Form 10-K
period 2005-12-31
Federal Home Loan Bank of Chicago
filed 2006-03-30
CIK 1331451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-51401

FEDERAL HOME LOAN BANK OF CHICAGO

(Exact name of registrant as specified in its charter)

Federally chartered corporation	36-6001019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 East Wacker Drive Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 565-5700

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Capital stock, $100 per share par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate par value of capital stock held by non-affiliates of the registrant was approximately $4,091,699,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005. The registrant’s capital stock is not publicly-traded, so there is no market value.

There were 39,832,618 shares of registrant’s capital stock outstanding as of February 28, 2006.

FEDERAL HOME LOAN BANK OF CHICAGO

PART I

Item 1.	Business

Introduction

The Federal Home Loan Bank of Chicago (the “Bank”), a federally chartered corporation and a member–owned cooperative, is one of twelve Federal Home Loan Banks (the “FHLBs”) which, with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (“FHLB Act”). Each FHLB has members in a specifically defined geographic district. The Bank’s defined geographic district consists of Illinois and Wisconsin. The Bank is supervised and regulated by the Finance Board, which is an independent federal agency in the executive branch of the United States government. See “Item 1—Regulations—Regulatory Oversight.”

The Bank’s mission is to promote and support the growth and success of its members’ housing, community investment, and other financing activities by:

•	Serving as a reliable source of liquidity.

•	Providing secured financing and asset liability management capabilities, which create value and are designed to meet members’ specific needs.

•	Contributing direct support to affordable housing and community investment programs delivered through members.

The Bank provides credit to members principally in the form of secured loans, called advances. The Bank also operates the Mortgage Partnership Finance® (MPF®) Program1 under which the Bank, in partnership with its participating financial institutions (“PFIs”), provides funding for home mortgage loans. The Bank initiated the MPF Program in 1997. In 2003, the Bank initiated the MPF Shared Funding® program, pursuant to which a PFI of the Bank forms a trust that issues privately-placed mortgage-backed securities (“MBS”) which are sold to the FHLBs and their members.

These programs help the Bank accomplish its mission of supporting the growth and success of its members’ housing finance activities throughout the United States. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions and community financial institutions (“CFIs”) located in Illinois and Wisconsin are eligible to apply for membership in the Bank. All members are required to purchase capital stock in the Bank as a condition of membership, and all capital stock is owned by the Bank’s members and former members. The capital stock is not publicly traded.

The Bank’s primary source of funds is proceeds from the sale to the public of FHLB debt instruments (“consolidated obligations”) which are, by Finance Board regulation, the joint and several obligations of all the FHLBs. Consolidated obligations are not obligations of the United States government and the United States government does not guarantee them. The Office of Finance is a joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations. Additional funds are provided by deposits, other borrowings and the issuance of capital stock. Deposits are received from both member and non-member financial institutions and federal instrumentalities. The Bank also provides members and non-members with correspondent services such as safekeeping, wire transfers and cash management.

The Bank maintains a website located at www.fhlbc.com through which it makes available its financial statements and other information regarding the Bank free of charge. The Bank is required to file with the Securities and Exchange Commission (“SEC”) an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website that contains these reports and other information regarding the Bank’s electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. Information on those websites, or that can be accessed through those websites, does not constitute a part of this annual report.

[1]	“Mortgage Partnership Finance”, “MPF”, “MPF Shared Funding” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

Membership Trends

The following table shows the outstanding advances, capital stock holdings and the geographic locations of the Bank’s members by type of institution and includes four members who have indicated their intention to withdraw from membership pending a six month notice period and approval by the Finance Board:

(Dollars in millions)

	December 31, 2005
	Advances		Percent of Total	Capital Stock	Number of Institutions			Percent of Total
Type of Institution					Illinois	Wisconsin	Total
Commercial Banks	$14,990		60.1%	$2,396	471	228	699	79.3%
Thrifts	8,131		32.6%	978	97	36	133	15.1%
Credit Unions	185		0.7%	290	17	21	38	4.3%
Insurance Companies	1,645		6.6%	317	9	2	11	1.3%

Total at par	$24,951		100.0%	$3,981	594	287	881	100.0%

Adjustments	(30)[1]			(222)[2]

Balance on the Statements of Condition	$24,921			$3,759

	December 31, 2004
	Advances		Percent of Total	Capital Stock	Number of Institutions			Percent of Total
Type of Institution					Illinois	Wisconsin	Total
Commercial Banks	$14,122		58.9%	$2,312	478	229	707	79.2%
Thrifts	7,955		33.2%	1,253	104	37	141	15.8%
Credit Unions	174		0.7%	303	16	19	35	3.9%
Insurance Companies	1,718		7.2%	435	8	2	10	1.1%

Total at par	$23,969		100.0%	$4,303	606	287	893	100.0%

Adjustments	223	[1]		(11)[2]

Balance on the Statements of Condition	$24,192			$4,292

[1]	Amount represents SFAS 133 hedging adjustments.

[2]	Amount represents SFAS 150 adjustment of mandatorily redeemable capital stock classified as a liability on the statements of condition.

At December 31, 2005, the Bank had 881 members, down 12 from December 31, 2004, when the Bank reached an all-time high of 893 members. The Bank added 22 new members during the year ended December 31, 2005. However, 30 members were acquired by other institutions (nine outside of the Bank’s district) during the year ended December 31, 2005. In addition, on October 18, 2005, the Bank’s Board of Directors discontinued redemptions of voluntary stock for a period of time in order to ensure an adequate capital base for the Bank. Subsequent to the Bank announcing its discontinuation of voluntary capital stock redemptions, the Bank received membership withdrawal notices and related redemption requests from four members totaling $204 million of capital stock through December 31, 2005. During the period from January 1, 2006 to February 28, 2006 the Bank received withdrawal notices and related redemption requests from three members totaling $38 million of capital stock which has been reclassified from equity to a liability. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources—Capital Amounts.”

Credit customers of the Bank are defined as the number of members which have used advances, the MPF Program or other credit products at any point during the year. For the years ended December 31, 2005 and 2004, the number of credit customers of the Bank was 746 and 718, respectively, representing 85% and 80% of total membership, respectively.

The following table shows the concentration of Bank members by asset size:

	December 31,
Member Asset Size	2005	2004
Less than $100 million	39%	42%
$100 million to $1 billion	56%	53%
Excess of $1 billion	5%	5%

Total	100%	100%

Business Segments

The Bank manages its operations by grouping its products and services within two operating segments. The measure of profit or loss and total assets for each segment is contained in “Note 19—Segment Information.” Also refer to management’s discussion and analysis on the operating results of the segments contained in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results.” These operating segments are:

•	Traditional Member Finance: This segment includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments and deposit products; and

•	The MPF Program.

The segments reflect the manner in which financial information is evaluated by management including the chief operating decision makers.

Traditional Member Finance

Advances

The Bank extends advances (fixed or floating rate loans) to its members and eligible housing associates based on the security of mortgages and other collateral that the members and eligible housing associates pledge. Eligible housing associates are non-members that are approved mortgagees under Title II of the National Housing Act for which the Bank is permitted under the FHLB Act to make advances. These eligible housing associates must be chartered under law, be subject to inspection and supervision by some governmental agency, and lend their own funds as their principal activity in the mortgage field. Eligible housing associates are not subject to certain provisions of the FHLB Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements that apply to members apply to them.

Advances support residential mortgages held in member portfolios, and may also be used for any valid business purpose in which a member is authorized to invest, including providing funds to any member CFI for secured loans to small businesses, small farms, and small agri-businesses. CFIs are defined as Federal Deposit Insurance Corporation (FDIC)-insured depository institutions with total average year-end assets at or below a level prescribed by the Finance Board each year for the prior three years. This level was set at $587 million as of January 1, 2006, $567 million as of January 1, 2005 and $548 million as of January 1, 2004.

Advances serve as a funding source for a variety of conforming mortgage loans and nonconforming mortgages, including loans that members may be unable or unwilling to sell in the secondary mortgage market. Conforming mortgage loans are mortgage loans which meet the Federal National Mortgage Association’s (“Fannie Mae’s”) or the Federal Home Loan Mortgage Corporation’s (“Freddie Mac’s”) original loan amount limits and underwriting guides. Nonconforming mortgage loans are mortgage loans that do not meet these requirements. Also, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can provide interim funding.

The Bank offers a variety of advances, including the following:

•	Fixed-Rate Advances. Fixed-rate advances have maturities from two days to ten years. The Bank also issues putable advances to members in which the Bank has the right to exercise a put option in whole or in part on the pre-defined lockout date at par, upon five (5) business days’ prior notice. In the event of an exercise of the put option by the Bank, the related advance is extinguished through one of the following options: (i) repayment by the member, (ii) replacement with Bank funding, which the Bank offers to the member, subject to compliance by the member with the terms of the Bank’s credit policy (and at the then-prevailing market rate of interest), (iii) in the absence of any action by the member, replacement by an open-line advance, subject to compliance by the member with the terms of the Bank’s credit policy (and at the then-prevailing market rate of interest), or (iv) other negotiated settlement if replacement funding is not available pursuant to the terms of the Bank’s credit policy.

•	Variable-Rate Advances. Variable-rate advances include advances with maturities from six months to seven years with the interest rates reset periodically at a fixed spread to LIBOR or some other index. Depending upon the variable-rate advance selected, the member may have an interest-rate cap on the advance which limits the amount of interest the member would have to pay, or the member may prepay the advance with or without a prepayment fee.

•	Open-Line Advances. Open-line advances are designed to provide flexible funding to meet borrowers’ daily liquidity needs and may be drawn for one day. These advances are automatically payable on demand by the member. Rates are set daily at the end of business.

•	Fixed Amortizing Advances. Fixed amortizing advances have maturities that range from one year to 15 years, with the principal repaid over the term of the advances monthly, quarterly or semi-annually.

•	Floating to Fixed Convertible Advances. Floating to fixed convertible advances have maturities that range from two years to ten years, with a defined lockout period where the interest rates adjust based on a fixed spread to LIBOR. At the end of the lockout period, these advances convert to fixed-rate advances. The fixed-rate of interest on the converted advances is set at origination.

The first table below sets forth the carrying value of advances by type and the second table below sets forth interest income recognized by type of advance:

(Dollars in millions)

	As of December 31,
	2005		2004
Advance Balance by Type	Carrying Value	Percent of Total Advances Outstanding	Carrying Value	Percent of Total Advances Outstanding
Fixed-Rate	$19,624	78.7%	$19,398	80.9%
Variable-Rate	3,924	15.7%	3,208	13.4%
Open-Line	1,176	4.7%	1,085	4.5%
Fixed Amortizing	172	0.7%	223	0.9%
Floating to Fixed Convertible	55	0.2%	55	0.2%

Total par value of advances	24,951	100.0%	23,969	100.0%

SFAS 133 hedging adjustments	(30)		223

Total advances	$24,921		$24,192

(Dollars in millions)

	For the Years Ended December 31,
	2005		2004		2003
Advance Interest Income by Type	Interest Income	Percent by Type	Interest Income	Percent by Type	Interest Income	Percent by Type
Fixed-Rate	$701	80.5%	$730	87.9%	$800	89.7%
Variable-Rate	122	14.0%	68	8.2%	64	7.2%
Open-Line	36	4.1%	17	2.0%	10	1.2%
Fixed Amortizing	9	1.1%	11	1.3%	12	1.3%
Floating to Fixed Convertible	3	0.3%	5	0.6%	6	0.6%

Subtotal	871	100.0%	831	100.0%	892	100.0%

Other	—		5		4
SFAS 133 hedging adjustments	(66)		(282)		(341)

Total interest income from advances	$805		$554		$555

The Bank’s advance products provide members with asset-liability management capabilities. The Bank offers advances that can be adjusted to help members manage the maturity and prepayment characteristics of mortgage loans by reducing members’ interest rate risk associated with holding long-term fixed-rate mortgages. To determine the maximum amount and term of the advances the Bank will lend to a member, the Bank assesses the member’s creditworthiness and financial condition. The Bank also values the collateral pledged to the Bank and conducts periodic collateral reviews to establish the amount it will lend against each collateral type. The Bank requires delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member’s creditworthiness deteriorates).

The Bank is required to obtain and maintain a security interest in eligible collateral at the time it originates or renews an advance. Eligible collateral includes whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies; without limitation mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae”); FHLB consolidated obligations; cash or deposits in the Bank; and other real estate-related collateral acceptable to the Bank provided that the collateral has a readily ascertainable value and the Bank can perfect a security interest in the related property.

CFIs are subject to expanded statutory collateral provisions which allow them to pledge secured small business, small farm, or small agri-business loans. This type of collateral is referred to as “community financial institution collateral”. As additional security for a member’s indebtedness, the Bank has a statutory lien on a member’s capital stock in the Bank.

The FHLB Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only two exceptions are claims and rights that would be entitled to priority under otherwise applicable law or are held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests. The Bank perfects the security interests granted to it by members by taking possession of securities collateral and filing UCC-1 forms on all other collateral.

Collateral arrangements will vary with member credit quality, borrowing capacity, collateral availability, and overall member credit exposure. The Bank manages collateral requirements and increases its monitoring of members when borrowings from all sources exceed 20% of their assets. At December 31, 2005, 16 of the Bank’s members had borrowings from the Bank that exceeded 20% of their assets, totaling $5.5 billion of credit and advance products at par value, which represented 22.2% of the Bank’s total advances outstanding at par. At December 31, 2004, 12 of the Bank’s members had borrowings from the Bank that exceeded 20% of their assets, totaling $2.9 billion of advances at par value, which represented 12% of the Bank’s total advances outstanding at par. The Bank may require the delivery of collateral from any member at any time. The following table illustrates member borrowing capacity based on underlying collateral type at December 31, 2005 and 2004:

	Borrowing Capacity
Type of Collateral	2005	2004
U.S. Treasury and other government agency securities [1]	95 - 97%	95 - 97%
Non-agency, rated mortgage-backed securities	85 - 90%	85 - 90%
Eligible first-lien single or multi-family mortgage loans	75 - 85%	60 - 80%
Community financial institution and other eligible collateral	50%	50%

[1]	Includes GSE's such as Fannie Mae, Freddie Mac and other FHLB's, as well as other agencies such as Ginnie Mae, Farm Services Agency, Small Business Administration, Bureau of Indian Affairs and United States Department of Agriculture.

At December 31, 2005, CFIs had pledged $485 million of CFI collateral to the Bank, securing $62 million of advances. The CFI collateral amounts pledged in excess of the amounts required to cover existing advances is available (after application of the borrowing capacity percentage) for potential future advances. At December 31, 2004, CFIs had pledged $340 million of CFI collateral to the Bank, which secured $52 million of advances at December 31, 2004. At December 31, 2003, CFIs had pledged $244 million of CFI collateral to the Bank, securing $45 million of advances at December 31, 2003.

The Bank requires that members annually deliver copies of their audited financial statements or Form 10-K report filed with the SEC. Members that are not otherwise required to produce audited financial statements are required to submit their year-end call report or thrift report. The Bank also accesses all member quarterly reports filed with their applicable regulators. The Bank regularly reviews this financial information and makes adjustments to a member’s borrowing capacity and collateral requirements as needed.

Members with outstanding advances are required to deliver to the Bank a third party collateral verification report based upon agreed upon procedures attesting to the eligibility and sufficiency of the member’s mortgage collateral. Members are normally required to deliver these reports every two years provided they meet satisfactory credit and collateral conditions. Members that average more than $100 million in outstanding advances each year secured by single family or multiple family mortgage loans are required to deliver a collateral verification report annually. Creditworthy members with average outstanding advances less than $5 million secured by single family or multiple family mortgage loans with an outstanding book value at least 3 times greater than the amount of average outstanding advances are only required to deliver a collateral verification report every three years. Members pledging small business, small farm or small agribusiness loans are required to provide the Bank with quarterly collateral listings and the Bank conducts collateral field reviews annually. The Bank conducts field reviews in other circumstances as well in order to determine collateral eligibility and whether any adjustment to a member’s borrowing capacity is necessary.

At December 31, 2005, 2004 and 2003, the Bank had 602, 586 and 563 advance borrowers, respectively. The table below sets forth the outstanding par amount of advances by the largest five advance borrowers:

(Dollars in millions)

	Five Largest Advance Borrowers
	December 31, 2005		December 31, 2004
	Advances at Par	% of Total	Advances at Par	% of Total
LaSalle Bank, N.A.	$3,091	12.4%	$3,151	13.2%
Mid America Bank, FSB	2,471	9.9%	2,188	9.1%
M & I Marshall & Ilsley Bank	1,754	7.0%	1,654	6.9%
One Mortgage Partners Corp. [1]	1,615	6.5%	1,615	6.7%
State Farm, F.S.B.	1,180	4.7%	1,211	5.1%
All Other Members	14,840	59.5%	14,150	59.0%

Total advances at par	$24,951	100.0%	$23,969	100.0%

[1]	Bank One, N.A. was acquired by JP Morgan Chase, an out-of-district acquisition during 2004. The advance balances of Bank One, N.A. were transferred to its subsidiary, One Mortgage Partners Corp., an in-district member, whose ultimate parent is JP Morgan Chase.

Other Mission-Related Community Investment Cash Advance Programs

Direct and indirect support for housing and community economic development lending programs are designed to ensure that communities throughout the Bank’s district are safe and desirable places to work and live. Members are assisted in meeting their Community Reinvestment Act responsibilities through a variety of specialized programs. Through the Affordable Housing Program (AHP), Community Investment Program (CIP), and Community Economic Development Advance Program, members have access to grants and below-market interest rate advances to help them provide funds for affordable rental housing and home-ownership, small business, and other commercial and economic development opportunities that benefit low- and moderate-income individuals, households, and neighborhoods. In addition, the Bank purchases mortgages that are guaranteed by the U.S. Department of Housing and Urban Development (HUD) under the HUD Section 184 Native American Program. The Bank administers and funds the programs described below:

•	Affordable Housing Program - AHP subsidies in the form of direct grants are offered to members in partnership with community sponsors to stimulate affordable rental and homeownership opportunities for households with incomes at or below 80% of the area’s median income adjusted for family size. AHP subsidies can be used to fund housing acquisition, rehabilitation, new construction, or to cover down payment and closing costs. This program is funded with approximately 10% of the Bank’s pre-assessment net earnings each year.

The Bank awarded AHP competitive subsidies totaling $29 million and $32 million for the years ended December 31, 2005 and 2004, respectively, for projects designed to provide housing to 5,949 and 5,680 households, respectively. These subsidies are awarded semi-annually in the second and fourth quarters. Amounts accrued but not awarded are recorded as a liability on the Bank’s statements of condition. As a part of its annual affordable housing grant making process, the Bank announced that it anticipates approximately $30 million will be available to members and sponsors during 2006 to support the Bank’s AHP activities.

DownPayment Plus® is a sub-program of the AHP that, in partnership with the Bank’s members, assists primarily first-time home buyers with down payment and closing cost requirements. During the years ended December 31, 2005 and 2004, $8 million and $10 million, respectively, of the AHP was funded through DownPayment Plus® to assist 1,673 and 2,278 low- and moderate-income homebuyers.

•	Community Investment Program/Community Economic Development Advance Program - In addition to the AHP, the Bank offers two programs through which members may apply for advances to support affordable housing development or community economic development lending. These programs provide advance funding that has interest rates below regular advance rates, for terms typically up to 10 years. The Bank’s CIP and Community Economic Development Advance products have been used to finance affordable home ownership housing, multi-family rental projects, new roads and bridges, agriculture and farm activities, public facilities and infrastructure, and small businesses. As of December 31, 2005 and 2004, the Bank had approximately $2.0 billion and $1.5 billion, respectively, in advances outstanding under the CIP and Community Economic Development Advance programs.

•	Native American Mortgage Purchase Program - Since December 2003, the Bank has purchased mortgages provided by its Wisconsin members on Indian land. These mortgages are fully guaranteed by HUD, in the event of default by the homeowner. Since the inception of the program through December 31, 2005, the Bank had purchased 86 mortgages totaling approximately $7 million with no default occurrences.

Derivative Activities with Members

Members may enter into interest rate derivatives directly with the Bank. The Bank enters into offsetting interest rate derivatives with non-member counterparties in cases where the Bank is not using the interest rate derivative for its own hedging purposes. This provides smaller members access to the derivatives market. The derivatives are recorded at fair value with changes in fair value recorded in earnings. At December 31, 2005 and 2004, the Bank had $92 million and $171 million in outstanding notional amounts of interest rate derivatives, respectively, with its members. The fair value of these interest rate derivatives was ($7) million and $6 million at December 31, 2005 and 2004, respectively. Both the notional and fair value derivative amounts were offset by other derivative positions held by the Bank with non-member counterparties.

Standby Letters of Credit

The Bank provides members with standby letters of credit to support member obligations to third parties. Members may use standby letters of credit to facilitate residential housing finance and community lending or for liquidity and asset-liability management purposes. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. At December 31, 2005 and 2004, the Bank had $437 million and $346 million, respectively, in standby letters of credit outstanding.

Deposits

The Bank accepts deposits from its members, institutions eligible to become members, any institution for which it is providing correspondent services, other FHLBs, or other government instrumentalities. The Bank offers several types of deposit programs to its deposit customers including demand, overnight, and term deposits. For a description of the Bank’s liquidity requirements with respect to deposits see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources—Liquidity.”

The table below presents the maturities for term deposits in denominations of $100,000 or more:

(Dollars in millions)

	December 31,
	2005	2004
By remaining maturity
3 months or less	$47	$28
Over 3 months but within 6 months	2	59
Over 6 months but within 12 months	2	2

Total	$51	$89

Investments

The Bank maintains a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, the Bank maintains a portfolio of short-term liquid assets, principally overnight Federal funds and resale agreements entered into with highly rated institutions. The longer-term investment securities portfolio includes securities issued by the U.S. government, U.S. government agencies, government sponsored enterprises, MPF Shared Funding® securities and mortgage-backed securities (MBS) that are issued by government sponsored enterprises or that carry the highest ratings from Moody’s Investors Service (“Moody’s”), Standard and Poor’s Rating Service (“S&P”), or Fitch Ratings, Inc. (“Fitch”). Securities issued by government sponsored enterprises are not guaranteed by the U.S. federal government. The long-term investment securities portfolio provides the Bank with higher returns than those available in the short-term money markets. It is not the Bank’s practice to purchase investment securities issued directly by members or their affiliates. Investment securities issued by affiliates of members may be purchased by the Bank in the secondary market through a third party at arm’s length. See “Note 22—Transactions with Related Parties and Other FHLBs.”

Under Finance Board regulations, the Bank is prohibited from trading securities for speculative purposes or market-making activities. Additionally, the Bank is prohibited from investing in certain types of securities or loans, including:

•	Instruments, such as common stock, that represent an ownership in an entity, other than common stock in small business investment companies, or certain investments targeted to low-income persons or communities;

•	Instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	Non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities, or instruments that were downgraded after purchase by the Bank;

•	Whole mortgages or other whole loans, other than, (1) those acquired under the Bank’s MPF Program, (2) certain investments targeted to low-income persons or communities, (3) certain marketable direct obligations of State, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”), (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and, (5) certain foreign housing loans authorized under section 12(b) of the FHLB Act; and

•	Non-U.S. dollar-denominated securities.

Finance Board regulations further limit the Bank’s investment in MBS and asset-backed securities. These regulations require that the total carrying value of MBS owned by the Bank not exceed 300% of the Bank’s previous month-end capital on the day it purchases the securities. At December 31, 2005 and 2004, the Bank’s MBS to total capital (capital stock, retained earnings and Other Comprehensive Income (“OCI”)) ratio was 155% and 119%, respectively. In addition, the Bank is prohibited from purchasing:

•	Interest-only or principal-only stripped MBS;

•	Residual-interest or interest-accrual classes of collateralized mortgage obligations (“CMO”) and Real Estate Mortgage Investment Conduits (“REMIC”); and

•	Fixed-rate MBS or floating rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

At December 31, 2005, the Bank held $26 million of consolidated obligations at fair value ($26 million at par value) of other FHLBs that were purchased from 1995 to 1997. These consolidated obligations are scheduled to mature in 2008. These investment securities are classified as trading on the statements of condition. The Bank was authorized to purchase these consolidated obligations in the secondary market after their initial offering period because they qualified as authorized investments under the Finance Board’s Financial Management Policy. The Bank is the secondary obligor for consolidated obligations that it acquires and holds for investment purposes. Acquiring consolidated obligations of other FHLBs is not part of the Bank’s existing investment strategy. As a result, the Bank does not intend to purchase any additional consolidated obligations of other FHLBs.

The carrying value of the Bank’s investment securities portfolio by type of investment and credit rating is shown in the following tables:

Investment Securities

December 31, 2005

(Dollars in millions)

		Long Term Rating		Short Term Rating	Total
Total Portfolio	Government Agency	AAA	AA	A-1 or Higher
Commerical paper	$—	$—	$—	$1,493	$1,493
Government-sponsored enterprises	2,109	—	—	—	2,109
Consolidated obligations of other FHLBs	26	—	—	—	26
State or local housing agency obligations	—	21	61	—	82
SBA/SBIC	666	—	—	—	666
Mortgages-backed securities (MBS)	4,562	1,821	11	—	6,394

Total investment securities	$7,363	$1,842	$72	$1,493	$10,770

Further Detail of MBS issued, Guaranteed or Fully insured By:
Pools of Mortgages
Government-sponsored enterprises	$2,425	$—	$—	$—	$2,425
Government-guaranteed	51	—	—	—	51
CMOs/REMICs
Government-sponsored enterprises	2,073	—	—	—	2,073
Government-guaranteed	13	—	—	—	13
MPF Shared Funding	—	406	11	—	417
Privately Issued MBS
Non-conforming MBS	—	58	—	—	58
CMOs/REMICs	—	26	—	—	26
Asset Backed Securities	—	292	—	—	292
Home Equity	—	1,039	—	—	1,039

Total Mortgage Backed Securities	$4,562	$1,821	$11	$—	$6,394

Investment Securities

December 31, 2004

(Dollars in millions)

	Government Agency	Long Term Rating		Short Term Rating
Total Portfolio		AAA	AA	A-1 or Higher	Total
Commerical paper	$—	$—	$—	$700	$700
Government-sponsored enterprises	1,731	—	—	—	1,731
Consolidated obligations of other FHLBs	72	—			72
State or local housing agency obligations	—	32	69	—	101
SBA/SBIC	743	—	—	—	743
Mortgages-backed securities (MBS)	3,198	2,294	12	—	5,504

Total investment securities	$5,744	$2,326	$81	$700	$8,851

Further Detail of MBS issued, Guaranteed or Fully insured By:
Pools of Mortgages
Government-sponsored enterprises	$1,787	$—	$—	$—	$1,787
Government-guaranteed	75	—	—	—	75
CMOs/REMICs
Government-sponsored enterprises	1,316	—	—	—	1,316
Government-guaranteed	20	—	—	—	20
MPF Shared Funding	—	501	11	—	512
Privately Issued MBS
Non-conforming MBS	—	85	—	—	85
CMOs/REMICs	—	51	1		52
Asset Backed Securities	—	367	—	—	367
Home Equity	—	1,290	—	—	1,290

Total Mortgage Backed Securities	$3,198	$2,294	$12	$—	$5,504

Mortgage Partnership Finance® Program

Introduction

The MPF® Program is a unique secondary mortgage market structure under which participating FHLBs (“MPF Banks”) serve as a source of liquidity to their participating financial institution members (“PFIs”) who originate mortgage loans. The MPF Banks do this by either purchasing mortgage loans after they have been originated by the PFIs or, alternatively, by funding the mortgage loans themselves. In this regard, the mortgage loans purchased or funded are held on the MPF Bank’s statement of condition.

The current MPF Banks are the Federal Home Loan Banks of: Atlanta, Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, San Francisco and Topeka. The Federal Home Loan Bank of Chicago acts as “MPF Provider” and provides programmatic and operational support to the MPF Banks and their PFIs.

MPF Program assets are qualifying conventional conforming and Government (i.e., FHA insured and VA guaranteed) fixed-rate mortgage loans and participations in pools of such mortgage loans, secured by one-to-four family residential properties, with maturities ranging from 5 to 30 years (“MPF Loans”). The Finance Board’s Acquired Member Asset regulation (12 C.F.R. §955) (“AMA Regulation”) requires MPF Loans to be funded or purchased by the MPF Banks through or from PFIs and to be credit enhanced in part by the PFIs. MPF Banks generally acquire whole loans from their respective PFIs but may also acquire them from a member of another MPF Bank with permission of the PFI’s respective MPF Bank or may acquire participations from another MPF Bank. The AMA Regulation authorizes MPF Banks to fund loans, which the Bank does through funding arrangements with PFIs. The acquisition of eligible Bank-funded loans and closed loans is consistent with and authorized as a core mission activity under Finance Board regulations.

Under the MPF 100 product, one of five MPF Program products, the MPF Bank “table funds” MPF Loans; that is, the MPF Bank provides the funds through the PFI as its agent to make the MPF Loan to the borrower. The PFI performs all the traditional retail loan origination functions under this and all other MPF products. With respect to the MPF 100 product, the MPF Bank is considered the originator of the MPF100 Loan for accounting purposes since the PFI is acting as its agent when originating the MPF 100 Loan. This differs from other MPF products in which the MPF Bank purchases loans that have been acquired or already been closed by the PFI with its own funds. See “Item 1—Business—Business Segments—Mortgage Partnership Finance® Program—MPF® Products” for a description of products offered under the MPF Program.

The Bank, in its role as MPF Provider, establishes the eligibility standards under which an MPF Bank member may become a PFI, establishes the structure of MPF products and the eligibility rules for MPF Loans, manages the pricing and delivery mechanism for MPF Loans, and manages the back-office processing of MPF Loans in its role as master servicer. The Bank publishes and maintains the MPF Origination Guide and MPF Servicing Guide (together “MPF Guides”), which detail the requirements PFIs must follow in originating or selling and servicing MPF Loans. When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law or terms of mortgage documents, the PFI may be required to repurchase the MPF Loans which are impacted by such failure. Reasons for which a PFI could be required to repurchase an MPF Loan may include but are not limited to MPF Loan ineligibility, failure to deliver a qualifying promissory note and certain other relevant documents (“Collateral Package”) to an approved custodian, a servicing breach, fraud, or other misrepresentation.

For the year ended December 31, 2005 the Bank’s PFIs were required to repurchase 0.08% of the average daily balance of conventional outstanding MPF Loans for a total of $29 million, compared to the years ended December 31, 2004 and 2003, in which the Bank’s PFIs were required to repurchase less than 0.03% of the average daily balance of conventional outstanding MPF Loans for a total of $13 million and $11 million, respectively. The Bank has not experienced any losses related to these conventional MPF Loan repurchases.

Without limiting or waiving the PFI’s obligation as servicer to advance principal and interest under the scheduled/scheduled servicing option, the PFI may, under the terms of the MPF Servicing Guide, elect to repurchase any Government MPF Loan for an amount equal to 100% of the Government MPF Loan’s then current scheduled principal balance and accrued interest thereon provided there has been no payment made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of FHA, VA and HUD in order to preserve the insurance or guaranty coverage. In addition, just as for conventional MPF Loans, if a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law or terms of mortgage documents, the PFI may be required to repurchase the Government MPF Loans which are impacted by such failure.

For the years ended December 31, 2005, 2004 and 2003, the Bank’s PFIs repurchased Government MPF Loans totaling $97 million, $15 million and $76 million, respectively, which represents 1.48%, 0.23% and 0.94% of the average daily balance of Government MPF Loans outstanding during these respective periods. The increase in Government MPF Loan repurchases during the year ended December 31, 2005 was the result of a change in repurchase policy by one of the Bank’s PFIs. In April 2005, one of the Bank’s PFIs changed its repurchase policy to seek approval to repurchase its Government MPF Loans immediately upon their becoming greater than ninety days past due, which is permitted within the Bank’s MPF Servicing Guide. Prior to the PFI’s internal change in policy, a majority of its repurchases occurred over a greater period of time after the MPF Loans became ninety days past due. The Bank has not experienced any losses related to the repurchase of Government MPF Loans.

PFIs are paid a credit enhancement fee as an incentive to minimize credit losses and share in the risk of credit loss on MPF Loans and to pay for Supplemental Mortgage Insurance (“SMI”), rather than paying a guaranty fee to other secondary market purchasers. These fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans. The required credit enhancement obligation amount may vary depending on the MPF product alternatives selected. Credit enhancement fees, payable to a member as compensation for assuming credit risk, are recorded as an offset to mortgage loan interest income when paid by the Bank. The Bank also pays performance credit enhancement fees which are based on actual performance of the pool of MPF Loans under each master commitment. To the extent that losses in the current month exceed performance credit enhancement fees accrued, the remaining losses may be recovered from future performance credit enhancement fees payable to the member

Since 2003 the Bank has acquired fewer participation interests in MPF Loans of other MPF Banks. Instead the Bank has been charging a fee for acting as MPF Provider. In December 2002, the Bank began purchasing MPF Loans directly from PFIs of the FHLB of Dallas. The FHLB of Dallas acts as marketing agent for the Bank, and the Bank pays the FHLB of Dallas a fee for its services. Direct acquisitions from another FHLB’s members are permitted under the AMA Regulation with the consent of that FHLB. The Bank elected to purchase whole MPF Loans instead of participations in this instance because whole loans are more liquid assets than participation interests.

The MPF Program is designed to allocate the risks of MPF Loans among the MPF Banks and PFIs and to take advantage of their respective strengths. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF Loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF Loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. The credit enhancement structure motivates PFIs to minimize MPF Loan losses. The MPF Banks are responsible for managing the interest rate risk, prepayment risk and liquidity risk associated with owning MPF Loans.

The MPF Program was established to help fulfill the FHLBs’ housing finance mission. The Finance Board’s regulations define the acquisition of AMA or “acquired member assets” as a core mission activity of the FHLBs. The MPF Program offers a structure in which the risk of loss associated with MPF Loans is shared with the PFIs while allowing the Bank to diversify its assets beyond its Traditional Member Finance segment.

Mortgage Standards

The MPF Guides set forth the eligibility standards for MPF Loans. PFIs are free to use an approved automated underwriting system or to underwrite MPF Loans manually when originating or acquiring loans though the loans must meet MPF Program underwriting and eligibility guidelines outlined in the MPF Origination Guide. In some circumstances, a PFI may be granted a waiver exempting it from complying with specified provisions of the MPF Guides.

The current underwriting and eligibility guidelines with respect to MPF Loans are broadly summarized as follows:

•	Conforming loan size, which is established annually as required by the AMA Regulation and may not exceed the loan limits permitted to be set by the Office of Federal Housing Enterprise Oversight (“OFHEO”) each year;

•	Fixed-rate, fully-amortizing loans with terms from 5 to 30 years;

•	Secured by first liens on residential owner-occupied primary residences and second homes; primary residences may be up to four units;

•	Condominium, planned unit development and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower);

•	95% maximum loan-to-value ratio (“LTV”); except for FHLB AHP mortgage loans which may have LTVs up to 100% (but may not exceed 105% total LTV, which compares the property value to the total amount of all mortgages outstanding against a property) and Government MPF Loans which may not exceed the LTV limits set by FHA and VA;

•	MPF Loans with LTVs greater than 80% require certain amounts of mortgage guaranty insurance (“MI”), called primary MI, from an MI company rated at least “AA” or “Aa” and acceptable to S&P;

•	Unseasoned or current production with up to five payments made by the borrowers;

•	Credit reports and credit scores for each borrower; for borrowers with no credit score, alternative verification of credit is permitted;

•	Analysis of debt ratios;

•	Verification of income and sources of funds, if applicable;

•	Property appraisal;

•	Customary property or hazard insurance, and flood insurance, if applicable, from insurers acceptably rated as detailed in the MPF Guides;

•	Title insurance or, in those areas where title insurance is not customary, an attorney’s opinion of title;

•	The mortgage documents, mortgage transaction and mortgaged property must comply with all applicable laws and loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments;

•	Loans that are not ratable by a rating agency are not eligible for delivery under the MPF Program; and

•	Loans that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act (HOEPA) loans or loans in similar categories defined under predatory lending or abusive lending laws are not eligible for delivery under the MPF Program.

In addition to the underwriting guidelines, the MPF Guides contain MPF Program policies which include anti-predatory lending policies, eligibility requirements for PFIs such as insurance requirements and annual certification requirements, loan documentation and custodian requirements, as well as detailing the PFI’s servicing duties and responsibilities for reporting, remittances, default management and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

Upon any MPF Loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI’s default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides. Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides, and disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides standards.

During the third quarter of 2005, the Bank announced a special disaster relief initiative to lessen the hardship for victims of Hurricane Katrina. See “Item 1—Business—Business Segments—Mortgage Partnership Finance® — MPF® Servicing” for additional information.

Services Agreement

MPF Loans are delivered to each MPF Bank through the infrastructure maintained by the Bank, which includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® website. The Bank has entered into an agreement (“Services Agreement”) with each of the other MPF Banks to make the MPF Program available to their respective PFIs. The Services Agreement sets forth the terms and conditions of the MPF Bank’s participation in the MPF Program. The Services Agreement outlines the Bank’s agreement to provide transaction processing services to the MPF Banks, including acting as master servicer and master custodian for the MPF Banks with respect to the MPF Loans. The Bank has engaged Wells Fargo Bank N.A. as its vendor for master servicing and as the primary custodian for the MPF Program, and has also contracted with other custodians meeting MPF Program eligibility standards at the request of certain PFIs. Such other custodians are typically affiliates of PFIs and in some cases a PFI acts as self-custodian.

Historically, in order to compensate the Bank, as MPF Provider, for its transaction processing services, the Bank has required that each of the MPF Banks sell to it not less than a 25% participation interest in MPF Loans acquired by that MPF Bank. Currently, all but one of the MPF Banks compensate the Bank for its transaction processing services as MPF Provider by paying a transactions services fee instead of granting the Bank the right to purchase a participation interest with respect to MPF Loans acquired after 2003. One MPF Bank continues to compensate the Bank for its transaction processing services as MPF Provider by selling to the Bank not less than 25% participation interests in its MPF Loans. The Bank recorded $3 million and $1 million in transaction service fees for the years ended December 31, 2005 and 2004, respectively.

In addition to buying participation interests as compensation for providing transaction processing services, the Bank may purchase participation interests in MPF Loans through an agreement with the relevant MPF Bank, and may also sell participation interests to other MPF Banks at the time MPF Loans are acquired, although it is the Bank’s intent to hold all MPF Loans for investment. Effective March 1, 2006, the Bank no longer enters into new Master Commitments to purchase participation interests unless it has a pre-existing contractual obligation with an MPF Bank. The participation percentages in MPF Loans may vary by each pool of MPF Loans funded or purchased by the MPF Bank (“Master Commitment”), by agreement of the MPF Bank selling the participation interests (the “Owner Bank”), and the MPF Provider and other MPF Banks purchasing a participation interest. In order to detail the responsibilities and obligations for all participation interests sold by an Owner Bank to the MPF Provider or to other participating MPF Banks, each Owner Bank has entered into a participation agreement with the MPF Provider and, as applicable, any other participant MPF Banks. For an explanation of participation arrangements, see “Item 1—Business—Business Segments—Mortgage Partnership Finance Program®—MPF Bank Participations.”

MPF Loans are funded through or purchased directly from PFIs by MPF Banks through the transactional services provided by the Bank. Under the Services Agreement, the MPF Provider provides the necessary systems for PFIs to deliver MPF Loans to the MPF Bank, establishes daily pricing for MPF Loans, prepares reports for both the PFI and the MPF Bank, and provides quality control services on purchased MPF Loans.

The MPF Provider calculates and publishes on its eMPF website, pricing grids with the prices expiring at midnight the following day. The prices, rates and fees associated with the various MPF products are set by the MPF Provider, using observable third party pricing sources as inputs to its proprietary pricing model. If market prices move beyond preset ranges, the MPF Provider will reset all or some of the prices at any time during a given business day. In limited circumstances, an MPF Bank may elect to apply alternative pricing to a specific pool of MPF Loans delivered by one of its PFIs.

Participating Financial Institution Agreement

A member (or eligible housing associate) of an MPF Bank must specifically apply to become a PFI. The MPF Bank reviews the general eligibility of the member while the Bank, as MPF Provider, reviews the member’s servicing qualifications and ability to supply documents, data and reports required to be delivered by PFIs under the MPF Program. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (“PFI Agreement”) that creates a relationship framework for the PFI to do business with its MPF Bank. The PFI Agreement provides the terms and conditions for the origination of the MPF Loans to be funded or purchased by the MPF Bank and establishes the terms and conditions for servicing MPF Loans for the MPF Bank. If a member is an affiliate of a holding company which has another affiliate that is an active PFI, the member is only eligible to become a PFI if it is a member of the same MPF Bank as the existing PFI. The eligibility requirements for holding company affiliates do not apply to the Mortgage Purchase Program but pertain solely to participation in the MPF Program. The Bank does not participate in the Mortgage Purchase Program, a competing program offered by other FHLBs, which may include member participants that are affiliates of PFIs participating in the MPF Program.

The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each Master Commitment. Under the AMA Regulation the PFI must “bear the economic consequences” of certain credit losses with respect to a Master Commitment based upon the MPF product and other criteria.

Under the MPF Program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that Master Commitment or may require the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the Master Commitment, and/or the PFI may contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances from the MPF Bank are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the MPF Bank and further, that the MPF Bank may request additional collateral to secure the PFI’s obligations.

The PFI’s CE Amount for a Master Commitment covers the loan losses for that Master Commitment in excess of the first loss account (“FLA”), if any, up to an agreed upon amount. The final CE Amount is determined once the Master Commitment is closed (i.e., when the maximum amount of MPF Loans are delivered or the expiration date has occurred).

The table below summarizes the average PFI CE Amount of all Master Commitments funded or purchased by the Bank for each MPF Product:

Average PFI CE Amount as % of

Master Commitments Funded or Purchased by the Bank

	December 31,
	2005	2004
Original MPF	1.76%	1.64%
MPF 100	0.50%	0.44%
MPF 125	0.84%	0.71%
MPF Plus*	1.33%	1.35%
Original MPF for FHA/VA	N/A	N/A

*	CE Amount includes SMI policy coverage

The risk characteristics of each MPF Loan (as provided by the PFI) are analyzed by the MPF Provider using S&P’s LEVELS® model in order to determine the required CE Amount for a loan or group of loans to be funded or acquired by an MPF Bank (“MPF Program Methodology”) but which leaves the decision whether or not to deliver the loan or group of loans into the MPF Program with the PFI.

The AMA Regulation provides the authority for the Bank’s investment in residential mortgage loans. As required by the AMA Regulation, the MPF Program Methodology has been confirmed by S&P, an NRSRO, as providing an analysis of each Master Commitment that is “comparable to a methodology that the NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction.” The AMA Regulation requires that MPF Loans be sufficiently credit enhanced so that the risk of loss is limited to the losses of an investor in an “AA” rated mortgage-backed security, unless additional retained earnings plus a general allowance for losses are maintained. The Bank is required to recalculate the estimated credit rating of a Master Commitment if there is evidence of a decline in credit quality of the related MPF Loans. The required amount of additional retained earnings is an amount equal to the outstanding balance of the MPF Loans under the related Master Commitment multiplied by the applicable factor listed below that is associated with the putative credit rating of the Master Commitment.

Putative rating of single-family mortgage assets	Percentage applicable to on-balance sheet equivalent value of AMA
Third highest investment grade	0.90%
Fourth highest investment grade	1.50%
If downgraded to below investment grade after acquisition by Bank:
Highest below investment grade	2.25%
Second highest below investment grade	2.60%
All other below investment grade	100.00%

For purposes of determining the appropriate amount of additional retained earnings as described in the preceding paragraph, the Bank must determine the estimated rating of the pool of MPF Loans for each Master Commitment. This determination is made based upon the MPF Program Methodology under S&P’s LEVELS program and the product type of the related MPF Loans. For a description of the different MPF product types and the calculation of the PFI’s CE Amount by product type see “Item 1—Business—Business Segments—Mortgage Partnership Finance Program®—MPF Products.”

The estimated rating for each Master Commitment is based upon the size of the PFI’s CE Amount and the Bank’s effective FLA exposure (after consideration of the Bank’s ability to reduce a PFI’s performance based credit enhancement fees) so that the Bank is in a position equivalent to that of an investor in a “AA” mortgage-backed security. However, in June of 2002, the Bank agreed with the Finance Board that in determining the estimated rating for Master Commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus Master Commitments), the Bank will only partially rely on its ability to reduce performance based credit enhancement fees when measuring the Bank’s effective FLA exposure. As a result, the Bank either holds additional retained earnings against the related Master Commitments in accordance with the AMA regulations or purchases SMI to upgrade the estimated rating of the Master Commitment to the equivalent of a “AA” rated mortgage-backed security. As of December 31, 2005, the outstanding balance of MPF Loans for which the Bank has purchased SMI in order to increase the estimated credit rating of a Master Commitment is $3.9 billion.

Typically, a PFI will sign one Master Commitment to cover all the conventional MPF Loans it intends to deliver to the MPF Bank in a year. However, a PFI may also sign a Master Commitment for Government MPF Loans, it may choose to deliver MPF Loans under more than one conventional product, or it may choose to use different servicing remittance options and thus have several Master Commitments opened at any one time. Master Commitments may be for shorter periods than one year and may be extended or increased by agreement of the MPF Bank and the PFI. The Master Commitment defines the pool of MPF Loans for which the CE Amount is set so that the risk associated with investing in such pool of MPF Loans is equivalent to investing in a “AA” rated asset without giving effect to the MPF Bank’s obligation to incur losses up to the amount of the initial FLA.

PFIs request funding or purchase commitments (“Delivery Commitments”) from their respective MPF Bank based on the Bank’s published daily pricing schedules. The PFI enters into a Delivery Commitment, which is a mandatory commitment of the PFI to sell or originate eligible mortgage loans.

PFIs deliver MPF Loans to the MPF Bank by complying with the Delivery Commitment. Each MPF Loan delivered must conform to specified ranges of interest rates and maturity terms detailed in the Delivery Commitment or it will be rejected by the MPF Provider. The MPF Loan under a Delivery Commitment is linked to a Master Commitment so that the cumulative credit enhancement level can be determined. Loans that exceed the maximum amount of a Master Commitment; exceed the PFI’s maximum CE Amount; or would be funded after the expiration of the Master Commitment, are rejected. The Delivery Commitment also specifies the number of business days the PFI has to deliver the MPF Loans, not to exceed 45 business days (unless extended for a fee).

The sum of MPF Loans delivered by the PFI under a specific Delivery Commitment cannot exceed the amount specified in the Delivery Commitment without the assessment of a price adjustment fee. Delivery Commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a PFI for failing to deliver the amount of loans specified in a Delivery Commitment) or extension fees (fees charged to a PFI for extending the time deadline to deliver loans on a Delivery Commitment), which protect the MPF Bank against changes in market prices.

In connection with each sale to or funding by an MPF Bank, the PFI makes certain representations and warranties to the MPF Bank which are contained in the PFI Agreement and in the MPF Guides. The representations and warranties are similar to those required by Fannie Mae, Freddie Mac and for mortgage-backed securities and specifically include compliance with predatory lending laws and the integrity of the data transmitted to the MPF Program system.

Once an MPF Loan is funded or purchased, the PFI must deliver the Collateral Package to the designated custodian. In some cases, a PFI or one of its affiliates may act as custodian. The custodian reports to the MPF Provider whether the Collateral Package matches the funding information in the MPF Program system and otherwise meets MPF Program requirements. If the PFI does not deliver a conforming Collateral Package within the time frames required under the MPF Guides it will be assessed a late fee and can be required to purchase or repurchase the MPF Loan.

Credit Risk Exposure Assumed by the Bank on MPF® Loans

The credit risk on MPF Loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s CEP Amount. The Bank also faces credit risk of loss on MPF Loans to the extent such losses are not recoverable from the PFI or an SMI Provider, as applicable, as a credit enhancement provider.

The outstanding balance of the Bank’s MPF Loan portfolio exposed to credit losses not recoverable from the FHA and VA (including servicer paid losses not covered by the FHA or VA), PFI CEP Amount, primary mortgage insurance (“PMI”), or supplemental mortgage insurance (“SMI”) coverage was approximately $34.3 billion, $38.2 billion and $38.9 billion at December 31, 2005, 2004 and 2003, respectively. The Bank’s actual credit exposure is significantly less than these amounts because the borrower’s equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable. However, because the typical MPF Loan to value ratio is less than 100% and PMI covers loan to value ratios in excess of 80%, a significant decline in value of the underlying property would have to occur before the Bank is exposed to credit losses.

Hurricane Katrina struck Louisiana, Mississippi, Alabama and surrounding areas on August 29, 2005. As of December 31, 2005, the Bank held approximately $500 million of conventional MPF Loans with properties located in the Individual Assistance and Public Assistance categories as designated by FEMA. The Bank assessed its potential loss exposure related to Hurricane Katrina, and does not believe that there will be a material loss exposure due to the credit enhancement structures built into the MPF Program. See “Item 1—Business—Business Segments—Mortgage Partnership Finance Program®—Allocation of Credit Losses” for a description of these credit enhancement structures.

The risk-sharing of credit losses between MPF Banks for participations is based on each MPF Banks’ percentage interest in the Master Commitment. Accordingly, the credit risk assumed by the Bank is driven by its percentage interest in each Master Commitment.

MPF® Bank Participations

For a Master Commitment to be set up on the Bank’s MPF system, the MPF Bank that entered into the Master Commitment must specify the participation arrangement that will be applied to the MPF Loans to be acquired under that Master Commitment and in the related Delivery Commitments. That participation arrangement may range from 100% to be retained by the Owner Bank to 100% participated to another MPF Bank. Generally, the participation arrangement percentages will not change during the period that a Master Commitment is open. However, the participation arrangement could change as a result of an MPF Bank opting out of its share in the participation arrangement on a given day, or if the MPF Banks decide on a going forward basis to change their respective shares. If no change is made, the risk-sharing of losses between MPF Banks is predetermined at the time the Master Commitment is signed. If the specified participation percentage in a Master Commitment never changes, then that percentage would automatically be applied to every Delivery Commitment that is issued under the Master Commitment.

For a Master Commitment with the same participation arrangement throughout the open period, the risk sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

•	each pays its respective pro rata share of each MPF Loan acquired under the Master Commitment;

•	each receives its respective pro rata share of principal and interest payments;

•	each is responsible for its respective pro rata share of credit enhancement fees, FLA exposure and losses incurred with respect to the Master Commitment; and

•	each may economically hedge its share of the Delivery Commitments as they are issued during the open period.

The participation arrangement for a Master Commitment may be changed so that either specified future Delivery Commitments or all future Delivery Commitments after a specified date will be funded pro rata by the affected MPF Banks under a revised participation arrangement. An MPF Bank’s pro rata interest in each MPF Loan, if any, is based on the portion it funded or purchased of that MPF Loan. The MPF Bank’s pro rata interest in a Master Commitment is based on participant interest in the entire Master Commitment as compared to all the MPF Loans delivered by the PFI under the Master Commitment. The MPF Bank receives principal and interest payments based on its pro rata interest in individual MPF Loans. However, because the FLA and credit enhancement apply to all the MPF Loans in a Master Commitment regardless of participation arrangements, the MPF Bank’s share of credit losses is based on its respective participation interest in the entire Master Commitment. For example, assume a MPF Bank’s specified participation percentage was 25% under a $100 million Master Commitment and that no changes were made to the Master Commitment. The MPF Bank risk sharing percentage of credit losses would be 25%. In the case where an MPF Bank changes its initial percentage in the Master Commitment, the risk sharing percentage will also change. For example, if an MPF Bank were to acquire 25% of the first $50 million and 50% of the second $50 million of MPF Loans delivered under a Master Commitment, the MPF Bank would share in 37.5% of the credit losses in that $100 million Master Commitment, while it would receive principal and interest payments on the individual MPF Loans that remain outstanding in a given month, some in which it may own a 25% interest and the others in which it may own a 50% interest.

The Owner Bank is responsible for evaluating, monitoring, and certifying to any participant MPF Bank the creditworthiness of each relevant PFI initially, and at least annually thereafter. The Owner Bank is responsible for ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the CE Amount arising from the origination or sale of MPF Loans. The Owner Bank is also responsible for enforcing the PFI’s obligations under the PFI Agreement between the PFI and the Owner Bank. See “Item 1—Business—Business Segments—Mortgage Partnership Finance Program®—Participating Financial Institution Agreement.”

MPF® Servicing

The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF Loans it delivers. However, certain PFIs may desire to sell the servicing rights under the MPF Program’s concurrent sale of servicing option. To date, the MPF Program has designated one servicing PFI which is eligible to acquire servicing rights under this option. An originating PFI may also negotiate with other PFIs to purchase servicing rights, however this type of arrangement would not include direct support from the MPF Program. The current limited options for selling MPF Loans to the MPF Bank on a servicing-released basis may reduce the attractiveness of the MPF Program to potential PFIs that do not want to retain servicing.

The PFI is responsible for collecting the borrower’s monthly payments and otherwise dealing with the borrower with respect to the MPF Loan and the mortgaged property. Monthly principal and interest payments are withdrawn from the PFI’s deposit account with the MPF Bank on the 18th day of each month (or prior business day if the 18th is not a business day) based on reports the PFI is required to provide to the master servicer. Based on these monthly reports, the MPF system makes the appropriate withdrawals from the PFI’s deposit account. Under the scheduled/scheduled remittance option, the PFI is required to make principal and interest payments to the MPF Bank on the due date whether or not the borrower has remitted any payments to the PFI provided that the collateral securing the MPF Loan is sufficient to reimburse the PFI for advanced amounts. The PFI recovers the scheduled payments made to the MPF Bank either from future collections or upon the liquidation of the collateral securing the MPF Loan.

If an MPF Loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF Guides permit certain types of forbearance plans. If the PFI determines that an MPF Loan, which has become ninety (90) days delinquent, is not likely to be brought current, then the PFI is required to commence foreclosure activities or pursue an alternative to foreclosure in accordance with the servicing standards specified in the MPF Guides. The foreclosure process includes determining the current condition and a foreclosure sale bid value of the mortgaged property and the likelihood of loss upon disposition of the property after foreclosure or other approved alternatives to foreclosure such as a deed in lieu of foreclosure. The PFI is required to secure and insure the property after it acquires title through the date of disposition. After submitting its property disposition plan to the master servicer, the PFI provides monthly status reports regarding the progress of the disposition activities. Upon disposition a final report must be submitted to the master servicer detailing the outstanding loan balance, accrued and unpaid interest, the net proceeds of the disposition and the amounts advanced by the PFI, including any principal and interest advanced during the disposition period. If there is a loss on the conventional MPF Loan, the loss is allocated to the Master Commitment and shared in accordance with the risk sharing structure for that particular Master Commitment. Gains on the sale of real-estate owned property are paid to the MPF Bank by the servicer, as appropriate. The amount of the gain, however, is available to reduce subsequent losses incurred under the Master Commitment before such losses are allocated between the Bank and the PFI.

Throughout the servicing process the MPF Provider’s vendor for master servicing monitors the PFI’s compliance with MPF Program requirements and makes periodic reports to the MPF Provider. The MPF Provider will bring any material concerns to the attention of the MPF Bank. Minor lapses in servicing are simply charged to the PFI rather than being included in determining a loss on an MPF Loan. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI. No PFI’s servicing rights have been terminated for cause in the history of the MPF Program. In addition, the MPF Guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF Program requirements.

During the third quarter of 2005, the Bank, as the MPF Provider of the MPF Program, authorized PFIs to provide special relief to borrowers of conventional MPF Loans affected by Hurricane Katrina. As part of this special relief, a payment suspension process was authorized for qualifying MPF Loans in the major disaster areas as designated by FEMA. These relief provisions authorized PFIs to suspend mortgage payments for the months of September, October and November, 2005 on those MPF Bank-owned loans whose borrowers qualified for public and individual assistance from FEMA. During this three month period, PFIs were expected to complete an assessment of each delinquent mortgage loan in the affected areas to determine the appropriate action that best fits the borrower’s circumstances (borrowers whose loans were delinquent prior to Katrina are not eligible for a loan modification workout unless they qualified for public and individual assistance from FEMA). The standard loan forbearance actions currently authorized in the MPF Servicing Guide requires the PFI and borrower to mutually agree upon a forbearance program to get the loan current within 18 months. In addition, the Bank granted the following loan modification approval authority to nine PFIs of the Dallas Federal Home Loan Bank located in the qualified areas: (i) loan modification to capitalize delinquent interest over the remaining term of the loan, or (ii) loan modification to capitalize delinquent interest and extend the term of the loan. All other loan forbearance requests are handled by the PFI on a case by case basis with approval required by the MPF Program Master Servicer, the MPF Provider and the MPF Bank.

Quality Assurance

The MPF Provider conducts an initial quality assurance review of a selected sample of MPF Loans from the PFI’s initial MPF Loan delivery. Thereafter periodic reviews of a sample of MPF Loans are performed to determine whether the reviewed MPF Loans complied with the MPF Program requirements at the time of acquisition. A quality assurance letter is sent to the PFI noting any critical or general compliance exception matters. The PFI is required to purchase or repurchase any MPF Loan or provide an indemnification covering related losses on any MPF Loan that is determined to be ineligible and for which the ineligibility cannot be cured. Any exception that indicates a negative trend is discussed with the PFI and can result in the suspension or termination of a PFI’s ability to deliver new MPF Loans if the concern is not adequately addressed. The Bank does not currently conduct any quality assurance reviews of Government MPF Loans.

A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. The Bank takes measures that it considers reasonable and appropriate to reduce its exposure to potential liability under these laws and is not aware of any claim, action or proceeding asserting that the Bank is liable under these laws. However, there can be no assurance that the Bank will never have any liability under predatory or abusive lending laws.

Allocation of Credit Losses

The MPF Bank and PFI share the risk of credit losses on MPF Loans by structuring potential losses on conventional MPF Loans into layers with respect to each Master Commitment. The general allocation of credit losses is described in the following table:

Allocation of Credit Losses
The first layer of protection against credit loss is the borrower’s equity in the real property securing the MPF Loan.
Second, as is customary for conventional mortgage loans with LTV’s greater than 80%, the next layer of protection comes from primary MI issued by qualified companies.
• Such coverage is required for MPF Loans with LTVs greater than 80%.
• Covered losses (all types of losses except those generally classified as special hazard losses) are reimbursed by the primary MI provider.
Third, credit losses for each Master Commitment that are not paid by primary MI are incurred by the MPF Bank, up to an agreed upon amount, called a “First Loss Account” or “FLA.”

•        The FLA is structured by the MPF Banks as a memo account to track losses not covered by the CE Amount provided by the PFI (or not yet recovered by the withholding of performance based credit enhancement fees). The FLA is not a cash collateral account, and does not give an MPF Bank any right/obligation to receive/pay cash or any other collateral, but rather, it functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to reimburse an MPF Bank under the CE Amount for losses incurred.

•        The PFI is paid a monthly credit enhancement fee for managing credit risk on the MPF Loans. In certain cases, the credit enhancement fees are performance based which provides incentive to the PFI to minimize credit losses on MPF Loans. These fees may be withheld to recover losses at the FLA level.

Fourth, losses for each Master Commitment in excess of the FLA, if any, up to an agreed upon amount (the CE Amount) are covered by the PFI’s credit enhancement.

•        The PFI’s CE Amount is sized using the MPF Program Methodology to equal the amount of losses in excess of, or including, the FLA (depending on the MPF product) that would need to be paid so that any losses in excess of the CE Amount and initial FLA would be equivalent to losses experienced by an investor in an “AA” rated mortgage-backed security. The PFI may procure SMI to cover losses equal to all or a portion of the CE Amount (except that losses generally classified as special hazard losses are covered by the MPF Bank, not by SMI).

Fifth, any remaining unallocated losses are absorbed by the MPF Bank.

With respect to participation interests, MPF Loan losses not covered by borrower’s equity or primary MI will be applied to the FLA and allocated amongst the participants pro ratably based upon their respective participation interests in the related Master Commitment. Losses at the FLA level may be recovered by withholding performance based credit enhancement fees for certain MPF products. Next, losses will be applied to the PFI’s CE Amount which may include SMI, as indicated by the particular MPF product, and finally, further losses will be shared based on the participation interests of the Owner Bank and MPF Bank(s) in each Master Commitment. Under the Services Agreement, other than the obligation, (where applicable), to sell the MPF Provider a participation interest in MPF Loans funded by the Owner Bank, there are no minimum sales levels.

MPF® Products

The “Allocation of Credit Losses” chart describes the general mechanics for the allocation of losses under the MPF Program. The charts below describe how the FLA and the PFI CE Amounts are determined for each MPF product type. Each of the MPF products is described in the MPF Guides and in marketing materials. The PFI selects the MPF product that best suits its business requirements.

Original MPF®
FLA

•        The FLA starts out at zero on the day the first MPF Loan under a Master Commitment is purchased but increases monthly over the life of the Master Commitment at a rate that ranges from 0.03% to 0.05% (3 to 5 basis points) per annum based on the month end outstanding aggregate principal balance of the Master Commitment.

•        Over time the FLA is expected to cover expected losses on a Master Commitment, though losses early in the life of the Master Commitment could exceed the FLA and be charged in part to the PFI’s CE Amount.

PFI CE Amount

•        The PFI’s CE Amount is sized using the MPF Program Methodology to equal the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage backed security, as if there was not an FLA prior to the PFI’s obligation to cover losses equal to the CE Amount.

Credit Enhancement Fee
• The PFI is paid a monthly credit enhancement fee between 0.09% and 0.11% (9 to 11 basis points), based on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment.

MPF® 100
FLA
The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded under the Master Commitment.

Once the Master Commitment is fully funded, the FLA is expected to cover expected losses on that Master Commitment. The MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance based credit enhancement fees payable to the PFI.

PFI CE Amount

The PFI’s CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage backed security and the amount of the FLA.

Credit Enhancement Fee
The credit enhancement fee is between 0.07% and 0.10% (7 and 10 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the Master Commitment.
The PFI’s monthly credit enhancement fee after the first two or three years becomes performance based in that it is reduced by losses charged to the FLA.

Under the MPF 100 product, the MPF Bank table funds MPF Loans, which means that the MPF Bank provides the funds, through the PFI as its agent, to make the MPF Loan to the borrower. This differs from other MPF products in which the MPF Bank purchases loans that have been acquired or already been closed by the PFI with its own funds.

MPF® 125
FLA
The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded under the Master Commitment.

Once the Master Commitment is fully funded, the FLA is expected to cover expected losses on that Master Commitment. The MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance based credit enhancement fees payable to the PFI.

PFI CE Amount

The PFI’s CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage backed security and the amount of the FLA.

Credit Enhancement Fee

The credit enhancement fee is between 0.07% and 0.10% (7 and 10 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the Master Commitment and is performance based in that it is reduced by losses charged to the FLA.

MPF® Plus
FLA

•        The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF Loans funded under the Master Commitment that is not less than the amount of expected losses on the Master Commitment.

•        Once the Master Commitment is fully funded, the FLA is expected to cover expected losses on that Master Commitment. The MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance based credit enhancement fees payable to the PFI.

PFI CE Amount
• The PFI is required to provide an SMI policy covering the MPF Loans in the Master Commitment and having a deductible initially equal to the FLA.
• Depending upon the amount of the SMI policy, the PFI may or may not have a separate CE Amount obligation.

•        The total amount of the PFI’s CE Amount (including the SMI policy) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage backed security and the amount of the FLA.

Credit Enhancement Fee

•        The performance based portion of the credit enhancement fee is typically between 0.06% and 0.07% (6 and 7 basis points) per annum of the aggregate outstanding balance of the MPF Loans in the Master Commitment. The performance based fee is reduced by losses charged to the FLA and is delayed for one year from the date MPF Loans are sold to the MPF Bank. The fixed portion of the credit enhancement fee is typically 0.07% (7 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the Master Commitment. The lower performance based credit enhancement fee is for Master Commitments without a direct PFI CE Amount obligation.

Original MPF® for FHA/VA

•	Only Government MPF Loans are eligible for sale under this product.

•	The PFI provides and maintains FHA insurance or a VA guaranty for the Government MPF Loans and the PFI is responsible for compliance with all FHA or VA requirements and for obtaining the benefit of the FHA insurance or the VA guaranty with respect to defaulted Government MPF Loans.

•	The PFI’s servicing obligations are essentially identical to those undertaken for servicing loans in a Ginnie Mae security. Because the PFI servicing these MPF Loans assumes the risk with respect to amounts not reimbursed by either the FHA or VA, the structure results in the MPF Banks having assets that are expected to perform the same as Ginnie Mae securities.

•	The PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate principal balance of the Master Commitment in addition to the customary 0.44% (44 basis points) per annum servicing fee that is retained by the PFI on a monthly basis based on the outstanding aggregate principal balance of the MPF Loans.

•	Only PFIs that are licensed or qualified to originate and service FHA and VA loans and that maintain a mortgage loan delinquency ratio that is acceptable to the MPF Provider and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service Government MPF Loans under the MPF Program.

The following table provides a comparison of the MPF products:

Product Name	MPF Bank FLA [1]	PFI Credit Enhancement Size Description	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [2]	Servicing Fee retained by PFI

Original MPF	3 to 5 basis points/added each year based on the unpaid balance	Equivalent to “AA”	9 to 11 basis points/year – paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year – paid monthly; performance based after 2 or 3 years	Yes – After first 2 to 3 years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year – paid monthly; performance based	Yes	25 basis points/year

MPF Plus	Sized to equal expected losses	0-20 bps after FLA and SMI to “AA”	7 basis points/year fixed plus 6 to 7 basis points/year performance based (delayed for 1 year); all fees paid monthly	Yes	25 basis points/year

Original MPF for FHA/VA	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year - paid monthly [3]

[1]	MPF Program Master Commitments participated in or held by the Bank as of December 31, 2005.

[2]	Future payouts of performance-based credit enhancement fees are reduced when losses are allocated to the FLA.

[3]	Government loan fee.

At December 31, 2005 and 2004, the amount of FLA remaining for losses, excluding amounts that may be recovered by the withholding of performance-based credit enhancement fees, was $309 million and $296 million, respectively. Except with respect to Original MPF, losses incurred by the Bank under the FLA can be recovered by the Bank by withholding future performance-based credit enhancement fees otherwise paid to the Bank’s PFIs. For the years ended December 31, 2005, 2004 and 2003, of the $46 million, $51 million and $39 million of total credit enhancement fees incurred by the Bank, respectively, $25 million, $27 million and $20 million were performance-based credit enhancement fees, respectively. The total volume of MPF Loans purchased or funded by the Bank for each MPF product by period is detailed in “Note 8—MPF Loans Held in Portfolio.”

The MPF Plus program utilizes MI companies to provide SMI. Although the SMI policy in the MPF Plus Product is procured by the PFI, the MPF Bank(s) are named insureds and beneficiaries under the policy. In addition, the Bank has from time to time directly acquired SMI policies as described in “Item 1—Business—Business Segments—Mortgage Partnership Finance Program®.” The following table summarizes outstanding amounts of SMI coverage for which the Bank is named insured and beneficiary:

Amount of Supplemental Mortgage Insurance Coverage

(Dollars in millions)

	As of December 31,
	2005		2004
	SMI Coverage	Percent of Total	SMI Coverage	Percent of Total
Mortgage Guaranty Insurance Company (MGIC)	$428	68.6%	$426	68.8%
Genworth Mortgage Insurance Corp. [1]	77	12.3%	74	11.9%
United Guaranty Residential Insurance Co.	53	8.5%	53	8.6%
PMI Mortgage Insurance Co.	42	6.7%	42	6.9%
Republic Mortgage Insurance Co.	18	2.9%	17	2.8%
Radian Guaranty, Inc.	6	1.0%	6	1.0%

Total Supplemental Mortgage Insurance	$624	100.0%	$618	100.0%

[1]	Formerly GE Mortgage Insurance Corp.

The MPF Program (including MPF Shared Funding® securities) has grown to $80.0 billion (at par) in outstanding assets for all MPF Banks at December 31, 2005 of which $42.2 billion (par value) were owned or participated in by the Bank and the remaining $37.8 billion (par value) were owned or participated in by the other MPF Banks. More than 940 commercial banks, thrifts, credit unions and insurance companies are approved PFIs that deliver MPF Loans into the MPF Program secured by homes in all 50 states, the District of Columbia and Puerto Rico.

At December 31, 2005 and 2004, the Bank had $42.0 billion and $46.9 billion of MPF Loans outstanding, respectively. As of December 31, 2005, the Bank had 305 members that were approved as PFIs; 236 of those PFIs actively participated in the MPF Program during 2005. The Bank acquired $1.8 billion, $4.1 billion and $15.9 billion of MPF Loans (par value) in the three years ended December 31, 2005, 2004 and 2003, respectively, from or through the Bank’s PFIs. Of these purchases, the Bank sold $879 million in participation interests to the FHLB of Topeka during the year ended December 31, 2004 under the MPF Program. The Bank did not transfer any participation interests to other FHLBs during the years ended December 31, 2005 and 2003. The Bank purchased participation interests from other FHLBs totaling $2.1 billion, $5.1 billion and $20.9 billion (par value) in the years ended December 31, 2005, 2004 and 2003, respectively. The Bank purchased $0.2 billion, $0.4 billion and $1.2 billion of MPF Loans (par value) directly from FHLB of Dallas PFIs during the years ended December 31, 2005, 2004 and 2003, respectively.

MPF Loans that the Bank acquired or funded are secured by real estate across all fifty states, the District of Columbia and Puerto Rico. No single zip code represents more than 1% of MPF Loans on the Bank’s statements of condition.

The following table summarizes the par value of the Bank’s MPF Loans according to the ten largest state concentrations:

(Dollars in millions)

	December 31, 2005		December 31, 2004
	Par Value	Percent of Total	Par Value	Percent of Total
Wisconsin	$7,132	17.1%	$7,155	15.4%
California	4,305	10.3%	5,303	11.4%
Illinois	4,057	9.7%	4,095	8.8%
Texas	2,834	6.8%	2,988	6.4%
Florida	1,612	3.9%	1,929	4.1%
Ohio	1,397	3.3%	1,602	3.4%
Pennsylvania	1,385	3.3%	1,575	3.4%
Virginia	1,264	3.0%	1,526	3.3%
Minnesota	1,172	2.8%	1,375	3.0%
New York	1,130	2.7%	n/a	n/a
Maryland	n/a	n/a	1,337	2.9%
All other states	15,505	37.1%	17,690	37.9%
Other mortgage loans [1]	7	0.0%	2	0.0%

Total par value of MPF Loans	$41,800	100.0%	$46,577	100.0%

Agent fees, premium (discount)	261		344
Loan commitment basis adjustment	(14)		(15)
SFAS 133 hedging adjustments	(41)		19
Allowance for loan loss	(1)		(5)

Total MPF Loans held in portfiolio, net	$42,005		$46,920

n/a = not applicable as amount did not fall within the 10 largest states in that year.

[1]	Other mortgage loans include the Native American Mortgage Purchase Program HUD Section 184 loans. These loans are fully guaranteed by the U.S. Department of Housing and Urban Development, in the event of default by the homeowner.

Geographic Concentration of Mortgage Loans ¹’²

	December 31,
	2005	2004
Midwest	39%	36%
Northeast	12%	13%
Southeast	18%	19%
Southwest	16%	16%
West	15%	16%

Total	100%	100%

[1]	Percentages calculated based on the unpaid principal balance at the end of each period.

[2]	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.

Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.

Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.

Southwest includes AR, AZ, CO, KS, LA, MO. NM, OK, TX, and UT.

West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

The following table presents MPF Loan concentrations by PFI for MPF Loan purchases and fundings by the Bank that exceeded 10% of all MPF Loan purchases and fundings for the years ended December 31, 2005, 2004, and 2003:

(Dollars in millions)

	Loan Purchases and Funding Concentrations by PFI For the Years Ended December 31,
	2005		2004		2003
PFI	Amount	% of Total	Amount	% of Total	Amount	% of Total
Balboa Reinsurance Company[1]	$1,660	40.2%	$3,603	37.5%	$6,424	16.9%
LaSalle Bank N.A.	n/a	n/a	1,447	15.1%	8,864	23.4%
National City Bank Pennsylvania [2]	n/a	n/a	n/a	n/a	7,229	19.0%
All Other Institutions	2,468	59.8%	4,557	47.4%	15,435	40.7%

Total	$4,128	100.0%	$9,607	100.0%	$37,952	100.0%

n/a = not applicable as amount is less than 10%.

[1]	Balboa Reinsurance Company (a subsidiary of Countrywide Financial Corporation) is an out-of-district PFI.

[2]	National City Bank Pennsylvania is an out-of-district PFI.

MPF Shared Funding® Program

The MPF Shared Funding program permits a PFI (“MPF Shared Funding PFI”) to deliver MPF Loans (“MPF Shared Funding Loans”) in the form of a security through the use of a third party trust. Under this option, the MPF Shared Funding PFI sponsors a trust and transfers MPF Shared Funding Loans it originates or acquires to the trust. Upon transfer of the assets into the trust, the trust issues securities with tranches having credit risk characteristics consistent with the MPF Program policy and in compliance with the AMA Regulation. The tranches are backed by the MPF Shared Funding Loans and all or almost all of the tranches receive public credit ratings determined by an NRSRO. The senior tranches collectively referred to as the “A Certificates” have a credit rating of “AA” or “AAA” and may have different interest rate risk profiles and durations. The A Certificates, which may be structured to provide various risk and investment characteristics, are sold to the Bank, either directly by the trust or by the MPF Shared Funding PFI. The lower-rated tranches collectively referred to as the “B Certificates,” provide the credit enhancement for the A Certificates. The A Certificates are sold to the Bank, either directly by the trust or by the MPF Shared Funding PFI, and the B Certificates are sold to the MPF Shared Funding PFI. The Bank may subsequently sell some or all of its A Certificates to Bank members and to other FHLBs and their members. No residual interest is created or retained on the Bank’s balance sheet.

The Bank completed two MPF Shared Funding transactions in March 2003 and June 2003. The outstanding principal balance of the A Certificates held by the Bank in connection with these transactions was $417 million and $513 million as of December 31, 2005 and 2004, respectively; these A Certificates are included in “Investment Securities—Held to Maturity” in the Bank’s statements of condition. In these two transactions, One Mortgage Partners Corp., a subsidiary of JPMorgan Chase & Co., (the “Shared Funding PFI”), acquired MPF Shared Funding Loans from National City Bank of Pennsylvania and Superior Guaranty Insurance Company, a subsidiary of Wells Fargo & Company, (the “Selling PFIs”), which are members of other MPF Banks. The Selling PFIs provided standard MPF Program representations and warranties to the Shared Funding PFI which were in turn passed through to the trust for the benefit of the holders of the A Certificates and the B Certificates (“Certificateholders”). The Bank agreed to act as the agent for the Shared Funding PFI so that the Selling PFIs could deliver their loans in much the same manner as they would if they were selling the loans to their respective MPF Banks under the MPF Program’s products. Aside from potential liquidity benefits on future transactions, there is not a material difference in the Bank’s risk profile or earnings between holding A Certificates and holding the MPF Loans backing the securities.

The Selling PFIs retained the servicing rights and obligations with respect to the MPF Shared Funding Loans which servicing obligations are performed through the MPF system and processes supported by the Bank. The Bank is the master servicer for the trust for the benefit of the Certificateholders, and Wells Fargo Bank N.A. is the Bank’s vendor for performing these master servicing functions.

In the two MPF Shared Funding transactions that have been completed to date, the Bank assumes the interest rate risk related to the A Certificates that it acquires as the certificates are structured to pass-through the weighted average of the net mortgage rate of the related MPF Shared Funding Loans (the interest rate on the MPF Shared Funding Loans less servicing, master servicing and trustee fees). The majority of the credit risk in the transaction is borne by the B Certificates. A Certificates will only experience credit losses to the extent that losses exceed the principal amount of B Certificates outstanding at the time that the loss is incurred. Losses above a certain threshold related to fraud, mortgagor bankruptcy and special hazard losses are allocated pro rata among all outstanding A certificates and B certificates. Prepayment risk in the transaction is borne by both the Class A and Class B certificates as the yield for both classes of certificates is equal to the weighted average of the net mortgage rate of the related MPF Shared Funding Loans.

Funding Services

The Bank’s primary source of funds is the sale of consolidated obligations in the capital markets. Consolidated obligations, which consist of bonds and discount notes, are by regulation the joint and several obligations of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from sale. Consolidated obligations are sold to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the U.S. government. As of February 28, 2006, Moody’s has rated the consolidated obligations “Aaa/P-1”, and Standard Poor’s has rated them “AAA/A-1+”. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations.

The Bank is primarily liable for its portion of consolidated obligations, which are issued on its behalf and for which it receives proceeds. The Bank is also jointly and severally liable with the other eleven FHLBs for the payment of principal and interest on consolidated obligations of all the FHLBs. Under Finance Board regulation, each FHLB, individually and collectively, is required to ensure the timely payment of principal and interest on all consolidated obligations. At the same time, the regulation requires that in the ordinary course of events, each FHLB is expected to be responsible for making the payments with respect to all consolidated obligations for which it has received proceeds, which are referred to in the Finance Board regulation as its “direct obligations.” If the principal or interest on any consolidated obligation issued on behalf of the Bank is not paid in full when due, the Bank may not pay dividends to, or redeem or repurchase shares of capital stock from any of its members. The Finance Board, in its discretion, may require the Bank to make principal or interest payments due on any FHLBs’ consolidated obligations. To the extent that the Bank makes a payment on a consolidated obligation on behalf of another FHLB, the Bank would be entitled to reimbursement from the non–complying FHLB. However, if the Finance Board determines that the non–complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the Finance Board may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs’ participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine, even in the absence of a default event by the primary obligor.

The Bank records a liability for consolidated obligations on its statements of condition based on the direct proceeds it receives from the issuance of those consolidated obligations. No liability has been recorded for the joint and several obligations related to the other FHLBs’ share of the consolidated obligations due to the high credit quality of every other FHLB. Furthermore, Finance Board regulations require that all FHLBs maintain not less than an “AA” rating. The individual FHLBs are rated by Standard & Poor’s and Moody’s as shown in the following table.

Federal Home Loan Banks

Long Term Credit Ratings

As of February 28, 2006

	Standard & Poor’s		Moody’s
	Rating	Outlook	Rating	Outlook
Atlanta	AAA	Stable	Aaa	Stable
Boston	AAA	Stable	Aaa	Stable
Chicago [1,2]	AA+	Negative	Aaa	Stable
Cincinnati	AAA	Stable	Aaa	Stable
Dallas	AAA	Negative	Aaa	Stable
Des Moines	AAA	Negative	Aaa	Stable
Indianapolis	AAA	Negative	Aaa	Stable
New York [1]	AA+	Stable	Aaa	Stable
Pittsburgh	AAA	Negative	Aaa	Stable
San Francisco	AAA	Stable	Aaa	Stable
Seattle [1,2]	AA+	Negative	Aaa	Stable
Topeka	AAA	Stable	Aaa	Stable
FHLB consolidated obligation bonds	AAA	Stable	Aaa	Stable

[1]	S&P downgraded Chicago on July 1, 2004, New York on September 26, 2003 and Seattle on December 13, 2004.

[2]	The Bank and the FHLB of Seattle are operating under written agreements in which they were required to submit to the Finance Board a three-year business and capital management plan. For details on the Bank's Written Agreement, see “Item 1—Regulations—Regulatory Agreement and Related Actions.”

Finance Board regulations require the Bank to maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of its consolidated obligations outstanding:

•	Cash;

•	Obligations of, or fully guaranteed by, the United States;

•	Secured advances;

•	Mortgages, which have any guaranty, insurance, or commitment from the United States or any agency of the United States;

•	Investments described in Section 16(a) of the FHLB Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLB is located; and

•	Other securities that are rated “Aaa” by Moody’s or “AAA” by S&P.

The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides information to the Bank on capital market developments, manages the Bank’s relationship with ratings agencies with respect to consolidated obligations and prepares the FHLBs’ combined quarterly and annual financial statements. In addition, it administers payments to the Resolution Funding Corporation (“REFCORP”) and the Financing Corporation, two Corporations established by Congress in the 1980’s to provide funding for the resolution and disposition of insolvent savings institutions.

Consolidated Obligation Bonds

Consolidated obligation bonds (“bonds”) satisfy term funding requirements and are issued under various programs. The maturities of these securities may range from 1 to 15 years, but the maturities are not subject to any statutory or regulatory limit. The bonds can be fixed or adjustable rate and callable or non-callable. The Bank also offers fixed-rate, non-callable (bullet) bonds via the FHLBs’ Tap issue program. This program uses specific maturities that may be reopened daily during a three-month period through competitive auctions. The goal of the Tap program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

The Tap issue program aggregates the most common maturities issued (1-, 2-, 3-, 4-, 5-, 7-, 10-, 15-, 20-, and 30-year) over a three-month period rather than frequently bringing numerous small bond issues of similar maturities to market. Tap issues generally remain open for three months, after which they are closed and a new series of Tap issuances is opened to replace them. The Tap issue program has reduced the number of separate bullet bonds issued.

Although the Bank predominantly issues fixed-rate bullet and callable bonds, the Bank may issue bonds that have adjustable rates, step-up rates that step-up or increase at fixed amounts on predetermined dates, zero-coupons and other types of rates. Bonds are issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling groups.

The Bank receives 100% of the proceeds of a bond issued via direct negotiation with underwriters of FHLB debt when it is the only FHLB involved in the negotiation; the Bank is the sole FHLB that is primary obligor on the bond in those cases. When the Bank and one or more other FHLBs jointly negotiate the issuance of a bond directly with underwriters, the Bank receives the portion of the proceeds of the bond agreed upon with the other FHLBs; in those cases, the Bank is primary obligor for the pro-rata portion of the bond based on proceeds received. The majority of the Bank’s bond issuance is conducted via direct negotiation with underwriters of the FHLB bonds, some with and some without participation by other FHLBs.

The Bank may also request specific bonds to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in a bond selling group. One or more other FHLBs may request amounts of the same bonds to be offered for sale for their benefit via the same auction. The Bank may receive from zero percent to 100% of the proceeds of the bonds issued via competitive auction depending on: the amount and cost for the bonds bid by underwriters; the maximum cost the Bank or other FHLBs participating in the same issue, if any, are willing to pay for the bonds; and guidelines for allocation of the bond proceeds among multiple participating FHLBs administered by the Office of Finance.

The Bank also participates in the Global Issuances Program. The 5-year and 10-year Global Issuances Program commenced in 2002 through the Office of Finance with the objective of providing funding to FHLBs at lower interest costs than consolidated bonds issued through the Tap issue program or through medium term notes. Debt issued under the Global Issuances Program has resulted in lower interest costs than the Tap issue program or medium term notes because issuances occur less frequently, are larger in size and are placed by dealers to investors via a syndication process.

The Bank has principally utilized the Global Issuances Program as a source of 5-year and 10-year funding for the MPF Program. The Bank also has obtained funding in excess of its MPF Program requirements to facilitate the Global Issuances Program’s objective of obtaining lower interest costs. In particular, when the Bank’s MPF Program was growing in 2003 and 2004, the Bank historically had been the primary obligor on any debt issued under this program for which another FHLB had not requested funding in order to facilitate larger sized offerings at lower interest rates. The Bank was able to obtain excess funding due to its level of capital during 2005, 2004, and 2003, while remaining within its leverage limit requirements. Excess funding at the time of issuance was used to purchase government agency investment securities classified as either available-for-sale when used to mitigate the risk of participating in the program by economically hedging the interest rate risk associated with the debt issued or trading when used for liquidity purposes to facilitate future funding of MPF Loans, advances or other investment securities. For the reporting period beginning 2003 through the current reporting period, all 12 of the FHLBs have participated in the Global Issuance Program.

The table below summarizes the consolidated obligations of the FHLBs and those for which the Bank is the primary obligor:

(Dollars in millions)

	December 31,
	2005	2004
Total par value of FHLBs consolidated obligation bonds	$757,024	$700,965
Consolidated obligation bonds for which the Bank is the primary obligor, at par	63,006	62,868
Percent of consolidated obligation bonds for which the Bank is the primary obligor	8.3%	9.0%
Total par value of FHLBs consolidated obligation discount notes	$180,350	$168,277
Consolidated obligaton discount notes for which the Bank is the primary obligor, at par	16,865	16,943
Percent of consolidated obligation discount notes for which the Bank is the primary obligor	9.4%	10.1%
Total par value of FHLBs consolidated obligations	$937,374	$869,242
Consolidated obligations for which the Bank is the primary obligor, at par	79,871	79,811
Percent of consolidated obligations for which the Bank is the primary obligor	8.5%	9.2%

Debt Transfer Activity

In 2005, 2004 and 2003 the Bank recognized gains on the extinguishment of consolidated obligations along with losses on the sale of available for sale securities. An extinguishment gain or loss is recorded for the difference between the carrying values of the consolidated obligations transferred, including fair value hedge related gains or losses and related deferred concession fees, and the amount of cash paid to the FHLB to assume the Bank’s consolidated obligation. In effect, the Bank bought non-FHLB government agency securities to economically hedge consolidated obligations. The Bank sold such securities to fund the transfer of consolidated obligations. As a result, the Bank recognized losses that economically limited any gain on extinguishment. The majority of the gains were a result of extinguishments related to consolidated obligations issued under the Global Issuances Program that were transferred to other FHLBs. While debt transfers are done primarily with respect to global notes, any consolidated obligation on the statements of condition may be transferred, and the Bank does transfer non-global issues. The Bank considers such transfers at the request of another FHLB and accommodates such requests on a case-by-case basis. The Bank also occasionally proposes debt transfers to other FHLBs as an alternative to medium term notes or Tap issuances. The Bank is not obligated to provide funding to other FHLBs. The transfer of the Bank’s consolidated obligations to other FHLBs is predicated on whether such transfers are economically beneficial to the Bank. All debt transfers, global or otherwise, must fit within the overall asset-liability management, income, and risk-management objectives of the Bank. As a result, any gains or losses related to debt transfer activity are not driven by the funding needs of other FHLBs. For the reporting period beginning 2003 through the current reporting period, 10 of the other 11 FHLBs have assumed consolidated obligation liabilities from the Bank via debt transfers.

The Bank records a transfer of its consolidated obligations to another FHLB as an extinguishment of debt because the Bank has been released from being the primary obligor. Specifically, the release is made effective by the Office of Finance recording the transfer in its records. The Office of Finance is providing a release by acting within the confines of the Finance Board’s regulations that govern the determination of which FHLB is the primary obligor. The FHLB assuming the consolidated obligation becomes the primary obligor because it now is directly responsible for repaying the debt. The Bank continues to disclose the transferred debt as a contingent liability because it still has a joint and several liability with respect to repaying the transferred consolidated obligation. The Bank does not record a financial guarantee at fair value with respect to the transferred consolidated obligation because FIN 45 does not require such accounting for a related party.

The gains from extinguishment resulted from increases in interest rates between the time the consolidated obligations were issued and the time they were subsequently extinguished. The losses from sales of available-for-sale securities resulted from increases in interest rates between the time the non-FHLB government agency securities were purchased and the time the securities were sold. Historically, approximately 30% of the debt issued under the Global Issuances Program was hedged economically with non-FHLB government agency securities, and approximately 45% of the debt was hedged with interest rate swaps that were accounted for under SFAS 133. This portion of debt was hedged at the same time the debt was issued. The hedge was terminated at the time of extinguishment and limited the amount of any gain recognized upon extinguishment.

Despite the fact that the Bank may recognize gains on the extinguishment of debt, assuming consolidated obligations from the Bank through the debt transfer process may be more economical and/or more flexible to other FHLBs than issuing bonds directly in the market. The Bank prices its consolidated obligations transferred to other FHLBs at rates that are competitive with, or lower in cost than the Tap issue program, or medium term note program and may transfer consolidated obligations at fair value throughout the day and at smaller increments, unlike the Tap issue program. The Tap auction is only available once a day and at minimum funding increments of $5 million.

Consolidated Obligation Discount Notes

The FHLBs also sell consolidated obligation discount notes (“discount notes”) in the capital markets to provide short–term funds for advances to members, for seasonal and cyclical fluctuations in savings flows and mortgage financing and short-term investments. Discount notes have maturities up to 360 days and are sold through a consolidated obligation discount-note selling group and through other authorized securities dealers. Discount notes are sold at a discount and mature at par.

On a daily basis, the Bank may request specific amounts of discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more other FHLBs may also request an amount of discount notes with the same maturity to be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBs when underwriters in the selling group submit orders for the specific discount notes offered for sale. The Bank may receive from zero to 100% of the proceeds of the discount notes issued via this sales process depending on: the maximum costs the Bank or other FHLBs participating in the same discount notes, if any, are willing to pay for the discount notes; the amount of orders for the discount notes submitted by underwriters; and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance.

Twice weekly, the Bank may also request specific amounts of discount notes with fixed maturity dates ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the discount note selling group. One or more FHLBs may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. The Bank may receive from zero to 100% of the proceeds of the discount notes issued via competitive auction depending on the amounts and costs for the discount notes bid by the underwriters and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance. The majority of the Bank’s issuance of discount notes is conducted via the twice weekly auctions.

Use of Interest Rate Derivatives

The Bank uses derivatives to manage its exposure to changes in interest rates and to provide a means to adjust its risk profile in response to changing market conditions. The Bank also uses derivatives as part of its interest rate risk management and funding strategies to reduce inherent risk in the normal course of business. Interest rate derivatives include interest rate swaps (including callable swaps and putable swaps), swaptions, interest rate cap and floor agreements, and futures and forward contracts. See “Note 18—Derivatives and Hedging Activities.”

The Bank also uses interest rate derivatives when acting for member institutions in their own risk management activities. Members can enter into interest rate derivatives directly with the Bank to reduce their exposure to interest rate risk. In such cases, the Bank typically stands between the members and other non-member counterparties by entering into offsetting interest rate derivatives. This allows smaller members indirect access to the derivatives market. See “Item 1—Business Segments—Traditional Member Finance—Advances”.

Regulations

Regulatory Oversight

Under the FHLB Act, the Finance Board regulates and supervises the Bank to ensure that the Bank carries out its housing finance mission, remains adequately capitalized, is able to raise funds in the capital markets, and operates in a safe and sound manner. The Finance Board establishes regulations governing the operations of the Bank. The Finance Board is governed by a five-member board; four board members are appointed by the President of the United States, with the advice and consent of the Senate, to serve seven-year terms. The fifth member of the board is the Secretary of the Department of Housing and Urban Development or the Secretary’s designee. The Finance Board’s operating and capital expenditures are funded by assessments on the FHLBs; no tax dollars or other appropriations support the operations of the Finance Board or the Bank. To assess the safety and soundness of the Bank, the Finance Board conducts annual, on-site examinations of the Bank, as well as periodic on-site reviews. Additionally, the Bank is required to submit monthly financial information on its condition and results of operations to the Finance Board.

The Government Corporations Control Act, to which the Bank is subject, provides that before a government corporation issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The FHLB Act also authorizes the Secretary of the Treasury discretion to purchase consolidated obligations up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury receives a copy of the Finance Board’s annual report to the Congress, monthly reports reflecting securities transactions of the Bank, and other reports reflecting the operations of the Bank.

Regulatory Agreement and Related Actions

On June 30, 2004, the Bank entered into a Written Agreement with the Finance Board to address issues identified in the Finance Board’s 2004 examination of the Bank. Under the Written Agreement the Bank agreed to implement changes to enhance the Bank’s risk management, capital management, governance and internal control practices. The Written Agreement also prohibits the Bank from increasing the aggregate net book value of its acquired member assets (i.e. MPF assets) under the MPF Program to no greater than 10% per annum, and the Bank remains in compliance with this restriction.

Under the Written Agreement, the Bank was required to engage independent outside consultants to report on the Bank’s (i) management and board oversight, (ii) risk management policies and practices, (iii) internal audit functions, and (iv) accounting, recordkeeping and reporting practices and controls. The initiatives resulting from the Written Agreement and consulting reviews were focused on (i) enhanced governance, including improved Board reporting, increased frequency and documentation of Board and Board-level committee meetings, and a restructuring of Board committees including the establishment of a Risk Management Committee; (ii) a substantial increase in risk management staff and enhanced infrastructure, the adoption of an enterprise risk management framework, improved market risk modeling, research and oversight capabilities and a materially enhanced risk assessment process; (iii) the recruitment of an experienced senior general auditor, the dedication of increased audit resources, and changes to audit methodology and practices; and (iv) adjustments to accounting policy, improvements in hedge accounting documentation and reporting, increased accounting staff and support and substantial enhancement of policies and procedures associated with the transfer of debt between the Bank and other FHLBs.

In accordance with the Written Agreement, the Bank adopted a Business and Capital Management Plan for 2005 – 2007 acceptable to the Finance Board. The plan sets forth commitments made by the Bank for the management of its operations, including the following:

•	The Bank will continue complying with the terms of the Written Agreement until it is terminated.

•	The Bank will manage a reduction of its voluntary capital stock (capital stock held by members in excess of their statutory requirement) as a percent of regulatory capital (total capital stock, plus mandatorily redeemable capital stock, plus retained earnings) to the following minimum targets:

December 31, 2005	53%
December 31, 2006	48%
December 31, 2007	43%

•	The Bank will delay implementation of a new capital structure until December 31, 2006, or until a time mutually agreed upon with the Finance Board.

•	As part of the continued development and evolution of the MPF Program, the Bank will explore alternative methods of capitalizing and funding MPF assets including techniques to liquefy MPF assets, creating additional capacity for the Bank and other FHLBs.

•	The Bank agreed to and adopted a new dividend policy effective March 15, 2005 requiring its dividend payout ratio in a given quarter not to exceed 90% of adjusted core net income for that quarter. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources—Capital Resources—Dividend Policy.” Additional restrictions on dividends imposed under the amendment to the Written Agreement are described below.

On October 18, 2005, the Bank’s Board of Directors discontinued redemptions of voluntary capital stock for a period of time as permitted by the FHLB Act and Finance Board regulations. Although the Bank committed to a reduction of voluntary capital stock under its Business and Capital Management Plan for 2005—2007, redemptions from January 1, 2005 through October 17, 2005 resulted in the Bank’s voluntary capital stock to regulatory capital ratio being reduced to 51%, which was 2% less than the amount called for by the end of 2005 under the plan. For the period from January 1, 2005 to October 17, 2005 voluntary capital stock decreased by $449 million. With the reduction in the dividend rate from an average of 6.125% paid in 2004 to 3.75% (annualized rate) which was paid in the fourth quarter 2005 (based upon third quarter 2005 results), the Bank expected the redemption rate to accelerate in the remaining months of 2005.

On October 18, 2005, the Bank also amended its Written Agreement with the Finance Board to revise the Bank’s minimum regulatory capital requirements and to require Finance Board approval of Bank dividends. Pursuant to the Written Agreement, as amended, the Bank is required to maintain a regulatory capital ratio of 4.5%. In addition, until amended or terminated, the amendment also requires the Bank to maintain minimum total regulatory capital stock of $3.978 billion, defined as the total amount of capital stock outstanding on October 18, 2005, including capital stock classified as mandatorily redeemable under SFAS 150, plus the amount of the capital stock dividend approved based on the results of the third quarter of 2005. Mandatorily redeemable capital stock under SFAS 150 and related capital stock dividends are considered capital stock for regulatory purposes. The Bank’s regulatory capital ratio on December 31, 2005 and 2004 was 5.3% and 5.6%, respectively, and the total regulatory capital outstanding as of December 31, 2005 and 2004 was $4.5 billion and $4.8 billion, respectively.

The discontinuance of voluntary capital stock redemptions may affect the Bank’s ongoing advance volumes as members will be unable to redeem capital stock in connection with the payoff of advances. When a member pays off or pays down its overall outstanding advances, its voluntary capital stock increases and the voluntary capital stock will not be subject to redemption while the restriction on redemptions remains in place. Also, a capital stock redemption request in connection with a membership withdrawal is subject to the Bank’s regulatory capital requirements.

The Bank’s dividends to members are subject to the Bank’s financial policies and the amendment to the Written Agreement requiring approval by the Finance Board’s Office of Supervision until a revised retained earnings and dividend policy has been approved by the Finance Board. Dividends paid in capital stock are voluntary capital stock and are not subject to redemption while the restriction on redemptions remains in place. In accordance with the amendment, on December 14, 2005, the Bank submitted a revised retained earnings and dividend policy and updated business plan strategies to the Finance Board for approval and the Finance Board is reviewing the Bank’s submission.

The Bank is undertaking various actions to address the capital concerns that led to the discontinuance of voluntary capital stock redemptions and the amendment to the Written Agreement. In addition to the revised retained earnings and dividend policy submitted to the Finance Board for approval, the Bank is modifying its previously approved capital plan and will submit the revised plan to the Finance Board for approval.

The Bank’s Written Agreement, as amended, has, and may continue to have, negative impacts on the Bank’s capital resources and results of operations, although the amendment of October 18, 2005 lowering the regulatory capital ratio from 5.1% to 4.5% may allow the Bank to reverse some but not all of the impact by allowing the Bank to make additional investments. Requirements to maintain a higher capital ratio than the regulatory required level of 4.0% restricts the Bank’s ability to purchase additional investments which may reduce the Bank’s earnings and returns on equity compared to what it would otherwise be able to earn in the absence of its Written Agreement. However, a lower regulatory capital ratio than 5.1% provides the Bank flexibility to increase its mortgage related assets and investment portfolios and fulfill funding and liquidity needs of members through offering advances. The Bank continues to experience increased operating expenses due to the increase in personnel as a result of infrastructure, internal controls and process improvement initiatives resulting from the implementation of the Written Agreement.

In accordance with the Bank’s Capital and Management Plan for 2005 – 2007, Bank management had preliminary discussions with the Finance Board, other FHLBs, external counsel and other third parties to explore risk transfer alternatives related to MPF Loans, including securitization. However, prior to entering into any new business activity, the Bank is required to file a notice with the Finance Board and receive the Finance Board’s approval to conduct that activity. The Bank has not submitted a new business activity notice to the Finance Board related to this issue.

The ability to securitize or sell MPF Loans would improve the Bank’s liquidity, while enhancing the Bank’s ability to assist PFIs in transferring mortgage loans. The Bank’s Written Agreement with the Finance Board restricts annual balance sheet growth of the Bank’s acquired member assets under the MPF Program to 10%, which could potentially restrict the Bank’s ability to meet PFI demands under the MPF Program. Accordingly, the ability to securitize or sell MPF Loans would provide the Bank with alternatives in meeting PFI demands.

The Bank has reviewed with the Finance Board staff the items under the Written Agreement completed by the Bank through June 1, 2005, which is the latest date of the Finance Board review. The Bank and the Finance Board staff have agreed upon the items remaining to be completed under the requirements of the Written Agreement. Although the Bank believes it is meeting its obligations under the terms of the Written Agreement, and the amendment thereto, the Bank expects the Finance Board to continue to monitor the Bank’s progress on completing open items and its ongoing execution of the Written Agreement, as amended.

Regulatory Audits

The Comptroller General has authority under the FHLB Act to audit or examine the Finance Board and the Bank and to decide the extent to which it fairly and effectively fulfills the purposes of the FHLB Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then the results and any recommendations must be reported to the Congress, the Office of Management and Budget, and the FHLB in question. The Comptroller General may also conduct a separate audit of any financial statements of the Bank.

Taxation

The Bank is exempt from all federal, state and local taxation except for real estate property taxes, which are a component of the Bank’s lease payments for office space or on real estate owned by the Bank as a result of foreclosure on MPF Loans.

REFCORP & AHP Assessments

The Bank is obligated to make payments to REFCORP and set aside funds for AHP as described in “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operation—Expenses.”

Employees

As of February 28, 2006, the Bank had 448 full-time equivalent employees.

Competition

Traditional Member Finance

The Bank competes with other suppliers of both secured and unsecured wholesale funding. Demand for the Bank’s advances is primarily affected by the cost of other available sources of liquidity for its members, including customer deposits held by its members. Other suppliers of wholesale funding may include investment banks, commercial banks, and other FHLBs when our members’ affiliated institutions are members of other FHLBs. (Under the FHLB Act and Finance Board regulations, affiliated institutions may be members of other FHLBs.) Some members may have limited access to alternative funding sources, while other members may have access to a wider range of funding sources such as repurchase agreements, brokered deposits, commercial paper and other funding sources. Some members also may have independent access to the national and global financial markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank’s advances and can vary as a result of a number of factors, such as market conditions, members’ creditworthiness, and availability of collateral. The Bank competes for advances on the basis of the total cost of its products to its members, which includes the rates the Bank charges as well as the dividends it pays.

MPF® Program

The Bank competes for the purchase of mortgage loans with other secondary market participants, such as Fannie Mae, Freddie Mac, large mortgage aggregators and private investors. Some of these competitors have greater resources, larger volumes of business and longer operating histories. In addition, the Bank competes with other FHLBs that offer the Mortgage Purchase Program, a competing program, to the extent that the Bank’s members have affiliates that are members of these other FHLBs. The Bank primarily competes on the basis of transaction structure, price, products and services offered. In addition, because the volume of conventional, conforming fixed-rate mortgages has been reduced due to the rise in interest rates, as well as increased popularity of competitive financing products, such as hybrid adjustable-rate mortgages (which the Bank does not purchase), the demand for MPF Program products could diminish.

The participation of FHLBs in the Mortgage Purchase Program may have implications on the MPF Program. Specifically, the competition for mortgage loans between the two programs may impact the amount of mortgage loans acquired and the purchase price for such loans. In this regard, the Bank faces pipeline and profit margin risk as a result of its competition with the Mortgage Purchase Program as well as other programs. Because of the somewhat extensive infrastructure and processes required by the Bank’s members to participate in the MPF Program, the application approval process can be relatively long. For example, the Bank requires an applicant to demonstrate the ability of its staff to originate and service mortgage loans to industry accepted standards. These infrastructure and process requirements can be disincentives to prospective participating members, as many of the Bank’s smaller members lack the resources to participate in more than one program.

Multi-district memberships are not currently permitted in the System so the Bank generally does not compete for mortgage loans from members of other MPF Banks. Affiliated entities under a parent holding company are only permitted to access the MPF Program through one MPF Bank. However, it is possible that a PFI with an affiliate in another MPF Bank district could choose to terminate its participation in the MPF Program and then access the MPF Program through its affiliate. Other than to determine PFI eligibility, the Bank does not require members to report information concerning affiliates that may be members of other FHLBs. The eligibility requirements for holding company affiliates do not apply to the Mortgage Purchase Program but pertain solely to participation in the MPF Program. The Bank does not participate in the Mortgage Purchase Program, which may include member participants that are affiliates of PFIs participating in the MPF Program.

Debt Issuance

The Bank competes with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives. Although the available supply of funds from the FHLBs’ debt issuances has kept pace with the funding requirements of the Bank’s members, there can be no assurance that this will continue to be the case. The sale of callable debt and the simultaneous execution of callable interest-rate swaps that mirror the debt has been an important source of competitive funding for the Bank. The Bank also relies heavily on the callable debt markets to reduce the interest rate exposure inherent in its mortgage-based assets, including mortgage-backed securities and MPF Loans. Consequently, the availability of markets for callable debt and interest-rate derivatives may be an important determinant of the Bank’s relative cost of funds and ability to manage interest rate risk. Due to the higher relative risk of this type of financial instrument, there is a limited investor market relative to the supply generated from the FHLBs and other GSEs, including Fannie Mae or Freddie Mac. There is no assurance that the current breadth and depth of these markets will be sustained.

Item 1A.	Risk Factors.

Recent Bank and Finance Board actions have negatively impacted a member’s ability to redeem capital stock.

On October 18, 2005, the Bank’s Board of Directors discontinued redemptions of voluntary capital stock for a period of time and the Bank amended its Written Agreement with the Finance Board. See “Item 1—Regulations—Regulatory Agreement and Related Actions.” As a result, members are currently unable to redeem voluntary capital stock, including capital stock which becomes voluntary capital stock in connection with the pay off or pay down of an advance. Also, capital stock redemption in connection with a membership withdrawal is subject to the Bank meeting its regulatory capital requirements at the time of withdrawal which ordinarily occurs after expiration of a six month waiting period. The Bank is required to maintain a regulatory capital ratio of 4.5% and minimum total regulatory capital stock of $3.978 billion. Given the current level of regulatory capital stock of $3.983 billion as of February 28, 2006, the Bank’s present ability to honor capital stock redemptions in connection with a membership withdrawal is limited.

The Bank is subject to regulation by the Finance Board, and it is likely to incur significant costs related to governmental regulation.

The Bank is closely supervised and regulated by the Finance Board. Under the FHLB Act, the Finance Board is responsible for overseeing FHLBs with regard to their housing finance mission, adequate capitalization and ability to raise funds in the capital markets, and operation in a safe and sound manner. In this regard, the Finance Board promulgates rules covering the operations of the FHLBs.

On June 30, 2004, the Bank entered into a Written Agreement with the Finance Board, which required the Bank to maintain a regulatory capital ratio of no less than 5.1%, restricted the annual on-balance sheet growth of acquired member assets under the MPF Program to 10% and required a review of the Bank’s management and board oversight, risk management policies and practices, internal audit functions and accounting, recordkeeping and reporting practices and controls. On October 18, 2005, the Finance Board amended the Written Agreement with the Bank reducing the Bank’s required regulatory capital ratio to 4.5% from 5.1% and requiring the Bank to maintain a separate measure of minimum total regulatory capital stock of $3.978 billion. In accordance with the amendment, on December 14, 2005, the Bank submitted a revised retained earnings and dividend policy and updated business plan strategies to the Finance Board for approval and the Finance Board is reviewing the Bank’s submission. In addition, Bank dividends are subject to approval by the Finance Board’s Office of Supervision until a revised retained earnings and dividend policy has been approved by the Finance Board. The Bank will comply with the terms of the Written Agreement, as amended, until it is terminated. See “Item 1—Regulations—Regulatory Agreement and Related Actions.”

In accordance with the Written Agreement, the Bank adopted a Business and Capital Management Plan for 2005 – 2007, whereby it committed to, among other things, reducing the amount of the Bank’s voluntary capital stock and exploring alternative ways to liquefy MPF assets. In accordance with the amendment to the Written Agreement, the Bank submitted a revised retained earnings and dividend policy and updated business strategies to the Finance Board for its approval on December 14, 2005, and the Finance Board is reviewing the Bank’s submission.

Complying with the requirements of the Written Agreement, as amended, may adversely affect the Bank’s ability to operate its business. Also, there is no assurance as to the effect any new business strategies may have on the Bank’s business and operations. As a consequence of the Written Agreement and in connection with the Bank’s reduction of its voluntary capital stock ratio, the Bank may be required to maintain MPF Loan volumes held in portfolio at current levels or to reduce those levels in order to maintain its required regulatory capital ratio. Should other FHLBs limit or discontinue their participation in the MPF Program, the Bank could receive lower revenues in connection with fees the Bank assesses for providing MPF transaction processing services.

In addition, as a result of the Bank’s Written Agreement, as amended, to maintain a regulatory capital ratio of 4.5% instead of the regulatory required level of 4.0% and enhancements to the Bank’s market risk profiles relating to duration of equity, the Bank’s ability to generate higher earnings and a higher return on equity has been reduced. The Bank expects to incur increased operating expenses resulting from improvements to internal controls and the Bank’s infrastructure resulting from the implementation of the Bank’s Written Agreement. Also, the Bank’s liquidity position has been increased, which may have a negative impact on future earnings.

The loss of significant members of the Bank may have a negative impact on its capital stock outstanding and result in lower demand for its products and services.

As of December 31, 2005, the Bank had 22.3% of the par value of its advances outstanding to two members, LaSalle Bank N.A. and Mid America Bank, FSB, and 15.5% of its regulatory capital stock was owned by two members, One Mortgage Partners Corp (a subsidiary of JP Morgan Chase & Co.) and LaSalle Bank N.A. If either LaSalle Bank or Mid America paid off their outstanding advances or if LaSalle Bank, Mid America Bank or One Mortgage Partners withdrew from membership with the Bank, the Bank may experience a material adverse effect on its outstanding capital stock and lower demand for its products and services. It is not possible for the Bank to predict whether or not the Bank’s actions with respect to the discontinuance of voluntary capital stock redemptions will increase the number of membership withdrawals and related capital stock redemption requests. Subsequent to the Bank announcing its discontinuation of redeeming voluntary capital stock on October 18, 2005, the Bank received membership withdrawal notices and related redemption requests from four members totaling $204 million through December 31, 2005 and from three members totaling $38 million during the period from January 1, 2006 through February 28, 2006. These requests were reclassified from equity to a liability upon notice. Redemption is pending the six month notice period and approval from the Finance Board. Also, larger banks that are not domiciled in the Bank’s district and who acquire or merge with the Bank’s members may choose not to maintain membership with the Bank, resulting in lower demand for the Bank’s products and services and redemption of capital stock.

Adverse changes in interest rates may negatively impact the amount of net interest income the Bank earns.

The Bank’s financial performance is affected by fiscal and monetary policies of the federal government and its agencies and in particular by the policies of the Federal Reserve Board. The Federal Reserve Board’s policies, which are difficult to predict, directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of the Bank’s interest-bearing liabilities.

Adverse changes in interest rates affect the Bank’s profitability in several ways, including but not limited to the following:

•	decreases in interest rates typically cause mortgage prepayments to increase and may result in substandard performance in the Bank’s MPF Loan portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting the Bank’s net interest income over time; and

•	increases in interest rates may reduce overall demand for mortgage loans and advances, thereby reducing the origination of new mortgage loans or advances and volume of MPF Loans acquired by the Bank, which could have a material adverse effect on the Bank’s business, financial condition and results of operations, and which may increase the cost of funds.

The Bank hedges its interest rate risk associated with its consolidated obligations, advances and MPF Loans and any hedging strategy the Bank uses may not fully offset the related economic risk. The Bank uses various cash and derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect the Bank completely. When interest rates change, the Bank expects the gain or loss on derivatives to be substantially offset by a related but inverse change in the value of the hedged item in hedging relationships where the Bank applies hedge accounting under the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Certain hedging strategies are designed to hedge the economic risks of the Bank, and may result in earnings volatility. However, there is no assurance that the Bank’s use of derivatives will fully offset the economic risks related to changes in interest rates. Any hedging strategy or derivatives the Bank uses may not adequately offset the risk of interest rate volatility and the Bank’s hedging transactions themselves may result in earnings volatility and losses.

The MPF Program has different risks than those related to the Bank’s traditional advances business, which could adversely impact the Bank’s results of operations.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The Mortgage Bankers Association of America has predicted that residential mortgage originations will drop 10% in 2006. During periods of rising interest rates, refinancings decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Because the Bank has not experienced an extended downturn in the real estate market since the MPF Program’s inception, the MPF Program’s historical performance may not be indicative of results in an extended rising interest rate environment, and the Bank’s results of operations may be materially adversely affected if interest rates rise.

In addition, the MPF Program as compared to the Bank’s traditional advance business is more susceptible to credit losses, and also carries more interest rate risk and operational complexity. For a description of the MPF Program, the obligations of the Bank with respect to credit losses and the PFI’s obligation to provide credit enhancement, see “Item 1—Business—Business Segments—Mortgage Partnership Finance Program®.”

If the prepayment rates for MPF Loans are higher or lower than expected, the Bank’s results of operations may be significantly impacted.

The rate and timing of unscheduled payments and collections of principal on MPF Loans are difficult to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, restrictions on voluntary prepayments contained in the MPF Loans, the availability of lender credit and other economic, demographic, geographic, tax and legal factors. The Bank manages prepayment risk through a combination of debt issuance and derivatives. If the level of actual prepayments is higher or lower than expected, the Bank may be required to make a payment under a related derivative agreement or may experience a mismatch with a related debt issuance resulting in a loss or gain to the Bank. Also, increased prepayment levels will cause the amortization of deferred loan origination costs and premiums to increase, reducing net interest income.

The Bank’s MPF Loan business is subject to a number of concentration risks which could negatively impact the Bank’s business, financial condition and results of operations.

•	CE Amount Concentration. At December 31, 2005, the Bank had acquired or funded 55% of the Bank’s outstanding principal balance of MPF Loans from three PFIs (each with 10% or more of the total outstanding principal balance). If one or more of these PFIs is unable or fails to meet their contractual obligation to cover losses under the CE Amount, which in some instances requires the maintenance of SMI, the Bank may incur increased credit losses depending upon the performance of the related MPF Loans.

•	SMI Provider Concentration. At December 31, 2005, Mortgage Guaranty Insurance Company and Genworth Mortgage Insurance Corp. provided 68.6% and 12.3%, respectively, of SMI coverage for MPF Loans. Although historically the Bank has not claimed any losses against an SMI insurer, if one or both of these SMI insurers were to default on their insurance obligations and loan level losses for MPF Loans were to increase, the Bank may experience increased credit losses.

•	Geographic Concentration. Although the Bank has MPF Loans in all 50 states, Washington, D.C. and Puerto Rico, as of December 31, 2005, approximately 17.1% and 10.3% of the principal amount of MPF Loans held by the Bank were MPF Loans secured by properties located in Wisconsin and California, respectively. An overall decline in the economy or the residential real estate market of, or the occurrence of a natural disaster in, Wisconsin or California, could adversely affect the value of the mortgaged properties in those states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect the Bank’s business, results of operations and financial condition.

The performance of the Bank’s MPF Loan portfolio depends in part upon the Bank’s vendors.

The Bank acts as master servicer for the MPF Program. In this regard, the Bank has engaged a vendor for master servicing, Wells Fargo Bank N.A., which monitors the PFIs’ compliance with the MPF Program requirements and issues periodic reports to the Bank. While the Bank manages MPF Program cash flows itself, if the vendor should refuse or be unable to provide the necessary service, the Bank may be required to engage another vendor which could result in delays in reconciling MPF Loan payments to be made to the Bank or increased expenses to retain a new master servicing vendor.

The Bank has contracted with S&P for the use of its modeling software, LEVELS, which calculates the PFI’s required CE Amount for MPF Loans. If S&P were to discontinue LEVELS or fail to honor the terms of its contract for the Bank’s use of LEVELS, the Bank would be required to engage another NRSRO or develop its own methodology (confirmed in writing by an NRSRO) to calculate the required level of the CE Amount for each Master Commitment as required under Finance Board regulation. Should either of these events occur, the Bank may experience a disruption in its ability to fund or purchase MPF Loans and may have a negative impact on the Bank’s business, results of operations and financial condition.

The Bank’s business is dependent upon its computer operating systems and an inability to implement technological changes or an interruption in the Bank’s information systems may result in lost business.

The Bank’s business is dependent upon its ability to interface effectively with other FHLBs, PFIs, members and other third parties, and its products and services require a complex and sophisticated operating environment supported by operating systems, both purchased and custom-developed. Maintaining the effectiveness and efficiency of the technology used in the Bank’s operations is dependent on the continued timely implementation of technology solutions and systems necessary to effectively manage the Bank and mitigate risk, and may require significant capital expenditures. If the Bank was unable to maintain these technological capabilities, it may not be able to remain competitive and its business, financial condition and results of operations may be significantly compromised.

The Bank relies heavily on communications and information systems furnished by third party service providers to conduct its business. Any failure, interruption or breach in security of these systems, or any disruption of service could result in failures or interruptions in the Bank’s ability to conduct business. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. The occurrence of any failures or interruptions could have a material adverse effect on the Bank’s financial condition, results of operations and cash flows.

The Bank is jointly and severally liable for the consolidated obligations of other FHLBs.

Under Finance Board rules, the Bank is jointly and severally liable with other FHLBs for consolidated obligations issued through the Office of Finance. If another FHLB defaults on its obligation to pay principal or interest on any consolidated obligation, the Finance Board has the ability to allocate the outstanding liability among one or more of the remaining FHLBs on a pro rata basis or on any other basis that the Finance Board may determine. If the Bank were required to make payment on consolidated obligations beyond its primary obligation, the Bank’s financial condition and results of operation could be negatively affected.

The FHLB Act or Finance Board regulations may be amended in a manner that changes the Bank’s statutory and regulatory requirements and affects its business, operations and/or financial condition.

Since enactment in 1932, the FHLB Act has been amended many times in ways that have significantly affected the rights and obligations of FHLBs and the manner in which they fulfill their housing finance mission. Future legislative changes to the FHLB Act and new or amended regulations or policies adopted by the Finance Board, such as the AMA Regulation, may significantly affect the Bank’s business, results of operations and financial condition.

On March 15, 2006, the Finance Board published a proposed rule intended to strengthen the capital structure of the FHLBs by requiring a minimum level of retained earnings and restricting the amount of voluntary capital stock that an FHLB can accumulate. The proposed rule would restrict the amount of dividends that an FHLB could pay whenever the FHLB is not in compliance with the minimum retained earnings requirements and would prohibit the FHLB from issuing dividends in the form of stock. The proposed rule is subject to a 120-day comment period, and the final rule, if any, approved by the Finance Board may be different from the proposed rule. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources” for a discussion of the proposed rule.

Legislation is currently being considered in Congress to reform the regulatory structure of the three U.S. housing government sponsored enterprises: the FHLBs, Fannie Mae and Freddie Mac. Similar legislation has been introduced and considered in each of the past several Congresses, though no legislation affecting the FHLBs has been enacted since the Gramm-Leach-Bliley Act of 1999. Last year, a bill creating a new independent Federal agency to oversee the safety and soundness and mission compliance of the housing GSEs was approved by the House of Representatives on a 331-90 vote. Similar legislation was approved by the Senate Banking Committee and is currently awaiting consideration by the full Senate.

While the bills share the same broad intent, they differ in several important respects, primarily in their treatment of the mortgage portfolios of Fannie Mae and Freddie Mac. The provisions affecting the FHLBs, however, are very similar: both bills would abolish the Finance Board, replacing it with a new independent Federal agency with similar authority over the FHLBs, as well as Fannie Mae and Freddie Mac. Also, FHLB director terms would be lengthened to 4 years from 3 years and the statutory caps on director compensation would be eliminated. Both bills would also allow voluntary mergers among the FHLBs, with the approval of the new regulatory agency.

Another difference between the House and Senate versions pertains to the treatment of boards of directors at the individual FHLBs. The House version requires at least two-fifths of the FHLB directors be independent (non-member) directors appointed by the new regulatory agency. By contrast, the Senate version requires at least one-third of the directors to be independent and allows a process for those directors to be elected by the financial institution members of the FHLB at large.

During legislative consideration, other provisions affecting the business of the FHLBs have been proposed, but have yet to be included in either version. Given the nature of the legislative process, it is impossible to predict with certainty whether Congress ultimately will pass a final bill, whether such a bill would be signed by the President and enacted into law, or if enacted, what effect such changes would have on the Bank’s business, results of operations or financial condition.

Increased attention on risk management and internal controls has resulted in the need to enhance the control environment at the Bank.

In accordance with the Written Agreement the Bank has made a considerable investment in resources dedicated to risk oversight and internal control activities at the Bank during the year ended December 31, 2005. As a result, during the course of 2005, deficiencies in internal controls have been identified in the credit, market, technology, operating and financial reporting areas. The Bank is in the process of developing formal remediation plans for each one.

The Federal Reserve Bank Policy Statement on Payments System Risk may impact the Bank’s operations.

The Federal Reserve Board in September 2004 announced that it had revised its Policy Statement on Payment System Risk relating to interest and principal payments on securities issued by GSEs and certain international organizations. Reserve Banks are currently processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15am Eastern Time, which is the same posting time for U.S. Treasury securities’ interest and redemption payments, even if the issuer has not fully funded these payments. The revised Federal Reserve policy requires that, beginning July 20, 2006, Federal Reserve Banks release these interest and principal payments as directed by the issuer only if the issuer’s Federal Reserve account contains sufficient funds to cover the payments. While the issuer will determine the timing of these payments during the day, each issuer will be required to fund its interest and principal payments by 4:00 pm Eastern Time in order for the payments to be processed that day. In addition, beginning July 20, 2006, the revised Federal Reserve policy will align the treatment of the general corporate account activity of GSEs and certain international organizations with the treatment of activity of other account holders that do not have regular access to the discount window and thus are not eligible for intraday credit. Such treatment will include applying a penalty fee to daylight overdrafts resulting from these entities’ general corporate payment activity.

The Bank is evaluating the impact of this proposed change on its operations, including the Bank’s cash management and related business practices. However, it is not possible to predict what, if any, changes will be made and what effect these changes will have on the Bank’s business and operations.

The Bank is subject to credit risk due to default.

The Bank faces credit risk on advances, investments, mortgage loans, derivative financial instruments and other financial instruments. To protect against credit risk, the Bank requires advances to be collateralized. The FHLB Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. In addition, members that qualify as Community Financial Institutions – defined in the FHLB Act as FDIC-insured depository institutions with total average year-end assets for the prior three years of $587 million or less as of January 1, 2006 – may pledge secured small-business, small-farm, and small-agribusiness loans as collateral for advances.

While the Bank faces minimal credit risk on advances, it is subject to credit risk on some investments, MPF Loans and on derivative financial instruments. The Bank follows conservative guidelines established by its Board of Directors and the Finance Board on unsecured extensions of credit, whether on- or off-balance sheet, which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the U.S. government and other FHLBs.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Bank occupies approximately 135,500 square feet of leased office space on five floors of a thirty story building at 111 East Wacker Drive, Chicago, Illinois 60601. The Bank also maintains approximately 5,500 square feet of a leased off-site back-up facility approximately 15 miles northwest of the main facility which is on a separate electrical distribution grid.

Item 3.	Legal Proceedings

The Bank is not currently a defendant in any legal proceedings, nor is it aware of any pending or threatened legal proceedings against it that could have a material adverse effect on its financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The only matter submitted to a vote of members in 2005 was the annual election of directors occurring in the fourth quarter. The rules governing the election of directors were established by the Finance Board and are codified at 12 C.F.R. Part 915.

The Bank has 15 director positions, nine to be elected by the members of the Bank and six to be appointed by the Finance Board. The allocation of elective directorships by state is determined under 12 U.S.C. Section 1427 and is based on the number of shares of capital stock required to be held by the member institutions in each state in the district at the end of the calendar year preceding the election.

The table below shows the total number of elective directorships designated by the Finance Board for each state in the Bank’s district for 2006 and the number of director positions filled in the Bank’s 2005 election of directors.

State	Total Elective Directorships for 2006	Directorships Elected in 2005
Illinois	5	2
Wisconsin	4	1

District total	9	3

The two Illinois and one Wisconsin elective director positions filled in the 2005 election of directors have terms commencing on January 1, 2006.

The nomination and election of directors was conducted by mail. No in-person meeting of the members was held. An institution was eligible to nominate candidates and vote in the election if it was a stock holding member of the Bank as of December 31, 2004 (the record date for the election). For each of the director positions to be filled, an eligible institution could vote the number of shares of capital stock it was required to hold as of December 31, 2004, except that an eligible institution’s vote for each directorship could not exceed the average number of shares of capital stock required to be held by all of the member institutions in that member’s state as of December 31, 2004. Eligible institutions participating in the election could not consolidate or divide their blocks of eligible votes and were required to submit their voting ballots to the Bank by October 28, 2005.

The Board of Directors of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election. No director (except a director acting in his or her personal capacity), officer, employee, attorney, or agent of the Bank may, directly or indirectly, support the nomination or election of a particular individual for an elective directorship.

Out of 605 institutions eligible to vote in Illinois in the 2005 election, 352 participated, casting a total of 3,411,723 votes. Out of 286 institutions eligible to vote in Wisconsin in the 2005 election, 162 participated, casting a total of 989,757 votes. The following individuals (with the two highest vote counts in Illinois and highest vote count in Wisconsin) were elected to the two Illinois directorships and one Wisconsin directorship; the directorships have terms beginning January 1, 2006, and ending December 31, 2008:

Name	Member	Votes for
Thomas M. Goldstein Senior Executive Vice President	LaSalle Bank, N.A. Chicago, Illinois	927,210

Richard K. McCord President, Chief Executive Officer and Director	Illinois National Bank Springfield, Illinois	918,414

Thomas L. Herlache President, Chief Executive Officer and Chairman of the Board	Baylake Bank Sturgeon Bay, Wisconsin	585,580

The following directors continue to serve on the Board:

Term Expires December 31,
Directors in elective directorships:
Illinois

P. David Kuhl Chairman of the Board and Chief Executive Officer Busey Bank Urbana, Illinois	2007

Roger L. Lehmann President, Chief Executive Officer and Chairman of the Board The Harvard State Bank Harvard, Illinois	2006

Kathleen E. Marinangel President, Chief Executive Officer and Chairman of the Board McHenry Savings Bank McHenry, Illinois	2007

Wisconsin

James K. Caldwell President and Chief Executive Officer First Citizens State Bank Whitewater, Wisconsin	2006

Gerald J. Levy President, Chief Executive Officer and Executive Chairman Guaranty Bank Brown Deer, Wisconsin	2007

James F. McKenna President and Chief Executive Officer North Shore Bank, FSB Brookfield, Wisconsin	2006

Term Expires December 31,
Directors in appointed directorships:

Terry W. Grosenheider Private Banking Relationship Manager U.S. Bank, N.A. Madison, Wisconsin	2006

Alex J. LaBelle Broker-Associate Smothers Realty Group LaGrange, Illinois	2006

The Board of Directors has four appointed directorships that have not been filled by the Finance Board.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Members own the capital stock of the Bank and elect the majority of the Bank’s directors. The Bank conducts its business almost exclusively with its members. There is no established marketplace for the Bank’s capital stock and the capital stock is not publicly traded. By regulation, the Bank has the discretion to repurchase voluntary capital stock at any time. However, on October 18, 2005, the Bank discontinued voluntary capital stock redemptions and amended its Written Agreement with the Finance Board. Under the amendment, the Bank agreed to maintain new minimum regulatory capital requirements. See “Item 1—Regulations—Regulatory Agreement and Related Actions.” Par value of all capital stock is $100 per share. As of February 28, 2006, the Bank had 39,832,618 shares of capital stock outstanding, including 2,596,930 shares of mandatorily redeemable capital stock. Bank membership at February 28, 2006 was 881 members/stockholders of record.

Item 6.	Selected Financial Data

(Dollars in millions)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Condensed Statements of Income
Net interest income before provision for credit losses on MPF Loans	$500	$704	$794	$523	$223
Provision (release of allowance) for credit losses	(3)	—	—	2	2

Net interest income after provision (release of allowance) for credit losses on MPF Loans	503	704	794	521	221
Non-interest income (loss)	(38)	(127)	(113)	(184)	45
Non-interest expense	132	121	86	58	44
AHP assessment	28	41	49	23	18
REFCORP assessment	61	91	109	51	41

Income before cumulative effect of change in accounting principle	244	324	437	205	163
Cumulative effect of change in accounting principle [1]	—	41	—	—	1

Net income	$244	$365	$437	$205	$164

Annual dividend rate paid	4.94%	6.13%	6.25%	5.25%	6.35%
Dividend payout ratio	85%	72%	50%	72%	74%

	December 31,
	2005	2004	2003	2002	2001
Condensed Statements of Condition
Liquid assets [2]	$6,978	$5,149	$5,445	$3,829	$3,217
Investment securities	10,770	8,851	6,539	9,340	7,108
Advances	24,921	24,192	26,443	24,945	21,902
MPF Loans held in portfolio, net of allowance for loan losses	42,005	46,920	47,600	26,186	16,570
Total assets	85,346	85,709	86,942	65,046	49,194
Total deposits	1,057	1,223	2,348	3,048	1,760
Securities sold under agreements to repurchase	1,200	1,200	1,200	1,399	800
Total consolidated obligations, net [3]	77,896	77,748	77,927	55,770	43,277
Accrued interest payable	551	514	502	401	447
Mandatorily redeemable capital stock	222	11	—	—	—
AHP assessment payable	78	82	72	45	37
REFCORP assessment payable	12	43	33	12	19
Total liabilities	81,208	81,083	82,369	61,680	46,692
Total Capital	4,138	4,626	4,573	3,366	2,502
Key Ratios
Net income to average assets	0.29%	0.41%	0.57%	0.36%	0.42%
Return on average equity	5.54%	7.70%	10.65%	6.92%	8.13%
Total average equity to average assets	5.21%	5.26%	5.33%	5.24%	5.15%
All FHLBs Consolidated Obligations Outstanding (par) [4]	937,374	869,242	759,529	680,695	637,332
Number of employees	443	375	298	224	195

[1]	Effective January 1, 2004, the Bank changed its method of accounting for premiums and discounts and other deferred loan origination fees under SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As a result of implementing the change in accounting for amortization and accretion from the retrospective method to the contractual maturity method, the Bank recorded a cumulative effect of a change in accounting principle effective to January 1, 2004 which resulted in an increase to earnings excluding assessments of $41 million. The Bank adopted SFAS 133 as of January 2001 and recorded a net transition adjustment of $1 million.

[2]	Liquid assets include cash and due from banks and federal funds sold and securities purchased under agreements to resell.

[3]	Total consolidated obligations, net represents the obligations for which the Bank is primary obligor.

[4]	The Bank is jointly and severally liable for the consolidated obligations of the FHLBs. See “Note 13—Consolidated Obligations” to the Bank’s 2005 Annual Financial Statements and Notes for further discussion on the joint and several liability.

Computation of Ratio of Earnings to Fixed Charges

(Dollars in millions)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Income before cumulative effect of change in accounting principle	$244	$324	$437	$205	$163
Cumulative effect of change in accounting principle	—	41	—	—	1

Net Income	244	365	437	205	164
Total Assessments	89	132	158	74	59
Interest portion of rental expense [1]	1	1	—	—	—
Interest expense on all indebtedness	3,043	2,506	1,939	1,757	1,823

Earnings, as adjusted	$3,377	$3,004	$2,534	$2,036	$2,046

Fixed Charges:
Interest portion of rental expense [1]	$1	$1	$—	$—	$—
Interest expense on all indebtedness	3,043	2,506	1,939	1,757	1,823

Total Fixed Charges	$3,044	$2,507	$1,939	$1,757	$1,823

Ratio of Earnings to Fixed Charges	1.11 : 1	1.20 : 1	1.31 : 1	1.16 : 1	1.12 : 1

[1]	Interest component of rental expense is 20%, which approximates the imputed interest factor of the operating lease.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions of the Bank may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates”, “believes”, “expects”, “could”, “estimates”, “may”, “should”, “will”, or their negatives or other variations of these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	changes in the level of interest rates, housing prices, employment rates, the general economy, and the size and volatility of the residential mortgage market;

•	demand for advances resulting from changes in members’ deposit flows and funding needs;

•	volatility of market prices, rates, and indices that could affect the fair value of collateral held by the Bank as security for the obligations of the Bank’s members and counterparties to derivative financial instruments and similar agreements which could result from the effects of, and changes in, various monetary or fiscal policies and regulations including those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation;

•	the effect the Bank’s Written Agreement, as amended, with the Finance Board and the discontinuance of voluntary capital stock redemptions for a period of time, may have on its operations;

•	political events, including legislative, regulatory, judicial, or other developments that affect the FHLBs, their members, counterparties, and/or investors in the consolidated obligations of the FHLBs such as changes in the FHLB Act or Finance Board regulations that affect the Bank’s operations and regulatory oversight;

•	competitive forces, including without limitation, other sources of capital available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals;

•	the pace of technological changes and the ability of the Bank to develop and support technology and information systems, including the Internet, sufficient to manage the risks of the Bank’s business effectively;

•	loss of large members through mergers or withdrawal;

•	changes in investor demand for consolidated obligations and/or the terms of derivative financial instruments and similar agreements, including without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;

•	the availability, from acceptable counterparties, of derivative financial instruments of the types and in the quantities needed for risk management purposes;

•	volatility of reported results due to changes in fair value of certain instruments/assets;

•	our ability to introduce new Bank products and services, and successfully manage the risks associated with those products and services, including new types of collateral securing advances;

•	the Bank’s ability to identify, manage, mitigate and/or remedy deficiencies in internal controls and other operational risks;

•	the Bank’s ability to implement business process improvements;

•	risk of loss arising from litigation filed against one or more of the FHLBs;

•	significant business disruptions resulting from natural or other disaster, acts of war or terrorism;

•	the impact of new accounting standards, including the timely development of supporting systems; and

•	inflation/deflation.

The Bank does not undertake to update any forward-looking statement in this document, whether as a result of new information, future events or changed circumstances.

Executive Management Overview

Net income for the year ended December 31, 2005 decreased $121 million or 33% to $244 million compared to the year ended December 31, 2004. The decline in net income was principally due to a decline in net interest income of $201 million, after the release of the allowance for credit losses. Several factors led to the decline in net interest income:

•	Regulatory capital constraints limited the Bank’s ability to increase acquired member assets under the MPF Program. In addition, the Bank had to reduce its voluntary capital stock ratio under the Business and Capital Management Plan for 2005-2007. As a result, the Bank changed its asset mix from MPF Loans that had longer maturities to more liquid assets. As MPF Loans paid down, the Bank invested the amounts primarily in lower yielding Federal funds sold and securities purchased under agreements to resell to provide it with liquidity to redeem its members’ voluntary capital stock. Also, MPF Loan volumes decreased because the Bank concentrated its purchases and fundings of MPF Loans from small to medium sized PFIs and purchased fewer MPF Loans from larger PFIs. Historically, the Bank has purchased more MPF Loans from larger PFIs, which helped increase the MPF Program.

•	Prepayment speeds declined as a result of rising interest rates and flattening of the yield curve, thus reducing MPF Loan volume. In addition, there was a substantial market demand for adjustable rate mortgages which further limited the Bank’s ability to replace MPF Loan principal pay-downs with new fixed-rate mortgage loan production. As a result, the Bank held lower yielding fixed-rate mortgage loans. At the same time, interest expense on the Bank’s consolidated obligations (principally discount notes) increased more rapidly than interest income on MPF Loans and advances since short-term interest rates increased more significantly than longer term interest rates. The effect was to reduce net interest income by narrowing the difference between interest income and interest expense.

•	The Bank changed its pricing methodology for advances in the fourth quarter of 2005. The Bank reduced the spreads on new advances that have maturities from one day to one month. The spread is the difference between the interest rate the Bank earns on an advance versus the interest rate it pays on its debt. In addition, it reduced the spread it earns on new advances that are less than $50 million. This reduced the amount of interest income earned on the advances in the fourth quarter of 2005. However, increases in income due to higher market interest rates during 2005 more than offset the decrease in income due to the pricing change.

The decline in net interest income was partially offset by the reduction of the loss related to non-interest income of $89 million during the year ended December 31, 2005 relative to the year ended December 31, 2004. The change in non-interest income was primarily due to the following factors:

•

There was a $111 million reduction in the loss related to derivatives and hedging activities during the year ended December 31, 2005 relative to the year ended December 31, 2004. Derivative and hedging activities in the statements of income for the year ended December 31, 2005 include a write-off of $12 million related to the discontinuance of hedge accounting under DIG Issue G2 for the Bank’s delivery commitments and a gain of $17 million from the discontinuance of hedge accounting on two consolidated obligation bonds with complex hedging strategies. Management determined through a review of its hedging activities that it applied a method of hedge accounting deemed to be inconsistent with the application of SFAS 133. As part of these adjustments, management discontinued hedge accounting treatment and recorded a correction of an error to conform to SFAS 133. For the delivery commitments, the adjustment was recorded in the third quarter of 2005 and consisted of recording in earnings losses on derivatives incorrectly deferred in OCI. It also revised the timing of recognition in earnings of losses on these hedges. For the two consolidated obligation bonds with complex hedge strategies, the adjustment was recorded in the fourth quarter of 2005. The impact of both adjustments on all prior periods presented was immaterial.

•	There was a $19 million reduction of the loss related to the sale of available-for-securities securities during the year ended December 31, 2005 relative to the year ended December 31, 2004. This reduction was principally the result of the decline in debt transfer activity for the year ended December 31, 2005 relative to the year ended December 31, 2004. Available-for-sale securities are used to economically hedge against market risk related to debt transfer activities.

•	There was a $38 million decline in gains on early extinguishment of debt transferred to other FHLBs during the year ended December 31, 2005 relative to the year ended December 31, 2004. The decline is primarily due to the decline in debt transfers during the year ended December 31, 2005 relative to the year ended December 31, 2004.

Other factors affecting earnings for the year-ended December 31, 2005 relative to the year ended December 31, 2004 were as follows:

•	Total non-interest expense increased by $11 million. The Bank recorded a $10 million software impairment charge in the fourth quarter of 2005 as a result of the Bank amending its Written Agreement with the Finance Board on October 18, 2005. The Bank determined that certain internal-use software had become impaired due to management’s decision to abandon software being developed to support a new line of business related to MPF Loan servicing. Compensation costs increased by $10 million principally due to an increase in the number of full-time employees hired in 2005. Professional service fees declined by $7 million as the Bank replaced consultants with new full-time employees.

•	Total assessments declined by $43 million primarily related to the decline in income before assessments.

•	Net income for the year ended December 31, 2004 included a gain of $41 million from the cumulative effect of a change in accounting principle related to SFAS 91 when the Bank changed its method of accounting for deferred agent fees and premiums and discounts on MPF Loans to amortize such amounts on a constant effective yield over their contractual life.

Based upon the Bank’s regulatory capital constraints, projected MPF Loan volumes, revised pricing strategy for advances and cost of funds for debt issuance, the Bank expects that net income in 2006 will continue to decline.

Liquidity & Capital Resources

Liquidity

The Bank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by the Bank’s Board of Directors. The Bank needs liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. The Bank seeks to be in a position to meet its members’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary sources of liquidity are short-term liquid assets, primarily overnight federal funds sold and resale agreements. In addition, other sources of liquidity include trading securities, maturing advances and the issuance of new consolidated obligation bonds and discount notes.

The Bank uses three different measures of liquidity as follows:

1)	To support its member deposits, Finance Board regulations require the Bank to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of February 28, 2006, the Bank had excess liquidity of $29.6 million to support member deposits.

2)	Finance Board regulations require the Bank to maintain enough contingency liquidity to meet its liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a nationally recognized statistical rating organization. The Bank’s Asset/Liability Management Policy defines the Bank’s liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion.

Below is a tabular presentation that displays the Bank’s liquidity needs over a five business day period, the sources of liquidity that the Bank holds to cover the requirements, and the holdings in excess of the requirements as of February 28, 2006. Excess liquidity assumes a “scenario event”, that is, a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue any new consolidated obligations or borrow unsecured funds from other sources (e.g. Fed Funds purchased or customer deposits).

Cumulative Five Business Days Liquidity Measurement

as of February 28, 2006

(Dollars in millions)

Cumulative Five Business Days
Liquidity Sources
Consolidated Obligations Traded but Not Settled	$635
Contractual Maturities Cash, Fed funds sold, Resale agreements	7,855
Maturing Advances	1,706
Investment Securities/Loans Eligible for Sale/Resale	6,542

Total Sources	16,738

Liquidity Uses and Reserves
Contractual Principal Payments	4,047
Reserves[1]	1,130

Total Uses and Reserves	5,177

Net Liquidity	$11,561

1.	Reserve is equal to $1 billion plus 25% of customer deposits.

3)	The Bank’s Asset/Liability Management Policy requires the Bank to maintain for each day, overnight liquid assets at least equal to five percent of total assets, or a level approved by the Bank’s Market Risk Committee and reported to the Bank’s Asset Liability Committee. For this purpose, overnight liquidity includes money market assets (including Federal funds sold) with one day to maturity and inter-FHLB loans with one day to maturity. As of February 28, 2006, the Bank had excess overnight liquidity of $29.6 billion. In light of available liquidity described above, the Bank expects to be able to remain in compliance with its liquidity requirements.

Statements of Condition Overview

The major components of the Bank’s statements of condition are as follows:

(Dollars in millions)

	December 31,		Increase /(Decrease)
	2005	2004	Amount	Percent
Assets
Fed funds sold and securities purchased under agreement to resell	$6,945	$5,128	$1,817	35.4%
Investment securities	10,770	8,851	1,919	21.7%
Advances	24,921	24,192	729	3.0%
MPF Loans held in portfolio, net	42,005	46,920	(4,915)	-10.5%
Other assets	705	618	87	14.1%

Total Assets	$85,346	$85,709	$(363)	-0.4%

Liabilities and Capital
Deposits	$1,057	$1,223	$(166)	-13.6%
Discount notes	16,778	16,872	(94)	-0.6%
Bonds	61,118	60,876	242	0.4%
Other liabilities	2,255	2,112	143	6.8%

Total Liabilities	81,208	81,083	125	0.2%

Total Capital	4,138	4,626	(488)	-10.5%

Total Liabilities and Capital	$85,346	$85,709	$(363)	-0.4%

Fed funds sold and securities purchased under agreement to resell – The Bank increased its investments in Fed funds sold and securities purchased under agreement to resell in order to increase its liquidity position for purposes of meeting voluntary capital stock redemption requests and to pay down its consolidated obligations. The Bank maintained its liquidity position even though the redemption of voluntary capital stock was suspended by the Board of Directors because the Bank believes the suspension to be temporary.

Investment Securities – The Bank increased its positions in mortgage-backed securities during the fourth quarter of 2005, subsequent to the temporary suspension of voluntary capital stock redemptions. The increase in mortgage-backed securities is for income growth and partially offsets reductions in the MPF Loan portfolio. The Bank is well below the regulatory limit allowed for investing in mortgage-backed securities, and accordingly, investment in mortgage-backed securities represents an opportunity to offset the current regulatory capital constraints impacting the growth of acquired member assets in the MPF Program. Also, the Bank increased its positions in investment securities classified as both trading and available-for-sale in order to earn additional income.

Advances – Advances increased in 2005 primarily as a result of a change in pricing that the Bank made in the fourth quarter of 2005. The pricing change resulted in the Bank reducing the spread it earns on new advances with maturities ranging from one day to one month. In addition it reduced the spreads it earns on new advances that are less than $50 million.

MPF Loans held in portfolio, net – MPF Loans held in portfolio declined for several reasons. The primary reason for the decline was the impact of regulatory capital constraints on the Bank. In addition, the Bank was required to reduce its voluntary capital stock ratio under the Business and Capital Management Plan for 2005-2007. This necessitated having liquid assets that would allow the Bank to meet voluntary capital stock redemption requests. In effect, these constraints also limited the amount of MPF Loans that the Bank was able to purchase or fund. As a result, the Bank purchased or funded MPF Loans from small to medium sized PFIs and purchased less MPF Loan volume from larger PFIs compared to the prior year. Also, the Bank continued to see a decrease in fixed-rate mortgage loan demand.

Consolidated Obligations – Discount notes and Bonds remained essentially flat at year-end 2005.

Total Capital – Total Capital declined during 2005 as a result of voluntary capital stock redemptions primarily due to the decrease in the Bank’s dividend rate during 2005 and the Bank’s commitment under its Business and Capital Management Plan for 2005-2007 to reduce its voluntary capital stock ratio.

Funding

The Bank funds its assets principally through the issuance of consolidated obligations as well as through capital stock and deposits. Under the FHLB Act and Finance Board regulations, the Bank is jointly and severally liable with other FHLBs for consolidated obligations issued through the Office of Finance. The Bank records a liability for consolidated obligations on its statements of condition based on the proceeds it receives from the issuance of those consolidated obligations. As of February 28, 2006, the FHLB consolidated obligations are AAA/Aaa rated, and the Bank has access to short-term and long-term debt markets. No liability has been recorded for the joint and several obligations related to the other FHLBs’ share of the consolidated obligations due to the high credit quality of every FHLB. See “Item 1—Business —Funding Services.”

Consolidated obligations constitute the largest portion of the Bank’s funding. Consolidated obligations increased $0.2 billion to $77.9 billion at December 31, 2005 as compared with $77.7 billion at December 31, 2004. At December 31, 2005, consolidated obligation bonds represented 78.5% of the outstanding balance, compared to 78.3% at December 31, 2004.

Proceeds from the issuance of discount notes and bonds decreased $30.7 billion and $7.4 billion, respectively, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The total reduction in proceeds was a result of lower MPF Loan purchases by the Bank during the year ended December 31, 2005. In addition, the Bank’s demand for additional funding declined in the current period in light of the Bank’s Written Agreement with the Finance Board to reduce voluntary capital stock while maintaining required regulatory capital. Member deposits decreased $0.2 billion to $1.1 billion in 2005, compared to the 2004 year end balance of $1.2 billion.

The Bank’s balance in shorter term discount notes decreased $94 million as of December 31, 2005 compared to December 31, 2004. Discount notes are a significant funding source for the Bank. The Bank uses discount notes to fund short-term advances, longer-term advances with short repricing intervals, and liquid assets. Discount notes comprised 21.5% of outstanding consolidated obligations at December 31, 2005, but accounted for 96% of the proceeds from issuances of consolidated obligations during 2005.

In recent years, the FHLBs and other housing GSEs have faced a significant amount of negative publicity, which occasionally has adversely affected the Bank’s cost of funds temporarily, but the Bank believes that other factors, such as supply and demand of GSE debt obligations and other market conditions have had a much greater impact on the cost of funds. The Bank believes that investors have recognized the inherent strength of the FHLBs’ joint and several obligation to pay the principal of and interest on the consolidated obligations, and that the combined strength of the FHLBs has lessened investor reaction to the recent adverse publicity surrounding certain individual FHLBs. The Bank does not believe that the FHLBs have suffered a material adverse effect on their ability to issue consolidated obligations to the public as a result of the Bank’s restatement of its December 31, 2003 financial statements.

The Office of Finance has not published the FHLBs’ 2004 third quarter combined Financial Report, 2004 full year combined Financial Report, or any 2005 combined Financial Report. In addition, the Office of Finance has announced that its board of directors decided to restate the FHLBs’ combined financial statements for the years ended December 31, 2001, 2002 and 2003, and subsequent interim periods. The Office of Finance has stated that the delays in publication and intended restatements were the result of certain regulatory and accounting matters at some of the FHLBs, and that the Office of Finance board of directors may elect to delay publication of the FHLBs’ combined Financial Reports until all or substantially all of the FHLBs have completed their registration with the SEC. The Bank and a majority of the other FHLBs were unable to comply with the Finance Board’s August 29, 2005 deadline for registration of a class of their equity securities with the SEC. Some of the FHLBs have announced that they will restate prior period financial statements. It is uncertain at this time what effect, if any, the delays in publication, the delays in registration, or the intended restatements will have on the cost of FHLB debt, the timing of the issuance of new FHLB debt, or the demand for FHLB debt.

The Bank emphasized diversification of funding sources and channels as the need for funding from the capital markets had grown. The Bank led an effort to issue the first FHLB syndicated global 10-year bond to help fund and economically hedge the growing mortgage loan asset base. This initiative established an important funding option for the FHLBs. During the year ended December 31, 2005, the Bank participated in $3.8 billion of the $118.9 billion, or 3.2%, of the long term global FHLB bond issuances. The Bank anticipates decreased demand for similar offerings as future growth has been limited by the Bank’s Written Agreement with the Finance Board.

The Bank also uses a limited amount of repurchase agreements as a source of funding and identifies these transactions as long-term borrowings. The Bank is required to deliver additional collateral should the market value of the underlying securities decrease below the market value required as collateral.

Debt Transfer Activity

In the normal course of managing its statement of condition, the Bank may extinguish consolidated obligations through repurchases of the debt or the transfer of debt to other FHLBs for which it is the primary obligor.

The Bank may use excess funding to fulfill funding requests from other FHLBs by transferring consolidated obligations, primarily those issued under the Global Issuances Program. See “Item 1—Funding Services—Consolidated Obligation Bonds” for a description of the Global Issuances Program. The timing of such transfers to other FHLBs typically occur from one day to six months after the issuance of debt. The Bank prices such consolidated obligations at rates that are competitive or lower in cost than the Tap program or medium term notes, and may transfer consolidated obligations at fair value throughout the day and at smaller increments than the Tap program. The Tap auction is only available once a day and at minimum funding increments of $5 million. FHLBs request funding through debt transfers in situations where it is more economical than the Tap program or medium term notes or in situations where debt transfers provide more flexibility than the Tap program.

Growth in other FHLBs’ mortgage loan programs and advance products resulted in an increase in the funding needs of other FHLBs during 2005 and 2004, and as a result, the Bank transferred $1.1 billion and $4.3 billion of consolidated obligations, respectively. The Bank anticipates reduced debt transfer activity relative to prior years as the Global Issuances Program has matured, and more FHLBs are participating in issuances reducing the Bank’s need to facilitate larger sized offerings.

Short-Term Borrowings

The following is a summary of short-term borrowings consisting primarily of discount notes:

(Dollars in millions)

	December 31,
	2005	2004
Outstanding at year-end	$16,778	$16,872
Weighted average rate at year-end	4.00%	2.08%
Daily average outstanding for the year	$16,628	$20,550
Weighted average rate for the year	3.25%	1.39%
Highest outstanding at any month-end	$18,086	$23,050

In general, changes in discount notes are consistent with the changes in total Bank assets. The Bank maintains discount notes with a range of maturities from one day to 360 days that permits it to take advantage of interest rates across maturities. Daily average discount note balances have declined since December 31, 2004 because the Bank’s short-term funding needs have declined and short-term interest rates have risen. Funding through discount note and other short term instruments is not expected to increase in the near term as the yield curve has inverted in the short-term making it more expensive for the Bank to issue short-term discount notes relative to longer dated bonds.

Capital Resources

Current Capital Rules

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires the Bank to create a new capital structure. Until such time as the Bank fully implements a new capital plan, the pre-GLB Act capital rules remain in effect. Under the pre-GLB Act rules, members are required to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year-end, or 5% of their outstanding advances from the Bank, with a minimum purchase of $500. Members may hold capital stock in excess of the foregoing statutory requirement (“voluntary capital stock”). However, effective March 15, 2005, the Bank no longer accepts new voluntary stock investments in capital stock, and effective October 18, 2005, the Bank discontinued redemptions of voluntary capital stock for a period of time in order to ensure an adequate capital base for the Bank, and amended its Written Agreement with the Finance Board to, among other things, revise the Bank’s minimum regulatory capital requirements.

Members are permitted to sell capital stock to other members at par value with the Finance Board’s approval. Capital stock outstanding under the pre-GLB Act capital rules is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that the Bank is in compliance with its regulatory capital requirements. For a further discussion of the Bank’s decision to discontinue voluntary capital stock redemptions for a period of time, its regulatory capital requirements and its obligations, see “Item 1—Regulations—Regulatory Agreement and Related Actions.”

GLB Act New Capital Structure

The GLB Act authorizes the Bank to have two classes of capital stock and each class may have sub-classes. Class A capital stock is conditionally redeemable on six months’ written notice from the member and Class B capital stock is conditionally redeemable on five years’ written notice from the member. The GLB Act made membership voluntary for all members. Members that withdraw from membership may not reapply for membership for five years.

The GLB Act and the Finance Board’s final rule implementing the GLB Act define total capital for regulatory capital adequacy purposes as the sum of the Bank’s permanent capital, plus the amounts paid in by its members for Class A capital stock; less any general loss allowance, if consistent with generally accepted accounting principles in the United States of America (“GAAP”) and not established for specific assets; and other amounts from sources determined by the Finance Board as available to absorb losses. The GLB Act defines permanent capital for the Bank as the amount paid-in for Class B capital stock, plus the amount of the Bank’s retained earnings, as determined in accordance with GAAP.

Additionally under the GLB Act and the Finance Board’s final rule implementing the GLB Act, the Bank is subject to risk-based capital rules under its capital plan when it is fully implemented. Only permanent capital, as previously defined, can satisfy the risk-based capital requirement. In addition, the GLB Act specifies a 5% minimum leverage ratio based on total regulatory capital, which includes a 1.5 weighting factor applicable to permanent capital, and a 4% minimum capital ratio that does not include the 1.5 weighting factor applicable to permanent capital. Moreover, a member’s right to redeem capital stock is conditioned on the member maintaining its minimum capital requirement and the Bank maintaining its leverage requirement. The Bank may not redeem or repurchase any of its capital stock without Finance Board approval if the Finance Board or the Bank’s Board of Directors determines that the Bank has incurred or is likely to incur losses that result in or are likely to result in charges against the capital of the Bank, even if the Bank is in compliance with its minimum capital requirements.

The Finance Board originally approved the Bank’s capital plan on June 12, 2002. However, the Bank is re-assessing its capital plan and is likely to submit certain amendments to the capital plan to the Finance Board. Until such time as the Bank fully implements the new capital regulations, the current capital rules remain in effect.

Proposed Finance Board Rule to Change the Capital Structure of the FHLBs

On March 15, 2006, the Finance Board published a proposed rule that would change the capital structure of the FHLBs by requiring a minimum level of retained earnings and restricting the amount of voluntary capital stock that an FHLB can accumulate. The proposed rule is subject to a 120-day comment period, and the final rule, if any, approved by the Finance Board may be different from the proposed rule. Under the proposed rule:

•	Each FHLB would be required to hold retained earnings of at least $50 million plus 1% of non-advance assets.

•	Dividends would be limited to no more than 50% of current net earnings until the FHLB reaches its required level of retained earnings, unless the Finance Board approved a dividend in excess of this limit.

•	Payment of any dividends thereafter would be restricted if the FHLB’s retained earnings drop below its required level.

•	The FHLB’s voluntary capital stock would be limited to no more than 1% of total assets.

•	Members would be prohibited from purchasing capital stock in excess of their minimum capital stock requirements.

•	The FHLBs would be prohibited from paying dividends in the form of capital stock to their members.

Based on management’s preliminary analysis, the Bank has determined that the proposed rule, if approved in its current form, would require the Bank to significantly reduce its voluntary capital stock to meet the 1% of total assets requirement, would significantly reduce the percentage of Bank earnings available for dividends for a number of years, would require the Bank to pay dividends in the form of cash instead of capital stock, could have a negative effect on the Bank’s ability to compete for the business of its members and ability to attract capital from members and potential members, and may have other unanticipated consequences.

Capital Amounts

Total capital which includes retained earnings and OCI decreased $488 million for the year ended December 31, 2005 as compared to December 31, 2004. Capital stock declined $533 million or 12.4% from last year primarily as a result of voluntary capital stock redemptions but also as a result of member merger activity and voluntary membership withdrawals. Capital stock accounted for 90.8% of total capital at December 31, 2005, compared to 92.8% of total capital at December 31, 2004. Retained earnings increased to $525 million, up from $489 million at December 31, 2004. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources—Dividend Policy.” As of December 31, 2005, 5.6% of total capital stock, or $222 million representing capital stock from 12 members, was subject to redemption because of voluntary membership withdrawals and withdrawals due to merger activity.

As of December 31, 2005 and 2004, voluntary capital stock was 52% and 57%, respectively, of the Bank’s regulatory capital. Regulatory capital consists of the Bank’s total capital stock (including the mandatorily redeemable capital stock) plus its retained earnings. At December 31, 2005, members held $2.3 billion of voluntary capital stock in the Bank, which declined $411 million from December 31, 2004 because of voluntary redemptions of capital stock by members and redemptions for member institutions that were acquired by out of district financial institutions. Voluntary capital stock at December 31, 2005 was 23 million shares above membership capital stock requirements.

The Bank’s regulatory capital ratios of 5.3% and 5.6% at December 31, 2005 and 2004, respectively, were greater than the regulatory required level of 4.0%, greater than the current 4.5% capital level required by the Bank’s Written Agreement with the Finance Board, as amended on October 18, 2005, and greater than the 5.1% required under the original Written Agreement at the end of 2004.

The following table summarizes the Bank’s concentration of capital stock outstanding by member:

(Dollars and shares in millions)

	December 31, 2005		December 31, 2004
	Capital Stock	% of Total	Capital Stock	% of Total
LaSalle Bank N.A.	$311	7.8%	$296	6.9%
One Mortgage Partners Corp. [1]	306	7.7%	422	9.8%
Associated Bank, NA	195	4.9%	102	2.4%
State Farm, F.S.B.	171	4.3%	169	3.9%
Mid America Bank, FSB	166	4.2%	279	6.5%
The PrivateBank & Trust Co. [2]	139	3.5%	207	4.8%
M&I Marshall & Iisley Bank	121	3.0%	107	2.5%
Harris National Association	83	2.1%	n/a	n/a
Citizens Equity First Credit Union	71	1.8%	68	1.6%
The Northern Trust Company	65	1.6%	72	1.7%
First Federal Capital [3]	n/a	n/a	63	1.5%
All other members	2,353	59.1%	2,518	58.4%

Total Regulatory Capital Stock	3,981	100.0%	4,303	100.0%

Less mandatorily redeemable capital stock [4]	(222)		(11)

Total Capital Stock	$3,759		$4,292

Total Regulatory Capital Stock	$3,981		$4,303
Plus: Retained Earnings	525		489

Total Regulatory Capital	$4,506		$4,792

Voluntary Capital Stock	$2,331		$2,742

Shares of voluntary capital stock	23		27

Voluntary Capital Stock as a Percent of Total Regulatory Capital	51.7%		57.2%

n/a	= Not applicable as amount does not fall within the 10 largest capital stockholders.

[1]	Bank One, NA was acquired by JPMorgan Chase, an out-of-district financial institution, in 2004. The capital stock of Bank One, NA was transferred to its subsidiary, One Mortgage Partners Corp., which remains an in-district member whose ultimate parent is JP Morgan Chase.

[2]	Subsequent to October 18, 2005, The PrivateBank & Trust Co. submitted a request to redeem all of their capital stock and withdraw from membership in the Bank. Their capital stock amounts have been subsequently reclassified as a liability. The redemption request is subject to the Bank’s ability to meet its regulatory capital requirements at the expiration of the six month withdrawal notice period.

[3]	First Federal Capital Bank was acquired by the Associated Bank of Green Bay in February 2005.

[4]	Mandatorily redeemable capital stock is recorded as a liability in the accompanying statements of financial condition and is included in the calculation of the regulatory capital ratio.

When the new capital plan has been implemented, the Bank will be subject to risk-based capital rules. Only “permanent” capital, defined as retained earnings and Class B stock, satisfies the risk-based capital requirement. In addition, the GLB Act specifies a 5% minimum leverage ratio based on total capital including a 1.5 weighting factor applicable to Class B stock. It also specifies a 4% minimum capital ratio that does not include the 1.5 weighting factor applicable to Class B stock used in determining compliance with the 5% minimum leverage ratio.

The following table summarizes the Bank’s total capital and leverage requirements under both the current regulatory requirements and the proposed regulatory requirements.

(Dollars in millions)

	Regulatory Capital Ratio In Effect (1)	Regulatory Capital Requirement In Effect	Actual		Standard & Proposed Regulatory Capital Requirement (2)
			Amount	Percent
Total Capital (1)
December 31, 2005	4.5%	$3,841	$4,506	5.3%	$3,414
December 31, 2004	5.1%	4,371	4,792	5.6%	3,428
December 31, 2003	4.0%	3,478	4,542	5.2%	3,478
Leverage Capital (3)
December 31, 2005	n/a	n/a	$6,759	n/a	$4,268
December 31, 2004	n/a	n/a	7,188	n/a	4,285
December 31, 2003	n/a	n/a	6,813	n/a	4,348

[1]	The regulatory capital ratio required by Finance Board regulations for all FHLBs is 4.0% for all periods presented. However, effective June 30, 2004, the Bank had been operating under a Written Agreement that required a 5.1% regulatory capital ratio. On October 18, 2005, the Written Agreement was amended to reduce the regulatory capital ratio to 4.5%. In addition, until amended or terminated, the amendment also requires the Bank to maintain another separate measure of minimum total regulatory capital stock of $4.0 billion. The minimum dollar requirement is currently more restrictive than the requirement in the table above and takes precedence until such time as the Bank’s assets increase to a point where the regulatory capital ratio would become more restrictive.

[2]	The standard and proposed regulatory capital requirement was calculated assuming the regulatory capital ratio was 4.0%.

[3]	Actual leverage capital was calculated assuming all current capital stock will be converted into Class B capital stock.

n/a = not applicable

In accordance with SFAS 150, the Bank reclassifies capital stock subject to redemption from equity to a liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. In each case such shares of capital stock meet the definition of a mandatorily redeemable financial instrument. Provisions that may delay or accelerate the timing of a mandatory redemption related to a withdrawal of membership do not affect the classification of mandatorily redeemable capital stock as a liability. Capital stock is reclassified to a liability (mandatorily redeemable capital stock) at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statements of income.

The following table is a summary of mandatorily redeemable capital stock activity for members withdrawing from membership:

(Dollars in millions)

	For the Years Ended December 31, 2005		For the Years Ended December 31, 2004
	Number of Members	Amount	Number of Members	Amount
Mandatorily redeemable capital stock - beginning balance	5	$11	6	$34
Membership redemption requests:
Acquired by out-of district or non-members	9		—
Withdrawal of membership	5		2

Total membership redemption requests	14	369	2	5

Voluntary portion capital stock redemption requests		1,313		1,176
Membership redemption distributions:
Acquired by out-of district or non-members	(3)		(3)
Withdrawal of membership	(4)		—

Total membership redemption distributions	(7)	(158)	(3)	(28)

Voluntary portion capital stock distributions		(1,313)		(1,176)

Mandatorily redeemable capital stock-ending balance [1]	12	$222	5	$11

Earnings impact from reclassification of dividends to interest expense		$2		$2

[1]	Table includes partial paydowns and redemption requests.

Subsequent to the Bank announcing its discontinuation of redeeming voluntary capital stock on October 18, 2005 and through December 31, 2005, four members had notified the Bank to withdraw from membership and redeem all of their capital stock. These four withdrawing members hold $204 million, or approximately 5% of the Bank’s total capital stock. Due to the discontinuation of voluntary capital stock redemptions on October 18, 2005, no subsequent payments were made to redemption requests previously classified in mandatory redeemable capital stock (through February 28, 2006). Redemption requests are honored subject to a six month waiting period, approval from the Finance Board and the Bank maintaining its minimum regulatory capital and liquidity requirements.

During the period from January 1, 2006 to February 28, 2006 the Bank received withdrawal notices and related redemption requests from an additional three members totaling $38 million which have also been reclassified from equity to a liability.

Subsequent to October 18, 2005, the Bank received requests from several members for redemptions of voluntary capital stock. These requests were denied. In the period of October 18, 2005 through December 31, 2005, the Bank received redemption requests totaling $227 million of voluntary capital stock. In the period of January 1, 2006 through February 28, 2006, the Bank received requests for an additional $11 million of voluntary capital stock, which were also denied. The amounts above may not be indicative of future redemption requests and also may not be indicative of the potential impact on the Bank’s future capital position once the restriction on voluntary stock redemptions is lifted. Once a redemption request for voluntary capital stock is denied, the redemption request does not remain outstanding. Instead, the member would need to submit a new redemption request after the restriction on voluntary stock redemptions is lifted. The Bank’s accounting policy is to not reclassify voluntary capital stock redemption requests from capital stock to a liability unless the Bank, at its discretion, determines that it will honor such requests. As long as the Bank denies such redemption requests, no reclassification from equity to liability is recorded, because members do not have the ability to redeem their voluntary capital stock.

The following events involving members holding substantial amounts of the Bank’s capital stock would reduce the Bank’s capital-to-assets ratio provided the Bank would remain in compliance with its regulatory capital requirements.

•	A mandatory redemption of capital stock in connection with a consolidation by a member with a financial institution outside of the Bank’s geographic district; or

•	A mandatory redemption of capital stock in connection with a voluntary withdrawal from membership.

The Bank does not currently have a risk-based capital requirement. However, the Bank uses the Office of Thrift Supervision’s defined regulatory requirement based on Title 12 Part 567 of the Code of Federal Regulations in order to compare to industry standards. Using this requirement, the December 31, 2005 total risk-based capital was 20.6% of risk weighted assets compared to 22.8% at December 31, 2004. The Bank’s debt-to-capital ratio was 18 times at December 31, 2005 and 17 times at December 31, 2004.

Dividend Policy

Under Finance Board regulations, the Bank may pay dividends from current income or retained earnings. The Bank’s Board of Directors may declare and pay dividends in either cash or capital stock. The Bank may not pay dividends if it fails to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulations require that the Bank maintain eligible high quality assets in an amount equal to or greater than the deposits received from members. See “Item 1—Business—Business Segments—Deposits” for a description of these assets.

On February 10, 2005 the Finance Board accepted the Bank’s Business and Capital Management Plan for 2005-2007 as required under the terms of the Bank’s Written Agreement. In accordance with the plan, on March 15, 2005, the Bank’s Board of Directors adopted a new dividend policy requiring the dividend payout ratio in a given quarter to not exceed 90% of adjusted core net income for that quarter. For these purposes, adjusted core net income is defined as the Bank’s GAAP net income, less

(i)	fees for prepayment of advances and gains or losses on termination of associated derivative contracts and other hedge instruments; and

(ii)	gains or losses on debt transfer transactions, including gains or losses on termination of associated derivative contracts and other hedge instruments; and

(iii)	significant non-recurring gains or losses related to restructuring of the Bank’s business plus an amount equal to the sum of

(i)	for each prepayment of advances after October 1, 2004, the net amount of prepayment fees and gain or loss on termination of associated derivative contracts and other hedge instruments divided by the number of quarters of remaining maturity of the prepaid advance if it had not been prepaid; and

(ii)	for each debt transfer transaction after October 1, 2004, the net gain or loss on the transfer transaction including termination of associated derivative contracts and other hedge instruments divided by the number of quarters of remaining maturity of the transferred debt instrument if it had not been transferred.

Until such time that the Bank’s revised retained earnings and dividend policy and updated business plan strategies have been approved by the Finance Board, the Bank’s Board of Directors may declare a dividend only following consultation with, and approval by, the Finance Board. On December 14, 2005, the Bank submitted a revised retained earnings and dividend policy and updated business plan strategies to the Finance Board for approval, and the Finance Board is reviewing the Bank’s submission. See “Item 1—Regulations—Regulatory Agreement and Related Actions.”

The Bank historically paid dividends in the form of additional shares of capital stock since 2000 (except for fractional amounts of less than one share, which were paid in cash until the fourth quarter of 2005 when fractional shares were paid in fractional shares of capital stock). While payment of a capital stock dividend did not affect total capital, it did affect the composition of capital because the stock dividend reduced retained earnings and increased capital stock. Redemption requests associated with capital stock dividend payments were considered to be voluntary capital stock redemptions. In connection with the regularly recurring redemption requests after capital stock dividends, the Bank was subject to regulatory liquidity requirements.

However, beginning October 18, 2005, the Bank discontinued redemptions of voluntary capital stock, including redemptions of stock dividends. As a result, the Board of Directors declared on January 18, 2006, a 3% dividend based on fourth quarter 2005 results which was paid all in cash rather than stock on February 15, 2006. The Bank expects dividends to continue to be paid in cash in the near future.

For 2005 and 2004, the Bank’s dividend objective was 100 basis points above the quarterly 52 week average of the one-year LIBOR rate as its minimum dividend rate goal. With regard to dividends, in 2003, the Bank used a one-year LIBOR plus 75 basis points as its minimum dividend rate goal.

LIBOR represents the rate at which banks can borrow and lend U.S. dollars globally; it is widely used as a borrowing index on U.S. commercial and corporate loans. The dividend rate is dependent on the Bank’s return on equity, which is dependent on the interest margin between yields on interest-earning assets and interest-bearing liabilities. As the Bank’s asset mix has shifted away from MPF Loans in 2005, the Bank’s net interest income and return on equity have been lower. Dividends are also currently being restrained by the Bank’s Written Agreement, Finance Board approval of the Bank’s dividends and the requirement by the Finance Board to increase retained earnings.

The Bank paid quarterly dividends as outlined in the table below:

(Dollars in millions)

	For the Years Ended December 31,
	2005			2004			2003
Quarter in which Declared [1,2]	Amount		Annualized Percent	Amount		Annualized Percent	Amount	Annualized Percent
First	$60		5.50%	$67		6.50%	$39	5.00%
Second	58		5.50%	64		6.00%	53	6.50%
Third	52		5.00%	66		6.00%	59	6.50%
Fourth	38		3.75%	65		6.00%	69	7.00%

Total	$208	[3]	4.94%	$262	[3]	6.13%	$220	6.25%

[1]	Dividends are declared and paid in the subsequent quarter. A special dividend was declared in the first quarter of 2003.

[2]	Prior to the fourth quarter 2005, fractional dividends were paid in cash, effective with the fourth quarter 2005, fractional dividends are paid in capital stock.

[3]	2005 and 2004 amounts exclude $2 million of dividends in each year reclassified as interest expense per SFAS 150.

Results of Operations

(Dollars in millions)

	For the Years Ended December 31,				For the Years Ended December 31,
	2005	2004	Increase/ (Decrease)%		2004	2003	Increase/ (Decrease)%
Net interest income after provision (release of allowance) for credit losses on mortgage loans	$503	$704	$(201)	-29%	$704	$794	$(90)	11%
Non-interest income (loss)	(38)	(127)	89	70%	(127)	(113)	(14)	12%
Non-interest expense	132	121	11	9%	121	86	35	41%

Income before assessments	333	456	(123)	-27%	456	595	(139)	23%
Assessments	89	132	(43)	-33%	132	158	(26)	16%
Cumulative effect of change in accounting principle	—	41	(41)	100%	41	—	41	0%

Net income	$244	$365	$(121)	-33%	$365	$437	$(72)	16%

Non-interest expense to average assets[1]	0.16%	0.12%	0.04%		0.12%	0.10%	0.02%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.41%	0.65%	-0.24%		0.65%	0.96%	-0.31%
Yield on average interest-earning assets	4.23%	3.61%	0.62%		3.61%	3.64%	-0.03%
Return on average equity	5.54%	7.70%	-2.16%		7.70%	10.65%	-2.95%

[1]	Non-interest expense includes compensation, professional service fees, amortization and depreciation of software and equipment, and other operating expenses.

Year ended December 31, 2005 compared to year ended December 31, 2004

Net income for the year ended December 31, 2005 decreased $121 million, or 33%, to $244 million from $365 million for the same period ended December 31, 2004. The Bank’s return on average equity was 5.54% for the year ended December 31, 2005, compared to 7.70% for the same period in 2004.

The Bank’s decline in net income was primarily due to a decrease in net interest income, after the release of allowances for credit losses. Net interest income declined by $201 million, or 29% for the year ended December 31, 2005 compared to the prior year. Regulatory capital constraints limited the Bank’s ability to grow its MPF Loan portfolio. In addition, the Bank was required to reduce its voluntary capital stock ratio from 57% to 53%. This required the Bank to change its asset mix from higher yielding longer-term investments and MPF Loans to more liquid assets, such as Federal funds sold, which earned lower yields.

Prepayment speeds on MPF Loans declined as a result of rising short-term interest rates and the flattening of the yield curve. As a result, the Bank’s MPF Loan portfolio consisted of lower yielding mortgage loans compared to newly issued fixed-rate mortgages. Average MPF Loans outstanding decreased 7% or $3.3 billion to $44.2 billion compared to the prior year. Interest income on MPF Loans decreased $110 million or 5% compared to the prior year primarily as a result of decreased purchased or funded MPF Loan volumes.

Average advances outstanding decreased 7% or $1.9 billion to $24.4 billion compared to the prior year. Average advances decreased from the prior year principally due to one member prepaying $1.6 billion in advances during the third and fourth quarter of 2004. The Bank changed its pricing methodology for advances in the fourth quarter of 2005, in effect reducing the yields it earns on new advances issued. While this has increased the demand for new advances, members have been reluctant to enter into new advances that would require them to purchase additional capital stock given that the Bank has discontinued voluntary stock redemptions for a period of time. There is no assurance that an increase in advance volume would be sufficient to offset the effect of reduced yields on the Bank’s net interest income.

Average Balances/Net Interest Margin/Rates

(Dollars in millions)

	For the Years Ended December 31,
	2005			2004			Change in interest income/ expense
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Increase/ (Decrease)
Assets
Federal funds sold and securities purchased under agreements to resell	$6,988	$228	3.27%	$6,708	$91	1.36%	$4	$133	$137
Other short-term investments	1,040	37	3.58%	1,158	18	1.55%	(2)	21	19
Long-term investments [1]	7,167	313	4.36%	7,276	277	3.81%	2	34	36
Advances [1]	24,352	805	3.31%	26,229	554	2.11%	(47)	298	251
MPF Loans held in portfolio 1 2 3	44,167	2,160	4.89%	47,505	2,270	4.78%	(125)	15	(110)

Total interest-earning assets	83,714	3,543	4.23%	88,876	3,210	3.61%	$(168)	$501	$333

Allowance for loan losses	(4)			(5)
Other assets	810			1,293

Total assets	$84,520			$90,164

Liabilities and Capital
Time Deposits	$96	3	2.93%	$267	3	1.28%	$(2)	$2	$—
Other interest-bearing deposits	1,063	33	3.11%	1,585	19	1.20%	(6)	20	14
Discount notes	16,628	540	3.25%	20,550	286	1.39%	(54)	308	254
Long-term debt [1]	60,697	2,408	3.97%	61,115	2,165	3.54%	(11)	254	243
Other borrowings	1,256	59	4.69%	1,231	33	2.66%	1	25	26

Total interest-bearing liabilities	79,740	3,043	3.82%	84,748	2,506	2.96%	$(72)	$609	$537

Non-interest-bearing deposits	74			61
Other liabilities	305			608
Total Capital	4,401			4,747

Total Liabilities and Capital	$84,520			$90,164

Net interest income and net yield on interest-earning assets		$500	0.60%		$704	0.79%	$(96)	$(108)	$(204)

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.41%			0.65%

Average interest-earning assets to interest-bearing liabilities			104.98%			104.87%

Notes:

[1]	Yields/Rates are based on average amortized cost balances.

[2]	Nonperforming loans, which include non-accrual and renegotiated loans, are included in average balances used to determine the yield.

[3]	Interest income includes amortization of net premiums of approximately $96.6 million and $132.8 million during the twelve months ended December 31, 2005 and 2004, respectively.

The table below shows the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) in 2005 and 2004.

Sources of Gains / (Losses) on Derivatives and Hedging Activities Recorded in Non-Interest Income (Loss) in 2005 and 2004

(Dollars in millions)

	For the Years Ended December 31,
	2005				2004
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Advances	$1	$(3)	$—	$(2)	$(1)	$45	$—	$44
Consolidated Obligations	—	4	17	21	3	(2)	—	1
Investments	—	—	19	19	—	—	(2)	(2)
MPF Loans	(28)	—	(14)	(42)	(88)	—	(88)	(176)
Stand-alone derivatives	—	—	(12)	(12)	—	—	6	6

Total	$(27)	$1	$10	$(16)	$(86)	$43	$(84)	$(127)

Non-interest income (loss) was a net loss of $38 million in 2005, a decrease of $89 million compared to a net loss of $127 million in 2004. The change in non-interest income was primarily a result of a $111 million reduction of the loss related to derivatives and hedging activities during the year ended December 31, 2005 compared to the prior year. Derivatives and hedging activities included a write-off of $12 million related to the discontinuance of hedge accounting under DIG Issue G2 for the Bank’s delivery commitments to conform with SFAS 133. The Bank economically hedges a portion of the MPF Loan portfolio and trading securities portfolio through the use of derivatives and callable debt. As MPF Loan volumes declined and as the yield curve flattened, causing prepayment speeds to slow, the Bank used fewer derivatives to hedge these portfolios and incurred lower losses. The Bank also recorded a gain of $17 million from the discontinuance of hedge accounting on two consolidated obligation bonds that did not meet the requirements for hedge accounting under SFAS 133.

The net loss in 2005 and 2004 was due principally to the Bank using stand-alone derivatives (i.e. interest rate swaps, swaptions, caps, floors and futures contracts) to manage its interest rate and prepayment risks associated with MPF Loans and duration of equity limits established by the Finance Board. Ineffectiveness directly related to a specified portfolio of MPF Loans designated as fair value hedges under SFAS 133 was ($28) million and ($88) million for the years ended December 31, 2005 and 2004, respectively. The Bank hedged its MPF Loan portfolio to be neutral to changes in interest rate duration and volatility, and attempted to minimize the impact that significant interest rate movements had on the portfolio.

The Bank recognized ($3) million and $45 million in earnings from cash flow hedges of floating rate advances for the years ended December 31, 2005 and 2004, respectively. The gain for the year ended December 31, 2004 was a result of floating rate advances being prepaid by a large member. As a result, gains previously deferred in OCI were recognized in earnings. The Bank recognized $4 million in net gains from cash flow hedges of consolidated obligations in 2005. The Bank recognized $3 million in gains on fair value hedges and ($2) million in losses from cash flow hedges of consolidated obligations in 2004.

The change in non-interest income (loss) was also a result of a $19 million reduction in losses related to sales of available-for-sale securities during the year-ended December 31, 2005 compared to the prior year. This reduction is principally the result of a decline in debt transfer activities during 2005 compared to the prior year. Available-for-sale securities are used to economically hedge changes in market risk related to consolidated obligations. Gains recognized on early extinguishment of debt related to debt transfer activities declined by $38 million during 2005 compared to the prior year.

Non-interest expense increased $11 million or 9% to $132 million for the year ended December 31, 2005. In the fourth quarter of 2005, the Bank recorded a $10 million software impairment after it amended its Written Agreement with the Finance Board and abandoned software being developed to support a new line of business related to MPF Loan servicing. Compensation costs increased $11 million or 24% for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to an increase in the number of employees to support increased regulatory requirements for risk management, compliance with the Sarbanes-Oxley Act of 2002, financial reporting and internal audit. Professional service fees decreased by $7 million as the Bank replaced consultants with new full-time employees. The percentage of operating expenses

(compensation, professional service fees, amortization and depreciation of software and equipment, and other operating expenses) to average assets for the year ended December 31, 2005 was 0.16%, compared with 0.13% for the year ended December 31, 2004.

Total average interest-earning assets were $83.7 billion for the year ended December 31, 2005, a decrease of $5.2 billion or 5.8%, from $88.9 billion for the year ended December 31, 2004. The decrease was primarily due to the Bank changing its asset mix from higher yielding MPF Loans to lower yielding Federal funds sold and securities purchased under agreements to resell in order to provide liquidity to redeem members’ voluntary capital stock. Based upon the Bank’s regulatory capital constraints, its commitment to reduce its voluntary capital stock ratio under its Business and Capital Management Plan for 2005-2007, current market conditions and customer demand, the Bank expects total assets to remain flat or slightly decrease in 2006.

Average advances to members decreased by $1.9 billion or 7% to $24.4 billion for the year ended December 31, 2005 from $26.2 billion for the year ended December 31, 2004. A majority of the decline resulted from $1.6 billion in advance paydowns by a member of the Bank in the third and fourth quarter of 2004. The Bank expects advances to increase slightly over the next year in response to the pricing changes it has made. However, the discontinuance of voluntary capital stock redemptions has had a negative impact on members taking out new advances in cases where they would be required to purchase additional capital stock. Average MPF Loans held in portfolio, net of allowance for loan losses, decreased $3.3 billion or 7% to $44.2 billion for the year ended December 31, 2005 from $47.5 billion for the year ended December 31, 2004. Effective March 1, 2006, the Bank is no longer entering into new Master Commitments to purchase participation interests unless it has a pre-existing contractual obligation with an MPF Bank. The Bank expects that MPF Loan balances will remain flat or decrease slightly in 2006 as a result of regulatory capital constraints.

Average interest bearing liabilities totaled $79.7 billion for the year ended December 31, 2005; a decrease of $5.0 billion compared to $84.7 billion for the year ended December 31, 2004. The decrease was primarily a result of reduced funding requirements as MPF Loan purchase and funding volumes declined.

On July 1, 2004, S&P lowered its long-term counterparty credit rating on the Bank to AA+ from AAA and kept its outlook at negative in response to the announced Written Agreement with the Finance Board. At the same time, S&P affirmed the Bank’s A-1+ short-term counterparty credit rating. For most of the Bank’s derivatives counterparties, the collateralization threshold of the Bank changed to $5 million. As a result, the Bank was required to deliver $16 million and $25 million in additional collateral as of December 31, 2005 and 2004, respectively. This did not have any impact on earnings. The S&P rating for the consolidated obligations of the FHLBs is not affected by ratings actions pertaining to individual FHLBs and remains at AAA/A-1+ as of February 28, 2006.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net income for the year ended December 31, 2004 decreased $72 million, or 16%, to $365 million from $437 million for the year ended December 31, 2003. The Bank’s return on equity (“ROE”) was 7.70% for the year ended December 31, 2004, compared to 10.65% in 2003.

The Bank’s decline in net income was primarily due to the higher interest expense on consolidated obligations. For the year ended December 31, 2004, interest expense on consolidated obligations increased $577 million or 31% compared to 2003. The higher interest expense reflects the growth in the Bank’s assets and an increase in weighted average interest rates on long-term consolidated obligation bonds from 3.59% to 3.68% and on short-term consolidated discount notes from 1.05% to 2.08%.

Net interest income after provision for credit losses on MPF Loans decreased $90 million or 11% for the year ended December 31, 2004 compared to the year ended December 31, 2003. The interest spread between interest yields on interest- earning assets and interest-bearing liabilities for the year ended December 31, 2004 was 65 basis points compared to 96 basis points during the same period in 2003. The yield on average interest-earning assets was 3.61% for the year ended December 31, 2004, three basis points lower than the same period in 2003. The yield on average interest bearing liabilities was 2.96% for the year ended December 31, 2004, 28 basis points higher than the same period in 2003. This compression in interest spread between interest-earning assets and interest-bearing liabilities and higher cost of funding is attributable to the flattening of the yield curve related to the Federal Reserve Bank’s short term rate increases throughout the second half of 2004.

Although the Bank’s interest spread between interest-earning assets and interest bearing liabilities declined for the year ended December 31, 2004, average balances in both MPF Loans and advances increased from 2003 to partially offset the decline in net interest rates. For the year ended December 31, 2004 average advances outstanding increased 6% to $26.2 billion, while average MPF Loans outstanding increased 25% to $47.5 billion. Interest income on MPF Loans was $420 million or 23% higher than the year ended December 31, 2003 as a result of the Bank’s increased average MPF Loans outstanding.

Average Balances/Net Interest Margin/Rates

(Dollars in millions)

	For the Years Ended December 31,
	2004			2003			Change in interest income/ expense
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Rate	Increase/ (Decrease)
Assets / Interest Income
Federal funds sold and securities purchased under agreements to resell	$6,708	$91	1.36%	$4,245	$48	1.14%	$28	$15	$43
Other short-term investments	1,158	18	1.55%	365	6	1.63%	13	(1)	12
Long-term investments [1]	7,276	277	3.81%	7,678	274	3.57%	(14)	17	3
Advances [1]	26,229	554	2.11%	24,838	555	2.24%	33	(34)	(1)
MPF Loans held in portfolio 1 2 3	47,505	2,270	4.78%	37,952	1,850	4.87%	463	(43)	420

Total interest-earning assets	88,876	3,210	3.61%	75,078	2,733	3.64%	$523	$(46)	$477

Allowance for loan losses	(5)			(6)
Other assets	1,293			1,810

Total assets	$90,164			$76,882

Liabilities and Capital / Interest Expense
Time Deposits	$267	3	1.28%	$406	5	1.30%	$(2)	$—	$(2)
Other interest-bearing deposits	1,585	19	1.20%	3,012	31	1.02%	(15)	3	(12)
Discount notes	20,550	286	1.39%	17,424	205	1.18%	38	43	81
Long-term debt [1]	61,115	2,165	3.54%	50,189	1,670	3.33%	367	128	495
Other borrowings	1,231	33	2.66%	1,242	28	2.30%	—	5	5

Total interest-bearing liabilities	84,748	2,506	2.96%	72,273	1,939	2.68%	$388	$179	$567

Non-interest-bearing deposits	61			53
Other liabilities	608			456
Total Capital	4,747			4,100

Total Liabilities and Capital	$90,164			$76,882

Net interest income and net yield on interest-earning assets		$704	0.79%		$794	1.06%	$135	$(225)	$(90)

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.65%			0.96%

Average interest-earning assets to interest bearing liabilities			104.87%			103.88%

Notes:

[1]	Yields/Rates are based on average amortized cost balances.

[2]	Nonperforming loans, which include non-accrual and renegotiated loans, are included in average balances used to determine the yield.

[3]	Interest income includes amortization of net premiums of approximately $132.8 million and $193.7 million during the twelve months ended December 31, 2004 and 2003, respectively.

Other expenses increased $35 million or 40% to $121 million for the year ended December 31, 2004. Compensation increased $10 million or 28% for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to an increase in the number of employees to support increased regulatory requirements for risk management, compliance with the Sarbanes-Oxley Act of 2002, and preparation for SEC registration. Other operating expenses increased $9 million or 51% and were related to the MPF Program, due to the continued national development of the program. The percentage of operating expenses (compensation, professional service fees, amortization and depreciation of software and equipment, and other operating expenses) to average assets for the year ended December 31, 2004 was 0.12%, compared with 0.10% for the year ended December 31, 2003.

The table below shows the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) in 2004 and 2003.

Sources of Gains / (Losses) on Derivatives and Hedging Activities Recorded in Non-Interest Income (Loss) in 2004 and 2003

(Dollars in millions)

	For the Years Ended December 31,
	2004				2003
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Advances	$(1)	$45	$—	$44	$—	$38	$—	$38
Consolidated Obligations	3	(2)	—	1	(16)	(4)	—	(20)
Investments	—	—	(2)	(2)	—	1	2	3
MPF Loans	(88)	—	(88)	(176)	(111)	—	—	(111)
Stand-alone derivatives	—	—	6	6	—	—	(49)	(49)

Total	$(86)	$43	$(84)	$(127)	$(127)	$35	$(47)	$(139)

For the year ended December 31, 2004, the net loss on derivatives and hedging activities recorded in earnings was $127 million, a decrease of $12 million compared to a net loss of $139 million during 2003. The net loss in 2004 and 2003 was due principally to the Bank using stand-alone derivatives (i.e. interest rate swaps, swaptions, caps, floors and futures contracts) to manage its interest rate and prepayment risks associated with MPF Loans and duration of equity limits established by the Finance Board. For the years ended December 31, 2004 and 2003, the net gain (loss) associated with stand-alone derivatives was $6 million and ($49) million, respectively. Ineffectiveness directly related to a specified portfolio of MPF Loans designated as fair value hedges under SFAS 133 was ($88) million and ($111) million for the years ended December 31, 2004 and 2003, respectively. In 2004, the MPF Loan portfolio being hedged decreased by $2.0 billion, as existing loans paid down. Further, the Bank hedged this portfolio to be neutral to changes in interest rate duration and volatility, and attempted to minimize the impact that significant interest rate movements had on the this portfolio. As interest rates increased during the year, the Bank incurred $176 million in losses due to derivatives and hedging activities related to this strategy.

The Bank hedged a specified portfolio of MPF Loans in 2003 to be neutral to both interest rate duration and interest rate volatility. As market rates decreased in 2003, the Bank recognized $111 million in losses due to derivatives and hedging activities associated with this strategy.

The Bank recognized $45 million and $38 million in earnings from cash flow hedges of floating rate advances for the years ended December 31, 2004 and 2003, respectively. The gains were a result of floating rate advances being prepaid in both years by a member. As a result, gains previously deferred in OCI were recognized in earnings.

The Bank recognized $3 million and ($2) million in net gains (losses) from fair value and cash flow hedges of consolidated obligations, respectively, in 2004. The Bank recognized ($16) million in losses on fair value hedges and ($4) million in losses from cash flow hedges of consolidated obligations in 2003.

On November 18, 2004, Moody’s Investor Service affirmed its “Aaa” long-term deposit rating and “Prime-1” short-term deposit rating on the Bank and has maintained these ratings and a stable outlook to date. The consolidated obligations credit ratings were unaffected by this action, and remain at “Aaa/Prime-1.”

In 2004, the Bank recorded a $41 million cumulative effect adjustment (pre-assessment) as a result of a change in accounting principle for the amortization of MPF Loan premiums and discounts. The Bank changed its method of accounting for deferred agent fees and premiums and discounts on MPF Loans to amortize such amounts on a constant effective yield over their contractual life. For further details on this change in accounting principle, see “Note 8—MPF Loans Held in Portfolio.”

Expenses

Finance Board Expenses

The FHLBs are charged the costs of operating the Finance Board and have no control over these costs. For the years ended December 31, 2005, 2004, and 2003 the Bank was charged $3 million, $3 million and $2 million, respectively. The Finance Board regulates the FHLBs, which are required to fund the cost of the regulation. These expenses have increased due to Finance Board concerns related to interest rate risk management within the FHLBs and congressional concerns over accounting irregularities at Freddie Mac and Fannie Mae. As a result, the Finance Board increased its regulatory scrutiny over the FHLBs during this three year period.

Office of Finance Expenses

The FHLBs fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing the consolidated obligations of the FHLBs, preparation of the FHLBs combined quarterly and annual financial reports, and certain other functions. The Bank’s share of the Office of Finance expenses was $2 million for each of the three years ended December 31, 2005, 2004 and 2003.

Assessments

Affordable Housing Program (“AHP”)

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an AHP by each FHLB. Each FHLB provides subsidies in the form of direct grants for members which use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on its income and recognizes a liability of the Bank. As subsidies are provided, the AHP liability is relieved.

If the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBs, the Finance Board will allocate the shortfall among the FHLBs based on the ratio of each FHLB’s regulatory income to the sum of the regulatory income of the twelve FHLBs. There was no shortfall in 2005, 2004 or 2003. If the Bank has a loss, a credit is recorded. This credit can be used to apply for a refund for previous amounts paid, reimbursed from other FHLBs that had income, or carried forward against future income. For the years ended December 31, 2005, 2004 and 2003, the Bank has not issued any AHP advances, with all AHP subsidies having been provided in the form of direct grants.

REFCORP Payment

Although the Bank is exempt from ordinary federal, state and local taxation except for local real estate tax, it is required to make payments to REFCORP. Each FHLB is required to pay 20% of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLB provides its net income before AHP and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end.

The FHLBs will continue to expense these amounts until the aggregate amounts actually paid by all FHLBs are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied. The Finance Board in consultation with the Secretary of the Treasury will select the appropriate discounting factors to be used in this annuity calculation. The FHLBs use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by the FHLBs is not determinable at this time due to the interrelationships of all future FHLBs’ earnings and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to REFCORP for the year.

The Finance Board is required to extend the term of the Bank’s obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment is below $75 million. As a result of the REFCORP payments of $550 million made by the FHLBs in 2005, the overall period during which the FHLBs must continue to make quarterly payments was shortened to October 15, 2017.

Combined assessments for REFCORP and AHP are the equivalent of approximately a 26.5% effective rate on Income before Assessments for the years ended December 31, 2005, 2004 and 2003. The combined REFCORP and AHP assessments were $89 million, $132 million, and $158 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The table below summarizes the changes in the AHP and REFCORP assessments payable:

(Dollars in millions)

	For the Years Ended December 31,
	2005	2004	2003
AHP
Balance, January 1	$82	$72	$45
AHP assessments	28	41	49
AHP assessments paid	(32)	(31)	(22)

Balance, December 31	$78	$82	$72

REFCORP:
Balance, January 1	$43	$33	$12
REFCORP assessments	61	91	109
REFCORP assessments paid	(92)	(81)	(88)

Balance, December 31	$12	$43	$33

Off-Balance Sheet Arrangements

The Bank meets the scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in the MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as held-to-maturity and are not publicly traded or guaranteed by any of the FHLBs. The Bank does not have any other involvement in special purpose entities or off balance sheet conduits.

Standby letters of credit are executed with members for a fee. If the Bank is required to make a payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Notional amounts of outstanding standby letters of credit were $437 million, and $346 million at December 31, 2005 and 2004, respectively.

The Bank has entered into standby bond-purchase agreements with state-housing authorities, whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bonds. The bond purchase commitments entered into by the Bank expire after ten years, no later than 2014, though some are renewable at the option of the Bank. Total commitments for bond purchases were $271 million and $280 million at December 31, 2005 and December 31, 2004, respectively. The Bank was not required to purchase any bonds under these agreements through December 31, 2005.

The Bank only records a liability for consolidated obligations on its statements of condition for the proceeds it receives from the issuance of those consolidated obligations. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee is not reflected on the Bank’s statements of condition. The par value of outstanding consolidated obligations for the FHLBs was $937.5 billion at December 31, 2005 and $869.2 billion at December 31, 2004. Accordingly, should one or more of the FHLBs be unable to repay their participation in the consolidated obligations, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. For additional information regarding the consolidated obligations, see “Note 13—Consolidated Obligations.”

The Bank is required to pay 20% of its net earnings (after reduction of its AHP obligation) to REFCORP to support payment of part of the interest on bonds issued by REFCORP. The Bank must make these payments to REFCORP until the total amount of payments made by all FHLBs is equivalent to a $300 million annual annuity whose final maturity date is October 15, 2017. Additionally, the FHLBs must set aside annually for AHP the greater of $100 million or 10% of the current year’s pre-assessment net earnings. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses.”

Contractual Obligations and Commitments

The tables below present the Bank’s contractual obligations:

(Dollars in millions)

	December 31, 2005
	Contractual Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Consolidated obligation bonds, net (at par)	$11,697	$19,731	$12,777	$18,801	$63,006
Mandatorily redeemable capital stock [1]	206	7	6	3	222
Securities purchased under agreements to resell	—	—	—	1,200	1,200
Mortgage loan purchase commitments:
MPF 100	15	—	—	—	15
Other MPF	52	—	—	—	52
Letters of credit	296	100	34	7	437
Operating leases	4	9	10	4	27
Software license renewal obligations	2	2	1	2	7

Total Contractual Cash Obligations	$12,272	$19,849	$12,828	$20,017	$64,966

[1]	Assumes the Bank is allowed to redeem capital stock.

The Bank does not expect to make any material changes in its leasing of office space or equipment that would materially impact future operating lease commitments.

Operating Segment Results

The Bank manages its operations by grouping its products and services within two operating segments. The measure of profit or loss and total assets for each segment is contained in “Note 19—Segment Information.” These operating segments are:

•	The MPF Program; and

•	Traditional Member Finance: This segment includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments and deposit products.

The internal organization that is used by management for making operating decisions and assessing performance is the source of the Bank’s reportable segments.

The table below summarizes operating segment results:

	For the Years Ended December 31,
	MPF Program			Traditional Member Finance			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net interest income	$391	$575	$642	$112	$129	$152	$503	$704	$794
Non-interest income (loss)	(37)	(138)	(120)	(1)	11	7	(38)	(127)	(113)
Non-interest expenses	83	73	51	49	48	35	132	121	86
Assessments	72	108	125	17	24	33	89	132	158

Income before cumulative effect of change in accounting principle	199	256	346	45	68	91	244	324	437
Cumulative effect of change in accounting principle	—	41	—	—	—	—	—	41	—

Net income	$199	$297	$346	$45	$68	$91	$244	$365	$437

Total assets	$42,926	$48,047	$49,392	$42,420	$37,662	$37,550	$85,346	$85,709	$86,942

MPF Program Results of Operations

The table below compares the results for the MPF Program by period:

(Dollars in millions)

	For the Years Ended December 31,				For the Years Ended December 31,
	2005	2004	Change	Percentage Change	2004	2003	Change	Percentage Change
Condensed income statement:
Net interest income	$391	$575	$(184)	-32%	$575	$642	$(67)	-10%
Non-interest income (loss)	(37)	(138)	101	73%	(138)	(120)	(18)	-15%
Non-interest expenses	83	73	10	14%	73	51	22	43%
Assessments	72	108	(36)	-33%	108	125	(17)	-14%

Income before cumulative effect of change in accounting principle	199	256	(57)	-22%	256	346	(90)	-26%
Cumulative effect of change in accounting principle	—	41	(41)	-100%	41	—	41	0%

Net Income	$199	$297	$(98)	-33%	$297	$346	$(49)	-14%

Total Assets	$42,926	$48,047	$(5,121)	-11%	$48,047	$49,392	$(1,345)	-3%

Year ended December 31, 2005 compared to year ended December 31, 2004.

For the year ended December 31, 2005, the MPF Program’s net income decreased $98 million or 33% to $199 million compared to the prior year. The decrease in net income was primarily due to a decrease in net interest income of $184 million to $391 million for the year ended December 31, 2005. The decrease in net interest income was due to the following factors:

•	Interest income from MPF Loans held in portfolio decreased $110 million compared to the prior year. Average MPF Loans held in portfolio decreased $3.3 billion or 7% from the prior year, resulting in a reduction of MPF Loan interest income of $125 million. An increase in interest rates in 2005 offset this reduction by $15 million.

•	Prepayment speeds on MPF Loans declined as a result of rising short-term interest rates. Slower prepayment speeds resulted in less MPF Loan volume.

•	Interest expense on consolidated obligations increased more significantly than interest income from MPF Loans. This resulted in a decrease in the interest spread between yields on interest earning MPF Loans and interest bearing liabilities of approximately $74 million of net interest income.

Non-interest income (loss) changed by $101 million for the year ended December 31, 2005 compared to the prior year primarily due to a reduction in losses from derivatives and hedging activities. Losses from derivatives and hedging activities related principally to hedges on MPF Loans and other economic hedges decreased $99 million to a loss of $47 million for the year ended December 31, 2005. In addition, this included a write off of $12 million related to the discontinuance of hedge accounting under DIG Issue G2 for the MPF Program’s delivery commitments to conform with SFAS 133. The MPF Program economically hedges a portion of the MPF Loan portfolio through the use of derivatives and callable debt. As MPF Loan volumes declined and the yield curve flattened causing prepayment speeds to slow, the MPF Program incurred fewer losses compared to 2004.

Non-interest expenses increased by $10 million primarily as a result of the $10 million software impairment charge recognized in the fourth quarter of 2005. Assessments decreased $36 million as a result of the reduction in the MPF Program’s pre-assessment income.

Based upon the Bank’s regulatory capital restraints, its focus on purchasing MPF Loans from smaller and medium size PFIs and its revised business strategy to reduce purchases of participation interests in MPF Loans, the Bank expects MPF Loan volumes to remain constant or slightly decrease during 2006.

Year ended December 31, 2004 compared to year ended December 31, 2003.

For the year ended December 31, 2004, the MPF Program’s net income decreased to $298 million from $345 million for the same period ended December 31, 2003, a decrease of 14%. The decrease in net income was primarily due to an increase in interest expense and other operating expenses, and a decline in other income, partially offset by an increase in interest income.

For the year ended December 31, 2004, interest income increased $388 million, or 20% compared to the same period ended December 31, 2003. The increase in interest income from 2003 to 2004 was the result of a 25% increase in the average balance of MPF Loans held in portfolio, which was partially offset by a nine basis points decline in yield earned on those assets.

For the year ended December 31, 2004, interest expense increased $455 million or 34% compared to the same period ended December 31, 2003. A 21 basis points increase in yield on the Bank’s average long term and short term debt, in addition to a $14.0 billion increase in the average balance of consolidated obligation bonds was the primary cause of this increase.

For the year ended December 31, 2004, other income declined $17 million, or 14% as compared to the same period ended December 31, 2003. The primary cause of this decline was a $43 million, or 90% decline in income generated from the early extinguishment of debt for the period ended December 31, 2004, as compared to the same period ended December 31, 2003. This was partially offset by a $27 million, or 16% decline in the net realized and unrealized loss on derivatives and hedging activities for the period ended December 31, 2004, as compared to the same period ended December 31, 2003.

For the year ended December 31, 2004, other operating expenses increased to $72 million, or 42%, compared to $51 million for the same period ended December 31, 2003. Compensation expense increased $7 million, or 40% as the MPF Program continued to expand its growth in full time employees in 2004, as compared to the same period ended December 31, 2003.

Traditional Member Finance Results of Operations

The table below compares the results for Traditional Member Finance by period:

(Dollars in millions)

	For the Years Ended December 31,				For the Years Ended December 31,
	2005	2004	Change	Percentage Change	2004	2003	Change	Percentage Change
Condensed income statement:
Net interest income	$112	$129	$(17)	-13%	$129	$152	$(23)	-15%
Non-interest income (loss)	(1)	11	(12)	-109%	11	7	4	57%
Non-interest expenses	49	48	1	2%	48	35	13	37%
Assessments	17	24	(7)	-29%	24	33	(9)	-27%

Net Income	$45	$68	$(23)	-34%	$68	$91	$(23)	-25%

Total assets	$42,420	$37,662	$4,758	13%	$37,662	$37,550	$112	0%

Year ended December 31, 2005 compared to year ended December 31, 2004

For the year ended December 31, 2005, Traditional Member Finance’s net income decreased 34% to $45 million from $68 million for the same period ended December 31, 2004. The decrease in net income was primarily due to an increase in interest expense and compression of its net interest spread between yields on interest-earning assets and interest-bearing liabilities resulting in lower net interest income.

For the year ended December 31, 2005, interest income increased $500 million, or 59% compared to the same period ended December 31, 2004. The increase in interest income was largely due to a 120 basis point increase in the interest yield on advances. Advance income increased $251 million or 45% despite a $1.9 billion decline in the average advances outstanding. In 2004, $1.6 billion of advances were repaid by one member and the Bank was not able to generate additional volumes to make up this difference until the fourth quarter of 2005 primarily as a result of a change in pricing methodology for advances.

For the year ended December 31, 2005, interest expense increased $517 million, or 72% compared to the same period ended December 31, 2004. The Bank experienced an 80 basis point increase in rates on its average long and short term obligations, more than offsetting a decrease in the average debt balance which declined $4.3 billion in 2005.

Non-interest income (loss) changed by $12 million for the year ended December 31, 2005 compared to the prior year primarily due to a reduction in gains recognized as early extinguishment of debt due to debt transfer activities. For the year ended December 31, 2005, Traditional Member Finance recognized gains from early extinguishment of debt of $1 million compared to $40 million in the prior year. The Traditional Member Finance segment recorded losses from sales of available-for-sale securities and changes in fair value of trading securities of $40 million for the year ended December 31, 2005, a reduction of $11 million compared to the prior year. The Bank also recorded a gain of $17 million from the discontinuance of hedge accounting on two consolidated obligation bonds that did not meet the requirements for hedge accounting under SFAS 133.

Non-interest expense increased $1 million during the year ended December 31, 2005 compared to the prior year, primarily due to increases in compensation as a result of an increase in employees to support increased regulatory requirements. Total assessments decreased by $7 million for the year ended December 31, 2005 due to a decrease in pre-assessment income.

Year ended December 31, 2004 compared to year ended December 31, 2003

For the year ended December 31, 2004, the Traditional Member Finance operating segment’s net income decreased to $68 million from $91 million for the same period ended December 31, 2003, a decrease of 26%. The decrease in net income was primarily due to an increase in interest expense and other non-interest expenses, and partially offset by an increase in interest income.

For the year ended December 31, 2004, interest income increased $90 million, or 12% compared to the same period ended December 31, 2003. A 13 basis point decrease in yield on advances coupled with an increase of $1.0 billion in the average balance increased interest income by $36 million for the year ended December 31, 2004 as compared to the same period ended December 31, 2003. Average balances of Federal Funds Sold increased $2.4 billion, partially offset by a 13 basis point decline in yield, and interest income increased by $44 million for the year ended December 31, 2004 as compared to the same period ending December 31, 2003.

For the year ended December 31, 2004, interest expense increased $112 million, or 18% compared to the same period ended December 31, 2003. A 21 basis points increase in yield on the Bank’s average long term and short term debt, in addition to a $14.1 billion increase in the average balance of consolidated obligations was the primary cause of this increase.

For the year ended December 31, 2004, other non-interest expenses increased to $49 million, or 38% compared to $35 million for the same period ended December 31, 2003. Compensation expense increased $3 million, or 17% as the Bank continued to expand its growth of full time employees in 2004.

Critical Accounting Policies and Estimates

GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expense in the Bank’s financial statements and accompanying notes. Management believes that the judgments, estimates and assumptions used in the preparation of the Bank’s financial statements are appropriate given the factual circumstances as of December 31, 2005 and 2004. However, these critical accounting policies and the use of other judgments, estimates and assumptions might materially impact amounts reported in the financial statements.

Certain accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, certain accounting principles are complex and require significant judgment when applying them to individual transactions to determine the most appropriate treatment. The Bank identified policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Bank’s financial statements. The following is a brief discussion of these critical accounting policies.

Accounting for Derivatives

SFAS 133 requires that all derivative financial instruments be recorded on the statements of condition at fair value. Changes in fair values are recorded each period in current earnings or OCI, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

By regulation, derivatives are only permitted to be used by the Bank in order to mitigate identifiable risks. All of the Bank’s derivatives are positioned to offset the risk exposure inherent in its member lending, mortgage finance investment, and funding activities. The Bank attempts to utilize the most cost-efficient hedging techniques available while, at the same time, reviewing the resulting accounting consequences as an important consideration.

The Bank formally documents all relationships between derivative hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions and its method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the statements of condition, (2) firm commitments, or (3) forecasted transactions.

For a derivative qualifying as a cash flow hedge, the Bank reports changes in the fair value of the derivative in a separate component of accumulated OCI to the extent the hedge is effective. The remaining ineffective portion is reported as net gain (loss) on derivative and hedging activities in the period of ineffectiveness. The Bank recognizes the effective portion of the cumulative changes in fair value as income (expense) related to derivatives during the period(s) in which the hedged item affects earnings, unless (a) occurrence of the forecasted transaction is not probable, in which case the amount in accumulated OCI is reclassified to earnings immediately, (b) the Bank expects at any time that continued reporting of a net loss in accumulated OCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction (and related asset acquired or liability incurred) in one or more future periods, in which case the loss is reclassified immediately into earnings for the amount that is not expected to be recovered, or (c) the occurrence of the forecasted transaction was the issuance of long-term debt; in which case, the Bank recognizes the effective portion of the cumulative changes in fair value as long-term debt expense.

If a derivative no longer qualifies as a cash flow hedge, the Bank discontinues hedge accounting prospectively. The Bank continues to carry the derivative on the statements of condition at fair value and records further changes in fair value in the statements of income as net gain (loss) on derivative and hedging activities until the derivative is terminated or re-designated.

Fair Values

Certain of the Bank’s assets and liabilities, including investment securities classified as available-for-sale and trading, and all derivatives are presented in the statements of condition at fair value. Under GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold, or that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation. Fair values are based on market prices when they are available. If market prices are not available, fair values are based on dealer prices and prices of similar instruments or discounted cash flows using market estimates of interest rates and volatility. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

Fair value amounts have been determined by the Bank: first, by using available market prices, second, if market prices were not available, using dealer prices and prices of similar instruments, and lastly, if no other price was available, using management’s best judgment of appropriate valuation methods. These estimates are based on pertinent market information available to the Bank. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and their values may change as economic and market factors, and the evaluation of those factors, change. Therefore, estimated fair values may not be necessarily indicative of the amounts that would be realized in current market transactions. The fair value tables do not represent an estimate of overall market value of the Bank as a going concern, which would take into account future business opportunities.

Consolidated Obligations

The Bank records a liability for consolidated obligations on its statements of condition based on the proceeds it receives from the issuance of those consolidated obligations. Consolidated obligations are the joint and several obligations of the FHLBs and consist of consolidated obligation bonds and discount notes. Accordingly, should one or more of the FHLBs be unable to repay their consolidated obligations, the Bank could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No liability has been recorded for the joint and several obligations related to the other FHLBs’ share of the consolidated obligations. Due to the high credit quality of each FHLB, management has concluded that the probability that a FHLB would be unable to repay its consolidated obligations is remote. Refer to “Item 1A—Risk Factors” for further details.

The Bank records a transfer of its consolidated obligations to another FHLB as an extinguishment of debt since the Bank has been released from being the primary obligor. Specifically, the release is made effective by the Office of Finance recording the transfer in its records. The Office of Finance provides a release by acting within the confines of the Finance Board’s regulations that govern the determination of which FHLB is the primary obligor. The FHLB assuming the consolidated obligation becomes the primary obligor since it now is directly responsible for repaying the debt. The Bank continues to disclose the transferred debt as a contingent liability since it still has a joint and several liability with respect to repaying the transferred consolidated obligation. The Bank does not record a financial guarantee at fair value with respect to the transferred consolidated obligation since FIN 45 does not require such accounting for a related party.

Premiums, Discounts, Nonrefundable Fees, and Costs

When the Bank buys MBS or mortgage-related securities, the Bank may not pay the seller the exact amount of the unpaid principal balance. If the Bank pays more than the unpaid principal balance and purchases the mortgage backed securities at a premium, the premium reduces the yield the Bank recognizes on the securities below the coupon amount. If the Bank pays less than the unpaid principal balance and purchases the mortgage backed securities at a discount, the discount increases the yield above the coupon amount.

In addition to premiums and discounts on mortgage assets, the Bank may pay/receive loan origination fees (“agent fee”) to/from PFIs for the origination of MPF Loans as agent for the Bank, and the Bank may pay concession fees to dealers in connection with the sale of consolidated obligation bonds (herein collectively referred to as “nonrefundable fees”).

Effective January 1, 2004, the Bank changed its methods of accounting for the amortization of mortgage loan premiums and discounts (agent fees) under SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. In accordance with SFAS 91, the Bank defers and amortizes agent fees as interest income over the contractual life of the loan. The contractual method recognizes the income effects of premiums and discounts in a manner that is proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. The Bank believes that the use of the contractual method is preferable under GAAP due to a decreased reliance on the use of estimates inherent in calculating the weighted average lives that were used to determine the loan pool amortization periods.

Historically, the Bank deferred and amortized agent fees and premiums and discounts paid to and received by its members as interest income over the estimated lives of the related mortgage loans. Actual prepayment experience and estimates of future principal repayments were used in calculating the estimated lives of the mortgage loans.

As a result of implementing the change in accounting for amortization and accretion from the estimated life method to the contractual maturity method, the Bank recorded a cumulative change in accounting principle retroactively to January 1, 2004 resulting in an increase to retained earnings of $41 million. As a result of implementing the change, the Bank reduced agent fee amortization expense by $17 million during 2004.

The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the constant effective interest (i.e. level yield) method over the estimated lives of the securities based on anticipated prepayments. If a difference arises between the prepayments anticipated and actual prepayments received, the Bank recalculates the effective yield to reflect actual payments to date and anticipated future payments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the Bank’s advances and MPF Loan portfolios. The Bank changed its allowance for loan loss methodology for the MPF Loan Portfolio in the fourth quarter of 2005. The primary changes relate to factoring in credit enhancements from PFIs into the determination of the allowance for loan losses at the Master Commitment level and developing a more robust migration analysis. The changes resulted in the release of $3 million to the overall allowance for loan losses.

The Bank performs periodic and systematic detailed reviews of its advances and MPF Loan portfolios to identify credit risks and to assess the overall collectibility of these loans. Since MPF Loans are homogeneous in nature, the allowance for loan losses related to these loans is based on the aggregated portfolio with the exception of MPF Loans that are viewed as collateral dependent loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The allowance for loan losses for MPF Loans that are deemed to be collateral dependent are assessed on an individual loan basis. The Bank’s allowance for loan losses on MPF Loans is based on management’s estimate of loan losses inherent in the Bank’s MPF Loan portfolio as of the statement of condition date. The Bank performs periodic reviews of its portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The Bank’s measurement of the allowance for loan losses consists of reviewing specifically identified loans and reviewing homogenous pools of residential mortgage loans. The estimation of credit losses in the remaining MPF Loan portfolio involves: assessing the impact of current economic trends on the allowance for loan losses; assessing the impact of specific events on the allowance for loan losses; and assessing a factor for the margin of imprecision. The margin for imprecision is a factor added to the allowance for loan losses that recognizes the imprecise nature of the measurement process. For example, the application of migration analysis and the determination of the historical loss rate are not precise estimates. The actual loss that may occur may be more or less than the estimated loss for a specific MPF Loan.

A loss forecast model is utilized for the aggregate MPF Loan portfolio which considers a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, and economic conditions. This MPF Loan loss forecast model is updated on a quarterly basis in order to incorporate information reflective of the current economic environment.

The Bank factors in the PFI’s CEP Amount when determining the allowance for loan losses. In addition, since the PMI and SMI as well as FHA/VA insurance/guarantees are not severable from the MPF Loans to which they relate, the cash flows associated with these components are inextricably tied to the MPF Loans’ cash flows. As such, the Bank also considers these credit protections when determining the adequacy of the allowance for loan losses.

Advances are reviewed on an individual basis to determine the creditworthiness of the member and to ensure that sufficient eligible collateral is available. On a quarterly basis (or more frequently as deemed necessary) the continued creditworthiness of the member as well as the level of eligible collateral is monitored in accordance with the Bank’s underwriting procedures. The Bank has not experienced any credit loss on advances during the three years ended December 31, 2005, nor does management anticipate any credit losses on advances. The Bank has not recorded any allowance for loan losses on its advances. The Bank is required by the FHLB Act to obtain sufficient collateral on advances to protect against losses, and to accept as collateral for advances only certain United States government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related and Community Financial Institutions’ assets. At December 31, 2005 and 2004, the Bank had a security interest in collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances.

For additional discussion on accounting for the allowance for loan losses see “Note 9—Allowance for Loan Losses.”

Loan Portfolio Analysis

Consistent with the Bank’s change in its loan loss methodology of factoring in credit enhancements into the allowance for loan loss methodology, the Bank no longer places MPF Loans on non-performing status or considers MPF Loans as impaired in cases where losses are not expected to be incurred as a result of the PFI’s credit enhancements. Specifically, such MPF Loans are now considered well-secured and in the process of collection since the credit enhancements are from financially responsible PFIs and a mechanism is in place to recoup losses. For example, the Bank can withhold performance based credit enhancement fees or receive direct payment from the PFIs under the CE Amount. Accordingly, for purposes of comparability, the Bank has revised its non-performing and impaired loan disclosures for 2005, 2004 and 2003. The impact on the Bank’s financial statements was insignificant.

The Bank’s non-performing MPF Loans increased to 0.04% of the total MPF Loan portfolio at December 31, 2005, compared to 0.02% at December 31, 2004. The increase resulted primarily from the impact of Hurricane Katrina, in addition to the ongoing aging of the Bank’s MPF Loan portfolio. The weighted average age of loans in the Bank’s MPF Loan portfolio was 2.39 years and 1.59 years at December 31, 2005 and 2004, respectively. As the Bank’s MPF Loan portfolio continues to age, the expectation is that non-performing loans will gradually increase and then stabilize.

The Bank’s outstanding MPF Loans, non-performing loans and loans 90 days or more past due and accruing interest are as follows:

(Dollars in millions)

	December 31,
	2005	2004	2003
MPF Loans, net	$42,005	$46,920	$47,600
Non-performing MPF Loans[1]	15	7	7
Interest contractually due during the year	0.9	0.4	0.5
Interest actually received during the year	(0.7)	(0.4)	(0.5)
MPF Loans past due 90 days or more and still accruing interest[2]	212	170	177

[1]	Non-performing MPF Loans include non-accrual and renegotiated conventional MPF Loans.

[2]	Contains government loans (e.g., FHA, VA) and conventional MPF Loans which are well-secured and in the process of collection.

The table below summarizes the changes in the allowance for loan losses on MPF Loans:

(Dollars in millions)

	For the Years Ended December 31,
	2005	2004	2003
Allowance for loan losses, at January [1]	$5	$5	$5

Charge-offs	(1)	(1)	—
Recoveries	—	1	—

Net (charge-offs) recoveries	(1)	—	—
Release of allowance for MPF Loan losses	(3)	—	—

Allowance for loan losses, at December [1]	$1	$5	$5

Average MPF Loan portfolio balance	$44,150	$47,505	$37,952

Net (charge-off)/rate recovery percentage	(0.0023)%	0.0000%	0.0000%

[1]	The Bank modified its allowance for loan loss methodology during the year ended December 31, 2005. The new methodology factors in recoverability under PMI, SMI, FHA/VA insurance and guarantees, in addition to the ability to withhold future performance based CE fees.

The following table summarizes the Bank’s conventional MPF Loan delinquencies by days outstanding compared to industry averages published by the Mortgage Bankers Association (MBA):

Conventional MPF Loan Delinquencies

December 31, 2005

	Percent of Total Outstanding	MBA Average[2]
30 Days	0.76%	1.40%
60 Days	0.16%	0.30%
90+ Days[1]	0.21%	0.67%
In Foreclosure	0.06%	0.41%

[1]	Percentage 90 days or more includes MPF Loans in foreclosure.

[2]	Data on 1-4 unit prime fixed-rate mortgages (not seasonally adjusted) from the Mortgage Bankers Association National Delinquency Survey as of September 30, 2005 (latest date available).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential for loss due to a change in the market value of a financial instrument held by the Bank as a result of fluctuations in the market. Interest rate risk is a critical component of market risk. The Bank is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets and its funding sources which finance these assets. Mortgage-related assets are the predominant sources of interest rate risk in the Bank’s risk profile. Those assets include MPF Loans and mortgage-backed securities. To mitigate the risk of loss, the Bank has established policies and procedures which include setting guidelines on the amount of exposure to interest rate changes, and by monitoring the risk to the Bank’s revenue, net interest margin and average maturity of its interest-earning assets and funding sources.

The Bank measures and manages interest rate risk across four risk exposures: duration, convexity, curve and volatility. Duration is the Bank’s exposure to small parallel shifts in interest rate levels. The Bank does not forecast interest rates nor take specific duration positions against such forecasts. Rather, the Bank allows duration to move with interest rates within prudent policy limits. Convexity measures how fast duration changes as a function of interest rate changes. Convexity is largely driven by mortgage cash flows that vary significantly as borrowers respond to rate changes by prepaying their mortgages or slowing such prepayments. Curve exposure quantifies the Bank’s exposure to non-parallel shifts in the yield curve. Volatility describes the degree to which price, or yield, of an underlying instrument tends to fluctuate over time. MPF Loans and mortgage-backed securities include options held by the mortgage borrowers to prepay their loans. As a result, the Bank has effectively sold options by owning MPF Loans and mortgage-backed securities. The Bank forecasts and actively manages convexity, curve and volatility. The goal of this active management is to minimize overall hedging costs. The Bank has specific policy limits addressing duration, convexity, curve and volatility governing this active management.

Management controls interest rate exposure through the use of funding instruments and by employing cash and derivative hedging strategies. Hedge positions may be executed to reduce exposure or the risk associated with a single transaction or group of transactions. The Bank’s hedge positions are evaluated daily and adjusted as deemed necessary by management.

The primary risk mitigation tools include funding, swaps, swaptions, caps and floors. For its risk profile, the Bank does not use its funding to perfectly match the cash flows of its assets on a transaction basis. Rather, funding is used to address duration, convexity, curve and volatility risks at the total asset and liability level. Derivatives play the role of addressing the residual risk and keeping the duration of equity and the duration gap within prudent limits. The Bank can either use derivative strategies or embedded options in its funding to minimize hedge expense. Swaps are used to manage duration and curve exposures. Swaptions are used to manage convexity, curve and volatility. Caps and floors may also be used in managing convexity and volatility. In the process of purchasing MPF Loans, the Bank has interest rate risk on loans committed but not yet funded. The Bank may use a combination of mortgage forward contracts, interest rate futures and other instruments to address the inherent risks of duration, convexity, curve, volatility and spread in these commitments.

The Bank is exposed to spread risk. Spread risk is the yield relationship of a financial instrument relative to a reference yield curve, usually LIBOR. Spread risk reflects the supply and demand dynamics for a particular financial instrument and captures when a financial instrument pays more or less interest than what is currently priced in the market. The Option-Adjusted Spread (“OAS”) is the spread between the two yields, less the estimated cost of all the embedded options. Spread risk may also reflect credit risk. Credit risk is governed and managed under the Bank’s Credit Policy.

The Bank does not actively manage non-credit spread risk because the Bank’s interest-earning assets and interest-bearing liabilities on the statements of condition are predominantly held to contractual maturity. Spread risk can and has affected the Bank’s market value of equity. Market value of equity may vary as market-available spreads fluctuate. The Bank actively measures and monitors the impact of spreads on market value of equity.

Asset/Liability Management

Management oversight of market risk resides in the Bank’s Asset/Liability Management Committee through meetings and reports and through regular reports to the Board of Directors. Reports on compliance with interest rate risk limits are presented at every meeting of the Board of Directors. Market risk management policies and controls are incorporated in the Bank’s Asset/Liability Management Policy.

Impact of Changes in Interest Rates on the Net Value of the Bank’s Interest Rate-Sensitive Financial Instruments

The Bank performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous parallel shifts in the yield curve.

The Bank employs various commonly used modeling techniques to value its financial instruments in connection with these sensitivity analyses. For mortgage loans, mortgage-backed-securities, and collateralized mortgage obligations, OAS models are used. The primary assumptions used in these models for purpose of these sensitivity analyses are the implied market volatility of interest rates and prepayment speeds. An option-pricing model is used for options. The primary assumption used in this model is implied market volatility of interest rates. Other key assumptions used in these models are prepayment rates and discount rates. All relevant cash flows associated with the financial instruments are incorporated in the various models.

Based upon this modeling, the following table summarizes the estimated change in fair value of the Bank’s equity including derivatives and commitments, given several hypothetical, instantaneous, parallel shifts in the yield curve.

	As of December 31,
	2005	2004
Interest Rate Change	Fair Value Change	Fair Value Change
+1.0%	-1.4%	-3.6%
+0.5%	-0.3%	-1.3%
Base	0.0%	0.0%
-0.5%	-0.9%	-1.1%
-1.0%	-3.2%	-4.4%

These sensitivity analyses are limited in that they (i) were performed at a particular point in time; (ii) only contemplate certain movements in interest rates; (iii) do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; (iv) are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and (v) do not incorporate other factors that would impact the Bank’s overall financial performance in such scenarios. In addition, not all of the changes in fair value would impact current period earnings. Significant portions of the assets and liabilities on the statements of condition are not held at fair value.

12-Month Rolling Average Duration Gap

Duration gap is calculated by aggregating the dollar duration of all assets, liabilities and derivatives, and dividing that amount by the total fair market value of assets. Dollar duration is the result of multiplying the fair market value of an instrument by its duration. Duration gap is expressed in months and determines the sensitivity of the statement of condition to interest rate changes. A positive duration gap indicates that the portfolio has exposure to rising interest rates, whereas a negative duration gap indicates the portfolio has exposure to falling interest rates. The 12-month rolling average duration gap calculated below is based upon twelve consecutive month-end observations of duration gap for the period ending December 31, 2005.

Presented below is the Bank’s estimated Portfolio Duration Gap:

Portfolio Duration Gap (in months)

12-month rolling average

12 Months Ended December 31, 2005	12 Months Ended December 31, 2004
-0.1	1.0

The lower 12-month rolling average amount reported for the period ending December 31, 2005 was mainly the result of pay-downs of MPF Loans as well as hedging activity to counter the rising interest rate environment. Funds from the pay-downs of MPF Loans were used to purchase more liquid and shorter-duration investments to allow for members’ voluntary capital stock redemptions. Voluntary capital stock decreased by $449 million during the period from January 1, 2005 to October 18, 2005, the date when voluntary capital stock redemptions were suspended by the Bank.

Duration of Equity

The duration of equity measures the impact of interest rate changes on the value of the Bank’s equity. It is calculated using the net interest rate sensitivity of the portfolio to a +/- 25 basis point parallel shock across the yield curve (change in market value of equity) and dividing that amount by the total fair market value of equity. Duration of equity is reported in years.

Finance Board policy requires that the Bank’s duration of equity (at current interest rate levels using the consolidated obligation cost curve or an appropriate discounting methodology) be maintained within a range of +/-5 years. The Bank must maintain its duration of equity, under an assumed instantaneous +/-200 basis points parallel shift in interest rates, within a range of +/-7 years.

The table below reflects the results of the Bank’s measurement of its exposure to interest rate risk in accordance with the Finance Board policy. The table summarizes the interest rate risk associated with all instruments entered into by the Bank.

Duration of Equity (In Years)

As of December 31,
2005			2004
Up 200	Base	Down 200	Up 200	Base	Down 200
3.4	-0.5	-3.4	4.1	0.4	2.0

Relationship between Duration of Equity and Duration Gap

As noted above, duration gap is calculated by aggregating the dollar duration of all assets, liabilities and derivatives, and dividing that amount by the fair market value of assets. However, the aggregate total of dollar duration of assets, liabilities and derivatives is the dollar duration of equity. Duration of equity is this same amount (dollar duration of equity) divided by the fair market value of equity. Duration gap and duration of equity share the same numerator.

The Duration of Equity may also be calculated by taking the Duration Gap and multiplying it by the ratio of the market value of assets over the market value of equity (scaled to months given that duration is expressed in years). This ratio is in essence a leverage ratio for the Bank. The Bank manages the duration gap indirectly by managing the duration of equity and the Bank’s overall leverage.

Derivatives

See “Note 18—Derivatives and Hedging Activities” for details regarding the nature of the Bank’s derivative and hedging activities, in addition to the types of assets and liabilities being hedged.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policy and Finance Board regulations. Based on credit analyses and collateral requirements, the management of the Bank does not anticipate any credit losses on its derivative agreements.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, are of no value to the Bank. This collateral has not been sold or repledged. At December 31, 2005 and 2004, the Bank’s maximum credit risk, as defined above, was approximately $232 million and $153 million, respectively. These totals include $12 million and $14 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities and cash with a fair value of $236 million and $161 million as collateral as of December 31, 2005 and 2004, respectively. Additionally, collateral with respect to derivatives with members includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member for the benefit of the Bank.

The Bank transacts most of its derivatives with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See “Note 18—Derivatives and Hedging Activities” which discusses assets pledged by the Bank to these counterparties.

The following charts detail the Bank’s Counterparty Credit Exposure:

Derivative Counterparty Credit Exposure

December 31, 2005

(Dollars in millions)

Credit Rating	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral[2]
AAA	$263	$—	$—	$—
AA	26,361	130	132	1
A	19,484	69	71	2
BBB	11	—	—	—
Member Institutions [1,3]	6,905	33	33	—

Total Derivatives	$53,024	$232	$236	$3

Derivative Counterparty Credit Exposure

December 31, 2004

(Dollars in millions)

Credit Rating	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral[2]
AAA	$280	$—	$—	$—
AA	19,210	82	88	3
A	19,076	47	49	—
BBB	17	—	—	—
Member Institutions [1,3]	7,661	24	24	—

Total Derivatives	$46,244	$153	$161	$3

(1)	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2)	Net exposure after collateral is monitored and reported on an individual counterparty basis. Therefore, because some counterparties are over- collateralized, net exposure after collateral will generally not equal the difference between Exposure at Fair value and Collateral Held.

(3)	Member Institutions include derivative counterparties who are affiliated with members of the Bank.

Operational and Business Risk

Operational risk is the risk of potential loss due to human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established comprehensive risk assessment and management activities along with financial and operating polices and procedures and appropriate insurance coverage to mitigate the likelihood of, and potential losses from, such occurrences.

Business risk is the risk of an adverse impact on the Bank’s profitability resulting from external factors that may occur in both the short and long term. Business risk includes political, strategic, reputation and/or regulatory events that are beyond the Bank’s control. The Bank manages business risk by engaging in long-term strategic planning, ensuring strategic alignment of its resources with its long and short-term plans and through continually monitoring economic indicators and the external environment.

Governance and Control Activities

The Board of Directors has established bank-wide policies governing operational risk, including an Enterprise Risk Policy and an Operational Risk Policy. Primary oversight responsibility for operational risk is vested with the Operational Risk Committee (“ORC”). Responsibilities of the ORC include oversight for the risk assessment process, business resumption planning, model control and end-user computing, operational aspects of new business activities, and the analysis and mitigation of any operational loss. The ORC monitors the performance of operational activities through metrics.

The Bank’s policies and procedures include controls to ensure that system-generated data are reconciled to source documentation on a regular basis. In addition, the Information Systems Department (“IS”) has responsibility for managing system security throughout the Bank, and reports regularly to the Management Committee and the Technology Committee of the Board on security issues.

In accordance with the Written Agreement, the Bank has made a considerable investment in resources dedicated to risk oversight and internal control activities at the Bank during the year ended December 31, 2005. See “Item 1A – Risk Factors”.

Risk Assessment

The Bank performs a comprehensive risk assessment annually, the results of which are reported to senior management, the ORC, the Board of Directors, and the Finance Board. The process engages cross-functional teams to evaluate the quantitative and qualitative risks in each department and across the enterprise, and evaluate the quality and effectiveness of the controls employed to manage those risks. The business managers responsible for each department, in conjunction with their management, then determine which risks they are willing to accept and which they wish to mitigate and develop action plans, where appropriate.

The Internal Audit Department also performs risk and control assessments as part of their audits, and either verifies that management has correctly identified the quality of the risk and control environment, or identifies additional areas for action.

Risk Response

The Bank maintains a central log of issues and action plans identified as part of the risk assessment process, as well as issues identified during audits, examinations or the Written Agreement. Senior management prioritizes the Bank’s allocation of resources across these action plans and monitors progress monthly.

The Bank centralized compliance oversight in 2005 in order to improve management’s ability to monitor compliance with applicable laws and regulations. Additional work is under way in 2006 to facilitate tracking and reporting in this area.

In order to ensure the Bank’s ability to provide liquidity and service to its members and PFIs, the Bank has business resumption plans designed to restore critical business processes and systems in the event of business interruption. The Bank is party to a reciprocal arrangement with the FHLB of Dallas to recover operations supporting its traditional banking activities. In addition, the Bank operates a full back-up facility at a separate location in the Chicago area, with the objective of being able to fully recover all critical activities intra-day. Both the FHLB of Dallas and off-site recovery plans are subject to periodic testing.

Risk Awareness

In 2004, the Bank implemented training for staff on risk management and policies issues to improve awareness. Education has been on-going through broad-based staff participation in the annual risk assessment process. In addition, the Bank has published its risk policies on its internal website and provides on-going communication through training sessions, staff conferences, and e-mail from the President on risk-related issues.

Item 8.	Financial Statements and Supplementary Data

The Bank’s 2005 Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1 of this Annual Report on Form 10-K.

Supplementary Data

Selected Quarterly Financial Data (Unaudited)

Supplemental financial data for each quarter within the two years ended December 31, 2005 are included in the below table:

(Dollars in millions)

	2005				2004
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$927	$896	$877	$843	$839	$818	$775	$778
Interest expense	814	778	750	701	683	663	616	544

Net interest income before provision for credit losses on MPF Loans	113	118	127	142	156	155	159	234

Provision for (release of) credit losses on MPF Loans	(3)	—	—	—	—	—	—	—
Non-interest income (loss)	3	(27)	(3)	(11)	(28)	(7)	26	(118)
Non-interest expense	43	29	29	31	38	31	30	22
Total assessments	20	17	25	27	24	31	41	36

Income before cumulative effect of change in accounting principle	56	45	70	73	66	86	114	58
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	41

Net income	$56	$45	$70	$73	$66	$86	$114	$99

Annualized dividend rate paid	3.75%	5.00%	5.50%	5.50%	6.00%	6.00%	6.00%	6.50%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Pursuant to Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, Bank management will be required to provide a report on the Bank’s internal control over financial reporting beginning with the Bank’s annual report on Form 10-K for the year ended December 31, 2007.

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including its principal executive officer and principal financial officer, the Bank conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Bank’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Bank’s disclosure controls and procedures were effective such that information relating to the Bank that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors of the Registrant

The following table sets forth information regarding each of the Bank’s directors as of March 17, 2006.

Name	Age	Bank Director Since	Expiration of Term as Director
James K. Caldwell	62	1998	12-31-2006
Thomas M. Goldstein	47	2005	12-31-2008
Terry W. Grosenheider	49	2002	12-31-2006
Thomas L. Herlache	63	2005	12-31-2008
P. David Kuhl	56	2000	12-31-2007
Alex J. LaBelle	67	2004	12-31-2006
Roger L. Lehmann	64	2004	12-31-2006
Gerald J. Levy	73	2005	12-31-2007
Kathleen E. Marinangel	60	2002	12-31-2007
Richard K. McCord	62	2003	12-31-2008
James F. McKenna	61	2004	12-31-2006

Mr. Caldwell has been President and Chief Executive Officer of the First Citizens State Bank of Whitewater, in Whitewater, Wisconsin, since 1979. Mr. Caldwell is the president of Whitewater Bancorp, Vice President of Palmyra State Bank, and a director of Weiler & Company. Mr. Caldwell served as the President of the Wisconsin Bankers Association from 1993 to 1994. Mr. Caldwell is past chairman of the University of Wisconsin, Whitewater Foundation and continues to serve as board member. Mr. Caldwell also chaired the Whitewater Community Development Authority and serves on the board and executive committee of the Fairhaven Corporation, a Senior Citizens Home, where he is currently Chairman of the Board of Directors.

Mr. Goldstein has been Senior Executive Vice President of the LaSalle Bank Corporation since 2003. Mr. Goldstein is also the Chairman, President and Chief Executive Officer of ABN AMRO Mortgage Group, Inc. Prior to joining LaSalle Bank Corporation in 1998, Mr. Goldstein worked for Morgan Stanley Dean Witter, Manufacturers Hanover, and Pfizer, Inc.

Mr. Grosenheider has been a private banking relationship manager with U.S. Bank, N.A. since 2002 and a Vice President with U.S. Bank, N.A. since 2005. Previously, he served as the Deputy Secretary of the Wisconsin Department of Financial Institutions from 2000 to 2002. Mr. Grosenheider serves on the Advisory Board for Saint Vincent DePaul which provides transitional housing and housing support for low and moderate income families and is an advisor to the Madison Community Reinvestment Associates. Mr. Grosenheider also held several positions within the Wisconsin Department of Commerce, including Administrator of the Division of Community Development, Administrator of the Division of Economic Development and the Administrator of Marketing, Advocacy and Technology Development, from 1992 until his 2000 appointment as Deputy Secretary.

Mr. Herlache has been President, CEO and Chairman of the Board for Baylake Bank and Baylake Corp., a one bank holding company, in Sturgeon Bay Wisconsin since 1996. Mr. Herlache has previously served on the Door County Board of Supervisors, Door County Chamber of Commerce Board, as well as on the Sturgeon Bay Utility Commission from 1981-1986 and as its President for a part of that time.

Mr. Kuhl has served as Chairman of the Board and CEO of Busey Bank in Urbana, Illinois since 2003. Mr. Kuhl has been with the Busey Bank since 1979, serving previously as President and CEO. Mr. Kuhl also serves as a director of Busey Bank, First Busey Securities Inc. and First Busey Trust and Investment Company and First Busey Resources. Mr. Kuhl previously served as a director for First Busey Corporation and First Busey Insurance Services. First Busey Corporation is the holding company for Busey Bank, First Busey Securities and First Busey Trust and Investment Company.

Mr. LaBelle has been a Broker-Associate with Smothers Realty Group in LaGrange, Illinois, since 1998, and a partner of Kensington Partners, a construction and rehab company since 2002. Mr. LaBelle is also the Secretary and Vice President of LaBelle Gourmet Ltd. During his career as a broker, he has been active in Realtor® associations at the local, state and national levels, and was named Illinois Realtor of the Year for 2003. Mr. LaBelle has also served as a member of the Illinois Office of Banks and Real Estate Board and is a member and past president of the Illinois Real Estate Administration & Disciplinary Board. Mr. LaBelle also served as an Assistant Vice President of the Federal Home Loan Bank of Chicago during the late 1960’s and early 1970’s.

Mr. Lehmann joined The Harvard State Bank in 1978 and currently serves as President, CEO and Chairman of the Board of The Harvard State Bank and its holding company Harvard Bancorp, Inc., in Harvard, Illinois. Mr. Lehmann is a past Chairman, and currently serves on the board, of the Community Bankers Association of Illinois. Mr. Lehmann has also served on the boards of several economic and community development organizations in Harvard and in McHenry County.

Mr. Levy joined Guaranty Bank in 1959 and has held a series of officer positions, including President and CEO since 1973 and Chairman of the Board and CEO since 1984 and Executive Chairman since 2003. He is a director of Fiserv, Republic Mortgage Insurance Company and Asset Management Fund. Mr. Levy is a member of the State Bar of Wisconsin. Mr. Levy previously served as Chairman of the Savings & Loan Review Board of Wisconsin from 1972-1980. He is a past president of the Wisconsin League of Financial Institutions and Past Chairman of the United States League of Savings Institutions. He served as a Director and Vice Chairman of the Federal Home Loan Bank of Chicago. Mr. Levy served as a member of the Advisory Committee of the Federal Home Loan Mortgage Corporation and Federal National Mortgage Corporation. He was a Director of the Federal Asset Disposition Association from its inception in 1986 until it was phased out in 1989. He was the Past Chairman of the Wisconsin Partnership for Housing Development and in 1990 chaired the Fair Lending Action Committee which was formed by the Mayor of Milwaukee and Governor of the State of Wisconsin. He is Past Chairman of the Real Estate Services Providers Council.

Ms. Marinangel has worked at McHenry Savings Bank since 1973 and has served as President of McHenry Bank since 1991, CEO of McHenry Savings Bank since 1990, and Chairman of the Board of the McHenry Savings bank since 1989. Ms. Marinangel has also been the Chairman of the Board, CEO and President of McHenry Bancorp, Inc. (MBI) since its inception in January of 2003. MBI is a holding company and the major stockholder of McHenry Savings Bank. Locally she serves on the McHenry County Public Building Commission, the City of McHenry’s Economic Development Commission and on the Board of Governors of Centegra Hospital. On a statewide basis she serves as a director of the Illinois League of Financial Institutions and was Past Chairman from 1996-1997. She currently is Chairman of the League’s Banking ERISA Medical Insurance Trust. She is Chairman of the Illinois Board of Savings Institutions. Nationally, she serves as a director of the banking trade group, America’s Community Bankers. She also served a two year term on the Federal Reserve Board’s Thrift Institutions Advisory Council.

Mr. McCord has served as the President and Chief Executive Officer and a director of Illinois National Bank in Springfield and of Illinois National Bancorp, Inc. since 1999. Prior to re-establishing Illinois National Bank in 1999, Mr. McCord was named in 1995 as President and Chief Operating Officer and a director for First of America Bank-Illinois, N.A. Mr. McCord retired from National City Bank, the successor to First of America Bank in 1998, and launched the second generation of Illinois National Bank in 1999. Mr. McCord served as a director of the Community Bank Council of the Federal Reserve Bank of Chicago.

Mr. McKenna has served as President and Chief Executive Officer of North Shore Bank, Brookfield, Wisconsin, since 1970. Mr. McKenna serves on the Board of Directors for ACB Partners, a subsidiary of America’s Community Bankers. He is a member of the Greater Milwaukee Committee.

There is no family relationship among the above directors.

The Bank’s Audit Committee is comprised of the following four outside directors:

David Kuhl - Chairman

James McKenna - Vice Chair

Terry Grosenheider

Thomas Herlache

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Bank’s Board of Directors in fulfilling its responsibility for oversight of the Bank’s accounting, reporting and financial practices, including the integrity of the Bank’s financial statements. The Audit Committee had eight meetings during 2005 and during six of these meetings the Audit Committee met separately with the internal and independent auditors.

The Bank’s Board of Directors has determined that Director David Kuhl is an “audit committee financial expert” for purposes of SEC Item 401(h) of Regulation S-K. The Bank is required by SEC rules to disclose whether Mr. Kuhl is “independent” and is required to use a definition of independence from a national securities exchange or national securities association. The Bank has elected to use the New York Stock Exchange definition of independence, and under that definition, Mr. Kuhl is not independent based upon the cooperative nature of the Bank. Mr. Kuhl is independent according to Finance Board rules applicable to members of the audit committees of the boards of directors of FHLBs.

The following table sets forth certain information regarding the executive officers of the Bank as of March 17, 2006:

Executive Officer	Age	Capacity in which Served	Employee of the Bank Since
J. Mikesell Thomas	55	President and Chief Executive Officer	2004
Mark P. Bagnoli	53	Executive Vice President, Audit and Risk Management	2005
Gnanesh Coomaraswamy	45	Executive Vice President, Co-Head, Financial Markets	1993
Matthew R. Feldman	52	Executive Vice President, Operations	2003
Peter E. Gutzmer	53	Executive Vice President, General Counsel and Corporate Secretary	1985
Charles A. Huston	58	Executive Vice President, Membership Relationship Management; Acting President June 30, 2004 through August 30, 2004	1991
Roger D. Lundstrom	45	Executive Vice President, Financial Information	1984
Michael E. McFerrin	47	Executive Vice President, Co-Head, Financial Markets	1992
Eldridge Edgecombe	58	Senior Vice President, Community Investment	2001
Thomas H. W. Harper	40	Senior Vice President, General Auditor	2005

J. Mikesell Thomas became President and Chief Executive Officer of the Bank in August 2004. Prior to his employment with the Bank, Mr. Thomas served as an independent financial advisor to companies on a range of financial and strategic issues from April 2001 to August 2004. Mr. Thomas was a Managing Director of Lazard Freres & Company, where he was responsible for advising management and boards of client companies on strategic transactions from January 1995 to March 2001. He held positions of increasing responsibility at First Chicago Corporation, including Chief Financial Officer and later, Executive Vice President and Co-Head of Corporate and Institutional Banking, from 1973 to 1995. Mr. Thomas is trustee and chair of the Audit Committee for the following trusts: The UBS Funds, UBS Relationship Funds and SMA Relationship Trust. He is a trustee and a member of the Audit Committee of UBS Private Portfolios Trust and director and chair of the Audit Committee of Fort Dearborn Income Securities, Inc.

Mark P. Bagnoli became Executive Vice President, Audit and Risk Management of the Bank in March 2006. Mr. Bagnoli was Senior Vice President and General Auditor of the Bank from 2005 to 2006. Prior to his employment with the Bank, Mr. Bagnoli was with Bank One, NA (which merged into JPMorgan Chase and Co. in 2004) from 1984 to 2004 leading the audit teams responsible for Capital Markets, Investment Banking, Commercial Banking and Treasury Services. Prior to Bank One, Mr. Bagnoli was a manager in the audit department of Citibank from 1976 to 1984.

Gnanesh Coomaraswamy became Co-Head-Financial Markets of the Bank in November 2005 and Executive Vice President of the Bank in March 2006. Mr. Coomaraswamy was Senior Vice President-Balance Sheet Management from 2002 to 2005 and held various positions with the Bank in financial market functions with increasing levels of responsibility from 1993 through 2002. Prior to his employment with the Bank, Mr. Coomaraswamy was a Teaching and Research Associate of Northwestern University from 1986 to 1992, Consultant of International Telecommunication Satellite during 1989, Consultant of Plantronics Futurecomms Inc. during 1988 and Chief Engineer of Department of Telecom of Colombo, Sri Lanka from 1983 to 1986.

Matthew R. Feldman became Executive Vice President, Operations of the Bank in March 2006. Mr. Feldman was Senior Vice President-Risk Management of the Bank from 2004 to 2006 and Senior Vice President-Manager of Operations Analysis of the Bank from 2003 to 2004. Prior to his employment with the Bank, Mr. Feldman was founder and Chief Executive Officer of Learning Insights, Inc. from 1995 to 2003. Mr. Feldman conceived, established, financed and directed the operations of this privately held e-learning company of which he is still Non-Executive Chairman. Mr. Feldman was President of Continental Trust Company, a wholly-owned subsidiary of Continental Bank from 1992 to 1995 and Managing Director-Global Trading and Distribution of Continental Bank from 1988 to 1992.

Peter E. Gutzmer was promoted to Executive Vice President-General Counsel and Corporate Secretary of the Bank in 2003. Mr. Gutzmer was Senior Vice President-General Counsel and Corporate Secretary of the Bank from 1992 to 2003, and General Counsel of the Bank from 1985 to 1991. Prior to his employment with the Bank, Mr. Gutzmer was Assistant Secretary and Attorney of LaSalle Bank, NA from 1980 to 1985.

Charles A. Huston has been Executive Vice President-Member Relationship Management of the Bank since 2003. Mr. Huston was Executive Vice President-Banking from 1991 to 2003. Mr. Huston served as Acting President and Chairman of the Management Committee during the interim period from June 30, 2004 through August 30, 2004. Prior to his employment with the Bank, Mr. Huston was Vice President-Corporate Lending of Daiwa Bank Ltd. from 1989 to 1991, and Vice President-Corporate Finance of Continental Bank from 1988 to 1989. From 1971 to 1988 Mr. Huston held various positions of increasing responsibility at Continental Bank.

Roger D. Lundstrom was promoted to Executive Vice President-Financial Information of the Bank in 2003. Mr. Lundstrom was Senior Vice President-Financial Information of the Bank from 1997 to 2003, and Senior Vice President-Financial Reporting and Analysis of the Bank from 1992 to 1997. Mr. Lundstrom held various positions with the Bank in analysis and reporting functions with increasing levels of responsibility from 1984 to 1992.

Michael E. McFerrin became Co-Head-Financial Markets of the Bank in November 2005 and Executive Vice President of the Bank in March 2006. Mr. McFerrin was Senior Vice President-Mortgage Finance from 2001 to 2005 and Vice President-Financial Markets from 1992 to 1994. Mr. McFerrin was also President/Principal of Benjamin Investments LLC from 1999 to 2001, Vice President of Nomura Securities International from 1994 to 1999, Vice President, Senior Investment Analyst and Portfolio Manager of Farm and Home Savings Association from 1991 to 1992 and held positions of increasing responsibility at First Federal Savings and Loan Association of Pittsburg from 1986 to 1991.

Eldridge Edgecombe has been Senior Vice President for the Bank’s Community Investment Group since 2001. Prior to his employment with the Bank, Mr. Edgecombe was Vice President and Chief Operating Officer, Housing and Community Investment, for the Federal Home Loan Bank of Cincinnati from 1999 to 2001. Previously, Mr. Edgecombe was Executive Director and Chief Executive Officer of the Columbus Housing Partnership from 1996 to 1999, Director of the Community Development Division/Deputy Director Ohio Department of Development from 1992 to 1996, Manager of the Office of Local Government Services for the Ohio Department of Development from 1991 to 1992, and Commissioner-Controller of the Department of Neighborhoods for the City of Toledo from 1983 to 1991.

Thomas H. W. Harper became Senior Vice President, General Auditor of the Bank in March 2006 and was Senior Vice President, Audit Director from 2005 to 2006. Prior to joining the Bank, Mr. Harper was First Vice President, Senior Audit Manager with JPMorgan Chase and Co. from 2004 to 2005, responsible for the corporate areas of the bank. From May 1997 until the merger of Bank One, NA with JPMorgan Chase in June 2004, Mr. Harper was responsible for the internal audit of the Commercial and Investment Bank, Treasury Services and Corporate areas of Bank One, NA. Mr. Harper was Vice President, Audit Manager with the First National Bank of Chicago, NA (which became Bank One, NA) in London, U.K. from 1993 to 1997 and an auditor in Banking and Financial Services with KPMG Peat Marwick in London, U.K. from 1987 to 1992.

There is no family relationship among the above officers.

The Bank has adopted a code of ethics for all of its employees and directors, including its President and CEO, principal financial officer, and those individuals who perform similar functions. A copy of the code of ethics will be provided without charge upon request to: Vice President of Human Resources, Federal Home Loan Bank of Chicago, 111 East Wacker Drive, Chicago, Illinois 60601.

Item 11.	Executive Compensation

The following table sets forth all compensation received from the Bank for the year ended December 31, 2005, by the Bank’s President and Chief Executive Officer (“CEO”) and the other named executive officers. Annual compensation includes amounts deferred.

Summary Compensation Table

			Annual Compensation
Name	Principal Position	Year	Salary	Bonus	Other Annual Comp	LTIP[2] Payout
J. Mikesell Thomas	President and Chief Executive Officer	2005	$650,000	$650,000	$29,008	$—
Michael W. Moore [1]	Executive Vice President - Financial Markets	2005	416,000	208,000	78,945	146,850
Michael E. McFerrin	Senior Vice President - Co-Head-Financial Markets	2005	415,000	143,154	25,487	104,263
Gnanesh Coomaraswamy	Senior Vice President - Co-Head-Financial Markets	2005	372,000	128,321	41,257	96,186
Kenneth L. Gould	Executive Vice President - Operations	2005	327,500	165,092	27,728	165,940
Charles A. Huston	Executive Vice President - Membership Relationship Management	2005	260,000	131,066	21,126	116,746

[1]	Mr. Moore resigned effective December 31, 2005.

[2]	Long Term Incentive Plan (LTIP) amount represents payout net of the cost of performance units purchased in 2003. Amount was awarded for the three year performance period ending December 31, 2005 and paid out in the first quarter of 2006.

Personnel and Compensation Committee

The Bank’s Board of Directors established a Personnel and Compensation Committee to assist the Board of Directors in matters pertaining to the employment and compensation of the President and CEO and executive officers and Bank employment and benefits programs in general. The Personnel and Compensation Committee consists of not less than five directors.

The Personnel and Compensation Committee is responsible for making recommendations to the Board of Directors regarding the compensation of the President and CEO and approving compensation of the executive officers, including base salary, merit increases, incentive compensation and other compensation and benefits. Its responsibilities include reviewing the Bank’s compensation and the compensation at the other FHLBs and other similar financial institutions that involve similar duties and responsibilities. All major components of the Bank’s executive compensation program, other than base salary are linked to annual and long term performance measures.

The Bank’s executive compensation program has three components: base salary, an annual incentive award, and long term incentive award. The two incentive award programs tie executive officer total compensation to different time periods.

The Bank’s Personnel and Compensation Committee is comprised of the following five outside directors:

•	Roger Lehmann – Chairman

•	James McKenna – Vice Chair

•	James Caldwell

•	Thomas Goldstein

•	Gerald Levy

Summary of Compensation Plans and Employment Agreements

Employment Agreement

In connection with Mr. Thomas joining the Bank on August 30, 2004, the Bank entered into an Employment Agreement with Mr. Thomas. The material terms of the agreement are as follows. Mr. Thomas’ period of employment is scheduled to end on December 31, 2007, subject to automatic one year extensions until such date as the Bank or Mr. Thomas gives notice of non-extension. Mr. Thomas is to receive an annual salary of not less than $625,000 (prorated) for 2004, $650,000 for 2005, $676,000 for 2006 and $703,040 for 2007. The Board of Directors may, in its discretion, increase the base salary from the minimum amount described above. Mr. Thomas is entitled to participate in the President’s Incentive Compensation Plan and Long Term Incentive Compensation Plan, with a minimum total incentive compensation during the period ending not later than December 31, 2007 equal to 100% of base salary for the calendar year (pro rated for any partial calendar years). The maximum total incentive compensation amount is 125% of base salary for the calendar year (pro rated for any partial calendar years). Beginning January 1, 2008, the total incentive compensation target for each calendar year will not be less than 74% of base salary.

Mr. Thomas is also entitled to reimbursement for all expenses and disbursements reasonably incurred in the performance of his employment. In addition, the Bank agreed to reimburse Mr. Thomas up to $10,000 for legal fees incurred in connection with the negotiation of his Employment Agreement. Mr. Thomas and his eligible family members are entitled to participate in any group and/or executive life, hospitalization or disability insurance plan, health program, vacation policy, pension, profit sharing, 401(k) and similar benefit plans or other fringe benefits of the Bank on terms generally applicable to the Bank’s senior executives. If Mr. Thomas chooses not to participate in the Bank’s health program, the Bank is required to pay Mr. Thomas an amount in cash equal to the premiums for the forgone health insurance coverage.

In the event the Employment Agreement is terminated by the Bank without cause or by Mr. Thomas with good reason, in lieu of any of any other severance benefits, Mr. Thomas is entitled to receive an amount equal to two (2) times his base salary as of the date of termination plus his minimum total incentive compensation as of such date. The base salary amounts are payable within ten (10) days of the date a release is executed. 50% of the total incentive compensation amount is payable on each of the first two anniversaries of the termination date. No severance is payable in connection with a non-renewal of the Employment Agreement. The Employment Agreement also provides for certain obligations to which Mr. Thomas has agreed with regard to maintaining confidential information and nonsolicitation of protected employees.

Executive Base

Each year, the base salary for the President and CEO, is determined by the Board of Directors following a recommendation from the Personnel & Compensation Committee and is based on the Committee’s review of the President and CEO’s performance, Bank performance and market data obtained from the other FHLBs and other similar financial institutions.

The Personnel and Compensation Committee also reviews the President and CEO’s recommendations of the base salaries for members of the Bank’s Management Committee. These recommendations are based on the individual performance of each Management Committee member and market data obtained from the other FHLBs and other similar financial institutions.

Annual Incentive Award

The President and CEO’s annual incentive compensation is based on the establishment of performance criteria and targets that are consistent with the Bank’s Business Plan as approved by the Board of Directors. Each year, in January, plan criteria, performance targets, and definitions of plan criteria are established by the Personnel and Compensation Committee and approved by the Board of Directors. Performance criteria may include such factors as profitability, innovation and leadership, market share, and control. Following the plan year, the President’s performance is reviewed by the Personnel and Compensation Committee and measured against the performance targets. Following this review and approval by the Board of Directors, any award made to the President and CEO is paid in cash.

The Management Incentive Compensation Plan, which covers the Bank’s Management Committee, is based on a series of performance criteria that are consistent with the Bank’s Business Plan for the year. Each year, in January, plan criteria, performance targets, and definitions of Plan Criteria are established and approved by the Personnel and Compensation Committee. Performance criteria may include such factors as: profitability, market share, control and System leadership. In addition, one or more key personal goals are established for each participant.

Following the Plan Year, both attainment of performance targets and the completion of individual performance goals are reviewed by the President and CEO and reported to the Personnel and Compensation Committee. The cash portion of any award is payable after the year-end results are reported to the Personnel and Compensation Committee and approved. Awards are paid as follows: 60% in cash and 40% is deferred and held in a Bank-maintained account.

On March 14, 2006, the Bank amended the Management Incentive Compensation Plan to add a discretionary award component of the plan for plan years beginning in 2006 which will be based upon an aggregate discretionary pool amount set annually and approved by the Personnel & Compensation Committee. The Bank also eliminated the deferral component of the award whereby 40% of the award was deferred over a two year period. Awards beginning with the 2006 plan year will be paid entirely in cash. Deferred awards from prior plan years will be fully vested and withdrawable on April 30, 2006.

Long Term Incentive Award

The Long Term Incentive Compensation Plan covers a three year performance period. A new Performance Period is established each year. As of the beginning of each performance period, the Personnel and Compensation Committee, with the approval of the Board of Directors, establishes one or more performance goals. The Personnel and Compensation Committee designates those officers who are eligible to participate in the Plan for the Performance Period.

A Participant may elect to purchase from 20% to 100% of the allocated performance units awarded in the plan. The purchase price for a performance unit is determined by the Personnel and Compensation Committee. A Participant receives three additional performance units for each performance unit purchased and is not required to pay for these additional performance units. A Participant must be actively employed by the Bank at the end of the Performance Period to be vested in these three additional Performance Units.

At the end of the Performance Period, the Personnel and Compensation Committee determines the extent to which the Performance Goals were achieved and the value of the performance unit. Final awards are approved by the Board of Directors. Under this plan, if the Bank fails to meet a minimum threshold established by the Committee, the amount paid out will be less than the amount paid in by the officer, resulting in a negative net return. Payments due for the vested performance units generally are made within ninety (90) days of the end of the Performance Period. If a Participant owns at least three hundred (300) performance units at the end of the Performance Period, the Participant may elect to defer distribution of the Performance Units. A deferral is for a period of not less than two (2) years from the applicable time of payment. Interest accrues on deferred payments from the end of the applicable Performance Period to the date of payment at a rate equal to the 90 day FHLB note.

Below is a table summarizing awards under the Plan for the Bank’s President and CEO and the named executive officers:

Long-Term Incentive Plan Award

					Estimated Future Payouts under Non-Stock Price-Based Plans
Name	Number of Units Purchased (#)	Total Number of Units (#)	Performance Period Until Maturation	Amount Purchased ($)	Threshold ($)	Target ($)	Maximum ($)
J. Mikesell Thomas [1]	—	—	—	$—	$—	$—	$—
Michael W. Moore [2]	Refunded	—	January 1, 2005 - December 31, 2007	(22,355)	—	—	—
Michael E. McFerrin	307	921	January 1, 2005 - December 31, 2007	20,185	16,885	92,100	184,200
Gnanesh Coomaraswamy	226	678	January 1, 2005 - December 31, 2007	14,860	12,430	67,800	135,600
Kenneth L. Gould	272	816	January 1, 2005 - December 31, 2007	17,884	14,960	81,600	163,200
Charles A. Huston	241	723	January 1, 2005 - December 31, 2007	15,846	13,255	72,300	144,600

[1]	Mr. Thomas elected not to participate in the 2005-2007 period plan.

[2]	Mr. Moore resigned effective December 31, 2005.

The table above reflects the total number of performance units purchased in 2005 and estimated payouts to be made in the first quarter of 2008 for the three year performance period ending December 31, 2007, based on the attainment of Bank goals at the end of the performance period. The dollar amount purchased represents the number of purchased performance units multiplied by $65.75 per unit. The total number of units represents both the number of units purchased and additional performance units to be granted at the end of the performance period.

At the end of the performance period the Personnel and Compensation Committee determines the extent to which performance goals were achieved and the value of each purchased performance unit and each granted performance unit. Purchased performance units can have a maximum value of $200, a target value of $100 and a minimum threshold value of $55. Granted performance units have a maximum value of $200, a target value of $100 and a minimum threshold value of $0.

The estimated future payouts columns reflect the value for both the purchased and granted performance units at the end of the performance period at threshold, target and maximum performance.

Retention and Severance Agreements

The Bank’s executive officers and certain other key employees were participants in the Bank’s Employee Severance and Retention Plan, which covered the period from June 30, 2004 to June 30, 2005. Under the plan, if any of the above named executive officers employed at the beginning of the period were to be terminated for other than cause, including a constructive discharge, that officer would have been entitled to receive the greater of: (1) four weeks’ base salary for each full year of calendar service, or (2) one year’s base salary. In addition, the Bank would have made COBRA payments required to continue health insurance benefits for a time period equal to the number of weeks of pay such named executive officer was entitled to receive. Effective July 1, 2005, the Bank has adopted an Employee Severance Plan, covering all Bank employees, which also continues the previously described severance benefits for these named executive officers.

Under the Bank’s Employee Severance and Retention Plan for the period from June 30, 2004 to June 30, 2005, the named executive officers were also entitled to receive a retention payment. In order to receive a retention payment, the named executive officer must have been employed continuously with the Bank during the plan period from June 30, 2004 to June 30, 2005 or the named executive officer must have been terminated other than for cause during the plan period. The retention payment was an amount equal to the named executive officer’s target award percentage payable under the Bank’s Management Incentive Compensation Plan. The retention payment was accrued on a pro-rata basis over the 12 month period and was paid out on June 30, 2005.

Retirement Plans

For a description of the Bank’s retirement plans, see “Note 17—Employee Retirement Plans.”

The following table shows estimated annual benefits payable from the Financial Institutions Retirement Plan and Benefit Equalization Plan combined upon retirement at age 65 and calculated in accordance with the formula currently in effect for specified years-of-service and remuneration classes for the executive officers participating in both plans.

Pension Plan Table

	Years of Service
Remuneration	15	20	25	30	35
300,000	101,250	135,000	168,750	202,500	236,250
400,000	135,000	180,000	225,000	270,000	315,000
500,000	168,750	225,000	281,250	337,500	393,750
600,000	202,500	270,000	337,500	405,000	472,500
700,000	236,250	315,000	393,750	472,500	551,250
800,000	270,000	360,000	450,000	540,000	630,000
900,000	303,750	405,000	506,250	607,500	708,750
1,000,000	337,500	450,000	562,500	675,000	787,500
1,100,000	371,250	495,000	618,750	742,500	866,250
1,200,000	405,000	540,000	675,000	810,000	945,000
1,300,000	438,750	585,000	731,250	877,500	1,023,750

Compensation is the average annual salary (base and bonus) for the five consecutive years of highest salary during benefit service. The formula for determining normal retirement allowance is 2.25% times the number of years of credit service times the highest five-year average salary.

The covered executive officers have approximately the following years of credit service as of December 31, 2005:

Years of Credit Service
J. Mikesell Thomas	0.8
Michael W. Moore [1]	13.4
Michael E. McFerrin	11.0
Gnanesh Coomaraswamy	11.8
Kenneth L. Gould	13.4
Charles A. Huston	13.5

[1]	Mr. Moore resigned effective December 31, 2005.

The regular form of retirement benefits is a straight-line annuity including a lump-sum retirement death benefit. Retirement benefits are not subject to any deductions for Social Security benefits or other offset amounts.

Compensation Committee Interlocks and Insider Participation

No member of the Bank’s Personnel and Compensation Committee has at any time been an officer or employee of the Bank. No Executive Officer of the Board serves as a member of the Board of Directors or the Personnel and Compensation Committee of the Bank.

Compensation of Directors

The Bank has established a policy governing the compensation and travel reimbursement provided its Board of Directors. The goal of the policy is to compensate members of the Board of Directors for work performed on behalf of the Bank. Under this policy, compensation is comprised of per-meeting fees which are subject to an annual cap established by the GLB Act. The fees compensate Directors for time spent reviewing materials sent to them on a periodic basis by the Bank, for preparing for meetings, for participating in any other activities for the Bank and for actual time spent attending the meetings of the Board or its committees. Directors are also reimbursed for reasonable Bank-related travel expenses. Total Directors’ fees paid by the Bank during 2005, 2004 and 2003 were $211,104, $289,580 and $274,586, respectively. Total Directors’ travel expenses paid by the Bank were $93,726, $73,341 and $46,441, respectively.

The following table sets forth the per-meeting fees and the annual caps established for 2006 and 2005:

	2006		2005
	Per Meeting Fee	Annual Cap	Per Meeting Fee	Annual Cap
Chair	$4,300	$29,357	$4,200	$28,364
Vice-chair	3,500	23,486	3,400	22,692
Other members	2,700[1]	17,614	2,600[2]	17,019

[1]	This fee is $2,900 for a member that is chairing one or more committee meetings.

[2]	This fee is $2,700 for a member that is chairing one or more committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Bank is cooperatively owned. Its members own the outstanding capital stock of the Bank, and a majority of the directors of the Bank are elected by and from the membership. The exclusive voting rights of members are for the election of ten of the Bank’s directors who represent the members. Each member is eligible to vote for the number of open director seats in the state in which its principal place of business is located. The number of votes that any member may cast for any one directorship is based on the level of Bank capital stock held, but shall not exceed the average number of shares of Bank capital stock that were required to be held by all the members in that state as of December 31 of the preceding calendar year. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

The Bank does not offer any compensation plan under which capital stock of the Bank is authorized for issuance. Ownership of the Bank’s capital stock is concentrated entirely within the financial services industry, and is stratified across various institution types. No Bank officer, manager or employee is eligible to own capital stock in the Bank.

The majority of the Bank’s Board of Directors is elected from the membership of the Bank and these elected directors are officers of member institutions that own the Bank’s capital stock. The member institutions and directors are listed in the following table. The Bank’s directors do not own the Bank’s capital stock.

The following table sets forth information about those members that are beneficial owners of more than 5% of the Bank’s outstanding capital stock as of December 31, 2005:

(Dollars in millions)

	December 31, 2005
Member	Capital Stock	% of Total
LaSalle Bank N.A.	$311	7.8%
One Mortgage Partners Corp. [1]	306	7.7%

Total	$617	15.5%

[1]	Bank One, NA was acquired by JPMorgan Chase, an out-of-district financial institution, in 2004. The capital stock of Bank One, NA was transferred to its subsidiary, One Mortgage Partners Corp., which remains an in-district member whose ultimate parent is JP Morgan Chase.

Capital Stock outstanding as of January 31, 2006 for Member Institutions whose

Officers served as a Director of the Bank as of February 28, 2006.

(Dollars in millions)

Institution Name and Address	Director Name	Capital Stock	Percent of Total Capital Stock

LaSalle Bank, N.A. 135 South LaSalle Street Ste 260 Chicago, IL 60603	Thomas M. Goldstein	$310.6	7.8%

Guaranty Bank 400 West Brown Deer Rd Brown Deer, WI 53209	Gerald J. Levy	47.0	1.2

North Shore Bank, FSB 15700 West Bluemound Road Brookfield, WI 53005	James F. McKenna	13.2	n/a

Busey Bank 201 West Main Street Urbana, IL 61801	P. David Kuhl	8.9	n/a

Baylake Bank 217 N. 4th Avenue Sturgeon Bay, WI 54235	Thomas L. Herlache	8.1	n/a

First Citizens State Bank 207 West Main Street Whitewater, WI 53190	James K. Caldwell	5.1	n/a

McHenry Savings Bank 353 Bank Drive McHenry, IL 60050	Kathleen E. Marinangel	4.9	n/a

The Harvard State Bank 35 North Ayer Street Harvard, IL 60033	Roger L. Lehmann	0.7	n/a

Illinois National Bank 322 East Capitol Ave Springfield, IL 62701	Richard K. McCord	0.4	n/a

n/a = not	applicable as amount is less than 1%

Item 13.	Certain Relationships and Related Transactions

The Bank is a cooperative. Capital stock ownership is a prerequisite to transacting any member business with the Bank. Members and former members own all the capital stock of the Bank. The majority of the directors of the Bank are elected by members. The Bank conducts its advances and the MPF Program almost exclusively with members. Therefore, in the normal course of business, the Bank extends credit to members whose officers and directors may serve as directors of the Bank. The Bank extends credit to members whose officers or directors may serve as directors of the Bank on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds and mortgage-backed securities from members (or affiliates of members) whose officers or directors serve as directors of the Bank. All investments are market rate transactions and all mortgage-backed securities are purchased through securities brokers or dealers. As an additional service to its members, including those whose officers or directors serve as directors of the Bank, the Bank may enter into interest rate derivatives with members and offset these derivatives with non-member counterparties. These transactions are executed at market rates. See “Note 22—Transactions with Related Parties and Other FHLBs.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank by its external accounting firm:

(Dollars in thousands)

	For the Years Ended December 31,
	2005	2004
Audit fees	$1,506	$762
Audit related fees	368	211
All other fees	—	70

Total fees	$1,874	$1,043

Audit fees during the two years ended December 31, 2005 were for professional services rendered for the audits of the financial statements of the Bank. Audit related fees for the two years ended December 31, 2005 were for assurance and related services primarily related to accounting and Sarbanes-Oxley implementation consultations and the Bank’s SEC registration.

No tax related fees were paid during the two years ended December 31, 2005. All other fees paid during the two years ended December 31, 2005 were for services rendered for information system related consulting on the Bank’s hedge accounting user system. No fees were paid to the external accounting firm for financial information system design and implementation.

The Bank’s Audit Committee has adopted the Pre-approval of Audit and Non-Audit Services Policy (the “Policy”). In accordance with the Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by its independent auditor. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months. Under the Policy, the Audit Committee may delegate pre-approval authority to one or more of its members. Members who are delegated such authority are required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits

Exhibit No.	Description

3.1	Federal Home Loan Bank of Chicago Charter*

3.2	Federal Home Loan Bank of Chicago Bylaws*

10.1	Lease for Lincoln-Carlyle Illinois Center & FHLBC dated 12/31/97-7/31/11*

10.1.1	First Amendment to Lease (12/15/2000)*

10.1.2	Second Amendment to Lease (10/29/2003)*

10.2	Advances, Collateral Pledge and Security Agreement*

10.3	Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated June 30, 2004*

10.3.1	Amendment No. 1 to Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated October 18, 2005*

10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase]*

10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only]*

10.6	MPF Investment & Services Agreement between FHLB Boston and FHLBC dated 4/20/00*

10.6.1	First Amendment to Mortgage Partnership Finance Investment & Services Agreement*

10.6.2	Second Amendment to Mortgage Partnership Finance Investment & Services Agreement*

10.6.3	Third Amendment to Mortgage Partnership Finance Investment & Services Agreement*

10.6.4	Fourth Amendment to Mortgage Partnership Finance Investment & Services Agreement*

10.7	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement*

10.7.1	First Amendment to Liquidity Option and Master Participation Agreement*

10.7.2	Second Amendment to Liquidity Option and Master Participation Agreement*

10.8	Employment Agreement between the Chicago Federal Home Loan Bank and J. Mikesell Thomas dated August 30, 2004*

10.8.1	Federal Home Loan Bank of Chicago President’s Incentive Compensation Plan*

10.8.2.1	Federal Home Loan Bank of Chicago Management Incentive Compensation Plan, as of March 15, 2005*

10.8.2.2	Federal Home Loan Bank of Chicago Management Incentive Compensation Plan, as of March 14, 2006

10.8.3	Federal Home Loan Bank of Chicago Long Term Incentive Compensation Plan*

10.8.4	Federal Home Loan Bank of Chicago Benefit Equalization Plan*

10.8.5	Federal Home Loan Bank of Chicago Employee Severance and Retention Plan*

Exhibit No.	Description

10.8.6	Federal Home Loan Bank of Chicago Employee Severance Plan*

10.8.7	Federal Home Loan Bank of Chicago board of Directors 2005 Compensation Policy*

10.8.8	Federal Home Loan Bank of Chicago Board of Directors 2006 Compensation Policy

24	Power of Attorney (included on the signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the Form 10 Registration Statement filed on December 14, 2005 and incorporated herein by reference.

Below is a list of acronyms and terms used throughout this report. Other terms used in the report but not defined below are defined in the report.

Glossary of Terms

AHP -	Affordable Housing Program.

AMA -	acquired member assets.

CE -	credit enhancement.

CE Amount -	The PFI’s credit enhancement obligation, which arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each Master Commitment.

CEP Amount -	The direct liability to pay credit losses incurred with respect to a Master Commitment or may require the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the Master Commitment. The PFI may also contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment.

CFI -	Community Financial Institution.

CIP -	Community Investment Program.

CMO -	collateralized mortgage obligation.

Collateral Package -	Promissory note and certain other relevant documents delivered to the designated custodian.

CO (bonds and discount notes) -	FHLB debt instruments which are joint and several obligations of all FHLBs; issued by the Office of Finance.

Delivery Commitments -	Mandatory commitment of the PFI to sell or originate eligible mortgage loans.

Fannie Mae -	Federal National Mortgage Association.

FHLB Act -	The Federal Home Loan Bank Act of 1932, as amended.

FHLBs -	The twelve Federal Home Loan Banks or subset therof.

Finance Board -	The Federal Housing Finance Board. The Bank is supervised and regulated by the Finance Board, which is an independent federal agency in the executive branch of the United States government.

FIRREA -	Financial Institutions Reform, Recovery and Enforcement Act of 1989.

Fitch -	Fitch Ratings, Inc.

FLA -	first loss account.

Freddie Mac -	Federal Home Loan Mortgage Corporation.

GAAP -	Accounting principles generally accepted in the United States of America.

Ginnie Mae -	Government National Mortgage Association.

GLB Act -	Gramm Leach-Bliley Act of 1999

GSE -	Government sponsored enterprise.

HOEPA -	Home Ownership and Equity Protection Act.

HUD -	Department of Housing and Urban Development.

LIBOR -	London Interbank Offered Rate.

LTV -	Loan-to-value ratio.

Master Commitment -	Pool of MPF Loans purchased or funded by an MPF Bank.

MBS -	Mortgage-backed security.

MI -	Mortgage Insurance.

Moody’s -	Moody’s Investors Service.

MPF -	Mortgage Partnership Finance.

MPF Guides -	MPF Origination Guide and MPF Servicing Guide.

MPF Provider -	The Federal Home Loan Bank of Chicago, in its role of providing programmatic and operational support to the MPF Banks and their PFIs.

NRSRO -	Nationally Recognized Statistical Rating Organization.

OAS -	option adjusted spread.

OCI -	other comprehensive income.

Office of Finance -	A joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations.

PFI -	Participating Financial Institution. A PFI is a member (or eligible housing associate) of an MPF Bank that has applied to and been accepted to do business with its MPF Bank under the MPF Program.

REFCORP -	Resolution Funding Corporation.

Regulatory Capital -	Total capital stock plus mandatorily redeemable capital stock plus retained earnings.

Regulatory Capital Ratio -	Regulatory capital divided by total year-end assets.

REMIC -	Real Estate Mortgage Investment Conduit.

ROE -	Return on equity (Net income for the period divided by average equity during the period).

S&P -	Standard and Poor’s Rating Service.

SEC -	Securities and Exchange Commission.

SFAS -	Statement of Financial Accounting Standards.

SFAS 133 -	“Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”

SMI -	Supplemental Mortgage Insurance.

System -	The Federal Home Loan Bank System consisting of the twelve Federal Home Loan Banks, the Finance Board and the Office of Finance.

Voluntary Capital Stock -	Capital stock held by members in excess of their statutory requirement.

Voluntary Capital Stock Ratio -	Voluntary capital stock divided by regulatory capital.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago

/s/ J. MIKESELL THOMAS
By:	J. Mikesell Thomas
Title:	President and Chief Executive Officer

Date: March 30, 2006

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director’s capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2005, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mikesell Thomas J. Mikesell Thomas	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Roger D. Lundstrom Roger D. Lundstrom	Executive Vice President - Financial Information (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006

*/s/ James K. Caldwell James K. Caldwell	Chairman of the Board of Directors	March 30, 2006

*/s/ P. David Kuhl P. David Kuhl	Vice Chairman of the Board of Directors	March 30, 2006

*/s/ Thomas M. Goldstein Thomas M. Goldstein	Director	March 30, 2006

*/s/ Terry W. Grosenheider Terry W. Grosenheider	Director	March 30, 2006

S-1

Signature	Title	Date

*/s/Thomas L. Herlache Thomas L. Herlache	Director	March 30, 2006

*/s/Alex J. LaBelle Alex J. LaBelle	Director	March 30, 2006

*/s/Roger L. Lehmann Roger L. Lehmann	Director	March 30, 2006

*/s/Gerald J. Levy Gerald J. Levy	Director	March 30, 2006

*/s/Kathleen E. Marinangel Kathleen E. Marinangel	Director	March 30, 2006

*/s/Richard K. McCord Richard K. McCord	Director	March 30, 2006

*/s/James F. McKenna James F. McKenna	Director	March 30, 2006

* By: /s/Peter E. Gutzmer Peter E. Gutzmer Attorney-in-fact		March 30, 2006

S-2

Federal Home Loan Bank of Chicago

2005 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of Chicago

In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, the Bank changed its method of accounting for amortization of deferred loan origination fees and premiums and discounts paid to and received on mortgage loans under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, on January 1, 2004. As discussed in Note 15, the Bank adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on January 1, 2004.

Chicago, Illinois

March 29, 2006

Statements of Condition

(In millions, except par value)

	December 31,
	2005	2004
Assets
Cash and due from banks	$33	$21
Federal funds sold and securities purchased under agreements to resell	6,945	5,128
Investment securities -
Trading ($431 and $477 pledged in 2005 and 2004)	1,087	760
Available-for-sale ($777 and $706 pledged in 2005 and 2004)	1,790	1,530
Held-to-maturity ($149 and $227 pledged in 2005 and 2004)	7,893	6,561
Advances	24,921	24,192
MPF Loans held in portfolio, net of allowance for loan losses of $1 and $5 in 2005 and 2004	42,005	46,920
Accrued interest receivable	336	318
Derivative assets	232	153
Software and equipment, net	49	63
Other assets	55	63

Total Assets	$85,346	$85,709

Liabilities and Capital
Liabilities
Deposits -
Interest-bearing ($12 and $13 from other FHLBs in 2005 and 2004)	$951	$1,148
Non-interest bearing	106	75

Total deposits	1,057	1,223

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	16,778	16,872
Bonds	61,118	60,876

Total consolidated obligations, net	77,896	77,748

Accrued interest payable	551	514
Mandatorily redeemable capital stock	222	11
Derivative liabilities	136	199
AHP assessment payable	78	82
REFCORP assessment payable	12	43
Other liabilities	56	63

Total Liabilities	81,208	81,083

Commitments and contingencies (Note 21)
Capital
Capital stock - Putable ($100 par value) issued and outstanding shares - 38 million and 43 million shares in 2005 and 2004	3,759	4,292
Retained earnings	525	489
Accumulated other comprehensive income (loss)	(146)	(155)

Total Capital	4,138	4,626

Total Liabilities and Capital	$85,346	$85,709

The accompanying notes are an integral part of these financial statements.

Statements of Income

(In millions)

	For the Years Ended December 31,
	2005	2004	2003
Interest income	$3,543	$3,210	$2,733
Interest expense	3,043	2,506	1,939

Net interest income before allowance for credit losses on loans	500	704	794
Provision (release of allowance) for credit losses on loans	(3)	—	—

Net interest income after allowance for credit losses on loans	503	704	794

Non-interest income (loss) -
Trading securities	(37)	(28)	(56)
Sale of available-for-sale securities	(3)	(22)	(36)
Derivatives and hedging activities	(16)	(127)	(139)
Early extinguishment of debt transferred to other FHLBs	7	45	106
Other, net	11	5	12

Total non-interest income (loss)	(38)	(127)	(113)

Non-interest expense -
Compensation	55	45	36
Professional service fees	15	22	10
Amortization and depreciation of software and equipment	18	13	10
MPF Program expense	6	10	9
Finance Board and Office of Finance expenses	5	5	4
Other expense	33	26	17

Total non-interest expense	132	121	86

Income before assessments	333	456	595

Assessments -
Affordable Housing Program	28	41	49
Resolution Funding Corporation	61	91	109

Total assessments	89	132	158

Income before cumulative effect of change in accounting principle	244	324	437
Cumulative effect of change in accounting principle (Note 8)	—	41	—

Net Income	$244	$365	$437

The accompanying notes are an integral part of these financial statements.

Statements of Capital

(In millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value
Balance, December 31, 2002	31	$3,125	$169	$71	$3,365
Comprehensive income -
Net Income			437		437
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(7)	(7)
Net unrealized gain (loss) on hedging activities				(32)	(32)

Total other comprehensive income (loss)			—	(39)	(39)

Total comprehensive income			437	(39)	398
Proceeds from issuance of capital stock	14	1,366			1,366
Redemption of capital stock	(5)	(556)			(556)
Stock dividends on capital stock	2	220	(220)		—

Balance, December 31, 2003	42	$4,155	$386	$32	$4,573
Comprehensive income -
Earnings before cumulative effect of change in accounting principle			324		324
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(9)	(9)
Net unrealized gain (loss) on hedging activities				(178)	(178)

Total other comprehensive income (loss)			—	(187)	(187)

Total comprehensive income			324	(187)	137
Proceeds from issuance of capital stock	11	1,090			1,090
Reclassification of capital stock to mandatorily redeemable	(12)	(1,215)			(1,215)
Cumulative effect of change in accounting principle			41		41
Stock dividends on capital stock	2	262	(262)		—

Balance, December 31, 2004	43	$4,292	$489	$(155)	$4,626
Comprehensive income -
Net Income			244		244
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(5)	(5)
Net unrealized gain (loss) on hedging activities				14	14

Total other comprehensive income (loss)			—	9	9

Total comprehensive income			244	9	253
Proceeds from issuance of capital stock	9	941			941
Reclassification of capital stock to mandatorily redeemable	(16)	(1,682)			(1,682)
Stock dividends on capital stock	2	208	(208)		—

Balance, December 31, 2005	38	$3,759	$525	$(146)	$4,138

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

(In millions)

	For the Years Ended December 31,
	2005	2004	2003
Operating Activities -
Net Income	$244	$365	$437
Cumulative effect of change in accounting principle	—	(41)	—

Income before cumulative effect of change in accounting principle	244	324	437

Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities -
Amortization of premiums, discounts and bond concession fees	144	255	349
Amortization and depreciation of software and equipment	18	13	10
Software impairment	10	—	—
Provision (release of allowance) for credit losses on loans	(3)	—	—
Available-for-sale securities (gains) losses	3	22	36
Change in net fair value adjustment on trading, derivatives and hedging activities	(25)	227	(290)
Early extinguishment of debt transferred to other FHLBs	(7)	(45)	(106)
Net change in -
Trading securities	(355)	20	1,368
Accrued interest receivable	(24)	15	(41)
Other assets	(49)	(73)	(31)
Accrued interest payable	38	12	101
AHP assessments payable	(4)	10	27
REFCORP assessments payable	(31)	10	21
Other liabilities	(8)	1	(511)

Total adjustments	(293)	467	933

Net cash provided by (used in) operating activities	(49)	791	1,370

Investing activities -
Net change in -
Federal funds sold and securities purchased under agreements to resell	(1,817)	314	(1,617)
Advances -
Made	(23,109)	(23,914)	(26,240)
Proceeds	22,126	25,814	24,399
MPF Loans -
Purchases	(2,056)	(4,505)	(17,476)
Purchases from other FHLB’s	(2,094)	(5,117)	(20,850)
Proceeds	8,913	10,165	16,696
Held-to-maturity securities -
Purchases	(2,696)	(2,866)	(2,277)
Proceeds	1,361	1,857	2,748
Available-for-sale securities -
Purchases	(1,308)	(3,743)	(2,864)
Proceeds	1,041	2,373	3,277
Proceeds from sales to other FHLBs	—	—	323
Proceeds from sale of foreclosed assets	59	73	16
Capital expenditures for software and equipment	(14)	(14)	(40)

Net cash provided by (used in) investing activities	406	437	(23,905)

(Continued on following page)

Statements of Cash Flows

(Continued from previous page)

(In millions)

	For the Years Ended December 31,
	2005	2004	2003
Financing Activities -
Net change in -
Deposits	$(164)	$(1,110)	$(657)
Deposits from other FHLBs	(2)	(14)	(42)
Securities sold under agreement to repurchase	—	—	(199)
Net proceeds from issuance of consolidated obligations -
Discount notes	429,961	460,664	357,406
Bonds	17,336	24,746	46,310
Payments for maturing and retiring consolidated obligations -
Discount notes	(430,062)	(464,279)	(351,478)
Bonds	(15,771)	(16,758)	(23,251)
Transfer of bonds to other FHLBs	(1,113)	(4,346)	(6,364)
Proceeds from issuance of capital stock	941	1,090	1,366
Payments and redemptions for mandatorily redeemable shares	(1,471)	(1,204)	(556)

Net cash (used in) provided by financing activities	(345)	(1,211)	22,535

Net increase (decrease) in cash and due from banks	12	17	—
Cash and due from banks at beginning of year	21	4	4

Cash and due from banks at end of year	$33	$21	$4

Supplemental Disclosures -
Interest paid	$3,006	$2,493	$2,010
AHP assessments paid	32	31	22
REFCORP assessments paid	92	81	88
Capital stock reclassed to mandatorily redeemable	1,682	1,215	—

Notes to Financial Statements

Background

The Bank is a federally chartered corporation and is one of twelve Federal Home Loan Banks (“FHLBs”) which, with the Federal Housing Finance Board (“Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank system (the “system”). The mission of the FHLB system is to safely and soundly support residential mortgage finance through a variety of programs and services, primarily credit programs for their financial institution membership, so that their members can provide economical residential mortgage financing, in all phases of widely varying financial and economic cycles. The Bank provides credit to its members principally in the form of advances and to Participating Financial Institutions (PFIs) through the MPF Program, under which the Bank, in partnership with its PFIs, provides funding for home mortgage loans. In addition, the Bank also invests in other Acquired Member Assets (AMA) such as MPF Shared Funding securities. AMA are assets acquired from or through FHLB members or eligible housing associates by means of either a purchase or a funding transaction, subject to Finance Board regulations. These instruments help the Bank accomplish its mission of supporting housing finance throughout the United States.

All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions and community financial institutions (“CFIs”) are eligible to apply for membership in the FHLBs. Each FHLB has members in a specifically defined geographic district. The Bank’s defined geographic district is the states of Illinois and Wisconsin. The Bank is a member owned cooperative which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Former members own the remaining capital stock. Members must own capital stock in the Bank based on the amount of their total assets. As a result of these requirements, the Bank conducts business with related parties in the normal course of business. See Note 22 for more information.

The FHLBs and the Office of Finance are supervised and regulated by the Finance Board which is an independent federal agency in the executive branch of the United States government. The Finance Board ensures that the FHLBs carry out their housing finance mission, remain adequately capitalized and are able to raise funds in the capital markets and operate in a safe and sound manner. Also, the Finance Board establishes policies and regulations covering certain operations of the FHLBs. Each FHLB operates as a separate entity with its own management, employees, and board of directors.

The Bank’s primary source of funds are the proceeds from the sale to the public of the FHLB’s debt instruments (“consolidated obligations”) which are, by Finance Board regulation, the joint and several obligations of all the FHLBs. Additional funds are provided by deposits, securities purchased under agreement to resell and capital stock purchased by members. The Bank primarily uses these funds to provide advances to members and to fund or purchase mortgage loans from PFIs through the MPF Program. Deposits are received from both member and non-member financial institutions and federal instrumentalities. The Bank also provides members and non-members with operating services such as safekeeping, collection, and settlement services.

Notes to Financial Statements (continued)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accounting and financial reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing industry practices. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, expenses and disclosures of contingent assets and liabilities. Actual results could differ from those estimates. In addition, certain amounts in the prior period have been reclassified to conform to the current presentation.

Consolidation - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), a new interpretation on consolidation accounting. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46-R”) to address various technical corrections and implementation issues that had arisen since the issuance of FIN 46. Application of FIN 46-R to the Bank is limited to the MPF Shared Funding® securities and certain investments in Mortgage Backed Securities (“MBSs”). In regards to the Shared Funding Program, the Bank currently holds two MPF Shared Funding securities which it believes was issued by qualifying special purpose entities (QSPE) that are sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase. A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. A QSPE must meet certain criteria in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities a replacement of FASB Statement 125” (“SFAS 140”) to be considered a QSPE. FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. The Bank meets this scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in the MPF Shared Funding securities. Further, even if the special purpose entities were not QSPEs, the Bank would not consolidate under FIN46-R because it holds the senior rather than residual interest in the securities. The securities are classified as held-to-maturity and are not publicly traded or guaranteed by any of the FHLBs.

Cash Flows - For purposes of the statements of cash flows, the Bank considers cash and due from banks as cash and cash equivalents.

Significant Accounting Policies - The following table identifies the Bank’s significant accounting policies and the Note where a detailed description of each policy can be found:

Federal Funds Sold and Securities Purchased Under Agreements to Resell	Note 5	Page F-12
Investment Securities	Note 6	Page F-13
Advances	Note 7	Page F-20
MPF Loans Held in Portfolio	Note 8	Page F-22
Allowance for Loan Losses	Note 9	Page F-25
Software and Equipment	Note 10	Page F-27
Consolidated Obligations	Note 13	Page F-28
Assessments	Note 14	Page F-32
Capital Stock and Mandatorily Redeemable Capital Stock	Note 15	Page F-33
Finance Board and Office of Finance Expenses	Note 16	Page F-36
Employee Retirement Plans	Note 17	Page F-36
Derivatives and Hedging Activities	Note 18	Page F-39
Segment Information	Note 19	Page F-46
Estimated Fair Values	Note 20	Page F-46
Commitments and Contingencies	Note 21	Page F-49
Transactions with Related Parties and Other FHLBs	Note 22	Page F-50

Notes to Financial Statements - (Continued)

Note 2 - Recently Issued Accounting Standards & Interpretations

SFAS 155 - On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Derivatives Implementation Group (“DIG”) Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” (“DIG Issue D1”). SFAS 155 amends FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities”, to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed under certain circumstances. Prior period restatement is not permitted. The Bank has not yet decided whether it will early adopt SFAS 155 and is still assessing the impact of this change in accounting.

FSP FAS 115-1 and FAS 124-1 – On November 3, 2005, the FASB published FASB Staff Position (“FSP”) on FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of impairment loss. The FSP indicates that existing FASB and SEC guidance should be used to determine whether impairment is other-than-temporary. The FSP clarifies that an investor should recognize impairment when impairment is other than temporary even if a decision to sell a specific investment has not been made and provides impairment guidance on cost-method investments. The FSP also requires quantitative and qualitative disclosures related to unrealized losses that support why such unrealized losses are not other than temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and earlier application is permitted. The FSP did not have a material effect on the Bank’s results of operations or financial condition.

DIG Issue B38 and DIG Issue B39 – On June 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) Issue B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” and DIG Issue B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” DIG Issue B38 addresses an issue when applying SFAS 133, paragraph 12(c) to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 became effective for periods beginning after December 15, 2005. DIG Issues B38 and B39 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

SFAS 154 – On May 5, 2005 the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. In general, SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.

Retrospective application is the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. The Bank does not expect this statement to have a material impact on its financial condition or results of operations.

Adoption of SOP 03-3 – The American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer in December 2003. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires that subsequent decreases in expected cash flows be

Notes to Financial Statements - (Continued)

recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carryover of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. The Bank adopted SOP 03-3 as of January 1, 2005. The new rules did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

Note 3 – Interest Income and Interest Expense

Details of interest income and interest expense for the years ended December 31, 2005, 2004 and 2003 were as follows:

(In millions)

	For the Years Ended December 31,
	2005	2004	2003
Interest Income -
MPF Loans held in portfolio	$2,206	$2,321	$1,889
Credit enhancement fees	(46)	(51)	(39)

MPF Loans held in portfolio, net	2,160	2,270	1,850
Advances	805	554	555
Securities purchased under agreements to resell	12	6	5
Federal funds sold	216	85	43
Investment securities -
Trading	53	55	69
Available-for-sale	47	33	32
Held-to-maturity	250	207	179

Total interest income	3,543	3,210	2,733

Interest Expense -
Consolidated obligation -
Notes	540	286	204
Bonds	2,408	2,165	1,670

Total consolidated obligations	2,948	2,451	1,874
Deposits	35	22	35
Deposits from other FHLBanks for MPF Program	1	—	1
Securities sold under agreements to repurchase	57	31	29
Mandatorily redeemable capital stock	2	2	—

Total interest expense	3,043	2,506	1,939

Net Interest Income before allowance for credit losses on loans	$500	$704	$794
Provision (release of allowance) for credit losses on loans	(3)	—	—

Net interest income after allowance for credit losses on loans	$503	$704	$794

Notes to Financial Statements - (Continued)

Note 4 – Cash and Due from Banks

Compensating Balances - The Bank maintains compensating balances based upon average daily collected cash balances with various commercial banks in consideration for certain services. There are no legal restrictions under these agreements as to the withdrawal of funds. The Bank maintained average compensating balances of $1 million for each of the years ended December 31, 2005 and 2004.

In addition, the Bank maintained average collected balances with various Federal Reserve Banks and branches of $27 million and $23 million for the years ended December 31, 2005 and 2004, respectively. The Bank was required to maintain minimum average daily clearing balances of $2 million for the years ended December 31, 2005 and 2004. These are required clearing balances and may not be withdrawn; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve.

Pass-through Deposit Reserves - The Bank acts as a pass-through correspondent for some of its member institutions that are required to deposit reserves with the Federal Reserve Banks. The amount shown as cash and due from banks includes pass-through deposit reserves with Federal Reserve Banks of $27 million and $20 million at December 31, 2005 and 2004, respectively. Member reserve balances are included in deposits in the statements of condition.

Note 5 – Federal Funds Sold and Securities Purchased Under Agreements to Resell

The Bank utilizes federal funds sold and securities purchased under agreements to resell as a means of investing excess funds on a short-term basis. Federal funds sold are reflected on the statements of condition at cost. The Bank had Federal funds sold of $6.6 billion and $4.7 billion at December 31, 2005 and 2004, respectively.

The Bank records securities purchased under agreements to resell as collateralized financings, which are carried at the amounts the securities will be subsequently sold, plus accrued interest. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty is required to place an equivalent amount of additional securities in safekeeping in the name of the Bank or the dollar value of the resale agreement will be decreased accordingly. At both December 31, 2005 and 2004, the fair value of collateral accepted by the Bank in connection with these activities was $390 million. Of the total collateral pledged at both December 31, 2005 and 2004, the entire amount was permitted to be sold or repledged by the Bank.

Notes to Financial Statements - (Continued)

Note 6 – Investment Securities

The Bank maintains a portfolio of investment securities for liquidity and asset-liability management purposes and to provide additional earnings. Purchases and sales of securities are recorded on a trade date basis. Upon acquisition, the Bank determines and documents the classification of the security acquired as trading, available-for-sale or held-to-maturity. Securities classified as trading are held for liquidity purposes. Classification as held-to-maturity requires that the Bank have both the intent and ability to hold the security to maturity. The sale or transfer of a held-to-maturity security due to changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Once the classification is determined, transfers between categories (e.g., transfers from trading to available-for-sale) are rare.

The Bank had two occurrences during 2003 in which securities classified as held-to-maturity were sold. In the first occurrence Standard and Poor’s stated they would no longer rate future issuances of this specific security. The second occurrence was precipitated due to a downgrade of the investment by Moody’s from “Aaa” to “Baa1”. The Bank’s policy outlines that securities held must be rated “Aa” or above by Moody’s or “AA” or above by Standard and Poor’s. Both of these events provided evidence of a significant deterioration in the issuers’ creditworthiness. As a result of these downgrades, the Bank liquidated these securities at a gain of $0.4 million.

Held-to-maturity securities are carried at amortized cost while available-for-sale and trading securities are carried at fair value. Changes in fair value are immediately recognized into other income on trading securities while changes in fair value on available-for-sale securities are recognized into accumulated other comprehensive income (“OCI”). The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the constant effective interest (i.e., level-yield) method over the estimated lives of the securities, based on anticipated prepayments. If a difference arises between the prepayments anticipated and actual prepayments received, the Bank recalculates the effective yield to reflect actual payments to date and anticipated future payments. The Bank computes the amortization and accretion of premiums and discounts on other securities using the constant effective interest method to the contractual maturity of the securities.

The Bank determines whether a decline in an individual security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis or sooner if a loss triggering event occurs. The Bank also determines whether other-than-temporary impairment has occurred as a result of it being unable to collect all amounts due according to the contractual terms of a security not impaired at acquisition. The Bank considers several factors when determining whether other-than-temporary impairment has occurred. These factors include, but are not limited to, the creditworthiness of the issuer and the underlying collateral; the length of time and extent that fair value has been less than amortized cost, the Bank’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If it is determined that other-than-temporary impairment exists, the security is written down to its new cost basis and a loss is recognized in other income in the statements of income.

Gains and losses on sales of securities are determined using the specific identification method and are included in other income. Securities issued by government sponsored enterprises (“GSE”) are not guaranteed by the U.S. federal government.

Notes to Financial Statements - (Continued)

Trading Securities

Trading securities as of December 31, 2005 and 2004 were as follows:

(In millions)

	December 31,
	2005		2004
	Fair Value	Yield	Fair Value	Yield
Government-sponsored enterprises	$985	4.80%	$585	5.01%
Consolidated obligations of other FHLBs	26	4.55%	72	8.78%
Mortgage-backed securities:
Government-sponsored enterprises	40	4.79%	53	4.77%
Government-guaranteed	8	4.49%	11	4.50%
Privately issued MBS	28	6.42%	39	6.42%

Total trading securities	$1,087	4.83%	$760	5.39%

The net gains (losses) on trading securities for the years ended December 31, 2005, 2004 and 2003 were as follows:

(In millions)

	For the Year Ended December 31,
	2005	2004	2003
Net realized gain (loss)	$(1)	$15	$14
Net unrealized gain (loss)	(36)	(43)	(70)

Net gain (loss) on trading securities	$(37)	$(28)	$(56)

Notes to Financial Statements - (Continued)

Available-for-Sale Securities

The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2005 and 2004 were as follows:

(In millions)

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Yield
Government-sponsored enterprises	$980	$—	$(5)	$975	3.50%
Mortgage-backed securities:
Government-sponsored enterprises	81	—	(4)	77	4.66%
Other	737	1	—	738	3.81%

Total available-for-sale securities	$1,798	$1	$(9)	$1,790	3.68%

(In millions)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Yield
Government-sponsored enterprises	$901	$—	$(5)	$896	2.58%
Mortgage-backed securities:
Government-sponsored enterprises	93	1	(2)	92	4.67%
Other	542	—	—	542	2.36%

Total available-for-sale securities	$1,536	$1	$(7)	$1,530	2.63%

Maturity Terms - The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity at December 31, 2005 and 2004 are shown below. Expected maturities of some securities and mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment fees.

(In millions)

	December 31,
	2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of Maturity
Due in one year or less	$406	$405	$336	$334
Due after one year through five years	565	561	513	510
Due after five years through ten years	9	9	52	52

	980	975	901	896
Mortgage-backed securities:
Government-sponsored enterprises	81	77	93	92
Other	737	738	542	542

Total available-for-sale securities	$1,798	$1,790	$1,536	$1,530

The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $1 million at both December 31, 2005 and 2004.

Notes to Financial Statements - (Continued)

Interest Rate Payment Terms - The following amortized cost table details interest rate payment terms for available-for-sale securities at December 31, 2005 and 2004:

(In millions)

	December 31,
	2005	2004
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$980	$901
Amortized cost of available-for-sale mortgage-backed securities:
Pass-through securities:
Fixed-rate	81	93
Collateralized mortgage obligations:
Variable-rate	737	542

Total available-for-sale securities	$1,798	$1,536

The following tables summarize the available-for-sale securities with unrealized losses as of December 31, 2005 and 2004. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position. Securities with unrealized losses are rated “AA” or better. The overall depreciation in fair value is attributable to changes in market interest rates. The overall depreciation is considered temporary as the Bank has the intent and ability to hold these investments to recovery in market value during the current interest rate cycle.

(In millions)

	December 31, 2005
	Less than 12 Months		12 Months or More			Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
Government-sponsored enterprises	$570	$(5)	$405	$—	*	$975	$(5)
Mortgage-backed securities:
Government-sponsored enterprises	77	(4)	—	—		77	$(4)

Total temporarily impaired	$647	$(9)	$405	$—	*	$1,052	$(9)

* Less than $1 million

(In millions)

	December 31, 2004
	Less than 12 Months		12 Months or More			Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
Government-sponsored enterprises	$896	$(5)	$—	$—		$896	$(5)
Mortgage-backed securities:
Other	20	(2)	—	—		20	$(2)

Total temporarily impaired	$916	$(7)	$—	$—		$916	$(7)

Gains and Losses – The following table presents realized gains and losses from available-for-sale securities for the years ended December 31, 2005, 2004 and 2003:

Gains and Losses

(In millions)

	For the Years Ended December 31,
	2005	2004	2003
Realized gain	$1	$17	$25
Realized loss	(4)	(39)	(61)

Net realized loss from sale of available-for-sale securities	$(3)	$(22)	$(36)

There was no MPF Shared Funding purchase or sale activity for the years ended December 31, 2005 and 2004. During the year ended December 31, 2003, the Bank purchased $323 million in MPF Shared Funding securities and immediately sold the securities to two other FHLBs. The Bank recognized no gain or loss on the sales.

Notes to Financial Statements - (Continued)

Held-To-Maturity Securities

Held-to-maturity securities as of December 31, 2005 and 2004 were as follows:

(In millions)

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Yield on Amortized Cost
Commercial paper	$1,493	$5	$—	$1,498	4.25%
Government-sponsored enterprises	149	—	(1)	148	4.47%
State or local housing agency obligations	82	—	—	82	4.88%
SBA/SBIC	666	—	—	666	4.49%
Mortgage-backed securities:
Government-sponsored enterprises	4,381	6	(72)	4,315	5.16%
Government-guaranteed	56	—	—	56	4.56%
MPF Shared Funding ®	417	—	(20)	397	4.80%
Privately issued MBS	649	9	(1)	657	5.05%

Total held-to-maturity securities	$7,893	$20	$(94)	$7,819	4.88%

(In millions)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Yield on Amortized Cost
Commercial paper	$700	$—	$—	$700	2.26%
Government-sponsored enterprises	250	—	(2)	248	2.09%
State or local housing agency obligations	100	1	—	101	3.90%
SBA/SBIC	743	2	—	745	2.76%
Mortgage-backed securities:
Government-sponsored enterprises	2,959	21	(33)	2,947	4.84%
Government-guaranteed	84	1	—	85	4.11%
MPF Shared Funding ®	513	—	(16)	497	4.81%
Privately issued MBS	1,212	23	—	1,235	3.75%

Total held-to-maturity securities	$6,561	$48	$(51)	$6,558	4.00%

Notes to Financial Statements - (Continued)

Maturity Terms - The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2005 and 2004 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees:

(In millions)

	December 31,
	2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,083	$2,088	$1,604	$1,602
Due after one year through five years	191	191	57	59
Due after five years through ten years	30	30	25	26
Due after ten years	86	85	107	107
Mortgage-backed securities:
Government-sponsored enterprises	4,381	4,315	2,959	2,947
Government guaranteed	56	56	84	85
MPF Shared Funding®	417	397	513	497
Other	649	657	1,212	1,235

Total held-to-maturity securities	$7,893	$7,819	$6,561	$6,558

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net premiums of $11 million and $15 million at December 31, 2005 and 2004, respectively.

Interest Rate Payment Terms - The following amortized cost table details interest rate payment terms for investment securities classified as held-to-maturity at December 31, 2005 and 2004:

(In millions)

	December 31,
	2005	2004
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$846	$1,733
Variable-rate	1,544	60
Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	2,299	1,631
Variable-rate	52	72
Collateralized mortgage obligations:
Fixed-rate	2,778	2,218
Variable-rate	374	847

Total held-to-maturity securities	$7,893	$6,561

Notes to Financial Statements - (Continued)

The following table summarizes the held-to-maturity securities with unrealized losses at December 31, 2005 and 2004. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. Securities with unrealized losses predominantly relate to mortgage-backed-securities that are rated “AA” or better. The overall depreciation in fair value is attributable to changes in market interest rates and no established secondary market for the Bank’s MPF Shared Funding ® securities. The overall depreciation is considered temporary as the Bank has the intent and ability to hold these investments to maturity and expects to collect all contractual principal and interest.

(In millions)

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$698	$— *	$—	$—	$698	$—
Government-sponsored enterprises	149	(1)	—	—	149	(1)
State or local housing agency obligations	—	—	—	—	—	—
SBA/SBIC	419	— *	—	—	419	—
Mortgage-backed securities:
Government-sponsored enterprises	1,473	(12)	1,411	(60)	2,884	(72)
Government guaranteed	28	— *	—	—	28	—
MPF Shared Funding®	—	—	397	(20)	397	(20)
Privately issued MBS	83	(1)	2	— *	85	(1)

Total	$2,850	$(14)	$1,810	$(80)	$4,660	$(94)

*	Less than $1 million

(In millions)

	December 31, 2004
	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
Commercial paper	$700	$—	*	$—	$—		$700	$—
Government-sponsored enterprises	248	(2)		—	—		248	(2)
State or local housing agency obligations	2	—	*	4	—	*	6	—
SBA/SBIC	508	—	*	—	—		508	—
Mortgage-backed securities:
Government-sponsored enterprises	1,590	(33)		1	—	*	1,591	(33)
Government guaranteed	—	—		—	—		—	—
MPF Shared Funding®	489	(16)		8	—	*	497	(16)
Privately issued MBS	179	—	*	6	—	*	185	—

Total	$3,716	$(51)		$19	$—	*	$3,735	$(51)

*	Less than $1 million

The following table summarizes held-to-maturity MPF Shared Funding activity for the years ended December 31, 2005, 2004 and 2003:

MPF Shared Funding:

(In millions)

	For the Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$513	$621	$—
Purchases	—	—	695
Paydowns	(91)	(102)	(70)
Amortization of premiums	(5)	(6)	(4)

Balance, end of year	$417	$513	$621

Notes to Financial Statements - (Continued)

Note 7 – Advances

Advances to members and eligible housing associates are carried at amortized cost. The Bank amortizes premiums and accretes discounts on advances as a component of interest income using the level-yield method. The Bank charges its members a prepayment fee when they prepay certain advances before the original maturity date. The Bank records prepayment fees net of SFAS 133 basis adjustments included in the book basis of the advance as a component of advance interest income on the statements of income. In cases where a new advance is issued concurrently or shortly after the prepayment of the existing advance, the Bank determines whether the new advance represents a modification to the prepaid advance or whether the prepayment represents an extinguishment of the prepaid advance. If the new advance represents a modification to the prepaid advance, the net of the prepayment fee and SFAS 133 basis adjustments are deferred and amortized over the life of the modified advance as a component of advance interest income in the statements of income. If prepayment of the advance represents an extinguishment, the net amount of the prepayment fee and SFAS 133 basis adjustments are immediately recognized into advance interest income in the statements of income.

The following table summarizes advances to members by advance type:

(In millions)

	December 31, 2005		December 31, 2004
Advance Type	Par Amount	Percent of Total Advances Outstanding	Par Amount	Percent of Total Advances Outstanding
Fixed-Rate	$19,624	78.7%	$19,398	80.9%
Variable-Rate	3,924	15.7%	3,208	13.4%
Open-Line Variable Rate	1,176	4.7%	1,085	4.5%
Fixed Amortizing	172	0.7%	223	1.0%
Floating to Fixed Convertible	55	0.2%	55	0.2%

Total par value of advances	$24,951	100.0%	$23,969	100.0%

SFAS 133 hedging adjustments	(30)		223

Total	$24,921		$24,192

Redemption Terms - At December 31, 2005 and 2004, the Bank had advances outstanding to members, at interest rates ranging from 1.56% to 8.47% and 1.20% to 8.47%, respectively, as summarized below.

(In millions)

	December 31,
	2005		2004
Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2005			$6,944	2.95%
2006	$9,233	3.55%	5,732	2.88%
2007	5,043	3.93%	3,428	3.21%
2008	3,395	4.36%	2,589	3.92%
2009	1,389	4.11%	1,479	3.74%
2010	2,681	3.85%	2,049	3.18%
Thereafter	3,210	4.34%	1,748	4.72%

Total par value	24,951	3.90%	23,969	3.27%
SFAS 133 hedging adjustments	(30)		223

Total Advances	$24,921		$24,192

The Bank issues putable advances to members in which the Bank has the right to exercise a put option in whole or in part on the pre-defined lockout date at par, upon five (5) business days’ prior notice. In the event of an exercise of the put option by the Bank, the related advance is extinguished through one of the following options: (i) repayment by the member, (ii) replacement with Bank funding, which the Bank offers to the member, subject to compliance by the member with the terms of the Bank’s credit policy (and at the then-prevailing market rate of interest), (iii) in the absence of any action by the member, replacement by

Notes to Financial Statements - (Continued)

an open-line advance, subject to compliance by the member with the terms of the Bank’s credit policy (and at the then-prevailing market rate of interest), or (iv) other negotiated settlement if replacement funding is not available pursuant to the terms of the Bank’s credit policy. At December 31, 2005 and 2004, the Bank had putable advances outstanding totaling $4.2 billion and $4.6 billion, respectively.

Some of the Bank’s advances to members are callable at the member’s option (callable advances) such that a member may repay the advance on pertinent call dates without incurring prepayment fees. At December 31, 2005 and 2004, the Bank had callable advances outstanding totaling $420 million and $133 million, respectively. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance.

The following tables summarize advances at December 31, 2005 and 2004 by year of maturity or next put date for putable advances and by year of maturity or next call date for callable advances:

(In millions)

	Next Put Date December 31,		Next Call Date December 31,
Year	2005	2004	2005	2004

2005	$—	$9,633	$—	$7,061
2006	11,828	5,836	9,338	5,698
2007	5,432	3,553	5,015	3,420
2008	2,764	1,815	3,318	2,514
2009	902	706	1,389	1,479
2010	2,318	1,656	2,681	2,049
Thereafter	1,707	770	3,210	1,748

Total par value	$24,951	$23,969	$24,951	$23,969

Security Terms - The Bank lends to financial institutions in Illinois and Wisconsin involved in housing finance, in accordance with federal statutes, including the Federal Home Loan Bank Act of 1932, as amended (“FHLB Act”). The Bank is required by statute to obtain sufficient collateral on advances to protect against losses and to accept certain investment securities, residential mortgage loans, deposits in the Bank, and other real estate related assets as collateral on such advances. However, CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans under the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”). The capital stock of the Bank owned by borrowing members is also pledged as additional collateral on advances. The FHLB Act requires that the aggregate advances from the Bank to any single member not exceed 20 times the amount paid by that member for capital stock of the Bank. At December 31, 2005 and 2004, the Bank had rights to collateral with an estimated value in excess of outstanding advances.

Based upon the financial condition of the member, the Bank:

1.	Allows a member to physically retain possession of the collateral assigned to the Bank, provided that the member executes a written security agreement and agrees to hold the collateral for the benefit of and subject to the direction and control of the Bank; and perfects the security interest in such collateral; or

2.	Requires the member to specifically assign or place physical possession of the collateral with the Bank or its safekeeping agent.

Beyond these provisions, Section 10(e) of the FHLB Act affords any security interest granted by a member to the Bank priority over the claims or rights of any other party. The two exceptions are claims for which the third party has a perfected security interest and those that would be entitled to priority under otherwise applicable law.

The Bank’s advances are concentrated with commercial banks and thrift members. As of December 31, 2005 and 2004, the Bank had advances of $3.1 billion and $3.2 billion outstanding to one member institution that represented 12% and 13% of total advances outstanding, respectively. The interest income from advances to this member institution amounted to $84 million, $90 million and $106 million during 2005, 2004 and 2003, respectively. The Bank held sufficient collateral to cover the advances to this institution, and the Bank does not expect to incur any credit losses on these advances.

Notes to Financial Statements - (Continued)

Note 8 – MPF Loans Held in Portfolio

“MPF Loans” are mortgage loans that are either funded by the Bank through, or purchased from, PFIs or purchased as participations from other FHLBs.

MPF Loans are held for investment and are carried at amortized cost. MPF Loans that qualify for fair value hedge accounting are recorded at their carrying amount, adjusted for changes in fair value due to the hedged risk.

Effective January 1, 2004, the Bank changed its method of accounting for premiums and discounts and other deferred loan origination fees under SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS 91). In accordance with SFAS 91, the Bank defers and amortizes agent fees and premiums and discounts paid to and received from the Bank’s members as a component of interest income over the contractual life of the MPF Loan. Historically, the Bank deferred and amortized agent fees and premiums and discounts paid to and received from its members as a component of interest income over the estimated lives of the related mortgage loans. Actual prepayment experience and estimates of future principal repayments were used in calculating such estimated lives.

The Bank changed to the contractual method, which recognizes the income effects of premiums and discounts in a manner that is consistent with the actual behavior of the underlying MPF Loans and reflects the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. The Bank believes this method is preferable because it relies less than the previous method on the use of estimates inherent in calculating the weighted average lives that are used to determine the loan pool amortization periods. As a result the contractual method does not create income volatility related to estimate changes but instead reflects volatility related to actual loan behavior.

As a result of implementing the change in accounting for amortization and accretion from the retrospective method to the contractual maturity method, the Bank recorded a cumulative effect of a change in accounting principle effective to January 1, 2004 which resulted in an increase to earnings excluding REFCORP and AHP assessments of $41 million.

The Bank records non-origination fees, such as delivery commitment extension fees and pair-off fees, in other income as they are incurred. Extension fees are received when a PFI requests to extend the period of the delivery commitment beyond the original stated maturity. Pair-off fees are received when the amount funded is less than or greater than a specified percentage of the delivery commitment amount.

The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each Master Commitment. Under the AMA Regulation the PFI must “bear the economic consequences” of certain credit losses with respect to a Master Commitment based upon the MPF product and other criteria.

Under the MPF Program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that Master Commitment or may require the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the Master Commitment, and/or the PFI may contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances from the MPF Bank are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the MPF Bank and further, that the MPF Bank may request additional collateral to secure the PFI’s obligations.

PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF Loans and to pay for Supplemental Mortgage Insurance (“SMI”), rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans. The required PFI credit enhancement obligation (“CE Amount”) may vary depending on the MPF product alternatives selected. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as an offset to mortgage loan interest income when paid by the Bank. The Bank also pays performance based CE fees which are based on actual performance of the pool of MPF Loans under each individual master commitment. To the extent that losses in the current month exceed performance based CE fees accrued, the remaining losses may be recovered from future performance CE fees payable to the PFI.

Real estate owned includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures. Real estate owned is initially recorded (and subsequently carried at the lower of cost or fair value less estimated selling costs) as other assets in the statements of condition. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm’s-length transaction. If the fair value of the real estate owned is less than the recorded investment in the MPF Loan at the date of transfer, the Bank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income.

MPF Program expense is limited to master servicing fees paid to the Bank’s vendor for master servicing, custodian fees paid to the Bank’s master custodian for the MPF Program, participation fees paid to FHLB of Des Moines and losses/(gains) on loans repurchased by PFIs due to failure to meet MPF eligibility requirements.

Notes to Financial Statements - (Continued)

The following table presents MPF Loan information at of December 31, 2005 and 2004:

(In millions)
	December 31,
	2005	2004
MPF Loans:
Fixed medium term[1] single-family mortgages	$14,862	$17,129
Fixed long term[2] single-family mortgages	26,938	29,448

Total par value of MPF Loans [3]	41,800	46,577
Agent fees, premium (discount)	261	344
Loan commitment basis adjustment	(14)	(15)
SFAS 133 hedging adjustments	(41)	19
Allowance for loan loss	(1)	(5)

Total MPF Loans held in portfolio, net	$42,005	$46,920

[1]	Medium term is defined as a MPF Loan that has a contractual maturity of 15 years or less.

[2]	Long term is defined as a MPF Loan that has a contractual maturity of greater than 15 years.

[3]	Includes Native American Mortgage Purchase Program HUD Section 184 loans of $7 million and $2 million at December 31, 2005 and 2004, respectively.

The par value of MPF Loans outstanding by MPF product type at December 31, 2005 and 2004 are presented in the following table:

(In millions)

	December 31,
	2005		2004
MPF Product Type	Carrying Value	Percent of Total Par Value MPF Loans Outstanding	Carrying Value	Percent of Total Par Value MPF Loans Outstanding
Conventional Loans
Original MPF	$5,005	12.0%	$4,625	9.9%
MPF 100	5,507	13.2%	5,920	12.7%
MPF 125	872	2.1%	716	1.5%
MPF Plus	24,245	58.0%	28,517	61.2%

Total par value of conventional loans	35,629	85.3%	39,778	85.3%
Government-Insured Loans
Original MPF for FHA/VA	6,164	14.7%	6,797	14.7%
Other mortgage loans [1]	7	0.0%	2	0.0%

Total par value of MPF Loans	41,800	100.0%	46,577	100.0%

Agent fees, premium (discount)	261		344
Loan commitment basis adjustment	(14)		(15)
SFAS 133 hedging adjustments	(41)		19
Allowance for loan loss	(1)		(5)

Total MPF Loans held in portfolio, net	$42,005		$46,920

[1]	Other mortgage loans include the Native American Mortgage Purchase Program HUD Section 184 loans. These loans are fully guaranteed by the U.S. Department of Housing and Urban Development, in the event of default by the borrower.

Notes to Financial Statements - (Continued)

The par value of MPF Loans funded or purchased by the Bank, by MPF product type during the years ended December 31, 2005, 2004 and 2003 are presented in the following table:

(In millions)

	For the Years Ended December 31,
	2005		2004		2003
MPF Product Type	MPF Loan Purchases/fundings	Percent of MPF Loan Purchases	MPF Loan Purchases/fundings	Percent of MPF Loan Purchases	MPF Loan Purchases/fundings	Percent of MPF Loan Purchases
Original MPF	$1,086	26.3%	$1,278	13.3%	$3,385	8.9%
MPF 100	535	13.0%	1,338	13.9%	4,321	11.4%
MPF 125	263	6.4%	340	3.5%	358	0.9%
MPF Plus	1,043	25.3%	4,277	44.5%	26,558	70.0%
Original MPF for FHA/VA	1,201	29.0%	2,374	24.8%	3,330	8.8%

Total par value of MPF Loans purchased	$4,128	100.0%	$9,607	100.0%	$37,952	100.0%

MPF Loans are placed on non-performing status when it is determined that the payment of interest or principal is doubtful of collection or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection. Consistent with its change to factor in credit enhancements into the allowance for loan loss methodology, the Bank no longer places MPF Loans on non-performing status or considers MPF Loans as impaired in cases where losses are not expected to be incurred as a result of the PFI’s CEP Amount. Specifically, such MPF Loans are considered well-secured and in the process of collection since the credit enhancements are from financially responsible PFIs and a mechanism is in place to recoup losses. For example, the Bank can withhold performance based credit enhancement fees or receive direct payment from the PFIs under the CE Amount. Accordingly, for purposes of comparability, the Bank has revised its non-performing and impaired loan disclosures for 2003, 2004, and 2005. When an MPF Loan is placed on non-performing status, accrued but uncollected interest is reversed against interest income. Subsequent accruals and amortization are discontinued. The Bank records cash payments received on non-performing MPF Loans as a reduction of principal with any remainder reported in interest income.

At December 31, 2005 and 2004, the Bank had $15 million and $7 million of MPF Loans on non-performing status. At December 31, 2005 and 2004, the Bank had $14 million and $18 million of MPF Loans that have been foreclosed but not yet liquidated and have been reclassified as real estate owned in other assets. Renegotiated MPF Loans are those for which concessions, such as the deferral of interest or principal payments, have been granted as a result of deterioration in the borrowers’ financial condition. MPF Loans may be renegotiated by the PFI acting in its role of servicer in accordance with the servicing agreement. The PFI servicer also may take physical possession of the property upon foreclosure or receipt of a deed in lieu of foreclosure.

MPF Loans that are on non-performing status and that are viewed as collateral dependent loans are considered impaired. Impaired MPF Loans are viewed as collateral dependent loans when repayment is expected to be provided solely by the sale of the underlying property and there are no other available and reliable sources of repayment. Impaired MPF Loans are written down to the lower of cost or collateral value, less disposal costs. In the case where an in-substance foreclosure or actual foreclosure has occurred, MPF Loans are reclassified to other assets.

Notes to Financial Statements - (Continued)

The following two tables summarize an analysis of impaired MPF Loans as of December 31, 2005 and 2004 (and 2003 where applicable):

(In millions)

	December 31,
	2005	2004
Impaired MPF Loans with an allowance	$—	$—
Impaired MPF Loans without an allowance [1]	7	5

Total Impaired MPF Loans	$7	$5

Allowance for Impaired MPF Loans under SFAS 114	$—	$—

[1]	When the collateral value less estimated selling costs exceeds the recorded investment in the MPF Loan, then the MPF Loan does not require an allowance under SFAS 114 (e.g., if the MPF Loan has been charged down to the recorded investment in the MPF Loan).

(In millions)

	For the Years Ended December 31,
	2005		2004		2003
Average balance of impaired MPF Loans during the year	$6		$5		$5
Interest income recognized on impaired MPF Loans during the year	$—	*	$—	*	$—	*

*	Less than $1 million

Note 9 – Allowance for Loan Losses

The Bank has not recorded any allowance for losses on its advances. The Bank is required by the FHLB Act to obtain sufficient collateral on advances to protect against losses, and to accept as collateral for advances only certain United States government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related and CFIs’ assets. At December 31, 2005 and 2004, the Bank had a security interest in collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances.

The Bank’s allowance for loan losses on MPF Loans is based on management’s estimate of loan losses inherent in the Bank’s MPF Loan portfolio as of the balance sheet date. The Bank performs periodic reviews of its portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The Bank’s measurement of the allowance for loan losses consists of (1) reviewing specifically identified loans; (2) reviewing homogenous pools of residential mortgage loans; and (3) estimating credit losses in the remaining portfolio. The estimation of credit losses in the remaining MPF Loan portfolio involves: assessing the impact of current economic trends on the allowance for loan losses; assessing the impact of specific events on the allowance for loan losses; and assessing a factor for the margin of imprecision. The margin for imprecision is a factor added to the allowance for loan losses that recognizes the imprecise nature of the measurement process. For example, the application of migration analysis and the determination of the historical loss rate are not precise estimates. The actual loss that may occur may be more or less than the estimated loss for a specific MPF Loan.

The Bank modified its allowance for loan loss methodology during the year-ended December 31, 2005 to factor in recoverability under Primary Mortgage Insurance (“PMI”), Supplemental Mortgage Insurance (“SMI”), Federal Housing Administration/ Department of Veterans Affairs (“FHA/VA”) insurance and guarantees, in addition to the ability to withhold future performance based CE fees.

The Bank’s review of specifically identified loans related to its allowance for loan loss determination involves the identification of collateral dependent loans. Impaired MPF Loans are viewed as collateral dependent loans when repayment is expected to be provided solely by the sale of the real property securing the MPF Loan and there are no other available and reliable sources of repayment. Collateral dependent loans are treated separately from the remaining MPF Loans since sufficient information exists to make a reasonable estimate of the inherent loss for such MPF Loans on an individual loan basis. A charge-off is recorded if the fair value of the underlying collateral, less disposal costs, is less than the recorded investment in the loan

Notes to Financial Statements - (Continued)

after factoring in probable recoveries through the Bank’s MPF Program CEP Amount. The fair value less estimated selling costs is determined by the historical 12 month moving average loss rate for the entire MPF Loan Portfolio. In the event of an actual loss and recovery under the performance based CE fee contract, neither a charge-off or a recovery would be recorded by the Bank provided it is probable that it will recover the loss by withholding future payments of performance based CE fees.

The review of homogenous pools of MPF Loans involves segmenting MPF Loans for credit risk analysis by MPF Program product type and by individual master commitment. Migration analysis is applied to MPF Loans that are past due. Migration analysis is a methodology for determining, through the Bank’s experience over a historical analysis period, the rate of loss incurred on pools of similar loans. The Bank applies migration analysis to MPF Loans that are 30, 60, 90 and 180 days past due as well as for loans for 60 days following receipt of notice of filing from the bankruptcy court. The Bank then determines how many MPF Loans in these migration “buckets” migrate to foreclosure status and then applies a loss factor that represents the 12 month moving average historical loss rate. CE Amounts provided by the PFI or PMI and SMI provided by insurers are factored into the allowance for loan loss determination provided collection from the PFI or insurance companies is determined to be probable. Specifically, any potential losses that would be recovered under the PMI, SMI and CE Amount, as well as FHA/VA insurance/guarantees are not be reserved for as part of the Bank’s allowance for loan loss process. In such cases, the Bank does not record a charge-off to the allowance for loan losses when losses occur or record a recovery to the allowance for loan losses for any cash payments received from PFIs related to the CE Amount, under the PMI or SMI policy, FHA/VA insurance/guarantees, or amounts withheld related to performance based CE fees.

The Bank evaluates whether to record a charge-off on an MPF Loan upon the occurrence of a confirming event. Confirming events include the occurrence of an in-substance foreclosure (which occurs when the Bank takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure. A charge-off is recorded if the fair value of the underlying collateral, less disposal costs, is less than the carrying amount of the MPF Loan after considering the CEP Amount.

The table below summarizes the changes in the allowance for loan losses on MPF Loans:

Allowance for loan losses:

(In millions)

	December 31,
	2005	2004	2003
Balance, beginning of year	$5	$5	$5
Chargeoffs	(1)	(1)	—
Recoveries	—	1	—

Net (chargeoffs)	(1)	—	—

Release of allowance for loan losses	(3)	—	—

Balance, end of year	$1	$5	$5

Hurricane Katrina struck Louisiana, Mississippi, Alabama and surrounding areas on August 29, 2005. As of December 31, 2005, the Bank held approximately $500 million of conventional MPF Loans with properties located in the Individual Assistance and Public Assistance categories as designated by the Federal Emergency Management Agency (“FEMA”).

Notes to Financial Statements - (Continued)

Note 10 - Software and Equipment

The Bank records software and equipment at cost, net of accumulated amortization and depreciation of $56 million and $38 million at December 31, 2005 and 2004, respectively. The Bank computes depreciation and amortization on the straight-line method over the estimated useful lives defined below.

The Bank capitalizes external and internal costs that are eligible to be capitalized during the application development stage of a computer software project. The costs of computer software developed or obtained for internal-use are amortized over a three year period on a straight-line basis. For each module or component of a software project, amortization begins when the computer software is ready for its intended use, regardless of whether the software will be placed in service in planned stages that may extend beyond a reporting period. Computer software is impaired when the carrying amount of the asset exceeds its fair value. An impairment loss on held-for-use computer software is recognized only if its carrying amount is not recoverable. If the internal-use computer software is not expected to provide any service potential to the Bank, the internal-use computer software is accounted for as if abandoned or held for disposal. In such cases, the computer software is reported at the lower of the carrying amount or fair value, if any, less costs to sell. Impairment is assessed at least annually or sooner if a triggering event occurs. Impairment losses are classified in other expense.

On October 18, 2005 the Bank amended its Written Agreement with the Finance Board. As a result of this change in the regulatory environment, the Bank re-evaluated its business opportunities and strategies as it related to the MPF Program. The Bank determined that certain internal-use computer software had become impaired due to management’s decision to abandon software being developed to support a new line of business related to servicing. An impairment write-down of $10 million was identified and recognized in the fourth quarter of 2005 in other expense. As of December 31, 2005 and 2004, the Bank had $41 million and $57 million, respectively, in unamortized computer software costs. Amortization of computer software costs charged to expense was $16 million, $12 million and $9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Computer hardware is depreciated over 3 years and equipment over 5 years. Leasehold improvements and major renewals contemplated at the beginning of the lease are capitalized and amortized on a straight-line basis over 10 years or the remaining term of the lease, whichever is shorter. Effective July 1, 2005, in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination”, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are capitalized and amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Ordinary maintenance and repairs are expensed as incurred. The Bank includes gains and losses on disposal of software and equipment in other income.

Notes to Financial Statements - (Continued)

Note 11 – Deposits

The Bank offers demand, overnight and short term interest bearing deposit programs for members and qualifying non-members. The weighted average interest rates paid on the average interest-bearing deposits were 3.58%, 2.02% and 0.81% during the years ended December 31, 2005, 2004, and 2003, respectively. In addition, PFIs that service MPF Loans (See Note 8) must deposit in the Bank funds collected in connection with certain MPF Loans pending disbursement of such funds to the owners of the MPF Loans; these items are classified as non-interest bearing deposits on the statements of condition. If the PFI is a member of another FHLB, then the PFI’s respective FHLB must maintain these deposits on its behalf in the Bank. The Bank has pledged to the FDIC securities of $28.5 million and $31.3 million for the years ended December 31, 2005 and 2004 related to amounts deposited by the FDIC with the Bank.

The following table details the interest bearing and non-interest bearing deposits as of December 31, 2005 and 2004:

(In millions)

	December 31,
	2005	2004
Interest bearing deposits
Demand and overnight	$663	$900
Term	51	89
Deposits from other FHLBs for MPF Program	12	13
Other	225	146
Non-interest bearing deposits	106	75

Total deposits	$1,057	$1,223

Note 12 – Securities Sold Under Agreements to Repurchase

The amounts received under repurchase agreements represent borrowings on the statements of condition. The Bank has delivered securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, the Bank must deliver additional securities to the dealer. Assets having a carrying value of $1.3 billion and $1.2 billion as of December 31, 2005 and 2004, respectively, were pledged as collateral for repurchase agreements. The assets pledged were comprised of investment securities. Of the total collateral pledged as of December 31, 2005 and 2004, $1.1 billion and $1.0 billion of collateral was permitted to be sold or repledged by the secured party.

Note 13 – Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBs and consist of consolidated bonds and discount notes. Consolidated obligations are carried at amortized cost and classified within liabilities. The amounts paid to dealers in connection with the sale of consolidated obligation bonds are viewed as concession fees. Concession fees are allocated to the Bank from the Office of Finance based upon the percentage of the debt issued that is assumed by the Bank. Concession fees incurred in connection with the issuance of consolidated obligations are presented as a deferred charge in other assets. Unamortized concession fees were $34 million and $32 million at December 31, 2005, and 2004, respectively. Premiums, discounts and concession fees on consolidated obligations are amortized as interest expense over the estimated life of the consolidated obligation under the level-yield method.

The Bank derecognizes a consolidated obligation if and only if it has been extinguished or transferred to another FHLB. The Bank records a transfer of its consolidated obligations to another FHLB as an extinguishment of debt since the Bank has been released from being the primary obligor. Specifically, the release is made effective by the Office of Finance recording the transfer in its records. The Office of Finance provides release by acting within the confines of the Finance Board regulations that govern the determination of which FHLB is the primary obligor. The FHLB assuming the consolidated obligation becomes the primary obligor because it now is directly responsible for repaying the debt. The Bank continues to disclose the transferred debt as a contingent liability because it still has a joint and several liability with respect to repaying the transferred consolidated

Notes to Financial Statements - (Continued)

obligation. An extinguishment gain or loss is recorded for the difference between the reacquisition price and the net carrying amount of the extinguished consolidated obligation and is recognized immediately in other non-interest income (loss). The gain or loss recognized on debt that is extinguished if it has been transferred to another FHLB is shown separately as a component of non-interest income (loss) on the statements of income. The accounting treatment of the Bank’s derivative hedges, resulting from the extinguishment of the Bank’s debt, is to include the cumulative basis adjustment from previous and current fair value hedge relationships accounted for under SFAS 133 in the extinguishment gain or loss determination. Additionally, amounts deferred in Other Comprehensive Income from previously-anticipated debt issuance hedges under SFAS 133 would also be immediately recognized into earnings and included in Net realized and unrealized (loss) gain on derivatives and hedging activities. See Note 22 – Transactions with Related Parties and Other FHLBs for more information on the transfer of Consolidated Obligations to other FHLBs.

The FHLBs issue consolidated obligations through the Office of Finance as their agent. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBs. Usually, the maturity of consolidated bonds range from one year to fifteen years, but they are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. Discount notes are issued at less than their face amount and redeemed at par value when they mature.

The Finance Board, at its discretion, may require a FHLB to make principal or interest payments due on any consolidated obligation. Although it has never occurred, to the extent that a FHLB makes a payment on a consolidated obligation on behalf of another FHLB, the paying FHLB would be entitled to a reimbursement from the non-complying FHLB. If the Finance Board determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the Finance Board may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLB’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may prescribe, even in the absence of a default event by the primary obligor.

The par value of outstanding consolidated obligation bonds and discount notes for the FHLBs was $937.4 billion and $869.2 billion at December 31, 2005 and 2004, respectively. Regulations require the FHLBs to maintain, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets are defined as: cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the FHLB consolidated obligations; the obligations, participations, mortgages, or other securities of or issued by the United States government or an agency of the United States government; and such securities as fiduciary and trust funds may invest in under the laws of the state in which each FHLB is located.

The Bank’s leverage limit is based on a ratio of assets to capital rather than a ratio of liabilities to capital. Finance Board regulations limit the Bank’s assets generally to no more than 21 times its capital. Nevertheless, if the Bank’s non-mortgage assets, after deducting deposits and capital, do not exceed 11% of its assets, it may have total assets in an amount not greater than 25 times its capital.

In order to provide the holders of consolidated obligations issued prior to January 29, 1993 (prior bondholders) protection equivalent to that provided under the FHLBs’ previous leverage limit of twelve times FHLBs’ capital stock, prior bondholders have a singular claim on a certain amount of the qualifying assets (Special Asset Account (SAA)) if capital stock is less than 8.33% of consolidated obligations. At December 31, 2005 and 2004, the FHLBs’ capital stock was 4.6% and 4.7% of the par value of consolidated obligations outstanding, and the SAA balance was approximately $0.1 million and $0.2 million, respectively. Each FHLB is required to transfer qualifying assets in the amount of its allocated share of the FHLBs’ SAA balance to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below 2%. The FHLBs’ capital-to-assets ratios were greater than 2% at December 31, 2005 and 2004.

General Terms - Consolidated obligations are issued with either fixed or floating-rate payment terms that may use a variety of indices for interest rate resets including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (CMT), 11th District Cost of Funds Index (COFI), and others. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may also contain certain embedded features, which may result in complex coupon payment terms and call features. When such consolidated obligations are issued, the Bank concurrently enters into an interest rate swap containing offsetting features that effectively converts the terms of the bond to a variable-rate bond tied to an index or a fixed-rate bond.

These consolidated obligation bonds, beyond having fixed-rate or variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

Callable Bonds - May be redeemed in whole or in part at the discretion of the Bank on predetermined call dates in accordance with terms of bond offerings.

Notes to Financial Statements - (Continued)

Step-Up Bonds - A bond that pays interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling the bonds to be called at the Bank’s option on the step-up dates.

Inverse Floating Bonds - The coupon rate on the bond increases as an index declines and decreases as an index rises.

Comparative-Index Bonds - The coupon rate on the bond is determined by the difference between two or more market indices, typically CMT and LIBOR.

Zero-Coupon Bonds - Long-term discounted bonds that earn a fixed yield to maturity or to the optional principal redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if exercised prior to maturity.

Interest Rate Payment Terms - Interest rate payment terms for consolidated obligation bonds at December 31, 2005 and 2004 are detailed in the following table:

(In millions)

	December 31,
	2005	2004
Par amount of consolidated obligation bonds:
Fixed Rate - Callable	$25,887	$23,447
Fixed Rate - Non-Callable	34,342	36,054
Variable rate	517	625
Zero coupon	2,050	2,430
Step-up	160	220
Inverse floating rate	50	50
Comparative-index	—	42

Total par value	$63,006	$62,868
SFAS 133 hedging adjustments	(437)	(201)
Bond discounts, net	(1,451)	(1,791)

Total consolidated obligation bonds	$61,118	$60,876

Notes to Financial Statements - (Continued)

Redemption Terms - The following is a summary of the Bank’s participation in consolidated obligation bonds at December 31, 2005 and 2004 by year of maturity:

(In millions)

	December 31,
	2005		2004
Year of Maturity - Contractual	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2005			$11,447	2.96%
2006	$11,697	2.79%	11,059	2.73%
2007	10,452	3.72%	7,569	3.49%
2008	9,279	3.76%	6,512	3.50%
2009	5,537	4.23%	4,071	4.11%
2010	7,240	4.61%	4,235	4.92%
Thereafter	18,801	4.55%	17,975	4.48%

Total par value	63,006	3.95%	62,868	3.68%
Bond premiums	51		69
Bond discounts	(1,502)		(1,860)
SFAS 133 hedging adjustments	(437)		(201)

Total consolidated obligation bonds	$61,118		$60,876

The following table summarizes the Bank’s participation in consolidated obligation bonds outstanding at December 31, 2005 and 2004, by year of maturity or next call date:

(In millions)

Year of Next Call Date	December 31,
	2005	2004
2005	$—	$21,726
2006	18,982	11,342
2007	12,262	5,969
2008	7,024	4,118
2009	4,654	2,511
2010	5,110	2,809
Thereafter	14,974	14,393

Total par value	$63,006	$62,868

Discount Notes - The Bank’s participation in consolidated discount notes, all of which are due within one year, is as follows:

(In millions)

	Book Value	Par Value	Weighted Average Interest Rate
December 31, 2005	$16,778	$16,865	4.00%
December 31, 2004	16,872	16,943	2.08%
December 31, 2003	20,456	20,500	1.05%

Notes to Financial Statements - (Continued)

Note 14 – Assessments

Affordable Housing Program - The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains provisions for the establishment of an Affordable Housing Program (“AHP”) by each FHLB. Each FHLB provides subsidies in the form of direct grants for members who use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on its income and recognizes a liability of the Bank. As subsidies are provided, the AHP liability is relieved.

If the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBs, the Finance Board will allocate the shortfall among the FHLBs based on the ratio of each FHLB’s regulatory income to the sum of the regulatory income of the twelve FHLBs. There was no shortfall in the years ended December 31, 2005, 2004 or 2003. If the Bank has a loss, a credit is recorded. This credit can be used to apply for a refund for previous amounts paid, reimbursed from other FHLBs that had income, or carried forward against future income. For the years ended December 31, 2005, 2004 and 2003, the Bank has not issued any AHP advances, and all AHP subsidies having been provided in the form of direct grants.

The table below summarizes the changes in the AHP assessment payable:

(In millions)

	For the Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$82	$72	$45
Period accrual	28	41	49
Cash disbursements	(32)	(31)	(22)

Balance, end of year	$78	$82	$72

Resolution Funding Corporation (REFCORP) - Although the Bank is exempt from ordinary federal, state and local taxation except for local real estate tax, it is required to make payments to REFCORP. Each FHLB is required to pay 20% of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLB provides its net income before AHP and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end.

The FHLBs will continue to expense these amounts until the aggregate amounts actually paid by all FHLBs are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied. The Finance Board in consultation with the Secretary of the Treasury will select the appropriate discounting factors to be used in this annuity calculation. The FHLBs use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by the FHLBs is not determinable at this time due to the interrelationships of all future FHLBs’ earnings and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to REFCORP for the year.

The Finance Board is required to extend the term of the Bank’s obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment by all FHLBs combined is below $75 million.

As a result of the REFCORP payments of $550 million made by the FHLBs in 2005, the overall period during which the FHLBs must continue to make quarterly payments was shortened to October 15, 2017.

Notes to Financial Statements - (Continued)

The table below summarizes the changes in the REFCORP assessment payable:

(In millions)

	For the Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$43	$33	$12
Period accrual	61	91	109
Cash disbursements	(92)	(81)	(88)

Balance, end of year	$12	$43	$33

Note 15 – Capital Stock and Mandatorily Redeemable Capital Stock

The Finance Board published a final rule implementing a new capital structure for the Bank, which includes risk-based and leverage capital requirements, different classes of stock that the Bank may issue and the rights and preferences that may be associated with each class of stock. The Finance Board originally approved the Bank’s capital plan on June 12, 2002. However, the Bank is re-assessing its capital plan and may propose amendments to its capital plan to the Finance Board. Until such time as the Bank fully implements its new capital plan, the current capital rules remain in effect.

The current capital rules require members to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year end or 5% of outstanding member advances with the Bank. Members may, at the Bank’s discretion, redeem at par value any capital stock greater than their statutory requirement or, with the Bank’s approval, sell it to other Bank members at par value. Members may purchase through the Bank or from other members, with the Bank’s permission, Bank capital stock in excess of membership or collateral requirements. Member excess capital stock is referred to as voluntary capital stock. At December 31, 2005, Bank members held 23 million shares of voluntary capital stock. These holdings represented 52% of the Bank’s regulatory capital which is equal to the Bank’s total capital stock plus retained earnings and mandatorily redeemable capital stock. Voluntary capital stock at December 31, 2004 was 27 million shares above membership collateral requirements, or 57% of the Bank’s regulatory capital.

When the new capital plan is implemented, the Bank will be subject to risk-based capital rules. Each FHLB may offer two classes of stock. Provided the FHLB is adequately capitalized, members can redeem Class A stock by giving six months notice, and members can redeem Class B stock by giving five years notice. Only “permanent” capital, defined as retained earnings and Class B stock, satisfies the risk-based capital requirement. In addition, the GLB Act specifies a 5% minimum leverage ratio based on total capital including a 1.5 weighting factor applicable to Class B stock and retained earnings. It also specifies a 4% minimum capital ratio that does not include the 1.5 weighting factor applicable to Class B stock used in determining compliance with the 5% minimum leverage ratio.

The following table summarizes the Bank’s total regulatory capital requirements:

(In millions)

	Regulatory Capital Ratio In Effect (1)	Regulatory Capital Requirement In Effect	Actual		Standard Regulatory Capital Requirement(2)
			Amount	Percent
Total Capital
December 31, 2005	4.5%	$3,841	$4,506	5.3%	$3,414
December 31, 2004	5.1%	4,371	4,792	5.6%	3,428
December 31, 2003	4.0%	3,478	4,542	5.2%	3,478

[1]	The regulatory capital ratio required by Finance Board regulations for all FHLBs is 4.0% for all periods presented. However, effective June 30, 2004, the Bank had been operating under a Written Agreement that required a 5.1% regulatory capital ratio. On October 18, 2005, the Written Agreement was amended to reduce the regulatory capital ratio to 4.5% and add a required minimum total regulatory capital stock amount of $3.978 billion. The minimum dollar amount is currently more restrictive than the regulatory capital ratio requirement in the table above and takes precedence until such a time that the Bank’s assets were to increase to a point where the regulatory capital ratio would become more restrictive. In addition, on October 18, 2005, the Bank’s Board of Directors discontinued redemptions of voluntary capital stock for a period of time in order to ensure an adequate capital base for the Bank.

[2]	The standard regulatory capital requirement was calculated assuming the regulatory capital ratio of 4.0%.

Notes to Financial Statements - (Continued)

Capital Stock Holdings

The following table presents the Bank’s significant member holdings of capital stock (including mandatorily redeemable capital stock) outstanding at December 31, 2005 and 2004:

(In millions)

	December 31, 2005		December 31, 2004
	Capital Stock	% of Total	Capital Stock	% of Total
LaSalle Bank N.A.	$311	7.8%	$296	6.9%
One Mortgage Partners Corp./ JP Morgan Chase	306	7.7%	422	9.8%
Associated Bank, NA	195	4.9%	102	2.4%
State Farm F.S.B.	171	4.3%	169	3.9%
Mid America Bank, FSB	166	4.2%	279	6.5%
All other members	2,832	71.1%	3,035	70.5%

Total Regulatory Capital Stock	$3,981	100.0%	$4,303	100.0%

Less mandatorily redeemable stock	(222)		(11)

Capital Stock per Statements of Condition	$3,759		$4,292

Total Regulatory Capital Stock	$3,981		$4,303
Plus Retained Earnings	525		489

Total Regulatory Capital	$4,506		$4,792

Voluntary Capital Stock	$2,331		$2,742

Voluntary Capital Stock as a Percentage of Total Regulatory Capital	51.7%		57.2%

Mandatorily Redeemable Capital Stock

The GLB Act established voluntary membership for all members. Capital stock is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that the Bank is in compliance with its regulatory capital requirements. Members that withdraw from membership must wait 5 years before being readmitted. The Bank’s customary practice is to honor member redemption requests promptly. However, all stock redemption requests remain subject to the Bank meeting its regulatory capital and liquidity requirements.

The FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) in May 2003. This statement establishes a standard for how certain financial instruments with characteristics of both liabilities and equity are classified in the financial statements and provides accounting guidance for, among other things, mandatorily redeemable financial instruments. The Bank adopted SFAS 150 effective January 1, 2004. The Bank adopted SFAS 150 as of this date because the Bank met the definition of “nonpublic SEC registrant” as defined in SFAS 150. Specifically, the Bank meets the SFAS 150 definition because (a) the Bank’s equity does not trade in a public market; (b) the Bank is not registering equity securities in preparation for the sale of any class of equity securities; and (c) the Bank is not controlled by an entity covered by (a) or (b).

Upon adoption of SFAS 150 on January 1, 2004, the Bank reclassified $34 million in capital stock subject to mandatory redemption from six members and former members as a liability (“mandatorily redeemable capital stock”) in the statements of condition. The earnings impact for the mandatorily redeemable dividend reclassification from retained earnings to interest expense resulted in an additional expense of $2 million through December 31, 2004. The Finance Board has confirmed that the SFAS 150 accounting treatment for certain shares of the Bank’s capital stock will not affect the definition of total regulatory capital for purposes of determining the Bank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300% of total regulatory capital), calculating its unsecured credit exposure to other Government-sponsored enterprises (100% of total regulatory capital), or calculating its unsecured credit limits to other counterparties (various percentages of total regulatory capital depending on the rating of the counterparty).

Notes to Financial Statements - (Continued)

In accordance with SFAS 150, the Bank reclassifies capital stock subject to redemption from equity to a liability once a member gives notice of intent to withdraw from membership; or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. In each case such shares of capital stock meet the definition of a mandatorily redeemable financial instrument. Provisions that may delay or accelerate the timing of a mandatory redemption (related to a withdrawal of membership) do not affect the classification of mandatorily redeemable capital stock as a liability. Capital stock is reclassified to a liability (mandatorily redeemable capital stock) at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statements of income.

Also, in accordance with Finance Board regulations, a member may withdraw from membership. In the case of a withdrawal, there is a six month notice period before redemption of all capital stock subject to the member satisfying all outstanding obligations to the Bank. The member has the option to rescind its withdrawal request without penalty during that six month period. Although the Bank allows a member to rescind their redemption request without penalty, the Bank reclassifies the member’s equity to a liability because it views redemption requests on membership withdrawals as substantive when made. In effect, the Bank believes that once a member has decided to withdraw, the potential of the member rescinding its withdrawal request is remote. Redemption is made after the expiration of the six month period if the terminating member does not have outstanding obligations with the Bank, subject to approval from the Finance Board and the Bank maintaining its minimum regulatory capital and liquidity requirements.

If a member were to cancel its written notice of redemption or notice of withdrawal, the Bank would reclassify the mandatorily redeemable capital stock from a liability back to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

The following table is a summary of mandatorily redeemable capital stock activity since adoption of SFAS 150 on January 1, 2004:

(Dollars in millions)

	For the Years Ended December 31, 2005		For the Years Ended December 31, 2004
	Number of Members	Amount	Number of Members	Amount
Mandatorily redeemable capital stock - beginning balance	5	$11	6	$34
Membership redemption requests:
Acquired by out-of district or non-members	9		—
Withdrawal of membership	5		2

Total membership redemption requests	14	369	2	5

Voluntary portion capital stock redemption requests		1,313		1,176
Membership redemption distributions:
Acquired by out-of district or non-members	(3)		(3)
Withdrawal of membership	(4)		—

Total membership redemption distributions	(7)	(158)	(3)	(28)

Voluntary portion capital stock distributions		(1,313)		(1,176)

Mandatorily redeemable capital stock - ending balance [1]	12	$222	5	$11

Earnings impact from reclassification of dividends to interest expense		$2		$2

[1]	Table includes partial paydowns and redemption requests.

Notes to Financial Statements - (Continued)

Statutory and Regulatory Restrictions on Capital Stock Redemption

In accordance with the GLB Act, the Bank’s capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding capital stock. Statutory and regulatory restrictions on the redemption of Bank capital stock include the following:

•	In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements established by the GLB Act or the Finance Board). By law, all member holdings of the Bank’s capital stock immediately become non-redeemable if the Bank becomes undercapitalized.

•	In no case may the Bank redeem any capital stock if either its Board of Directors or the Finance Board determines that the Bank has incurred or is likely to incur losses, resulting or expected to result in a charge against capital.

If the Bank is liquidated, after payment in full to the Bank’s creditors, the Bank’s stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, the Board of Directors shall determine the rights and preferences of the Bank’s stockholders, subject to any terms and conditions imposed by the Finance Board.

Additionally, the Bank cannot redeem or repurchase shares of stock from any member of the Bank if (1) the principal or interest on any consolidated obligation is not paid in full when due; (2) the Bank fails to certify in writing to the Finance Board that it will remain in compliance with its liquidity requirements and will remain capable of making full and timely payment of all of its current obligations; (3) the Bank notifies the Finance Board that it cannot provide the foregoing certification, projects it will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of its current obligations,; and (4) the Bank actually fails to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of its current obligations, or enters or negotiates to enter into an agreement with one or more other FHLBs to obtain financial assistance to meet its current obligations.

Note 16 – Finance Board and Office of Finance Expenses

The Bank is assessed for its proportionate share of the Finance Board’s and Office of Finance’s operating costs and capital expenditures. The Finance Board allocates its operating and capital expenditures to the FHLBs based on each FHLB’s percentage of total regulatory capital. For the years ended December 31, 2005, 2004 and 2003 the Bank was charged $3 million, $3 million and $2 million, respectively for Finance Board expenses. The Office of Finance allocates its operating and capital expenditures based on each FHLB’s percentage of regulatory capital stock, percentage of consolidated obligations issued and the percentage of consolidated obligations outstanding. The Bank’s share of the Office of Finance expenses was $2 million for each of the three years ended December 31, 2005, 2004 and 2003. Such amounts are expensed when incurred and charged to the Bank.

Note 17 – Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra”), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund (“FIRF”). Substantially all officers and employees of the Bank are covered by the plan. Funding and administrative costs of Pentegra charged to other operating expenses was $3 million, for each of the last three years ended December 31, 2005, 2004 and 2003. The plan is fully funded through June, 2006. Pentegra is a multi-employer plan for accounting purposes since it does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligation, plan assets and the components of annual pension expense attributable to the Bank is not required. The Bank expects to contribute approximately $4 million in 2006 for pension costs.

The Bank also participates in the Financial Institutions Thrift Plan (FITP), a defined contribution plan. The Bank’s contribution is equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $1 million for each of the three years ended December 31, 2005, 2004, and 2003.

Notes to Financial Statements - (Continued)

The Bank offers a supplemental retirement plan which is an unfunded non-qualified deferred compensation plan providing benefits limited in the other retirement plans by laws governing such plans. In addition, the Bank provides health care and life insurance benefits for active and retired employees. Substantially all of the Bank’s employees with at least five years of full-time employment service become eligible for postretirement benefits at age 60 or older at retirement date. Under the Bank’s current plan, eligible retirees are entitled to full medical coverage provided under Medicare. The Bank also provides term life insurance premium payments for eligible employees retiring after age 45.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Eligibility for the federal subsidy is dependent upon whether the prescription dug benefit under the employer plan is at least actuarially equivalent to the Medicare Part D benefit. In May 2004, the FASB issued Staff Position (“FSP”) FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2), in response to the December 2003 enactment of the Medicare Act. FSP FAS 106-2 provides authoritative guidance on the accounting for the federal subsidy. The Bank’s actuarial consultant has determined the Bank’s program is actuarially equivalent to Medicare Part D. The implementation of FSP FAS 106-2 was not material to the Bank. Medicare prescription drug subsidy payments are expected to be released in 2006.

The following table shows the activity as of December 31, 2005 and 2004:

(In millions)

	Supplemental Retirement Plan		Postretirement Health Benefit Plan
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$4.5	$4.3	$5.5	$3.9
Service cost	0.4	0.4	0.7	0.5
Interest cost	0.3	0.3	0.3	0.3
Actuarial gain	0.9	1.7	0.3	0.9
Benefits paid	—	—	(0.1)	(0.1)
Settlements	—	(2.2)	—	—

Benefit obligation at end of year	$6.1	$4.5	$6.7	$5.5

Change in plan assets
Fair value of plan assets at beginning of year	$— *	$— *	$— *	$— *
Employer contribution	—	2.2	0.1	0.1
Benefits paid	—	—	(0.1)	(0.1)
Settlements	—	(2.2)	—	—

Fair value of plan assets at end of year	$— *	$— *	$— *	$— *

Funded status	$(6.1)	$(4.5)	$(6.7)	$(5.5)
Unrecognized net actuarial loss	3.2	2.7	1.8	1.7
Unrecognized prior service cost (benefit)	(0.2)	(0.3)	0.1	0.1

Accrued benefit liability	$(3.1)	$(2.1)	$(4.8)	$(3.7)

*	Less than $0.1 million.

Components of the net periodic pension cost for the Bank’s supplemental retirement and postretirement health benefit plan for the years ended December 31, 2005, 2004 and 2003 were:

(In millions)

	Supplemental Retirement Plan						Health Benefit Plan
	2005		2004		2003		2005		2004		2003
Service Cost	$0.4		$0.4		$0.3		$0.7		$0.5		$0.4
Interest Cost	0.3		0.3		0.3		0.3		0.3		0.2
Amortization of unrecognized prior service cost	—	*	—	*	—	*	—	*	—	*	—	*
Amortization of unrecognized net loss	0.3		0.2		0.2		0.1		0.1		—
Settlement loss	—		0.9		—		—		—		—

Net periodic benefit cost	$1.0		$1.8		$0.8		$1.1		$0.9		$0.6

*	Less than $0.1 million.

Notes to Financial Statements - (Continued)

Key assumptions and other information for the actuarial calculations for the Bank’s supplemental retirement plan for the years ended December 31, 2005 and 2004 were:

(In millions)

	For the Years Ended December 31,
	2005	2004
Discount Rate [1]	5.50%	5.75%
Salary Increases	5.50%	5.50%
Amortization period	9 years	8 years
Settlement paid during the year	$—	$2.2

[1]	The Bank used a discount rate comparable to a Aa rated Corporate Bond Index as determined by a Nationally Recognized Statistical Rating Organization (Moody's).

Key assumptions and other information for the Bank’s postretirement health benefit plan for the years ended December 31, 2005 and 2004 were:

(In millions)

	For the Years Ended December 31,
	2005	2004
Discount Rate [1]	5.50%	6.00%
Weighted average discount rate at the end of the year	5.50%	6.00%
Health care cost trend rates:
Assumed for next year	9.00%	5.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	—	—
Alternative amortization methods used to amortize
Prior service cost Straight-line	None	None
Unrecognized net (gain) or loss	Minimum method	Minimum method

[1]	The Bank used a discount rate comparable to a Aa rated Corporate Bond Index as determined by a Nationally Recognized Statistical Rating Organization (Moody’s).

The effect of a percentage point increase or decrease in the assumed healthcare trend rates:

(In millions)

	+1.00%	-1.00%
Effect on service and interest cost components	$0.2	$(0.3)
Effect on postretirement benefit obligation	1.1	(1.4)

Notes to Financial Statements - (Continued)

Estimated future benefits payments through 2015 reflecting expected benefit services for the years ended December 31 are as follows:

For the Years Ended December 31,	Payments (In millions)
2006	$0.1
2007	0.2
2008	0.2
2009	0.3
2010	0.3
2011-2015	2.7

Note 18 – Derivatives and Hedging Activities

Nature of Business Activity

The Bank uses interest rate derivatives to manage its exposure to changes in interest rates and to provide a means to adjust its risk profile in response to changing market conditions. The Bank uses interest rate derivatives as part of its interest rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. Interest rate derivatives include interest rate swaps (including callable swaps and putable swaps), swaptions, interest rate cap and floor agreements, and futures and forward contracts.

The Finance Board’s regulations, its Financial Management Policy, and the Bank’s Asset/Liability Management Policy all establish guidelines for the Bank’s use of interest rate derivatives. These regulations and policies prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowable.

The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One way the Bank manages interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, together with their associated interest rate derivatives, are reasonably matched with respect to the expected maturities or repricings of the assets and liabilities. The Bank may also use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, mortgages and bonds) to achieve risk management objectives.

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge may introduce the potential for earnings variability caused by the changes in fair value on the derivatives that are recorded in the Bank’s income but not offset by recognizing corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments.

Members may enter into interest rate derivatives directly with the Bank. The Bank enters into offsetting interest rate derivatives with non-member counterparties in cases where the Bank is not using the interest rate derivative for its own hedging purposes. This provides smaller members access to the derivatives market. The notional principal of derivatives outstanding with members was $92 million and $171 million at December 31, 2005 and 2004, respectively.

Accounting Policy

The Bank accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”). All derivatives are recognized on the statements of condition at fair value and are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with either a recognized asset or liability or stream of variable cash flows (a “cash flow” hedge); or (3) a non-SFAS 133 hedge of an asset, liability or derivative for asset-liability and risk management purposes (“economic hedge”).

Notes to Financial Statements - (Continued)

In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In this regard, the Bank documents all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, its method of assessing effectiveness, and, if applicable, why it considers forecasted transactions probable. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the statements of condition, (2) firm commitments, or (3) forecasted transactions.

The Bank formally assesses (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges with the exception of certain cash flow hedging relationships of anticipated transactions which utilizes dollar value offset. Any ineffectiveness is immediately recognized into income. The Bank applies the “shortcut” method only when the criteria of SFAS 133, paragraph 68 are met. Under the shortcut method the Bank reviews each hedge relationship at least quarterly to ensure that none of the terms of the derivative and hedged item (as defined by SFAS 133, paragraph 68) has changed. Provided that no terms changed, quarterly effectiveness assessment is not required, and the entire change in fair value of the hedging derivative is considered to be effective at achieving offsetting changes in fair values or cash flows. Currently, the Bank applies shortcut accounting to (1) fixed rate advances (non-put); (2) fixed rate putable advances; (3) fixed rate consolidated obligations (non-call); and (4) fixed rate callable consolidated obligations.

For a qualifying fair value hedge, changes in the fair value of the derivative along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recognized in other income as “net realized and unrealized gain (loss) on derivatives and hedging activities”. Any ineffective portion of a fair value hedge, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item, is immediately recognized in other income as “net realized and unrealized gain (loss) on derivatives and hedging activities”.

For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded in OCI, until earnings are affected by the variability of cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge is immediately recognized in other income as “net realized and unrealized gain (loss) on derivatives and hedging activities”. Amounts recorded in OCI are reclassified to interest income or expense during the period in which the hedged transaction impacts earnings, unless (a) occurrence of the forecasted transaction is not probable, in which case the amount in accumulated OCI is reclassified to earnings immediately, (b) the Bank expects at any time that continued reporting of a net loss in accumulated OCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction (and related asset acquired or liability incurred) in one or more future periods, in which case the loss is reclassified immediately into earnings for the amount that is not expected to be recovered, or (c) the occurrence of the forecasted transaction was the issuance of long-term debt; in which case, the Bank recognizes the effective portion of the cumulative changes in fair value as long-term debt expense.

For economic hedges or derivatives for which members enter into with the Bank, changes in the fair value are immediately recognized in other income as “net realized and unrealized gain (loss) on derivative and hedging activities”. Because these derivatives do not qualify for hedge accounting, there is no fair value adjustment to an asset, liability or firm commitment.

The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding as an economic hedge, the Bank will carry the derivative at its fair value on the statements of condition and will immediately recognize further changes in the fair value of the derivative in other income as “net realized and unrealized gain (loss) on derivative and hedging activities”, until the derivative is terminated or re-designated. The Bank accounts for discontinued fair value and cash flow hedges as follows:

•	For discontinued asset and liability fair value hedges, the Bank begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

•	For cash flow hedges that are discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two month period of time thereafter), any related gain or loss that was accumulated in OCI will be recognized immediately in other income as “net realized and unrealized gain (loss) on derivative and hedging activities”.

Notes to Financial Statements - (Continued)

•	For cash flow hedges that are discontinued for reasons other than the forecasted transaction will not occur, the Bank begins reclassifying the accumulated other comprehensive income adjustment to earnings when earnings are affected by the original forecasted transaction

Derivatives are typically executed at the same time as the hedged advances or consolidated obligation bonds and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation bond that settles within the shortest period of time possible for the type of instrument, based on market conventions. In such circumstances, although the advance or consolidated obligation bond will not be recognized in the financial statements until the settlement date, the Bank meets the criteria for applying the shortcut method. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Derivative and hedging activities in the statements of income for the year ended December 31, 2005 include a write-off of $12 million related to the discontinuance of hedge accounting under DIG Issue G2 for the Bank’s delivery commitments and a gain of $17 million from the discontinuance of hedge accounting on two consolidated obligation bonds with complex hedging strategies. Management determined through a review of its hedging activities that it applied a method of hedge accounting deemed to be inconsistent with the application of SFAS 133. As part of these adjustments, management discontinued hedge accounting treatment and recorded a correction of an error to conform to SFAS 133. For the delivery commitments, the adjustment was recorded in the third quarter of 2005 and consisted of recording in earnings losses on derivatives incorrectly deferred in Other Comprehensive Income (“OCI”). For the two consolidated obligation bonds with complex hedge strategies, the adjustment was recorded in the fourth quarter of 2005. The impact of both adjustments on all prior periods presented was immaterial.

Embedded Derivatives

The Bank may purchase financial instruments in which a derivative instrument is “embedded” in the financial instrument. Upon executing these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument meets the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms qualifies as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) were to be measured at fair value, with changes in fair value reported in current earnings (e.g., an investment security classified as “trading” under SFAS 115), or if the Bank could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be recorded at fair value. The Bank does not hold any embedded derivative instrument that requires bifurcation from its host contract under SFAS 133.

Purchased Options

Premiums paid to acquire options are included in the initial basis of the instrument and reported in derivative assets on the statements of condition.

Accrued Interest Receivables and Payables

The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. The differentials between accruals of interest receivables and payables on derivatives with members and other economic hedges are recognized in derivatives and hedging activities in other income as “net realized and unrealized gain (loss) on derivative and hedging activities”.

Types of Assets and Liabilities Hedged

The Bank enters into derivative financial instruments for the following asset and liability accounts:

Investments

The Bank invests in GSE obligations, mortgage-backed securities and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a

Notes to Financial Statements - (Continued)

combination of debt issuance and derivatives. The prepayment options embedded in mortgage-backed securities can result in extensions or contractions in the expected maturities of these investments, primarily depending on changes in interest rates. The Finance Board’s regulation limits this source of interest rate risk by restricting the types of mortgage securities the Bank may own to those with limited average life changes under certain interest rate shock scenarios and establishing limitations on duration of equity and change in market value of equity. The Bank may manage against prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by economically hedging the prepayment risk with caps or floors or by adjusting the duration of the securities by using derivative financial instruments to modify the cash flows of the securities. The Bank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on mortgage-backed securities. The Bank may also use derivatives as an economic hedge to match the expected prepayment characteristics of the mortgage-backed securities.

The Bank may also manage the risk arising from changing market prices and volatility of investment securities classified as “available for sale” or “trading securities” by entering into derivative financial instruments (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivative financial instruments are included in other income in the statements of income.

Advances

With issuances of putable advances, the Bank purchases from the member an embedded option that enables the Bank to put an advance back to the member to extinguish the advance. Depending on the liquidity needs of the member, the member may extinguish the existing advance by using another advance product offered by the Bank at existing market prices on the date that the advance was put back. The Bank may hedge a putable advance by entering into a cancelable interest rate swap where the Bank pays fixed interest payments and receives variable interest payments. This type of hedge is accounted for as a fair value hedge. Hedge effectiveness is assessed under the short-cut method provided all the conditions in SFAS 133, paragraph 68 are met. In cases where the conditions are not met, which occurs when terms of the derivative do not perfectly match the underlying terms of the advance, the long-haul approach to assessing hedge effectiveness is applied. The swap counterparty can cancel the derivative financial instrument on the same date that the Bank can put the advance back to the member.

The optionality embedded in certain financial instruments held by the Bank can create interest rate risk. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance was invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term advances) that a member may prepay without a prepayment fee, it usually finances such advances with callable debt or otherwise hedges this option.

MPF Loans

A combination of swaps and options, including futures, is used as a portfolio of derivatives linked to a portfolio of MPF Loans. The portfolio of MPF Loans consists of one or more pools of similar assets, as designated by factors such as product type and coupon. As the portfolio of loans changes due to liquidations and paydowns, the derivatives portfolio is modified accordingly to hedge the interest rate and prepayment risks effectively. A new daily hedge relationship is created between a portfolio of derivatives linked to a portfolio of MPF Loans. The relationship is accounted for as a fair value hedge. The long-haul method is used to assess hedge ineffectiveness for this hedging relationship.

Options may also be used to hedge prepayment risk on MPF Loans, many of which are not identified to specific MPF Loans and, therefore, do not receive fair value or cash flow hedge accounting treatment. These options include interest rate caps, floors, calls, puts and swaptions. The Bank may also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans. Although these derivatives are economic hedges against the prepayment risk of the MPF Loans, they are not specifically identified to individual MPF Loans and, therefore, do not receive either fair value or cash flow hedge accounting. These derivatives are recorded at fair value and changes in fair value are recognized in current earnings.

The Bank analyzes the risk of the MPF Loan portfolio on a regular basis and considers the interest rate environment under various rate scenarios and also performs analysis of the duration and convexity of the portfolio.

Firm Commitment

In accordance with SFAS 149, which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. Accordingly, the commitment is recorded at fair value as a derivative asset or derivative liability, with changes in fair value recognized in derivatives and hedging activities in other income. When the mortgage purchase commitment settles, the current fair value of the commitment is included with the basis of the MPF Loan and amortized accordingly.

Notes to Financial Statements - (Continued)

Anticipated Streams of Future Cash Flows

The Bank may use an option to hedge a specified future variable cash stream as a result of rolling over short term, fixed-rate financial instruments such as LIBOR advances and discount notes. The option will effectively cap or floor the variable cash stream at a predetermined target rate. Such hedge transactions are accounted for as a cash flow hedge. Hedge effectiveness is assessed using the hypothetical derivative method as described under DIG Issue G7 – “Measuring the ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied” (“DIG Issue G7”). Such relationships are accounted for under the guidance in DIG Issue G20 – “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge.” Under such guidance, the Bank assesses hedge effectiveness monthly. For effective hedges, the option premium is reclassified out of OCI using the caplet/floorlet method. Specifically, the initial basis of the instrument at the inception of the hedge is allocated to the respective caplets or floorlets comprising the cap or floor. All subsequent changes in fair value of the cap or floor, to the extent deemed effective, are recognized in OCI. The change in the allocated fair value of each respective caplet or floorlet is reclassified out of OCI when each of the corresponding hedged forecasted transactions impacts earnings.

Consolidated Obligations

The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, when a fixed-rate consolidated obligation is issued for the Bank, the Bank may simultaneously enter into an interest rate swap in which the Bank receives fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows the Bank pays on the consolidated obligation. Such transactions are treated as fair value hedges. Hedge effectiveness is assessed under the short cut method provided all the conditions in SFAS 133, paragraph 68 are met. In cases where the conditions are not met, which occurs when terms of the derivative do not perfectly match the underlying terms of the consolidated obligations, the long-haul approach to assessing hedge effectiveness is applied.

Anticipated Debt Issuance

The Bank may enter into an interest rate swap as a hedge of an anticipated issuance of debt to effectively lock in a spread between an interest earning asset and the cost of funding. All amounts deemed effective, as defined in SFAS 133, are recorded in OCI while amounts deemed ineffective are recorded in current earnings. The swap is terminated upon issuance of the instrument, and amounts reported in accumulated OCI are reclassified into earnings over the periods in which earnings are affected by the variability of the cash flows of the debt that was issued. Hedge effectiveness is assessed using the hypothetical derivative methods as defined in DIG Issue G7.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policy and Finance Board regulations. Based on credit analyses and collateral requirements, the management of the Bank does not anticipate any credit losses on its derivative agreements.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, are of no value to the Bank. This collateral has not been sold or repledged. At December 31, 2005 and 2004, the Bank’s maximum credit risk, as defined above, was approximately $232 million and $153 million, respectively. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities and cash with a fair value of $236 million and $161 million as collateral as of December 31, 2005 and 2004, respectively. Additionally, collateral with respect to derivatives with members includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member for the benefit of the Bank.

The Bank transacts most of its derivatives with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Notes to Financial Statements - (Continued)

Financial Statement Impact and Additional Financial Information:

For the years ended December 31, 2005, 2004 and 2003, the Bank recorded net gain (loss) on derivatives and hedging activities in other income as follows:

(In millions)

	December 31,
	2005	2004	2003
Gain/(loss) related to fair value hedge ineffectiveness	$(27)	$(86)	$(127)
Gain/(loss) on economic hedges	10	(84)	(48)
Gain/(loss) related to cash flow hedge ineffectiveness	1	43	36

Net gain/(loss) on derivatives and hedging activities	$(16)	$(127)	$(139)

There was no amount for the year ended December 31, 2005, 2004 and 2003 that was reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter. As of December 31, 2005, the deferred net losses on derivative instruments accumulated in OCI expected to be reclassified to earnings during the next twelve months is approximately $21 million. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 7.5 years.

Notes to Financial Statements - (Continued)

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at December 31, 2005 and 2004:

(In millions)

	December 31,
	2005		2004
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate Swaps:
Fair Value	$27,910	$(124)	$23,445	$(237)
Economic	10,761	(7)	2,015	(38)

Total	38,671	(131)	25,460	(275)

Interest rate Swaptions:
Fair Value	4,037	65	4,000	31
Economic	3,819	8	7,249	37

Total	7,856	73	11,249	68

Interest rate Caps/Floors:
Cash Flow	3,301	140	3,401	153
Economic	8	—	8	—

Total	3,309	140	3,409	153

Interest rate Futures/Forwards:
Fair Value	3,136	—	5,578	(3)
Economic	—	—	150	—

Total	3,136	—	5,728	(3)

Interest rate Forward Settlement Agreements:
Cash Flow	—	—	300	(4)
Delivery Commitments under the MPF Program:
Economic	52	1	98	1

Total	$53,024	$83	$46,244	$(60)

Total Derivatives Excluding Accrued Interest	$83		$(60)
Accrued Interest at year end	13		14

Net Derivative Balance at year end	$96		$(46)

Net Derivative Asset Balance at year end	$232		$153
Net Derivative Liability Balance at year end	(136)		(199)

Net Derivative Balance at year end	$96		$(46)

Notes to Financial Statements - (Continued)

Note 19 – Segment Information

The Bank has two business segments (MPF Program and Traditional Member Finance) as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments reflect the manner in which financial information is evaluated by the chief operating decision makers. The Bank’s reporting process measures the performance of the operating segments based on the structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The Bank’s operating segments are defined by the products and services it provides. MPF Program income is derived primarily from the difference, or spread, between the yield on MPF Loans and the borrowing cost related to those loans. The traditional member finance segment includes products such as advances, investments and deposits.

Interest income is directly credited to segments based on specific identification of the assets generating the income. Interest expense on long-term obligations is also based on specific identification of consolidated obligation bonds to the segment. Interest expense on short-term discount notes is allocated between segments based on a formula taking into account the average assets and liabilities of the segments. Non-interest income and expense items are directly credited or charged to a segment where specific identification is feasible, such as with gains and losses on the sale of assets or payroll. Other items are allocated based on management’s assessment of the relative use of the expense by the segment. Assessments are calculated on the basis of net income before assessments for each segment.

The following table sets forth the Bank’s financial performance by operating segment for the years ended December 31, 2005, 2004 and 2003:

(In millions)

	For the Years Ended December 31,
	MPF Program			Traditional Member Finance			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net interest income	$391	$575	$642	$112	$129	$152	$503	$704	$794
Non-interest income (loss)	(37)	(138)	(120)	(1)	11	7	(38)	(127)	(113)
Non-interest expenses	83	73	51	49	48	35	132	121	86
Assessments	72	108	125	17	24	33	89	132	158

Income before cumulative effect of change in accounting principle	199	256	346	45	68	91	244	324	437
Cumulative effect of change in accounting principle	—	41	—	—	—	—	—	41	—

Net income	$199	$297	$346	$45	$68	$91	$244	$365	$437

Total assets	$42,926	$48,047	$49,392	$42,420	$37,662	$37,550	$85,346	$85,709	$86,942

Note 20 – Estimated Fair Values

Fair value amounts have been determined by the Bank: first, by using available market prices, second, if market values were not available, using dealer prices and prices of similar instruments, and lastly, if no other price was available, using management’s best judgment of appropriate valuation methods. These estimates are based on pertinent market information available to the Bank as of December 31, 2005 and 2004. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and their values may change as economic and market factors, and the evaluation of those factors, change. Therefore, estimated fair values may not be necessarily indicative of the amounts that would be realized in current market transactions. The fair value tables do not represent an estimate of overall market value of the Bank as a going concern, which would take into account future business opportunities.

Cash and Due From Banks - The estimated fair value approximates the carrying value.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase - The estimated fair values have been determined by calculating the present value of expected future cash flows and reducing this amount for accrued interest. The discount rates used in these calculations are the cost of borrowings with similar terms.

Investment Securities - The estimated fair values of held-to-maturity, available-for-sale and trading securities have been determined based on quoted market prices as of the last business day of the year where available. However, active markets do not

Notes to Financial Statements - (Continued)

exist for many types of financial instruments. Consequently, fair values for these instruments were estimated using techniques such as discounted cash flow analysis and comparison to similar instruments. Estimates developed using these methods require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates.

Advances - The estimated fair values have been determined by calculating the present value of expected future cash flows from the advances and excluding the amount for accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms. Per the Finance Board regulations, advances with a maturity or repricing period greater than six months generally require a fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore the estimated fair value of advances does not assume prepayment risk. For advances with floating rates and three months or less to repricing, the estimated fair value approximates the carrying value.

MPF Loans Held in Portfolio - The estimated fair values for MPF Loans are based on modeled prices. The modeled prices start with prices for new mortgage-backed securities issued by U.S. government agencies. Prices are then adjusted for differences in coupon, average loan rate, seasoning and cash flow remittance between the Bank’s MPF Loans and mortgage-backed securities. The referenced mortgage-backed securities are highly dependent upon the underlying prepayment assumptions priced in the market. Changes in the prepayment rates often have a material effect on the fair value estimates. Since these underlying prepayment assumptions are made as of a specific point in time, they are susceptible to material changes in the near term.

Accrued Interest Receivable and Payable - The estimated fair value approximates the carrying value.

Derivative Assets and Liabilities - The Bank bases the estimated fair values of derivatives with similar terms on available market prices including accrued interest receivable and payable. Fair values of derivatives that do not have market prices are estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Deposits - The estimated fair value of deposits with fixed rates has been determined by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms. The estimated fair value approximates the carrying value for deposits with floating rates with three months or less to repricing.

Consolidated Obligations - Estimated fair values have been determined by calculating the present value of expected cash flows from the consolidated obligations. The discount rates used in these calculations are the replacement funding rates for liabilities with similar terms.

Mandatorily Redeemable Capital Stock - The fair value of mandatorily redeemable capital stock is par value, including estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Capital stock can only be acquired by members at par value and redeemed at par value. Capital stock is not traded and no market mechanism exits for the exchange of capital stock outside the cooperative structure.

Commitments - The estimated fair values of the Bank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair values of standby letters of credit are based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Notes to Financial Statements - (Continued)

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2005 were as follows:

(In millions)

Financial Instrument	Carrying Value	Net Unrecognized Gain or (Loss)	Estimated Fair Value
Financial Assets
Cash and due from banks	$33	$—	$33
Federal funds sold and Securities purchased under agreements to resell	6,945	—	6,945
Trading securities	1,087	—	1,087
Available-for-sale securities	1,790	—	1,790
Held-to-maturity securities	7,893	(74)	7,819
Advances	24,921	(193)	24,728
MPF Loans held in portfolio, net	42,005	(714)	41,291
Accrued interest receivable	336	—	336
Derivative assets	232	—	232

Total Financial Assets	$85,242	$(981)	$84,261

Financial Liabilities
Deposits	$(1,057)	$—	$(1,057)
Securities sold under agreements to repurchase	(1,200)	(104)	(1,304)
Consolidated obligations -
Discount notes	(16,778)	89	(16,689)
Bonds	(61,118)	197	(60,921)
Accrued interest payable	(551)	—	(551)
Mandatorily redeemable capital stock	(222)	—	(222)
Derivative liabilities	(136)	—	(136)

Total Financial Liabilities	$(81,062)	$182	$(80,880)

Commitments	$— *	$— *	$— *

*	Less than $1 million.

Notes to Financial Statements - (Continued)

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2004 were as follows:

(In millions)

Financial Instrument	Carrying Value	Net Unrecognized Gain or (Loss)	Estimated Fair Value
Financial Assets
Cash and due from banks	$21	$—	$21
Federal funds sold and Securities purchased under agreements to resell	5,128	—	5,128
Trading securities	760	—	760
Available-for-sale securities	1,530	—	1,530
Held-to-maturity securities	6,561	(3)	6,558
Advances	24,192	(164)	24,028
MPF Loans held in portfolio, net	46,920	80	47,000
Accrued interest receivable	318	—	318
Derivative assets	153	—	153

Total Financial Assets	85,583	(87)	85,496

Financial Liabilities
Deposits	$(1,223)	$—	$(1,223)
Securities sold under agreements to repurchase	(1,200)	(96)	(1,296)
Consolidated obligations -
Discount notes	(16,872)	8	(16,864)
Bonds	(60,876)	(514)	(61,390)
Mandatorily redeemable capital stock	(11)	—	(11)
Accrued interest payable	(514)	—	(514)
Derivative liabilities	(199)	—	(199)

Total Financial Liabilities	$(80,895)	$(602)	$(81,497)

Commitments	$— *	$— *	$— *

*	Less than $1 million.

Note 21 – Commitments and Contingencies

Refundable fees are deferred until the commitment expires or until the advance is made. The Bank records commitment fees for standby letters of credit as a deferred credit when it receives the fees and amortizes them using the straight-line method over the term of the standby letter of credit. The Bank believes that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $12 million and $1 million at December 31, 2005 and 2004, respectively. Commitments typically are for periods up to 12 months. Standby letters of credit are executed for members for a fee and are fully collateralized at the time of issuance. Based on management’s credit analysis, collateral requirements and master netting arrangements, the Bank does not deem it necessary to have any liability on these commitments and letters of credit. Notional amounts of outstanding standby letters of credit were $437 million, and $346 million at December 31, 2005 and 2004, respectively.

The Bank has entered into standby bond purchase agreements with state housing authorities within its two-state district whereby the Bank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bonds. The bond purchase commitments entered into by the Bank expire after 10 years, no later than 2014, though some are renewable at the option of the Bank. Total commitments for bond purchases with the Wisconsin Housing Economic Development Authority (WHEDA) were $233 million and $242 million and for the Illinois Housing Development Authority (IHDA) were $38 million and $38 million at December 31, 2005 and 2004, respectively. Both WHEDA and IHDA are state housing authorities. During 2005 and 2004, the Bank was not required to purchase any bonds under these agreements.

Commitments which unconditionally obligate the Bank to fund or purchase MPF Loans totaled $67 million and $147 million at December 31, 2005 and 2004, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values in the statements of condition.

Notes to Financial Statements - (Continued)

As described in Note 13, the FHLBs have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBs be unable to repay its participation in the consolidated obligations, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. For the years ended December 31, 2005, 2004 and 2003, no FHLB has had to assume or pay the consolidated obligation of another FHLB. However, the Bank considers the joint and several liability as a related party guarantee meeting the scope exception as noted in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBs’ consolidated obligations at December 31, 2005 and 2004.

The Bank enters into bilateral collateral agreements and executes derivatives with major banks and broker-dealers. As of December 31, 2005, the Bank had pledged, as collateral, securities with a carrying value of $77 million, which cannot be sold or repledged, to counterparties who have market risk exposure from the Bank related to derivatives.

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank. Lease agreements for services and equipment are not material to the Bank.

Commitments which unconditionally obligate the Bank to pay software renewal license fees totaled $7 million at December 31, 2005.

The Bank charged to operating expenses net rental costs of approximately $4 million, $4 million and $3 million for the years ending December 31, 2005, 2004, and 2003. Future minimum rentals at December 31, 2005, were as follows:

For the Years Ended December 31,	Lease Commitments (In millions)
2006	$4
2007	4
2008	5
2009	5
2010	5
Thereafter	4

Total lease commitments	$27

The Bank is not currently a defendant in any legal proceedings, nor is it aware of any pending or threatened legal proceedings against it that could have a material adverse effect on its financial condition or results of operations.

Note 22 – Transactions with Related Parties and Other FHLBs

Related Parties: The Bank is a cooperative. Capital stock ownership is a prerequisite to transacting any member business with the Bank. Members and former members own all the capital stock of the Bank. The majority of the directors of the Bank are elected by members. The Bank conducts its advances and the MPF Program almost exclusively with members. Therefore, in the normal course of business, the Bank extends credit to members whose officers and directors may serve as directors of the Bank. The Bank extends credit to members whose officers or directors may serve as directors of the Bank on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds and mortgage-backed securities from members (or affiliates of members) whose officers or directors serve as directors of the Bank. All investments are market rate transactions and all mortgage-backed securities are purchased through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates.

Outlined below is the level of activity the Bank has with its members as reported in the statements of condition.

•	There were $400 million of federal funds sold related to members or their affiliates at December 31, 2005. The Bank had no federal funds sold related to members or their affiliates in the Bank’s statement of condition at December 31, 2004.

Notes to Financial Statements - (Continued)

•	Held-to-maturity securities relating to affiliates of members at December 31, 2005 and 2004 were $10 million and $30 million, respectively.

•	All advances at December 31, 2005 and 2004 were issued to its members.

•	Derivative assets relating to members and their affiliates at December 31, 2005 and 2004 were $33 million and $24 million, respectively. Derivative liabilities relating to members and their affiliates at December 31, 2005 and 2004 were $67 million and $92 million, respectively.

•	Interest and non-interest bearing deposits from members of $647 million and $885 million respectively at December 31, 2005 and 2004 are maintained by the Bank for its members primarily to facilitate settlement activities that are directly related to advances and MPF Loan purchases.

•	Mandatorily redeemable capital stock reported in the Bank’s statements of condition at December 31, 2005 and 2004 relates to members and former members.

Other FHLBs: The Bank records a transfer of its consolidated obligations to another FHLB as an extinguishment of debt since the Bank has been released from being the primary obligor. Specifically, the release is made effective by the Office of Finance recording the transfer in its records. The Office of Finance provides release by acting within the confines of the Finance Board regulations that govern the determination of which FHLB is the primary obligor. The FHLB assuming the consolidated obligation becomes the primary obligor because it now is directly responsible for repaying the debt. The Bank continues to disclose the transferred debt as a contingent liability because it still has a joint and several liability with respect to repaying the transferred consolidated obligation. The Bank does not record a financial guarantee at fair value with respect to the transferred consolidated obligation because FIN 45 does not require such accounting for a related party. The Bank transferred $1.1 billion, $4.3 billion and $6.4 billion of consolidated obligations to other FHLBs for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, the Bank recognized a net realized gain (loss) from early extinguishment of debt transferred to other FHLBs of $7 million, $45 million, and $106 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Bank assumed consolidated obligations from the FHLB of New York of $79 million during the year ended December 31, 2005, and did not assume any consolidated obligations from other FHLBs during the year ended December 31, 2004.

As the MPF Provider, the Bank recorded $3 million and $1 million as transaction service fees for the years ended December 31, 2005 and 2004, respectively. The first year in which the Bank recorded such fees was 2004. Prior to 2004 the Bank incurred these costs to promote the MPF Program. Transaction service fees are recorded in “Other, net” on the Bank’s statements of income.

The Bank purchases MPF Loans directly from FHLB of Dallas PFIs and pays the FHLB of Dallas a fee for its services as the Bank’s marketing agent. The Bank incurred $0.4 million, $0.7 million and $1.7 million in marketing fees paid to the FHLB of Dallas during the years ended December 31, 2005, 2004 and 2003, respectively. The Bank purchased $0.2 billion, $0.4 billion and $1.2 billion of MPF Loans directly from FHLB of Dallas PFIs during the years ended December 31, 2005, 2004 and 2003, respectively. Marketing fees paid to Dallas are recorded in “Mortgage Loan Expense” in the Bank’s statements of income.

Upon joining the MPF Program in November 1999, the FHLB of Des Moines paid the Bank an MPF Program contribution of $2 million in installments that were due no later than the third anniversary after joining the MPF Program. In return, the Bank agreed to pay the FHLB of Des Moines a participation fee based on the outstanding balance of MPF Loans. These payments will terminate when there are less than $2.0 billion of MPF Loans in the MPF Program, but otherwise will continue in perpetuity. The Bank paid participation fees of $0.3 million to the FHLB of Des Moines during each of the three years ended December 31, 2005, 2004, and 2003. Participation fees paid to the FHLB of Des Moines are recorded in “Mortgage Loan Expense” on the Bank’s statements of income.

The Bank did not sell any MPF Loan participation interests to other FHLBs in 2005, and sold $879 million in MPF Loan participation interests to the FHLB of Topeka in 2004. The purchase and immediate sale to the FHLB of Topeka was recorded net in Operating Activities, and accordingly, there was no impact to the Bank’s statements of cash flows related to this transaction.

The Bank purchased $2.1 billion, $5.1 billion, and $20.9 billion in participation interests from other FHLBs (excluding loans purchased directly from PFIs of the FHLB of Dallas) during the years ended December 31, 2005, 2004 and 2003, respectively. MPF Loan Participation interests purchased are recorded as investing activities in the Bank’s statements of cash flows in “MPF Loans held in portfolio purchased from other FHLBs.”

The Bank participated in two MPF Shared Funding transactions in March 2003 and June 2003. The outstanding principal balance of the A Certificates held by the Bank in connection with these transactions was $417 million and $513 million at December 31, 2005 and 2004, respectively. The Bank sold $323 million of MPF Shared Funding Certificates, classified as available-for-sale, to the FHLB of Des Moines and the FHLB of Pittsburgh in March 2003. The Bank recognized no gain or loss on the sales, and there have been no subsequent sales. In these two transactions, One Mortgage Partners Corp., a subsidiary of

Notes to Financial Statements - (Continued)

JPMorgan Chase & Co., (the “Shared Funding PFI”), acquired Shared Funding MPF Loans from National City Bank of Pennsylvania, a member of the FHLB of Pittsburgh, and Superior Guaranty Insurance Company, a subsidiary of Wells Fargo & Company and a member of the FHLB of Des Moines (the “Selling PFIs”). The Selling PFIs provided standard MPF Program representations and warranties to the Shared Funding PFI which was in turn passed through to the trust for the benefit of the holders of the A Certificates and the B Certificates. The Bank agreed to act as the agent for the Shared Funding PFI so that the Selling PFIs could deliver their loans in much the same manner as they would if they were selling the loans to their respective MPF Banks under the MPF Program products.

As of December 31, 2005 and 2004, the Bank held investment securities classified as trading in the Bank’s statements of condition of $25 million and $72 million of consolidated obligations in other FHLBs which were purchased from 1995 to 1997. The FHLB of Dallas was the primary obligor of $19 million and $42 million of consolidated obligations at December 31, 2005 and 2004, respectively. The FHLB of San Francisco was the primary obligor of $6 million and $30 million of consolidated obligations held by the Bank at December 31, 2005 and 2004, respectively. The respective changes in fair value are recorded within net (loss) gain on trading securities on the statements of income and within operating activities as a net (increase) decrease on trading securities in the Bank’s statements of cash flows.

The Bank has accounts receivable with other FHLBs, which was $2 million and $1 million at December 31, 2005 and 2004, respectively. Accounts receivable is classified in other assets in the Bank’s statements of condition, with the respective changes being recorded as operating activities in the Bank’s statements of cash flows. As of December 31, 2005 and 2004 other FHLBs had deposits of $12 million and $13 million, respectively, with the Bank that are separately reported in the Bank’s statements of condition within interest-bearing deposits, with the respective changes being recorded as financing activities within the Bank’s statements of cash flows.