Form 10-Q
period 2006-03-31
Federal Home Loan Bank of Chicago
filed 2006-05-15
CIK 1331451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 39,313,248 shares of registrant’s capital stock outstanding as of April 30, 2006.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1. Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$26	$33
Federal funds sold and securities purchased under agreements to resell	8,148	6,945
Investment securities -
Trading ($384 and $431 pledged in 2006 and 2005)	1,361	1,087
Available-for-sale ($822 and $777 pledged in 2006 and 2005)	1,900	1,790
Held-to-maturity ($149 and $149 pledged in 2006 and 2005)	9,291	7,893
Advances	25,381	24,921
MPF Loans held in portfolio, net of allowance for loan losses of $1 in 2006 and 2005	40,931	42,005
Accrued interest receivable	352	336
Derivative assets	305	232
Software and equipment, net	48	49
Other assets	66	55

Total Assets	$87,809	$85,346

Liabilities and Capital
Liabilities
Deposits -
Interest-bearing ($14 and $12 from other FHLBs in 2006 and 2005)	$1,223	$951
Non-interest bearing	110	106

Total deposits	1,333	1,057

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	17,238	16,778
Bonds	62,688	61,118

Total consolidated obligations, net	79,926	77,896

Accrued interest payable	683	551
Mandatorily redeemable capital stock	260	222
Derivative liabilities	118	136
Affordable Housing Program (AHP) assessment payable	77	78
Resolution Funding Corporation (REFCORP) assessment payable	15	12
Other liabilities	50	56

Total Liabilities	83,662	81,208

Commitments and contingencies (Note 12)

Capital
Capital stock - Putable ($100 par value) issued and outstanding shares - 37 million and 38 million shares in 2006 and 2005	3,724	3,759
Retained earnings	553	525
Accumulated other comprehensive income (loss)	(130)	(146)

Total Capital	4,147	4,138

Total Liabilities and Capital	$87,809	$85,346

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(In millions)

	For the three months ended March 31,
	2006	2005
Interest income	$1,010	$843
Interest expense	894	700

Net interest income before provision for credit losses on loans	116	143

Provision for credit losses on loans	—	—

Net interest income after provision for credit losses on loans	116	143

Non-interest income (loss) -
Trading securities	(27)	(17)
Sale of available-for-sale securities	(4)	(2)
Derivatives and hedging activities	11	4
Early extinguishment of debt transferred to other FHLBs	4	3
Other, net	5	1

Total non-interest income (loss)	(11)	(11)

Non-interest expense -
Compensation	15	14
Professional service fees	3	2
Amortization and depreciation of software and equipment	4	4
MPF Program expense	2	2
Finance Board and Office of Finance expenses	1	1
Other expense	4	8

Total non-interest expense	29	31

Income before assessments	76	101

Assessments -
Affordable Housing Program	6	8
Resolution Funding Corporation	14	19

Total assessments	20	27

Net Income	$56	$74

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(In millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital

	Shares	Par Value
Balance, December 31, 2004	43	$4,292	$489	$(155)	$4,626

Comprehensive income -
Net Income			74		74
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(2)	(2)
Net unrealized gain (loss) on hedging activities				1	1

Total other comprehensive income (loss)			—	(1)	(1)

Total comprehensive income			74	(1)	73

Proceeds from issuance of capital stock	2	224			224
Reclassification of capital stock to mandatorily redeemable	(4)	(377)			(377)
Stock dividends on capital stock	1	60	(60)		—

Balance, March 31, 2005	42	$4,199	$503	$(156)	$4,546

Balance, December 31, 2005	38	$3,759	$525	$(146)	$4,138

Comprehensive income -
Net Income			56		56
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(9)	(9)
Net unrealized gain (loss) on hedging activities				25	25

Total other comprehensive income (loss)			—	16	16

Total comprehensive income			56	16	72

Proceeds from issuance of capital stock	1	59			59
Acquisition related member stock redemptions	(1)	(56)			(56)
Reclassification of capital stock to mandatorily redeemable	(1)	(38)			(38)
Dividends on capital stock			(28)		(28)

Balance, March 31, 2006	37	$3,724	$553	$(130)	$4,147

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Cash Flows (unaudited)

(In millions)

	For the three months ended March 31,
	2006	2005
Operating Activities -
Net Income	$56	$74
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Amortization of premiums, discounts and bond concession fees	37	61
Amortization and depreciation of software and equipment	4	4
Available-for-sale securities (gains) losses	4	2
Change in net fair value adjustment on trading, derivatives and hedging activities	(35)	(23)
Early extinguishment of debt transferred to other FHLBs	(4)	(3)
Net change in -
Trading securities	(298)	(243)
Accrued interest receivable	(12)	6
Other assets	(26)	(13)
Accrued interest payable	133	79
AHP assessments payable	(1)	2
REFCORP assessments payable	3	(12)
Other liabilities	(5)	(2)

Total adjustments	(200)	(142)

Net cash provided by (used in) operating activities	(144)	(68)

Investing activities -
Net change in -
Federal funds sold and securities purchased under agreements to resell	(1,203)	(1,852)
Advances -
Made	(10,125)	(4,732)
Proceeds	9,599	4,703
MPF Loans -
Purchases / Fundings	(276)	(540)
Purchases from other FHLB’s	(124)	(619)
Proceeds	1,398	2,076
Held-to-maturity securities -
Purchases	(2,403)	(420)
Proceeds from maturities	1,005	1,233
Available-for-sale securities -
Purchases	(1,012)	(90)
Proceeds	886	268
Proceeds from sale of foreclosed assets	12	18
Capital expenditures for software and equipment	(3)	(2)

Net cash provided by (used in) investing activities	(2,246)	43

(Continued on following page)

Federal Home Loan Bank of Chicago

Statements of Cash Flows (unaudited)

(Continued from previous page)

(In millions)

	For the three months ended March 31,
	2006	2005
Financing Activities -
Net change in -
Deposits	$274	$(17)
Deposits from other FHLBs	2	(1)
Net proceeds from issuance of consolidated obligations -
Discount notes	163,404	97,334
Bonds	5,430	4,840
Payments for maturing and retiring consolidated obligations -
Discount notes	(162,959)	(96,784)
Bonds	(3,296)	(5,053)
Transfer of bonds to other FHLBs	(447)	(141)
Cash dividends paid	(28)	—
Proceeds from issuance of capital stock	59	225
Acquisition related member stock redemptions	(56)	—
Redemptions for mandatorily redeemable shares	—	(378)

Net cash provided by (used in) financing activities	2,383	25

Net increase (decrease) in cash and due from banks	(7)	—
Cash and due from banks at beginning of year	33	20

Cash and due from banks at end of period	$26	$20

Supplemental Disclosures -
Interest paid	$762	$621
AHP assessments paid	7	6
REFCORP assessments paid	11	31
Capital stock reclassed to mandatorily redeemable	38	50

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Note 1 – Basis of Presentation

The Federal Home Loan Bank of Chicago (the “Bank”), a federally chartered corporation and a member-owned cooperative, is one of twelve Federal Home Loan Banks (the “FHLBs”) which, with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The twelve FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and are organized under the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). Each FHLB has members in a specifically defined geographic district. The Bank’s defined geographic district is the states of Illinois and Wisconsin. The Bank provides credit to its members principally in the form of advances and to Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”®) Program1, under which the Bank, in partnership with its PFIs, provides funding for home mortgage loans. In addition, the Bank also invests in other Acquired Member Assets (“AMA”) such as MPF Shared Funding® securities. AMA are assets acquired from or through FHLB members or eligible housing associates by means of either a purchase or a funding transaction, subject to Finance Board regulations.

The accounting and financial reporting policies of the Bank conform to accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, certain amounts in the prior period have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Bank’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Note 2 — Business Developments

On June 30, 2004, the Bank and the Finance Board entered into a Written Agreement, which was amended on October 18, 2005. The terms of the Written Agreement, pursuant to Amendment No. 1 dated October 18, 2005, imposed a minimum regulatory capital ratio requirement which required the Bank to maintain a ratio of capital stock (including mandatorily redeemable capital stock classified as a liability) plus retained earnings to total assets, of at least 4.5%, as well as an aggregate amount of outstanding capital stock of at least $3.978 billion. On April 18, 2006, the Bank and the Finance Board entered into Amendment No. 2 to the Written Agreement, which reduced the Bank’s minimum regulatory capital stock requirement under the Written Agreement by $204 million from $3.978 billion to $3.774 billion.

On April 18, 2006, the Finance Board also approved the Bank’s application to issue $1 billion of 10-year subordinated notes the Bank’s Retained Earnings and Dividend Policy and the Bank’s Revised Business Plan Strategies. In connection with the Finance Board’s approval of the subordinated notes issuance, the Finance Board also granted approvals and waivers to allow the Bank to use the subordinated notes in determining compliance with its regulatory capital and leverage requirements and to calculate its maximum permissible holdings of mortgage-backed securities and unsecured credit, subject to phase-outs beginning in the sixth year following issuance of the notes. The Finance Board directed its staff to prepare further amendments to the Written Agreement, to be effective upon the Bank’s receipt of the proceeds from the subordinated notes to include subordinated notes in the calculation of the Bank’s regulatory capital stock requirement; to modify the Bank’s regulatory capital stock requirement to establish an aggregate capital stock plus subordinated notes requirement of at least $3.5 billion and to modify the current regulatory capital stock and retained earnings to total assets ratio requirement to establish a requirement that the Bank maintain a ratio of regulatory capital stock plus retained earnings plus subordinated notes to assets of at least 4.5%. The inclusion of subordinated notes for purposes of such amendments to the Written Agreement is also subject to phase-out beginning in the sixth year following issuance.

Subsequent to March 31, 2006, through May 2, 2006, $204 million in redemption payments were made to four members whose membership in the Bank had terminated and which capital stock had been classified as mandatorily redeemable capital stock as of March 31, 2006. Redemption of terminating member capital stock is honored subject to, among other things, the Bank maintaining its minimum regulatory capital and leverage requirements, liquidity requirements under certain circumstances and Finance Board approval, to the extent required.

[1]	“Mortgage Partnership Finance”, “MPF” and “MPF Shared Funding” are registered trademarks of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

On April 18, 2006, the Board of Directors declared and approved a 3.10% (annualized rate) cash dividend based on first quarter 2006 results to be paid to members on May 15, 2006.

Accounting and Reporting Developments

SFAS 155 – On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Derivatives Implementation Group (“DIG”) Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” (“DIG Issue D1”). SFAS 155 amends FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed under certain circumstances. Prior period restatement is not permitted. The Bank has decided to adopt SFAS 155 effective January 1, 2007. At the time of adoption, the impact is not expected to be material to the Bank’s results of operations or financial condition.

FSP FAS 115-1 and FAS 124-1 – On November 3, 2005, the FASB published FASB Staff Position (“FSP”) on FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of impairment loss. The FSP indicates that existing FASB and SEC guidance should be used to determine whether impairment is other-than-temporary. The FSP clarifies that an investor should recognize impairment when impairment is other-than-temporary even if a decision to sell a specific investment has not been made and provides impairment guidance on cost-method investments. The FSP also requires quantitative and qualitative disclosures related to unrealized losses that support why such unrealized losses are not other than temporary. The Bank adopted the FSP effective January 1, 2006. The FSP did not have a material effect on the Bank’s results of operations or financial condition at the time of adoption.

DIG Issue B38 and DIG Issue B39 - On June 30, 2005, the FASB issued DIG Statement 133 Implementation Issue No. B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“DIG Issue B38”) and DIG Statement 133 Implementation Issue No. B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” (“DIG Issue B39”) DIG Issue B38 addresses an issue when applying SFAS 133, paragraph 12(c) to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 became effective for periods beginning after December 15, 2005. DIG Issues B38 and B39 did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

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

Retrospective application is the application of a different accounting principle to prior accounting periods as if that principle had always been used or the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS 154 did not have a material impact on the Bank’s financial condition or results of operations at the time of adoption.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Note 3 – Interest Income and Interest Expense

Details of interest income and interest expense for the three months ended March 31, 2006 and 2005 were as follows:

	For the three months ended March 31,
(In millions)	2006	2005
Interest Income -
MPF Loans held in portfolio	$527	$575
Credit enhancement fees paid	(11)	(12)

MPF Loans held in portfolio, net	516	563

Advances	268	159
Securities purchased under agreements to resell	4	2
Federal funds sold	83	38
Investment securities -
Trading	16	10
Available-for-sale	23	10
Held-to-maturity	100	61

Total interest income	1,010	843

Interest Expense -
Consolidated obligation -
Notes	185	104
Bonds	676	578

Total consolidated obligations	861	682

Deposits	11	7
Securities sold under agreements to repurchase	20	11
Mandatorily redeemable capital stock	2	—

Total interest expense	894	700

Net Interest Income before provision for credit losses on loans	$116	$143
Provision for credit losses on loans	—	—

Net interest income after provision for credit losses on loans	$116	$143

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Note 4 – Investment Securities

The Bank did not recognize any other-than-temporary impairment on its investment securities during the first quarter of 2006. For additional information concerning the Bank’s investment securities refer to Note 6 – Investment Securities in the December 31, 2005 Annual Financial Statements and Notes. Securities issued by GSEs are not guaranteed by the U.S. federal government.

Trading Securities – Trading securities as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
(In millions)	Fair Value	Fair Value
Government-sponsored enterprises	$1,263	$986
Consolidated obligations of other FHLBs	25	25
Mortgage-backed securities:
Government-sponsored enterprises	38	40
Government-guaranteed	8	8
Privately issued MBS	27	28

Total trading securities	$1,361	$1,087

The net (loss) gain on trading securities for the three months ended March 31, 2006 and 2005 were as follows:

	For the three months ended March 31,
(In millions)	2006	2005
Net realized gain (loss)	$—	$—
Net unrealized gain (loss)	(27)	(17)

Net gain (loss) on trading securities	$(27)	$(17)

Available-for-Sale Securities - The amortized cost and estimated fair value of available-for-sale securities as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006				December 31, 2005
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government-sponsored enterprises	$1,111	$—	$(14)	$1,097	$980	$—	$(5)	$975
Mortgage-backed securities:
Government-sponsored enterprises	78	—	(5)	73	81	—	(4)	77
Privately issued MBS	729	1	—	730	737	1	—	738

Total available-for-sale securities	$1,918	$1	$(19)	$1,900	$1,798	$1	$(9)	$1,790

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Realized gains and losses from the sale of available-for-sale securities for the three months ended March 31, 2006 and 2005 were as follows:

	For the three months ended March 31,
(In millions)	2006	2005
Realized gain	$—	$—
Realized loss	(4)	(2)

Net realized gain (loss) from sale of available-for-sale securities	$(4)	$(2)

Held-to-Maturity Securities – Held-to-maturity securities as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006				December 31, 2005
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,494	$4	$—	$1,498	$1,493	$5	$—	$1,498
Government-sponsored enterprises	149	—	(1)	148	149	—	(1)	148
State or local housing agency obligations	74	—	—	74	82	—	—	82
SBA/SBIC	251	—	—	251	666	—	—	666
Mortgage-backed securities:
Government-sponsored enterprises	4,769	2	(105)	4,666	4,381	6	(72)	4,315
Government-guaranteed	51	—	—	51	56	—	—	56
MPF Shared Funding ®	408	—	(28)	380	417	—	(20)	397
Privately issued MBS	2,095	32	(7)	2,120	649	9	(1)	657

Total held-to-maturity securities	$9,291	$38	$(141)	$9,188	$7,893	$20	$(94)	$7,819

Note 5 – Advances

For additional information concerning advances refer to Note 7 – Advances in the December 31, 2005 Annual Financial Statements and Notes. The Bank had advances outstanding to members at interest rates ranging from 1.56% to 8.47% at both March 31, 2006 and December 31, 2005 as summarized below.

(In millions) Contractual Maturity	March 31, 2006		December 31, 2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2006	$7,650	3.94%	$9,233	3.55%
2007	5,457	4.10%	5,043	3.93%
2008	3,964	4.51%	3,395	4.36%
2009	1,477	4.18%	1,389	4.11%
2010	2,696	3.95%	2,681	3.85%
2011	2,052	4.64%	1,825	4.51%
Thereafter	2,181	4.12%	1,385	4.12%

Total par value	25,477	4.15%	24,951	3.90%
SFAS 133 hedging adjustments	(96)		(30)

Total Advances	$25,381		$24,921

The Bank’s advances are concentrated with commercial bank and thrift members. As of March 31, 2006 two members of the Bank held advances representing more than 10% of total outstanding advances at par. LaSalle Bank N.A. held $2.6 billion

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

and $3.1 billion at March 31, 2006 and December 31, 2005 which represented 10.2% and 12.4% respectively, of total outstanding advances. Mid America Bank, FSB, held advances of $2.7 billion or 10.5% of total advances at March 31, 2006. The Bank held sufficient collateral to cover the par value of these advances and does not expect to incur any credit losses.

Note 6 - MPF Loans Held in Portfolio

For additional information concerning MPF Loans held in portfolio refer to Note 8 – MPF Loans Held in Portfolio in the December 31, 2005 Annual Financial Statements and Notes.

The MPF Program involves investment by the Bank in MPF Loans which are either funded by the Bank through or purchased from PFIs, or purchased as participations from other FHLBs.

The par value of MPF Loans funded or purchased by the Bank, by MPF product type during the three months ended March 31, 2006 and 2005 are presented in the following table:

(In millions) MPF Product Type	For the three months ended March 31,
	2006		2005
	Purchased/Funded	Percent Purchased/Funded	Purchased/Funded	Percent Purchased/Funded
Original MPF	$169	43.2%	$224	19.6%
MPF 100	64	16.4%	145	12.7%
MPF 125	28	7.1%	83	7.3%
MPF Plus	98	25.1%	311	27.2%
Original MPF for FHA/VA	32	8.2%	380	33.2%

Total par value of MPF Loans purchased/funded	$391	100.0%	$1,143	100.0%

The following table presents MPF Loan information by contractual maturity at March 31, 2006 and December 31, 2005:

(In millions)	March 31, 2006	December 31, 2005
MPF Loans:
Fixed medium term[1] single-family mortgages	$14,421	$14,862
Fixed long term[2,3] single-family mortgages	26,379	26,938

Total par value of MPF Loans	40,800	41,800
Agent fees, premium (discount)	247	261
Loan commitment basis adjustment	(13)	(14)
SFAS 133 hedging adjustments	(102)	(41)
Allowance for loan loss	(1)	(1)

Total MPF Loans held in portfolio, net	$40,931	$42,005

[1]	Medium term is defined as a MPF Loan that has a contractual maturity of 15 years or less.
[2]	Long term is defined as a MPF Loan that has a contractual maturity of greater than 15 years.
[3]	Includes Native American Mortgage Purchase Program HUD Section 184 loans of $8 million and $7 million at March 31, 2006 and December 31, 2005, respectively, classified as long term single-family mortgages.

The par value of outstanding MPF Loans at March 31, 2006 and December 31, 2005, was comprised of Federal Housing Administration-insured and Veteran’s Administration-guaranteed government loans totaling $5.9 billion and $6.2 billion and conventional loans totaling $34.9 billion and $35.6 billion, respectively.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

At March 31, 2006 and December 31, 2005, the Bank had $8 million and $15 million of MPF Loans on non-accrual. At March 31, 2006 and December 31, 2005, the Bank had $15 million and $14 million in MPF Loans reclassified as other assets that have been foreclosed but not yet liquidated.

The following tables present impaired MPF Loan information:

(In millions)	March 31, 2006	December 31, 2005
Impaired MPF Loans with an allowance	$—	$—
Impaired MPF Loans without an allowance [1]	6	7

Total Impaired Loans	$6	$7

Allowance for Impaired MPF Loans under SFAS 114	$—	$—

[1]	When the collateral value less estimated selling costs exceeds the recorded investment in the MPF Loan, then the MPF Loan does not require an allowance under SFAS 114 (e.g., if the MPF Loan has been charged down to the recorded investment in the MPF Loan).

	For the three months ended March 31,
(In millions)	2006	2005
Average balance of impaired MPF Loans during the period	$6	$5
Interest income recognized on impaired MPF Loans during the period	$—	$—

Note 7 - Consolidated Obligations

For additional information concerning consolidated obligations refer to Note 13 – Consolidated Obligations in the December 31, 2005 Annual Financial Statements and Notes.

Interest Rate Payment Terms - Interest rate payment terms for the consolidated bonds as to which the Bank was the primary obligor at March 31, 2006 and December 31, 2005 are detailed in the following table.

(In millions)	March 31, 2006	December 31, 2005
Par amount of consolidated obligation bonds:
Fixed Rate - Callable	$25,047	$25,887
Fixed Rate - Non-Callable	36,874	34,342
Variable rate	517	517
Zero coupon	2,050	2,050
Step-up	160	160
Inverse floating rate	50	50

Total par value	$64,698	$63,006
Bond discounts, net	(1,455)	(1,451)
SFAS 133 hedging adjustments	(555)	(437)

Total consolidated obligation bonds	$62,688	$61,118

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Redemption Terms – The following table is a summary of the Bank’s participation in consolidated obligation bonds at March 31, 2006 and December 31, 2005 by year of contractual maturity.

	March 31, 2006		December 31, 2005
(In millions) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2006	$8,940	2.84%	$11,697	2.79%
2007	10,572	3.75%	10,452	3.72%
2008	9,814	3.83%	9,279	3.76%
2009	6,262	4.32%	5,537	4.23%
2010	7,674	4.63%	7,240	4.61%
2011	3,747	4.88%	2,042	4.92%
Thereafter	17,689	4.57%	16,759	4.50%

Total par value	64,698	4.09%	63,006	3.95%
Bond discounts, net	(1,455)		(1,451)
SFAS 133 hedging adjustments	(555)		(437)

Total consolidated obligation bonds	$62,688		$61,118

The following table is a summary of the Bank’s short-term borrowings consisting of participation in consolidated obligation discount notes at March 31, 2006 and December 31, 2005:

(In millions)	March 31, 2006	December 31, 2005
Par value outstanding	$17,328	$16,865
Book value outstanding	$17,238	$16,778
Weighted average rate at period-end	4.54%	4.00%

Note 8 – Capital Stock and Mandatorily Redeemable Capital Stock

For additional information concerning capital reporting refer to Note 15 – Capital Stock and Mandatorily Redeemable Capital Stock in the December 31, 2005 Annual Financial Statements and Notes.

The following table summarizes the Bank’s regulatory capital requirements as a percentage of the Bank’s total assets. Regulatory capital is defined as capital stock (including capital stock classified as mandatorily redeemable under SFAS 150) and retained earnings. Pursuant to Amendment No. 1 to the Written Agreement dated October 18, 2005, a required minimum regulatory capital stock amount of $3.978 billion was added. On April 18, 2006, the Written Agreement was further amended (Amendment No. 2) to reduce that amount to $3.774 billion.

(In millions) Total Capital	Standard Regulatory Capital Requirement [1]	Regulatory Capital Ratio per Written Agreement
		Requirement		Actual
		Ratio [2]	Amount	Ratio	Amount
March 31, 2006	$3,512	4.5%	$3,951	5.2%	$4,537
December 31, 2005	3,414	4.5%	3,841	5.3%	4,506

[1]	The standard regulatory capital ratio required by Finance Board regulations for a FHLB that has not implemented a capital plan under the GLB Act is 4.0%.
[2]	Amendment No. 1 to the Written Agreement dated October 18, 2005, reduced the regulatory capital ratio from 5.1% to 4.5%.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

At March 31, 2006 and December 31, 2005, Bank members held $2.3 billion of voluntary capital stock, which is stock that members are not required to hold by law or regulation. At March 31, 2006 and December 31, 2005, these holdings represented 50.6% and 51.7%, respectively, of the Bank’s regulatory capital.

The following table summarizes mandatorily redeemable capital stock activity:

	For the three months ended March 31, 2006		For the three months ended March 31, 2005
(Dollars in millions)	Amount	Number of Members	Amount	Number of Members
Mandatorily redeemable capital stock - beginning balance	$222	12	$11	5
Membership redemption requests	38	3	50	2
Voluntary portion capital stock redemption requests	—	—	327	—
Membership redemption distributions	—	—	(51)	(2)
Voluntary portion capital stock distributions	—	—	(327)	—

Mandatorily redeemable capital stock - ending balance	$260	15	$10	5

Earnings impact from reclassification of dividends to interest expense	$2		$—

Note 9 – Derivatives and Hedging Activities

For additional information concerning derivative financial instruments refer to Note 18 – Derivatives and Hedging Activities in the December 31, 2005 Annual Financial Statements and Notes.

For the three-month periods ended March 31, 2006 and 2005, no amount was reclassified into earnings as a result of the discontinuance of cash flow hedges by reason of it becoming probable that a forecasted transaction would not occur by the end of the originally specified time period or within a two-month period thereafter. Further, there was no amount reclassified into earnings as a result of firm commitments no longer qualifying as fair value hedges for the three months ended March 31, 2006 or 2005. Over the next twelve months it is expected that $29 million recorded in other comprehensive income on March 31, 2006 will be recognized in earnings. The maximum length of time over which the Bank uses cash flow hedges to reduce its exposure to the variability in future cash flows for forecasted transactions is seven years.

The following table summarizes the results of the Bank’s hedging activities:

	For the three months ended March 31,
(In millions)	2006	2005
Gain (loss) related to fair value hedge ineffectiveness	$(10)	$—
Gain (loss) on economic hedges	21	4
Gain (loss) related to cash flow hedge ineffectiveness	—	—

Net gain (loss) on derivatives and hedging activities	$11	$4

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding, at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
(In millions)	Notional	Estimated Fair Value [1]	Notional	Estimated Fair Value [1]
Interest rate Swaps:
Fair Value	$32,348	$(125)	$27,910	$(124)
Economic	10,403	25	10,761	(7)

Total	42,751	(100)	38,671	(131)

Interest rate Swaptions:
Fair Value	5,479	65	4,037	65
Economic	4,589	15	3,819	8

Total	10,068	80	7,856	73

Interest rate Caps/Floors:
Cash Flow	3,101	156	3,301	140
Economic	8	—	8	—

Total	3,109	156	3,309	140

Interest rate Futures/Forwards:
Fair Value	3,963	(1)	3,136	—
Economic	—	—	—	—

Total	3,963	(1)	3,136	—

Delivery Commitments under the MPF Program:
Economic	59	—	52	1

Total	$59,950	$135	$53,024	$83

____________ [1] Excludes accrued interest.

Total Derivatives Excluding Accrued Interest		$135		$83
Accrued Interest at period end		52		13

Net Derivative Balance at period end		$187		$96

Derivative assets		$305		$232
Derivative liabilities		(118)		(136)

Net Derivative Balance at period end		$187		$96

The amounts potentially subject to loss due to credit risks are the fair value amounts of the derivatives, and not the notional amounts. Maximum credit risk is defined as the estimated cost of replacement for favorable interest rate swaps, mandatory delivery contracts for mortgage loans, and purchased caps and floors in the event of counterparty default the related collateral, if any, proved to be of no value to the Bank. Using this definition the Bank’s maximum credit risk was $305 million and $232 million at March 31, 2006 and December 31, 2005, respectively, including $52 million and $13 million of net accrued interest receivables, respectively. Accrued interest receivables and payables and legal rights to offset assets and liabilities by counterparty are considered in determining the maximum credit risk. The Bank held cash and securities with a market value of $284 million and $226 million as collateral for derivative financial instruments as of March 31, 2006 and December 31, 2005, respectively. Collateral with respect to derivative financial instruments with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Note 10 - Segment Information

The Bank has two business segments (MPF Program and Traditional Member Finance) as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments reflect the manner in which financial information is evaluated by management, including the chief operating decision makers. The Bank’s reporting process measures the performance of the operating segments based on the structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The Bank’s operating segments are defined by the products and services it provides. MPF Program income is derived primarily from the difference, or spread, between the yield on MPF Loans and the borrowing cost related to those MPF Loans. The Traditional Member Finance segment includes products such as advances, investments and deposits.

The following table sets forth the Bank’s financial performance by operating segment for the three months ended March 31, 2006 and 2005.

	For the three months ended March 31,
	MPF Program		Traditional Member Finance		Total Bank
(In millions)	2006	2005	2006	2005	2006	2005
Interest income	$527	$574	$483	$269	$1,010	$843
Interest expense	439	455	455	245	894	700

Net interest income	88	119	28	24	116	143
Non-interest income (loss)	(16)	(9)	5	(2)	(11)	(11)
Non-interest expense	17	16	12	15	29	31
Assessments	14	25	6	2	20	27

Net income	$41	$69	$15	$5	$56	$74

	MPF Program		Traditional Member Finance		Total Bank
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Total assets	$41,943	$42,926	$45,866	$42,420	$87,809	$85,346

Note 11 - Estimated Fair Values

For additional information concerning the estimated fair values refer to Note 20 – Estimated Fair Values in the December 31, 2005 Annual Financial Statements and Notes.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

The carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2006 were as follows:

(In millions) Financial Instrument	Carrying Value	Net Unrecognized Gain or (Loss)	Estimated Fair Value
Financial Assets
Cash and due from banks	$26	$—	$26
Federal funds sold and securities purchased under agreements to resell	8,148	—	8,148
Trading securities	1,361	—	1,361
Available-for-sale securities	1,900	—	1,900
Held-to-maturity securities	9,291	(103)	9,188
Advances	25,381	(195)	25,186
MPF Loans held in portfolio, net	40,931	(1,267)	39,664
Accrued interest receivable	352	—	352
Derivative assets	305	—	305

Total Financial Assets	$87,695	$(1,565)	$86,130

Financial Liabilities
Deposits	$(1,333)	$—	$(1,333)
Securities sold under agreements to repurchase	(1,200)	(110)	(1,310)
Consolidated obligations -
Discount notes	(17,238)	—	(17,238)
Bonds	(62,688)	644	(62,044)
Accrued interest payable	(683)	—	(683)
Mandatorily redeemable capital stock	(260)	—	(260)
Derivative liabilities	(118)	—	(118)

Total Financial Liabilities	$(83,520)	$534	$(82,986)

Commitments	$—	$—	$—

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2005 were as follows:

(In millions) Financial Instrument	Carrying Value	Net Unrecognized Gain or (Loss)	Estimated Fair Value
Financial Assets
Cash and due from banks	$33	$—	$33
Federal funds sold and securities purchased under agreements to resell	6,945	—	6,945
Trading securities	1,087	—	1,087
Available-for-sale securities	1,790	—	1,790
Held-to-maturity securities	7,893	(74)	7,819
Advances	24,921	(193)	24,728
MPF Loans held in portfolio, net	42,005	(714)	41,291
Accrued interest receivable	336	—	336
Derivative assets	232	—	232

Total Financial Assets	$85,242	$(981)	$84,261

Financial Liabilities
Deposits	$(1,057)	$—	$(1,057)
Securities sold under agreements to repurchase	(1,200)	(104)	(1,304)
Consolidated obligations -
Discount notes	(16,778)	89	(16,689)
Bonds	(61,118)	197	(60,921)
Accrued interest payable	(551)	—	(551)
Mandatorily redeemable capital stock	(222)	—	(222)
Derivative liabilities	(136)	—	(136)

Total Financial Liabilities	$(81,062)	$182	$(80,880)

Commitments	$—	$—	$—

Note 12 – Commitments and Contingencies

The Bank is not currently a defendant in any legal proceedings, nor is it aware of any pending or threatened legal proceedings against it that could have a material adverse effect on its financial condition or results of operations. There have been no significant changes in commitments and contingencies since December 31, 2005. Refer to Note 21 – Commitments and Contingencies in the December 31, 2005 Annual Financial Statements and Notes for further discussion.

Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled $1 million and $12 million at March 31, 2006 and December 31, 2005, respectively. Commitments typically are for periods up to 12 months.

Standby letters of credit are executed with members for a fee. If the Bank were required to make a payment for a beneficiary’s draw, the amount of the payment would be converted into a collateralized advance to the member. Notional amounts of outstanding standby letters of credit were $423 million and $437 million at March 31, 2006 and December 31, 2005, respectively.

The Bank has entered into standby bond-purchase agreements with state-housing authorities, whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bonds. The bond purchase commitments entered into by the Bank expire no later than 2014, though some are renewable at the option of the Bank. Total standby commitments for bond purchases were $252 million and $271 million at March 31, 2006 and December 31, 2005, respectively. The Bank was not required to purchase any bonds under these agreements through March 31, 2006.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

The Bank only records a liability for consolidated obligations on its statements of condition for the proceeds it receives from the issuance of those consolidated obligations. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee is not reflected on the Bank’s statements of condition. The par value of outstanding consolidated obligations for the FHLBs was $936 billion and $937 billion at March 31, 2006 and December 31, 2005, respectively. Accordingly, should one or more of the FHLBs be unable to repay their participation in the consolidated obligations, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board.

The Bank is required to pay 20% of its net earnings (after deduction of its AHP expense) to REFCORP to support payment of part of the interest on bonds issued by REFCORP. The Bank must make these payments to REFCORP until the total amount of payments made by all FHLBs is equivalent to a $300 million annual annuity whose final maturity date is October 15, 2017. Additionally, the FHLBs must set aside annually for AHP the greater of $100 million or 10% of the current year’s pre-assessment net earnings.

Note 13 – Transactions with Related Parties and Other FHLBs

Related Parties: The Bank is a cooperative. Capital stock ownership is a prerequisite to transacting any member business with the Bank. Members and former members own all the capital stock of the Bank. The majority of the directors of the Bank are elected by members. The Bank executes advances almost exclusively with members and conducts the MPF Program with PFIs who are members. Therefore, in the normal course of business, the Bank extends credit to members whose officers and directors may serve as directors of the Bank. The Bank extends credit to members whose officers or directors may serve as directors of the Bank on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, Federal funds and mortgage-backed securities from members (or affiliates of members) whose officers or directors serve as directors of the Bank. All investments are market rate transactions and all mortgage-backed securities are purchased through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates.

Outlined below is the level of activity the Bank has with its members as reported in the statements of condition.

•	There were $500 million and $400 million of Federal funds sold related to members or their affiliates at March 31, 2006 and December 31, 2005, respectively.

•	Held-to-maturity securities relating to affiliates of members at March 31, 2006 and December 31, 2005 were $7 million and $10 million, respectively.

•	All advances at March 31, 2006 and December 31, 2005 were issued to members.

•	Derivative assets with members or their affiliates as counterparties at March 31, 2006 and December 31, 2005 were $56 million and $33 million, respectively. Derivative liabilities with members or their affiliates as counterparties at March 31, 2006 and December 31, 2005 were $63 million and $67 million, respectively.

•	Interest and non-interest-bearing deposits from members of $743 million and $647 million, respectively, at March 31, 2006 and December 31, 2005 are maintained by the Bank for its members primarily to facilitate settlement activities that are directly related to advances and MPF Loan purchases.

•	Mandatorily redeemable capital stock reported in the Bank’s statements of condition at March 31, 2006 and December 31, 2005 relates to members and former members.

Other FHLBs: The Bank transferred $450 million and $143 million of consolidated obligations to other FHLBs for the three months ended March 31, 2006 and 2005, respectively. In addition, the Bank recognized a net realized gain from early extinguishment of debt transferred to other FHLBs of $4 million and $3 million for the three months ended March 31, 2006 and 2005, respectively.

As the MPF Provider, the Bank recorded $1 million as transaction service fees for each of the three month periods ended March 31, 2006 and 2005. The Bank purchased $20 million and $73 million of MPF Loans directly from the FHLB of Dallas’ PFIs during the three months ended March 31, 2006 and 2005, respectively. The Bank purchased $124 million and $619 million in participation interests from other FHLBs (excluding loans purchased directly from PFIs of the FHLB of Dallas) during the three months ended March 31, 2006 and 2005, respectively.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

As of March 31, 2006 and December 31, 2005, the Bank held investment securities classified as trading in the Bank’s statements of condition of $25 million of consolidated obligations in other FHLBs that were purchased from 1995 to 1997. The FHLB of Dallas was the primary obligor of $19 million of consolidated obligations at March 31, 2006 and December 31, 2005. The FHLB of San Francisco was the primary obligor of $6 million of consolidated obligations held by the Bank at March 31, 2006 and December 31, 2005.

The Bank had accounts receivable with other FHLBs of $2 million at March 31, 2006 and December 31, 2005. As of March 31, 2006 and December 31, 2005, other FHLBs had deposits of $14 million and $12 million, respectively, with the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s financial statements and notes at the beginning of this Form 10-Q and in conjunction with the Bank’s December 31, 2005 Form 10-K.

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or future predictions of the Bank may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates”, “believes”, “expects”, “could”, “estimates”, “may”, “should”, “will”, or their negatives or other variations of these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty, that actual results could differ materially from those expressed or implied in these forward-looking statements and that actual events could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the Bank’s Written Agreement with the Finance Board; the ability of the Bank to complete its planned sale of subordinated notes; the effect of the Bank’s Retained Earnings and Dividend Policy and its goal to strengthen the Bank’s capital base and protect shareholders; the ability of the Bank to effect redemptions of voluntary capital stock following the planned sale of subordinated notes; economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the FHLB Act or Finance Board regulations; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank advances; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; the impact of the Bank’s new business strategy to develop off-balance sheet capabilities to fund MPF assets; the impact of new accounting standards; and the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability.

Business Overview

The Bank recorded first quarter, 2006 net income of $56 million, compared with $74 million in the first quarter of 2005. The decrease in net income of $18 million was principally attributable to a decrease in net interest income of $27 million, offset by a reduction in AHP and REFCORP assessments of $7 million. Net interest margins have tightened 14 basis points due principally to a flattening yield curve, as short-term interest rates have increased more significantly than longer-term interest rates. In addition, the Bank’s asset mix has shifted since the prior year to shorter-term, more liquid investments, which has further reduced net interest margins. Finally, the Bank’s capital stock decreased by $475 million to $3.724 billion at March 31, 2006 compared to March 31, 2005, further causing net interest margins to decrease because the Bank had less capital to invest in interest earning assets.

The Bank continues to experience a decline in MPF Loan balances due principally to regulatory capital constraints limiting on-balance sheet growth of MPF Loans and reduced PFI volume due to lower borrower demand for fixed rate mortgage products. Principal pay downs and maturities have outpaced new purchases and fundings of MPF Loans.

On April 18, 2006, the Bank and the Finance Board entered into Amendment No. 2 to the Written Agreement, which reduced the Bank’s minimum capital stock requirement under the Written Agreement by $204 million, from $3.978 billion to $3.774 billion. This reduction was intended to permit the Bank to redeem the capital stock of six institutions whose membership had terminated as of April 18, 2006 or will terminate prior to July 1, 2006 (subject to the approval of the Director of the Office of Supervision of the Finance Board), before the planned subordinated notes issuance described below.

On April 18, 2006, the Finance Board also approved the Bank’s application to issue $1 billion of 10-year subordinated notes, its Retained Earnings and Dividend Policy and its Revised Business Plan Strategies. In connection with its approval of the subordinated notes issuance, the Finance Board also granted approvals and waivers to allow the Bank to use subordinated notes in determining compliance with its regulatory capital and leverage requirements and in calculating its maximum permissible holdings of mortgage-backed securities and unsecured credit, subject to phase-outs beginning in the sixth year following issuance of the notes. The Bank expects to issue $1 billion in subordinated notes in the second quarter and use the net proceeds to redeem voluntary capital stock held by members of the Bank. The Bank intends to notify members of the process and acceptance period for redemption requests in the next few weeks.

On April 18, 2006, the Finance Board also directed its staff to prepare further amendments to the Written Agreement, effective upon receipt by the Bank of the proceeds from the subordinated notes, to include subordinated notes in the satisfaction of the Bank’s regulatory capital stock requirement, to modify the Bank’s regulatory capital stock requirement to establish an aggregate regulatory capital stock plus subordinated notes requirement of at least $3.5 billion and to modify the current regulatory capital stock and retained earnings to total assets ratio requirement to establish a requirement that the Bank maintain a ratio of regulatory capital stock plus retained earnings plus subordinated notes to assets of at least 4.5%. The inclusion of subordinated notes for purposes of such amendments to the Written Agreement is also subject to phase-outs beginning in the sixth-year following issuance of the notes.

Business Outlook

The Bank expects that net interest margins will remain flat or continue to tighten in the second quarter, further negatively impacting net interest income. The planned issuance of subordinated notes and capital stock redemptions would further contribute to lower net interest income, negatively impacting the Bank’s future dividends. Also, the new Retained Earnings and Dividend Policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount plus a percentage of the Bank’s earnings. During this time, the policy limits the percentage of earnings payable as dividends. As a result, the Bank expects that its dividend rate in 2006 will be between 3% and 3.5%.

On April 18, 2006, the Finance Board also approved the Bank’s new business strategies which supersede the Bank’s previously approved Business Capital Management Plan for 2005 -2007 (as described in the Bank’s December 31, 2005 Form 10-K). The overall goal of the Bank’s revised business strategies is to continue to meet its nearly 75-year-old mandate to facilitate homeownership in its members’ local communities. Under the new business strategies, the Bank plans to make substantial changes to its balance sheet structure. The Bank expects to revise its collateral requirements and pricing for advances and to add new advance products. Accepting additional types of collateral, such as home equity loans or lines of credit, would be subject to a new business activity notice to the Finance Board. The Bank has submitted a new business activity notice with respect to accepting home equity loans and lines of credit, which is pending. The Bank expects that member demand for advances will remain strong in the second quarter.

The Bank’s new business strategies also provide for further development of the MPF Program. In connection with reducing the Bank’s outstanding voluntary capital stock, the Bank will have less capital available to support the assets on its balance sheet while maintaining the regulatory capital to assets ratio of 4.5% imposed by the Written Agreement. As such, the Bank expects to make substantial changes to its balance sheet structure by developing off-balance sheet capabilities for funding future MPF Program investments and substantially reducing the amount of MPF assets that will remain on the Bank’s balance sheet. However, prior to entering into any new off-balance-sheet MPF activity, the Bank is required to submit a new business activity notice to the Finance Board and receive Finance Board approval. The Bank has not yet submitted a new business activity notice to the Finance Board for any MPF off-balance-sheet activity. Income from the off-balance sheet MPF business is expected to be less than the income generated under the current business model. The Bank will continue to look for opportunities to purchase mortgage-backed securities to offset the decline in MPF Loan balances.

Results of Operations

	For the three months ended March 31,
(In millions)	2006	2005	Increase/ (Decrease)%
Interest income	$1,010	$843	$167	20%
Interest expense	894	700	194	28%

Net interest income after provision (release of allowance) for credit losses on mortgage loans	116	143	(27)	-19%
Non-interest income (loss)	(11)	(11)	—	0%
Non-interest expense	29	31	(2)	-6%

Income before assessments	76	101	(25)	-25%
Assessments	20	27	(7)	-26%

Net income	$56	$74	$(18)	-24%

Non-interest expense to average assets - annualized [1]	0.13%	0.15%	-0.02%
Interest spread between yields on interest- earning assets and interest-bearing liabilities	0.35%	0.50%	-0.15%
Yield on average interest-earning assets	4.71%	3.99%	0.72%
Return on average equity - annualized	5.45%	6.48%	-1.03%

[1]	Non-interest expense includes compensation, professional service fees, amortization and depreciation of software and equipment, and other operating expenses.

Three months ended March 31, 2006 compared to three months ended March 31, 2005 The Bank recorded first quarter 2006 net income of $56 million, compared with $74 million in the first quarter of 2005. The decrease in net income of $18 million was principally attributable to a decrease in net interest income of $27 million, offset by a reduction in AHP and REFCORP assessments of $7 million. The decrease in net interest income was due to the following factors:

The Bank’s net interest margin decreased 14 basis points to 0.54% in the first quarter of 2006. The decrease was due principally to a flattening yield curve, as short-term interest rates have increased more significantly than long-term rates. In addition, the Bank experienced a decrease in MPF Loans, which historically have generated higher yields than the Bank’s advances. Also, net interest income was negatively impacted by a decrease in capital stock, which decreased the amount of capital the Bank had to invest in interest-earning assets. Capital stock decreased by $475 million to $3.724 billion at March 31, 2006 compared to $4.199 billion at March 31, 2005.

The Bank recognized net losses of $11 million in non-interest income for each quarter ended March 31, 2006 and 2005. Non-interest income consisted principally of income from trading securities and derivatives and hedging activities. The Bank’s portfolio of investments classified as trading experienced an unrealized loss of $27 million in the first quarter of 2006, compared to an unrealized loss of $17 million in the comparable quarter in the prior year. The increase in trading losses was due to a continued increase in market interest rates.

The Bank recognized income from derivatives and hedging activities of $11 million in the first quarter of 2006 compared to $4 million in the first quarter of 2005. The Bank economically hedged its investment securities classified as trading and recognized gains of $29 million and $14 million for the first quarter of 2006 and 2005, respectively.

The table below shows the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) for the three months ended March 31, 2006 and 2005.

Sources of Gains / (Losses) on Derivatives and Hedging Activities Recorded in Non-Interest Income (Loss) in

the three months ended March 31, 2006 and 2005

(In millions) Hedged Item	For the three months ended March 31,
	2006				2005
	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Advances	$1	$—	$—	$1	$1	$(3)	$—	$(2)
Consolidated Obligations	(2)	—	(2)	(4)	3	3	—	6
Investments	—	—	29	29	—	—	14	14
MPF Loans	(9)	—	(6)	(15)	(4)	—	(10)	(14)

Total	$(10)	$—	$21	$11	$—	$—	$4	$4

Non-interest expense decreased $2 million to $29 million for the first quarter of 2006, compared to $31 million for the first quarter of 2005. Compensation and professional service fees each increased $1 million to $15 million and $3 million, respectively in the first quarter of 2006, compared to the first quarter of 2005. Compensation increased due principally to an increase in number of employees and salary increases. Professional service fees increased as the Bank continued to invest in contract services related to internally developed software and other systems upgrades. Other expenses decreased by $4 million through on-going cost reduction efforts.

Total AHP and REFCORP assessments decreased $7 million to $20 million for the first quarter of 2006 as a result of a decrease in income before assessments.

Average Balances/Net Interest Margin/Rates

(In millions)	For the three months ended March 31,						Change in interest income/expense
	2006			2005
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Increase/ (Decrease)
Assets

Federal funds sold and securities purchased under agreements to resell	$7,853	$87	4.46%	$6,594	$40	2.44%	$7	$40	$47
Total investments [1]	11,507	139	4.84%	7,998	81	4.08%	36	22	58
Advances [1]	25,223	268	4.24%	23,869	159	2.66%	9	100	109
MPF Loans held in portfolio 1 2 3	41,262	516	5.00%	46,021	563	4.89%	(58)	11	(47)

Total interest-earning assets	$85,845	$1,010	4.71%	$84,482	$843	3.99%	$(6)	$173	$167

Allowance for loan losses	(1)			(5)
Other assets	1,017			758

Total assets	$86,861			$85,235

Liabilities and Capital

Interest bearing deposits	$994	$11	4.33%	$1,204	$7	2.31%	$(1)	$5	$4
Discount notes	16,364	185	4.54%	17,398	104	2.39%	(7)	88	81
CO bonds [1]	63,202	676	4.28%	60,510	578	3.82%	25	73	98
Other borrowings	1,447	22	6.00%	1,218	11	3.71%	3	8	11

Total interest-bearing liabilities	$82,007	$894	4.36%	$80,330	$700	3.49%	$20	$174	$194

Non-interest-bearing deposits	87			62
Other liabilities	653			276
Total Capital	4,114			4,567

Total Liabilities and Capital	$86,861			$85,235

Net interest income and net yield on interest-earning assets		$116	0.54%		$143	0.68%	$(26)	$(1)	$(27)

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.35%			0.50%

Average interest-earning assets to interest-bearing liabilities			104.68%			105.17%

Notes:

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Nonperforming loans, which include non-accrual and renegotiated loans, are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of approximately $15.0 million and $24.1 million during the three months ended March 31, 2006 and 2005, respectively.

Statements of Condition Overview

The major components of the Bank’s statements of condition are as follows:

(In millions)	March 31, 2006	December 31, 2005	Increase / (Decrease)
			Amount	Percent
Assets
Federal funds sold and securities purchased under agreement to resell	$8,148	$6,945	$1,203	17%
Investment securities	12,552	10,770	1,782	17%
Advances	25,381	24,921	460	2%
MPF Loans held in portfolio, net	40,931	42,005	(1,074)	-3%
Other assets	797	705	92	13%

Total Assets	$87,809	$85,346	$2,463	3%

Liabilities and Capital
Deposits	$1,333	$1,057	$276	26%
Discount notes	17,238	16,778	460	3%
Bonds	62,688	61,118	1,570	3%
Other liabilities	2,403	2,255	148	7%

Total Liabilities	83,662	81,208	2,454	3%

Total Capital	4,147	4,138	9	0%

Total Liabilities and Capital	$87,809	$85,346	$2,463	3%

Federal funds sold and securities purchased under agreements to resell – The Bank increased its investments in overnight and term Federal funds by $1.2 billion from December 31, 2005 to $8.1 billion at March 31, 2006 to increase its liquidity position to support member redemptions in connection with membership withdrawals and redemptions of voluntary capital stock.

Investment securities – Investment securities increased $1.8 billion from December 31, 2005 to $12.6 billion at March 31, 2006. The Bank continued to purchase additional mortgage-backed securities in the first quarter of 2006 in order to generate additional interest income to help offset the decline in MPF Loan balances. At March 31, 2006 the Bank was below the regulatory limit of three times capital allowed for investing in mortgage-backed securities; the actual ratio of mortgage-backed securities to capital at March 31, 2006 was 2.1 to 1. Purchases of mortgage-backed securities during the first quarter were classified as held-for-investment. Also, the Bank increased its positions in investment securities classified as both trading and available-for-sale to earn additional income.

Under the Finance Board’s Financial Management Policy, the Bank’s total carrying value of its mortgage-backed securities and related investments may not exceed 300% of the Bank’s previous month-end capital on the day it purchases the securities. See “Item 1 — Business — Traditional Member Finance — Investments” in the Bank’s December 31, 2005 10-K. In addition, as part of the Finance Board’s actions on April 18, 2006, the Finance Board will permit the Bank, so long as it is subject to the Regulatory Leverage Limit (as defined in “—Liquidity & Capital Resources—Capital Resources—Capital Amounts”), to invest in an additional amount of mortgage-backed securities and related investments up to 300% of the Designated Amount (as defined in “—Liquidity & Capital Resources—Capital Resources—Capital Amounts”) of the subordinated notes, subject to a cap so that the Bank’s total holdings of mortgage-backed securities and related investments may not exceed 300% of the sum of (i) the Bank’s capital stock outstanding as of the close of business on April 18, 2006, and (ii) the Bank’s retained earnings account as of the close of business on April 18, 2006.

Advances – Advances increased $460 million from December 31, 2005 to $25.4 billion at March 31, 2006. The Bank has experienced strong member demand in its fixed-rate advance products due principally to the change in its pricing policies for new advances.

MPF Loans held in portfolio, net – MPF Loans decreased by $1.1 billion from December 31, 2005 to $40.9 billion at March 31, 2006. The decrease was due principally to regulatory capital constraints. These constraints limited the amount of MPF Loans that the Bank was able to purchase or fund. In addition, the Bank has experienced less PFI volume for which to purchase and fund MPF Loans, due in part to a decrease in fixed-rate mortgage loan demand. The Bank continued to purchase and fund MPF Loans from small to medium-sized PFIs and purchased less MPF Loan volume from larger PFIs compared to the prior period. Effective March 1, 2006, the Bank no longer enters into new Master Commitments to purchase participation interests unless it has a pre-existing contractual obligation with an MPF Bank. This has also reduced the Bank’s MPF Loan volume.

Consolidated Obligations – Consolidated obligations increased $2.0 billion to $79.9 billion at March 31, 2006 compared to December 31, 2005. The Bank used the proceeds of consolidated obligation bonds to fund its purchases of mortgage-backed securities and investments. Consolidated obligation discount notes are used to fund investments in Federal funds sold.

Assessments - The table below summarizes the changes in the AHP and REFCORP assessments payable:

	For the three months ended March 31,
(In millions)	2006	2005
AHP
Balance, January 1	$78	$82
AHP assessments	6	8
AHP assessments paid	(7)	(6)

Balance, March 31	$77	$84

REFCORP:
Balance, January 1	$12	$43
REFCORP assessments	14	19
REFCORP assessments paid	(11)	(32)

Balance, March 31	$15	$30

Total Capital – Total capital increased $9 million to $4.1 billion at March 31, 2006 compared to December 31, 2005. Capital stock decreased $35 million, principally due to the announcement by three members of their intent to withdraw from membership after January 1, 2006. Such capital stock was reclassified as a liability to mandatorily redeemable capital stock. Retained earnings increased $28 million to $553 million at March 31, 2006. In accordance with its then-effective Retained Earnings and Dividend Policy, the Bank retained more earnings in order to contribute to a stronger capital base. The accumulated other comprehensive loss decreased $16 million from a loss of $146 million at December 31, 2005 to a loss of $130 million at March 31, 2006. The decrease was principally a result of Other Comprehensive Income (“OCI”) amortization of basis adjustments related to the Bank’s cash flow hedges and changes in fair value of derivatives associated with these hedges.

Operating Segment Results

The Bank manages its operations by grouping its products and services within two operating segments. The measure of profit or loss and total assets for each segment is contained in “Note 19—Segment Information.” These operating segments are:

•	The MPF Program; and

•	Traditional Member Finance, which includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments and deposit products.

The internal organization that is used by management for making operating decisions and assessing performance is the source of the Bank’s reportable segments.

The table below summarizes operating segment results:

	For the three months ended March 31,
	MPF Program		Traditional Member Finance		Total Bank
(In millions)	2006	2005	2006	2005	2006	2005
Interest income	$527	$574	$483	$269	$1,010	$843
Interest expense	439	455	455	245	894	700

Net interest income	88	119	28	24	116	143
Non-interest income (loss)	(16)	(9)	5	(2)	(11)	(11)
Non-interest expense	17	16	12	15	29	31
Assessments	14	25	6	2	20	27

Net income	$41	$69	$15	$5	$56	$74

	MPF Program		Traditional Member Finance		Total Bank
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Total assets	$41,943	$42,926	$45,866	$42,420	$87,809	$85,346

MPF Program Results of Operations

The table below compares the results for the MPF Program by period:

	For the three months ended March 31,
(In millions)	2006	2005	Change	Percentage Change
Interest income	$527	$574	$(47)	-8%
Interest expense	439	455	(16)	-4%

Net interest income	88	119	(31)	-26%
Non-interest income (loss)	(16)	(9)	(7)	-78%
Non-interest expenses	17	16	1	6%
Assessments	14	25	(11)	-44%

Net Income	$41	$69	$(28)	-41%

	March 31, 2006	December 31, 2005	Change	Percentage Change
Total Assets	$41,943	$42,926	$(983)	-2%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Interest income for the MPF Program declined by $47 million for the three months ended March 31, 2006 versus the comparable period in 2005. Of the decline, $58 million was due to decreases in the volume in MPF Loans held in portfolio, offset by an $11 million increase in average yields to 5.00% from 4.89%. Interest expense declined by a lesser amount compared to the first quarter of 2005. The average rate paid in the current quarter on consolidated obligation bonds increased to 4.28%, compared to 3.82% for the first quarter of 2005. However, balances of interest-bearing liabilities outstanding in the MPF segment declined, which contributed to the decrease in interest expense.

Total assets for the segment declined by $1 billion compared to December 31, 2005. The decrease in MPF Loans outstanding was due principally to regulatory capital constraints. These constraints limited the amount of MPF Loans that the Bank was able to purchase or fund. Effective March 1, 2006, the Bank no longer enters into new Master Commitments to purchase participation interests unless it has a pre-existing contractual obligation with an MPF Bank. This has also reduced the Bank’s MPF Loan volume. The Bank continues to purchase and fund MPF Loans from small to medium-sized PFIs and has purchased less MPF Loan volume from larger PFIs compared to prior periods.

Traditional Member Finance Results of Operations

The table below compares the results for Traditional Member Finance by period:

	For the three months ended March 31,
(In millions)	2006	2005	Change	Percentage Change
Interest income	$483	$269	$214	80%
Interest expense	455	245	210	86%

Net interest income	28	24	4	17%
Non-interest income (loss)	5	(2)	7	350%
Non-interest expenses	12	15	(3)	-20%
Assessments	6	2	4	200%

Net Income	$15	$5	$10	200%

	March 31, 2006	December 31, 2005	Change	Percentage Change
Total Assets	$45,866	$42,420	$3,446	8%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Traditional Member Finance net income increased primarily due to an increase in yields received by the Bank on its advances compared to a year ago. The yield on advances for the three months ended March 31, 2006 was 4.24% versus 2.66% for the comparable period in 2005. Total interest income on advances increased $109 million, of which $100 million was due to interest rate increases. Yields on Federal funds sold and securities purchased under agreements to resell also increased to 4.46% from 2.44% in the first quarter of 2005. Total interest income on Federal funds sold and securities purchased under agreements to resell increased $47 million, of which $40 million was due to interest rate changes. Yields on investments also increased, although by a smaller amount, to 4.84% in the current year period versus 4.08% a year ago. Total interest income on investments increased $58 million, of which $22 million was due to interest rate changes. Interest expense for the segment increased by a greater percentage than interest income because the average interest rate on discount notes (which are primarily used by the Bank to fund the Traditional segment) increased for the first quarter of 2006 to 4.54% from 2.39% for the first quarter of 2005.

Total assets of the segment grew by $3 billion compared to December 31, 2005, of which a $2 billion increase was attributable to an increase in investment securities. The Bank continued to purchase additional mortgage-backed securities in order to generate additional interest income to help offset the decline in MPF Loan balances. Also, the Bank increased its positions in investment securities classified as both trading and available-for-sale to earn additional income. Advances increased by $0.5 billion. The Bank has experienced strong member demand for its fixed-rate advance products due principally to the change in its pricing policies for new advances initiated in the fourth quarter of 2005, which continued into the first quarter of 2006.

Off-Balance Sheet Arrangements

The Bank meets the scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as held-to-maturity and are not publicly traded or guaranteed by any of the FHLBs. The Bank does not have any other involvement in special purpose entities or off balance sheet conduits.

Contractual Obligations and Commitments

For additional information related to the Bank’s contractual obligations and commitments, refer to the Bank’s December 31, 2005 Form 10-K. The Bank has not experienced any material changes in contractual obligations and commitments during the three months ended March 31, 2006.

Liquidity & Capital Resources

Liquidity

The Bank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by the Bank’s Board of Directors. For a description of these regulations and policies see the Bank’s December 31, 2005 Form 10-K.

As of March 31, 2006, the Bank had overnight liquidity of $3.8 billion in excess of the Bank’s policy requiring overnight liquid assets to be at least equal to 5% of total assets. In light of available liquidity described above, the Bank expects to be able to remain in compliance with its liquidity requirements

The following table displays the Bank’s liquidity needs over a five business day period, the sources of liquidity that the Bank holds to cover the requirements and the holdings in excess of the requirements as of March 31, 2006. Excess liquidity assumes a “scenario event”, that is, a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue any new consolidated obligations or borrow unsecured funds from other sources (e.g., Federal funds purchased or customer deposits).

Cumulative Five Business Days Liquidity Measurement

as of March 31, 2006

(In millions)	Cumulative Five Business Days
Liquidity Sources
Consolidated obligations traded but not settled	$1,166
Contractual maturities cash, federal funds sold, resale agreements	8,175
Maturing advances	1,984
Investment securities/loans eligible for sale/resale	7,660

Total Sources	$18,985

Liquidity Uses and Reserves
Contractual principal payments	3,201
Reserves[1]	1,158

Total Uses and Reserves	$4,359

Net Liquidity	$14,626

[1]	Reserve is equal to $1 billion plus 25% of customer deposits.

To support its member deposits, Finance Board regulations require the Bank to have an amount equal to the current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies or advances with a maturity not exceeding five years. As of March 31, 2006, the Bank had excess liquidity of $29.6 million to support member deposits.

Funding

The table below summarizes the consolidated obligations of the FHLBs and those for which the Bank is the primary obligor:

(In millions)	March 31, 2006	December 31, 2005
Total par value of FHLBs’ consolidated obligation bonds	$778,010	$757,024
Consolidated obligation bonds for which the Bank is the primary obligor, at par	64,698	63,006
Percent of consolidated obligation bonds for which the Bank is the primary obligor	8.3%	8.3%

Total par value of FHLBs’ consolidated obligation discount notes	$157,747	$180,350
Consolidated obligation discount notes for which the Bank is the primary obligor, at par	17,328	16,865
Percent of consolidated obligation discount notes for which the Bank is the primary obligor	11.0%	9.4%

Total par value of FHLBs’ consolidated obligations	$935,757	$937,374
Consolidated obligations for which the Bank is the primary obligor, at par	82,026	79,871
Percent of consolidated obligations for which the Bank is the primary obligor	8.8%	8.5%

The following table is a summary of the Bank’s short-term borrowings consisting of participations in consolidated obligation discount notes at March 31, 2006 and December 31, 2005:

(In millions)	March 31, 2006	December 31, 2005
Par value outstanding	$17,328	$16,865
Book value outstanding	$17,238	$16,778
Weighted average rate at period-end	4.54%	4.00%
Daily average outstanding during the period	$16,364	$16,628
Weighted average rate during the period	4.54%	3.25%
Maximum outstanding at any month-end during the period	$17,238	$18,086

Capital Resources

Capital Amounts

Total capital, which includes retained earnings and OCI, increased $9 million for the quarter ended March 31, 2006 as compared to December 31, 2005. Capital stock declined $35 million or 0.9% from December 31, 2005 primarily as a result of a $38 million transfer of capital stock to mandatorily redeemable capital stock as a result of three membership withdrawal requests during the quarter. Capital stock accounted for 89.8% of total capital at March 31, 2006 as compared to 90.8% of total capital at December 31, 2005. Retained earnings increased to $553 million, up $28 million from $525 million at December 31, 2005. See “Part II—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources—Retained Earnings & Dividend Policy.” At March 31, 2006, 6.5% of total capital stock, or $260 million, representing capital stock from 15 members, was subject to redemption because of voluntary membership withdrawals or withdrawals due to merger activity.

The Bank’s regulatory capital ratios of 5.2% and 5.3% at March 31, 2006 and December 31, 2005, respectively, were greater than the regulatory required level of 4.0% and greater than the 4.5% regulatory capital level required by Amendment No. 1, dated October 18, 2005, to the Bank’s Written Agreement with the Finance Board.

The following table summarizes the Bank’s concentration of capital stock outstanding by member:

	March 31, 2006		December 31, 2005
(Dollars in millions)	Capital Stock	% of Total	Capital Stock	% of Total
LaSalle Bank N.A.	$311	7.8%	$311	7.8%
One Mortgage Partners Corp. [1]	306	7.7%	306	7.7%
Associated Bank, NA	195	4.9%	195	4.9%
Mid America Bank, FSB	178	4.5%	166	4.2%
State Farm, F.S.B.	171	4.3%	171	4.3%
The PrivateBank & Trust Co. [2]	139	3.5%	139	3.5%
M&I Marshall & Iisley Bank	121	3.0%	121	3.0%
Harris National Association	85	2.1%	83	2.1%
Citizens Equity First Credit Union	71	1.8%	71	1.8%
The Northern Trust Company	65	1.6%	65	1.6%
All other members	2,342	58.8%	2,353	59.1%

Total Regulatory Capital Stock	3,984	100.0%	3,981	100.0%

Less mandatorily redeemable capital stock [3]	(260)		(222)

Total Capital Stock	$3,724		$3,759

Total Regulatory Capital Stock [3]	$3,984		$3,981
Plus: Retained Earnings	553		525

Total Regulatory Capital	$4,537		$4,506

Voluntary Capital Stock	$2,296		$2,331

Voluntary Capital Stock as a Percent of Total Regulatory Capital	50.6%		51.7%

[1]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[2]	On May 2, 2006, the Bank redeemed all capital stock ($139 million) held by The PrivateBank & Trust Co. in connection with its withdrawal from membership in the Bank.
[3]	Mandatorily redeemable capital stock is recorded as a liability in the accompanying statements of financial condition but is included in the calculation of the regulatory capital ratio.

From April 1, 2006, through May 2, 2006, $204 million in redemption payments were made to four members whose membership in the Bank had terminated and which capital stock had been classified as mandatorily redeemable at March 31, 2006. Redemption of capital stock held by members which submit notices of withdrawal occurs following the expiration of a six-month notice period, subject to, among other things: the member repaying all advances and other obligations to the Bank, the Bank’s compliance with its minimum regulatory capital and leverage requirements, liquidity requirements under certain circumstances, and Finance Board approval, to the extent required.

During the period from October 18, 2005 to May 2, 2006, the Bank received redemption requests for $340 million of voluntary capital stock from members not seeking to withdraw from membership. These requests were denied due to the Bank’s decision to suspend redemptions of voluntary capital stock on October 18, 2005. These redemption requests may not be indicative of future redemptions and also may not be indicative of the potential impact on the Bank’s future capital position at such time as the suspension of voluntary capital stock redemptions is lifted. Once a redemption request for voluntary capital stock is denied, the redemption request does not remain outstanding. Instead, the member would need to submit a new redemption request at such time as the suspension of voluntary stock redemptions is lifted. The Bank’s accounting policy is to not reclassify voluntary capital stock subject to redemption requests from capital stock to liabilities unless the Bank, at its discretion, determines that it will honor such requests. As long as the Bank denies such redemption requests, no reclassification from equity to liabilities is recorded, because members do not have the ability to require that the Bank redeem their voluntary capital stock.

On October 18, 2005, the Bank’s Board of Directors suspended redemptions of voluntary capital stock in order to help stabilize the Bank’s capital base. In order to facilitate voluntary capital stock redemptions, the Bank plans to issue $1 billion of ten-year subordinated notes by the end of June 2006. These notes would be the sole obligation of the Bank. They would not be FHLB consolidated obligations, which are the joint and several liability of all twelve FHLBs. As subordinated notes, they would rank junior in priority of payment to all other Bank liabilities, including consolidated obligations for which the Bank is not the primary obligor.

Shortly following the planned sale of the subordinated notes, the Bank intends to use the net proceeds therefrom to redeem voluntary capital stock held by members of the Bank. The Bank intends to notify members of the process and acceptance period for redemption requests in the next few weeks. If member redemption requests exceed the Bank’s intended level of redemptions, the Bank intends to redeem shares in such manner as announced to the membership. The Bank plans to redeem an additional $400-$500 million of voluntary capital stock toward year-end, so that by the end of 2006, approximately 60-65% of currently outstanding voluntary capital stock will have been redeemed. The Bank plans to continue redemption of voluntary capital stock in 2007 and 2008, if necessary, until all member requests for redemption have been satisfied. These additional voluntary capital stock redemptions are likely to require the Bank to obtain Finance Board approval to further amend the Written Agreement to reduce the aggregate amount of capital stock plus subordinated notes that the Bank will be required to maintain under the Written Agreement, as amended.

Under Amendment No. 2 to the Written Agreement, the Bank is currently subject to a regulatory capital ratio requirement (which supersedes the regulatory leverage requirement that would otherwise apply to the Bank) and to a minimum regulatory capital stock requirement. Under Amendment No. 2, the Bank must maintain both: (i) a ratio of the sum of the paid-in value of capital stock (including mandatorily redeemable capital stock) plus retained earnings (regulatory capital) to total assets of at least 4.5%, and (ii) an aggregate amount of capital stock (including mandatorily redeemable capital stock) equal to at least $3.774 billion.

At such time as the Written Agreement is terminated, or is otherwise amended to remove or modify the provisions imposing either or both (i) the regulatory capital ratio requirement and (ii) the minimum regulatory capital stock requirement or the minimum regulatory capital stock and subordinated notes requirement, as applicable at a particular time, or such provision or provisions are otherwise superseded, the regulatory leverage limit imposed under Finance Board regulations may become the binding capital constraint applicable to the Bank until it converts and becomes subject to the leverage, total capital to assets, and risk-based capital requirements established pursuant to the GLB Act. Under Finance Board regulations, the Bank would be subject to a leverage limit which provides that the Bank’s total assets may not exceed 25 times the total paid-in capital stock, retained earnings, and reserves of the Bank provided that non-mortgage assets (after deducting the amounts of deposits and capital) do not exceed 11% of such total assets. If the Bank were unable to meet this requirement based on its asset composition, it would still be able to remain in compliance with the leverage requirements so long as the Bank’s total assets did not exceed 21 times the total paid-in capital stock, retained earnings and reserves of the Bank. The two alternative regulatory leverage limits discussed in the two preceding sentences, as may be individually applicable to the Bank from time to time, are referred to as the “Regulatory Leverage Limit.”

The Finance Board has issued approvals and waivers to allow the Bank to use subordinated notes in calculating compliance with the Regulatory Leverage Limit in the Designated Amount (as defined in the following paragraph). The Finance Board has also directed its staff to prepare further amendments to the Written Agreement effective upon the Bank’s receipt of proceeds from the issuance of the subordinated notes that would amend the regulatory capital ratio requirement and minimum regulatory capital requirement set forth in the Written Agreement so that such provisions would be modified to require the Bank to (i) maintain a ratio of the sum of the paid-in value of regulatory capital stock, plus retained earnings, plus the face value of the outstanding subordinated notes in the Designated Amount to total assets of at least 4.5%, and (ii) to maintain an aggregate amount of outstanding regulatory capital stock plus the face value of the outstanding subordinated notes in the Designated Amount of at least $3.5 billion.

With respect to the foregoing calculations, the Bank would be permitted to include the percentage of the outstanding principal amount of the subordinated notes specified below in those calculations for each time period commencing on the issuance date for the subordinated notes (the “Designated Amount”).

Time Period	Percentage Included
Issuance through Year 5	100%
Year 6	80%
Year 7	60%
Year 8	40%
Year 9	20%
Year 10	0

The Bank is required to implement a new capital plan under the GLB Act as further described in the Bank’s December 31, 2005 Form 10-K under “Item 7—Management’s Discussion and Analysis of Financial Discussion and Results of Operations—Liquidity & Capital Resources—Capital Resources.” The Finance Board originally approved the Bank’s capital plan on June 12, 2002. The Bank has not implemented that capital plan and has been re-assessing the capital plan. The Bank will be evaluating the potential amendments to the capital plan, which would require approval by the Finance Board.

The Finance Board’s rule implementing the GLB Act defines total capital for regulatory capital purposes as the sum of the Bank’s permanent capital, plus amounts paid in by its members for Class A stock, plus the amount of any general allowance for losses, and the amount of other instruments identified in the Bank’s capital plan that the Finance Board has determined to be available to absorb losses incurred by the Bank. The Finance Board’s rule defines permanent capital as the amount paid-in for Class B stock, plus the amount of the Bank’s retained earnings, as determined in accordance with GAAP.

Under the Finance Board rule, as a general matter, a FHLB that has implemented its capital plan is subject to a risk-based capital requirement. Only permanent capital can satisfy the risk-based capital requirement. In addition, the Finance Board’s rule, as a general matter, specifies a 5% minimum leverage ratio based on total capital which includes a 1.5 weighting factor applicable to permanent capital, and a 4% minimum total capital to assets ratio that does not include the 1.5 weighting factor applicable to permanent capital.

Under the GLB Act and the Finance Board rule there is no specified date by which the Bank must have implemented its capital plan. However, there is no assurance that the Bank will not be subject to future supervisory or other pressures to act to implement a capital plan at a time when the Bank does not believe that such an implementation would be in the best interests of its members. Under the Finance Board rule, the Finance Board may approve a capital plan that includes a transition provision that would allow a period of time, not to exceed three years, during which a FHLB must increase its total capital and permanent capital to levels that are sufficient to permit the FHLB to comply with its minimum leverage capital requirement and its minimum risk-based capital requirement. Under the Finance Board rule, if an FHLB will not be in compliance with the minimum leverage requirement and the risk-based capital requirement as of the effective date of its capital plan, it must maintain compliance with the Regulatory Leverage Limit and include in its capital plan a description of the steps it will take to achieve compliance with the total capital to assets requirement, the minimum leverage ratio and the risk-based capital requirements. When the FHLB has achieved compliance with the leverage requirement, the Regulatory Leverage Limit will cease to apply to the FHLB.

The subordinated notes would not qualify as permanent capital under the Finance Board rule. The Finance Board’s approval of the Bank’s issuance of the subordinated notes does not address any potential inclusion of the subordinated notes in the calculation of the Bank’s total capital under a future amended version of the Bank’s capital plan. There is no assurance that if the Bank were to seek Finance Board approval to include some or all of the outstanding subordinated notes in the calculation of total capital under a proposed amended capital plan that the Finance Board would approve such treatment. The ultimate timing of the implementation of a capital conversion plan will depend, in part, on the demand for voluntary capital stock redemptions. The Bank does not expect that the conversion will take place in 2006.

Retained Earnings & Dividends Policy

Effective April 18, 2006, the Finance Board approved the Bank’s new Retained Earnings and Dividend Policy, superseding the dividend policy effective March 15, 2005 that required its dividend payout ratio in a given quarter not to exceed 90% of adjusted core net income. The new policy outlines the retained earnings requirements for the Bank, as well as the methodology for calculating dividend payments as noted below. The policy is designed to contribute to a stronger capital base and provide protection to stockholders both against risks incurred in the Bank’s business and income fluctuation caused by GAAP accounting. To accomplish this, the policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount plus a percentage of the Bank’s earnings. The policy limits the amount of earnings payable as dividends for 2006 to 2009 to an amount equal to the Dividend Payout Limitation times Adjusted Core Net Income minus the Retained Earnings Dollar Requirement (to the extent the Retained Earnings Dollar Requirement had been accumulated from the current year’s net income).

The Retained Earnings Dollar Requirement in any year may be accumulated in equal quarterly amounts, proportionately to net income, or from additions to retained earnings in the prior year that exceed that year’s required retained earnings.

	2006	2007	2008	2009
Retained earnings fixed dollar requirement ($ million) (“Retained Earnings Dollar Requirement”)	$50.0	$35.0	$12.5	$12.5
Maximum dividend as % of Adjusted Core Net Income after satisfying Retained Earnings Dollar Requirement (“Dividend Payout Limitation”)	80%	80%	90%	90%

Additions to retained earnings that exceed the year’s required retained earnings may be applied to the Retained Earnings Dollar Requirement for the subsequent year. Any retained earnings credit will not be deducted from Adjusted Core Net Income when applying the Dividend Payout Limitation.

“Adjusted Core Net Income” is defined as:

GAAP Net Income

Less:

(a)	Fees for prepayment of advances and gains or (losses) on termination of associated derivative contracts and other hedge investments;

(b)	Gains or (losses) on debt transfer transactions including gains or (losses) on termination of associated derivative contracts and other hedge investments; and

(c)	Significant non-recurring gains or losses related to restructuring of the Bank’s business

Plus an amount equal to the sum of:

(a)	For each prepayment of advances after October 1, 2004, the net amount of prepayment fee and gain (or loss) on termination of associated derivative contracts and other hedge investments divided by the number of quarters of remaining maturity of the prepaid advance if it had not been prepaid; and

(b)	For each debt transfer transaction after October 1, 2004, the net gain (or loss) on the transfer transaction including termination of associated derivative contracts and other hedge investments divided by the number of quarters of remaining maturity of the transferred debt instrument if it had not been transferred.

Dividends declared by the Board of Directors may be in the form of cash, stock or a combination of cash and stock, subject to applicable regulations. The Bank is not currently required to obtain Finance Board approval of dividends.

On April 18, 2006, the Bank’s Board of Directors announced a quarterly cash dividend at an annualized rate of 3.10% based on financial results for the first quarter of 2006. The dividend will be paid on May 15, 2006. Set forth below are the calculations under the Retained Earnings and Dividend Policy for the first quarter dividend.

(Dollars in millions)
1st Quarter Adjusted Core Net Income	$56
Proportion of Retained Earnings Dollar Requirement	- 20

Remaining amount subject to Dividend Payout Limitation	$36
Dividend Payout Limitation in 2006	x 80%

Dividend declared at an annualized 3.10% dividend rate	$29

Proportion of Retained Earnings Dollar Requirement	$20
Difference between remaining amount subject to Dividend Payout Limitation and actual dividend declared	+ 7

Total increase to retained earnings based on 1st Quarter 2006 results	$27

For the remainder of 2006, the Bank’s remaining aggregate Retained Earnings Dollar Requirement will be $30 million. However, under the Retained Earnings and Dividend Policy, the Bank may elect to retain additional earnings above the policy requirements to be applied to the Retained Earnings Dollar Requirement in subsequent years.

Under the Retained Earnings and Dividend Policy, the Bank expects that its dividend rate in 2006 will be between 3% and 3.5%. The dividend rate in future years will depend on a number of factors, including future earnings and the final terms of the new capital regulation proposed by the Finance Board on March 8, 2006, which could further limit dividend payments by the FHLBs for a period of time. The proposal currently under consideration (and subject to public comment) calls for a limit on dividend payout ratios of 50% of earnings until a retained earnings level of $50 million plus 1% of non-advances assets is reached. The Finance Board has indicated that the parameters of the capital rule will be finalized later this year after consideration of comments to be submitted by mid-July. If, however, the proposal is finalized in its current form, the Bank would be required to retain earnings at a higher level than those outlined in the Retained Earnings and Dividend Policy. As a result, the anticipated level of the Bank’s dividends would be negatively impacted for six to seven quarters following enactment of the regulation.

Subject to these circumstances and based on current financial projections incorporating the Bank’s business strategies, although there can be no assurance, the Bank expects that, while the dividend rate in 2007 may be in the same range as in 2006, the rates will rise in subsequent years.

The Bank declared and paid quarterly dividends as outlined in the following table:

(In millions) Quarter in which Declared and Paid [1]	For the Years Ended December 31,
	2006			2005
	Amount		Annualized Percent	Amount	Annualized Percent
First	$28		3.00%	$60	5.50%
Second	29	[2]	3.10%	58	5.50%
Third	—		—	52	5.00%
Fourth	—		—	38	3.75%

Total	$57		3.05%	$208	4.94%

[1]	Prior to the fourth quarter 2005, fractional dividends were paid in cash, effective with the fourth quarter 2005, fractional dividends are paid in capital stock. Starting with the first quarter of 2006, all dividends, including fractional shares, were paid in cash. Amounts exclude dividends reclassified as interest expense in accordance with SFAS 150.
[2]	On April 18, 2006, the Board of Directors declared and approved a 3.10% (annualized rate) cash dividend based on first quarter 2006 results to be paid to members on May 15, 2006.

Critical Accounting Policies and Estimates

The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s results of operations or financial condition, during the quarter ended March 31, 2006 versus prior periods. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the Bank’s December 31, 2005 Form 10-K.

Credit Risk

Allowance for Loan Losses

The Bank has not recorded any allowance for losses on its advances. The Bank is required by the FHLB Act to obtain sufficient collateral on advances to protect against losses and to accept as collateral for advances only certain United States government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related and CFIs’ assets. At December 31, 2005 and 2004, the Bank had a security interest in collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances.

The allowance for loan losses on MPF Loans was $1 million at both March 31, 2006 and December 31, 2005. There have been no charge-offs or recoveries to the allowance during the three-month period ended March 31, 2006.

For additional information concerning the allowance for loan losses refer to Note 9 – Allowance for Loan Losses in the December 31, 2005 Annual Financial Statements and Notes.

Managing Credit Risk on Derivatives

The Bank engages in most of its derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations. The following table shows institutions comprising more than 10% of the maximum credit risk outstanding at March 31, 2006:

(In millions)	March 31, 2006
Counterparty	Amount	Percent
Deutsche Bank AG	$101	33%
UBS AG	49	16%
Bear Stearns Companies Inc.	36	12%
ABN-AMRO, NV	31	10%
Others	88	29%

Derivative assets	$305	100%

The Bank is subject to certain regulatory limits on the amount of unsecured credit that it may have outstanding to any one counterparty or group of affiliated counterparties, which limits are based in part on the “total capital” of the Bank. As part of the Finance Board’s actions on April 18, 2006, the Finance Board authorized the Bank to determine compliance with the unsecured credit limits based on the sum of its outstanding capital stock, retained earnings and the Designated Amount of outstanding subordinated notes for any period that the Bank is subject to the Regulatory Leverage Limit.

Operational and Business Risk

Refer to the Bank’s December 31, 2005 Form 10-K for information regarding operational and business risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential for loss due to a change in the market value of a financial instrument held by the Bank as a result of fluctuations in the market. Interest rate risk is a critical component of market risk. The Bank is exposed to interest rate risk primarily from changes in the interest rates on its interest-earning assets and its funding sources which finance these assets. Mortgage-related assets are the predominant sources of interest rate risk in the Bank’s market risk profile. Those assets include MPF Loans and mortgage-backed securities. To mitigate the risk of loss, the Bank has established policies and procedures which include setting guidelines on the amount of exposure to interest rate changes, and by monitoring the risk to the Bank’s revenue, net interest margin and average maturity of its interest-earning assets and funding sources. For a further discussion on the Bank’s Market Risk Management, see the Bank’s December 31, 2005 Form 10-K.

Impact of Changes in Interest Rates on the Net Value of the Bank’s Interest Rate-Sensitive Financial Instruments

The Bank performs various sensitivity analyses that quantify the net financial impact of changes in interest rates on interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous parallel shifts in the yield curve. These sensitivity analyses are used by investors and regulators to assess the Bank’s market risk profile relative to other financial institutions within the banking industry.

The table below summarizes the estimated change in fair value of the Bank’s equity including derivatives and commitments, given several hypothetical, instantaneous parallel shifts in the yield curve. The estimated change in fair value is driven by changes in duration, which is the Bank’s exposure to general interest rate levels, and convexity, which represents changes in cash flows due to mortgage prepayments. As a result, significant increases in interest rates may negatively impact the Bank’s fair value of equity as the Bank’s duration increases. Further, changes in cash flows due to mortgage prepayments will accelerate as interest rates decline. This sensitivity analysis is limited in capturing only changes in duration and convexity. Other risk exposures including option volatility, non-parallel changes in the yield curve and spreads are held constant or are not incorporated into the analysis. The sensitivity analysis only reflects a particular point in time. It does not incorporate changes in the relationship of one interest rate index. As with all models, it is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates. It does not incorporate other factors that would impact the Bank’s overall financial performance in such scenarios. Lastly, not all of the changes in fair value would impact current or future period earnings. Significant portions of the assets and liabilities on the statements of condition are not held at fair value.

Interest Rate Change	Fair Value Change as of:
	March 31, 2006	December 31, 2005
+2.00%	-5.7%	-4.4%
+1.00%	-3.5%	-1.4%
+0.50%	-1.9%	-0.3%
Base	0.0%	0.0%
-0.50%	1.2%	-0.9%
-1.00%	0.8%	-3.2%
-2.00%	-4.2%	-8.3%

12-Month Rolling Average Duration Gap

Duration gap is calculated by aggregating the dollar duration of all assets, liabilities and derivatives, and dividing that amount by the total fair market value of assets. Dollar duration is the result of multiplying the fair market value of an instrument by its duration. Duration gap is expressed in months and determines the sensitivity of the statements of condition to interest rate changes. A positive duration gap indicates that the portfolio has exposure to rising interest rates, whereas a negative duration gap indicates the portfolio has exposure to falling interest rates. The 12-month rolling average duration gap calculated below is based upon twelve consecutive month-end observations of duration gap for the periods ending on the dates shown:

Portfolio Duration Gap (in months)

12-month rolling average

12 Months Ended March 31, 2006	12 Months Ended December 31, 2005
0.1	-0.1

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

Finance Board policy requires that the Bank’s duration of equity (at current interest rate levels using the consolidated obligation cost curve or an appropriate discounting methodology) be maintained within a range of +/-5 years. The Bank has established its own advisory limit that equates to 70% of the regulatory limit or +/-3.5 years. The Bank’s approach to managing interest rate risk is to maintain its duration of equity within its advisory range by utilizing economic and SFAS 133 hedges as opposed to taking a specific duration position based on forecasted interest rates.

The table below reflects the results of the Bank’s measurement of its exposure to interest rate risk in accordance with the Finance Board policy and its own advisory limit. The table summarizes the interest rate risk associated with all instruments entered into by the Bank. The increase in the base of duration to +3.2 years was primarily driven by the significant increase in interest rates during the quarter. The decline in the duration of equity under the 200 basis points increase assumption to +2.2 years is reflective of the MPF Loan portfolio becoming more seasoned.

Duration of Equity (In Years)

As of March 31, 2006			As of December 31, 2005
Up 200	Base	Down 200	Up 200	Base	Down 200
2.2	3.2	-3.0	3.4	-0.5	-3.4

The Bank does a retrospective review of market value of equity. An attribution approach is used to determine the individual impact to the market value of equity resulting from changes in duration, convexity, curve, volatility, spread and other factors. The decrease in market value of equity during the first quarter was primarily the result of spread. The risk to market value of equity from spread is not actively managed by the Bank. See “Note 11—Estimated Fair Values” for details.

Derivatives

See “Note 9—Derivatives and Hedging Activities” for details regarding the nature of the Bank’s derivative and hedging activities, in addition to the instruments used on assets and liabilities being hedged.

Item 4. Controls and Procedures

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

PART II

Item 1. Legal Proceedings

The Bank is not currently a defendant in any legal proceedings, nor is it aware of any pending or threatened legal proceedings against it that could have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

Bank and Finance Board actions may negatively impact a member’s ability to redeem capital stock.

On October 18, 2005, the Bank’s Board of Directors suspended redemptions of voluntary capital stock for a period of time. As a result, members are currently unable to redeem voluntary capital stock, including capital stock that becomes voluntary capital stock in connection with the pay off or pay down of an advance. However, on April 18, 2006, the Finance Board approved the Bank’s planned issuance of $1 billion of subordinated notes by the end of June, 2006. The Bank plans to reinstitute redemptions of voluntary capital stock specifically in connection with use of the net proceeds from this subordinated notes issuance. The Bank intends to notify members of the process and acceptance period for redemption requests in the next few weeks. It is not possible for the Bank to predict what percentage of a member’s voluntary capital stock each member will be able to redeem until the subordinated notes issuance is complete and member redemption requests have been received. The Bank cannot guarantee members that the subordinated notes issuance will occur. If the subordinated notes issuance does not occur, the Bank expects a delay in any redemption of voluntary capital stock held by members.

Following the planned redemption of voluntary capital stock with the net proceeds of the subordinated notes issuance, the Bank will not accept or approve requests for redemption of voluntary capital stock until it announces the next redemption period. The Bank expects to announce additional voluntary capital stock redemption periods. However, these additional voluntary capital stock redemptions are likely to require the Bank to obtain Finance Board approval to reduce the aggregate amount of capital stock plus subordinated notes that the Bank would be required to maintain under the amendments to the Written Agreement that the Finance Board has directed its staff to prepare effective upon receipt by the Bank of proceeds from the issuance of the subordinated notes. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Discussion and Results of Operations—Liquidity & Capital Resources—Capital Resources.” It is not possible for the Bank to predict the level of member demand for future voluntary capital stock redemptions or to provide assurance to members as to when or to what extent voluntary capital stock redemptions will occur.

Capital stock redemption in connection with a membership withdrawal is subject to, among other things, Finance Board approval, to the extent required and the Bank meeting its minimum regulatory capital and leverage requirements and liquidity requirements under certain circumstances at the time of withdrawal, which occurs after expiration of a six-month notice period. On April 18, 2006, the Bank and the Finance Board entered into Amendment No. 2 to the Written Agreement which reduced the aggregate amount of outstanding capital stock (including mandatorily redeemable capital stock) that the Bank is required to maintain from $3.978 billion to $3.774 billion in order to permit the redemption of capital stock of any institutions whose membership had terminated as of April 18, 2006 or will terminate prior to July 1, 2006, subject to the approval of the Director of the Office of Supervision of the Finance Board. In accordance with Amendment No. 2 and approvals from the Director of the Office of Supervision, the Bank, between April 19, 2006 and May 2, 2006, redeemed $204 million of mandatorily redeemable capital stock held by four institutions whose membership in the Bank had terminated either by withdrawal or by merger. Under Amendment No. 2 the Bank is also required to maintain a regulatory capital ratio of at least 4.5%. In connection with the Bank’s planned issuance of subordinated notes, it expects the dollar minimum capital stock requirement under the Written Agreement to be reduced by $274 million to $3.5 billion and to be modified to include the Designated Amount of subordinated notes in the calculation and for the Bank to be required to maintain a minimum ratio of capital stock, retained earnings and subordinated notes in the Designated Amount of at least 4.5%. This would permit the Bank to redeem the remaining mandatorily redeemable capital stock subject to membership withdrawal requests that are currently subject to the six-month waiting period. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Discussion and Results of Operations—Liquidity & Capital Resources—Capital Resources.” These regulatory capital and leverage requirements may limit the Bank’s ability, among other things, to redeem capital stock in connection with membership withdrawals and other terminations that become effective after the planned redemption of voluntary capital stock following the planned subordinated note issuance.

The planned reduction of voluntary capital stock from the proceeds of the subordinated notes may increase the Bank’s leverage from a market risk perspective.

The market does not view the subordinated notes as equity. Specifically, duration of equity may be reduced as a result of the issuance of the subordinated notes and subsequent reduction in voluntary capital stock. As a result of the increased leverage, the Bank’s duration of equity may become more sensitive to increases or decreases in interest rates and the Bank may have more risk with respect to maintaining duration of equity within its advisory and regulatory limits.

The Bank is subject to regulation by the Finance Board, and it is likely to incur significant costs related to governmental regulation.

The Bank is closely supervised and regulated by the Finance Board. Under the FHLB Act, the Finance Board is responsible for overseeing the FHLBs with regard to their housing finance mission, level of capitalization and ability to raise funds in the capital markets and operations. In this regard, the Finance Board promulgates rules covering the operations of the FHLBs. On June 30, 2004, the Bank and the Finance Board entered into a Written Agreement, which was amended October 18, 2005 and on April 18, 2006. The Finance Board has directed that its staff prepare further amendments to the Written Agreement effective upon receipt by the Bank of the proceeds from the planned issuance of subordinated notes.

Complying with the requirements of the Written Agreement may adversely affect the Bank’s ability to operate its business. The Bank’s ability to generate earnings and enhance its return on equity have been reduced as a result of the increased minimum regulatory capital and leverage requirements that the Bank is required to maintain under the Written Agreement. The Written Agreement requires that the Bank maintain a regulatory capital ratio of 4.5% instead of the regulatory required level of 4.0% and had required the Bank to maintain capital stock (including mandatorily redeemable capital stock) of at least $3.978 billion and now requires the Bank to maintain capital stock of at least $3.774 billion. In addition, the Bank expects to incur increased operating expenses resulting from improvements to internal controls and the Bank’s infrastructure resulting from the implementation of the Bank’s Written Agreement. The Bank’s liquidity position has also been increased, which may have a negative impact on future earnings.

The loss of significant members of the Bank may have a negative impact on its capital stock outstanding and result in lower demand for its products and services.

As of March 31, 2006, the Bank had 21% of the par value of its advances outstanding to two members, LaSalle Bank N.A. and Mid America Bank, FSB, and 15% of its total capital stock was owned by two members, LaSalle Bank N.A. and One Mortgage Partners Corp (an affiliate of JP Morgan Chase & Co.). If either LaSalle Bank or Mid America paid off their outstanding advances or if LaSalle Bank, Mid America Bank or One Mortgage Partners withdrew from membership in the Bank, the Bank could experience a material adverse effect on its outstanding capital stock and lower demand for its products and services.

It is not possible for the Bank to predict whether or not its actions with respect to the suspension of voluntary capital stock redemptions will increase the number of membership withdrawals and related capital stock redemption requests. Subsequent to the Bank’s announcement of its suspension of voluntary capital stock redemptions on October 18, 2005, the Bank received membership withdrawal notices from seven members holding a total of $242 million of capital stock through March 31, 2006. The capital stock held by members submitting withdrawal notices was reclassified from equity to a liability upon notice. In accordance with Amendment No. 2 to the Written Agreement and approvals from the Director of the Office of Supervision, the Bank, between April 19, 2006 and May 2, 2006, redeemed $204 million of mandatorily redeemable capital stock from four institutions whose membership in the Bank had terminated, including two institutions that submitted notices of withdrawal after October 18, 2005.

Redemption of capital stock held by other members that have submitted notices of withdrawal is pending expiration of the six-month notice period and is subject to, among other things, the Bank’s compliance with its regulatory capital and leverage requirements, liquidity requirements under certain circumstances and to approval from the Finance Board, to the extent required. Under a provision of the FHLB Act that applies to an FHLB that has not implemented its capital plan, in the event a member were to withdraw from the FHLB at a time that the Finance Board had found that the paid-in capital of the FHLB is or is likely to be impaired as a result of losses in or the depreciation of assets held by the FHLB, the FHLB on order of the Finance Board must withhold from the amount to be paid to the withdrawing member for the redemption of its capital stock a pro rata share of such impairment as determined by the Finance Board.

Larger financial institutions that are not domiciled in the Bank’s district and which acquire or merge with the Bank’s members may choose not to maintain membership with the Bank, resulting in lower demand for the Bank’s products and services and redemption of capital stock.

The adoption of new business strategies for the MPF Program may negatively impact the Bank’s net income.

As a consequence of the Written Agreement and in connection with the Bank’s reduction of its voluntary capital stock ratio, the Bank has adopted new business strategies for the MPF Program. The Bank is developing off-balance sheet capabilities for funding future MPF Program investments and expects to reduce the amount of MPF assets on its balance sheet. New off-balance-sheet MPF activities are subject to the Bank receiving Finance Board approval of a new business activity request. Income from the off-balance sheet MPF business is expected to be less than that generated under the current business model. The infrastructure necessary to support the Bank’s MPF business and MPF Provider role is significant. There is no assurance that the Bank will be able to successfully develop an off-balance sheet MPF business that would generate sufficient income to support the cost of the MPF infrastructure. Also, should other FHLBs limit or discontinue their participation in the MPF Program, the Bank could receive lower revenues in connection with fees the Bank assesses for providing MPF transaction processing services.

The Bank’s MPF Loan business is subject to a number of concentration risks which could negatively impact the Bank’s business, financial condition and results of operations.

•	CE Amount Concentration. At March 31, 2006, the Bank had acquired or funded MPF Loans from two PFIs, each with 10% or more of the total outstanding principal balance (Balboa Reinsurance Company with 20% and AnchorBank, fsb with 10%). If one or more of these PFIs is unable or fails to meet their contractual obligation to cover losses under the CE Amount, which in some instances requires the maintenance of SMI, the Bank may incur increased credit losses depending upon the performance of the related MPF Loans.

•	SMI Provider Concentration. At March 31, 2006, Mortgage Guaranty Insurance Company and Genworth Mortgage Insurance Corp. provided 68% and 12%, respectively, of SMI coverage for MPF Loans. Although historically the Bank has not claimed any losses against an SMI insurer, if one or both of these SMI insurers were to default on their insurance obligations and loan level losses for MPF Loans were to increase, the Bank may experience increased credit losses.

•	Geographic Concentration. Although the Bank has MPF Loans in all 50 states, Washington, D.C. and Puerto Rico, as of March 31, 2006, 17% and 10% of the principal amount of MPF Loans held by the Bank were MPF Loans secured by properties located in Wisconsin and California, respectively. An overall decline in the economy or the residential real estate market of, or the occurrence of a natural disaster in, Wisconsin or California, could adversely affect the value of the mortgaged properties in those states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect the Bank’s business, results of operations and financial condition.

The Federal Reserve Bank Policy Statement on Payments System Risk may negatively impact the Bank’s operations.

The Federal Reserve Board previously announced a revision of its Policy Statement on Payments System Risk (“PSR policy”) relating to interest and principal payments on securities issued by GSEs and certain international organizations. Federal Reserve Banks are currently processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 am Eastern Time, which is the same posting time for U.S. Treasury securities’ interest and redemption payments, even if the issuer has not fully funded these payments. In some instances, this could create an intraday overdraft of the issuer’s settlement account with the Federal Reserve Bank. The PSR policy requires that, beginning July 20, 2006, Federal Reserve Banks release interest and principal payments as directed by the issuer only if the issuer’s Federal Reserve account contains sufficient funds to cover the payments. While the issuer will determine the timing of these payments during the day, each issuer will be required to fund its interest and principal payments by 4:00 pm Eastern Time in order for the payments to be processed that day. Failure to fully fund by such time would constitute a payment default. In addition, beginning July 20, 2006, the PSR policy will align the treatment of the general corporate account activity of GSEs and certain international organizations with the treatment of activity of other account holders that do not have regular access to the discount window and thus are not eligible for intraday credit. Such treatment will include applying a penalty fee to daylight overdrafts resulting from these entities’ general corporate payment activity.

The PSR policy will change the timing of interest and principal payments on consolidated obligations, which will generally be made later in the day. The Bank is working with the other FHLBs and the Office of Finance to revise the intraday funding and liquidity process to provide a mechanism for the FHLBs to provide liquidity in the event of a failure by one or more FHLBs to timely meet their obligations to make payments on consolidated obligations. The proposed process includes issuing overnight consolidated obligations directly to an FHLB that provides funds to avert a shortfall in the timely payment of principal and interest on any consolidated obligations. In this regard, the Finance Board recently approved a request by the Office of Finance to allow the direct placement by an FHLB of consolidated obligations with another FHLB to facilitate the timely payment of the principal and interest due on consolidated obligations on a particular day. It is uncertain at this time what effect, if any, these changes will have on the Bank’s cost of funds or other aspects of the Bank’s operations. If the principal or interest on any consolidated obligations issued by the FHLBs is not paid in full when due, the Bank is prohibited from paying any dividends to, or redeeming or repurchasing shares of capital stock held by, any of its members.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago

/s/ J. MIKESELL THOMAS
	By:	J. Mikesell Thomas
	Title:	President and Chief Executive Officer
Date: May 15, 2006		(Principal Executive Officer)

/s/ ROGER D. LUNDSTROM
	By:	Roger D. Lundstrom
	Title:	Executive Vice President - Financial Information
Date: May 15, 2006		(Principal Financial Officer and Principal Accounting Officer)

S-1