Form 10-Q
period 2006-06-30
Federal Home Loan Bank of Chicago
filed 2006-08-14
CIK 1331451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 30,033,783 shares of registrant’s capital stock outstanding as of July 31, 2006.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1. Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$26	$33
Federal funds sold and securities purchased under agreements to resell	9,039	6,945
Investment securities -
Trading ($372 and $431 pledged in 2006 and 2005)	778	1,087
Available-for-sale ($836 and $777 pledged in 2006 and 2005)	2,536	1,790
Held-to-maturity ($149 and $149 pledged in 2006 and 2005)	10,799	7,893
Advances	24,718	24,921
MPF Loans held in portfolio, net of allowance for loan losses of $1 in 2006 and 2005	39,755	42,005
Accrued interest receivable	361	336
Derivative assets	241	232
Software and equipment, net	48	49
Other assets	83	55

Total Assets	$88,384	$85,346

Liabilities and Capital
Liabilities
Deposits -
Interest-bearing ($12 and $12 from other FHLBs in 2006 and 2005)	$1,116	$951
Non-interest bearing	117	106

Total deposits	1,233	1,057

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	13,922	16,778
Bonds	66,563	61,118

Total consolidated obligations, net	80,485	77,896

Accrued interest payable	653	551
Mandatorily redeemable capital stock	42	222
Derivative liabilities	162	136
Affordable Housing Program (AHP) assessment payable	73	78
Resolution Funding Corporation (REFCORP) assessment payable	14	12
Other liabilities	109	56

Subordinated notes	1,000	—

Total Liabilities	84,971	81,208

Commitments and contingencies (Note 13)

Capital
Capital stock - Putable ($100 par value) issued and outstanding shares -
30 million and 38 million shares in 2006 and 2005	2,960	3,759
Retained earnings	579	525
Accumulated other comprehensive income (loss)	(126)	(146)

Total Capital	3,413	4,138

Total Liabilities and Capital	$88,384	$85,346

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2006	2005	2006	2005
Interest income	$1,071	$877	$2,081	$1,720
Interest expense	956	750	1,845	1,450

Net interest income before provision for credit losses on loans	115	127	236	270

Provision for credit losses on loans	—	—	—	—

Net interest income after provision for credit losses on loans	115	127	236	270

Non-interest income (loss) -
Trading securities	(19)	22	(46)	5
Sale of available-for-sale securities	1	—	(3)	(2)
Derivatives and hedging activities	5	(28)	16	(24)
Early extinguishment of debt transferred to other FHLBs	—	1	4	4
Other, net	3	2	3	3

Total non-interest income (loss)	(10)	(3)	(26)	(14)

Non-interest expense -
Compensation	15	14	30	28
Professional service fees	2	5	5	7
Amortization and depreciation of software and equipment	5	5	9	9
MPF Program expense	2	2	4	4
Finance Board and Office of Finance expenses	2	1	3	2
Other expense	5	2	9	10

Total non-interest expense	31	29	60	60

Income before assessments	74	95	150	196

Assessments -
Affordable Housing Program	6	8	12	16
Resolution Funding Corporation	14	17	28	36

Total assessments	20	25	40	52

Net Income	$54	$70	$110	$144

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

	Capital Stock -Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
(In millions)	Shares	Par Value
Balance, December 31, 2004	43	$4,292	$489	$(155)	$4,626

Comprehensive income -
Net Income			144		144
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				—	—
Net unrealized gain (loss) on hedging activities				(37)	(37)

Total other comprehensive income (loss)			—	(37)	(37)

Total comprehensive income			144	(37)	107

Proceeds from issuance of capital stock	4	356			356
Reclassification of capital stock to mandatorily redeemable	(7)	(688)			(688)
Stock dividends on capital stock (5.50%)[1]	1	118	(118)		—

Balance, June 30, 2005	41	$4,078	$515	$(192)	$4,401

Balance, December 31, 2005	38	$3,759	$525	$(146)	$4,138

Comprehensive income -
Net Income			110		110
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(16)	(16)
Net unrealized gain (loss) on hedging activities				36	36

Total other comprehensive income (loss)			—	20	20

Total comprehensive income			110	20	130

Proceeds from issuance of capital stock	—	21			21
Reclassification of capital stock to mandatorily redeemable	(8)	(820)			(820)
Cash dividends on capital stock (3.05%)[1]			(56)		(56)

Balance, June 30, 2006	30	$2,960	$579	$(126)	$3,413

[1]	Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Cash Flows (unaudited)

	For the six months ended June 30,
(In millions)	2006	2005
Operating Activities -
Net Income	$110	$144
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	63	111
Change in net fair value adjustment on trading, derivatives and hedging activities	115	(51)
Early extinguishment of debt transferred to other FHLBs	(5)	(4)
Other adjustments	2	2
Net change in -
Trading securities	257	(416)
Accrued interest receivable	(28)	—
Other assets	(21)	(50)
Accrued interest payable	103	21
Other liabilities	(13)	(14)

Total adjustments	473	(401)

Net cash provided by (used in) operating activities	583	(257)

Investing activities -
Net change in -
Federal funds sold and securities purchased under agreements to resell	(2,094)	(1,288)
Advances	107	(1,024)
MPF Loans (incl. $255 and $1,103 for purchases from other FHLBs)	2,086	2,137
Held-to-maturity securities -
Purchases	(3,655)	(4)
Proceeds from maturities	811	699
Available-for-sale securities -
Purchases	(1,795)	(273)
Proceeds	1,023	428
Proceeds from sale of foreclosed assets	26	33
Capital expenditures for software and equipment	(7)	(9)

Net cash provided by (used in) investing activities	(3,498)	699

Financing Activities -
Net change in deposits (incl. $9 and $7 from other FHLBs)	175	52
Net proceeds from issuance of consolidated obligations -
Discount notes	336,287	187,587
Bonds	13,218	10,248
Transfer of bonds from other FHLBs	65	—
Payments for maturing and retiring consolidated obligations -
Discount notes	(339,137)	(187,223)
Bonds	(7,174)	(10,157)
Transfer of bonds to other FHLBs	(485)	(618)
Net proceeds from the issuance of subordinated notes	994	—
Proceeds from issuance of capital stock	21	356
Redemptions of mandatorily redeemable capital stock	(1,000)	(685)
Cash dividends paid	(56)	—

Net cash provided by (used in) financing activities	2,908	(440)

Net increase (decrease) in cash and due from banks	(7)	2
Cash and due from banks at beginning of year	33	21

Cash and due from banks at end of period	$26	$23

Supplemental Disclosures -
Interest paid	$1,753	$1,429
AHP assessments paid	17	10
REFCORP assessments paid	26	62
Capital stock reclassed to mandatorily redeemable capital stock	820	688

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Note 1 – Basis of Presentation

The Federal Home Loan Bank of Chicago1, a federally chartered corporation and a member-owned cooperative, is one of 12 Federal Home Loan Banks (the “FHLBs”) which, with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The 12 FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and are organized under the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). Each FHLB has members in a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. We provide credit to our members principally in the form of advances and to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”®) Program2, under which we, in partnership with our PFIs, provide funding for home mortgage loans. In addition, we also invest in other Acquired Member Assets (“AMA”) such as MPF Shared Funding® securities. AMA are assets acquired from or through FHLB members or eligible housing associates by means of either a purchase or a funding transaction, subject to Finance Board regulations.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, certain amounts in the prior period have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

[1]	Unless otherwise specified, references to “we,” “us,” “our” and the “Bank” are to the Federal Home Loan Bank of Chicago.
[2]	“Mortgage Partnership Finance”, “MPF” and “MPF Shared Funding” are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 2 – Business Developments

On April 18, 2006 the Finance Board approved our Retained Earnings and Dividend Policy and our Revised Business Plan Strategies. For a further discussion of our Retained Earnings and Dividend Policy, see page 45 of this Form 10-Q.

On April 18, 2006, we entered into Amendment No. 2 to our Written Agreement with the Finance Board, which reduced our minimum regulatory capital stock requirement by $204 million from $3.978 billion to $3.774 billion. In addition, the Finance Board also approved our application to issue subordinated notes.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

In connection with the Finance Board’s approval of issuing subordinated notes, the Finance Board also granted approvals and waivers to allow us to include a percentage of the outstanding principal amount of the subordinated notes (“Designated Amount”) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities, unsecured credit, subject to phase-outs beginning in the sixth year following issuance, as follows:

Time Period	Percentage of Designated Amount	Designated Amount Included (in millions)
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 through June 13, 2012	80%	800
June 14, 2012 through June 13, 2013	60%	600
June 14, 2013 through June 13, 2014	40%	400
June 14, 2014 through June 13, 2015	20%	200
June 14, 2015 through June 13, 2016	0%	—

On June 6, 2006, we entered into Amendment No. 3 to our Written Agreement, which became effective on June 13, 2006 upon receipt of proceeds from the subordinated notes. Amendment No. 3 replaced our aggregate minimum regulatory capital stock requirement of $3.774 billion, with a requirement to maintain an aggregate amount of outstanding regulatory capital stock plus a Designated Amount of subordinated notes of at least $3.500 billion. Amendment No. 3 also replaced the prior minimum regulatory capital ratio requirement, with a requirement to maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to assets of at least 4.5%.

On June 13, 2006 we issued $1 billion of 10-year subordinated notes. The subordinated notes are unsecured obligations and rank junior in priority of payment to all of our existing consolidated obligations and senior liabilities. For a further discussion concerning our subordinated notes, see “Note 8 – Subordinated Notes” on page 14 of this Form 10-Q. On June 20, 2006 we used a portion of the net proceeds from the sale of subordinated notes to redeem $795 million of voluntary capital stock from members. We also redeemed $205 million of capital stock from institutions whose membership had terminated between April 18, 2006 and June 30, 2006, resulting in total capital stock redemptions of $1 billion during the second quarter of 2006.

On July 18, 2006, the Board of Directors declared and approved a 3.10% (annualized rate) cash dividend based on second quarter 2006 results to be paid to members on August 15, 2006.

Accounting and Reporting Developments

SFAS 155 – On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Derivatives Implementation Group (“DIG”) Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” (“DIG Issue D1”). SFAS 155 amends FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for us), with earlier adoption allowed under certain circumstances. Prior period restatement is not permitted. We have decided to adopt SFAS 155 effective January 1, 2007. At the time of adoption, the impact is not expected to be material to our results of operations or financial condition.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Note 3 – Interest Income and Interest Expense

Details of interest income and interest expense for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2006	2005	2006	2005
Interest Income -
Federal funds sold and securities purchased under agreements to resell	$107	$52	$194	$92
Investment securities -
Trading	14	14	30	24
Available-for-sale	24	10	47	20
Held-to-maturity	124	62	224	123
Advances	294	190	562	349

MPF Loans held in portfolio	518	561	1,045	1,136
Credit enhancement fees paid	(10)	(12)	(21)	(24)

MPF Loans held in portfolio, net	508	549	1,024	1,112

Total interest income	1,071	877	2,081	1,720

Interest Expense -
Deposits	13	7	24	14
Securities sold under agreements to repurchase	22	13	42	24
Consolidated obligation-
Discount notes	190	133	375	237
Bonds	727	596	1,398	1,174

Total consolidated obligations	917	729	1,773	1,411

Mandatorily redeemable capital stock	1	1	3	1
Subordinated notes	3	—	3	—

Total interest expense	956	750	1,845	1,450

Net Interest Income before provision for credit losses on loans	115	127	236	270
Provision for credit losses on loans	—	—	—	—

Net interest income after provision for credit losses on loans	$115	$127	$236	$270

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Note 4 – Investment Securities

We did not recognize any other-than-temporary impairment on our investment securities classified as available-for-sale or held-to-maturity during the second quarter of 2006. Securities issued by government-sponsored entities are not guaranteed by the U.S. federal government. For accounting policies concerning our investment securities refer to Note 6 of our December 31, 2005 Annual Financial Statements and Notes.

Trading Securities – Trading securities as of June 30, 2006 and December 31, 2005 were as follows:

(In millions)	June 30, 2006 Fair Value	December 31, 2005 Fair Value
Government-sponsored enterprises	$685	$986
Consolidated obligations of other FHLBs	25	25
Mortgage-backed securities:
Government-sponsored enterprises	36	40
Government-guaranteed	7	8
Privately issued MBS	25	28

Total trading securities	$778	$1,087

The net gain (loss) on trading securities for the three and six months ended June 30, 2006 and 2005 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In millions)	2006	2005	2006	2005
Net gain (loss) recognized on trading securities sold	$(3)	$—	$(3)	$—
Net gain (loss) on trading securities still held at period end	(16)	22	(43)	5

Net gain (loss) on trading securities recognized	$(19)	$22	$(46)	$5

Available-for-Sale Securities - The amortized cost and estimated fair value of available-for-sale securities as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006				December 31, 2005
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government-sponsored enterprises	$1,200	$—	$(20)	$1,180	$980	$—	$(5)	$975
Mortgage-backed securities:
Government-sponsored enterprises	75	—	(5)	70	81	—	(4)	77
Privately issued MBS	1,285	1	—	1,286	737	1	—	738

Total available-for-sale securities	$2,560	$1	$(25)	$2,536	$1,798	$1	$(9)	$1,790

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Realized gains and losses from the sale of available-for-sale securities for the three and six months ended June 30, 2006 and 2005 were as follows:

(In millions)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Realized gain	$1	$—	$1	$1
Realized loss	—	—	(4)	(3)

Net realized gain (loss) from sale of available-for-sale securities	$1	$—	$(3)	$(2)

Held-to-Maturity Securities – Held-to-maturity securities as of June 30, 2006 and December 31, 2005 were as follows:

(In millions)	June 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,245	$—	$(1)	$1,244	$1,493	$5	$—	$1,498
Government-sponsored enterprises	149	—	(1)	148	149	—	(1)	148
State or local housing agency obligations	74	—	—	74	82	—	—	82
SBA/SBIC	598	—	(1)	597	666	—	—	666
Mortgage-backed securities:
Government-sponsored enterprises	5,606	2	(158)	5,450	4,381	6	(72)	4,315
Government-guaranteed	47	—	—	47	56	—	—	56
MPF Shared Funding ®	395	—	(28)	367	417	—	(20)	397
Privately issued MBS	2,685	5	(19)	2,671	649	9	(1)	657

Total held-to-maturity securities	$10,799	$7	$(208)	$10,598	$7,893	$20	$(94)	$7,819

Note 5 – Advances

For accounting policies concerning advances refer to Note 7 of our December 31, 2005 Annual Financial Statements and Notes. We had advances outstanding to members at interest rates ranging from 1.83% to 8.47% at both June 30, 2006 and December 31, 2005 as summarized below.

	June 30, 2006		December 31, 2005
(In millions)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Contractual Year of Maturity -
2006	$4,713	4.42%	$9,233	3.55%
2007	5,844	4.29%	5,043	3.93%
2008	4,136	4.61%	3,395	4.36%
2009	1,904	4.50%	1,389	4.11%
2010	2,685	4.10%	2,681	3.85%
2011	3,016	4.93%	1,825	4.51%
Thereafter	2,547	4.27%	1,385	4.12%

Total par value	24,845	4.44%	24,951	3.90%

SFAS 133 hedging adjustments	(127)		(30)

Total advances	$24,718		$24,921

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Our advances are concentrated with commercial bank and thrift members. At June 30, 2006 two members held advances representing more than 10% of total outstanding advances at par. LaSalle Bank N.A. held $3.1 billion at both June 30, 2006 and December 31, 2005, which represented 12.6% and 12.4%, respectively, of total outstanding advances at those dates. Mid America Bank, FSB, held advances of $2.6 billion or 10.4% of total advances at June 30, 2006, but held less than 10% of total advances at December 31, 2005. We held sufficient collateral to cover the par value of these advances and do not expect to incur any credit losses.

Note 6 - MPF Loans Held in Portfolio

For accounting policies concerning MPF Loans held in portfolio refer to Note 8 of our December 31, 2005 Annual Financial Statements and Notes.

The following table presents MPF Loan information by contractual maturity at June 30, 2006 and December 31, 2005:

(In millions)	June 30, 2006	December 31, 2005
MPF Loans:
Fixed medium term[1] single-family mortgages	$13,896	$14,862
Fixed long term[2,3] single-family mortgages	25,818	26,938

Total par value of MPF Loans	39,714	41,800
Agent fees, premium (discount)	233	261
Loan commitment basis adjustment	(16)	(14)
SFAS 133 hedging adjustments	(175)	(41)
Allowance for loan loss	(1)	(1)

Total MPF Loans held in portfolio, net	$39,755	$42,005

[1]	Medium term is defined as an MPF Loan that has a contractual maturity of 15 years or less.
[2]	Long term is defined as an MPF Loan that has a contractual maturity of greater than 15 years.
[3]	Includes Native American Mortgage Purchase Program HUD Section 184 loans of $9 million and $7 million at June 30, 2006 and December 31, 2005, respectively, classified as fixed long term single-family mortgages.

The par value of outstanding MPF Loans at June 30, 2006 and December 31, 2005, was comprised of Federal Housing Administration-insured and Veteran’s Administration-guaranteed government loans totaling $5.7 billion and $6.2 billion and conventional loans totaling $34.0 billion and $35.6 billion, respectively.

At June 30, 2006 and December 31, 2005, we had $8 million and $15 million of MPF Loans on non-accrual. At June 30, 2006 and December 31, 2005, we had $18 million and $14 million in MPF Loans reclassified as other assets that have been foreclosed but not yet liquidated.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

The following tables present impaired MPF Loan information:

(In millions)	June 30, 2006	December 31, 2005
Impaired MPF Loans with an allowance	$—	$—
Impaired MPF Loans without an allowance [1]	5	7

Total Impaired Loans	$5	$7

Allowance for Impaired MPF Loans under SFAS 114	$—	$—

[1]	When the collateral value less estimated selling costs exceeds the recorded investment in the MPF Loan, then the MPF Loan does not require an allowance under SFAS 114 (e.g., if the MPF Loan has been charged down to the recorded investment in the MPF Loan).

(In millions)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Average balance of impaired MPF Loans during the period	$5	$3	$6	$4
Interest income recognized on impaired MPF Loans	$—	$—	$—	$—
during the period

Note 7 - Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations refer to Note 13 of our December 31, 2005 Annual Financial Statements and Notes.

Interest Rate Payment Terms - Interest rate payment terms for consolidated obligation bonds for which we were the primary obligor at June 30, 2006 and December 31, 2005 were as follows:

(In millions)	June 30, 2006	December 31, 2005
Par amount of consolidated obligation bonds:
Fixed Rate - Callable	$28,855	$25,887
Fixed Rate - Non-Callable	37,008	34,342
Variable rate	517	517
Zero coupon	2,150	2,050
Step-up	160	160
Inverse floating rate	50	50

Total par value	$68,740	$63,006
Bond discounts, net	(1,542)	(1,451)
SFAS 133 hedging adjustments	(635)	(437)

Total consolidated obligation bonds	$66,563	$61,118

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Redemption Terms – The following table summarizes our participation in consolidated obligation bonds at June 30, 2006 and December 31, 2005 by year of contractual maturity.

	June 30, 2006		December 31, 2005
(In millions)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Contractual Year of Maturity :
2006	$5,087	3.24%	$11,697	2.79%
2007	10,572	3.74%	10,452	3.72%
2008	10,744	3.97%	9,279	3.76%
2009	7,844	4.60%	5,537	4.23%
2010	8,554	4.71%	7,240	4.61%
2011	4,808	5.11%	2,042	4.92%
Thereafter	21,131	4.72%	16,759	4.50%

Total par value	68,740	4.36%	63,006	3.95%

Bond discounts, net	(1,542)		(1,451)
SFAS 133 hedging adjustments	(635)		(437)

Total consolidated obligation bonds	$66,563		$61,118

The following table summarizes our short-term borrowings consisting of consolidated obligation discount notes for which we were the primary obligor at June 30, 2006 and December 31, 2005:

(In millions)	June 30, 2006	December 31, 2005
Par value outstanding	$14,017	$16,865
Book value outstanding	$13,922	$16,778
Weighted average rate at period-end	4.99%	4.00%

Note 8 – Subordinated Notes

On June 13, 2006 we issued $1 billion of subordinated notes which mature on June 13, 2016. Moody’s and Standard and Poor’s rated the subordinated notes Aa2 and AA-, respectively. The subordinated notes are not obligations of the United States and are not guaranteed by the United States. The subordinated notes are not obligations of and are not guaranteed by the FHLBs other than the Bank. The subordinated notes are unsecured obligations and rank junior in priority of payment to our “senior liabilities.” Senior liabilities include all of our existing and future liabilities such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

Senior liabilities do not include our existing and future liabilities related to payments of “junior equity claims” and payments to, or redemption of shares from, any holder of our capital stock that is barred or required to be deferred for any reason, such as noncompliance with any minimum regulatory capital requirement applicable to us. Also, senior liabilities do not include any liability that by its terms expressly ranks equal with or junior to the subordinated notes. Pursuant to an order of the Finance Board, we will not make any payment to, or redeem shares from any holder of capital stock which we are obligated to make, on or after any applicable interest payment date or the maturity date of the subordinated notes (all such payments to, and redemptions of shares from, holders of our capital stock being referred to as “junior equity claims”) unless we have paid in full all interest and principal due in respect of the subordinated notes on a particular date.

The notes may not be redeemed, in whole or in part, prior to maturity, and do not contain any provisions permitting holders to accelerate the maturity thereof on the occurrence of any default or other event. The subordinated notes were issued at par, and accrue interest from and including June 13, 2006 at a rate of 5.625% per annum. Interest will be paid semi-annually in arrears on each June 13th and December 13th, commencing December 13, 2006. We will defer interest payments if five business days prior to any interest payment date we do not satisfy any minimum regulatory leverage ratios then applicable to us.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase or acquire, our capital stock (including mandatorily redeemable capital stock). As of June 30, 2006, we have satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

Note 9 – Capital Stock and Mandatorily Redeemable Capital Stock

For accounting policies concerning capital stock and mandatorily redeemable capital stock, refer to Note 15 of our December 31, 2005 Annual Financial Statements and Notes. The following table summarizes our regulatory capital requirements as a percentage of our total assets. Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings. We are permitted to include the Designated Amount of subordinated notes in calculating compliance with our regulatory capital ratio. Under Amendment No. 3 to our Written Agreement, which became effective June 13, 2006, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.500 billion.

(In millions)	Standard Regulatory Capital Requirement [1]	Regulatory Capital Requirements per Written Agreement
		Requirement		Actual
		Ratio [2]	Amount	Ratio	Amount
June 30, 2006	$3,535	4.5%	$3,977	5.2%	$4,581
December 31, 2005	3,414	4.5%	3,841	5.3%	4,506

[1]	The regulatory capital ratio required by Finance Board regulations for a FHLB that has not implemented a capital plan under the GLB Act is 4.0% provided that its non-mortgage assets (defined as: total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts, certain mortgage-backed securities, and other investments specified by Finance Board regulation) are not greater than 11% of total assets on an average monthly basis. If non-mortgage assets are greater than 11% of the FHLB’s total assets, the Finance Board regulations require a regulatory capital ratio of 4.76%. We did not have non-mortgage assets greater than 11% for any of the months in the periods presented.
[2]	Amendment No. 1 to our Written Agreement dated October 18, 2005, reduced the regulatory capital ratio from 5.1% to 4.5%. Amendments No. 2 and No. 3 did not change this requirement, however, Amendment No. 3 allows us to include the Designated Amount of subordinated notes in calculating compliance with our regulatory capital ratio.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

The following table summarizes mandatorily redeemable capital stock activity:

(Dollars in millions)	For the three months ended				For the six months ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	Amount	Number of Members	Amount	Number of Members	Amount	Number of Members	Amount	Number of Members
Mandatorily redeemable capital stock - beginning balance	$260	15	$10	5	$222	12	$11	5

Membership withdrawal requests [1]	2	3	73	4	40	6	123	10
Voluntary portion of capital stock redemption requests [2]	780	n/a	238	n/a	780	n/a	565	n/a

Membership withdrawal distributions [1]	(205)	(6)	(69)	(1)	(205)	(6)	(120)	(6)
Voluntary portion of capital stock distributions [2]	(795)	n/a	(238)	n/a	(795)	n/a	(565)	n/a

Mandatorily redeemable capital stock - ending balance	$42	12	$14	8	$42	12	$14	9

Earnings impact from reclassification of dividends to interest expense	$1		$—		$3		$—

[1]	Includes voluntary withdrawal of membership and terminations of membership resulting from out-of-districts mergers.
[2]	We received voluntary capital redemption requests totaling $1.951 billion dollars during the second quarter of 2006. Of that amount, $1.156 billion of redemption requests were denied, on a pro rata basis, because they exceeded the available redemption amount of $795 million. Of the $795 million redeemed, $15 million was voluntary capital related to withdrawing members which had previously submitted a withdrawal notice and their capital stock had already been reclassified to mandatorily redeemable stock.

Subsequently, from July 1, 2006, through July 31, 2006, no redemption payments have been made to any members. Redemption of members’ capital stock is honored subject to, among other things, our maintaining our minimum regulatory capital and leverage requirements, liquidity requirements (under certain circumstances) and Finance Board approval, to the extent required.

Note 10 – Derivatives and Hedging Activities

For accounting policies concerning derivatives and hedging activities refer to Note 18 of our December 31, 2005 Annual Financial Statements and Notes. The following table summarizes the results of our hedging activities:

(In millions)	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Fair value hedge ineffectiveness	$(10)	$(6)	$(20)	$(6)
Gain (loss) on economic hedges	15	(22)	36	(18)
Cash flow hedge ineffectiveness	—	—	—	—
Gain (loss) from firm commitments no longer qualifying as fair value hedges	—	—	—	—
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	—	—	—	—

Net gain (loss) on derivatives and hedging activities	$5	$(28)	$16	$(24)

Over the next 12 months it is expected that $8 million recorded in other comprehensive income on June 30, 2006 will be recognized in earnings. The maximum length of time over which we use cash flow hedges to reduce our exposure to the variability in future cash flows for forecasted transactions is seven years.

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding, at June 30, 2006 and December 31, 2005:

(In millions)	June 30, 2006		December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate Swaps:
Fair Value	$35,699	$(113)	$27,910	$(124)
Cash Flow	100	—	—	—
Economic	10,647	16	10,761	(7)

Total	46,446	(97)	38,671	(131)

Interest rate Swaptions:
Fair Value	6,714	71	4,037	65
Economic	5,839	21	3,819	8

Total	12,553	92	7,856	73

Interest rate Caps/Floors:
Cash Flow	1,925	68	3,301	140
Economic	508	8	8	—

Total	2,433	76	3,309	140

Interest rate Futures/Forwards:
Fair Value	6,190	(5)	3,136	—
Economic	—		—	—

Total	6,190	(5)	3,136	—

Delivery Commitments under the MPF Program:
Economic	78	1	52	1

Total	$67,700	67	$53,024	83

Accrued Interest at period end		12		13

Net Derivative Balance at period end		$79		$96

Derivative assets		$241		$232
Derivative liabilities		(162)		(136)

Net Derivative Balance at period end		$79		$96

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Note 11 - Segment Information

We have two business segments: MPF Program and Traditional Member Finance. The segments reflect the manner in which financial information is evaluated by management, including the chief operating decision makers. Our reporting process measures the performance of the business segments based on our structure and is not necessarily comparable with similar information for any other financial institution. Our business segments are defined by the products and services we provide. MPF Program income is derived primarily from the difference, or spread, between the yield on MPF Loans and the borrowing cost related to those MPF Loans. The Traditional Member Finance segment includes products such as advances, investments and deposits.

The following table sets forth our financial performance by segment for the three and six months ended June 30, 2006 and 2005.

	MPF Program		Traditional Member Finance		Total Bank
(In millions)	2006	2005	2006	2005	2006	2005
Income for the three months ended June 30 -
Interest income	$519	$547	$552	$330	$1,071	$877
Interest expense	436	457	520	293	956	750

Net interest income	83	90	32	37	115	127
Non-interest income (loss)	(7)	6	(3)	(9)	(10)	(3)
Non-interest expense	16	15	15	14	31	29
Assessments	17	22	3	3	20	25

Net income	$43	$59	$11	$11	$54	$70

Income for the six months ended June 30 -
Interest income	$1,046	$1,121	$1,035	$599	$2,081	$1,720
Interest expense	875	912	970	538	1,845	1,450

Net interest income	171	209	65	61	236	270
Non-interest income (loss)	(23)	(3)	(3)	(11)	(26)	(14)
Non-interest expense	33	31	27	29	60	60
Assessments	31	47	9	5	40	52

Net income	$84	$128	$26	$16	$110	$144

As of June 30, 2006 and December 31, 2005
Total assets	$40,691	$42,926	$47,693	$42,420	$88,384	$85,346

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Note 12 - Estimated Fair Values

For additional information concerning the estimated fair values of our financial instruments refer to Note 20 of our December 31, 2005 Annual Financial Statements and Notes. The carrying values and estimated fair values of our financial instruments at June 30, 2006 were as follows:

(In millions)	Carrying Value	Net Unrecognized Gain or (Loss)	Estimated Fair Value
Financial Assets
Cash and due from banks	$26	$—	$26
Federal funds sold and securities purchased under agreements to resell	9,039	—	9,039
Trading securities	778	—	778
Available-for-sale securities	2,536	—	2,536
Held-to-maturity securities	10,799	(201)	10,598
Advances	24,718	(225)	24,493
MPF Loans held in portfolio, net	39,755	(1,691)	38,064
Accrued interest receivable	361	—	361
Derivative assets	241	—	241

Total Financial Assets	$88,253	$(2,117)	$86,136

Financial Liabilities
Deposits	$(1,233)	$—	$(1,233)
Securities sold under agreements to repurchase	(1,200)	(105)	(1,305)
Consolidated obligations -
Discount notes	(13,922)	4	(13,918)
Bonds	(66,563)	1,013	(65,550)
Accrued interest payable	(653)	—	(653)
Mandatorily redeemable capital stock	(42)	—	(42)
Derivative liabilities	(162)	—	(162)
Subordinated notes	(1,000)	12	(988)

Total Financial Liabilities	$(84,775)	$924	$(83,851)

Commitments	$—	$—	$—

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

The carrying values and estimated fair values of our financial instruments at December 31, 2005 were as follows:

(In millions)	Carrying Value	Net Unrecognized Gain or (Loss)	Estimated Fair Value
Financial Assets
Cash and due from banks	$33	$—	$33
Federal funds sold and securities purchased under agreements to resell	6,945	—	6,945
Trading securities	1,087	—	1,087
Available-for-sale securities	1,790	—	1,790
Held-to-maturity securities	7,893	(74)	7,819
Advances	24,921	(193)	24,728
MPF Loans held in portfolio, net	42,005	(714)	41,291
Accrued interest receivable	336	—	336
Derivative assets	232	—	232

Total Financial Assets	$85,242	$(981)	$84,261

Financial Liabilities
Deposits	$(1,057)	$—	$(1,057)
Securities sold under agreements to repurchase	(1,200)	(104)	(1,304)
Consolidated obligations -
Discount notes	(16,778)	89	(16,689)
Bonds	(61,118)	197	(60,921)
Accrued interest payable	(551)	—	(551)
Mandatorily redeemable capital stock	(222)	—	(222)
Derivative liabilities	(136)	—	(136)

Total Financial Liabilities	$(81,062)	$182	$(80,880)

Commitments	$—	$—	$—

Note 13 – Commitments and Contingencies

We are not currently a defendant in any legal proceedings, nor are we aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our financial condition or results of operations. There have been no significant changes in commitments and contingencies since December 31, 2005.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $1 million and $12 million at June 30, 2006 and December 31, 2005, respectively. Commitments typically are for periods up to 12 months. Standby letters of credit are executed with members for a fee. If we are required to make a payment for a beneficiary’s draw, the amount of the payment would be converted into a collateralized advance to the member. Notional amounts of outstanding standby letters of credit were $488 million and $437 million at June 30, 2006 and December 31, 2005, respectively.

We have entered into standby bond-purchase agreements with state housing authorities, whereby we, for a fee, agree to purchase at market and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. The bond purchase commitments we have entered into expire no later than 2014, though some are renewable at our option. Total standby commitments for bond purchases were $266 million and $271 million at June 30, 2006 and December 31, 2005, respectively. We were not required to purchase any bonds under these agreements through June 30, 2006.

We record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

is not reflected on our statements of condition. The par value of outstanding consolidated obligations for the FHLBs was $959 billion and $937 billion at June 30, 2006 and December 31, 2005, respectively. Accordingly, should one or more of the FHLBs be unable to repay their participation in the consolidated obligations, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board.

We are required to pay 20% of our net earnings (after deduction of our AHP expense) to REFCORP to support payment of part of the interest on bonds issued by REFCORP. We must make these payments to REFCORP until the total amount of payments made by all FHLBs is equivalent to a $300 million annual annuity where the final maturity date is October 15, 2017. Additionally, the FHLBs must set aside annually for AHP the greater of $100 million or 10% of the current year’s pre-assessment net earnings.

Note 14 – Transactions with Related Parties and Other FHLBs

Related Parties: We are a cooperative. Capital stock ownership is a prerequisite to transacting any member business with us. Members (and former members with outstanding obligations owed to us) own all of our capital stock. The majority of our directors are elected by members. We execute advances almost exclusively with members and conduct the MPF Program with PFIs who are members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve as our directors. However, such transactions are based on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, Federal funds and mortgage-backed securities from members (or affiliates of members) whose officers or directors serve as our directors. All investments are market rate transactions and all mortgage-backed securities are purchased through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates. In connection with the issuance of our subordinated notes, we paid $2.5 million in underwriting and other fees to our members or affiliates of our members.

Members: The table below summarizes balances we had with our members as reported in the statements of condition.

(In millions)	June 30, 2006	December 31, 2005
Assets-
Federal funds sold	$650	$400
Held-to-maturity securities	5	10
Advances	24,718	24,921
Interest receivable - advances	93	83
Derivative Assets	46	33

Liabilities-
Deposits	$798	$647
Derivative Liabilities	65	67
Mandatorily Redeemable Capital Stock	42	222

Federal Home Loan Bank of Chicago

Notes to Financial Statements—(Unaudited)

Other FHLBs: The table below summarizes balances we had with other FHLBs as reported in the statements of condition.

(In millions)	June 30, 2006	December 31, 2005
Assets-
Trading Securities [1]	$25	$25
Accounts Receivable	2	2

Liabilities-
Deposits	$12	$12

[1]	Trading Securities consist of consolidated obligations of the FHLB of Dallas and San Francisco of $19 million and $6 million, respectively, for both June 30, 2006 and December 31, 2005.

The table below summarizes transactions we had with other FHLBs as reported in the statements of income.

(In millions)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Income -
MPF Program Transaction Service Fees	$1	$1	$2	$2

Expense -
Extinguishment of debt transferred to other FHLBs	—	1	4	4

The table below summarizes transactions we had with other FHLBs as reported in the statements of cash flows.

(In millions)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Financing Activities
Purchase of MPF Loans from other FHLBs	$(132)	$(484)	$(255)	$(1,103)

Investing Activities
Transfer of bonds to other FHLBs	$(35)	$(475)	$(485)	$(618)
Transfer of bonds from other FHLBs	65	—	65	—

Federal Home Loan Bank of Chicago

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes at the beginning of this Form 10-Q and in conjunction with our December 31, 2005 Form 10-K.

Financial Highlights

(Dollars in millions)	For the three months ended					For the six months ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	June 30, 2006	June 30, 2005
Selected Statements of Income Data
Net interest income before provision for credit losses on MPF Loans	$115	$121	$114	$119	$127	$236	$270
Provision (release of allowance) for credit losses	—	—	(3)	—	—	—	—

Net interest income after provision (release of allowance) for credit losses on MPF Loans	115	121	117	119	127	236	270
Non-interest income (loss)	(10)	(16)	1	(28)	(3)	(26)	(14)
Non-interest expense	31	29	43	29	29	60	60
AHP assessment	6	6	7	5	8	12	16
REFCORP assessment	14	14	13	12	17	28	36

Net income	$54	$56	$55	$45	$70	$110	$144

Dividends declared	$28	$28	$38	$52	$58	$56	$118

Selected Ratios
Net income to average assets	0.25%	0.26%	0.27%	0.22%	0.33%	0.25%	0.34%
Return on average equity	5.44%	5.45%	5.33%	4.13%	6.18%	5.44%	6.34%
Total average equity to average assets	4.55%	4.74%	5.01%	5.20%	5.27%	4.64%	5.31%
Annualized dividend rate declared	3.10%	3.00%	3.75%	5.00%	5.50%	3.05%	5.50%
Dividend payout ratio	53%	51%	69%	114%	83%	52%	82%

(Dollars in millions)	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Selected Statements of Condition Data
Federal funds sold and securities purchased under agreements to resell	$9,039	$8,148	$6,945	$7,295	$6,416
Investment securities	14,113	12,552	10,770	7,663	8,431
Advances	24,718	25,381	24,921	24,233	25,123
MPF Loans held in portfolio, net of allowance for loan losses	39,755	40,931	42,005	43,232	44,729
Total assets	88,384	87,809	85,346	83,054	85,350
Total deposits	1,233	1,333	1,057	1,308	1,276
Securities sold under agreements to repurchase	1,200	1,200	1,200	1,200	1,200
Total consolidated obligations, net [1]	80,485	79,926	77,896	75,358	77,594
Accrued interest payable	653	683	551	630	535
Mandatorily redeemable capital stock	42	260	222	14	14
AHP assessment payable	73	77	78	83	88
REFCORP assessment payable	14	15	12	11	17
Subordinated notes	1,000	—	—	—	—
Total liabilities	84,971	83,662	81,208	78,810	80,950
Total Capital	3,413	4,147	4,138	4,244	4,400

Other Selected Data
Regulatory capital	$4,581	$4,537	$4,506	$4,413	$4,607
Regulatory capital to assets ratio	5.2%	5.2%	5.3%	5.3%	5.4%
All FHLBs Consolidated Obligations Outstanding (par) [2]	$958,570	$935,828	$937,460	$920,369	$908,305
Headcount	462	451	443	427	412

[1]	Total consolidated obligations, net represents the obligations for which the Bank is primary obligor.
[2]	The Bank is jointly and severally liable for the consolidated obligations of the FHLBs. See "Note 13—Consolidated Obligations" to the Bank's 2005 Annual Financial Statements and Notes for further discussion on the joint and several liability.

Federal Home Loan Bank of Chicago

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or future predictions of management may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “expects,” “could,” “estimates,” “may,” “should,” “will” or their negatives or other variations of these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty, that actual results could differ materially from those expressed or implied in these forward-looking statements and that actual events could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the Written Agreement with the Finance Board; the effect of the Retained Earnings and Dividend Policy on our goal to strengthen our capital base; our ability to make additional redemptions of voluntary capital stock; economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the FHLB Act or Finance Board regulations; changes in our capital structure; membership changes, including the withdrawal of members due to our inability to satisfy all member requests for redemption of voluntary capital stock; changes in the demand by our members for advances; competitive forces, including the availability of other sources of funding for our members; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; the impact of our new business strategy to develop off-balance sheet capabilities to fund MPF assets; the impact of new accounting standards; and the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability.

Business Overview

Our net income for the second quarter of 2006 was $54 million, compared with $70 million in the second quarter of 2005. The decrease in net income of $16 million was principally attributable to a decrease in net interest income of $12 million, offset by a reduction in AHP and REFCORP assessments of $5 million and a loss of $19 million in our trading securities portfolio, which was partially offset by a gain of $5 million in derivatives and hedging activities. Net interest margins have tightened 7 basis points compared to a year ago due principally to a flattening yield curve, as short-term interest rates have increased more significantly than longer-term interest rates. In addition, our asset mix has shifted since the prior year to shorter-term, more liquid investments, which has further reduced net interest margins. Finally, capital stock decreased by $1.118 billion to $2.960 billion at June 30, 2006 compared to June 30, 2005, further causing net interest margins to decrease because we had less capital to invest in interest-earning assets.

We continue to experience a decline in MPF Loan balances due principally to regulatory capital constraints limiting on-balance sheet growth of MPF Loans and reduced MPF Loan volume due to higher interest rates and lower borrower demand for fixed rate mortgage products. Principal pay downs and maturities have outpaced new purchases and funding of MPF Loans.

On June 13, 2006 we issued $1 billion of ten-year subordinated notes. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. For a further discussion concerning our subordinated notes, see “Note 8 – Subordinated Notes” on page 14 of this Form 10-Q. On June 6, 2006, we entered into Amendment No. 3 to our Written Agreement with the Finance Board, which became effective on June 13, 2006 upon our receipt of the proceeds from the subordinated notes. Amendment No. 3 revised our regulatory capital and leverage limits and allowed us to use a portion of the net proceeds from the sale of subordinated notes to redeem $795 million of voluntary capital stock from members on June 20, 2006. For further discussion of Amendment No. 3, see “Note 2 – Business Developments” on page 7 of this Form 10-Q. During the second quarter of 2006 we also redeemed $205 million of capital stock from institutions whose membership had terminated between April 18, 2006 and June 30, 2006, resulting in total capital stock redemptions of $1 billion.

On July 18, 2006, the Board of Directors declared and approved a 3.10% (annualized rate) cash dividend based on second quarter 2006 results to be paid to members on August 15, 2006.

We continue to make progress on and have met nearly all of the requirements under our Written Agreement with the Finance Board, including the following: maintaining our MPF Loan balances within required limits; consistent compliance

Federal Home Loan Bank of Chicago

with our minimum capital requirements; completion of required outside consulting studies on our management, risk management, hedge accounting and internal audit practices; implementation of recommendations from those studies; and Finance Board approval of our Retained Earnings and Dividend Policy.

Business Outlook

We expect that net interest margins will remain flat or continue to tighten in the third quarter, further negatively impacting net interest income. The issuance of subordinated notes and capital stock redemptions will further contribute to lower net interest income. Also, our new Retained Earnings and Dividend Policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount plus a percentage of earnings. During this time, the policy limits the percentage of earnings we can pay as dividends. As a result, we expect that the dividend rate in 2006 will remain between 3% and 3.5%. For a further discussion of anticipated future dividends see “Liquidity and Capital Resources – Capital Resources – Retained Earnings & Dividend Policy” on page 45 of this Form 10-Q.

We expect that member demand for advances will remain flat in the third quarter. A number of factors may cause the advances portfolio to remain at similar levels. Such factors include a flat yield curve, an increase in the number of refunding notifications on our putable advance portfolio that are not subsequently refinanced through advances and substantial competition from alternative funding sources including brokered certificates of deposit and structured financing vehicles. Future planned voluntary capital stock redemptions and level of dividends as compared to general interest rate levels may also affect advance volumes.

We are continuing our work on further development of the MPF Program. In connection with reducing outstanding voluntary capital stock, we expect to have less capital available to support the assets on our balance sheet while maintaining the regulatory capital plus subordinated notes to assets ratio of 4.5% imposed by the Written Agreement. As such, we are exploring ways to make changes to our balance sheet structure by developing off-balance sheet capabilities for funding future MPF Program investments and substantially reducing the amount of MPF assets that will remain on the balance sheet. However, prior to entering into any new off-balance-sheet MPF activity, we are required to submit a new business activity notice to, and receive approval from, the Finance Board. We have not yet submitted a new business activity notice to the Finance Board for any MPF off-balance-sheet activity. Income from the off-balance sheet MPF business is expected to be less than the income generated under the current business model. During the first half of the year 2006, MPF Loan balances have decreased 5%. Based upon current projections, we expect our outstanding MPF Loans to decrease by approximately 10% for the entire calendar year 2006. We continue to look for opportunities to purchase mortgage-backed securities to offset the decline in MPF Loans.

Federal Home Loan Bank of Chicago

Results of Operations

(In millions)	For the three months ended June 30,
	2006	2005	Increase/ (Decrease)%
Interest income	$1,071	$877	$194	22%
Interest expense	956	750	206	27%

Net interest income after provision (release of allowance) for credit losses on mortgage loans	115	127	(12)	-9%
Non-interest income (loss)	(10)	(3)	(7)	-233%
Non-interest expense	31	29	2	7%

Income before assessments	74	95	(21)	-22%
Assessments	20	25	(5)	-20%

Net income	$54	$70	$(16)	-23%

Non-interest expense to average assets - annualized [1]	0.14%	0.14%	0.00%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.33%	0.42%	-0.09%
Net interest margin on interest-earning assets	0.53%	0.60%	-0.07%
Return on average equity - annualized	5.44%	6.18%	-0.74%

(In millions)	For the six months ended June 30,
	2006	2005	Increase/ (Decrease)%
Interest income	$2,081	$1,720	$361	21%
Interest expense	1,845	1,450	395	27%

Net interest income after provision (release of allowance) for credit losses on mortgage loans	236	270	(34)	-13%
Non-interest income (loss)	(26)	(14)	(12)	-86%
Non-interest expense	60	60	—	0%

Income before assessments	150	196	(46)	-23%
Assessments	40	52	(12)	-23%

Net income	$110	$144	$(34)	-24%

Non-interest expense to average assets - annualized [1]	0.14%	0.14%	0.00%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.35%	0.46%	-0.11%
Net interest margin on interest-earning assets	0.55%	0.64%	-0.09%
Return on average equity - annualized	5.44%	6.34%	-0.90%

[1]	Non-interest expense includes compensation, professional service fees, amortization and depreciation of software and equipment, and other operating expenses.

Federal Home Loan Bank of Chicago

Our second quarter 2006 net income was $54 million, compared with $70 million in the second quarter of last year. The decrease in net income of $16 million was principally attributable to a decrease in net interest income of $12 million, offset by a reduction in AHP and REFCORP assessments of $5 million. The decrease in net interest income was due to the following factors:

Net interest margin decreased 7 basis points to 0.53% as compared to the second quarter of 2005. The decrease was due principally to a flattening yield curve, as short-term interest rates have increased more significantly than long-term rates. In addition, we experienced a decrease in MPF Loans, which historically have generated higher yields than advances. Also, net interest income was negatively impacted by an increase in our cost of funds and the decrease in our capital stock, which decreased the amount of capital available to invest in interest-earning assets. Capital stock decreased by $1.118 billion to $2.960 billion at June 30, 2006 compared to $4.078 billion at June 30, 2005.

We incurred net losses of $10 million in non-interest income for the quarter ended June 30, 2006. Non-interest income consisted principally of income from trading securities and derivatives and hedging activities. The portfolio of investments classified as trading experienced an unrealized loss of $19 million in the second quarter of 2006, compared to an unrealized gain of $22 million in the comparable quarter in the prior year. The increase in trading losses was due to a continued increase in market interest rates.

We recognized income from derivatives and hedging activities of $5 million in the second quarter of 2006 compared to a loss of $28 million in the second quarter of 2005. We economically hedged investment securities classified as trading and recognized a gain of $17 million and a loss of $25 million on these derivatives for the second quarter of 2006 and 2005, respectively.

The table below shows the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) for the three and six month periods ended June 30, 2006 and 2005.

Federal Home Loan Bank of Chicago

(In millions)	Sources of Gains / (Losses) on Derivatives and Hedging Activities Recorded in Non-Interest Income (Loss) For the three months ended June 30,
	2006				2005
	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$(1)	$—	$—	$(1)	$—	$—	$—	$—
Consolidated Obligations	—	—	—	—	(1)	—	—	(1)
Investments	—	—	17	17	—	—	(25)	(25)
MPF Loans	(9)	—	(2)	(11)	(5)	—	3	(2)

Total	$(10)	$—	$15	$5	$(6)	$—	$(22)	$(28)

	For the six months ended June 30,
(In millions)	2006				2005
	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$—	$—	$—	$—	$1	$(3)	$—	$(2)
Consolidated Obligations	(2)	—	(2)	(4)	3	3	—	6
Investments	—	—	46	46	—	—	(11)	(11)
MPF Loans	(18)	—	(8)	(26)	(10)	—	(7)	(17)

Total	$(20)	$—	$36	$16	$(6)	$—	$(18)	$(24)

Non-interest expense increased $2 million to $31 million for the current quarter, compared to $29 million for the second quarter of 2005. Compensation increased $1 million to $15 million and professional fees decreased $3 million, in the second quarter of 2006, compared to the same period in 2005. Compensation costs increased due principally to an increase in number of employees and salary increases.

Total AHP and REFCORP assessments decreased $5 million to $20 million for the second quarter of 2006 as a result of a decrease in income before assessments.

Federal Home Loan Bank of Chicago

Average Balances/Net Interest Margin/Rates

Provided below is a summary of average balances, interest rates and interest differentials for the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005. The table below also presents an analysis of the effect on net interest income of volume and rate changes for the periods. In this analysis, the change due to the volume/rate variance has been allocated to the change in interest rate.

(In millions)	For the three months ended June 30,
	2006			2005			Change in interest
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Increase/ (Decrease)
Assets

Federal funds sold and securities purchased under agreements to resell	$8,552	$107	5.16%	$7,043	$52	2.95%	$11	$44	$55
Total investments [1]	12,696	162	4.93%	8,237	86	4.18%	47	29	76
Advances [1]	25,088	294	4.69%	24,359	190	3.12%	6	98	104
MPF Loans held in portfolio 1 2 3	40,249	508	5.07%	44,927	549	4.89%	(57)	16	(41)

Total interest-earning assets	$86,585	$1,071	4.95%	$84,566	$877	4.15%	$7	$187	$194

Allowance for loan losses	(1)			(5)
Other assets	988			761

Total assets	$87,572			$85,322

Liabilities and Capital

Interest bearing deposits	$1,097	$13	4.85%	$1,098	$7	2.55%	$—	$6	$6
Securities sold under agreements to repurchase	1,203	22	7.44%	1,200	13	4.33%	—	9	9
Consolidated obligation bonds [1]	64,909	727	4.48%	60,749	596	3.92%	41	90	131
Consolidated obligation discount notes	15,220	190	4.98%	17,480	133	3.04%	(17)	74	57
Mandatorily redeemable capital stock	209	1	2.64%	17	1	6.01%	3	(3)	—
Subordinated notes	198	3	5.75%	—	—	0.00%	—	3	3

Total interest-bearing liabilities	$82,836	$956	4.62%	$80,544	$750	3.73%	$27	$179	$206

Other liabilities	754			286
Total Capital	3,982			4,492

Total Liabilities and Capital	$87,572			$85,322

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.33%			0.42%

Net interest margin on interest-earning assets	$86,585	$115	0.53%	$84,566	$127	0.60%	$(20)	$8	$(12)

Average interest-earning assets to interest-bearing liabilities			104.53%			104.99%

Notes:

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Nonperforming loans, which include non-accrual and renegotiated loans, are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of $14 million and $25 million during the three months ended June 30, 2006 and 2005, respectively.

Federal Home Loan Bank of Chicago

Average Balances/Net Interest Margin/Rates

(In millions)	For the six months ended June 30,
	2006			2005			Change in interest
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Increase/ (Decrease)
Assets

Federal funds sold and securities purchased under agreements to resell	$8,204	$194	4.72%	$6,819	$92	2.70%	$19	$83	$102
Total investments [1]	12,102	301	4.97%	8,120	167	4.11%	82	52	134
Advances [1]	25,155	562	4.47%	24,116	349	2.89%	15	198	213
MPF Loans held in portfolio 1 2 3	40,756	1,024	5.03%	45,469	1,112	4.89%	(115)	27	(88)

Total interest-earning assets	$86,217	$2,081	4.83%	$84,524	$1,720	4.07%	$1	$360	$361

Allowance for loan losses	(1)			(5)
Other assets	1,003			760

Total assets	$87,219			$85,279

Liabilities and Capital

Interest bearing deposits	$1,046	$24	4.60%	$1,150	$14	2.43%	$(1)	$11	$10
Securities sold under agreements to repurchase	1,202	42	7.04%	1,200	24	4.00%	—	18	18
Consolidated obligation bonds [1]	64,060	1,398	4.36%	60,630	1,174	3.87%	66	158	224
Consolidated obligation discount notes	15,789	375	4.76%	17,440	237	2.72%	(22)	160	138
Mandatorily redeemable capital stock	227	3	2.80%	17	1	5.70%	6	(4)	2
Subordinated notes	99	3	5.72%	—	—	0.00%	—	3	3

Total interest-bearing liabilities	$82,423	$1,845	4.48%	$80,437	$1,450	3.61%	$49	$346	$395

Other liabilities	748			312
Total Capital	4,048			4,530

Total Liabilities and Capital	$87,219			$85,279

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.35%			0.46%

Net interest margin on interest-earning assets	$86,217	$236	0.55%	$84,524	$270	0.64%	$(48)	$14	$(34)

Average interest-earning assets to interest-bearing liabilities			104.60%			105.08%

Notes:

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Nonperforming loans, which include non-accrual and renegotiated loans, are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of $29 million and $49 million during the six months ended June 30, 2006 and 2005, respectively.

Federal Home Loan Bank of Chicago

Statements of Condition Overview

The major components of our statements of condition are as follows:

(In millions)	June 30, 2006	December 31, 2005	Increase /(Decrease)
			Amount	Percent
Assets
Federal funds sold and securities purchased under agreement to resell	$9,039	$6,945	$2,094	30%
Investment securities	14,113	10,770	3,343	31%
Advances	24,718	24,921	(203)	-1%
MPF Loans held in portfolio, net	39,755	42,005	(2,250)	-5%
Other assets	759	705	54	8%

Total Assets	$88,384	$85,346	$3,038	4%

Liabilities and Capital
Deposits	$1,233	$1,057	$176	17%
Discount notes	13,922	16,778	(2,856)	-17%
Bonds	66,563	61,118	5,445	9%
Other liabilities	2,253	2,255	(2)	0%
Subordinated notes	1,000	—	1,000	0%

Total Liabilities	84,971	81,208	3,763	5%

Total Capital	3,413	4,138	(725)	-18%

Total Liabilities and Capital	$88,384	$85,346	$3,038	4%

Federal funds sold and securities purchased under agreements to resell – We increased investment in overnight and term Federal funds to increase liquidity in response to the Federal Reserve Bank Policy Statement on Payments System Risk. To support this policy, we agreed with the other FHLBs and the Office of Finance to provide liquidity in the event of a failure by one or more FHLBs to timely make payments on consolidated obligations. As part of that agreement, since we are the 7th District Bank in the FHLB System, we will be the designated Bank to provide this liquidity every July, the 7th month of the year. We expect this increase in liquidity to be seasonal. For further information see “Part II – Item 1A – Risk Factors – The Federal Reserve Bank Policy Statement on Payments System Risk may negatively impact our operations” on page 56 of this Form 10-Q.

Investment securities – We purchased additional mortgage-backed securities in 2006 in order to generate additional interest income to help offset the decline in MPF Loan balances. Purchases of mortgage-backed securities during 2006 were classified as held-for-maturity. Also, we increased our position in investment securities classified as available-for-sale to earn additional income.

Under the Finance Board’s Financial Management Policy, the total carrying value of mortgage-backed securities and related investments may not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50 percent of our total capital at the beginning of that quarter. See “Item 1 – Business – Traditional Member Finance – Investments” on page 10 of our December 31, 2005 10-K. In addition, as part of the Finance Board’s resolution issued April 18, 2006, we are permitted to include a Designated Amount of the subordinated notes in the calculation of our mortgage backed securities and investments limitation so long as we are subject to the Regulatory Leverage Limit. See “Liquidity & Capital Resources – Capital Resources – Capital Amounts” on page 41 of this Form 10-Q. The resolution also places an overall cap on mortgage backed securities and related investments so that such investments may not exceed 300% of $4.521 billion, which consists of the sum of (i) capital stock outstanding as of the close of business on April 18, 2006, and (ii) the retained earnings account as of the close of business on April 18, 2006. At June 30, 2006, our mortgage-backed securities and related investments were 222% of our regulatory capital plus the Designated Amount of subordinated notes of $4.581 billion as of June 30, 2006 and 225% of the $4.521 billion as of April 18, 2006.

Federal Home Loan Bank of Chicago

Advances – Advances have decreased by $203 million compared to year-end 2005. Advances have decreased slightly due to a flat yield curve, an increase in the number of refunding notifications on our putable advance portfolio that were subsequently not refinanced through advances and substantial competition from alternative funding sources including brokered certificates of deposit and structured financing vehicles. Future planned voluntary capital stock redemptions and level of dividends as compared to general interest rate levels may also affect advance volumes.

MPF Loans held in portfolio, net – MPF Loans decreased by $2.2 billion from December 31, 2005 to $39.8 billion at June 30, 2006. The decrease was due principally to regulatory capital constraints. The constraints limited the amount of MPF Loans that we were able to purchase or fund. In addition, we experienced less MPF Loan volume, due in part to higher interest rates and a decrease in fixed-rate mortgage loan demand. We continued to purchase and fund MPF Loans from small to medium-sized PFIs but purchased less MPF Loan volume from larger PFIs compared to the prior period. Effective March 1, 2006, we no longer enter into new Master Commitments to purchase participation interests unless we have a pre-existing contractual obligation with another FHLB. We stopped entering into new Master Commitments to purchase participation interests in order to increase our control on liquidity over our MPF Loan volume.

The table below summarizes our PFI MPF Loan repurchase activity for the three and six month periods ended June 30, 2006 and 2005:

(In millions, except number of loans)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Conventional MPF Loans-
Conventional MPF Loan repurchases	$2	$4	$5	$9
Average Daily Balance of Conventional MPF Loans	34,458	38,243	34,847	38,778

% Repurchased	0.01%	0.01%	0.01%	0.02%
Number of conventional MPF Loans repurchased	31	52	70	128

Government MPF Loans-
Government MPF Loan repurchases	$2	$42	$7	$63
Average Daily Balance of Government MPF Loans	5,776	6,684	5,898	6,691

% Repurchased	0.03%	0.63%	0.12%	0.94%
Number of government MPF Loans repurchased	23	519	87	775

Consolidated Obligation Discount Notes and Bonds – We used the proceeds from longer-termed consolidated obligation bonds to purchase mortgage-backed securities and investments and to reduce outstanding shorter-termed consolidated obligation discount notes.

Other Liabilities - There were no significant changes in other liabilities, which consist primarily of securities sold under agreements to repurchase and accrued interest payable. The table below summarizes the changes in the AHP and REFCORP assessments payable, also components of other liabilities in the Statements of Condition Overview:

(In millions)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
AHP-
Balance, Beginning of Period	$77	$84	$78	$82
AHP assessments	6	8	12	16
AHP assessments paid	(10)	(4)	(17)	(10)

Balance, June 30	$73	$88	$73	$88

REFCORP-
Balance, Beginning of Period	$15	$30	$12	$43
REFCORP assessments	14	17	28	36
REFCORP assessments paid	(15)	(30)	(26)	(62)

Balance, June 30	$14	$17	$14	$17

Federal Home Loan Bank of Chicago

Subordinated Notes – On June 13, 2006 we issued $1 billion aggregate principal amount of 5.625% ten-year subordinated notes. See “Note 8 – Subordinated Notes” on page 14 of this Form 10-Q.

Total Capital – Total capital decreased primarily due to the redemption of $795 million of voluntary capital stock related to the sale of the subordinated notes in the second quarter of 2006 and redemption of $205 million of capital stock held by members whose membership terminated between April 18, 2006 and June 30, 2006. Retained earnings increased $54 million to $579 million at June 30, 2006. In accordance with our then-effective Retained Earnings and Dividend Policy, we retained more earnings in order to contribute to a stronger capital base. The accumulated loss in Other Comprehensive Income (“OCI”) decreased $20 million from a loss of $146 million at December 31, 2005 to a loss of $126 million at June 30, 2006. The decrease was principally a result of OCI amortization of basis adjustments related to cash flow hedges and changes in fair value of derivatives associated with these hedges.

Federal Home Loan Bank of Chicago

Operating Segment Results

We manage our operations by grouping products and services within two operating segments. The measure of profit or loss and total assets for each segment is contained in Note 11 – “Segment Information” on page 18 in this Form 10-Q. These operating segments are:

•	The MPF Program; and

•	Traditional Member Finance, which includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments and deposit products.

The internal organization that is used by management for making operating decisions and assessing performance is the source of the reportable segments.

The table below summarizes operating segment results:

(In millions)	MPF Program		Traditional Member Finance		Total Bank
	2006	2005	2006	2005	2006	2005
Income for the three months ended June 30 -
Interest income	$519	$547	$552	$330	$1,071	$877
Interest expense	436	457	520	293	956	750

Net interest income	83	90	32	37	115	127
Non-interest income (loss)	(7)	6	(3)	(9)	(10)	(3)
Non-interest expense	16	15	15	14	31	29
Assessments	17	22	3	3	20	25

Net income	$43	$59	$11	$11	$54	$70

Income for the six months ended June 30 -
Interest income	$1,046	$1,121	$1,035	$599	$2,081	$1,720
Interest expense	875	912	970	538	1,845	1,450

Net interest income	171	209	65	61	236	270
Non-interest income (loss)	(23)	(3)	(3)	(11)	(26)	(14)
Non-interest expense	33	31	27	29	60	60
Assessments	31	47	9	5	40	52

Net income	$84	$128	$26	$16	$110	$144

As of June 30, 2006 and December 31, 2005
Total assets	$40,691	$42,926	$47,693	$42,420	$88,384	$85,346

Federal Home Loan Bank of Chicago

MPF® Program Results of Operations

The table below compares the results for the MPF Program by period:

(In millions)	For the three months ended June 30,
	2006	2005	Change	Percentage Change
Interest income	$519	$547	$(28)	-5%
Interest expense	436	457	(21)	-5%

Net interest income	83	90	(7)	-8%
Non-interest income (loss)	(7)	6	(13)	-217%
Non-interest expenses	16	15	1	7%
Assessments	17	22	(5)	-23%

Net Income	$43	$59	$(16)	-27%

(In millions)	For the six months ended June 30,
	2006	2005	Change	Percentage Change
Interest income	$1,046	$1,121	$(75)	-7%
Interest expense	875	912	(37)	-4%

Net interest income	171	209	(38)	-18%
Non-interest income (loss)	(23)	(3)	(20)	-667%
Non-interest expenses	33	31	2	6%
Assessments	31	47	(16)	-34%

Net Income	$84	$128	$(44)	-34%

	June 30, 2006	December 31, 2005	Change	Percentage Change
Total Assets	$40,691	$42,926	$(2,235)	-5%

Federal Home Loan Bank of Chicago

The MPF Program involves our investment in MPF Loans which are either funded by us through or purchased from PFIs, or purchased as participations from other FHLBs. The par value of MPF Loans funded or purchased by us, by MPF product type during the three months and six months ended June 30, 2006 and 2005 were as follows:

(In millions)	For the three months ended June 30,
	2006		2005
	Purchased/Funded	Percent Purchased/Funded	Purchased/Funded	Percent Purchased/Funded
MPF Product Type-
Original MPF	$171	40.8%	$308	30.0%
MPF 100	87	20.8%	143	13.9%
MPF 125	32	7.6%	69	6.7%
MPF Plus	95	22.7%	59	5.8%
Original MPF for FHA/VA	34	8.1%	447	43.6%

Total par value of MPF Loans purchased/funded	$419	100.0%	$1,026	100.0%

(In millions)	For the six months ended June 30,
	2006		2005
	Purchased/Funded	Percent Purchased/Funded	Purchased/Funded	Percent Purchased/Funded
MPF Product Type-
Original MPF	$340	42.0%	$532	24.5%
MPF 100	151	18.6%	288	13.3%
MPF 125	59	7.3%	152	7.0%
MPF Plus	193	23.8%	371	17.1%
Original MPF for FHA/VA	67	8.3%	826	38.1%

Total par value of MPF Loans purchased/funded	$810	100.0%	$2,169	100.0%

Second Quarter Results

Interest income overall for the MPF Program (including interest income on Shared Funding investment securities classified as held-to-maturity and on derivatives hedging the MPF Portfolio) declined by $28 million for the three months ended June 30, 2006 versus the comparable period in 2005. Interest income declined $57 million due to decreases in the volume of MPF Loans held in portfolio and was partially offset by a $16 million increase in average yields to 5.07% from 4.89%. Interest expense declined by $21 million compared to the second quarter of 2005. The average rate paid in the current quarter on consolidated obligation bonds increased to 4.48%, compared to 3.92% for the second quarter of 2005. However, balances of interest-bearing liabilities outstanding in the MPF Program segment declined, which contributed to the interest expense reduction.

Six Months-To-Date Results

Interest income for the MPF Program declined by $75 million for the six months ended June 30, 2006 versus the comparable period in 2005. A decline of $115 million due to decreases in the volume of MPF Loans held in portfolio was partially offset by a $27 million increase in average yields to 5.03% from 4.89%. Interest expense declined $37 million compared to the first half of 2005. The average rate paid in the current quarter on consolidated obligation bonds increased to 4.36%, compared to 3.87% for the first half of 2005. However, balances of interest-bearing liabilities outstanding in the MPF segment declined, which contributed to the decrease in interest expense.

Federal Home Loan Bank of Chicago

MPF Loans decreased by $2.2 billion from December 31, 2005 to $39.8 billion at June 30, 2006. Principal pay-downs on MPF Loan balances have exceeded our purchases and fundings. This has been due principally to regulatory capital constraints. These constraints limited the amount of MPF Loans that we were able to purchase or fund. In addition, we experienced less MPF Loan volume, due in part to higher interest rates and a decrease in fixed-rate mortgage loan demand. We continued to purchase and fund MPF Loans from small to medium-sized PFIs but purchased less MPF Loan volume from larger PFIs compared to the prior period in 2005. Effective March 1, 2006, we no longer enter into new Master Commitments to purchase MPF Loan participation interests unless we have a pre-existing contractual obligation with another MPF Bank. We stopped entering into new Master Commitments to purchase MPF Loan participation interests in order to increase our control on liquidity over our MPF Loan volume.

Concentration Risks

The MPF Loan business is subject to a number of concentration risks which could negatively impact our business, financial condition and results of operations. See “Risk Management—Credit Risk—MPF Loans” on page 48 of this Form 10-Q.

Traditional Member Finance Results of Operations

The table below compares the results for Traditional Member Finance by period:

(In millions)	For the three months ended June 30,
	2006	2005	Change	Percentage Change
Interest income	$552	$330	$222	67%
Interest expense	520	293	227	77%

Net interest income	32	37	(5)	-14%
Non-interest income (loss)	(3)	(9)	6	67%
Non-interest expenses	15	14	1	7%
Assessments	3	3	—	0%

Net Income	$11	$11	$—	0%

(In millions)	For the six months ended June 30,
	2006	2005	Change	Percentage Change
Interest income	$1,035	$599	$436	73%
Interest expense	970	538	432	80%

Net interest income	65	61	4	7%
Non-interest income (loss)	(3)	(11)	8	73%
Non-interest expenses	27	29	(2)	-7%
Assessments	9	5	4	80%

Net Income	$26	$16	$10	63%

	June 30, 2006	December 31, 2005	Change	Percentage Change
Total Assets	$47,693	$42,420	$5,273	12%

Federal Home Loan Bank of Chicago

Second Quarter Results

Traditional Member Finance net income was unchanged from the second quarter of 2005 despite a $729 million increase in average advances outstanding because the average interest expense rate on discount notes (which are primarily used to fund the segment) increased to 4.98% from 3.04%. The yield on advances for the three months ended June 30, 2006 was 4.69% versus 3.12% for the comparable period in 2005. Total interest income on advances increased $104 million, of which $98 million was due to increases in interest rates. Yields on Federal funds sold and securities purchased under agreements to resell also increased, to 5.16% from 2.95% in the second quarter of 2005. Total interest income on Federal funds sold and securities purchased under agreements to resell increased $55 million, of which $44 million was due to interest rate changes. Yields on investments also increased in the period, to 4.93% versus 4.18% a year ago. Total interest income on investments increased $76 million, of which $47 million was due to an increase in asset volume as we increased our mortgage-backed securities portfolio to help offset the decline in the MPF Loan portfolio.

Six Months to Date Results

Traditional Member Finance net income increased slightly for the first half of 2006 primarily due to an increase in advance yields from a year ago. The yield on advances for the six months ended June 30, 2006 was 4.47% versus 2.89% for the comparable period in 2005. Total interest income on advances increased $213 million, of which $198 million was due to interest rate increases. Yields on Federal funds sold and securities purchased under agreements to resell also increased, to 4.72% from 2.70% in the first half of 2005. Total interest income on Federal funds sold and securities purchased under agreements to resell increased $102 million, of which $83 million was due to interest rate changes. Yields on investments also increased for the first half of 2006, to 4.97% in the current year period versus 4.11% a year ago. Total interest income on investments increased $134 million, of which $82 million was due to an increase in assets held. Segment interest expense increased by a greater percentage than interest income because the average interest rate on discount notes (which are primarily used to fund the segment) increased for the first quarter of 2006 to 4.76% from 2.72% for the first half of 2005.

Total assets of the segment grew by $5 billion compared to December 31, 2005, most of which can be attributed to an increase in investment security holdings. We continued to purchase additional mortgage-backed securities in order to generate additional interest income to help offset the decline in MPF Loan balances. Also, we increased positions in investment securities classified as both trading and available-for-sale to earn additional income. Advances have decreased by $203 million compared to year-end 2005. Advances have decreased slightly due to a flat yield curve, an increase in the number of refunding notifications on our putable advance portfolio that were subsequently not refinanced through advances and substantial competition from alternative funding sources including brokered certificates of deposit and structured financing vehicles. Future planned voluntary capital stock redemptions and level of dividends as compared to general interest rate levels may also affect advance volumes.

Off-Balance Sheet Arrangements

We meet the scope exception for qualified special purpose entities under FIN 46-(R) (as amended) “Consolidation of Variable Interest Entities”, and accordingly, do not consolidate our investment in MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as held-to-maturity and are not publicly traded or guaranteed by any of the FHLBs. We do not have any other involvement in special purpose entities or off balance sheet conduits.

Contractual Obligations and Commitments

For additional information related to contractual obligations and commitments, refer to our December 31, 2005 Form 10-K. We have not experienced any material changes in contractual obligations and commitments during the six months ended June 30, 2006, except for the issuance of subordinated notes on June 13, 2006, which are scheduled to mature on June 13, 2016. For a further discussion of the subordinated notes see “Note 8 – Subordinated Notes” on page 14 of this Form 10-Q.

Federal Home Loan Bank of Chicago

Liquidity & Capital Resources

Liquidity

We are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by our Board of Directors. For a description of these regulations and policies see our December 31, 2005 Form 10-K.

As of June 30, 2006, we had overnight liquidity of $4.6 billion in excess of our policy requiring overnight liquid assets to be at least equal to 5% of total assets. In light of available liquidity described above, we expect to be able to remain in compliance with our liquidity requirements.

The following table reflects our liquidity needs over a five business day period, the sources of liquidity that we hold to cover the requirements and our holdings in excess of the requirements as of June 30, 2006. Excess liquidity assumes a “scenario event”, that is, a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue any new consolidated obligations or borrow unsecured funds from other sources (e.g., Federal funds purchased or customer deposits).

Cumulative Five Business Days Liquidity Measurement

as of June 30, 2006

(In millions)	Cumulative Five Business Days
Liquidity Sources
Consolidated obligations traded but not settled	$2,972
Contractual maturities cash, federal funds sold, resale agreements	9,065
Maturing advances	1,308
Investment securities/loans eligible for sale/resale	8,676

Total Sources	22,021

Liquidity Uses and Reserves
Contractual principal payments	1,908
Reserves[1]	1,170

Total Uses and Reserves	3,078

Net Liquidity	$18,943

[1]	Reserve is equal to $1 billion plus 25% of customer deposits.

To support our member deposits, Finance Board regulations require us to have an amount at least equal to current deposits invested in: obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of June 30, 2006, the Bank had excess liquidity of $29.6 billion to support member deposits.

Federal Home Loan Bank of Chicago

Funding

The table below summarizes the consolidated obligations of the FHLB System as a whole and those for which we are the primary obligor as of the dates indicated:

(In millions, par value)	June 30, 2006	December 31, 2005
Bonds-
FHLB System	$770,840	$757,110
The Bank as primary obligor	68,740	63,006
The Bank as a percent of the FHLB System	8.9%	8.3%

Discount notes-
FHLB System	$187,730	$180,350
The Bank as primary obligor	14,017	16,865
The Bank as a percent of the FHLB System	7.5%	9.4%

Total consolidated obligations-
FHLB System	$958,570	$937,460
The Bank as primary obligor	82,757	79,871
The Bank as a percent of the FHLB System	8.6%	8.5%

The following table is a summary of short-term borrowings consisting of consolidated obligation discount notes for which we were the primary obligor at June 30, 2006 and December 31, 2005:

(In millions)	June 30, 2006	December 31, 2005
Par value outstanding	$14,017	$16,865
Book value outstanding	$13,922	$16,778
Weighted average rate at period-end	4.99%	4.00%
Daily average outstanding year to date	$15,871	$16,628
Weighted average rate during the period	4.73%	3.25%
Maximum outstanding at any month-end during the period	$17,238	$18,086

Subordinated Notes

The following table is a summary of long-term subordinated notes outstanding. These notes are not consolidated obligations of the FHLB System, but are solely the obligation of the Federal Home Loan Bank of Chicago.

(In millions)	June 30, 2006	December 31, 2005
Subordinated Notes	$1,000	$—

On June 13, 2006 we issued $1 billion of ten-year subordinated notes. See “Note 8 – Subordinated Notes” on page 14 of this Form 10-Q.

Federal Home Loan Bank of Chicago

Capital Resources

Capital Amounts

On October 18, 2005, our Board of Directors suspended redemptions of voluntary capital stock to help stabilize our capital base. Our Board of Directors voted on May 16, 2006 to allow for the redemption of voluntary capital stock in accordance with capital stock redemption guidelines approved by the Finance Board and redemption windows announced by us. On May 23, 2006 we notified our members of the first voluntary capital stock redemption window and of the process for redeeming voluntary capital stock in conjunction with our issuance of subordinated notes.

After our May 23, 2006 notification, we received responses from 665 members. While some members chose to continue to hold all of their voluntary capital stock, 524 members, or approximately 60% of the total number of Bank members, opted to redeem some or all of their voluntary capital stock during this redemption period. The total amount of voluntary capital stock redemptions requested was $1.951 billion, which exceeded the $795 million available to fund redemptions. Therefore, in accordance with our capital stock redemption guidelines, we redeemed voluntary capital stock on a pro rata basis, resulting in the redemption of 41% of the total amount of voluntary capital stock subject to redemption requests. We plan to redeem up to an additional $400 million of voluntary capital stock by December 31, 2006. We expect to announce additional redemption periods in 2007 and 2008, if necessary, until all member requests for redemption have been satisfied. We will be required to obtain Finance Board approval of these additional voluntary capital stock redemptions. In addition, we will likely be required to obtain Finance Board approval to further amend the Written Agreement to reduce the aggregate amount of regulatory capital stock plus subordinated notes that we must maintain. There can be no assurance that we will receive such Finance Board approval.

Total capital, which includes retained earnings and OCI, decreased $734 million for the quarter ended June 30, 2006, and decreased $725 million for the six months ended June 30, 2006, as compared to December 31, 2005. The decrease was attributable to the redemption of $1 billion of capital stock during the second quarter of 2006. This consisted of $795 million of voluntary capital stock redemptions on June 20, 2006 and additional redemptions in the aggregate amount of $205 million of capital stock from six institutions whose memberships terminated between April 18, 2006 and June 30, 2006. The capital stock for these 6 members was previously classified as mandatorily redeemable. The issuance of subordinated notes will increase our interest expense and have a negative impact on net interest margins in future periods. The interest rate on the subordinated notes at 5.625% is greater than the Bank’s current projected dividend rate of between 3% and 3.5% in 2006.

Capital stock accounted for 86.7% of total capital at June 30, 2006 compared to 90.8% of total capital at December 31, 2005. Retained earnings increased to $579 million, up $54 million from $525 million at December 31, 2005. See “Retained Earnings & Dividend Policy” on page 45 of this Form 10-Q. At June 30, 2006, we held $42 million of mandatorily redeemable capital stock from 12 members as a result of voluntary membership withdrawals or withdrawals due to merger activity of which the Bank expects to redeem $26 million in 2006.

Our regulatory capital ratios of 5.2% and 5.3% at June 30, 2006 and December 31, 2005, respectively, were greater than the regulatory required ratio of 4.0% and greater than the 4.5% regulatory capital and subordinated notes ratio required by Amendment No. 3 to the Written Agreement with the Finance Board, which became effective June 13, 2006. Our regulatory capital ratios were also greater than the alternative regulatory requirement of 4.76% which would have applied if our non-mortgage assets exceeded 11% of our total assets, as further discussed in “Part II—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources—Capital Resources—Minimum Regulatory Capital Requirements—Regulatory Leverage Limit” on page 42 of this Form 10-Q.

Federal Home Loan Bank of Chicago

The following table summarizes the concentration of the top five capital stock balances outstanding by member:

	June 30, 2006		December 31, 2005
(Dollars in millions)	Capital Stock	% of Total	Capital Stock	% of Total
LaSalle Bank N.A.	$255	8.5%	$311	7.8%
One Mortgage Partners Corp. [1]	214	7.1%	306	7.7%
Mid America Bank, FSB	159	5.3%	166	4.2%
Associated Bank, NA	142	4.7%	195	4.9%
State Farm, F.S.B.	133	4.4%	171	4.3%
All other members	2,099	70.0%	2,832	71.1%

Total Regulatory Capital Stock	$3,002	100.0%	$3,981	100.0%

Less Mandatorily
Redeemable Capital Stock [2]	(42)		(222)

Total Capital Stock	$2,960		$3,759

Total Regulatory Capital Stock [2]	$3,002		$3,981
Plus: Retained Earnings	579		525
Subordinated notes	1,000		—

Total Regulatory Capital	$4,581		$4,506

Voluntary Capital Stock	$1,315		$2,331

Voluntary Capital Stock as a Percent of Total Regulatory Capital	28.7%		51.7%

[1]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

[2]	Mandatorily redeemable capital stock is recorded as a liability in the accompanying statements of financial condition but is included in regulatory capital stock and in the calculation of the regulatory capital and leverage ratios.

Minimum Regulatory Capital Requirements

Written Agreement Leverage Requirement: Under Amendment No. 3 to the Written Agreement, we are currently subject to a regulatory capital ratio requirement (which generally supersedes the regulatory leverage requirement that would otherwise apply, as discussed below) and to a minimum regulatory capital stock requirement. Under Amendment No. 3, we must maintain both: (i) a ratio of the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”), plus retained earnings, plus the face value of the outstanding subordinated notes in the Designated Amount to our total assets of at least 4.5%, and (ii) an aggregate amount of regulatory capital stock plus the face value of the outstanding subordinated notes in the Designated Amount of at least $3.500 billion.

See “Note 2 – Business Developments” for a description of the Designated Amount of subordinated notes on page 7 of this Form 10-Q.

Regulatory Leverage Limit: Under Finance Board regulations, we are currently subject to a leverage limit that provides that our total assets may not exceed 25 times our total regulatory capital stock, retained earnings and reserves, provided that non-mortgage assets (after deducting the amounts of deposits and capital) do not exceed 11% of such total assets. For purposes of this regulation, non-mortgage assets means total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts, certain mortgage-backed securities, and other investments specified by the Finance Board. This requirement may also be viewed as a percentage regulatory capital ratio where our total regulatory capital stock, retained earnings and reserves must be at least 4% of our total assets.

If we were unable to meet the foregoing requirement based on our asset composition, we would still be able to remain in compliance with the leverage requirement so long as our total assets did not exceed 21 times total regulatory capital stock, retained earnings and reserves (stated another way, our total regulatory capital stock, retained earnings and reserves must be at least 4.76% of our total assets). We currently do not factor in any reserves when calculating our Regulatory Leverage Limit (defined below).

Federal Home Loan Bank of Chicago

The two alternative regulatory leverage limits discussed in the two preceding paragraphs, as may be individually applicable to us from time to time, are referred to as the “Regulatory Leverage Limit.” We are permitted to include the Designated Amount of subordinated notes, as discussed above, when calculating compliance with the applicable Regulatory Leverage Limit. The Regulatory Leverage Limit is currently superseded by the regulatory capital requirement and minimum regulatory capital stock and subordinated notes requirement under the Written Agreement. At such time as the Written Agreement is terminated, or otherwise amended to remove or modify the provisions imposing either or both (i) the regulatory capital ratio requirement and (ii) the minimum regulatory capital stock and subordinated notes requirement, as applicable at a particular time, or such provision or provisions are otherwise superseded, the Regulatory Leverage Limit would become the binding capital constraint applicable to us until we convert and become subject to the leverage, total capital to assets, and risk-based capital requirements established pursuant to the GLB Act.

GLB Act Requirements: We are required to implement a new capital plan under the GLB Act as further described in our December 31, 2005 Form 10-K under “Item 7—Management’s Discussion and Analysis of Financial Discussion and Results of Operations—Liquidity & Capital Resources—Capital Resources.” The Finance Board originally approved our capital plan on June 12, 2002. We have not implemented that capital plan and have been re-assessing it. We will evaluate potential amendments to the capital plan, which would require approval by the Finance Board.

The Finance Board’s rule implementing the GLB Act defines total capital for regulatory purposes as the sum of permanent capital, plus amounts paid in by members for Class A stock, plus the amount of any general allowance for losses, and the amount of other instruments identified in the capital plan that the Finance Board has determined to be available to absorb losses incurred. The Finance Board’s rule defines permanent capital as the amount paid-in for Class B stock, plus the amount of retained earnings, as determined in accordance with GAAP.

Under the Finance Board rule, a FHLB that has implemented its capital plan is subject to a 5% minimum leverage ratio based on total capital, which includes a 1.5 weighting factor applicable to permanent capital to total assets, and to a 4% minimum total capital to total assets ratio that does not include the 1.5 weighting factor applicable to permanent capital (which may be increased by the Finance Board with respect to an individual FHLB). In addition, a FHLB that has implemented its capital plan is also subject to a risk-based capital requirement, which requires the FHLB to maintain permanent capital in an amount equal to the sum of the FHLB’s credit risk capital requirement, market risk capital requirement and operations risk capital requirement (which may be increased by the Finance Board with respect to an individual FHLB).

Under the GLB Act and the Finance Board rule, there is no specified date by which we must implement our capital plan. The Finance Board may approve a capital plan that includes a transition provision that would allow a period of time, not to exceed three years, during which a FHLB must increase its total capital and permanent capital to levels that are sufficient to permit the FHLB to comply with its minimum leverage capital requirement and its minimum risk-based capital requirement. Under the Finance Board rule, if a FHLB will not be in compliance with the minimum leverage requirement and the risk-based capital requirement as of the effective date of its capital plan, the FHLB must maintain compliance with the Regulatory Leverage Limit and include in its capital plan a description of the steps it will take to achieve compliance with the total capital to assets requirement, the minimum leverage ratio and the risk-based capital requirements. When the FHLB has achieved compliance with the leverage requirement, the Regulatory Leverage Limit will cease to apply to the FHLB.

The subordinated notes would not qualify as permanent capital under the Finance Board’s rule implementing the GLB Act. The Finance Board’s approval of our issuance of the subordinated notes does not address any potential inclusion of the subordinated notes in the calculation of total capital under a future amended version of our capital plan. There is no assurance that if we were to seek Finance Board approval to include some or all of the outstanding subordinated notes in the calculation of total capital under a proposed amended capital plan that the Finance Board would approve such treatment. The ultimate timing of the implementation of a capital conversion plan will depend, in part, on the demand for voluntary capital stock redemptions. We do not expect that the conversion will take place in 2006.

Federal Home Loan Bank of Chicago

The following table illustrates the computation of our regulatory capital ratio as of June 30, 2006 and December 31, 2005.

(In millions)	June 30, 2006	December 31, 2005
Capital stock	$2,960	$3,759
Mandatorily redeemable capital stock	42	222
Retained earnings	579	525
Subordinated notes	1,000	—

Total Regulatory Capital	$4,581	$4,506

Total Assets	$88,384	$85,346

Total Regulatory Capital Ratio	5.2%	5.3%

Federal Home Loan Bank of Chicago

Retained Earnings & Dividends Policy

Effective April 18, 2006, the Finance Board approved our new Retained Earnings and Dividend Policy, superseding the dividend policy effective March 15, 2005 that required our dividend payout ratio in a given quarter not to exceed 90% of Adjusted Core Net Income (as hereinafter defined). The new policy outlines the retained earnings requirements, as well as the methodology for calculating dividend payments as noted below. The policy is designed to contribute to a stronger capital base and provide protection to stockholders both against risks incurred in our business and income volatility. To accomplish this, the policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount plus a percentage of earnings. The policy limits the amount of earnings payable as dividends for 2006 to 2009 to an amount equal to the Dividend Payout Limitation times Adjusted Core Net Income minus the Retained Earnings Dollar Requirement (to the extent the Retained Earnings Dollar Requirement had been accumulated from the current year’s net income), all as hereinafter defined.

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

(c)	Significant non-recurring gains or losses related to restructuring of the business

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

Federal Home Loan Bank of Chicago

Dividends declared by the Board of Directors may be in the form of cash, stock or a combination of cash and stock, subject to applicable regulations. We are not currently required to obtain Finance Board approval of dividends.

On July 18, 2006, the Board of Directors announced a quarterly cash dividend at an annualized rate of 3.10% based on financial results for the second quarter of 2006. The dividend will be paid on August 15, 2006. Set forth below are the calculations under the Retained Earnings and Dividend Policy.

(Dollars in millions)	Second quarter 2006	First quarter 2006	Total
Adjusted Core Net Income	$54	$56	$110
Proportion of Retained Earnings Dollar Requirement	(20)	(20)	(40)

Remaining amount subject to Dividend Payout Limitation	$34	$36	$70
Dividend Payout Limitation in 2006	80%	80%	80%

Dividend declared and paid in the following quarter	$27	$28	$55

Annualized dividend rate	3.10%	3.10%

Proportion of Retained Earnings Dollar Requirement	$20	$20	$40
Difference between remaining amount subject to Dividend Payout Limitation and actual dividend declared	7	8	15

Total increase to retained earnings	$27	$28	$55

Year-to-date, we have achieved $40 million of the $50 million annual Retained Earnings Dollar Requirement for 2006. Therefore, the remaining aggregate Retained Earnings Dollar Requirement for the remainder of 2006 is $10 million. However, under the Retained Earnings and Dividend Policy, we may elect to retain additional earnings above the policy requirements to be applied to the Retained Earnings Dollar Requirement in subsequent years.

We expect that our dividend rate in 2006 will be between 3% and 3.5%. The dividend rate in future years will depend on a number of factors, including future earnings and the final terms of the new capital regulation proposed by the Finance Board on March 8, 2006, which could further limit dividend payments by the FHLBs for a period of time. The proposal currently under consideration (and subject to public comment) calls for a limit on dividend payout ratios of 50% of earnings until a retained earnings level of $50 million plus 1% of non-advances assets is reached. The Finance Board has indicated that the parameters of the capital rule will be finalized later this year after consideration of comments submitted during the comment period which ended in mid-July. If, however, the proposal is finalized in its current form, we would be required to retain earnings at a higher level than those required by the Retained Earnings and Dividend Policy. As a result, the anticipated level of dividends would be negatively impacted for six to seven quarters following enactment of the regulation.

Subject to these circumstances and based on current financial projections incorporating our business strategies, although there can be no assurance; we expect that the dividend rate in 2007 may be in the same range as in 2006. Because our future earnings are also affected by the interest rate environment, at this time we are unable to predict what our dividend rate will be after 2007.

Federal Home Loan Bank of Chicago

We declared and paid quarterly dividends as outlined in the following table:

	For the Years Ended December 31,
	2006			2005
(In millions)	Amount		Annualized Percent	Amount	Annualized Percent
Quarter in which Declared (and Paid)[1] -
First	$28		3.00%	$60	5.50%
Second	28		3.10%	58	5.50%
Third	27	[2]	3.10%	52	5.00%
Fourth	—		—	38	3.75%

Total	$83		3.07%	$208	4.94%

[1]	Prior to the fourth quarter 2005, fractional dividends were paid in cash, effective with the fourth quarter 2005, fractional dividends are paid in capital stock. Starting with the first quarter of 2006, all dividends, including fractional shares, were paid in cash. Amounts exclude dividends reclassified as interest expense in accordance with SFAS 150.
[2]	On July 18, 2006, the Board of Directors declared and approved a 3.10% (annualized rate) cash dividend of $27 million based on second quarter 2006 results to be paid to members on August 15, 2006.

Critical Accounting Policies and Estimates

We did not implement any material changes to our accounting policies or estimates, nor did we implement any new accounting policies that had a material impact on the results of operations or financial condition, during the quarter ended June 30, 2006. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our December 31, 2005 Form 10-K.

Risk Management

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and mortgage insurance providers, and other counterparties. We have established policies and procedures to limit and help monitor our exposures to credit risk.

We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties, which are based in part on our “total capital”. As part of the Finance Board’s actions on April 18, 2006, the Finance Board authorized us to determine compliance with the unsecured credit limits based on the sum of our outstanding capital stock, retained earnings and the Designated Amount of outstanding subordinated notes for any period that we are subject to the Regulatory Leverage Limit.

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses, and to accept as collateral for advances only certain United States government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real-estate related and community financial institutions’ assets. At June 30, 2006 and December 31, 2005, we had a security interest in collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. We have not recorded any allowance for losses on our advances.

Federal Home Loan Bank of Chicago

MPF Loans

The credit risk on MPF Loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s credit enhancement protection (“CEP Amount”). We also face credit risk on MPF Loans to the extent such losses are not recoverable under the primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and CE Amount, as well as FHA/VA insurance/guarantees. For a further discussion of our credit risk exposure on MPF Loans, refer to “Item 1. Business – Mortgage Partnership Finance® Program” on pages 14-30 of our December 31, 2005 Form 10-K.

The outstanding balance of our MPF Loan portfolio exposed to credit losses not recoverable from the FHA insurance or VA guarantee (including servicer paid losses not covered by the FHA or VA), PFI CEP Amount, PMI or SMI coverage was approximately $32.8 billion and $34.3 billion at June 30, 2006 and December 31, 2005, respectively. The Bank’s actual credit exposure is significantly less than these amounts because the borrower’s equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable. However, because the typical MPF Loan to value ratio is less than 100% and PMI covers loan to value ratios in excess of 80%, a significant decline in value of the underlying property would have to occur before the Bank is exposed to credit losses.

The allowance for loans losses for MPF Loans was $1 million at both June 30, 2006 and December 31, 2005. There have been no material charge-offs or recoveries to the allowance for loan losses during the three and six-month periods ended June 30, 2006. For additional information concerning the allowance for loan losses, refer to “Note 9 – Allowance for Loan Losses” in our December 31, 2005 Annual Financial Statements and Notes.

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks which could negatively impact this portfolio. A summary of the concentration risks are discussed below:

CE Amount Concentration: At June 30, 2006, we had acquired or funded MPF Loans from two PFIs, each with 10% or more of the total outstanding principal balance of MPF Loans (Balboa Reinsurance Company with 14% and AnchorBank, fsb with 11%). If one or both of these PFIs were unable or were to fail to meet their contractual obligations to cover losses under the CE Amount, which in some instances requires the maintenance of SMI, we may incur increased credit losses depending upon the performance of the related MPF Loans.

SMI Provider Concentration: At June 30, 2006, Mortgage Guaranty Insurance Company and Genworth Mortgage Insurance Corp. provided 64% and 12%, respectively, of SMI coverage for MPF Loans. Although historically we have not claimed any losses in excess of the policy deductible against an SMI insurer, if one or both of these SMI insurers were to default on their insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses.

Geographic Concentration: Although we have MPF Loans in all 50 states, Washington, D.C. and Puerto Rico, as of June 30, 2006, 18%, 10% and 10% of the principal amount of MPF Loans held were secured by properties located in Wisconsin, California and Illinois, respectively. An overall decline in the economy or the residential real estate market of, or the occurrence of a natural disaster in, Wisconsin, California or Illinois, could adversely affect the value of the mortgaged properties in those states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect our business, results of operations and financial condition.

Federal Home Loan Bank of Chicago

Derivatives

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and Finance Board regulations. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Our maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, are of no value. We do not resell or repledge collateral. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit.

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations. The following charts detail the Bank’s Counterparty Credit Exposure at June 30, 2006 and December 31, 2005, respectively:

Derivative Counterparty Credit Exposure

June 30, 2006

(Dollars in millions)	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral[2]
Credit Rating-
AAA	$52	$—	$—	$—
AA	24,742	110	105	7
A	34,573	85	95	1
BBB	9	—	—	—
Member Institutions [1,3]	8,324	46	47	1

Total Derivatives	$67,700	$241	$247	$9

Derivative Counterparty Credit Exposure December 31, 2005
(Dollars in millions)	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral[2]
Credit Rating-
AAA	$263	$—	$—	$—
AA	26,361	130	130	1
A	19,484	69	65	3
BBB	11	—	—	—
Member Institutions [1,3]	6,905	33	31	2

Total Derivatives	$53,024	$232	$226	$6

[1]	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.
[2]	Net exposure after collateral is monitored and reported on an individual counterparty basis. Therefore, because some counterparties are over- collateralized, net exposure after collateral will generally not equal the difference between Exposure at Fair value and Collateral Held.
[3]	Member Institutions include derivative counterparties who are affiliated with members of the Bank.

Federal Home Loan Bank of Chicago

The amount of derivatives subject to credit loss risk is the fair value of derivative assets, not the notional amount. At June 30, 2006 and December 31, 2005, our credit risk exposure at fair value, as shown above, includes $12 million and $13 million, respectively, of net accrued interest receivable on derivative assets.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal funds and resale agreements entered into with highly rated institutions. The longer term investment securities portfolio includes securities issued by the U.S. government, U.S. government agencies, government-sponsored enterprises, MPF Shared Funding securities and mortgage-backed securities (MBS) that are issued by government-sponsored enterprises or that carry the highest ratings from Moody’s Investors Service, Standard and Poor’s Rating Service or Fitch Ratings, Inc. Securities issued by government-sponsored enterprises are not guaranteed by the U.S. federal government. The carrying value of our investment securities portfolio by type of investment and credit rating is shown in the following tables:

Investment Securities

as of June 30, 2006

(Dollars in millions)		Long Term Rating		Short Term Rating	Total
	Government Agency	AAA	AA	A-1 or Higher
Commercial paper	$—	$—	$—	$1,245	$1,245
Government-sponsored enterprises	2,014	—	—	—	2,014
Consolidated obligations of other FHLBs	25	—			25
State or local housing agency obligations	—	16	58	—	74
SBA/SBIC	598	—	—	—	598
Mortgages-backed securities (MBS)	5,766	4,380	11	—	10,157

Total investment securities	$8,403	$4,396	$69	$1,245	$14,113

Further Detail of MBS issued, Guaranteed or Fully insured By:
Pools of Mortgages
Government-sponsored enterprises	$3,063	$—	$—	$—	$3,063
Government-guaranteed	44	—	—	—	44
CMOs/REMICs
Government-sponsored enterprises	2,649	—	—	—	2,649
Government-guaranteed	10	—	—	—	10
MPF Shared Funding	—	384	11	—	395
Privately Issued MBS
Non-conforming MBS	—	2,227	—	—	2,227
CMOs/REMICs	—	23	—		23
Asset Backed Securities	—	264	—	—	264
Home Equity	—	1,482	—	—	1,482

Total Mortgage Backed Securities	$5,766	$4,380	$11	$—	$10,157

Federal Home Loan Bank of Chicago

Investment Securities

as of December 31, 2005

		Long Term Rating		Short Term Rating
(Dollars in millions)	Government Agency	AAA	AA	A-1 or Higher	Total
Commercial paper	$—	$—	$—	$1,493	$1,493
Government-sponsored enterprises	2,110	—	—	—	2,110
Consolidated obligations of other FHLBs	25	—	—	—	25
State or local housing agency obligations	—	21	61	—	82
SBA/SBIC	666	—	—	—	666
Mortgages-backed securities (MBS)	4,562	1,821	11	—	6,394

Total investment securities	$7,363	$1,842	$72	$1,493	$10,770

Further Detail of MBS issued, Guaranteed or Fully insured By:
Pools of Mortgages
Government-sponsored enterprises	$2,425	$—	$—	$—	$2,425
Government-guaranteed	51	—	—	—	51

CMOs/REMICs
Government-sponsored enterprises	2,073	—	—	—	2,073
Government-guaranteed	13	—	—	—	13

MPF Shared Funding	—	406	11	—	417

Privately Issued MBS
Non-conforming MBS	—	58	—	—	58
CMOs/REMICs	—	26	—	—	26
Asset Backed Securities	—	292	—	—	292
Home Equity	—	1,039	—	—	1,039

Total Mortgage Backed Securities	$4,562	$1,821	$11	$—	$6,394

Operational and Business Risk

Refer to page 90 in our December 31, 2005 Form 10-K for information regarding operational and business risk.

Federal Home Loan Bank of Chicago

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Market risk is the potential for loss due to a change in the market value of a financial instrument held by us as a result of fluctuations in the market. Interest rate risk is a critical component of market risk. We are exposed to interest rate risk primarily from changes in the interest rates on our interest-earning assets and our funding sources which finance these assets. Mortgage-related assets are the predominant sources of interest rate risk in our market risk profile. Mortgage-related assets include MPF Loans and mortgage-backed securities. To mitigate the risk of loss, we have established policies and procedures which include setting guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk of loss against our revenue, net interest margin and average maturity of our interest-earning assets and funding sources. For a further discussion on Market Risk Management, see page 86 in our December 31, 2005 Form 10-K.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

We perform various sensitivity analyses that quantify the net fair value impact of changes in interest rates on interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous parallel shifts in the yield curve. These sensitivity analyses are used by members and the Finance Board to assess our market risk profile relative to other FHLBs.

The table below summarizes the estimated change in fair value of equity including derivatives and commitments, given several hypothetical, instantaneous parallel shifts in the yield curve.

	Fair Value Change as of:
Interest Rate Change	June 30, 2006	December 31, 2005
-2.00%	-8.3%	-8.3%
-1.00%	-1.3%	-3.2%
-0.50%	0.0%	-0.9%
Base	0.0%	0.0%
+0.50%	-0.1%	-0.3%
+1.00%	-0.1%	-1.4%
+2.00%	1.0%	-4.4%

The estimated change in fair value is driven by changes in duration, which is the exposure to changes in interest rate levels, and convexity, which represents changes in cash flows due to mortgage prepayments. As a result, significant increases in interest rates may negatively impact the fair value of equity as the duration increases. Further, changes in cash flows due to mortgage prepayments will accelerate as interest rates decline. This sensitivity analysis is limited in that it captures only changes in duration and convexity. Other risk exposures, including option volatility, non-parallel changes in the yield curve and spreads, are held constant or are not incorporated into the analysis. The sensitivity analysis only reflects a particular point in time. It does not incorporate changes in the relationship of one interest rate index versus another. As with all models, it is subject to the accuracy of the assumptions used, including prepayment forecasts and discount rates. It does not incorporate other factors that would impact our overall financial performance in such scenarios. Lastly, not all of the changes in fair value would impact current or future period earnings. Significant portions of the assets and liabilities on the statements of condition are not held at fair value.

Federal Home Loan Bank of Chicago

12-Month Rolling Average Duration Gap

Duration gap is calculated by aggregating the dollar duration of all interest-rate sensitive assets, liabilities and derivatives, and dividing that amount by the total fair value of assets. Dollar duration is the result of multiplying the fair value of an instrument by its duration. Duration gap is expressed in months and determines the sensitivity of the interest-rate sensitive assets, liabilities and derivatives to interest rate changes. A positive duration gap indicates that the portfolio has exposure to rising interest rates, whereas a negative duration gap indicates the portfolio has exposure to falling interest rates. The 12-month rolling average duration gap calculated below is based upon twelve consecutive month-end observations of duration gap for the periods ending on the dates shown. The increase in the portfolio duration gap is primarily the result of a decrease in prepayments on MPF Loans which has been caused by rising interest rates.

Portfolio Duration Gap (in months)

12-month rolling average

12 Months Ended June 30, 2006	12 Months Ended December 31, 2005
0.6	-0.1

Duration of Equity

The duration of equity measures the impact of interest rate changes on the value of equity. It is calculated using the net interest rate sensitivity of the portfolio to a +/- 25 basis point parallel shock across the yield curve (change in market value of equity) and dividing that amount by the total fair value of equity. Duration of equity is reported in years.

Finance Board policy requires that our duration of equity (at current interest rate levels using the consolidated obligation cost curve or an appropriate discounting methodology) be maintained within a range of +/-5 years. We have established our own advisory limit that equates to 70% of the regulatory limit or +/-3.5 years. Our approach to managing interest rate risk is to maintain duration of equity within our advisory limit by utilizing economic and SFAS 133 hedges as opposed to taking a specific duration position based on forecasted interest rates.

The table below reflects the results of the measurement of our exposure to interest rate risk in accordance with the Finance Board policy and our own advisory limit. The table summarizes the interest rate risk associated with all financial instruments entered into by us. Issuance of the subordinated notes and retirement of voluntary capital stock increased our leverage, thereby changing our risk exposure. We added hedges against our new risk exposure for future rising interest rate environments. In addition, the decrease in prepayments on MPF Loans due to the higher interest rates also lowered our exposure to further rate increases. Both of these factors resulted in the decline in the “Up 200” scenario.

Duration of Equity (In Years)

As of June 30, 2006			As of December 31, 2005
Down 200	Base	Up 200	Down 200	Base	Up 200
-3.2	0.5	-1.4	-3.4	-0.5	3.4

We do a retrospective review of fair value of equity. An attribution approach is used to determine the individual impact to the market value of equity resulting from changes in duration, convexity, curve, volatility, spread and other factors. The decrease in fair value of equity during the second quarter was primarily the result of spread. The risk to fair value of equity from spread is not actively managed by us. See “Note 12—Estimated Fair Values” for details.

Derivatives

See “Note 10—Derivatives and Hedging Activities” on page 16 in this Form 10-Q for details regarding the nature of our derivative and hedging activities, in addition to the instruments used on assets and liabilities being hedged.

Federal Home Loan Bank of Chicago

Item 4. Controls and Procedures

Pursuant to Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, Bank management will be required to provide a report on the internal control over financial reporting beginning with the annual report on Form 10-K for the year ended December 31, 2007.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer concluded as of the Evaluation Date that the disclosure controls and procedures were effective such that information relating to us that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. Because the FHLBs are independently managed and operated, our management relies on information that is provided or disseminated by the Finance Board, the Office of Finance or the other FHLBs, as well as on published FHLB credit ratings, in determining whether the Finance Board’s joint and several liability regulation is reasonably likely to result in a direct obligation for us or whether it is reasonably possible that we will accrue a direct liability.

Our management also relies on the operation of the Finance Board’s joint and several liability regulation. The joint and several liability regulation requires that each FHLB file with the Finance Board a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if a FHLB cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Board. Under the joint and several liability regulation, the Finance Board may order any FHLB to make principal and interest payments on any consolidated obligations of any other FHLB, or allocate the outstanding liability of a FHLB among all remaining FHLBs on a pro rata basis in proportion to each FHLB’s participation in all consolidated obligations outstanding or on any other basis.

Federal Home Loan Bank of Chicago

PART II

Item 1. Legal Proceedings

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors set forth in our March 31, 2006 Form 10-Q and December 31, 2005 Form 10-K.

Bank and Finance Board actions may negatively impact a member’s ability to redeem capital stock.

Our ability to honor capital stock redemption requests is limited. Members may submit requests for redemption of voluntary capital stock (including capital stock that becomes voluntary capital stock in connection with the pay off or pay down of an advance) only during redemption periods to be announced by the Bank. For further discussion, refer to “Part I—Item 2—Management’s Discussion and Analysis of Financial Discussion and Results of Operations—Liquidity & Capital Resources—Capital Resources” on page 41 of this Form 10-Q.

We are unable to predict the percentage of a member’s voluntary capital stock that it will be able to redeem during future redemption periods. However, during the most recent redemption period, we announced that $795 million would be available to redeem voluntary capital stock. Approximately 60% of our members opted to redeem some or all of their voluntary capital stock during this redemption period. The total amount of voluntary capital stock redemptions requested was $1.951 billion. We redeemed voluntary capital stock on a pro rata basis, resulting in the redemption of 41% of the voluntary capital stock subject to redemption requests.

We expect to announce a redemption period by December 31, 2006 for up to $400 million of voluntary capital stock. We expect to announce additional redemption periods in 2007 and 2008, if necessary, until all member requests for voluntary capital stock redemptions have been satisfied. However, these additional redemptions will require Finance Board approval and will likely require us to obtain Finance Board approval to reduce the aggregate amount of regulatory capital stock plus subordinated notes that we must maintain under the Written Agreement. There can be no assurance that we will receive such Finance Board approval. We are unable to predict the level of member demand for future voluntary capital stock redemptions or to provide assurance to members as to when or to what extent voluntary capital stock redemptions will occur.

Capital stock redemption in connection with a membership withdrawal is subject to specified requirements at the time of withdrawal, which occurs upon expiration of a six-month notice period. These requirements include, among other things, Finance Board approval (to the extent required), meeting our minimum regulatory capital and leverage requirements and under certain circumstances, meeting our liquidity requirements. For a description of our regulatory capital and leverage requirements, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Discussion and Results of Operations—Liquidity & Capital Resources—Capital Resources—Minimum Regulatory Capital Requirements” on page 42 of this Form 10-Q

Under a provision of the FHLB Act that applies to a FHLB that has not implemented a capital plan under the GLB Act, in the event a member were to withdraw from the FHLB at a time that the Finance Board had found that the paid-in capital of the FHLB is or is likely to be impaired as a result of losses in or the depreciation of assets held by the FHLB, the FHLB on order of the Finance Board must withhold from the amount to be paid to the withdrawing member for the redemption of its capital stock a pro rata share of such impairment as determined by the Finance Board.

The regulatory capital, leverage and liquidity requirements and FHLB Act provisions may limit our ability to redeem capital stock in connection with membership withdrawals and other terminations.

Federal Home Loan Bank of Chicago

The loss of significant members may have a negative impact on our capital stock outstanding and result in lower demand for our products and services.

As of June 30, 2006, two members, LaSalle Bank N.A. and Mid America Bank, FSB, held 10% or more of the par value of our total advances outstanding, at 13% and 10%, respectively. If either LaSalle Bank or Mid America Bank paid off its outstanding advances we could experience lower demand for our products and services in the future. As of June 30, 2006, no member held 10% or more of our capital stock outstanding (including mandatorily redeemable capital stock).

We are unable to predict whether our actions in limiting voluntary capital stock redemptions to specified periods will increase the number of membership withdrawals and related capital stock redemption requests or reduce advances outstanding. During the period from April 1, 2006 through June 30, 2006, we received membership withdrawal notices from three members holding a total of $2 million of capital stock reclassified as mandatorily redeemable. During the period from July 1, 2006 through July 31, 2006, we received one additional membership withdrawal notice of $1 million of capital stock reclassified as mandatorily redeemable.

Larger financial institutions that are not domiciled in our district and that acquire or merge with our members may choose not to maintain membership with us. This could result in lower demand for our products and services.

A decrease in demand for our products and services and an increase in redemptions of our capital stock due to the loss of significant members may adversely affect our results of operations and financial condition.

The Federal Reserve Bank Policy Statement on Payments System Risk may negatively impact our operations.

The Federal Reserve Board previously announced a revision of its Policy Statement on Payments System Risk (“PSR policy”) relating to interest and principal payments on securities issued by GSEs and certain international organizations. Federal Reserve Banks currently process and post these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, which is the same posting time as that for U.S. Treasury securities’ interest and redemption payments, even if the issuer has not fully funded these payments. In some instances, this could create an intraday overdraft of the issuer’s settlement account with the Federal Reserve Bank. The PSR policy requires that, beginning July 20, 2006, Federal Reserve Banks release interest and principal payments as directed by the issuer only if the issuer’s Federal Reserve account contains sufficient funds to cover the payments. While the issuer determines the timing of these payments during the day, each issuer is required to fund its interest and principal payments by 4:00 p.m. Eastern Time in order for the payments to be processed that day. Failure to fully fund by such time would constitute a payment default. In addition, beginning July 20, 2006, the PSR policy aligns the treatment of the general corporate account activity of GSEs and certain international organizations with the treatment of activity of other account holders that do not have regular access to the discount window and thus are not eligible for intraday credit. Such treatment includes applying a penalty fee to daylight overdrafts resulting from these entities’ general corporate payment activity.

We have entered into an agreement with the other FHLBs and the Office of Finance to revise the intraday funding and liquidity process to provide a mechanism for the FHLBs to provide liquidity in the event of a failure by one or more FHLBs to timely meet their obligations to make payments on consolidated obligations. The process includes issuing overnight consolidated obligations directly to a FHLB that provides funds to avert a shortfall in the timely payment of principal and interest on any consolidated obligations. In this regard, the Finance Board recently approved a request by the Office of Finance to allow the direct placement by a FHLB of consolidated obligations with another FHLB to facilitate the timely payment of the principal and interest due on consolidated obligations on a particular day. It is uncertain at this time what effect, if any, these changes will have on our cost of funds or other aspects of our operations.

Federal Home Loan Bank of Chicago

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Amendment No. 2 to the Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board, dated as of April 18, 2006*

10.2	Amendment No. 3 to the Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board, dated as of June 6, 2006*

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed previously with Form 8-K and incorporated herein by reference.

Federal Home Loan Bank of Chicago

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago

/s/ J. MIKESELL THOMAS
	By:	J. Mikesell Thomas
	Title:	President and Chief Executive Officer
Date: August 14, 2006		(Principal Executive Officer)

/s/ ROGER D. LUNDSTROM
	By:	Roger D. Lundstrom
	Title:	Executive Vice President - Financial Information
Date: August 14, 2006		(Principal Financial Officer and Principal Accounting Officer)

S-1