Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Chicago
filed 2006-11-13
CIK 1331451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 29,838,104 shares of registrant’s capital stock outstanding as of October 31, 2006.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1. Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$28	$33
Federal funds sold and securities purchased under agreements to resell	9,310	6,945
Investment securities -
Trading ($329 and $431 pledged in 2006 and 2005)	419	1,087
Available-for-sale ($814 and $777 pledged in 2006 and 2005)	3,134	1,790
Held-to-maturity[1] ($240 and $149 pledged in 2006 and 2005)	11,322	7,893
Advances	25,294	24,921
MPF Loans held in portfolio, net of allowance for loan losses ($1 in 2006 and 2005)	38,855	42,005
Accrued interest receivable	374	336
Derivative assets	45	232
Software and equipment, net	49	49
Other assets	76	55

Total Assets	$88,906	$85,346

Liabilities and Capital
Liabilities
Deposits -
Interest-bearing ($13 and $12 from other FHLBs in 2006 and 2005)	$1,113	$951
Non-interest bearing	107	106

Total deposits	1,220	1,057

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	14,020	16,778
Bonds	66,849	61,118

Total consolidated obligations, net	80,869	77,896

Accrued interest payable	843	551
Mandatorily redeemable capital stock	30	222
Derivative liabilities	171	136
Affordable Housing Program (AHP) assessment payable	69	78
Resolution Funding Corporation (REFCORP) assessment payable	11	12
Other liabilities	54	56
Subordinated notes	1,000	—

Total Liabilities	85,467	81,208

Commitments and contingencies (Note 13)

Capital
Capital stock - Putable ($100 par value) issued and outstanding shares - 30 million and 38 million shares in 2006 and 2005	2,954	3,759
Retained earnings	593	525
Accumulated other comprehensive income (loss)	(108)	(146)

Total Capital	3,439	4,138

Total Liabilities and Capital	$88,906	$85,346

[1]	Fair values: $11,276 and $7,819 at September 30, 2006 and December 31, 2005, respectively.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2006	2005	2006	2005
Interest income	$1,154	$896	$3,235	$2,616
Interest expense	1,063	777	2,908	2,227

Net interest income before provision for credit losses on loans	91	119	327	389

Provision for credit losses on loans	—	—	—	—

Net interest income after provision for credit losses on loans	91	119	327	389

Non-interest income (loss) -
Trading securities	24	(26)	(22)	(21)
Sale of available-for-sale securities	(1)	—	(4)	(2)
Derivatives and hedging activities	(37)	(5)	(21)	(29)
Early extinguishment of debt transferred to other FHLBs	2	1	6	5
Other, net	4	2	7	5

Total non-interest income (loss)	(8)	(28)	(34)	(42)

Non-interest expense -
Compensation	17	13	47	41
Professional service fees	2	3	7	10
Amortization and depreciation of software and equipment	3	5	12	14
MPF Program expense	(1)	1	3	5
Finance Board and Office of Finance expenses	1	2	4	4
Other expense	4	6	13	16

Total non-interest expense	26	30	86	90

Income before assessments	57	61	207	257

Assessments -
Affordable Housing Program	5	5	17	21
Resolution Funding Corporation	10	11	38	47

Total assessments	15	16	55	68

Net Income	$42	$45	$152	$189

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value
Balance, December 31, 2004	43	$4,292	$489	$(155)	$4,626

Comprehensive income -
Net Income			189		189
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(1)	(1)
Net unrealized gain (loss) on hedging activities				1	1

Total other comprehensive income (loss)			—	—	—

Total comprehensive income			189	—	189

Proceeds from issuance of capital stock	4	402			402
Reclassification of capital stock to mandatorily redeemable	(10)	(973)			(973)
Stock dividends on capital stock (5.33%) [1]	2	170	(170)		—

Balance, September 30, 2005	39	$3,891	$508	$(155)	$4,244

Balance, December 31, 2005	38	$3,759	$525	$(146)	$4,138

Comprehensive income -
Net Income			152		152
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(1)	(1)
Net unrealized gain (loss) on hedging activities				39	39

Total other comprehensive income (loss)			—	38	38

Total comprehensive income			152	38	190

Proceeds from issuance of capital stock	—	28			28
Reclassification of capital stock to mandatorily redeemable	(8)	(833)			(833)
Cash dividends on capital stock (3.07%) [1]			(84)		(84)

Balance, September 30, 2006	30	$2,954	$593	$(108)	$3,439

[1]	Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Cash Flows (unaudited)

		For the nine months ended September 30,
	(In millions)	2006	2005
Operating	Net Income	$152	$189
Activities	Adjustments to reconcile net income to net cash provided by (used in) operating activities -
	Depreciation and amortization	102	165
	Change in net fair value adjustment on trading, derivatives and hedging activities	277	(13)
	Other adjustments (incl. $(6) and $(5) early extinguishment of debt transferred to other FHLBs)	(7)	(4)
	Net change in -
	Trading securities	636	(503)
	Accrued interest receivable	(23)	10
	Other assets	(23)	(57)
	Accrued interest payable	292	116
	Other liabilities	(20)	(20)

	Total adjustments	1,234	(306)

	Net cash provided by (used in) operating activities	1,386	(117)

Investing	Net change in federal funds sold and securities purchased under agreements to resell	(2,365)	(2,167)
Activities	Changes in advances, net	(401)	(250)
	MPF Loans -
	Purchases ($303 and $1,637 from other FHLBs)	(1,205)	(3,330)
	Proceeds	4,344	6,905
	Held-to-maturity securities -
	Short term held-to-maturity securities, net[1]	945	669
	Purchases	(5,207)	(57)
	Proceeds from maturities	842	1,019
	Available-for-sale securities -
	Purchases	(2,743)	(621)
	Proceeds	1,386	656
	Proceeds from sale of foreclosed assets	44	45
	Capital expenditures for software and equipment	(12)	(12)

	Net cash provided by (used in) investing activities	(4,372)	2,857

Financing	Net change in deposits ($1 and $3 from other FHLBs)	163	84
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	494,626	273,835
	Bonds ($65 and $81 transferred from other FHLBs)	15,729	13,556
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(497,392)	(275,541)
	Bonds ($667 and $983 transferred to other FHLBs)	(10,058)	(14,107)
	Net proceeds from the issuance of subordinated notes	994	—
	Proceeds from issuance of capital stock	28	402
	Redemptions of mandatorily redeemable capital stock	(1,025)	(970)
	Cash dividends paid	(84)	—

	Net cash provided by (used in) financing activities	2,981	(2,741)

	Net increase (decrease) in cash and due from banks	(5)	(1)
	Cash and due from banks at beginning of year	33	21

	Cash and due from banks at end of period	$28	$20

Supplemental	Interest paid	$2,616	$2,113
Disclosures	AHP assessments paid	26	20
	REFCORP assessments paid	39	79
	Capital stock reclassed to mandatorily redeemable capital stock	833	973
	Transfer of MPF Loans to real estate owned	30	24

[1]	Short term held-to-maturity securities consist of commercial paper that has a maturity of less than 90 days when purchased.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 1 – Basis of Presentation

The Federal Home Loan Bank of Chicago1, a federally chartered corporation and a member-owned cooperative, is one of 12 Federal Home Loan Banks (the “FHLBs”) which, with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The 12 FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and are organized under the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). Each FHLB has members in a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. We provide credit to our members principally in the form of advances. We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”®) Program2. In addition, we also invest in other Acquired Member Assets (“AMA”) such as MPF Shared Funding® securities. AMA are assets acquired from or through FHLB members or eligible housing associates by means of either a purchase or a funding transaction, subject to Finance Board regulations.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, certain amounts in the prior period have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

[1]	Unless otherwise specified, references to “we,” “us,” “our” and the “Bank” are to the Federal Home Loan Bank of Chicago.
[2]	”Mortgage Partnership Finance”, “MPF” and “MPF Shared Funding” are registered trademarks of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 2 — Business Developments

On November 8, 2006, the Finance Board authorized the Bank to redeem $375 million of voluntary capital stock during the fourth quarter of 2006. We plan to complete the redemption during December 2006 and will follow the same capital stock redemption guidelines that were used during the June 2006 redemption. We are in the process of notifying our members of the redemption window and of the process for redeeming voluntary capital stock. If member redemption requests exceed the $375 million available to fund redemptions, we intend to redeem shares on a pro rata basis. With the redemption of $795 million of voluntary capital stock during the second quarter and the planned redemption of an additional $375 million of voluntary capital stock during the fourth quarter, approximately 60% of voluntary capital stock outstanding as of December 31, 2005 will have been redeemed by the end of the year.

We expect to announce additional redemption periods in 2007 and 2008, if necessary, until all member requests for redemption have been satisfied. We will be required to obtain Finance Board authorization of these additional voluntary capital stock redemptions. In addition, we will likely be required to further amend the Written Agreement, with the approval of the Finance Board, to reduce the aggregate amount of regulatory capital stock plus subordinated notes that we must maintain. There can be no assurance that we will receive such Finance Board authorization.

On October 17, 2006, the Board of Directors declared and approved a 3.10% (annualized rate) cash dividend based on third quarter 2006 results to be paid to members on November 15, 2006.

Accounting and Reporting Developments

SFAS 155 – On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Derivatives Implementation Group (“DIG”) Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” (“DIG Issue D1”). SFAS 155 amends FASB Statement No.133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument). It permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed under certain circumstances. Prior period restatement is not permitted. We have decided to adopt SFAS 155 effective January 1, 2007. At the time of adoption, the impact is not expected to be material to our results of operations or financial condition.

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting pronouncements that require fair value measurements and expands disclosures about fair value measurements. In particular, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Since fair value is a market-based measurement, the price used to measure fair value is an exit price considered from the perspective of a market participant that holds the asset or owes the liability. Further, a fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). SFAS 157 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s (i.e., the Bank’s) own assumptions developed based on the best information available in the circumstances (unobservable inputs). In this regard, we are required to take into account information about market participant assumptions that is reasonably available without undue cost and effort.

SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued after January 1, 2008, with respect to the Bank, and interim periods within those fiscal years, with earlier adoption permitted. SFAS 157 does not require any new fair value measurements but may change our current practice. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

SFAS 158 – In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which amends SFAS 87, SFAS 88, SFAS 106 and SFAS 132(R). Under SFAS 158, we will be required to recognize an asset or liability equal to the over- or under-funded benefit obligation (projected benefit obligation for pensions and accumulated postretirement benefit obligation for other postretirement benefits) of each defined benefit pension and other postretirement plan on our statements of condition. The resulting adjustment will be offset by a corresponding adjustment to Other Comprehensive Income (“OCI”). The amount reported in accumulated OCI will represent the plans’ deferred costs — the sum of net gains or losses and prior service costs or credits that have not yet been amortized as a component of net periodic cost. As these amounts are amortized, they will be recognized through earnings. Net periodic cost will continue to be measured and recognized as in the past. We plan to early adopt SFAS 158 as of December 31, 2006. At this time, we do not expect the impact of SFAS 158 to be material at the time of adoption.

SAB 108 – In September 2006 the SEC issued SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Traditionally, there have been two widely recognized methods (the “roll-over” method and the “iron curtain” method) for quantifying the effects of financial statement misstatements: the roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the misstatements of each of our financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits us to initially apply its provisions by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. It should be noted that misstatements solely related to the 2006 calendar year would not be included in the transition cumulative adjustment. Use of the “cumulative effect” transition method requires a detailed disclosure of the nature and amount of each individual error (regardless of materiality) being corrected through the cumulative adjustment and how and when the error arose. We will initially apply the provisions of SAB 108 using the cumulative effect transition method (if misstatements are material under the dual approach) in connection with the preparation of our annual financial statements for the year ending December 31, 2006. At this time, we do not expect the impact of SAB 108 to be material at the time of adoption.

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 3 – Interest Income and Interest Expense

Details of interest income and interest expense for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2006	2005	2006	2005
Interest Income -
Federal funds sold and securities purchased under agreements to resell	$136	$63	$330	$155
Investment securities -
Trading	10	15	40	39
Available-for-sale	34	12	81	32
Held-to-maturity	153	62	377	185
Advances	313	216	875	565

MPF Loans held in portfolio	518	539	1,563	1,675
Credit enhancement fees paid	(10)	(11)	(31)	(35)

MPF Loans held in portfolio, net	508	528	1,532	1,640

Total interest income	1,154	896	3,235	2,616

Interest Expense -
Deposits	13	11	37	25
Securities sold under agreements to repurchase	24	15	66	39
Consolidated obligation -
Discount notes	197	145	572	382
Bonds	815	606	2,213	1,780

Total consolidated obligations	1,012	751	2,785	2,162

Mandatorily redeemable capital stock	—	—	3	1
Subordinated notes	14	—	17	—

Total interest expense	1,063	777	2,908	2,227

Net Interest Income before provision for credit losses on loans	91	119	327	389
Provision for credit losses on loans	—	—	—	—

Net interest income after provision for credit losses on loans	$91	$119	$327	$389

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 4 – Investment Securities

Securities issued by government-sponsored entities are not guaranteed by the U.S. federal government. For accounting policies concerning our investment securities refer to Note 6 of our December 31, 2005 Annual Financial Statements and Notes.

Trading Securities

The fair value of trading securities as of September 30, 2006 and December 31, 2005, were as follows:

(In millions)	September 30, 2006	December 31, 2005
Government-sponsored enterprises	$331	$986
Consolidated obligations of other FHLBs	25	25
Mortgage-backed securities:
Government-sponsored enterprises	35	40
Government-guaranteed	7	8
Privately issued	21	28

Total trading securities	$419	$1,087

The net gain (loss) on trading securities for the three and nine months ended September 30, 2006 and 2005, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2006	2005	2006	2005
Net gain (loss) recognized on trading securities sold	$4	$(1)	$1	$(1)
Net gain (loss) on trading securities still held at period end	20	(25)	(23)	(20)

Net gain (loss) on trading securities recognized	$24	$(26)	$(22)	$(21)

Available-for-Sale Securities

The amortized cost and estimated fair value of available-for-sale securities by type of security as of September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006				December 31, 2005
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government-sponsored enterprises	$999	$—	$(7)	$992	$980	$—	$(5)	$975
Mortgage-backed securities:
Government-sponsored enterprises	72	—	(4)	68	81	—	(4)	77
Privately issued	2,073	3	(2)	2,074	737	1	—	738

Total available-for-sale securities	$3,144	$3	$(13)	$3,134	$1,798	$1	$(9)	$1,790

Included in the $13 million of gross unrealized losses on available-for-sale securities at September 30, 2006, was $4 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA, and the unrealized losses are due to overall increases in market interest rates and not to underlying credit concerns relating to the issuers. Substantially all of the securities with unrealized losses aged greater than 12 months have a market value at September 30, 2006, that is within 5% of their respective amortized cost basis. We do not believe any other-than-temporary-impairment existed with respect to our available-for-sale investment securities during the three or nine months ended September 30, 2006 or 2005.

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Realized gains and losses from the sale of available-for-sale securities for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2006	2005	2006	2005
Realized gain	$1	$—	$2	$1
Realized loss	(2)	—	(6)	(3)

Net realized gain (loss) from sale of available-for-sale securities	$(1)	$—	$(4)	$(2)

Expected maturities of some securities and mortgaged-backed securities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity as of September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006		December 31, 2005
(In millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of Maturity
Due in one year or less	$426	$424	$406	$405
Due after one year through five years	564	559	565	561
Due after five years through ten years	9	9	9	9

	999	992	980	975
Mortgage-backed securities:
Government-sponsored enterprises	72	68	81	77
Privately issued	2,073	2,074	737	738

Total available-for-sale securities	$3,144	$3,134	$1,798	$1,790

Held-to-Maturity Securities

Held-to-maturity securities by type of security as of September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006				December 31, 2005
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$888	$—	$—	$888	$1,493	$5	$—	$1,498
Government-sponsored enterprises	149	—	(1)	148	149	—	(1)	148
State or local housing agency obligations	66	—	—	66	82	—	—	82
SBA/SBIC	326	—	—	326	666	—	—	666
Mortgage-backed securities:
Government-sponsored enterprises	5,642	21	(72)	5,591	4,381	6	(72)	4,315
Government-guaranteed	44	—	—	44	56	—	—	56
MPF Shared Funding	381	—	(15)	366	417	—	(20)	397
Privately issued	3,826	24	(3)	3,847	649	9	(1)	657

Total held-to-maturity securities	$11,322	$45	$(91)	$11,276	$7,893	$20	$(94)	$7,819

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Included in the $91 million of gross unrealized losses on held-to-maturity securities at September 30, 2006, was $83 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominately rated AAA, and the unrealized losses are due to overall increases in market interest rates and not to underlying credit concerns relating to the issuers. Substantially all of the securities with unrealized losses aged greater than 12 months have a market value at September 30, 2006, that is within 6% of their respective amortized cost basis. We do not believe any other-than-temporary-impairment existed with respect to our held-to-maturity investment securities during the three or nine months ended September 30, 2006 or 2005.

Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity as of September 30, 2006 and December 31, 2005, were as follows:

(In millions)	September 30, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,296	$1,295	$2,083	$2,088
Due after one year through five years	32	32	191	191
Due after five years through ten years	37	37	30	30
Due after ten years	64	64	86	85
Mortgage-backed securities:
Government-sponsored enterprises	5,642	5,591	4,381	4,315
Government guaranteed	44	44	56	56
MPF Shared Funding®	381	366	417	397
Privately issued	3,826	3,847	649	657

Total held-to-maturity securities	$11,322	$11,276	$7,893	$7,819

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 5 – Advances

For accounting policies concerning advances refer to Note 7 of our December 31, 2005 Annual Financial Statements and Notes. We had advances outstanding to members at interest rates ranging from 1.97% to 8.47% as of September 30, 2006, and ranging from 1.56% to 8.47% at December 31, 2005, as summarized below:

	September 30, 2006		December 31, 2005
(In millions)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Contractual Maturity -
Due in one year or less	$9,002	4.49%	$9,233	3.55%
Due after one year through two years	4,816	4.63%	5,043	3.93%
Due after two years through three years	2,102	4.84%	3,395	4.36%
Due after three years through four years	3,198	4.10%	1,389	4.11%
Due after four years through five years	2,305	5.10%	2,681	3.85%
Due after five years through six years	664	4.88%	1,825	4.51%
Thereafter	3,265	4.52%	1,385	4.12%

Total par value	25,352	4.57%	24,951	3.90%

SFAS 133 hedging adjustments	(58)		(30)

Total advances	$25,294		$24,921

At September 30, 2006 and December 31, 2005, we had $4.4 billion and $4.2 billion, respectively, of putable advances outstanding and $417 million and $420 million, respectively, of callable advances outstanding.

Our advances are concentrated with commercial bank and thrift members. At September 30, 2006, two members held advances representing at least 10% of total outstanding advances at par. LaSalle Bank N.A. held $3.5 billion at September 30, 2006 and $3.1 billion at December 31, 2005, which represented 14% and 12%, respectively, of total outstanding advances at those dates. MidAmerica Bank, FSB, held advances of $2.5 billion or 10% of total advances at September 30, 2006, but held less than 10% of total advances at December 31, 2005. We held sufficient collateral to cover the par value of these advances and do not expect to incur any credit losses.

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 6 – MPF Loans Held in Portfolio

For accounting policies concerning MPF Loans held in portfolio refer to Note 8 of our December 31, 2005 Annual Financial Statements and Notes. The following table summarizes MPF Loan information at September 30, 2006 and December 31, 2005:

(In millions)	September 30, 2006	December 31, 2005
MPF Loans - Single-family mortgages
Fixed Rate Medium-Term: [1]
Conventional	$13,042	$14,468
Government Insured [4]	343	394

Total Fixed Rate Medium-Term	13,385	14,862

Fixed Rate Long-Term: [2]
Conventional	20,174	21,167
Government Insured [3,4]	5,080	5,771

Total Fixed Rate Long-Term	25,254	26,938

Total par value of MPF Loans	38,639	41,800

Agent fees, premium (discount)	221	261
Loan commitment basis adjustment	(15)	(14)
SFAS 133 hedging adjustments	10	(41)
Allowance for loan loss	(1)	(1)
Credit Enhancement Amount	1	—

Total MPF Loans held in portfolio, net	$38,855	$42,005

[1]	Medium term is defined as a contractual maturity of 15 years or less.
[2]	Long term is defined as a contractual maturity of greater than 15 years.
[3]	Includes Native American Mortgage Purchase Program HUD Section 184 loans of $11 million and $7 million at September 30, 2006 and December 31, 2005, respectively.
[4]	Government Insured is comprised of Federal Housing Administration-insured and Veteran’s Administration-guaranteed government loans.

At September 30, 2006 and December 31, 2005, we had $6 million and $15 million of MPF Loans on non-accrual. At September 30, 2006 and December 31, 2005, we had $19 million and $14 million in MPF Loans classified as other assets that have been foreclosed but not yet liquidated.

The following tables summarize impaired MPF Loan information:

(In millions)	September 30, 2006	December 31, 2005
Impaired MPF Loans with an allowance	$—	$—
Impaired MPF Loans without an allowance [1]	3	7

Total Impaired Loans	$3	$7

Allowance for Impaired MPF Loans under SFAS 114	$—	$—

[1]	An MPF loan would be considered impaired but would not require an allowance in cases where the loss attributed to the MPF Loan has been charged off.

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2006	2005	2006	2005
Average balance of impaired MPF Loans during the period	$4	$3	$5	$5
Interest income recognized on impaired MPF Loans during the period	$—	$—	$—	$—

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 7 - Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations refer to Note 13 of our December 31, 2005 Annual Financial Statements and Notes.

Interest Rate Payment Terms - Interest rate payment terms for consolidated obligation bonds for which we were the primary obligor at September 30, 2006 and December 31, 2005, were as follows:

(In millions)	September 30, 2006	December 31, 2005
Par amount of consolidated obligation bonds:
Fixed Rate - Non-Callable	$36,885	$34,342
Fixed Rate - Callable	29,031	25,887
Zero coupon	2,150	2,050
Variable rate	517	517
Step-up	160	160
Inverse floating rate	50	50

Total par value	$68,793	$63,006
Bond discounts, net	(1,536)	(1,451)
SFAS 133 hedging adjustments	(408)	(437)

Total consolidated obligation bonds	$66,849	$61,118

Redemption Terms – The following table summarizes consolidated obligation bonds for which we were the primary obligor at September 30, 2006 and December 31, 2005, by contractual maturity:

	September 30, 2006		December 31, 2005
(In millions)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Contractual Maturity -
Due in one year or less	$12,095	3.84%	$11,697	2.79%
Due after one year through two years	11,170	3.84%	10,452	3.72%
Due after two years through three years	8,304	4.41%	9,279	3.76%
Due after three years through four years	9,039	4.72%	5,537	4.23%
Due after four years through five years	5,220	5.12%	7,240	4.61%
Due after five years through six years	3,735	5.48%	2,042	4.92%
Thereafter	19,230	4.66%	16,759	4.50%

Total par value	68,793	4.44%	63,006	3.95%

Bond discounts, net	(1,536)		(1,451)
SFAS 133 hedging adjustments	(408)		(437)

Total consolidated obligation bonds	$66,849		$61,118

The following table summarizes our short-term borrowings consisting of consolidated obligation discount notes for which we were the primary obligor at September 30, 2006 and December 31, 2005:

(In millions)	September 30, 2006	December 31, 2005
Par value outstanding	$14,107	$16,865
Book value outstanding	$14,020	$16,778
Weighted average interest rate at period-end	4.91%	4.00%
Daily average outstanding for the period ended	$15,564	$16,628

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 8 – Subordinated Notes

On June 13, 2006, we issued $1 billion of subordinated notes which mature on June 13, 2016. Moody’s and Standard and Poor’s rated the subordinated notes Aa2 and AA-, respectively. The subordinated notes are not obligations of and are not guaranteed by the United States. The subordinated notes are not obligations of and are not guaranteed by the FHLBs other than the Bank. The subordinated notes are unsecured obligations and rank junior in priority of payment to our “senior liabilities.” Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

Senior liabilities do not include our existing and future liabilities related to payments of “junior equity claims” and payments to, or redemption of shares from, any holder of our capital stock that is barred or required to be deferred for any reason, such as noncompliance with any minimum regulatory capital requirement applicable to us. Also, senior liabilities do not include any liability that by its terms expressly ranks equal with or junior to the subordinated notes. Pursuant to an order of the Finance Board, we will not make any payment to, or redeem shares from, any holder of capital stock which we are obligated to make, on or after any applicable interest payment date or the maturity date of the subordinated notes (all such payments to, and redemptions of shares from, holders of our capital stock being referred to as “junior equity claims”) unless we have paid, in full, all interest and principal due in respect of the subordinated notes on a particular date.

The subordinated notes may not be redeemed, in whole or in part, prior to maturity, and do not contain any provisions permitting holders to accelerate the maturity thereof on the occurrence of any default or other event. The subordinated notes were issued at par, and accrue interest from and including June 13, 2006 at a rate of 5.625% per annum. Interest is payable semi-annually in arrears on each June 13 and December 13, commencing December 13, 2006. We will defer interest payments if five business days prior to any interest payment date we do not satisfy any minimum regulatory leverage ratios then applicable to us.

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase or acquire, our capital stock (including mandatorily redeemable capital stock). As of September 30, 2006, we have satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

In connection with our issuance of subordinated notes, the Finance Board granted approvals and waivers to allow us to include a percentage of the outstanding principal amount of the subordinated notes (“Designated Amount”) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities, and unsecured credit, subject to phase-outs beginning in the sixth year following issuance, as follows:

Time Period	Percentage of Designated Amount	Designated Amount Included (in millions)
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 through June 13, 2012	80%	800
June 14, 2012 through June 13, 2013	60%	600
June 14, 2013 through June 13, 2014	40%	400
June 14, 2014 through June 13, 2015	20%	200
June 14, 2015 through June 13, 2016	0%	—

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 9 – Capital Stock and Mandatorily Redeemable Capital Stock

For accounting policies concerning capital stock and mandatorily redeemable capital stock, refer to Note 15 of our December 31, 2005 Annual Financial Statements and Notes. Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings. We are permitted to include the Designated Amount of subordinated notes in calculating compliance with our regulatory capital ratio. Under Amendment No. 3 to our Written Agreement, which became effective June 13, 2006, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.500 billion. At September 30, 2006, we had an aggregate amount of $3.984 billion of regulatory capital stock plus the Designated Amount of subordinated notes. The following table summarizes our regulatory capital requirements as a percentage of our total assets:

(Dollars in millions)	Standard Regulatory Capital Requirement [1]	Regulatory Capital Requirement per Written Agreement
		Requirement		Actual
		Ratio [2]	Amount	Ratio	Amount
September 30, 2006	$3,556	4.5%	$4,000	5.1%	$4,577
December 31, 2005	3,414	4.5%	3,841	5.3%	4,506

[1]	The regulatory capital ratio required by Finance Board regulations for an FHLB that has not implemented a capital plan under the Gramm-Leach Bliley Act is 4.0% provided that its non-mortgage assets (defined as: total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts, certain mortgage-backed securities, and other investments specified by Finance Board regulation) are not greater than 11% of total assets on an average monthly basis. If non-mortgage assets are greater than 11% of the FHLB’s total assets, the Finance Board regulations require a regulatory capital ratio of 4.76%. We did not have non-mortgage assets greater than 11% of our total assets for any of the months in the periods presented.
[2]	Amendment No. 1 to our Written Agreement dated October 18, 2005, reduced our regulatory capital ratio from 5.1% to 4.5%. Amendments No. 2 and No. 3 did not change this requirement. However, Amendment No. 3 allows us to include the Designated Amount of subordinated notes in calculating compliance with our regulatory capital ratio.

The following table summarizes the number of members for which we reclassified their stock as mandatorily redeemable either due to terminations of membership in conjunction with out-of-district mergers or due to voluntary withdrawals from membership. In addition, the table shows the number of former members for which we completed redemptions of their mandatorily redeemable capital stock during the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Number of members, beginning of period	12	8	12	5

Terminations due to out-of-district mergers	3	—	3	7
Terminations due to voluntary withdrawals	1	—	7	1
Redemptions from former members	(3)	(2)	(9)	(7)

Number of members, end of period	13	6	13	6

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

The following table summarizes mandatorily redeemable capital stock activity:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2006	2005	2006	2005
Balance, beginning of period	$42	$14	$222	$11
Capital stock reclassified to mandatory redeemable capital stock-
Withdrawal of membership	1	—	41	—
Merger with an out-of-district institution	12	23	12	146
Voluntary portion of capital stock		265	780	827
Redemption of mandatorily redeemable capital stock-
Withdrawal of membership	(25)	—	(228)	(5)
Merger with an out-of-district institution	—	(23)	(2)	(138)
Voluntary portion of capital stock	—	(265)	(795)	(827)

Balance, September 30	$30	$14	$30	$14

Subsequently, from October 1, 2006 through October 31, 2006, $1 million of capital stock was reclassified to mandatorily redeemable capital stock for one member. This request was due to termination of membership in conjunction with an out-of-district merger. We received no member requests to voluntarily withdraw from membership during October. Redemption of members’ mandatorily redeemable capital stock is honored subject to, among other things, our maintaining our minimum regulatory capital and leverage requirements, liquidity requirements (under certain circumstances) and Finance Board approval, to the extent required.

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 10 – Derivatives and Hedging Activities

For accounting policies concerning derivatives and hedging activities refer to Note 18 of our December 31, 2005 Annual Financial Statements and Notes. The following table summarizes the results of our hedging activities for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2006	2005	2006	2005
Fair value hedge ineffectiveness	$(17)	$(10)	$(37)	$(16)
Gain (loss) on economic hedges	(20)	5	16	(13)
Cash flow hedge ineffectiveness	—	—	—	—
Gain (loss) from firm commitments no longer qualifying as fair value hedges	—	—	—	—
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	—	—	—	—

Net gain (loss) on derivatives and hedging activities	$(37)	$(5)	$(21)	$(29)

Over the next 12 months it is expected that $9 million recorded in OCI on September 30, 2006, will be recognized as a component of interest expense. The maximum length of time over which we use cash flow hedges to reduce our exposure to variability in future cash flows for forecasted transactions is seven years.

Outstanding notional balances and estimated fair values of derivatives outstanding at September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006		December 31, 2005
(In millions)	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate Swaps:
Fair Value	$34,490	$(218)	$27,910	$(124)
Cash Flow	—	—	—	—
Economic	10,019	(21)	10,761	(7)

Total	44,509	(239)	38,671	(131)

Interest rate Swaptions:
Fair Value	5,974	51	4,037	65
Economic	4,949	14	3,819	8

Total	10,923	65	7,856	73

Interest rate Caps/Floors:
Cash Flow	2,425	41	3,301	140
Economic	8	—	8	—

Total	2,433	41	3,309	140

Interest rate Futures/Forwards:
Fair Value	5,867	—	3,136	—
Economic	—	—	—	—

Total	5,867	—	3,136	—

Delivery Commitments of MPF Loans:
Economic	74	1	52	1

Total	$63,806	(132)	$53,024	83

Accrued Interest at period end		6		13

Net Derivative Balance at period end		$(126)		$96

Derivative assets		$45		$232

Derivative liabilities		(171)		(136)

Net Derivative Balance at period end		$(126)		$96

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

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

The following table sets forth our financial performance by segment for the three and nine months ended September 30, 2006 and 2005:

	MPF Program		Traditional Member Finance		Total Bank
(In millions)	2006	2005	2006	2005	2006	2005
Income for the three months ended September 30, -
Interest income	$518	$540	$636	$356	$1,154	$896
Interest expense	455	447	608	330	1,063	777

Net interest income	63	93	28	26	91	119
Non-interest income (loss)	(8)	(27)	—	(1)	(8)	(28)
Non-interest expense	13	21	13	9	26	30
Assessments	11	11	4	5	15	16

Net income	$31	$34	$11	$11	$42	$45

Income for the nine months ended September 30, -
Interest income	$1,564	$1,661	$1,671	$955	$3,235	$2,616
Interest expense	1,330	1,359	1,578	868	2,908	2,227

Net interest income	234	302	93	87	327	389
Non-interest income (loss)	(31)	(30)	(3)	(12)	(34)	(42)
Non-interest expense	46	52	40	38	86	90
Assessments	42	58	13	10	55	68

Net income	$115	$162	$37	$27	$152	$189

As of September 30, 2006 and December 31, 2005 -
Total assets	$39,399	$42,926	$49,507	$42,420	$88,906	$85,346

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 12 - Estimated Fair Values

For additional information concerning the estimated fair values of our financial instruments refer to Note 20 of our December 31, 2005 Annual Financial Statements and Notes. The carrying values and estimated fair values of our financial instruments at September 30, 2006 and December 31, 2005, were as follows:

	September 30, 2006			December 31, 2005
(In millions)	Carrying Value	Net Unrecognized Gain or (Loss)	Estimated Fair Value	Carrying Value	Net Unrecognized Gain or (Loss)	Estimated Fair Value
Financial Assets
Cash and due from banks	$28	$—	$28	$33	$—	$33
Federal funds sold and securities purchased under agreements to resell	9,310	—	9,310	6,945	—	6,945
Trading securities	419	—	419	1,087	—	1,087
Available-for-sale securities	3,134	—	3,134	1,790	—	1,790
Held-to-maturity securities	11,322	(46)	11,276	7,893	(74)	7,819
Advances	25,294	(97)	25,197	24,921	(193)	24,728
MPF Loans held in portfolio, net	38,855	(968)	37,887	42,005	(714)	41,291
Accrued interest receivable	374	—	374	336	—	336
Derivative assets	45	—	45	232	—	232

Total Financial Assets	$88,781	$(1,111)	$87,670	$85,242	$(981)	$84,261

Financial Liabilities
Deposits	$(1,220)	$—	$(1,220)	$(1,057)	$—	$(1,057)
Securities sold under agreements to repurchase	(1,200)	(108)	(1,308)	(1,200)	(104)	(1,304)
Consolidated obligations -
Discount notes	(14,020)	—	(14,020)	(16,778)	89	(16,689)
Bonds	(66,849)	77	(66,772)	(61,118)	197	(60,921)
Accrued interest payable	(843)	—	(843)	(551)	—	(551)
Mandatorily redeemable capital stock	(30)	—	(30)	(222)	—	(222)
Derivative liabilities	(171)	—	(171)	(136)	—	(136)
Subordinated notes	(1,000)	(31)	(1,031)

Total Financial Liabilities	$(85,333)	$(62)	$(85,395)	$(81,062)	$182	$(80,880)

Commitments	$—	$—	$—	$—	$—	$—

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 13 – Commitments and Contingencies

Our commitments at September 30, 2006 and December 31, 2005, were as follows:

(In millions)	September 30, 2006	December 31, 2005
Consolidated obligations traded, but not settled	$2,360	$120
Outstanding standby letter of credit	529	437
Standby bond purchase agreement	262	271
Mandatory delivery commitments for MPF Loans	98	67
Commitments to fund additional advances	1	12

We record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee is not reflected on our statements of condition. The par value of outstanding consolidated obligations for the FHLBs was $958 billion and $937 billion at September 30, 2006 and December 31, 2005, respectively. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board.

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

Note 14 – Transactions with Related Parties and Other FHLBs

Related Parties: We are a cooperative, and capital stock ownership is a prerequisite to transacting any member business with us. Members (and former members with outstanding obligations owed to us) own all of our capital stock. The majority of our directors are elected by members. We execute advances almost exclusively with members and conduct the MPF Program with PFIs which are members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve as our directors. However, such transactions are based on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, Federal Funds and mortgage-backed securities from members (or affiliates of members) whose officers or directors serve as our directors. All investments are market rate transactions and all mortgage-backed securities are purchased through securities brokers or dealers. Derivative transactions with members or their affiliates are executed at market rates.

Members: The following table summarizes balances we had with our members or their affiliates as reported in the statements of condition:

(In millions)	September 30, 2006	December 31, 2005
Assets-
Federal funds sold	$390	$400
Held-to-maturity securities	356	10
Advances	25,294	24,921
Interest receivable - advances	374	83
Derivative assets	13	33

Liabilities-
Deposits	$760	$647
Derivative liabilities	58	67
Mandatorily redeemable capital stock	30	222

Other FHLBs: The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

(In millions)	September 30, 2006	December 31, 2005
Assets-
Trading Securities [1]	$25	$25
Accounts Receivable	2	2

Liabilities-
Deposits	$13	$12

[1]	Trading Securities consist of consolidated obligations of the FHLB of Dallas, which were $19 million at September 30, 2006, and $19 million at December 31, 2005, and the FHLB of San Francisco which were $6 million and $6 million at September 30, 2006 and December 31, 2005, respectively.

Federal Home Loan Bank of Chicago

Notes to Financial Statements–(Unaudited)

The following table summarizes transactions we had with other FHLBs as reported in the statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2006	2005	2006	2005
Income - MPF Program transaction service fees	$1	$—	$3	$2
Gain on extinguishment of debt transferred to other FHLBs	2	1	6	5

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2006	2005	2006	2005
Investing Activities
Purchase of MPF Loans from other FHLBs	$(48)	$(534)	$(303)	$(1,637)

Financing Activities
Net change in deposits	$1	$3	$1	$3
Transfer of bonds to other FHLBs	(182)	(365)	(667)	(983)
Transfer of bonds from other FHLBs	—	81	65	81

Federal Home Loan Bank of Chicago

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes at the beginning of this Form 10-Q and in conjunction with our December 31, 2005 Form 10-K.

Financial Highlights

	For the three months ended					For the nine months ended
(Dollars in millions)	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	September 30, 2006	September 30, 2005
Selected Statements of Income Data
Net interest income before provision for credit losses on MPF Loans	$91	$115	$121	$115	$119	$327	$389
Provision (release of allowance) for credit losses	—	—	—	(3)	—	—	—

Net interest income after provision (release of allowance) for credit losses on loans	91	115	121	118	119	327	389
Non-interest income (loss)	(8)	(10)	(16)	—	(28)	(34)	(42)
Non-interest expense	26	31	29	43	30	86	90
AHP assessment	5	6	6	6	5	17	21
REFCORP assessment	10	14	14	14	11	38	47

Net income	$42	$54	$56	$55	$45	$152	$189

Selected Ratios and Data - Annualized
Net income to average assets	0.18%	0.25%	0.26%	0.27%	0.22%	0.23%	0.30%
Return on average equity-Annualized	4.85%	5.44%	5.45%	5.33%	4.13%	5.25%	5.61%
Total average equity to average assets	3.80%	4.55%	4.74%	5.01%	5.20%	4.35%	5.27%
Non-interest expense to average assets-annualized	0.12%	0.14%	0.14%	0.21%	0.14%	0.13%	0.14%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.22%	0.33%	0.35%	0.39%	0.39%	0.31%	0.43%
Net interest margin on interest-earning assets	0.41%	0.53%	0.54%	0.58%	0.57%	0.50%	0.61%
Dividends declared[1]	$28	$28	$28	$38	$52	$84	$170
Annualized dividend rate declared	3.10%	3.10%	3.00%	3.75%	5.00%	3.07%	5.33%
Dividend payout ratio	67%	52%	50%	69%	116%	55%	90%

[1]	On October 17, 2006, the Board of Directors declared and approved a 3.10% (annualize rate) cash divided of $23 million based on third quarter 2006 results to be paid to members on November 15, 2006.

(Continued on following page)

Federal Home Loan Bank of Chicago

Financial Highlights (continued)

	As of
(Dollars in millions)	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Selected Statements of Condition Data
Federal funds sold and securities purchased under agreements to resell	$9,310	$9,039	$8,148	$6,945	$7,295
Investment securities	14,875	14,113	12,552	10,770	7,663
Advances	25,294	24,718	25,381	24,921	24,233
MPF Loans held in portfolio, net of allowance for loan losses	38,855	39,755	40,931	42,005	43,232
Total assets	88,906	88,384	87,809	85,346	83,054

Total deposits	1,220	1,233	1,333	1,057	1,308
Securities sold under agreements to repurchase	1,200	1,200	1,200	1,200	1,200
Total consolidated obligations, net [1]	80,869	80,485	79,926	77,896	75,358
Accrued interest payable	843	653	683	551	630
Mandatorily redeemable capital stock	30	42	260	222	14
AHP assessment payable	69	73	77	78	83
REFCORP assessment payable	11	14	15	12	11
Subordinated notes	1,000	1,000	—	—	—
Total liabilities	85,467	84,971	83,662	81,208	78,810
Total Capital	3,439	3,413	4,147	4,138	4,244

Other Selected Data
Regulatory capital	$4,577	$4,581	$4,537	$4,506	$4,413
Regulatory capital to assets ratio	5.1%	5.2%	5.2%	5.3%	5.3%
All FHLBs consolidated obligations outstanding (par) [2]	$958,024	$958,570	$935,828	$937,460	$920,369
Number of members	871	881	880	881	885
Number of active PFIs[3]	259	256	249	248	242
Headcount	450	462	451	443	427

[1]	Total consolidated obligations, net represents the consolidated obligations for which the Bank is primary obligor.
[2]	We are jointly and severally liable for the consolidated obligations of the FHLBs. See “Note 13—Consolidated Obligations” to the Bank’s 2005 Annual Financial Statements and Notes for further discussion on the Bank’s joint and several liability.
[3]	Active PFIs means PFIs that are currently servicing and/or credit enhancing MPF Loans purchased by or funded through the Bank under the MPF Program.

Federal Home Loan Bank of Chicago

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates or future predictions of management, may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “expects,” “could,” “estimates,” “may,” “should,” “will” or their negatives or other variations of these terms. We caution that, by their nature, forward-looking statements involve risks and uncertainties related to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in these forward-looking statements and could affect the extent to which a particular objective, projection, estimate or prediction is realized.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the Written Agreement with the Finance Board; the effect of the Retained Earnings and Dividend Policy on our goal to strengthen our capital base; our ability to make additional redemptions of voluntary capital stock; economic and market conditions; volatility of market prices, rates and indices or other factors, including natural disasters, that could affect the value of our investments or collateral; political events, including legislative, regulatory, judicial or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; changes in the FHLB Act or Finance Board regulations; changes in our capital structure; membership changes, including the withdrawal of members due to our inability to satisfy all member requests for redemption of voluntary capital stock; changes in the demand by our members for advances; competitive forces, including the availability of other sources of funding for our members; our ability to attract and retain skilled individuals; the pace of technological change and our ability to develop and support technology and information systems; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; the impact of our new business strategy to develop off balance sheet capabilities to fund MPF assets; the impact of new accounting standards and the application of accounting rules; and the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability.

Business Overview

(All comparisons are to the same period in the prior year unless otherwise specified.)

For the third quarter of 2006, net income was $42 million, a decrease of $3 million compared to $45 million. The decrease in net income was principally attributable to a decrease in net interest income of $28 million and an increase in non-interest income of $20 million. Our return on average equity improved to 4.85% compared to 4.13% primarily due to a redemption of capital stock during the second quarter.

For the third quarter, net interest income was $91 million compared to $119 million. Net interest margins decreased 16 basis points from 0.57% to 0.41%. The decrease in net interest income and net interest margins was due to a flattening yield curve, as short-term interest rates have increased more significantly than longer-term interest rates. In addition, the issuance of subordinated notes at the end of the second quarter 2006 added $14 million in additional interest expense during the third quarter 2006, while at the same time allowing us to decrease capital stock by $780 million. The decrease in capital stock caused net interest margins to decrease because we had less capital stock to invest in interest earning assets.

We continue to experience reduced MPF Loan purchases and fundings due to higher market interest rates and lower borrower demand for fixed rate mortgage products. In addition, as existing MPF Loan balances have paid down or matured, we have not purchased or funded new MPF Loans at the same levels as in the past due to capital limitations. Capital limitations have resulted from reductions of outstanding voluntary capital stock, which decreased the capital available to support the assets on our balance sheet, while maintaining the regulatory capital plus subordinated notes to assets ratio of 4.5% imposed by the Written Agreement. Also, we no longer purchase participation interests in MPF Loans with other FHLBs unless we have a pre-existing contractual obligation to do so, which has negatively impacted purchases and fundings.

For the third quarter, non-interest income (loss) was $(8) million compared to $(28) million. Non-interest income (loss) increased $20 million as a result of net gains recognized on trading securities of $24 million compared to a net loss of $26 million. We recognized losses from derivatives and hedging activities of $37 million compared to $5 million.

Federal Home Loan Bank of Chicago

Net gains were recognized on trading securities due to decreases in market interest rates during the quarter. In the prior period, interest rates were steadily increasing, which resulted in losses. Trading securities are hedged economically with interest rate swaps, and changes in fair value of these interest rate swaps are recognized in derivatives and hedging activities. During the same periods, we recognized losses of $20 million in the third quarter 2006 and gains of $21 million in the third quarter 2005 from these hedges, effectively offsetting the change in fair values of the trading securities portfolio.

On October 17, 2006, the Board of Directors declared and approved a 3.10% (annualized rate) cash dividend based on third quarter 2006 results to be paid to members on November 15, 2006.

We continue to make progress on and have met nearly all of the requirements under our Written Agreement with the Finance Board, including the following: acquiring MPF Loans within required limits; consistent compliance with our minimum capital requirements; completion of required outside consulting studies on our management, risk management, hedge accounting and internal audit practices; implementation of recommendations from those studies; and Finance Board approval of our Retained Earnings and Dividend Policy.

Business Outlook

We expect that net interest margins will remain flat or continue to tighten during the fourth quarter, further negatively impacting net interest income as we have less capital to invest in interest earning assets and we experience increased interest expense related to the debt service on our subordinated notes. Future planned voluntary capital stock redemptions will further contribute to lower net interest income.

Our Retained Earnings and Dividend Policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount plus a percentage of earnings. During this time, the policy limits the percentage of earnings we can pay as dividends. As a result, we expect that the dividend rate based on the fourth quarter 2006 results will be similar to that of the third quarter. For a further discussion of anticipated future dividends see “Liquidity and Capital Resources – Capital Resources – Retained Earnings & Dividend Policy” on page 49 of this Form 10-Q.

In the fourth quarter 2006 we introduced new advance products focused on our members needs for shorter term liquidity. In addition, in response to our strategic focus on pricing on advances with maturities of one year or less, we anticipate that member demand for shorter term advances will increase during the fourth quarter. However, a number of factors may temper the growth in the advances portfolio. Such factors include a flat yield curve, an increase in the number of refunding notifications on our putable advance portfolio in which the advance is extinguished and a new advance is not requested by the member and substantial competition from alternative funding sources including brokered certificates of deposit and structured financing vehicles. Future planned voluntary capital stock redemptions and level of dividends as compared to general interest rate levels may also affect advance volumes.

During the first nine months of 2006 we purchased approximately $6.7 billion in mortgage-backed securities to generate additional net interest income. Consistent with this practice, we intend to continue to add selectively to our holdings of mortgage-backed securities in the fourth quarter.

During the first nine months of 2006 MPF Loan balances decreased 7.5%. Based on current projections, we expect our outstanding MPF Loans to decrease in total by approximately 10% for the year 2006. Purchases and fundings from large PFIs have decreased significantly in 2006 compared to 2005. However, we expect that purchases and fundings from small to medium-sized PFIs will remain at current levels over the remainder of the year.

We continue our work on further development of the MPF Program. In connection with reducing outstanding voluntary capital stock, we expect to have less capital available to support the assets on our balance sheet while maintaining the regulatory capital plus subordinated notes to assets ratio of 4.5% imposed by the Written Agreement. As such, we are exploring ways to make changes to our balance sheet structure by developing off balance sheet capabilities for funding future MPF Program investments and substantially reducing the amount of MPF assets that will remain on our balance sheet. However, prior to entering into any new off balance sheet MPF activity, we are required to submit a new business activity notice to, and receive approval from, the Finance Board. We have not yet submitted a new business activity notice to the Finance Board for any MPF off balance sheet activity. Income from the off balance sheet MPF business is expected to be less than the income generated under the current business model.

Federal Home Loan Bank of Chicago

Results of Operations

	For the three months ended September 30,				For the nine months ended September 30,
(In millions)	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
Interest income	$1,154	$896	$258	29%	$3,235	$2,616	$619	24%
Interest expense	1,063	777	286	37%	2,908	2,227	681	31%

Provision
Net interest income after provision (release of allowance) for credit losses on loans	91	119	(28)	-24%	327	389	(62)	-16%
Non-interest income (loss)	(8)	(28)	20	71%	(34)	(42)	8	19%
Non-interest expense	26	30	(4)	-13%	86	90	(4)	-4%

Income before assessments	57	61	(4)	-7%	207	257	(50)	-19%
Assessments	15	16	(1)	-6%	55	68	(13)	-19%

Net income	$42	$45	$(3)	-7%	$152	$189	$(37)	-20%

Non-interest expense to average assets-annualized [1]	0.12%	0.14%	-0.02%		0.13%	0.14%	-0.01%
Interest spread between yields on interest- earning assets and interest-bearing liabilities	0.22%	0.39%	-0.17%		0.31%	0.43%	-0.12%
Net interest margin on interest-earning assets	0.41%	0.57%	-0.16%		0.50%	0.61%	-0.11%
Return on average equity - annualized	4.85%	4.13%	0.72%		5.25%	5.61%	-0.36%

[1]	Non-interest expense includes compensation, professional service fees, amortization and depreciation of software and equipment and other operating expenses.

Net interest income is our primary source of earnings. Net interest income is the difference between interest income that we receive principally from advances, MPF Loans, investment securities and other highly liquid short-term investments (such as Federal Funds sold), and our funding costs from consolidated obligations, subordinated notes and other borrowings.

Net income was $42 million for the third quarter ended September 30, 2006. This compares to net income of $45 million for the third quarter in the prior year. For the nine months ended September 30, 2006, net income was $152 million compared to $189 million.

Net Interest Income

For the third quarter 2006 net interest income was $91 million, a decrease of $28 million or 24% from the prior year third quarter. Net interest margin decreased from 0.57% to 0.41%. For the nine months ended September 30, 2006, net interest income was $327 million compared to $389 million, which represented a decrease of $62 million or 16%. Net interest margin for the same period decreased from 0.61% to 0.50%. For both the third quarter and first nine months of 2006 we continued to experience pressure on our net interest margins. Rates on consolidated obligations increased due to the overall increase in interest rates while the yield on MPF Loans essentially remained flat. Yields on advances increased but not at the same levels as market interest rates due to our strategic focus on pricing advances more competitively. The decrease in net interest income for the third quarter and nine months was also attributable to the $1 billion issuance of subordinated notes on June 13, 2006, and $795 million in redemptions of mandatorily redeemable capital stock that related to voluntary capital stock. Interest expense from subordinated notes was $14 million for the third quarter and $17 million for the nine months ended September 30, 2006. In addition, the stock redemption reduced our ability to earn interest income from use of this capital. See Note 3, “Interest Income and Interest Expense” in this Form 10-Q for further details of the components of net interest income.

Non-interest Income

Non-interest income (loss) is principally comprised of net gains or losses from trading securities and net gains or losses from derivatives and hedging activities. Non-interest income (loss) was ($8) million compared to ($28) million in the prior year third quarter. Non-interest income increased $20 million compared to the prior quarter as a result of net gains recognized on trading securities of $24 million compared to a net loss of $26 million. This was offset by losses recognized on derivatives and hedging activities of $37 million in the third quarter 2006 compared to $5 million.

Federal Home Loan Bank of Chicago

Net gains were recognized on trading securities in the third quarter 2006 due to decreases in market interest rates during the quarter. In the prior year quarter, interest rates were steadily increasing, which resulted in market value losses on our trading securities. Trading securities are hedged economically with interest rate swaps, and changes in fair value of these interest rate swaps are recognized in derivatives and hedging activities. During the third quarter 2006, we recognized losses of $20 million on these hedges, while we recognized gains of $21 million in the prior year quarter, effectively offsetting the change in fair values of the trading securities portfolio. We recognized $14 million in losses from our hedges of MPF Loans for both third quarters 2006 and 2005.

For the nine months ended September 30, 2006, non-interest income (loss) was $(34) million compared to $(42) million. Losses from trading securities were $22 million compared to $21 million. Losses were attributable to increases in market interest rates in both 2006 and 2005. Losses from derivatives and hedging activities were $21 million compared to $29 million. Losses recognized from investment securities were offset by gains recognized on interest rates swaps used to hedge them. We recognized losses on hedges of MPF Loans of $40 million during the first nine months of 2006 compared to losses of $31 million. During 2006 we hedged more MPF Loans balances than in the prior year, which has contributed to greater income volatility.

The following tables summarize the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) for the three and nine month periods ended September 30, 2006 and 2005:

Sources of Gains / (Losses) on Derivatives and Hedging Activities Recorded in Non-Interest Income (Loss)

	For the three months ended September 30,
	2006				2005
(In millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$—	$—	$—	$—	$—	$—	$—	$—
Consolidated Obligations	(2)	—	—	(2)	(1)	—	—	(1)
Investments	—	—	(20)	(20)	—	—	21	21
MPF Loans	(15)	—	1	(14)	(9)		(5)	(14)
Stand Alone	—	—	(1)	(1)	—	—	(11)	(11)

Total	$(17)	$—	$(20)	$(37)	$(10)	$—	$5	$(5)

	For the nine months ended September 30,
	2006				2005
(In millions)	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$—	$—	$—	$—	$1	$(3)	$—	$(2)
Consolidated Obligations	(4)	—	(2)	(6)	2	3	—	5
Investments	—	—	26	26	—	—	10	10
MPF Loans	(33)	—	(7)	(40)	(19)	—	(12)	(31)
Stand Alone	—	—	(1)	(1)	—	—	(11)	(11)

Total	$(37)	$—	$16	$(21)	$(16)	$—	$(13)	$(29)

Non-interest Expense

For the third quarter, non-interest expense was $26 million, down $4 million from the year ago period of $30 million. Compensation increased $4 million to $17 million, due principally to increased head count. Amortization of software was $3 million, down $2 million compared to $5 million. Gains of $3 million on sales of other real-estate owned resulted in a net gain within MPF Program expense of $1 million compared to net expenses of $1 million.

Federal Home Loan Bank of Chicago

For the nine months ended September 30, 2006, non-interest expense was $86 million, down $4 million compared to $90 million for the year ago period. Compensation increased $6 million to $47 million, due principally to increased headcount. Professional services fees were $7 million compared to $10 million. Professional service fees have decreased $3 million due to decreased use of outside professional consultants. We recognized software and equipment amortization and depreciation of $12 million compared to $14 million. The decrease was a result of a software impairment recognized in the fourth quarter 2005, which limited the depreciable base of software in 2006. MPF Program expenses were down $2 million due to sales of real-estate owned in the third quarter 2006.

Average Balances/Net Interest Margin/Rates

The following tables summarize average balances, interest rates and interest differentials for the three and nine months ended September 30, 2006 and 2005. The tables also presents an analysis of the effect on net interest income of volume and rate changes for the periods. In this analysis, the change due to the volume/rate variance has been allocated to rate.

	For the three months ended September 30,
	2006			2005			Increase /(Decrease) due to
(In millions)	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate	Volume	Rate	Net change
Assets

Federal funds sold and securities purchased under agreements to resell	$10,136	$136	5.36%	$7,126	$63	3.53%	$27	$46	$73
Total investments [1]	14,628	197	5.27%	8,255	89	4.29%	72	36	108
Advances [1]	25,169	313	4.87%	24,573	216	3.44%	7	90	97
MPF Loans held in portfolio [1,2,3]	39,152	508	5.18%	43,478	528	4.86%	(51)	31	(20)

Total interest-earning assets	$89,085	$1,154	5.18%	$83,432	$896	4.29%	$55	$203	$258

Allowance for loan losses	(1)			(4)
Other assets	996			758

Total assets	$90,080			$84,186

Liabilities and Capital

Interest bearing deposits	$1,013	$13	5.24%	$1,257	$11	3.38%	$(3)	$5	$2
Securities sold under agreements to repurchase	1,200	24	7.83%	1,200	15	4.98%	—	9	9
Consolidated obligation bonds [1]	67,588	815	4.82%	60,715	606	3.99%	69	140	209
Consolidated obligation discount notes	14,867	197	5.21%	16,348	145	3.47%	(13)	65	52
Mandatorily redeemable capital stock	32	—	3.29%	14	—	6.81%	—	—	—
Subordinated notes	1,000	14	5.68%	—	—	0.00%	—	14	14

Total interest-bearing liabilities	$85,700	$1,063	4.96%	$79,534	$777	3.90%	$53	$233	$286

Other liabilities	960			276
Total Capital	3,420			4,376

Total Liabilities and Capital	$90,080			$84,186

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.22%			0.39%

Net interest margin on interest-earning assets	$89,085	$91	0.41%	$83,432	$119	0.57%	$2	$(30)	$(28)

Average interest-earning assets to interest-bearing liabilities			103.95%			104.90%

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Nonperforming loans, which include non-accrual and renegotiated loans, are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of approximately $13 million and $26 million during the three months ended September 30, 2006 and 2005, respectively.

Federal Home Loan Bank of Chicago

	For the nine months ended September 30,
	2006			2005			Increase /(Decrease) due to
(In millions)	Average Balance	Interest	Yield /Rate	Average Balance	Interest	Yield /Rate	Volume	Rate	Net Change
Assets

Federal Funds sold and securities purchased under agreements to resell	$8,855	$330	4.96%	$6,923	$155	2.95%	$41	$134	$175
Total investments [1]	12,959	498	5.12%	8,165	256	4.16%	148	94	242
Advances [1]	25,159	875	4.59%	24,270	565	3.07%	22	288	310
MPF Loans held in portfolio [1,2,3]	40,211	1,532	5.07%	44,798	1,640	4.88%	(165)	57	(108)

Total interest-earning assets	$87,184	$3,235	4.95%	$84,156	$2,616	4.13%	$46	$573	$619

Allowance for loan losses	(1)			(4)
Other assets	1,000			759

Total assets	$88,183			$84,911

Liabilities and Capital

Interest bearing deposits	$1,036	$37	4.81%	$1,186	$25	2.84%	$(3)	$15	$12
Securities sold under agreements to repurchase	1,200	66	7.28%	1,200	39	4.33%	—	27	27
Consolidated obligation bonds [1]	65,249	2,213	4.52%	60,658	1,780	3.92%	140	293	433
Consolidated obligation discount notes	15,478	572	4.88%	17,072	382	2.95%	(35)	225	190
Mandatorily redeemable capital stock	161	3	2.85%	16	1	6.05%	6	(4)	2
Subordinated notes	403	17	5.64%	—	—	0.00%	—	17	17

Total interest-bearing liabilities	$83,527	$2,908	4.64%	$80,132	$2,227	3.70%	$108	$573	$681

Other liabilities	820			301
Total Capital	3,836			4,478

Total Liabilities and Capital	$88,183			$84,911

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.31%			0.43%

Net interest margin on interest-earning assets	$87,184	$327	0.50%	$84,156	$389	0.61%	$(62)	$—	$(62)

Average interest-earning assets to interest-bearing liabilities			104.38%			105.02%

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Nonperforming loans, which include non-accrual and renegotiated loans, are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of approximately $42 million and $75 million during the nine months ended September 30, 2006 and 2005, respectively.

Federal Home Loan Bank of Chicago

Statements of Condition Overview

The major components of our statements of condition at September 30, 2006 and December 31, 2005, were as follows:

(In millions)	September 30, 2006	December 31, 2005	Increase /(Decrease)
			Amount	Percent
Assets
Federal Funds sold and securities purchased under agreement to resell	$9,310	$6,945	$2,365	34%
Investment securities	14,875	10,770	4,105	38%
Advances	25,294	24,921	373	1%
MPF Loans held in portfolio, net	38,855	42,005	(3,150)	-7%
Other assets	572	705	(133)	-19%

Total Assets	$88,906	$85,346	$3,560	4%

Liabilities and Capital
Deposits	$1,220	$1,057	$163	15%
Discount notes	14,020	16,778	(2,758)	-16%
Bonds	66,849	61,118	5,731	9%
Other liabilities	2,378	2,255	123	5%
Subordinated notes	1,000	—	1,000	100%

Total Liabilities	85,467	81,208	4,259	5%

Total Capital	3,439	4,138	(699)	-17%

Total Liabilities and Capital	$88,906	$85,346	$3,560	4%

Federal Funds sold and securities purchased under agreements to resell – We continued to maintain higher liquidity balances in the third quarter 2006 compared to December 31, 2005, in order to meet our member demand for shorter term advances. During the first half of 2006, we increased investment in overnight and term Federal Funds to increase liquidity in response to the Federal Reserve Bank Policy Statement on Payments System Risk. To support this policy, we agreed with the other FHLBs and the Office of Finance to provide liquidity in the event of a failure by one or more FHLBs to timely make payments on consolidated obligations. As part of that agreement, we are the designated Bank to provide this liquidity every July.

Investment securities – We continue to purchase mortgage-backed securities in 2006 (in part using proceeds from the sale of securities in our trading portfolio) in order to generate additional interest income. Purchases of mortgage-backed securities during 2006 have been classified as held-for-maturity and available-for-sale. Purchases of investment securities classified as available-for-sale were for liquidity and asset/liability management purposes.

Advances – Advances increased by $373 million compared to year end 2005, due principally to higher member demand for shorter term advances during the third quarter 2006. Advance growth has been tempered by a flat yield curve, an increase in the number of refunding notifications on our putable advance portfolio as result of which advances were extinguished and new advances were not requested by our members and substantial competition from alternative funding sources including brokered certificates of deposit and structured financing vehicles.

Federal Home Loan Bank of Chicago

MPF Loans held in portfolio, net – MPF Loans decreased $3.1 billion from December 31, 2005 to $38.9 billion at September 30, 2006. Principal pay downs and maturities of existing MPF Loans have been greater than new MPF Loan purchases and fundings. MPF Loan purchases and fundings have decreased due to higher market interest rates and a decrease in fixed-rate mortgage loan demand as more borrowers have turned to adjustable rate and other alternative mortgage loan products. In addition, we have not purchased or funded new MPF Loans at the same levels as in the past due to capital limitations, resulting from reductions in our voluntary capital stock. Also, effective March 1, 2006, we no longer enter into new Master Commitments with other FHLBs to purchase participation interests unless we have a pre-existing contractual obligation with another FHLB, which has negatively impacted purchases and fundings. However, we did this because whole loans are more liquid than participation interests. We continue to actively purchase and fund MPF Loans from small to medium-sized PFIs but have purchased fewer MPF Loans from larger PFIs compared to prior periods.

Consolidated Obligation Discount Notes and Bonds – Consolidated discount notes have decreased $2.8 billion from December 31, 2005, to $14.0 billion at September 30, 2006. We have used less shorter term funding because the flat yield curve has made this funding source less attractive. We have used longer dated consolidated obligation bonds to fund our purchases of mortgage-backed securities and investments. Additionally, we have on occasion issued longer term consolidated obligations to reduce balance sheet duration, the proceeds of which have been used to reduce discount note volumes outstanding.

Other Liabilities - Other liabilities consist primarily of securities sold under agreements to repurchase, accrued interest payable, derivative liabilities, mandatorily redeemable capital stock and AHP and REFCORP assessments payable. Other liabilities increased $123 million to $2.4 billion at September 30, 2006. Accrued interest payable increased $292 million to $843 million at September 30, 2006, primarily as a result of increases in market interest rates during 2006. Mandatorily redeemable capital stock decreased by $192 million to $30 million at September 30, 2006, as a result of the Bank fulfilling redemption requests from former members. The following table summarizes changes in the AHP and REFCORP assessments payable. There were no significant changes in the remaining components of other liabilities.

	For the three months ended September 30,		For the nine months ended September 30,
(In millions)	2006	2005	2006	2005
AHP-
Balance, Beginning of Period	$73	$88	$78	$82
AHP assessments	5	5	17	21
AHP assessments paid	(9)	(10)	(26)	(20)

Balance, September 30	$69	$83	$69	$83

REFCORP-
Balance, Beginning of Period	$14	$17	$12	$43
REFCORP assessments	10	11	38	47
REFCORP assessments paid	(13)	(17)	(39)	(79)

Balance, September 30	$11	$11	$11	$11

Subordinated Notes – On June 13, 2006, we issued $1 billion aggregate principal amount of 5.625% ten-year subordinated notes. The subordinated notes are not obligations of and are not guaranteed by the FHLBs other than the Bank. See “Note 8 – Subordinated Notes” in this Form 10-Q.

Total Capital – Total capital was $3.4 billion at September 30, 2006. Total capital decreased $699 million for the nine months ended September 30, 2006, due primarily to the redemption of voluntary capital stock following the sale of subordinated notes in the second quarter. At that time, $780 million in capital stock was reclassified to mandatorily redeemable capital stock. Retained earnings increased $68 million to $593 million at September 30, 2006. In accordance with our Retained Earnings and Dividend Policy, we have retained additional earnings over the minimum requirements of our policy in order to build a stronger capital base.

Federal Home Loan Bank of Chicago

Off Balance Sheet Arrangements

We meet the scope exception for qualified special purpose entities under FIN 46-(R) (as amended) “Consolidation of Variable Interest Entities,” and accordingly, do not consolidate our investment in MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as held-to-maturity and are not publicly traded or guaranteed by any of the FHLBs. We do not have any other involvement in special purpose entities or off balance sheet conduits.

Contractual Obligations and Commitments

For additional information related to contractual obligations and commitments, refer to our December 31, 2005 Form 10-K. We have not experienced any material changes in contractual obligations and commitments during the nine months ended September 30, 2006, except for the issuance of subordinated notes on June 13, 2006, which are scheduled to mature on June 13, 2016. For a further discussion of the subordinated notes see “Note 8 – Subordinated Notes” in this Form 10-Q.

Federal Home Loan Bank of Chicago

Operating Segment Results

We manage our operations by grouping products and services within two operating segments. The measure of profit or loss and total assets for each segment is contained in Note 11 – “Segment Information” in this Form 10-Q. These operating segments are:

•	The MPF Program which includes primarily MPF Loans and MPF Shared Funding investment securities; and

•	Traditional Member Finance, which includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments and deposit products.

The internal organization that is used by management for making operating decisions and assessing performance is the source of the reportable segments.

The following table summarizes operating segment results:

	MPF Program		Traditional Member Finance		Total Bank
(In millions)	2006	2005	2006	2005	2006	2005
Income for the three months ended September 30, -
Interest income	$518	$540	$636	$356	$1,154	$896
Interest expense	455	447	608	330	1,063	777

Net interest income	63	93	28	26	91	119
Non-interest income (loss)	(8)	(27)	—	(1)	(8)	(28)
Non-interest expense	13	21	13	9	26	30
Assessments	11	11	4	5	15	16

Net income	$31	$34	$11	$11	$42	$45

Income for the nine months ended September 30, -
Interest income	$1,564	$1,661	$1,671	$955	$3,235	$2,616
Interest expense	1,330	1,359	1,578	868	2,908	2,227

Net interest income	234	302	93	87	327	389
Non-interest income (loss)	(31)	(30)	(3)	(12)	(34)	(42)
Non-interest expense	46	52	40	38	86	90
Assessments	42	58	13	10	55	68

Net income	$115	$162	$37	$27	$152	$189

As of September 30, 2006 and December 31, 2005 -
Total assets	$39,399	$42,926	$49,507	$42,420	$88,906	$85,346

Federal Home Loan Bank of Chicago

MPF® Program Results of Operations

Net interest income is the difference between interest income that we receive principally from MPF Loans and MPF Shared Funding investment securities classified as held-to-maturity less our funding costs. Funding of MPF Program assets comes predominantly from consolidated obligations. Interest income and expense from derivatives used to hedge MPF Loans and consolidated obligations are included in interest income and interest expense, respectively. All other economic hedging activities are included in non-interest income (loss).

The following table summarizes the results for the MPF Program for the three and nine month periods ended September 30, 2006 and December 31, 2005:

	For the three months ended September 30,				For the nine months ended September 30,
(In millions)	2006	2005	Change	Percentage Change	2006	2005	Change	Percentage Change
Interest income	$518	$540	$(22)	-4%	$1,564	$1,661	$(97)	-6%
Interest expense	455	447	8	2%	1,330	1,359	(29)	-2%

Net interest income	63	93	(30)	-32%	234	302	(68)	-23%
Non-interest income (loss)	(8)	(27)	19	70%	(31)	(30)	(1)	-3%
Non-interest expenses	13	21	(8)	-38%	46	52	(6)	-12%
Assessments	11	11	—	0%	42	58	(16)	-28%

Net Income	$31	$34	$(3)	-9%	$115	$162	$(47)	-29%

For the third quarter 2006, net interest income was $63 million. Net interest income decreased $30 million compared to $93 million last year. For the nine months ended September 30, 2006, net interest income was $234 million, down $68 million from $302 million. Net interest income decreased for the quarter and the nine months ended September 30, 2006, due principally to a reduction in outstanding MPF Loans and increased funding costs.

For the nine months ended September 30, 2006, interest income from MPF Loans, excluding Shared Funding, was $1,532 million, down $108 million compared to $1,640 million last year. The change in interest income is primarily attributable to higher yields on a smaller average balance of MPF Loan balances. Principal pay-downs and maturities on existing MPF Loans continue to exceed new purchases and fundings. This is due to higher market interest rates, borrower demand for adjustable rate and other alternative mortgage loan products and our capital limitations.

We typically purchase or fund mortgage loans at a premium or discount from our PFIs, because market interest rates will change from when a homeowner locks in a rate with our PFI and when the PFI locks in a delivery commitment with the Bank. In addition, borrowers typically elect to pay a higher than market rate on their mortgage loan in exchange for a reduction in up-front loan origination points, fees and other loan costs. As a result, MPF Loans typically have a net premium. We also hedge a portion of our MPF Loan portfolio in accordance with SFAS 133 creating SFAS 133 hedging adjustments on MPF Loans which are similar to premiums and discounts. Premiums, discounts and SFAS 133 hedging adjustments are deferred and amortized over the contractual life of the individual MPF Loans which cause variability in interest income as interest rates rise or fall.

As interest rates increase, prepayments on MPF Loans tend to decrease because borrowers are less likely to refinance their existing mortgage loans at a higher interest rate. The inverse is true in a falling rate environment because it becomes more economical for borrowers to refinance their existing mortgage loans. If borrowers prepay early, the premium amortization will result in a lower yield on MPF Loans and lower net interest income. As a result, we closely monitor our net premium position and SFAS 133 hedging adjustments. During the quarter, changes in interest rates have not resulted in significant prepayment activity. During the nine months ended September 30, 2006, interest rates have increased causing prepayment activity to slow down. As a result, we recognized only $13 million and $42 million in net premium amortization for the three and nine month periods ended September 30, 2006, respectively, which reduced net interest income.

Federal Home Loan Bank of Chicago

The following table summarizes information related to our net premium/(discount) and cumulative basis adjustments on MPF Loans.

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2006	2005	2006	2005
Net premium expense for the period	$13	$26	$42	$75
MPF Loans, net premium balance at period-end	221	286	221	286
MPF Loans, par balance at period-end	38,639	42,983	38,639	42,983
Premium balance as a percent of MPF Loans	0.57%	0.67%	0.57%	0.67%
Cumulative basis adjustments on MPF loans[1]	$(5)	$(33)	$(5)	$(33)

[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

Non-interest income (loss) was $(8) million in the third quarter 2006 compared to $(27) million. Non-interest income (loss) consists principally of derivatives and hedging activities. We recognized losses due to hedge ineffectiveness and economic hedges of MPF Loans of $14 million during both quarters 2006 and 2005. Non-interest income (loss) for the nine months ended September 30, 2006, was flat compared to the nine months ended September 30, 2005, at $(31) million and $(30) million, respectively.

Total MPF Program assets were $39.4 billion at September 30, 2006, down $3.5 billion from $42.9 billion at December 31, 2005. The following table summarizes the major assets of the MPF Program segment:

	September 30, 2006	December 31, 2005	Change	Percentage Change
MPF Loans	$38,855	$42,005	$(3,150)	-7%
Investments-Shared Funding	381	417	(36)	-9%
Other Assets	163	504	(341)	-68%

Total Assets	$39,399	$42,926	$(3,527)	-8%

Total assets have decreased, due principally to principal paydowns and maturities of existing MPF Loans which have exceeded new purchases and fundings. This is due to higher market interest rates and a decrease in fixed-rate mortgage loan demand as more borrowers have turned to adjustable rate and other alternative mortgage loan products which the MPF Program does not offer. In addition, we have not purchased or funded MPF Loans at the same levels as in the past due to capital limitations resulting from reductions in our voluntary capital stock. Also, to increase our control on liquidity over our MPF Loan volume, effective March 1, 2006, we no longer enter into new Master Commitments to purchase participation interests from other FHLBs unless we have a pre-existing contractual obligation. This has also negatively impacted purchases and fundings during 2006.

Federal Home Loan Bank of Chicago

The following table summarizes MPF Loan information by product at September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
(In millions)	Fixed Medium Term	Fixed Long Term	Total	Fixed Medium Term	Fixed Long Term	Total
MPF ProgramType-
Conventional Loans
Original MPF	$1,778	$3,344	$5,122	$1,888	$3,117	$5,005
MPF 100	2,055	3,183	5,238	2,263	3,244	5,507
MPF 125	308	582	890	328	544	872
MPF Plus	8,901	13,054	21,955	9,989	14,256	24,245
Government Loans
Original MPF for FHA/VA	343	5,080	5,423	394	5,770	6,164
Native American Mortgage Purchase Program (HUD Section 184)		11	11		7	7

Total par value of MPF Loans	$13,385	$25,254	$38,639	$14,862	$26,938	$41,800
Agent fees, premium (discount)			221			261
Loan commitment basis adjustment			(15)			(14)
SFAS 133 hedging adjustments			10			(41)
Allowance for loan loss			(1)			(1)
Recovery from Credit Enhancement			1			—

Total MPF Loans held in portfolio, net			$38,855			$42,005

The FHLB of San Francisco announced on October 6, 2006, that it will no longer offer new Master Commitments to purchase MPF Loans from its members although it intends to retain its existing portfolio of MPF Loans. Because we are no longer entering into participations in new Master Commitments of other FHLBs, this announcement will have no impact on our future MPF Loan purchases and funding. In addition, because our revenues from MPF transaction processing services charged to the FHLB of San Francisco are not significant, this announcement will not have a material effect on our MPF business or operations.

The par value of MPF Loans purchased or funded by MPF product type during the three and nine months ended September 30, 2006 and September 30, 2005, were as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change
(In millions)	Purchased/ Funded	Purchased/ Funded		Purchased/ Funded	Purchased/ Funded
MPF Product Type-
Original MPF	$211	$328	-35.7%	$551	$861	-36.0%
MPF 100	77	161	-52.2%	228	449	-49.2%
MPF 125	30	68	-55.9%	89	220	-59.5%
MPF Plus	29	345	-91.6%	222	715	-69.0%
Original MPF for FHA/VA	25	235	-89.4%	91	1,061	-91.4%

Total par value of MPF Loans purchased/funded	$372	$1,137	-67.3%	$1,181	$3,306	-64.3%

We continue to actively purchase and fund MPF Loans from small and medium sized PFIs but have purchased fewer MPF Loans from larger PFIs compared to prior periods. The total number of active PFIs that participate in the MPF Program has continued to increase. As of September 30, 2006, active PFIs totaled 259 compared to 248 at December 31, 2005.

The Bank, in its role as MPF Provider, establishes the eligibility rules for MPF Loans. When a PFI fails to comply with the requirements of the PFI Agreement, MPF Origination Guide, MPF Servicing Guide, applicable law or terms of mortgage documents, the PFI may be required to repurchase an MPF Loan which is impacted by such failure. Reasons for which a PFI could be required to repurchase an MPF Loan may include, but are not limited to, MPF Loan ineligibility, failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentation.

In addition, a PFI may, under the terms of the MPF Servicing Guide, elect to repurchase any Government MPF Loan for an amount equal to 100% of the Government MPF Loan’s then current scheduled principal balance and accrued interest thereon provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”) in order to preserve the insurance guaranty coverage.

Federal Home Loan Bank of Chicago

The following table summarizes our PFI MPF Loan repurchase activity related to representation and warranty defects and loss mitigation requirements of FHA and VA, for the three and nine month periods ended September 30, 2006 and 2005:

	For the three months ended September 30,		For the nine months ended September 30,
(In millions, except number of loans)	2006	2005	2006	2005
Conventional MPF Loans-
Conventional MPF Loan repurchases	$2	$4	$8	$13
Average Daily Balance of Conventional MPF Loans	33,612	36,955	34,431	38,163

% Repurchased	0.01%	0.01%	0.02%	0.03%
Number of conventional MPF Loans repurchased	29	55	103	178
Government MPF Loans-
Government MPF Loan repurchases	$5	$12	$12	$75
Average Daily Balance of Government MPF Loans	5,533	6,524	5,775	6,635

% Repurchased	0.09%	0.18%	0.21%	1.13%
Number of government MPF Loans repurchased	66	170	153	945

Concentration Risks

The MPF Loan business is subject to various concentration risks which could negatively impact our business, financial condition and results of operations. See “Risk Management—Credit Risk—MPF Loans” on page 51 of this Form 10-Q.

Federal Home Loan Bank of Chicago

Traditional Member Finance Results of Operations

Net interest income is the difference between (i) interest income that we receive principally from advances, investment securities (excluding MPF Shared Funding investment securities classified as held-to-maturity) and Federal Funds sold and (ii) our funding costs predominantly from consolidated obligation bonds. Interest income and expense from derivatives used to hedge advances and consolidated obligation bonds are included in interest income and interest expense, respectively. All other economic hedging activities, such as hedges of investment securities classified as trading, are included in non-interest income (loss).

The following table summarizes the results for Traditional Member Finance for the three and nine month periods ended September 30, 2006 and September 30, 2005:

(In millions)	For the three months ended September 30,		Change	Percentage Change	For the nine months ended September 30,		Change	Percentage Change
	2006	2005			2006	2005
Interest income	$636	$356	$280	79%	$1,671	$955	$716	75%
Interest expense	608	330	278	84%	1,578	868	710	82%

Net interest income	28	26	2	8%	93	87	6	7%
Non-interest income (loss)	—	(1)	1	100%	(3)	(12)	9	75%
Non-interest expenses	13	9	4	44%	40	38	2	5%
Assessments	4	5	(1)	-20%	13	10	3	30%

Net Income	$11	$11	$—	0%	$37	$27	$10	37%

Net interest income was $28 million for the third quarter 2006 compared to $26 million in the prior year quarter. Net interest income for the nine months ended 2006 was $93 million which represented an increase of $6 million compared to $87 million in the same period 2005. Net interest income increased for the quarter and the nine months ended as a result of higher average balances from investment securities and liquid investments, such as Federal Funds sold. Although changes in market interest rates have increased interest income for the third quarter and nine months ended 2006 compared to similar periods in the prior year, these increases have been offset by similar increases in our funding costs. In addition, strategic pricing initiatives on shorter-term advances during 2006 have also impacted net interest income.

Non-interest income (loss) for the third quarter 2006 was essentially unchanged compared to the prior year quarter. Net gains on investment securities classified as trading during the third quarter 2006 were offset by losses recognized on interest swaps used to economically hedge these investments. This was due to decreases in market interest rates during the quarter. In 2005, market interest rates were increasing, which resulted in losses in our investment securities which were offset by gains on interest rates swaps used to hedge this portfolio. Non-interest income (loss) for the nine months ended 2006 was ($3) million compared to ($12) million. For the nine months ended September 30, 2006, we experienced less income volatility in our investment securities and derivative and hedging portfolios as compared to the same period in 2005.

Non-interest expense increased $4 million during the third quarter 2006 from $9 million to $13 million. For the nine months ended September 30, 2006, non-interest expense was $40 million compared to $38 million. The increase for both the quarter and nine months was principally due to increased compensation expense as a result of increased headcount.

Federal Home Loan Bank of Chicago

The following table summarizes the major assets of the Traditional Member Finance segment:

	September 30, 2006	December 31, 2005	Change	Percentage Change
Advances	$25,294	$24,921	$373	1%
Investments	10,941	7,476	3,465	46%
Other Assets	13,272	10,023	3,249	32%

Total Assets	$49,507	$42,420	$7,087	17%

Advances increased by $373 million compared to December 31, 2005, due principally to higher member demand for shorter term advances during the third quarter 2006. Advance growth has been tempered by a flat yield curve, an increase in the number of refunding notifications on our putable advance portfolio in which advances were extinguished and new advances were not requested by our members and substantial competition from alternative funding sources including brokered certificates of deposits and structured financing vehicles.

We extend advances to our members and eligible housing associates based on the security of mortgages and other collateral that our members and eligible housing associates pledge. Advances support residential mortgages held in our members’ portfolios, and may be used for any valid business purpose in which a member is authorized to invest. Advances serve as a funding source for a variety of conforming mortgage loans and nonconforming mortgages, including loans that members may be unable or unwilling to sell in the secondary mortgage market. We offer a variety of advances to our members. The following table shows the carrying value of advances by type:

	September 30, 2006		December 31, 2005
(In millions)	Carrying Value	Percent of Total Advances Outstanding	Carrying Value	Percent of Total Advances Outstanding
Fixed-Rate	$19,577	77.3%	$19,624	78.7%
Variable-Rate	4,774	18.8%	3,924	15.7%
Open-Line	685	2.7%	1,176	4.7%
Fixed Amortizing	161	0.6%	172	0.7%
Floating to Fixed Convertible	155	0.6%	55	0.2%

Total par value of advances	25,352	100.0%	24,951	100.0%

SFAS 133 hedging adjustments	(58)		(30)

Total advances	$25,294		$24,921

Federal Home Loan Bank of Chicago

We sell Federal Funds and purchase investment securities in order to meet our member demands for liquidity and to earn additional net interest income. The following table summarizes the carrying value of investment securities by type and classification.

Carrying Value

Investment Securities

	As of September 30, 2006				As of December 31, 2005
(In millions)	Trading	Available- for-sale	Held-to- Maturity	Total	Trading	Available- for-sale	Held-to- Maturity	Total
Commercial paper	$—	$—	$888	$888	$—	$—	$1,493	$1,493
Government-sponsored enterprises	331	992	149	1,472	986	975	149	2,110
Consolidated obligations of other FHLBs	25	—	—	25	25	—	—	25
State or local housing agency obligations	—	—	66	66	—	—	82	82
SBA/SBIC	—	—	326	326	—	—	666	666
Mortgage-backed securities:
Government-sponsored enterprises	35	68	5,642	5,745	40	77	4,381	4,498
Government-guaranteed	7	—	44	51	8	—	56	64
MPF Shared Funding	—	—	381	381	—	—	417	417
Privately issued	21	2,074	3,826	5,921	28	738	649	1,415

Total investment securities	$419	$3,134	$11,322	$14,875	$1,087	$1,790	$7,893	$10,770

Federal Funds sold and securities purchased under agreement to resell				$9,310				$6,945

Total Federal Funds sold and securities purchased under agreements to resell have increased from $6.9 billion at December 31, 2005 to $9.3 billion at September 30, 2006. We have continued to maintain higher liquidity balances compared to December 31, 2005 in order to meet our member demand for shorter term advances and in response to the Federal Reserve Bank Policy Statement on Payments System Risk.

Investment securities have increased $4.1 billion to $14.9 billion at September 30, 2006 from $10.8 billion at December 31, 2005. We actively purchased mortgage-backed securities during the first nine months of 2006 in order to generate additional net interest income. Purchases of mortgage-backed securities during 2006 were classified as held-to-maturity and available-for-sale. Purchases of investment securities classified as available-for-sale were for liquidity and asset/liability management purposes.

Federal Home Loan Bank of Chicago

Liquidity & Capital Resources

Liquidity

We are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by our Board of Directors. For a description of these regulations and policies see our December 31, 2005 Form 10-K.

As of September 30, 2006, we had overnight liquidity of $4.9 billion, in excess of our policy requiring overnight liquid assets to be at least equal to 5% of total assets. In light of the available liquidity described above, we expect to be able to remain in compliance with our liquidity requirements.

The following table summarizes our liquidity needs over a cumulative five business day period, the sources of liquidity that we hold to cover our needs and our net liquidity in excess of our total uses and reserves as of September 30, 2006. The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue any new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits).

Cumulative Five Business Days Liquidity Measurement

as of September 30, 2006

(In millions)	Cumulative Five Business Days
Liquidity Sources
Consolidated obligations traded but not settled	$2,360
Cash from contractual maturities, federal funds sold, resale agreements	9,338
Maturing advances	1,287
Investment securities and loans eligible for sale/repurchase	9,418

Total Sources	22,403

Liquidity Uses and Reserves
Contractual principal payments	2,964
Reserves[1]	1,164

Total Uses and Reserves	4,128

Net liquidity in excess of liquidity uses and reserves	$18,275

[1]	Reserves are equal to $1 billion plus 25% of customer deposits.

To support our member deposits, Finance Board regulations require us to have an amount at least equal to current deposits invested in: obligations of the U.S. government, deposits in eligible banks or trust companies or advances with a maturity not exceeding five years. As of September 30, 2006, the Bank had excess liquidity of $30.1 billion to support member deposits.

Federal Home Loan Bank of Chicago

Funding

Consolidated Obligations

The following table summarizes the consolidated obligations of the System as a whole and those for which we were the primary obligor at September 30, 2006 and December 31, 2005:

	As of September 30, 2006			As of December 31, 2005
(In millions, par value)	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$798,419	$159,605	$958,024	$757,110	$180,350	$937,460
The Bank as primary obligor	68,793	14,107	82,900	63,006	16,865	79,871
The Bank as a percent of the FHLB System	8.6%	8.8%	8.7%	8.3%	9.4%	8.5%

Short-term borrowings consisted of consolidated obligation discount notes for which we were the primary obligor at September 30, 2006 and December 31, 2005. For further details, see Note 7 – “Consolidated Obligations” in this Form 10-Q.

Subordinated Notes

On June 13, 2006, we issued $1 billion of ten-year subordinated notes. The subordinated notes are not obligations of and are not guaranteed by the FHLBs other than the Bank. See “Note 8 – Subordinated Notes” in this Form 10-Q.

Capital Resources

Capital Amounts

On October 18, 2005, our Board of Directors suspended redemptions of voluntary capital stock to help stabilize our capital base. Our Board of Directors voted on May 16, 2006, to allow for the redemption of voluntary capital stock in accordance with capital stock redemption guidelines approved by the Finance Board and the redemption windows announced by us. On May 23, 2006, we notified our members of the first voluntary capital stock redemption window and of the process for redeeming voluntary capital stock. In accordance with our capital stock redemption guidelines, we redeemed voluntary capital stock of $795 million on June 20, 2006.

On November 8, 2006, the Finance Board authorized the Bank to redeem $375 million of voluntary capital stock during the fourth quarter of 2006. We plan to complete the redemption during December 2006 and will follow the same capital stock redemption guidelines that were used during the June 2006 redemption. We are in the process of notifying our members of the redemption window and of the process for redeeming voluntary capital stock. If member redemption requests exceed the $375 million available to fund redemptions, we intend to redeem shares on a pro rata basis. With the redemption of $795 million of voluntary capital stock during the second quarter and the planned redemption of an additional $375 million of voluntary capital stock during the fourth quarter, approximately 60% of voluntary capital stock outstanding as of December 31, 2005 will have been redeemed by the end of the year.

We expect to announce additional redemption periods in 2007 and 2008, if necessary, until all member requests for redemption have been satisfied. We will be required to obtain Finance Board authorization of these additional voluntary capital stock redemptions. In addition, we will likely be required to further amend the Written Agreement, with the approval of the Finance Board, to reduce the aggregate amount of regulatory capital stock plus subordinated notes that we must maintain. There can be no assurance that we will receive such Finance Board authorization.

Federal Home Loan Bank of Chicago

The following table summarizes the concentration of the top five capital stock balances outstanding by member:

	September 30, 2006		December 31, 2005
(Dollars in millions)	Capital Stock	% of Total	Capital Stock	% of Total
LaSalle Bank N.A.	$255	8.5%	$311	7.8%
One Mortgage Partners Corp. [1]	214	7.2%	306	7.7%
Mid America Bank, FSB	159	5.3%	166	4.2%
Associated Bank, NA	142	4.8%	195	4.9%
State Farm, F.S.B.	133	4.5%	171	4.3%
All other members	2,081	69.7%	2,832	71.1%

Total Regulatory Capital Stock	$2,984	100.0%	$3,981	100.0%

Less Mandatorily
Redeemable Capital Stock [2]	(30)		(222)

Capital Stock	$2,954		$3,759

Total Regulatory Capital Stock [2]	$2,984		$3,981
Plus: Retained Earnings	593		525
Designated Amount of Subordinated notes	1,000		—

Total Regulatory Capital	$4,577		$4,506

Total Capital	$3,439		$4,138

Voluntary Capital Stock	$1,288		$2,331

Voluntary Capital Stock as a Percent of Total Regulatory Capital	28.1%		51.7%

[1]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[2]	Mandatorily redeemable capital stock is recorded as a liability in the accompanying statements of financial condition but is included in regulatory capital stock and in the calculation of the regulatory capital and leverage ratios.

Total capital, which includes retained earnings and OCI, decreased $699 million for the nine months ended September 30, 2006 as compared to December 31, 2005. The decrease was primarily attributable to the transfer of capital stock to mandatorily redeemable capital stock as a result of our redemption of $795 million of voluntary capital stock following the issuance of subordinated notes in the second quarter 2006. In connection with the second quarter voluntary capital stock redemption, we transferred $780 million of capital stock to mandatorily redeemable capital stock, while $15 million had already been classified as mandatorily redeemable.

Capital stock accounted for 86% of total capital at September 30, 2006, compared to 91% of total capital at December 31, 2005, as retained earnings increased to $593 million, up $68 million from $525 million at December 31, 2005. See “Retained Earnings & Dividend Policy” on page 49 of this Form 10-Q. At September 30, 2006, we held $30 million of mandatorily redeemable capital stock from 13 members as a result of voluntary withdrawals and terminations of membership due to merger activity, of which the Bank expects to redeem $15 million over the next 12 months.

Subsequently, from October 1, 2006 through October 31, 2006, $1 million of capital stock was reclassified to mandatorily redeemable capital stock for one member. This request was due to termination of membership in conjunction with an out-of-district merger. We received no member requests to voluntarily withdraw from membership during the month. Redemption of members’ mandatorily redeemable capital stock is honored subject to, among other things, our maintaining our minimum regulatory capital and leverage requirements, liquidity requirements (under certain circumstances) and Finance Board approval, to the extent required.

Minimum Regulatory Capital Requirements

Our regulatory capital ratios of 5.1% and 5.3% at September 30, 2006 and December 31, 2005, respectively, were greater than the regulatory required ratio of 4.0% and greater than the 4.5% regulatory capital and subordinated notes ratio required by Amendment No. 3 to the Written Agreement with the Finance Board, which became effective June 13, 2006. Our regulatory capital ratios were also greater than the alternative regulatory requirement of 4.76% which would have applied if our non-mortgage assets exceeded 11% of our total assets.

Federal Home Loan Bank of Chicago

Written Agreement Leverage Requirement: Under Amendment No. 3 to the Written Agreement, we are currently subject to a regulatory capital ratio requirement (which generally supersedes the regulatory leverage requirement that would otherwise apply, as discussed below) and to a minimum regulatory capital stock requirement. Under Amendment No. 3, we must maintain both: (i) a ratio of the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”), plus retained earnings, plus the face value of the outstanding subordinated notes in the Designated Amount to our total assets of at least 4.5%, and (ii) an aggregate amount of regulatory capital stock plus the face value of the outstanding subordinated notes in the Designated Amount of at least $3.500 billion. At September 30, 2006, we had an aggregate amount of $3.984 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

For a description of the Designated Amount of subordinated notes see “Note 8 – Subordinated Notes” in this Form 10-Q.

Regulatory Leverage Limit: Under Finance Board regulations, we are currently subject to a leverage limit that provides that our total assets may not exceed 25 times our total regulatory capital stock, retained earnings and reserves, provided that non-mortgage assets (after deducting the amounts of deposits and capital) do not exceed 11% of such total assets. For purposes of this regulation, non-mortgage assets are defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts, certain mortgage-backed securities and other investments specified by the Finance Board. This requirement may also be viewed as a percentage regulatory capital ratio where our total regulatory capital stock, retained earnings and reserves must be at least 4% of our total assets.

If we were unable to meet the foregoing requirement based on our asset composition, we would still be able to remain in compliance with the leverage requirement so long as our total assets did not exceed 21 times total regulatory capital stock, retained earnings and reserves (stated another way, our total regulatory capital stock, retained earnings and reserves must be at least 4.76% of our total assets). We currently do not factor in any reserves when calculating our Regulatory Leverage Limit (as hereinafter defined).

The two alternative regulatory leverage limits discussed in the two preceding paragraphs, as may be individually applicable to us from time to time, are referred to as the “Regulatory Leverage Limit.” We are permitted to include the Designated Amount of subordinated notes, as discussed above, when calculating compliance with the applicable Regulatory Leverage Limit. The Regulatory Leverage Limit is currently superseded by the regulatory capital requirement and minimum regulatory capital stock and subordinated notes requirement under the Written Agreement. At such time as the Written Agreement is terminated, or otherwise amended to remove or modify the provisions imposing either or both (i) the regulatory capital ratio requirement and (ii) the minimum regulatory capital stock and subordinated notes requirement, as applicable at a particular time, or such provision or provisions are otherwise superseded, the Regulatory Leverage Limit would become the binding capital constraint applicable to us until we convert and become subject to the leverage, total capital to assets and risk-based capital requirements established pursuant to the Gramm-Leach Bliley Act (“GLB Act”).

GLB Act Requirements: We are required to implement a new capital plan under the GLB Act as further described in our December 31, 2005 Form 10-K under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources—Capital Resources.” The Finance Board originally approved our capital plan on June 12, 2002. We have not implemented that capital plan and have been re-assessing it. We will evaluate potential amendments to the capital plan, which would require approval by the Finance Board.

For further discussion of the Finance Board’s rule regarding regulatory capital requirements under the GLB Act, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources – Capital Resources” in our December 31, 2005 Form 10-K and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources – Capital Resources – Minimum Regulatory Capital Requirements” in our June 30, 2006 Form 10-Q.

Federal Home Loan Bank of Chicago

Retained Earnings & Dividend Policy

Our Retained Earnings and Dividend Policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount plus a percentage of earnings. It also limits the amount of earnings payable as dividends for 2006 to 2009 to an amount equal to the Dividend Payout Limitation multiplied by Adjusted Core Net Income minus the Retained Earnings Dollar Requirement (to the extent the Retained Earnings Dollar Requirement had been accumulated from the current year’s net income) (all as hereinafter defined).

The Retained Earnings Dollar Requirement in any year may be accumulated in equal quarterly amounts, proportionately to net income, or from additions to retained earnings in the prior year that exceed that year’s required retained earnings. Additions to retained earnings that exceed the year’s required retained earnings may be applied to the Retained Earnings Dollar Requirement for the subsequent year. For the subsequent year, any retained earnings credit previously applied to the Retained Earnings Dollar Requirement will not be deducted from Adjusted Core Net Income when applying the Dividend Payout Limitation.

The following table sets forth the calculations under the Retained Earnings and Dividend Policy based on 2006 quarterly results:

$ in millions	Third Quarter 2006[1]	Second Quarter 2006	First Quarter 2006	Total
Adjusted Core Net Income	$40.9	$54.0	$55.8	$150.7

Net income	$41.5	$54.1	$56.0	$151.6

Average capital stock outstanding during quarter	$2,958.8	$3,546.7	$3,737.8
Dividend rate	3.10%	3.10%	3.10%

Dividends declared and paid in the following quarter[2]	$23.1	$27.4	$28.6	$79.1

Required net income at current Dividend Payout Limitation[3]	$28.9	$34.3	$35.7	$98.9

Contribution to Retained Earnings Dollar Requirement[4]	$12.6	$19.8	$20.3	$52.7

[1]	On October 17, 2006 the Board of Directors approved a quarterly dividend at an annualized rate of 3.10% based on the financial results for the third quarter of 2006. The dividend will be paid on November 15, 2006.
[2]	Amount calculated as follows: (Average capital stock outstanding * 3.10%) / (365 days/Actual number of days in the quarter).
[3]	Amount calculated as follows: Dividends declared and paid in the following quarter / 80%.
[4]	Amount equals net income less the required net income at current Dividend Payout Limitation.

Under our Retained Earnings and Dividend Policy, retained earnings that exceed this year’s required retained earnings may be applied to the Retained Earnings Dollar Requirement for the subsequent year. Based on our financial results for the three quarters of 2006, we have achieved and exceeded our required Retained Earnings Dollar Requirement by $2.7 million, which we expect will be applied to our Retained Earnings Dollar Requirement in subsequent periods.

	2006	2007	2008	2009
Retained earnings fixed dollar requirement (“Retained Earnings Dollar Requirement”) ($ million)	$50.0	$35.0	$12.5	$12.5
Maximum dividend as % of Adjusted Core Net Income after satisfying Retained Earnings Dollar Requirement (“Dividend Payout Limitation”)	80%	80%	90%	90%

Federal Home Loan Bank of Chicago

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

Dividends declared by the Board of Directors may be in the form of cash, stock or a combination of cash and stock, subject to applicable regulations. We declared and paid quarterly dividends as summarized below:

	For the Years Ended December 31,
	2006			2005
(In millions)	Amount[1]		Annualized Percent	Amount[1]	Annualized Percent
Quarter in which Declared and Paid -
First	$28		3.00%	$60	5.50%
Second	28		3.10%	58	5.50%
Third	28		3.10%	52	5.00%
Fourth	23	[2]	3.10%	38	3.75%

Total	$107		3.08%	$208	4.94%

[1]	Prior to the fourth quarter 2005, fractional dividends were paid in cash, effective with the fourth quarter 2005, fractional dividends are paid in capital stock. Starting with the first quarter of 2006, all dividends, including fractional shares, were paid in cash. Amounts exclude dividends reclassified as interest expense in accordance with SFAS 150.
[2]	On October 17, 2006, the Board of Directors declared and approved a 3.10% (annualized rate) cash dividend of $23 million based on third quarter 2006 results to be paid to members on November 15, 2006.

Our dividend rate in the future will depend on a number of factors, including future earnings and the final terms of the new capital regulation proposed by the Finance Board on March 8, 2006, which could further limit dividend payments by the FHLBs for a period of time. The proposal currently under consideration calls for a limit on dividend payout ratios of 50% of earnings until a retained earnings level of $50 million plus 1% of non-advances assets is reached. If the proposal is finalized in its current form, we would be required to retain earnings at a higher level than those required by the existing Retained Earnings and Dividend Policy. As a result, the anticipated level of dividends would be negatively impacted for several quarters following enactment of the regulation.

Subject to these circumstances and based on current financial projections incorporating our business strategies, although there can be no assurance, we expect that the dividend rate based on fourth quarter 2006 results will be similar to that of the third quarter 2006. Because our future earnings are also affected by the interest rate environment, at this time we are unable to predict what our dividend rate will be after 2006.

Federal Home Loan Bank of Chicago

Critical Accounting Policies and Estimates

We did not implement any material changes to our accounting policies or estimates, nor did we implement any new accounting policies that had a material impact on the results of operations or financial condition, during the quarter ended September 30, 2006. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our December 31, 2005 Form 10-K.

Risk Management

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and mortgage insurance providers, derivatives counterparties and issuers of investment securities. We have established policies and procedures to limit and help monitor our exposures to credit risk.

We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties, which are based in part on our total regulatory capital. As part of the Finance Board’s actions on April 18, 2006, we were authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding capital stock, retained earnings and the Designated Amount of outstanding subordinated notes for any period that we are subject to the Regulatory Leverage Limit.

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses, and to accept as collateral for advances only certain United States government or government-agency securities, residential mortgage loans, deposits in the Bank and other real estate related and community financial institutions’ assets. At September 30, 2006 and December 31, 2005, we had a security interest in collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. We have not recorded any allowance for losses on our advances.

MPF Loans

Under the MPF Program, the PFI’s credit enhancement obligation (“CE Amount”) represents a direct liability to pay credit losses incurred with respect to a Master Commitment or the requirement of the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the Master Commitment. The PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount and/or the PFI may contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment.

The credit risk on MPF Loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s CEP Amount. We also face credit risk on MPF Loans to the extent such losses are not recoverable under the primary mortgage insurance (“PMI”) or SMI, as well as the PFI’s failure to pay amounts not covered by FHA insurance/VA guarantees. For a further discussion of our credit risk exposure on MPF Loans, refer to “Item 1. Business – Credit Risk Exposure Assumed by the Bank on MPF Loans” on pages 20-21 and pages 24-31 of our December 31, 2005 Form 10-K.

The outstanding balance of our MPF Loan portfolio exposed to credit losses not recoverable from the FHA insurance or VA guarantee (including servicer-paid losses not covered by the FHA or VA), PFI CE Amount, PMI or SMI coverage was approximately $32.0 billion and $34.3 billion at September 30, 2006 and December 31, 2005, respectively. The Bank’s actual credit exposure is significantly less than these amounts. The borrower’s equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable. However, because the typical MPF Loan to value ratio is less than 100% and PMI covers loan to value ratios in excess of 80%, a significant decline in value of the underlying property would have to occur before the Bank would be exposed to credit losses.

Federal Home Loan Bank of Chicago

The allowance for loans losses for MPF Loans was $1 million at both September 30, 2006 and December 31, 2005. There have been no material charge-offs or recoveries to the allowance for loan losses during the three and nine month periods ended September 30, 2006. For additional information concerning the allowance for loan losses, refer to “Note 9 – Allowance for Loan Losses” in our December 31, 2005 Annual Financial Statements and Notes.

The estimated rating for each Master Commitment is based upon the size of the PFI’s CE Amount and our effective First Loss Account (“FLA”) exposure (after consideration of our ability to reduce a PFI’s performance based credit enhancement fees) so that we are in a position equivalent to that of an investor in a AA mortgage-backed security. However, in June 2002, we agreed with the Finance Board that, in determining the estimated rating for Master Commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus Master Commitments), we will only partially rely on our ability to reduce performance based credit enhancement fees when measuring our effective FLA exposure. As a result, we either hold additional retained earnings against the related Master Commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the Master Commitment to the equivalent of a AA rated mortgage-backed security. As of September 30, 2006 and December 31, 2005, the outstanding balance of MPF Loans for which we have purchased SMI in order to increase the estimated credit rating of a Master Commitment was $3.6 billion and $3.9 billion, respectively. We acquired SMI coverage of $665 million and $624 million as of September 30, 2006 and December 31, 2005.

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks which could negatively impact this portfolio. A summary of the concentration risks are discussed below:

CE Amount Concentration: At September 30, 2006, we had acquired or funded MPF Loans from one PFI with 10% or more of the total outstanding principal balance of MPF Loans (AnchorBank, fsb with 11%). If this PFI were unable or were to fail to meet its contractual obligations to cover losses under the CE Amount, which in some instances requires the maintenance of SMI, we may incur increased credit losses depending upon the performance of the related MPF Loans.

SMI Provider Concentration: At September 30, 2006, Mortgage Guaranty Insurance Company and Genworth Mortgage Insurance Corp. provided 67% and 12%, respectively, of SMI coverage for MPF Loans. Historically, we have not claimed any losses in excess of the policy deductible against an SMI insurer. If one or both of these SMI insurers were to default on their insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses. We perform a quarterly analysis evaluating the concentration risk with the SMI insurers. Based on a second quarter 2006 analysis, all of the SMI insurers remain profitable, pass all early warning financial tests formulated by the MPF Provider, and maintain outstanding claims paying ability.

Geographic Concentration: We have MPF Loans in all 50 states, Washington, D.C. and Puerto Rico. As of September 30, 2006, 18%, 10% and 10% of the principal amount of MPF Loans held were secured by properties located in Wisconsin, California and Illinois, respectively. An overall decline in the economy or the residential real estate market of, or the occurrence of a natural disaster in, Wisconsin, California or Illinois, could adversely affect the value of the mortgaged properties in those states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect our business, results of operations and financial condition.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Our maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for MPF Loans and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. We do not resell or repledge collateral. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit.

Federal Home Loan Bank of Chicago

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations.

The following table summarizes our derivative counterparty credit exposure at September 30, 2006 and December 31, 2005:

	September 30, 2006				December 31, 2005
(Dollars in millions)	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral[2]	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral[2]
Counterparty Credit Rating-
AAA	$25	$—	$—	$—	$263	$—	$—	$—
AA	22,202	4	—	4	26,361	130	130	1
A	33,547	29	44	5	19,484	69	65	3
BBB	9	—	—	—	11	—	—	—
Member Institutions [1,3]	8,023	12	12	—	6,905	33	31	2

Total Derivatives	$63,806	$45	$56	$9	$53,024	$232	$226	$6

[1]	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.
[2]	Net exposure after collateral is monitored and reported on an individual counterparty basis. Therefore, because some counterparties are over- collateralized, net exposure after collateral will generally not equal the difference between Exposure at Fair value and Collateral Held.
[3]	Member Institutions include derivative counterparties who are affiliated with members of the Bank.

The amount of derivatives subject to credit loss risk is the fair value of derivative assets, not the notional amount. At September 30, 2006 and December 31, 2005, our credit risk exposure at fair value, as shown above, includes $6 million and $13 million, respectively, of net accrued interest receivable on derivative assets.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal Funds and resale agreements entered into with highly rated institutions. The longer term investment securities portfolio includes securities issued by the U.S. government, U.S. government agencies, government-sponsored enterprises, MPF Shared Funding securities and mortgage-backed securities that are issued by government-sponsored enterprises or that carry the highest ratings from Moody’s Investors Service, Standard and Poor’s Rating Service or Fitch Ratings, Inc. Securities issued by government-sponsored enterprises are not guaranteed by or the obligations of the U.S. federal government.

Federal Home Loan Bank of Chicago

The following tables summarize the carrying value of our investment securities portfolio by type of investment and credit rating at September 30, 2006 and December 31, 2005:

Investment Securities

as of September 30, 2006

		Long Term Rating		Short Term Rating
(In millions)	Government Agency	AAA	AA	A-1 or Higher	Total
Commerical paper	$—	$—	$—	$888	$888
Government-sponsored enterprises	1,472	—	—	—	1,472
Consolidated obligations of other FHLBs	25	—	—	—	25
State or local housing agency obligations	—	11	55	—	66
SBA/SBIC	326	—	—	—	326
Mortgages-backed securities (MBS)	5,796	6,291	11	—	12,098

Total investment securities	$7,619	$6,302	$66	$888	$14,875

Further Detail of MBS issued, Guaranteed or Fully insured By:
Pools of Mortgages
Government-sponsored enterprises	$3,169	$—	$—	$—	$3,169
Government-guaranteed	41	—	—	—	41
CMOs/REMICs
Government-sponsored enterprises	2,576	—	—	—	2,576
Government-guaranteed	10	—	—	—	10
				—
MPF Shared Funding	—	370	11	—	381
Privately Issued
Non-conforming	—	3,415	—	—	3,415
CMOs/REMICs	—	323	—	—	323
Asset Backed Securities	—	252	—	—	252
Home Equity	—	1,931	—	—	1,931

Total Mortgage Backed Securities	$5,796	$6,291	$11	$—	$12,098

Federal Home Loan Bank of Chicago

Investment Securities

as of December 31, 2005

		Long Term Rating		Short Term Rating
(In millions)	Government Agency	AAA	AA	A-1 or Higher	Total
Commerical paper	$—	$—	$—	$1,493	$1,493
Government-sponsored enterprises	2,110	—	—	—	2,110
Consolidated obligations of other FHLBs	25	—	—	—	25
State or local housing agency obligations	—	21	61	—	82
SBA/SBIC	666	—	—	—	666
Mortgages-backed securities (MBS)	4,562	1,821	11	—	6,394

Total investment securities	$7,363	$1,842	$72	$1,493	$10,770

Further Detail of MBS issued, Guaranteed or Fully insured By:
Pools of Mortgages
Government-sponsored enterprises	$2,425	$—	$—	$—	$2,425
Government-guaranteed	51	—	—	—	51
CMOs/REMICs
Government-sponsored enterprises	2,073	—	—	—	2,073
Government-guaranteed	13	—	—	—	13
MPF Shared Funding	—	406	11	—	417
Privately Issued
Non-conforming	—	58	—	—	58
CMOs/REMICs	—	26	—	—	26
Asset Backed Securities	—	292	—	—	292
Home Equity	—	1,039	—	—	1,039

Total Mortgage Backed Securities	$4,562	$1,821	$11	$—	$6,394

Debt Ratings

On September 21, 2006, Standard and Poor’s announced it had completed a review of debt ratings for the System, affirming the AAA rating on consolidated obligations, but altering ratings for some individual FHLBs. The counterparty credit rating on the Federal Home Loan Bank of New York was raised to AAA/A-1+ from AA+/A-1+. The outlook is stable. The AAA/A-1+ counterparty credit rating on the Federal Home Loan Bank of Des Moines was removed from Creditwatch. The outlook is negative. The AAA/A-1+ counterparty credit ratings on the Federal Home Loan Bank of Dallas and the Federal Home Loan Bank of Pittsburgh were affirmed. The outlooks were revised to stable from negative. Ratings on the other eight Federal Home Loan Banks were affirmed. Our rating remains unchanged at an AA+ rating, with a negative lookout.

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

The following table summarizes the estimated change in fair value of equity including derivatives and commitments, given several hypothetical, instantaneous parallel shifts in the yield curve:

	Fair Value Change as of:
Interest Rate Change	September 30, 2006	December 31, 2005
-2.00%	-4.6%	-8.3%
-1.00%	-1.4%	-3.2%
-0.50%	0.1%	-0.9%
Base	0.0%	0.0%
+0.50%	-1.5%	-0.3%
+1.00%	-3.0%	-1.4%
+2.00%	-5.9%	-4.4%

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

Federal Home Loan Bank of Chicago

The 12-month rolling average duration gap calculated below is based upon 12 consecutive month-end observations of duration gap for the periods ending on the dates shown. The increase in the portfolio duration gap is primarily the result of a decrease in prepayments on MPF Loans which has been caused by rising interest rates.

Portfolio Duration Gap (in months)

12-month rolling average

12 Months Ended September 30, 2006	12 Months Ended December 31, 2005
0.6	-0.1

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

The table below reflects the results of the measurement of our exposure to interest rate risk in accordance with the Finance Board policy and our own advisory limit. The following table summarizes the interest rate risk associated with all financial instruments entered into by us. Issuance of the subordinated notes and retirement of voluntary capital stock increased our leverage, thereby changing our risk exposure. We added hedges against our new risk exposure for future rising interest rate environments. In addition, the decrease in prepayments on MPF Loans due to the higher interest rates also lowered our exposure to further rate increases. Both of these factors resulted in the decline in duration in the “Up 200” scenario.

Duration of Equity (In Years)

As of September 30, 2006			As of December 31, 2005
Down 200	Base	Up 200	Down 200	Base	Up 200
1.9	2.1	2.8	-3.4	-0.5	3.4

We do a retrospective review of fair value of equity. An attribution approach is used to determine the individual impact to the market value of equity resulting from changes in duration, convexity, curve, volatility, spread and other factors. The decrease in fair value of equity during the second quarter was primarily the result of spread. The risk to fair value of equity from spread is not actively managed by us. See “Note 12—Estimated Fair Values” in this Form 10-Q for details.

Derivatives

See “Note 10—Derivatives and Hedging Activities” in this Form 10-Q for details regarding the nature of our derivative and hedging activities, in addition to the instruments used on assets and liabilities being hedged.

Federal Home Loan Bank of Chicago

Item 4. Controls and Procedures

Pursuant to Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, our management will be required to provide a report on the internal control over financial reporting beginning with the annual report on Form 10-K for the year ended December 31, 2007.

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

Internal Controls Over Financial Reporting

For the third quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consolidated Obligations

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

Our management also relies on the operation of the Finance Board’s joint and several liability regulation. The joint and several liability regulation requires that each FHLB file with the Finance Board a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLB cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Board. Under the joint and several liability regulation, the Finance Board may order any FHLB to make principal and interest payments on any consolidated obligations of any other FHLB, or allocate the outstanding liability of an FHLB among all remaining FHLBs on a pro rata basis in proportion to each FHLB’s participation in all consolidated obligations outstanding or on any other basis.

Federal Home Loan Bank of Chicago

PART II

Item 1. Legal Proceedings

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Item 1A. Risk Factors

See the risk factors set forth in our June 30, 2006 and March 31, 2006 Forms 10-Q and our December 31, 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

Federal Home Loan Bank of Chicago

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago

	By:	/s/ J. MIKESELL THOMAS
J. Mikesell Thomas
	Title:	President and Chief Executive Officer
Date: November 13, 2006		(Principal Executive Officer)

	By:	/s/ ROGER D. LUNDSTROM
Roger D. Lundstrom
	Title:	Executive Vice President - Financial Information
Date: November 13, 2006		(Principal Financial Officer and Principal Accounting Officer)

S-1