Form 10-K/A
period 2005-12-31
Federal Home Loan Bank of Chicago
filed 2006-12-11
CIK 1331451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant's telephone number, including area code: (312) 565-5700

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

Explanatory Note

This Amendment No. 1 to the Form 10-K (“Amendment No. 1”) is being filed solely for the purpose of amending and restating Part II, Item 9A, Part IV, Item 15 and Exhibits 31.1 and 31.2 of the Form 10-K originally filed by the Federal Home Loan Bank of Chicago (the “Bank”) on March 30, 2006 (the “Form 10-K”).

Part II, Item 9A is being amended and restated to reflect that for the fourth quarter of 2005, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part IV, Item 15 is being amended and restated to reflect that amended Exhibits 31.1 and 31.2 are being filed with this Form 10-K/A, Amendment No. 1.

Exhibits 31.1 and 31.2 are being amended to conform to the language set forth in Regulation S-K, Item 601(b)(31), and as provided in the final rule adopted by the Securities and Exchange Commission as set forth in Release No. 33-8238, entitled “Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports.”

Except as described above, no other changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change the financial statements or disclosures in the Form 10-K. Except as described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events.

Item 9A. Controls and Procedures

Pursuant to Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, Bank management will be required to provide a report on the Bank's internal control over financial reporting beginning with the Bank's annual report on Form 10-K for the year ended December 31, 2007.

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank's management, including its principal executive officer and principal financial officer, the Bank conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Bank's principal executive officer and principal financial officer concluded as of the Evaluation Date that the Bank's disclosure controls and procedures were effective such that information relating to the Bank that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Bank's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

For the fourth quarter of 2005, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 15. Exhibits, Financial Statement Schedules

Exhibits

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter[1]

3.2	Federal Home Loan Bank of Chicago Bylaws[1]

10.1	Lease for Lincoln-Carlyle Illinois Center & FHLBC dated 12/31/97-7/31/11[1]

10.1.1	First Amendment to Lease (12/15/2000) [1]

10.1.2	Second Amendment to Lease (10/29/2003) [1]

10.2	Advances, Collateral Pledge and Security Agreement[1]

10.3	Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated June 30, 2004[1]

10.3.1	Amendment No. 1 to Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated October 18, 2005[1]

10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase][1]

10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [1]

10.6	MPF Investment & Services Agreement between FHLB Boston and FHLBC dated 4/20/00[1]

10.6.1	First Amendment to Mortgage Partnership Finance Investment & Services Agreement[1]

10.6.2	Second Amendment to Mortgage Partnership Finance Investment & Services Agreement[1]

10.6.3	Third Amendment to Mortgage Partnership Finance Investment & Services Agreement[1]

Exhibit No.	Description
10.6.4	Fourth Amendment to Mortgage Partnership Finance Investment & Services Agreement[1]

10.7	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement[1]

10.7.1	First Amendment to Liquidity Option and Master Participation Agreement[1]

10.7.2	Second Amendment to Liquidity Option and Master Participation Agreement[1]

10.8	Employment Agreement between the Chicago Federal Home Loan Bank and J. Mikesell Thomas dated August 30, 2004[1]

10.8.1	Federal Home Loan Bank of Chicago President’s Incentive Compensation Plan[1]

10.8.2.1	Federal Home Loan Bank of Chicago Management Incentive Compensation Plan, as of March 15, 2005[1]

10.8.2.2	Federal Home Loan Bank of Chicago Management Incentive Compensation Plan, as of March 14, 2006[2]

10.8.3	Federal Home Loan Bank of Chicago Long Term Incentive Compensation Plan[1]

10.8.4	Federal Home Loan Bank of Chicago Benefit Equalization Plan[1]

10.8.5	Federal Home Loan Bank of Chicago Employee Severance and Retention Plan[1]

10.8.6	Federal Home Loan Bank of Chicago Employee Severance Plan[1]

10.8.7	Federal Home Loan Bank of Chicago board of Directors 2005 Compensation Policy[1]

10.8.8	Federal Home Loan Bank of Chicago Board of Directors 2006 Compensation Policy[2]

24	Power of Attorney (included on the signature page) [2]

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer[3]

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer[3]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

[1]	Filed previously with the Form 10 Registration Statement filed on December 14, 2005 and incorporated herein by reference.
[2]	Filed previously with the Form 10-K Annual Report filed on March 30, 2006 and incorporated herein by reference.
[3]	Filed with this Form 10-K/A, Amendment No. 1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago

Date: December 11, 2006	/S/ J. MIKESELL THOMAS
By: J. Mikesell Thomas
Title: President and Chief Executive Officer

Index Exhibit to Form 10-K/A

Exhibit No.	Description
31.1	Amended Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer (Form 10-K)

31.2	Amended Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer (Form 10-K)

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer (Amendment No. 1, Form 10-K/A)

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer (Amendment No. 1, Form 10-K/A)