Form 10-Q/A
period 2006-03-31
Federal Home Loan Bank of Chicago
filed 2006-12-11
CIK 1331451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) is being filed solely for the purpose of amending and restating Part I, Item 4, Part II, Item 6 and Exhibits 31.1 and 31.2 of the Form 10-Q originally filed by the Federal Home Loan Bank of Chicago (the “Bank”) on May 15, 2006 (the “Form 10-Q”).

Part I, Item 4 is being amended and restated to reflect that for the first quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II, Item 6 is being amended and restated to reflect that amended Exhibits 31.1 and 31.2 are being filed with this Form 10-Q/A, Amendment No. 1.

Exhibits 31.1 and 31.2 are being amended to conform to the language set forth in Regulation S-K, Item 601(b)(31), and as provided in the final rule adopted by the Securities and Exchange Commission as set forth in Release No. 33-8238, entitled “Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports.”

Except as described above, no other changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change the financial statements or disclosures in the Form 10-Q. Except as described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including any exhibits to the Form 10-Q affected by subsequent events.

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

Internal Control Over Financial Reporting

For the first quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer[1]

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

[1]	Filed with this Form 10-Q/A, Amendment No. 1.
[2]	Filed previously with the Form 10-Q Quarterly Report filed on May 15, 2006 and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago

Date: December 11, 2006		/s/ J. MIKESELL THOMAS
	By:	J. Mikesell Thomas
	Title:	President and Chief Executive Officer

Index Exhibit to Form 10-Q/A

Exhibit No.	Description
31.1	Amended Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer (Form 10-Q)

31.2	Amended Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer (Form 10-Q)

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer (Amendment No. 1, Form 10-Q/A)

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer (Amendment No. 1, Form 10-Q/A)