Form 10-Q/A
period 2006-06-30
Federal Home Loan Bank of Chicago
filed 2006-12-11
CIK 1331451

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) is being filed solely for the purpose of amending and restating Part I, Item 4, Part II, Item 6 and Exhibits 31.1 and 31.2 of the Form 10-Q originally filed by the Federal Home Loan Bank of Chicago (the “Bank”) on August 14, 2006 (the “Form 10-Q”).

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

Internal Control Over Financial Reporting

For the second quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 6. Exhibits

10.1	Amendment No. 2 to the Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board, dated as of April 18, 2006[1]

10.2	Amendment No. 3 to the Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board, dated as of June 6, 2006[1]

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks[1]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer[2]

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer[2]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[3]

[1]	Filed previously with Form 8-K and incorporated herein by reference.
[2]	Filed with this Form 10-Q/A, Amendment No. 1.
[3]	Filed previously with the Form 10-Q Quarterly Report filed on August 14, 2006 and incorporated herein by reference.

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