Form 10-K
period 2006-12-31
Federal Home Loan Bank of Chicago
filed 2007-03-30
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate par value of capital stock held by non-affiliates of the registrant was approximately $3,001,375,815 as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006. The registrant’s capital stock is not publicly traded, so there is no market value.

There were 26,037,507 shares of registrant’s capital stock outstanding as of February 28, 2007.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

PART I

Item 1.	Business.

Introduction

The Federal Home Loan Bank of Chicago 1 is a federally chartered corporation and one of 12 Federal Home Loan Banks (the “FHLBs”) which, with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (“FHLB Act”), in order to improve the availability of funds to support home ownership. Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. We are supervised and regulated by the Finance Board, which is an independent federal agency in the executive branch of the United States government. See “Item 1 - Business - Oversight, Audits, and Related Actions - Regulatory Oversight.”

Our mission is to deliver value to our members, and promote and support their growth and success, by providing:

•	highly reliable liquidity;

•	secured advances, wholesale mortgage financing, and other products and services designed to meet members’ needs; and

•	direct financial support for members’ affordable housing and community investment programs.

We provide credit to members principally in the form of secured loans, called “advances.” We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”) Program 2.

[1]	Unless otherwise specified, references to “we,” “us,” “our” and “the Bank” are to the Federal Home Loan Bank of Chicago
[2]	“Mortgage Partnership Finance,” “MPF,” “MPF Shared Funding,” “eMPF,” and “Downpayment Plus” are registered trademarks of the Federal Home Loan Bank of Chicago.

These programs help us accomplish our mission of supporting the growth and success of our members. We are a cooperative, which means that only members and former members (under limited circumstances) may own our capital stock and receive dividends on their investments in our capital stock. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions, and community financial institutions (“CFIs”) located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership, and our capital stock is not publicly traded.

Our primary funding source is proceeds from the sale to the public of FHLB debt instruments (“consolidated obligations”) which are, under the FHLB Act, the joint and several obligations of all the FHLBs. Consolidated obligations are not obligations of the United States government, and the United States government does not guarantee them. Additional funds are provided by deposits, other borrowings, and the issuance of capital stock. Deposits are received from both member and non-member financial institutions and federal instrumentalities. We also provide members and non-members with correspondent services such as safekeeping, wire transfers, and cash management.

We maintain a website located at www.fhlbc.com where we make available our financial statements and other information regarding the Bank free of charge. We are required to file with the Securities and Exchange Commission (“SEC”) an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website that contains these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. Information on those websites, or that can be accessed through those websites, does not constitute a part of this annual report.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Membership Trends

The following table shows the outstanding advances, regulatory capital stock holdings, and the geographic locations of our members by type of institution and includes seven members as of December 31, 2006 that have indicated their intention to withdraw from membership pending a six month notice period and approval by the Finance Board:

	December 31, 2006				December 31, 2005
	Number of Institutions			Percent of Total	Number of Institutions			Percent of Total
Type of Institution	Illinois	Wisconsin	Total		Illinois	Wisconsin	Total
Commercial banks	450	228	678	79%	471	228	699	79%
Thrifts	93	36	129	15%	97	36	133	15%
Credit unions	16	21	37	4%	17	21	38	4%
Insurance companies	10	4	14	2%	9	2	11	2%

Total	569	289	858	100%	594	287	881	100%

	December 31, 2006				December 31, 2005
Type of Institution	Advances		Capital Stock		Advances		Capital Stock
Commercial banks	$16,638		$1,620		$14,990		$2,396
Thrifts	7,648		681		8,131		978
Credit unions	332		118		185		290
Insurance companies	1,623		182		1,645		317

Total at par	$26,241		$2,601		$24,951		$3,981
Adjustments	(62	) [1]	(14	) [2]	(30	) [1]	(222	) [2]

Balance on the statement of condition	$26,179		$2,587		$24,921		$3,759

[1]	Amount represents SFAS 133 hedging adjustments.
[2]	Amount represents SFAS 150 adjustment of mandatorily redeemable capital stock classified as a liability on the statements of condition.

We added 12 new members during 2006. However, 26 members were acquired by other financial institutions (five outside of our district) and nine members withdrew from membership.

During the period from January 1, 2007 to February 28, 2007, we redeemed capital stock from one withdrawing member. We also redeemed capital stock from four members who merged into financial institutions located outside of our district. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding, & Capital Resources – Capital Resources - Capital Amounts.”

Our credit customers are defined as the number of members which have used advances, the MPF Program, or other credit products at any point during the year. For 2006 and 2005, we had 735 and 746 credit customers, representing 86% and 85% of total membership.

The following table shows the concentration of our members by asset size:

December 31,	2006	2005
Member Asset Size
Less than $100 million	39%	39%
$100 million to $1 billion	55%	56%
Excess of $1 billion	6%	5%

Total	100%	100%

Business Segments

We manage our operations by grouping our products and services within two operating segments. The measure of profit or loss and total assets for each segment is contained in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Segment Results.” These operating segments are:

•

Traditional Member Finance: This segment includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments, and deposit products; and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

•	the Mortgage Partnership Finance segment which includes primarily MPF Loans and MPF Shared Funding securities.

Traditional Member Finance Segment

Advances

We make secured, fixed- or floating-rate advances to our members. Advances are secured by mortgages and other collateral that our members pledge.

We offer a variety of fixed- and adjustable-rate advances, with maturities ranging from one day to 30 years. Examples of standard advance structures include the following:

•	Fixed-Rate Advances. Fixed-rate advances have maturities from one day to 30 years.

•

Fixed-Rate Putable Advances.  We issue putable, fixed-rate advances in which we have the right to exercise a put option, in whole or in part, after a predefined lockout date, at par, upon five business days notice. In the event that we exercise the put option, the related advance is extinguished through one of the following means: (i) repayment by the member, (ii) replacement with our funding, which we offer to the member, subject to compliance by the member with the terms of our credit policy (and at the then-prevailing market rate of interest), (iii) in the absence of any action by the member, replacement by an open-line advance, subject to compliance by the member with the terms of our credit policy (and at the then-prevailing market rate of interest), or (iv) other settlement if replacement funding is not available pursuant to the terms of our credit policy.

•

Variable-Rate Advances.  Variable-rate advances include advances which have interest rates that reset periodically at a fixed spread to LIBOR or some other index. Depending upon the type of advance selected, the member may have an interest-rate cap, floor, or collar on the advance, which may limit the rate of interest the member would have to pay.

•

Open-Line Advances.  Open-line advances are designed to provide flexible funding to meet our members’ daily liquidity needs and may be drawn for one day. These advances are automatically renewed. Rates are set daily after the close of business.

•	Fixed Amortizing Advances. Fixed amortizing advances have maturities that range from one year to 15 years, with the principal repaid over the term of the advances monthly, quarterly or semi-annually.

Advances may be used to support residential mortgages held in member portfolios, and serve as a funding source for a variety of conforming and nonconforming mortgage loans, including mortgage loans that members may be unable, or unwilling, to sell in the secondary mortgage market.

Conforming mortgage loans are mortgage loans that meet the Federal National Mortgage Association’s (“Fannie Mae’s”) or the Federal Home Loan Mortgage Corporation’s (“Freddie Mac’s”) original loan amount limits and underwriting guides.

For 2006, the conforming loan limit for a single family residence was set at $417,000, with higher limits for two- to four-family residences and mortgages secured by properties in Alaska, Guam, Hawaii, and the U.S. Virgin Islands. Nonconforming mortgage loans are mortgage loans that do not meet these requirements. Also, advances support important housing markets, including those focused on very low-, low-, and moderate-income households. For those members that choose to sell or securitize their mortgages, advances may provide interim funding.

Advances may also be used for any valid business purpose in which a member is authorized to engage, including providing funds to any member CFI for secured loans to small businesses, small farms, and small agri-businesses. CFIs are defined as Federal Deposit Insurance Corporation (“FDIC”)-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the Finance Board. The average total assets for calendar year-ends 2004-2006 must be below $599 million ($587 million for 2003-2005 and $567 million for 2002-2004).

Our advance products may also provide members with asset-liability management capabilities. We assess the member’s creditworthiness and financial condition to determine the maximum amount and term of the advances we will lend to a member. We also value the collateral pledged to us and conduct periodic collateral reviews to establish the amount we will lend against each collateral type. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member’s creditworthiness deteriorates).

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on eligible collateral, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk.”

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Other Mission-Related Community Investment Cash Advance Programs

Direct and indirect support for housing and community economic development lending programs are designed to ensure that communities throughout our district are safe and desirable places to work and live. We assist members in meeting their Community Reinvestment Act responsibilities through a variety of specialized programs. Through the Affordable Housing Program (“AHP”), Community Investment Program (“CIP”), and Community Economic Development Advance program (“CEDA”), members have access to grants and reduced interest rate advances to help them provide funds for affordable rental and owner-occupied housing, small business, and other economic development projects that benefit very low-, low-, and moderate-income individuals, households, and neighborhoods. In addition, we purchase mortgage loans that are guaranteed by the U.S. Department of Housing and Urban Development (“HUD”) under the HUD Section 184 Mortgage Program.

We administer and fund the programs described below:

•

Affordable Housing Program – We offer AHP subsidies in the form of direct grants to members in partnership with community sponsors to stimulate affordable rental and homeownership opportunities for households with incomes at or below 80% of the area’s median income, adjusted for family size. AHP subsidies can be used to fund housing acquisition, rehabilitation, and new construction or to cover down payment and closing costs. This program is funded each year with approximately 10% of our income before assessments. As a part of our annual affordable housing grant making process, we announced that we anticipate approximately $27 million will be available to members during 2007 to support our AHP activities.

We awarded AHP competitive subsidies totaling $26 million and $29 million for the years ended December 31, 2006 and 2005, for projects designed to provide housing to 5,426 and 5,949 households. These subsidies are awarded semi-annually in the second and fourth quarters. Amounts accrued, but not awarded, are recorded as a liability on our statements of condition.

The Downpayment Plus® Program (part of the AHP), in partnership with our members, assists primarily first-time home buyers with down payment and closing cost requirements. During the years ended December 31, 2006 and 2005, $11 million and $8 million in addition to the AHP competitive subsidies were awarded to Downpayment Plus to assist 2,240 and 1,673 very low-, low-, and moderate-income homebuyers.

•

Community Investment Program/Community Economic Development Advance Program - We offer two programs where members may apply for advances to support affordable housing development or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, new roads and bridges, agriculture and farm activities, public facilities and infrastructure, and small businesses. For both of the years ended December 31, 2006 and 2005, we had approximately $2.0 billion in advances outstanding under the CIP and CEDA programs.

•

Native American Mortgage Purchase Program - We purchase mortgage loans provided by our Wisconsin members on Native American land. These mortgage loans are fully guaranteed by HUD in the event of default by the homeowner. Since the inception of the program through December 31, 2006, we have purchased 163 mortgages totaling approximately $14 million.

Derivative Activities with Members

Members may enter into interest rate derivatives directly with us. This product is primarily requested by our smaller asset size members because it provides them with access to the derivatives markets. We enter into offsetting interest rate derivatives with non-member counterparties in cases where we are not using the interest rate derivatives for our own hedging purposes. The derivatives are recorded at fair value with changes in fair value recorded in earnings. At December 31, 2006 and 2005, we had $45 million and $92 million in outstanding notional amounts of interest rate derivatives with our members. The fair value of these interest rate derivatives was $(9) million and $(7) million at December 31, 2006 and 2005. Both the notional and fair value derivative amounts were offset by other derivative positions we held with non-member counterparties. See “Note 20 - Derivatives and Hedging Activities” for a discussion of our use of interest rate derivatives as part of our interest rate risk management and hedging strategies.

Standby Letters of Credit

We provide members with standby letters of credit to support their obligations to third parties. Members may use standby letters of credit to facilitate residential housing finance and community lending or for liquidity and asset-liability management purposes. Our underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

advances. At December 31, 2006 and 2005, we had $553 million and $437 million, in standby letters of credit outstanding. For a description of our standby letters of credit see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements.”

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, or other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding, & Capital Resources – Liquidity.”

Investments

We maintain a portfolio of investments, for liquidity purposes, to manage capital stock redemptions, and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally Federal Funds sold and commercial paper entered into with highly rated institutions. Our longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, and mortgage-backed securities (“MBS”) that are issued by GSEs or that carry the highest ratings from Moody’s Investors Service (“Moody’s”), Standard and Poor’s Rating Service (“S&P”), or Fitch Ratings, Inc. (“Fitch”). Securities issued by GSEs are not guaranteed by the United States government.

The long-term investment securities portfolio provides us with higher returns than those available in the short-term money markets. It is not our practice to purchase investment securities issued directly by members or their affiliates. However, we may purchase investment securities issued by affiliates of members in the secondary market through a third party at arm’s length.

Under Finance Board regulations, we are prohibited from trading securities for speculative purposes or engaging in market-making activities. Additionally, we are prohibited from investing in certain types of securities or loans, including:

•

instruments, such as common stock, that represent an ownership in an entity, other than common stock in small business investment companies, or certain investments targeted to low-income persons or communities;

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities, or instruments that were downgraded after purchase;

•

whole mortgages or other whole loans, other than, (i) those acquired under our MPF Program, (ii) certain investments targeted to low-income persons or communities, (iii) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”), (iv) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and, (v) certain foreign housing loans authorized under section 12(b) of the FHLB Act; and

•	non-United States dollar-denominated securities.

The Finance Board’s Financial Management Policy further limits our investment in MBS and related investments by requiring that the total carrying value of our MBS and related investments not exceed 300% of our previous month-end “regulatory capital” on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings.

As part of the Finance Board’s resolution issued April 18, 2006 approving our application to issue subordinated notes, we are permitted to include a Designated Amount of our subordinated notes in the calculation of our MBS and investments’ limitation so long as we are subject to the Regulatory Leverage Limit, as defined in Note 16 - Capital Stock and Mandatorily Redeemable Capital Stock. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding, & Capital Resources - Capital Resources - Minimum Regulatory Capital Requirements” for a further discussion of the Regulatory Leverage Limit and Designated Amount of the subordinated notes.

The resolution also places an overall cap on MBS and related investments so that such investments may not exceed 300% of $4.521 billion, which consists of the sum of (i) regulatory capital stock outstanding as of the close of business on April 18, 2006, and (ii) the retained earnings account as of the close of business on April 18, 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

In addition, we are prohibited from purchasing:

•	interest-only or principal-only stripped MBS;

•	residual-interest or interest-accrual classes of collateralized mortgage obligations and Real Estate Mortgage Investment Conduits; and

•

fixed-rate MBS or floating-rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

Mortgage Partnership Finance Segment

Introduction

We invest in mortgage loans through the MPF® Program, which is a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from, or through, PFIs and purchase participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”). MPF Loans are conforming conventional and Government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five years to 30 years or participations in such mortgage loans. MPF Government loans are mortgage loans insured or guaranteed by one of the following government agencies: the Federal Housing Administration (“FHA”); the Department of Veterans Affairs (“VA”); the Rural Housing Service of the Department of Agriculture (“RHS”); or HUD.

There are currently five MPF Loan products from which PFIs may choose. Four of these products (Original MPF, MPF 125, MPF Plus, and MPF Government) are closed loan products in which we purchase loans that have been acquired or have already been closed by the PFI with its own funds. However, under the MPF 100 product, we “table fund” MPF Loans; that is, we provide the funds through the PFI as our agent to make the loan to the borrower. The PFI performs all the traditional retail loan origination functions under this and all other MPF products. With respect to the MPF 100 product, we are considered the originator of the MPF Loan for accounting purposes since the PFI is acting as our agent when originating the MPF Loan.

We developed the MPF Program to help fulfill our housing mission, to diversify our assets beyond our Traditional Member Finance segment, and to provide an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio. Finance Board regulations define the acquisition of Acquired Member

Assets (“AMA”) as a core mission activity of the FHLBs. In order for MPF Loans to meet the AMA requirements, we structure purchases and fundings so that the credit risk associated with MPF Loans is shared with PFIs.

We also provide other FHLBs (“MPF Banks”) the ability to purchase and fund MPF Loans with their member PFIs. In addition, we provide programmatic and operational support to those MPF Banks and their PFIs in our role as “MPF Provider.” The current MPF Banks are the FHLBs of: Atlanta, Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, San Francisco, and Topeka. Since October 2006, the FHLB of San Francisco no longer offers new Master Commitments to purchase mortgage loans from its PFIs under the MPF Program although it is retaining its existing portfolio of mortgage loans.

MPF Banks generally acquire whole loans from their respective PFIs but may also acquire them from a member PFI of another MPF Bank with permission of the PFI’s respective MPF Bank or may acquire participations from another MPF Bank. In the first quarter of 2006, we ceased entering into new agreements to purchase participation interests from other MPF Banks. However, we have pre-existing Master Commitments that require our purchase of additional participation interests for the foreseeable future. We currently purchase MPF Loans directly from PFIs of the FHLB of Dallas and pay the FHLB of Dallas a fee for acting as our marketing agent.

The MPF Program is designed to allocate the risks of MPF Loans among the MPF Banks and PFIs and to take advantage of their respective strengths in managing these risks. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF Loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF Loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. The MPF Banks are responsible for managing the interest rate risk, prepayment risk, and liquidity risk associated with owning MPF Loans.

For conventional MPF Loan products, PFIs assume or retain a portion of the credit risk on the MPF Loans that are funded by, or sold to, an MPF Bank by providing credit enhancement (“CE Amount”) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance (“SMI”). The PFI’s CE Amount covers losses for MPF Loans under a Master Commitment in excess of the MPF Bank’s first loss account (“FLA”). PFIs are paid a credit enhancement fee (“CE Fee”) for managing credit risk and in some instances, all or a portion of the CE Fee may be

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

performance based. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - MPF Loans Credit Enhancement Structure” for a detailed discussion of the credit enhancement, risk sharing arrangements, and loan product information for the MPF Program.

MPF Provider

In our role as MPF Provider, we establish the eligibility standards under which an MPF Bank member may become a PFI, the structure of MPF Loan products and the eligibility rules for MPF Loans. In addition, we manage the pricing and delivery mechanism for MPF Loans and the back-office processing of MPF Loans in our role as master servicer and master custodian. We have engaged Wells Fargo Bank N.A. as our vendor for master servicing and as the primary custodian for the MPF Program. We have also contracted with other custodians meeting MPF Program eligibility standards at the request of certain PFIs. These other custodians are typically affiliates of PFIs and in some cases a PFI acts as self-custodian.

We publish and maintain the MPF Origination Guide and MPF Servicing Guide (together, “MPF Guides”), which detail the requirements PFIs must follow in originating or selling and servicing MPF Loans. We maintain the infrastructure through which MPF Banks may fund or purchase MPF Loans through their PFIs. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® website. In exchange for providing these services, we receive a fee from each of the MPF Banks.

PFI Eligibility

Members and eligible housing associates may apply to become a PFI of their respective MPF Bank. If a member is an affiliate of a holding company, which has another affiliate that is an active PFI, the member is only eligible to become a PFI if it is a member of the same MPF Bank as the existing PFI. The MPF Bank reviews the general eligibility of the member, its servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF Program. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (“PFI Agreement”) that provides the terms and conditions for the sale or funding of MPF Loans, including required credit enhancement, and it establishes the terms and conditions for servicing MPF Loans. All of the PFI’s obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the PFI Agreement to request additional collateral to secure the PFI’s obligations.

Mortgage Standards

Mortgage loans delivered under the MPF Program must meet the underwriting and eligibility requirements in the MPF Guides, as amended by any waiver granted to a PFI exempting it from complying with specified provisions of the MPF Guides. PFIs may utilize an approved automated underwriting system or underwrite MPF Loans manually. The current underwriting and eligibility guidelines in the MPF Guides with respect to MPF Loans are broadly summarized as follows:

•

Mortgage characteristics.    MPF Loans must be qualifying 5-year to 30-year conforming conventional or Government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single unit second homes. Conforming loan size, which is established annually, as required by Finance Board regulations, may not exceed the loan limits permitted by the Office of Federal Housing Enterprise Oversight (“OFHEO”) each year. Condominium, planned unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower).

•

Loan-to-Value Ratio and Primary Mortgage Insurance. The maximum loan-to-value ratio (“LTV”) for conventional MPF Loans must not exceed 95%, while mortgage loans made under an MPF Bank’s AHP involving subsidies to the PFIs may have LTVs up to 100% (but may not exceed 105% total LTV, which compares the property value to the total amount of all mortgage loans outstanding against a property). Government MPF Loans may not exceed the LTV limits set by the applicable government agency. Conventional MPF Loans with LTVs greater than 80% require certain amounts of mortgage guaranty insurance (“MI”), called primary MI, from an MI company rated at least “AA” or “Aa” and listed in S&P’s LEVELS® modeling software, which calculates the PFI’s required CE Amount for MPF Loans.

•

Documentation and Compliance with Applicable Law. The mortgage documents and mortgage transaction must comply with all applicable laws. Mortgage loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments.

•

Ineligible Mortgage Loans.  The following types of mortgage loans are not eligible for delivery under the MPF Program: (i) mortgage loans that are not ratable by S&P; (ii) mortgage loans not meeting the MPF Program eligibility requirements as set forth in the MPF Guides and agreements; and (iii) mortgage loans that

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act loans, or loans in similar categories defined under predatory lending or abusive lending laws.

The MPF Guides contain MPF Program policies which include anti-predatory lending policies, eligibility requirements for PFIs, such as insurance requirements and annual certification requirements, loan documentation, and custodian requirements. The MPF Guides also detail the PFI’s servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

A majority of the states, and some municipalities, have enacted laws against mortgage lending practices considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and are not aware of any claim, action, or proceeding asserting that we are liable under these laws. However, we can not assure that we will never have any liability under predatory or abusive lending laws.

MPF Loan Deliveries

The PFI and MPF Bank enter into a best efforts master commitment (“Master Commitment”) when delivering mortgage loans under the MPF Program. The Master Commitment provides the general terms under which the PFI will deliver mortgage loans to an MPF Bank, including a maximum loan delivery amount, maximum CE Amount and expiration date. PFIs may then request to enter into one or more mandatory funding or purchase commitments (each, a “Delivery Commitment”) to sell or originate eligible mortgage loans. Each MPF Loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the Delivery Commitment or it will be rejected by us as MPF Provider. Each MPF Loan under a Delivery Commitment is linked to a Master Commitment so that the cumulative credit enhancement level can be determined for each Master Commitment.

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

In connection with each sale to, or funding by, an MPF Bank, the PFI makes customary representations and warranties in the PFI Agreement and under the MPF Guides. These representations and warranties include eligibility and conformance of the MPF Loans with the requirements in the MPF Guides, compliance with predatory lending laws, and the integrity of the data transmitted to the MPF Provider. Once an MPF Loan is funded or purchased, the PFI must deliver a qualifying promissory note and certain other required documents to the designated custodian. The designated custodian reports to the MPF Provider whether the documentation package matches the funding information transmitted to the MPF Provider and otherwise meets MPF Program requirements.

In our role as MPF Provider, we conduct an initial quality assurance review of a selected sample of MPF Loans from each PFI’s initial MPF Loan delivery. Thereafter, we perform periodic reviews of a sample of MPF Loans to determine whether the reviewed MPF Loans complied with the MPF Program requirements at the time of acquisition. Any exception that indicates a negative trend is discussed with the PFI and can result in the suspension or termination of a PFI’s ability to deliver new MPF Loans if the concern is not adequately addressed.

When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law, or terms of mortgage documents, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans which are impacted by such failure if it cannot be cured. Reasons for which a PFI could be required to repurchase an MPF Loan may include, but are not limited to, MPF Loan ineligibility, breach of representation or warranty under the PFI Agreement or the MPF Guides, failure to deliver the required MPF Loan document package to an approved custodian, servicing breach, or fraud.

We do not perform any quality assurance review of MPF Government Loans. However, we do allow PFIs to repurchase delinquent MPF Government Loans so that they may comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance or guaranty coverage. The repurchase price is equal to the current scheduled principal balance and accrued interest on the MPF Government Loan. In addition, just as for conventional MPF Loans, if a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, applicable law, or terms of mortgage documents, the PFI may be required to repurchase the MPF Government Loans that are impacted by such failure. See

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

“Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segment Results – Mortgage Partnership Finance Segment – Results of Operations” for further discussion of 2006 and 2005 repurchases.

MPF Products

A variety of MPF Loan products have been developed to meet the differing needs of PFIs. There are currently five

MPF Loan products that PFIs may choose from: Original MPF, MPF 100, MPF 125, MPF Plus, and MPF Government. The PFI’s risk sharing is different depending upon the product selected. The risk sharing components that impact the PFI’s and the Bank’s respective risk exposure are the amount of the FLA, the amount of the PFI’s direct CE obligation, if any, the amount of SMI, and whether the CE Fees are fixed, performance based, or both, all of which are different for each of the MPF products.

MPF Product Comparison Table

Product Name	MPF Bank FLA	PFI Credit Enhancement Size Description	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [1]	Servicing Fee retained by PFI
Original MPF	3 to 5 basis points/added each year based on the unpaid balance	Equivalent to “AA”	9 to 11 basis points/year – paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year – paid monthly; performance based after 2 or 3 years	Yes –After first 2 to 3 years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year – paid monthly; performance based	Yes	25 basis points/year

MPF Plus	Sized to equal expected losses	0-20 bps after FLA and SMI to “AA”	7 basis points/year fixed plus 6 to 7 basis points/year performance based (delayed for 1 year); all fees paid monthly	Yes	25 basis points/year

MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year [2]
[1]	Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.
[2]

For Master Commitments issued prior to February 2, 2007, the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate principal balance of the Master Commitment which is in addition to the customary 0.44% (44 basis points) per annum servicing fee that continues to apply for Master Commitments issued after February 1, 2007, and that is retained by the PFI on a monthly basis, based on the outstanding aggregate principal balance of the MPF Government Loans.

MPF Loan Participations

We may purchase participation interests in MPF Loans from other MPF Banks and may also sell participation interests to other MPF Banks at the time MPF Loans are acquired. The participation percentages in MPF Loans vary by each Master Commitment, by agreement of the MPF Bank selling the participation interests (the “Owner Bank”), us, in our role as MPF Provider, and other MPF Banks purchasing a participation interest. Effective March 1, 2006, we no longer enter into agreements to purchase participation interests in new Master Commitments of other MPF Banks. However, we have pre-existing contractual obligations that could result in our acquiring additional participation interests.

The Owner Bank is responsible for evaluating, monitoring, and reporting to any participant MPF Bank, the creditworthiness of each PFI initially, and at least annually thereafter. The Owner Bank is responsible for ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI’s CE Amount. The Owner Bank is also responsible for enforcing the PFI’s obligations under its PFI Agreement.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Participation percentages for MPF Loans may range from 100% to be retained by the Owner Bank to 100% participated to another MPF Bank. The participation percentages do not change during the period that a Master Commitment is open unless the MPF Banks contractually agree to change their respective shares or the Owner Bank exercises the right to require us to acquire a 100% participation for delivery commitments for a particular day. If the specified participation percentage in a Master Commitment never changes, then the percentage for risk-sharing of losses will remain unchanged throughout the life of the Master Commitment.

The risk sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

•	each pays its respective pro rata share of each MPF Loan acquired under a Delivery Commitment and related Master Commitment based upon the participation percentage in effect at the time;

•

each receives its respective pro rata share of principal and interest payments and is responsible for CE Fees based upon its participation percentage for each MPF Loan under the related Delivery Commitment, and for the Original MPF product, each is responsible for monthly allocations to the FLA based upon the unpaid principal balance of, and its participation percentage for, each MPF Loan; and

•

each is responsible for its respective pro rata share of FLA exposure and losses incurred with respect to the Master Commitment based upon the overall risk sharing percentage for the Master Commitment, except that for the Original MPF product, each shares in exposure to loss based on its respective percentage of the FLA at the time the loss is allocated.

The FLA and CE Amount apply to all the MPF Loans in a Master Commitment regardless of participation arrangements, so an MPF Bank’s share of credit losses is based on its respective participation interest in the entire Master Commitment. For example, assume an MPF Bank’s specified participation percentage was 25% under a $100 million Master Commitment and that no changes were made to the Master Commitment. The MPF Bank’s risk sharing percentage of credit losses would be 25%.

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

The arrangement is slightly different for the Original MPF product because each MPF Bank’s participation percentage in the FLA is based upon its share of each MPF Loan as the FLA increases over time. If the participation percentage never changes over the life of a Master Commitment, then the risk of loss is based on the MPF Bank’s respective investment percentage in the Master Commitment. If the percentage participations differ for various MPF Loans, each MPF Bank’s percentage of the FLA will be impacted by those differences because MPF Loans are acquired and repaid at different times. For example, if a Master Commitment had a total FLA of $100,000 (as of the date of the loss), and one participant MPF Bank’s FLA is $25,000 and the other MPF Bank’s FLA is $75,000, then the first MPF Bank would pay 25% of the loss incurred at such time and the other MPF Bank would pay 75%.

MPF Servicing

The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF Loans it delivers. The PFI is responsible for collecting the borrower’s monthly payments and otherwise dealing with the borrower with respect to the MPF Loan and the mortgaged property. Based on monthly reports the PFI is required to provide the master servicer, appropriate withdrawals are made from the PFI’s deposit account with the applicable MPF Bank. In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay provided the collateral securing the MPF Loan is sufficient to reimburse the PFI for advanced amounts. The PFI recovers the advanced amounts either from future collections or upon the liquidation of the collateral securing the MPF Loan.

If an MPF Loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF Guides permit certain types of forbearance plans. Upon any MPF Loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI’s default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides. Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary MI requirements, if applicable, and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

conformity to the cost and timeliness standards of the MPF Guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides. If there is a loss on a conventional MPF Loan, the loss is allocated to the Master Commitment and shared in accordance with the risk sharing structure for that particular Master Commitment. The servicer pays any gain on sale of real-estate owned property to the MPF Bank, or in the case of a participation, to the MPF Banks based upon their respective interest in the MPF Loan. However, the amount of the gain is available to reduce subsequent losses incurred under the Master Commitment before such losses are allocated between the MPF Bank and the PFI.

We monitor the PFI’s compliance with MPF Program requirements throughout the servicing process, and we bring any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI. In addition, the MPF Guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF Program requirements.

Although PFIs or their servicing affiliates generally service the MPF Loans delivered by the PFI, certain PFIs choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another PFI, which is permitted with the consent of the MPF Banks involved. One PFI has been designated to acquire servicing under the MPF Program’s concurrent sale of servicing option. In addition, several PFIs have acquired servicing rights on a concurrent servicing released basis or bulk transfer basis without the direct support from the MPF Program.

MPF Shared Funding® Program

In 2003, we invested in AMA eligible securities through the MPF Shared Funding program. The MPF Shared Funding program provides a platform to allow mortgage loans to be sold through the MPF Program system to a third party-sponsored trust and “pooled” into securities. Similar to our MPF Provider role, we serve as master servicer and master custodian for the benefit of the holders of the securities. Under the program, we purchase the AMA eligible securities, which are rated at least “AA”, and may either retain the securities or sell them to other FHLBs. No residual interest is created or retained on our balance sheet.

Aside from potential liquidity benefits on future transactions, there is not a material difference in our risk profile or earnings between holding MPF Shared Funding securities and holding the mortgage loans backing the securities. We have not completed any MPF Shared Funding transactions since June, 2003. The carrying value of MPF Shared Funding securities held by us was $369 million and $417 million as of December 31, 2006 and 2005.

Funding Services

Our primary source of funds is the sale of consolidated obligations in the capital markets. Consolidated obligations, which consist of bonds and discount notes, are, under the FHLB Act, the joint and several obligations of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from sale. Consolidated obligations are sold to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the United States government. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding, & Capital Resources - Liquidity” for further discussion.

No FHLB is permitted to issue individual debt unless it has received approval from the Finance Board. As approved by the Finance Board on June 13, 2006, we issued $1 billion of 10-year subordinated notes. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank. For further discussion of our subordinated notes, see “Note 14 - Subordinated Notes.”

Oversight, Audits, and Related Actions

Regulatory Oversight

Under the FHLB Act, the Finance Board regulates and supervises us to ensure that we carry out our housing finance mission, remain adequately capitalized, are able to raise funds in the capital markets, and operate in a safe and sound manner. The Finance Board also establishes policies and regulations covering our operations. The Finance Board is governed by a five-member board; four board members are appointed by the President of the United States, with the advice and consent of the Senate, to serve seven-year terms. The fifth member of the board is the Secretary of HUD or the Secretary’s designee.

The Finance Board’s operating and capital expenditures are funded by assessments on the FHLBs; no tax dollars or other appropriations support the operations of the Finance Board. To assess our safety and soundness, the Finance Board conducts annual, on-site examinations as well as periodic on-site reviews. Additionally, we are required to

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

submit monthly financial information on our condition and results of operations to the Finance Board.

The Government Corporations Control Act, to which we are subject, provides that before a government corporation issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the way and time issued, and the selling price. The FHLB Act also authorizes the Secretary of the Treasury discretion to purchase consolidated obligations up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. We must submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on our financial statements.

Regulatory Agreement and Related Actions

On June 30, 2004, we entered into a Written Agreement with the Finance Board to address issues identified in the Finance Board’s 2004 examination of the Bank. Under the Written Agreement we agreed to implement changes to enhance our risk management, capital management, governance, and internal control practices; to submit a business and capital plan to the Finance Board; and to maintain a regulatory capital ratio of 5.1%. The Written Agreement has subsequently been amended three times in order to adjust our minimum regulatory capital requirements as further described below. The Written Agreement also prohibits us from increasing the aggregate net book value of our AMA (i.e. MPF assets) under the MPF Program to no greater than 10% per annum. We remain in compliance with this restriction.

Under the Written Agreement, we engaged independent outside consultants to report on our (i) management and board oversight, (ii) risk management policies and practices, (iii) internal audit functions, and (iv) accounting, recordkeeping, and reporting practices and controls. The initiatives resulting from the Written Agreement and consulting reviews were focused on (i) enhanced governance, including improved Board reporting, increased frequency and documentation of Board and Board-level committee meetings, and a restructuring of Board committees including the establishment of a Risk Management Committee; (ii) a substantial increase in risk management staff and enhanced infrastructure, the adoption of an enterprise risk management framework, improved market risk modeling, research and oversight capabilities, and a materially enhanced risk assessment process; (iii) the recruitment of an experienced senior Internal Audit manager, the dedication of increased audit resources, and changes to audit methodology and practices; and (iv) adjustments to accounting policy, improvements in hedge accounting documentation and reporting, increased accounting staff and support, and substantial enhancement of policies and procedures associated with the transfer of debt between us and the other FHLBs. We have implemented recommendations from these studies.

Our Business and Capital Management Plan submitted to the Finance Board in accordance with the Written Agreement included the following:

•	delaying implementation of a new capital plan until a time mutually agreed upon between us and the Finance Board;

•	exploring alternative methods of capitalizing and funding AMA under the MPF Program;

•	adoption of a new Retained Earnings and Dividends Policy; and

•	an initiative to reduce outstanding voluntary capital stock (capital stock held by members in excess of their statutory requirement).

We are exploring the development of off-balance sheet strategies for the MPF Program. We adopted a new Retained Earnings and Dividend Policy in April 2006. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding, & Capital Resources – Retained Earnings and Dividend Policy” for further discussion of our Retained Earnings and Dividend Policy.

Although we committed to a reduction of voluntary capital stock under our Business and Capital Management Plan for 2005 - 2007, net redemptions from January 1, 2005 through October 17, 2005 resulted in our voluntary capital stock to regulatory capital ratio being reduced to less than its target amount for the end of year 2005. With the reduction in the dividend rate from an average of 6.125% paid in 2004 to 3.75% (annualized rate) which was paid in the fourth quarter 2005 (based upon third quarter 2005 results), we expected the redemption rate to accelerate even more in the remaining months of 2005. On October 18, 2005, our Board of Directors discontinued redemptions of voluntary capital stock for a period of time as permitted by the FHLB Act and Finance Board regulations.

On October 18, 2005, we also entered into Amendment No.1 to our Written Agreement with the Finance Board

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

which reduced our minimum required regulatory capital ratio from 5.1% to 4.5% and added a requirement that we maintain an aggregate minimum regulatory capital stock of $3.978 billion. Mandatorily redeemable capital stock under SFAS 150 and related capital stock dividends are considered capital stock for regulatory purposes.

On April 18, 2006, we entered into Amendment No. 2 to our Written Agreement with the Finance Board, which reduced our minimum regulatory capital stock requirement by $204 million from $3.978 billion to $3.774 billion. In addition, the Finance Board also approved our application to issue subordinated notes.

On May 16, 2006, our Board of Directors voted to allow for the redemption of voluntary capital stock in accordance with capital stock redemption guidelines approved by the Finance Board and during redemption windows announced by us.

On June 6, 2006, we entered into Amendment No. 3 to our Written Agreement with the Finance Board, which became effective on June 13, 2006 upon receipt of proceeds from our subordinated notes issuance. Amendment No. 3 replaced our aggregate minimum regulatory capital stock requirement of $3.774 billion with a requirement to maintain an aggregate amount of outstanding regulatory capital stock plus a Designated Amount of our subordinated notes of at least $3.500 billion.

Amendment No. 3 replaced our prior minimum regulatory capital ratio requirement with a requirement to maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of our subordinated notes to assets of at least 4.5%. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding, & Capital Resources - Capital Resources - Minimum Regulatory Capital Requirements” for further discussion of our minimum regulatory capital requirements and the Designated Amount of our subordinated notes.

On June 20, 2006, we used a portion of the net proceeds from the sale of subordinated notes to redeem $795 million of voluntary capital stock from members in accordance with our capital stock redemption guidelines. On December 14, 2006, we redeemed another $375 million of voluntary capital stock from members which, when combined with the $795 million voluntary capital stock redemption during the second quarter, resulted in approximately 60% of voluntary capital stock outstanding as of December 31, 2005 being redeemed by the end of 2006. We expect to announce a redemption period in the fourth quarter of 2007, subject to Finance Board authorization of this voluntary capital stock redemption.

We continue to make progress on and have met nearly all of the requirements under the Written Agreement with the Finance Board, including the following: acquiring MPF Loans within required limits; complying with our minimum capital requirements; completing required outside consulting studies of management, risk management, hedge accounting, and internal audit practices; implementing recommendations from those studies; and receiving Finance Board approval of our Retained Earnings and Dividend Policy. We still need to implement certain recommendations related to our market risk modeling.

Regulatory Audits

The Comptroller General has authority under the FHLB Act to audit or examine the Bank and the Finance Board and to decide the extent to which we fairly and effectively fulfill the purposes of the FHLB Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then the results and any recommendations must be reported to the Congress, the Office of Management and Budget, and the FHLB in question. The Comptroller General may also conduct a separate audit of any of our financial statements.

Taxation

We are exempt from all federal, state, and local taxation except for real estate property taxes, which are a component of our lease payments for office space or on real estate we own as a result of foreclosure on MPF Loans.

REFCORP & AHP Assessments

In lieu of taxes, we set aside funds at a 10% rate on our income for the AHP and pay a 20% assessment for Resolution Funding Corporation (“REFCORP”). Since each is net of the other, the overall effective rate is approximately 26.5%. For details on our assessments for the three years ended December 31, 2006, see “Note 15 – Assessments.”

Employees

As of December 31, 2006, we had 455 full time equivalent employees.

Competition

Traditional Member Finance

We compete with other suppliers of both secured and unsecured wholesale funding. Demand for our advances is

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

primarily affected by the cost of other available sources of liquidity for our members, including our members’ customer deposits. Other suppliers of wholesale funding include investment banks, commercial banks, and other FHLBs when our members’ affiliated institutions are members of other FHLBs. Under the FHLB Act and Finance Board regulations, affiliated institutions in different FHLB districts may be members of different FHLBs.

Some members may have limited access to alternative funding sources while other members may have access to a wider range of funding sources, such as repurchase agreements, brokered deposits, commercial paper, covered bonds collateralized with residential mortgage loans, and other funding sources. Some members, particularly larger members, may have independent access to the national and global financial markets.

The availability of alternative funding sources influences the demand for our advances and can vary as a result of a number of factors, such as market conditions, products, members’ creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members (which includes the rates we charge as well as the dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members’ specific requests on a timely basis.

Mortgage Partnership Finance Segment

We compete for the purchase of mortgage loans from members with other secondary market participants, such as Fannie Mae, Freddie Mac, large mortgage aggregators and private investors. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. In addition, we compete with other FHLBs that offer the Mortgage Purchase Program, a competing program, to the extent that our members have affiliates that are members of these other FHLBs. We primarily compete on the basis of transaction structure, price, products, and services offered. In addition, because the volume of conventional, conforming fixed-rate mortgage loans has been reduced due to the rise in interest rates, as well as increased popularity of competitive financing products, such as hybrid adjustable-rate mortgage loans (which we do not purchase), the demand for MPF Program products could diminish.

The participation of FHLBs in the Mortgage Purchase Program may have implications on the MPF Program. Specifically, the competition for mortgage loans between the two programs may impact the amount of mortgage loans acquired and the purchase price for such loans. In this regard, we face pipeline and profit margin risk as a result of our competition with the Mortgage Purchase Program as well as other programs. Because of the somewhat extensive infrastructure and processes required by our members to participate in the MPF Program, the application approval process can be relatively long. For example, we require an applicant to demonstrate the ability and the staff to originate and service mortgage loans to industry accepted standards. These infrastructure and process requirements can be disincentives to prospective participating members, as many of our smaller members lack the resources to participate in more than one program.

Multi-district memberships are not currently permitted in the System, so we generally do not compete for mortgage loans from members of other MPF Banks. Affiliated entities under a parent holding company are only permitted to access the MPF Program through one MPF Bank, so it is possible that a PFI with an affiliate in another MPF Bank district could choose to terminate its participation in the MPF Program and then access the MPF Program through its affiliate. Other than to determine PFI eligibility, we do not require members to report information concerning affiliates that may be members of other FHLBs. The eligibility requirements for holding company affiliates do not apply to the Mortgage Purchase Program but pertain solely to participation in the MPF Program. We do not participate in the Mortgage Purchase Program, which may include member participants that are affiliates of PFIs participating in the MPF Program.

Debt Issuance

We compete with the United States government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives. Although the available supply of funds from the FHLBs’ debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

The sale of callable debt and the execution of callable interest-rate swaps that mirror the debt has been an important source of competitive funding for us. We also rely heavily on the callable debt markets to reduce the interest rate exposure inherent in our mortgage-based assets, including MBS and MPF Loans. Consequently, the availability of markets for callable debt and interest-rate

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

derivatives may be an important determinant of our relative cost of funds and ability to manage interest rate risk. Due to the higher relative risk of this type of financial instrument, there is a limited investor market relative to the supply generated from the FHLBs and other GSEs, including Fannie Mae or Freddie Mac. There is no assurance that the current breadth and depth of these markets will be sustained.

Item 1A.	Risk Factors.

Member capital stock redemptions are limited and under limited circumstances a member could receive less than par value when redeeming capital stock upon membership withdrawal.

Our ability to honor capital stock redemption requests is limited with respect to both voluntary capital stock redemptions and redemptions in connection with membership withdrawals.

Voluntary Capital Stock Redemptions.  Our current policy is to notify members on a periodic basis of our intention to redeem up to a specified dollar amount of voluntary capital stock. We invite members to submit requests for redemption of voluntary capital stock (including capital stock that becomes voluntary capital stock in connection with advance repayments). Under our capital stock redemption guidelines, if aggregate member requests exceed the pre-announced redemption amount, we redeem voluntary capital stock on a pro rata basis.

We intend to offer a voluntary capital stock redemption opportunity in the fourth quarter of 2007, subject to receipt of regulatory authorization. In order to complete the redemption we may be required to further amend the Written Agreement, with the approval of the Finance Board, to reduce the aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes that we must maintain. There can be no assurance that we will receive such Finance Board approval.

We are unable to predict the percentage of a member’s voluntary capital stock that it will be able to redeem during future redemption periods. For our second and fourth quarter 2006 redemption windows, we redeemed 41% and 32% of the total amount of voluntary capital stock requested for redemption by our members. We are unable to predict the level of member demand for future voluntary capital stock redemptions or provide assurance to members as to when or to what extent voluntary capital stock redemptions will occur.

Capital Stock Redemptions and Membership Withdrawals. The regulatory capital ratio and regulatory capital stock and Designated Amount of subordinated notes requirement,

Regulatory Leverage Limit, liquidity requirements, and FHLB Act provisions may also limit our ability to redeem capital stock in connection with membership withdrawals and other terminations. Capital stock redemption in connection with membership withdrawal is subject to specified requirements at the time of withdrawal, which occurs upon expiration of a six month notice period. These requirements include, among other things, Finance Board approval (to the extent required), meeting our minimum regulatory capital, minimum regulatory capital stock and Designated Amount of subordinated notes under the Written Agreement, and Regulatory Leverage Limit, and, under certain circumstances, meeting our liquidity requirements. For a description of our regulatory capital and leverage requirements, see “Item 7 - Management’s Discussion and Analysis of Financial Discussion and Results of Operations – Liquidity, Funding, & Capital Resources - Capital Resources - Minimum Regulatory Capital Requirements.”

Under limited circumstances, a member could receive less than par value of its capital stock upon redemption. This could occur if a member were to withdraw from membership at a time that the Finance Board determines that our capital stock is or is likely to be impaired as a result of losses in, or the depreciation of, our assets which may not be recoverable in future periods. On order of the Finance Board we would be required to withhold from the amount to be paid to the withdrawing member for the redemption of its capital stock a pro rata share of such impairment as determined by the Finance Board.

Our five largest members hold 30% of our capital stock (including mandatorily redeemable capital stock). The loss of significant members or a significant reduction in the level of business they conduct with us could result in a reduction of our capital and lower demand for our products and services in the future. Our actions in limiting voluntary capital stock redemptions to pre-announced redemption windows may increase the number of membership withdrawals and related capital stock redemption requests or reduce demand for our advance products. If we experience decreased dividend levels in connection with anticipated future net income decreases as described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook,” we may experience increased membership withdrawals.

Also, consolidations within the financial services industry may reduce the number of current and potential members in our district. A decrease in demand for our products and services and an increase in redemptions of our capital stock due to the loss of significant members may adversely affect our results of operations and financial condition.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The amount of net interest income that we earn may be adversely affected by changes in interest rates.

Market risk is the potential for loss due to market value changes in financial instruments we hold. Interest rate risk is a critical component of market risk. We are exposed to interest rate risk primarily from the effects of changes in interest rates on our interest earning assets and our funding sources which finance these assets. Mortgage related assets are the predominant sources of interest rate risk in our risk profile. Those assets include MPF Loans and MBS.

Our overall objective in managing interest rate risk is to maintain duration of equity established by management that is within our advisory and regulatory limits. We attempt to manage our interest rate risk by utilizing hedge strategies. These hedging strategies may involve fair value and cash flow hedges as permitted under SFAS 133 or may involve economic hedges. Hedges under SFAS 133 receive hedge accounting treatment while economic hedges do not receive hedge accounting treatment. We hedge interest rate risk associated with our MPF Loans, advances, mortgage securities, and other assets with a multi-strategy approach of fixed-maturity and callable consolidated obligations and various cash and derivative financial instruments to provide a level of protection against interest rate risks. Specifically, we attempt to hedge potential increases or decreases in interest rates that may adversely affect our net interest income. The potential adverse affects on our net interest income resulting from increases or decreases in interest rates include, but are not limited to, the following:

•

In a falling interest rate environment mortgage pre-payments may increase. This may result in substandard performance in our MPF Loan portfolio as we experience a return of principal that we must reinvest in a lower rate environment, adversely affecting our net interest income over time.

•

In a rising interest rate environment, our ability to obtain higher yielding earning assets is diminished while our cost of funds is increased. Accordingly, an increase in interest rates is likely to negatively affect our net interest income. Specifically, overall demand for advances and mortgage loans may be reduced, thereby reducing origination of new advances or mortgage loans and volume of MPF Loans we acquire. As a result, our diminished ability to invest in mission related assets at higher yields may reduce our ability to generate earnings. Additionally, our cost of funds will increase.

•	Decreases in the funding spread between where we acquire assets and incur liabilities will cause net interest income to decrease even without major changes in the interest rate environment.

•

Changes in the difference between various maturity components of the term structure of interest rates, commonly known as the “yield curve”, may subject us to re-pricing risk. We fund and hedge mortgage assets with liabilities of various maturities in an attempt to match the risk profile of the assets at inception and over time. If the yield curve moves in a non-parallel fashion, we could be subject to refunding the shorter-maturity liabilities in a higher rate environment without a significant change in the interest income of the assets.

•	Increases in the general volatility of interest rates generally increase the cost of hedging our interest rate sensitive assets and may adversely decrease net interest income

•

Our duration of equity has become more sensitive to changes in interest rates since we issued the subordinated notes and reduced our voluntary capital stock. As a result, we have incurred increased hedging costs with respect to maintaining duration of equity within our internal advisory and regulatory limits and we may incur additional increased hedging costs in the future.

When interest rates change we expect the change in fair value of derivatives to be substantially offset by a related but inverse change in the fair value of the related hedged item. However, there is no assurance that our use of derivatives or instruments, such as callable debt, will fully offset the risks related to absolute or relative changes in interest rates. Any hedging strategy or set of financial instruments we may use, including derivatives, may not fully offset the risk of interest rate volatility and our hedging strategies themselves may result in earnings volatility and losses.

We may be required to recognize additional software impairment charges.

We assess impairment of the capitalized amount of internal-use computer software at least annually and sooner if a triggering event occurs. After we amended our Written Agreement with the Finance Board on October 18, 2005, we recorded software impairment charges of $10 million as a result of re-evaluating our business opportunities and strategies related to the MPF Program. Unexpected declines in our operating results, or changes in business strategies or our regulatory environment, may result in impairment charges. Additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

We are subject to regulation by the Finance Board, and we are likely to incur significant costs related to governmental regulation and complying with our Written Agreement.

We are closely supervised and regulated by the Finance Board. Under the FHLB Act, the Finance Board is responsible for overseeing FHLBs with regard to their housing finance mission, level of capitalization, ability to raise funds in the capital markets, and operations. In this regard, the Finance Board promulgates rules covering the operations of the FHLBs. On June 30, 2004, we entered into a Written Agreement with the Finance Board, which has been amended in October 2005, April 2006 and June 2006. We are required to comply with the terms of the Written Agreement, as amended, until it is terminated. See “Item 1 - Business - Oversight, Audits, and Related Actions - Regulatory Agreement and Related Actions.”

Complying with the requirements of the Written Agreement, as amended, may adversely affect our ability to operate our business. Our ability to generate earnings and enhance our return on equity have been reduced as a result of the increased minimum regulatory capital and leverage requirements that we are required to maintain under the Written Agreement. The Written Agreement requires that we maintain a regulatory capital ratio of 4.5% instead of the regulatory required level of 4.0% and an aggregate amount of outstanding capital stock (including mandatorily redeemable capital stock) plus a Designated Amount of subordinated notes of at least $3.5 billion. Requirements to maintain a higher capital ratio restrict our ability to purchase additional investments because we cannot further leverage our capital resources. We expect to continue to incur increased operating expenses resulting from improvements to internal controls and our infrastructure resulting from the implementation of the Written Agreement.

Our inability to comply with our minimum regulatory capital and leverage requirements in the future could have a material and adverse effect on our ongoing business and results of operations.

We are required to maintain certain minimum regulatory capital and leverage requirements under (i) our Written Agreement and (ii) Finance Board regulations currently applicable to us. See “Item 7 - Management’s Discussion and Analysis of Financial Discussion and Results of Operations - Liquidity, Funding, & Capital Resources - Capital Resources - Minimum Regulatory Capital Requirements.” Starting June 14, 2011, the amount of the subordinated notes that we will be able to include in calculating compliance with our minimum regulatory capital and leverage requirements will begin to phase out. Accordingly, we will have to manage our capital base and assets in order to maintain compliance with these requirements. While we expect to remain in compliance with our minimum regulatory capital and leverage requirements, there can be no assurance that we will be successful in managing our capital and assets in order to comply with these requirements.

Because the Written Agreement includes a requirement to maintain a fixed required aggregate amount of regulatory capital stock and Designated Amount of subordinated notes without regard to our total assets, we cannot compensate for a reduction in either the amount of regulatory capital stock or the Designated Amount of subordinated notes that can be included for purposes of calculating compliance with this requirement by means of a reduction in our assets. It is likely that we will seek Finance Board approval for one or more modifications of the minimum regulatory capital stock and subordinated notes requirement, or the termination of such requirement altogether. Once the phase out period begins, we expect to be able to remain in compliance only if we can obtain modifications of the minimum regulatory capital stock and subordinated notes requirement from the Finance Board.

If we do not comply with our minimum regulatory capital requirements, we will be prohibited from redeeming capital stock or paying dividends, and we may be subject to further supervisory action by the Finance Board, all of which could have a material and adverse effect on our ongoing business and results of operations.

The FHLB Act or Finance Board regulations may be amended in a manner that changes our statutory and regulatory requirements and affects our business, operations and/or financial condition.

Since enactment in 1932, the FHLB Act has been amended many times in ways that have significantly affected the rights and obligations of FHLBs and the manner in which they fulfill their housing finance mission. Future legislative changes to the FHLB Act and new or amended regulations or policies adopted by the Finance Board, such as the AMA Regulation, may adversely affect our business, results of operations, and financial condition.

In recent years, Congress has been considering legislation to reform the regulatory structure of the three United States housing GSEs: the FHLBs, Fannie Mae, and Freddie Mac. Legislation was approved last Congress by the United States House of Representatives and later, by the Senate Banking Committee, but the measure stalled before reaching the Senate floor for consideration.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

At the beginning of this year, the chairmen of both the Senate Banking and the House Financial Services Committees announced plans to again consider legislation to consolidate GSE supervision under an independent federal regulator with enhanced supervisory and enforcement powers, similar to other bank regulatory agencies. As a result of negotiations at the end of last year, the Chairman of the Financial Services Committee reportedly has reached a compromise with the Treasury Department resolving previously contentious issues. In March, he introduced a bill, H.R. 1427, in the House of Representatives with bipartisan support and announced his intention, following hearings, to gain the approval of the Committee and full House in the coming months. Companion legislation has not been introduced in the Senate to date.

Given the nature of the legislative process, it is impossible to predict with certainty the chances of such legislation gaining approval this year by both houses, or the effects of any such legislation, if enacted, on our business operations or financial results.

The adoption of new business strategies for the MPF Program may negatively impact our net income.

As a consequence of the Written Agreement and in connection with the reduction of our voluntary capital stock ratio, we have adopted new business strategies for the MPF Program. To increase our control of the volume and liquidity of our MPF assets, effective March 1, 2006, we no longer enter into agreements to purchase participation interests in new Master Commitments of other FHLBs. However, we have pre-existing contractual obligations that could result in our acquiring additional participation interests. In addition, we are developing off-balance sheet capabilities for funding future MPF Program investments. New off-balance sheet MPF activities would be subject to Finance Board approval of a new business activity request. We expect that income from any off-balance sheet MPF business would be significantly less than that generated under the current business model. The infrastructure necessary to support the MPF Program is significant. There is no assurance that we will be able to successfully develop an off-balance sheet alternative for the MPF Program that would generate sufficient income to support the cost of our infrastructure. Also, should other FHLBs limit or discontinue their participation in the MPF Program, we could receive lower revenues in connection with fees we assess for providing related transaction processing services.

The MPF Program has different risks than those related to our traditional advances business, which could adversely impact our results of operations.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. During periods of rising interest rates, refinancings decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Because we have not experienced an extended downturn in the real estate market since the MPF Program’s inception, the MPF Program’s historical performance may not be indicative of results in an extended rising interest rate environment, and our results of operations may be adversely affected if interest rates continue to rise or remain flat.

In addition, the MPF Program, as compared to our traditional advances business, is more susceptible to credit losses, and also carries more interest rate risk and operational complexity. If we fail to properly manage these risks and operational complexities, our results of operations may be adversely affected. For a description of the MPF Program, our obligations with respect to credit losses and the PFI’s obligation to provide credit enhancement, see “Item 1 – Business - Business Segments - Mortgage Partnership Finance Segment.”

If the prepayment rates for MPF Loans are higher or lower than expected, our results of operations may be adversely impacted.

The rate and timing of unscheduled payments and collections of principal on MPF Loans are difficult to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, restrictions on voluntary prepayments contained in the MPF Loans, the availability of lender credit, and other economic, demographic, geographic, tax, and legal factors. We manage prepayment risk through a combination of cash and derivative financial instruments. If the level of actual prepayments is higher or lower than expected, we may be required to make a payment under a related derivative agreement or may experience a mismatch with a related cash instrument resulting in reduced earnings. Also, increased prepayment levels will cause the amortization of deferred agent fees, premiums, and SFAS 133 hedging adjustments, to increase, reducing net interest income.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The performance of our MPF Loan portfolio depends in part upon third party service providers.

Mortgage Servicing.  We rely on our PFIs and third party servicers to perform mortgage loan servicing activities for our MPF Loan portfolio. These activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, and monitoring, and reporting loan delinquencies. In the event that one or more of these entities fail to perform its servicing duties, we could experience credit losses and incur additional costs associated with obtaining a replacement servicer.

Master Servicing.  We act as master servicer for the MPF Program. In this regard, we have engaged a vendor for master servicing, Wells Fargo Bank N.A., which monitors the PFIs’ compliance with the MPF Program requirements and issues periodic reports to us. While we manage MPF Program cash flows, if the vendor should refuse or be unable to provide the necessary service, we may be required to engage another vendor which could result in delays in reconciling MPF Loan payments to be made to us or increased expenses to retain a new master servicing vendor.

Supplemental Mortgage Provider.  In some cases a portion of the credit support for MPF Loans is provided under an SMI policy. If an SMI provider fails to fulfill its obligation to reimburse us for claims, we would bear the full loss of the borrower default on the related MPF Loans. As of December 31, 2006, we were the beneficiary of supplemental mortgage insurance coverage on $666 million of MPF Loans, which represented approximately 2% of the outstanding principal balance of our MPF Loan portfolio.

Credit Enhancement Methodology.  We have contracted with S&P for the use of its modeling software, LEVELS, which calculates the PFI’s required CE Amount for MPF Loans. If S&P were to discontinue LEVELS or fail to honor the terms of its contract for our use of LEVELS, we would be required to engage another NRSRO or develop our own methodology (confirmed in writing by an NRSRO) to calculate the required level of the CE Amount for each Master Commitment, as required under Finance Board regulation. Should either of these events occur, we may experience a disruption in our ability to fund or purchase MPF Loans which may have a negative impact on our business, results of operations, and financial condition.

We are subject to credit risk due to default.

Credit risk is the risk of loss due to default or non-performance of a member, other obligor or a counterparty. We are exposed to credit risk principally through advances or commitments to our members, MPF

Loans, SMI providers, derivatives counterparties, and issuers of investment securities.

To protect against credit risk for advances, we require advances to be collateralized. The FHLB Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All of our capital stock owned by the borrower is also available as supplemental collateral. In addition, members that qualify as CFIs – defined in the FHLB Act as FDIC-insured depository institutions with total average year-end assets for the prior three years of $599 million or less as of January 1, 2007 – may pledge secured small-business, small-farm, and small-agribusiness loans as collateral for advances. If we were unable to realize the full value of the collateral upon an advance default, we could incur losses.

While we face minimal credit risk on advances, we are subject to credit risk on some investments, MPF Loans, and on derivative financial instruments. We follow guidelines established by our Board of Directors and the Finance Board on unsecured extensions of credit, whether on- or off-balance sheet, which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the United States government and other FHLBs. However, there can be no assurance that these activities will prevent defaults.

In connection with our hedging activities we enter into derivative contracts with various counterparties. If a counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty at a higher cost or we may be unable to obtain a replacement contract. As of December 31, 2006, we had 42 counterparties and intermediaries with whom we had interest rate derivatives with notional outstanding balances. The largest five of these entities had notional balances outstanding that in total accounted for approximately 59% of the total outstanding notional amount of our derivatives contracts. The insolvency of one of our largest derivatives counterparties combined with an adverse move in the market before we are able to transfer or replace the contracts could adversely affect our financial condition and results of operations. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation – Risk Management – Credit Risk – MPF Loans Credit Enhancement Structure - Derivatives” for a description of derivatives credit exposure.

We depend on the FHLBs’ ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets. Our ability to

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions which are beyond the control of the FHLBs. Accordingly, we may not be able to obtain funding on acceptable terms, if at all.

FHLB consolidated obligations have been assigned “Aaa/P-1” and “AAA/A-1+” ratings by Moody’s and S&P. Rating agencies may from time to time change a rating or issue negative reports, which may adversely affect our cost of funds or the ability of the FHLBs to issue consolidated obligations on acceptable terms.

Our business may be negatively impacted if we are unable to access funding when needed on acceptable terms, or we may experience higher funding costs.

We are jointly and severally liable for the consolidated obligations of other FHLBs.

Under the FHLB Act, we are jointly and severally liable with other FHLBs for consolidated obligations issued through the Office of Finance. If another FHLB defaults on its obligation to pay principal or interest on any consolidated obligation, the Finance Board has the ability to allocate the outstanding liability among one or more of the remaining FHLBs on a pro rata basis or on any other basis that the Finance Board may determine. If we were required to make payment on consolidated obligations beyond our primary obligation, our financial condition and results of operations could be negatively affected.

Increased attention on risk management and internal controls has resulted in the need to enhance our control environment which may adversely impact our results of operations.

In accordance with the Written Agreement we have made considerable investments in resources dedicated to risk oversight and internal control activities during the years ended December 31, 2006 and 2005. As a result, during the course of 2006 and 2005, deficiencies in internal controls have been identified in the credit, market, technology, operating, and financial reporting areas. Some of those deficiencies have already been remediated and we are in the process of developing or implementing formal remediation plans for the remainder. We may incur increased operating expenses resulting from improvements to internal controls and our infrastructure resulting from the implementation of the Written Agreement.

We are subject to operational risk related to private borrower information.

Our MPF operations rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. Despite the protective measures we take to reduce the likelihood of information breaches, this information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

Our business is dependent upon our computer operating systems and an inability to implement technological changes or an interruption in our information systems may result in lost business.

Our business is dependent upon our ability to interface effectively with other FHLBs, PFIs, members, and other third parties, and our products and services require a complex and sophisticated operating environment supported by operating systems, both purchased and custom-developed.

Maintaining the effectiveness and efficiency of the technology used in our operations is dependent on the continued timely implementation of technology solutions and systems necessary to effectively manage the Bank and mitigate risk, and may require significant capital expenditures. If we are unable to maintain these technological capabilities, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised.

We rely heavily on communications and information systems furnished by third party service providers to conduct our business. Any failure, interruption, or breach in security of these systems, or any disruption of service could result in failures or interruptions in our ability to conduct business. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our financial condition, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We occupy approximately 136 thousand square feet of leased office space on five floors of a 30 story building at 111 East Wacker Drive, Chicago, Illinois, 60601. We also maintain approximately 6 thousand square feet of a leased

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

off-site back-up facility approximately 15 miles northwest of the main facility, which is on a separate electrical distribution grid.

Item 3.	Legal Proceedings.

We may be subject to various legal proceedings arising in the normal course of business. After consultations with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

The only matter submitted to a vote of members in 2006 was the annual election of directors occurring in the fourth quarter. The rules governing the election of directors were established by Finance Board regulations.

We have 16 director positions, 10 to be elected by our members and six to be appointed by the Finance Board. The allocation of elective directorships by state is determined, pursuant to the FHLB Act, based on the number of shares of capital stock required to be held by the member institutions in each state in the district at the end of the calendar year preceding the election.

The table below shows the total number of elective directorships designated by the Finance Board for each state in our district for 2007 and the number of director positions filled in our 2006 election of directors:

State	Total Elective Directorships for 2007	Directorships Elected in 2006
Illinois	6	2
Wisconsin	4	2

District total	10	4

The two Illinois and two Wisconsin elective director positions filled in the 2006 election of directors have three-year terms commencing on January 1, 2007.

The nomination and election of directors was conducted by mail. No in-person meeting of the members was held. An institution was eligible to nominate candidates and vote in the election if it was a stock holding member of the Bank as of December 31, 2005 (the record date for the election). For each of the director positions to be filled, an eligible institution could vote the number of shares of capital stock it was required to hold as of December 31, 2005, except that an eligible institution’s vote for each directorship could not exceed the average number of shares of capital stock required to be held by all of the member institutions in that member’s state as of December 31, 2005. Eligible institutions participating in the election could not consolidate or divide their blocks of eligible votes and were required to submit their voting ballots to us by October 27, 2006.

Our Board of Directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election. No director (except a director acting in his or her personal capacity), officer, employee, attorney, or agent of the Bank may, directly or indirectly, support the nomination or election of a particular individual for an elective directorship.

Out of 593 institutions eligible to vote in Illinois in the 2006 election, 305 participated, casting a total of 3,942,936 votes. Out of 286 institutions eligible to vote in Wisconsin in the 2006 election, 180 participated, casting a total of 1,774,978 votes.

The following individuals (with the two highest vote counts in Illinois and the two highest vote counts in Wisconsin) were elected to the two Illinois directorships and two Wisconsin directorships; the directorships have three-year terms beginning January 1, 2007, and ending December 31, 2009:

Name	Member	Votes for
Roger L. Lehmann President, CEO and Chairman	The Harvard State Bank Harvard, Illinois	1,313,141

Steven F. Rosenbaum Chairman, President and CEO	Prospect Federal Savings Bank Worth, Illinois	1,257,104

E. David Locke Chairman and CEO	McFarland State Bank McFarland, WI	886,111

James F. McKenna Chairman and CEO	North Shore Bank Brookfield, WI	827,632

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The following directors continue to serve on the Board:

Directors in elective directorships:	Term Expires December 31,
Illinois

Thomas M. Goldstein Senior Executive Vice President LaSalle Bank Corporation Chicago, Illinois	2008

P. David Kuhl Director Busey Bank Urbana, Illinois	2007

Kathleen E. Marinangel CEO/President and Chairman of the Board McHenry Savings Bank McHenry, Illinois	2007

Richard K. McCord President and CEO Illinois National Bank Springfield, Illinois	2008

Wisconsin

Gerald J. Levy Chairman Guaranty Bank Brown Deer, Wisconsin	2007

Thomas L. Herlache Chief Executive Officer and Chairman of the Board Baylake Bank Sturgeon Bay, Wisconsin	2008

On January 18, 2007, the Finance Board adopted an interim final rule establishing procedures for the selection of appointed directors to the boards of the FHLBs. Under the rule, the FHLBs are responsible for identifying potential directors, conducting a preliminary assessment of their eligibility and qualifications, and sending two nominees for each vacant appointive directorship to the Finance Board for its consideration. The nominations must be accompanied by a completed eligibility form, which demonstrates the qualifications of each nominee to serve on the board of an FHLB. The Finance Board will review each nomination and decide whether to appoint directors from the submitted list of nominees. If the Finance Board declines to appoint any of the nominees, it will require the FHLB to submit additional nominees for consideration.

On December 22, 2006, the Finance Board re-appointed Mr. Grosenheider and Mr. LaBelle as public interest directors to fill the remaining year of three-year terms that began on January 1, 2005. As of December 31, 2006, we had four vacant directorships that are subject to being filled based on the Finance Board’s adopted process. We cannot predict if or when the Finance Board will complete the appointment of directors to these vacant directorships. Further, the Finance Board has asked for comments on this interim final rule, so it is possible that further changes may be made.

Directors in appointed directorships:	Term Expires December 31,
Terry W. Grosenheider Private Banking Relationship Manager U.S. Bank, N.A. Madison, Wisconsin	2007

Alex J. LaBelle Broker-Associate Smothers Realty Group LaGrange, Illinois	2007

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our members own our capital stock and elect the majority of our directors. We conduct our business almost exclusively with our members. There is no established marketplace for our capital stock and our capital stock is not publicly traded. However, members are permitted to sell or transfer capital stock to other members at par value with the Finance Board’s and our approval. Although by regulation, we have the discretion to redeem voluntary capital stock at any time, since May 2006, our policy has been to redeem voluntary capital stock only during announced redemption windows authorized by the Finance Board, in accordance with our capital stock redemption guidelines and subject to meeting our minimum regulatory capital requirements. Prior to May 2006, we had discontinued voluntary capital stock redemptions for a period of time beginning in October 2005, as permitted by the FHLB Act and Finance Board regulations. See “Item 1 – Business - Oversight, Audits, and Related Actions - Regulatory Agreement and Related Actions” for further discussion of our voluntary capital stock redemption windows and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Result of Operations – Liquidity, Funding, & Capital Resources - Capital Resources - GLB Act Requirements” for further information on our minimum regulatory capital requirements.

Par value of our capital stock is $100 per share. As of February 28, 2007, we had 26,037,507 shares of capital stock outstanding, including 135,921 shares of mandatorily redeemable capital stock. Our membership at February 28, 2007 was 853 member/stockholders of record.

Information regarding our dividends is set forth in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding, & Capital Resources – Retained Earnings and Dividend Policy.”

Item 6.	Selected Financial Data

For the years ended December 31,	2006	2005	2004	2003	2002
Selected Statements of Income Data

Net interest income before allowance for credit losses	$407	$504	$704	$794	$523
Provision for (release of) allowance for credit losses	-	(3)	-	-	2

Net interest income after (release of) allowance for credit losses	407	507	704	794	521
Non-interest income (loss)	(33)	(42)	(127)	(113)	(184)
Non-interest expense	118	132	121	86	58
AHP assessment	21	28	41	49	23
REFCORP assessment	47	61	91	109	51

Income before cumulative effect of change in accounting principle	188	244	324	437	205
Cumulative effect of change in accounting principle	-	-	41	-	-

Net income	$188	$244	$365	$437	$205

Selected Ratios and Data - Annualized
Net income to average assets	0.21%	0.29%	0.41%	0.57%	0.36%
Return on average equity	5.10%	5.54%	7.69%	10.66%	6.94%
Total average equity to average assets	4.18%	5.21%	5.26%	5.33%	5.24%
Non-interest expense to average assets	0.13%	0.16%	0.13%	0.11%	0.10%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.27%	0.42%	0.65%	0.96%	0.79%
Net interest margin on interest-earning assets	0.47%	0.60%	0.79%	1.06%	0.95%
Dividends declared	$107	$208	$262	$220	$148
Annualized dividend rate declared	3.08%	4.94%	6.13%	6.25%	5.25%
Dividend payout ratio	57%	85%	72%	50%	72%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

As of December 31,	2006	2005	2004	2003	2002
Selected Statements of Condition Data
Federal Funds sold and securities purchased under agreements to resell	$6,470	$6,945	$5,128	$5,442	$3,825
Investment securities	15,544	10,770	8,851	6,539	9,340
Advances	26,179	24,921	24,192	26,443	24,945
MPF Loans held in portfolio, net of allowance for loan losses	37,944	42,005	46,920	47,600	26,186
Total assets	86,714	85,346	85,709	86,942	65,046

Total deposits	1,493	1,057	1,223	2,348	3,048
Securities sold under agreements to repurchase	1,200	1,200	1,200	1,200	1,399
Total consolidated obligations, net [1]	78,910	77,896	77,748	77,927	55,770
Subordinated notes	1,000	-	-	-	-
Total liabilities	83,631	81,208	81,083	82,369	61,680
Total capital	3,083	4,138	4,626	4,573	3,366

Other Selected Data
Regulatory capital and subordinated notes	$4,207	$4,506	$4,792	$4,542	$3,296
Regulatory capital to assets ratio [4]	4.9%	5.3%	5.6%	5.2%	5.1%
All FHLBs consolidated obligations outstanding (par) [2]	$951,990	$937,460	$869,242	$759,529	$680,695
Number of members	858	881	893	884	874
Number of active PFIs [3]	265	248	232	172	120
Headcount (full time equivalent)	455	443	375	298	224
[1]	Total consolidated obligations, net represents the consolidated obligations for which we are primary obligor.
[2]	We are jointly and severally liable for the consolidated obligations of the FHLBs. See “Note 13 - Consolidated Obligations” for further discussion on our joint and several liability.
[3]	Active PFIs means PFIs that are currently servicing and/or credit enhancing MPF Loans purchased by or funded through the Bank under the MPF Program.
[4]	Regulatory capital to assets ratio is calculated as follows: (regulatory capital plus the Designated Amount of subordinated notes) divided by total assets.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2006	2005	2004	2003	2002
Income before cumulative effect of change in accounting principle	$188	$244	$324	$437	$205
Cumulative effect of change in accounting principle	-	-	41	-	-

Net income	188	244	365	437	205
Total assessments	68	89	132	158	74
Interest portion of rental expense [1]	1	1	1	-	-
Interest expense on all indebtedness	3,959	3,039	2,506	1,939	1,757

Earnings, as adjusted	$4,216	$3,373	$3,004	$2,534	$2,036

Fixed charges:
Interest portion of rental expense [1]	$1	$1	$1	$-	$-
Interest expense on all indebtedness	3,959	3,039	2,506	1,939	1,757

Total fixed charges	$3,960	$3,040	$2,507	$1,939	$1,757

Ratio of earnings to fixed charges	1.06 : 1	1.11 : 1	1.20 : 1	1.31 : 1	1.16 : 1

[1]	Interest component of rental expense is 20%, which approximates the imputed interest factor of the operating lease.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Statements contained in this annual report, including statements describing the objectives, projections, estimates, or future predictions of management, may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “expects,” “could,” “estimates,” “may,” “should,” “will,” their negatives, or other variations of these terms. We caution that, by their nature, forward-looking statements involve risks and uncertainties related to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in these forward-looking statements and could affect the extent to which a particular objective, projection, estimate, or prediction is realized.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the Written Agreement with the Finance Board; the effect of the Retained Earnings and Dividend Policy on our goal to strengthen our capital base; our ability to make additional redemptions of voluntary capital stock; economic and market conditions; volatility of market prices, rates, and indices, or other factors, including natural disasters, that could affect the value of our investments or collateral; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; changes in the FHLB Act or Finance Board regulations; changes in our capital structure; membership changes, including the withdrawal of members due to our inability to satisfy all member requests for redemption of voluntary capital stock; changes in the demand by our members for advances; competitive forces, including the availability of other sources of funding for our members; our ability to attract and retain skilled individuals; the pace of technological change and our ability to develop and support technology and information systems; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; the impact of our new business strategy to develop off balance sheet capabilities to fund MPF assets; the impact of new accounting standards and the application of accounting rules; and the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability.

About the Bank

We are a member-owned cooperative corporation federally chartered by the United States Congress and one of 12 Federal Home Loan Banks. We conduct our business through grouping our products and services into two operating segments – traditional member finance and the Mortgage Partnership Finance segment. Our Traditional Member Finance segment consists of advances to members, traditional funding, liquidity, derivative activities with members, standby letters of credit, investments, and deposit products. Our Mortgage Partnership Finance segment consists principally of our investments in mortgage loans through the MPF Program. The MPF Program is a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from or through participating financial institution members and purchase participations in pools of eligible mortgage loans from other FHLBs and our investment in AMA under the MPF Shared Funding Program.

Our primary funding source is proceeds from the sale of consolidated obligations to the public. Although the FHLBs are jointly and severally liable on all consolidated obligations, an individual FHLB is primarily liable for the portion of the consolidated obligation proceeds that it receives from the issuance. Additional funds are provided by deposits and capital stock issued to members. Our income is primarily generated from the spread between the interest income we earn on advances, mortgage loans, and investments, less interest we pay on consolidated obligations, subordinated notes, deposits, and other borrowings.

Business Overview

For 2006, net income decreased $56 million or 23% from 2005. The decrease resulted primarily from a $100 million decrease in net interest income. Non-interest expense decreased $14 million and assessments decreased by $21 million, partially offsetting the decrease in net interest income.

The decrease in net interest income and 13 basis point decline in net interest margin on interest earning assets were principally due to a flattening yield curve. The yield curve flattened because short-term interest rates increased more significantly than longer-term interest rates. The flattening yield curve principally negatively affected the net interest margin we earn on our MPF Loans. Specifically, during 2006 the estimated life or duration of our MPF Loan portfolio increased as short-term interest rates increased. At the same

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

time, certain debt funding our MPF Loan portfolio matured. We replaced the maturing debt with new debt issuances at current market rates which were higher than the maturing debt. As a result, net interest income and net interest margin on interest earning assets were negatively affected.

The decrease in net interest income and net interest margin on interest earning assets also resulted from our issuing $1 billion in subordinated notes at the end of the second quarter 2006. The subordinated notes were issued to allow us to redeem voluntary capital stock. As a result, the subordinated notes incrementally added $31 million in additional interest expense during 2006 since we had less capital stock to invest in interest earning assets. This caused net interest income and net interest margin on earning assets to decrease.

We continue to experience reduced purchases/fundings of MPF Loans. This is due to the following:

•	Higher market interest rates;

•	Lower borrower demand for fixed rate mortgage products;

•	Capital limitations that have decreased capital available to support the assets on our statement of condition; and

•	We no longer purchase participation interests in MPF Loans with other FHLBs unless we have a pre-existing contractual obligation to do so.

Capital limitations have resulted from reductions of outstanding voluntary capital stock and maintaining the regulatory capital plus the Designated Amount of subordinated notes to assets ratio of 4.5% imposed by the amended Written Agreement.

For 2006, non-interest expense decreased $14 million from 2005. The decrease was primarily in other expenses which decreased by $15 million in 2006 compared to 2005. The decrease is principally attributable to a $10 million software impairment charge that we recorded in the fourth quarter of 2005. We had no such charge in 2006. We determined that certain internal-use software had become impaired due to management’s decision to abandon software being developed to support a new line of business related to MPF Loan servicing. Management’s decision was based on the amendment to our Written Agreement with the Finance Board that occurred on October 18, 2005. Offsetting some of the overall decrease was an increase in compensation and benefits of $9 million related principally to higher compensation levels and related benefit costs.

For 2006, assessments decreased $21 million compared to 2005. The decrease directly corresponds to the reduced net income before assessments.

We continue to make progress on the requirements under our amended Written Agreement with the Finance Board. Specifically, we have met nearly all of the following requirements: acquiring MPF Loans within required limits; complying with our minimum capital requirements; completing required outside consulting studies of management, risk management, hedge accounting, and internal audit practices; implementing recommendations from those studies; and receiving Finance Board approval of our Retained Earnings and Dividend Policy. We still need to implement certain recommendations related to our market risk modeling.

Business Outlook

We anticipate significantly lower net income in 2007 compared to 2006 due to a continued reduction in net interest income. We anticipate that net interest income will be significantly decreased primarily as a result of the following factors:

•	Reduced MPF Loan volume

•	Reduced capital stock

•	Amortization of prior hedging costs as required under FAS 133

•	Outstanding debt with above market interest rates and overall increased funding costs

These trends may continue beyond 2007.

We intend to continue purchasing new MPF Loans. However, such purchases are unlikely to equal paydowns of existing loans in our MPF Loan portfolio. As such, we do not expect to fully replace lower yielding MPF Loans with MPF Loans at current market rates. In addition, as interest rates have increased over the course of the past two years, the duration of the MPF Loan portfolio has increased while liabilities funding MPF Loan balances have matured. We have replaced such funding with new issuances of long-term debt at current market rates. As a result, we expect these factors to negatively impact net interest income and the overall profitability of the Mortgage Partnership Finance segment in the future.

A primary source of our net interest income has historically been our return from invested capital. Over the course of 2006, we redeemed $1.4 billion in capital stock, principally through the issuance of subordinated notes. As a result, we expect that this may negatively impact future net interest

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

income. In addition, we intend to redeem voluntary capital stock in the fourth quarter of 2007, subject to regulatory authorization. As we continue to redeem capital stock, we expect that net interest income may decline as a result of a smaller base of invested capital.

Historically, we have actively hedged our interest rate risk associated with MPF Loans, advances, and consolidated obligations using interest rate swaps and other derivatives. We account for these relationships under SFAS133. When we discontinue such hedge relationships and the financial asset or liability remains outstanding or the hedged forecasted transactions affect earnings, we start amortizing SFAS 133 hedging adjustments into net interest income. As a result of our past hedging activities, we anticipate net interest income will be negatively impacted in 2007 as we amortize these hedging costs.

We expect that the interest spread we earn on our interest earning assets versus our interest bearing liabilities will continue to compress, particularly as maturing, low coupon long-term debt is replaced by new debt issued at current market rates. We expect this to be most evident in the Mortgage Partnership Finance segment. We also expect the spread between the interest we earn on advances and our funding costs to remain compressed as we have implemented a more competitive pricing strategy for our advance products.

We also anticipate that non-interest expense in 2007 will remain at a level comparable to 2006. This is primarily due to increased employee compensation and benefits and software amortization costs.

We are considering various expense reduction initiatives. We are also reviewing balance sheet restructuring alternatives, some of which may have significant short-term adverse effects on our net income, and other means of increasing future income. At this time, we are unable to predict whether such balance sheet restructuring alternatives will be implemented in 2007 or the extent of reductions to retained earnings that may result from the implementation of such alternatives. Further, we are unable to predict how, or when, expense management initiatives will impact our overall profitability.

We expect to review our Retained Earnings and Dividend Policy with the Finance Board during the second quarter as part of our annual review required under the policy. If we are unable to implement restructuring alternatives, expense reduction initiatives or other measures, net income and future dividends to members may be negatively impacted.

Results of Operations

Income Statement Analysis

For the year ended December 31,	2006	2005	Increase/ (Decrease)%		2005	2004	Increase/ (Decrease)%
Interest income	$4,366	$3,543	$ 823	23%	$3,543	$3,210	$ 333	10%
Interest expense	3,959	3,039	920	30%	3,039	2,506	533	21%
Provision for (release of) allowance for loan losses	-	(3)	3	100%	(3)	-	(3)	-100%

Net interest income after allowance for credit losses	407	507	(100)	-20%	507	704	(197)	-28%
Non-interest income (loss)	(33)	(42)	9	21%	(42)	(127)	85	67%
Non-interest expense	118	132	(14)	-11%	132	121	11	9%

Income before assessments	256	333	(77)	-23%	333	456	(123)	-27%
Assessments	68	89	(21)	-24%	89	132	(43)	-33%

Income before cumulative effect of change in accounting principle	188	244	(56)	-23%	244	324	(80)	-25%
Cumulative effect of change in accounting principle	-	-	-		-	41	(41)	-100%

Net income	$ 188	$ 244	$ (56)	-23%	$ 244	$ 365	$ (121)	-33%

Non-interest expense to average assets	0.13%	0.16%	-0.03%		0.16%	0.13%	0.03%
Interest spread between yields on interest- earning assets and interest-bearing liabilities	0.27%	0.42%	-0.15%		0.42%	0.65%	-0.23%
Net interest margin on interest-earning assets	0.47%	0.60%	-0.13%		0.60%	0.79%	-0.19%
Return on average equity	5.10%	5.54%	-0.44%		5.54%	7.69%	-2.15%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Year ended December 31, 2006 compared to year ended December 31, 2005

Net interest income is our primary source of earnings. Net interest income is the difference between interest income that we receive principally from advances, MPF Loans, investment securities and other highly liquid short-term investments (such as Federal Funds sold), and our funding costs from consolidated obligations, subordinated notes, and other borrowings.

Net income was $188 million for 2006. This compares to net income of $244 million for the prior year.

Net Interest Income

Net interest income was $407 million, a decrease of $100 million compared to 2005. Our net interest margin on interest earning assets also decreased 13 basis points from 0.60% to 0.47%. Our net interest income and net interest margin on interest earning assets decreased as a result of the flattening yield curve environment, impacting principally our MPF Loan portfolio. During 2006, the estimated life or duration of our MPF Loan portfolio increased as short-term interest rates increased. At the same time certain debt funding our MPF Loan portfolio matured. We replaced the maturing debt with new debt issuances at current market rates which were higher than the maturing debt. As a result, net interest income and net interest margin on earning assets were negatively affected.

The decrease in net interest income and net interest margin on interest earning assts also resulted from our issuing $1 billion in subordinated notes at the end of the second quarter, 2006. The subordinated notes were issued to allow us to redeem voluntary capital stock. As a result, the subordinated notes added $31 million in additional interest expense during 2006 since we had less capital stock to invest in interest earning assets.

Our yields on advances increased in 2006 but not to the same levels as market interest rates due to our strategic focus of pricing advances more competitively, negatively impacting net interest income and our net interest margin.

Non-Interest Income

Non-interest income (loss) is principally comprised of net gains or losses from trading securities and net gains or losses from derivatives and hedging activities. Trading securities are hedged economically with interest rate swaps and changes in fair value of these swaps are recognized in derivatives and hedging activities. The losses in non-interest income (loss) for the years 2006 and 2005 were attributable to increases in market interest rates in both years. During 2006 we hedged more MPF Loan balances than in the prior year, which has contributed to greater income volatility. MPF Loans also are economically hedged to help us remain in compliance with our duration and convexity limits established by the Finance Board.

For 2006, non-interest income (loss) changed by $9 million compared to 2005. The change primarily relates to a decline in losses from trading securities of $20 million in 2006 compared to 2005, an increase of $8 million of recognized economic hedge gains related to the trading securities in 2006 compared to 2005, and an increase of $17 million of losses related to fair value hedges in 2006 compared to 2005.

The following table summarize the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) for 2006 and 2005:

	Sources of Gains / (Losses) on Derivatives and Hedging Activities Recorded in Non-Interest Income (Loss)
For the years ended December 31,	2006				2005
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total

Advances	$1	$-	$-	$1	$1	$(3)	$-	$(2)
Consolidated Obligations	(3)	-	(2)	(5)	-	4	17	21
Investments	-	-	27	27	-	-	19	19
MPF Loans	(42)	-	(9)	(51)	(28)	-	(14)	(42)
Stand alone	-	-	-	-	-	-	(12)	(12)

Total	$(44)	$-	$16	$(28)	$(27)	$1	$10	$(16)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Non-interest Expense

For 2006, non-interest expense was $118 million, down $14 million compared to $132 million for 2005. Compensation increased $9 million to $64 million, due principally to an increase in the number of employees to support increased regulatory requirements for risk management, compliance with the Sarbanes-Oxley Act of 2002, financial reporting, and operations. Professional services fees were $11 million compared to $15 million for the prior year. Professional service fees decreased due to decreased use of outside professional consultants as we completed initiatives required by the Written Agreement. In 2005 we recognized a $10 million software impairment charge. We had no such charge in 2006. In addition, we recognized software and equipment amortization and depreciation of $16 million compared to $18 million for the prior year. The decrease was a result of the software impairment recognized in 2005, which limited the depreciable base of software in 2006. Other miscellaneous expenses decreased $5 million compared to the prior year.

Average Balances/Net Interest Margin/Rates

The following tables summarize average balances, interest rates, and interest differentials for 2006 and 2005. The tables also present an analysis of the effect on net interest income of volume and rate changes for the periods. In this analysis, the change due to combined volume/rate variance has been allocated to rate.

For the years ended December 31,	2006			2005			Increase/(decrease) due to
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Net Change
Assets

Federal Funds sold and securities purchased under agreements to resell	$8,748	$443	5.06%	$6,988	$228	3.26%	$57	$158	$215
Total investments [1]	13,508	703	5.20%	8,186	350	4.28%	228	125	353
Advances [1]	25,354	1,197	4.72%	24,352	805	3.31%	33	359	392
MPF Loans held in portfolio [1,2,3]	39,706	2,023	5.09%	44,172	2,160	4.89%	(218)	81	(137)

Total interest-earning assets	87,316	4,366	5.00%	83,698	3,543	4.23%	$100	$723	$823

Allowance for loan losses	-			(4)
Other assets	941			826

Total assets	$88,257			$84,520

Liabilities and Capital

Interest bearing deposits	$1,074	$53	4.93%	$1,159	$36	3.11%	$(3)	$20	$17
Securities sold under agreements to repurchase	1,200	91	7.58%	1,200	57	4.75%	—	34	34
Consolidated obligations discount notes	14,846	745	5.02%	16,628	540	3.25%	(58)	263	205
Consolidated obligations bonds [1]	65,899	3,034	4.60%	60,697	2,404	3.96%	206	424	630
Mandatorily redeemable capital stock	161	5	3.11%	56	2	3.57%	4	(1)	3
Subordinated notes	553	31	5.61%	—	—	—	—	31	31

Total interest-bearing liabilities	83,733	3,959	4.73%	79,740	3,039	3.81%	$149	$771	$920

Other liabilities	835			379
Total capital	3,689			4,401

Total liabilities and capital	$88,257			$84,520

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.27%			0.42%

Net interest margin on interest-earning assets	$87,316	$407	0.47%	$83,698	$504	0.60%	$(49)	$(48)	$(97)

Average interest-earning assets to interest-bearing liabilities			104.28%			104.96%

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Nonaccrual loans are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of approximately $54.1 million and $96.6 million during the 12 months ended December 31, 2006 and 2005.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Total average interest-earning assets were $87.3 billion for 2006, an increase of $3.6 billion or 4%, from 2005. The increase was primarily due to the changing of our asset mix from MPF Loans to long-term investments, principally comprising MBS. In addition, we increased our levels of liquidity over the course of the year in Federal Funds sold and short-term investments. Based upon our regulatory capital constraints, our commitment to reduce our voluntary capital stock, current market conditions, and customer demand, we expect total assets to remain flat or slightly decrease in 2007.

Average advances to members increased by $1.0 billion or 4% to $25.4 billion for 2006 from $24.4 billion for 2005. A majority of the increases resulted from overnight and short-term advances in response to member requests. We expect advances to remain flat or increase slightly over the next year due to competitive pressures in our market. In addition, the discontinuance of voluntary capital stock redemptions has had a negative impact on members taking out new advances in cases where they would be required to purchase additional capital stock.

Average MPF Loans held in portfolio, net of allowance for loan losses, decreased $4.5 billion or 10% to $39.7 billion for 2006 from $44.2 billion for 2005. Effective March 1, 2006, we no longer enter into agreements to purchase participation interests in new Master Commitments of other MPF Banks. However, we have pre-existing contractual obligations that could result in our acquiring additional participation interests. We expect that MPF Loan balances will decrease comparably in 2007 as we are unlikely to equal or replace existing balances in our MPF Loan portfolio.

Average interest bearing liabilities totaled $83.7 billion for the year ended December 31, 2006; an increase of $4.0 billion compared to $79.7 billion for the year ended December 31, 2005. The increase was primarily a result of increased issuances of consolidated obligation bonds to fund investments in MBS and issuance of subordinated notes to support our redemptions of voluntary capital stock.

Year ended December 31, 2005 compared to year ended December 31, 2004

Net income for 2005 decreased $121 million, or 33%, to $244 million from $365 million for 2004. Our return on equity was 5.54% for 2005, compared to 7.69% in 2004.

Net Interest Income

Our decline in net income was primarily due to a decrease in net interest income. Net interest income declined by $197 million, or 28% for 2005 compared to the prior year. Capital constraints limited our ability to grow our MPF Loan portfolio. In addition, we were required to reduce our voluntary capital stock ratio from 57% to 53%. This required us to change our asset mix from higher yielding longer-term investments and MPF Loans to more liquid assets, such as Federal Funds sold, which earned lower yields.

Prepayment speeds on MPF Loans declined as a result of rising short-term interest rates and the flattening of the yield curve. As a result, our MPF Loan portfolio consisted of lower yielding mortgage loans compared to newly issued fixed-rate mortgages. Average MPF Loans outstanding decreased 7% or $3.3 billion to $44.2 billion compared to the prior year. Interest income on MPF Loans decreased $110 million or 5% compared to the prior year primarily as a result of decreased purchases or fundings of MPF Loans.

Average advances outstanding decreased 7% or $1.9 billion to $24.4 billion compared to the prior year. Average advances decreased from the prior year principally due to one member prepaying $1.6 billion in advances during the third and fourth quarter of 2004. We changed our pricing methodology for advances in the fourth quarter of 2005, in effect reducing our yields on new advances issued. While this has increased the demand for new advances, members have been reluctant to enter into new advances that would require them to purchase additional capital stock given that we discontinued voluntary stock redemptions for a period of time in 2005.

Non-interest Income

Non-interest income (loss) was a net loss of $42 million in 2005, a decrease of $85 million compared to a net loss of $127 million in 2004. The change in non-interest income was primarily a result of a $111 million reduction of the loss related to derivatives and hedging activities during 2005 compared to 2004. Derivatives and hedging activities included a write-off of $12 million related to the discontinuance of hedge accounting under DIG Issue G2 for our delivery commitments to conform to SFAS 133. We economically hedge portions of the MPF Loan and trading securities portfolios through the use of derivatives and callable debt. As MPF Loan volumes declined and as the yield curve flattened, causing prepayment speeds to slow, we used fewer derivatives to hedge these portfolios and incurred lower losses. We also recorded a gain of $17 million from the discontinuance of hedge accounting on two consolidated obligation bonds that did not meet the requirements for hedge accounting under SFAS 133.

The net losses in derivatives and hedging activities in 2005 and 2004 were due principally to our use of stand-alone derivatives (i.e. interest rate swaps, swaptions, caps, floors,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

and futures contracts) to manage our interest rate and prepayment risks associated with MPF Loans and duration of equity limits established by the Finance Board. Ineffectiveness losses directly related to a specified portfolio of MPF Loans designated as fair value hedges under SFAS 133 were ($28) million and ($88) million for the years ended December 31, 2005 and 2004, respectively. We hedged our MPF Loan portfolio to be neutral to changes in interest rate duration and volatility, and we attempted to minimize the impact that significant interest rate movements had on the portfolio.

We recognized ($3) million and $45 million in gains/(losses) from cash flow hedges of floating rate advances for 2005 and 2004. The gain for 2004 was a result of floating rate advances being prepaid by a large member. As a result, gains previously deferred in Other Comprehensive Income (“OCI”) were recognized in earnings.

The change in non-interest income (loss) was also a result of a $19 million reduction in losses related to sales of available-for-sale (“AFS”) securities during the 2005 compared to the prior year. This reduction is principally the result of a decline in debt transfer activities. AFS securities are used to economically hedge changes in market risk related to consolidated obligations. Gains recognized on early extinguishment of debt related to debt transfer activities declined by $38 million during 2005 compared to the prior year.

The following table summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) for 2005 and 2004:

For the years ended December 31,	2005				2004
Hedged Item	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total

Advances	$1	$(3)	$-	$ (2)	$(1)	$45	$-	$ 44
Consolidated Obligations	-	4	17	21	3	(2)	-	1
Investments	-	-	19	19	-	-	(2)	(2)
MPF Loans	(28)	-	(14)	(42)	(88)	-	(88)	(176)
Stand alone	-	-	(12)	(12)	-	-	6	6

Total	$(27)	$1	$10	$ (16)	$(86)	$43	$(84)	$ (127)

Non-interest Expense

Non-interest expense increased $11 million or 9% to $132 million for 2005. In the fourth quarter of 2005, we recorded $10 million of software impairment after we amended our Written Agreement with the Finance Board and abandoned software being developed to support a new line of business related to MPF Loan servicing. Compensation costs increased $10 million or 22% for 2005 compared to 2004, primarily due to an increase in the number of employees to support increased regulatory requirements for risk management, compliance with the Sarbanes-Oxley Act of 2002, financial reporting, and internal audit. Professional service fees decreased by $7 million as we replaced consultants with new full-time employees. The percentage of operating expenses (compensation, professional service fees, amortization and depreciation of software and equipment, and other operating expenses) to average assets for 2005 was 0.16%, compared with 0.13% for 2004.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Average Balances/Net Interest Margin/Rates

The following table summarizes average balances, interest rates, and interest differentials for 2005 and 2004. The table also presents an analysis of the effect on net interest income of volume and rate changes for the periods. In this analysis, the change due to the combined volume/rate variance has been allocated to rate.

For the years ended December 31,	2005			2004			Increase/(decrease) due to
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Net Change

Assets / Interest Income

Federal Funds sold and securities purchased under agreements to resell	$6,988	$228	3.26%	$6,708	$91	1.36%	$4	$133	$137
Total investments [1]	8,186	350	4.28%	8,434	295	3.50%	(9)	64	55
Advances [1]	24,352	805	3.31%	26,229	554	2.11%	(40)	291	251
MPF Loans held in portfolio [1,2,3]	44,172	2,160	4.89%	47,505	2,270	4.78%	(159)	49	(110)

Total interest-earning assets	83,698	3,543	4.23%	88,876	3,210	3.61%	$(204)	$537	$333

Allowance for loan losses	(4)			(5)
Other assets	826			1,293

Total assets	$84,520			$90,164

Liabilities and Capital / Interest Expense

Interest bearing deposits	$1,159	$36	3.11%	$1,852	$22	1.19%	$(8)	$22	$14
Securities sold under agreements to repurchase	1,200	57	4.75%	1,200	31	2.58%	-	26	26
Consolidated obligations discount notes	16,628	540	3.25%	20,550	286	1.39%	(55)	309	254
Consolidated obligations bonds [1]	60,697	2,404	3.96%	61,115	2,165	3.54%	(15)	254	239
Mandatorily redeemable capital stock	56	2	3.57%	31	2	6.45%	2	(2)	-

Total interest-bearing liabilities	79,740	3,039	3.81%	84,748	2,506	2.96%	$(76)	$609	$533

Other liabilities	379			669
Total Capital	4,401			4,747

Total Liabilities and Capital	$84,520			$90,164

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.42%			0.65%

Net interest margin on interest-earning assets	$83,698	$504	0.60%	$88,876	$704	0.79%	$(128)	$(72)	$(200)

Average interest-earning assets to interest-bearing liabilities			104.96%			104.87%

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Nonaccrual loans are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of approximately $96.6 million and $132.8 million during the 12 months ended December 31, 2005 and 2004.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Total average interest-earning assets were $83.7 billion for 2005, a decrease of $5.2 billion or 6%, from $88.9 billion for 2004. The decrease was primarily due to changing our asset mix from higher yielding MPF Loans to lower yielding Federal Funds sold and securities purchased under agreements to resell in order to provide liquidity to redeem members’ voluntary capital stock.

Average advances to members decreased by $1.9 billion or 7% to $24.4 billion for 2005 from $26.2 billion for 2004. A majority of the decline resulted from $1.6 billion in advance paydowns by a member in the third and fourth quarters of 2004. The discontinuance of voluntary capital stock redemptions has had a negative impact on members taking out new advances in cases where they would be required to purchase additional capital stock.

Average MPF Loans held in portfolio, net of allowance for loan losses, decreased $3.3 billion or 7% to $44.2 billion for 2005 from $47.5 billion for 2004. Average interest bearing liabilities totaled $79.7 billion for 2005; a decrease of $5.0 billion compared to $84.7 billion for 2004. The decrease was primarily a result of reduced funding requirements as MPF Loan purchase and funding volumes declined.

In 2004, we recorded a $41 million cumulative effect adjustment (pre-assessment) as a result of a change in accounting principle for the amortization of MPF Loan deferred agent fees, premiums, and discounts. We changed our method of accounting to amortize such amounts on a constant effective yield over their contractual life. For further details on this change in accounting principle, see “Note 8 - MPF Loans Held in Portfolio.”

Statements of Condition Overview

The major components of our statements of condition are as follows:

			Increase / (Decrease)
December 31,	2006	2005	Amount	Percent

Assets
Federal Funds sold and securities purchased under agreement to resell	$6,470	$6,945	$(475)	-7%
Investment securities	15,544	10,770	4,774	44%
Advances	26,179	24,921	1,258	5%
MPF Loans held in portfolio, net	37,944	42,005	(4,061)	-10%
Other assets	577	705	(128)	-18%

Total Assets	$86,714	$85,346	$1,368	2%

Liabilities and Capital
Deposits	$1,493	$1,057	$436	41%
Discount notes	11,166	16,778	(5,612)	-33%
Bonds	67,744	61,118	6,626	11%
Other liabilities	2,228	2,255	(27)	-1%
Subordinated debt	1,000	-	1,000	-

Total Liabilities	83,631	81,208	2,423	3%

Total Capital	3,083	4,138	(1,055)	-25%

Total Liabilities and Capital	$86,714	$85,346	$1,368	2%

Federal Funds Sold and Securities Purchased Under Agreement to Resell

We used the liquidity from Federal Funds sold to provide overnight and short-term advances to our members. As a result, there was a decline in year end balances from 2005 to 2006.

Investment Securities

We actively purchased MBS in 2006 to a level of 272%, which is below the 300% maximum level that we are allowed to hold. The maximum level we are allowed to hold is defined in “Item 1 – Business - Business Segments – Traditional Member Finance Segment – Investments.” Purchases of MBS during 2006 were classified as held-to-maturity (“HTM”) and AFS. Purchases of investment securities classified as AFS were for liquidity and asset/liability management purposes.

Advances

Advances increased by $1.3 billion compared to year end 2005, due principally to higher member demand for overnight and short-term advances during the third and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

fourth quarters of 2006. Advance growth has been tempered by a flat yield curve, an increase in the number of refunding notifications on our putable advance portfolio (where advances were extinguished and replacements were not requested by our members), and substantial competition from alternative funding sources including brokered certificates of deposit and structured financing vehicles.

MPF Loans Held In Portfolio, Net

MPF Loans decreased $4.1 billion from 2005 to $37.9 billion at the end of 2006. Principal pay downs and maturities of existing MPF Loans have been greater than new MPF Loan purchases and fundings. MPF Loan purchases and fundings have decreased due to higher market interest rates and a decrease in fixed-rate mortgage loan demand as more borrowers have turned to adjustable rate and other alternative mortgage loan products. In addition, we have not purchased or funded new MPF Loans at the same levels as in the past due to capital limitations, resulting from reductions in our voluntary capital stock. Also, effective March 1, 2006, we no longer enter into agreements to purchase participation interests in new Master Commitments of other MPF Banks. This has reduced our level of purchases and fundings compared to prior years. We did this because whole loans are more liquid than participation interests. We continue to actively purchase and fund MPF Loans from small- to medium-sized PFIs but have purchased fewer MPF Loans from larger PFIs compared to prior periods.

Consolidated Obligations

Consolidated discount notes have decreased $5.6 billion from 2005, to $11.2 billion at the end of 2006. We have used less short-term funding because the flat yield curve has made this funding source less attractive. Instead, we used long-term consolidated obligation bonds to fund our purchases of mortgage-backed securities and investments including MPF Loans. Additionally, we have on occasion issued long-term consolidated obligation bonds to reduce balance sheet duration, the proceeds of which have been used to reduce the level of discount notes outstanding.

Other Liabilities

Other liabilities consist primarily of securities sold under agreements to repurchase, accrued interest payable, derivative liabilities, mandatorily redeemable capital stock, and AHP and REFCORP assessments payable.

Accrued interest payable increased $139 million to $690 million, primarily as a result of increases in market interest rates during 2006. Mandatorily redeemable capital stock decreased by $208 million to $14 million as a result of fulfilling redemption requests from former members.

Derivative liabilities increased by $59 million to $195 million due to our hedging activities. AHP and REFCORP assessments payable declined as a result of the decline in net income before assessments.

Subordinated Notes

On June 13, 2006, we issued $1 billion aggregate principal amount of 5.625% 10-year subordinated notes. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank.

Total Capital

Total capital was $3.1 billion at the end of 2006. Total capital decreased $1.1 billion due primarily to the redemption of voluntary capital stock following the sale of subordinated notes in the second quarter. At that time, $780 million in capital stock was reclassified to mandatorily redeemable capital stock. A further redemption of $375 million of voluntary capital stock occurred in December. Retained earnings increased $81 million to $606 million. In accordance with our Retained Earnings and Dividend Policy, we have retained additional earnings over the minimum requirements of our policy in order to build a stronger capital base.

Off-Balance Sheet Arrangements

We meet the scope exception for Qualifying Special-Purpose Entities under FIN 46-R, and accordingly, do not consolidate our investments in the MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as HTM and are not publicly traded or guaranteed by any of the FHLBs. We do not have any other involvement in special purpose entities or off balance sheet conduits.

Standby letters of credit are executed with members for a fee. If we are required to make a payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Notional amounts of outstanding standby letters of credit were $553 million and $437 million at December 31, 2006 and 2005.

We have entered into standby bond-purchase agreements with state housing authorities, whereby we, for a fee, agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. The bond purchase commitments we enter into expire after 8 years, no later

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

than 2014, though some are renewable at our option. Total commitments for bond purchases were $261 million and $271 million at December 31, 2006 and December 31, 2005. We were not required to purchase any bonds under these agreements through December 31, 2006.

We only record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee is not reflected on our statements of condition. The par value of outstanding consolidated obligations for the FHLBs was $952 billion at December 31, 2006 and $937 billion at December 31, 2005. Accordingly, should one or more of the FHLBs be unable to repay their primary obligation under the consolidated obligations, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. For additional information regarding the consolidated obligations, see “Note 13 - Consolidated Obligations.”

We are required to pay 20% of our net earnings (after reduction of our AHP obligation) to REFCORP to support payment of part of the interest on bonds issued by REFCORP. We must make these payments to REFCORP until the total amount of payments made by all FHLBs is equivalent to a $300 million annual annuity with a final maturity date is July 15, 2015. Additionally, the FHLBs must set aside annually for AHP the greater of $100 million or 10% of the current year’s pre-assessment net earnings. See “Item 1 - Business - REFCORP & AHP Assessments.”

Contractual Obligations and Commitments

The table below presents our contractual obligations:

	Contractual Payments Due by Period
As of December 31, 2006	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Consolidated obligation bonds, net (at par)	$10,772	$20,780	$15,977	$ 22,123	$69,652
Securities sold under agreements to repurchase	-	-	800	400	1,200
Subordinated notes	-	-	-	1,000	1,000
Letters of credit	432	92	26	3	553
Mortgage loan purchase commitments:
Other MPF	48	-	-	-	48
MPF 100	21	-	-	-	21
Operating leases	5	10	8	-	23
Mandatorily redeemable capital stock	8	5	1	-	14
Pension and other postretirement benefit obligations	7	1	1	3	12
Software license renewal obligations	1	1	1	2	5

Total contractual cash obligations	$11,294	$20,889	$16,814	$ 23,531	$72,528

We are exploring several options concerning the leasing of existing office space and equipment which may impact future operating lease commitments.

The Pension Protection Act of 2006 (“PPA”), a comprehensive reform package that aims to simplify and transform the rules governing pension plan funding and operation, had no impact on our funding requirements for 2006 and will not have any impact for 2007. The first impact will be on the July 1, 2008, valuation results. The ultimate impact will be to shift the timing of contributions, although we do not know at this time the direction or magnitude of this. Since the benefits that we are providing to our employees are unchanged by the PPA, any resultant contribution changes are in the nature of timing.

Operating Segment Results

We manage our operations by grouping our products and services within two operating segments. These operating segments are:

•	Mortgage Partnership Finance segment, which includes primarily MPF Loans and MPF Shared Funding securities; and

•

Traditional Member Finance segment, which includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments, and deposit products.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The table below summarizes operating segment results:

	MPF Segment			Traditional Member Finance			Total Bank
For the year ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004

Interest income	$2,062	$2,192	$2,359	$2,304	$1,351	$851	$4,366	$3,543	$3,210
Interest expense	1,795	1,800	1,784	2,164	1,239	722	3,959	3,039	2,506
Provision for (release of) allowance for credit losses	-	(3)	-	-	-	-	-	(3)	-

Net interest income after (release of) allowance for credit losses	267	395	575	140	112	129	407	507	704
Non-interest income (loss)	(39)	(41)	(138)	6	(1)	11	(33)	(42)	(127)
Non-interest expense	63	83	73	55	49	48	118	132	121
Assessments	44	72	108	24	17	24	68	89	132

Income before cumulative effect of change in accounting principle	121	199	256	67	45	68	188	244	324
Cumulative effect of change in accounting principle	-	-	41	-	-	-	-	-	41

Net income	$121	$199	$297	$67	$45	$68	$188	$244	$365

Total assets at December 31,	$38,400	$42,926	$48,047	$48,314	$42,420	$37,662	$86,714	$85,346	$85,709

Mortgage Partnership Finance Segment

Results of Operations - 2006

Net interest income is the difference between interest income that we receive principally from MPF Loans and MPF Shared Funding securities classified as HTM, less our funding costs. Funding of MPF assets comes predominantly from consolidated obligations. Interest income and expense from derivatives used to hedge MPF Loans and consolidated obligations are included in interest income and interest expense.

The following table summarizes the results for Mortgage Partnership Finance segment for the years indicated:

For the years ended December 31,	2006	2005	Change	Percentage Change
Interest income	$2,062	$2,192	$(130)	-6%
Interest expense	1,795	1,800	(5)	0%
Provision for (release of) credit losses on loans	-	(3)	3	100%

Net interest income (release of) allowance for credit losses	267	395	(128)	-32%
Non-interest income (loss)	(39)	(41)	2	5%
Non-interest expenses	63	83	(20)	-24%
Assessments	44	72	(28)	-39%

Net Income	$121	$199	$(78)	-39%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

For 2006, net interest income was $267 million, down $128 million from $395 million. Net interest income decreased due principally to a reduction in outstanding MPF Loans and increased funding costs as lower cost liabilities funding MPF Loans matured.

For 2006, interest income was $2.1 billion, down $130 million compared to $2.2 billion last year. The change in interest income is primarily attributable to smaller outstanding MPF Loan balances offset by a slightly higher average yield. Principal pay-downs and maturities on existing MPF Loans continue to exceed new purchases and fundings. This is due to higher market interest rates, borrower demand for adjustable rate and other alternative mortgage loan products and our capital limitations.

We typically purchase or fund mortgage loans at a premium or discount from our PFIs, because market interest rates will change from when a homeowner locks in a rate with our PFI and when the PFI locks in a delivery commitment with us. In addition, borrowers typically elect to pay a higher than market rate on their mortgage loan in exchange for a reduction in up-front loan origination points, fees, and other loan costs. As a result, MPF Loans typically have a net premium. We also hedge a portion of our MPF Loan portfolio in accordance with SFAS 133, creating SFAS 133 hedging adjustments on MPF Loans, which are similar to premiums and discounts. Premiums, discounts, and SFAS 133 hedging adjustments are deferred and amortized over the contractual life of the individual MPF Loans, which cause variability in interest income as interest rates rise or fall.

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

The following table summarizes information related to our net premium/ (discount) and cumulative basis adjustments:

Year ended December 31,	2006	2005
Net premium amortization	$54	$97
MPF Loans, net premium balance at year end	209	259
MPF Loans, par balance at year end	37,713	41,800
Premium balance as a percent of MPF Loans	0.55%	0.62%
Cumulative basis adjustments on MPF Loans [1]	$20	$(55)

[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

Non-interest income (loss) for 2006 of $(39) million was flat compared to 2005 of $(41) million. Non-interest income (loss) consists principally of derivative and hedging losses associated with MPF Loans of $51 million and $42 million for 2006 and 2005. Non-interest income (loss) also includes $4 million in 2006 and $3 million in 2005 of fee revenue from other FHLBs. We act as the MPF Provider of accounting and systems support to other MPF Banks participating in the MPF Program.

The following table summarizes the major assets of the Mortgage Partnership Finance segment:

December 31,	2006	2005	Change	Percentage Change
MPF Loans	$37,944	$42,005	$(4,061)	-10%
Investments-MPF Shared Funding securities	369	417	(48)	-12%
Other Assets	87	504	(417)	-83%

Total Assets	$38,400	$42,926	$(4,526)	-11%

Total assets decreased, due primarily to principal paydowns and maturities of existing MPF Loans, which have exceeded new purchases and fundings. In addition, we have not purchased or funded MPF Loans at the same levels as in the past due to capital limitations resulting from reductions in our voluntary capital stock. MPF Shared Funding securities declined as principal balances on the underlying mortgages were paid down. We have not acquired new MPF Shared Funding securities since 2003. Other assets declined due to derivative assets that declined $391 million, primarily interest rate swaps on consolidated obligations assigned to the MPF portfolio, as interest rates rose.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The following table summarizes MPF Loan information by product at December 31, 2006 and 2005

	December 31, 2006			December 31, 2005
(In millions)	Fixed Medium Term	Fixed Long Term	Total	Fixed Medium Term	Fixed Long Term	Total
MPF Program Type-
Conventional Loans
Original MPF	$1,750	$3,447	$5,197	$1,888	$3,117	$5,005
MPF 100	1,997	3,171	5,168	2,263	3,244	5,507
MPF 125	303	607	910	328	544	872
MPF Plus	8,555	12,665	21,220	9,989	14,262	24,251
Government loans
MPF Government	328	4,890	5,218	394	5,771	6,165

Total par value of MPF Loans	$12,933	$24,780	$37,713	$14,862	$26,938	$41,800

Agent fees, premium (discount)			211			261
Loan commitment basis adjustment			(14)			(14)
SFAS 133 hedging adjustments			34			(41)
Receivable from future performance CE fees			1			-
Allowance for loan loss			(1)			(1)

Total MPF Loans held in portfolio, net			$37,944			$42,005

The par value of MPF Loans purchased or funded by MPF product type during 2006 and 2005, were as follows:

For the years ended December 31,	2006	2005	2004
	Purchased/ Funded	Purchased/ Funded	Purchased/ Funded
MPF Product Type-
Original MPF	$765	$1,086	$1,278
MPF 100	314	535	1,338
MPF 125	131	263	340
MPF Plus	230	1,043	4,277
MPF Government	113	1,201	2,374

Total par value of MPF Loans purchased/funded	$1,553	$4,128	$9,607

We continue to actively purchase and fund MPF Loans from small and medium sized PFIs but have purchased fewer MPF Loans from larger PFIs compared to prior periods. The total number of our PFIs that actively participate in the MPF Program has continued to increase. At the end of 2006, our active PFIs totaled 265 compared to 248 a year earlier.

The FHLB of San Francisco announced on October 6, 2006, that it will no longer offer new Master Commitments to purchase MPF Loans from its members, although it intends to retain its existing portfolio of MPF Loans. Because we are no longer entering into agreements to purchase participations in new Master Commitments from other MPF Banks, this announcement will have no impact on our future MPF Loan purchases and funding. In addition, because our revenues from MPF transaction processing services charged to the FHLB of San Francisco are not significant, this announcement will not have a material effect on our MPF business or operations.

The Bank, in its role as MPF Provider, establishes the eligibility rules for MPF Loans. When a PFI fails to comply with the requirements of the PFI Agreement, MPF Origination Guide, MPF Servicing Guide, applicable law, or terms of mortgage documents, the PFI may be required to repurchase an MPF Loan which is impacted by such failure. Reasons for which a PFI could be required to repurchase an MPF Loan may include, but are not limited to, MPF Loan ineligibility, failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentation.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

In addition, a PFI may, under the terms of the MPF Servicing Guide, elect to repurchase any Government MPF Loan for an amount equal to 100% of the Government MPF Loan’s then current scheduled principal balance and accrued interest thereon provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage.

We have not experienced any losses related to a PFI’s failure to repurchase conventional MPF Loans or MPF Government Loans when PFIs were required to make repurchases under the terms of the MPF Guides.

Set forth below is a table describing repurchases for MPF Loans for the years ended December 31, 2006 and 2005:

Year ended December 31,	2006	2005
Conventional MPF Loans-
Repurchases	$13	$19
Average daily balance	$34,033	$37,621
% Repurchased	0.04%	0.05%
Number of conventional MPF Loans repurchased	186	292

MPF Government Loans-
Repurchases	$35	$77
Average daily balance	$5,659	$6,546
% Repurchased	0.62%	1.18%
Number of MPF government Loans repurchased	473	972

Results of Operations - 2005

The following table summarizes the results for the Mortgage Partnership Finance segment for the years indicated:

For the years ended December 31,	2005	2004	Change	Percentage Change
Interest income	$2,192	$2,359	$(167)	-7%
Interest expense	1,800	1,784	16	1%
Provision for (release of) credit losses on loans	(3)	-	(3)	-

Net interest income (release of) allowance for credit losses	395	575	(180)	-31%
Non-interest income (loss)	(41)	(138)	97	70%
Non-interest expenses	83	73	10	14%
Assessments	72	108	(36)	-33%

Income before cumulative effect of change in accounting principle	199	256	(57)	-22%
Cumulative effect of change in accounting principle	-	41	(41)	-100%

Net Income	$199	$297	$(98)	-33%

For 2005, the Mortgage Partnership Finance segment’s net income decreased $98 million or 33% to $199 million compared to the prior year. The decrease in net income was primarily due to a decrease in net interest income of $180 million to $395 million for 2005. The decrease in net interest income was due to the following factors:

•	Interest income from MPF Loans held in portfolio decreased $110 million compared to the prior year. Average MPF Loans held in portfolio decreased $3.3 billion or 7% from the prior year, resulting in a reduction of MPF Loan interest income due to volume changes of $159 million. An increase in interest rates in 2005 offset this reduction by $49 million.

•	Prepayment speeds on MPF Loans declined as a result of rising short-term interest rates. Slower prepayment speeds resulted in less MPF Loan volume.

•	Interest expense on consolidated obligations increased more significantly than interest income from MPF

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Loans. This resulted in a decrease in the interest spread between yields on interest earning MPF Loans and interest bearing liabilities of approximately $70 million of net interest income.

Non-interest income (loss) changed by $97 million for 2005 compared to the prior year primarily due to a reduction in losses from derivatives and hedging activities. Losses from derivatives and hedging activities related principally to hedges on MPF Loans and other economic hedges decreased $99 million to a loss of $47 million for 2005. In addition, derivatives and hedging activities included a write off of $12 million related to the discontinuance of hedge accounting under DIG Issue G2 for delivery commitments to conform to SFAS 133. We economically hedge a portion of the MPF Loan portfolio through the use of derivatives and callable debt.

Non-interest expenses increased by $10 million primarily as a result of the $10 million software impairment charge recognized in the fourth quarter of 2005. Assessments decreased $36 million as a result of the reduction in the Mortgage Partnership Finance segment’s income before assessments.

Traditional Member Finance Segment

Results of Operations - 2006

Net interest income is the difference between (i) interest income that we receive principally from advances, investment securities (excluding MPF Shared Funding securities classified as HTM), and Federal Funds sold and (ii) our funding costs predominantly from consolidated obligation bonds. Interest income and expense from derivatives used to hedge advances and consolidated obligation bonds are included in interest income and interest expense. All other hedging activities, including economic hedges of investment securities classified as trading, are included in non-interest income (loss).

The following table summarizes the results for the Traditional Member Finance segment for the years indicated:

For the year ended December 31,	2006	2005	Change	Percentage Change

Interest income	$2,304	$1,351	$953	71%
Interest expense	2,164	1,239	925	75%

Net interest income	140	112	28	25%
Non-interest income (loss)	6	(1)	7	700%
Non-interest expenses	55	49	6	12%
Assessments	24	17	7	41%

Net Income	$67	$45	$22	49%

Net interest income for 2006 was $140 million which represented an increase of $28 million compared to $112 million in 2005. Net interest income increased for the year as a result of higher average balances from investment securities and liquid investments, such as Federal Funds sold. Although changes in market interest rates have increased interest income for year, these increases were offset by similar increases in our funding costs. In addition, our strategic pricing initiatives on shorter-term advances undertaken in 2006 have reduced the spread between the interest rate on our advances and our funding costs, but resulted in an increased level of outstanding advances for the year, and higher interest income from advances.

Non-interest income (loss) for the year ended December 31, 2006, was up $7 million compared to the prior year. Net gains on investment securities classified as trading during the year 2006 were offset by losses recognized on interest rate swaps used to economically hedge these investments.

Non-interest expense increased $6 million during the year ended December 31, 2006, from $49 million to $55 million. The increase was principally due to increased compensation expense principally as a result of an increase in the number of employees to support increased regulatory requirements for risk management, compliance with the Sarbanes-Oxley Act of 2002, financial reporting, and operations.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The following table summarizes the major assets of the Traditional Member Finance segment:

December 31,	2006	2005	Change	Percentage Change

Advances	$26,179	$24,921	$1,258	5%
Investment Securities	15,175	10,353	4,822	47%
Other Assets	6,960	7,146	(186)	-3%

Total Assets	$48,314	$42,420	$5,894	14%

Advances increased by $1.3 billion compared to 2005, due principally to higher member demand for shorter term advances during 2006. Advance growth has been tempered by a flat yield curve, an increase in the number of refunding notifications on our putable advance portfolio in which advances were extinguished and new advances were not requested by our members and substantial competition from alternative funding sources including brokered certificates of deposits and structured financing vehicles.

We extend advances to our members based on the security of mortgages and other collateral that our members pledge. Advances support residential mortgage loans held in our members’ portfolios, and may be used for any valid business purpose in which a member is authorized to invest. Advances serve as a funding source for a variety of conforming mortgage loans and nonconforming mortgage loans, including loans that members may be unable or unwilling to sell in the secondary mortgage market. We offer a variety of advances to our members.

The table below sets forth the interest income on advances by type:

For the years ended December 31,	2006		2005		2004
Advance Interest Income by Type	Interest Income	Percent by Type	Interest Income	Percent by Type	Interest Income	Percent by Type

Fixed rate	$830	74%	$701	80%	$730	88%
Variable rate	222	20%	122	14%	68	8%
Open line	55	5%	36	4%	17	2%
Fixed amortizing	8	1%	9	1%	11	1%
Floating to fixed putable	6	0%	3	1%	5	1%

Subtotal	1,121	100%	871	100%	831	100%

SFAS 133 hedging and other adjustments	76		(66)		(277)

Total interest income from advances	$1,197		$805		$554

We sell Federal Funds and purchase investment securities in order to meet our member demands for liquidity and to earn additional net interest income.

Traditional investment securities, which exclude MPF Shared Funding securities, increased $4.8 billion to $15.2 billion at December 31, 2006 from $10.4 billion at

December 31, 2005. We actively purchased mortgage-backed securities during 2006 in order to generate additional net interest income. Purchases of mortgage-backed securities during 2006 were classified as HTM and AFS. Purchases of investment securities classified as AFS were for liquidity and asset/liability management purposes.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

At December 31, 2006 and 2005, we had 593 and 602 advance borrowers. The table below sets forth the outstanding par amount of advances by the largest five advance borrowers:

	Five Largest Advance Borrowers
December 31,	2006		2005
	Advances at Par	% of Total	Advances at Par	% of Total
LaSalle Bank, N.A.	$4,416	17%	$3,091	12%
M & I Marshall & Ilsley Bank	2,394	9%	1,754	7%
Mid America Bank, FSB	2,155	8%	2,471	10%
One Mortgage Partners Corp./ JPMorgan Chase [1]	1,615	6%	1,615	6%
State Farm, F.S.B.	1,563	6%	1,180	5%
All Other Members	14,098	54%	14,840	60%

Total advances at par	$26,241	100%	$24,951	100%

[1]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

On January 22, 2007, LaSalle Bank’s parent company, ABN-AMRO, announced it was selling its subsidiary, ABN-AMRO Mortgage Group, Inc., to CitiMortgage, Inc., a subsidiary of CitiGroup that is outside our district. We are unable to determine what, if any, impact this sale of the subsidiary will have on our advance volume with LaSalle Bank N.A.

Results of Operations - 2005

The following table summarizes the results for the Traditional Member Finance segment for the years indicated:

For the year ended December 31,	2005	2004	Change	Percentage Change
Interest income	$1,351	$851	$500	59%
Interest expense	1,239	722	517	72%

Net interest income	112	129	(17)	-13%
Non-interest income (loss)	(1)	11	(12)	-109%
Non-interest expenses	49	48	1	2%
Assessments	17	24	(7)	-29%

Net Income	$45	$68	$(23)	-34%

For 2005, Traditional Member Finance’s net income decreased 34% to $45 million from $68 million for 2004. The decrease in net income was primarily due to an increase in interest expense and compression of our net interest spread between yields on interest-earning assets and interest-bearing liabilities.

Interest income increased $500 million, or 59%, compared to 2004. The increase in interest income was largely due to a 120 basis point increase in the interest yield on advances. Advance income increased $251 million or 45% despite a $1.9 billion decline in the average advances outstanding. In 2004, $1.6 billion of advances were repaid by one member and we were not able to generate additional volumes to make up this difference until the fourth quarter of 2005 primarily as a result of pricing advances more competitively.

Interest expense increased $517 million, or 72% compared to 2004. We experienced an 80 basis point increase in rates on our average long- and short-term obligations, more than offsetting a decrease in the average debt balance which declined $4.3 billion in 2005.

Non-interest income (loss) changed by $12 million for 2005 compared to the prior year, primarily due to a reduction in gains recognized as early extinguishment of debt due to debt transfer activities. Traditional Member Finance recognized gains from early extinguishment of debt of $1 million in 2005 compared to $40 million in the prior year. In addition, the segment recorded losses from the sales of AFS securities and changes in fair value of trading securities of $40 million for 2005, down $11 million from the prior year. We also recorded a gain of $17 million in 2005

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

from the discontinuance of hedge accounting on two consolidated obligation bonds that did not meet the requirements for hedge accounting under SFAS 133.

Total assessments decreased by $7 million for 2005 due to a decrease in income before assessments.

Liquidity, Funding, & Capital Resources

Liquidity

We are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by our Board of Directors. We need liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. We seek to be in a position to meet our members’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Our primary sources of liquidity are short-term liquid assets, primarily overnight Federal Funds sold and resale agreements. In addition, other sources of liquidity include trading securities, maturing advances, and the issuance of new consolidated obligation bonds and discount notes.

We use three different measures of liquidity as follows:

1)	Our Asset/Liability Management Policy requires us to maintain for each day, overnight liquid assets at least equal to 5% of total assets, or a level approved by our Market Risk Committee and reported to our Asset Liability Committee. For this purpose, overnight liquidity includes money market assets (including Federal Funds sold) with one day to maturity and inter-FHLB loans with one day to maturity. As of December 31, 2006, we had excess overnight liquidity of $2.2 billion. In light of available liquidity described above, we expect to be able to remain in compliance with our liquidity requirements.

2)	Finance Board regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a nationally recognized statistical rating organization. Our Asset/Liability Management Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion.

Below is a tabular presentation that displays our liquidity needs over a five business day period, the sources of liquidity that we hold to cover the requirements, and the holdings in excess of the requirements as of December 31, 2006. Excess liquidity assumes a “scenario event”, that is, a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue any new consolidated obligations or borrow unsecured funds from other sources (e.g. Federal Funds purchased or customer deposits).

Cumulative Five Business Days Liquidity Measurement

as of December 31, 2006
Cumulative Five Business Days
Liquidity Sources
Consolidated obligations traded but not settled	$3,390
Contractual maturities cash, Federal Funds sold, resale agreements	6,493
Maturing advances	2,656
Investment securities/loans eligible for sale/resale	9,663

Total Sources	22,202

Liquidity Uses and Reserves
Contractual principal payments	4,900
Reserves [1]	1,243

Total Uses and Reserves	6,143

Net Liquidity	$16,059

[1]	Reserve is equal to $1 billion plus 25% of customer deposits.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

3)	To support our member deposits, Finance Board regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of December 31, 2006, we had excess liquidity of $27.6 billion to support member deposits.

Under the Federal Reserve Board’s Payments System Risk Policy, Federal Reserve Banks release GSE debt principal and interest payments to investors only when the issuer’s account contains sufficient funds to cover these payments. If a GSE issuer’s principal and interest is not received by the Federal Reserve Bank by specified daily cutoff times, a default event would occur. We have entered into an agreement with the other FHLBs and the Office of Finance to revise the intraday funding and liquidity process to provide a mechanism for the FHLBs to provide liquidity in the event of a failure by one or more FHLBs to timely meet their obligations to make payments on consolidated obligations. The process includes issuing overnight consolidated obligations directly to a FHLB that provides funds to avert a shortfall in the timely payment of principal and interest on any consolidated obligations. We may increase our liquidity ratio for the month of July each year to mitigate the risk that we are required to fund under the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement.

Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2006, the FHLB consolidated obligations are “AAA/Aaa” rated by S&P and Moody’s, and we have access to short-term and long-term debt markets.

We are primarily liable for our portion of consolidated obligations, that are issued on our behalf and for which we receive proceeds. We record a liability on our statements of condition based on the proceeds we receive. We are also jointly and severally liable with the other 11 FHLBs for the payment of principal and interest on consolidated obligations of all the FHLBs.

Under Finance Board regulation, each FHLB, individually and collectively, is required to ensure the timely payment of principal and interest on all consolidated obligations. At the same time, the regulation requires that in the ordinary course of events, each FHLB is responsible for making the payments on all consolidated obligations for which it has received proceeds, which are referred to in the Finance Board regulation as its “direct obligations.” If the principal or interest on any consolidated obligation issued on our behalf is not paid in full when due, we may not pay dividends to, or redeem or repurchase shares of capital stock from, any of our members.

The Finance Board, in its discretion, may require us to make principal or interest payments due on any FHLBs’ consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non–complying FHLB. However, if the Finance Board determines that the non–complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the Finance Board may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine, even in the absence of a default event by the primary obligor.

No liability has been recorded for the joint and several obligations related to the other 11 FHLBs’ share of the consolidated obligations due to the high credit quality of every other FHLB.

Finance Board regulations require that we maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of our consolidated obligations outstanding:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	secured advances;

•	mortgages, which have any guaranty, insurance, or commitment from the United States or any agency of the United States government;

•

investments described in Section 16(a) of the FHLB Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLB is located; and

•	other securities that are rated “Aaa” by Moody’s or “AAA” by S&P.

The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides us with information on capital market developments, manages our relationship with ratings agencies with respect to consolidated obligations, and prepares the FHLBs’ combined quarterly and annual financial statements. In addition, it administers payments to REFCORP and the Financing Corporation, two Corporations established by Congress in the 1980’s to provide funding for the resolution and disposition of insolvent savings institutions.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Consolidated obligation bonds constitute the largest and growing portion of our funding. At December 31, 2006, bonds represented 85.8% of the total consolidated obligations (bonds and notes) outstanding, compared to 78.5% at December 31, 2005. As shorter-term rates on discount notes have risen while longer-term rates on bonds have remained rather steady, we increased our longer-term funding.

Proceeds from the issuance of discount notes and bonds increased $271.3 billion and $4.9 billion for the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase in proceeds was a result of greater funding required for maturing debt. Deposits increased $0.4 billion to $1.5 billion in 2006, compared to the 2005 year end balance of $1.1 billion.

Our balance in short-term discount notes decreased $5.6 billion as of December 31, 2006, compared to December 31, 2005. Discount notes are a significant funding source for us. We use discount notes to fund short-term advances, longer-term advances with short repricing intervals, and liquid assets. Discount notes comprised 14.2% of outstanding consolidated obligations at December 31, 2006.

In recent years, the FHLBs and other housing GSEs have faced a significant amount of negative publicity, which occasionally has adversely affected our cost of funds temporarily. However, we believe that other factors, such as supply and demand of GSE debt obligations and other market conditions, have had a much greater impact on the cost of funds. We believe that investors have recognized the inherent strength of the FHLBs’ joint and several obligation to pay the principal of and interest on the consolidated obligations, and that the combined strength of the FHLBs has lessened investor reaction to the recent adverse publicity surrounding certain individual FHLBs.

We emphasized diversification of funding sources and channels as the need for funding from the capital markets had grown. We also use a limited amount of repurchase agreements as a source of funding and identify these transactions as long-term borrowings. We are required to deliver additional collateral should the market value of the underlying securities decrease below the market value required as collateral.

Consolidated Obligation Bonds

Consolidated obligation bonds (“bonds”) satisfy term funding requirements and are issued under various programs. The maturities of these securities may range from one to 15 years, but the maturities are not subject to any statutory or regulatory limit. The bonds can be fixed or adjustable rate and callable or non-callable. We also offer fixed-rate, non-callable (bullet) bonds via the FHLBs’ Tap issue program. This program uses specific maturities that may be reopened daily during a three month period through competitive auctions. The goal of the Tap program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

The Tap issue program aggregates the most common maturities issued (1-, 2-, 3-, 4-, 5-, 7-, 10-, 15-, 20-, and 30-year) over a three month period rather than frequently bringing numerous small bond issues of similar maturities to market. Tap issues generally remain open for three months, after which they are closed and a new series of Tap issuances is opened to replace them. The Tap issue program has reduced the number of separate bullet bonds issued.

Although we predominantly issue fixed-rate bullet and callable bonds, we may issue bonds that have adjustable rates, step-up rates that step-up or increase at fixed amounts on predetermined dates, zero-coupons, and other types of rates. Bonds are issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling groups.

We receive 100% of the net proceeds of a bond issued via direct negotiation with underwriters of FHLB debt when we are the only FHLB involved in the negotiation; we are the sole FHLB that is primary obligor on the bond in those cases. When we and one or more other FHLBs jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLBs; in those cases, we are primary obligor for the pro rata portion of the bond based on proceeds received. The majority of our bond issuance is conducted via direct negotiation with underwriters of the FHLB bonds, some with and some without participation by other FHLBs.

We may also request specific bonds to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in a bond selling group. One or more other FHLBs may request amounts of the same bonds to be offered for sale for their benefit via the same auction. We may receive from 0% to 100% of the proceeds of the bonds issued via competitive auction depending on: (i) the amount and cost for the bonds bid by underwriters; (ii) the maximum cost we or other FHLBs participating in the same issue, if any, are willing to pay for the bonds; and (iii) guidelines for allocation of the bond proceeds among multiple participating FHLBs administered by the Office of Finance.

We also participate in the Global Issuances Program. The 5-year and 10-year Global Issuances Program commenced

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

in 2002 through the Office of Finance with the objective of providing funding to FHLBs at lower interest costs than consolidated bonds issued through the Tap issue program or through medium term notes. Debt issued under the Global Issuances Program has resulted in lower interest costs than the Tap issue program or medium term notes because issuances occur less frequently, are larger in size, and are placed by dealers to investors via a syndication process.

We utilized the Global Issuances Program principally as a source of 5-year and 10-year funding for our MPF Loan portfolio. We also have obtained funding in excess of our requirements to facilitate the Global Issuances Program’s objective of obtaining lower interest costs. In particular, when our MPF Loan portfolio was growing in 2003 and 2004, we historically had been the primary obligor on significant debt issuances under this program in order to facilitate larger sized offerings at lower interest rates. At present, the need to be primary obligor on significant amounts of global debt issuances has greatly diminished as our MPF Loan volume and balances have decreased significantly since then.

Excess funding at the time of issuance was used to purchase government agency investment securities classified as either AFS when used to mitigate the risk of participating in the program by economically hedging the interest rate risk associated with the debt issued or trading when used for liquidity purposes to facilitate future funding of MPF Loans, advances, or other investment securities. The capital stock redemptions in 2006 reduced our ability to warehouse funds in excess of our needs without violating our regulatory capital ratio requirements under the Written Agreement. Since 2004 all 12 of the FHLBs have participated in the Global Issuance Program.

The table below summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	2006			2005
December 31, (par value)	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$793,868	$158,122	$951,990	$757,110	$180,350	$937,460
The Bank as primary obligor	$69,652	$11,226	$80,878	$63,006	$16,865	$79,871
The Bank as a percent of the FHLB System	8.8%	7.1%	8.5%	8.3%	9.4%	8.5%

Consolidated Obligation Discount Notes

The FHLBs also sell consolidated obligation discount notes (“discount notes”) in the capital markets to provide short–term funds for advances to members, for seasonal and cyclical fluctuations in savings flows, and mortgage financing and short-term investments. Discount notes have maturities up to 360 days and are sold through a consolidated obligation discount-note selling group and through other authorized securities dealers. Discount notes are sold at a discount and mature at par.

On a daily basis, we may request specific amounts of discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the discount note selling group. One or more other FHLBs may also request an amount of discount notes with the same maturity to be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBs when underwriters in the selling group submit orders for the specific discount notes offered for sale. We may receive from zero to 100% of the proceeds of the discount notes issued via this sales process depending on: the maximum costs we or other FHLBs participating in the same discount notes, if any, are willing to pay for the discount notes; the amount of orders for the discount notes submitted by underwriters; and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance.

Twice weekly, we may also request specific amounts of discount notes with fixed maturity dates ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the discount note selling group. One or more FHLBs may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. We may receive from zero to 100% of the proceeds of the discount notes issued via competitive auction depending on the amounts and costs for the discount notes bid by the underwriters and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance. The majority of our issuance of discount notes is conducted via the twice weekly auctions.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The following is a summary of short-term borrowings consisting primarily of discount notes:

December 31,	2006	2005

Carrying value outstanding	$11,166	$16,778
Weighted average rate at year-end	5.04%	4.00%
Daily average outstanding for the year	$14,846	$16,628
Weighted average rate for the year	5.02%	3.25%
Highest outstanding at any month-end	$17,238	$18,086

In general, changes in discount notes are consistent with the changes in our total assets. Daily average discount note balances have declined since December 31, 2005, because our short-term funding needs have declined and short-term interest rates have risen. Funding through discount notes and other short-term instruments is not expected to increase in the near term as the yield curve has inverted in the short-term, making it more expensive for us to issue short-term discount notes relative to longer dated bonds.

At December 31, 2006, we held $25 million of consolidated obligations at fair value ($25 million at par value) of other FHLBs that were purchased from 1995 to 1997. These consolidated obligations are scheduled to mature in 2008. These are classified as investment securities – trading on the statements of condition. We were authorized to purchase these consolidated obligations in the secondary market after their initial offering period because they qualified as authorized investments under the Finance Board’s Financial Management Policy. We are the secondary obligor for consolidated obligations that we acquire and hold for investment purposes. Acquiring consolidated obligations of other FHLBs is not part of our existing investment strategy. As a result, we do not intend to purchase any additional consolidated obligations of other FHLBs.

Debt Transfer Activity

In 2006, 2005, and 2004 we recognized gains on the extinguishment of consolidated obligations along with losses on the sale of AFS securities. An extinguishment gain or loss is recorded for the difference between the carrying values of the consolidated obligations transferred, including fair value hedge related gains or losses and related deferred concession fees, and the amount of cash paid to the FHLB to assume our consolidated obligation. In effect, we bought non-FHLB government agency securities to economically hedge consolidated obligations. We sold such securities to fund the transfer of consolidated obligations. As a result, we recognized losses that economically limited any gain on extinguishment. The majority of the gains were a result of extinguishments related to consolidated obligations issued under the Global Issuances Program that were transferred to other FHLBs.

While debt transfers are done primarily with respect to global notes, any consolidated obligation on the statements of condition may be transferred, and we do transfer non-global issues. We consider such transfers at the request of another FHLB and accommodate such requests on a case-by-case basis. We are not obligated to provide funding to other FHLBs. The transfer of our consolidated obligations to other FHLBs is predicated on whether such transfers are economically beneficial to us. All debt transfers, global or otherwise, must fit within our overall asset-liability management, income, and risk-management objectives. For the reporting period beginning 2004 through 2006, 10 of the other 11 FHLBs have assumed consolidated obligation liabilities from us via debt transfers.

The gains from extinguishment resulted from increases in interest rates between the time the consolidated obligations were issued and the time they were subsequently extinguished. The losses from sales of AFS securities resulted from increases in interest rates between the time the non-FHLB government agency securities were purchased and the time the securities were sold.

Despite the fact that we may recognize gains on the extinguishment of debt, assuming our consolidated obligations through the debt transfer process may be more economical and/or more flexible to other FHLBs than issuing bonds directly in the market. We price our consolidated obligations transferred to other FHLBs at rates that are competitive with, or lower in cost than the Tap issue program, or medium term note program and may transfer consolidated obligations at fair value throughout the day and at smaller increments, unlike the Tap issue program. The Tap auction is only available once a day and at minimum funding increments of $5 million.

Subordinated Notes

Under Section 11(a) of the FHLB Act, no FHLB is permitted to issue individual debt unless it has received approval from the Finance Board. As approved by the Finance Board, on June 13, 2006, we issued $1 billion of 10-year subordinated notes which mature on June 13, 2016. Moody’s and S&P have rated the subordinated notes “Aa2” and “AA-.” The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank. The subordinated notes are unsecured obligations and rank junior in priority of payment to our “senior liabilities.” Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

Senior liabilities do not include our existing and future liabilities related to payments of junior equity claims (payments to, and redemptions of shares from, holders of our capital stock are referred to as “junior equity claims”) and payments to, or redemption of shares from, any holder of our capital stock that is barred or required to be deferred for any reason, such as noncompliance with any minimum regulatory capital requirement applicable to us. Also, senior liabilities do not include any liability that, by its terms, expressly ranks equal with or junior to the subordinated notes. Pursuant to an order of the Finance Board, we will not make any payment to, or redeem shares from, any holder of capital stock which we are obligated to make, on or after any applicable interest payment date or the maturity date of the subordinated notes unless we have paid, in full, all interest and principal due in respect of the subordinated notes on a particular date.

The Finance Board has issued an order providing that, in the event of our liquidation or reorganization, the Finance Board shall cause us, our receiver, conservator, or other successor, as applicable, to pay or make provision for the payment of all of our liabilities, including those evidenced by the subordinated notes, before making payment to, or redeeming any shares of, capital stock issued by the Bank, including shares as to which a claim for mandatory redemption has arisen.

The subordinated notes may not be redeemed, in whole or in part, prior to maturity, and do not contain any provisions permitting holders to accelerate the maturity thereof on the occurrence of any default or other event. The subordinated notes were issued at par, and accrue interest at a rate of 5.625% per annum. Interest is payable semi-annually in arrears on each June 13 and December 13, commencing December 13, 2006. We will defer interest payments if five business days prior to any interest payment date we do not satisfy any minimum regulatory leverage ratio then applicable to us.

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2006, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

Deposits

We accept deposits from our members, institutions eligible to become our members, institutions for which we are providing correspondent services, other FHLBs, and other government instrumentalities such as the FDIC. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to deposits see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding, & Capital Resources—Liquidity.”

The table below presents the maturities for term deposits in denominations of $100,000 or more:

December 31,	2006	2005
By remaining maturity -
3 months or less	$67	$47
Over 3 months but within 6 months	27	2
Over 6 months but within 12 months	1	2

Total	$95	$51

Capital Resources

Current Capital Rules

The Gramm-Leach-Bliley Act (“GLB Act”) requires us to create a new capital structure. Until such time as we fully implement a new capital plan, the pre-GLB Act capital rules remain in effect. Under the pre-GLB Act rules, members are required to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year end, or 5% of their outstanding advances, with a minimum purchase of $500. Members may hold capital stock in excess of the foregoing statutory requirement (“voluntary capital stock”). However, effective March 15, 2005, we no longer accept new voluntary stock investments in capital stock. Effective October 18, 2005, we discontinued redemptions of voluntary capital stock for a period of time in order to ensure an adequate capital base. We also amended our Written Agreement with the Finance Board to, among other things, revise our minimum regulatory capital requirements.

Members are permitted to sell or transfer capital stock to other members at par value with our or the Finance Board’s approval. Capital stock outstanding under the pre-GLB Act

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

capital rules is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements. For a further discussion of our decision to discontinue voluntary capital stock redemptions for a period of time, our regulatory capital requirements and our obligations, see “Item 1 - Business - Oversight, Audits, and Related Actions - Regulatory Agreement and Related Actions.”

Minimum Regulatory Capital Requirements

We are currently subject to minimum regulatory leverage and other regulatory capital requirements pursuant to pre-GLB Act Finance Board capital regulations and our Written Agreement with the Finance Board. Once we implement our new capital plan, we will be subject to post-GLB Act regulatory leverage ratio and risk-based capital requirements. For a discussion of our minimum regulatory capital ratio and regulatory capital stock plus subordinated notes requirements see “Note 16 – Capital Stock and Mandatorily Redeemable Capital Stock”.

In connection with the Finance Board’s approval of issuing subordinated notes, the Finance Board also granted approvals and waivers to allow us to include a percentage of the outstanding principal amount of the subordinated notes (“Designated Amount”) in determining compliance with our regulatory capital ratio, minimum regulatory capital stock and Designated Amount of subordinated notes requirement, and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities, unsecured credit, subject to phase-outs beginning in the sixth year, as follows:

Time Period	Percentage of Designated Amount	Designated Amount Included
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 through June 13, 2012	80%	800
June 14, 2012 through June 13, 2013	60%	600
June 14, 2013 through June 13, 2014	40%	400
June 14, 2014 through June 13, 2015	20%	200
June 14, 2015 through June 13, 2016	0%	-

GLB Act Requirements

We are required to implement a new capital plan under the GLB Act. The Finance Board originally approved our capital plan on June 12, 2002. We have delayed implementation of a new capital plan until a time mutually agreed upon between us and the Finance Board. We may propose amendments to the capital plan, which would require approval by the Finance Board.

The GLB Act authorizes us to have two classes of capital stock and each class may have sub-classes. Class A capital stock is conditionally redeemable on six months’ written notice from the member and Class B capital stock is conditionally redeemable on five years’ written notice from the member. The GLB Act made membership voluntary for all members. Members that withdraw from membership may not rejoin for five years after divesting all shares held in an FHLB.

The Finance Board’s rule implementing the GLB Act defines total capital for regulatory capital purposes as the sum of our permanent capital, plus the amounts paid in by our members for Class A capital stock, plus the amount of any general allowance for losses and the amount of other instruments identified in the capital plan that the Finance Board has determined to be available to absorb losses incurred. The Finance Board’s rule defines permanent capital as the amount paid-in for Class B stock, plus the amount of retained earnings, as determined in accordance with GAAP.

Under the Finance Board rule, an FHLB that has implemented its capital plan is subject to a 5% minimum leverage ratio based on total capital, which includes a 1.5 weighting factor applicable to permanent capital to total assets, and to a 4% minimum total capital to total assets ratio that does not include the 1.5 weighting factor applicable to permanent capital (which may be increased by the Finance Board with respect to an individual FHLB). In addition, an FHLB that has implemented its capital plan is also subject to a risk-based capital requirement, which requires the FHLB to maintain permanent capital in an amount equal to the sum of the FHLB’s credit risk capital requirement, market risk capital requirement and operations risk capital requirement (which may be increased by the Finance Board with respect to an individual FHLB).

Under the GLB Act and the Finance Board rule, there is no specified date by which we must implement our capital plan. The Finance Board may approve a capital plan that includes a transition provision that would allow a period of time, not to exceed three years, during which an FHLB must increase its total capital and permanent capital to levels that are sufficient to permit the FHLB to comply with its minimum leverage capital requirement and its minimum risk-based capital requirement. Under the Finance Board rule, if an FHLB will not be in compliance with the minimum leverage requirement and the risk-based capital requirement as of the effective date of its capital plan, the FHLB must maintain compliance with the Regulatory Leverage Limit and include in its capital plan a description of the steps it will take to

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

achieve compliance with the total capital to assets requirement, the minimum leverage ratio and the risk-based capital requirements. When the FHLB has achieved compliance with the leverage requirement, the Regulatory Leverage Limit will cease to apply to the FHLB.

The subordinated notes would not qualify as permanent capital under the Finance Board’s rule implementing the GLB Act. The Finance Board’s approval of our issuance of the subordinated notes does not address any potential inclusion of the subordinated notes in the calculation of total capital under a future amended version of our capital plan. There is no assurance that if we seek Finance Board approval to include some or all of the outstanding subordinated notes in the calculation of the total capital under a proposed amended capital plan that the Finance Board would approve such treatment. The ultimate timing of the implementation of a capital conversion plan will depend, in part, on the demand for voluntary capital stock redemptions. We do not expect that the conversion will take place in 2007.

Finance Board Rule Regarding Voluntary Stock in Excess of 1% of Assets

On March 15, 2006, the Finance Board published a proposed rule that would have changed the capital structure of the FHLBs by requiring a minimum level of retained earnings and restricting the amount of voluntary capital stock that an FHLB could accumulate. The proposed rule was subject to a comment period which ended in mid-July, during which the Finance Board received numerous comments. On December 22, 2006, the Finance Board issued a final rule which limits the ability of an FHLB to create voluntary capital stock under certain circumstances, but does not include the proposed minimum retained earnings requirement which it intends to address in separate rule-making. Under the final rule, which became effective January 29, 2007:

•	if an FHLB’s voluntary capital stock is more than 1% of total assets, it is prohibited from paying dividends in the form of capital stock to its members;

•	if an FHLB’s voluntary capital stock is more than 1% of total assets, its members would be prohibited from purchasing capital stock in excess of their minimum capital stock requirements; and

•	FHLBs may pay dividends only out of previously retained earnings and current net earnings, not out of projected earnings.

We are not immediately impacted by the provision of the final rule that prohibits paying dividends in the form of capital stock because we have been paying cash dividends since the first quarter of 2006. In addition, we are already in compliance with the provision prohibiting members from purchasing capital stock in excess of their minimum capital requirements because we have restricted member purchases of voluntary stock since March 15, 2005.

Capital Amounts

Total capital, which includes retained earnings and OCI, decreased $1.1 billion for the year ended December 31, 2006, as compared to December 31, 2005. Capital stock declined $1.2 billion or 31% from last year primarily as a result of voluntary capital stock redemptions. In June, 2006 we redeemed $795 million of voluntary capital stock related to the $1 billion subordinated debt sale. In December, 2006, we redeemed an additional $375 million of voluntary stock from internally generated funds. Retained earnings for the year increased to $606 million, up from $525 million at December 31, 2005. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding, & Capital Resources – Retained Earnings and Dividend Policy.”

As of December 31, 2006 and 2005, voluntary capital stock was 22% and 52%, of our regulatory capital plus Designated Amount of subordinated notes. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. Voluntary capital stock at December 31, 2006, was 9 million shares above required membership capital stock.

Our regulatory capital ratio of 4.9% and 5.3% at December 31, 2006 and 2005, was greater than the regulatory required level of 4.0% and greater than the 4.5% regulatory capital level currently required by our Written Agreement with the Finance Board, as amended on October 18, 2005. In calculating compliance with our regulatory capital ratio, we are permitted to include the Designated Amount of subordinated notes.

Under Amendment No. 1 to our Written Agreement, we were required to maintain aggregate minimum regulatory capital stock of $3.978 billion. At December 31, 2005, we had an aggregate of $3.981 billion of regulatory capital stock.

Under Amendment No. 3 to our Written Agreement, which became effective June 13, 2006, we are required to maintain and aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.500 billion. At December 31, 2006, we had an aggregate amount of $3.601 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

For a table summarizing our concentration of capital stock outstanding by member, see “Note 16 – Capital Stock and Mandatorily Redeemable Capital Stock.”

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Standard Regulatory Capital Requirement [1]	Regulatory Capital Requirement per Written Agreement				Pro Forma Leverage Capital Requirement under GLB Act [3]
		Requirement		Actual				With Subordinated Notes [4]
		Ratio [2]	Amount	Ratio	Amount	Ratio	Requirement	Included	Excluded
December 31, 2006	$3,469	4.5%	$3,902	4.9%	$4,207	4.0%	$3,469	$4,207	$3,207
December 31, 2005	3,414	4.5%	3,841	5.3%	4,506	n/a	n/a	n/a	n/a

[1]

The standard regulatory capital required by Finance Board regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0%, provided that its non-mortgage assets (defined as: total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts, certain mortgage-backed securities, and other investments specified by Finance Board regulation) are not greater than 11% of total assets on an average monthly basis. If non-mortgage assets are greater than 11% of total assets, the Finance Board regulations require a leverage limit of 4.76%. As of December 31, 2006 and 2005, we were subject to the 4% regulatory capital requirement.

[2]

Amendment No. 1 to our Written Agreement reduced the regulatory capital ratio from 5.1% to 4.5%. Amendments No. 2 and No. 3 did not change this requirement. However, Amendment No. 3 allows us to include the Designated Amount of subordinated notes in calculating compliance with our regulatory capital ratio.

[3]

Pro forma total capital was calculated assuming all current capital stock, including mandatorily redeemable capital stock, will be converted into Class B capital stock and our minimum requirement would be 4% (which does not give effect to any weighting factor for the Class B stock).

[4]

In connection with the implementation of a new capital plan, there is no assurance that we would receive regulatory approval to include a Designated Amount of subordinated notes in calculating compliance with the leverage requirements of the GLB Act.

Our Written Agreement, as amended, has, and may continue to have, negative impacts on our capital resources and results of operations. Requirements to maintain a higher capital ratio than the regulatory required level of 4.0% restricts our ability to purchase additional investments, which may reduce our earnings and returns on equity compared to what we would otherwise be able to earn in the absence of our Written Agreement.

In accordance with SFAS 150 we reclassify capital stock subject to redemption from equity to a liability once we become unconditionally obligated to redeem mandatorily redeemable capital stock by transferring cash at a specified or determinable date (or dates) or upon an event certain to occur. This is true even when settlement of the mandatorily redeemable capital stock will occur on the same day as the reclassification. We become unconditionally obligated to redeem capital stock under the following circumstances: (i) the member provides a written redemption request for voluntary capital stock that we intend to honor at a specified or determinable date; (ii) the member gives notice of intent to withdraw from membership; or (iii) the member attains non-member status by merger, acquisition, charter termination or involuntary termination from membership. Capital stock is reclassified to a liability (mandatorily redeemable capital stock) at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statements of income.

As of December 31, 2006, $14 million representing capital stock from seven members was subject to redemption because of one voluntary membership withdrawal and six withdrawals due to merger activity.

During the period from January 1, 2007 to February 28, 2007, we redeemed capital stock from one withdrawing member. We also redeemed capital stock from four members who merged into financial institutions located outside of our district.

Historical redemption requests may not be indicative of future redemption requests and also may not be indicative of the potential impact on our future capital position once the restriction on voluntary stock redemptions is lifted. Once a redemption request for voluntary capital stock is denied, the redemption request does not remain outstanding. Instead, the member would need to submit a new redemption request after the restriction on voluntary stock redemptions is lifted. Our accounting policy is to not reclassify voluntary capital stock redemption requests from capital stock to a liability unless we, at our discretion, determine that we will honor such requests. As long as we deny such redemption requests, no reclassification from equity to liability is recorded, because members do not have the ability to redeem their voluntary capital stock.

Retained Earnings and Dividend Policy

Under Finance Board regulations, we may pay dividends from current income or retained earnings. Our Board of Directors may declare and pay dividends in either cash or capital stock and our current practice is to pay dividends in cash. We expect dividends to be paid in cash for the foreseeable future.

Under a Finance Board rule that became effective January 24, 2007, any FHLB with excess stock greater than 1% of its assets is prohibited from further increasing excess stock by paying stock dividends or otherwise issuing new excess stock. Also under the Finance Board’s rule, an

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

FHLB’s board of directors may not declare or pay a dividend based on projected or anticipated earnings and may not pay a dividend if the par value of the FHLB’s stock is impaired or is projected to become impaired after paying such dividend.

We may not pay dividends if we fail to satisfy certain liquidity requirements under applicable Finance Board regulations. The Finance Board’s regulations require that we maintain eligible high quality assets in an amount equal to or greater than the deposits received from members. See “Item 1 - Business - Business Segments – Traditional Member Finance Segment - Deposits” for a description of these assets.

Our Retained Earnings and Dividend Policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount plus a percentage of earnings. It also limits the amount of earnings payable as dividends for 2006 to 2009 to an amount equal to Adjusted Core Net Income minus the Retained Earnings Dollar Requirement, multiplied by the Dividend Payout Limitation (to the extent the Retained Earnings Dollar Requirement had been accumulated from the current year’s net income) (all as hereinafter defined).

The Retained Earnings Dollar Requirement is an annual requirement that may be accumulated in equal quarterly amounts, proportionately to net income or from additions to retained earnings in the prior year that exceeded that year’s required retained earnings. Additions to retained earnings that exceed the year’s required retained earnings may be applied to the Retained Earnings Dollar Requirement for the subsequent year. For the subsequent year, any retained earnings credit previously applied to the Retained Earnings Dollar Requirement will not be deducted from Adjusted Core Net Income when applying the Dividend Payout Limitation.

The following table sets forth the calculations under the Retained Earnings and Dividend Policy based on 2006 results:

2006
Net income	$188

Adjusted Core Net Income	$188

Dividend rate as declared and paid in the following quarter [1]	3.10%

Dividend declared and paid in the following quarter [1]	$101

Amount Retained	$60

[1]

Dividends declared and paid in the quarter subsequent to the period earned: second quarter, 2006, at $28 million, 3.1%: third quarter, 2006, at $28 million, 3.1%; fourth quarter, 2006, at $23 million, 3.1%; and first quarter, 2007, at $22 million, 3.1%.

Based on our financial results for the year ended December 31, 2006, we have achieved and exceeded our required Retained Earnings Dollar Requirement by $10 million, which we expect will be applied to our Retained Earnings Dollar Requirement in subsequent periods.

The following table shows our Retained Earnings Dollar Requirement and Dividend Payout Limitation for 2006 – 2009:

	2006	2007	2008	2009
Retained earnings fixed dollar requirement (“Retained Earnings Dollar Requirement”) ($ million)	$50.00	$35.00	$12.50	$12.50
Maximum dividend as % of Adjusted Core Net Income after satisfying Retained Earnings Dollar Requirement (“Dividend Payout Limitation”)	80%	80%	90%	90%

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

investments divided by the number of quarters of remaining maturity of the transferred debt instrument if it had not been transferred.

For 2005, our dividend objective was 100 basis points above the quarterly 52-week average of the one-year LIBOR rate as its minimum dividend rate goal. With regard to dividends, in 2004, we used a one-year LIBOR plus 75 basis points as our minimum dividend rate goal.

LIBOR represents the rate at which banks can borrow and end U.S. dollars globally; it is widely used as a borrowing index on U.S. commercial and corporate loans. The dividend rate is dependent on our return on equity, which is dependent on the interest margin between yields on interest-earning assets and interest-bearing liabilities. As our asset mix has shifted away from MPF Loans in 2006, our net interest income and return on equity have been lower. Dividends are also currently being restrained by our Written Agreement and the requirement in our Retained Earnings and Dividend Policy to increase retained earnings.

We paid quarterly dividends as outlined in the table below:

For the years ended December 31,	2006			2005			2004
Quarter in which declared and paid [1,2,4]	Amount [2]		Annualized Percent	Amount [2]		Annualized Percent	Amount		Annualized Percent
First	$28		3.00%	$60		5.50%	$67		6.50%
Second	28		3.10%	58		5.50%	64		6.00%
Third	28		3.10%	52		5.00%	66		6.00%
Fourth	23		3.10%	38		3.75%	65		6.00%

Total	$107	[3]	3.08%	$208	[3]	4.94%	$262	[3]	6.13%

[1]	Dividends are declared and paid in the quarter subsequent to the period earned.
[2]	Prior to the fourth quarter 2005, fractional dividends were paid in cash, effective with the fourth quarter 2005, fractional dividends are paid in capital stock.
[3]	2006, 2005, and 2004 exclude $5 million, $2 million, and $2 million of dividends in each year reclassified as interest expense per SFAS 150.
[4]

On January 17, 2007, the Board of Directors declared and approved a 3.10% (annualize rate) cash dividend of $22 million based on fourth quarter 2006 results which was paid to members on February 15, 2007.

Critical Accounting Policies and Estimates

GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amount of assets, liabilities, income, and expense in our financial statements and accompanying notes. Certain accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In addition, certain accounting principles are complex and require significant judgment when applying them to individual transactions to determine the most appropriate treatment. Management believes that the judgments, estimates, and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances as of December 31, 2006 and 2005. However, these critical accounting policies and the use of other judgments, estimates, and assumptions might materially impact amounts reported in the financial statements. We identified policies that, due to the judgments, estimates, and assumptions inherent in those policies, are critical to an understanding of our financial statements. The following is a brief discussion of these critical accounting policies.

Accounting for Derivatives

SFAS 133 requires that all derivative financial instruments be recorded on the statements of condition at fair value. Changes in fair values are recorded each period in current earnings or OCI, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

By regulation, we are only permitted to use derivatives in order to mitigate identifiable risks. All of our derivatives are positioned to offset the risk exposure inherent in our member lending, mortgage finance, investment, and funding activities. We attempt to utilize the most cost efficient hedging techniques available while, at the same time, reviewing the resulting accounting consequences as an important consideration.

We formally document all relationships between derivative hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions and our method of assessing hedge effectiveness. This process includes linking all

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the statements of condition, (2) firm commitments, or (3) forecasted transactions.

For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded in OCI, until earnings are affected by the variability of cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge is immediately recognized in other income as “derivatives and hedging activities”. Amounts recorded in OCI are reclassified to interest income or interest expense during the period in which the hedged transaction impacts earnings, unless (a) occurrence of the forecasted transaction is not probable, in which case the amount in accumulated OCI is reclassified to earnings immediately, (b) we expect at any time that continued reporting of a net loss in accumulated OCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction (and related asset acquired or liability incurred) in one or more future periods, in which case the loss is reclassified immediately into earnings for the amount that is not expected to be recovered, or (c) the occurrence of the forecasted transaction was the issuance of long-term debt; in which case, we recognize the effective portion of the cumulative changes in fair value as interest expense over the life of the long-term debt.

If a derivative no longer qualifies as a cash flow hedge, we discontinue hedge accounting prospectively. We continue to carry the derivative on the statements of condition at fair value and record further changes in fair value in the statements of income as net gain (loss) on derivative and hedging activities until the derivative is terminated or re-designated.

Fair Values

Certain of our assets and liabilities, including investment securities classified as AFS and trading, and all derivatives are presented in the statements of condition at fair value. Under GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold, or that liability could be incurred or settled in a current transaction between willing parties, other than in forced or liquidation sale. Fair values are based on market prices when they are available. If market prices are not available, fair values are based on dealer prices and prices of similar instruments or discounted cash flows using market estimates of interest rates and volatility. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based or independent information available to us as inputs to the models. These estimates are based on pertinent market information available to us. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification. Their values may change as economic and market factors change and as the evaluation of those factors change. Therefore, estimated fair values may not be necessarily indicative of the amounts that would be realized in current market transactions. The fair value tables do not represent an estimate of our overall market value as a going concern, which would take into account our long term member relationships and future business opportunities.

Consolidated Obligations

We record a liability for consolidated obligations on our statements of condition based on the proceeds we receive from the issuance of those consolidated obligations. Consolidated obligations are the joint and several obligations of the FHLBs and consist of consolidated obligation bonds and discount notes. Accordingly, should one or more of the FHLBs be unable to repay their consolidated obligations, we could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No liability has been recorded for the joint and several obligations related to the other FHLBs’ share of the consolidated obligations. Due to the high credit quality of each FHLB, management has concluded that the probability that an FHLB would be unable to repay its consolidated obligations is remote. Refer to “Item 1A - Risk Factors” for further details.

We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt since we have been released from being the primary obligor. Specifically, the release is made effective by the Office of Finance recording the transfer in its records. The Office of Finance provides a release by acting within the confines of the Finance Board’s regulations that govern the determination of which FHLB is the primary obligor. The FHLB assuming

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

the consolidated obligation becomes the primary obligor since it now is directly responsible for repaying the debt. We continue to disclose the transferred debt as a contingent liability since we still have a joint and several liability with respect to repaying the transferred consolidated obligation. We do not record a financial guarantee at fair value with respect to the transferred consolidated obligation since FIN 45 does not require such accounting for a related party.

Premiums, Discounts, Nonrefundable Fees, and Costs

When we buy MBS or mortgage-related securities, we may not pay the seller the exact amount of the unpaid principal balance. If we pay more than the unpaid principal balance and purchase the MBS at a premium, the premium reduces the yield we recognize on the securities below the coupon amount. If we pay less than the unpaid principal balance and purchase the MBS at a discount, the discount increases the yield above the coupon amount.

In addition to premiums and discounts on mortgage assets, we may pay/receive loan origination fees (“agent fee”) to/from PFIs for the origination of MPF Loans as our agent, and we may pay concession fees to dealers in connection with the sale of consolidated obligation bonds (herein collectively referred to as “nonrefundable fees”).

Effective January 1, 2004, we changed our method of accounting for the amortization of mortgage loan agent fees under SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. In accordance with SFAS 91, we defer and amortize agent fees as interest income over the contractual life of the loan. The contractual method recognizes the income effects of premiums and discounts in a manner that is proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. We believe that the use of the contractual method is preferable under GAAP due to a decreased reliance on the use of estimates inherent in calculating the weighted average lives that were used to determine the loan pool amortization periods.

Historically, we deferred and amortized agent fees, premiums, and discounts paid to and received by our members as interest income over the estimated lives of the related mortgage loans. Actual prepayment experience and estimates of future principal repayments were used in calculating the estimated lives of the mortgage loans.

As a result of implementing the change in accounting for amortization and accretion from the estimated life method to the contractual maturity method, we recorded a cumulative change in accounting principle retroactively to January 1,

2004, resulting in an increase to retained earnings of $41 million. As a result of implementing the change, we reduced agent fee, premium, and discount amortization expense by $17 million during 2004.

We compute the amortization and accretion of premiums and discounts on mortgage-backed securities using the constant effective interest (i.e. level yield) method over the estimated lives of the securities based on anticipated prepayments. If a difference arises between the prepayments anticipated and actual prepayments received, we recalculate the effective yield to reflect actual payments to date and anticipated future payments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in our advances and MPF Loan portfolios. We changed our allowance for loan loss methodology for the MPF Loan Portfolio in the fourth quarter of 2005. The primary changes relate to factoring in credit enhancements from PFIs into the determination of the allowance for loan losses at the Master Commitment level and developing a more robust migration analysis. The changes resulted in the release of $3 million to the overall allowance for loan losses.

We perform periodic and systematic detailed reviews of our MPF Loan portfolios to identify credit risks and to assess the overall collectibility of these loans. Since MPF Loans are homogeneous in nature, the allowance for loan losses related to these loans is based on the aggregated portfolio with the exception of MPF Loans that are viewed as collateral dependent loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The allowance for loan losses for MPF Loans that are deemed to be collateral dependent are assessed on an individual loan basis. Our allowance for loan losses on MPF Loans is based on management’s estimate of loan losses inherent in our MPF Loan portfolio as of the statement of condition date. We perform periodic reviews of our portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Our measurement of the allowance for loan losses consists of reviewing specifically identified loans and reviewing homogenous pools of residential mortgage loans. The estimation of credit losses in the remaining MPF Loan portfolio involves: assessing the impact of current economic trends on the allowance for loan losses; assessing the impact of specific events on the allowance for loan losses; and assessing a factor for the margin of imprecision. The margin for imprecision is a factor added to the allowance for loan losses that recognizes the imprecise nature of the measurement process. For example, the application of migration analysis and the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

determination of the historical loss rate are not precise estimates. The actual loss that may occur may be more or less than the estimated loss for a specific MPF Loan.

A loss forecast model is utilized for the aggregate MPF Loan portfolio, which considers a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, and economic conditions. This MPF Loan loss forecast model is updated on a quarterly basis in order to incorporate information reflective of the current economic environment.

We factor in the PFI’s CEP Amount when determining the allowance for loan losses. In addition, since the primary mortgage insurance (“PMI”) and SMI as well as government agency insurance/guarantees are not severable from the MPF Loans to which they relate, the cash flows associated with these components are inextricably tied to the MPF Loans’ cash flows. As such, we also consider these credit protections when determining the adequacy of the allowance for loan losses. For MPF whole loans or participations with PFIs out of district, we do not hold collateral for the CE. We rely on the lead MPF Bank to manage the collateral.

Advances are reviewed on an individual basis to determine the creditworthiness of the member and to ensure that sufficient eligible collateral is available. On a quarterly basis (or more frequently as deemed necessary) the continued creditworthiness of the member as well as the level of eligible collateral is monitored in accordance with our underwriting procedures. We have not experienced any credit loss on advances during the three years ended December 31, 2006, nor does management anticipate any credit losses on advances. We have not recorded any allowance for loan losses on our advances. We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses, and to accept as collateral for advances only certain United States government or government agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related and Community Financial Institutions’ assets. At December 31, 2006 and 2005, we had a security interest in collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances.

Risk Management

Operational Risk

Operational Risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people, systems, or external events. We have established comprehensive risk assessment and management activities along with financial and operating polices and procedures and appropriate insurance coverage to mitigate the likelihood of, and potential losses from, such occurrences.

Governance and Control Activities

The Board of Directors has established bank-wide policies governing operational risk, including an Enterprise Risk Management Policy and an Operational Risk Policy. Primary oversight responsibility for operational risk is vested with the Operational Risk Committee (“ORC”). Responsibilities of the ORC include oversight for the risk assessment process, business resumption planning, model validation, end-user computing, operational aspects of new business activities, as well as the analysis and mitigation of any operational loss. The ORC monitors the performance of operational activities through metrics.

Our policies and procedures include controls to ensure that system-generated data are reconciled to source documentation on a regular basis. In addition, the Information Systems Department has responsibility for managing system security throughout the Bank, and reports regularly to the Management Committee of the Bank and the Technology Committee of the Board on security issues.

In accordance with the Written Agreement, we have made a considerable investment in resources dedicated to our risk oversight and internal control activities during the year ended December 31, 2006. See “Item 1A – Risk Factors.”

Risk Assessment

In March 2006, we merged the responsibilities for compliance with the Sarbanes-Oxley Act of 2002 and risk assessments under a new group, Operational Risk Management (“ORM”), reporting to the Chief Risk Officer. The goal for ORM was to develop a holistic risk assessment framework that would drive consistency and uniformity across the Bank, support certification requirements, and create an inventory of key risks and controls (operational and financial) that would be managed by business process owners. This effort resulted in the identification of 16 key Bank processes. Corresponding key risks and controls are used as baselines for internal audits, risk assessments, and certification of internal controls over financial reporting.

Group Risk Officer roles were also established in each major business area with a direct reporting relationship to the group head and an indirect reporting line to the Chief Risk Officer. The Group Risk Officers are responsible for validating process design, identifying ownership of key operational and financial controls, and ensuring the design of action plans that remediate control gaps. ORM is

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

responsible for updating the risk assessment documentation to reflect any changes in the business processes as they occur.

The risk assessment documentation for the 16 key Bank processes is being validated through stakeholder meetings which began in October 2006. A few remaining processes are scheduled to be finalized in April 2007, which, management believes, will provide sufficient time to utilize the revised documentation to perform a thorough risk assessment for 2007. For year-end 2006, we utilized the revised framework to perform a top-down operational risk assessment. The objective of the top-down risk assessment is to identify the most critical and pervasive issues affecting us and establish remediation plans that will be monitored until corrective action is implemented. The results of the annual risk assessment are reported to the Management Committee, the ORC, the Board of Directors, and the Finance Board.

The Internal Audit Department also performs risk and control assessments as part of its audits, and either verifies that management has correctly identified the quality of the risk and control environment, or identifies additional areas for action.

Business Continuity

In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of business interruption. We are party to a reciprocal arrangement with the FHLB of Dallas to recover operations supporting traditional banking activities. In addition, we operate a full back-up facility at a separate location in the Chicago area, with the objective of being able to fully recover all critical activities intra-day. Both the FHLB of Dallas and off-site recovery plans are subject to periodic testing.

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and mortgage insurance providers, derivatives counterparties, and issuers of investment securities. We have established policies and procedures to limit and help monitor our exposures to credit risk.

We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties, which are based in part on our total regulatory capital. As part of the Finance Board’s actions on April 18, 2006, we were authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital stock, retained earnings, and the Designated Amount of outstanding subordinated notes for any period that we are subject to the Regulatory Leverage Limit.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal Funds and commercial paper entered into with highly rated institutions. The longer term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, MPF Shared Funding securities and mortgage-backed securities that are issued by GSEs or that carry “AAA” or “AA” from Moody’s, S&P, or Fitch. Securities issued by GSEs are not obligations of, and are not guaranteed by, the United States government.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The carrying value of our investment securities portfolio credit rating is shown in the following table:

	Government Agency	Long Term Rating		Short Term Rating
As of December 31, 2006		AAA	AA	A-1 or Higher	Total
Commercial paper	$-	$-	$-	$1,367	$1,367
Government-sponsored enterprises	1,600	-	-	-	1,600
Consolidated obligations of other FHLBs	25	-	-	-	25
State or local housing agency obligations	-	11	54	-	65
SBA/SBIC	656	-	-	-	656
Mortgages-backed securities (MBS)	5,701	6,119	11	-	11,831

Total investment securities	$7,982	$6,130	$65	$1,367	$15,544

Further Detail of MBS issued, Guaranteed or Fully insured By:
Pools of Mortgages
Government-sponsored enterprises	$3,155	$-	$-	$-	$3,155
Government-guaranteed	37	-	-	-	37

CMOs/REMICs
Government-sponsored enterprises	2,504	-	-	-	2,504
Government-guaranteed	5	-	-	-	5
MPF Shared Funding	-	358	11	-	369

Privately Issued
Non-conforming	-	3,349	-	-	3,349
CMOs/REMICs	-	304	-	-	304
Asset Backed Securities	-	239	-	-	239
Home Equity	-	1,869	-	-	1,869

Total Mortgage Backed Securities	$5,701	$6,119	$11	$-	$11,831

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances, after discounting for liquidation and other risks, to protect against losses. At December 31, 2006 and 2005, we had a security interest in collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances. We have not recorded any allowance for losses on our advances.

Our advance products provide members with asset-liability management capabilities. We offer advances that can be adjusted to help members manage the maturity and prepayment characteristics of mortgage loans by reducing members’ interest rate risk associated with holding long-term fixed-rate mortgages. To determine the maximum amount and term of the advances we will lend to a member, we assess the member’s creditworthiness and financial condition utilizing the quarterly reports members file with their regulators. We also evaluate the collateral pledged and conduct periodic collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member’s creditworthiness deteriorates).

Eligible collateral includes whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States government or any of its agencies; without limitation, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or the Government National Mortgage Association (“Ginnie Mae”); FHLB consolidated obligations; cash or deposits; and other real estate-related collateral we deem to be acceptable, provided that the collateral has a readily ascertainable value and we can perfect a security interest in the related property.

CFIs are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans. This type of collateral is

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

referred to as “community financial institution collateral.” As additional security for a member’s indebtedness, we have a statutory lien on a member’s capital stock.

We are required to obtain and maintain a security interest in eligible collateral at any time an advance is outstanding. The FHLB Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only two exceptions are claims and rights that would be entitled to priority under otherwise applicable law or are held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests. We perfect the security interests granted to us by members by taking possession of securities collateral and by filing UCC-1 forms on all other collateral.

In certain circumstances, for example when a member leaves us due to a merger and the acquiring entity is a member of another FHLB, the other FHLB will hold and manage the former member’s collateral covering advances and any other amounts still outstanding to us. The other FHLB will either subordinate to us the total of collateral it receives from the member or may assign to us specific collateral in an amount sufficient to cover our exposure. Likewise, if one of our members were to acquire the member of another FHLB, we would hold and manage the collateral for the other FHLB.

Collateral arrangements will vary with member credit quality, collateral availability, collateral quality, results of periodic on-site reviews of collateral, and overall member credit exposure. Based on the size of the member’s advances, the types of collateral pledged, and the amount of collateral coverage, a member will be required to deliver a third party collateral verification report based upon agreed upon procedures attesting to the eligibility and sufficiency of the member’s mortgage collateral or undergo an on-site field review of pledged collateral performed by FHLB staff. We may require the delivery of collateral from any member at any time. The following table illustrates member borrowing capacity based on underlying collateral type at December 31, 2006 and 2005:

	Borrowing Capacity
Type of Collateral	2006	2005
U.S. Treasury and government agency securities [1]	95 - 97%	95 - 97%
Non-agency, rated mortgage-backed securities	85 - 90%	85 - 90%
Eligible first-lien single or multi-family mortgage loans	75 - 85%	75 - 85%
Community financial institution and other eligible collateral	50%	50%
[1]

Includes government agency securities issued by GSEs including Fannie Mae, Freddie Mac, other FHLBs, Ginnie Mae, the Farm Services Agency, the Small Business Administration, the Bureau of Indian Affairs, and the United States Department of Agriculture.

At December 31, 2006, CFIs had pledged $425 million of CFI collateral to us, securing $79 million of advances. The CFI collateral amounts pledged in excess of the amounts required to cover existing advances is available (after application of the borrowing capacity percentage) for potential future advances. At December 31, 2005, CFIs had pledged $485 million of CFI collateral, which secured $62 million of advances.

MPF Loans Credit Enhancement Structure

Overview

The MPF Bank and PFI share the risk of credit losses on MPF Loans by structuring potential losses on conventional MPF Loans into layers with respect to each Master Commitment. The first layer or portion of credit losses that an MPF Bank is potentially obligated to incur is the FLA, as determined based upon the MPF Product selected by the PFI. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance based CE Fees, the MPF Bank may withhold CE Fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.

The portion of credit losses that a PFI is potentially obligated to incur is referred to as its CE Amount. The PFI’s CE Amount represents a direct liability to pay credit losses incurred with respect to a Master Commitment or the requirement of the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the Master Commitment. The PFI may procure SMI to cover losses equal to all or a portion of the CE Amount (except that losses generally classified as special hazard losses are covered by the PFI’s direct liability or the MPF Bank, not by SMI). The final CE Amount is determined once the Master Commitment is closed (i.e., when the maximum amount of MPF Loans are delivered or the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

expiration date has occurred). For a description of how the PFI’s CE Amount is determined, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk – MPF Loans Credit Enhancement Structure – Setting Credit Enhancement Levels.”

The PFI receives a CE Fee in exchange for providing the CE Amount, which may be used to pay for SMI. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans under the Master Commitment. The CE Fee and CE Amount may vary depending on the MPF product selected. CE Fees payable to a PFI as compensation for assuming credit risk are recorded as an offset to MPF Loan interest income when paid by us. We also pay performance CE Fees which are based on actual performance of the pool of MPF Loans in each Master Commitment. To the extent that losses in the current month exceed performance CE Fees accrued, the remaining losses may be recovered from withholding future performance CE Fees payable to the PFI.

Loss Allocation

Credit losses on conventional MPF Loans not absorbed by the borrower’s equity in the mortgaged property, property insurance or PMI are allocated between the MPF Bank and PFI as follows:

•	First, to the MPF Bank, up to the FLA.

Original MPF. The FLA starts out at zero on the day the first MPF Loan under a Master Commitment is purchased but increases monthly over the life of the Master Commitment at a rate that ranges from 0.03% to 0.05% (3 to 5 basis points) per annum based on the month end outstanding aggregate principal balance of the Master Commitment. The FLA is structured so that over time, it should cover expected losses on a Master Commitment, though losses early in the life of the Master Commitment could exceed the FLA and be charged in part to the PFI’s CE Amount.

MPF 100 and MPF 125. The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded under the Master Commitment. Once the Master Commitment is fully funded, the FLA is expected to cover expected losses on that Master Commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.

MPF Plus. The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF Loans funded under the Master

Commitment that is not less than the amount of expected losses on the Master Commitment. Once the Master Commitment is fully funded, the FLA is expected to cover expected losses on that Master Commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.

•

Second, to the PFI under its credit enhancement obligation, losses for each Master Commitment in excess of the FLA, if any, up to the CE Amount. The CE Amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI or a combination of both. For a description of the CE Amount calculation see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk - MPF Loans Credit Enhancement Structure - Setting Credit Enhancement Levels.”

•	Third, any remaining unallocated losses are absorbed by the MPF Bank.

With respect to participation interests, MPF Loan losses allocable to the MPF Bank are allocated amongst the participating MPF Banks pro ratably based upon their respective participation interests in the related Master Commitment. For a description of the risk sharing by participant MPF Banks see “Item 1 – Business – Business Segments - Mortgage Partnership Finance Segment – MPF Loan Participations.”

Setting Credit Enhancement Levels

Finance Board regulations require that MPF Loans be sufficiently credit enhanced so that our risk of loss is limited to the losses of an investor in an “AA” rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for losses. In our role as MPF Provider, we analyze the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s LEVELS model in order to determine the required CE Amount for a loan or group of loans to be funded or acquired by an MPF Bank (“MPF Program Methodology”).

The PFI’s CE Amount (including the SMI policy for MPF Plus) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based CE Fees that would be payable to the PFI.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

In determining the estimated rating for Master Commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus Master Commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we either hold additional retained earnings against the related Master Commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the Master Commitment to the equivalent of an “AA” rated mortgage-backed security. As of December 31, 2006 and December 31, 2005, the outstanding balance of MPF Loans for which we have purchased SMI in order to increase the estimated credit rating of a Master Commitment was $3.5 billion and $3.9 billion. The acquired SMI provided coverage of $666 million and $624 million as of December 31, 2006 and December 31, 2005.

For MPF Plus, the PFI is required to provide an SMI policy covering the MPF Loans in the Master Commitment and having a deductible initially equal to the FLA. Depending upon the amount of the SMI policy (determined in part by the amount of the CE Fees paid to the PFI), the PFI may or may not have any direct liability on the CE Amount.

We are required to recalculate the estimated credit rating of a Master Commitment if there is evidence of a decline in credit quality of the related MPF Loans.

Credit Enhancement Fees

The structure of the CE Fee payable to the PFI depends upon the product type selected. For Original MPF, the PFI is paid a monthly CE Fee between 0.09% and 0.11% (9 to 11 basis points) per annum and paid monthly based on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment.

For MPF 100 and MPF 125, the PFI is paid a monthly CE Fee between 0.07% and 0.10% (7 and 10 basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment. The PFI’s monthly CE Fee is performance based, in that it is reduced by losses charged to the FLA. For MPF 100, the CE Fee is fixed for the first two or three years of a Master Commitment and thereafter becomes performance based. For MPF 125, the CE Fee is performance based for the entire life of the Master Commitment.

For MPF Plus, the performance based portion of the CE Fee is typically between 0.06% and 0.07% (6 and 7 basis points) per annum and paid monthly on the aggregate outstanding balance of the MPF Loans in the Master Commitment. The performance based CE Fee is reduced by losses charged to the FLA and is paid one year after accrued based on monthly outstanding balances. The fixed portion of the CE Fee is typically 0.07% (7 basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF Loans in the Master Commitment. The performance CE Fee is lower for Master Commitments without a direct PFI CE Amount.

At December 31, 2006 and 2005, the amount of FLA remaining for losses, excluding amounts that may be recovered by the withholding of performance CE Fees, was $324 million and $309 million. Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs. For the years ended December 31, 2006, 2005, and 2004, of the $41 million, $46 million, and $51 million of total CE Fees incurred by us, $22 million, $25 million, and $27 million were performance-based. The total volume of MPF Loans purchased or funded by the Bank for each MPF product by period is detailed in “Note 8 - MPF Loans Held in Portfolio.”

For MPF Government Loans, the PFI provides and maintains insurance or a guaranty from the applicable government agency (i.e., the FHA, VA, RHS, or HUD). The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government Loans. For Master Commitments issued prior to February 2, 2007, the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate principal balance of the Master Commitment. This amount is in addition to the customary 0.44% (44 basis points) per annum servicing fee that continues to apply for Master Commitments issued on or after February 2, 2007, and that is retained by the PFI on a monthly basis, based on the outstanding aggregate principal balance of the MPF Government Loans. Only PFIs that are licensed or qualified to originate and service MPF Government Loans by the applicable government agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to us and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service MPF Government Loans under the MPF Program.

Credit Risk Exposure

Our credit risk on MPF Loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s credit enhancement protection. Under the MPF Program, the PFI’s CEP Amount may include contingent performance based CE Fees and the CE Amount. See

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

“Credit Risk – MPF Loans.” Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement and further, that we may request additional collateral to secure the PFI’s obligations.

The following table summarizes the average PFI CE Amount of all Master Commitments funded or purchased by us for each MPF Product:

For the years ended December 31,	2006	2005	2004

Original MPF	1.74%	1.76%	1.64%
MPF 100	0.52%	0.50%	0.44%
MPF 125	0.85%	0.84%	0.71%
MPF Plus*	1.33%	1.33%	1.35%
MPF Government	N/A	N/A	N/A
*	CE Amount includes SMI policy coverage

The following table provides the weighted average FICO scores and weighted average LTV at origination for MPF Loans outstanding at December 31, 2006, 2005, and 2004:

	2006	2005	2004
Weighted average FICO score[1]	737	736	735
Weighted average loan-to- value at origination	67%	67%	67%
[1]	FICO® is a widely used credit industry model developed by Fair, Isaac and Company, Inc. to assess borrower credit quality with scores ranging form 150-850

We also face credit risk of loss on MPF Loans to the extent such losses are not recoverable from the PFI either directly or indirectly through performance based CE Fees, or from an SMI insurer, as applicable. The outstanding balance of our MPF Loan portfolio exposed to credit losses not recoverable from the applicable government agency with respect to MPF Government Loans (including servicer paid losses not covered by the applicable government agency), the PFI CEP Amount, PMI, or other SMI coverage was approximately $31.3 billion, $34.3 billion, and $38.2 billion at December 31, 2006, 2005, and 2004, respectively. Our actual credit exposure is significantly less than these amounts because the borrower’s equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable. However, because the typical MPF Loan to value ratio is less than 100% and PMI covers loan to value ratios in excess of 80%, a significant decline in value of the underlying property would have to occur before we are exposed to credit losses.

Loan Portfolio Analysis

Consistent with the change in our allowance for loan loss methodology where we now factor in credit enhancements, we no longer place MPF Loans on nonaccrual status or consider MPF Loans as impaired in cases where losses are not expected to be incurred as a result of the PFI’s CEP Amount. Specifically, such MPF Loans are now considered well-secured and in the process of collection, since the credit enhancements are from financially responsible PFIs and MI companies and a mechanism is in place to recoup losses. For example, we can withhold performance based CE Fees or receive direct payment from the PFIs under the CE Amount. The impact on our financial statements was insignificant.

Our nonaccrual MPF Loans, net of the changes in the preceding paragraph, decreased to 0.02% of the total MPF Loan portfolio at December 31, 2006, compared to 0.04% at December 31, 2005. The weighted average age of loans in our MPF Loan portfolio was 3.23 years and 2.39 years at December 31, 2006, and 2005. As our MPF Loan Portfolio continues to age, the expectation is that nonaccrual loans will gradually increase and then stabilize.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Our outstanding MPF Loans, nonaccrual loans, and loans 90 days or more past due and accruing interest are as follows:

December 31,	2006	2005	2004	2003	2002
MPF Loans, net	$37,944	$42,005	$46,920	$47,600	$26,186
Nonaccrual MPF Loans	$6.0	$15.0	$7.0	$7.0	$5.0
% nonaccrual	0.02%	0.04%	0.01%	0.01%	0.02%

Interest contractually due during the year	$0.3	$0.9	$0.4	$0.5	$0.4

Interest actually received during the year	$(0.2)	$(0.7)	$(0.4)	$(0.5)	$(0.4)
MPF Loans past due 90 days or more and still accruing interest [1]	$193	$212	$170	$177	$131
[1]	Contains MPF Government Loans and conventional MPF Loans which are well-secured and in the process of collection.

The following table summarizes our conventional MPF Loan delinquencies by days outstanding:

	Percent of Total Dollars Outstanding

December 31,	2006	2005	2004	2003	2002
30 Days	0.74%	0.76%	0.62%	0.71%	0.75%
60 Days	0.14%	0.16%	0.08%	0.06%	0.13%
90+ Days [1]	0.20%	0.21%	0.12%	0.06%	0.10%
In Foreclosure	0.08%	0.06%	0.04%	0.03%	0.04%
[1]	Percentage 90 days or more includes MPF Loans in foreclosure.

The table below summarizes the changes in the allowance for loan losses on MPF Loans:

For the years ended December 31,	2006	2005	2004	2003	2002
Allowance for loan losses, at January [1]	$1	$5	$5	$5	$3

Charge-offs	-	(1)	(1)	-	-
Recoveries	-	-	1	-	-

Net (charge-offs) recoveries	-	(1)	-	-	-

Provision for (release of) allowance for credit losses	-	(3)	-	-	2

Allowance for loan losses, at December [1]	$1	$1	$5	$5	$5

Average MPF Loan portfolio balance	$39,706	$44,172	$47,505	$37,952	$20,400

Net (charge-off)/rate recovery percentage	-	-	-	-	-

[1]

We modified our allowance for loan loss methodology during the year ended December 31, 2005. The new methodology factors in recoverability under PMI, SMI, and insurance or guaranty from the applicable government agency (i.e. the FHA, VA, RHS, or HUD), in addition to the ability to withhold future performance based CE Fees.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The allowance for loan losses for MPF Loans was $1 million at both December 31, 2006, and December 31, 2005. There have been no material charge-offs or recoveries to the allowance for loan losses during 2006. For additional information concerning the allowance for loan losses, refer to “Note 9 – Allowance for Loan Losses” in our December 31, 2006 Annual Financial Statements and Notes.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks which could negatively impact this portfolio. A summary of the concentration risks are discussed as follows:

CE Amount Concentration:  Our December 31, 2006, the MPF Loan balance outstanding is concentrated among three PFIs that had provided 10% or more of the total outstanding ($19.9 billion or 53%). If these PFIs were unable, or were to fail, to meet their contractual obligations to cover losses under the CE Amount, which in some instances requires the maintenance of SMI, we may incur increased credit losses depending upon the performance of the related MPF Loans.

MPF Loan Purchase and Funding Concentration:  The following table presents our MPF Loan purchases and fundings from PFIs that equaled or exceeded 10% of the total for the years ended December 31, 2006, 2005, and 2004:

	Loan Purchases and Funding Concentrations by PFI
For the years ended December 31,	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Anchor Bank fsb	$172	11.1%	n/a	n/a	n/a	n/a
Balboa Reinsurance Company [1]	n/a	n/a	$1,660	40.2%	$3,603	37.5%
LaSalle Bank N.A.	n/a	n/a	n/a	n/a	1,447	15.1%
All Other Institutions	1,381	88.9%	2,468	59.8%	4,557	47.4%

Total	$1,553	100.0%	$4,128	100.0%	$9,607	100.0%

n/a	not applicable as amount is less than 10%.
[1]	Balboa Reinsurance Company (a subsidiary of Countrywide Financial Corporation) is an out-of-district PFI.

SMI Provider Concentration:  At December 31, 2006, Mortgage Guaranty Insurance Company and Genworth Mortgage Insurance Corp. provided 64% and 12%, of SMI coverage for MPF Loans compared to 69% and 12% at December 31, 2005. Historically, we have not claimed any losses in excess of the policy deductible against an SMI company. If one or both of these SMI companies were to default on their insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses. We perform a quarterly analysis evaluating the concentration risk with the SMI companies. Based on a third quarter 2006 analysis, all of the SMI companies remain profitable, pass all early warning financial tests formulated by the MPF Provider, and maintain outstanding claims paying ability. On February 6, 2007, Mortgage Guaranty Insurance Company announced plans to merge with Radian Group, which provided 1% of SMI coverage for MPF Loans at December 31, 2006 and 2005.

Geographic Concentration:  We have MPF Loans in all 50 states, Washington, D.C., and Puerto Rico. No single zip code represents more than 1% of MPF Loans on our statements of condition. Our largest concentrations of MPF Loans (of 10% or more) were secured by properties located in Wisconsin, Illinois, and California, as noted in the following table. An overall decline in the economy or the residential real estate market of, or the occurrence of a natural disaster in, Wisconsin, Illinois, or California, could adversely affect the value of the mortgaged properties in those states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect our business, results of operations, and financial condition.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The following table summarizes the par value of our MPF Loans according to the 10 largest state concentrations:

	December 31, 2006		December 31, 2005
	Par Value	Percent of Total	Par Value	Percent of Total

Wisconsin	$7,025	19%	$7,132	17%
Illinois	3,937	10%	4,057	10%
California	3,707	10%	4,305	10%
Texas	2,563	7%	2,834	7%
Florida	1,361	4%	1,612	4%
Ohio	1,240	3%	1,397	3%
Pennsylvania	1,224	3%	1,385	3%
Virginia	1,077	3%	1,264	3%
Minnesota	1,034	3%	1,172	3%
Michigan	988	3%	n/a	n/a
New York	n/a	n/a	1,130	3%
All other states	13,543	35%	15,505	37%
Other mortgage loans [1]	14	0%	7	0%

Total par value of MPF Loans	$37,713	100%	$41,800	100%

Agent fees, SFAS 133, and other adjustments	231		205

Total MPF Loans held in portfolio, net	$37,944		$42,005

n/a not applicable as amount did not fall within the 10 largest states in that year.

[1]	Other mortgage loans include the Native American Mortgage Purchase Program HUD Section 184 loans. These loans are fully guaranteed by HUD, in the event of default by the homeowner.

Geographic Concentration of Mortgage Loans 1,2

December 31,	2006	2005

Midwest	41%	39%
Northeast	12%	12%
Southeast	17%	18%
Southwest	16%	16%
West	14%	15%

Total	100%	100%

¹	Percentages calculated based on the unpaid principal balance at the end of each period.
²	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest includes AR, AZ, CO, KS, LA, MO. NM, OK, TX, and UT.
West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Derivatives

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our policies and Finance Board regulations. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

The contractual, or notional, amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Our maximum credit

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory Delivery Commitments for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. We do not resell or repledge collateral. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit.

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

The amount of derivative exposure to credit loss risk is the fair value of derivative assets, not the notional amount. The following table summarizes our derivative counterparty credit exposure at December 31, 2006 and 2005:

	December 31, 2006				December 31, 2005
	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral [2]	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral [2]
Counterparty Credit Rating-
AAA	$31,663	$27	$27	$1	$263	$-	$-	$-
AA	28,354	6	-	6	26,361	130	130	1
A	25	-	-	-	19,484	69	65	3
BBB	9	-	-	-	11	-	-	-
Member Institutions [1,3]	8,107	8	3	4	6,905	33	31	2

Total Derivatives	$68,158	$41	$30	$11	$53,024	$232	$226	$6

[1]

Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by us or on our behalf or collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit.

[2]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Therefore, because some counterparties are over- collateralized, net exposure after collateral will generally not equal the difference between Exposure at Fair Value and Collateral Held.

[3]

Member Institutions include: (i) derivative counterparties who are members or affiliates, but where we are not acting as an intermediary, (ii) derivatives with members where we are acting as an intermediary, and (iii) delivery commitments with members on MPF Loans.

Debt Ratings

We record a liability for consolidated obligations on our statements of condition based on the direct proceeds we receive from the issuance of those consolidated obligations. No liability has been recorded for the joint and several obligations related to the other FHLBs’ share of the consolidated obligations due to the high credit quality of every other FHLB. Furthermore, Finance Board regulations require that all FHLBs maintain not less than an “AA” rating. The regulations also require each FHLB to support an

“AAA” rating on the System’s consolidated obligations. On July 1, 2004, S&P lowered our long-term counterparty credit rating to “AA+” from “AAA” and kept its outlook at negative in response to our announced Written Agreement with the Finance Board. At the same time, S&P affirmed our A-1+ short-term counterparty credit rating. This did not have any impact on earnings. The S&P rating for the consolidated obligations of the FHLBs is not affected by ratings actions pertaining to individual FHLBs and remained at “AAA/A-1+” as of February 28, 2007.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The individual FHLBs are rated by S&P and Moody’s as shown in the following table.

Federal Home Loan Banks’ Long-Term Credit Ratings

As of December 31, 2006

	Standard & Poor’s		Moody’s
	Rating	Outlook	Rating	Outlook
Atlanta	AAA	Stable	Aaa	Stable
Boston	AAA	Stable	Aaa	Stable
Chicago	AA+	Negative	Aaa	Stable
Cincinnati	AAA	Stable	Aaa	Stable
Dallas	AAA	Stable	Aaa	Stable
Des Moines	AAA	Negative	Aaa	Stable
Indianapolis	AAA	Stable	Aaa	Stable
New York [1]	AAA	Stable	Aaa	Stable
Pittsburgh	AAA	Stable	Aaa	Stable
San Francisco	AAA	Stable	Aaa	Stable
Seattle [2]	AA+	Stable	Aaa	Stable
Topeka	AAA	Stable	Aaa	Stable
FHLB consolidated obligation bonds	AAA	Stable	Aaa	Stable
[1]	S&P upgraded New York from “AA+” on September 21, 2006.
[2]	On January 19, 2007, S&P revised its outlook on the FHLB of Seattle to stable from negative.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Management

Market risk is the potential for loss due to market value changes in financial instruments we hold. Interest rate risk is a critical component of market risk. We are exposed to interest rate risk primarily from the effect of changes in interest rates on our interest earning assets and from our funding sources which finance these assets. Mortgage related assets are the predominant sources of interest rate risk in our risk profile. Those assets include MPF Loans and mortgage-backed securities. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our revenue, net interest margin, and average maturity of our interest earning assets and funding sources.

We measure and manage interest rate risk across four risk exposures: duration, convexity, curve, and volatility. Duration is our exposure to small parallel shifts in interest rates. We do not forecast interest rates nor take specific duration positions against such forecasts. Rather, we allow duration to move with interest rates within our policy limits.

Convexity measures how fast duration changes as a function of interest rate changes. Convexity is largely driven by mortgage cash flows that vary significantly as borrowers respond to rate changes by either prepaying their mortgages or slowing such prepayments. Curve exposure quantifies our exposure to non-parallel shifts in the yield curve.

Volatility describes the degree to which the value of options, explicit or embedded, fluctuates. MPF Loans and mortgage-backed securities include options held by the mortgage borrowers to prepay their loans. As a result, we have effectively sold options by owning MPF Loans and mortgage-backed securities. We actively manage convexity, curve, and volatility as a part of our hedging activities. We have specific policy limits addressing duration and convexity governing this active management.

We manage our interest rate exposure through funding instruments and by employing cash and derivative hedging strategies. Hedge positions may be executed to reduce exposure or the risk associated with a single transaction or group of transactions. Our hedge positions are evaluated daily and adjusted as deemed necessary.

Our primary risk mitigation tools include funding instruments, swaps, swaptions, caps, and floors. Based on our risk profile, we do not use our funding to perfectly match the cash flows of our assets on a transaction basis. Rather, funding is used to address duration, convexity, curve, and volatility risks at the total asset and liability level. We use derivatives to address residual risk and keep our duration of equity within our policy limits.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

We can use either derivative strategies or embedded options in our funding to minimize hedging costs. Swaps are used to manage duration and curve exposures. Swaptions are used to manage convexity, curve, and volatility. Caps and floors may also be used in managing convexity and volatility.

When purchasing MPF Loans, we have interest rate risk on loans committed but not yet funded. We may use a combination of mortgage forward contracts, interest rate futures, and other instruments to address the inherent risks of duration, convexity, curve, volatility, and spread in these commitments.

We are exposed to spread risk. Spread risk is the yield relationship of a financial instrument relative to a reference yield curve, usually LIBOR. Spread risk reflects the supply and demand dynamics for a particular financial instrument and captures when a financial instrument pays more or less interest than what is currently priced in the market. The Option-Adjusted Spread (“OAS”) is the spread between the two yields, less the estimated cost of embedded options. Spread risk may also reflect credit risk.

We do not actively manage spread risk because our interest earning assets and interest bearing liabilities are predominantly held to contractual maturity. Spread risk can and has affected our market value of equity. Market value of equity may vary as market available spreads fluctuate. We actively measure and monitor the impact of spreads on our market value of equity.

Oversight

Management oversight of market risk resides in our Asset/Liability Management Committee through meetings and reports and through regular reports to the Board of Directors. Reports on compliance with interest rate risk limits are presented at Board of Directors meetings. Market risk management policies and controls are incorporated in our Asset/Liability Management Policy.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

We perform various sensitivity analyses that quantify the net financial impact of changes in interest rates on interest rate sensitive assets, liabilities, and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous parallel shifts in the yield curve. These sensitivity analyses are used by management and the Finance Board to assess our market risk profile relative to other FHLBs.

We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. For mortgage loans, MBS, and collateralized mortgage obligations, OAS models are used. The primary assumptions used in these models for the purpose of these sensitivity analyses are the implied market volatility of interest rates and prepayment speeds. An option-pricing model is used for options. The primary assumption used in this options model is implied market volatility of interest rates. Other key assumptions used in these models are prepayment rates and discount rates. All relevant cash flows associated with the financial instruments are incorporated in the various models.

The following table summarizes the estimated change in fair value of our equity including derivatives and commitments, given several hypothetical, instantaneous, parallel shifts in the yield curve.

	Estimated change in Fair Value as of:
Interest Rate Change	December 31, 2006	December 31, 2005
-2.00%	-4.8%	-8.3%
-1.00%	-0.7%	-3.2%
-0.50%	0.8%	-0.9%
Base	0.0%	0.0%
+0.50%	-2.0%	-0.3%
+1.00%	-3.2%	-1.4%
+2.00%	-3.6%	-4.4%

The estimated change in fair value is driven by changes in duration, which is the exposure to changes in interest rate levels, and convexity, which represents changes in cash flows due to mortgage prepayments. As a result, significant increases or decreases in interest rates may negatively impact the fair value of equity as the duration increases. Further, changes in cash flows due to mortgage prepayments will accelerate as interest rates decline.

This sensitivity analysis is limited in that it captures only changes in duration and convexity. Other risk exposures, including option volatility, non-parallel changes in the yield curve, and spreads are held constant and are not incorporated into the analysis. The sensitivity analysis only reflects a particular point in time. It does not incorporate changes in the relationship of one interest rate index versus another.

As with all models, they are subject to the accuracy of the assumptions used, including prepayment forecasts and discount rates. It does not incorporate other factors that would impact our overall financial performance in such scenarios. Lastly, not all of the changes in fair value would impact current or future period earnings. Significant portions of our assets and liabilities are not held at fair value.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

12 Month Rolling Average Duration Gap

Duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that amount by the total fair market value of assets. Dollar duration is the result of multiplying the fair market value of an instrument by its duration. Duration gap is expressed in months and determines the sensitivity of assets and liabilities to interest rate changes. A positive duration gap indicates that the portfolio has exposure to rising interest rates, whereas a negative duration gap indicates the portfolio has exposure to falling interest rates.

The 12 month rolling average duration gap calculated below is based upon 12 consecutive month-end observations of duration gap for the periods ending on the dates shown. The increase in the portfolio duration gap is primarily the result of a decrease in prepayments on MPF Loans, which has been caused by rising interest rates.

Portfolio Duration Gap (in months)

12-month rolling average

12 Months Ended December 31, 2006	12 Months Ended December 31, 2005
0.5	-0.1

Duration of Equity

Duration of equity measures the impact of interest rate changes on the value of our equity. It is calculated using the net interest rate sensitivity of the portfolio to a +/- 25 basis point parallel shock across the yield curve (change in market value of equity) and dividing that amount by the total fair market value of equity. Duration of equity is reported in years.

Finance Board policy requires that our duration of equity (at current interest rate levels using the consolidated obligation cost curve or an appropriate discounting methodology) be maintained within a range of +/- 5 years. We established our own advisory guideline that equates to 70% of the policy limit, that is, +/- 3.5 years; although effective February, 2007, we changed the guideline to 80% of the policy limit or +/- 4 years. Our approach to managing interest rate risk is to maintain duration of equity within our advisory guideline by utilizing economic and SFAS 133 hedges as opposed to taking a specific duration position based on forecasted interest rates.

The following table shows the measurement of our exposure to interest rate risk in accordance with the Finance Board policy and our own advisory limit. The following table summarizes the interest rate risk associated with all financial instruments entered into by us. Issuance of subordinated notes and retirement of voluntary capital stock increased our leverage and changed our risk exposure. We added hedges against our new risk exposure for future interest rate environments.

Duration of Equity (In Years) as of:

As of December 31, 2006			As of December 31, 2005
Down 200	Base	Up 200	Down 200	Base	Up 200
1.4	3.1	0.0	-3.4	-0.5	3.4

We do a retrospective review of fair value of equity. An attribution approach is used to determine the individual impact to the market value of equity resulting from changes in duration, convexity, curve, volatility, spread, and other factors. The decrease in fair value of equity during 2006 was primarily the result of spread. The risk to fair value of equity from spread is not actively managed by us.

Relationship between Duration of Equity and Duration Gap

As noted above, duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that amount by the fair market value of assets. However, the aggregate total of dollar duration of assets, liabilities, and derivatives is the dollar duration of equity. Duration of equity is this same amount (dollar duration of equity) divided by the fair market value of equity. Thus, duration gap and duration of equity share the same numerator.

Duration of equity may also be calculated by multiplying the duration gap by the ratio of the market value of assets over the market value of equity (scaled to months given that duration is expressed in years). This ratio is in essence a leverage ratio for us. We manage duration gap indirectly by managing duration of equity and our overall leverage.

Derivatives

See “Note 20 - Derivatives and Hedging Activities” for details regarding the nature of our derivative and hedging activities, in addition to the types of assets and liabilities being hedged.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Item 8. Financial Statements and Supplementary Data.

Our 2006 Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1 of this Annual Report on Form 10-K.

Supplementary Data – Selected Quarterly Financial Data (unaudited)

Supplemental financial data for each quarter within the two years ended December 31, 2006 are included in the table below:

	2006				2005
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$1,131	$1,154	$1,071	$1,010	$927	$896	$877	$843
Interest expense	1,051	1,063	956	889	812	777	750	700
Provision for (release of) allowance on credit losses	-	-	-	-	(3)	-	-	-

Net interest income	80	91	115	121	118	119	127	143
Non-interest income (loss)	1	(8)	(10)	(16)	-	(28)	(3)	(11)
Non-interest expense	32	26	31	29	42	30	29	31
Total assessments	13	15	20	20	21	16	25	27

Net income	$36	$42	$54	$56	$55	$45	$70	$74

Annualized dividend rate paid	3.10%	3.10%	3.10%	3.00%	3.75%	5.00%	5.50%	5.50%

On January 17, 2007, the Board of Directors declared and approved a 3.10% (annualized rate) cash dividend of $22 million based on fourth quarter 2006 results which was paid to members on February 15, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Pursuant to Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, our management will be required to provide a report on the internal control over financial reporting beginning with the annual report on Form 10-K for the year ended December 31, 2007.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer concluded as of the Evaluation Date that the disclosure controls and procedures were effective such that information relating to us that is required to be disclosed in reports filed with the SEC: (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

For the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

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

Under the FHLB Act and related regulation, the Finance Board may order any FHLB to make principal and interest payments on any consolidated obligations of any other FHLB, or allocate the outstanding liability of an FHLB among all remaining FHLBs on a pro rata basis in proportion to each FHLB’s participation in all consolidated obligations outstanding or on any other basis.

Item 9B.	Other Information.

None.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Directors of the Registrant

The following table sets forth information regarding each of our directors as of February 28, 2007.

Name	Age	Director Since	Expiration of Term as Director
P. David Kuhl, Chairman [1]	57	2000	12/31/2007
James F. McKenna, Vice Chairman [2]	62	2004	12/31/2009
Thomas M. Goldstein [1]	47	2005	12/31/2008
Terry W. Grosenheider [3]	50	2002	12/31/2007
Thomas L. Herlache [2]	64	2005	12/31/2008
Alex J. LaBelle [3]	68	2004	12/31/2007
Roger L. Lehmann [1]	65	2004	12/31/2009
Gerald J. Levy [2]	74	2005	12/31/2007
E. David Locke [2]	58	2007	12/31/2009
Kathleen E. Marinangel [1]	61	2002	12/31/2007
Richard K. McCord [1]	63	2003	12/31/2008
Steven F. Rosenbaum [1]	50	2007	12/31/2009

1 Elected by our Illinois members for a 3-year term.

2 Elected by our Wisconsin members for a 3-year term.

3 Appointed by the Finance Board.

Mr. Goldstein has been Senior Executive Vice President of the LaSalle Bank Corporation since 2003. Mr. Goldstein is also the Chairman, President and Chief Executive Officer of ABN AMRO Mortgage Group, Inc. Prior to joining LaSalle Bank Corporation in 1998, Mr. Goldstein worked for Morgan Stanley Dean Witter, Manufacturers Hanover, and Pfizer, Inc.

Mr. Goldstein serves on the following Board committees of the Bank: Executive & Governance, Personnel & Compensation and Risk Management (Chairman).

Mr. Grosenheider has been a Private Banking Relationship Manager with U.S. Bank, N.A. since 2002 and a Vice President with U.S. Bank, N.A. since 2005. Previously, he served as the Deputy Secretary of the Wisconsin Department of Financial Institutions from 2000 to 2002. Mr. Grosenheider is an advisor to the Madison Community Reinvestment Associates, which provides a rent-to-own housing program for low-, and moderate-income individuals. Mr. Grosenheider currently serves as a member of the Urban League of Greater Madison Board of Directors. Mr. Grosenheider also held several positions within the Wisconsin Department of Commerce, including Administrator of the Division of Community Development, Administrator of the Division of Economic Development, and

the Administrator of Marketing, Advocacy, and Technology Development, from 1992 until his 2000 appointment as Deputy Secretary.

Mr. Grosenheider serves on the following Board committees of the Bank: Executive & Governance (Alternate), Audit Committee and Technology Committee (Chairman).

Mr. Herlache has been CEO and Chairman of the Board for Baylake Bank and Baylake Corp., a one bank holding company, in Sturgeon Bay, Wisconsin, since 2006. From 1996 to 2006, Mr. Herlache served as President, CEO, and Chairman of the Board for Baylake Bank and Baylake Corp. Mr. Herlache has previously served on the Door County Board of Supervisors, Door County Chamber of Commerce Board, as well as on the Sturgeon Bay Utility Commission from 1981 to 1986. Mr. Herlache served as President for part of his tenure at the Sturgeon Bay Utility Commission.

Mr. Herlache serves on the following Board committees of the Bank: Executive & Governance, Affordable Housing (Vice Chairman) and Audit Committee (Chairman).

Mr. Kuhl has served as a director of Busey Bank in Urban, Illinois since September 2006 and also serves as a director for First Busey Securities Inc. and First Busey Trust and Investment Company. From 2001 to 2006, Mr. Kuhl served as Chairman of the Board and CEO of Busey Bank. Mr. Kuhl has been with the Busey Bank since 1979, serving previously as President, CEO, and Director from 1993 to 2001 and Executive Vice President from 1979 to 1993. Mr. Kuhl previously served as a director for First Busey Corporation, First Busey Insurance Services, and First Busey Resources. First Busey Corporation is the holding company for Busey Bank, First Busey Securities, and First Busey Trust and Investment Company. Prior to his employment with First Busey Bank, Mr. Kuhl was Executive Vice President of First National Bank of Rantoul from 1973 to 1979.

Mr. Kuhl serves as the Bank’s Chairman of the Board and Chairman of the Executive & Governance Committee. He serves as an ex officio member of the following Board committees: Affordable Housing, Audit, Personnel & Compensation, Risk Management and Technology.

Mr. LaBelle has been a Broker-Associate with Smothers Realty Group in LaGrange, Illinois, since 1998, and a partner of Kensington Partners, a construction and rehab company since 2002. Mr. LaBelle is also the Secretary, Vice President and Director of LaBelle Gourmet Ltd. During his career as a broker, he has been active in Realtor® associations at the local, state, and national levels, and was named Illinois Realtor of the Year for 2003. Mr. LaBelle has also served as a member of the Illinois Office of Banks and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Real Estate Board and is a member and past president of the Illinois Real Estate Administration & Disciplinary Board. Mr. LaBelle also served as an Assistant Vice President of the Federal Home Loan Bank of Chicago during the late 1960s and early 1970s.

Mr. LaBelle serves on the following Board committees of the Bank: Affordable Housing and Technology.

Mr. Lehmann joined The Harvard State Bank in 1978 and currently serves as President, CEO, and Chairman of the Board of The Harvard State Bank and its holding company Harvard Bancorp, Inc., in Harvard, Illinois. Mr. Lehmann is a past Chairman, and currently serves on the board, of the Community Bankers Association of Illinois. Mr. Lehmann has also served on the boards of several economic and community development organizations in Harvard, Illinois, and in McHenry County.

Mr. Lehmann serves on the following Board committees of the Bank: Executive & Governance (Alternate), Personnel & Compensation (Chairman) and Technology.

Mr. Levy joined Guaranty Bank in 1959 and has held a series of officer positions, including President and CEO since 1973 and Chairman of the Board and CEO since 1984, and Executive Chairman since 2003. He is a director of Fiserv and Asset Management Fund. Mr. Levy is a member of the State Bar of Wisconsin. Mr. Levy previously served as Chairman of the Savings & Loan Review Board of Wisconsin from 1972 to 1980. He is a past president of the Wisconsin League of Financial Institutions and Past Chairman of the United States League of Savings Institutions. He served as a Director and Vice Chairman of the Federal Home Loan Bank of Chicago. Mr. Levy served as a member of the Advisory Committee of the Federal Home Loan Mortgage Corporation and Federal National Mortgage Corporation. He was a Director of the Federal Asset Disposition Association from its inception in 1986 until it was phased out in 1989. He was the Past Chairman of the Wisconsin Partnership for Housing Development and, in 1990, chaired the Fair Lending Action Committee which was formed by the Mayor of Milwaukee and Governor of the State of Wisconsin. He is Past Chairman of the Real Estate Services Providers Council.

Mr. Levy serves on the following Board committees of the Bank: Executive & Governance (Alternate), Personnel & Compensation and Risk Management (Vice Chairman).

Mr. Locke has been Chairman and Chief Executive Officer of McFarland State Bank in McFarland, Wisconsin since 1981. He was recently named 2006 Community Banker of the Year by Community Bankers of Wisconsin. Mr. Locke

was integral in the formation of the ABA’s Grassroots Committee and is currently Chairman. He is a member of the ABA Government Relations Council and is also a member of the ABA’s Credit Union Committee. In 2006, he was a finalist in the 2006 Ernst & Young Entrepreneur of the Year award program. Honoring its steady growth and community involvement, the McFarland State Bank, led by Mr. Locke, also received the 2006 Solid Growth Award from the University of Wisconsin –Oshkosh School of Business.

Mr. Locke serves on the following Board committees of the Bank: Affordable Housing and Risk Management.

Ms. Marinangel has worked at McHenry Savings Bank since 1973 and has served as President of McHenry Savings Bank since 1991, CEO of McHenry Savings Bank since 1990, and Chairman of the Board of the McHenry Savings Bank since 1989. Ms. Marinangel has also been the Chairman of the Board, CEO, and President of McHenry Bancorp, Inc. (MBI) since its inception in January of 2003. MBI is a holding company and the major stockholder of McHenry Savings Bank. Locally, she serves on the McHenry County Public Building Commission, the City of McHenry’s Economic Development Commission, and served on the Board of Governors of Centegra Hospital. On a statewide basis, she serves as a director of the Illinois League of Financial Institutions and was Past Chairman from 1996 to 1997. She currently is a Trustee of the League’s Banking ERISA Medical Insurance Trust. She is Chairman of the Illinois Board of Savings Institutions. Nationally, she serves as a director of the banking trade group, America’s Community Bankers. She also served a two year term on the Federal Reserve Board’s Thrift Institutions Advisory Council.

Ms. Marinangel serves on the following Board committees of the Bank: Executive & Governance, Affordable Housing (Chairman) and Risk Management.

Mr. McCord has served as the President and Chief Executive Officer, and a director of Illinois National Bank in Springfield and of Illinois National Bancorp, Inc. since 1999. Prior to re-establishing Illinois National Bank in 1999, Mr. McCord was named in 1995 as President and Chief Operating Officer and a director for First of America Bank-Illinois, N.A. Mr. McCord retired from National City Bank, the successor to First of America Bank in 1998, and launched the second generation of Illinois National Bank in 1999. Mr. McCord served as a director of the Community Bank Council of the Federal Reserve Bank of Chicago.

Mr. McCord serves on the following Board committees of the Bank: Executive & Governance (Alternate), Affordable Housing and Technology (Vice Chairman).

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Mr. McKenna joined North Shore Bank in 1970 and has served as President and Chief Executive Officer since 1975. He previously served as Chairman of the Wisconsin League of Financial Institutions. Mr. McKenna served as a Director of the Federal Home Loan Bank of Chicago from 1986 to 1991. He served as a member of the Thrift Institution Advisory Committee to the Federal Reserve Board from 2001 to 2002. Locally, Mr. McKenna has served as Chairman of the Zoological Society of Milwaukee County, Chairman of the Milwaukee Public Museum, and Chairman of the Junior Achievement of Wisconsin. He presently is a member of the Greater Milwaukee Committee. Nationally, he has served as a Director of the America’s Community Bankers and chaired many of its committees.

Mr. McKenna serves as the Bank’s Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He serves on the following Board committees of the Bank: Audit Committee (Vice Chairman) and Personnel & Compensation (Vice Chairman).

Mr. Rosenbaum has been employed by Prospect Federal Savings Bank since 1987. He has served as President and CEO since 1998 and, in 2006, was named Chairman of the Board. Prior to his service with Prospect Federal Savings Bank, he was a lobbyist with the Illinois State Chamber of Commerce. In addition, he serves on the Board of the Illinois League of Financial Institutions (Chairman from 2002 to 2003) and is a member of the Mutual Institutions Committee for America’s Community Bankers. He is a Village Trustee in Oak Lawn, Illinois.

Mr. Rosenbaum serves on the following Board committees of the Bank: Audit and Technology.

There is no family relationship among the above directors.

Audit Committee

Our Audit Committee is comprised of the following four outside directors:

Thomas L. Herlache, Chairman

James F. McKenna, Vice Chairman

Terry W. Grosenheider

Steven F. Rosenbaum

P. David Kuhl, ex officio

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists our Board of Directors in fulfilling its responsibility for oversight of our accounting, reporting, and financial practices, including the integrity of our financial statements. The Audit Committee had 11 meetings during 2006 and during six of these meetings the Audit Committee met separately with the internal and independent auditors.

Our Board of Directors determined that each Audit Committee member (Directors Herlache, McKenna, Grosenheider, Rosenbaum, and Kuhl) is an “Audit Committee financial expert” for purposes of SEC Item 407(d)(5) of Regulation S-K. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee is not independent, with the exception of Director Grosenheider, who is appointed by the Finance Board. Under Finance Board regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board’s analysis of director independence under the New York Stock Exchange rules, see “Item 13 – Certain Relationships and Related Transactions.”

Audit Committee Report

March 27, 2007

The Audit Committee of the Bank is comprised of four outside directors. In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the Federal Home Loan Bank of Chicago’s accounting, reporting and financial practices, including the integrity of its financial statements.

The Audit Committee had eleven meetings during 2006 and during six of these meetings, the Audit Committee met separately with the internal and independent auditors.

Management has the primary responsibility for the preparation and integrity of the Bank’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank’s independent auditor, PricewaterhouseCoopers LLP, is responsible for performing an independent audit of the financial statements and expressing an opinion on the conformity of those financial statements with generally accepted accounting principles. The Internal Audit Department is responsible for preparing an audit plan and conducting internal audits under the direction and control of the General Auditor, who is accountable to the Audit Committee. The Audit Committee oversees and monitors these processes on behalf of the Board of Directors.

The Audit Committee has reviewed and discussed the 2006 audited financial statements with management and the independent auditors. The Audit Committee has reviewed and discussed with the independent auditor all communications required by generally accepted auditing

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

standards, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees,” and SAS No. 90, “Audit Committee Communications,” and, with and without management present, discussed and reviewed the results of the independent auditor’s audit of the financial statements. The Audit Committee has also received the written disclosures and the letter from the independent auditor required by the Independence Standards Board Standard No.1, Independence Discussions with Audit Committees, and has discussed the auditor’s independence with the independent auditor.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Bank’s audited financial statements be included in the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for filing with the Securities and Exchange Commission.

The Audit Committee Charter is available in full on the Bank’s website at www.fhlbc.com/fhlbc/corp_governance.shtml.

Audit Committee Members

Thomas L. Herlache, Chairman

James F. McKenna, Vice Chair

Terry W. Grosenheider

Steven F. Rosenbaum

P. David Kuhl, ex officio

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of February 28, 2007:

Executive Officer	Age	Capacity in which Served	Employee of the Bank Since
J. Mikesell Thomas	56	President and Chief Executive Officer	2004
Mark P. Bagnoli	54	Executive Vice President, Risk Management	2005
Gnanesh Coomaraswamy	46	Executive Vice President, Co-Head, Financial Markets	1993
Matthew R. Feldman	53	Executive Vice President, Operations and Administration	2003
Peter E. Gutzmer	53	Executive Vice President, General Counsel and Corporate Secretary	1985
Charles A. Huston	59	Executive Vice President, Membership Relationship Management	1991
Roger D. Lundstrom	46	Executive Vice President, Financial Information	1984
Michael E. McFerrin	48	Executive Vice President, Co-Head, Financial Markets	1992
Eldridge Edgecombe	58	Senior Vice President, Community Investment	2001
Thomas H. W. Harper	41	Senior Vice President, General Auditor	2005

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

Mark P. Bagnoli became Executive Vice President, Risk Management of the Bank in March 2006. Mr. Bagnoli was Senior Vice President and General Auditor of the Bank from 2005 to 2006. Prior to his employment with the Bank, Mr. Bagnoli was with Bank One, NA (which merged into JPMorgan Chase and Co. in 2004) from 1984 to 2004 leading the audit teams responsible for Capital Markets, Investment Banking, Commercial Banking, and Treasury Services. Prior to Bank One, Mr. Bagnoli was a manager in the audit department of Citibank from 1976 to 1984.

Gnanesh Coomaraswamy became Co-Head, Financial Markets of the Bank in November 2005 and Executive Vice President of the Bank in March 2006. Dr. Coomaraswamy was Senior Vice President-Balance Sheet Management from 2002 to 2005 and held various positions with the Bank in financial market functions with increasing levels of responsibility from 1993 through 2002. Prior to his employment with the Bank, Dr. Coomaraswamy was a

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Teaching and Research Associate of Northwestern University from 1986 to 1992, Consultant of International Telecommunication Satellite during 1989, Consultant of Plantronics Futurecomms Inc. during 1988 and Chief Engineer of Department of Telecom of Colombo, Sri Lanka, from 1983 to 1986.

Matthew R. Feldman became Executive Vice President, Operations and Administration of the Bank in March 2006. Mr. Feldman was Senior Vice President-Risk Management of the Bank from 2004 to 2006 and Senior Vice President-Manager of Operations Analysis of the Bank from 2003 to 2004. Prior to his employment with the Bank, Mr. Feldman was founder and Chief Executive Officer of Learning Insights, Inc. from 1996 to 2003. Mr. Feldman conceived, established, financed, and directed the operations of this privately held e-learning company of which he is still Non-Executive Chairman. Mr. Feldman was President of Continental Trust Company, a wholly-owned subsidiary of Continental Bank from 1992 to 1995 and Managing Director-Global Trading and Distribution of Continental Bank from 1988 to 1992.

Peter E. Gutzmer has been Executive Vice President, General Counsel and Corporate Secretary of the Bank since 2003. Mr. Gutzmer was Senior Vice President, General Counsel and Corporate Secretary of the Bank from 1992 to 2003, and General Counsel of the Bank from 1985 to 1991. Prior to his employment with the Bank, Mr. Gutzmer was Assistant Secretary and Attorney of LaSalle Bank, NA from 1980 to 1985.

Charles A. Huston has been Executive Vice President, Member Relationship Management of the Bank since 2003. Mr. Huston was Executive Vice President, Banking from 1991 to 2003. Mr. Huston served as Acting President and Chairman of the Management Committee during the interim period from June 30, 2004 through August 30, 2004. Prior to his employment with the Bank, Mr. Huston was Vice President, Corporate Lending of Daiwa Bank Ltd. from 1989 to 1991, and Vice President, Corporate Finance of Continental Bank from 1988 to 1989. From 1971 to 1988 Mr. Huston held various positions of increasing responsibility at Continental Bank.

Roger D. Lundstrom has been Executive Vice President, Financial Information of the Bank since 2003. Mr. Lundstrom was Senior Vice President, Financial Information of the Bank from 1997 to 2003, and Senior Vice President, Financial Reporting and Analysis of the Bank from 1992 to 1997. Mr. Lundstrom held various positions with the Bank in analysis and reporting functions with increasing levels of responsibility from 1984 to 1992.

Michael E. McFerrin became Co-Head, Financial Markets of the Bank in November 2005 and Executive Vice President of the Bank in March 2006. Mr. McFerrin was Senior Vice President, Mortgage Finance from 2001 to 2005 and Vice President, Financial Markets from 1992 to 1994. Mr. McFerrin was also President/Principal of Benjamin Investments LLC from 1999 to 2001, Vice President of Nomura Securities International from 1994 to 1999, Vice President, Senior Investment Analyst, and Portfolio Manager of Farm and Home Savings Association from 1991 to 1992 and held positions of increasing responsibility at First Federal Savings and Loan Association of Pittsburg from 1986 to 1991.

Eldridge Edgecombe has been Senior Vice President, Community Investment since 2001. Prior to his employment with the Bank, Mr. Edgecombe was Vice President and Chief Operating Officer, Housing and Community Investment, for the Federal Home Loan Bank of Cincinnati from 1999 to 2001. Previously, Mr. Edgecombe was Executive Director and Chief Executive Officer of the Columbus Housing Partnership from 1996 to 1999, Director of the Community Development Division/Deputy Director Ohio Department of Development from 1992 to 1996, Manager of the Office of Local Government Services for the Ohio Department of Development from 1991 to 1992, and Commissioner-Controller of the Department of Neighborhoods for the City of Toledo from 1983 to 1991.

Thomas H. W. Harper became Senior Vice President, General Auditor of the Bank in March 2006 and was Senior Vice President, Audit Director from 2005 to 2006. Prior to joining the Bank, Mr. Harper was First Vice President, Senior Audit Manager with JPMorgan Chase and Co. from 2004 to 2005, responsible for the corporate areas of JPMorgan Chase and Co. From May 1997 until the merger of Bank One, NA with JPMorgan Chase in June 2004, Mr. Harper was responsible for the internal audit of the Commercial and Investment Bank, Treasury Services and Corporate areas of Bank One, NA. Mr. Harper was Vice President, Audit Manager with the First National Bank of Chicago, NA (which became Bank One, NA) in London, U.K. from 1993 to 1997 and an auditor in Banking and Financial Services with KPMG Peat Marwick in London, U.K., from 1987 to 1992.

There is no family relationship among the above officers.

We have adopted a code of ethics for all of our employees and directors, including our President and CEO, principal financial officer, and those individuals who perform similar functions. A copy of the code of ethics is published on our internet website and may be accessed at

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

www.fhlbc.com/fhlbc/corp_governance.shtml. We intend to disclose on our website any amendments to, or waivers of, the Code of Ethics covering our President, CEO, principal financial officer, and those individuals who perform similar functions. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

Item 11.    Executive Compensation

This section provides information regarding our compensation program for our President and CEO, our Executive Vice President, Financial Information, the three most highly compensated executive officers other than our President and CEO and Executive Vice President, Financial Information and one additional employee (all hereinafter defined as Named Executive Officers or “NEOs”) for 2006. It includes a description of the overall objectives of the compensation program and each element of compensation that we provide.

Executive Compensation Program Objectives

Our Board of Directors has established a Personnel & Compensation Committee (the “P&C Committee”) to assist it in matters pertaining to the employment and compensation of the President and CEO and other executive officers and our employment and benefits programs in general.

The goal of our compensation program is to set compensation at a level which allows us to attract, motivate, and retain talented executives who can enhance our business performance and help us fulfill our housing finance mission. Our compensation program is designed to reward:

•	Attainment of individual and bank-wide goals and business strategies on both a short-term and long-term basis;

•	Enhanced value to our members as shareholders;

•	Fulfillment of our housing finance mission;

•	Effective and appropriate management of risks, including financial, operational, reputational, legal, regulatory, human resource, and other risk; and

•	The growth and enhancement of executive leadership.

Our current compensation program is comprised of a combination of base salary, short-term incentive compensation, long-term incentive compensation, retirement, and other benefits which reflect total compensation that is consistent with individual performance, business results, job responsibility levels and the competitive market. Because we are a cooperative and our capital stock generally may be held only by members, we are unable to provide compensation to executives in the form of stock or stock options which is typical in the financial services industry.

Our compensation program is organized around two key principles as described below.

Our Compensation Program for NEOs Should Enable Us to Compete for Highly Qualified Executive Talent. Members are best served when we can attract and retain talented executives with competitive compensation packages. It is the intent of the P&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the P&C Committee reviews competitive pay market information.

In late 2004, we engaged a compensation consulting firm, McLagan Partners, to conduct a competitive compensation review and benchmarking of base pay, annual and long-term incentive opportunities for our executive officers, and senior officers and other key employees. The peer group for this study varied for different positions as the consulting firm reviewed each position and attempted to benchmark it against a group of financial institutions where executives would possess similar levels of knowledge and experience. The peer group included commercial banks because of the similarity in functions involving wholesale lending and managing large loan portfolios. For certain positions, the peer group also included mortgage banking institutions and other FHLBs because we compete with these institutions for talent in those positions. We believe the information obtained in this review, as adjusted for inflation, continues to provide relevant competitive compensation information.

A Significant Portion of NEO Compensation Should be Performance-Based in Order to Support Our Short-Term and Long-Term Business Strategies. Performance-based compensation for our NEOs is split between short-term and long-term incentive compensation plans. The short-term incentive compensation plans are designed to promote the achievement of our profitability and business goals and link compensation to specific bank-wide performance measures and individual goals. The plans provide for the award of cash bonuses on the basis of performance over a one-year period determined by performance compared to criteria correlated to our Board-approved strategic business plan for the year. There is also a discretionary component to the award in order to permit recognition of individual outstanding performance.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The long-term incentive compensation plan is designed to provide additional incentive for our officers, including our NEOs, whose sustained efforts, decisions, innovation, and discipline significantly contribute to the attainment of our long-term goals. In addition, we seek to enhance retention by providing a competitive compensation opportunity which aligns the interests of our officers with those of our members. We offer certain officers the opportunity to participate in a long-term incentive plan based upon a combination of employee-purchased and granted performance units. The value of the performance units cannot be realized immediately and depends upon the attainment of specified performance criteria. See “Item 11 - Executive Compensation - Elements of Our Compensation Program - Long-Term Incentive Compensation Plan.”

Elements of Our Compensation Program

This section describes the various elements of our compensation program for NEOs and discusses various matters relating to those items, including the rationale for each element of the compensation program. On an annual basis, the P&C Committee reviews the following components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, and projected payments under our retirement plans.

The most significant portion of our NEO compensation is awarded in cash either in the form of salary or payments under performance-based incentive plans. Salary is included in our NEO compensation package because the P&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. Performance-based bonuses under our short-term and long-term incentive plans are important to the compensation package because they act as an incentive for our NEOs to pursue particular business objectives consistent with the overall business strategy set by our Board of Directors.

Salary

Each year, the Board of Directors determines the base salary for the President and CEO after it has received a recommendation from the P&C Committee. The recommendation is based upon the P&C Committee’s review of the President and CEO’s performance, overall Bank performance and compensation survey data obtained from our peer financial institutions. Mr. Thomas is employed by the Bank pursuant to an employment agreement that was entered into on August 30, 2004 and is scheduled to end on December 31, 2007, subject to automatic one-year extensions until such date as we or Mr. Thomas gives notice of non-extension. The agreement specifies a minimum salary level of $676,000 for 2006 and $703,040 for 2007, but the Board of Directors has discretion to increase the base salary above the minimum amount. For 2006 and 2007, the P&C Committee set Mr. Thomas’ annual salary at the minimum contractual amounts.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the P&C Committee based upon his assessment of bank-wide and individual performance, as well as individual experience, responsibilities, and tenure.

In connection with executive management changes in March 2006, Mr. Gould assumed the position of Senior Advisor to the Operations Group. Mr. Gould had previously held the position of Executive Vice President, Head of Operations Group. In order to provide for a smooth management transition, the P&C Committee determined that it would be beneficial if Mr. Gould entered into an employment agreement providing for the transitioning of his duties and potential new assignments requested by senior management.

The agreement provides for the payment of an annual base salary of $340,600 and requires that Mr. Gould resign from his position at the Bank effective September 30, 2007. Under the agreement, Mr. Gould’s participation in the Management Incentive Compensation Plan is limited to the period from January 1, 2006 to March 17, 2006. Mr. Gould will participate in the Long-Term Incentive Compensation Plan for the following performance periods: 2004 - 2006; 2005 - 2007; and 2006 - 2008. In accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits - an Amendment of FASB Statements No. 5 and 43,” we are accounting for salary payments under Mr. Gould’s agreement as postemployment benefits.

None of the NEOs (other than Mr. Thomas and Mr. Gould) has an employment agreement with us. The P&C Committee is free to set the salary for each of the NEOs (other than Mr. Thomas and Mr. Gould) at any level it deems appropriate.

In determining executive compensation, we do not have to consider federal income tax effects because we are exempt from federal income taxation.

Short-Term Incentive Plans

We have two short-term incentive bonus plans for our NEOs: the President’s Incentive Compensation Plan covering the President and CEO and the Management Incentive Compensation Plan covering the other NEOs. Both plans provide for the award of cash bonuses on the basis of performance over a one-year period based upon

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

weighted performance criteria correlated to our Board-approved strategic business plan for the year, and for NEOs other than the President and CEO, the attainment of personal goals. The Management Incentive Compensation Plan also includes a discretionary bonus pool, which may be an amount up to a percentage of the aggregate incentive award opportunity for all eligible recipients, as approved by the P&C Committee. Each year, the Board of Directors approves the target bonus and plan criteria for the President and CEO and the P&C Committee approves the target bonuses and plan criteria for the other NEOs.

In determining the bonus opportunity amounts under the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan, the P&C Committee considers several factors, including:

(1)	the desire to ensure, as described above, that a significant portion of total compensation is performance-based;

(2)	the relative importance, in any given year, of the short-term performance goals established under the plans;

(3)	market comparisons as to short-term incentive compensation practices at other financial institutions within our peer group; and

(4)	the target bonuses set, and actual bonuses paid, in recent years.

For any year, executives may elect to defer a portion of their short-term incentive award in an amount equal to the purchase price payable for performance units under the Long-Term Incentive Compensation Plan.

Setting Performance Targets

Performance objectives for both the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan are developed through an iterative process. Based on a review of our strategic business plan, the President and CEO, with input from senior management, develops bank-wide performance criteria for consideration by the P&C Committee. The P&C Committee reviews the recommendations and establishes the final performance criteria. Prior to approval, the P&C Committee considers whether the performance criteria are aligned with our strategic business plan approved by the Board, whether the criteria are sufficiently ambitious so as to provide a meaningful incentive, and whether bonus payments, assuming that target levels of the performance criteria and goals are attained, will be consistent with the overall NEO compensation program. Individual performance goals for

NEOs (other than the President and CEO) are set through an iterative process with each NEO and the President and CEO. We anticipate that the performance criteria and individual performance goals for 2007 will be approved by the P&C Committee during April 2007.

Under both the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan, the P&C Committee reserves the discretion to make adjustments in the performance criteria established for any award period either during or after the award period and to make or adjust award payments to compensate for or reflect any significant changes which may have occurred during the award period. Once award payments are made, however, awards are not subject to adjustment based upon a subsequent adjustment or restatement of our financial statements. In July of 2006, the P&C Committee adjusted the performance targets for the net income and return on equity performance criteria in order to take into account our issuance of subordinated notes in June of 2006, because this issuance was subject to regulatory approval when the original performance targets were established.

President’s Incentive Compensation Plan

Award payments under the President’s Incentive Compensation Plan can range, on the basis of performance, from 0% to 75% of annual salary with the target bonus being 35% of annual salary. The P&C Committee, with the approval of the Board of Directors, may also make additional discretionary awards in consideration of extraordinary performance. Under the President and CEO’s employment agreement, total short-term and long-term incentive compensation is subject to a minimum total incentive compensation amount equal to 100% of base salary and a maximum total incentive compensation amount equal to 125% of base salary for periods through December 31, 2007 and a minimum target of 74% of base salary for each year thereafter. As part of Mr. Thomas’ recruitment in 2004, the P&C Committee determined that it would be consistent with current market practices to include a minimum bonus payment in Mr. Thomas’ employment agreement. For a description of Mr. Thomas’ award payment for 2006, see “Item 11 - Executive Compensation - Elements of Our Compensation Program - Narrative to Summary Compensation Table.”

Management Incentive Compensation Plan

Award payments under the Management Incentive Compensation Plan are based on bank-wide performance and the completion of individual goals. Payments range, on the basis of performance, from 0% to 50% of annual salary with the target bonus being 25%, plus any discretionary award. The discretionary portion of the bonus payment for

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

an individual is not subject to any plan limitation. For a description of award payments for 2006, see “Item 11 - Executive Compensation - Elements of Our Compensation Program - Narrative to Grants of Plan-Based Awards Table.”

Long-Term Incentive Compensation Plan

The P&C Committee believes that long-term incentives for executives align the interests of our shareholder members and our executives. Due to our capital structure, only long-term cash compensation is offered as the long-term incentive vehicle. The Long-Term Incentive Compensation Plan covers a three-year performance period and a new performance period is established each year. As of the beginning of each performance period, the P&C Committee, with the approval of the Board of Directors, establishes one or more bank-wide performance goals consistent with our long-term business strategies.

The P&C Committee designates those officers, including our NEOs, who are eligible to participate in the plan for the performance period and the number of performance units each participating officer may purchase. Our compensation program in 2006 was designed to award the opportunity to purchase performance units under the Long-Term Incentive Compensation Plan at approximately 35% of base salary for the President and CEO and 25% of base salary for the other NEOs. A participant may elect to purchase from 20% to 100% of the allocated performance units under the plan. The President and CEO may also allocate additional performance units for purchase by any participant other than himself; provided that the aggregate amount of additional units does not exceed 10% of the total number of performance units otherwise allocable to all participants for the performance period.

The purchase price for a performance unit is determined by the P&C Committee. It is typically set at $65.75 per unit based upon the assumption that the rate of return for each purchased performance unit is 15% per year compounded over the three-year performance period assuming performance at the target level.

In order to encourage enhanced long-term performance, the participants receive an award of three additional performance units for each purchased performance unit at no additional cost. A participant must be actively employed with us at the end of the performance period to be vested in these three additional performance units. If the participant retires, dies or becomes disabled, the performance units would vest pro rata based upon the number of months that the participant was employed during the performance period and the length of the performance period. If a participant otherwise leaves the Bank during the three-year performance period, the participant will receive the purchase price paid for any non-vested performance units, subject to downward adjustment at the discretion of the P&C Committee.

In determining the performance criteria under the Long-Term Incentive Compensation Plan, the P&C Committee considers several factors, including:

(1)	the desire to ensure, as described above, that a significant portion of total compensation is performance-based;

(2)	the relative importance, in any given year, of the long-term performance goals established under our strategic business plan;

(3)	market comparisons as to long-term incentive compensation practices at other financial institutions within our peer group; and

(4)	the target awards set, and actual awards paid, in recent years.

Performance criteria for the Long-Term Incentive Compensation Plan are developed through an iterative process between the P&C Committee and our senior management. The performance criteria are set so that the target goals are reasonably obtainable, but only with significant effort from senior management, including the NEOs. For a description of the performance criteria, see “Item 11 - Executive Compensation - Elements of Our Compensation Program - Narrative to Grants of Plan-Based Awards Table.”

At the end of the three-year performance period, the P&C Committee determines the extent to which the performance criteria were achieved and the unit value for all performance units, whether purchased or granted. Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value and aggregated to determine a performance percentage. Each performance percentage is correlated to a specified unit value depending upon whether the performance unit was purchased by the recipient or granted to the recipient under the plan. For purchased performance units, the value can range from $55 to $200 per unit, with a target value of $100. For granted performance units, the value can range from $0 to $200, with a target value of $100. Under the plan, if we fail to meet a minimum overall performance percentage, the amount paid out to a participant would be less than the amount paid in by the participant, resulting in a negative net return.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The unit value ranges for specified performance percentage ranges are summarized below:

Performance Percentage	Performance Unit Value Ranges (whole dollars)
90% or lower	$55.00 for purchased units and $0 for granted units

91% to 94%	$55.00 to $64.00 for purchased units and $19.00 to $64.00 for granted units

95% to 100%	$75.00 to $100.00 for both purchased and granted units

101% to 110%	$100.77 to $117.04 for both purchased and granted units

111% to 120%	$119.65 to $150.45 for both purchased and granted units

121% to 130%	$154.67 to $200.00 for both purchased and granted units

In determining the appropriate value to assign to performance units based upon the level of achievement of the performance criteria, the P&C Committee considers factors such as the relative merits of cash and performance-based units convertible to cash as a device for retaining and incenting NEOs and practices of other financial institutions in our peer group.

For a description of the 2006 awards under the Long-Term Incentive Compensation Plan for the 2004 to 2006 performance period, see “Item 11 - Executive Compensation - Elements of Our Compensation Program - Narrative to Grants of Plan-Based Awards Table.”

Perquisites

Perquisites are not a significant part of our compensation program. These perquisites may include reimbursement of private medical insurance premiums or limited club memberships provided for member entertainment purposes.

Post-Termination Compensation

Severance Arrangements

Our NEOs are eligible to receive severance payments under our Employee Severance Plan. Under the plan, if an NEO were to be terminated other than for cause, including a constructive discharge, that officer would be entitled to receive the greater of: (1) four weeks’ base salary for each full year of calendar service, or (2) one year’s base salary. In addition, we will make COBRA payments required to continue health insurance benefits for a time period equal to the number of weeks of pay such NEO is entitled to receive (not to exceed the statutory COBRA continuation period).

Our President and CEO has a separate severance benefit under his employment agreement. If Mr. Thomas’ employment agreement is terminated by us without cause or by Mr. Thomas with good reason, Mr. Thomas is entitled to receive an amount equal to two times the sum of his base salary as of the date of termination plus his minimum total incentive compensation as of such date. The base salary amounts are payable within 10 days of the date a release is executed and 50% of the total incentive compensation amount is payable on each of the first two anniversaries of the termination date. No severance is payable in connection with a non-renewal of the employment agreement.

Under Mr. Gould’s employment agreement, we are accounting for salary payments as a postemployment benefit. See “Item 11 - Executive Compensation - Elements of Our Compensation Program - Salary.”

The P&C Committee believes that severance arrangements are an important part of overall NEO compensation as a recruitment and retention device, as a number of the companies with which we compete for executive talent have similar severance agreements in place for their senior executives.

Pension Plan Benefits

We participate in the Pentegra Financial Institutions Retirement Fund (“Pension Plan”), a multi-employer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under the Pension Plan are based upon the employee’s years of service and the employee’s highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2006, the limitation on annual earnings is $220,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $175,000 in 2006.

The formula for determining the normal retirement annual benefit is 2.25%, multiplied by the number of years of the employee’s credited service, multiplied by the employee’s consecutive five-year average highest earnings. An employee’s retirement benefit vests 20% per year beginning after an employee has completed two years of employment, but is completely vested at age 65 regardless of completed years of employment. Normal retirement age is 65, but a reduced benefit may be elected in connection with early retirement beginning at age 45. All of the NEOs are currently eligible for the early retirement benefit.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The retirement benefit is reduced by 3% per year for each year before age 65 that an employee retires. For example, an employee who is fully vested and retires at age 61 would be entitled to 88% of his or her annual payment allowance. For employees enrolled in the Pension Plan before April 1, 2003, benefits accrued through March 31, 2003 are subject to the Rule of 80 early retirement reduction factors as follows:

•	if the combination of the employee’s age and service under the Pension Plan total at least 80

¡	the portion of the retirement benefit accrued prior to April 1, 2003, is reduced by 1.5% for each year the employee is under age 65 when retirement payments begin

¡	the portion of the retirement benefit accrued subsequent to March 31, 2003, is subject to the 3% early retirement reduction factor described above

•	if the combination of the employee’s age and service under the Pension Plan total less than 80, the employee’s retirement benefit is reduced by the 3% early retirement reduction factor described above

We also provide health care and life insurance benefits for retired employees on the same shared cost basis available to current employees.

Savings Plan Benefits

We participate in the Pentegra Financial Institutions Thrift Plan (“Savings Plan”), a tax-qualified, defined-contribution savings plan. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or an after-tax basis to a regular account. In addition, under the Savings Plan and after one year of employment, we match a certain percentage of employee contributions up to the first 6% of base salary in accordance with the following schedule:

•	50% during the 2nd and 3rd years of employment

•	75% during the 4th and 5th years of employment

•	100% upon completion of 5 or more years of employment

For 2006, our matching contribution was limited to $13,200. Both employee and employer Savings Plan contributions are immediately 100% vested.

Pursuant to IRS rules, effective for 2006, the Savings Plan limits the “annual additions” that can be made to a participating employee’s account to $44,000 per year. “Annual additions” include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $15,000 per year. In addition, no more than $220,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over could contribute catch-up contributions of up to $5,000 per year.

Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may take loans each year from the vested portion of the Regular and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

Benefit Equalization Plan

We also provide supplemental retirement and savings plan benefits under our Benefit Equalization Plan (“BEP”), a nonqualified unfunded plan that preserves the level of benefits which were intended to be provided under our Pension Plan and Savings Plan in light of legislation limiting benefits under these tax qualified plans. The BEP was established in 1994. The Pension Plan benefit under the BEP is an amount equal to the difference between the Pension Plan formula without considering legislative limitations, and the benefits which may be provided under the Pension Plan considering such limitations. The BEP also allows employees to make additional salary reduction contributions up to the maximum percentages allowed under the Savings Plan and to receive matching contributions up to the maximum percentages under the Savings Plan, in each case without giving effect to laws limiting annual additions. Salary reduction contributions and earnings under the BEP are treated as deferred income. Savings Plan related contributions and earnings in the BEP earn interest at the same rate as our net return on equity (after payment of our REFCORP obligations).

The P&C Committee believes that the Pension Plan, the Savings Plan, the BEP and retiree health and life insurance benefits are an important part of our NEO compensation program in order to permit us to provide a competitive benefits package. The Pension Plan and related BEP benefits serve a critically important role in the retention of our senior executives (including our NEOs), as benefits under these plans increase for each year that these executives remain employed by us and thus encourage our

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

most senior executives to remain employed by us. We provide additional retirement and savings benefits under the BEP because we believe that it is inequitable to limit retirement benefits and the matching portion of the Savings Program on the basis of a limit that is established by the IRS for purposes of federal tax policy.

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2006. All amounts shown are in whole dollars.

Summary Compensation Table

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation	Total
J. Mikesell Thomas Principal Executive Officer	2006	$676,000	$676,000	$281,000	$41,215	$1,674,215
Roger D. Lundstrom Principal Financial Officer	2006	260,500	152,157	79,000	13,200	504,857
Michael E. McFerrin Executive Vice President Co-head - Financial Markets Group	2006	450,000	271,807	132,000	13,200	867,007
Gnanesh Coomaraswamy Executive Vice President Co-head - Financial Markets Group	2006	410,000	221,418	104,000	13,200	748,618
Matthew R. Feldman Executive Vice President Operations and Administration Group	2006	333,025	137,944	66,000	9,765	546,734
Kenneth L. Gould Executive Vice President	2006	70,958	130,075	224,000	552,483	977,516
[1]

This column represent amounts awarded under our President’s Incentive Compensation Plan, Management Incentive Compensation Plan or Long-Term Incentive Compensation Plan as further described in the Grants of Plan-Based Awards table.

[2]

The amounts shown in this column include the aggregate of the increase in actuarial values of each of the executive officer’s benefits under our Pension Plan and BEP. There are no preferential earnings on non-qualified deferred compensation.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The components of the All Other Compensation column in the Summary Compensation Table are described below. All amounts shown are in whole dollars.

Name	Year	Perquisites and Other Personal Benefits	Company Contributions to 401(k) & BEP	Severance Payments/ Accruals	Total
J. Mikesell Thomas[1]	2006	$41,215	$-	$-	$41,215
Roger D. Lundstrom	2006	-	13,200	-	13,200
Michael E. McFerrin	2006	-	13,200	-	13,200
Gnanesh Coomaraswamy	2006	-	13,200	-	13,200
Matthew R. Feldman	2006	-	9,765	-	9,765
Kenneth L. Gould	2006	-	13,200	539,283	552,483
[1]	Of the $41,215 in perquisites provided, $37,635 was for reimbursement of medical plan premiums pursuant to Mr. Thomas’ employment agreement.

Narrative to Summary Compensation Table

During 2006, Mr. Thomas and Mr. Gould each had an employment agreement with us. The employment agreements set forth, among other things, minimum base salaries, opportunities to participate in our incentive compensation plans and other benefits.

Mr. Thomas’ employment agreement is scheduled to end on December 31, 2007, subject to automatic one-year extensions. Mr. Thomas’ agreement provides for a minimum annual base salary level of $676,000 for 2006 and $703,040 for 2007, but the Board of Directors has discretion to increase the base salary above the minimum amount. Mr. Thomas is entitled to participate in the President’s Incentive Compensation Plan and Long-Term Incentive Compensation Plan, subject to a minimum total incentive compensation of 100% of base salary and a maximum total incentive compensation of 125% for each calendar year ending no later than December 31, 2007. Beginning January 1, 2008, the total incentive compensation target for each calendar year is a minimum of 74% of base salary. Mr. Thomas is also entitled to receive severance benefits under his employment agreement under certain circumstances. See “Item 11 - Executive Compensation - Elements of Our Compensation Program - Post Termination Compensation - Severance Arrangements.”

Mr. Thomas is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives. We are required to pay Mr. Thomas an amount in cash equal to health insurance premiums if Mr. Thomas elects not to participate in our health insurance benefit plan. We are accounting for salary payments under Mr. Gould’s employment agreement as a postemployment benefit. See “Item 11 - Executive Compensation - Elements of Our Compensation Program - Salary.”

The remaining NEOs do not have employment agreements with us.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Grants of Plan-Based Awards

The table below sets forth non-equity incentive plan award information for our NEOs for 2006. Dollar amounts shown are in whole dollars.

		Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Compensation Plan Performance Units [1]		2006 Amount Awarded	Deferral Amount	2006 Amount Paid
Name	Plan Name		Threshold	Target	Maximum	Purchased	Granted
J. Mikesell Thomas	2004-2006 LTICP	1/1/2004	$-	$-	$-	-	-	$-	$-	$-
	2006 PICP	1/1/2006	676,000	676,000	845,000	n/a	n/a	676,000	-	676,000
	2006-2008 LTICP[4]	1/1/2006	(8,471)	263,389	578,589	788	2,364	-	-	-

								$676,000	$-	$676,000

Roger D. Lundstrom	2004-2006 LTICP[2]	1/1/2004	(2,150)	66,850	146,850	200	600	85,026	13,150	98,176
	2006 MICP[3]	1/1/2006	-	65,125	130,250	n/a	n/a	67,131	(17,424)	49,707
	2006-2008 LTICP[4]	1/1/2006	(2,763)	85,902	188,702	257	771	-	-	-

								$152,157	$(4,274)	$147,883

Michael E. McFerrin	2004-2006 LTICP[2]	1/1/2004	(3,182)	98,938	217,338	296	888	125,838	19,462	145,300
	2006 MICP[3]	1/1/2006	-	112,500	225,000	n/a	n/a	145,969	(34,716)	111,253
	2006-2008 LTICP[4]	1/1/2006	(5,106)	158,769	348,769	475	1,425	-	-	-

								$271,807	$(15,254)	$256,553

Gnanesh Coomaraswamy	2004-2006 LTICP[2]	1/1/2004	(2,430)	75,541	165,941	226	678	96,079	14,860	110,939
	2006 MICP[3]	1/1/2006	-	102,500	205,000	n/a	n/a	125,339	(31,231)	94,108
	2006-2008 LTICP[4]	1/1/2006	(4,472)	139,048	305,448	416	1,248	-	-	-

								$221,418	$(16,371)	$205,047

Matthew R. Feldman	2004-2006 LTICP[2]	1/1/2004	(914)	28,411	62,411	85	255	36,136	5,589	41,725
	2006 MICP[3]	1/1/2006	-	83,256	166,512	n/a	n/a	101,808	(24,919)	76,889
	2006-2008 LTICP[4]	1/1/2006	(3,784)	117,656	258,456	352	1,056	-	-	-

								$137,944	$(19,330)	$118,614

Kenneth L. Gould	2004-2006 LTICP[2]	1/1/2004	(2,817)	87,574	192,374	262	786	111,384	17,227	128,611
	2006 MICP[3]	1/1/2006	-	85,151	170,300	n/a	n/a	18,691	-	18,691
	2006-2008 LTICP[4]	1/1/2006	(3,042)	94,593	207,793	283	849	-	-	-

								$130,075	$17,227	$147,302

LTICP - Long-Term Incentive Compensation Plan

PICP - President’s Incentive Compensation Plan

MICP - Management Incentive Compensation Plan

[1]

For the 2004 to 2006 LTICP performance period, these columns reflect the total number of performance units purchased in 2004 and those granted at the end of the performance period as of December 31, 2006. For the 2006 to 2008 LTICP performance period, these columns reflect the total number of performance units purchased in 2006 and those to be granted at the end of the three-year performance period on December 31, 2008. Participants are granted three units for each unit purchased at the beginning of the plan period. The purchase price for performance units was $65.75 per unit for both plan periods.

[2]

Performance units for the 2004 to 2006 performance period had a unit value of $122.72 at the end of the performance period. The deferral amounts reflect the award amount previously deferred under the 2004 MICP used to purchase performance units for the 2004 to 2006 LTICP. The amount awarded column reflects the payout value of the performance units at the end of the performance period less the net cost of the purchased performance units for the 2004 to 2006 LTICP.

[3]	The deferral amount column reflects the amount of compensation deferred under the 2006 MICP in connection with the purchase of performance units under the 2007 to 2009 LTICP.
[4]	For the 2006 to 2008 LTICP performance period, the estimated future payout is based on the attainment of the performance criteria during the performance period.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Narrative to Grants of Plan-Based Awards Table

Performance Criteria

During 2006, the P&C Committee established bonus opportunity amounts for our President and CEO under the President’s Incentive Compensation Plan and for the other NEOs under the Management Incentive Compensation Plan.

The amount of the potential bonuses was tied to satisfaction of the performance criteria and, for NEOs other than the President and CEO, attainment of personal goals. The bonuses under these plans are reported as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

For 2006, target values, performance criteria and percentage attained for both the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan are set forth in the table below:

Target Value	Performance Criteria	Percentage Attained
15%	Net income after payment of REFCORP and AHP	108.29%

15%	Return on equity after payment of REFCORP and AHP	106.85%

30%	Strategic business development and market share	92.00%

15%	Capital stock management	120.00%

5%	Community investment participation	123.00%

20%	Regulatory initiatives	84.50%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a bank-wide performance percentage. For 2006, the bank-wide performance percentage was 100.92%.

President’s Incentive Compensation Plan

Award payments under the President’s Incentive Compensation Plan can range, on the basis of performance from 0% to 75% of annual salary with the target bonus being 35%, as described below:

Bank-Wide Performance Percentage	Award Payment Level

80% or lower	No payment

Every 1% increase between 80% and 100%	An additional 1.75% of annual salary

100% (target amount)	35% of annual salary

Every 1% increase between 100% and 125%	An additional 1.60% of annual salary (to a maximum of 75% of annual salary)

For 2006, the bank-wide performance percentage was 100.92%, which would have resulted in a payment level for Mr. Thomas of 36.5% of his annual salary. However, under Mr. Thomas’ employment agreement, he is entitled to receive a minimum amount of total incentive compensation equal to 100% of base salary. Mr. Thomas did not participate in the Long-Term Incentive Compensation Plan for the 2004 to 2006 performance period.

Management Incentive Compensation Plan

The Management Incentive Compensation Plan award has both performance and discretionary components. The performance-based portion of the award is based upon bank-wide performance and the completion of individual goals. Attainment of each performance criterion is measured on a percentage basis and multiplied by the target value, with results for the individual criteria then aggregated to determine an award coefficient factor. The performance criteria and target values are described above in “Item 11 – Executive Compensation - Elements of Our Compensation Program - Narrative to Grants of Plan-Based Awards Table - Performance Criteria.” The award coefficient factor is applied to the award formula table to determine the maximum award percentage as follows:

Award Coefficient Factor	Maximum Award Percentage

80% or lower	No payment

Every 1% increase between 80% and 100%	An additional 1.25% of annual salary

100% (target amount)	25% of annual salary

Every 1% increase between 100% and 130%	An additional 5/6ths of 1% of annual salary (to a maximum of 50% of annual salary)

Each NEO is assigned an individual award percentage based upon the achievement of individual goals: 100% for four goals attained, 85% for three goals attained, 70% for two goals attained, 50% for one goal attained and 0% if no goals attained. The plan award is calculated by multiplying the maximum award percentage by the individual award percentage. For example, an NEO who achieves three out of four personal goals would have an individual award percentage of 85%. Assuming an award coefficient factor percentage of 100%, an NEO’s bonus payment under the Management Incentive Compensation Plan would be calculated as follows:

25% Maximum Award Percentage	X	85% Individual Award Percentage	X	Base Salary	+	Discretionary Bonus	=	Bonus Payment

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Long-Term Incentive Compensation Plan

In both 2004 and 2006, the P&C Committee allocated performance units that each NEO could elect to purchase at a unit price of $65.75. For each purchased unit, a NEO will be granted three units at the end of the three-year performance period.

The performance criteria and performance information for the 2004 to 2006 plan is set forth below:

Target Value	Performance Criteria for 2004 to 2006	Percentage Attained
50%	Return on equity after payment of REFCORP and AHP	118.00%
40%	Strategic business development	100.90%
10%	Community investment participation	127.41%

For the 2004 to 2006 plan, the overall weighted performance percentage was 112.10% which resulted in a performance unit value of $122.72.

The performance criteria for the 2006 to 2008 plan is set forth below:

Target Value	Performance Criteria for 2006 to 2008
30%	Profitability
40%	Strategic business development
20%	Capital stock management
10%	Community investment participation

We have not included information for the Long-Term Incentive Compensation Plan for 2005 to 2007 as no performance units were purchased or awarded during 2006 with respect to the 2005 to 2007 plan. For additional information about the Long-Term Incentive Compensation Plan, see “Item 11 - Executive Compensation - Elements of our Compensation Program - Long-Term Incentive Compensation Plan.”

Retirement and Other Post-Employment Compensation Tables and Narrative

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
J. Mikesell Thomas	Pension Plan	1.83	$55,000	$-
	BEP	1.83	249,000	-

Roger D. Lundstrom	Pension Plan	22.33	321,000	-
	BEP	22.33	215,000	-

Michael E. McFerrin	Pension Plan	12.00	189,000	-
	BEP	12.00	490,000	-

Gnanesh Coomaraswamy	Pension Plan	12.75	185,000	-
	BEP	12.75	312,000	-

Matthew R. Feldman	Pension Plan	2.75	68,000	-
	BEP	2.75	38,000	-

Kenneth L. Gould	Pension Plan	14.42	676,000	-
	BEP	14.42	695,000	-

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the BEP as described in “Item 11 – Executive Compensation - Elements of Our Compensation Program – Post-Termination Compensation.”

The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the BEP, described in the table above is based on the following assumptions:

The participant’s accumulated benefits are calculated as of December 31, 2006 and 2005. Under the Pension Plan,

which is a qualified pension plan, the participant’s accumulated benefit amounts as of these calculation dates are based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by the 1994 Group Annuity Mortality (GAM) table projected 5 years and discounted back to age 65 by assuming 50% of benefit valued at 5.0% interest and 50% of benefit valued at

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

7.75% interest. The present value amount determined at age 65 is then discounted back to the appropriate reporting period using a discount rate of 7.75%. The present value amount discounted back to the reporting period does not factor in the mortality table pursuant to SEC guidance. The difference between the present value of the December 31, 2006 accumulated benefit and the present value of the December 31, 2005 accumulated benefit is the “change in pension value” for the qualified plan.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (“ERISA”). As a result, the BEP, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the BEP are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are than deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the BEP. The participant’s accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by the 1994 Group Annuity Mortality (GAM) table, except for the pre-retirement age period pursuant to SEC guidance. The present value is discounted back using a discount rate of 5.75% and 5.50% for December 31, 2006 and December 31, 2005. The difference between the present value of the December 31, 2006 accumulated benefit and the present value of the December 31, 2005 accumulated benefit is the “change in pension value” for the nonqualified plan.

The difference in the interest rates used in the qualified and nonqualified is due to the qualified plan being a multiple employer plan and the experience/assumptions under that plan versus our nonqualified plan being a single employer plan.

The table below includes salary reduction contributions by our NEOs and matching Bank contributions under the BEP. See “Item 11 - Executive Compensation - Elements of Our Compensation Program – Post-Termination Compensation - Benefit Equalization Plan.” Amounts shown are in whole dollars.

Nonqualified Deferred Compensation Table

Name	Plan Name	Executive Contributions in Last FY		Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions		Aggregate Balance of All Plans at Last FYE
J. Mikesell Thomas	BEP	$-		$-	$-	$-		$-
	PICP	-		-	-	-		-

Roger D. Lundstrom	BEP	31,884		767	4,839	-		121,716
	MICP	17,424	[1]	-	-	(13,150	) [2]	47,998	[3]

Michael E. McFerrin	BEP	12,675		1,686	13,440	-		288,446
	MICP	34,716	[1]	-	-	(19,462	) [2]	86,133	[3]

Gnanesh Coomaraswamy	BEP	189,996		11,150	36,856	-		865,760
	MICP	31,231	[1]	-	-	(14,860	) [2]	70,813	[3]

Matthew R. Feldman	BEP	5,475		3,039	130	-		10,025
	MICP	24,919	[1]	-	-	(5,589	) [2]	58,320	[3]

Kenneth L. Gould	BEP	7,236		-	4,094	-		90,524
	MICP	-		-	-	(17,227	) [2]	36,491	[3]

LTICP - Long Term Incentive Compensation Plan

MICP - Management Incentive Compensation Plan

PICP – President’s Incentive Compensation Plan

1Amounts deferred under the 2006 MICP in connection with the purchase of performance units under the 2007 to 2009 LTICP.

2Distributions of amounts deferred under the 2003 MICP and used to purchase performance units for the 2004 to 2006 LTICP.

3Total deferred amounts under the 2004 MICP used to purchase performance units for the 2005 to 2007 LTICP, the 2005 MICP used to purchase performance units for the 2006 to 2008 LTICP, and the 2006 MICP used to purchase performance units for the 2007 to 2009 LTICP. There are currently no outstanding deferrals under any of the LTICPs.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Potential Payments Upon Termination Table

Name	Benefit	Termination w/o Cause or for Good Reason
J. Mikesell Thomas	Severance	$1,406,080
	Incentive Plan Payment	1,406,080

Roger D. Lundstrom	Severance	436,154
	Health Care	27,160

Michael E. McFerrin	Severance	475,000
	Health Care	18,107

Gnanesh Coomaraswamy	Severance	450,000
	Health Care	18,107

Matthew R. Feldman	Severance	365,000
	Health Care	18,107

Kenneth L. Gould	n/a	n/a

n/a- Not applicable as Mr. Gould is currently receiving severance.

Our NEOs are entitled to receive severance payments under certain conditions. See “Item 11 - Executive Compensation - Elements of Our Compensation Program – Post-Termination Compensation - Severance Arrangements.” Amounts shown above are in whole dollars.

Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. Under this policy, compensation is comprised of per-meeting fees which are subject to an annual cap established by the GLB Act. The fees compensate Directors for time spent reviewing Bank materials, preparing for meetings, participating in other Bank activities and actual time spent attending the meetings of the Board and its committees. Directors are also reimbursed for reasonable Bank-related travel expenses.

The following table sets forth the per-meeting fees and the annual caps established for 2007 and 2006. Amounts shown are in whole dollars:

	2007			2006
	Per Meeting Fee		Annual Cap	Per Meeting Fee		Annual Cap
Chair	$4,400		$29,944	$4,300		$29,357
Vice-chair	3,600		23,955	3,500		23,486
Other members	2,800	[1]	17,967	2,700	[2]	17,614

1 This fee is $3,000 for a director who is chairing one or more committee meetings.

2 This fee is $2,900 for a director who is chairing one or more committee meetings.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The table below sets forth Director compensation for 2006. The amounts shown are in whole dollars.

Name	Total Fees Earned or Paid In Cash
James K. Caldwell — Chairman	$29,357
P. David Kuhl — Vice Chairman	23,486
Thomas M. Goldstein	17,614
Terry W. Grosenheider	17,614
Thomas L. Herlache	17,614
Alex J. LaBelle	17,614
Roger L. Lehmann	17,614
Gerald J. Levy	17,614
Kathleen E. Marinangel	17,614
Richard K. McCord	17,614
James F. McKenna	17,614

We are a cooperative and our capital stock may only be held by current and former member institutions, so we do not provide compensation to our directors in the form of stock or stock options. In addition, our directors do not participate in any of our incentive, pension or deferred compensation plans.

Compensation Committee Interlocks and Insider Participation

No member of our P&C Committee has at any time been an officer or employee of the Bank. None of our executive officers has served or is serving on the Board of Directors or the compensation committee of any entity whose executive officers served on our P&C Committee or Board of Directors.

Compensation Committee Report

Our Board of Directors has established the P&C Committee to assist it in matters pertaining to the employment and compensation of the President and CEO and executive officers and our employment and benefits programs in general.

The P&C Committee is responsible for making recommendations to the Board of Directors regarding the compensation of the President and CEO and approving compensation of the executive officers, including base salary, merit increases, incentive compensation and other compensation and benefits. Its responsibilities include reviewing our compensation strategy and its relationship to our goals and objectives as well as compensation at the other FHLBs and other similar financial institutions that involve similar duties and responsibilities.

The P&C Committee has reviewed and discussed with our management the Compensation Discussion and Analysis included above under Item 11 – Executive Compensation. In reliance on such review and discussions, the P&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The P&C Committee:

Roger L. Lehmann, Chairman

James F. McKenna, Vice Chairman

Thomas M. Goldstein

Gerald J. Levy

P. David Kuhl, ex officio

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected by and from the membership. The exclusive voting rights of members are for the election of 10 of our directors who represent the members. Each member is eligible to vote for the number of open director seats in the state in which its principal place of business is located. The number of votes that any member may cast for any one directorship is based on the level of Bank capital stock held, but shall not exceed the average number of shares of Bank capital stock that were required to be held by all the members in that state as of December 31 of the preceding calendar year. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

We do not offer any compensation plan under which our capital stock is authorized for issuance. Ownership of our capital stock is concentrated entirely within the financial services industry and is stratified across various institution types. No Bank officer, manager or employee is eligible to own our capital stock.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The following table sets forth information about those members that are beneficial owners of more than 5% of our outstanding capital stock as of December 31, 2006:

	December 31, 2006
Member	Capital Stock	% of Total
LaSalle Bank N.A.	$230	8.8%
One Mortgage Partners Corp. [1]	172	6.6%
Mid America Bank, FSB	146	5.6%

Total	$548	21.0%

1 One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

The majority of our Board of Directors are elected from our membership and these elected directors are directors or officers of member institutions that own our capital stock. The member institutions and directors are listed in the following table. Our directors do not own our capital stock. The capital stock that member institutions own in our Bank is pledged as additional collateral on advances and all other outstanding obligations to that member.

Capital Stock outstanding for Member Institutions whose

Officers served as a Director of the Bank as of February 28, 2007.

Institution Name and Address	Director Name	Capital Stock	Percent of Total Capital Stock
LaSalle Bank, NA 135 South LaSalle Street Ste 340 Chicago, IL 60603	Thomas M. Goldstein	$229.8	8.8%

Guaranty Bank 400 West Brown Deer Road Brown Deer, WI 53209	Gerald J. Levy	27.1	1.0

North Shore Bank, FSB 15700 West Bluemound Road Brookfield, WI 53005	James F. McKenna	12.3	n/a

Busey Bank Urbana 101 Greencroft Drive Champaign, IL 61821	P. David Kuhl	8.2	n/a

Baylake Bank 217 N. 4th Avenue Sturgeon Bay, WI 54235	Thomas L. Herlache	6.8	n/a

McHenry Savings Bank 353 Bank Drive McHenry, IL 60050	Kathleen E. Marinangel	3.6	n/a

Prospect Federal Savings Bank 11139 South Harlem Avenue Worth, IL 60482	Steven F. Rosenbaum	2.7	n/a

McFarland State Bank 5990 Highway 51 McFarland, WI 53558	E. David Locke	1.2	n/a

The Harvard State Bank 35 North Ayer Street Harvard, IL 60033	Roger L. Lehmann	0.5	n/a

Illinois National Bank 322 East Capitol Avenue Springfield, IL 62701	Richard K. McCord	0.5	n/a

n/a not applicable as amount is less than 1%

Directors as a group hold $292.8 million, or 11.2%, of capital stock outstanding.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Item 13.	Certain Relationships and Related Transactions.

Related Persons and Related Transactions

We are a cooperative. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock. The majority of our directors are elected by members. We conduct our advances business and the MPF Program almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve as our directors. We extend credit to members whose officers or directors may serve as our directors on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, sell Federal Funds to and purchase MBS from members (or affiliates of members) whose officers or directors serve as our directors. All such investments are market rate transactions and all such MBS are purchased through securities brokers or dealers. As an additional service to our members, including those whose officers or directors serve as our directors, we may enter into interest rate derivatives with members and offset these derivatives with non-member counterparties. These transactions are executed at market rates.

We define a “related person” as any director or executive officer of the Bank, any member of their immediate families, or any holder of 5% or more of our capital stock.

During 2006, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director’s business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

Director Independence

General

Our Board of Directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors and members of its board committees, to the extent the exchange or quotation system selected by the Bank has adopted separate independence rules for such committee members.

As of the date of this Report, we have 12 directors, 10 of whom were elected by our member institutions and two of whom were appointed by the Finance Board. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the elected directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

Finance Board Regulations Regarding Independence

The Finance Board director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual’s independent judgment. Relationships considered disqualifying by the Finance Board include: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. Our Board of Directors assesses the independence of each director under the Finance Board’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 27, 2007, the Board of Directors determined that each of our directors was independent under these criteria.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

SEC Rules Regarding Independence

SEC rules require our Board to adopt a standard of independence to evaluate our directors. Pursuant thereto, the Board adopted the independence standards of the New York Stock Exchange (the “NYSE”) to determine which of our directors are independent, which members of our Audit Committee are not independent, and whether our Audit Committee’s financial expert is independent.

Under the NYSE rules, no director qualifies as “independent” unless the full Board affirmatively determines that he or she has no material relationship with the issuer (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). In addition, the NYSE rules set out a number of specific disqualifications from independence, including certain employment relationships between the director or his or her family members and the issuer, the issuer’s internal or external auditor, another company where any of the issuer’s executive officers is a compensation committee member or another company that conducted business with the issuer above a specified threshold; and receipt by the director or his or her family members of compensation from the issuer above a specified threshold.

Under the NYSE independence standards, the Board determined that, as of March 27, 2007, elected directors Lehmann and Rosenbaum did not trigger any of the NYSE independence disqualifications. However, based upon the fact that each elected director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of the elected directors meets the independence criteria under the NYSE independence standards. Appointed directors Grosenheider and LaBelle are employees or officers of institutions that are not members of, and that therefore do not have, ongoing business transactions with us. The Board determined that each of these appointed directors is independent under the NYSE independence standards.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been billed by our external accounting firm:

	For the Years Ended December 31,
(in thousands)	2006	2005
Audit fees	$982	$1,506
Audit related fees	287	368
All other fees	6	-

Total fees	$1,275	$1,874

Audit fees during the two years ended December 31, 2006, were for professional services rendered for the audits of our financial statements and services provided in connection with our issuance of the subordinated notes. Audit related fees for the two years ended December 31, 2006, were for assurance and related services primarily related to accounting and Sarbanes-Oxley implementation consultations and services provided in connection with our SEC registration.

No tax related fees were paid during the two years ended December 31, 2006. All other fees paid during the year ended December 31, 2006, were for software license fees. No fees were paid to the external accounting firm for financial information system design and implementation.

Our Audit Committee has adopted the Pre-approval of Audit and Non-Audit Services Policy (the “Policy”). In accordance with the Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by its independent auditor. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months. Under the Policy, the Audit Committee may delegate pre-approval authority to one or more of its members. Members who are delegated such authority are required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

PART IV

Item 15.	Exhibits, Financial Statements Schedules

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March [30], 2007 or, as noted below, were filed with the Bank’s previously filed Annual or Quarterly Reports, copies of which may be obtained by going to the SEC’s website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [1]

3.2	Federal Home Loan Bank of Chicago Bylaws [1]

10.1	Lease for Lincoln-Carlyle Illinois Center & FHLBC dated 12/31/97-7/31/11 [1]

10.1.1	First Amendment to Lease (12/15/2000) [1]

10.1.2	Second Amendment to Lease (10/29/2003) [1]

10.2	Advances, Collateral Pledge and Security Agreement [1]

10.3	Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated June 30, 2004 [1]

10.3.1	Amendment No. 1 to Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated October 18, 2005 [1]

10.3.2	Amendment No. 2 to Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated April 18, 2006 [2]

10.3.3	Amendment No. 3 to Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated June 6, 2006 [2]

10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [1]

10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [1]

10.6	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement [1]

10.6.1	First Amendment to Liquidity Option and Master Participation Agreement [1]

10.6.2	Second Amendment to Liquidity Option and Master Participation Agreement [1]

10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [3]

10.8	Employment Agreement between the Chicago Federal Home Loan Bank and J. Mikesell Thomas, dated August 30, 2004 [1]

10.8.1	Federal Home Loan Bank of Chicago President’s Incentive Compensation Plan [1]

10.8.2	Federal Home Loan Bank of Chicago Management Incentive Compensation Plan, March 14, 2006 [4]

10.8.3	Federal Home Loan Bank of Chicago Long Term Incentive Compensation Plan [1]

10.8.4	Federal Home Loan Bank of Chicago Benefit Equalization Plan [1]

10.8.5	Federal Home Loan Bank of Chicago Employee Severance Plan [1]

10.8.6	Employment Agreement and General Release by and between the Federal Home Loan Bank of Chicago and Kenneth L. Gould, as of May 15, 2006

10.8.7	Federal Home Loan Bank of Chicago Board of Directors 2006 Compensation Policy [4]

10.8.8	Federal Home Loan Bank of Chicago Board of Directors 2007 Compensation Policy

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Exhibit No.	Description

14	Federal Home Loan Bank of Chicago Code of Ethics [5]

24	Power of Attorney (included on the signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

1 Filed with the Form 10 on December 14, 2005

2 Filed with the 8-K Current Report on April 8, 2006

3 Filed with the 8-K Current Report on June 28, 2006

4 Filed with the 2005 Form 10-K on March 30, 2006

5 Published on our website at www.fhlbc.com/fhlbc/corp_governance.shtml

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Below is a list of acronyms and terms used throughout this report. Other terms used in the report but not defined below are defined in the report.

Glossary of Terms

Advances -	Secured loans to members

AFS -	Available-for-sale securities

Agent Fees	loan origination fees we may pay/receive to/from PFIs for the origination of MPF Loans as our agent

AHP -	Affordable Housing Program

Acquired member assets (“AMA”) -	Assets that an FHLB may acquire from or through Bank System members or housing associates by means of either a purchase or a funding transaction

BEP -	Benefit Equalization Plan

Bonds -	Consolidated obligation bonds

CE Fee -	credit enhancement fee

CE Amount -

A PFI’s assumption of credit risk on conventional MPF Loan products that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI.

CEDA -	Community Economic Development Advance Program

CEP Amount -	This includes the CE Amount. In addition, the PFI may also contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment

CFI -	Community Financial Institution

CIP -	Community Investment Program

Collateral Package -	Promissory note and certain other relevant documents delivered to the designated custodian

Consolidated Obligations / CO-	FHLB debt instruments which are joint and several obligations of all FHLBs; issued by the Office of Finance

Delivery Commitment -	Mandatory commitment of the PFI to sell or originate eligible mortgage loans

Designated Amount -	A percentage of the outstanding principal amount of the subordinated notes we are allowed to include in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities and unsecured credit

DIG -	Derivatives Implementation Group

Discount notes -	Consolidated obligation discount notes

ERISA -	Employee Retirement Income Security Act

Fannie Mae -	Federal National Mortgage Association

FDIC -	Federal Deposit Insurance Corporation

FHA -	Federal Housing Administration

FHLB Act -	The Federal Home Loan Bank Act of 1932, as amended

FHLBs -	The 12 Federal Home Loan Banks or subset thereof

Finance Board -	The Federal Housing Finance Board. The Bank is supervised and regulated by the Finance Board, which is an independent federal agency in the executive branch of the United States government

Fitch -	Fitch Ratings, Inc.

FLA -	First loss account

Freddie Mac -	Federal Home Loan Mortgage Corporation

GAAP -	Generally accepted accounting principles in the United States of America

Ginnie Mae -	Government National Mortgage Association

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

GLB Act -	Gramm-Leach-Bliley Act of 1999

GSE -	Government sponsored enterprise

HUD -	Department of Housing and Urban Development

HTM -	Held-to-maturity securities

Junior Equity Claims -	Payments to, and redemptions of shares from, holders of our capital stock

LIBOR -	London Interbank Offered Rate

LTV -	Loan-to-value ratio

Master Commitment -	Pool of MPF Loans purchased or funded by an MPF Bank

MBS -	Mortgage-backed security

MI -	Mortgage Insurance

Moody’s -	Moody’s Investors Service

MPF® -	Mortgage Partnership Finance

MPF Guides -	MPF Origination Guide and MPF Servicing Guide

MPF Impaired Loans -	An individual loan in which it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement

MPF Loans -	Collectively, eligible mortgage loans purchased or funded from, or through, PFIs and purchase participations in pools of eligible mortgage loans from other FHLBs

MPF Nonaccrual Loans -	Mortgage loans in which the collection of principal and interest is determined to be doubtful or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection

MPF Provider -	The Federal Home Loan Bank of Chicago, in its role of providing programmatic and operational support to the MPF Banks and their PFIs

NEO -	Named Executive Officers

Nonrefundable Fees -	Collectively, agent fees and concession fees

NRSRO -	Nationally Recognized Statistical Rating Organization

NYSE -	New York Stock Exchange

OAS -	option adjusted spread

OCI -	other comprehensive income

Office of Finance -	A joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations

OFHEO -	Office of Federal Housing Enterprise Oversight

ORC -	Operational Risk Committee

Owner Bank -	MPF Bank selling interests in MPF Loans

P&C Committee -	Personnel and Compensation Committee

Pension Plan -	Pentegra Financial Institutions Retirement Fund

PFI -	Participating Financial Institution. A PFI is a member (or eligible housing associate) of an MPF Bank that has applied to and been accepted to do business with its MPF Bank under the MPF Program

PFI Agreement -	MPF Program Participating Financial Institution Agreement

PMI	Primary mortgage insurance

Policy -	Non-Audit Services Policy

PPA -	Pension Protection Act of 2006

REFCORP -	Resolution Funding Corporation

Regulatory Capital -	Total capital stock plus mandatorily redeemable capital stock plus retained earnings

Regulatory Capital Ratio -	Regulatory capital divided by total year-end assets

RHS -	Department of Agriculture Rural Housing Service

ROE -	Return on equity (Net income for the period divided by average equity during the period)

S&P -	Standard and Poor’s Rating Service

Savings Plan -	Pentegra Financial Institutions Thrift Plan

SEC -	Securities and Exchange Commission

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Senior Liabilities -	Our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable

SFAS -	Statement of Financial Accounting Standards

SMI -	Supplemental Mortgage Insurance

System -	The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks, the Finance Board and the Office of Finance

VA -	Department of Veteran’s Affairs

Voluntary Capital Stock -	Capital stock held by members in excess of their statutory requirement

Voluntary Capital Stock Ratio -	Voluntary capital stock divided by regulatory capital

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago
/s/ J. MIKESELL THOMAS

By: J. Mikesell Thomas
Title: President and Chief Executive Officer

Date: March 30, 2007

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director’s capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2006, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/J. Mikesell Thomas J. Mikesell Thomas	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/Roger D. Lundstrom Roger D. Lundstrom	Executive Vice President - Financial Information (Principal Financial Officer and Principal Accounting Officer)	March 30, 2007

*/s/P. David Kuhl P. David Kuhl	Chairman of the Board of Directors	March 30, 2007

*/s/James F. McKenna	Vice Chairman of the Board of Directors	March 30, 2007

James F. McKenna

*/s/Thomas M. Goldstein	Director	March 30, 2007

Thomas M. Goldstein

*/s/Terry W. Grosenheider	Director	March 30, 2007

Terry W. Grosenheider

S-1

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Signature	Title	Date

*/s/Thomas L. Herlache	Director	March 30, 2007

Thomas L. Herlache

*/s/Alex J. LaBelle	Director	March 30, 2007

Alex J. LaBelle

*/s/Roger L. Lehmann	Director	March 30, 2007

Roger L. Lehmann

*/s/Gerald J. Levy	Director	March 30, 2007

Gerald J. Levy

/s/E. David Locke	Director	March 30, 2007

E. David Locke

*/s/Kathleen E. Marinangel	Director	March 30, 2007

Kathleen E. Marinangel

*/s/Richard K. McCord	Director	March 30, 2007

Richard K. McCord

*/s/Steven F. Rosenbaum	Director	March 30, 2007

Steven F. Rosenbaum

* By: /s/Peter E. Gutzmer		March 30, 2007

Peter E. Gutzmer
Attorney-in-fact

S-2

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

2006 Annual Financial Statements and Notes

Federal Home Loan Bank of Chicago

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the “Bank”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the financial statements, effective January 1, 2004, the Bank changed its method of accounting for the amortization and accretion of premiums and discounts on mortgage loans held for portfolio under Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Chicago, Illinois

March 30, 2007

Federal Home Loan Bank of Chicago

Statements of Condition

(Dollars in millions, except par value)

December 31,	2006	2005
Assets
Cash and due from banks	$23	$33
Federal Funds sold and securities purchased under agreements to resell	6,470	6,945
Investment securities -
Trading ($331 and $432 pledged)	532	1,087
Available-for-sale ($825 and $786 pledged)	3,097	1,790
Held-to-maturity ($302 and $149 pledged) [1]	11,915	7,893
Advances	26,179	24,921
MPF Loans held in portfolio, net of allowance for loan losses ($1 and $1)	37,944	42,005
Accrued interest receivable	379	336
Derivative assets	41	232
Software and equipment, net	51	49
Other assets	83	55

Total Assets	$86,714	$85,346

Liabilities and Capital
Liabilities
Deposits -
Interest bearing ($11 and $12 from other FHLBs)	$1,379	$951
Non-interest bearing	114	106

Total deposits	1,493	1,057

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes	11,166	16,778
Bonds	67,744	61,118

Total consolidated obligations, net	78,910	77,896

Accrued interest payable	690	551
Mandatorily redeemable capital stock	14	222
Derivative liabilities	195	136
Affordable Housing Program assessment payable	63	78
Resolution Funding Corporation assessment payable	9	12
Other liabilities	57	56
Subordinated notes	1,000	-

Total Liabilities	83,631	81,208

Commitments and contingencies (Note 23)

Capital
Capital stock - Putable ($100 par value) issued and outstanding shares - 26 million and 38 million shares	2,587	3,759
Retained earnings	606	525
Accumulated other comprehensive income (loss)	(110)	(146)

Total Capital	3,083	4,138

Total Liabilities and Capital	$86,714	$85,346

[1]	Fair values: $11,872 and $7,819 at December 31, 2006 and 2005.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income

(In millions)

For the years ended December 31,	2006	2005	2004
Interest income	$4,366	$3,543	$3,210
Interest expense	3,959	3,039	2,506

Net interest income before allowance for credit losses	407	504	704

Provision for (release of) allowance for credit losses	-	(3)	-

Net interest income after allowance for credit losses	407	507	704

Non-interest income (loss) -
Trading securities	(17)	(37)	(28)
Sale of available-for-sale securities	(3)	(3)	(22)
Derivatives and hedging activities	(28)	(16)	(127)
Early extinguishment of debt transferred to other FHLBs	5	7	45
Other, net	10	7	5

Total non-interest income (loss)	(33)	(42)	(127)

Non-interest expense -
Compensation and benefits	64	55	45
Professional service fees	11	15	22
Amortization and depreciation of software and equipment	16	18	13
MPF Program expense	4	6	10
Finance Board and Office of Finance expenses	5	5	5
Other expense	18	33	26

Total non-interest expense	118	132	121

Income before assessments	256	333	456

Assessments -
Affordable Housing Program	21	28	41
Resolution Funding Corporation	47	61	91

Total assessments	68	89	132

Income before cumulative effect of change in accounting principle	188	244	324

Cumulative effect of change in accounting principle (Note 8)	-	-	41

Net Income	$188	$244	$365

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital

(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value
Balance, December 31, 2003	42	$4,155	$386	$32	$4,573

Comprehensive income -
Income before cumulative effect of change in accounting principle			324		324
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(9)	(9)
Net unrealized gain (loss) on hedging activities				(178)	(178)

Total other comprehensive income (loss)				(187)	(187)

Total comprehensive income			324	(187)	137

Proceeds from issuance of capital stock	11	1,090			1,090
Reclassification of capital stock to mandatorily redeemable	(12)	(1,215)			(1,215)
Cumulative effect of change in accounting principle			41		41
Stock dividends on capital stock (6.13%)	2	262	(262)		-

Balance, December 31, 2004	43	$4,292	$489	$(155)	$4,626

Comprehensive income -
Net income			244		244
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(2)	(2)
Net unrealized gain (loss) on hedging activities				11	11

Total other comprehensive income (loss)				9	9

Total comprehensive income			244	9	253

Proceeds from issuance of capital stock	9	941			941
Reclassification of capital stock to mandatorily redeemable	(16)	(1,682)			(1,682)
Stock dividends on capital stock (4.94%)	2	208	(208)		-

Balance, December 31, 2005	38	$3,759	$525	$(146)	$4,138

Comprehensive income -
Net income			188		188
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				1	1
Net unrealized gain (loss) on hedging activities				38	38

Total other comprehensive income (loss)				39	39

Total comprehensive income			188	39	227
Adoption of SFAS 158 to employee retirement plans				(3)	(3)

Proceeds from issuance of capital stock	-	34			34
Reclassification of capital stock to mandatorily redeemable	(12)	(1,206)			(1,206)
Cash dividends on capital stock (3.08%)			(107)		(107)

Balance, December 31, 2006	26	$2,587	$606	$(110)	$3,083

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows

(In millions)

	For the years ended December 31,	2006	2005	2004
Operating Activities	Net income	$188	$244	$365
	Cumulative effect of change in accounting principle	-	-	(41)

	Income before cumulative effect of change in accounting principle	188	244	324
	Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by (used in) operating activities -
	Depreciation and amortization	118	205	292
	Change in net fair value adjustment on trading securities and derivatives and hedging activities	286	(47)	288
	Other adjustments, incl. $(5), $(7) and $(45) of gains on early extinguishment of debt transferred to other FHLBs	(10)	3	(25)
	Net change in -
	Trading securities	528	(359)	6
	Accrued interest receivable	(41)	(24)	15
	Other assets	(59)	(53)	(73)
	Accrued interest payable	137	35	11
	Other liabilities	(18)	(45)	23

	Total adjustments	941	(285)	537

	Net cash provided by (used in) operating activities	1,129	(41)	861

Investing Activities	Net change in Federal Funds sold and securities purchased under agreements to resell	475	(1,817)	314
	Change in advances, net	(1,290)	(983)	1,899
	MPF Loans -
	Purchases, incl. $(332), $(2,094) and $(5,117) from other FHLBs	(1,565)	(4,150)	(9,621)
	Payments	5,641	8,913	10,165
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net [1]	131	(729)	(751)
	Purchases	(5,391)	(1,967)	(2,113)
	Proceeds from maturities	1,231	1,361	1,858
	Available-for-sale securities -
	Purchases	(2,993)	(1,308)	(3,743)
	Proceeds from maturities and sales	1,692	1,038	2,343
	Proceeds from sale of foreclosed assets	59	61	75
	Capital expenditures for software and equipment	(19)	(14)	(14)

	Net cash provided by (used in) investing activities	(2,029)	405	412

Financing Activities	Net change in deposits, incl. $(1), $(1) and $(14) from other FHLBs	436	(166)	(1,124)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	701,308	429,961	460,664
	Bonds, incl. $562, $81 and $0 transferred from other FHLBs	22,258	17,336	24,746
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(706,911)	(430,062)	(464,280)
	Bonds, incl. $(667), $(1,118) and $(4,316) transferred to other FHLBs	(15,708)	(16,891)	(21,148)
	Net proceeds from issuance of subordinated notes	994	-	-
	Proceeds from issuance of capital stock	34	941	1,090
	Redemptions of mandatorily redeemable capital stock	(1,414)	(1,471)	(1,204)
	Cash dividends paid	(107)	-	-

	Net cash provided by (used in) financing activities	890	(352)	(1,256)

	Net increase (decrease) in cash and due from banks	(10)	12	17
	Cash and due from banks at beginning of year	33	21	4

	Cash and due from banks at end of year	$23	$33	$21

Supplemental Disclosures	Interest paid	$3,820	$3,006	$2,493
	Affordable Housing Program assessments paid	36	32	31
	Resolution Funding Corporation assessments paid	50	92	81
	Capital stock reclassed to mandatorily redeemable capital stock	1,206	1,682	1,215
	Transfer of MPF Loans to real estate owned	40	28	36
[1]	Short-term held-to-maturity securities consist of commercial paper that has a maturity of less than 90 days when purchased.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Notes to Financial Statements

(Dollars in millions except per share amounts unless otherwise specified)

Background

The Federal Home Loan Bank of Chicago1 is a federally chartered corporation and one of 12 Federal Home Loan Banks (the “FHLBs”) which, with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The FHLBs serve the public by enhancing the availability of credit for residential mortgages and targeted community development by providing a readily available, low-cost source of funds to their member institutions.

We provide credit to our members principally in the form of secured loans, called “advances”. We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF®”) Program2. We also invest in other Acquired Member Assets (“AMA”) such as MPF Shared Funding® securities. AMA are assets acquired from or through FHLB members or eligible housing associates by means of either a purchase or a funding transaction, subject to Finance Board regulations. These programs help us accomplish our mission of supporting the growth and success of our members.

All federally insured depository institutions, which include community financial institutions (“CFIs”), insurance companies engaged in residential housing finance, and credit unions are eligible to apply for membership in the FHLBs. CFIs are defined as Federal Deposit Insurance Corporation (“FDIC”)-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the Finance Board. The average total assets for calendar year-ends 2004-2006 must be below $599 million ($587 million for 2003-2005 and $567 million for 2002-2004, respectively).

Each FHLB has members in a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. We are a member-owned cooperative, which means that current members own nearly all of our outstanding capital stock and may receive dividends on their investment. Former members own the remaining capital stock to support business transactions still outstanding with us. Members are required to hold capital stock as part of their membership. As a result of these requirements, we conduct business with our shareholders/

[1]	Unless otherwise specified, references to “we,” “us,” “our” and the “Bank” are to the Federal Home Loan Bank of Chicago.
[2]	“Mortgage Partnership Finance”, “MPF”, “MPF Shared Funding” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

members in the normal course of business. See Note 24 “Transactions with Related Parties and Other FHLBs” for more information.

The FHLBs and the Office of Finance are supervised and regulated by the Finance Board, which is an independent federal agency in the executive branch of the United States government. The Finance Board ensures that the FHLBs carry out their housing finance mission, remain adequately capitalized, are able to raise funds in the capital markets, and operate in a safe and sound manner. Also, the Finance Board establishes policies and regulations covering certain operations of the FHLBs. Each FHLB operates as a separate entity with its own management, employees, and board of directors.

Our primary funding source is proceeds from the sale of the FHLBs’ debt instruments (“consolidated obligations”) to the public. Consolidated obligations are, as provided by the Federal Home Loan Bank Act of 1932, as amended (“FHLB Act”), and by Finance Board regulation, the joint and several obligations of all the FHLBs. Additional funds are provided by deposits and other borrowings and capital stock purchased by members. Deposits are received from both member and non-member financial institutions and federal instrumentalities. We also provide members and non-members with operating services such as safekeeping, collection, and settlement services.

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation - Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Certain amounts in the prior periods have been reclassified to conform to the current presentation.

Consolidation - Our application of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”), is limited to MPF Shared Funding securities and certain investments in mortgage-backed securities (“MBS”). In regard to the MPF Shared Funding program, we currently hold two MPF Shared Funding securities that we believe were issued by qualifying special purpose entities (“QSPE”) that were sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. A QSPE must meet certain criteria in Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - replacement of FASB Statement 125” (“SFAS 140”).

FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. We meet this scope exception for QSPEs under FIN 46-R, and accordingly, do not consolidate our investments in the MPF Shared Funding securities. Further, even if the special purpose entities were not QSPEs, we would not consolidate under FIN 46-R because we hold the senior, rather than residual, interest in the securities. The securities are classified as held-to-maturity and are not publicly traded or guaranteed by any of the FHLBs.

Cash Flows - For purposes of the statements of cash flows, we consider cash and due from banks as cash and cash equivalents.

Significant Accounting Policies - The following table identifies our significant accounting policies and the note and page number where a detailed description of each policy can be found:

Federal Funds Sold and Securities Purchased Under Agreements to Resell	Note 5	Page F-11
Investment Securities	Note 6	Page F-12
Advances	Note 7	Page F-16
MPF Loans Held in Portfolio	Note 8	Page F-18
Allowance for Loan Losses	Note 9	Page F-20
Software and Equipment	Note 10	Page F-21
Consolidated Obligations	Note 13	Page F-22
Subordinated Notes	Note 14	Page F-24
Assessments	Note 15	Page F-25
Capital Stock and Mandatorily Redeemable Capital Stock	Note 16	Page F-27
Accumulated Other Comprehensive Income (Loss)	Note 17	Page F-31
Finance Board and Office of Finance Expenses	Note 18	Page F-31
Employee Retirement Plans	Note 19	Page F-32
Derivatives and Hedging Activities	Note 20	Page F-34
Segment Information	Note 21	Page F-40
Estimated Fair Values	Note 22	Page F-41
Commitments and Contingencies	Note 23	Page F-43
Transactions with Related Parties and Other FHLBs	Note 24	Page F-44

Note 2 – Recently Issued Accounting Standards & Interpretations

SFAS 155 – On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Derivatives Implementation Group (“DIG”) Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets” (“DIG Issue D1”). SFAS 155 amends FASB Statement No.133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to simplify the accounting for certain derivatives embedded in other financial instruments (a “hybrid financial instrument”).

SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140 to allow a QSPE to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed under certain circumstances. Prior period restatement is not permitted. We adopted SFAS 155 effective January 1, 2007. At the time of adoption, the impact was not material to our results of operations or financial condition.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

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

SFAS 157 is effective for financial statements issued after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. We will adopt SFAS 157 on January 1, 2008. SFAS 157 does not require any new fair value measurements but may change our existing practice. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

SFAS 158 – In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (“SFAS 158”), which amends SFAS 87, SFAS 88, SFAS 106, and SFAS 132(R). Under SFAS 158, we are required to recognize an asset or liability equal to the over- or under-funded benefit obligation (projected benefit obligation for pensions and accumulated postretirement benefit obligation for other postretirement benefits) of each defined benefit pension and other postretirement plan. The resulting adjustment is offset by a corresponding adjustment to accumulated Other Comprehensive Income (“OCI”).

The amount reported in accumulated OCI represents the plans’ deferred costs — the sum of net gains or losses and prior service costs or credits that have not yet been amortized as a component of net periodic cost. As these amounts are amortized, they will be recognized through earnings. Net periodic cost will continue to be measured and recognized as in the past. We early adopted SFAS 158 as of December 31, 2006. At the time of adoption, $3 million was recorded in other liabilities with an offsetting amount recognized in accumulated OCI.

SFAS 159 – In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits us to choose to measure many financial instruments and certain other items at fair value. The FASB’s objective is to improve financial reporting by providing us with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently (e.g. fair value versus amortized cost) without having to apply complex hedge accounting provisions.

The fair value option may be applied, with a few exceptions, on an instrument by instrument basis. The election is irrevocable unless a new election date occurs. The election must be applied to the entire financial instrument and not to only specified risks, specified cash flows, or portions of that financial instrument. Certain financial instruments, such as deposit liabilities, are not eligible for the fair value option. The election may be made for eligible items existing at the effective date.

The difference between the carrying amount and the fair value of eligible items for which the fair value option is elected at the effective date will be removed from the statement of condition and included in the cumulative effect adjustment. Those differences may include, but are not limited to, (a) unamortized concession fees, premiums, and discounts; (b) allowance for loan losses; and (c) accrued interest, which would be reported as part of the fair value of the eligible item. Available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities held at the effective date are eligible for the fair value option at that date. If the fair value option is elected for any of those securities at the effective date, cumulative unrealized gains and losses at that date will be in included in the cumulative-effect adjustment. Upfront costs and fees related to items for which the fair value option is elected will be recognized into operating results as incurred rather than deferred and amortized.

SFAS 159 is effective for financial statements issued after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is permitted provided we also elect to apply the provisions of SFAS 157. We will adopt SFAS 159 on January 1, 2008 consistent with our adoption of SFAS 157. We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our results of operations or financial condition.

SAB 108 – In September 2006 the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on reversing effects of prior year errors on the income statement.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the misstatements of each of the financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

We initially applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2006. SAB 108 did not have a material impact on our results of operations or financial condition at January 1, 2006, and accordingly, no restatement of prior periods or recording of a cumulative effect adjustment was required. Further, SAB 108 did not have a material impact on our results of operations or financial condition for the year ended December 31, 2006.

DIG Issue G26 - In January of 2007, the FASB cleared guidance for SFAS 133, Implementation Issue No. G26 “Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate” (“DIG Issue G26”). DIG Issue G26 limits the ability to use a cash flow hedge on a variable-rate financial asset or liability. Specifically, the risk being hedged cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on the same benchmark interest rate. For example, a variable-rate financial asset or liability that is reset through the auction process, such as our consolidated obligation discount notes, is not considered to be explicitly based on a benchmark interest rate since there is not transparent separation of interest rate risk and credit risk. As a result, in order to hedge our consolidated obligation discount notes, we would need to designate the hedged risk as the risk of overall changes in cash flows. We will adopt DIG Issue 26 effective April 1, 2007. We do not expect that it will have a material impact on our results of operations or financial condition as we have no existing cash flow hedges related to any variable-rate financial asset or liability that are not explicitly based on a benchmark interest rate.

DIG Issue B40 - In January 2007, the FASB cleared guidance for SFAS 133 Implementation Issue No. B40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“DIG Issue B40”). DIG Issue B40 provides a scope exception requiring bifurcation of an embedded derivative under SFAS 133, paragraph 13(b) for securitized interests in prepayable financial assets provided certain conditions are met. Specifically, if the right to accelerate the settlement of the securitized interest in prepayable financial assets is not controlled by the investor and the securitized interest itself does not contain an embedded derivative (including an interest-rate related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets, then the securitized interest would be scoped out from SFAS 133, paragraph 13(b). We adopted DIG Issue B40 on January 1, 2007, concurrent with our adoption of SFAS 155. DIG Issue B40 did not have a material impact on our results of operations or financial condition at the time of adoption.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 3 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2006	2005	2004
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$443	$228	$91
Investment securities -
Trading	45	53	55
Available-for-sale	122	47	33
Held-to-maturity	536	250	207
Advances	1,197	805	554

MPF Loans held in portfolio	2,064	2,206	2,321
Credit enhancement fees paid	(41)	(46)	(51)

MPF Loans held in portfolio, net	2,023	2,160	2,270

Total interest income	$4,366	$3,543	$3,210

Interest Expense -
Deposits	53	36	22
Securities sold under agreements to repurchase	91	57	31
Consolidated obligations -
Discount notes	745	540	286
Bonds	3,034	2,404	2,165

Total consolidated obligations	3,779	2,944	2,451

Mandatorily redeemable capital stock	5	2	2
Subordinated notes	31	-	-

Total interest expense	$3,959	$3,039	$2,506

Net Interest Income before allowance for credit losses	$407	$504	$704
Provision for (release of) allowance for credit losses	-	(3)	-

Net interest income after allowance for credit losses	$407	$507	$704

Note 4 - Cash and Due from Banks

We maintained average balances with the Federal Reserve Bank of Chicago of $32 million and $27 million for the years ended December 31, 2006 and 2005. We were required to maintain minimum average daily clearing balances of $2 million for each of the years ended December 31, 2006 and 2005.

We act as a pass-through correspondent for some of our members that are required to deposit reserves with the Federal Reserve Bank of Chicago. Cash and due from banks includes pass-through deposit reserves, which are not restricted, of $27 million at both December 31, 2006 and 2005.

Note 5 - Federal Funds Sold and Securities Purchased Under Agreements to Resell

We utilize Federal Funds sold and securities purchased under agreements to resell to provide short-term liquidity. Federal Funds sold are reflected on the statements of condition at cost. We had Federal Funds sold (excluding securities purchased under agreements to resell) of $6.5 billion and $6.6 billion at December 31, 2006 and 2005.

We record securities purchased under agreements to resell as collateralized financings, which are carried at amortized cost. Securities purchased under agreements to resell are held in safekeeping in our name. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty is required to place an equivalent amount of additional securities in safekeeping

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

in our name or the dollar value of the resale agreement will be decreased accordingly. At December 31, 2006, we had no securities purchased under agreements to resell outstanding. At December 31, 2005, the fair value of collateral we accepted in connection with these activities was $390 million. Of the total collateral pledged at December 31, 2005, we were permitted to sell or repledge the entire amount.

Note 6 – Investment Securities

We maintain a portfolio of investment securities for liquidity and asset-liability management purposes and to provide additional earnings. Purchases and sales of securities are recorded on a trade date basis. We determine and document the classification of the security either as trading, AFS or HTM at acquisition. Once the classification is determined, transfers between categories (e.g., transfers from trading to AFS) are rare. Securities classified as trading are held for liquidity purposes. Classification as HTM requires that we have both the intent and ability to hold the security to maturity. The sale or transfer of an HTM security due to changes in circumstances, such as evidence of significant deterioration of the issuer’s creditworthiness or changes in regulatory requirements, is considered to be consistent with its original classification.

HTM securities are carried at amortized cost. Trading and AFS securities are carried at fair value. Changes in fair value of trading securities are recognized in non-interest income. Changes in fair value of AFS securities are recognized in accumulated OCI.

We compute the amortization and accretion of premiums and discounts on MBS using the constant effective interest (i.e., level yield) method over the estimated lives of the securities, based on anticipated prepayments. If a difference arises between the prepayments anticipated and actual prepayments received, we recalculate the effective yield to reflect actual payments to date and anticipated future payments. We compute the amortization and accretion of premiums and discounts on all non-MBS investment securities using the constant effective interest method to the contractual maturity of the securities.

Gains and losses on sales of securities are determined using the specific identification method and are included in non-interest income. Securities issued by government-sponsored enterprises (“GSE”) are not obligations of, and are not guaranteed by, the United States government.

Trading Securities

The following table presents the fair value of trading securities and weighted average yields as of the dates indicated:

	2006		2005
December 31,	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Government-sponsored enterprises	$447	4.81%	$986	4.80%
Consolidated obligations of other FHLBs	25	4.92%	25	4.55%

Total Non-MBS	472	4.81%	1,011	4.80%

Mortgage-backed securities:
Government-sponsored enterprises	33	4.81%	40	4.79%
Government-guaranteed	6	5.49%	8	4.49%
Privately issued MBS	21	6.41%	28	6.42%

Total MBS	60	5.43%	76	5.33%

Total trading securities	$532	4.88%	$1,087	4.83%

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

	Available-for-Sale				Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
Commercial paper	$-	$-	$-	$-	$1,367	$-	$-	$1,367
Government-sponsored enterprises	1,010	-	(7)	1,003	150	-	(1)	149
State or local housing agency obligations	-	-	-	-	65	-	-	65
Small Business Administration/ Small Business Investment Companies	-	-	-	-	656	-	-	656

Total non-MBS	1,010	-	(7)	1,003	2,238	-	(1)	2,237

Mortgage-backed securities:
Government-sponsored enterprises	70	-	(4)	66	5,560	22	(66)	5,516
Government-guaranteed	-	-	-	-	36	-	-	36
MPF Shared Funding	-	-	-	-	369	-	(16)	353
Privately issued MBS	2,025	3	-	2,028	3,712	19	(1)	3,730

Total MBS	2,095	3	(4)	2,094	9,677	41	(83)	9,635

Total	$3,105	$3	$(11)	$3,097	$11,915	$41	$(84)	$11,872

December 31, 2005
Commercial paper	$-	$-	$-	$-	$1,493	$5	$-	$1,498
Government-sponsored enterprises	980	-	(5)	975	149	-	(1)	148
State or local housing agency obligations	-	-	-	-	82	-	-	82
Small Business Administration/ Small Business Investment Companies	-	-	-	-	666	-	-	666

Total non-MBS	980	-	(5)	975	2,390	5	(1)	2,394

Mortgage-backed securities:
Government-sponsored enterprises	81	-	(4)	77	4,381	6	(72)	4,315
Government-guaranteed	-	-	-	-	56	-	-	56
MPF Shared Funding	-	-	-	-	417	-	(20)	397
Privately issued MBS	737	1	-	738	649	9	(1)	657

Total MBS	818	1	(4)	815	5,503	15	(93)	5,425

Total	$1,798	$1	$(9)	$1,790	$7,893	$20	$(94)	$7,819

The amortized cost of our MBS classified as AFS included net discounts of $1 million at December 31, 2005 and zero at December 31, 2006. The amortized cost of our MBS classified as HTM included net discounts of $7 million at December 31, 2006, and net premiums of $11 million at December 31, 2005.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Maturity Terms

The following table presents the amortized cost, fair value, and weighted average yield of AFS and HTM securities by contractual maturity as of December 31, 2006. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees.

	Available-for-Sale			Held-to-Maturity
December 31, 2006	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Year of Maturity
Due in one year or less	$431	$429	4.26%	$2,103	$2,102	5.31%
Due after one year through five years	570	565	4.55%	32	32	5.63%
Due after five years through ten years	9	9	4.34%	37	37	3.09%
Due after ten years	-	-	-	66	66	5.68%

Total non-MBS	1,010	1,003	4.42%	2,238	2,237	5.29%

Mortgage-backed securities:
Government-sponsored enterprises	70	66	4.64%	5,560	5,516	5.42%
Government guaranteed	-	-	-	36	36	5.30%
MPF Shared Funding	-	-	-	369	353	4.93%
Privately issued MBS	2,025	2,028	5.49%	3,712	3,730	5.81%

Total MBS	2,095	2,094	5.46%	9,677	9,635	5.55%

Total	$3,105	$3,097	5.13%	$11,915	$11,872	5.50%

Interest Rate Payment Terms

The following tables present the interest rate payment terms of AFS and HTM securities at amortized cost as of the dates indicated:

	Available-for-Sale Securities		Held-to-Maturity Securities
December 31,	2006	2005	2006	2005
Amortized cost of securities other than mortgage-backed securities:
Fixed-rate	$1,010	$980	$2,195	$846
Variable-rate	-	-	43	1,544
Mortgage-backed securities:	70	-	-	-
Pass-through securities:
Fixed-rate	-	81	2,374	2,299
Variable-rate	-	-	712	52
Collateralized mortgage obligations:
Fixed-rate	-	-	3,107	2,778
Variable-rate	2,025	737	3,484	374

Total	$3,105	$1,798	$11,915	$7,893

Unrealized Losses

We determine whether a decline in an individual security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis or sooner if a loss-triggering event occurs. We also determine whether other-than-temporary impairment has occurred if we are unable to collect all amounts due according to the contractual terms of a security not impaired at acquisition. We consider several factors when determining whether other-than-temporary impairment has occurred. These factors include, but are not limited to, the creditworthiness of the issuer and the underlying collateral, the length of time and extent that fair value has been less than amortized cost, and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If we determine that other- than-temporary impairment exists, the security is written down to its new cost basis and a loss is recognized in non-interest income.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following tables summarize AFS and HTM securities with unrealized losses as of the dates indicated:

December 31, 2006	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Government-sponsored enterprises	$431	$(3)	$572	$(4)	$1,003	$(7)
Mortgage-backed securities:
Government-sponsored enterprises	-	-	66	(4)	66	(4)

Total temporarily impaired	$431	$(3)	$638	$(8)	$1,069	$(11)

Held-to-Maturity Securities
Government-sponsored enterprises	$-	$-	$149	$(1)	$149	$(1)
Mortgage-backed securities:
Government-sponsored enterprises	1,089	(1)	2,202	(65)	3,291	(66)
MPF Shared Funding	-	-	353	(16)	353	(16)
Privately issued MBS	662	(1)	-	-	662	(1)

Total temporarily impaired	$1,751	$(2)	$2,704	$(82)	$4,455	$(84)

December 31, 2005	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Government-sponsored enterprises	$570	$(5)	$-	$-	$570	$(5)
Mortgage-backed securities:
Government-sponsored enterprises	77	(4)	-	-	77	(4)

Total temporarily impaired	$647	$(9)	$-	$-	$647	$(9)

Held-to-Maturity Securities
Government-sponsored enterprises	$148	$(1)	$-	$-	$148	$(1)
Mortgage-backed securities:
Government-sponsored enterprises	1,473	(12)	1,411	(60)	2,884	(72)
MPF Shared Funding	-	-	397	(20)	397	(20)
Privately issued MBS	83	(1)	-	-	83	(1)

Total temporarily impaired	$1,704	$(14)	$1,808	$(80)	$3,512	$(94)

Included in the $11 million of gross unrealized losses on AFS securities at December 31, 2006, was $8 million of unrealized losses that have existed for a period greater than 12 months. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position. In this regard, there were 32 investment securities in an unrealized loss position, of which, 13 are GSE MBS investment securities and nine are GSE non-MBS investment securities that have existed for a period of 12 months or more. The remaining 10 investment securities in an unrealized loss position are split evenly between GSE MBS investment securities and GSE non-MBS investment securities that have existed for a period of less than 12 months. The investment securities in an unrealized loss position are rated “AA” or better and the unrealized losses are due to overall increases in market interest rates and not to underlying credit concerns relating to the issuers.

Substantially all of the remaining securities with unrealized losses aged 12 months or more had a market value at December 31, 2006, that was within 97% of their respective amortized cost basis. We do not believe any other-than-temporary impairment existed with respect to our AFS investment securities during the years ended December 31, 2006 and 2005. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to recovery in market value during the current interest rate cycle.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Included in the $84 million of gross unrealized losses on HTM securities at December 31, 2006, was $82 million of unrealized losses that have existed for a period greater than 12 months. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. In this regard, there were 668 investment securities in an unrealized loss position of which 183 GSE MBS and 11 non-GSE investment securities have existed for a period of greater than 12 months. The remaining 474 investment securities are securities that have been in an unrealized loss position for a period of less than 12 months.

The investment securities in an unrealized loss position are rated “AA” or better and the unrealized losses are due to overall increases in market interest rates and not to underlying credit concerns relating to the issuers. In regards to loss severity, there were 11 HTM securities that had impairment of greater than 5% of their acquisition cost. The highest loss severity was 6% related to one MBS. Substantially all of the remaining investment securities with unrealized losses aged 12 months or more had a market value at December 31, 2006 that was within 97% of their respective amortized cost basis. We do not believe any other-than-temporary impairment existed with respect to our HTM investment securities during the years ended December 31, 2006 and 2005. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to maturity and we expect to collect all contractual principal payments and interest.

Gains and Losses on Investment Securities

The net gains (losses) on trading securities for the periods indicated were as follows:

For the years ended December 31,	2006	2005	2004
Net realized gain (loss)	$(18)	$(1)	$15
Net unrealized gain (loss)	1	(36)	(43)

Net gain (loss) on trading securities	$(17)	$(37)	$(28)

The realized gains and losses from sales of AFS securities for the periods indicated were as follows:

For the years ended December 31,	2006	2005	2004
Realized gain	$3	$1	$17
Realized loss	(6)	(4)	(39)

Net realized loss from sale of AFS securities	$(3)	$(3)	$(22)

Note 7 – Advances

We issue advances to members and such advances are carried at amortized cost. We amortize premiums and accrete discounts on advances as a component of interest income using the level yield method. Advances that qualify for fair value hedge accounting are adjusted for changes in fair value due to the hedged risk.

We issue putable fixed rate advances in which we have the right to exercise a put option in whole or in part after a predefined lockout date at par, upon five business days notice. In the event we exercise the put option, the related advance is extinguished through one of the following options:

•	repayment by the member,

•	replacement with our funding, which we offer to the member, subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest),

•	in the absence of any action by the member, replacement by an open-line advance, subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest), or

•	other settlement if replacement funding is not available pursuant to the terms of our credit policy.

We also issue advances which are callable at the member’s option such that a member may repay the advance on predetermined call dates without incurring prepayment fees. Other advances may only be repaid by paying a prepayment fee that makes us financially indifferent to the prepayment of the advance. We charge our members a prepayment fee when they prepay certain advances before the original maturity date. We record prepayment fees, net of SFAS 133 hedging adjustments included in the book basis of the advance, as a component of advance interest income on the statements of income. We recognized prepayment fees of $8 million, $1 million, and $5 million for the years ended December 31, 2006, 2005, and 2004.

In cases where a new advance is issued concurrently or shortly after the prepayment of an existing advance, we determine whether the new advance represents a modification to the original terms of the prepaid advance or whether the prepayment represents an extinguishment. If the new advance represents a modification to the prepaid advance, the net of the prepayment fee and SFAS 133 hedging adjustments are deferred and amortized over the life of the modified advance as a component of advance

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

interest income. If prepayment of the advance represents an extinguishment, the net amount of the prepayment fee and SFAS 133 hedging adjustments are immediately recognized into interest income.

Interest Rate Payment Terms - The following table presents our advances by advance type as of the dates indicated:

December 31,	2006	2005
Fixed-rate non-callable/putable	$15,105	$15,315
Fixed-rate putable	4,171	4,209
Fixed-rate callable	100	100
Variable-rate	5,546	3,504
Variable-rate callable	371	420
Open line variable-rate	425	1,176
Fixed amortizing	155	172
Floating to fixed	368	55

Total par value of advances	$26,241	$24,951
SFAS 133 hedging adjustments	(62)	(30)

Total	$26,179	$24,921

At December 31, 2006 and 2005, we had advances outstanding at interest rates ranging from 1.97% to 8.47% and 1.56% to 8.47%. The following table presents our advances by redemption term, including year of contractual maturity (and weighted average interest rate), year of maturity or next put date for putable advances, and year of maturity or next call date for callable advances:

	2006				2005
December 31,	Contractual Maturity	Weighted Average Interest Rate	Next Maturity/ Put Date	Next Maturity/ Call Date	Contractual Maturity	Weighted Average Interest Rate	Next Maturity/ Put Date	Next Maturity/ Call Date
Due in one year or less	$10,256	4.71%	$13,009	$10,291	$9,233	3.55%	$11,828	$9,338
Due after one year through two years	3,990	4.61%	4,412	3,957	5,043	3.93%	5,432	5,015
Due after two years through three years	2,752	4.76%	2,489	2,750	3,395	4.36%	2,764	3,318
Due after three years through four years	2,609	4.15%	2,514	2,909	1,389	4.11%	902	1,389
Due after four years through five years	2,480	5.12%	2,448	2,230	2,681	3.85%	2,318	2,681
Thereafter	4,154	4.47%	1,369	4,104	3,210	4.34%	1,707	3,210

Total par value	26,241	4.64%	$26,241	$26,241	24,951	3.90%	$24,951	$24,951

SFAS 133 hedging adjustments	(62)				(30)

Total	$26,179				$24,921

Security Terms - We lend to financial institutions in Illinois and Wisconsin involved in housing finance, in accordance with federal statutes, including the FHLB Act. We are required by statute to obtain sufficient collateral on advances to protect against losses. We accept certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. However, CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans under the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”). Our capital stock owned by borrowing members is also pledged as additional collateral on advances. We comply with the FHLB Act, which requires that our aggregate advances to any single member not exceed 20 times the amount paid by that member for capital stock. At December 31, 2006 and 2005, we had rights to collateral

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

with an estimated liquidation value in excess of the total par value of outstanding advances.

Based upon the financial condition of the member, we either: allow a member to retain physical possession of the collateral assigned to us, provided that the member executes a written security agreement, agrees to hold the collateral for our benefit and subject to our direction and control, and we have perfected the security interest in such collateral; or require the member to specifically assign or place physical possession of the collateral with us or our safekeeping agent.

Beyond these provisions, Section 10(e) of the FHLB Act affords any security interest granted to us by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by an actual bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Some of our advances are concentrated with commercial banks and thrift members that individually borrowed 10% or more of our total advances. At December 31, 2006 and 2005, we had advances of $4.4 billion and $3.1 billion outstanding to one member institution, which represented 17% and 12% of total advances outstanding. The interest income from advances to this member institution was $137 million, $84 million, and $90 million during the years ended December 31, 2006, 2005, and 2004. We held sufficient collateral to cover the advances to this institution, and we do not expect to incur any credit losses on these advances.

Note 8 - MPF Loans Held in Portfolio

We invest in mortgage loans through the MPF Program, which is a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from or through PFIs and purchase participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”). Effective March 1, 2006, we no longer enter into agreements to purchase participations in new Master Commitments of other FHLBs. However, we have pre-existing contractual obligations that could result in our acquiring additional participation interests. MPF Loans are held for investment and are carried at amortized cost. MPF Loans that qualify for fair value hedge accounting are recorded at their carrying amount, adjusted for changes in fair value due to the hedged risk.

Effective January 1, 2004, we changed our method of accounting for premiums and discounts and other deferred loan origination fees under SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”). In accordance with SFAS 91, we defer and amortize agent fees and premiums and discounts paid to and received from our PFIs as a component of interest income over the contractual life of the MPF Loan. Historically, we deferred and amortized agent fees and premiums and discounts paid to and received from our PFIs as a component of interest income over the estimated lives of the related MPF Loans. Actual prepayment experience and estimates of future principal repayments were used in calculating such estimated lives.

We changed to the contractual method, which recognizes the income effects of premiums and discounts in a manner that is consistent with the actual behavior of the underlying MPF Loans and reflects the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. We believe this method is preferable because it relies less than the previous method on the use of estimates inherent in calculating the weighted average lives that are used to determine the loan pool amortization periods. As a result, the contractual method does not create income volatility related to estimated changes but instead reflects volatility related to actual loan behavior.

As a result of implementing the change in accounting for amortization and accretion from the retrospective method to the contractual maturity method, we recorded a cumulative effect of a change in accounting principle effective to January 1, 2004, which resulted in an increase to earnings of $41 million, before Resolution Financing Corporation (“REFCORP”) and Affordable Housing Program (“AHP”) assessments.

We record extension fees for mandatory delivery commitments (“Delivery Commitments”) in other non-interest income as they are earned. Extension fees are received when a PFI requests to extend the period of the Delivery Commitment beyond the original stated maturity. We record Delivery Commitment pair-off and price adjustment fees in derivatives and hedging activities on the statements of income. Pair-off fees are received when the amount funded is less than a specified percentage of the Delivery Commitment amount and price adjustment fees are received when the amount funded is greater than a specified percentage of the Delivery Commitment amount.

For conventional MPF Loan products, PFIs assume or retain a portion of the credit risk on the MPF Loans they cause to be funded by or they sell to an MPF Bank. PFIs provide credit enhancement (“CE Amount”) either through a direct liability to pay credit losses up to a specified amount

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

or through a contractual obligation to provide supplemental mortgage insurance. The PFI’s CE Amount covers losses for MPF Loans under a master commitment in excess of the MPF Bank’s first loss account (“FLA”).

Our credit risk on MPF Loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s credit enhancement protection (“CEP Amount”). Under the MPF Program, the PFI’s CEP Amount may, in addition to the CE Amount, take the form of a contingent performance based credit enhancement fee (“CE Fee”) whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement and further, that we may request additional collateral to secure the PFI’s obligations.

We pay PFIs a CE Fee as an incentive to minimize credit losses, to share the risk of loss on MPF Loans and to pay for SMI. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loan. Any CE Fees we pay to a PFI are recorded as an offset to interest income from MPF Loans. For some MPF Products, the CE Fees are performance based, in that the CE Fee is reduced by the amount of losses allocated to a Master Commitment up to the amount of the FLA. To the extent the losses in the current month exceed any performance based CE Fees accrued, the remaining losses may be recovered from future performance CE Fees payable, if any, to the PFI.

MPF Program expense is limited to master servicing fees paid to our vendor for master servicing, custodian fees paid to our master custodian for the MPF Program, participation fees paid to the FHLB of Des Moines, fees paid to other vendors, and losses/(gains) on loans repurchased by PFIs due to failure to meet MPF eligibility requirements.

The following table presents MPF Loan information as of the dates indicated:

December 31,	2006	2005
MPF Loans - single-family mortgages
Fixed-rate medium term: [1]
Conventional	$12,605	$14,468
Government [3]	328	394

Total fixed-rate medium term	12,933	14,862

Fixed rate long term: [2]
Conventional	19,890	21,167
Government [3]	4,890	5,771

Total fixed-rate long term	24,780	26,938

Total par value of MPF Loans	37,713	41,800
Agent fees, premium (discount)	211	261
Loan commitment basis adjustment	(14)	(14)
SFAS 133 hedging adjustments	34	(41)
Receivable from future performance CE Fees	1	-
Allowance for loan losses	(1)	(1)

Total MPF Loans held in portfolio, net	$37,944	$42,005

[1]	Medium term is defined as a MPF Loan that has a contractual maturity of 15 years or less.
[2]	Long term is defined as a MPF Loan that has a contractual maturity of greater than 15 years.
[3]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

MPF Loans are placed on non-performing status when it is determined that the collection of interest or principal is doubtful or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection. We do not place MPF Loans on non-performing status where losses are not expected to be incurred as a result of the PFI’s CEP Amount. Specifically, such MPF Loans are considered well secured and in the process of collection, since the credit enhancements are from financially responsible PFIs and a mechanism is in place to recoup losses. For example, we can withhold performance CE Fees or receive direct payment from the PFIs under the CEP Amount. When an MPF Loan is placed on non-performing status, accrued but uncollected interest is reversed against interest income. Subsequent accruals and amortization are discontinued. We record cash payments received on non-performing MPF Loans as a reduction of principal with any remainder reported in interest income. At December 31, 2006 and 2005, we had $6 million and $15 million of MPF Loans on non-performing status.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

MPF Loans that are on non-performing status and that are viewed as collateral dependent loans are considered impaired. Impaired MPF Loans are viewed as collateral dependent loans when repayment is expected to be provided solely by the sale of the underlying property and there are no other available and reliable sources of repayment. Renegotiated MPF Loans are those for which concessions, such as the deferral of interest or principal payments, have been granted as a result of deterioration in the borrower’s financial condition. MPF Loans may be renegotiated by the PFI acting in its role of servicer in accordance with the PFI Agreement. Renegotiated MPF Loans are also considered impaired.

The following table presents impaired MPF Loans as of the dates indicated:

December 31,	2006	2005
Impaired MPF Loans with an allowance	$-	$-
Impaired MPF Loans without an allowance [1]	3	7

Total Impaired MPF Loans	$3	$7

Allowance for Impaired MPF Loans under SFAS 114	$-	$-

[1]	An MPF Loan would be considered impaired but would not require an allowance in cases where the portion attributed to the loss has already been charged off.

The average balance of impaired MPF Loans was $5 million, $6 million, and $5 million for the years ended December 31, 2006, 2005, and 2004. Interest income recognized on impaired MPF Loans was less than $1 million for each of the three years ended December 31, 2006, 2005, and 2004.

We evaluate whether to record a charge-off on an MPF Loan upon the occurrence of a confirming event. Confirming events include the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure. A charge-off is recorded if the fair value of the underlying collateral, less estimated selling costs, is less than the carrying amount of the MPF Loan after considering the CEP Amount.

Where assets have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures, MPF Loans are reclassified to real estate owned in other assets. Real estate owned is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm’s-length transaction. If the fair value of the real estate owned is less than the recorded investment in the MPF Loan at the date of transfer, we recognize a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other non-interest income. At December 31, 2006 and 2005, we had $21 million and $14 million of MPF Loans that have been recorded as real estate owned.

Note 9 - Allowance for Loan Losses

We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses, and to accept as collateral for advances only certain United States government or government agency securities, residential mortgage loans, deposits with the Bank, and other real estate-related and CFIs’ assets. At December 31, 2006 and 2005, we had a security interest in collateral, either loans or securities, on a member-by-member basis, with an estimated liquidation value in excess of outstanding advances. We have not recorded any allowance for loan losses on our advances.

Our allowance for loan losses on MPF Loans is based on management’s estimate of loan losses inherent in our MPF Loan portfolio as of the balance sheet date. We perform periodic reviews of our portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Our measurement of the allowance for loan losses consists of (i) reviewing specifically identified loans; (ii) reviewing homogenous pools of residential mortgage loans; and (iii) estimating credit losses in the remaining portfolio. The estimation of credit losses in the remaining MPF Loan portfolio involves assessing the impact of current economic trends and specific events on the allowance for loan losses and assessing a factor for the margin for imprecision. The margin for imprecision is a factor added to the allowance for loan losses that recognizes the imprecise nature of the measurement process. For example, the application of migration analysis and the determination of the historical loss rates are not precise estimates. The actual loss that may occur may be more or less than the estimated loss for a specific MPF Loan.

We modified our allowance for loan loss methodology during the year ended December 31, 2005 to factor in recoverability under primary mortgage insurance (“PMI”), supplemental mortgage insurance (“SMI”), Federal Housing Administration (“FHA”) or Department of Housing and Urban Development (“HUD”) insurance, and Department of Veterans Affairs (“VA”) or Rural Housing Service of the

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Department of Agriculture (“RHS”) guarantees, in addition to our ability to withhold future performance based CE Fees.

Our review of specifically identified loans related to our allowance for loan loss determination involves the identification of collateral dependent loans. Collateral dependent loans are treated separately from the remaining MPF Loans since sufficient information exists to make a reasonable estimate of the inherent loss for such MPF Loans on an individual loan basis. The fair value less estimated selling costs is determined by the historical 12 month moving average loss rate for the entire MPF Loan portfolio.

The review of homogenous pools of MPF Loans involves segmenting MPF Loans for credit risk analysis by MPF Loan product and by individual Master Commitment. Migration analysis is applied to MPF Loans that are past due. Migration analysis is a methodology for determining, through our experience over a historical period, the rate of loss incurred on pools of similar loans.

We apply migration analysis to MPF Loans that are 30, 60, 90, and 180 days past due as well as to loans 60 days past due following receipt of notice of filing from the bankruptcy court. We then determine how many MPF Loans in these categories may migrate to foreclosure status and apply a loss factor that represents the 12 month moving average historical loss rate. CE Amounts provided by the PFI or PMI and SMI provided by insurers are factored into the allowance for loan loss determination, provided collection from the PFI or insurance companies is determined to be probable. Specifically, any potential losses that would be recovered under the PMI, SMI, and CE Amount, as well as FHA and HUD insurance and VA and RHS guarantees are not reserved for as part of our allowance for loan loss process. In such cases, we do not record a charge-off to the allowance for loan losses when losses occur or record a recovery to the allowance for loan losses for any cash payments received from PFIs related to the CE Amount, under the PMI or SMI policy, FHA / HUD insurance, RHS / VA guarantees, or amounts withheld related to performance based CE Fees.

The following table presents the changes in the allowance for loan losses on MPF Loans for the periods indicated:

For the years ended December 31,	2006	2005	2004
Balance, beginning of year	$1	$5	$5
Chargeoffs	-	(1)	(1)
Recoveries	-	-	1

Net	-	(1)	-

Release of allowance for loan losses	-	(3)	-

Balance, end of year	$1	$1	$5

Note 10 - Software and Equipment

We record software and equipment at cost, less accumulated depreciation and amortization. The accumulated depreciation and amortization related to software and equipment was $72 million and $56 million at December 31, 2006 and 2005. We compute depreciation and amortization on the straight-line method over the estimated useful lives defined below.

We capitalize external and internal software costs that are eligible to be capitalized during the application development stage of a computer software project. The costs of computer software developed or obtained for internal use are amortized over a three year period on a straight-line basis. For each module or component of a software project, amortization begins when the computer software is ready for its intended use, regardless of whether the software will be placed in service in planned stages that may extend beyond a reporting period.

Computer software is impaired when the carrying amount of the asset exceeds its fair value. An impairment loss on internal-use computer software is recognized only if its carrying amount is not recoverable. If the internal-use computer software is not expected to provide us with any service potential, it is accounted for as if abandoned or held for disposal. In such cases, the computer software is reported at the lower of the carrying amount or fair value, if any, less costs to sell. Impairment is assessed at least annually or sooner if a triggering event occurs. Impairment losses are classified in other non-interest expense.

On October 18, 2005, we amended our Written Agreement with the Finance Board. As a result of this change in the regulatory environment, we re-evaluated our business opportunities and strategies as they related to the MPF Program. We determined that certain internal-use computer software had become impaired due to management’s decision to abandon software being developed to support a new line of business related to servicing. An impairment

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

write-down of $10 million was identified and recognized in other non-interest expense in the fourth quarter of 2005. At December 31, 2006 and 2005, we had $45 million and $41 million in unamortized computer software costs. Amortization of computer software costs charged to expense was $14 million, $16 million, and $12 million for the years ended December 31, 2006, 2005, and 2004.

Computer hardware is depreciated over three years and equipment over five years. Leasehold improvements and major renewals contemplated at the beginning of the lease are capitalized and amortized on a straight-line basis over 10 years or the remaining term of the lease, whichever is shorter. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are capitalized and amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Ordinary maintenance and repairs are expensed as incurred. We include gains and losses on disposal of software and equipment in other non-interest income.

Note 11 – Deposits

We offer demand, overnight, and short-term interest bearing deposit programs for members and qualifying non-members. The weighted average interest rates paid on the average interest-bearing deposits were 4.93%, 3.10%, and 1.21% during the years ended December 31, 2006, 2005, and 2004. In addition, PFIs that service MPF Loans must deposit with us funds collected in connection with certain MPF Loans pending disbursement of such funds to the owners of the MPF Loans. These items are classified as non-interest bearing deposits on the statements of condition. If the PFI is a member of another FHLB, then the PFI’s respective FHLB must maintain these deposits on its behalf. We pledged to the FDIC securities of $33 million and $30 million as of December 31, 2006 and 2005, related to amounts the FDIC has deposited with us.

The following table presents our interest bearing and non-interest bearing deposits as of the dates indicated:

December 31,	2006	2005
Interest bearing deposits:
Demand and overnight	$1,243	$663
Term	95	51
Deposits from other FHLBs for MPF Program	11	12
Other	30	225
Non-interest bearing deposits	114	106

Total deposits	$1,493	$1,057

Note 12 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are carried at amortized cost. We have delivered securities sold under agreements to repurchase to a primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, we must deliver additional securities to the dealer. Assets, comprised of investment securities, having a carrying value of $1.3 billion, were pledged as collateral for repurchase agreements for each year ended December 31, 2006 and 2005, all of which was permitted to be sold or repledged by the secured party for each year.

Note 13 - Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBs and consist of consolidated bonds and discount notes. Consolidated obligations are carried at amortized cost. Dealers are paid a concession fee in connection with the sale of consolidated obligation bonds. Concession fees are allocated to us from the Office of Finance based upon the percentage of the debt issued that we have assumed. Concession fees are recorded as a deferred charge in other assets. Unamortized concession fees were $36 million and $34 million at December 31, 2006 and 2005.

Premiums, discounts, and concession fees on callable consolidated obligations are amortized as interest expense over the estimated life of the consolidated obligations under the level-yield method. For non-callable and zero-coupon consolidated obligations, we amortize premiums, discounts, and concession fees on a level-yield basis to contractual maturity. Concession fee amortization totaled $16 million, $14 million, and $20 million for the years ended December 31, 2006, 2005, and 2004.

We derecognize a consolidated obligation only if it has been extinguished in the open market or transferred to another FHLB. We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. Specifically, the release is made effective by the Office of Finance recording the transfer in its records. The Office of Finance provides release by acting within the confines of the Finance Board regulations that govern the determination of which FHLB is the primary obligor. The FHLB assuming the consolidated obligation becomes the primary obligor because it now is directly responsible for repaying the debt. We continue to disclose the transferred debt as a contingent liability because we still have a joint and several liability with respect to repaying the transferred consolidated obligation.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

An extinguishment gain or loss is recorded for the difference between the reacquisition price and the net carrying amount of the extinguished consolidated obligation and is recognized in other non-interest income. The gain or loss recognized on debt that is extinguished if it has been transferred to another FHLB is shown separately as a component of non-interest income. The accounting treatment of our derivative hedges, resulting from the extinguishment of our debt, is to include the cumulative basis adjustment from previous and current fair value hedge relationships accounted for under SFAS 133 in the extinguishment gain or loss determination. Additionally, amounts deferred in OCI from previously anticipated debt issuance hedges under SFAS 133 would also be immediately recognized into earnings and included in net realized and unrealized (loss) gain on derivatives and hedging activities. See “Note 24 – Transactions with Related Parties and Other FHLBs” for more information on the transfer of consolidated obligations to other FHLBs.

The FHLBs issue consolidated obligations through the Office of Finance as their agent. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBs. Usually, the maturity of consolidated bonds range from one year to 15 years, but they are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. Discount notes are issued at less than their face amount and redeemed at par value when they mature.

The Finance Board, at its discretion, may require an FHLB to make principal or interest payments due on any consolidated obligation. Although it has never occurred, to the extent that an FHLB makes a payment on a consolidated obligation on behalf of another FHLB, the paying FHLB would be entitled to a reimbursement from the non-complying FHLB. If the Finance Board determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the Finance Board may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLB’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may prescribe, even in the absence of a default event by the primary obligor.

The par value of outstanding consolidated obligation bonds and discount notes for the 12 FHLBs, including consolidated obligations held by us and the other FHLBs, was $952 billion and $937 billion at December 31, 2006 and 2005. Regulations require the FHLBs to maintain, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets include: cash, secured advances, securities with an assessment or rating at least equivalent to the current assessment or rating of the FHLB consolidated obligations; the obligations, participations, mortgages, or other securities of or issued by the United States government or certain agencies of the United States government; mortgages that have any insurance or commitment for insurance from the United States government or its agencies; and such securities as fiduciary and trust funds may invest in under the laws of the state in which each FHLB is located.

Our leverage limit is based on a ratio of assets to capital rather than a ratio of liabilities to capital. See “Note 16 – Capital Stock and Mandatorily Redeemable Capital Stock.”

General Terms - Consolidated obligations are issued with either fixed- or floating-rate payment terms that may use a variety of indices for interest rate resets including, the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), and others. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and floating-rate bonds may also contain certain embedded features, which may result in complex coupon payment terms and call features. When such consolidated obligations are issued, we concurrently enter into an interest rate swap containing offsetting features that effectively convert the terms of the bond to a variable-rate bond tied to an index or a fixed-rate bond.

Consolidated obligation bonds, beyond having fixed-rate or floating-rate payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

Callable Bonds - Callable bonds redeemable in whole, or in part, at our discretion on predetermined call dates.

Zero-Coupon Bonds - Long-term discounted bonds that earn a fixed yield to maturity or to the optional principal redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if exercised prior to maturity.

Step-Up Bonds - Bonds that pay interest at increasing fixed rates for specified intervals over their life. These bonds are generally callable at our option on the step-up dates.

Inverse Floating Bonds - The coupon rate on these bond increases as an index declines and decreases as an index rises.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Interest Rate Payment Terms - The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

December 31,	2006	2005
Consolidated obligation bonds:
Fixed-rate non-callable	$37,119	$34,342
Fixed-rate callable	29,656	25,887
Variable-rate	517	517
Zero coupon	2,150	2,050
Step-up	160	160
Inverse floating-rate	50	50

Total par value	69,652	63,006
Bond discounts, net	(1,514)	(1,451)
SFAS 133 hedging adjustments	(394)	(437)

Total consolidated obligation bonds	$67,744	$61,118

Discount Notes – The following table summarizes our consolidated discount notes outstanding, for which we were the primary obligor as of the dates indicated. All such discount notes are due within one year.

December 31,	2006	2005
Par value	$11,226	$16,865
Book value	$11,166	$16,778
Weighted average interest rate at year-end	5.04%	4.00%
Daily average outstanding for the year ended	$14,846	$16,628

Redemption Terms - The following table presents our consolidated obligation bonds, for which we are the primary obligor, by redemption term, including year of contractual maturity (and weighted average interest rate) and year of maturity or next call date for callable bonds:

	2006			2005
December 31,	Contractual Maturity	Weighted Average Interest Rate	Next Maturity / Call Date	Contractual Maturity	Weighted Average Interest Rate	Next Maturity / Call Date
Due in one year or less	$10,772	3.80%	$20,897	$11,697	2.79%	$18,982
Due after one year through two years	11,630	4.09%	11,520	10,452	3.72%	12,262
Due after two years through three years	9,150	4.69%	6,660	9,279	3.76%	7,024
Due after three years through four years	9,384	4.77%	8,304	5,537	4.23%	4,654
Due after four years through five years	6,593	5.16%	4,361	7,240	4.61%	5,110
Thereafter	22,123	4.75%	17,910	18,801	4.55%	14,974

Total par value	69,652	4.53%	$69,652	63,006	3.95%	$63,006

Bond premiums	49			51
Bond discounts	(1,563)			(1,502)
SFAS 133 hedging adjustments	(394)			(437)

Total consolidated obligation bonds	$67,744			$61,118

Note 14 – Subordinated Notes

On June 13, 2006, we issued $1 billion of subordinated notes which mature on June 13, 2016. Moody’s and S&P rated the subordinated notes “Aa2” and “AA”-. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank. The subordinated notes are unsecured obligations and rank junior in priority of payment to our “senior liabilities.” Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

Senior liabilities do not include our existing and future liabilities related to payments of “junior equity claims” (all such payments to, and redemptions of shares from, holders of our capital stock being referred to as “junior equity claims”) and payments to, or redemption of shares from, any holder of our capital stock that is barred or required to be deferred for any reason, such as noncompliance with

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

any minimum regulatory capital requirement applicable to us. Also, senior liabilities do not include any liability that, by its terms, expressly ranks equal with or junior to the subordinated notes. Pursuant to an order of the Finance Board, we will not make any payment to, or redeem shares from, any holder of capital stock which we are obligated to make, on or after any applicable interest payment date or the maturity date of the subordinated notes unless we have paid, in full, all interest and principal due in respect of the subordinated notes on a particular date.

The subordinated notes may not be redeemed, in whole or in part, prior to maturity, and do not contain any provisions permitting holders to accelerate the maturity thereof on the occurrence of any default or other event. The subordinated notes were issued at par, and accrue interest at a rate of 5.625% per annum. Interest is payable semi-annually in arrears on each June 13 and December 13, commencing December 13, 2006. We will defer interest payments if five business days prior to any interest payment date we do not satisfy any minimum regulatory leverage ratio then applicable to us.

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2006, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

The Finance Board has granted approvals and waivers to allow us to include a percentage of the outstanding principal amount of the subordinated notes (“Designated Amount”) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of MBS and unsecured credit, subject to phase-outs beginning in the sixth year following issuance, as follows:

Time Period	Percentage of Designated Amount	Designated Amount Included
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 through June 13, 2012	80%	800
June 14, 2012 through June 13, 2013	60%	600
June 14, 2013 through June 13, 2014	40%	400
June 14, 2014 through June 13, 2015	20%	200
June 14, 2015 through June 13, 2016	0%	-

Note 15 - Assessments

Affordable Housing Program - The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains provisions for the establishment of an AHP by each FHLB. Each FHLB provides subsidies in the form of direct grants for members who use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under FASB Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation established by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our income and recognize an AHP liability. As subsidies are provided, the AHP liability is relieved.

If the result of the aggregate 10% calculation described above is less than $100 million for all 12 FHLBs, the Finance Board will allocate the shortfall among the FHLBs

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

based on the ratio of each FHLB’s regulatory income to the sum of the regulatory income of the 12 FHLBs. There was no shortfall in the years ended December 31, 2006, 2005 or 2004. If we have a loss, a credit is recorded. This credit can be used to apply for a refund for previous amounts paid, reimbursed from other FHLBs that had income, or carried forward against future income. For the years ended December 31, 2006, 2005, and 2004, all AHP subsidies were provided in the form of direct grants.

Resolution Funding Corporation - Although we are exempt from ordinary federal, state, and local taxation except for local real estate taxes, we are required to make payments to REFCORP. Each FHLB is required to pay 20% of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis. The Office of Finance has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLB provides its net income before AHP and REFCORP assessments to the Office of Finance, which then performs the calculations for each quarter end.

The FHLBs will continue to expense these amounts until the aggregate amounts actually paid by all FHLBs are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, will select the appropriate discounting factors to be used in this annuity calculation. The FHLBs use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by the FHLBs is not determinable at this time due to the interrelationships of all future FHLBs’ earnings and interest rates.

If we experienced a net loss during a quarter, but still had net income for the year, our obligation to REFCORP would be calculated based on our year-to-date net income. We would be entitled to a refund of amounts paid for the full year that were in excess of our calculated annual obligation. If we had net income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experienced a net loss for a full year, we would have no obligation to REFCORP for that year.

The Finance Board is required to extend the term of our obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment by all FHLBs combined is below $75 million. The FHLBs’ aggregate payments through 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term, satisfying $3 million of the $75 million scheduled payment for the second quarter of 2015 and all scheduled payments thereafter. This date assumes that the FHLBs will pay exactly $300 million annually after December 31, 2006, until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBs fall short of $75 million in a future quarter. The maturity date of the REFCORP obligation may also be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBs exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of the Treasury.

The table below summarizes the changes in the assessments payable for the periods indicated:

	Affordable Housing Program			Resolution Funding Corporation
For the years ended December 31,	2006	2005	2004	2006	2005	2004
Balance, beginning of year	$78	$82	$72	$12	$43	$33
Period accrual	21	28	41	47	61	91
Cash disbursements	(36)	(32)	(31)	(50)	(92)	(81)

Balance, end of year	$63	$78	$82	$9	$12	$43

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 16 – Capital Stock and Mandatorily Redeemable Capital Stock

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires us to create a new capital structure. Until such time as we fully implement a new capital plan, the pre-GLB Act capital rules remain in effect. Under the pre-GLB Act rules, members are required to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year-end or 5% of their outstanding advances from us, with a minimum purchase of $500. Members may hold capital stock in excess of the foregoing statutory requirement (“voluntary capital stock”). Member required capital stock can become voluntary capital stock when a member’s capital stock requirement decreases either in connection with a reduction of its outstanding advances or its mortgage related assets. Effective March 15, 2005, we no longer allow members to purchase new shares of capital stock unless the purchase is necessary for the member to meet its minimum capital stock holding requirement.

Members are permitted to sell or transfer capital stock to other members at par value with our and the Finance Board’s approval. Capital stock outstanding under the pre-GLB Act capital rules is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements.

We are currently subject to minimum regulatory leverage and other regulatory capital requirements pursuant to pre-GLB Act Finance Board capital regulations and our Written Agreement with the Finance Board. Once we implement our new capital plan, we will be subject to post-GLB Act regulatory leverage ratio and risk-based capital requirements.

Written Agreement Regulatory Capital Ratio and Aggregate Regulatory Capital Stock and Subordinated Notes Requirements: Our Written Agreement with the Finance Board, which originally required that we maintain a minimum regulatory capital ratio of 5.1%, has been amended three times to adjust our minimum regulatory capital requirements.

On October 18, 2005, we entered into Amendment No. 1 to our Written Agreement which reduced our minimum regulatory capital ratio from 5.1% to 4.5% and added a requirement that we maintain an aggregate amount of paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) of $3.978 billion.

On April 18, 2006, we entered into Amendment No. 2 to our Written Agreement which reduced the minimum regulatory capital stock requirement by $204 million from $3.978 billion to $3.774 billion.

On June 6, 2006, we entered into Amendment No. 3 to our Written Agreement which became effective on June 13, 2006, upon receipt of proceeds from our subordinated note issuance. Under Amendment No. 3, we are currently subject to a regulatory capital ratio requirement (which generally supersedes the regulatory leverage requirement that would otherwise apply) and to a minimum regulatory capital stock and subordinated notes requirement. Under Amendment No. 3, we must maintain both: (i) a ratio of the sum of our regulatory capital stock, plus retained earnings, plus the face value of the outstanding subordinated notes in the Designated Amount to our total assets of at least 4.5%, and (ii) an aggregate amount of regulatory capital stock plus the face value of the outstanding subordinated notes in the Designated Amount of at least $3.500 billion.

Regulatory Leverage Limit: Under Finance Board regulations, we are currently subject to a leverage limit that provides that our total assets may not exceed 25 times our total regulatory capital stock, retained earnings, and reserves, provided that non-mortgage assets (after deducting the amounts of deposits and capital) do not exceed 11% of such total assets. For purposes of this regulation, non-mortgage assets means total assets less advances, acquired member assets, standby letters of credit, derivative contracts with members, certain MBS, and other investments specified by the Finance Board. This requirement may also be viewed as a percentage regulatory capital ratio where our total regulatory capital stock, retained earnings, and reserves must be at least 4% of our total assets.

If we are unable to meet the foregoing requirement based on our asset composition, we would still be able to remain in compliance with the leverage requirement so long as our total assets did not exceed 21 times total regulatory capital stock, retained earnings, and reserves (that is, our total regulatory capital stock, retained earnings, and reserves must be at least 4.76% of our total assets). We currently do not factor in any reserves when calculating our Regulatory Leverage Limit (defined below).

The two alternative regulatory leverage limits discussed in the two preceding paragraphs, as may be individually applicable to us from time to time, are referred to as the “Regulatory Leverage Limit.” We are permitted to include the Designated Amount of subordinated notes, as discussed above, when calculating compliance with the applicable Regulatory Leverage Limit. The Regulatory Leverage Limit

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

is currently superseded by the regulatory capital ratio requirement and minimum regulatory capital stock and subordinated notes requirement under the Written Agreement. At such time as the Written Agreement is terminated, or otherwise amended to remove or modify the provisions imposing either or both (i) the regulatory capital ratio requirement and (ii) the minimum regulatory capital stock and subordinated notes requirement, as applicable at a particular time, or such provision or provisions are otherwise superseded, the Regulatory Leverage Limit would become the binding capital constraint applicable to us until we convert and become subject to the leverage, total capital to assets, and risk-based capital requirements established pursuant to the GLB Act.

The following table presents our five largest member holdings of capital stock (including mandatorily redeemable capital stock) outstanding at the dates indicated:

December 31,	2006		2005
	Capital Stock	% of Total	Capital Stock	% of Total
LaSalle Bank, N.A.	$230	8.8%	$311	7.8%
One Mortgage Partners Corp. [1]	172	6.6%	306	7.7%
Mid America Bank, FSB	146	5.6%	166	4.2%
Associated Bank, N.A.	121	4.7%	195	4.9%
M&I Marshall & llsley Bank	120	4.6%	n/a	n/a
State Farm Bank, FSB	n/a	n/a	171	4.3%
All other members	1,812	69.7%	2,832	71.1%

Total regulatory capital stock	2,601	100.0%	3,981	100.0%

Less mandatorily redeemable capital stock [2]	(14)		(222)

Capital stock per statements of condition	$2,587		$3,759

Total regulatory capital stock [2]	$2,601		$3,981
Designated Amount of subordinated notes	1,000		-

Regulatory capital stock plus Designated Amount of subordinated notes[3]	3,601		3,981
Retained earnings	606		525

Total regulatory capital	$4,207		$4,506

Total capital per statements of condition	$3,083		$4,138

Voluntary capital stock	$912		$2,331

Voluntary capital stock as a percentage of total regulatory capital	21.7%		51.7%

n/a	Not applicable as amount does not fall within the five largest capital stockholders.
[1]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[2]

Mandatorily redeemable capital stock is recorded as a liability in the accompanying statements of condition but is included in regulatory capital stock and in the calculation of the regulatory capital and leverage ratios.

[3]

Under Amendment No. 3 to our Written Agreement, which became effective June 13, 2006, we are required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.500 billion.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table summarizes our regulatory capital requirements as a percentage of total assets:

	Standard Regulatory Capital Requirement [1]	Regulatory Capital Requirement per Written Agreement
		Requirement		Actual
		Ratio [2]	Amount	Ratio	Amount
December 31, 2006	$3,469	4.5%	$3,902	4.9%	$4,207

December 31, 2005	3,414	4.5%	3,841	5.3%	4,506

[1]

The regulatory capital ratio required by Finance Board regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0%; provided that its non-mortgage assets (defined as: total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts, certain MBS, and other investments specified by Finance Board regulation) are not greater than 11% of the FHLB’s total assets on an average monthly basis. If non-mortgage assets are greater than 11% of the FHLB’s total assets, the Finance Board regulations require a regulatory capital ratio of 4.76%.

[2]

Amendment No. 1 to our Written Agreement reduced the regulatory capital ratio from 5.1% to 4.5%. Amendments No. 2 and No. 3 did not change this requirement. However, Amendment No. 3 allows us to include the Designated Amount of subordinated notes in calculating compliance with our regulatory capital ratio.

Mandatorily Redeemable Capital Stock

The GLB Act established voluntary membership for all members. Capital stock is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements. Members that withdraw from membership must wait five years before being readmitted. Prior to October 18, 2005 our customary practice was to honor member requests for redemptions of voluntary capital stock promptly. However, all stock redemption requests remain subject to, among other things, our ability to meet our minimum regulatory capital and liquidity requirements.

On October 18, 2005, our Board of Directors discontinued redemption of voluntary stock to help stabilize our capital base. Our Board of Directors voted on May 16, 2006, to allow for redemption of voluntary capital stock in accordance with capital stock redemption guidelines approved by the Finance Board and during the redemption windows announced by us. On May 23, 2006, we notified our members of the first voluntary capital stock redemption window and of the process for redeeming voluntary capital stock. In accordance with our capital stock redemption guidelines, we redeemed voluntary capital stock of $795 million on June 20, 2006. On November 8, 2006, the Finance Board gave us authorization to redeem $375 million of voluntary capital stock, which we redeemed on December 14, 2006.

In accordance with SFAS 150 we reclassify capital stock subject to redemption from equity to a liability once we become unconditionally obligated to redeem mandatorily redeemable capital stock by transferring cash at a specified or determinable date (or dates) or upon an event certain to occur. This is true even when settlement of the mandatorily redeemable capital stock will occur on the same day as the reclassification. We become unconditionally obligated to redeem capital stock under the following circumstances: (i) the member provides a written redemption request for voluntary capital stock that we intend to honor at a specified or determinable date; (ii) the member gives notice of intent to withdraw from membership; or (iii) the member attains non-member status by merger, acquisition, charter termination, or involuntary termination from membership.

Provisions that may delay or accelerate the timing of a mandatory redemption (related to a withdrawal of membership) do not affect the classification of mandatorily redeemable capital stock as a liability.

Capital stock is reclassified to a liability (mandatorily redeemable capital stock) at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and are reported as a component of interest expense.

In the case of a membership withdrawal, there is a six month notice period before redemption of all capital stock, subject to the member satisfying all outstanding obligations to the Bank. The member has the option to rescind its withdrawal notice without penalty during that six month period. Although we allow a member to rescind its withdrawal notice without penalty, we reclassify the member’s equity to a liability because we view membership withdrawal notices as substantive when made. In effect, we believe that once a member has decided to withdraw, the possibility of the member rescinding its withdrawal notice is remote. Redemption is made after the expiration of the six month period if the terminating member does not have outstanding obligations with the Bank, subject to approval from the Finance Board and our ability to meet our minimum regulatory capital and liquidity requirements.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

If a member were to cancel its written notice of withdrawal, we would reclassify the mandatorily redeemable capital stock from a liability back to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

The following table summarizes the number of members for which we reclassified their stock as mandatorily redeemable either due to terminations of membership in conjunction with out-of-district mergers or due to voluntary withdrawals from membership.

In addition, the table below shows the number of former members for which we completed redemptions of their mandatorily redeemable capital stock during the periods indicated:

Member activity for the years ended December 31,	2006	2005	2004
Number of members, beginning of period	12	5	-
On adoption of SFAS 150 on January 1, 2004	-	-	6
Terminations due to out-of-district mergers	4	9	-
Terminations due to voluntary withdrawals	7	5	2
Redemptions from former members	(16)	(7)	(3)

Number of members, end of period	7	12	5

The following table presents mandatorily redeemable capital stock activity for the periods indicated:

For the years ended December 31,	2006	2005	2004
Balance, beginning of period	$222	$11	$-
Capital stock reclassified to mandatorily redeemable capital stock-
On adoption of SFAS 150 on January 1, 2004	-	-	34
Withdrawal of membership	41	204	5
Merger with an out-of-district institution	13	165	-
Voluntary capital stock redemptions	1,152	1,313	1,176

Total capital stock reclassified to mandatorily redeemable capital stock	1,206	1,682	1,215

Redemption of mandatorily redeemable capital stock-
Withdrawal of membership	(230)	(5)	-
Merger with an out-of-district institution	(14)	(153)	(28)
Voluntary capital stock redemptions	(1,170)	(1,313)	(1,176)

Total redemption of mandatorily redeemable capital stock	(1,414)	(1,471)	(1,204)

Balance, December 31,	$14	$222	$11

Statutory and Regulatory Restrictions on Capital Stock Redemption

In accordance with the GLB Act, our capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding capital stock. Statutory and regulatory restrictions on the redemption of our capital stock include the following:

•

In no case may we redeem capital stock if, following such redemption, we would fail to satisfy our minimum regulatory capital requirements established by the GLB Act or the Finance Board. By law, all member holdings of our capital stock immediately become non-redeemable if we become undercapitalized.

•

In no case may we redeem capital stock if either our Board of Directors or the Finance Board determines that we have incurred, or are likely to incur, losses resulting or expected to result in a charge against capital.

•

Under a provision of the FHLB Act that applies to an FHLB that has not implemented a capital plan under the GLB Act, in the event a member were to withdraw from the FHLB at a time that the Finance Board had found that the paid-in capital of the FHLB is or is likely to be impaired as a result of losses in or the depreciation of assets held by the FHLB, the FHLB, on order of the Finance Board, must withhold from the amount to be paid to the withdrawing member for the redemption of its capital stock a pro rata share of such impairment as determined by the Finance Board.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The FHLB Act provides that, in accordance with rules, regulations, and orders that may be prescribed by the Finance Board, we may be liquidated or reorganized and our capital stock paid off and retired, in whole or in part, after paying or making provision for payment of our liabilities. The FHLB Act further provides that, in connection with any such liquidation or reorganization, any other FHLB may, with the approval of the Finance Board, acquire our assets and assume our liabilities, in whole or in part. The Finance Board has issued an order providing that, in the event of a liquidation or reorganization of the Bank, the Finance Board shall cause us, our receiver, conservator, or other successor, as applicable, to pay or make provision for the payment of all of our liabilities, including those evidenced by the subordinated notes, before making payment to, or redeeming any shares of, capital stock issued by the Bank, including shares as to which a claim for mandatory redemption has arisen.

Additionally, we cannot redeem or repurchase shares of stock from any member if (1) the principal or interest on any consolidated obligation is not paid in full when due; (2) we fail to certify in writing to the Finance Board that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations; (3) we notify the Finance Board that we cannot provide the foregoing certification, project we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our current obligations; and (4) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or enter or negotiate to enter into an agreement with one or more other FHLBs to obtain financial assistance to meet our current obligations.

Note 17 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004:

	Available-for-sale securities	Cash flow hedges	Employee retirement plans [1]		Accumulated other comprehensive income (loss)

Balance, December 31, 2003	$2	$30	$-		$32

Net change in 2004	(9)	(178)	-		(187)

Balance, December 31, 2004	(7)	(148)	-		(155)

Net change in 2005	(2)	11	-		9

Balance, December 31, 2005	(9)	(137)	-		(146)

Net change in 2006	1	38		(3)	36

Balance, December 31, 2006	$(8)	$(99)		$(3)	$(110)

[1]	Initial application of FAS 158 for Employee retirement plans. Also see Footnote 19 Employee Retirement Plans.

Note 18 - Finance Board and Office of Finance Expenses

Finance Board Expenses

The Finance Board regulates the FHLBs, which are required to fund the cost of the regulation. The FHLBs are charged the costs of operating the Finance Board and have no control over these costs. We were charged $3 million for each of the three years ended December 31, 2006, 2005, and 2004.

Office of Finance Expenses

The FHLBs fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing the consolidated obligations of the FHLBs, preparation of the FHLBs’ combined quarterly and annual financial reports, and certain other functions. Our share of the Office of Finance expenses was $2 million for each of the three years ended December 31, 2006, 2005 and 2004.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 19 - Employee Retirement Plans

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pension Plan”), a tax-qualified defined-benefit pension plan. Substantially all of our officers and employees are covered by the plan. The Pension Plan year runs from July 1 to June 30. We funded $7 million in 2006, and we are under-funded by less than $1 million through the end of the 2006-2007 plan year. We plan to fund an additional $7 million in 2007 to fully fund the Pension Plan through June 30, 2008 for the 2007-2008 plan year. The Pension Plan is a multi-employer plan for accounting purposes since it does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligation, plan assets, and the components of annual pension expense attributable to the Bank is not required.

We also participate in the Pentegra Financial Institutions Thrift Plan (the “Savings Plan”), a tax-qualified defined contribution plan. Our contribution is equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.

We offer a supplemental retirement plan which is an unfunded, non-qualified deferred compensation plan providing benefits limited in the other retirement plans by laws governing such plans. In addition, we provide postretirement health care and life insurance benefits for active and retired employees, which become fully vested with at least five years of full-time employment service at a retirement age of 60 or older. Under our current medical plan, we provide coverage to, or coordinate benefits with, Medicare for eligible retirees. We pay eligible expenses over and above Medicare payments to retirees. We also provide term life insurance premium payments for eligible employees retiring after age 45.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Eligibility for the federal subsidy is dependent upon whether the prescription drug benefit under the employer plan is at least actuarially equivalent to the Medicare Part D benefit. In May 2004, the FASB issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), in response to the December 2003 enactment of the Medicare Act. FAS 106-2 provides authoritative guidance on the accounting for the federal subsidy. Our actuarial consultant has determined that our program is actuarially equivalent to Medicare Part D. The implementation of FAS 106-2 was not material.

Amounts charged to compensation and benefit expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

Plan	2006	2005	2004
Pension Plan	$4.6	$3.0	$3.1
Savings Plan	1.0	0.8	0.7
Supplemental Retirement Plan	0.8	1.0	1.8
Postretirement Health and Life Insurance Benefit Plan	1.4	1.1	0.9

Total	$7.8	$5.9	$6.5

We adopted SFAS 158 as of December 31, 2006. The following table presents the effect of applying SFAS 158 on individual line items in the statements of condition at December 31, 2006.

	Before application of SFAS 158	Adjustment	After application of SFAS 158
Other liabilities	$54	$3	$57
Total liabilities	83,628	3	83,631

Accumulated OCI	(107)	(3)	(110)

Total capital	3,086	(3)	3,083

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Obligations and Funded Status

The following table presents the activity as of December 31, 2006 and 2005:

	Supplemental Retirement Plan		Postretirement Health and Life Insurance Benefit Plan
Change in Benefit Obligation	2006	2005	2006	2005
Benefit obligation at January 1,	$6.1	$4.5	$6.7	$5.5
Service cost	0.3	0.4	1.0	0.7
Interest cost	0.2	0.3	0.3	0.3
Actuarial loss (gain)	(0.9)	0.9	(0.5)	0.3
Benefits paid	-	-	(0.1)	(0.1)
Settlements	(1.1)	-	-	-

Benefit obligation at December 31,	$4.6	$6.1	$7.4	$6.7

Change in Plan Assets
Fair value at January 1,	$-	$-	$-	$-
Employer contribution	1.1	-	-	-
Participant contribution	-	-	0.1	0.1
Benefits paid	-	-	(0.1)	(0.1)
Settlements	(1.1)	-	-	-

Fair value at December 31,	$-	$-	$-	$-

Funded status at December 31,	$(4.6)	$(6.1)	$(7.4)	$(6.7)
Unrecognized net gain/loss	n/a	3.2	n/a	1.8
Unrecognized prior service cost	n/a	(0.2)	n/a	0.1

Net amount recognized	n/a	$3.1	n/a	$(4.8)

Other Liabilities

The following table presents amounts recognized in accumulated OCI for the years indicated:

	Supplemental Retirement Plan		Postretirement Health and Life Insurance Benefit Plan
For the years ended December 31,	2006	2005	2006	2005
Net loss (gain)	$1.7	n/a	$1.3	n/a
Prior service cost (credit)	(0.2)	n/a	0.1	n/a

The accumulated benefit obligation for the supplemental retirement plan was $3.0 million and $3.1 million at December 31, 2006 and 2005.

Components of the net periodic cost for our supplemental retirement and postretirement health and life insurance benefit plans for the years ended December 31, 2006, 2005 and 2004, as follows:

	Supplemental Retirement Plan			Postretirement Health Benefit Plan
	2006	2005	2004	2006	2005	2004
Service cost	$0.3	$0.4	$0.4	$1.0	$0.7	$0.5
Interest cost	0.2	0.3	0.3	0.3	0.3	0.3
Amortization of (unrecognized) net loss (gain) [1]	0.2	0.3	0.2	0.1	0.1	0.1
Settlement loss	0.4	-	0.9	-	-	-

Net periodic benefit cost	$1.1	$1.0	$1.8	$1.4	$1.1	$0.9

Increase in minimum liability included in accumulated OCI	$-	$-	$-	n/a	n/a	n/a

[1]	Straight line amortization over the 10% corridor at the average remaining service of active participants.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The estimated net loss and prior service credit for the supplemental pension plan and postretirement heath and life insurance benefit plan that will be amortized from accumulated OCI into net periodic benefit cost during the year ending December 31, 2007, is expected to be less than $0.2 million.

Measurement Date and Plan Assumptions

The measurement dates used to determine the current and prior year’s benefit obligations were December 31, 2006 and 2005. The tables below present the weighted average annualized actuarial assumptions for the projected and accumulated benefit obligations, and the components of net periodic benefit costs, for our supplement retirement benefit and postretirement health and life insurance benefit plans, as of year-end. We used the Citigroup Pension Liability Index rate for the supplemental retirement plan and we use the discount rate comparable to an “Aa” rated Corporate Bond Index determined by Moody’s, which is a Nationally Recognized Statistical Rating Organization for the postretirement health and life insurance plans.

December 31,	2006	2005
Weighted-average assumptions used to determine benefit obligations
Discount rate:
Supplemental retirement plan	5.75%	5.50%
Postretirement health and life insurance benefit plan	5.75%	5.50%
Rate of compensation increase-Supplemental	5.50%	5.50%

For the years ended December 31,	2006	2005	2004
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate:
Supplemental retirement plan	5.75%	5.50%	5.75%
Postretirement health and life insurance benefit plan	5.75%	5.50%	6.00%
Rate of compensation increase-Supplemental	5.50%	5.50%	5.50%

The tables below present our assumed weighted average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end, and the effect of a one-percentage-point change in the assumed medical benefits cost trend rate

For the years ended December 31,	2006	2005	2004
Health care cost trend rate assumed for the next year	8.0%	9.0%	7.5%

Rate to which cost trend rate is assumed to decline (ultimate rate)	5.0%	5.0%	5.0%

Year that rate reaches ultimate rate	2009	2009	2009

	+1.00%	-1.00%
Effect on service and interest cost components	$0.3	$(0.3)
Effect on postretirement benefit obligation	1.5	(1.1)

Estimated future benefits payments through 2015 reflecting expected benefit services for the periods indicated:

For the years ended December 31,	Payments
2007	$0.2
2008	0.2
2009	0.3
2010	0.3
2011	0.4
2012-2016	3.1

Note 20 - Derivatives and Hedging Activities

Nature of Business Activity - We use interest rate derivatives to manage our exposure to changes in interest rates and to provide a means to adjust our risk profile in response to changing market conditions. In addition, we use interest rate derivatives as part of our interest rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. Interest rate derivatives include interest rate swaps (including cancelable swaps), swaptions, interest rate cap and floor agreements, and futures and forward contracts.

The Finance Board’s regulations, its Financial Management Policy, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations and policies prohibit the

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowable.

The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One way we manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated interest rate derivatives, are reasonably matched with respect to the expected maturities or repricings of the assets and liabilities. We may also use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, MPF Loans, MBS, and consolidated obligations) to achieve risk management objectives.

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or derivatives that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy for risk management purposes. These economic hedging strategies also comply with Finance Board regulations that prohibit speculative hedge transactions. An economic hedge may introduce the potential for earnings volatility caused by the changes in fair value on the derivatives that are recorded in income but not offset by recognizing corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments.

Members may enter into interest rate derivatives directly with us. We enter into offsetting interest rate derivatives with non-member counterparties in cases where we are not using the interest rate derivative for our own hedging purposes. This provides smaller members access to the derivatives market.

We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”). All derivatives are recognized on the statements of condition at fair value and are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value hedge”); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with either a recognized asset or liability or stream of variable cash flows (a “cash flow hedge”); or (3) a non-SFAS 133 hedge of a specific or non-specific asset, liability or derivative for asset-liability and risk management purposes (an “economic hedge”).

In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In this regard, we document all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking various hedge transactions, our method of assessing hedge effectiveness, and, if applicable, why we consider forecasted transactions probable. This process includes linking all derivatives that are designated as fair value or cash flow hedges to assets or liabilities on the statements of condition, firm commitments, or forecasted transactions.

We formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. We use regression analysis to assess the effectiveness of our hedges with the exception of certain cash flow hedging relationships of anticipated transactions, which utilize dollar value offset.

We apply the “shortcut” method only when the criteria of SFAS 133, paragraph 68 are met. Under the shortcut method we review each hedge relationship at least quarterly to ensure that none of the terms of the interest rate swap and hedged item (as defined by SFAS 133, paragraph 68) have changed. Provided that no terms changed, quarterly effectiveness assessment is not required, and the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset of liability. Currently, we apply shortcut accounting to certain (1) fixed rate advances (non-put); (2) fixed rate putable advances; (3) fixed rate consolidated obligations (non-call); and (4) fixed rate callable consolidated obligations.

For a qualifying fair value hedge, changes in the fair value of the derivative, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recognized in non-interest income as “net realized and unrealized gain (loss) on derivatives and hedging activities.” Any ineffective portion of a fair value hedge, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item, is recognized in non-interest income as “net realized and unrealized gain (loss) on derivatives and hedging activities.”

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded in accumulated OCI, until earnings are affected by the variability of cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge is recognized in non-interest income as “net realized and unrealized gain (loss) on derivatives and hedging activities.”

Amounts recorded in accumulated OCI are reclassified to interest income or expense during the period in which the hedged transaction impacts earnings, unless (a) occurrence of the forecasted transaction is not probable, in which case the amount in accumulated OCI is immediately reclassified to earnings, or (b) we expect at any time that continued reporting of a net loss in accumulated OCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction (and related asset acquired or liability incurred) in one or more future periods. In such cases a loss is immediately reclassified into earnings for the amount that is not expected to be recovered.

For economic hedges, changes in fair value of the derivatives are recognized in non-interest income as “net realized and unrealized gain (loss) on derivative and hedging activities.” Because these derivatives do not qualify for hedge accounting, there is no fair value adjustment to an asset, liability or firm commitment. Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the statements of cash flows.

We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding as an economic hedge, we will carry the derivative at its fair value on the statements of condition and will recognize further changes in the fair value of the derivative in non-interest income as “net realized and unrealized gain (loss) on derivative and hedging activities,” until the derivative is terminated. We account for discontinued fair value and cash flow hedges as follows:

•

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

•

For cash flow hedges that are discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two month period of time thereafter), any related gain or loss that was in accumulated OCI is recognized in non-interest income as “net realized and unrealized gain (loss) on derivative and hedging activities.”

•

For cash flow hedges that are discontinued for reasons other than the forecasted transaction will not occur, we begin reclassifying the accumulated OCI adjustment to earnings when earnings are affected by the original forecasted transaction.

For derivatives executed at the same time as hedged advances or consolidated obligation bonds are issued, we designate the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, we may designate the hedging relationship upon our commitment to disburse an advance or trade a consolidated obligation bond that settles within the shortest period of time possible for that type of instrument, based on market conventions. In such circumstances, although the advance or consolidated obligation bond will not be recognized in the financial statements until the settlement date, we meet the criteria for applying the shortcut method. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

Embedded Derivatives - We may purchase financial instruments in which a derivative instrument is “embedded” in the financial instrument. Upon executing these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument meets the definition of a derivative.

When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms qualifies as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) were to be measured at fair value, with changes in fair value reported in current earnings (e.g., an investment security classified as “trading” under SFAS 115),

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

or if we could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be recorded at fair value. We do not hold any embedded derivative instrument that requires bifurcation from its host contract under SFAS 133.

Purchased Options - Premiums paid to acquire options are included in the initial basis of the instrument and reported in derivative assets on the statements of condition.

Accrued Interest Receivables and Payables - Any differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. The differentials between accruals of interest receivables and payables on economic hedges are recognized in non-interest income as “net realized and unrealized gain (loss) on derivative and hedging activities.”

Types of Assets and Liabilities Hedged - We enter into derivative financial instruments for the following asset and liability accounts:

Investments

We invest in GSE obligations, MBS and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities are managed through a combination of debt issuance and derivatives. The prepayment options embedded in MBS can result in extensions or contractions in the expected maturities of these investments, primarily depending on changes in interest rates. Finance Board’s regulation limits this source of interest rate risk by restricting the types of MBS we may own to those with limited average life changes under certain interest rate shock scenarios and establishing limitations on duration of equity and change in market value of equity.

We may manage against prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by economically hedging the prepayment risk with caps or floors or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on MBS. We may also use derivatives as an economic hedge to match the expected prepayment characteristics of the MBS.

We may also manage the risk arising from changing market prices and volatility of investment securities classified as trading securities by entering into derivative financial instruments (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are recognized in non-interest income.

Advances

The optionality embedded in certain advances can create interest rate risk. When a member prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a member’s decision to prepay an advance. When we offer advances (other than short-term advances) that a member may prepay without a prepayment fee, we may finance such advances with callable debt or otherwise hedge this option.

With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR. This type of hedge is accounted for as a fair value hedge. Hedge effectiveness is assessed under the short-cut method provided all the conditions in SFAS 133, paragraph 68 are met. In cases where the conditions are not met, the long-haul approach to assessing hedge effectiveness is applied. The swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

MPF Loans

A combination of swaps and options, including futures, is used as a portfolio of derivatives linked to a portfolio of MPF Loans. The portfolio of MPF Loans consists of one or more pools of similar assets, as designated by factors such as product type and coupon. As the portfolio of loans changes due to liquidations and paydowns, the derivatives portfolio is modified accordingly to hedge the interest rate and prepayment risks effectively. A new daily hedge relationship is created between a portfolio of derivatives linked to a portfolio of MPF Loans. The relationship is accounted for as a fair value hedge. The long-haul method is used to assess hedge effectiveness.

We analyze the risk of the MPF Loan portfolio on a regular basis and consider the interest rate environment under

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

various rate scenarios. We also perform analysis of the duration and convexity of the portfolio.

Options may also be used to hedge the duration and convexity of the MPF Loan portfolio and prepayment risk on MPF Loans, many of which are not identified to specific MPF Loans and, therefore, do not receive fair value or cash flow hedge accounting treatment. These options include interest rate caps, floors, calls, puts, and swaptions. We may also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans. These derivatives are recorded at fair value and changes in fair value are recognized in non-interest income.

Firm Commitment

In accordance with SFAS 149, Delivery Commitments are considered derivatives. Accordingly, the Delivery Commitment is recorded at fair value as a derivative asset or derivative liability, with changes in fair value recognized in non-interest income. When the Delivery Commitment settles, the current fair value of the Delivery Commitment is included with the basis of the MPF Loan and is amortized on a level-yield basis over the contractual life of the MPF Loan in interest income.

Anticipated Streams of Future Cash Flows

We may use an option to hedge a specified future variable cash stream as a result of rolling over short-term, fixed-rate financial instruments such as LIBOR advances and discount notes. The option will effectively cap or floor the variable cash stream at a predetermined target rate. Such hedge transactions are accounted for as a cash flow hedge.

Hedge effectiveness is assessed using the hypothetical derivative method as described under DIG Issue G7-“Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied” (“DIG Issue G7”). Such relationships are accounted for under the guidance in DIG Issue G20-“Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” (“Dig Issue G20”). Under such guidance, we assess hedge effectiveness monthly.

For effective hedges, the option premium is reclassified out of accumulated OCI using the caplet/floorlet method. Specifically, the initial basis of the instrument at the inception of the hedge is allocated to the respective caplets or floorlets comprising the cap or floor. All subsequent changes in fair value of the cap or floor, to the extent deemed effective, are recognized in accumulated OCI. The change in the allocated fair value of each respective caplet or floorlet is reclassified out of accumulated OCI when each of the corresponding hedged forecasted transactions impacts earnings.

Consolidated Obligations

We manage the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, when a fixed-rate consolidated obligation is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation. Such transactions are treated as fair value hedges. Hedge effectiveness is assessed under the short cut method provided all the conditions in SFAS 133, paragraph 68 are met. In cases where the conditions are not met, the long-haul approach to assessing hedge effectiveness is applied.

Anticipated Debt Issuance

We may enter into an interest rate swap as a hedge of an anticipated issuance of debt to effectively lock in a spread between an interest earning asset and the cost of funding. All amounts deemed effective, as defined in SFAS 133, are recorded in accumulated OCI while amounts deemed ineffective are recorded in current earnings. The swap is terminated upon issuance of the instrument, and amounts reported in accumulated OCI are reclassified into earnings over the periods in which earnings are affected by the variability of the cash flows of the debt that was issued. Hedge effectiveness is assessed using the hypothetical derivative method as defined in DIG Issue G7.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at the dates indicated. The notional amount of derivatives outstanding where we acted as an intermediary for the benefit of our members was $45 million and $92 million at December 31, 2006 and 2005.

	2006		2005
December 31,	Notional	Fair Value	Notional	Fair Value
Interest rate swaps:
Fair value	$39,554	$(215)	$27,910	$(124)
Cash flow	-	-	-	-
Economic	10,603	(11)	10,761	(7)

Total	50,157	(226)	38,671	(131)

Interest rate swaptions:
Fair value	4,990	36	4,037	65
Economic	4,919	5	3,819	8

Total	9,909	41	7,856	73

Interest rate caps/floors:
Cash flow	1,925	20	3,301	140
Economic	8	-	8	-

Total	1,933	20	3,309	140

Interest rate futures/forwards:
Fair value	6,111	(1)	3,136	-
Economic	-	-	-	-

Total	6,111	(1)	3,136	-

Delivery commitments of MPF Loans:
Economic	48	1	52	1

Total	$68,158	(165)	$53,024	83

Accrued interest, net at period end		11		13

Net derivative balance at period end		$(154)		$96

Derivative assets		$41		$232
Derivative liabilities		(195)		(136)

Net derivative balance at period end		$(154)		$96

Managing Credit Risk on Derivatives - We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements, and limits on exposure to any one counterparty. Based on credit analyses and collateral requirements, we do not anticipate any credit losses from our derivative agreements.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory Delivery Commitments for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged.

At December 31, 2006 and 2005, our maximum credit risk as defined above was $41 million and $232 million.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

We transact most of our derivatives with large money-center banks and major broker-dealers. Some of these banks and broker-dealers, or their affiliates, buy, sell, and distribute consolidated obligations.

In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty.

We held securities and cash with a fair value of $30 million and $226 million as collateral as of December 31, 2006 and 2005. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit.

Financial Statement Impact and Additional Financial Information - We recorded a net gain (loss) on derivatives and hedging activities in non-interest income for the periods indicated as follows:

For the years ended December 31,	2006	2005	2004
Fair value hedge ineffectiveness	$(44)	$(27)	$(86)
Gain/(loss) on economic hedges	16	10	(84)
Cash flow hedge ineffectiveness	-	1	43
Gain (loss) from firm commitments no longer qualifying as fair value hedges	-	-	-
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	-	-	-

Net gain/(loss) on derivatives and hedging activities	$(28)	$(16)	$(127)

Derivative and hedging activities in the statements of income for the year ended December 31, 2005 include a write-off of $12 million related to the discontinuance of hedge accounting under DIG Issue G2 for our Delivery Commitments and a gain of $17 million from the discontinuance of hedge accounting on two consolidated obligation bonds with complex hedging strategies. In 2005, management determined through a review of our hedging activities that it applied a method of hedge accounting deemed to be inconsistent with the application of SFAS 133.

As part of these adjustments, management discontinued hedge accounting treatment and recorded a correction of an error to conform to SFAS 133. For Delivery Commitments, the adjustment was recorded in the third quarter of 2005 and consisted of recording in earnings losses on derivatives incorrectly deferred in accumulated OCI. For the two consolidated obligation bonds with complex hedge strategies, the adjustment was recorded in the fourth quarter of 2005. The impact of both adjustments on all prior periods presented was immaterial.

Over the next 12 months it is expected that $12 million recorded in accumulated OCI on December 31, 2006, will be recognized as a component of interest expense. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is seven years.

Note 21 - Segment Information

We have two business segments: Mortgage Partnership Finance segment and Traditional Member Finance segment. Our business segments are defined by the products and services we provide. Mortgage Partnership Finance segment income is derived primarily from the difference, or spread, between the yield on MPF Loans and the borrowing cost related to those MPF Loans. The Traditional Member Finance segment includes products such as advances, investments, and deposits. Our reporting process measures the performance of the business segments based on our structure and is not necessarily comparable with similar information for any other financial institution.

Interest income is directly credited to segments based on specific identification of the assets generating the income. Interest expense on long-term obligations is also based on specific identification of consolidated obligation bonds to the segment. Interest expense on short-term discount notes is allocated between segments based on a formula taking into account the average assets and liabilities of the segments with capital (including the Designated Amount of subordinated notes) allocated on the basis of assets assigned to the segment. Non-interest income and expense items are directly credited or charged to a segment where specific identification is feasible, such as with gains and losses on the sale of assets or payroll. Other items are allocated based on management’s assessment of the relative use of the expense by the segment. Assessments are calculated on the basis of net income before assessments for each segment.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table sets forth our financial performance by operating segment for the periods indicated:

	MPF Segment			Traditional Member Finance			Total Bank
For the year ended December 31,	2006	2005	2004	2006	2005	2004	2006	2005	2004

Interest income	$2,062	$2,192	$2,359	$2,304	$1,351	$851	$4,366	$3,543	$3,210
Interest expense	1,795	1,800	1,784	2,164	1,239	722	3,959	3,039	2,506
Provision for (release of) allowance for credit losses	-	(3)	-	-	-	-	-	(3)	-

Net interest income after (release of) allowance for credit losses	267	395	575	140	112	129	407	507	704
Non-interest income (loss)	(39)	(41)	(138)	6	(1)	11	(33)	(42)	(127)
Non-interest expense	63	83	73	55	49	48	118	132	121
Assessments	44	72	108	24	17	24	68	89	132

Income before cumulative effect of change in accounting principle	121	199	256	67	45	68	188	244	324
Cumulative effect of change in accounting principle	-	-	41	-	-	-	-	-	41

Net income	$121	$199	$297	$67	$45	$68	$188	$244	$365

Total assets at December 31,	$38,400	$42,926	$48,047	$48,314	$42,420	$37,662	$86,714	$85,346	$85,709

Note 22 - Estimated Fair Values

The fair value of a financial instrument is the price at which the instrument could be exchanged in a current, orderly transaction between willing parties. Fair value assumes that the current transaction is not a forced or liquidation sale.

Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based or independent information available to us as inputs to the models.

Although we use our best judgment in estimating the fair value of our financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a significant portion of our financial instruments (e.g. advances and MPF Loans), in certain cases, fair values are not subject to precise quantification or verification. Therefore, estimated fair values may not be indicative of the amounts that would be realized in market transactions at the reporting date or reflective of future fair values. Also, the use of different valuation methodologies to determine fair value for certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair value table does not represent an estimate of our overall market value as a going concern, which would take into account our long-term member relationships and future business opportunities.

The following captions describe the methodologies and assumptions used to determine fair value by financial instrument:

Financial Assets

Assets for which fair value approximates carrying value - The estimated fair value of cash and due from banks, Federal Funds sold and securities purchased under agreements to resell, and accrued interest receivable approximates the carrying value due to their short-term nature and negligible credit risk.

Investment securities – Fair values of our investment securities classified as trading, AFS, and HTM that are actively traded in the secondary market are determined based on independent market-based prices received from a third party pricing service. Dealer quotes are used to determine the fair value of investment securities where a market-based price is unavailable or the security is not actively traded. Fair values for Small Business Administration bonds and Small Business Investment Companies Program notes are determined from internal valuation models using market-based inputs.

Advances – Fair values of our advances are determined by calculating the present value of expected future cash flows

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

from the advances and excluding the amount for accrued interest receivable. The discount rates used in these calculations are based on a default adjusted AAA rated corporate debt curve, as the underlying advances are fully collateralized. The estimated fair value of advances does not assume prepayment risk where we can receive a fee sufficient to make us financially indifferent to a member’s decision to prepay. For advances with an original maturity of three months or less, the estimated fair value approximates the carrying value.

MPF Loans held in portfolio – The estimated fair values for MPF Loans are based on modeled prices using independent, market-based inputs. The modeled prices start with prices for new MBS issued by United States GSE. The referenced MBS are dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, cost of carry, seasoning, and cash flow remittance between MPF Loans and MBS.

Derivatives – The estimated fair values of futures contracts are based on quoted market prices. Fair values of derivatives that do not have available market prices are estimated by discounting the derivatives’ cash flows using independent market-based inputs that are based on their applicable maturity.

Financial Liabilities

Liabilities for which fair value approximates carrying value - The estimated fair value of deposits and accrued interest payable approximates the carrying value due to their short-term nature.

Consolidated obligations - Fair values of consolidated obligation bond and discount notes without embedded options are determined based on independent market-based prices received from a third party pricing service. Fair values of consolidated obligations with embedded options are determined based on internal valuation models. Fair value is estimated by calculating the present value of their expected cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms.

Mandatorily redeemable capital stock – The fair value is par value, including estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid and any subsequently declared stock dividend. Capital stock can only be acquired by members at par value and redeemed at par value. Capital stock is not traded and no market mechanism exists for the exchange of capital stock outside the cooperative structure.

Subordinated notes – Fair value is determined based on independent market-based prices received from a third party pricing service.

Commitments - The estimated fair values of our commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair values of standby letters of credit are based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The carrying values and estimated fair values of our financial instruments for the dates indicated were as follows:

	2006			2005
December 31,	Carrying Value	Unrecognized Gain or (Loss)	Fair Value	Carrying Value	Unrecognized Gain or (Loss)	Fair Value
Financial Assets
Cash and due from banks	$23	$-	$23	$33	$-	$33
Federal Funds sold and securities purchased under agreements to resell	6,470	-	6,470	6,945	-	6,945
Trading securities	532	-	532	1,087	-	1,087
Available-for-sale securities	3,097	-	3,097	1,790	-	1,790
Held-to-maturity securities	11,915	(43)	11,872	7,893	(74)	7,819
Advances	26,179	(94)	26,085	24,921	(193)	24,728
MPF Loans held in portfolio, net	37,944	(905)	37,039	42,005	(714)	41,291
Accrued interest receivable	379	-	379	336	-	336
Derivative assets	41	-	41	232	-	232

Total Financial Assets	$86,580	$(1,042)	$85,538	$85,242	$(981)	$84,261

Financial Liabilities
Deposits	$(1,493)	$-	$(1,493)	$(1,057)	$-	$(1,057)
Securities sold under agreements to repurchase	(1,200)	(108)	(1,308)	(1,200)	(104)	(1,304)
Consolidated obligations -
Discount notes	(11,166)	-	(11,166)	(16,778)	89	(16,689)
Bonds	(67,744)	29	(67,715)	(61,118)	197	(60,921)
Accrued interest payable	(690)	-	(690)	(551)	-	(551)
Mandatorily redeemable capital stock	(14)	-	(14)	(222)	-	(222)
Derivative liabilities	(195)	-	(195)	(136)	-	(136)
Subordinated notes	(1,000)	(29)	(1,029)	-	-	-

Total Financial Liabilities	$(83,502)	$(108)	$(83,610)	$(81,062)	$182	$(80,880)

Commitments[1]	$-	$-	$-	$-	$-	$-

[1]	Carrying value and fair market value of commitments were less than $1 million at December 31, 2006 and 2005.

Note 23 - Commitments and Contingencies

Our commitments as of the dates indicated were as follows:

December 31,	2006	2005
Consolidated obligation bonds traded, but not settled	$407	$120
Standby letters of credit	553	437
Standby bond purchase agreements	261	271
Delivery Commitments for MPF Loans	69	67
Commitments to fund additional advances	-	12
Unconditional software license renewal fees	5	7

Consolidated obligations are recorded on a settlement date basis. We track, but do not record as a liability, consolidated obligations traded, but not yet settled. Once settled, we record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. The par value of outstanding consolidated obligations for all of the FHLBs was $952 billion and $937 billion at December 31, 2006 and 2005. Should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, any of the other FHLBs could be called upon to repay all or part of such obligations, as determined and approved by the Finance Board.

For the years ended December 31, 2006, 2005, and 2004, no FHLB had to assume or pay the consolidated obligation of another FHLB. However, we consider the joint and several liability as a related party guarantee meeting the scope exception as noted in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Accordingly, we have not recognized a liability

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

for our joint and several obligations related to other FHLBs’ consolidated obligations at December 31, 2006 and 2005.

Standby letters of credit are executed for members for a fee and are fully collateralized. Based on management’s credit analysis and collateral requirements we do not deem it necessary to record any liability on these commitments and letters of credit. We record commitment fees for standby letters of credit as a deferred credit when we receive the fees and amortize them using the straight-line method over the term of the standby letter of credit. We believe that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, agree to purchase, at the request of the applicable authority, and hold the authority’s bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. The longest of these bond purchase commitments expire after eight years, no later than 2014, though some are renewable at our option. Total commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $224 million and $233 million and for the Illinois Housing Development Authority were $37 million and $38 million at December 31, 2006 and 2005. During 2006 and 2005, we were not required to purchase any bonds under these agreements.

We have Delivery Commitments which unconditionally obligate us to fund or purchase MPF Loans, generally for periods not to exceed 45 business days. Such Delivery Commitments are recorded as derivatives at their fair values in the statements of condition.

We have made commitments that legally bind and unconditionally obligate us to make additional advances to our members, typically for periods up to 12 months. Refundable fees are deferred until the commitment expires or until the advance is made.

We have made commitments that legally bind and unconditionally obligate us to incur further software license renewal fees for maintenance and upgrades.

We enter into bilateral collateral agreements and execute derivatives with major banks and broker-dealers. As of December 31, 2006, we had pledged, as collateral, securities with a carrying value of $153 million, which cannot be sold or repledged, to counterparties who have credit risk exposure from the Bank related to derivatives.

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on us. Lease agreements for services and equipment are not material to the Bank.

We charged to operating expenses net rental costs of approximately $4 million for each of the years ending December 31, 2006, 2005 and 2004. Future minimum rentals at December 31, 2006, were as follows:

For the years ending December 31,	Lease Commitments (In millions)
2007	$5
2008	5
2009	5
2010	5
2011	3
Thereafter	-

Total lease commitments	$23

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Note 24 – Transactions with Related Parties and Other FHLBs

Related Parties - We are a member-owned cooperative. We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock. The majority of our directors are elected by members. We conduct our advances and the MPF Program almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve on our Board of Directors. We extend credit to members whose officers or directors may serve as our directors on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, Federal Funds, and MBS from members (or affiliates of members) whose officers or directors serve on our Board of Directors. All investments are market rate transactions and all MBS are purchased

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates.

Members - The following table summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated:

December 31,	2006	2005
Assets-
Federal Funds sold	$465	$300
Advances	5,198	3,937
Interest receivable - advances	18	10
Derivative assets	8	12
Liabilities-
Deposits	$29	$39

Other FHLBs - The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

December 31,	2006	2005
Assets-
Investments securities - Trading	$25	$25
Accounts receivable	2	2

Liabilities-
Deposits	$11	$12

Trading securities consisted of consolidated obligations of other FHLBs which were purchased from 1995 to 1997. As of December 31, 2006 and 2005, the FHLB of Dallas was the primary obligor for $19 million for each year and the FHLB of San Francisco was the primary obligor for $6 million for each year. The respective changes in fair value are recorded within net (loss) gain on trading securities on the statements of income and within operating activities as a net (increase) decrease on trading securities in our statements of cash flows.

We have accounts receivable due from other FHLBs classified as other assets in our statements of condition, with the respective changes being recorded as operating activities on our statements of cash flows. These receivables are related to committee expenses that are shared by all of the 12 FHLBs. We pay these shared expenses and charge the various FHLBs their portion of the expense based upon the applicable allocation method.

Other FHLBs participating in the MPF Program must make deposits with us to support their transactions in the program. These deposits are reported on our statements of condition within interest-bearing deposits, with the respective changes being recorded as financing activities on our statements of cash flows.

The following table summarizes transactions we had with other FHLBs as reported in the statements of income:

For the years ended December 31,	2006	2005	2004
Income - MPF Program transaction service fees	$4	$3	$1
Gain on extinguishment of debt transferred to other FHLBs	5	7	45

As the MPF Provider, we record transaction service fees for services provided to other FHLBs in the MPF Program. The first year in which we recorded such fees was 2004. Prior to 2004 we incurred these costs to promote the MPF Program. Transaction service fees are recorded in other, net on our statements of income.

We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. See Note 13 “Consolidated Obligations” for more information.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows:

At December 31,	2006	2005	2004
Investing Activities
Purchase of MPF Loan participations from other FHLBs	$332	$2,094	$5,117
Purchase of MPF Loans directly from PFIs of FHLB Dallas	94	192	376

Financing Activities
Net change in deposits	$(1)	$(1)	$(14)
Transfer of consolidated obligation bonds to other FHLBs	667	1,118	4,316
Transfer of consolidated obligation bonds from other FHLBs	562	81	-

We purchase participation interests from other FHLBs (excluding loans purchased directly from PFIs of the FHLB of Dallas). MPF Loan participation interests purchased are recorded as investing activities in our statements of cash flows in MPF Loans - purchases (from other FHLBs).

We purchase MPF Loans directly from PFIs belonging to the FHLB of Dallas and pay the FHLB of Dallas a fee for its services as our marketing agent. These fees are recorded in mortgage loan expense in our statements of income and amounted to less than $1 million in each of the last three years ended December 31, 2006.

We did not sell any MPF Loan participation interests to other FHLBs in 2006 or 2005. We sold $879 million in MPF Loan participation interests to the FHLB of Topeka in 2004. The purchase and immediate sale to the FHLB of Topeka was recorded net in Operating Activities, and accordingly, there was no impact to our statements of cash flows related to this transaction.