Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Chicago
filed 2007-05-11
CIK 1331451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 26,529,789 shares of registrant’s capital stock outstanding as of April 30, 2007.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	March 31, 2007	December 31, 2006

Assets
Cash and due from banks	$24	$23
Federal Funds sold and securities purchased under agreements to resell	11,665	6,470
Investment securities -
Trading ($543 and $331 pledged)	690	532
Available-for-sale ($636 and $825 pledged)	2,845	3,097
Held-to-maturity[1] ($194 and $302 pledged)	10,636	11,915
Advances	24,313	26,179
MPF Loans held in portfolio, net of allowance for loan losses ($1 and $1)	37,023	37,944
Accrued interest receivable	367	379
Derivative assets	34	41
Software and equipment, net	49	51
Other assets	73	83

Total Assets	$87,719	$86,714

Liabilities and Capital
Liabilities
Deposits -
Interest bearing ($11 and $11 from other FHLBs)	$1,245	$1,379
Non-interest bearing	104	114

Total deposits	1,349	1,493

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes	13,316	11,166
Bonds	66,605	67,744

Total consolidated obligations, net	79,921	78,910

Accrued interest payable	846	690
Mandatorily redeemable capital stock	14	14
Derivative liabilities	180	195
Affordable Housing Program assessment payable	61	63
Resolution Funding Corporation assessment payable	7	9
Other liabilities	48	57
Subordinated notes	1,000	1,000

Total Liabilities	84,626	83,631

Commitments and contingencies (Note 14)

Capital
Capital stock - putable ($100 par value per share) issued and outstanding shares - 26 million and 26 million shares	2,591	2,587
Retained earnings	608	606
Accumulated other comprehensive income (loss)	(106)	(110)

Total Capital	3,093	3,083

Total Liabilities and Capital	$87,719	$86,714

[1]	Fair values: $10,626 and $11,872 at March 31, 2007 and December 31, 2006.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(In millions)

For the three months ended March 31,	2007	2006

Interest income	$1,112	$1,010

Interest expense	1,041	889

Net interest income before provision for credit losses	71	121

Provision for credit losses	-	-

Net interest income	71	121

Non-interest income (loss) -

Trading securities	2	(27)

Sale of available-for-sale securities	-	(4)

Derivatives and hedging activities	(13)	11

Early extinguishment of debt transferred to other FHLBs	-	4

Other, net	1	-

Total non-interest income (loss)	(10)	(16)

Non-interest expense -

Compensation and benefits	18	15

Amortization and depreciation of software and equipment	5	4

Finance Board and Office of Finance expenses	1	1

Other expense	6	9

Total non-interest expense	30	29

Income before assessments	31	76

Assessments -

Affordable Housing Program	2	6

Resolution Funding Corporation	6	14

Total assessments	8	20

Net Income	$23	$56

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

  Statements of Capital (unaudited)

  (Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Value

Balance, December 31, 2005	38	$3,759	$525	$(146)	$4,138

Comprehensive income -

Net income			56		56

Other comprehensive income (loss) -

Net unrealized gain (loss) on available-for-sale securities				(9)	(9)

Net unrealized gain (loss) on hedging activities				25	25

Total other comprehensive income (loss)			-	16	16

Total comprehensive income			56	16	72

Proceeds from issuance of capital stock	-	59			59

Acquisition related member stock redemptions	-	(56)			(56)

Reclassification of capital stock to mandatorily redeemable	(1)	(38)			(38)

Cash dividends on capital stock (3.00% - annualized rate)			(28)		(28)

Balance, March 31, 2006	37	$3,724	$553	$(130)	$4,147

Balance, December 31, 2006	26	$2,587	$606	$(110)	$3,083

Comprehensive income -

Net income			23		23

Other comprehensive income (loss) -

Net unrealized gain (loss) on available-for-sale securities				3	3

Net unrealized gain (loss) on hedging activities				1	1

Total other comprehensive income (loss)				4	4

Total comprehensive income			23	4	27

Proceeds from issuance of capital stock	-	6			6

Reclassification of capital stock to mandatorily redeemable	-	(2)			(2)

Cash dividends on capital stock (3.10% - annualized rate)			(21)		(21)

Balance, March 31, 2007	26	$2,591	$608	$(106)	$3,093

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

  Statements of Cash Flows (unaudited)

  (In millions)

For the three months ended March 31,		2007	2006
Operating	Net income	$23	$56
Activities	Adjustments to reconcile net income to net cash provided by (used in) operating activities -
	Depreciation and amortization	22	53
	Change in net fair value adjustment on trading securities and derivatives and hedging activities	(8)	(41)
	Other adjustments, incl. $0 and $(4) of gains on early extinguishment of debt transferred to other FHLBs	(1)	-
	Net change in -
	Trading securities	(156)	(298)
	Accrued interest receivable	22	(12)
	Other assets	(11)	-
	Accrued interest payable	156	132
	Other liabilities	(13)	(1)

	Total adjustments	11	(167)

	Net cash provided by (used in) operating activities	34	(111)

Investing Activities	Net change in Federal Funds sold and securities purchased under agreements to resell	(5,195)	(1,203)
	Change in advances, net	1,895	(526)
	MPF Loans -
	Purchases, incl. $(21) and $(124) from other FHLBs	(319)	(400)
	Payments	1,245	1,398
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net [1]	821	409
	Purchases	(3)	(2,046)
	Proceeds from maturities	467	239
	Available-for-sale securities -
	Purchases	(110)	(1,011)
	Proceeds from maturities and sales	354	861
	Proceeds from sale of foreclosed assets	15	11
	Capital expenditures for software and equipment	(3)	(3)

	Net cash provided by (used in) investing activities	(833)	(2,271)

Financing	Net change in deposits, incl. $0 and $2 from other FHLBs	(144)	276
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	234,196	163,404
	Bonds	3,560	5,426
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(232,044)	(162,959)
	Bonds, incl. $0 and $(447) transferred to other FHLBs	(4,751)	(3,747)
	Proceeds from issuance of capital stock	6	59
	Acquisition related member capital stock redemptions	-	(56)
	Redemptions of mandatorily redeemable capital stock	(2)	-
	Cash dividends paid	(21)	(28)

	Net cash provided by (used in) financing activities	800	2,375

	Net increase (decrease) in cash and due from banks	1	(7)
	Cash and due from banks at beginning of year	23	33

	Cash and due from banks at end of period	$24	$26

Supplemental	Interest paid	$885	$762
Disclosures	Affordable Housing Program assessments paid	4	7
	Resolution Funding Corporation assessments paid	8	11
	Capital stock reclassed to mandatorily redeemable capital stock	2	38
	Transfer of MPF Loans to real estate owned	15	28

1  Short term held-to-maturity securities consist of commercial paper that had a maturity of less than 90 days when purchased.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Basis of Presentation

The Federal Home Loan Bank of Chicago1, a federally chartered corporation and member-owned cooperative, is one of 12 Federal Home Loan Banks (the “FHLBs”) which, with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The 12 FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and are organized under the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). Each FHLB has members in a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin.

We provide credit to our members principally in the form of secured loans called “advances.” We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”®) Program2. We also invest in other Acquired Member Assets (“AMA”) such as MPF Shared Funding® securities. AMA are assets acquired from or through FHLB members or eligible housing associates by means of either a purchase or a funding transaction, subject to Finance Board regulations. These programs help us accomplish our mission of supporting the growth and success of our members.

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (“GAAP.”) The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Certain amounts in the prior period have been reclassified to conform to the current presentation.

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC.”)

[1]	Unless otherwise specified, references to “we,” “us,” “our,” and “the Bank” are to the Federal Home Loan Bank of Chicago.
[2]	“Mortgage Partnership Finance,” “MPF,” “MPF Shared Funding,” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 2 – Business Developments

On May 1, 2007, we conducted a reduction-in-force. In connection with this and other planned reductions through the remainder of 2007, we will recognize a charge to second quarter earnings before assessments of approximately $4.2 million.

On April 22, 2007, Barclays PLC agreed to buy ABN Amro Holding NV. ABN Amro is the parent of our member La Salle Bank NA. Separately, ABN Amro has agreed to sell LaSalle Bank to Bank of America Corporation. Bank of America is headquartered outside of our district in Charlotte, North Carolina. At March 31, 2007 we held $2.9 billion par value of advances outstanding to LaSalle Bank which represented 12% of total par value of advances. LaSalle Bank held capital stock of $230 million at March 31, 2007 which represented nearly 9% of our capital stock balance. The Bank of America maintains memberships in the Federal Home Loan Banks of Atlanta, Boston, San Francisco, and Seattle. If the sale of LaSalle is completed, we are unable to predict what impact this transaction will have on our business operations or capital levels.

On May 1, 2007 National City Corporation announced a definitive agreement to acquire MAF Bancorp, Inc., parent of our member MidAmerica Bank. National City is headquartered outside of our district in Cleveland, Ohio and is a member of the FHLB Cincinnati. At March 31, 2007 we held $1.3 billion par value of advances outstanding to MidAmerica Bank which represented 5% of total par value of advances. MidAmerica Bank held capital stock of $146 million at March 31, 2007 which represented 6% of our capital stock balance. We are unable to predict what impact this transaction will have on our business operations or capital levels.

Accounting and Reporting Developments

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting pronouncements that require fair value measurements, and expands disclosures about fair value measurements. In particular, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Since fair value is a market-based measurement, the price used to measure fair value is an exit price considered from the perspective of a market participant that holds the asset or owes the liability. Further, a fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). SFAS 157 also establishes a fair value hierarchy that distinguishes between (i) market

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs) and (ii) the reporting entity’s (i.e., the Bank’s) own assumptions developed based on the best information available in the circumstances (unobservable inputs). In this regard, we are required to take into account information about market participant assumptions that is reasonably available without undue cost and effort.

SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued after January 1, 2008, with respect to the Bank, and interim periods within those fiscal years, with earlier adoption permitted. We will adopt SFAS 157 in conjunction with SFAS 159 on January 1, 2008. SFAS 157 does not require any new fair value measurements but may change our current practice. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

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

The difference between the carrying amount and the fair value of eligible items for which the fair value option is elected at the effective date will be removed from the statement of condition and included in the cumulative effect adjustment. Those differences may include, but are not limited to, (a) unamortized concession fees, premiums, and discounts; (b) allowance for loan losses; and (c) accrued interest, which would be reported as part of the fair value of the eligible item. Available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities held at the effective date are eligible for the fair value option at that date. If the fair value option is elected for any of those securities at the effective date, cumulative unrealized gains and losses at that date will be in included in the cumulative-effect adjustment. Upfront costs and fees related to items for which the fair value option is elected will be recognized as incurred rather than deferred and amortized.

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

DIG Issue G26 - In January of 2007, the FASB cleared guidance for SFAS 133, Implementation Issue No. G26 “Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate” (“DIG Issue G26”). DIG Issue G26 limits the ability to use a cash flow hedge on a variable-rate financial asset or liability. Specifically, the risk being hedged cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on the same benchmark interest rate. For example, a variable-rate financial asset or liability that is reset through the auction process, such as our consolidated obligation discount notes, is not considered to be explicitly based on a benchmark interest rate since there is no transparent separation of interest rate risk and credit risk. As a result, in order to hedge our consolidated obligation discount notes, we would need to designate the hedged risk as the risk of overall changes in cash flows. We will adopt DIG Issue G26 effective April 1, 2007. We do not expect that it will have a material impact on our results of operations or financial condition as we have no existing cash flow hedges related to any variable-rate financial asset or liability that are not explicitly based on a benchmark interest rate.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

DIG Issue B40 did not have a material impact on our results of operations or financial condition at the time of adoption.

FIN 39-1 – On April 30, 2007 the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39”. Under FSP FIN 39-1 we may offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or an obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value. The receivable or payable related to collateral may not be offset if the amount recognized does not represent or approximate fair value. The decision to offset or not offset fair value amounts represents an elective accounting policy decision. Once elected, the accounting policy must be applied on a consistent basis. This FSP is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The effects of applying this FSP are to be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. We are permitted to change our accounting policy at the time of adoption. Our current accounting policy is to offset derivative instruments of the same counterparty under a master netting arrangement. At this time, we have not made any decisions regarding whether to early adopt or whether to change our accounting policy.

Note 3 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the three months ended March 31,	2007	2006
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$120	$87
Investment securities -
Trading	8	16
Available-for-sale	39	23
Held-to-maturity	157	100
Advances	313	268

MPF Loans held in portfolio	485	527
Credit enhancement fees paid	(10)	(11)

MPF Loans held in portfolio, net	475	516

Total interest income	1,112	1,010

Interest Expense -
Deposits	16	11
Securities sold under agreements to repurchase	24	20
Consolidated obligation -
Discount notes	163	185
Bonds	824	671

Total consolidated obligations	987	856

Mandatorily redeemable capital stock	-	2
Subordinated notes	14	-

Total interest expense	1,041	889

Net interest income before provision for credit losses	71	121
Provision for credit losses	-	-

Net interest income	$71	$121

Note 4 – Investment Securities

Securities issued by GSEs are not guaranteed by the United States government. For accounting policies concerning our investment securities see Note 6 on page F-12 in our 2006 Form 10-K.

Trading Securities

The following table presents the fair value of trading securities, including Mortgage-Backed Securities (“MBS”) as of the dates indicated:

	March 31, 2007	December 31, 2006
GSEs	$612	$447
Consolidated obligations of other FHLBs	25	25

Total non-MBS	637	472

MBS:
GSEs	32	33
Government-guaranteed	6	6
Privately issued MBS	15	21

Total MBS	53	60

Total trading securities	$690	$532

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of Available-For-Sale (“AFS”) and Held-To-Maturity (“HTM”) securities as of the dates indicated. The amortized cost of our MBS classified as AFS included net discounts of less than $1 million at March 31, 2007 and zero at December 31, 2006. The amortized cost of our MBS classified as HTM included net discounts of $6 million and $7 million at March 31, 2007 and December 31, 2006.

	Available-For-Sale				Held-to-Maturity
March 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$-	$-	$-	$-	$948	$-	$(1)	$947
Government-sponsored enterprises	800	-	(5)	795	100	-	-	100
State or local housing agency obligations	-	-	-	-	61	-	-	61
Small Business Administration/Small Business Investment Companies	-	-	-	-	258	1	-	259

Total non-mortgage-backed securities	800	-	(5)	795	1,367	1	(1)	1,367

MBS: Government- sponsored enterprises	67	-	(3)	64	5,373	30	(55)	5,348
Government- guaranteed	-	-	-	-	30	-	-	30
MPF Shared Funding	-	-	-	-	360	-	(14)	346
Privately issued MBS	1,983	3	-	1,986	3,506	29	-	3,535

Total MBS	2,050	3	(3)	2,050	9,269	59	(69)	9,259

Total	$2,850	$3	$(8)	$2,845	$10,636	$60	$(70)	$10,626

December 31, 2006
Commercial paper	$-	$-	$-	$-	$1,367	$-	$-	$1,367
Government-sponsored enterprises	1,010	-	(7)	1,003	150	-	(1)	149
State or local housing agency obligations	-	-	-	-	65	-	-	65
Small Business Administration/Small Business Investment Companies	-	-	-	-	656	-	-	656

Total non-mortgage-backed securities	1,010	-	(7)	1,003	2,238	-	(1)	2,237

MBS: Government- sponsored enterprises	70	-	(4)	66	5,560	22	(66)	5,516
Government- guaranteed	-	-	-	-	36	-	-	36
MPF Shared Funding	-	-	-	-	369	-	(16)	353
Privately issued MBS	2,025	3	-	2,028	3,712	19	(1)	3,730

Total MBS	2,095	3	(4)	2,094	9,677	41	(83)	9,635

Total	$3,105	$3	$(11)	$3,097	$11,915	$41	$(84)	$11,872

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Maturity Terms

The following table presents the amortized cost and fair value of AFS and HTM securities by contractual maturity as of March 31, 2007. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees.

	Available- For-Sale		Held- To-Maturity
March 31, 2007	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Year of Maturity
Due in one year or less	$605	$603	$1,231	$1,230
Due after one year through five years	135	133	32	32
Due after five years through ten years	60	59	45	46
Due after ten years	-	-	59	59

Total non-MBS	800	795	1,367	1,367
Total MBS	2,050	2,050	9,269	9,259

Total	$2,850	$2,845	$10,636	$10,626

Unrealized Losses

The $8 million of gross unrealized losses on AFS securities at March 31, 2007 has existed for a period greater than 12 months. These securities are predominantly rated AAA. The unrealized losses are due to overall increases in market interest rates and not to underlying credit concerns relating to the issuers.

All of the AFS securities with unrealized losses aged greater than 12 months have a market value at March 31, 2007, that is within 96% of their respective amortized cost basis. We do not believe any other-than-temporary impairment existed with respect to our AFS investment securities as of March 31, 2007. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to recovery in market value during the current interest rate cycle.

Included in the $70 million of gross unrealized losses on HTM securities at March 31, 2007, was $69 million of unrealized losses that have existed for a period greater than 12 months. These securities are predominantly rated AAA. The unrealized losses are due to overall increases in market interest rates and not to underlying credit concerns relating to the issuers.

All of the HTM securities with unrealized losses aged greater than 12 months have a market value at March 31, 2007, that is within 94% of their respective amortized cost basis. We do not believe any other-than-temporary impairment existed with respect to our HTM investment securities as of March 31, 2007. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to maturity and we expect to collect all contractual principal payments and interest.

Gains and Losses on Investment Securities

The net gain (loss) on trading securities for the periods indicated, were as follows:

For the three months ended March 31,	2007	2006
Net realized gain (loss)	$-	$-
Net unrealized gain (loss)	2	(27)

Net gain (loss) on trading securities	$2	$(27)

The realized gains and losses from sales of AFS securities for the periods indicated were as follows:

For the three months ended March 31,	2007	2006
Realized gain	$-	$-
Realized loss	-	(4)

Net realized gain (loss) from sale of AFS securities	$-	$(4)

Note 5 – Advances

For accounting policies concerning advances see Note 7 on page F-16 in our 2006 Form 10-K. We had advances outstanding to members at interest rates ranging from 1.97% to 8.47% at both March 31, 2007 and December 31, 2006, with contractual maturities summarized below:

	March 31, 2007		December 31, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Contractual maturity -
Due in one year or less	$8,723	4.79%	$10,256	4.71%
Due after one year through two years	2,988	4.70%	3,990	4.61%
Due after two years through three years	3,294	4.90%	2,752	4.76%
Due after three years through four years	2,444	4.07%	2,609	4.15%
Due after four years through five years	2,190	5.10%	2,480	5.12%
Thereafter	4,708	4.46%	4,154	4.47%

Total par value	24,347	4.69%	26,241	4.64%

SFAS 133 hedging adjustments	(34)		(62)

Total advances	$24,313		$26,179

At March 31, 2007 and December 31, 2006, the Bank had $4.8 billion and $4.2 billion of putable advances outstanding and $491 million and $471 million of callable advances outstanding.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Some of our advances are concentrated with commercial banks and thrift members that individually borrowed 10% or more of our total advances. LaSalle Bank N.A. held $2.9 billion at March 31, 2007 and $4.4 billion at December 31, 2006, which represented 12% and 17% of total par value outstanding at those dates. We held sufficient collateral to cover the par value of these advances and do not expect to incur any credit losses. The Bank of America has proposed to acquire LaSalle Bank. See Note 2 on page 7 in this Form 10-Q for further information.

Note 6 – MPF Loans Held in Portfolio

For accounting policies concerning MPF Loans held in portfolio see Note 8 on page F-18 in our 2006 Form 10-K. The following table summarizes MPF Loan information as of the dates indicated:

	March 31, 2007	December 31, 2006
MPF Loans - single-family mortgages
Fixed-rate medium term: [1]
Conventional	$12,177	$12,605
Government [3]	313	328

Total fixed-rate medium term	12,490	12,933

Fixed-rate long term: [2]
Conventional	19,572	19,890
Government [3]	4,725	4,890

Total fixed-rate long term	24,297	24,780

Total par value of MPF Loans	36,787	37,713

Agent fees, premium (discount)	202	211
Loan commitment basis adjustment	(14)	(14)
SFAS 133 hedging adjustments	48	34

Receivable from future performance credit enhancement fees	1	1
Allowance for loan loss	(1)	(1)

Total MPF Loans held in portfolio, net	$37,023	$37,944

[1]	Contractual maturity of 15 years or less.
[2]	Contractual maturity of greater than 15 years.
[3]

Government is comprised of Federal Housing Administration- or Department of Housing and Urban Development-insured and Department of Veteran’s Affairs- or Rural Housing Service of the Department of Agriculture-guaranteed government loans.

At March 31, 2007 and December 31, 2006, we had $7 million and $6 million of MPF Loans on non-performing status. We had $21 million in MPF Loans classified as real estate owned in other assets, which had been foreclosed but not yet liquidated at both March 31, 2007 and December 31, 2006.

We had no impaired MPF Loans with an allowance at either March 31, 2007 or December 31, 2006. We had impaired MPF Loans without an allowance of $3 million at the end of both periods. For both the three months ended March 31, 2007 and March 31, 2006 the average balance of impaired MPF Loans was $5 million. Interest income recognized on impaired MPF Loans was less than $1 million for both periods.

Note 7 – Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations see Note 13 on page F-22 in our 2006 Form 10-K.

Interest Rate Payment Terms – The following table presents the types of our consolidated obligations for which we are the primary obligor as of the dates indicated. All discount notes are due within one year.

	March 31, 2007	December 31, 2006
Consolidated obligation bonds:
Fixed-rate non-callable	$36,994	$37,119
Fixed-rate callable	28,948	29,656
Zero coupon	2,150	2,150
Variable-rate	175	517
Step-up	150	160
Inverse floating rate	50	50

Total par value	$68,467	$69,652
Bond discounts, net	(1,513)	(1,514)
SFAS 133 hedging adjustments	(349)	(394)

Total consolidated obligation bonds	$66,605	$67,744

Discount Notes:
Par value	$13,346	$11,226
Book value	$13,316	$11,166

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Redemption Terms

The following table summarizes consolidated obligation bonds for which we were the primary obligor at March 31, 2007 and December 31, 2006, by contractual maturity:

	March 31, 2007		December 31, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,715	3.77%	$10,772	3.80%
Due after one year through two years	9,785	4.33%	11,630	4.09%
Due after two years through three years	9,936	4.65%	9,150	4.69%
Due after three years through four years	9,217	4.87%	9,384	4.77%
Due after four years through five years	4,719	5.34%	6,593	5.16%
Thereafter	23,095	4.77%	22,123	4.75%

Total par value	68,467	4.57%	69,652	4.53%

Bond discounts, net	(1,513)		(1,514)
SFAS 133 hedging adjustments	(349)		(394)

Total consolidated obligation bonds	$66,605		$67,744

Note 8 – Subordinated Notes

Subordinated notes are unsecured obligations and rank junior in priority of payment to our “senior liabilities.” Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable. For further description of our subordinated notes see Note 14 on page F-24 in our 2006 Form 10-K.

In connection with our issuance of subordinated notes, the Finance Board granted approvals and waivers to allow us to include a percentage of the outstanding principal amount of the subordinated notes (the “Designated Amount”) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of MBS, and unsecured credit, subject to phase-outs beginning in the sixth year following issuance, as follows:

Time Period	Percentage of Designated Amount	Designated Amount Included
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 through June 13, 2012	80%	800
June 14, 2012 through June 13, 2013	60%	600
June 14, 2013 through June 13, 2014	40%	400
June 14, 2014 through June 13, 2015	20%	200
June 14, 2015 through June 13, 2016	0%	-

Note 9 – Capital Stock and Mandatorily Redeemable Capital Stock

For accounting policies and other matters concerning capital stock and mandatorily redeemable capital stock see Note 16 on page F-27 in our 2006 Form 10-K. Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings. We are permitted to include the Designated Amount of subordinated notes in calculating compliance with our regulatory capital ratio. Under Amendment No. 3 to our Written Agreement, which became effective June 13, 2006, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.500 billion. At March 31, 2007, we had an aggregate amount of $3.605 billion of regulatory capital stock plus the Designated Amount of subordinated notes. No members had concentrations of capital stock greater than or equal to 10% of total capital stock at March 31, 2007 or December 31, 2006.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The regulatory capital ratio required by Finance Board regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0% provided that its non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts, certain MBS, and other investments specified by Finance Board regulation) after deducting the amount of deposits and capital are not greater than 11% of the FHLB’s total assets on an average monthly basis. If non-mortgage assets are greater than 11% of total assets, the Finance Board regulations require a regulatory capital ratio of 4.76%.

Amendment No. 1 to our Written Agreement reduced the regulatory capital ratio from 5.1% to 4.5%. Amendments No. 2 and No. 3 did not change this requirement. However, Amendment No. 3 allows us to include the Designated Amount of subordinated notes in calculating compliance with our regulatory capital ratio.

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Pre-GLB Act Capital Requirement	Regulatory Capital Requirement per Written Agreement
		Requirement		Actual
		Ratio	Amount	Ratio	Amount
March 31, 2007	$3,509	4.5%	$3,947	4.8%	$4,213
December 31, 2006	3,469	4.5%	3,902	4.9%	4,207

The following table summarizes the number of members for which we reclassified their stock as mandatorily redeemable capital stock (“MRCS”) either due to voluntary withdrawals from membership, or due to terminations of membership in conjunction with out-of-district mergers. In addition, the following table shows the number of former members for which we completed redemptions of their mandatorily redeemable capital stock during the periods indicated:

Three months ended March 31,	2007	2006
Number of members with MRCS, beginning of period	7	12
Withdrawal	1	3
Merger	4	-
Completed redemptions	(4)	-

Number of members with MRCS, end of period	8	15

The following table presents MRCS activity for the periods indicated:

Three months ended March 31,	2007	2006
Balance, beginning of period	$14	$222
Capital stock reclassified to MRCS due to-
Withdrawal	-	38
Merger	2	-

Total capital stock reclassified	2	38

Redemption of MRCS due to-
Withdrawal	-	-
Merger	(2)	-

Total completed redemptions	(2)	-

Balance, March 31	$14	$260

From April 1, 2007 through April 30, 2007, $3 million of capital stock was reclassified to mandatorily redeemable capital stock for two members. These requests were due to termination of membership in conjunction with an out-of-district merger and a surrender of charter with subsequent sale of assets. Redemption of members’ mandatorily redeemable capital stock is honored subject to, among other things, our maintaining our minimum regulatory leverage and other capital requirements, liquidity requirements (under certain circumstances), and Finance Board approval, to the extent required.

For a description of our minimum regulatory leverage and other capital requirements see Note 16 on page F-27 in our 2006 Form 10-K.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the periods indicated:

	Available- for-sale securities	Cash flow hedges	Employee retirement plans	Accumulated other comprehensive income (loss)
Balance, December 31, 2005	$(9)	$(137)	$-	$(146)
Net change	(9)	25	-	16

Balance, March 31, 2006	(18)	(112)	-	(130)

Balance, December 31, 2006	$(8)	$(99)	$(3)	$(110)
Net change	3	1	-	4

Balance, March 31, 2007	$(5)	$(98)	$(3)	$(106)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Derivatives and Hedging Activities

For accounting policies concerning derivatives and hedging activities see Note 20 on page F-34 in our 2006 Form 10-K.

We recorded a net gain (loss) on derivatives and hedging activities in non-interest income for the periods indicated as follows:

For the three months ended March 31,	2007	2006
Fair value hedge ineffectiveness	$(9)	$(10)
Gain (loss) on economic hedges	(4)	21
Cash flow hedge ineffectiveness	-	-
Gain (loss) from firm commitments no longer qualifying as fair value hedges	-	-
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	-	-

Net gain (loss) on derivatives and hedging activities	$(13)	$11

Over the next 12 months it is expected that $19 million recorded in OCI on March 31, 2007, will be recognized as a component of interest expense. The maximum length of time over which we use cash flow hedges to reduce our exposure to variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is six years.

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at the dates indicated:

	March 31, 2007		December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps:
Fair value	$42,997	$(218)	$39,554	$(215)
Cash flow	-	-	-	-
Economic	12,319	(10)	10,603	(11)

Total	55,316	(228)	50,157	(226)

Interest rate swaptions:
Fair value	5,046	44	4,990	36
Economic	4,100	4	4,919	5

Total	9,146	48	9,909	41

Interest rate caps/floors:
Cash flow	1,925	21	1,925	20
Economic	8	-	8	-

Total	1,933	21	1,933	20

Interest rate futures/forwards:
Fair value	5,272	-	6,111	(1)
Economic	-	-	-	-

Total	5,272	-	6,111	(1)

Delivery commitments of MPF Loans:
Economic	52	1	48	1

Total	$71,719	(158)	$68,158	(165)

Accrued interest, net at period end		12		11

Net derivative balance at period end		$(146)		$(154)

Derivative assets		$34		$41
Derivative liabilities		(180)		(195)

Net derivative balance at period end		$(146)		$(154)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Segment Information

We have two business segments: the Mortgage Partnership Finance segment and Traditional Member Finance segment. Our business segments are defined by the products and services we provide. The MPF segment income is derived primarily from the difference, or spread, between the yield on MPF Loans and the borrowing cost related to those MPF Loans.

The Traditional Member Finance segment includes products such as advances, investments, and deposits. Our reporting process measures the performance of the business segments based on our structure and is not necessarily comparable with similar information for any other financial institution.

The following table sets forth our financial performance by segment for the three months ended March 31, 2007 and 2006:

	MPF Segment		Traditional Member Finance		Total Bank
Income for the three months ended March 31,	2007	2006	2007	2006	2007	2006
Interest income	$482	$527	$630	$483	$1,112	$1,010
Interest expense	469	434	572	455	1,041	889
Provision for credit losses	-	-	-	-	-	-

Net interest income	13	93	58	28	71	121
Non-interest income (loss)	(6)	(21)	(4)	5	(10)	(16)
Non-interest expense	16	17	14	12	30	29
Assessments	(2)	14	10	6	8	20

Net income (loss)	$(7)	$41	$30	$15	$23	$56

Total assets as of March 31, 2007 and December 31, 2006 -	$37,486	$38,400	$50,233	$48,314	$87,719	$86,714

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 – Estimated Fair Values

For additional information concerning the estimated fair values of our financial instruments see Note 22 on page F-41 in our 2006 Form 10-K. The carrying values and estimated fair values of our financial instruments at March 31, 2007 and December 31, 2006, were as follows:

	March 31, 2007			December 31, 2006
	Carrying Value	Unrecognized Gain or (Loss)	Fair Value	Carrying Value	Unrecognized Gain or (Loss)	Carrying Fair Value
Financial Assets
Cash and due from banks	$24	$-	$24	$23	$-	$23
Federal Funds sold and securities purchased under agreements to resell	11,665	-	11,665	6,470	-	6,470
Trading securities	690	-	690	532	-	532
Available-for-sale securities	2,845	-	2,845	3,097	-	3,097
Held-to-maturity securities	10,636	(10)	10,626	11,915	(43)	11,872
Advances	24,313	(63)	24,250	26,179	(94)	26,085
MPF Loans held in portfolio, net	37,023	(820)	36,203	37,944	(905)	37,039
Accrued interest receivable	367	-	367	379	-	379
Derivative assets	34	-	34	41	-	41

Total Financial Assets	$87,597	$(893)	$86,704	$86,580	$(1,042)	$85,538

Financial Liabilities
Deposits	$(1,349)	$-	$(1,349)	$(1,493)	$-	$(1,493)
Securities sold under agreements to repurchase	(1,200)	(108)	(1,308)	(1,200)	(108)	(1,308)
Consolidated obligations -
Discount notes	(13,316)	2	(13,314)	(11,166)	-	(11,166)
Bonds	(66,605)	(123)	(66,728)	(67,744)	29	(67,715)
Accrued interest payable	(846)	-	(846)	(690)	-	(690)
Mandatorily redeemable capital stock	(14)	-	(14)	(14)	-	(14)
Derivative liabilities	(180)	-	(180)	(195)	-	(195)
Subordinated notes	(1,000)	(30)	(1,030)	(1,000)	(29)	(1,029)

Total Financial Liabilities	$(84,510)	$(259)	$(84,769)	$(83,502)	$(108)	$(83,610)

Commitments [1]	$-	$-	$-	$-	$-	$-

1  Carrying value and fair market value of commitments were less than $1 million at March 31, 2007 and December 31, 2006.

Note 14 – Commitments and Contingencies

We record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee is not reflected on our statements of condition. The par value of outstanding consolidated obligations for the FHLBs was $951 billion and $952 billion at March 31, 2007 and December 31, 2006. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. See Note 23 on page F-43 in our 2006 Form 10-K for further details on commitments and contingencies.

Our commitments at the dates shown were as follows:

	March 31, 2007	December 31, 2006
Consolidated obligation bonds traded, but not settled	$145	$407
Standby letters of credit	480	553
Standby bond purchase agreements	256	261
Delivery Commitments for MPF Loans	77	69
Commitments to fund additional advances	2	-
Unconditional software license renewal fees	6	5

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Note 15 – Transactions with Related Parties and Other FHLBs

Related Parties

We are a member-owned cooperative. We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock. The majority of our directors are elected by members. Our advance and MPF Loan business is transacted almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve on our Board of Directors. We extend credit to members whose officers or directors serve as our directors on market terms that are no more favorable than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, Federal Funds, and MBS from members (or affiliates of members) whose officers or directors serve on our Board of Directors. All investments are market rate transactions and all MBS are purchased through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates.

Members

The following table summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated:

	March 31, 2007	December 31, 2006
Assets-
Federal Funds sold	$450	$465
Advances	3,505	5,198
Interest receivable - advances	14	18
Derivative assets	9	8

Liabilities-
Deposits	$27	$29

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition as of the dates indicated:

	March 31, 2007	December 31, 2006
Assets-
Investment securities-trading	$25	$25
Accounts receivable	1	2

Liabilities-
Deposits	$11	$11

Trading Securities consisted of consolidated obligations of the FHLB of Dallas, which were $19 million at both March 31, 2007 and December 31, 2006, and the FHLB of San Francisco, which were $6 million at both March 31, 2007 and December 31, 2006.

The following table summarizes transactions we had with other FHLBs as reported in the statements of income for the periods indicated:

For the three months ended March 31,	2007	2006
Income - MPF Program transaction service fees	$1	$1
Gain on extinguishment of debt transferred to other FHLBs	-	4

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows for the periods indicated:

For the three months ended March 31,	2007	2006
Investing activities
Purchase of MPF Loan participations from other FHLBs	$21	$124
Purchase of MPF Loans directly from PFIs of FHLB of Dallas	15	20

Financing activities
Net change in deposits	$-	$2
Transfer of consolidated obligation bonds to other FHLBs	-	447

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or future predictions of management, may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “expects,” “could,” “estimates,” “may,” “should,” “will,” their negatives, or other variations of these terms. We caution that, by their nature, forward-looking statements involve risks and uncertainties related to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in these forward-looking statements and could affect the extent to which a particular objective, projection, estimate, or prediction is realized.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the Written Agreement with the Finance Board; the effect of the Retained Earnings and Dividend Policy on our goal to strengthen our capital base; our ability to make additional redemptions of voluntary capital stock; our ability to develop and implement initiatives and business strategies focused on increasing net income and reducing expenses; economic and market conditions; volatility of market prices, rates and indices or other factors, including natural disasters, that could affect the value of our investments or collateral; political events, including legislative, regulatory, judicial or other developments that affect us, our members, our counterparties, and/or investors in consolidated obligations; changes in the FHLB Act or Finance Board regulations; changes in our capital structure; membership changes, including the withdrawal of members due to our inability to satisfy all member requests for redemption of voluntary capital stock; changes in the demand by our members for advances; competitive forces, including the availability of other sources of funding for our members; our ability to attract and retain skilled individuals; the pace of technological change and our ability to develop and support technology and information systems; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; the impact of new business strategies to develop off balance sheet capabilities to fund MPF assets; the impact of new accounting standards and the application of accounting rules; and the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes at the beginning of this Form 10-Q and in conjunction with our December 31, 2006 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Financial Highlights

For the three months ended	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Selected statements of income data
Interest income	$1,112	$1,131	$1,154	$1,071	$1,010
Net interest income	71	80	91	115	121
Non-interest income (loss)	(10)	1	(8)	(10)	(16)
Non-interest expense	30	32	26	31	29
Assessments	8	13	15	20	20

Net income	23	36	42	54	56

Selected ratios and data - annualized
Net income to average assets	0.11%	0.17%	0.18%	0.25%	0.26%
Return on average equity	2.99%	4.50%	4.85%	5.44%	5.44%
Total average equity to average assets	3.52%	3.67%	3.80%	4.55%	4.75%
Non-interest expense to average assets	0.14%	0.14%	0.12%	0.14%	0.14%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.15%	0.17%	0.22%	0.33%	0.37%

Net interest margin on interest-earning assets	0.33%	0.36%	0.41%	0.53%	0.56%

Dividends declared [1]	$21	$23	$28	$28	$28

Annualized dividend rate declared	3.10%	3.10%	3.10%	3.10%	3.00%

Dividend payout ratio [2]	91%	64%	67%	52%	50%

Selected statements of condition data
Federal Funds sold and securities purchased under agreements to resell	$11,665	$6,470	$9,310	$9,039	$8,148
Investment securities	14,171	15,544	14,875	14,113	12,552
Advances	24,313	26,179	25,294	24,718	25,381
MPF Loans held in portfolio, net of allowance for loan losses	37,023	37,944	38,855	39,755	40,931
Total assets	87,719	86,714	88,906	88,384	87,809

Total consolidated obligations, net [3]	79,921	78,910	80,869	80,485	79,926
Total liabilities	84,626	83,631	85,467	84,971	83,662
Total capital	3,093	3,083	3,439	3,413	4,147

Other selected data
Regulatory capital and Designated Amount of subordinated notes	$4,213	$4,207	$4,577	$4,581	$4,537
Regulatory capital to assets ratio [4]	4.8%	4.9%	5.1%	5.2%	5.2%
All FHLBs consolidated obligations outstanding (par) [5]	$951,470	$951,990	$958,024	$958,570	$935,828
Number of members	854	858	871	881	880
Number of active PFIs [6]	263	265	259	256	249
Headcount (full-time)	436	450	445	454	448
Headcount (part-time)	6	9	9	8	5
[1]	On April 24, 2007, the Board of Directors declared and approved a 2.80% (annualized rate) cash dividend of $18 million based on first quarter 2007 results to be paid to members on May 15, 2007.
[2]	The dividend payout ratio in this table equals the dividend declared and paid in the quarter divided by net income for the same quarter.
[3]	For which we are primary obligor.
[4]	Regulatory capital plus the Designated Amount of subordinated notes divided by total assets.
[5]	We are jointly and severally liable for the consolidated obligations of the other FHLBs. See Note 7 on page 12 in this Form 10-Q.
[6]	Active PFIs that are currently servicing and/or credit enhancing MPF Loans.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

			Increase/(Decrease)
For the three months ended March 31,	2007	2006	Amount	Percent
Interest income	$1,112	$1,010	$102	10%
Interest expense	1,041	889	152	17%
Provision for loan losses	-	-	-	-

Net interest income	71	121	(50)	-41%

Non-interest income (loss)	(10)	(16)	6	38%

Non-interest expense	30	29	1	3%
Assessments	8	20	(12)	-60%

Net income	$23	$56	$(33)	-59%

Selected Ratios - Annualized
Non-interest expense to average assets	0.14%	0.14%	0.00%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.15%	0.37%	-0.22%
Net interest margin on interest-earning assets	0.33%	0.56%	-0.23%
Return on average equity	2.99%	5.44%	-2.45%

All comparisons below are for the three months ended March 31, 2007 to March 31, 2006 unless otherwise noted.

Business Overview

Net income was $23 million for the quarter, down $33 million or 59%. The decrease resulted primarily from a $50 million decrease in net interest income. Our net interest income and net interest margin on interest earning assets decreased significantly in the first quarter 2007 compared to the first quarter 2006. The following factors contributed to this decrease:

•	Reduced MPF Loan volumes;

•	Certain debt funding for MPF Loans has matured and has been replaced by new debt issuances at higher rates;

•	Reduced capital stock which was replaced by interest-bearing subordinated notes; and

•	Amortization of prior hedging costs under SFAS 133.

Non-interest income (loss) increased $6 million and assessments decreased by $12 million, partially offsetting the decrease in net interest income. Total assessments decreased as a result of a decrease in income before assessments.

Net Interest Income

Our net interest income and net interest margin on interest earning assets decreased $50 million and 23 basis points in the first quarter 2007 compared to the first quarter 2006. The estimated life or duration of our MPF Loan portfolio has increased as short-term interest rates increased. At the same time, debt funding of our MPF Loan portfolio matured. We replaced maturing debt with new debt issuances at current market rates which were higher than maturing debt. As a result, net interest income and net interest margin on earning assets were negatively impacted. In addition, we have not replaced maturing MPF Loans or principal payments thereon with the same volume of new purchases or funding. Accordingly, we have not replaced lower yielding MPF Loans with MPF Loans at current market rates. As a result, net interest income on earning assets was negatively impacted.

A primary source of our net interest income has historically been our return on invested capital. Total average capital was $3.1 billion at March 31, 2007 compared to $4.1 billion at March 31, 2006. The reduction in average capital was primarily a result of capital stock redemptions during 2006. In addition, we replaced a portion of capital stock with $1 billion in interest bearing subordinated notes. Interest expense from subordinated notes was $14 million in the first quarter 2007. We had no interest expense from subordinated notes in the first quarter 2006 because they had not yet been issued. The reduction in average capital along with the issuance of subordinated notes has resulted in a decrease in our net interest income.

We actively hedge our interest rate risk associated with MPF Loans, advances and consolidated obligations using interest rate swaps and other derivatives under SFAS 133.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

When we discontinue such hedge relationships and the financial asset or liability remains outstanding or the hedged transactions impact earnings, we start amortizing SFAS 133 hedging adjustments into net interest income. Amortization of SFAS 133 basis adjustments on consolidated obligations, MPF Loans and on hedged forecasted transactions have continued to negatively impact net interest income.

Non-interest Income

Non-interest income (loss) is principally comprised of net gains or losses from trading securities and net gains or losses from derivatives and hedging activities. Trading securities are hedged economically with interest rate swaps and changes in fair value of these swaps are recognized in derivatives and hedging activities. The losses in non-interest income (loss) for the first quarter ended 2007 and 2006 were primarily attributable to decreases in market interest rates in the first quarter 2007 compared to 2006.

Non-interest income (loss) increased $6 million compared to the first quarter 2006. The change in unrealized gains from trading securities of $29 million was offset by the change in unrealized losses from derivatives economically hedging these securities of $31 million. We recognized $11 million and $18 million in losses due to hedge ineffectiveness in the first quarter 2007 and 2006. A decrease in losses of $7 million was primarily attributable to a reduction in economic hedges of consolidated obligations and MPF Loans. During the first quarter 2007, we used more callable debt to manage our duration and convexity limits as opposed to actively managing these risks with derivative instruments.

The following tables summarize the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) for the three months ended March 31, 2007 and 2006:

For the three months ended March 31,	2007
	Fair Value Hedges	Cash Flow Hedges		Economic Hedges	Total
Hedged Item-
Advances	$-	$		$-	$-
Consolidated obligations	(2)		-	-	(2)
Investments	-		-	(2)	(2)
MPF Loans	(7)		-	(2)	(9)
Delivery commitments on MPF Loans	-		-	-	-

Total	$(9)		$-	$(4)	$(13)

For the three months ended March 31,	2006
Hedged Item-
Advances	$1		$-	$-	$1
Consolidated obligations	(2)		-	(2)	(4)
Investments	-		-	29	29
MPF Loans	(9)		-	(6)	(15)
Delivery commitments on MPF Loans	-		-	-	-

Total	$(10)		$-	$21	$11

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-interest Expense

Non-interest expense was $30 million, up $1 million compared to $29 million. Non-interest expense consists principally of compensation and benefits. Compensation and benefits increased to $18 million, up $3 million compared to $15 million in the first quarter 2006 due principally to an increase in average head count from the first quarter 2006. This contributed to an increase in total wages and related pension costs. Other expenses decreased to $6 million, down $3 million compared to $9 million in the first quarter 2006 due principally to a decrease in professional service fees of $2 million and other operating expenses of $1 million. Amortization and depreciation of software and equipment increased by $1 million as a result of software projects being placed into service during the first quarter 2007.

Business Outlook

We anticipate significantly lower future net income in 2007 and beyond primarily as a result of reduced MPF Loan volume, reduced capital stock, amortization of prior hedging costs and increased funding costs. See “Business Outlook” on page 28 in our 2006 Form 10-K.

During the second quarter, we began implementing cost reduction initiatives that are expected to result in a net reduction of compensation and benefits and other expenses of approximately $13.5 million on an annualized basis. We anticipate that these initiatives will increase net income for 2007 by approximately $4.1 million. We conducted a reduction-in-force on May 1, 2007, and plan to conduct additional such reductions through the remainder of 2007 in order to achieve the projected cost reductions. In connection with these moves, we will recognize a charge to second quarter income before assessments of approximately $4.2 million.

In making the decision to reduce headcount and other costs, we focused our attention on our continuing ability to serve our members effectively. We remain committed to delivering value to our members through the products we offer and enhancement of overall service levels.

We are making progress towards our goal of transitioning the Bank’s business model and balance sheet to a more traditional FHLB model. This model includes a focus on providing liquidity to members through advance products and holding a smaller portfolio of MPF Loans on our balance sheet that need to be supported by voluntary capital stock. We anticipate continued development of our advance product offerings and review of our collateral requirements. We face challenges in maintaining and growing our advance volume as members have access to competitive alternative funding sources. In addition, two of our significant advance borrowers have recently announced planned sales of their businesses to financial institutions outside of our district and it is not yet certain whether the announced acquirors will maintain membership in our Bank.

We continue to purchase and fund loans under the MPF Program and are reviewing our cost infrastructure and potential off-balance sheet capabilities. We expect our outstanding MPF Loan balances to decrease by approximately 10% for 2007 as we continue to focus our business on providing mortgage financing alternatives to our small and medium sized members. As our outstanding MPF Loan balances decrease, we require less capital to support this business.

We are continuing to review our expense structure throughout the Bank and focus our attention on ways to enhance efficiency. We are also actively exploring other methods to increase our net income, including balance sheet restructuring alternatives. At this time, we are unable to predict whether we will implement such restructuring alternatives or the extent of reductions to retained earnings that may result from the implementation of such alternatives. Further, we are unable to predict how or when further expense reduction initiatives will impact our overall profitability.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Average Balances/Net Interest Margin/Rates

The following table summarizes average balances, interest rates, and interest differentials for the three months ended March 31, 2007 and 2006. The table also presents an analysis of the effect on net interest income of volume and rate changes for the periods. In this analysis, the change due to the volume/rate variance has been allocated to rate.

For the three months ended March 31,	2007			2006			Increase / (Decrease) due to
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Net Change
Assets

Federal Funds sold and securities purchased under agreements to resell	$9,118	$120	5.26%	$7,853	$87	4.43%	$14	$19	$33
Total investments [1]	15,172	204	5.38%	11,500	139	4.83%	44	21	65
Advances [1]	25,272	313	4.95%	25,223	268	4.25%	1	44	45
MPF Loans held in portfolio [1,2,3]	37,223	475	5.10%	41,269	516	5.00%	(51)	10	(41)

Total interest-earning assets	$86,785	$1,112	5.13%	$85,845	$1,010	4.71%	$8	$94	$102

Allowance for loan losses	(1)			(1)
Other assets	754			1,017

Total assets	$87,538			$86,861

Liabilities and Capital

Interest bearing deposits	$1,217	$16	5.26%	$994	$11	4.43%	$2	$3	$5
Securities sold under agreements to repurchase	1,200	24	8.00%	1,200	20	6.67%	-	4	4
Consolidated obligation discount notes	12,469	163	5.23%	16,364	185	4.52%	(44)	22	(22)
Consolidated obligation bonds [1]	67,700	824	4.87%	63,202	671	4.25%	48	105	153
Mandatorily redeemable capital stock	16	-	0.00%	247	2	3.24%	(2)	-	(2)
Subordinated notes	1,000	14	5.60%	-	-	-	-	14	14

Total interest-bearing liabilities	$83,602	$1,041	4.98%	$82,007	$889	4.34%	$4	$148	$152

Other liabilities	856			732
Total capital	3,080			4,122

Total liabilities and capital	$87,538			$86,861

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.15%			0.37%

Net interest margin on interest-earning assets	$86,785	$71	0.33%	$85,845	$121	0.56%	$4	$(54)	$(50)

Average interest-earning assets to interest-bearing liabilities			103.81%			104.68%

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Non performing loans are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of approximately $11 million and $15 million during the three months ended March 31, 2007 and 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition Overview

The major components of our statements of condition at March 31, 2007 and December 31, 2006, were as follows:

	March 31,	December 31,	Increase / (Decrease)
(In millions)	2007	2006	Amount	Percent
Assets
Federal Funds sold and securities purchased under agreement to resell	$11,665	$6,470	$5,195	80%
Investment securities	14,171	15,544	(1,373)	-9%
Advances	24,313	26,179	(1,866)	-7%
MPF Loans held in portfolio, net	37,023	37,944	(921)	-2%
Other assets	547	577	(30)	-5%

Total assets	$87,719	$86,714	$1,005	1%

Liabilities and Capital
Deposits	$1,349	$1,493	$(144)	-10%
Consolidated obligation discount notes	13,316	11,166	2,150	19%
Consolidated obligation bonds	66,605	67,744	(1,139)	-2%
Other liabilities	2,356	2,228	128	6%
Subordinated notes	1,000	1,000	-	0%

Total liabilities	84,626	83,631	995	1%

Total capital	3,093	3,083	10	0%

Total liabilities and capital	$87,719	$86,714	$1,005	1%

All comparisons below are March 31, 2007 to December 31, 2006 unless otherwise noted.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

At month end, March 31, 2007, Federal Funds sold increased due to third party market demand for liquidity. Balances are typically volatile due to daily variability of member demand for short-term advances.

Investment Securities

Investment securities decreased by $1.4 billion primarily due to principal pay-downs and maturities of investment securities during the first quarter of 2007. In the prior year, we actively purchased MBS securities to increase our MBS investment portfolio up to a level near the maximum for which we are allowed to hold. We did not actively purchase investment securities in the first quarter 2007 because we did not believe the spreads were favorable compared to our funding costs.

Advances

During 2006, our advance balances increased as a result of member demand for short-term advances. This has resulted in greater day-to-day volatility in overall advance balances as our members’ demand for liquidity changes. Advances decreased by $1.9 billion. Short-term advances decreased $1.6 billion principally due to daily variability in demand for short-term advances by two members. In addition, as the yield curve continues to remain flat, member demand for fixed rate putable advances has increased by $609 million while fixed rate term advances decreased $920 million.

MPF Loans Held in Portfolio, net

MPF Loan balances have decreased by $921 million because we have not purchased or funded new MPF Loans at the same levels as in the past due to capital limitations resulting from reductions in our voluntary capital stock. We anticipate MPF Loan balances to continue to decrease at approximately a 10% annual rate for the remainder of the year.

Consolidated Obligation Discount Notes and Bonds

Discount notes increased $2.2 billion primarily as a result of short-term funding for investments in Federal Funds sold at month end, March 31, 2007. Consolidated obligation bonds decreased by $1.1 billion as longer term funding needs for MPF Loans have decreased.

Other Liabilities

Other liabilities consist primarily of securities sold under agreements to repurchase, accrued interest payable, derivative liabilities, mandatorily redeemable capital stock, and AHP and REFCORP assessments payable. Other liabilities increased $128 million primarily due to an increase in accrued interest payable of $156 million. There were no significant changes in the remaining components of other liabilities.

Total Capital

Total capital, which includes retained earnings and accumulated OCI, increased $10 million. Retained earnings increased $2 million, capital stock increased $4 million and accumulated OCI increased $4 million. There were no redemptions of voluntary capital stock except in connection with withdrawals of memberships and out-of-district mergers during the first quarter, and there were no other significant changes in capital balances.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Off Balance Sheet Arrangements

We believe we meet the scope exception for qualified special purpose entities under FIN 46-(R) “Consolidation of Variable Interest Entities,” as amended, and accordingly, do not consolidate our investment in MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as HTM and are not publicly traded or guaranteed by any of the FHLBs. We do not have any other involvement in special purpose entities or off-balance-sheet conduits.

Contractual Obligations and Commitments

For additional information see “Contractual Obligations and Commitments” on page 37 in our 2006 Form 10-K. We have not experienced any material changes in contractual obligations and commitments during the three months ended March 31, 2007.

Operating Segment Results

We manage our operations by grouping products and services within two operating segments. For the measure of profit or loss and total assets for each segment see Note 12 on page 16 in this Form 10-Q. These operating segments are:

•	The MPF segment which includes primarily MPF Loans and MPF Shared Funding investment securities; and

•

The Traditional Member Finance segment which includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments, and deposit products.

MPF Segment Results of Operations

Net interest income is the difference between interest income that we receive principally from MPF Loans and MPF Shared Funding investment securities classified as HTM less our funding costs. Funding of such assets comes predominantly from consolidated obligations. Interest income and expense from derivatives used to hedge MPF Loans and consolidated obligations are included in interest income and interest expense. All other economic hedging activities are included in non-interest income (loss).

The following table summarizes the results for the MPF segment for the periods indicated:

For the three months ended March 31,	2007	2006	Increase / (Decrease)
			Amount	Percent
Interest income	$482	$527	$(45)	-9%
Interest expense	469	434	35	8%
Provision for credit losses	-	-	-	-

Net interest income	13	93	(80)	-86%
Non-interest income (loss)	(6)	(21)	15	71%
Non-interest expense	16	17	(1)	6%
Assessments	(2)	14	(16)	-114%

Net Income (Loss)	$(7)	$41	$(48)	-117%

For the first quarter of 2007, net interest income was $13 million. Net interest income decreased $80 million due principally to:

•	Reduced MPF Loan volumes;

•	Certain debt funding for MPF Loans has matured and has been replaced by new debt issuances at higher rates;

•	Reduced capital stock which was replaced by interest-bearing subordinated notes; and

•	Amortization of prior hedging costs under SFAS 133.

For the three months ended March 31, 2007, interest income from MPF Loans was $482 million, down $45 million compared to $527 million. The change in interest income is primarily attributable to a smaller average balance of MPF Loans due to principal paydowns and maturities on existing MPF Loans which continue to exceed new purchases and fundings. Interest expense was $469 million, up $35 million compared to $434 million. We have replaced maturing debt with new debt issuances at current market rates which were higher than the maturing debt.

We typically purchase or fund mortgage loans at a premium or discount from our PFIs, because market interest rates will change from the time a homeowner locks in a rate with our PFI and the time the PFI locks in a delivery commitment

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

with the Bank. In addition, borrowers typically elect to pay a higher than market rate on their mortgage loans in exchange for a reduction in up-front loan origination points, fees and other loan costs. As a result, MPF Loans typically are purchased at a net premium. We also hedge a portion of our MPF Loan portfolio in accordance with SFAS 133, creating hedging adjustments on MPF Loans which are similar to premiums and discounts. Premiums, discounts, and hedging adjustments are deferred and amortized over the contractual life of the individual MPF Loans which cause variability in interest income as interest rates rise or fall.

As interest rates increase, prepayments on MPF Loans tend to decrease because borrowers are less likely to refinance their existing mortgage loans at a higher interest rate. The inverse is true in a falling rate environment because it becomes more economical for borrowers to refinance their existing mortgage loans. If borrowers prepay, the premium amortization will result in a lower yield on MPF Loans and lower net interest income. As a result, we closely monitor our net premium position and SFAS 133 hedging adjustments. During the quarter, changes in interest rates have not resulted in significant prepayment activity. During the three months ended March 31, 2007, mortgage interest rates have remained about the same as year-end and prior year’s first quarter levels, limiting prepayment activity due to changes in market rates. We recognized $11 million and $15 million in net premium amortization for the three months ended March 31, 2007 and March 31, 2006.

The following table summarizes information related to our net premium/ (discount) and cumulative basis adjustments on MPF Loans for the periods shown:

Three months ended March 31,	2007	2006
Net premium amortization expense	$11	$15
MPF Loans, net premium balance at period-end	200	245
Cumulative basis adjustments on MPF Loans [1]	34	(116)
MPF Loans, par balance at period-end	36,787	40,731
Premium balance as a percent of MPF Loans	0.54%	0.60%
[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

The loss in non-interest income (loss) declined in 2007 compared to 2006. Non-interest income (loss) consists principally of derivatives and hedging activities. We recognized losses due to hedge ineffectiveness and economic hedges of MPF Loans of $7 million in the first quarter of 2007 compared to a loss of $17 million in the first quarter of 2006. During the first quarter 2007, we used more callable debt to manage duration and convexity associated with MPF Loans as opposed to actively managing these risks with derivative instruments.

The following table summarizes the major assets of the MPF segment:

	March 31,	December 31,	Increase / (Decrease)
	2007	2006	Amount	Percent
MPF Loans	$37,023	$37,944	$(921)	-2%
Investments- MPF Shared Funding securities	360	369	(9)	-2%
Other assets	103	87	16	18%

Total assets	$37,486	$38,400	$(914)	-2%

Total MPF segment assets decreased $914 million, due principally to principal pay-downs and maturities of existing MPF Loans which have exceeded new purchases and fundings. We have not purchased or funded MPF Loans at the same levels as in the past due to capital limitations resulting from reductions in our voluntary capital stock.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes MPF Loan information by product at March 31, 2007 and December 31, 2006:

March 31, 2007	Fixed Medium Term [1]	Fixed Long Term [2]	Total
MPF Program type-
Conventional loans
Original MPF	$1,714	$3,507	$5,221
MPF 100	1,941	3,159	5,100
MPF 125	300	625	925
MPF Plus	8,222	12,281	20,503
Government loans	313	4,725	5,038

Total par value of MPF Loans	$12,490	$24,297	$36,787

Agent fees, premium (discount)			202
Loan commitment basis adjustment			(14)
SFAS 133 hedging adjustments			48
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(1)

Total MPF Loans held in portfolio, net			$37,023

December 31, 2006
MPF Program type-
Conventional loans
Original MPF	$1,750	$3,447	$5,197
MPF 100	1,997	3,171	5,168
MPF 125	303	607	910
MPF Plus	8,555	12,665	21,220
Government loans	328	4,890	5,218

Total par value of MPF Loans	$12,933	$24,780	$37,713

Agent fees, premium (discount)			211
Loan commitment basis adjustment			(14)
SFAS 133 hedging adjustments			34
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(1)

Total MPF Loans held in portfolio, net			$37,944

1  Contractual maturity of 15 years or less.

2  Contractual maturity of greater than 15 years.

The par value of MPF Loans purchased or funded by MPF product type during the three months ended March 31, 2007 and 2006 were as follows:

For the three months ended March 31,	2007	2006
	Purchased/ Funded	Purchased/ Funded	Percent Change
MPF Product type-
Original MPF	$173	$169	2.4%
MPF 100	79	64	23.4%
MPF 125	41	28	46.4%
MPF Plus	9	98	-90.8%
Government	14	32	-56.3%

Total par value of MPF Loans purchased/funded	$316	$391	-19.2%

We continue to actively purchase and fund MPF Loans from small-and medium-sized PFIs, but we are purchasing fewer MPF Loans from larger PFIs compared to prior periods.

Traditional Member Finance Segment Results of Operations

Net interest income is the difference between (i) interest income that we receive principally from advances, investment securities (excluding MPF Shared Funding investment securities classified as HTM) and Federal Funds sold, and (ii) our funding costs predominantly from consolidated obligation bonds. Interest income and expense from derivatives used to hedge advances and consolidated obligation bonds are included in interest income and interest expense. All other economic hedging activities, such as hedges of investment securities classified as trading, are included in non-interest income (loss).

The following table summarizes the results for the Traditional Member Finance segment for the three months ended March 31, 2007 and 2006:

For the three months	2007	2006	Increase / (Decrease)
ended March 31,			Amount	Percent
Interest income	$630	$483	$147	30%
Interest expense	572	455	117	26%
Provision for credit losses	-	-	-	-

Net interest income	58	28	30	107%
Non-interest income (loss)	(4)	5	(9)	-180%
Non-interest expense	14	12	2	17%
Assessments	10	6	4	67%

Net Income	$30	$15	$15	100%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income was $58 million for the first quarter 2007, an increase of $30 million compared to $28 million in the prior-year quarter. Net interest income for the quarter increased as a result of higher average balances from investments and Federal funds sold. The increase in interest income as a result of an increase in market interest rates was largely offset by our increased funding costs.

Non-interest income (loss) is principally comprised of net gains or losses from trading securities and net gains or losses from derivatives and hedging activities. Trading securities are hedged economically with interest rate swaps and changes in fair value of these swaps are recognized in derivatives and hedging activities. The losses in non-interest income (loss) for the first quarter ended 2007 and 2006 were primarily attributable to decreases in market interest rates in the first quarter 2007 compared to 2006.

The following table summarizes the major assets of the Traditional Member Finance segment:

	March 31,	December 31,	Increase / (Decrease)
	2007	2006	Amount	Percent
Advances	$24,313	$26,179	$(1,866)	-7%
Investment securities	13,811	15,175	(1,364)	-9%
Other assets	12,109	6,960	5,149	74%

Total Assets	$50,233	$48,314	$1,919	4%

During 2006, our advance balances increased as a result of member demand for short-term advances. This has resulted in greater day-to-day volatility in overall advance balances as our members’ demand for liquidity changes. Advances decreased by $1.9 billion. Short-term advances decreased $1.6 billion principally due to daily variability in demand for short-term advances by two members. In addition, as the yield curve continues to remain flat, member demand for fixed rate putable advances has increased by $609 million while fixed rate term advances decreased $920 million.

Investment securities decreased by $1.4 billion primarily due to principal pay-downs and maturities of investment securities during the first quarter of 2007. In the prior year, we actively purchased MBS securities to increase our MBS investment portfolio up to a level near the maximum for which we are allowed to hold. We did not actively purchase investment securities in the first quarter 2007 because we did not believe the spreads were favorable compared to our funding costs.

At month end, March 31, 2007, other assets, primarily Federal Funds sold, increased due to third party market demand for liquidity. Balances are typically volatile due to daily variability of member demand for short-term advances.

The following table shows the par value of the advances to our members by advance type:

As of	March 31, 2007	December 31, 2006
Fixed-rate non-callable/putable	$13,150	$15,105
Fixed-rate putable	4,780	4,171
Fixed-rate callable	100	100
Variable-rate	5,041	5,546
Variable-rate callable	391	371
Open line variable-rate	250	425
Other advances	635	523

Total par value of advances	24,347	26,241
SFAS 133 hedging and other adjustments	(34)	(62)

Total advances	$24,313	$26,179

Liquidity, Funding, and Capital Resources

Liquidity

We are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by our Board of Directors. For a description of these regulations and policies see “Liquidity, Funding, and Capital Resources” on page 45 in our 2006 Form 10-K.

As of March 31, 2007, we had excess overnight liquidity of $7.3 billion. Our policy requires overnight liquid assets to be at least equal to 5% of total assets.

The following table summarizes our liquidity needs over a cumulative five-business-day-period, the sources of liquidity that we hold to cover our needs, and our net liquidity in excess of our total uses and reserves as of March 31, 2007. The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits).

Cumulative Five Business Days Liquidity	March 31, 2007
Liquidity Sources
Consolidated obligations traded but not settled	$3,115
Contractual maturities cash, Federal Funds sold, resale agreements	11,689
Maturing advances	1,224
Investment securities/loans eligible for sale/resale	9,062

Total Sources	25,090

Liquidity Uses and Reserves
Contractual principal payments	6,106
Reserves ($1 billion plus 25% of customer deposits)	1,228

Total Uses and Reserves	7,334

Net liquidity	$17,756

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

To support our member deposits, Finance Board regulations require us to have an amount at least equal to current deposits invested in; obligations of the United States government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of March 31, 2007, we had excess liquidity of $30.4 billion to support member deposits.

In light of our available liquidity, we expect to be able to remain in compliance with our liquidity requirements.

Funding

Consolidated Obligations

The following table summarizes the par value of consolidated obligations of the FHLB System and those for which we were the primary obligor:

March 31, 2007	Bonds	Discount Notes	Total
FHLB System	$784,922	$166,548	$951,470
The Bank as primary obligor	68,467	13,346	81,813
The Bank as a percent of the FHLB System	8.7%	8.0%	8.6%

December 31, 2006
FHLB System	$793,868	$158,122	$951,990
The Bank as primary obligor	69,652	11,226	80,878
The Bank as a percent of the FHLB System	8.8%	7.1%	8.5%

The following table provides additional information on our consolidated obligation discount notes outstanding as of the dates indicated. Discount notes have terms ranging from one day to one year in length.

	March 31, 2007	December 31, 2006
Weighted average rate at period-end	5.08%	5.04%
Daily average outstanding for the period ended	$12,469	$14,846
Weighted average rate for the year	5.23%	5.02%
Highest outstanding at any month-end	$13,316	$17,238

For further details of our consolidated obligations see Note 7 on page 12 in this Form 10-Q.

Capital Resources

Capital Amounts

Total capital, which includes retained earnings and accumulated OCI, increased $10 million from December 31, 2006 to March 31, 2007. There were no redemptions of voluntary capital stock except in connection with withdrawals of memberships and out-of-district mergers during the first quarter, and there were no other significant changes in capital balances.

Although by regulation we have the discretion to redeem voluntary capital stock at any time, our policy since May 2006 has been to redeem voluntary capital stock only during announced redemption windows authorized by the Finance Board, in accordance with our capital stock redemption guidelines and subject to meeting our minimum regulatory capital requirements. We expect to redeem additional voluntary capital stock in the fourth quarter of 2007, subject to regulatory authorization.

Prior to May 2006, we had discontinued voluntary capital stock redemptions for a period of time beginning in October 2005, as permitted by the FHLB Act and Finance Board regulations. See “Regulatory Agreement and Related Actions” on page 14 in our 2006 Form 10-K for further discussion of our voluntary capital stock redemptions.

Capital stock remained essentially unchanged during the first quarter and accounted for 84% of total capital at March 31, 2007. At March 31, 2007, we held $14 million of mandatorily redeemable capital stock from 8 members as a result of voluntary withdrawals and terminations of membership due to out-of-district merger activity, of which we expect to redeem about $9 million over the next 12 months.

For the period of April 1, 2007 through April 30, 2007, $3 million of capital stock was reclassified to mandatorily redeemable capital stock for 2 members. This request was due to termination of membership in conjunction with an out-of-district merger and surrender of charter with subsequent sale of assets. We received no member requests to voluntarily withdraw from membership during April 2007. Redemption of members’ mandatorily redeemable capital stock is honored subject to, among other things, our maintaining our minimum regulatory capital and leverage requirements, liquidity requirements (under certain circumstances), and Finance Board approval, to the extent required.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the concentration of the top five capital stock balances outstanding by member:

	March 31, 2007		December 31, 2006
	Capital Stock	% of Total	Capital Stock	% of Total
LaSalle Bank N.A.	$230	8.8%	$230	8.8%
One Mortgage Partners Corp. [1]	172	6.6%	172	6.6%
MidAmerica Bank, FSB	146	5.6%	146	5.6%
Associated Bank, NA	121	4.6%	121	4.7%
M&I Marshall & Isley Bank	120	4.6%	120	4.6%
All other members	1,816	69.8%	1,812	69.7%

Total regulatory capital stock	$2,605	100.0%	$2,601	100.0%

Less mandatorily redeemable capital stock [2]	(14)		(14)

Capital stock per statements of condition	$2,591		$2,587

Total regulatory capital stock	$2,605		$2,601

Designated Amount of subordinated notes [3]	1,000		1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,605		3,601
Retained earnings	608		606

Total regulatory capital including Designated Amount of subordinated notes	$4,213		$4,207

Total capital per statements of condition	$3,093		$3,083

Voluntary capital stock	$960		$912

Voluntary capital stock as a percent of total regulatory capital and Designated Amount of subordinated notes	22.8%		21.7%

[1]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[2]	Mandatorily redeemable capital stock is recorded as a liability but is included in the calculation of the regulatory capital and leverage ratios.
[3]	For the definition of Designated Amount see Note 8 on page 13 in this Form 10-Q.

LaSalle Bank N.A and MidAmerica Bank, FSB are subject to agreements to be acquired by institutions outside our district. If these sales are completed, we are unable to predict what impact these transactions will have on our business operations or capital levels. See Note 2 on page 7 in this Form 10-Q for further information.

Minimum Regulatory Capital Requirements

Our regulatory capital ratios of 4.8% and 4.9% at March 31, 2007 and December 31, 2006, were greater than the regulatory required ratio of 4.0% and greater than the 4.5% regulatory capital and subordinated notes ratio required by Amendment No. 3 to the Written Agreement with the Finance Board, which became effective June 13, 2006. Our regulatory capital ratios were also greater than the alternative regulatory requirement of 4.76% which applies if our non-mortgage assets less deposits and capital stock exceed 11% of our total assets.

Under Amendment No. 3 to our Written Agreement, which became effective June 13, 2006, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.500 billion. At March 31, 2007, we had an aggregate amount of $3.605 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

For a description of our minimum regulatory leverage and other capital requirements see “Minimum Regulatory Capital Requirements” on page 51 in our 2006 Form 10-K.

Retained Earnings & Dividend Policy

Our Retained Earnings & Dividend Policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount plus a percentage of earnings. It also limits the amount of earnings payable as

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

dividends for 2006 to 2009 to Adjusted Core Net Income minus the Retained Earnings Dollar Requirement, multiplied by the Dividend Payout Limitation (to the extent the Retained Earnings Dollar Requirement had been accumulated from the current year’s net income). For 2007, the Retained Earnings Dollar Requirement is $35 million and the Dividend Payout Limitation is 80%.

Adjusted Core Net Income for purposes of this policy means our GAAP net income, excluding gains or losses arising from significant non-recurring events, such as advance prepayment fees and gains or losses on debt transfers and associated derivative contracts, other hedge instruments and business restructuring. For a complete description of our policy see “Retained Earnings and Dividend Policy” on page 53 in our 2006 Form 10-K.

The following table sets forth the calculations under the Retained Earnings & Dividend Policy for 2007 year-to-date:

2007 [1]
Net income	$23

Adjusted Core Net Income	$23

Dividend rate as declared and paid in the following quarter [1]	2.80%
Dividend amount declared and paid in the following quarter [1]	$18

[1]	Dividends are declared and paid in the quarter subsequent to the period earned.

The anticipated significant decrease in our net income levels may negatively impact our ability to pay dividends at levels consistent with those paid over the last year. Our dividend payout ratio based on first quarter 2007 results was approximately 80%, equaling our Dividend Payout Limitation. We exceeded our required Retained Earnings Dollar Requirement for 2006 by $10 million, which we expect to apply to our Retained Earnings Dollar Requirement for 2007. Based on this, we are required to retain an additional $25 million for the remainder of 2007.

Dividends declared by the Board of Directors may be in the form of cash, stock, or a combination of cash and stock, subject to applicable regulations, including regulations prohibiting an FHLB with excess stock greater than 1% of total assets, such as the Bank, from paying dividends in the form of stock. Our current practice is to pay dividends in cash. See “Financial Highlights” on page 20 in this Form 10-Q for a summary of cash dividends declared and paid.

Critical Accounting Policies and Estimates

We did not implement any material change to our accounting policies or estimates, nor did we implement any new accounting policy that had a material impact on our results of operations or financial condition, during the quarter ended March 31, 2007. See “Critical Accounting Policies and Estimates” on page 55 in our 2006 Form 10-K.

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

We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties, which are based in part on our total regulatory capital. As part of the Finance Board’s actions on April 18, 2006, we were authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding capital stock, retained earnings, and the Designated Amount of outstanding subordinated notes for any period that we are subject to the Regulatory Leverage Limit.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal Funds and resale agreements entered into with highly rated institutions. The longer term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, MPF Shared Funding securities, and MBS that are issued by GSEs or that carry the highest ratings from Moody’s, S&P, or Fitch Ratings, Inc. (“Fitch”). Securities issued by GSEs are not obligations of, and are not guaranteed, by the United States government.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the carrying value of our investment securities portfolio by type of investment and credit rating as of the date shown below:

	Government	Long Term Rating		Short Term Rating
As of March 31, 2007	Agency	AAA	AA	A-1 or Higher	Unrated	Total

Commerical paper	$-	$-	$-	$948	$-	$948
Government-sponsored enterprises	1,507	-	-	-	-	1,507
Consolidated obligations of other FHLBs	25	-	-	-	-	25
State or local housing agency obligations	-	9	52	-	-	61
Small Business Administration / Small Business Investment Companies	258	-	-	-	-	258
Mortgages-backed securities	5,499	5,846	11	-	16	11,372

Total investment securities	$7,289	$5,855	$63	$948	$16	$14,171

Further Detail of MBS issued, Guaranteed, or Fully insured By: Pools of Mortgages
Government-sponsored enterprises	$3,036	$-	$-	$-	$-	$3,036
Government-guaranteed	35	-	-	-	-	35

CMOs/REMICs
Government-sponsored enterprises	2,427	-	-	-	6	2,433
Government-guaranteed	1	-	-	-	-	1

MPF Shared Funding	-	349	11	-	-	360

Privately Issued
Non-conforming	-	3,194	-	-	-	3,194
CMOs/REMICs	-	286	-	-	-	286
Commercial MBS	-	226	-	-	-	226
Asset backed - Home equity	-	1,791	-	-	10	1,801

Total Mortgage Backed Securities	$5,499	$5,846	$11	$-	$16	$11,372

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances, after discounting for liquidation and other risks, to protect against losses. At March 31, 2007 and December 31, 2006, we had a security interest in collateral, with an estimated liquidation value in excess of outstanding advances. We have not recorded any allowance for losses on our advances. For further discussion of eligible collateral and our credit risk exposure on advances, see “Advances” on page 60 in our 2006 Form 10-K.

MPF Loans

Credit Enhancement Structure Overview

Under the MPF Program, the PFI’s credit enhancement obligation (“CE Amount”) represents a direct liability to pay credit losses incurred with respect to a Master Commitment or the requirement of the PFI to obtain and pay for a supplemental mortgage insurance (“SMI”) policy insuring us for a portion of the credit losses arising from the Master Commitment. The PFI’s credit enhancement protection

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

(“CEP Amount”) may take the form of the CE Amount and/or the PFI may contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment.

The credit risk on MPF Loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s CEP Amount. We also face credit risk on MPF Loans to the extent such losses are not recoverable under the primary mortgage insurance (“PMI”) or SMI, as well as the PFI’s failure to pay amounts not covered by FHA or HUD insurance/VA or RHS guarantees. For more information on our credit risk exposure on MPF Loans, see “Credit Risk Exposure” on page 63 in our 2006 Form 10-K.

The outstanding balance of our MPF Loan portfolio exposed to credit losses not recoverable from the applicable government agency with respect to MPF Government Loans (including servicer paid losses not covered by the applicable government agency), the PFI CE Amount, PMI, or SMI coverage was approximately $30.6 billion and $31.3 billion at March 31, 2007 and December 31, 2006. Our actual credit exposure is significantly less than these amounts. The borrower’s equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable.

A significant decline in the value of the underlying property would have to occur before we would be exposed to credit losses, because the typical MPF LTV ratio is less than 100% and PMI covers a portion of losses on loans with LTV ratios in excess of 80%. On our outstanding MPF Loan portfolio balance at March 31, 2007, the weighted average FICO® score was 737 and the average loan-to-value (“LTV”) ratio at origination was 67%. These amounts were unchanged from December 31, 2006.

The allowance for loans losses for MPF Loans was $1 million at both March 31, 2007 and December 31, 2006. There have been no material charge-offs or recoveries to the allowance for loan losses during the three months ended March 31, 2007.

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

The PFI’s CE Amount (including the SMI policy for MPF Plus) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage-backed security and our initial first loss account (“FLA”) exposure (which is zero for the Original MPF product). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based credit enhancement fees (“CE Fees”) that would be payable to the PFI.

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

In determining the estimated rating for Master Commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus Master Commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we either hold additional retained earnings against the related Master Commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the Master Commitment to the equivalent of an “AA” rated mortgage-backed security. As of March 31, 2007 and December 31, 2006, the outstanding balance of MPF Loans for which we have purchased SMI in order to increase the estimated credit rating of a Master Commitment was $3.4 billion and $3.5 billion. The acquired SMI provided coverage of $666 million at both March 31, 2007 and December 31, 2006. We have elected to cancel these SMI policies effective May 31, 2007. The amount of coverage required under the AMA regulation has decreased, so the policies were no longer beneficial. Instead, we have elected to hold additional retained earnings against these Master Commitments in accordance with the AMA regulation.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

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

CE Amount Concentration – At March 31, 2007, three PFIs provided 10% or more of the outstanding MPF Loan balance. These three PFIs totaled $19 billion or 52% of the total MPF Loans outstanding. If these PFIs were unable or failed to meet their contractual obligations to cover losses under the CE Amount, which in some instances requires the maintenance of SMI, we may incur increased credit losses depending upon the performance of the related MPF Loans.

SMI Provider Concentration - Mortgage Guaranty Insurance Company and Genworth Mortgage Insurance Corp. provided 64% and 12%, of SMI coverage for MPF Loans at both March 31, 2007 and December 31, 2006. Historically, we have not claimed any losses in excess of the policy deductible against an SMI company. If one or both of these SMI companies were to default on their insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses. We perform a quarterly analysis evaluating the concentration risk with the SMI companies. Based on our analysis of the SMI companies’ fourth quarter 2006 results, all of the companies remain profitable, pass all early warning financial tests formulated by the MPF Provider, and maintain outstanding claims paying ability. On February 6, 2007, Mortgage Guaranty Insurance Company announced plans to merge with Radian Group, which provided 1% of SMI coverage for MPF Loans at March 31, 2007 and December 31, 2006.

Geographic Concentration - We have MPF Loans in all 50 states, Washington, D.C., and Puerto Rico. No single zip code represents more than 1% of MPF Loans on our statements of condition. Our largest concentrations of MPF Loans (of 10% or more) were secured by properties located in Wisconsin, Illinois, and California. An overall decline in the economy or the residential real estate market of, or the occurrence of a natural disaster in these states could adversely affect the value of the mortgaged properties and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Our maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery commitments for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit. At March 31, 2007 and December 31, 2006, our maximum credit risk as defined above was $34 million and $41 million.

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivative counterparty credit exposure, by counterparty credit rating:

Counterparty Credit Rating as of March 31, 2007	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral [2]

AAA	$25	$-	$-	$-
AA	30,119	-	-	-
A	32,978	24	19	5
BBB	9	-	-	-
Member institutions [1,3]	8,588	10	9	-

Total derivatives	$71,719	$34	$28	$5

[1]	Represents either collateral physically held by us or on our behalf, or collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit.
[2]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some individual counterparties within a rating category are over- collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Collateral Held.

[3]

Member Institutions include: (i) derivative counterparties who are members or affiliates, but where we are not acting as an intermediary, (ii) derivatives with members where we are acting as an intermediary, and (iii) delivery commitments with members on MPF Loans.

At March 31, 2007, we had two counterparties which accounted for approximately 33% of the total outstanding notional amount of our derivative contracts. At March 31, 2007, we did not have any credit exposure to these two counterparties. No other derivative counterparty accounted for greater than 10% of the total outstanding notional amount of our derivative contracts.

Debt Ratings

There have been no changes to our debt ratings or to the ratings on the consolidated obligations of the FHLBs since December 31, 2006. See “Debt Ratings” on page 68 in our 2006 Form 10-K for further details.

Operational and Business Risk

See “Risk Management” on page 58 in our 2006 Form 10-K for information regarding operational risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

Market risk is the potential for loss due to market value changes in financial instruments we hold. Interest rate risk is a critical component of market risk. We are exposed to interest rate risk primarily from the effect of changes in interest rates on our interest-earning assets and our funding sources which finance these assets. Mortgage-related assets are the predominant sources of interest rate risk in our market risk profile. Those assets include MPF Loans and mortgage-backed securities. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our revenue, net interest margin and average maturity of our interest-earning assets and funding sources. See “Market Risk Management” on page 69 in our 2006 Form 10-K for further discussion.

Impact of Interest Rates Changes on the Net Value of Financial Instruments

We perform various sensitivity analyses that quantify the impact of interest rate changes on the net fair value of our assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous parallel shifts in the yield curve. The Finance Board and our members use these sensitivity analyses to assess our market risk profile relative to other FHLBs.

The following table summarizes the estimated change in fair value of equity including derivatives and commitments, given hypothetical, instantaneous parallel shifts in the yield curve.

Interest Rate Change	Fair Value Change as of:
	March 31, 2007	December 31, 2006
-2.00%	-5.1%	-4.8%
-1.00%	-0.2%	-0.7%
-0.50%	0.8%	0.8%
Base	0.0%	0.0%
+0.50%	-2.6%	-2.0%
+1.00%	-5.1%	-3.2%
+2.00%	-6.9%	-3.6%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The estimated change in fair value is driven by changes in duration, which is the exposure to changes in interest rate levels, and convexity, which measures duration changes as of function of interest rate changes. As a result, increases in interest rates may negatively impact our fair value of equity as duration increases. Further, changes in cash flows due to mortgage prepayments will accelerate as interest rates decline, which may also negatively impact our fair value of equity.

This sensitivity analysis is limited in that it captures only changes in duration and convexity. Other risk exposures, including option volatility, non-parallel changes in the yield curve, and spreads, are held constant or are not incorporated into the analysis. The sensitivity analysis only reflects a particular point in time. It does not incorporate changes in the relationship of one interest rate index versus another. As with all models, it is subject to the accuracy of the assumptions used, including prepayment forecasts and discount rates. It does not incorporate other factors that would impact our overall financial performance. Lastly, not all changes in fair value would impact current or future period earnings. Significant portions of the assets and liabilities on the statements of condition are not held at fair value.

12-Month Average Duration Gap

Duration gap is calculated by aggregating the dollar duration of all assets, liabilities and derivatives, and dividing that amount by the total fair value of assets. Dollar duration is the result of multiplying the fair value of an instrument by its duration. Duration gap is expressed in months and determines the sensitivity of assets, liabilities, and derivatives to interest rate changes. A positive duration gap indicates that the portfolio has exposure to rising interest rates, whereas a negative duration gap indicates the portfolio has exposure to falling interest rates.

The 12-month average duration gap is calculated based upon 12 consecutive month-end observations of duration gap for the periods ending on the dates shown. The following table presents our 12-month rolling average duration gap and calculated duration gap at March 31, 2007 and December 31, 2006.

Portfolio Duration Gap (in months)	March 31, 2007	December 31, 2006
12-month rolling average	0.4	0.5
As of	1.0	0.9

Duration of Equity

Duration of equity measures the impact of interest rate changes on the value of equity. It is calculated using the net interest rate sensitivity of the portfolio to a ±25 basis point parallel shock across the yield curve (change in market value of equity) and dividing that amount by the total fair value of equity. Duration of equity is reported in years.

Finance Board policy requires that we maintain our duration of equity within a range of ±5 years (at current interest rate levels using the consolidated obligation cost curve or an appropriate discounting methodology). We have established an advisory guideline that equates to 80 percent of the regulatory limit, or ±4 years. Our approach to managing interest rate risk is to maintain duration of equity within the advisory guideline by utilizing economic and SFAS 133 hedges as opposed to taking a specific duration position based on forecasted interest rates.

The table below shows our exposure to interest rate risk in accordance with the Finance Board policy and our advisory guideline.

Duration of Equity (In Years) as of	Down 200	Base	Up 200
March 31, 2007	1.5	3.7	0.9
December 31, 2006	1.4	3.1	0.0

We perform an attribution analysis to take a retrospective look at the changes in our fair value of equity and determine the individual impact resulting from changes in duration, convexity, curve, volatility, spread and other factors. However, we do not actively manage the impact due to spread.

Derivatives

See Note 11 on page 15 in this Form 10-Q for details regarding the nature of our derivative and hedging activities, in addition to the instruments used on assets and liabilities being hedged.

Item 4. Controls and Procedures

Pursuant to Section 404 of the Sarbanes-Oxley Act and SEC rules thereunder, our management will be required to provide a report on the internal control over financial reporting beginning with the annual report on Form 10-K for the year ended December 31, 2007.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer concluded as of the Evaluation Date that the disclosure controls and procedures were effective such that information relating to us that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

For the first quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see “Controls and Procedures” page 72 of our 2006 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART II

Item 1.    Legal Proceedings

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Item 1A.    Risk Factors

See the risk factors set forth in our 2006 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	Employee Severance Plan, effective as of May 1, 2007

10.2	Management Incentive Compensation Plan, effective as of May 1, 2007

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

Federal Home Loan Bank of Chicago

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago

/s/ J. Mikesell Thomas

By: J. Mikesell Thomas

Title: President and Chief Executive Officer

Date: May 11, 2007	(Principal Executive Officer)

/s/ Roger D. Lundstrom

By: Roger D. Lundstrom

Title: Executive Vice President - Financial Information

Date: May 11, 2007	(Principal Financial Officer and Principal Accounting Officer)

S-1