Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Chicago
filed 2007-08-10
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 26,594,698 shares of registrant’s capital stock outstanding as of July 31, 2007.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	June 30, 2007	December 31, 2006

Assets
Cash and due from banks	$25	$23
Federal Funds sold and securities purchased under agreements to resell	12,826	6,470
Investment securities -
Trading ($537 and $331 pledged)	622	532
Available-for-sale ($643 and $825 pledged)	2,808	3,097
Held-to-maturity [1] ($339 and $302 pledged)	12,102	11,915
Advances	23,836	26,179
MPF Loans held in portfolio, net of allowance for loan losses ($1 and $1)	35,963	37,944
Accrued interest receivable	384	379
Derivative assets	53	41
Software and equipment, net	47	51
Other assets	79	83

Total Assets	$88,745	$86,714

Liabilities and Capital Liabilities

Deposits -
Interest bearing ($12 and $11 from other FHLBs)	$741	$1,379
Non-interest bearing	122	114

Total deposits	863	1,493

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	14,343	11,166
Bonds	67,159	67,744

Total consolidated obligations, net	81,502	78,910

Accrued interest payable	666	690
Mandatorily redeemable capital stock	19	14
Derivative liabilities	249	195
Affordable Housing Program assessment payable	54	63
Resolution Funding Corporation assessment payable	7	9
Other liabilities	51	57
Subordinated notes	1,000	1,000

Total Liabilities	85,611	83,631

Commitments and contingencies (Note 14)

Capital
Capital stock - putable ($100 par value per share) issued and outstanding shares - 26 million and 26 million shares	2,637	2,587
Retained earnings	617	606
Accumulated other comprehensive income (loss)	(120)	(110)

Total Capital	3,134	3,083

Total Liabilities and Capital	$88,745	$86,714

[1]	Fair values: $11,965 and $11,872 at June 30, 2007 and December 31, 2006.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income	$1,122	$1,071	$2,234	$2,081
Interest expense	1,053	956	2,094	1,845

Net interest income before provision for credit losses	69	115	140	236
Provision for credit losses	-	-	-	-

Net interest income	69	115	140	236

Non-interest income (loss) -
Trading securities	(10)	(19)	(8)	(46)
Sale of available-for-sale securities	-	1	-	(3)
Derivatives and hedging activities	8	5	(5)	16
Early extinguishment of debt transferred to other FHLBs	-	-	-	4
Other	2	3	3	3

Total non-interest income (loss)	-	(10)	(10)	(26)

Non-interest expense -
Compensation and benefits	18	15	36	30
Amortization and depreciation of software and equipment	5	5	10	9
Finance Board and Office of Finance expenses	1	2	2	3
Other expense	8	9	14	18

Total non-interest expense	32	31	62	60

Income before assessments	37	74	68	150

Assessments -
Affordable Housing Program	4	6	6	12
Resolution Funding Corporation	6	14	12	28

Total assessments	10	20	18	40

Net Income	$27	$54	$50	$110

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Value
Balance, December 31, 2005	38	$3,759	$525	$(146)	$4,138

Comprehensive income -
Net income			110		110
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(16)	(16)
Net unrealized gain (loss) on hedging activities				36	36

Total other comprehensive income (loss)			-	20	20

Total comprehensive income			110	20	130
Proceeds from issuance of capital stock	-	21			21
Reclassification of capital stock to mandatorily redeemable	(8)	(820)			(820)
Cash dividends on capital stock (3.05% - annualized rate)	-	-	(56)		(56)

Balance, June 30, 2006	30	$2,960	$579	$(126)	$3,413

Balance, December 31, 2006	26	$2,587	$606	$(110)	$3,083

Comprehensive income -
Net income			50		50
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(3)	(3)
Net unrealized gain (loss) on hedging activities				(7)	(7)

Total other comprehensive income (loss)				(10)	(10)

Total comprehensive income			50	(10)	40
Proceeds from issuance of capital stock	-	57			57
Reclassification of capital stock to mandatorily redeemable	-	(7)			(7)
Cash dividends on capital stock (2.95% - annualized rate)	-	-	(39)		(39)

Balance, June 30, 2007	26	$2,637	$617	$(120)	$3,134

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Cash Flows (unaudited)

(In millions)

	Six months ended June 30,	2007	2006
Operating	Net income	$50	$110
Activities	Adjustments to reconcile net income to net cash provided by (used in) operating activities -
	Amortization and depreciation	35	63
	Change in net fair value adjustment on trading securities and derivatives and hedging activities	29	115
	Other adjustments, incl. $0 and $(4) from early extinguishment of debt transferred to other FHLBs	(2)	(3)
	Net change in -
	Trading securities	(97)	257
	Accrued interest receivable	(6)	(28)
	Other assets	(22)	(21)
	Accrued interest payable	(24)	103
	Other liabilities	(19)	(13)

	Total adjustments	(106)	473

	Net cash provided by (used in) operating activities	(56)	583

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(6,356)	(2,094)
Activities	Change in advances, net	2,325	107
	MPF Loans -
	Purchases, incl. $(44) and $(255) from other FHLBs	(691)	(807)
	Payments	2,576	2,893
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net [1]	(1,031)	308
	Purchases	(9)	(3,655)
	Proceeds from maturities	858	503
	Available-for-sale securities -
	Purchases	(110)	(1,795)
	Proceeds from maturities and sales	395	1,023
	Proceeds from sale of foreclosed assets	28	26
	Capital expenditures for software and equipment	(5)	(7)

	Net cash provided by (used in) investing activities	(2,020)	(3,498)

Financing	Net change in deposits, incl. $1 and $0 from other FHLBs	(630)	175
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	502,848	336,287
	Bonds, incl. $0 and $65 transferred from other FHLBs	11,856	13,283
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(499,654)	(339,137)
	Bonds, incl. $(85) and $(485) transferred to other FHLBs	(12,358)	(7,659)
	Net proceeds from issuance of subordinated notes	-	994
	Proceeds from issuance of capital stock	57	21
	Redemptions of mandatorily redeemable capital stock	(2)	(1,000)
	Cash dividends paid	(39)	(56)

	Net cash provided by (used in) financing activities	2,078	2,908

	Net increase (decrease) in cash and due from banks	2	(7)
	Cash and due from banks at beginning of year	23	33

	Cash and due from banks at end of period	$25	$26

Supplemental	Interest paid	$2,067	$1,753
Disclosures	Affordable Housing Program assessments paid	15	17
	Resolution Funding Corporation assessments paid	15	26
	Capital stock reclassed to mandatorily redeemable capital stock	7	820
	Transfer of MPF Loans to real estate owned	27	20

1  Short-term held-to-maturity securities consist of investments that had a maturity of less than three months when purchased.

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

Note 2 – Business Developments

On May 1, 2007, we conducted a reduction-in-force. In connection with this and other planned reductions through the remainder of 2007, we recognized a charge to second quarter income before assessments of $4 million which was recorded as a component of compensation and benefits.

On April 23, 2007, ABN Amro Holding NV announced a merger agreement with Barclays PLC. ABN Amro is the parent of our member La Salle Bank NA. Separately, ABN Amro agreed to sell LaSalle Bank to Bank of America Corporation. Despite a counter bid from a consortium headed by Royal Bank of Scotland to also acquire ABN Amro, on July 13, 2007 the Dutch Supreme Court confirmed that the LaSalle Bank sale to Bank of America can proceed. Bank of America is headquartered outside of our district in Charlotte, North Carolina. Bank of America subsidiaries maintain memberships with the FHLBs of Atlanta, Boston, San Francisco, and Seattle. At June 30, 2007 we held $2.8 billion par value of advances outstanding to LaSalle Bank which represented 12% of the total par value of advances outstanding. LaSalle Bank held capital stock of $230 million at June 30, 2007 which represented 9% of our capital stock balance.

On May 1, 2007 National City Corporation announced a definitive agreement to acquire MAF Bancorp, Inc., which is the parent of our member MidAmerica Bank. National City Corporation is headquartered outside of our district in Cleveland, Ohio and its subsidiary National City Bank is a member of the FHLB of Cincinnati. At June 30, 2007 we held $1.1 billion par value of advances outstanding to MidAmerica Bank which represented 5% of the total par value of advances outstanding. MidAmerica Bank held capital stock of $146 million at June 30, 2007 which represented 5% of our capital stock balance.

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

SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years that begin after November 15, 2007. We will adopt SFAS 157 on January 1, 2008. SFAS 157 does

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

not require any new fair value measurements but may change our current practice. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

SFAS 159 – In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently (e.g. fair value versus amortized cost) without having to apply complex hedge accounting provisions. The fair value option may be applied, with a few exceptions, on an instrument by instrument basis. The election is irrevocable unless a new election date occurs. The election must be applied to the entire financial instrument and not to only specified risks, cash flows, or portions of that financial instrument. Certain financial instruments, such as deposit liabilities, are not eligible for the fair value option.

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

SFAS 159 is effective for fiscal years that begin after November 15, 2007. We will adopt SFAS 159 on January 1, 2008 consistent with our adoption of SFAS 157. We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our results of operations or financial condition.

DIG Issue G26 – In January 2007, the FASB cleared guidance for SFAS 133, Implementation Issue No. G26 “Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate” (“DIG Issue G26”). DIG Issue G26 limits the ability to use a cash flow hedge on a variable-rate financial asset or liability. Specifically, the risk being hedged cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on the same benchmark interest rate. We adopted DIG Issue G26 effective April 1, 2007. It did not have an impact on our results of operations or financial condition as we have no existing cash flow hedges related to any long-term variable-rate financial asset or liability that are not explicitly based on a benchmark interest rate.

FIN 39-1 – On April 30, 2007 the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39”. Under FSP FIN 39-1, we may offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or an obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value. The receivable or payable related to collateral may not be offset if the amount recognized does not represent or approximate fair value. The decision whether or not to offset fair value amounts represents an elective accounting policy decision. Once elected, the accounting policy must be applied on a consistent basis. We will adopt FSP FIN 39-1 effective January 1, 2008.

Our current accounting policy is to offset derivative instruments of the same counterparty under a master netting arrangement. We have decided to continue this policy. As a result, we also will offset cash collateral upon adoption of this FSP on January 1, 2008. The effects of applying this FSP are to be recognized as a change in accounting principle through retrospective application for all financial statements presented. The effect at the time of adoption is not expected to be material for any financial statements presented.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$149	$107	$269	$194
Investment securities -
Trading	8	14	16	30
Available-for-sale	37	24	76	47
Held-to-maturity	154	124	311	224
Advances	308	294	621	562
MPF Loans held in portfolio	475	518	960	1,045
Less: Credit enhancement fees paid	(9)	(10)	(19)	(21)

MPF Loans held in portfolio, net	466	508	941	1,024

Total interest income	1,122	1,071	2,234	2,081

Interest Expense -
Deposits	12	13	28	24
Securities sold under agreements to repurchase	25	22	49	42
Consolidated obligation -
Discount notes	173	190	336	375
Bonds	828	727	1,652	1,398

Total consolidated obligations	1,001	917	1,988	1,773

Mandatorily redeemable capital stock	-	1	-	3
Subordinated notes	15	3	29	3

Total interest expense	1,053	956	2,094	1,845

Net interest income before provision for credit losses	69	115	140	236
Provision for credit losses	-	-	-	-

Net interest income	$69	$115	$140	$236

Note 4 – Investment Securities

Securities issued by GSEs are not guaranteed by the United States government. For accounting policies concerning our investment securities see Note 6 on page F-12 in our 2006 Form 10-K.

The following table presents the fair value of trading securities, including Mortgage-Backed Securities (“MBS”) as of the dates indicated:

	June 30, 2007	December 31, 2006
GSEs	$552	$447
Consolidated obligations of other FHLBs	25	25

Total non-MBS	577	472

MBS: GSEs	29	33
Government-guaranteed	6	6
Privately issued MBS	10	21

Total MBS	45	60

Total trading securities	$622	$532

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Maturity Terms

The following table presents the amortized cost and fair value of AFS and HTM securities by contractual maturity as of June 30, 2007. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees.

	Available-For-Sale		Held-To-Maturity
Year of Maturity As of June 30, 2007	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS-
Due in one year or less	$612	$611	$3,083	$3,082
One year to five years	136	133	33	33
Five years to ten years	61	58	44	44
Due after ten years	-	-	62	62

Total non-MBS	809	802	3,222	3,221
Total MBS	2,010	2,006	8,880	8,744

Total	$2,819	$2,808	$12,102	$11,965

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of AFS and HTM securities as of the dates indicated.

	Available-For-Sale				Held-to-Maturity
June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$-	$-	$-	$-	$2,524	$-	$(1)	$2,523
Government-sponsored enterprises	809	-	(7)	802	100	-	-	100
State or local housing agency obligations	-	-	-	-	60	-	-	60
Small Business Administration/ Small Business Investment Companies	-	-	-	-	538	1	(1)	538

Total non-MBS	809	-	(7)	802	3,222	1	(2)	3,221

MBS: GSEs	65	-	(5)	60	5,183	6	(118)	5,071
Government- guaranteed	-	-	-	-	26	-	-	26
MPF Shared Funding	-	-	-	-	351	-	(21)	330
Privately issued	1,945	1	-	1,946	3,320	6	(9)	3,317

Total MBS	2,010	1	(5)	2,006	8,880	12	(148)	8,744

Total	$2,819	$1	$(12)	$2,808	$12,102	$13	$(150)	$11,965

December 31, 2006
Commercial paper	$-	$-	$-	$-	$1,367	$-	$-	$1,367
Government-sponsored enterprises	1,010	-	(7)	1,003	150	-	(1)	149
State or local housing agency obligations	-	-	-	-	65	-	-	65
Small Business Administration/ Small Business Investment Companies	-	-	-	-	656	-	-	656

Total non-MBS	1,010	-	(7)	1,003	2,238	-	(1)	2,237

MBS: GSEs	70	-	(4)	66	5,560	22	(66)	5,516
Government- guaranteed	-	-	-	-	36	-	-	36
MPF Shared Funding	-	-	-	-	369	-	(16)	353
Privately issued	2,025	3	-	2,028	3,712	19	(1)	3,730

Total MBS	2,095	3	(4)	2,094	9,677	41	(83)	9,635

Total	$3,105	$3	$(11)	$3,097	$11,915	$41	$(84)	$11,872

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The amortized cost of our MBS classified as AFS included net discounts of less than $1 million at both June 30, 2007 and December 31, 2006. The amortized cost of our MBS classified as HTM included net discounts of $6 million and $7 million at June 30, 2007 and December 31, 2006.

Unrealized Losses

Included in the $12 million of gross unrealized losses on AFS securities at June 30, 2007, was $10 million of unrealized losses that have existed for a period greater than 12 months. These securities are GSE obligations or are rated AAA. The unrealized losses are due to overall increases in market interest rates, including spreads, from when the securities were originally purchased.

All of the AFS securities with unrealized losses aged greater than 12 months have a market value at June 30, 2007, that is within 94% of their respective amortized cost bases. We do not believe any other-than-temporary impairment existed with respect to our AFS investment securities as of June 30, 2007. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to recovery in market value during the current interest rate cycle.

Included in the $150 million of gross unrealized losses on HTM securities at June 30, 2007, was $121 million of unrealized losses that have existed for a period greater than 12 months. These securities are GSE obligations or are predominantly rated AAA. The unrealized losses are due to overall increases in market interest rates, including spreads, from when the securities were originally purchased.

All of the HTM securities with unrealized losses aged greater than 12 months have a market value at June 30, 2007, that is within 92% of their respective amortized cost bases. We do not believe any other-than-temporary impairment existed with respect to our HTM investment securities as of June 30, 2007. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to maturity and we expect to collect all contractual principal payments and interest.

Gains and Losses on Investment Securities

The net gain (loss) on trading securities for the periods indicated, were as follows:

Three months ended June 30,	2007	2006
Net realized gain (loss)	$(1)	$(3)
Net unrealized gain (loss)	(9)	(16)

Net gain (loss) on trading securities	$(10)	$(19)

Six months ended June 30,
Net realized gain (loss)	$(1)	$(3)
Net unrealized gain (loss)	(7)	(43)

Net gain (loss) on trading securities	$(8)	$(46)

The realized gains and losses from sales of AFS securities for the periods indicated were as follows:

Three months ended June 30,	2007	2006
Realized gain	$-	$1
Realized loss	-	-

Net realized gain (loss) from sale of AFS securities	$-	$1

Six months ended June 30,
Realized gain	$-	$1
Realized loss	-	(4)

Net realized gain (loss) from sale of AFS securities	$-	$(3)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Advances

For accounting policies concerning advances see Note 7 on page F-16 in our 2006 Form 10-K. We had advances outstanding to members at interest rates ranging from 2.24% to 8.47% at June 30, 2007 with contractual maturities summarized below:

Redemption Terms

June 30, 2007	Amount	Weighted Average Interest Rate
Due in one year or less	$8,881	4.88%
One to two years	3,107	4.85%
Two to three years	4,125	4.41%
Three to four years	2,353	5.12%
Four to five years	1,141	4.86%
Thereafter	4,310	4.50%

Total par value	23,917	4.75%

SFAS 133 hedging adjustments	(81)

Total advances	$23,836

At June 30, 2007 and December 31, 2006, we had $4.5 billion and $4.2 billion of putable advances outstanding and as of both dates had $100 million of fixed-rate callable advances outstanding.

Some of our advances are concentrated with commercial banks and thrift members that individually borrowed 10% or more of our total advances. LaSalle Bank N.A. held $2.8 billion at June 30, 2007 and $4.4 billion at December 31, 2006, which represented 12% and 17% of the total par value outstanding at those dates. M&I Marshall & Ilsley Bank held $2.4 billion or 10% of our outstanding advances at June 30, 2007 and $2.4 billion or 9% at December 31, 2006. We held sufficient collateral to cover the par value of these advances and do not expect to incur any credit losses. ABN Amro agreed to sell LaSalle Bank to Bank of America, see Note 2 on page 7 in this Form 10-Q for further information.

Note 6 – MPF Loans Held in Portfolio

We invest in mortgage loans through the MPF Program, a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from, or through, PFIs and purchase participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”).

For accounting policies concerning MPF Loans held in portfolio see Note 8 on page F-18 in our 2006 Form 10-K.

The following table summarizes MPF Loan information as of the dates indicated:

	June 30, 2007	December 31, 2006
MPF Loans - single-family mortgages
Fixed-rate medium term: [1]
Conventional	$11,732	$12,605
Government [3]	298	328

Total fixed-rate medium term	12,030	12,933

Fixed-rate long term: [2]
Conventional	19,249	19,890
Government [3]	4,544	4,890

Total fixed-rate long term	23,793	24,780

Total par value of MPF Loans	35,823	37,713
Agent fees, premium (discount)	192	211
Loan commitment basis adjustment	(14)	(14)
SFAS 133 hedging adjustments	(38)	34
Receivable from future performance credit enhancement fees	1	1
Allowance for loan loss	(1)	(1)

Total MPF Loans held in portfolio, net	$35,963	$37,944

[1]	The original term to maturity is 15 years or less.
[2]	The original term to maturity is greater than 15 years.
[3]	Government is comprised of FHA, HUD, VA or Rural Housing Service loans which are insured or guaranteed governmental programs.

MPF Loans are placed on non-performing (non-accrual) status when it is determined that the collection of interest or principal is doubtful or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection. We do not place MPF Loans on non-performing status where losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. At June 30, 2007 and December 31, 2006, we had $8 million and $6 million of MPF Loans on non-performing status.

MPF Loans that are on non-performing status and that are viewed as collateral dependent loans are considered impaired. MPF Loans are viewed as collateral dependent loans when repayment is expected to be provided solely by the sale of the underlying property and there are no other available and reliable sources of repayment. We had impaired MPF Loans of $3 million at the end of both June 30, 2007 and December 31, 2006. We had no allowance on these loans at either date.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

For the three month period ended June 30, 2007 and 2006, the average balance of impaired MPF Loans was $3 and $5 million. Interest income recognized on impaired MPF Loans was less than $1 million for both periods. For the six month period ended June 30, 2007 and 2006 the average balance of impaired MPF Loans was $3 and $6 million. Interest income recognized on impaired MPF Loans was less than $1 million for both periods.

Where assets have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures, MPF Loans are reclassified at fair value to real estate owned in other assets. We had $24 million in MPF Loans classified as real estate owned in other assets, which had been foreclosed but not yet liquidated at June 30, 2007 and $21 million at December 31, 2006.

For further detail on MPF Loans classified as non-performing, impaired, or real estate owned see Note 8 on page F-18 in our 2006 Form 10-K.

Note 7 – Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations see Note 13 on page F-22 in our 2006 Form 10-K.

Interest Rate Payment Terms

The following table presents the types of consolidated obligations for which we are the primary obligor as of the dates indicated. All discount notes are due within one year.

	June 30, 2007	December 31, 2006
Consolidated obligation bonds:
Fixed-rate non-callable	$37,370	$37,119
Fixed-rate callable	29,273	29,656
Zero coupon	2,150	2,150
Variable-rate	175	517
Step-up	150	160
Inverse floating rate	50	50

Total par value	69,168	69,652
Bond discounts, net	(1,510)	(1,514)
SFAS 133 hedging adjustments	(499)	(394)

Total consolidated obligation bonds	$67,159	$67,744

Discount Notes:
Par value	$14,398	$11,226
Book value	$14,343	$11,166

Redemption Terms

The following table summarizes consolidated obligation bonds for which we were the primary obligor at June 30, 2007 by contractual maturity:

June 30, 2007	Amount	Weighted Average Interest Rate
Due in one year or less	$10,610	3.76%
One to two years	8,859	4.19%
Two to three years	10,366	4.87%
Three to four years	8,554	4.84%
Four to five years	6,670	5.44%
More than five years	24,109	4.79%

Total par value	69,168	4.64%

Bond discounts, net	(1,510)
SFAS 133 hedging adjustments	(499)

Total consolidated obligation bonds	$67,159

Note 8 – Subordinated Notes

Subordinated notes are unsecured obligations and rank junior in priority of payment to our “senior liabilities.” Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable. With respect to consolidated obligations for which we are jointly and severally liable, we may under certain circumstances, (1) have immediate payment obligations and (2) be designated as primary obligor. For further description of our subordinated notes see Note 14 on page F-24 in our 2006 Form 10-K.

In connection with our issuance of subordinated notes, the Finance Board granted approvals and waivers to allow us to include a percentage of the outstanding principal amount of the subordinated notes (the “Designated Amount”) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and in calculating our maximum permissible holdings of MBS, and unsecured credit, subject to phase-outs beginning in the sixth year following issuance, as follows:

Time Period	Percentage of Designated Amount	Designated Amount Included
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 to June 13, 2012	80%	800
June 14, 2012 to June 13, 2013	60%	600
June 14, 2013 to June 13, 2014	40%	400
June 14, 2014 to June 13, 2015	20%	200
June 14, 2015 to June 13, 2016	0%	-

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Capital Stock and Mandatorily Redeemable Capital Stock

For accounting policies and other matters concerning capital stock and mandatorily redeemable capital stock see Note 16 on page F-27 in our 2006 Form 10-K. Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings. No members had concentrations of capital stock greater than or equal to 10% of total capital stock at June 30, 2007 or December 31, 2006.

The regulatory capital ratio required by Finance Board regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0% provided that its non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts, certain MBS, and other investments specified by Finance Board regulation) after deducting the amount of deposits and capital are not greater than 11% of the FHLB’s total assets. If the non-mortgage asset ratio is greater than 11%, Finance Board regulations require a regulatory capital ratio of 4.76%. In addition, our Written Agreement as amended requires a minimum regulatory capital ratio of at least 4.50%. We are permitted to include the Designated Amount of subordinated notes in calculating compliance with our regulatory capital ratio. Our non-mortgage assets were above the 11% threshold at June 30, 2007 but were below 11% at December 31, 2006. Thus we were subject to the 4.76% regulatory capital ratio at June 30, 2007 and the 4.50% ratio at December 31, 2006.

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Regulatory Capital
	Requirement in effect		Actual
	Ratio	Amount	Ratio	Amount
June 30, 2007	4.76%	$4,224	4.81%	$4,273
December 31, 2006	4.50%	3,902	4.85%	4,207

Under Amendment No. 3 to our Written Agreement, effective June 13, 2006, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.500 billion. At June 30, 2007, we had an aggregate amount of $3.656 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

The following tables summarize the number of members for which we reclassified their stock as mandatorily redeemable capital stock (“MRCS”) either due to voluntary withdrawals from membership, or due to terminations of membership in conjunction with out-of-district mergers. In addition, the following tables show the number of former members for which we completed redemptions of their mandatorily redeemable capital stock during the periods indicated:

Three months ended June 30,	2007	2006
Number of members with MRCS, beginning of period	8	15
Withdrawal	2	3
Merger	1	-
Completed redemptions	-	(6)

Number of members with MRCS, end of period	11	12

Six months ended June 30,
Number of members with MRCS, beginning of period	7	12
Withdrawal	3	6
Merger	5	-
Completed redemptions	(4)	(6)

Number of members with MRCS, end of period	11	12

The following tables present MRCS activity for the periods indicated:

Three months ended June 30,	2007	2006
Balance, beginning of period	$14	$260
Capital stock reclassified to MRCS due to-
Withdrawal	4	2
Merger	1	-
Voluntary	-	780

Total capital stock reclassified	5	782

Redemption of MRCS due to-
Withdrawal	-	(205)
Merger	-	-
Voluntary	-	(795)

Total completed redemptions	-	(1,000)

Balance, June 30	$19	$42

Six months ended June 30,
Balance, beginning of period	$14	$222
Capital stock reclassified to MRCS due to-
Withdrawal	4	40
Merger	3	-
Voluntary	-	780

Total capital stock reclassified	7	820

Redemption of MRCS due to-
Withdrawal	-	(205)
Merger	(2)	-
Voluntary	-	(795)

Total completed redemptions	(2)	(1,000)

Balance, June 30	$19	$42

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

From July 1, 2007 through July 31, 2007, there were no mandatorily redeemable capital stock reclassifications due to member mergers or withdrawals from membership. Redemption of members’ mandatorily redeemable capital stock is honored subject to, among other things, our maintaining our minimum regulatory leverage and other capital requirements, liquidity requirements (under certain circumstances), and Finance Board approval, to the extent required.

For a further description of our minimum regulatory leverage and other capital requirements see Note 16 on page F-27 in our 2006 Form 10-K.

Note 10 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated Other Comprehensive Income (“OCI”) (loss) for the periods indicated:

	Available- for- sale securities	Cash flow hedges	Employee retirement plans	Accumulated other comprehensive income (loss)
Balance, December 31, 2005	$(9)	$(137)	$-	$(146)
Net unrealized gain/(loss)	(19)	31	-	12
Recognized into net income	3	5	-	8

Net change	(16)	36	-	20

Balance, June 30, 2006	$(25)	$(101)	$-	$(126)

Balance, December 31, 2006	$(8)	$(99)	$(3)	$(110)
Net unrealized gain/(loss)	(3)	(9)	-	(12)
Recognized into net income	-	2	-	2

Net change	(3)	(7)	-	(10)

Balance, June 30, 2007	$(11)	$(106)	$(3)	$(120)

Note 11 – Derivatives and Hedging Activities

For accounting policies concerning derivatives and hedging activities see Note 20 on page F-34 in our 2006 Form 10-K.

We recorded a net gain (loss) on derivatives and hedging activities in non-interest income for the periods indicated as follows:

Three months ended June 30,	2007	2006
Fair value hedge ineffectiveness	$(4)	$(10)
Gain (loss) on economic hedges	12	15
Cash flow hedge ineffectiveness	-	-
Gain (loss) from firm commitments no longer qualifying as fair value hedges	-	-
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	-	-

Net gain (loss) on derivatives and hedging activities	$8	$5

Six months ended June 30,
Fair value hedge ineffectiveness	$(13)	$(20)
Gain (loss) on economic hedges	8	36
Cash flow hedge ineffectiveness	-	-
Gain (loss) from firm commitments no longer qualifying as fair value hedges	-	-
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	-	-

Net gain (loss) on derivatives and hedging activities	$(5)	$16

Over the next 12 months it is expected that $26 million recorded in OCI on June 30, 2007, will be recognized as a component of interest expense. The maximum length of time over which we use cash flow hedges to reduce our exposure to variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is six years.

In the second quarter, 2007 we recognized a $2 million gain as a component of derivatives and hedging activities as a result of a correction of a prior period error related to a SFAS 133 hedging adjustment of an underlying consolidated obligation bond. The impact of this adjustment on the current and all prior periods presented was immaterial.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at the dates indicated:

	June 30, 2007		December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps:
Fair value	$44,263	$(245)	$39,554	$(215)
Economic	11,141	10	10,603	(11)

Total	55,404	(235)	50,157	(226)

Interest rate swaptions:
Fair value	5,213	38	4,990	36
Economic	4,250	-	4,919	5

Total	9,463	38	9,909	41

Interest rate caps/floors:
Cash flow	1,925	10	1,925	20
Economic	8	-	8	-

Total	1,933	10	1,933	20

Interest rate futures/forwards:
Fair value	2,930	1	6,111	(1)
Economic	420	-	-	-

Total	3,350	1	6,111	(1)

Delivery commitments of MPF Loans:
Economic	58	1	48	1

Total	$70,208	(185)	$68,158	(165)

Accrued interest, net at period end		(11)		11

Net derivative balance		$(196)		$(154)

Derivative assets		$53		$41
Derivative liabilities		(249)		(195)

Net derivative balance		$(196)		$(154)

Note 12 - Segment Information

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables set forth our financial performance by segment for the periods shown:

Three months ended June 30,	MPF Segment		Traditional Member Finance		Total Bank
	2007	2006	2007	2006	2007	2006
Interest income	$472	$519	$650	$552	$1,122	$1,071
Interest expense	455	441	598	515	1,053	956
Provision for credit losses	-	-	-	-	-	-

Net interest income	17	78	52	37	69	115
Non-interest income (loss)	(8)	(2)	8	(8)	-	(10)
Non-interest expense	18	16	14	15	32	31
Assessments	(3)	17	13	3	10	20

Net income (loss)	$(6)	$43	$33	$11	$27	$54

Total assets as of June 30, 2007 and December 31, 2006 -	$36,387	$38,400	$52,358	$48,314	$88,745	$86,714

Six months ended June 30,
Interest income	$954	$1,046	$1,280	$1,035	$2,234	$2,081
Interest expense	924	875	1,170	970	2,094	1,845
Provision for credit losses	-	-	-	-	-	-

Net interest income	30	171	110	65	140	236
Non-interest income (loss)	(14)	(23)	4	(3)	(10)	(26)
Non-interest expense	34	33	28	27	62	60
Assessments	(5)	31	23	9	18	40

Net income (loss)	$(13)	$84	$63	$26	$50	$110

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Estimated Fair Values

For additional information concerning the estimated fair values of our financial instruments see Note 22 on page F-41 in our 2006 Form 10-K. The carrying values and estimated fair values of our financial instruments at June 30, 2007 and December 31, 2006, were as follows:

	June 30, 2007			December 31, 2006
	Carrying Value	Unrecognized Gain or (Loss)	Fair Value	Carrying Value	Unrecognized Gain or (Loss)	Fair Value
Financial Assets
Cash and due from banks	$25	$-	$25	$23	$-	$23
Federal Funds sold and securities purchased under agreements to resell	12,826	-	12,826	6,470	-	6,470
Trading securities	622	-	622	532	-	532
Available-for-sale securities	2,808	-	2,808	3,097	-	3,097
Held-to-maturity securities	12,102	(137)	11,965	11,915	(43)	11,872
Advances	23,836	(107)	23,729	26,179	(94)	26,085
MPF Loans held in portfolio, net	35,963	(1,456)	34,507	37,944	(905)	37,039
Accrued interest receivable	384	-	384	379	-	379
Derivative assets	53	-	53	41	-	41

Total Financial Assets	$88,619	$(1,700)	$86,919	$86,580	$(1,042)	$85,538

Financial Liabilities
Deposits	$(863)	$-	$(863)	$(1,493)	$-	$(1,493)
Securities sold under agreements to repurchase	(1,200)	(95)	(1,295)	(1,200)	(108)	(1,308)
Consolidated obligations -
Discount notes	(14,343)	-	(14,343)	(11,166)	-	(11,166)
Bonds	(67,159)	388	(66,771)	(67,744)	29	(67,715)
Accrued interest payable	(666)	-	(666)	(690)	-	(690)
Mandatorily redeemable capital stock	(19)	-	(19)	(14)	-	(14)
Derivative liabilities	(249)	-	(249)	(195)	-	(195)
Subordinated notes	(1,000)	4	(996)	(1,000)	(29)	(1,029)

Total Financial Liabilities	$(85,499)	$297	$(85,202)	$(83,502)	$(108)	$(83,610)

Commitments [1]	$-	$-	$-	$-	$-	$-

1  Carrying value and fair market value of commitments was less than $1 million at June 30, 2007 and December 31, 2006.

Note 14 – Commitments and Contingencies

We record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee is not reflected on our statements of condition. The par value of outstanding consolidated obligations for the FHLBs was $971 billion and $952 billion at June 30, 2007 and December 31, 2006. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. See Note 23 on page F-43 in our 2006 Form 10-K for further details on commitments and contingencies.

Our commitments at the dates shown were as follows:

	June 30, 2007	December 31, 2006
Consolidated obligation bonds traded, but not settled	$145	$407
Standby letters of credit	449	553
Standby bond purchase agreements	256	261
Delivery Commitments for MPF Loans	86	69
Commitments to fund additional advances	2	-
Unconditional software license renewal fees	6	5

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

Note 15 – Transactions with Related Parties and Other FHLBs

Related Parties

We are a member-owned cooperative. We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock. The majority of our directors are elected by members. Our advance and MPF Loan business is transacted almost exclusively with members. Therefore, in the normal course of business we extend credit to members whose officers and directors may serve on our Board of Directors. Our policy is to extend credit to members whose officers or directors serve as our directors on market terms that are no more favorable than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, Federal Funds, and MBS from members (or affiliates of members) whose officers or directors serve on our Board of Directors. All investments are market rate transactions and all MBS are purchased through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates.

Members

The following table summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated:

	June 30, 2007	December 31, 2006
Assets-
Federal Funds sold	$700	$465
Advances	3,474	5,198
Interest receivable-advances	16	18
Derivative assets	18	8

Liabilities-
Deposits	$19	$29
Derivative liabilities	1	-

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition as of the dates indicated:

	June 30, 2007	December 31, 2006
Assets-
Investment securities-trading	$25	$25
Accounts receivable	3	2
Liabilities-
Deposits	$12	$11

Trading Securities consisted of consolidated obligations of the FHLB of Dallas and San Francisco of $19 million and $6 million at both June 30, 2007 and December 31, 2006.

The following tables summarize transactions we had with other FHLBs as reported in the statements of income for the periods indicated:

Three months ended June 30,	2007	2006
Income-MPF Program transaction service fees	$1	$1
Gain on extinguishment of debt transferred to other FHLBs	-	-

Six months ended June 30,	2007	2006
Income-MPF Program transaction service fees	$2	$2
Gain on extinguishment of debt transferred to other FHLBs	-	4

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize transactions we had with other FHLBs as reported in the statements of cash flows for the periods indicated:

Three months ended June 30,	2007	2006
Investing activities
Purchase of MPF Loan participations from other FHLBs	$23	$131

Financing activities
Net change in deposits	$1	$(2)
Transfer of consolidated obligation bonds to other FHLBs	85	38
Transfer of consolidated obligation bonds from other FHLBs	-	65

Six months ended June 30,	2007	2006
Investing activities
Purchase of MPF Loan participations from other FHLBs	$44	$255

Financing activities
Net change in deposits	$1	$-
Transfer of consolidated obligation bonds to other FHLBs	85	485
Transfer of consolidated obligation bonds from other FHLBs	-	65

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the impact of discussions to combine our business operations with another FHLB and if an agreement to combine operations is reached, the failure to obtain regulatory approval of the proposed combination; the effect of the Written Agreement with the Finance Board; the effect of the Retained Earnings and Dividend Policy on our goal to strengthen our capital base; our ability to make additional redemptions of voluntary capital stock; our ability to develop and implement initiatives and business strategies focused on increasing net income and reducing expenses;

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Financial Highlights

	Three months ended					Six months ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	June 30, 2007	June 30, 2006
Selected statements of income data
Interest income	$1,122	$1,112	$1,131	$1,154	$1,071	$2,234	$2,081
Net interest income	69	71	80	91	115	140	236
Non-interest income (loss)	-	(10)	1	(8)	(10)	(10)	(26)
Non-interest expense	32	30	32	26	31	62	60
Assessments	10	8	13	15	20	18	40

Net income	27	23	36	42	54	50	110

Selected ratios and data-annualized
Net income to average assets	0.12%	0.11%	0.17%	0.18%	0.25%	0.11%	0.25%
Return on average equity	3.48%	2.99%	4.50%	4.85%	5.44%	3.24%	5.44%
Total average equity to average assets	3.58%	3.52%	3.67%	3.80%	4.55%	3.55%	4.64%
Non-interest expense to average assets	0.15%	0.14%	0.14%	0.12%	0.14%	0.14%	0.14%
Interest spread between yields on interest- earning assets and interest-bearing liabilities	0.13%	0.15%	0.17%	0.22%	0.33%	0.13%	0.35%

Net interest margin on interest-earning assets	0.32%	0.33%	0.36%	0.41%	0.53%	0.32%	0.55%

Dividends declared [1]	$18	$21	$23	$28	$28	$39	$56

Annualized dividend rate declared	2.80%	3.10%	3.10%	3.10%	3.10%	2.95%	3.05%

Dividend payout ratio [2]	67%	91%	64%	67%	52%	78%	51%

As of	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Selected statements of condition data
Federal Funds sold and securities purchased under agreements to resell	$12,826	$11,665	$6,470	$9,310	$9,039
Investment securities	15,532	14,171	15,544	14,875	14,113
Advances	23,836	24,313	26,179	25,294	24,718
MPF Loans held in portfolio, net of allowance for loan losses	35,963	37,023	37,944	38,855	39,755
Total assets	88,745	87,719	86,714	88,906	88,384
Total consolidated obligations, net [3]	81,502	79,921	78,910	80,869	80,485
Total liabilities	85,611	84,626	83,631	85,467	84,971
Total capital	3,134	3,093	3,083	3,439	3,413

Other selected data
Regulatory capital and
Designated Amount of subordinated notes	$4,273	$4,213	$4,207	$4,577	$4,581
Regulatory capital to assets ratio [4]	4.8%	4.8%	4.9%	5.1%	5.2%
All FHLBs consolidated obligations outstanding (par) [5]	$970,857	$951,470	$951,990	$958,024	$958,570
Number of members	852	854	858	871	881
Number of active PFIs [6]	264	263	265	259	256
Headcount (full-time)	371	436	450	445	454
Headcount (part-time)	7	6	9	9	8

[1]	On July 24, 2007, the Board of Directors declared and approved a 2.80% (annualized rate) cash dividend of $18 million based on second quarter 2007 results to be paid to members on August 15, 2007.
[2]	The dividend payout ratio in this table equals the dividend declared and paid in the quarter divided by net income for the same quarter.
[3]	Consolidated obligations for which we are the primary obligor.
[4]	The ratio is calculated as follows: Regulatory capital plus the Designated Amount of subordinated notes divided by total assets.
[5]	We are jointly and severally liable for the consolidated obligations of the other FHLBs. See Note 7 on page 14 in this Form 10-Q.
[6]	Active PFIs are those PFIs that are currently servicing and/or credit enhancing MPF Loans.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Average Balances/Net Interest Margin/Rates

Three months ended June 30,	2007			2006			Increase / (Decrease) due to
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$11,200	$149	5.32%	$8,552	$107	5.00%	$33	$9	$42
Total investments [1]	14,700	199	5.41%	12,696	162	5.10%	26	11	37
Advances [1]	24,461	308	5.04%	25,088	294	4.69%	(7)	21	14
MPF Loans held in portfolio [1,2,3]	36,285	466	5.14%	40,249	508	5.05%	(50)	8	(42)

Total interest-earning assets	$86,646	$1,122	5.18%	$86,585	$1,071	4.95%	$2	$49	$51

Allowance for loan losses	(1)			(1)
Other assets	811			988

Total assets	$87,456			$87,572

Liabilities and Capital
Interest bearing deposits	$978	$12	4.91%	$1,097	$13	4.74%	$(1)	$-	$(1)
Securities sold under agreements to repurchase	1,228	25	8.14%	1,203	22	7.32%	-	3	3
Consolidated obligation discount notes	13,161	173	5.26%	15,220	190	4.99%	(26)	9	(17)
Consolidated obligation bonds [1]	67,014	828	4.94%	64,909	727	4.48%	24	77	101
Mandatorily redeemable capital stock	17	-	0.00%	209	1	1.91%	(1)	-	(1)
Subordinated notes	1,000	15	6.00%	198	3	6.06%	12	-	12

Total interest-bearing liabilities	$83,398	$1,053	5.05%	$82,836	$956	4.62%	$8	$89	$97

Other liabilities	926			754
Total capital	3,132			3,982

Total liabilities and capital	$87,456			$87,572

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.13%			0.33%

Net interest margin on interest-earning assets	$86,646	$69	0.32%	$86,585	$115	0.53%	$(6)	$(40)	$(46)

Average interest-earning assets to interest-bearing liabilities			103.89%			104.53%

In this analysis, the change due to the combined volume/rate variance has been allocated to rate.

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Non performing loans are included in average balances used to determine the yield.
[3]

Interest income includes amortization of net premiums of $12 million and $14 million for the three months ended June 30, 2007 and 2006; and $23 million and $29 million for the six months ended June 30, 2007 and 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Six months ended June 30,	2007			2006			Increase / (Decrease) due to
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Net Change
Assets

Federal Funds sold and securities purchased under agreements to resell	$10,165	$269	5.29%	$8,204	$194	4.73%	$46	$29	$75
Total investments [1]	14,935	403	5.40%	12,102	301	4.97%	70	32	102
Advances [1]	24,864	621	5.00%	25,155	562	4.47%	(7)	66	59
MPF Loans held in portfolio [1,2,3]	36,751	941	5.12%	40,756	1,024	5.03%	(101)	18	(83)

Total interest-earning assets	$86,715	$2,234	5.15%	$86,217	$2,081	4.83%	$8	$145	$153

Allowance for loan losses	(1)			(1)
Other assets	783			1,003

Total assets	$87,497			$87,219

Liabilities and Capital

Interest bearing deposits	$1,097	$28	5.10%	$1,046	$24	4.59%	$1	$3	$4
Securities sold under agreements to repurchase	1,214	49	8.07%	1,202	42	6.99%	-	7	7
Consolidated obligation discount notes	12,817	336	5.24%	15,789	375	4.75%	(71)	32	(39)
Consolidated obligation bonds [1]	67,355	1,652	4.91%	64,060	1,398	4.36%	72	182	254
Mandatorily redeemable capital stock	16	-	0.00%	227	3	2.64%	(3)	-	(3)
Subordinated notes	1,000	29	5.80%	99	3	6.06%	27	(1)	26

Total interest-bearing liabilities	$83,499	$2,094	5.02%	$82,423	$1,845	4.48%	$26	$223	$249

Other liabilities	892			748
Total capital	3,106			4,048

Total liabilities and capital	$87,497			$87,219

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.13%			0.35%

Net interest margin on interest-earning assets	$86,715	$140	0.32%	$86,217	$236	0.55%	$(18)	$(78)	(96)

Average interest-earning assets to interest-bearing liabilities			103.85%			104.60%

In this analysis, the change due to the combined volume/rate variance has been allocated to rate.

[1]	Yields/Rates are based on average amortized cost balances.
[2]	Non performing loans are included in average balances used to determine the yield.
[3]

Interest income includes amortization of net premiums of $12 million and $14 million for the three months ended June 30, 2007 and 2006; and $23 million and $29 million for the six months ended June 30, 2007 and 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Three months ended June 30,	2007	2006	Change
Interest income	$1,122	$1,071	5%
Interest expense	1,053	956	10%
Provision for loan losses	-	-	-
Net interest income	69	115	-40%
Non-interest income (loss)	-	(10)	-100%
Non-interest expense	32	31	3%
Assessments	10	20	-50%

Net income	$27	$54	-50%

Selected Ratios - Annualized
Non-interest expense to average assets	0.15%	0.14%	0.01%
Interest spread between yields on interest-earning assets and liabilities	0.13%	0.33%	-0.20%
Net interest margin on interest-earning assets	0.32%	0.53%	-0.21%
Return on average equity	3.48%	5.44%	-1.96%

Six months ended June 30,	2007	2006	Change
Interest income	$2,234	$2,081	7%
Interest expense	2,094	1,845	13%
Provision for loan losses	-	-	-

Net interest income	140	236	-41%
Non-interest income (loss)	(10)	(26)	-62%
Non-interest expense	62	60	3%
Assessments	18	40	-55%

Net income	$50	$110	-55%

Selected Ratios - Annualized
Non-interest expense to average assets	0.14%	0.14%	0.00%
Interest spread between yields on interest-earning assets and liabilities	0.13%	0.35%	-0.22%
Net interest margin on interest-earning assets	0.32%	0.55%	-0.23%
Return on average equity	3.24%	5.44%	-2.20%

Overview

(All comparisons are to the same period in the prior year unless specified).

Net Income

The decrease in net income for the quarter resulted primarily from a decrease in net interest income. Our net interest income and net interest margin on interest earning assets decreased significantly in 2007 compared to 2006, both for the second quarter as well as six months to date. The factors outlined below contributed to this decrease, and we anticipate that these factors also will significantly lower future net income in 2007 and beyond compared to previous years and expect income over the remaining six months of 2007 to further decrease as compared to the first six months of 2007. See “Business Outlook” on page 28 in our 2006 Form 10-K.

•	Certain consolidated obligations funding MPF Loans matured and were replaced by new debt issued at significantly higher market interest rates;

•	a portion of the capital stock outstanding during 2006 was replaced by $1 billion of interest-bearing subordinated notes; and

•	The effects of SFAS 133 hedging, which includes prior hedging costs that are being amortized into earnings, have significantly impacted our net interest income.

Member Developments

Two of our largest members based on capital stock outstanding and advance borrowings are subject to agreements to be acquired by other financial institutions outside of our district and the acquisitions are expected to close by year-end (LaSalle Bank N.A. by Bank of America of Charlotte, NC and MidAmerica Bank FSB by National City Corporation of Cleveland, OH). Although subsidiaries of Bank of America have maintained memberships in other FHLBs after making acquisitions, at the present time we do not know what impact the LaSalle Bank acquisition will have on its membership status or advance business with us. LaSalle had $2.8 billion in advances outstanding with the Bank at June 30, 2007. At December 31, 2006, MidAmerica had $2.2 billion of advances outstanding and has paid down that balance to $1.1 billion as of June 30, 2007. At this time we do not know what impact the MidAmerica acquisition will have on its membership status or advance business with us.

If LaSalle or MidAmerica elects to terminate its membership, such terminations would result in a reduction of our capital and any corresponding termination of advances would have an adverse effect on our interest income. The combined advance interest income from these two banks was 5% of our gross interest income from all sources for both the second quarter and six months to date. In addition, on a combined basis, these two banks held 14% of our capital stock outstanding as of June 30, 2007. See the discussion under the heading “Risk Factors — Member capital stock redemptions are limited and under limited circumstances a member could receive less than par value when redeeming capital stock upon membership withdrawal — Capital Stock Redemptions and Membership Withdrawals” on page 17 in our 2006 Form 10-K.

Regulatory Developments

We continue to discuss with the Finance Board possible strategic and operational alternatives to strengthen the Bank’s capital base and transition it to more traditional advance bank. These discussions may result in changes to

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

the Bank’s current Retained Earnings and Dividend Policy and current terms of the Written Agreement regarding redemptions of capital stock by withdrawing or terminating members.

Product Developments

Our MPF Loan portfolio continues to decrease as anticipated. As our MPF Loan balances decrease, we require less capital to support this business. We also face challenges in maintaining our advance volume as our members have access to competitive alternative funding sources and the financial services industry faces further consolidations.

Expense Reduction Initiatives

During the second quarter of 2007 we began implementing expense reduction initiatives that are expected to result in a net reduction of compensation and benefits and other expenses of approximately $13 million on an annualized basis. We anticipate that these initiatives will reduce expenses for the remainder of 2007 by approximately $4 million. We conducted a reduction-in-force on May 1, 2007. We plan to conduct additional such reductions through the remainder of 2007 in order to achieve the projected expense reductions. In connection with these moves, we recognized a charge to second quarter income before assessments of $4 million. We are continuing to review our expense structure throughout the Bank and focus our attention on ways to enhance efficiency. Further, we are unable to predict how or when further expense reduction initiatives will impact our overall profitability.

Balance Sheet Restructuring Initiatives

We are actively exploring other methods to increase our net income, including balance sheet restructuring alternatives. At this time, we are unable to predict whether we will implement such restructuring alternatives or the extent of reductions to retained earnings that may result from the implementation of such alternatives.

Preliminary Merger Discussions

On August 8, 2007, we announced that we are engaged in preliminary discussions with the FHLB of Dallas to determine the possible benefits and feasibility of a combination of the two institutions. The FHLB of Dallas has over 900 member institutions in the states of Arkansas, Louisiana,

Mississippi, New Mexico and Texas. No agreement has been reached and an agreement may not be finalized. If we agree on the terms of a combination with the FHLB of Dallas, that proposal would be subject to the approval of the Finance Board.

Net Interest Income

The following discussion should be read in conjunction with the Average Balance / Net Interest Margin / Rates table on pages 24 and 25 of this Form 10-Q

Our net interest income and net interest margin on interest earning assets decreased in 2007 compared to 2006, both for the second quarter as well as six months to date.

Daily average balances on advances outstanding did not change significantly from 2006 to 2007, for either the three or six month periods. Average yields on advances increased, as market rates increased and older advances with lower rates matured and were replaced by new advances at higher rates.

The estimated life or duration of our MPF Loan portfolio increased as short-term interest rates increased from 2006 to 2007. At the same time, some of the debt funding our MPF Loan portfolio matured. We replaced maturing debt with new debt issuances at current market rates that were significantly higher than the maturing debt. In addition, the average balance of our MPF Loan portfolio has decreased due to principal paydowns and maturities on existing MPF Loans which continue to exceed new purchases and fundings. Accordingly, yields on our MPF Loan portfolio have not increased as quickly as the rates on the debt funding MPF Loans. As a result, net interest income and net interest margin on earning assets declined.

Net interest income has historically been a function of our return on invested capital. The reduction in average capital was primarily a result of capital stock redemptions during 2006 which resulted in a decrease in our net interest income. In addition, we replaced a portion of our capital stock with $1 billion in interest bearing subordinated notes in 2006. The subordinated notes increased interest expense by $12 million and $29 million for the three and six months ended June 30, 2007 compared to the same periods in the prior years.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We actively hedge our interest rate risk associated with MPF Loans, advances and consolidated obligations using interest rate swaps and other derivatives under SFAS 133. When we discontinue such hedge relationships and the financial asset or liability remains outstanding or the hedged transactions impact earnings, we start amortizing SFAS 133 hedging adjustments into net interest income. Amortization of SFAS 133 basis adjustments on consolidated obligations and MPF Loans, as well as hedged forecasted transactions recorded in OCI has negatively impacted net interest income.

Non-interest Income

Three months ended June 30,	2007	2006	Change
Trading securities	$(10)	$(19)	47%
Sale of available for sale securities	-	1	-100%
Derivatives and hedging activities	8	5	60%
Early extinguishment of debt transferred to other FHLBs	-	-	-
Other, net	2	3	-33%

Total non-interest income (loss)	$-	$(10)	100%

Six months ended June 30,	2007	2006	Change
Trading securities	$(8)	$(46)	83%
Sale of available for sale securities	-	(3)	100%
Derivatives and hedging activities	(5)	16	-131%
Early extinguishment of debt transferred to other FHLBs	-	4	-100%
Other, net	3	3	0%

Total non-interest income (loss)	$(10)	$(26)	62%

Non-interest income (loss) is principally comprised of net gains or losses on trading securities and net gains or losses from derivatives and hedging activities. Trading securities are hedged economically with interest rate swaps and the changes in fair value of these swaps are recognized in derivatives and hedging activities. Interest rate swaps hedging trading securities increased in fair value during the three and six month ended June 30, 2007 by $12 million and $10 million as market interest rates increased during these periods. The hedged trading securities decreased by $10 million and $8 million, offsetting the change in fair values on the derivatives.

We recognized $8 million and $17 million of fair value hedging costs associated with derivatives hedging our MPF Loan portfolio for the three and six months ended June 30, 2007. The hedging costs were principally due to time value decay from swaptions which are used to hedge duration and convexity risks associated with our MPF Loans. We recognized $5 million and $3 million of hedging gains associated with hedges of our consolidated obligations.

In the second quarter, 2007 we recognized a $2 million gain as a component of derivatives and hedging activities as a result of a correction of a prior period error related to a SFAS 133 hedging adjustment of an underlying consolidated obligation bond. The impact of this adjustment on the current and all prior periods presented was immaterial.

The following tables show the breakdown of hedging gains or losses recognized in the statements of income by type of hedged item. During 2007, we used more callable debt to manage our duration and convexity limits on our MPF Loan portfolio as opposed to actively managing these risks with derivative instruments.

	2007
Three months ended June 30,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	5	-	-	5
Investments	-	-	12	12
MPF Loans	(9)	-	1	(8)
Delivery commitments on MPF Loans	-	-	(1)	(1)

Total	$(4)	$-	$12	$8

	2006
Three months ended June 30,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$(1)	$-	$-	$(1)
Consolidated obligations	-	-	-	-
Investments	-	-	17	17
MPF Loans	(9)	-	(2)	(11)
Delivery commitments on MPF Loans	-	-	-	-

Total	$(10)	$-	$15	$5

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

	2007
Six months ended June 30,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	3	-	-	3
Investments	-	-	10	10
MPF Loans	(16)	-	(1)	(17)
Delivery commitments on MPF Loans	-	-	(1)	(1)

Total	$(13)	$-	$8	$(5)

	2006
Six months ended June 30,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	(2)	-	(2)	(4)
Investments	-	-	46	46
MPF Loans	(18)	-	(8)	(26)
Delivery commitments on MPF Loans	-	-	-	-

Total	$(20)	$-	$36	$16

Non-interest Expense

Three months ended June 30,	2007	2006	Change
Compensation & benefits	$18	$15	20%
Amortization and depreciation of software and equipment	5	5	0%
Finance Board and Office of Finance	1	2	-50%
Other expense	8	9	-11%

Total non-interest expense	$32	$31	3%

Six months ended June 30,	2007	2006	Change
Compensation & benefits	$36	$30	20%
Amortization and depreciation of software and equipment	10	9	11%
Finance Board and Office of Finance	2	3	-33%
Other expense	14	18	-22%

Total non-interest expense	$62	$60	3%

Compensation and benefits increased principally due to a reduction in force that took place May 1, 2007. In addition to recording a charge for severance related to that reduction in force, we also included an additional severance charge for expected future reductions in staffing levels. In total, we recorded $4 million in severance related expenses in compensation and benefits in the second quarter. Total headcount (full-time and part-time) as of June 30, 2007 was 378 employees, compared to 442 at March 31, 2007 and 459 at December 31, 2006.

Unrelated to the reduction in force, we revised our estimate of future payments under our long-term incentive compensation plans. As a result, we recorded a reduction to compensation and benefits of $2 million in the second quarter.

Other expense decreased principally due to a decrease in professional service fees as we reduced our use of outside consultants, primarily in systems related projects. Amortization and depreciation of software and equipment increased slightly, as a result of software projects being placed into service in 2007.

Operating Segment Results

We manage our operations by grouping products and services within two operating segments. For the measure of profit or loss and total assets for each segment see Note 12 on page 17 in this Form 10-Q. These operating segments are:

•	The MPF segment which includes primarily MPF Loans and MPF Shared Funding investment securities.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize the results for the MPF segment for the periods indicated:

Three months ended June 30,	2007	2006	Change
Interest income	$472	$519	-9%
Interest expense	455	441	3%
Provision for credit losses	-	-	-

Net interest income	17	78	-78%
Non-interest income (loss)	(8)	(2)	-300%
Non-interest expense	18	16	13%
Assessments	(3)	17	-118%

Net Income (Loss)	$(6)	$43	-114%

Six months ended June 30,	2007	2006	Change
Interest income	$954	$1,046	-9%
Interest expense	924	875	6%
Provision for credit losses	-	-	-

Net interest income	30	171	-82%
Non-interest income (loss)	(14)	(23)	39%
Non-interest expense	34	33	3%
Assessments	(5)	31	-116%

Net Income (Loss)	$(13)	$84	-115%

Net interest income decreased due principally to:

•	Reduced MPF Loans outstanding;

•	Certain consolidated obligations funding MPF Loans matured and were replaced by new debt issued at significantly higher market interest rates;

•	A portion of the capital stock outstanding during 2006 was replaced by $1 billion of interest-bearing subordinated notes; and

•	The effects of SFAS 133 hedging, which includes prior hedging costs that are being amortized into earnings, have significantly impacted our net interest income.

Interest expense increased on our consolidated obligations as we replaced maturing debt with new debt issued at significantly higher market interest rates. For the second quarter of 2007, our average rate on consolidated obligation bonds was 5.11% compared to 4.59% for the second quarter 2006. For the six months to date, the rate for 2007 was 5.10% versus 4.50% for 2006. These rate increases more than offset the reduction in interest expense due to a decline in the balance of consolidated obligations outstanding funding our MPF Loan balances.

The following tables summarize information related to our net premium/ (discount) and cumulative basis adjustments on MPF Loans:

Three months ended June 30,	2007	2006
Net premium amortization expense	$12	$14
MPF Loans, net premium balance at period-end	191	233
Total Cumulative basis adjustments on MPF Loans [1]	(52)	(191)
Closed portion of cumulative basis adjustments	(57)	(226)
Net amortization of closed basis adjustments	(2)	(1)
MPF Loans, par balance at period-end	35,823	39,714
Premium balance as a percent of MPF Loans	0.53%	0.59%

Six months ended June 30,	2007	2006
Net premium amortization expense	$23	$29
MPF Loans, net premium balance at period-end	191	233
Total Cumulative basis adjustments on MPF Loans [1]	(52)	(191)
Closed portion of cumulative basis adjustments	(57)	(226)
Net amortization of closed basis adjustments	(3)	(1)
MPF Loans, par balance at period-end	35,823	39,714
Premium balance as a percent of MPF Loans	0.53%	0.59%

[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

We typically purchase or fund mortgage loans at a premium or discount from our PFIs, because market interest rates will change from the time a homeowner locks in a rate with our PFI and the time the PFI locks in a delivery commitment with the Bank. In addition, borrowers typically elect to pay a higher than market rate on their mortgage loans in exchange for a reduction in up-front loan origination points, fees and other loan costs. As a result, MPF Loans typically are purchased at a net premium. We also hedge a portion of our MPF Loan portfolio in accordance with SFAS 133, creating hedging adjustments on MPF Loans. When the hedge relationships are discontinued, any remaining hedge adjustments are amortized into interest income or expense, similar to premiums and discounts. Premiums, discounts, and SFAS 133 hedging adjustments are amortized over the contractual life of the individual MPF Loans which cause variability in interest income as interest rates rise or fall.

If interest rates increase, prepayments on MPF Loans tend to decrease because borrowers are less likely to refinance their existing mortgage loans at a higher interest rate. The

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

inverse is true in a falling rate environment because it becomes more economical for borrowers to refinance their existing mortgage loans. As a result, we closely monitor our net premium position and SFAS 133 hedging adjustments. During 2007, changes in interest rates have not resulted in significant prepayment activity as mortgage rates increased.

The change in cumulative basis adjustments on MPF Loans is attributable to the discontinuance of hedge relationships on MPF Loans, resulting in a $154 million increase in closed cumulative basis adjustment

Non-interest income (loss) improved for the six months ended June 30, 2007 compared to the prior year. Non-interest income (loss) consists principally of derivatives and hedging activities. We recognized losses due to hedge ineffectiveness and economic hedges of MPF Loans of $17 million in the first half of 2007 compared to a loss of $26 million in the first half of 2006. During 2007, we used more callable debt to manage duration and convexity associated with MPF Loans as opposed to actively managing these risks with derivative instruments.

MPF Segment Statements of Condition Overview

The following table summarizes the major assets of the MPF segment:

	June 30,	December 31,
	2007	2006	Change
MPF Loans	$35,963	$37,944	-5%
Investments- MPF Shared Funding securities	351	369	-5%
Other assets	73	87	-16%

Total assets	$36,387	$38,400	-5%

Total MPF segment assets decreased as principal pay-downs and maturities of existing MPF Loans have exceeded new purchases and fundings. We have not purchased or funded MPF Loans at the same levels as in the past due to capital limitations resulting from reductions in our voluntary capital stock.

The following tables summarize MPF Loan information by product:

	June 30, 2007
MPF Loans by type as of	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,681	$3,577	$5,258
MPF 100	1,879	3,136	5,015
MPF 125	294	647	941
MPF Plus	7,878	11,889	19,767
Government loans	298	4,544	4,842

Total par value of MPF Loans	$12,030	$23,793	35,823

Agent fees, premium (discount)			192
Loan commitment basis adjustment			(14)
SFAS 133 hedging adjustments			(38)
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(1)

Total MPF Loans held in portfolio, net			$35,963

	December 31, 2006

MPF Loans by type as of	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,750	$3,447	$5,197
MPF 100	1,997	3,171	5,168
MPF 125	303	607	910
MPF Plus	8,555	12,665	21,220
Government loans	328	4,890	5,218

Total par value of MPF Loans	$12,933	$24,780	37,713

Agent fees, premium (discount)			211
Loan commitment basis adjustment			(14)
SFAS 133 hedging adjustments			34
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(1)

Total MPF Loans held in portfolio, net			$37,944

[1]	Contractual maturity of 15 years or less.
[2]	Contractual maturity of greater than 15 years.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The par value of MPF Loans purchased or funded by MPF product type were as follows:

Three months ended June 30,	Purchased/Funded
	2007	2006	Change
MPF Product type-
Original MPF	$198	$171	16%
MPF 100	92	87	6%
MPF 125	44	32	38%
MPF Plus	14	95	-85%
Government	20	34	-41%

Total par value of MPF Loans
purchased/funded	$368	$419	-12%

Six months ended June 30,	Purchased/Funded
	2007	2006	Change
MPF Product type-
Original MPF	$370	$340	9%
MPF 100	171	151	13%
MPF 125	85	59	44%
MPF Plus	23	193	-88%
Government	34	67	-49%

Total par value of MPF Loans
purchased/funded	$683	$810	-16%

Our MPF Loan portfolio continues to decrease as anticipated and as we refocus our business on providing mortgage financing alternatives to our small and medium sized members and we expect this trend to continue.

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

The following tables summarize the results for the Traditional Member Finance segment:

Three months ended June 30,	2007	2006	Change
Interest income	$650	$552	18%
Interest expense	598	515	16%
Provision for credit losses	-	-	-

Net interest income	52	37	41%
Non-interest income (loss)	8	(8)	200%
Non-interest expense	14	15	-7%
Assessments	13	3	333%

Net Income	$33	$11	200%

Six months ended June 30,
Interest income	$1,280	$1,035	24%
Interest expense	1,170	970	21%
Provision for credit losses	-	-	-

Net interest income	110	65	69%
Non-interest income (loss)	4	(3)	233%
Non-interest expense	28	27	4%
Assessments	23	9	156%

Net Income	$63	$26	142%

Net interest income increased as a result of higher average balances in investments and Federal funds sold. Average yields increased as a result of an increase in market interest rates, but were largely offset by our increased funding costs.

Non-interest income (loss) is principally comprised of net gains or losses from trading securities and net gains or losses from derivatives and hedging activities. Trading securities are hedged economically with interest rate swaps and changes in fair value of these swaps are recognized in derivatives and hedging activities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Traditional Member Finance Segment Statements of Condition Overview

The following tables summarize the major assets of the Traditional Member Finance segment and detail the breakdown of advances by type:

	June 30, 2007	December 31, 2006	Change
Advances	$23,836	$26,179	-9%
Investment securities	15,181	15,175	0%
Federal Funds sold and securities purchased under agreement to resell	12,826	6,470	98%
Other assets	515	490	5%

Total Assets	$52,358	$48,314	8%

As of	June 30, 2007	December 31, 2006	Change
Fixed-rate	$12,339	$15,105	-18%
Variable-rate	6,113	6,210	-2%
Putable-rate	4,939	4,538	9%
Other advances	526	388	36%

Total par value of advances	23,917	26,241	-9%
SFAS 133 hedging and other adjustments	(81)	(62)	-31%

Total advances	$23,836	$26,179	-9%

During the latter part of 2006 our advance balances increased as a result of greater member demand for short-term advances. We have experienced greater day-to-day volatility in overall advance balances as our members’ demand for liquidity fluctuates. Since the end of 2006, short-term advances decreased principally due to daily variability in demand from two members, especially on the quarter-end dates. Daily average balances on advances outstanding did not change significantly from 2006 to 2007, for either the three or six month periods. In addition, as the yield curve continues to remain flat, member demand for fixed rate putable advances has increased.

Federal Funds sold and securities purchased under agreements to resell increased during 2007, which caused our minimum regulatory capital ratio requirement to increase. In 2006, we purchased MBS securities to increase our MBS investment portfolio to a level near the maximum we were allowed to hold. For a description of our minimum regulatory leverage and other capital requirements see Note 9 – Capital Stock and Mandatorily Redeemable Capital Stock on page 15 in this Form 10-Q.

Liquidity, Funding, and Capital Liquidity

Liquidity

We are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by our Board of Directors. Our policies include requirements for overnight liquidity, liquidity over a cumulative five-business-day period, and liquidity covering member deposits. For a description of these regulations and policies see “Liquidity, Funding, and Capital Resources” on page 45 in our 2006 Form 10-K.

Our policy requires overnight liquid assets to be at least equal to 5% of total assets. As of June 30, 2007, we had overnight liquidity of 14% of total assets, resulting in excess overnight liquidity of $8.4 billion.

The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $21.8 billion as of June 30, 2007.

To support our liquidity on member deposits, Finance Board regulations require us to have an amount at least equal to current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, and/or advances with a maturity not exceeding five years. As of June 30, 2007, we had excess liquidity of $31.8 billion to support member deposits.

In light of our available liquidity under all three liquidity measures, we expect to be able to remain in compliance with our liquidity requirements.

Funding

Consolidated Obligations

For details of our consolidated obligations see Note 7 on page 14 in this Form 10-Q. For details of the amounts of consolidated obligations outstanding for the entire FHLB system, see Financial Highlights on page 23 in this Form 10-Q.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table provides additional information on our consolidated obligation discount notes outstanding as of the dates indicated. Discount notes have terms ranging from one day to one year in length.

	June 30, 2007	December 31, 2006
Weighted average rate at period-end	5.03%	5.04%
Daily average outstanding for the period ended	$12,817	$14,846
Weighted average rate for the year	5.24%	5.02%
Highest outstanding at any month-end	$14,343	$17,238

Capital

	June 30, 2007		December 31, 2006
	Capital Stock	% of total	Capital Stock	% of total
LaSalle Bank N.A. [1]	$230	9%	$230	9%
One Mortgage Partners Corp. [2]	172	6%	172	7%
MidAmerica Bank, FSB [1]	146	5%	146	6%
M&I Marshall & Isley Bank	132	5%	120	5%
Associated Bank, NA	121	5%	121	5%
All other members	1,855	70%	1,812	68%

Total regulatory capital stock	2,656	100%	2,601	100%

Less MRCS [3]	(19)		(14)

Capital stock	2,637		2,587
Retained earnings	617		606
Accumulated OCI (loss)	(120)		(110)

Total capital	$3,134		$3,083

Total regulatory capital stock	$2,656		$2,601
Designated Amount of subordinated notes [4]	1,000		1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,656		3,601
Retained earnings	617		606

Total regulatory capital plus Designated Amount of subordinated notes	$4,273		$4,207

Voluntary capital stock	$989		$912

As a percent of total	23.1%		21.7%

[1]	LaSalle Bank N.A and MidAmerica Bank, FSB are subject to agreements to be acquired by institutions outside our district. See Note 2 on page 7 in this Form 10-Q.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]	Mandatorily redeemable capital stock is recorded as a liability but is included in the calculation of the regulatory capital and leverage ratios.
[4]	For the definition of Designated Amount see Note 9 on page 15 in this Form 10-Q.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Capital stock increased since December 31, 2006 primarily due to the statutory requirement that members purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recently available calendar year-end, or 5% of their outstanding advances, subject to minimum purchase requirements.

The other items making up total capital are retained earnings offset by accumulated OCI (loss). Retained earnings increased because of our Retained Earnings & Dividend Policy, as described in further detail below. This was offset by a similar increase in accumulated OCI (loss), which increased as a result of unrealized losses on hedging activity.

The mandatorily redeemable capital stock balance as of June 30, 2007 consists of 11 members that have requested voluntary withdrawal of membership or terminated membership due to an out-of-district merger. We expect to redeem $12 million of mandatorily redeemable capital stock over the next 12 months. There were no redemptions of voluntary capital stock in the first six months of 2007. The increase in the amount of our voluntary capital stock outstanding is due to the decline in advances outstanding since the beginning of the year. As members repay advances, capital stock no longer required to support the statutory requirement becomes voluntary capital stock.

Although by regulation we have the discretion to redeem voluntary capital stock at any time, our policy since May 2006 has been to redeem voluntary capital stock only during announced redemption windows authorized by the Finance Board, in accordance with our capital stock redemption guidelines and subject to meeting our minimum regulatory capital requirements. Our previously announced intention to redeem voluntary capital stock in the fourth quarter of 2007 is subject to regulatory authorization and may be impacted by our continuing efforts to develop a new capital/business plan or the possible business combination with the FHLB of Dallas, both of which will require Finance Board approval.

From October 2005 through May 2006, we discontinued voluntary capital stock redemptions as permitted by the FHLB Act and Finance Board regulations. See “Regulatory Agreement and Related Actions” on page 14 in our 2006 Form 10-K for further discussion of our voluntary capital stock redemptions.

From July 1, 2007 through July 31, 2007, there were no mandatorily redeemable capital stock reclassifications due to member mergers or withdrawals from membership. Redemption of members’ mandatorily redeemable capital stock is honored subject to, among other things, maintenance of our minimum regulatory leverage and other capital requirements, liquidity requirements (under certain circumstances), and Finance Board approval, to the extent required.

Minimum Regulatory Capital Requirements

During the second quarter of 2007 we invested in more short-term assets; as a result, the balance of our non-mortgage assets increased above 11% of our total assets, requiring us to maintain a 4.76% regulatory capital ratio. For a description of our minimum regulatory leverage and other capital requirements see Note 9 – Capital Stock and Mandatorily Redeemable Capital Stock on page 15 in this Form 10-Q.

Retained Earnings & Dividend Policy

Our Retained Earnings & Dividend Policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount. It also limits the amount of earnings payable as dividends to Adjusted Core Net Income minus the Retained Earnings Dollar Requirement, multiplied by the Dividend Payout Limitation (to the extent the Retained Earnings Dollar Requirement had been accumulated from the current year’s net income). For 2007, the Retained Earnings Dollar Requirement is $35 million and the Dividend Payout Limitation is 80%.

Adjusted Core Net Income for purposes of this policy is defined as our GAAP net income excluding gains or losses arising from significant non-recurring events, such as: advance prepayment fees, gains or losses on debt transfers and associated derivative contracts, other hedge instruments, and business restructuring. For a complete description of our policy see “Retained Earnings and Dividend Policy” on page 53 in our 2006 Form 10-K.

The following table sets forth the calculations under the Retained Earnings & Dividend Policy for 2007 year-to-date:

Six months ended June 30,	2007
Net income	$50

Adjusted Core Net Income	$53

Dividend rate on year to date earnings [1]	2.80%
Dividend amount to be paid on year to date earnings [1]	$36

[1]	Dividends as declared and paid in the quarter subsequent to the period earned.

We expect that the anticipated significant decrease in our net income and the requirement to retain earnings under our Retained Earnings & Dividend Policy will negatively impact our ability to pay future dividends at levels consistent with those paid previously, unless specific actions to improve income are implemented or the Policy is modified. We exceeded our required Retained Earnings Dollar Requirement for 2006 by $10 million, which we expect to apply to our Retained Earnings Dollar Requirement for 2007. We also retained $7 million of earnings from the first

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

six months of 2007. Based on this, we are required to retain an additional $18 million over the remainder of 2007 to meet our total $35 million requirement.

Dividends declared by the Board of Directors may be in the form of cash, stock, or a combination of cash and stock, subject to applicable regulations, including regulations prohibiting an FHLB with excess (voluntary) stock greater than 1% of total assets from paying dividends in the form of stock. Since our voluntary stock is greater than 1% of assets, we are required to pay dividends in cash, which has been our practice since the beginning of 2006. See “Financial Highlights” on page 23 in this Form 10-Q for a summary of cash dividends declared and paid.

Off- Balance-Sheet Arrangements

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

Contractual Obligations and Commitments

For additional information see “Contractual Obligations and Commitments” on page 37 in our 2006 Form 10-K. We have not experienced any material changes in contractual obligations and commitments from December 31, 2006.

Critical Accounting Policies and Estimates

We did not implement any material change to our accounting policies or estimates, nor did we implement any new accounting policy that had a material impact on our results of operations or financial condition, during the quarter ended June 30, 2007. See “Critical Accounting Policies and Estimates” on page 55 in our 2006 Form 10-K. For the impact that recently issued accounting standards will have on our financial statements, see Accounting and Reporting Developments in Note 2 on page 7 in this Form 10-Q.

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

We are also subject to certain regulatory limits on the amount of unsecured credit outstanding to any one counterparty or group of affiliated counterparties, based in part on our total regulatory capital. As part of the Finance Board’s actions on April 18, 2006, we were authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding capital stock, retained earnings, and the Designated Amount of outstanding subordinated notes for any period that we are subject to the Regulatory Leverage Limit.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Investments

The following table summarizes the carrying value of our investment securities portfolio by type of investment and credit rating:

		Long Term Rating		Short Term Rating
As of June 30, 2007	Government	AAA	AA	A-1 or Higher	Unrated	Total
Non-Mortgage Backed Securities:
Commercial paper	$-	$-	$-	$2,524	$-	$2,524
Government-sponsored enterprises	1,454	-	-	-	-	1,454
Consolidated obligations of other FHLBs	25	-	-	-	-	25
State or local housing agency obligations	-	8	52	-	-	60
Small Business Administration/Small Business Investment Companies	538	-	-	-	-	538

Total non-MBS	2,017	8	52	2,524	-	4,601

Mortgage Backed Securities:
Government-sponsored enterprises	5,267	-	-	-	5	5,272
Government-guaranteed	32	-	-	-	-	32
Privately Issued	-	5,267	-	-	9	5,276
MPF Shared Funding	-	340	11	-	-	351

Total MBS	5,299	5,607	11	-	14	10,931

Total investment Securities	$7,316	$5,615	$63	$2,524	$14	$15,532

We maintain a portfolio of investments for liquidity purposes and to generate additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight and term Federal Funds. Our investment securities portfolios include securities issued by the United States government, United States government agencies, and GSEs, MPF Shared Funding securities, and MBS that are issued by GSEs or that carry the highest ratings from Moody’s, S&P, or Fitch. Securities issued by GSEs are not obligations of, and are not guaranteed, by the United States government.

At June 30, 2007 our MBS portfolio included $5.3 billion in AAA rated, privately issued mortgage backed securities. We classify our privately issued mortgage-backed securities portfolio as prime, non-traditional or sub-prime based upon the asset category of the majority of underlying mortgages collateralizing the security at origination. Sub-prime and non-traditional mortgage loans may suffer from higher delinquencies and greater loss severities than traditional prime mortgages. We implemented a policy to monitor concentration limits for sub-prime and non-traditional mortgage loans in order to manage this credit risk. $1.7 billion and $3.3 billion of privately issued AAA rated MBS securities are collateralized by mortgage loans that are considered sub-prime or non-traditional.

As of July 31, 2007 none of the tranches we hold have been downgraded from their initial AAA rating or put on a credit watch list. Also, none of these tranches have losses which have existed for a period greater than 12 months. See Item 1A. Risk Factors on page 43 in this Form 10-Q

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances, after discounting for liquidation and other risks, to protect against losses. At June 30, 2007 and December 31, 2006, we had a security interest in collateral, with an estimated liquidation value in excess of outstanding advances. We have not recorded any allowance for losses on our advances. For further discussion of eligible collateral and our credit risk exposure on advances, see “Advances” on page 60 in our 2006 Form 10-K.

Under our collateral guidelines, members may pledge mortgage loans and MBS that could include sub-prime and non-traditional mortgage loans. For collateral purposes, we define sub-prime mortgage loans as loans originated by a member or its affiliate under a segregated Sub-prime Lending Program, as defined by our member’s regulator. Non-traditional mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases.

Based upon a review of the MBS collateral pledged to the Bank and delinquency ratios of our members’ mortgage loan portfolios, we do not believe that the amount of

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

sub-prime and non-traditional mortgage loans and MBS was material compared to the total amount of residential mortgage loan and MBS collateral pledged to us. As part of the credit review process, we may require more collateral or limit or restrict members from pledging sub-prime and non-traditional mortgage loans or sub-prime and non-traditional mortgage MBS as collateral, if we determine that a member has a concentration of them in its pledged collateral.

MPF Loans

Under the MPF Program, we purchase conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years. We do not purchase or fund sub-prime or non-traditional mortgages through the MPF Program.

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

The credit risk on MPF Loans is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s CEP Amount. We also face credit risk on MPF Loans to the extent such losses are not recoverable under the primary mortgage insurance (“PMI”) or SMI, as well as the PFI’s failure to pay servicer paid losses not covered by FHA or HUD insurance, or VA or RHS guarantees. The amount of our MPF Loan portfolio exposed to credit losses not recoverable from third party sources was approximately $30 billion and $31 billion at June 30, 2007 and December 31, 2006.

Our actual credit exposure is significantly less than these amounts. The borrower’s equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable.

A significant decline in the value of the underlying property would have to occur before we would be exposed to credit losses. However, our average loan-to-value (“LTV”) ratio at origination was 67% for both dates and for those loans with an LTV over 80%, PMI is required. In addition, our outstanding MPF Loan portfolio balance had a weighted average FICO® score of 738 and 737 for June 30, 2007 and December 31, 2006. Our conventional (non-government) MPF Loans have not experienced any appreciable change in the rate of delinquencies 90 days or more, including foreclosures, over the past year. This rate was 0.26% at June 30, 2006, 0.24% at December 31, 2006, and 0.25% at June 30, 2007.

The allowance for loans losses for MPF Loans was $1 million at both June 30, 2007 and December 31, 2006. There have been no material charge-offs or recoveries to the allowance for loan losses during the six months ended June 30, 2007.

For more information on our credit risk exposure on MPF Loans, see “Credit Risk Exposure” on page 63 in our 2006 Form 10-K.

Setting Credit Enhancement Levels

Finance Board regulations require that MPF Loans be credit enhanced so that our risk of loss is equivalent to the losses of an investor in an “AA” rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for losses. In our role as MPF Provider, we analyze the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s LEVELS model in order to determine the required CE Amount for a loan or group of loans to be funded or acquired by an MPF Bank (“MPF Program Methodology”).

The PFI’s CE Amount (including the SMI policy for MPF Plus) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage-backed security and our initial first loss account (“FLA”) exposure (which is zero for the Original MPF product). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based credit enhancement fees (“CE Fees”) that would otherwise be payable to the PFI but which we expect to retain to recoup FLA losses.

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

In determining the estimated rating for Master Commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus Master Commitments), we partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we can either hold additional retained earnings against the related Master Commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the Master Commitment to the equivalent of an “AA” rated mortgage-backed security. We elected to cancel our additional SMI policies effective May 31, 2007. The amount of coverage required decreased, so the policies were no longer beneficial. Instead, we have elected to hold additional retained earnings of $49 million against the related Master Commitments, for a total of $99 million at June 30, 2007.

For MPF Plus, the PFI is required to provide an SMI policy as part of the product’s structure. As of June 30, 2007 and December 31, 2006, the outstanding balance of MPF Plus Loans for which the PFIs have obtained SMI coverage was $19 billion and $21 billion and the amount of coverage provided against losses was $449 million at June 30, 2007 and $666 million at December 31, 2006.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks which could negatively impact this portfolio. A summary of the concentration risks are discussed below:

CE Amount Concentration – At June 30, 2007 one PFI provided 10% or more of the outstanding MPF Loan CE Amount. This PFI had $34 million or 12% of the total MPF Loan CE Amount outstanding. If this PFI failed to meet its contractual obligation to cover losses under the CE Amount, which in some instances requires the maintenance of SMI, we may incur increased credit losses depending upon the performance of the related MPF Loans.

SMI Provider Concentration – Mortgage Guaranty Insurance Company (“MGIC”) and Genworth Mortgage Insurance Corp. provided 57% and 16%, of SMI coverage for MPF Loans at June 30, 2007 and 64% and 12 % at December 31, 2006. As of June 30, 2007, we had SMI

coverage for MPF Loans from MGIC of $256 million and from Radian of $6 million.

On February 6, 2007 MGIC Investment Corporation, parent company of MGIC, announced plans to merge with Radian Group, Inc., which provided 1% of SMI coverage for MPF Loans at June 30, 2007 and December 31, 2006. The merger was approved by shareholders and is expected to be complete by the fourth quarter 2007.

Historically, we have not claimed any losses in excess of the policy deductible against an SMI company. If MGIC and/or Genworth Mortgage Insurance Corp. were to default on their insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses.

We perform a quarterly analysis evaluating the concentration risk with the SMI companies. In addition, based on MPF Program requirements, if an SMI company’s claims paying ability rating falls below AA-, the PFI will have six months, at its option, to replace the SMI policy with coverage from another approved SMI company, accept the obligation as its own undertaking, or forego the performance based CE fees. Fitch analysts have downgraded MGIC’s insurance financial strength to AA and placed Radian’s insurance financial strength AA rating on a negative credit watch as a result of concerns surrounding the their investment in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”), a New York-based mortgage company which has faced margin calls recently due to its participation in the subprime market. In light of this C-BASS impairment, MGIC is analyzing whether it is obligated to complete its pending merger with Radian. Fitch has stated that they expect to affirm the rating of Radian at the present level following completion of the merger, but if the merger does not occur they expect the rating to be downgraded by one notch.

Geographic Concentration – We have MPF Loans in all 50 states, Washington, D.C., and Puerto Rico. No single zip code represents more than 1% of MPF Loans on our statements of condition. Our largest concentrations of MPF Loans (of 10% or more) were secured by properties located in Wisconsin, Illinois, and California. An overall decline in the economy or the residential real estate market of, or the occurrence of a natural disaster in these states could adversely affect the value of the mortgaged properties and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Our maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery commitments for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit. At June 30, 2007 and December 31, 2006 our maximum credit risk as defined above was $53 million and $41 million.

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

At June 30, 2007 we had two counterparties that accounted for approximately 29% of the total outstanding notional amount of our derivative contracts. At June 30, 2007 we did not have any credit exposure to these counterparties. No other derivative counterparty accounted for greater than 10% of the total outstanding notional amount of our derivative contracts.

The following table summarizes our derivative counterparty credit exposure which is monitored on an individual counterparty basis. Net Exposure after Collateral may not equal the difference between Exposure at Fair Value and Collateral Held because some individual counterparties are over-collateralized.

Counterparty Credit Rating as of June 30, 2007	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$25	$-	$-	$-
AA	31,356	8	-	8
A	29,210	22	16	6
BBB	9	-	-	-
Member institutions [1]	90	1	-	-
Affiliates [2] -
AAA	1,861	3	3	-
AA	7,657	19	19
A	-	-	-	-

Total derivatives	$70,208	$53	$38	$14

[1]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[2]	Affiliates are derivative counterparties who are affiliates of our members.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Impact of Interest Rates Changes on the Net Value of Financial Instruments

We perform various sensitivity analyses that quantify the impact of interest rate changes on the fair value of equity, which is defined as the net fair value our assets, liabilities (excluding mandatorily redeemable capital stock), and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical instantaneous parallel shifts in the yield curve. The Finance Board and our members use these sensitivity analyses to assess our market risk profile relative to other FHLBs.

The following table summarizes the estimated change in fair value of equity given hypothetical instantaneous parallel shifts in the yield curve.

Interest Rate Change	Fair Value Change as of:
	June 30, 2007	December 31, 2006
-2.00%	-3.1%	-4.8%
-1.00%	3.0%	-0.7%
-0.50%	1.9%	0.8%
Base	0.0%	0.0%
+0.50%	-0.9%	-2.0%
+1.00%	-0.2%	-3.2%
+2.00%	3.8%	-3.6%

The estimated change in fair value is driven by changes in duration, which is the exposure to changes in interest rate levels, and convexity, which measures duration changes as a function of interest rate changes. The duration and convexity profiles across all parallel interest rate shifts has improved since December 31, 2006, resulting in more favorable outcomes in the estimated changes in the fair value of equity. As shown in the previous table, all parallel interest rate scenarios produce either smaller losses, larger gains, or, in the cases of the -1.00% and +2.00% parallel interest rate shifts, gains where previously losses were projected.

This sensitivity analysis is limited in that it captures only changes in duration and convexity. Other risk exposures, including option volatility, non-parallel changes in the yield curve, and spreads are held constant or are not incorporated into the analysis. The sensitivity analysis only reflects a particular point in time. It does not incorporate changes in the relationship of one interest rate index versus another. As with all models, it is subject to the accuracy of the assumptions used, including prepayment forecasts and discount rates. It does not incorporate other factors that would impact our overall financial performance. Lastly, not all changes in fair value would impact current or future period earnings. Significant portions of the assets and liabilities on the statements of condition are not held at fair value.

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

The 12-month average duration gap is calculated based upon 12 consecutive month-end observations of duration gap for the periods ending on the dates shown. The following table presents our 12-month rolling average duration gap and calculated duration gap at June 30, 2007 and December 31, 2006.

Portfolio Duration Gap (in months)	June 30, 2007	December 31, 2006
Actual as of date shown	0.8	0.9
12-month rolling average ended	0.5	0.5

Duration of Equity

Duration of equity measures the impact of interest rate changes on the value of equity. It is calculated using the net interest rate sensitivity of the portfolio to a ±25 basis point parallel shock across the yield curve (change in market value of equity) and dividing that amount by the total fair value of equity. Duration of equity is reported in years.

Finance Board policy requires that we maintain our duration of equity within a range of ±5 years at current interest rate levels. If one assumes an instantaneous parallel increase or decrease in interest rates of 200 basis points the duration of equity must stay within a range of ±7 years. Our approach to managing interest rate risk is to maintain duration of equity within the advisory guideline by utilizing economic and SFAS 133 hedges as opposed to taking a specific duration position based on forecasted interest rates.

The table below shows our exposure to interest rate risk in accordance with the Finance Board policy and our advisory guideline.

Duration of Equity (in years) as of	Down 200	Base	Up 200
June 30, 2007	-4.2	3.2	-4.7
December 31, 2006	1.4	3.1	0.0

We perform an attribution analysis to take a retrospective look at the changes in fair values of our financial assets,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

liabilities and equity and determine the individual impact that results from changes in duration, convexity, curve, volatility, spread and other factors. As of June 30, 2007, we had an unrecognized market value loss of $1.4 billion, whereas as of December 31, 2006, the unrecognized loss was $1.2 billion. The ratio of market value to book value of equity also declined over this period from 63% to 55%. This decline in the market value of equity relative to book value is principally due to the $551 million increase in unrecognized losses in the MPF Loans over this period from $905 million to $1.5 billion. This increase in unrecognized losses can be attributed to two major factors that have negatively impacted the market value of our MPF loans: (1) interest rates have risen from the historically low-rate environment when a majority of the MPF loans were originated (i.e., 2003-05); and (2) spreads have increased related to the overall credit and liquidity concerns in the US mortgage market.

We currently manage the market value changes due to the effects of duration, convexity and volatility associated with MPF loans by using derivatives and callable debt, but, we do not manage the market value changes due to changes in spread.

Derivatives

See Note 11 on page 16 in this Form 10-Q for details regarding the nature of our derivative and hedging activities, in addition to the instruments used on assets and liabilities being hedged.

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

Internal Control over Financial Reporting

For the second quarter of 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see “Controls and Procedures” on page 72 of our 2006 Form 10-K.

Item 4T.	Controls and Procedures

Not applicable.

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

This item should be read in conjunction with the risk factors set forth in our 2006 Form 10-K.

We are subject to increased credit risk exposures related to sub-prime and non-traditional mortgage loans that back our MBS investments, and any increased delinquency rates and credit losses could adversely affect the yield on or value of our investments.

We invest in AAA rated tranches of privately issued MBS which may be backed by sub-prime and non-traditional mortgage loans. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the sub-prime and non-traditional sectors. In addition, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. If delinquency and loss rates on sub-prime and non-traditional mortgages continue to increase, or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MBS investments. In addition, the fair value of our related MBS investments may be adversely affected.

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

Federal Home Loan Bank of Chicago
/s/ J. Mikesell Thomas
By: J. Mikesell Thomas
Title: President and Chief Executive Officer
(Principal Executive Officer)
Date: August 10, 2007

/s/ Roger D. Lundstrom
By: Roger D. Lundstrom
Title: Executive Vice President – Financial Information
(Principal Financial Officer and Principal Accounting Officer)
Date: August 10, 2007

S-1