Form 10-Q
period 2007-09-30
Federal Home Loan Bank of Chicago
filed 2007-11-14
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 26,746,633 shares of registrant’s capital stock outstanding as of October 31, 2007.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	September 30, 2007	December 31, 2006 Restated
Assets
Cash and due from banks	$24	$23
Federal Funds sold and securities purchased under agreements to resell	14,927	6,470
Investment securities -
Trading ($740 and $331 pledged)	854	532
Available-for-sale ($550 and $825 pledged)	2,548	3,097
Held-to-maturity[1] ($121 and $302 pledged)	10,845	11,915
Advances	24,531	26,179
MPF Loans held in portfolio, net of allowance for loan losses ($1 and $1)	35,123	37,944
Accrued interest receivable	369	379
Derivative assets	38	41
Software and equipment, net	43	51
Other assets	78	83

Total Assets	$89,380	$86,714

Liabilities and Capital
Liabilities
Deposits -
Interest bearing ($9 and $11 from other FHLBs)	$675	$1,379
Non-interest bearing	98	114

Total deposits	773	1,493

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	15,616	11,166
Bonds	66,437	67,727

Total consolidated obligations, net	82,053	78,893

Accrued interest payable	889	690
Mandatorily redeemable capital stock	19	14
Derivative liabilities	208	195
Affordable Housing Program assessment payable	49	64
Resolution Funding Corporation assessment payable	9	12
Other liabilities	50	57
Subordinated notes	1,000	1,000

Total Liabilities	86,250	83,618

Commitments and contingencies (Note 14)

Capital
Capital stock - putable ($100 par value per share) issued and outstanding shares - 27 million and 26 million shares	2,653	2,587
Retained earnings	637	619
Accumulated other comprehensive income (loss)	(160)	(110)

Total Capital	3,130	3,096

Total Liabilities and Capital	$89,380	$86,714

[1]	Fair values: $10,792 and $11,872 at September 30, 2007 and December 31, 2006.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006 Restated	2007	2006 Restated
Interest income	$1,145	$1,153	$3,379	$3,233
Interest expense	1,080	1,059	3,170	2,902

Net interest income before provision for credit losses	65	94	209	331
Provision for credit losses	-	-	-	-

Net interest income	65	94	209	331

Non-interest income (loss) -
Trading securities	16	24	8	(20)
Sale of available-for-sale securities	1	(1)	1	(4)
Derivatives and hedging activities	(21)	(37)	(28)	(21)
Early extinguishment of debt transferred to other FHLBs	-	2	-	6
Other	2	4	5	7

Total non-interest income (loss)	(2)	(8)	(14)	(32)

Non-interest expense -
Compensation and benefits	15	17	51	47
Amortization and depreciation of software and equipment	5	3	15	12
Finance Board and Office of Finance expenses	2	1	4	4
Other expense	9	5	22	23

Total non-interest expense	31	26	92	86

Income before assessments	32	60	103	213

Assessments -
Affordable Housing Program	2	5	8	18
Resolution Funding Corporation	6	11	19	39

Total assessments	8	16	27	57

Net Income	$24	$44	$76	$156

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings Restated	Accumulated Other Comprehensive Income (Loss) Restated	Total Capital Restated
	Shares	Par Value
Balance, December 31, 2005	38	$3,759	$534	$(143)	$4,150

Comprehensive income -
Net income			156		156
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(1)	(1)
Net unrealized gain (loss) on hedging activities				40	40

Total other comprehensive income (loss)			-	39	39

Total comprehensive income			156	39	195
Proceeds from issuance of capital stock	-	28			28
Reclassification of capital stock to mandatorily redeemable	(8)	(833)			(833)
Cash dividends on capital stock (3.07% - annualized rate)			(84)		(84)

Balance, September 30, 2006	30	$2,954	$606	$(104)	$3,456

Balance, December 31, 2006	26	$2,587	$619	$(110)	$3,096
Comprehensive income -
Net income			76		76
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(58)	(58)
Net unrealized gain (loss) on hedging activities				8	8

Total other comprehensive income (loss)				(50)	(50)

Total comprehensive income			76	(50)	26
Proceeds from issuance of capital stock	1	73			73
Reclassification of capital stock to mandatorily redeemable	-	(7)			(7)
Cash dividends on capital stock (2.90% - annualized rate)			(58)		(58)

Balance, September 30, 2007	27	$2,653	$637	$(160)	$3,130

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Cash Flows (unaudited)

(In millions)

			2006
	Nine months ended September 30,	2007	Restated
Operating	Net income	$76	$156
Activities	Adjustments to reconcile net income to net cash provided by (used in) operating activities -
	Amortization and depreciation	63	98
	Change in net fair value adjustment on trading securities and derivatives and hedging activities	(4)	276
	Other adjustments, incl. $0 and $(6) from early extinguishment of debt transferred to other FHLBs	(4)	(7)
	Net change in -
	Trading securities	(312)	637
	Accrued interest receivable	18	(23)
	Other assets	(30)	(23)
	Accrued interest payable	199	292
	Other liabilities	(26)	(20)

	Total adjustments	(96)	1,230

	Net cash provided by (used in) operating activities	(20)	1,386

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(8,457)	(2,365)
Activities	Change in advances, net	1,744	(401)
	MPF Loans -
	Purchases, incl. $(63) and $(303) from other FHLBs	(1,061)	(1,205)
	Payments	3,850	4,344
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net [1]	(230)	945
	Purchases	(11)	(5,207)
	Proceeds from maturities	1,318	842
	Available-for-sale securities -
	Purchases	(135)	(2,743)
	Proceeds from maturities and sales	614	1,386
	Proceeds from sale of foreclosed assets	38	44
	Capital expenditures for software and equipment	(6)	(12)

	Net cash provided by (used in) investing activities	(2,336)	(4,372)

Financing	Net change in deposits, incl. $(2) and $1 from other FHLBs	(720)	163
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	806,202	494,626
	Bonds, incl. $0 and $65 transferred from other FHLBs	13,763	15,729
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(801,734)	(497,392)
	Bonds, incl. $(85) and $(667) transferred to other FHLBs	(15,167)	(10,058)
	Net proceeds from issuance of subordinated notes	-	994
	Proceeds from issuance of capital stock	73	28
	Redemptions of mandatorily redeemable capital stock	(2)	(1,025)
	Cash dividends paid	(58)	(84)

	Net cash provided by (used in) financing activities	2,357	2,981

	Net increase (decrease) in cash and due from banks	1	(5)
	Cash and due from banks at beginning of year	23	33

	Cash and due from banks at end of period	$24	$28

Supplemental	Interest paid	$2,863	$2,616
Disclosures	Affordable Housing Program assessments paid	24	26
	Resolution Funding Corporation assessments paid	22	39
	Capital stock reclassed to mandatorily redeemable capital stock	7	833
	Transfer of MPF Loans to real estate owned	45	30
[1]	Short-term held-to-maturity securities consist of investments that had a maturity of less than three months when purchased.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Restatement

In the third quarter of 2007, we identified an accounting error related to certain FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) long-haul fair value hedge relationships of advances and consolidated obligations that were hedged at other than par at hedge inception. We determined that correcting the accounting error, on a cumulative basis, was material for the three and nine months ended September 30, 2007 but was not material to our previously issued financial statements. Accordingly, we will be correcting the effect of this error by restating previously issued financial statements; however, because the effect of the error was not material to any previously issued financial statements, we will correct previously issued financial statements the next time we file them. As each subsequent filing is made in the future, the previous period financial statements affected by the original error will be restated. Specifically, we will restate 2006 and 2005 financials statements and will recognize a $9 million cumulative adjustment to increase 2004 ending retained earnings.

In regards to our third quarter 2007 financial statements, the cumulative effect of this accounting error and the immaterial accounting errors discussed below for the periods prior to January 1, 2006, are reflected in the carrying amounts of assets and liabilities and other comprehensive income (“OCI”) as of January 1, 2006. An offsetting adjustment has been made to the opening balance of retained earnings for the period prior to January 1, 2006, for the amount of this accounting error as well as certain other immaterial accounting errors that affected those prior year periods as described below. Financial statements for each individual prior period presented in this Form 10-Q have been adjusted to reflect the correction of the period-specific effects of the errors.

As noted above, the accounting error related to certain SFAS 133 long-haul fair value relationships. Our policies for measuring and amortizing the basis adjustments arising from benchmark interest rate hedges isolate the changes in value attributable to interest rates and naturally amortize those amounts over their economic life. Certain hedge relationships were designated when the consolidated obligation or advance had an initial present value calculated using benchmark rates that differed from par. Our original calculations of the changes in the fair value of the hedge item due to changes in the benchmark rate and the natural amortization of the cumulative basis adjustments failed to make adjustments to isolate the change in the value due to only changes in the hedge risk and amortize the appropriate amounts in each period consistent with our policy. The restatement corrects the calculations and reports the basis adjustments and related amortization in the appropriate periods.

We also corrected certain other immaterial errors that had been previously recorded on a cumulative basis by reversing and recording them in the correct periods. In the second quarter 2007, we had recognized a $2 million gain as a component of derivatives and hedging activities as a result of a correction of an error related to a SFAS 133 hedging adjustment of an underlying consolidated obligation bond. In the fourth quarter 2006, we corrected an immaterial valuation error on trading securities and an immaterial error related to an incorrect amortization period of cash flow hedges of certain variable rate advances. The net cumulative effect of these errors was a gain of $1 million. In 2005, we corrected for the discontinuance of hedge accounting under DIG Issue G2 for our delivery commitments by writing-off $12 million from other comprehensive income, and we recognized a gain of $17 million from the discontinuance of hedge accounting on two consolidated obligation bonds with complex hedging strategies.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables highlight the financial statement effects related to making the above corrections:

Statements of Condition:

	2006		2005
As of December 31,	Previously Reported	As restated	Previously Reported	As restated
Assets -
Investment securities - Trading			1,087	1,091
Liabilities -
Consolidated obligations, net - Bonds	67,744	67,727	61,118	61,107
Affordable Housing Program assessment payable	63	64	78	79
Resolution Funding Program assessment payable	9	12	12	14
Accumulated other comprehensive income (loss)			(146)	(143)
Retained earnings	606	619	525	534

Statements of Income:

	2006		2005
Years ended December 31,	Previously Reported	As restated	Previously Reported	As restated
Interest income - Advances	1,197	1,200	805	804
Interest expense - Consolidated obligations - Bonds	3,034	3,028	2,404	2,400
Non-interest income (loss) -
Trading securities	(17)	(21)	(37)	(36)
Derivatives and hedging activities			(16)	(21)
Non-interest expense - Other expense			54	53
Assessments -
Resolution Funding Corporation	47	48
Net income	188	192	244	244

Statements of Income:

	Three months ended March 31, 2007		Three months ended June 30, 2007		Six months ended June 30, 2007
For the periods ended:	Previously Reported	As restated	Previously Reported	As restated	Previously Reported	As restated
Interest expense - Consolidated obligations - Bonds	824	822	827	825	1,651	1,647
Non-interest income (loss) -
Derivatives and hedging activities			8	6	(5)	(7)
Net income	23	25	27	27	50	52

Statements of Income:

	Three months ended March 31, 2006		Three months ended June 30, 2006		Six months ended June 30, 2006
For the periods ended:	Previously Reported	As restated	Previously Reported	As restated	Previously Reported	As restated
Interest income - Advances			295	294	562	561
Interest expense - Consolidated obligations - Bonds	671	669	726	725	1,398	1,395
Non-interest income (loss) -
Trading securities			(19)	(18)	(46)	(45)
Net income	56	58	54	55	110	113

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Basis of Presentation

The Federal Home Loan Bank of Chicago 1, a federally chartered corporation and member-owned cooperative, is one of 12 Federal Home Loan Banks (the “FHLBs”) which, with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The 12 FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and are organized under the Federal Home Loan Bank Act of 1932, as amended (the “FHLB Act”). Each FHLB has members in a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin.

We provide credit to our members principally in the form of secured loans called “advances.” We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”®) Program 2. We also invest in other Acquired Member Assets (“AMA”) such as MPF Shared Funding® securities. AMA are assets acquired from or through FHLB members or eligible housing associates by means of either a purchase or a funding transaction, subject to Finance Board regulations. These programs help us accomplish our mission of supporting the growth and success of our members.

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

Note 3 – Business Developments

On October 10, 2007, we entered into a consensual cease and desist order (“C&D Order”) with our regulator, the Finance Board, which places several requirements on us.

•

We must maintain a ratio of regulatory capital plus a Designated Amount of subordinated notes to total assets of at least 4.5%, and a minimum total level of the sum of regulatory capital stock plus a Designated Amount of subordinated notes of $3.600 billion. See Note 9 on page 16 in this Form 10-Q for the definition of “Designated Amount” and Note 10 on page 16 in this Form 10-Q for a further description of our minimum regulatory leverage and other capital requirements.

•

Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless we have received approval of the Director of the Office of Supervision of the Finance Board (“OS Director”). The C&D Order provides that the OS Director may approve a written request by us for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations.

•	Dividend declarations are subject to the prior written approval of the OS Director.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

•	We must submit a capital plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act (“GLB Act”) and Finance Board regulations.

•

We must review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and submit revised policies and procedures to the OS Director for non-objection prior to implementation.

Our written agreement with the Finance Board, dated June 30, 2004, as amended (“Written Agreement”), was terminated under the terms of the C&D Order and the minimum capital and leverage requirements for the Bank, previously included in the Written Agreement, are now in the C&D Order modified as described above.

On October 1, 2007, Bank of America completed its purchase of LaSalle Bank Corporation, parent of our member LaSalle Bank N.A. Bank of America or its subsidiaries maintain memberships with the FHLBs of Atlanta, Boston, Indianapolis, New York, San Francisco, and Seattle. At September 30, 2007 we held $2.8 billion par value of advances outstanding to LaSalle Bank, 11% of the total par value of advances outstanding. LaSalle Bank held capital stock of $230 million at September 30, 2007, representing 9% of our capital stock balance.

On September 4, 2007, National City Corporation completed its acquisition of MAF Bancorp, Inc., the parent of our member MidAmerica Bank. National City Corporation is headquartered outside of our district in Cleveland, Ohio and its subsidiary National City Bank is a member of the FHLB of Cincinnati. At September 30, 2007 we held $0.9 billion par value of advances outstanding to MidAmerica Bank, 4% of the total par value of advances outstanding. MidAmerica Bank held capital stock of $146 million at September 30, 2007, representing 5% of our capital stock balance.

On August 8, 2007, we announced that we are discussing with the FHLB of Dallas the possible benefits and feasibility of a combination of the two institutions. The Boards and management of the Federal Home Loan Bank of Dallas and the Bank have been engaged in detailed negotiations and extensive due diligence regarding various business, regulatory, financial, operational, accounting, and governance issues related to a possible merger of the two banks. The banks have not reached an agreement and it is possible that the banks will not finalize any agreement to combine the banks.

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

SFAS 159 – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently (e.g., fair value versus amortized cost) without having to apply complex hedge accounting provisions. The fair value option may be applied, with few exceptions on an instrument-by-instrument basis. Electing the fair value option for a financial asset or financial liability means that changes in fair value will be immediately recognized into our statement of income. The election to fair value is irrevocable unless a new election date occurs.

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

Our current accounting policy is to offset derivative instruments of the same counterparty under a master netting arrangement. We have decided to continue this policy. As a result, we also will offset cash collateral upon adoption of this FSP on January 1, 2008. The effects of applying this FSP will be recognized as a change in accounting principle through retrospective application for all financial statements presented. The effect at the time of adoption is not expected to be material for any financial statements presented.

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006 Restated	2007	2006 Restated
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$164	$136	$433	$330
Investment securities -
Trading	10	10	26	40
Available-for-sale	36	34	112	81
Held-to-maturity	165	153	476	377
Advances	316	312	937	873
			-
MPF Loans held in portfolio	463	518	1,423	1,563
Less: Credit enhancement fees paid	(9)	(10)	(28)	(31)

MPF Loans held in portfolio, net	454	508	1,395	1,532

Total interest income	1,145	1,153	3,379	3,233

Interest Expense -
Deposits	9	13	37	37
Securities sold under agreements to repurchase	25	24	74	66
Consolidated obligation -
Discount notes	179	197	515	572
Bonds	853	811	2,501	2,207

Total consolidated obligations	1,032	1,008	3,016	2,779

Mandatorily redeemable capital stock	-	-	-	3
Subordinated notes	14	14	43	17

Total interest expense	1,080	1,059	3,170	2,902

Net interest income before provision for credit losses	65	94	209	331
Provision for credit losses	-	-	-	-

Net interest income	$65	$94	$209	$331

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

Securities issued by GSEs are not guaranteed by the United States government. For accounting policies concerning our investment securities see Note 6 on page F-12 in our 2006 Form 10-K.

The following table presents the fair value of trading securities, including Mortgage-Backed Securities (“MBS”) as of the dates indicated:

	September 30, 2007	December 31, 2006
Non-MBS-
Government-sponsored enterprises	$791	$447
Consolidated obligations of other FHLBs	25	25

Total non-MBS	816	472

MBS: Government-sponsored enterprises	29	33
Government-guaranteed	5	6
Privately issued MBS	4	21

Total MBS	38	60

Total trading securities	$854	$532

Maturity Terms

The following table presents the amortized cost and fair value of Available-for-sale (“AFS”) and Held-to-maturity (“HTM”) securities by contractual maturity as of September 30, 2007. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees.

	Available-For-Sale		Held-To-Maturity
Year of Maturity As of September 30, 2007	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS- Due in one year or less	$429	$429	$2,190	$2,189
One year to five years	160	160	17	18
Five years to ten years	60	59	45	46
Due after ten years	-	-	54	54

Total non-MBS	649	648	2,306	2,307
Total MBS	1,965	1,900	8,539	8,485

Total	$2,614	$2,548	$10,845	$10,792

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of AFS and HTM securities as of the dates indicated.

	Available-For-Sale				Held-to-Maturity
September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$-	$-	$-	$-	$2,019	$-	$(1)	$2,018
Government-sponsored enterprises	649	-	(1)	648	-	-	-	-
State or local housing agency obligations	-	-	-	-	57	-	-	57
Small Business Administration/ Small Business Investment Companies	-	-	-	-	230	2	-	232

Total non-MBS	649	-	(1)	648	2,306	2	(1)	2,307

MBS: Government-sponsored enterprises	62	-	(3)	59	5,001	17	(67)	4,951
Government-guaranteed	-	-	-	-	24	-	-	24
MPF Shared Funding	-	-	-	-	340	-	(15)	325
Privately issued	1,903	-	(62)	1,841	3,174	16	(5)	3,185

Total MBS	1,965	-	(65)	1,900	8,539	33	(87)	8,485

Total	$2,614	$-	$(66)	$2,548	$10,845	$35	$(88)	$10,792

December 31, 2006
Commercial paper	$-	$-	$-	$-	$1,367	$-	$-	$1,367
Government-sponsored enterprises	1,010	-	(7)	1,003	150	-	(1)	149
State or local housing agency obligations	-	-	-	-	65	-	-	65
Small Business Administration/ Small Business Investment Companies	-	-	-	-	656	-	-	656

Total non-MBS	1,010	-	(7)	1,003	2,238	-	(1)	2,237

MBS: Government-sponsored enterprises	70	-	(4)	66	5,560	22	(66)	5,516
Government-guaranteed	-	-	-	-	36	-	-	36
MPF Shared Funding	-	-	-	-	369	-	(16)	353
Privately issued	2,025	3	-	2,028	3,712	19	(1)	3,730

Total MBS	2,095	3	(4)	2,094	9,677	41	(83)	9,635

Total	$3,105	$3	$(11)	$3,097	$11,915	$41	$(84)	$11,872

The amortized cost of our MBS classified as AFS included net discounts of less than $1 million at both September 30, 2007 and December 31, 2006. The amortized cost of our MBS classified as HTM included net discounts of $24 million and $7 million at September 30, 2007 and December 31, 2006.

Unrealized Losses

Our AFS portfolio has gross unrealized losses of $66 million at September 30, 2007 of which $5 million of unrealized losses has existed for a period of greater than 12 months. All AFS securities with unrealized losses aged greater than 12 months have a market value at September 30, 2007 that is equal to or greater than 94% of their respective amortized cost bases.

Our AFS portfolio at September 30, 2007 includes $1.9 billion of AAA/Aaa rated private label MBS whereby the majority of underlying mortgages collateralizing the securities are considered either sub-prime or non-traditional. This portfolio has experienced a temporary decrease in value due to market volatility in the U.S. mortgage markets. We currently hold one security that has an amortized cost of $8 million that was downgraded by S&P to a AA rating in October, 2007. Moody’s rating was unchanged at Aaa but the tranche was put on negative watch. The fair value of this security is $6 million at October 31, 2007. We do not believe any other-than-temporary impairment existed with respect to any of our AFS investment securities as of September 30, 2007. The overall decline in value of our AFS portfolio is considered temporary as we have the intent and ability to hold these investments to recovery in market value during the current interest rate cycle.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Our HTM portfolio has gross unrealized losses of $88 million at September 30, 2007 of which $17 million of unrealized losses has existed for a period of greater than 12 months. All HTM securities with unrealized losses aged greater than 12 months have a market value at September 30, 2007 that is equal to or greater than 94% of their respective amortized cost bases.

Our HTM portfolio at September 30, 2007 includes $3.0 billion of AAA/Aaa rated private label MBS whereby the majority of underlying mortgages collateralizing the securities are considered non-traditional. Our HTM portfolio has experienced a temporary decrease in value due to market volatility in the U.S. mortgage markets. We do not believe any other-than-temporary impairment existed with respect to any of our HTM investment securities as of September 30, 2007. The overall decline in value of our HTM portfolio is considered temporary as we have the intent and ability to hold these investments to maturity and we expect to collect all contractual principal payment and interest.

Gains and Losses on Investment Securities

The net gain (loss) on trading securities for the periods indicated, were as follows:

Three months ended September 30,	2007	2006 Restated
Net realized gain (loss)	$1	$4
Net unrealized gain (loss)	15	20

Net gain (loss) on trading securities	$16	$24

Nine months ended September 30,
Net realized gain (loss)	$-	$1
Net unrealized gain (loss)	8	(21)

Net gain (loss) on trading securities	$8	$(20)

The realized gains and losses from sales of AFS securities for the periods indicated were as follows:

Three months ended September 30,	2007	2006
Realized gain	$1	$1
Realized loss	-	(2)

Net realized gain (loss) from sale of AFS securities	$1	$(1)

Nine months ended September 30,
Realized gain	$1	$2
Realized loss	-	(6)

Net realized gain (loss) from sale of AFS securities	$1	$(4)

Note 6 – Advances

For accounting policies concerning advances see Note 7 on page F-16 in our 2006 Form 10-K. At September 30, 2007 we had advances outstanding to members at interest rates ranging from 2.24% to 8.47%. Contractual maturities on these advances are summarized below:

Maturity Terms

September 30, 2007	Amount	Weighted Average Interest Rate
Due in one year or less	$8,405	4.79%
One to two years	3,569	4.88%
Two to three years	4,147	4.43%
Three to four years	2,294	5.11%
Four to five years	1,429	4.86%
Thereafter	4,654	4.54%

Total par value	24,498	4.73%

SFAS 133 hedging adjustments	33

Total advances	$24,531

At September 30, 2007 and December 31, 2006, we had $5.0 billion and $4.2 billion of putable advances outstanding, and as of both dates we had $100 million of fixed-rate callable advances outstanding.

Some of our advances are concentrated with commercial banks and thrift members that individually borrowed 10% or more of our total advances. LaSalle Bank N.A. held $2.8 billion at September 30, 2007 and $4.4 billion at December 31, 2006, which represented 11% and 17% of the total par value outstanding at those dates. M&I Marshall & Ilsley Bank held $2.7 billion or 11% of our outstanding advances at September 30, 2007 and $2.4 billion or 9% at December 31, 2006. We held sufficient collateral to cover the par value of these advances and do not expect to incur any credit losses. On October 1, 2007, Bank of America Corporation completed its purchase of La Salle Bank Corporation. See Note 3 on page 9 in this Form 10-Q for further information.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans Held in Portfolio

We invest in mortgage loans through the MPF Program, a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from, or through, PFIs and purchase participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”). For accounting policies concerning MPF Loans held in portfolio see Note 8 on page F-18 in our 2006 Form 10-K.

The following table summarizes MPF Loan information as of the dates indicated:

	September 30, 2007	December 31, 2006
MPF Loans - single-family mortgages
Fixed-rate medium term: [1]
Conventional	$11,292	$12,605
Government [3]	284	328

Total fixed-rate medium term	11,576	12,933

Fixed-rate long term: [2]
Conventional	18,956	19,890
Government [3]	4,382	4,890

Total fixed-rate long term	23,338	24,780

Total par value of MPF Loans	34,914	37,713
Agent fees, premium (discount)	183	211
Loan commitment basis adjustment	(13)	(14)
SFAS 133 hedging adjustments	39	34
Receivable from future performance credit enhancement fees	1	1
Allowance for loan loss	(1)	(1)

Total MPF Loans held in portfolio, net	$35,123	$37,944

[1]	The original term to maturity is 15 years or less.
[2]	The original term to maturity is greater than 15 years.
[3]	Government is comprised of FHA, HUD, VA or Rural Housing Service loans which are insured or guaranteed governmental programs.

MPF Loans are placed on non-performing (non-accrual) status when it is determined that either (1) the collection of interest or principal is doubtful or (2) when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection. We do not place MPF Loans on non-performing status where losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. At September 30, 2007 and December 31, 2006, we had $9 million and $6 million of MPF Loans on non-performing status.

MPF Loans that are on non-performing status and that are viewed as collateral dependent loans are considered impaired. MPF Loans are viewed as collateral dependent loans when repayment is expected to be provided solely by the sale of the underlying property and there is no other available and reliable source of repayment. We had impaired MPF Loans of $5 million and $3 million at September 30, 2007 and December 31, 2006. We had no allocated allowance on these loans at either date.

For the three month periods ended September 30, 2007 and 2006, the average balance of impaired MPF Loans was $4 million for both periods. Interest income recognized on impaired MPF Loans was less than $1 million for both periods. For the nine month periods ended September 30, 2007 and 2006 the average balance of impaired MPF Loans was $4 million and $5 million. Interest income recognized on impaired MPF Loans was less than $1 million for both periods.

Where assets have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures, MPF Loans are reclassified at fair value to real estate owned in other assets. We had $29 million and $21 million in MPF Loans classified as real estate owned in other assets, which had been foreclosed but not yet liquidated at September 30, 2007 and December 31, 2006. For further detail on MPF Loans classified as non-performing, impaired, or real estate owned see Note 8 on page F-18 in our 2006 Form 10-K.

Note 8 – Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations see Note 13 on page F-22 in our 2006 Form 10-K.

Interest Rate Payment Terms

The following table presents the types of consolidated obligations for which we are the primary obligor as of the dates indicated. All discount notes are due within one year.

	September 30, 2007	December 31, 2006 Restated
Consolidated obligation bonds:
Fixed-rate non-callable	$37,516	$37,119
Fixed-rate callable	28,233	29,656
Zero coupon	2,150	2,150
Variable-rate	175	517
Step-up	150	160
Inverse floating rate	50	50

Total par value	68,274	69,652
Bond discounts, net	(1,507)	(1,514)
SFAS 133 hedging adjustments	(330)	(411)

Total consolidated obligation bonds	$66,437	$67,727

Discount Notes:
Par value	$15,642	$11,226
Book value	$15,616	$11,166

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Redemption Terms

The following table summarizes consolidated obligation bonds for which we were the primary obligor at September 30, 2007 by contractual maturity:

September 30, 2007	Amount	Weighted Average Interest Rate
Due in one year or less	$11,021	3.80%
One to two years	8,610	4.38%
Two to three years	11,309	4.84%
Three to four years	6,475	5.03%
Four to five years	6,845	5.48%
More than five years	24,014	4.78%

Total par value	68,274	4.68%

Bond discounts, net	(1,507)
SFAS 133 hedging adjustments	(330)

Total consolidated obligation bonds	$66,437

Note 9 – Subordinated Notes

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

The Finance Board allows us to include a percentage of the outstanding principal amount of the subordinated notes (the “Designated Amount”) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and in calculating our maximum permissible holdings of MBS, and unsecured credit, subject to 20% annual phase-outs beginning in the sixth year following issuance. Currently, 100% of the $1 billion outstanding subordinated notes are considered the Designated Amount, with the first 20% annual phase-out beginning on June 14, 2011.

Note 10 – Capital Stock and Mandatorily Redeemable Capital Stock

For accounting policies and other matters concerning capital stock and mandatorily redeemable capital stock, see Note 16 on page F-27 in our 2006 Form 10-K.

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings. No members had concentrations of capital stock greater than or equal to 10% of total capital stock at September 30, 2007 or December 31, 2006.

The regulatory capital ratio required by Finance Board regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0% provided that its non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts, certain MBS, and other investments specified by Finance Board regulation) after deducting the amount of deposits and capital are not greater than 11% of the FHLB’s total assets. If the non-mortgage asset ratio is greater than 11%, Finance Board regulations require a regulatory capital ratio of 4.76%. An additional minimum capital ratio requirement was included in the Written Agreement, which was terminated as part of the C&D Order we entered into on October 10, 2007. The Written Agreement required a minimum regulatory capital ratio of at least 4.50% which limit is now included as part of the C&D Order. In accordance with the C&D Order, we continue to include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. Our non-mortgage assets were above the 11% threshold at September 30, 2007 but were below 11% at December 31, 2006. Thus we were subject to the 4.76% regulatory capital ratio at September 30, 2007 and the 4.50% ratio at December 31, 2006.

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Regulatory Capital
	Requirement in effect		Actual
	Ratio	Amount	Ratio	Amount
September 30, 2007	4.76%	$4,254	4.82%	$4,309
December 31, 2006 Restated	4.50%	3,902	4.87%	4,220

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Under our Written Agreement, we were also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.500 billion. Under the C&D Order, we are now required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At September 30, 2007, we had an aggregate amount of $3.672 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

The following tables summarize the number of members for which we reclassified their stock as mandatorily redeemable capital stock (“MRCS”) either due to voluntary withdrawals from membership, due to terminations of membership in conjunction with out-of-district mergers. In addition, the following tables show the number of former members for which we completed redemptions of their mandatorily redeemable capital stock during the periods indicated:

Three months ended September 30,	2007	2006
Number of members with MRCS, beginning of period	11	12
Withdrawal	1	1
Merger	-	3
Completed redemptions	(1)	(3)

Number of members with MRCS, end of period	11	13

Nine months ended September 30,
Number of members with MRCS, beginning of period	7	12
Withdrawal	4	7
Merger	5	3
Completed redemptions	(5)	(9)

Number of members with MRCS, end of period	11	13

The following tables present MRCS activity and voluntary capital stock redemptions for the periods indicated:

Three months ended September 30,	2007	2006
Balance, beginning of period	$19	$42
Capital stock reclassified to MRCS due to-
Withdrawal	-	1
Merger	-	12
Voluntary	-	-

Total capital stock reclassified	-	13

Redemption of MRCS due to-
Withdrawal	-	(25)
Merger	-	-
Voluntary	-	-

Total completed redemptions	-	(25)

Balance, June 30	$19	$30

Nine months ended September 30,
Balance, beginning of period	$14	$222
Capital stock reclassified to MRCS due to-
Withdrawal	4	41
Merger	3	12
Voluntary	-	780

Total capital stock reclassified	7	833

Redemption of MRCS due to-
Withdrawal	-	(228)
Merger	(2)	(2)
Voluntary	-	(795)

Total completed redemptions	(2)	(1,025)

Balance, June 30	$19	$30

[1]	Net transactions for the three month period 2007 were under $1 million, individually and in total.

From October 1, 2007 through October 31, 2007, there were four capital stock reclassifications totaling $6 million due to receipt of membership withdrawal notices. Under the terms of the C&D Order we entered into on October 10, 2007, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless we have received approval of the OS Director of the Finance Board. On October 31, 2007 after receiving approval from the OS Director, we redeemed $1.6 million of capital stock at par value of $100 per share in connection with one member’s termination of membership in conjunction with the liquidation of its charter.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated Other Comprehensive Income (“OCI”) (loss) for the periods indicated:

	Available-for-sale securities	Cash flow hedges Restated	Employee retirement plans	Accumulated other comprehensive income (loss) Restated
Balance, December 31, 2005	$(9)	$(134)	$-	$(143)
Net unrealized gain/(loss)	(5)	35	-	30
Recognized into net income	4	5	-	9

Net change	(1)	40	-	39

Balance, September 30, 2006	$(10)	$(94)	$-	$(104)

Balance, December 31, 2006	$(8)	$(99)	$(3)	$(110)
Net unrealized gain/(loss)	(57)	2	-	(55)
Recognized into net income	(1)	6	-	5

Net change	(58)	8	-	(50)

Balance, September 30, 2007	$(66)	$(91)	$(3)	$(160)

Note 12 – Derivatives and Hedging Activities

For accounting policies concerning derivatives and hedging activities see Note 20 on page F-34 in our 2006 Form 10-K.

We recorded a net gain (loss) on derivatives and hedging activities in non-interest income for the periods indicated as follows:

Three months ended September 30,	2007	2006
Fair value hedge ineffectiveness	$(6)	$(17)
Gain (loss) on economic hedges	(15)	(20)
Cash flow hedge ineffectiveness	-	-
Gain (loss) from firm commitments no longer qualifying as fair value hedges	-	-
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	-	-

Net gain (loss) on derivatives and hedging activities	$(21)	$(37)

Nine months ended September 30,
Fair value hedge ineffectiveness	$(21)	$(37)
Gain (loss) on economic hedges	(7)	16
Cash flow hedge ineffectiveness	-	-
Gain (loss) from firm commitments no longer qualifying as fair value hedges	-	-
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	-	-

Net gain (loss) on derivatives and hedging activities	$(28)	$(21)

Over the next 12 months it is expected that $31 million recorded in OCI on September 30, 2007, will be recognized as a component of interest expense. The maximum length of time over which we use cash flow hedges to reduce our exposure to variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is six years.

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at the dates indicated:

	September 30, 2007		December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps:
Fair value	$34,885	$(239)	$39,554	$(215)
Cash flow	500	(4)	-	-
Economic	1,344	(3)	10,603	(11)

Total	36,729	(246)	50,157	(226)

Interest rate swaptions:
Fair value	2,168	32	4,990	36
Economic	9,350	13	4,919	5

Total	11,518	45	9,909	41

Interest rate caps/floors:
Cash flow	1,625	22	1,925	20
Economic	8	-	8	-

Total	1,633	22	1,933	20

Interest rate futures/forwards:
Fair value	1,811	(1)	6,111	(1)
Economic	-	-	-	-

Total	1,811	(1)	6,111	(1)

Delivery commitments of MPF Loans:
Economic	65	1	48	1

Total	$51,756	(179)	$68,158	(165)

Accrued interest, net at period end		9		11

Net derivative balance		$(170)		$(154)

Derivative assets		$38		$41
Derivative liabilities		(208)		(195)

Net derivative balance		$(170)		$(154)

Note 13 – Segment Information

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables set forth our financial performance by segment for the periods shown:

	MPF Segment		Traditional Member Finance		Total Bank
Three months ended September 30,	2007	2006 Restated	2007	2006 Restated	2007	2006 Restated
Interest income	$459	$517	$686	$636	$1,145	$1,153
Interest expense	451	448	629	611	1,080	1,059
Provision for credit losses	-	-	-	-	-	-

Net interest income	8	69	57	25	65	94
Non-interest income (loss)	(7)	(8)	5	-	(2)	(8)
Non-interest expense	17	13	14	13	31	26
Assessments	(4)	13	12	3	8	16

Net income (loss)	$(12)	$35	$36	$9	$24	$44

Total assets as of September 30, 2007 and December 31, 2006	$35,552	$38,400	$53,828	$48,314	$89,380	$86,714

Nine months ended September 30,
Interest income	$1,413	$1,562	$1,966	$1,671	$3,379	$3,233
Interest expense	1,374	1,326	1,796	1,576	3,170	2,902
Provision for credit losses	-	-	-	-	-	-

Net interest income	39	236	170	95	209	331
Non-interest income (loss)	(21)	(31)	7	(1)	(14)	(32)
Non-interest expense	51	46	41	40	92	86
Assessments	(9)	43	36	14	27	57

Net income (loss)	$(24)	$116	$100	$40	$76	$156

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Estimated Fair Values

For additional information concerning the estimated fair values of our financial instruments see Note 22 on page F-41 in our 2006 Form 10-K. The carrying values and estimated fair values of our financial instruments at September 30, 2007 and December 31, 2006, were as follows:

	September 30, 2007			December 31, 2006 Restated
	Carrying Value	Unrecognized Gain or (Loss)	Fair Value	Carrying Value		Unrecognized Gain or (Loss)	Fair Value
Financial Assets
Cash and due from banks	$24	$-	$24	$23	$		$23
Federal Funds sold and securities purchased under agreements to resell	14,927	-	14,927	6,470		-	6,470
Trading securities	854	-	854	532		-	532
Available-for-sale securities	2,548	-	2,548	3,097		-	3,097
Held-to-maturity securities	10,845	(53)	10,792	11,915		(43)	11,872
Advances	24,531	(88)	24,443	26,179		(94)	26,085
MPF Loans held in portfolio, net	35,123	(994)	34,129	37,944		(905)	37,039
Accrued interest receivable	369	-	369	379		-	379
Derivative assets	38	-	38	41		-	41

Total Financial Assets	$89,259	$(1,135)	$88,124	$86,580		$(1,042)	$85,538

Financial Liabilities
Deposits	$(773)	$-	$(773)	$(1,493)		$-	$(1,493)
Securities sold under agreements to repurchase	(1,200)	(83)	(1,283)	(1,200)		(108)	(1,308)
Consolidated obligations -
Discount notes	(15,616)	4	(15,612)	(11,166)		-	(11,166)
Bonds [2]	(66,437)	(466)	(66,903)	(67,727)		12	(67,715)
Accrued interest payable	(889)	-	(889)	(690)		-	(690)
Mandatorily redeemable capital stock	(19)	-	(19)	(14)		-	(14)
Derivative liabilities	(208)	-	(208)	(195)		-	(195)
Subordinated notes	(1,000)	(43)	(1,043)	(1,000)		(29)	(1,029)

Total Financial Liabilities	$(86,142)	$(588)	$(86,730)	$(83,485)		$(125)	$(83,610)

Commitments [1]	$-	$-	$-	$-		$-	$-

[1]	Carrying value and fair market value of commitments was less than $1 million at September 30, 2007 and December 31, 2006.
[2]

Effective August 24, 2007, we changed our methodology for determining estimated fair values of consolidated obligation bonds. Fair values of consolidated obligation bonds and discount notes without embedded options are determined based on internal valuation models which use market based yield curve inputs obtained from the Office of Finance. Fair values of consolidated obligations with embedded options are determined based on internal valuation models with market based inputs obtained from the Office of Finance and derivative dealers. Fair value is estimated by calculating the present value of expected cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms. Prior to that date, fair values were determined using independent market-based prices from a third party pricing service. Under the prior methodology, the related prices were no longer considered reliable or accurate as the third party prices could no longer be corroborated against actual issuances or replacement fundings. The effect of this change in methodology on that date was to reduce the unrecognized loss by $285 million.

Note 15 – Commitments and Contingencies

We record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee is not reflected on our statements of condition. The par value of outstanding consolidated obligations for the FHLBs was $1.149 trillion and $952 billion at September 30, 2007 and December 31, 2006. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. See Note 23 on page F-43 in our 2006 Form 10-K for further details on commitments and contingencies.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Our commitments at the dates shown were as follows:

	September 30, 2007	December 31, 2006
Consolidated obligation bonds traded, but not settled	$170	$407
Standby letters of credit	536	553
Standby bond purchase agreements	251	261
Delivery Commitments for MPF Loans	93	69
Commitments to fund additional advances	-	-
Unconditional software license renewal fees	4	5

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Note 16 – Transactions with Related Parties and Other FHLBs

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

Members

The table below summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated. Amounts in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership.

	September 30, 2007	December 31, 2006
Assets-
Federal Funds sold	$-	$465
Advances	1,087	5,198
Interest receivable	5	18
Derivative assets	-	8
Liabilities-
Deposits	$44	$29
Derivative liabilities	1	-

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition as of the dates indicated:

	September 30, 2007	December 31, 2006
Assets-
Investment securities-trading	$25	$25
Accounts receivable	-	2
Liabilities-
Deposits	$9	$11

Trading Securities consisted of consolidated obligations of the FHLB of Dallas and San Francisco of $19 million and $6 million at both September 30, 2007 and December 31, 2006.

The following tables summarize transactions we had with other FHLBs as reported in the statements of income for the periods indicated:

Three months ended September 30,	2007	2006
Income - MPF Program transaction service fees	$1	$1
Gain on extinguishment of debt transferred to other FHLBs	-	2

Nine months ended September 30,
Income - MPF Program transaction service fees	$3	$3
Gain on extinguishment of debt transferred to other FHLBs	-	6

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize transactions we had with other FHLBs as reported in the statements of cash flows for the periods indicated:

Three months ended September 30,	2007	2006
Investing activities
Purchase of MPF Loan participations from other FHLBs	$(19)	$(48)
Financing activities
Net change in deposits	$(2)	$1
Transfer of consolidated obligation bonds to other FHLBs	-	(182)
Transfer of consolidated obligation bonds from other FHLBs	-	-

Nine months ended September 30,
Investing activities
Purchase of MPF Loan participations from other FHLBs	$(63)	$(303)
Financing activities
Net change in deposits	$(2)	$1
Transfer of consolidated obligation bonds to other FHLBs	(85)	(667)
Transfer of consolidated obligation bonds from other FHLBs	-	65

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: that it will not be feasible for us to combine our business operations with another FHLB, or, if feasible, that the banks will not agree on acceptable terms for such a combination, and if such agreement is reached, that the banks may not be able to obtain regulatory approval of the proposed combination; the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels, changes to our capital structure resulting from a Capital Plan submission to the Finance Board and changes to interest rate risk management policies to be implemented in response to the C&D Order, increased expenses for consultant studies related to our risk management policies; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; economic and market conditions; volatility of market prices, rates and indices or other factors, including natural disasters, that could affect the value of our investments or collateral; political events, including legislative, regulatory, judicial or other developments that affect us, our members, our counterparties, and/or investors in consolidated obligations; changes in the FHLB Act or Finance Board regulations; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock; changes in the demand by our members for advances; competitive forces, including the availability of other sources of funding for our members; our ability to attract and retain skilled individuals; the pace of technological change and our ability to develop and support technology and information systems;

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

Explanatory Note

In the third quarter of 2007, we identified an accounting error related to certain FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) long-haul fair value hedge relationships of advances and consolidated obligations that were hedged at other than par at hedge inception. We determined that the accounting error, on a cumulative basis, was material for the three and nine months ended September 30, 2007 but was not material to our previously issued financial statements. Accordingly, we will be correcting the effect of this error by restating previously issued financial statements; however, because the effect of the error was not material to any previously issued financial statements, we will correct these financial statements the next time we file them. Specifically, we will restate 2006 and 2005 financials statements and will recognize a $9 million cumulative adjustment to increase ending 2004 retained earnings.

In regards to our third quarter 2007 financial statements, the cumulative effect of this accounting error and the immaterial accounting errors on periods prior to January 1, 2006, are reflected in the carrying amounts of assets and liabilities and other comprehensive income (“OCI”) as of January 1, 2006. An offsetting adjustment has been made to the opening balance of retained earnings for the period prior to January 1, 2006, for the amount of this accounting error as well as certain other immaterial accounting errors that affected those prior year periods. Financial statements for each individual prior period presented in this Form 10-Q have been adjusted to reflect the correction of the period-specific effects of the errors. See Note 1, on page 7 of this Form 10-Q for further information regarding the restatement and impact to previously reported amounts.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Financial Highlights

	Three months ended					Nine months ended
	September 30, 2007	June 30, 2007 Restated	March 31, 2007 Restated	December 31, 2006 Restated	September 30, 2006 Restated	September 30, 2007	September 30, 2006 Restated
Selected statements of income data
Interest income	$1,145	$1,122	$1,112	$1,135	$1,153	$3,379	$3,233
Net interest income	65	71	73	85	94	209	331
Non-interest income (loss)	(2)	(2)	(10)	(5)	(8)	(14)	(32)
Non-interest expense	31	32	30	32	26	92	86
Assessments	8	10	9	13	16	27	57
Net income	24	27	24	35	44	76	156

Selected ratios and data-annualized
Net income to average assets	0.11%	0.12%	0.11%	0.16%	0.20%	0.12%	0.24%
Return on average equity	3.08%	3.45%	3.12%	4.32%	5.15%	3.26%	5.42%
Total average equity to average assets	3.53%	3.58%	3.52%	3.67%	3.80%	3.54%	4.35%
Non-interest expense to average assets	0.14%	0.15%	0.14%	0.16%	0.12%	0.14%	0.13%
Interest spread between yields on interest- earning assets and interest-bearing liabilities	0.11%	0.13%	0.15%	0.17%	0.24%	0.13%	0.31%
Net interest margin on interest-earning assets	0.30%	0.32%	0.33%	0.36%	0.42%	0.32%	0.51%
Dividends declared [1]	$19	$18	$21	$23	$28	$58	$84
Annualized dividend rate declared	2.80%	2.80%	3.10%	3.10%	3.10%	2.90%	3.07%
Dividend payout ratio [2]	79%	67%	91%	64%	67%	76%	55%

As of	September 30, 2007	June 30, 2007 Revised	March 31, 2007 Revised	December 31, 2006 Restated	September 30, 2006 Restated
Selected statements of condition data
Federal Funds sold and securities
purchased under agreements to resell	$14,927	$12,826	$11,665	$6,470	$9,310
Investment securities	14,247	15,532	14,171	15,544	14,879
Advances	24,531	23,836	24,313	26,179	25,294
MPF Loans held in portfolio, net of allowance for loan losses	35,123	35,963	37,023	37,944	38,855
Total assets	89,380	88,745	87,719	86,714	88,911
Total consolidated obligations, net [3]	82,053	81,483	79,902	78,893	80,851
Total liabilities	86,250	85,596	84,612	83,618	85,454
Total capital	3,130	3,149	3,107	3,096	3,457
Other selected data
Regulatory capital and Designated Amount of subordinated notes	$4,309	$4,287	$4,227	$4,220	$4,590
Regulatory capital to assets ratio [4]	4.8%	4.8%	4.8%	4.9%	5.1%
All FHLBs consolidated obligations outstanding (par) [5]	$1,148,572	$970,857	$951,470	$951,990	$958,024
Number of members	851	852	854	858	871
Number of active PFIs [6]	266	264	263	265	259
Headcount (full-time)	346	371	436	450	445
Headcount (part-time)	7	7	6	9	9

Certain amounts have been restated for prior periods in 2007 and have been restated for prior periods in 2006. See Note 1 on page 7 in this Form 10-Q for details.

[1]

On October 30, 2007, the Board of Directors announced it would not declare a dividend on the third quarter results of 2007. For further information, see “Retained Earnings & Dividends” on page 36 in this Form 10-Q.

[2]	The dividend payout ratio in this table equals the dividend declared and paid in the quarter divided by net income for the same quarter.
[3]	Consolidated obligations for which we are the primary obligor.
[4]	The ratio is calculated as follows: Regulatory capital plus the Designated Amount of subordinated notes divided by total assets.
[5]	We are jointly and severally liable for the consolidated obligations of the other FHLBs. See Note 8 on page 15 in this Form 10-Q.
[6]	Active PFIs are those PFIs that are currently servicing and/or credit enhancing MPF Loans.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Average Balances/Net Interest Margin/Rates

	2007			2006			Increase /(Decrease) due to
Three months ended September 30,	Average Balance	Interest	Yield / Rate	Average Balance Restated	Interest Restated	Yield / Rate	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$12,346	$164	5.31%	$10,136	$136	5.37%	$30	$(2)	$28
Total investments [1]	15,562	211	5.42%	14,628	197	5.39%	13	1	14
Advances [1]	24,528	316	5.15%	25,169	312	4.96%	(8)	12	4
MPF Loans held in portfolio [1,2,3]	35,321	454	5.14%	39,152	508	5.19%	(50)	(4)	(54)

Total interest-earning assets	$87,757	$1,145	5.22%	$89,085	$1,153	5.18%	$(15)	$7	$(8)

Allowance for loan losses	(1)			(1)
Other assets	657			996

Total assets	$88,413			$90,080

Liabilities and Capital
Interest bearing deposits	$748	$9	4.81%	$1,013	$13	5.13%	$(3)	$(1)	$(4)
Securities sold under agreements to repurchase	1,234	25	8.10%	1,200	24	8.00%	1	-	1
Consolidated obligation discount notes [4]	13,658	179	5.24%	14,867	197	5.30%	(16)	(2)	(18)
Consolidated obligation bonds [1,4]	67,858	853	5.03%	67,588	811	4.80%	3	39	42
Mandatorily redeemable capital stock	19	-	0.00%	32	-	0.00%	-	-	-
Subordinated notes	1,000	14	5.60%	1,000	14	5.60%	-	-	-

Total interest-bearing liabilities	$84,517	$1,080	5.11%	$85,700	$1,059	4.94%	$(15)	$36	$21

Other liabilities	778			960
Total capital	3,118			3,420

Total liabilities and capital	$88,413			$90,080

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.11%			0.24%

Net interest margin on interest-earning assets	$87,757	$65	0.30%	$89,085	$94	0.42%	$-	$(29)	$(29)

Average interest-earning assets to interest-bearing liabilities			103.83%			103.95%

The change due to the combined volume/rate variance has been allocated to rate.

[1]	Yield/Rate is based on average amortized cost balances.
[2]	Non-performing loans are included in average balances used to determine the yield.
[3]

Interest income includes amortization of net premiums of $10 million and $13 million and amortization of SFAS 133 hedging adjustments of $2 million and $8 million for the three months ended September 30, 2007 and 2006.

[4]

Interest expense includes amortization of SFAS 133 hedging adjustments of $4 million and $2 million for consolidated obligation discount notes and $7 million and $8 million for consolidated obligation bonds for the three months ended September 30, 2007 and 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

	2007			2006			Increase /(Decrease) due to
Nine months ended September 30,	Average Balance Revised	Interest Revised	Yield / Rate	Average Balance Restated	Interest Restated	Yield / Rate	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$10,900	$433	5.30%	$8,855	$330	4.97%	$76	$27	$103
Total investments [1]	15,146	614	5.41%	12,959	498	5.12%	84	32	116
Advances [1]	24,751	937	5.05%	25,159	873	4.63%	(14)	78	64
MPF Loans held in portfolio [1,2,3]	36,269	1,395	5.13%	40,211	1,532	5.08%	(150)	13	(137)

Total interest-earning assets	$87,066	$3,379	5.17%	$87,184	$3,233	4.94%	$(4)	$150	$146

Allowance for loan losses	(1)			(1)
Other assets	741			1,000

Total assets	$87,806			$88,183

Liabilities and Capital
Interest bearing deposits	$979	$37	5.04%	$1,036	$37	4.76%	$(2)	$2	$-
Securities sold under agreements to repurchase	1,220	74	8.09%	1,200	66	7.33%	1	7	8
Consolidated obligation discount notes [4]	13,101	515	5.24%	15,478	572	4.93%	(88)	31	(57)
Consolidated obligation bonds [1,4]	67,525	2,501	4.94%	65,249	2,207	4.51%	77	217	294
Mandatorily redeemable capital stock	17	-	0.00%	161	3	2.48%	(3)	-	(3)
Subordinated notes	1,000	43	5.73%	403	17	5.62%	25	1	26

Total interest-bearing liabilities	$83,842	$3,170	5.04%	$83,527	$2,902	4.63%	$10	$258	$268

Other liabilities	854			820
Total capital	3,110			3,836

Total liabilities and capital	$87,806			$88,183

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.13%			0.31%

Net interest margin on interest-earning assets	$87,066	$209	0.32%	$87,184	$331	0.51%	$(14)	$(108)	$(122)

Average interest-earning assets to interest-bearing liabilities			103.85%			104.38%

The change due to the combined volume/rate variance has been allocated to rate.

[1]	Yield/Rate is based on average amortized cost balances.
[2]	Non-performing loans are included in average balances used to determine the yield.
[3]

Interest income includes amortization of net premiums of $33 million and $42 million and amortization of SFAS 133 hedging adjustments of $5 million and $9 million for the nine months ended September 30, 2007 and 2006.

[4]

Interest expense includes amortization of SFAS 133 hedging adjustments of $8 million and $17 million for consolidated obligation discount notes and $16 million and $24 million for consolidated obligation bonds for the nine months ended September 30, 2007 and 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Three months ended September 30,	2007	2006 Restated	Change
Interest income	$1,145	$1,153	-1%
Interest expense	1,080	1,059	2%
Provision for loan losses	-	-	-

Net interest income	65	94	-31%
Non-interest income (loss)	(2)	(8)	-75%
Non-interest expense	31	26	19%
Assessments	8	16	-50%

Net income	$24	$44	-45%

Selected Ratios - Annualized
Non-interest expense to average assets	0.14%	0.12%	0.02%
Interest spread between yields on interest-earning assets and liabilities	0.11%	0.24%	-0.13%
Net interest margin on interest-earning assets	0.30%	0.42%	-0.12%
Return on average equity	3.08%	5.15%	-2.07%

Nine months ended September 30,	2007	2006 Restated	Change
Interest income	$3,379	$3,233	5%
Interest expense	3,170	2,902	9%
Provision for loan losses	-	-	-

Net interest income	209	331	-37%
Non-interest income (loss)	(14)	(32)	-56%
Non-interest expense	92	86	7%
Assessments	27	57	-53%

Net income	$76	$156	-51%

Selected Ratios - Annualized
Non-interest expense to average assets	0.14%	0.13%	0.01%
Interest spread between yields on interest-earning assets and liabilities	0.13%	0.31%	-0.18%
Net interest margin on interest-earning assets	0.32%	0.51%	-0.19%
Return on average equity	3.26%	5.42%	-2.16%

Overview

(All comparisons are to the same period in the prior year unless otherwise specified).

Regulatory Developments

During the third quarter of 2007, we continued to explore possible strategic and operational alternatives to strengthen the Bank’s capital base and transition to a more traditional Federal Home Loan Bank structure. Our goal in this transition has been to change the structure of our balance sheet by not replacing most of our MPF Program assets as they pay down while continuing to serve our members with this important product and re-focusing on our core advances business. At the request of the Finance Board, on October 10, 2007, we entered into a consensual cease and desist order (“C&D Order”) with the Finance Board. The C&D Order places several requirements on us, including Finance Board approval of dividends and member capital stock repurchases and redemptions and maintenance of certain minimum regulatory capital amounts. We are also required to submit a Capital Structure Plan to the Finance Board providing for a conversion of our capital stock under the Gramm-Leach Bliley Act and to review and submit revisions to our market risk management policies. See Note 3 on page 9 of this Form 10-Q for further description of these requirements.

Net Income

In the third quarter, we continued to face earnings pressure. Our net interest income has decreased both for the third quarter and nine months to date due to several factors:

•	Certain consolidated obligations funding MPF Loans matured and were replaced by new debt issued at higher market interest rates;

•	The effects of SFAS 133 hedging costs, which includes prior hedging costs that are being amortized into earnings; and

•

Increased emphasis on marketplace liquidity , resulting in increased balances in lower yielding investments such as Fed Funds sold and overnight advances to members rather than longer termed and thus higher yielding investments and advances.

We expect that increased debt costs and the amortization of prior period hedging costs and capitalized software costs will significantly lower our future net income and we may experience losses in the fourth quarter of 2007 and in 2008. Based upon our third quarter financial results, projected declining earnings and regulatory requirements under the C&D Order, our Board decided to increase retained earnings by the full amount of our third quarter net income and did not declare a third quarter dividend. As a result, we retained all of our net income for the quarter. As of September 30, 2007, our retained earnings were $637 million.

Our advance business has been impacted by paydowns of advances by two of our largest members. During the first nine months of 2007 our outstanding advance balance decreased by 6% or $1.6 billion. We face challenges in maintaining and growing our advance volume as our larger members have access to competitive alternative funding sources and the financial services industry faces further consolidations. In addition, we cannot predict how our C&D Order may impact our future advances business. See “Statements of Condition Overview” on page 33 in this Form 10-Q.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Strategic Alternatives & Expense Structure Review

We remain committed to developing strategic alternatives and reviewing our expense structure and business organization to reduce costs and create efficiencies. Our discussions with the Federal Home Loan Bank of Dallas regarding a possible merger continue. The Boards and management of the Federal Home Loan Bank of Dallas and the Bank have been engaged in detailed negotiations and extensive due diligence regarding various business, regulatory, financial, operational, accounting, and governance issues related to a possible merger of the two banks. Although the banks have not reached an agreement and it is possible that the banks will not finalize any agreement to combine the banks, our primary objective in the analysis of this and any other strategic options is to achieve an outcome for our members which provides the greatest possible value of membership.

In conjunction with our review of risk management practices, we are exploring balance sheet restructuring alternatives. At this time, we are unable to predict whether we will implement such restructuring alternatives or the extent of reductions to retained earnings that may result from the implementation of such alternatives.

During the second quarter of 2007, we conducted a reduction in force and indicated that there would be additional reductions-in-force prior to year end. The Bank’s total staffing has declined from 459 to 353 since January 1, 2007, and further reductions are expected to be undertaken in 2008. Based upon overall reductions in staffing levels to date, we project a net reduction of compensation and benefits and related expenses of approximately $11 million on an annualized basis. Although we have successfully implemented certain cost reduction initiatives during the first nine months of the year, the 2007 benefits of these initiatives has been offset by increased operating costs for consultant and professional fees related to a review of our risk management strategies and the development of strategic alternatives, including current merger discussions.

Net Interest Income

The following discussion should be read in conjunction with the Average Balance / Net Interest Margin / Rates tables beginning on page 25 of this Form 10-Q.

Our net interest income and net interest margin on interest earning assets continued to decrease in 2007 compared to 2006, both for the third quarter as well as nine months to date.

Daily average advance volume outstanding declined 3% and 2% for the three and nine month periods from the prior year. However, average yields on advances increased for both periods by a greater amount, consistent with market rates that increased on a year over year basis;

thus overall interest income on advances increased for both the three and nine month periods. However, the Federal Reserve reduced its Federal Funds target rate on September 18, 2007, which reduced third quarter yields, and along with any subsequent rate cuts may negatively impact future yields on advances.

The estimated life or duration of our MPF Loan portfolio increased as the result of slower prepayments of mortgage loans as market mortgage interest rates have remained higher than our portfolio of MPF Loans. At the same time, certain debt funding our MPF Loan portfolio matured. We replaced maturing debt with new debt issuances at current market rates that were significantly higher than the maturing debt. In addition, the average balance of our MPF Loan portfolio has decreased due to principal paydowns and maturities on existing MPF Loans which continue to exceed new purchases and fundings. Accordingly, yields on our MPF Loan portfolio have not increased as quickly as the rates on the debt funding MPF Loans. As a result, net interest income and net interest margin on earning assets declined.

Net interest income is affected significantly by our return on invested capital. The reduction in average capital was primarily a result of capital stock redemptions during 2006 which resulted in a decrease in our net interest income. In addition, we replaced a portion of our capital stock with $1 billion in interest bearing subordinated notes in June, 2006. Subordinated notes increased interest expense by $26 million through the nine months ended September 30, 2007.

We actively hedge our market risk associated with MPF Loans, advances and consolidated obligations using interest rate swaps and other derivatives under SFAS 133. When we discontinue such hedge relationships and the financial asset or liability remains outstanding or the hedged transactions impact earnings, we start amortizing SFAS 133 hedging adjustments into net interest income. Increased amortization of SFAS 133 basis adjustments on consolidated obligations and MPF Loans, as well as hedged forecasted transactions recorded in OCI has negatively impacted net interest income.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-interest Income

Three months ended September 30,	2007	2006 Restated	Change
Trading securities	$16	$24	-33%
Sale of available for sale securities	1	(1)	200%
Derivatives and hedging activities	(21)	(37)	43%
Early extinguishment of debt transferred to other FHLBs	-	2	-100%
Other, net	2	4	-50%

Total non-interest income (loss)	$(2)	$(8)	75%

Nine months ended September 30,	2007	2006 Restated	Change
Trading securities	$8	$(20)	140%
Sale of available for sale securities	1	(4)	125%
Derivatives and hedging activities	(28)	(21)	-33%
Early extinguishment of debt transferred to other FHLBs	-	6	-100%
Other, net	5	7	-29%

Total non-interest income (loss)	$(14)	$(32)	56%

Non-interest income (loss) is principally comprised of net gains or losses on trading securities and net gains or losses from derivatives and hedging activities. Trading securities are hedged economically with interest rate swaps and the changes in fair value of these swaps are recognized in derivatives and hedging activities. Volatility in market interest rates and spreads can significantly impact the fair market values of these amounts. Trading securities increased in fair value during the three and nine months ended September 30, 2007 by $16 million and $8 million as market interest rates decreased from the beginning to the end of these periods. The hedges on trading securities incurred losses of $16 million and $6 million, for the three and nine months ended September 30, 2007. These losses offset the gains in fair values on the trading securities.

We recognized $6 million and $22 million of fair value hedging losses associated with derivatives hedging our MPF Loan portfolio for the three and nine months ended September 30, 2007. The hedging losses were principally due to time value decay from swaptions which are used to hedge duration and convexity risks associated with our MPF Loans. For hedges associated with our consolidated obligations we recognized no gain for the three months ended September 30, 2007 but had a hedging gain of $1 million for the nine months. Other, net, in the above table, consists principally of gains from the early extinguishment of debt, excluding debt we transferred to other FHLBs.

The following tables show the breakdown of hedging gains or losses recognized in the derivatives and hedging activities line under non-interest income (loss) by type of hedged item.

Three months ended September 30, 2007	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	-	-	-	-
Investments	-	-	(16)	(16)
MPF Loans	(6)	-	-	(6)
Delivery commitments on MPF Loans	-	-	1	1

Total	$(6)	$-	$(15)	$(21)

Three months ended September 30, 2006	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total Restated
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	(2)	-	-	(2)
Investments	-	-	(20)	(20)
MPF Loans	(15)	-	1	(14)
Delivery commitments on MPF Loans	-	-	(1)	(1)

Total	$(17)	$-	$(20)	$(37)

Nine months ended September 30, 2007	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total Revised
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	1	-	-	1
Investments	-	-	(6)	(6)
MPF Loans	(22)	-	(1)	(23)
Delivery commitments on MPF Loans	-	-	-	-

Total	$(21)	$-	$(7)	$(28)

Nine months ended September 30, 2006	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total Restated
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	(4)	-	(2)	(6)
Investments	-	-	26	26
MPF Loans	(33)	-	(7)	(40)
Delivery commitments on MPF Loans	-	-	(1)	(1)

Total	$(37)	$-	$16	$(21)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-interest Expense

Three months ended September 30,	2007	2006	Change
Compensation & benefits	$15	$17	-12%
Amortization and depreciation of software and equipment	5	3	67%
Finance Board and Office of Finance	2	1	100%
Other expense	9	5	80%

Total non-interest expense	$31	$26	19%

Nine months ended September 30,
Compensation & benefits	$51	$47	9%
Amortization and depreciation of software and equipment	15	12	25%
Finance Board and Office of Finance	4	4	0%
Other expense	22	23	-4%

Total non-interest expense	$92	$86	7%

Compensation and benefits for the nine months increased due to a $4 million reduction in force charge recorded in the second quarter of 2007. A portion of the severance charges included expected future reductions in staffing levels. Compensation and benefits for the third quarter declined due to the reduction in headcount. Total headcount (full-time and part-time) as of September 30, 2007 was 353 employees, compared to 454 at September 30, 2006.

Amortization and depreciation of software and equipment increased as the result of $25 million in software projects being placed into service since September 30, 2006.

Other expense increased in the third quarter primarily due to professional service fees for outside consultants to assist in evaluating our financial markets systems, interest rate risk management policies and procedures, and other related projects. These expenses totaled $3 million for the third quarter compared to $1 million last year. In addition, as part of the preliminary merger discussions, we incurred $2 million in the third quarter of 2007 for consulting, legal, accounting and other merger related costs. The combined impact of these changes was to increase other expense for the third quarter by $4 million compared to the same period last year.

Operating Segment Results

We manage our operations by grouping products and services within two operating segments. For a reconciliation to our total Bank results of profit or loss and total assets for each segment see Note 13 on page 18 in this Form 10-Q. These operating segments are:

•	The MPF segment which includes primarily MPF Loans and MPF Shared Funding investment securities.

•

The Traditional Member Finance segment which includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments, and deposit products.

MPF Segment

Results of Operations

Net interest income is the difference between interest income that we receive principally from MPF Loans and MPF Shared Funding investment securities (classified as HTM) less our funding costs. Funding of such assets comes predominantly from consolidated obligations. Interest income and expense from derivatives used to hedge MPF Loans and consolidated obligations are included in interest income and interest expense. All other economic hedging activities are included in non-interest income (loss).

The following tables summarize the results for the MPF segment for the periods indicated:

Three months ended September 30,	2007	2006 Restated	Change
Interest income	$459	$517	-11%
Interest expense	451	448	1%
Provision for credit losses	-	-	-

Net interest income	8	69	-88%
Non-interest income (loss)	(7)	(8)	13%
Non-interest expense	17	13	31%
Assessments	(4)	13	-131%

Net Income (Loss)	$(12)	$35	-134%

Nine months ended September 30,	2007	2006 Restated	Change
Interest income	$1,413	$1,562	-10%
Interest expense	1,374	1,326	4%
Provision for credit losses	-	-	-

Net interest income	39	236	-83%
Non-interest income (loss)	(21)	(31)	32%
Non-interest expense	51	46	11%
Assessments	(9)	43	-121%

Net Income (Loss)	$(24)	$116	-121%

We experienced a loss for the MPF Segment for both the three and nine month periods ending September 30, 2007 as a result of a decrease in net interest income. Net interest income decreased due principally to:

•	Certain consolidated obligations funding MPF Loans matured and were replaced by new debt issued at higher market interest rates; and

•	The effects of SFAS 133 hedging costs, which includes prior hedging costs that are being amortized into earnings.

For the third quarter of 2007, our average rate on consolidated obligation bonds was 5.21% compared to 4.78% for the third quarter 2006. For the nine months to date, the rate for 2007 was 5.13% versus 4.60% for 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Overall interest expense increased because interest rates increased, even though the amount of outstanding consolidated obligations declined as MPF Loans declined.

The following tables summarize information related to our net premium/(discount) and cumulative basis adjustments on MPF Loans:

As of September 30,	2007	2006
MPF Loans, net premium balance at period-end	183	221
Total Cumulative basis adjustments on MPF Loans [1]	26	(5)
Closed portion of cumulative basis adjustments	(34)	(124)
MPF Loans, par balance at period-end	34,914	38,639
Premium balance as a percent of MPF Loans	0.52%	0.57%

Three months ended September 30,
Net premium amortization expense	$10	$13
Net amortization of closed basis adjustments	(2)	(8)

Nine months ended September 30,
Net premium amortization expense	$33	$42
Net amortization of closed basis adjustments	(5)	(9)
[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

Most MPF Loans carry a premium or discount because market interest rates change from the time a homeowner locks in a rate with our PFI and the time the PFI locks in a delivery commitment with the Bank. In addition, borrowers typically elect to pay a higher than market rate on their mortgage loans in exchange for a reduction in up-front loan origination points, fees and other loan costs. As a result, MPF Loans typically are purchased at a net premium.

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

If interest rates increase, prepayments on MPF Loans tend to decrease because borrowers are less likely to refinance their existing mortgage loans at a higher interest rate. The inverse is true in a falling rate environment because it becomes more economical for borrowers to refinance their existing mortgage loans. As a result, we closely monitor our net premium position and SFAS 133 hedging adjustments. During 2007, decreases in interest rates have not resulted in significant prepayment activity as long-term mortgage rates have not changed significantly.

The change in cumulative basis adjustments on MPF Loans is attributable to the discontinuance of hedge relationships on MPF Loans, resulting in a $79 million increase in closed cumulative basis adjustment.

Non-interest income (loss) improved for the nine months ended September 30, 2007 compared to the prior year. Non-interest income (loss) consists principally of derivatives and hedging activities. We recognized hedging losses on ineffectiveness and economic hedges on MPF Loans of $23 million in the first nine months of 2007 compared to a loss of $40 million in the first nine months of 2006. During 2007, we used more callable debt to manage duration and convexity associated with MPF Loans as opposed to actively managing these risks with derivative instruments, thus reducing our hedging costs.

MPF Segment

Statements of Condition Overview

The following table summarizes the major assets of the MPF segment:

	September 30, 2007	December 31, 2006	Change
MPF Loans	$35,123	$37,944	-7%
Investments- MPF Shared Funding securities	340	369	-8%
Other assets	89	87	2%

Total assets	$35,552	$38,400	-7%

Total MPF segment assets decreased as principal pay-downs and maturities of existing MPF Loans exceeded new purchases and fundings. We have not purchased or funded MPF Loans at the same levels as in the past due to capital limitations resulting from reductions in our voluntary capital stock.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize MPF Loan information by product:

As of September 30, 2007	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,649	$3,661	$5,310
MPF 100	1,808	3,110	4,918
MPF 125	288	661	949
MPF Plus	7,547	11,524	19,071
Government loans	284	4,382	4,666

Total par value of MPF Loans	$11,576	$23,338	34,914

Agent fees, premium (discount)			183
Loan commitment basis adjustment			(13)
SFAS 133 hedging adjustments			39
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(1)

Total MPF Loans held in portfolio, net			$35,123

As of December 31, 2006
MPF Program type-
Conventional loans-
Original MPF	$1,750	$3,447	$5,197
MPF 100	1,997	3,171	5,168
MPF 125	303	607	910
MPF Plus	8,555	12,665	21,220
Government loans	328	4,890	5,218

Total par value of MPF Loans	$12,933	$24,780	37,713

Agent fees, premium (discount)			211
Loan commitment basis adjustment			(14)
SFAS 133 hedging adjustments			34
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(1)

Total MPF Loans held in portfolio, net			$37,944

[1]	Contractual maturity of 15 years or less.
[2]	Contractual maturity of greater than 15 years.

The par value of MPF Loans purchased or funded by MPF product type were as follows:

	Purchased/Funded
Three months ended September 30,	2007	2006	Change
MPF Product type-
Original MPF	$221	$211	5%
MPF 100	78	77	1%
MPF 125	36	30	20%
MPF Plus	9	29	-69%
Government	28	25	12%

Total par value of MPF Loans purchased/funded	$372	$372	0%

Nine months ended September 30,
MPF Product type-
Original MPF	$591	$551	7%
MPF 100	249	228	9%
MPF 125	121	89	36%
MPF Plus	32	222	-86%
Government	62	91	-32%

Total par value of MPF Loans purchased/funded	$1,055	$1,181	-11%

Our MPF Loan portfolio continues to decrease at approximately a 10% annualized rate as we continue to refocus our business on providing mortgage financing alternatives to our small and medium sized members and we expect this trend to continue.

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

The following tables summarize the results for the Traditional Member Finance segment:

Three months ended September 30,	2007	2006 Restated	Change
Interest income	$686	$636	8%
Interest expense	629	611	3%
Provision for credit losses	-	-	-

Net interest income	57	25	128%
Non-interest income (loss)	5	-	0%
Non-interest expense	14	13	8%
Assessments	12	3	300%

Net Income	$36	$9	300%

Nine months ended September 30,	2007	2006 Restated	Change
Interest income	$1,966	$1,671	18%
Interest expense	1,796	1,576	14%
Provision for credit losses	-	-	-

Net interest income	170	95	79%
Non-interest income (loss)	7	(1)	800%
Non-interest expense	41	40	3%
Assessments	36	14	157%

Net Income	$100	$40	150%

Interest income increased as a result of higher average balances in investments and Federal Funds sold. In addition, average yields for the nine months were 33 basis points higher for Federal Funds sold and 29 basis points for investments compared to the year ago period. Average yields for the third quarter were not up substantially compared to a year ago due to the reduction of interest rates by the Federal Reserve in the third quarter.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Increased interest income was largely offset by our increased funding costs on our consolidated obligations. For the third quarter of 2007, our average rate on long-term consolidated obligation bonds was 4.91% compared to 4.58% for the third quarter 2006. For the nine months to date, the rate for 2007 was 4.80% versus 4.46% for 2006.

In addition, our average rates on short-term consolidated obligation discount notes also increased. The rate for 2007 was 5.20% versus 4.79% for 2006. For the third quarter 2007 our average rate was 5.22% versus 5.01% for 2006.

Non-interest income (loss) is principally comprised of net gains or losses from trading securities and net gains or losses from derivatives and hedging activities. Trading securities are hedged economically with interest rate swaps and the changes in fair value of these swaps are immediately recognized in derivatives and hedging activities. Volatility in market interest rates can significantly impact the fair market values of trading securities to the extent they are not economically hedged. Trading securities increased in fair value during the three and nine months ended September 30, 2007 by $16 million and $8 million as market interest rates decreased from the beginning to the end of these periods. The hedges on trading securities incurred losses of $16 million and $6 million for the three and nine months ended September 30, 2007. These losses offset the gains in fair values on the trading securities.

Traditional Member Finance Segment

Statements of Condition Overview

The following tables summarize the major assets of the Traditional Member Finance segment and detail the breakdown of advances by type:

	September 30, 2007	December 31, 2006 Restated	Change
Advances	$24,531	$26,179	-6%
Investment securities	13,907	15,175	-8%
Federal Funds sold and securities purchased under agreement to resell	14,927	6,470	131%
Other assets	463	490	-6%

Total Assets	$53,828	$48,314	11%

Detail of advances by type-
Fixed-rate	$13,371	$15,105	-11%
Variable-rate	5,321	6,210	-14%
Putable-rate	5,460	4,538	20%
Other advances	346	388	-11%

Total par value of advances	24,498	26,241	-7%
SFAS 133 hedging and other adjustments	33	(62)	153%

Total advances	$24,531	$26,179	-6%

Our advance balance has declined by 6% or $1.6 billion from December 31, 2006 to September 30, 2007. This is in contrast to the FHLB System as a whole which has experienced approximately a 29% increase in advances over the same period. Our advances declined during the period due to paydowns of advances outstanding by two of our largest members acquired by other financial institutions located outside of our district as further described below. However, outstanding advances for our remaining members increased by $1.2 billion or 6% from December 31, 2006 to September 30, 2007.

We believe that we have not experienced a dramatic increase in advances for these remaining members as compared to the FHLB System because our members do not have large mortgage origination platforms nor do they regularly access the capital markets for funding. We cannot predict how our C&D Order may impact our advances business. The potential for delays or denials of capital stock redemptions in connection with membership withdrawals or terminations and the outlook for our future dividend levels may make members reluctant to purchase new capital stock to support larger advance borrowings.

Two of our largest members based on capital stock outstanding and advance borrowings were acquired in the third quarter by financial institutions outside of our district (LaSalle Bank Corporation, parent of our member LaSalle Bank N.A., by Bank of America of Charlotte, NC; and MidAmerica Bank FSB by National City Corporation of Cleveland, OH). LaSalle had $4.4 billion in advances outstanding at December 31, 2006, and has paid down that balance to $2.8 billion as of September 30, 2007. Bank of America or its subsidiaries maintain memberships with the FHLBs of Atlanta, Boston, Indianapolis, New York, San Francisco, and Seattle. At the present time we do not know what impact the LaSalle Bank acquisition will have on its future membership status or advance business with us. MidAmerica had $2.2 billion of advances

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

outstanding at December 31, 2006, and has paid down that balance to $0.9 billion as of September 30, 2007. At this time we do not know what impact the MidAmerica acquisition will have on its future membership status or advance business with us.

If LaSalle or MidAmerica elects to terminate its membership, such terminations could result in a reduction of our capital and any corresponding termination of advances would have an adverse effect on our interest income. The combined advance interest income from these two banks was 5% of our gross interest income from all sources for both the third quarter and the first nine months of 2007. In addition, on a combined basis, these two banks held 14% of our capital stock outstanding as of September 30, 2007. See the discussion under the heading “Risk Factors” on page 45 in this Form 10-Q.

The increase in Federal Funds sold and securities purchased under agreements to resell during 2007 caused our minimum regulatory capital ratio requirement to increase. For a description of our minimum regulatory leverage and other capital requirements see Note 10 on page 16 in this Form 10-Q.

Liquidity, Funding, and Capital

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

Our policy requires overnight liquid assets to be at least equal to 5% of total assets. As of September 30, 2007,

we had overnight liquidity of 27% of total assets, resulting in excess overnight liquidity of $10.5 billion.

The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $14.6 billion as of September 30, 2007.

To support our liquidity on member deposits, Finance Board regulations require us to have an amount at least equal to current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, and/or advances with a maturity not exceeding five years. As of September 30, 2007, we had excess liquidity of $34.2 billion to support member deposits.

In light of our available liquidity under all three liquidity measures, we expect to remain in compliance with our liquidity requirements.

Funding

For details of our consolidated obligations see Note 8 on page 15 and the Average Balances/Net Interest Margin/Rates tables on pages 25 and 26 in this Form 10-Q. For details of the amounts of consolidated obligations outstanding for the entire FHLB system, see Financial Highlights on page 24 in this Form 10-Q.

The following table provides additional information on our consolidated obligation discount notes outstanding as of the dates indicated. Discount notes have terms ranging from one day to one year in length.

	September 30, 2007	December 31, 2006
Weighted average rate at period-end	5.24%	5.04%
Highest outstanding at any month-end	$15,616	$17,238

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Capital

	September 30, 2007		December 31, 2006
	Capital Stock	% of total	Capital Stock Restated	% of total
LaSalle Bank N.A. [1]	$230	9%	$230	9%
One Mortgage Partners Corp. [2]	172	6%	172	7%
MidAmerica Bank, FSB [1]	146	5%	146	6%
M&I Marshall & Isley Bank	135	5%	120	5%
Associated Bank, NA	121	5%	121	5%
All other members	1,868	70%	1,812	68%

Total regulatory capital stock	2,672	100%	2,601	100%

Less MRCS [3]	(19)		(14)

Capital stock	2,653		2,587
Retained earnings	637		619
Accumulated OCI (loss)	(160)		(110)

Total capital	$3,130		$3,096

Total regulatory capital stock	$2,672		$2,601
Designated Amount of subordinated notes [4]	1,000		1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,672		3,601
Retained earnings	637		619

Total regulatory capital plus Designated Amount of subordinated notes	$4,309		$4,220

Voluntary capital stock	$987		$912

As a percent of total	23.0%		21.7%

[1]	LaSalle Bank N.A and MidAmerica Bank, FSB have been acquired by institutions outside our district. See Note 3 on page 9 in this Form 10-Q.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]	Mandatorily redeemable capital stock is recorded as a liability but is included in the calculation of the regulatory capital and leverage ratios.
[4]	For the definition of Designated Amount see Note 9 on page 16 in this Form 10-Q.

The C&D Order provides that all capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless we have received approval of the OS Director of the Finance Board. Also, the C&D Order provides that the OS Director may approve a written request by us for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining our capital adequacy and continued safe and sound operations. We believe that this requirement could result in delays or denials of capital stock redemptions in connection with membership withdrawal or termination. We will not conduct a redemption of voluntary stock during the fourth quarter of 2007, and we are unable to predict when we may announce a voluntary capital stock redemption window.

Capital stock increased since December 31, 2006 primarily due to the statutory requirement that members purchase capital stock equal to the greater of 1% of their mortgage-related assets on their own balance sheets at the most recently available calendar year-end, or 5% of their outstanding advances, subject to minimum purchase requirements.

The other items making up total capital are retained earnings offset by accumulated OCI (loss). Retained earnings increased because of our Retained Earnings & Dividend Policy, as described in further detail below. However, this was more than offset by an increase in accumulated OCI (loss), due primarily to $57 million in gross unrealized losses in our AFS portfolio for the nine months year to date. See Note 5 on page 12 in this Form 10-Q for details.

The mandatorily redeemable capital stock balance as of September 30, 2007 consists of 11 members that have requested voluntary withdrawal of membership or terminated membership due to an out-of-district merger. See Note 10 on page 16 in this Form 10-Q for details.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We redeemed $2.4 million of mandatorily redeemable capital stock in the first nine months of 2007 for merging and withdrawing members. The increase in the amount of our voluntary capital stock outstanding is due to the decline in advances outstanding since the beginning of the year. As members repay advances, capital stock no longer required to support the statutory capital stock requirement becomes voluntary capital stock.

From October 1, 2007 through October 31, 2007, we received four requests for withdrawal from membership and for which we reclassified $6 million of capital stock to mandatorily redeemable capital stock. Prior to the expiration of the six-month notice period for voluntary withdrawals and upon request from merging members, we will submit a request to the OS Director to approve related capital stock redemptions. We cannot predict when or if the OS Director would approve such requests, and believe that the C&D Order could result in delays or denials of capital stock redemptions. See “Risk Factors” on page 45 in this Form 10-Q.

On October 31, 2007 after receiving approval from the OS Director, we redeemed $1.6 million of capital stock at par value of $100 per share in connection with one member’s termination of membership in conjunction with the liquidation of its charter.

Minimum Regulatory Capital Requirements

During 2007 we invested in more short-term assets; as a result, the balance of our non-mortgage assets increased above 11% of our total assets, requiring us to maintain a 4.76% regulatory capital ratio. For a description of our minimum regulatory leverage and other capital requirements see Note 10 on page 16 in this Form 10-Q.

GLB Act Requirements

We are required to implement a new capital plan under the GLB Act. We have previously disclosed that we had delayed implementation of a new capital plan until a time mutually agreed upon between us and the Finance Board. Under the terms of the C&D Order, within 120 days of its effective date, we are required to submit a capital plan to the Finance Board, consistent with the requirements of the GLB Act and Finance Board regulations, along with strategies for implementing the plan. For further discussion of the GLB Act Requirements, see “GLB Act Requirements” on page 51 in our 2006 Form 10-K.

Retained Earnings & Dividends

Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the OS Director. In considering whether to request approval for future dividend declarations, our Board of Directors will consider current earnings, future period income projections and the requirements imposed under our C&D Order. For further discussion of the terms of the C&D Order, see Note 3 on page 9 in this Form 10-Q. Although we currently have in effect a Retained Earnings and Dividend Policy, the policy is subject to our regulatory requirements. For a description of the policy see “Retained Earnings and Dividend Policy” on page 53 in our 2006 Form 10-K.

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

For 2007, the Retained Earnings Dollar Requirement is $35 million and the Dividend Payout Limitation is 80%. We exceeded our required Retained Earnings Dollar Requirement for 2006 by $13 million after taking into account the restatement of our financial statements. See Note 1 on page 7 in this Form 10-Q. We are applying this to our Retained Earnings Dollar Requirement for 2007. We also retained $8 million of earnings from the first six months of 2007 after taking into account the revisions to our 2007 financial statements. Based on third quarter operating results, fourth quarter income projections and the requirements under the C&D Order, our Board decided to retain the full amount of our third quarter net income rather than declaring a dividend on the third quarter results of 2007. As of September 30, 2007, the total amount of retained earnings was $637 million.

We expect that our net income will continue to decrease and under certain circumstances could result in future losses during the fourth quarter of 2007 and in 2008, which in conjunction with the requirements under the C&D Order, could negatively impact our ability to pay future dividends. For a discussion of factors affecting our future net income, see “Overview” on page 27 in this Form 10-Q.

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

Critical Accounting Policies and Estimates

We did not implement any material change to our accounting policies or estimates, nor did we implement any new accounting policy that had a material impact on our results of operations or financial condition, during the quarter ended September 30, 2007. See “Critical Accounting Policies and Estimates” on page 55 in our 2006 Form 10-K. For the impact that recently issued accounting standards will have on our financial statements, see Accounting and Reporting Developments in Note 3 on page 9 in this Form 10-Q.

Risk Management

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and mortgage insurance providers, derivative counterparties, and issuers of investment securities. We have established policies and procedures to limit and help monitor our exposures to credit risk.

We are also subject to certain regulatory limits on the amount of unsecured credit outstanding to any one counterparty or group of affiliated counterparties, based in part on our total regulatory capital. As part of the Finance Board’s actions on April 18, 2006, we were authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital and the Designated Amount of subordinated notes for any period that we are subject to the minimum regulatory capital ratios currently in effect. For further discussion, see Note 10 on page 16 in this Form 10-Q.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Investments

The following table summarizes the carrying value of our investment securities portfolio by type of investment and credit rating:

		Long Term Rating		Short Term Rating
As of September 30, 2007	Government	AAA	AA	A-1 or Higher	Unrated	Total
Non-Mortgage Backed Securities:
Commercial paper	$-	$-	$-	$2,019	$-	$2,019
Government-sponsored enterprises	1,439	-	-	-	-	1,439
Consolidated obligations of other FHLBs	25	-	-	-	-	25
State or local housing agency obligations	-	7	50	-	-	57
Small Business Administration / Small Business Investment Companies	230	-	-	-	-	230

Total non-MBS	1,694	7	50	2,019	-	3,770

Mortgage Backed Securities:
Government-sponsored enterprises	5,084	-	-	-	5	5,089
Government-guaranteed	29	-	-	-	-	29
Privately Issued	-	5,011	-	-	8	5,019
MPF Shared Funding	-	329	11	-	-	340

Total MBS	5,113	5,340	11	-	13	10,477

Total investment Securities September 30, 2007	$6,807	$5,347	$61	$2,019	$13	$14,247

Total investment Securities December 31, 2006	$7,969	$6,130	$65	$1,367	$13	$15,544

We maintain a portfolio of investments for liquidity purposes and to generate additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight and term Federal Funds. Our investment securities portfolios include securities issued by the United States government, United States government agencies, MPF Shared Funding securities, and MBS that are issued by GSEs or that carry the highest ratings from Moody’s, S&P, or Fitch. Securities issued by GSEs are not obligations of, and are not guaranteed by the United States government.

At September 30, 2007 our MBS portfolio included $5 billion in AAA rated, privately issued mortgage backed securities. We classify our privately issued mortgage-backed securities portfolio as prime, non-traditional or sub-prime based upon the asset category of the majority of underlying mortgages collateralizing the security at origination. Sub-prime and non-traditional mortgage loans may suffer from higher delinquencies and greater loss severities than traditional prime mortgages. We have a policy to monitor concentration limits for sub-prime and non-traditional mortgage loans in order to manage this credit risk.

Our investment security portfolio includes $4.9 billion of privately issued AAA/Aaa rated MBS which we classify as subprime and non-traditional. We currently hold one security at an amortized cost of $8 million that was downgraded by S&P in October, 2007. Moody’s rating was unchanged at Aaa but the tranche was put on negative watch. The fair value of the security was $6 million at October 31, 2007. As of October 31, 2007, no other tranches of MBS that we hold have been downgraded from their initial AAA/Aaa rating or put on a credit watch list.

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances, after discounting for liquidation and other risks, to protect against losses. At September 30, 2007 and December 31, 2006, we had a security interest in collateral with an estimated liquidation value in excess of outstanding advances. We have not recorded any allowance for losses on our advances. For further discussion of eligible collateral and our credit risk exposure on advances, see “Advances” on page 60 in our 2006 Form 10-K.

Under our collateral guidelines, members may pledge mortgage loans and MBS that could include sub-prime and non-traditional mortgage loans. For collateral purposes, we define sub-prime mortgage loans as loans originated by a member or its affiliate under a segregated

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Sub-prime Lending Program, as defined by our members’ regulators. Non-traditional mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases.

Based upon a review of the MBS collateral pledged to the Bank and delinquency ratios of our members’ mortgage loan portfolios, we do not believe that the amount of sub-prime and non-traditional mortgage loans and MBS was material compared to the total amount of residential mortgage loan and MBS collateral pledged to us. As part of the credit review process, we may require more collateral or limit or restrict members from pledging sub-prime and non-traditional mortgage loans or sub-prime and non-traditional mortgage MBS as collateral, if we determine that a member has a concentration of them in its pledged collateral.

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

The amount of our MPF Loan portfolio exposed to credit losses not recoverable from third party sources was approximately $29 billion and $31 billion at September 30, 2007 and December 31, 2006. Our actual credit exposure is significantly less than these amounts. The borrower’s equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable.

A significant decline in the value of the underlying property would have to occur before we would be exposed to credit losses on our conventional (non-government) MPF Loans. Our average conventional loan-to-value (“LTV”) ratio at origination was 67% for both September 30, 2007 and December 31, 2006. Furthermore, for those loans with an LTV ratio over 80%, we require PMI. In addition, our conventional MPF Loans had a weighted average FICO® score of 738 and 737 for September 30, 2007 and December 31, 2006. Our conventional MPF Loans have not experienced any appreciable change in the rate of delinquencies 90 days or more, including foreclosures, over the past year. This rate was 0.27% at September 30, 2007, 0.24% at December 31, 2006, and 0.25% at September 30, 2006.

The allowance for loans losses for MPF Loans was $1 million at both September 30, 2007 and December 31, 2006. There have been no material charge-offs or recoveries to the allowance for loan losses during the nine months ended September 30, 2007. See Note 7 on page 15 in this Form 10-Q for details on MPF Loan Portfolio performance.

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

The PFI’s CE Amount (including the SMI policy for MPF Plus) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the Master Commitment to have a rating equivalent to a “AA” rated mortgage-backed security and our initial first loss account (“FLA”) exposure (which is zero for the Original MPF product at origination). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based credit enhancement fees (“CE Fees”) that would otherwise be payable to the PFI but which we expect to retain to recoup FLA losses.

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

The MPF Products were designed to allow for periodic resets of the CE Amount for each Master Commitment because the balance of MPF Loans is reduced over time due to repayment and because credit risk diminishes as LTV ratios decrease with principal repayment and, in most cases, property appreciation. As a result, the amount of credit enhancement necessary to maintain our risk of loss equivalent to the losses of an investor in an “AA” rated mortgage-backed security for any Master Commitment is reduced over time.

Original MPF, MPF 100 and MPF 125 products are initially reset 10 years from the date of the Master Commitment, while the SMI policy for the MPF Plus product is reset after five years and annually thereafter, with any PFI direct CE Amount reset at the same time or starting five years after the date of the Master Commitment. In addition to scheduled resets, a PFI’s CE Amount may be reduced to equal the balance of the MPF Loans in a Master Commitment if the balance of the MPF Loans equals or is less than the CE Amount.

Outstanding MPF Loan balances and current borrower FICO scores are used in resetting CE Amounts. In addition, the MPF Program Methodology incorporates a “House Price Index” and S&P’s Housing Volatility Index which projects future movement in real estate values and adjusts market value decline at the loan level so that after the reset our risk of loss with respect to the related Master Commitments will continue to be equivalent to the losses of an investor in an “AA” rated mortgage-backed security.

For MPF 100, MPF 125 and some MPF Plus Master Commitments, we partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we can either hold additional retained earnings against the related Master Commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the Master Commitment to the equivalent of an “AA” rated mortgage-backed security. We elected to hold $96 million of retained earnings with respect to these Master Commitments at September 30, 2007.

For MPF Plus, the PFI is required to purchase an SMI policy with us as beneficiary as part of the product’s structure. As of September 30, 2007 and December 31, 2006, the outstanding balance of MPF Plus Loans for which the PFIs have obtained SMI coverage was $19 billion and $21 billion. The amount of SMI coverage provided against losses was $437 million at September 30, 2007 and $666 million at December 31, 2006 with the change in coverage due to the resetting of SMI policies, the cancellation of SMI policies for Master Commitments where the outstanding balance of the MPF Loans is less than 10% of the initial funded balance, and the cancellation of the SMI policies effective May 31, 2007 as described on page 39 of our June 30, 2007 Form 10-Q.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks which could negatively impact this portfolio. A summary of the concentration risks are discussed below:

MPF Servicer Concentration – The following table summarizes PFIs that service 10% or more of the total outstanding MPF Loans:

	September 30, 2007		December 31, 2006
Balboa Reinsurance Company [1]	$6,738	19%	$7,563	20%
National City Bank	5,630	16%	6,285	17%
CitiMortgage, Inc.	5,441	16%	6,087	16%
All Others	17,105	49%	17,778	47%

Total MPF Loans par value	$34,914	100%	$37,713	100%

[1]	Balboa is a subsidiary of Countrywide Financial Corp.

We have a concentration risk in connection with the servicers of our MPF Loans. In the event that a servicer stops operating, we may experience a temporary interruption collecting principal and interest until we arrange for a new servicer to assume the servicing for a defaulting servicer.

CE Amount Concentration (excluding SMI) – At September 30, 2007 one PFI (Associated Bank, N. A.) provided 10% or more of the outstanding MPF Loan CE Amount. This PFI had $34 million or 11% of the total MPF

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Loan CE Amount outstanding (excluding any SMI coverage). If this PFI failed to meet its contractual obligation to cover losses under the CE Amount, we may incur increased credit losses depending upon the performance of the related MPF Loans.

SMI Provider Concentration – The following table summarizes insurers that provide 10% or more of the total outstanding SMI:

	September 30, 2007		December 31, 2006
Mortgage Guaranty Insurance Co. (MGIC)	$257	59%	$429	64%
Genworth Mortgage Insurance Corp.	71	16%	78	12%
United Guaranty Residential Insurance Co.	53	12%	n/a	n/a
All Others	56	13%	158	24%

Total Supplemental Mortgage Insurance	$437	100%	$665	100%

n/a = not applicable as amount was less than 10%.

Historically, we have not claimed any losses in excess of the policy deductible against an SMI company. If any of the above SMI providers were to default on their insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses.

We perform a quarterly analysis evaluating the concentration risk with Mortgage Insurance (“MI”) companies. In addition, based on MPF Program requirements, if an MI company’s claims paying ability rating falls below AA-, the PFI will have six months, at its option, to replace SMI policies with coverage from another approved MI company, accept the obligation as its own undertaking, or forego the performance based CE fees.

Fitch analysts have downgraded MGIC’s insurance financial strength to AA and downgraded Radian’s insurance financial strength to AA- with a negative outlook as a result of concerns surrounding their investment in Credit-Based Asset Servicing and Securitization LLC, a New York-based mortgage company which has faced margin calls recently due to its participation in the subprime market.

Geographic Concentration - We have MPF Loans in all 50 states, Washington, D.C., and Puerto Rico. No single zip code represents more than 1% of MPF Loans on our statements of condition. Our largest concentrations of MPF Loans (of 10% or more) were secured by properties located in Wisconsin (20%), Illinois (11%), and California (10%). An overall decline in the economy or the residential real estate market of, or the occurrence of a natural disaster in these states could adversely affect the value of the mortgaged properties and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans.

Wild fires have struck portions of southern California in October, 2007. As of October 31, 2007, we held approximately $1.9 billion of conventional MPF Loans secured by properties located in the areas designated by the Federal Emergency Management Agency (“FEMA”) as disaster areas. We have assessed our potential loss exposure related to the fires and we do not believe that there will be a material loss due to the hazard insurance requirements and credit enhancement structures that are a part of the MPF Program. We have not recorded a provision for credit losses related to the fires.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Our maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery commitments for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit. At September 30, 2007 and December 31, 2006 our maximum credit risk as defined above was $38 million and $41 million.

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

At September 30, 2007 we had two counterparties that accounted for approximately 35% of the total outstanding notional amount of our derivative contracts. At September 30, 2007 we did not have any credit exposure to these counterparties. No other derivative counterparty accounted for greater than 10% of the total outstanding notional amount of our derivative contracts.

The following table summarizes our derivative counterparty credit exposure which is monitored on an individual counterparty basis. Net Exposure after Collateral may not equal the difference between Exposure at Fair Value and Collateral Held because some individual counterparties are over-collateralized.

Counterparty Credit Rating as of September 30, 2007	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$25	$-	$-	$-
AA	25,069	3	-	3
A	19,016	35	34	-
BBB	9	-	-	-
Affiliates [1]—				-
AAA	1,656	-	-	-
AA	5,887	-	-	-
A	-	-	-	-

Total Counterparties	51,662	38	34	3
Member institutions [2]	94	-	-	-

Total derivatives	$51,756	$38	$34	$3

[1]	Affiliates are derivative counterparties who are affiliates of our members.
[2]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.

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

Market Risk Management

The C&D Order requires us to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and within 90 days after the effective date of the C&D Order submit revised policies and procedures to the OS Director for non-objection prior to implementation. In addition, the C&D Order requires us to commission periodic independent reviews of the effectiveness of our market risk management and hedging policies, procedures and practices.

We are addressing these issues and intend to fully comply with the requirements of the C&D Order. At this time we can not predict what effect, if any, possible revisions to our risk management policies, procedures, and practices may have on future operating results.

Market risk is the potential for loss due to market value changes in financial instruments we hold. Interest rate risk is a critical component of market risk. We are exposed to interest rate risk primarily from the effect of interest rate changes on our interest-earning assets and our funding sources which finance these assets. Mortgage-related assets are the predominant sources of interest rate risk in our market risk profile. Those assets include MPF Loans and mortgage-backed securities. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our revenue, net interest margin and average maturity of our interest-earning assets and funding sources. See “Market Risk Management” on page 69 in our 2006 Form 10-K for further discussion.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the estimated change in fair value of equity given hypothetical instantaneous parallel shifts in the yield curve.

Interest Rate Change	Fair Value Change as of:
	September 30, 2007	December 31, 2006
-2.00%	-5.5%	-4.8%
-1.00%	-1.8%	-0.7%
-0.50%	-0.3%	0.8%
Base	0.0%	0.0%
+0.50%	-0.1%	-2.0%
+1.00%	0.9%	-3.2%
+2.00%	9.9%	-3.6%

The estimated change in fair value is driven by changes in duration, which is the exposure to changes in interest rate levels, and convexity, which measures duration changes as a function of interest rate changes. The duration and convexity profiles across positive interest rate shifts has improved since December 31, 2006, resulting in more favorable outcomes in the estimated changes in the fair value of equity. As shown in the above table, all positive parallel interest rate scenarios produce either smaller losses, larger gains, or, in the cases of the +1.00% and +2.00% parallel interest rate shifts, gains where previously losses were projected. However, the profile for negative parallel interest rate changes has worsened since December 31, 2006. As shown in the above table, all negative parallel interest rate scenarios produce either larger losses, or in the case of the -0.50% parallel interest rate shift, a loss where previously a gain was projected.

This sensitivity analysis is limited in that it captures only changes in duration and convexity. Other risk exposures, such as option volatility, non-parallel changes in the yield curve, and changes in spreads are not incorporated into the analysis. The sensitivity analysis only reflects a particular point in time. It does not incorporate changes in the relationship of one interest rate index versus another. As with all models, it is subject to the accuracy of the assumptions used, including prepayment forecasts and discount rates. It does not incorporate other factors that would impact our overall financial performance. Lastly, not all changes in fair value would impact current or future period earnings. Significant portions of the assets and liabilities on the statements of condition are not held at fair value.

12-Month Average Duration Gap

Duration gap is calculated by aggregating the dollar duration of all assets, liabilities and derivatives, and dividing that amount by the total fair value of assets. Dollar duration is the result of multiplying the fair value of an instrument by its duration. Duration gap is expressed in months and determines the sensitivity of assets, liabilities, and derivatives to interest rate changes. A positive duration gap indicates that the portfolio has exposure to a market value loss in a rising interest rate environment, whereas a negative duration gap indicates the portfolio has exposure to a market value loss in a falling interest rate environment.

The 12-month average duration gap is calculated based upon 12 consecutive month-end observations of duration gap for the periods ending on the dates shown. The following table presents our 12-month rolling average duration gap and calculated duration gap at September 30, 2007 and December 31, 2006.

Portfolio Duration Gap (in months)	September 30, 2007	December 31, 2006
Actual as of date shown	0.0	0.9
12-month rolling average	0.5	0.5

Duration of Equity

Duration of equity measures the impact of interest rate changes on the value of equity. It is calculated using the net interest rate sensitivity of the portfolio to selected parallel interest rate shifts (change in market value of equity) and dividing that amount by the total fair value of equity. Duration of equity is reported in years.

Finance Board policy requires that we maintain our duration of equity within ±5 years at current interest rate levels (Base). Additionally, we must maintain our duration of equity within ±7 years, assuming an instantaneous parallel increase or decrease in interest rates of 2%. Our approach to managing interest rate risk is to maintain duration of equity within these limits by utilizing economic and SFAS 133 hedges as opposed to taking a specific duration position based on forecasted interest rates.

The table below shows our exposure to interest rate risk in terms of duration of equity.

Interest Rate Change	Duration of Equity (in years) as of
	September 30, 2007	December 31, 2006 [1]
-2.00%	3.4	1.4
Base	0.2	3.1
+2.00%	-4.8	0.0

We perform an attribution analysis to take a retrospective look at the changes in fair values of our financial assets, liabilities and equity and determine the individual impact that results from changes in duration, convexity, curve, volatility, spread and other factors. As of September 30, 2007, we had a market value deficit of $1.7 billion, whereas as of December 31, 2006, we had a market value deficit of $1.2 billion. The ratio of market value to book value of equity also declined over this period from 63% to 46%. The increase in the deficit is due to adverse spread movements on the MPF Loan, advance, mortgage-related investment and debt portfolios.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We currently manage the market value changes due to duration, convexity and volatility by using derivatives and/or callable debt, but we do not manage the market value changes due to changes in spread.

See Note 14 on page 20 in this Form 10-Q for further details on market value changes.

Derivatives

See Note 12 on page 18 in this Form 10-Q for details regarding the nature of our derivative and hedging activities, in addition to the instruments used on assets and liabilities being hedged.

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

Internal Control over Financial Reporting

We have evaluated the cause of the accounting error related to long-haul fair value hedges as described in Note 1 on page 7 in this Form 10-Q and the current control environment. The current control design identified the error that occurred in the accounting for these transactions in prior accounting periods and the cumulative effect of these errors did not become material until the current accounting period. For new and existing hedge relationships that have an initial present value at other than par, we have implemented a process to make adjustments to isolate the change in value due to only changes in the hedged risk and amortize the appropriate amounts in each period consistent with our policy.

For the third quarter of 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

This item should be read in conjunction with the risk factors set forth in our June 30, 2007 Form 10-Q and 2006 Form 10-K.

We entered into a consensual cease and desist order (“C&D Order”) with the Finance Board which may negatively impact our members’ ability to redeem capital stock and negatively affect our future dividend levels and financial condition. Under limited circumstances a member could receive less than par value when redeeming capital stock upon membership withdrawal.

At the request of the Finance Board, on October 10, 2007, we entered into a C&D Order with the Finance Board. Under the terms of the C&D Order, all capital stock repurchases and redemptions, including both voluntary capital stock redemptions and redemptions upon membership withdrawal or other termination, are prohibited unless we have received approval of the OS Director of the Finance Board. The C&D Order provides that the OS Director may approve a written request by us for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations. We believe that this requirement could result in delays or denials of capital stock redemptions in connection with membership withdrawal or termination. In addition, this requirement may reduce demand for our advance products or increase the number of membership withdrawals and related capital stock redemption requests which may adversely affect our results of operations and financial condition.

If the Finance Board were to approve our request for redemption of a member’s capital stock, the member could receive less than par value of its capital stock under limited circumstances. This could occur if a member were to withdraw from or otherwise terminate its membership at a time that the Finance Board determines that our capital stock is or is likely to be impaired as a result of losses in or the depreciation of our assets which may not be recoverable in future periods. On order of the Finance Board we would be required to withhold from the amount to be paid to the withdrawing member for the redemption of its capital stock a pro rata share of such impairment as determined by the Finance Board. At this time, the Finance Board has not made such a determination.

The C&D Order also provides that our dividend declarations are subject to the prior written approval of the OS Director. While future dividend recommendations will depend principally on future operating results, there can be no assurance that the Finance Board will approve such recommendations. We believe that future earnings pressures and the impacts of the C&D Order could negatively impact our ability to pay future dividends. If we decrease dividend levels or do not pay dividends, we may experience increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

The C&D Order also requires us to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and submit revised policies and procedures to the OS Director for non-objection prior to implementation. We are unable to predict how revised risk management policies may impact our financial performance.

In addition, the C&D Order requires us to submit a capital plan and strategies to the Finance Board outlining our conversion to a capital structure consistent with the requirements of the GLB Act. The GLB Act authorizes us to have two classes of capital stock. Class A capital stock is conditionally redeemable on six months’ written notice from the member and Class B capital stock is conditionally redeemable on five years’ written notice from the member. We expect that implementation of a new capital plan will change our members’ rights as shareholders. For example, to the extent that we implement a capital plan requiring members to hold Class B stock, a member’s current capital stock may be converted to Class B capital stock imposing a five year waiting period after notice of withdrawal from a six month waiting period after notice of withdrawal under our current capital rules.

We expect to incur increased operating costs in complying with the requirements of the C&D Order. For example, the C&D Order requires us to commission periodic independent reviews of the effectiveness of our market risk management and hedging policies, procedures and practices, which could result in increased costs.

Given the current challenges in our operating environment related to future income projections, the C&D order and the possibility of a merger with the FHLB of Dallas, it may be difficult for us to retain key employees.

Employee retention may be difficult given the current challenges in our operating environment. The impacts of

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

our plans to reduce our non-interest expenses and staffing levels in 2008, employee concerns related to the C&D Order and the possibility of a merger with the FHLB of Dallas may impede our retention efforts. If, despite our retention efforts, key employees resign because of issues relating to the uncertainty of their current or future roles with the Bank or a combined institution, our ability to operate our business could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Separation Agreement and General Release of Claims by and between the Federal Home Loan Bank of Chicago and Gnanesh Coomaraswamy, as of August 20, 2007

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

Federal Home Loan Bank of Chicago

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago

/s/ J. Mikesell Thomas
By: J. Mikesell Thomas
Title: President and Chief Executive Officer
Date: November 14, 2007	(Principal Executive Officer)

/s/ Roger D. Lundstrom
By: Roger D. Lundstrom
Title: Executive Vice President - Financial Information
Date: November 14, 2007	(Principal Financial Officer and Principal Accounting Officer)

S-1