Form 10-K
period 2007-12-31
Federal Home Loan Bank of Chicago
filed 2008-03-19
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐            Accelerated Filer ☐            Non-accelerated filer ☒            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate par value of capital stock held by non-affiliates of the registrant was approximately $2,655,735,936 as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2007. The registrant’s capital stock is not publicly traded, so there is no market value.

There were 26,977,851 shares of registrant’s capital stock outstanding as of February 29, 2008.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

PART I

Item 1.	Business.

Where to Find More Information

The Federal Home Loan Bank of Chicago 1 maintains a website located at www.fhlbc.com where we make available our financial statements and other information regarding the Bank free of charge. We are required to file with the Securities and Exchange Commission (“SEC”) an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website that contains these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. Information on these websites, or that can be accessed through these websites, does not constitute a part of this annual report.

A glossary of key terms can be found on page 96 of this annual report on Form 10-K.

Introduction

The Bank is a federally chartered corporation and one of 12 Federal Home Loan Banks (the “FHLBs”) that with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (“FHLB Act”), in order to improve the availability of funds to support home ownership. Each FHLB operates as a separate entity with its own management, employees and board of directors.

Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. We are supervised and regulated by the Finance Board, which is an independent federal agency in the executive branch of the United States government. At the request of the Finance Board, on October 10, 2007, we entered into a consensual cease and desist order (“C&D Order”) with the Finance Board. See Regulatory Developments on page 15.

[1]	Unless otherwise specified, references to “we,” “us,” “our” and “the Bank” are to the Federal Home Loan Bank of Chicago.

As a cooperative, only members and former members (under limited circumstances) may own our capital stock and receive dividends on their investments in our capital stock. All federally-insured depository institutions, insurance companies engaged in residential housing finance, and credit unions located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership, and our capital stock is not publicly traded.

As of December 31, 2007, we had 337 full time and 6 part time employees.

Mission Statement

Our mission is to deliver value to our members, and promote and support their growth and success, by providing:

•	highly reliable liquidity;

•	secured advances, wholesale mortgage financing, and other products and services designed to meet members’ needs; and

•	direct financial support for members’ affordable housing and community investment programs.

Business Overview

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Membership Trends

The following tables show the outstanding advances, capital stock holdings, and the geographic locations of our members by type of institution and includes 12 members as of December 31, 2007 that have indicated their intention to withdraw from membership pending a six month notice period or merge with out-of-district institutions with capital stock redemption subject to approval by the Finance Board:

December 31, 2007	Number of Institutions			Percent of Total
	Illinois	Wisconsin	Total
Commercial banks	440	224	664	79%
Thrifts	91	35	126	15%
Credit unions	17	22	39	5%
Insurance companies	9	3	12	1%

Total	557	284	841	100%

December 31, 2006
Commercial banks	450	228	678	79%
Thrifts	93	36	129	15%
Credit unions	16	21	37	4%
Insurance companies	10	4	14	2%

Total	569	289	858	100%

December 31, 2007	Advances		Capital Stock
Commercial banks	$20,325		$1,687
Thrifts	7,406		695
Credit unions	633		119
Insurance companies	1,681		182

Total at par	$30,045		$2,683
Adjustments	176	[1]	$(22	) [2]

Balance on the statement of condition	$30,221		$2,661

December 31, 2006
Commercial banks	$16,638		$1,620
Thrifts	7,648		681
Credit unions	332		118
Insurance companies	1,623		182

Total at par	$26,241		$2,601
Adjustments	(62	) [1]	(14	) [2]

Balance on the statement of condition	$26,179		$2,587

[1]	SFAS 133 hedging adjustments.
[2]	SFAS 150 adjustment for mandatorily redeemable capital stock reclassified as a liability on the statements of condition.

The following table shows the concentration of our members by asset size:

December 31,	2007	2006
Member Asset Size:
Less than $100 million	37%	39%
$100 million to $1 billion	57%	55%
Excess of $1 billion	6%	6%

Total	100%	100%

On a net basis, our membership declined by 17 financial institutions during 2007. We lost 25 members due to mergers, of which 17 members merged with other financial institutions located within our membership district of Illinois and Wisconsin and 8 members were acquired by institutions located outside of our district. In addition, three members withdrew from membership in 2007 while we accepted 11 new members. From January 1, 2008 through February 29, 2008, we received notice of four out-of-district mergers, including MidAmerica Bank, FSB, and one withdrawal of membership whereby we reclassified $157 million of capital stock to mandatorily redeemable capital stock during this time period.

On October 1, 2007, Bank of America completed its purchase of LaSalle Bank Corporation, parent of our member LaSalle Bank N.A. Bank of America, which is headquartered outside of our district in Charlotte, North Carolina, or its subsidiaries maintain memberships with the FHLBs of Atlanta, Boston, Indianapolis, New York, San Francisco, and Seattle. Since the acquisition, LaSalle has maintained an active relationship with us. However, we cannot predict if Bank of America will maintain LaSalle’s business, charter or membership with us.

MidAmerica Bank FSB became ineligible for membership with us due to an out-of-district merger with National City Bank, effective February 9, 2008. As a result, we reclassified $146 million of capital stock to mandatorily redeemable capital stock. Prior to redeeming its capital stock, Mid America will need to satisfy all of its outstanding obligations to us, including payment of its outstanding $2.4 billion of advances that mature in various terms ranging from 1 week to 3.4 years.

For discussion of how recent regulatory actions affect redemption of our capital stock and may impact future membership trends, see Consent Cease and Desist Order on page 15 and Risk Factors on page 16.

For 2007 and 2006, we had 722 and 735 members which have used advances, the MPF Program, or other credit products at any point during the year, representing 86% of our total membership for both periods.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Business Segments

We manage our operations by grouping products and services within two operating segments. The measure of profit or loss and total assets for each segment is contained in Operating Segment Results on page 40. These operating segments are:

•

The Traditional Member Finance segment which includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments, and deposit products.

•	The MPF segment which includes primarily MPF Loans and MPF Shared Funding® investment securities.

Traditional Member Finance Segment

Advances

Our advances to members:

•	support residential mortgages held in member portfolios;

•	serve as a funding source;

•	provide members with asset-liability management capabilities;

•	provide interim funding for those members that choose to sell or securitize their mortgages;

•	support important housing markets, including those focused on very low-, low-, and moderate-income households; and

•	provide funds to member community financial institutions (“CFI”) for secured loans to small businesses, small farms, and small agri-businesses.

We are permitted to make advances to non-member eligible housing associates pursuant to the FHLB Act, if they are mortgagees approved under Title II of the National Housing Act who meet certain other requirements. At December 31, 2007 and 2006, we did not have any advances outstanding to non-member housing associates.

We make secured, fixed- or floating-rate advances to our members. Advances are secured by mortgages and other collateral that our members pledge. We determine the maximum amount and term of advances we will lend to a member as follows:

•	we assess the member’s creditworthiness and financial condition;

•	we value the collateral pledged to us; and

•	we conduct periodic collateral reviews to establish the amount we will lend against each collateral type.

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Credit Risk – Advances on page 60.

We offer a variety of fixed - and adjustable-rate advances, with maturities ranging from one day to 30 years. Examples of standard advance structures include the following:

•	Fixed-Rate Advances: Fixed-rate advances have maturities from one day to 30 years.

•

Variable-Rate Advances:  Variable-rate advances include advances which have interest rates that reset periodically at a fixed spread to LIBOR, Federal Funds or some other index. Depending upon the type of advance selected, the member may have an interest-rate cap on the advance, which may limit the rate of interest the member would have to pay.

•

Putable Advances:  We issue putable, fixed-rate advances in which we have the right to exercise a put option, in whole or in part, after a predefined lockout date, at par, upon five business days notice. In the event that we exercise the put option, the related advance is extinguished through one of the following options: (1) repayment by the member, (2) replacement with our funding, offered to the member subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest), (3) in the absence of any action by the member, replacement by an open-line advance, subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest), or (4) other settlement if replacement funding is not available pursuant to the terms of our credit policy.

•

Other Advances:  (1) Open-line advances are designed to provide flexible funding to meet our members’ daily liquidity needs and may be drawn for one day. These advances are automatically renewed. Rates are set daily after the close of business. (2) Fixed amortizing advances have maturities that range from one year to 15 years, with the principal repaid over the term of the advances monthly, quarterly or semi-annually.

Investments

We maintain a portfolio of investments, for liquidity purposes, to manage capital stock redemptions, and to provide additional earnings. To ensure the availability of funds to meet

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

member credit needs, we maintain a portfolio of short-term liquid assets, principally Federal Funds sold and commercial paper entered into with highly rated institutions. Our longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, and mortgage-backed securities (“MBS”) that are issued by GSEs or that carry the highest ratings from Moody’s Investors Service (“Moody’s”), Standard and Poor’s Rating Service (“S&P”), or Fitch Ratings, Inc. (“Fitch”) at the time of purchase. Securities issued by GSEs are not guaranteed by the United States government.

The long-term investment securities portfolio provides us with higher returns than those available from shorter term investments. It is not our practice to purchase investment securities issued directly by members or their affiliates. However, we may purchase investment securities issued by affiliates of members in the secondary market through a third party at arm’s length.

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

•

whole mortgages or other whole loans, other than, (1) those acquired under our MPF Program, (2) certain investments targeted to low-income persons or communities, (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”), (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and, (5) certain foreign housing loans authorized under the FHLB Act; and

•	non-United States dollar-denominated securities.

The Finance Board’s Financial Management Policy also prohibits us from purchasing:

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

The Finance Board’s Financial Management Policy further limits our investment in MBS and related investments by requiring that the total carrying value of our MBS and related investments not exceed 300% of our previous month-end “regulatory capital” on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. We are permitted to include a Designated Amount of the outstanding principal balance of our subordinated notes in the calculation of our MBS and investments’ limitation as more fully described in Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock. However, we are subject to an overall cap on MBS and related investments so that such investments may not exceed $13.563 billion. At December 31, 2007, those investments, excluding MPF Shared Funding® securities, were $9.7 billion or 224% of regulatory capital and Designated Amount of subordinated notes.

Other Mission-Related Community Investment Cash Advance Programs

We assist members in meeting their Community Reinvestment Act responsibilities through a variety of specialized programs. These programs:

•	provide direct and indirect support for housing and community economic development lending programs;

•	are designed to ensure that communities throughout our district are safe and desirable places to work and live; and

•

provide members access to grants and reduced interest rate advances to help them provide funds for affordable rental and owner-occupied housing, small business, and other economic development projects that benefit very low, low, and moderate income individuals, households, and neighborhoods.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Outlined below is a more detailed description of our mission-related programs that we administer and fund:

•

Affordable Housing Program (“AHP”) – We offer AHP subsidies in the form of direct grants to members in partnership with community sponsors to stimulate affordable rental and homeownership opportunities for households with incomes at or below 80% of the area’s median income, adjusted for family size. AHP subsidies can be used to fund housing acquisition, rehabilitation, and new construction or to cover down payment and closing costs. This program is funded each year with approximately 10% of our income before assessments.

We awarded AHP competitive subsidies totaling $20 million and $26 million for the years ended December 31, 2007 and 2006, for projects designed to provide housing to 4,498 and 5,426 households. In 2007, these subsidies were awarded semi-annually in the second and fourth quarters. In 2008, these subsidies will be awarded in the third quarter. Amounts accrued, but not awarded, are recorded as a liability on our statements of condition.

The Downpayment Plus® Program (part of the AHP), in partnership with our members, assists primarily first-time home buyers with down payment and closing cost requirements. During the years ended December 31, 2007 and 2006, in addition to the AHP competitive subsidies, $7 million and $11 million were awarded to Downpayment Plus to assist 1,471 and 2,240 very low-, low-, and moderate-income homebuyers.

•

Community Investment Program (“CIP”)/Community Economic Development Advance (“CEDA”) Program – We offer two programs where members may apply for advances to support affordable housing development or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, new roads and bridges, agriculture and farm activities, public facilities and infrastructure, and small businesses. For the years ended December 31, 2007 and 2006, we had $1.7 billion and $2.0 billion, respectively, in advances outstanding under the CIP and CEDA programs.

Derivative Activities with Members

We provide smaller members access to the derivatives market by entering into interest rate derivatives directly with them. We enter into offsetting interest rate derivatives with non-member counterparties in cases where we are not using the interest rate derivatives for our own hedging purposes. See Note 22 – Derivatives and Hedging Activities for a discussion of our use of interest rate derivatives as part of our interest rate risk management and hedging strategies.

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, or other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see Liquidity on page 44.

Standby Letters of Credit

We provide members with standby letters of credit to support their obligations to third parties. Members may use standby letters of credit to facilitate residential housing finance and community lending or for liquidity and asset-liability management purposes. Our underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. For a description of our standby letters of credit see Off-Balance Sheet Arrangements on page 53.

Competition

We compete with other suppliers of both secured and unsecured wholesale funding. Demand for our advances is primarily affected by the cost of other available sources of liquidity for our members, including our members’ customer deposits. Other suppliers of wholesale funding include investment banks, commercial banks, and other FHLBs when our members’ affiliated institutions are members of other FHLBs. Under the FHLB Act and Finance Board regulations, affiliated institutions in different FHLB districts may be members of different FHLBs.

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

The availability of alternative funding sources influences the demand for our advances and can vary as a result of a number of factors, such as market conditions, products, members’ creditworthiness, and availability of collateral. We

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

compete for advances on the basis of the total cost of our products to our members (which includes the rates we charge as well as any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members’ specific requests on a timely basis.

Mortgage Partnership Finance® Segment

Introduction

We developed the MPF® Program to allow us to invest in mortgages, which helps fulfill our housing mission, diversifies our assets beyond our Traditional Member Finance segment, and provides an additional source of liquidity to our members. The MPF Program is a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from or through PFIs, and in some cases, we have purchased participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”). MPF Loans are conforming conventional and Government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in such mortgage loans.

MPF Program Design

We have entered into agreements with other participating FHLBs under which we and they (“MPF Banks”) acquire MPF Loans from their member PFIs and we provide programmatic and operational support in our role as “MPF Provider.” The MPF Program is designed to allocate the risks of MPF Loans among the MPF Banks and PFIs and to take advantage of their respective strengths in managing these risks. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF Loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF Loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. The MPF Banks are responsible for managing the interest rate risk, prepayment risk, and liquidity risk associated with owning MPF Loans.

Finance Board regulations define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBs. In order for conventional MPF Loans to meet the AMA requirements, we developed different MPF Loan products for sharing the credit risk associated with MPF Loans with PFIs. MPF Government Loans also qualify as AMA and are insured or guaranteed by one of the following government agencies: the Federal Housing Administration (“FHA”); the Department of Veterans Affairs (“VA”); the Rural Housing Service of the Department of Agriculture (“RHS”); or Department of Housing and Urban Development (“ HUD”).

PFIs may currently choose from five MPF Loan products. Four of these products (Original MPF, MPF 125, MPF Plus, and MPF Government) are closed loan products in which we purchase loans that have been acquired or have already been closed by the PFI with its own funds. However, under the MPF 100 product, we “table fund” MPF Loans; that is, we provide the funds for the PFI as our agent to make the MPF Loan to the borrower. The PFI performs all the traditional retail loan origination functions under this and all other MPF products. With respect to the MPF 100 product, we are considered the originator of the MPF Loan for accounting purposes since the PFI is acting as our agent when originating the MPF Loan.

Participation of other FHLBs

The current MPF Banks are the FHLBs of: Atlanta, Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, San Francisco, and Topeka. The FHLB of San Francisco ceased offering new master commitments to its PFIs in October 2006 and its agreement with us was terminated effective January 4, 2008, although the agreement continues to apply to its existing portfolio of MPF Loans. Our agreement with the FHLB of Atlanta was terminated effective February 4, 2008, although the agreement continues to apply to its MPF Loans acquired under master commitments executed prior to February 4, 2008. Because our revenues from MPF transaction processing services paid by the FHLB of Atlanta will take several years to materially decrease and those paid by the FHLB of San Francisco are not significant, these terminations will not have a material effect on our MPF business or operations.

MPF Banks generally acquire whole loans from their respective PFIs but may also acquire them from a member PFI of another MPF Bank with permission of the PFI’s respective MPF Bank. Alternatively, MPF Banks may acquire participations from another MPF Bank.

In connection with our business strategy to reduce our on-balance sheet MPF Loan portfolio, we no longer enter into agreements to purchase participation interests in new master commitments from other FHLBs, and in 2007 we completed our obligations to purchase participation interests under existing agreements. We continue to purchase MPF Loans directly from PFIs of the FHLB of Dallas and pay the FHLB of Dallas a fee for acting as our marketing agent. We capitalize this fee as part of the acquisition cost of the MPF Loans and amortize it over the contractual life.

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

We publish and maintain the MPF Origination Guide and MPF Servicing Guide (together, “MPF Guides”), which detail the requirements PFIs must follow in originating or selling and servicing MPF Loans. We maintain the infrastructure through which MPF Banks may fund or purchase MPF Loans through their PFIs. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® website. In exchange for providing these services, we receive a fee from the other MPF Banks.

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

PFI Responsibilities

For conventional MPF Loan products, PFIs assume or retain a portion of the credit risk on the MPF Loans we fund or purchase by providing credit enhancement (“CE Amount”) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance (“SMI”). The PFI’s CE Amount covers losses for MPF Loans under a master commitment in excess of the MPF Bank’s first loss account (“FLA”). The FLA is a memo account used to track the MPF Bank’s exposure to losses until the CE Amount is available to cover losses. PFIs are paid a credit enhancement fee (“CE Fee”) for managing credit risk and in some instances, all or a portion of the CE Fee may be performance based. See MPF Loans Credit Enhancement Structure for a detailed discussion of the credit enhancement and risk sharing arrangements for the MPF Program on page 62.

PFIs are required to comply with the MPF Program policies contained in the MPF Guides which include eligibility requirements for PFIs; anti-predatory lending policies; loan eligibility and underwriting requirements; loan documentation; and custodian requirements. The MPF Guides also detail the PFI’s servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

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

Mortgage Standards

PFIs are required to deliver mortgage loans that meet the underwriting and eligibility requirements in the MPF Guides, which may be amended for individual PFIs by waivers that exempt a PFI from complying with specified provisions of the MPF Guides. PFIs may utilize an approved automated underwriting system or underwrite MPF Loans manually. The current underwriting and eligibility guidelines in the MPF Guides with respect to MPF Loans are broadly summarized as follows:

•

Mortgage characteristics.  MPF Loans must be qualifying 5-year to 30-year conforming conventional or Government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single unit second homes. Conforming loan size, which is established annually, as required by Finance Board regulations, may not exceed the loan limits permitted to be set by the Office of Federal Housing Enterprise Oversight (“OFHEO”) each year. Condominium,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

planned unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower).

•

Loan-to-Value Ratio and Primary Mortgage Insurance.   The maximum loan-to-value ratio (“LTV”) for conventional MPF Loans must not exceed 95%, though an MPF Bank’s AHP mortgage loans may have LTVs up to 100% (but may not exceed 105% total LTV, which compares the property value to the total amount of all mortgage loans outstanding against a property). Government MPF Loans may not exceed the LTV limits set by the applicable government agency. Conventional MPF Loans with LTVs greater than 80% require certain amounts of primary mortgage insurance (“PMI”) from a mortgage guaranty insurance (“MI”) company rated at least “AA” or “Aa” and acceptable for use in S&P’s LEVELS® modeling software, which calculates the PFI’s required CE Amount for MPF Loans.

•

Documentation and Compliance with Applicable Law.   The mortgage documents and mortgage transaction must comply with all applicable laws, and mortgage loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments.

•

Ineligible Mortgage Loans.  The following types of mortgage loans are not eligible for delivery under the MPF Program: (1) mortgage loans which must be excluded from securities rated by S&P (2) mortgage loans not meeting the MPF Program eligibility requirements as set forth in the MPF Guides and agreements; (3) mortgage loans that are classified as high cost, high rate, high risk, or Home Ownership and Equity Protection Act loans, or loans in similar categories defined under predatory lending or abusive lending laws; and (4) subprime or non-traditional mortgage loans.

MPF Loan Delivery Process

Outlined below is the MPF Loan delivery process:

•

The PFI enters into a best efforts master commitment with its MPF Bank in order to deliver mortgage loans under the MPF Program. The master commitment provides the general terms under which the PFI will deliver mortgage loans to an MPF Bank, including a maximum loan delivery amount, maximum credit enhancement obligation and expiration date.

•	PFIs may then request one or more mandatory funding or purchase delivery commitments to sell or originate eligible mortgage loans.

•

Each MPF Loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the delivery commitment or it will be rejected by us as MPF Provider.

•	Each MPF Loan under a delivery commitment is linked to a master commitment so that the cumulative CE Amount can be determined for each master commitment.

•	The sum of MPF Loans delivered by the PFI under a specific delivery commitment cannot exceed the amount specified in the delivery commitment without the assessment of a price adjustment fee.

•

Delivery commitments that are not fully funded by their expiration dates are subject to pair-off or extension fees. Pair-off fees are charged to a PFI for failing to deliver the amount of loans specified in a delivery commitment, and extension fees are charged to a PFI for extending the time deadline to deliver loans on a delivery commitment. Such fees are designed to protect the MPF Bank against changes in market prices.

•

Once an MPF Loan is funded or purchased, the PFI must deliver a qualifying promissory note and certain other required documents to the designated custodian. The designated custodian reports to the MPF Provider whether the documentation package matches the funding information transmitted to the MPF Provider and otherwise meets MPF Program requirements.

Quality Assurance Process

In our role as MPF Provider, we conduct an initial quality assurance review of a selected sample of conventional MPF Loans from each PFI’s initial MPF Loan delivery. We do not currently conduct quality assurance reviews of MPF Government Loans. Subsequently, we perform periodic reviews of a sample of conventional MPF Loans to determine whether the reviewed MPF Loans complied with the MPF Program requirements at the time of acquisition.

•

Any exception that indicates a negative trend in compliance is discussed with the PFI and can result in the suspension or termination of a PFI’s ability to deliver new MPF Loans if the concern is not adequately addressed.

•

When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, including servicing breaches, applicable law, or terms of mortgage documents, the PFI may be required to provide an indemnification covering related losses or to

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

repurchase the MPF Loans which are impacted by such failure if it cannot be cured.

See Mortgage Partnership Finance Segment – Results of Operations on page 41 for further discussion of 2007 and 2006 repurchases.

MPF Products

A variety of MPF Loan products have been developed to meet the differing needs of PFIs. There are currently five MPF products that PFIs may choose from: Original MPF,

MPF 100, MPF 125, MPF Plus, and MPF Government. The products have different risk sharing characteristics depending upon the amount of the FLA, the CE Amount, and whether the CE Fees are fixed, performance based, or both.

Our Native American Mortgage Purchase Program, under which we purchased HUD guaranteed mortgage loans to Native Americans made by our Wisconsin members, and which had been in our Traditional Member Finance Segment, was incorporated into the MPF Government product in 2007.

The table below provides a comparison of the MPF products.

MPF Product Comparison Table

Product Name	MPF Bank FLA	PFI Credit Enhancement Size Description	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [1]	Servicing Fee retained by PFI
Original MPF	3 to 6 basis points/added each year based on the unpaid balance	Equivalent to “AA”	7 to 11 basis points/year – paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year – paid monthly; performance based after 2 or 3 years	Yes – After first 2 to 3 years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year – paid monthly; performance based	Yes	25 basis points/year

MPF Plus	An agreed upon amount not less than expected losses	0-20 bps after FLA and SMI to “AA”	13-14 basis points/year in total, with a varying split between performance based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year

MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year [2]
[1]	Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.
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

See MPF Loans Credit Enhancement Structure on page 62 for a detailed discussion of the credit enhancement and risk sharing arrangements of the various MPF products.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

MPF Loan Participations

During the fourth quarter of 2007, we completed the purchase of participations from other FHLBs and are no longer purchasing participation interests. At December 31, 2007, 55.4% of the total par value of MPF Loans we own represents participations acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the participation percentages in MPF Loans may vary by each master commitment, by agreement of the MPF Bank selling the participation interests (the “Owner Bank”), us, in our role as MPF Provider, and other MPF Banks purchasing a participation interest.

The Owner Bank is responsible for the following:

•	evaluating and monitoring the creditworthiness of each PFI;

•	reporting to any participant MPF Bank initially, and at least annually thereafter on the creditworthiness of the PFI;

•	ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI’s CE Amount; and

•	enforcing the PFI’s obligations under its PFI Agreement.

The risk sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

•	each pays its respective pro rata share of each MPF Loan acquired under a delivery commitment and related master commitment based upon a specified participation percentage;

•

each receives its respective pro rata share of principal and interest payments and is responsible for CE Fees based upon its participation percentage for each MPF Loan under the related delivery commitment, and for the Original MPF product, each is responsible for monthly allocations to the FLA based upon the unpaid principal balance of, and its participation percentage for each MPF Loan;

•

each is responsible for its respective pro rata share of FLA exposure and losses incurred with respect to the master commitment based upon the overall risk sharing percentage for the master commitment, except that for the Original MPF product, each shares in exposure to loss based on its respective percentage of the FLA at the time the loss is allocated; and

•	each may economically hedge its share of delivery commitments as they are issued under a master commitment.

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

The arrangement is slightly different for the Original MPF product because each MPF Bank’s participation percentage in the FLA is based upon its share of each MPF Loan as the FLA increases over time. If the participation percentage never changes over the life of a master commitment, then the risk of loss is based on the MPF Bank’s respective investment percentage in the master commitment. If the percentage participations differ for various MPF Loans, each MPF Bank’s percentage of the FLA will be impacted by those differences because MPF Loans are acquired and repaid at different times. For example, if a master commitment had a total FLA of $100,000 (as of the date of the loss), and one participant MPF Bank’s FLA is $25,000 and the other MPF Bank’s FLA is $75,000, then the first MPF Bank would incur 25% of the loss incurred at such time and the other MPF Bank would incur 75%.

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

Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary MI requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides.

If there is a loss on a conventional MPF Loan, the loss is allocated to the master commitment and shared in accordance with the risk sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate owned property to the MPF Bank, or in the case of a participation, the gain is paid to the MPF Banks based upon their respective interest in the MPF Loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the PFI.

The MPF Provider monitors the PFI’s compliance with MPF Program requirements throughout the servicing process, and brings any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI.

Although PFIs or their servicing affiliates generally service the MPF Loans delivered by the PFI, certain PFIs choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another PFI, which is permitted with the consent of the MPF Bank(s) involved. One PFI has been designated to acquire servicing under the MPF Program’s concurrent sale of servicing option. In addition, several PFIs have acquired servicing rights on a concurrent servicing released basis or bulk transfer basis without the direct support from the MPF Program.

MPF Shared Funding® Program

In 2003, we invested in AMA eligible securities through the MPF Shared Funding program. The MPF Shared Funding program provided a platform to allow mortgage loans to be sold through the MPF Program system to a third party-sponsored trust and “pooled” into securities. Similar to our MPF Provider role, we serve as master servicer and master custodian for the benefit of the holders of the securities. Under the program, we purchased the AMA eligible securities, which are rated at least “AA”, and retained some of the securities and sold some to other FHLBs. No residual interest is created or retained on our balance sheet.

Aside from potential liquidity benefits on future transactions, there is not a material difference in our risk profile or earnings between holding MPF Shared Funding securities and holding the mortgage loans backing the securities. We have not completed any MPF Shared Funding transactions since June, 2003.

Competition

We compete for the purchase of mortgage loans from members with other secondary market participants, such as Fannie Mae, Freddie Mac, large mortgage aggregators and private investors. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. In addition, we compete with other FHLBs that offer other mortgage purchase programs, to the extent that our members have affiliates that are members of these other FHLBs. We primarily compete on the basis of transaction structure, price, products, and services offered.

The participation of FHLBs in other mortgage purchase programs may have implications on the MPF Program. Specifically, the competition for mortgage loans between these programs may impact the amount of mortgage loans acquired and the purchase price for such loans. In this regard, we face risk that the pool of eligible mortgage loans available for purchase will be reduced, as well as profit margin risk. Because of the somewhat extensive infrastructure and processes required by our members to participate in the MPF Program, the application approval process can be relatively long. For example, we require an applicant to demonstrate the ability and the staff to originate and service mortgage loans to industry accepted standards. These infrastructure and process requirements can be disincentives to prospective participating members, as many of our smaller members lack the resources to participate in more than one program.

Multi-district memberships are not currently permitted in the System, so we generally do not compete for mortgage loans from members of other MPF Banks. Affiliated entities under

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

a parent holding company are only permitted to access the MPF Program through one MPF Bank, so it is possible that a PFI with an affiliate in another MPF Bank district could choose to terminate its PFI status with us and then access the MPF Program through its affiliate. Other than to determine PFI eligibility, we do not require members to report information concerning affiliates that may be members of other FHLBs. The eligibility requirements for holding company affiliates do not apply to the Mortgage Purchase Program but pertain solely to participation in the MPF Program. We do not participate in the Mortgage Purchase Program, which may include member participants that are affiliates of PFIs participating in the MPF Program.

Funding Services

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations in the capital markets. Additional funds are provided by deposits, other borrowings, subordinated debt and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several obligations of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from sale. Consolidated obligations are sold to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the United States government. See Funding on page 45 for further discussion.

Subordinated Debt

No FHLB is permitted to issue individual debt unless it has received approval from the Finance Board. As approved by the Finance Board, we issued $1 billion of 10-year subordinated notes in 2006. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank. For further discussion of our subordinated notes, see Note 15 – Subordinated Notes.

Competition

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

The sale of callable debt and the execution of callable interest-rate swaps that mirror the debt has been an important source of competitive funding for us. We also rely heavily on the callable debt markets to reduce the interest rate exposure inherent in our mortgage-based assets, including MBS and MPF Loans. Consequently, the availability of markets for callable debt and interest-rate derivatives may be an important determinant of our relative cost of funds and ability to manage interest rate risk. Due to the higher relative risk of callable debt, there is a limited investor market relative to the supply generated from the FHLBs and other GSEs, including Fannie Mae or Freddie Mac. There is no assurance that the current breadth and depth of these markets will be sustained.

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

The Finance Board’s operating and capital expenditures are funded by assessments on the FHLBs; no tax dollars or other appropriations support the operations of the Finance Board. To assess our safety and soundness, the Finance Board conducts annual, on-site examinations as well as periodic on-site reviews. Additionally, we are required to submit monthly financial information on our condition and results of operations to the Finance Board.

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

Regulatory Developments

Written Agreement

On June 30, 2004, we entered into a Written Agreement with the Finance Board to address issues identified in their 2004 examination of the Bank. The Written Agreement was subsequently amended three times in order to adjust the Bank’s minimum regulatory capital requirements. We operated under the Written Agreement until the Finance Board terminated the agreement on October 10, 2007 as part of a consensual cease and desist order with the Bank, the terms of which are discussed below.

Under the Written Agreement we agreed to implement changes to enhance our risk management, capital management, governance, and internal control practices, and to submit a business and capital management plan to the Finance Board. In addition, the Written Agreement, as amended, required us to:

•	limit increases in the aggregate net book value of our AMA (i.e. MPF assets) under the MPF Program to no greater than 10% per annum;

•	maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of our subordinated notes to total assets of at least 4.5%; and

•	maintain an aggregate amount of outstanding regulatory capital stock plus a Designated Amount of our subordinated notes of at least $3.500 billion.

While under the Written Agreement, we worked with the Finance Board to develop strategic and operational alternatives to strengthen our capital base and transition to a more traditional Federal Home Loan Bank structure, including the following:

•	adopting a new Retained Earnings and Dividends Policy in April 2006;

•	changing the structure of our balance sheet by not replacing most of our MPF Program assets as they paid down while continuing to serve our members with this product;

•	exploring alternative methods of capitalizing and funding AMA under the MPF Program;

•	reducing outstanding voluntary capital stock;

•	implementing expense reduction initiatives, including a reduction-in-force on May 1, 2007;

•	reviewing our expense structure throughout the Bank and focusing on ways to enhance efficiency;

•	refocusing on our core advances business; and

•	exploring other methods to increase our net income, including balance sheet restructuring alternatives.

Consent Cease and Desist Order

At the request of the Finance Board, on October 10, 2007, we entered into a Consent Cease and Desist Order (“C&D Order”) with the Finance Board. The C&D Order states that the Finance Board has determined that requiring us to take the actions specified in the C&D Order will “improve the condition and practices at the Bank, stabilize its capital, and provide the Bank an opportunity to address the principal supervisory concerns identified by the Finance Board.” The C&D Order places several requirements on us, including the following:

•

We must maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%, and a minimum total amount of the sum of regulatory capital stock plus a Designated Amount of subordinated notes of $3.600 billion;

•

Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Director of the Office of Supervision of the Finance Board (“OS Director”). The C&D Order provides that the OS Director may approve a written request by us for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations;

•	Dividend declarations are subject to the prior written approval of the OS Director;

•

Within 120 days of the effective date of the C&D Order, we were required to submit a capital plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act (“GLB Act”) and Finance Board regulations, along with strategies for implementing the plan; and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

•

We were required to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and within 90 days of the effective date of the C&D Order submit revised policies and procedures to the OS Director for non-objection prior to implementation.

Our Written Agreement with the Finance Board was terminated under the terms of the C&D Order and the minimum capital and leverage requirements for the Bank, previously included in the Written Agreement, are now in the C&D Order modified as described above.

We intend to fully comply with the C&D Order, and have already taken actions to meet many of the requirements, including:

•	We have reviewed our market risk hedging policies, procedures and practices, and submitted revised policies and procedures to the OS Director on January 7, 2008; and

•	On February 6, 2008 we submitted a capital plan and implementation strategies to the Finance Board for its approval to provide for the conversion of our capital stock under the GLB Act; and

•	We remain in compliance with the minimum capital and leverage requirements under the C&D Order.

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

REFCORP & AHP Assessments

In lieu of taxes, we set aside funds at a 10% rate on our income for the AHP and pay a 20% assessment for the Resolution Funding Corporation (“REFCORP”). Since each is net of the other, the overall effective rate is approximately 26.5%. For details on our assessments for the three years ended December 31, 2007, see Note 16 – Assessments.

Item 1A.	Risk Factors.

The Board of Directors’ recent decisions not to pay dividends and our anticipated inability to pay dividends for some period may decrease member demand for advances and increase membership withdrawals.

As discussed in Retained Earnings and Dividends on page 51, our Board of Directors decided to retain the full amount of third and fourth quarter 2007 net income rather than declaring dividends on the results for those quarters. While any future dividend determination by our Board of Directors will depend principally on future operating results, the C&D Order provides that our dividend declarations are subject to the prior written approval of the OS Director. There can be no assurance that the OS Director would approve such recommendations if made. We believe that our projected financial performance and the impact of the C&D Order will continue to negatively impact our ability to pay future dividends. If we continue not to pay dividends or resume paying lower dividends, we may experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

The amount of net interest income that we earn may be adversely affected by changes in interest rates.

Market risk is the potential for loss due to market value changes in financial instruments we hold. Interest rate risk is a critical component of market risk. We are exposed to interest rate risk primarily from the effects of changes in interest rates on our interest earning assets and our funding sources which finance these assets. Mortgage-related assets are the predominant sources of interest rate risk in our market risk profile. Changes in interest rates affect both the value of our mortgage-related assets and prepayment rates on those assets. These assets include MPF Loans and MBS.

Our overall objective in managing interest rate risk is to maintain a neutral duration of equity position and also remain within our management advisory and regulatory limits. Given recent market volatility and the complexity of our balance sheet, managing to these limits can be expensive and difficult to achieve. We manage our interest

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

rate risk by utilizing various hedge strategies. These hedge strategies may involve fair value and cash flow hedges as permitted under SFAS 133 or may involve economic hedges. Hedges under SFAS 133 receive hedge accounting treatment while economic hedges do not. We hedge interest rate risk associated with our MPF Loans, advances, MBS, and other assets with a multi-strategy approach of fixed-maturity and callable consolidated obligations and various cash and derivative financial instruments to provide a level of protection against interest rate risks. Specifically, we attempt to hedge potential increases or decreases in interest rates that may adversely affect our net interest income. The potential adverse affects on our net interest income resulting from increases or decreases in interest rates include, but are not limited to, the following:

•

In a falling interest rate environment mortgage pre-payments may increase. This may result in declining performance in our MPF Loan portfolio as we experience a return of principal that we must reinvest in a lower rate environment, adversely affecting our net interest income over time.

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

•	Decreases in the funding spread between rates at which we acquire assets and incur liabilities will cause net interest income to decrease even without major changes in the interest rate environment.

•

Changes in the difference between various maturity components of the term structure of interest rates, commonly known as the “yield curve,” may subject us to re-pricing risk. We fund and hedge mortgage assets with liabilities of various maturities in an attempt to match the risk profile of the assets at inception and over time. If the yield curve moves in a non-parallel fashion, we could be subject to refunding the shorter-maturity liabilities in a higher rate environment without a significant change in the interest income of the assets.

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

When interest rates change we expect the change in fair value of derivatives to be substantially offset by a related but inverse change in the fair value of the related hedged item. However, there is no assurance that our use of derivatives or other financial instruments, such as callable debt, will fully offset changes in interest rates. Any hedging strategy or set of financial instruments we may use, including derivatives, may not fully offset the risk of interest rate volatility and our hedging strategies themselves may result in earnings volatility and losses. See Market Risk Management on page 68, for more information on how we manage market risk.

We cannot predict when we may implement revised risk management policies or the extent to which the ultimate policies may increase our hedging costs and otherwise impact our financial performance.

As discussed in Regulatory Developments on page 15, the C&D Order requires us to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and submit revised policies and procedures to the OS Director for non-objection prior to implementation. We completed a review of our market risk hedging policies, procedures and practices, and submitted revised policies and procedures to the OS Director on January 7, 2008. We have received preliminary feedback on our submission and are working to respond to questions and comments raised by the Office of Supervision staff. We cannot predict when we may implement revised risk management policies or how such policies may be revised during our on-going discussions with the Finance Board. However, we expect that the revised policies will increase our hedging costs and negatively impact our financial performance.

We rely on quantitative models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of business and financial models to measure and monitor our risk exposures. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

products. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, as they have recently, the assumptions used for our models may not keep pace with changing conditions. Incorrect data or assumptions in these models are likely to produce unreliable results. If these models fail to produce reliable results, we may not make appropriate risk management or business decisions, which could adversely affect our earnings, liquidity, capital position and financial condition.

Liquidation of asset or liability positions that we currently plan to hold to maturity may result in the realization of values which would reduce the value of our retained earnings to a significantly greater extent than if the positions were held to maturity.

We are exposed to spread risk, which includes the risk that the option-adjusted spread (“OAS”) on our interest earning assets relative to those on our funding and hedging instruments may increase or decrease. Spread risk may also reflect credit risk, such as the recent increase in credit spreads related to overall credit concerns in the mortgage markets attributable to sub-prime and non-traditional mortgage loans. Spread risk may adversely affect our market value of equity. A widening, or increase, of the OAS of our net mortgage assets causes a decrease in our market value of equity. See Note 24 – Estimated Fair Values for the fair value of our financial instruments and Market Risk Management on page 68 for further discussion of our market value of equity.

Market risk is the potential for loss due to market value changes in financial instruments we hold. Market risk or spread risk losses may occur due to the inability to hold assets to maturity or liquidation of liability positions before their contractual maturity. The inability to hold assets until maturity would result in other-than-temporary impairment on those assets that would be recognized into earnings while liquidation of our liabilities would result in realized losses recognized into earnings that would be significantly greater than if the positions were held to maturity as intended. The inability to hold assets to maturity or the need to liquidate liabilities before their contractual maturity may result from pressure on key measures, such as current market value of equity or significant credit deterioration of the assets, which are not practical to hedge or mitigate. Such liquidation may result in the realization of values which would reduce our retained earnings to a significantly greater extent than if the positions were held to maturity.

Member capital stock redemptions are restricted and under limited circumstances a member could receive less than par value when redeeming capital stock upon membership withdrawal.

As discussed in Regulatory Developments on page 15, we entered into a Consent Cease and Desist Order (“C&D Order”) with the Finance Board on October 10, 2007. Under the terms of the C&D Order, all capital stock repurchases and redemptions, including capital stock redemptions upon membership withdrawal or other termination, require prior approval of the OS Director of the Finance Board. The C&D Order provides that the OS Director may approve a written request by us for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations. We believe that this requirement could result in delays or denials of capital stock redemptions in connection with membership withdrawal or termination. For more information on members which have requested redemption of their capital stock due to voluntary withdrawal or merger, see Capital Amounts on page 50.

In 2006, we announced two redemption windows during which we redeemed voluntary capital stock, as authorized by the Finance Board and in accordance with our capital stock redemption guidelines. We did not announce any voluntary stock redemption windows during 2007 and are not accepting requests for voluntary stock redemption. We cannot predict when or if we will announce another redemption window.

These limitations on capital stock redemptions may reduce demand for our advance products or increase the number of membership withdrawals and related capital stock redemption requests which may adversely affect our results of operations and financial condition.

The regulatory capital ratio and regulatory capital stock and Designated Amount of subordinated notes requirements under the C&D Order, the Regulatory Leverage Limit (as defined in Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock), liquidity requirements, and FHLB Act provisions may also limit our ability to redeem capital stock in connection with membership withdrawals and other terminations. Capital stock redemption in connection with membership withdrawal is subject to specified requirements at the time of withdrawal, which occurs upon expiration of a six month notice period. Capital stock redemption in connection with other terminations of membership, such as through merger, acquisition, relocation, charter termination or involuntary termination from membership, is subject to specified requirements when

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

the member attains non-member status. These requirements include, among other things, Finance Board approval (as discussed above), meeting our minimum regulatory capital, minimum regulatory capital stock and Designated Amount of subordinated notes requirement under the C&D Order, and Regulatory Leverage Limit, and, under certain circumstances, meeting our liquidity requirements. For a description of our regulatory capital and leverage requirements, see Minimum Regulatory Capital Requirements on page 49.

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

The loss of significant members may have a negative impact on our capital and result in lower demand for our products and services.

At December 31, 2007, our five largest members held 30% of our capital stock (including mandatorily redeemable capital stock). The loss of significant members or a significant reduction in the level of business they conduct with us could result in a reduction of our capital and lower demand for our products and services in the future. The limitations on capital stock redemptions and current and anticipated capital stock dividend levels may increase the number of membership withdrawals and related capital stock redemption requests or reduce demand for our advance products.

Also, consolidations within the financial services industry may reduce the number of current and potential members in our district. One or more large members could terminate their membership and decrease their business levels as a result of consolidation with an institution that is not one of our members. For instance, MidAmerica Bank FSB became ineligible for membership with us due to an out-of-district merger with National City Bank, effective February 9, 2008. At December 31, 2007 we held $783 million par value of advances outstanding to MidAmerica, 3% of the total par value of advances outstanding. As of February 9, 2008, MidAmerica increased its advances outstanding to $2.4 billion. These advances mature in various terms ranging from 1 week to 3.4 years. MidAmerica held capital stock of $146 million at December 31, 2007, representing 5.4% of our capital stock balance.

A decrease in demand for our products and services and an increase in redemptions of our capital stock due to the loss of significant members may adversely affect our results of operations and financial condition, the impact of which may be greater during periods when we are experiencing losses or reduced net income.

A continuing, or broader, decline in U.S. home prices or in activity in the U.S. housing market could negatively impact our earnings and financial condition.

The continued deterioration of the U.S. housing market and national decline in home prices in 2007, along with the expected continued decline in 2008, are likely to result in increased delinquencies, defaults and loss severities on the mortgage assets we own and that back our MBS investments. An increase in delinquencies, defaults and loss severities will result in a higher level of credit losses and credit-related expenses, which in turn could reduce our earnings and adversely affect our financial condition.

In addition, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. If overall demand for mortgage loans is reduced, thereby reducing origination of new mortgage loans, there may fewer MPF Loans for us to acquire. As a result, our diminished ability to invest in mission related assets at higher yields may negatively impact our results of operations.

The challenging mortgage market conditions may adversely affect the financial condition of a number of our members, particularly those whose businesses are concentrated in the mortgage industry. One or more of our members may default in its obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures or insolvency. In addition, the value of residential mortgage loans pledged by our members to us as collateral may decrease. If a member defaulted, and we were unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses. A default by a member with significant obligations to us could result in significant financial losses to us, which would adversely affect our results of operations and financial condition.

We are subject to credit risk due to default.

Credit risk is the risk of loss due to default or non-performance of a member, other obligor or a counterparty. We are exposed to credit risk principally through advances or commitments to our members, MPF Loans, MI providers, derivatives counterparties, and issuers of investment securities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

We follow guidelines established by our Board of Directors and the Finance Board on unsecured extensions of credit, whether on- or off-balance sheet, which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the United States government and other FHLBs. However, there can be no assurance that these activities will prevent losses due to defaults on these assets.

Advances.  The challenging mortgage and credit market conditions have adversely affected and are likely to continue to adversely affect the liquidity and financial condition of our members, and we are at greater risk that one or more of our members may default on their outstanding obligations to us, including the repayment of advances.

To protect against credit risk for advances, we require advances to be fully collateralized. The FHLB Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All of our capital stock owned by the borrower is also available as supplemental collateral. In addition, members that qualify as CFIs may pledge secured small-business, small-farm, and small-agribusiness loans as collateral for advances. If we were unable to realize the full value of the collateral upon a member default, we could incur losses. For instance, if the housing market continues to deteriorate, the value of our residential mortgage loans held as collateral may decrease. If we were unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses in the event of member default.

Derivatives Counterparties.  In connection with our hedging activities we enter into derivative contracts with various counterparties. If a counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty at a higher cost or we may be unable to obtain a replacement contract. As of December 31, 2007, we had 24 counterparties with whom we had interest rate derivatives outstanding. The five largest of these entities had notional balances outstanding that in total accounted for approximately 54% of the total outstanding notional amount of our derivatives contracts. The insolvency of one of our largest derivatives counterparties combined with an adverse move in the market before we are able to transfer or replace the contracts could adversely affect our financial condition and results of operations. If the recent disruptions in the credit markets continue, it may increase the likelihood that one of our derivatives counterparties could experience liquidity or financial constraints that may prevent them from meeting their obligations to us. In addition, the recent volatility of market prices could adversely affect the value of the collateral we hold as security for the obligations of these counterparties. See Credit Risk – Derivatives on page 67 for a description of derivatives credit exposure.

Commercial Paper and Federal Funds.  We invest in short-term liquid assets comprised of commercial paper and Federal Funds sold in order to ensure the availability of funds to meet members’ credit needs. Because these investments are unsecured, our policy and Finance Board regulations restrict these investments to short maturities and counterparties rated BBB or higher. Under our policy, we may purchase commercial paper or sell Federal Funds with maturities of up to 9 months if the counterparty has the highest investment grade rating of AAA, but we are limited to overnight maturities if the counterparty is rated BBB, the lowest investment grade permitted. If the recent disruptions in the credit markets continue, it may increase the likelihood that one of our commercial paper or Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our commercial paper and Federal Funds investments, see Credit Risk – Investments on page 58.

MPF Loans.  Our mortgage loan delinquency rates and credit losses on our MPF Loan portfolio have remained relatively low for the last several years. See Loan Portfolio Analysis on page 66. To the extent that economic conditions weaken and regional or national home prices continue to decline, we could experience higher delinquency levels, loss severities and credit losses on our MPF Loan portfolio.

In some cases a portion of the credit support for MPF Loans is provided under PMI and/or an SMI policy. If an MI provider fails to fulfill its obligation to pay us for claims we make, we would bear the full or partial amount of any loss of the borrower default on the related MPF Loans. As of December 31, 2007, PMI coverage had been initially required on $2 billion of MPF Loans, which represented approximately 6% of the outstanding principal balance of our MPF Loan portfolio. We receive PMI coverage information only at purchase or funding of MPF Loans, and do not receive notification of any subsequent changes in PMI coverage on those loans. As of December 31, 2007, we were the beneficiary of SMI coverage on $17.8 billion of MPF Loans, which represented approximately 52% of the outstanding principal balance of our MPF Loan portfolio.

During 2007, Mortgage Guaranty Insurance Co. (“MGIC”), one of our principal MI providers, had its credit rating downgraded by S&P and Fitch due to projected losses related to its exposure to the subprime market. As of December 31, 2007 our exposure to MGIC was $451 million ($198 million PMI, $253 million SMI).

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Ratings downgrades imply an increased risk that MGIC may fail to fulfill its obligation to pay any claims we may make under PMI and/or SMI policies. If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different MI provider. However, it is possible that replacement PMI coverage may be unavailable or result in additional costs to us. See Concentration Risks – MI Provider Concentration on page 65 for a discussion of our rights if a PMI or SMI provider is downgraded.

Historically, we have not claimed any losses in excess of the policy deductible against an SMI provider. However, if MGIC were to default on their insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses. See Concentration Risks – MI Provider Concentration on page 65, for a discussion of our PMI and SMI concentration risks, including MPF Program minimum ratings requirements for MI companies.

The MPF Program has different risks than those related to our traditional advances business, which could adversely impact our results of operations.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. During periods of rising interest rates, refinancings decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. In addition, a significant decline in home values affects borrowers’ ability to refinance.

In addition, the MPF Program, as compared to our traditional advances business, is more susceptible to credit losses. For instance, if the housing market or economic conditions continue to deteriorate, we could experience higher delinquencies and credit losses. The MPF Program also carries more interest rate risk and operational complexity. If we fail to properly manage these risks and operational complexities, our results of operations may be adversely affected.

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses. For further information on these concentrations, see MPF Loans Credit Enhancement Structure – Concentration Risks on page 65.

A majority of the states, and some municipalities, have enacted laws against mortgage lending practices considered predatory or abusive. Some of these laws impose liability for violations on the originator, as well as purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and are not aware of any claim that we are liable under these laws. However, we cannot assure that we will never have any liability under predatory or abusive lending laws.

For a description of the MPF Program, our obligations with respect to credit losses and the PFI’s obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance Segment on page 8.

If the prepayment rates for MPF Loans are higher or lower than expected, our results of operations may be adversely impacted.

The rate and timing of unscheduled payments and collections of principal on MPF Loans are difficult to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, the lack of restrictions on voluntary prepayments contained in the MPF Loans, the availability of lender credit, and other economic, demographic, geographic, tax, and legal factors. We manage prepayment risk through a combination of cash and derivative financial instruments. If the level of actual prepayments is higher or lower than expected, we may incur costs to hedge the change in this market-risk exposure resulting in reduced earnings. Also, increased prepayment levels will cause the amortization of deferred agent fees, premiums, and SFAS 133 hedging adjustments, to increase, which could reduce net interest income.

The performance of our MPF Loan portfolio depends in part upon third parties.

Mortgage Servicing.  We rely on PFIs and third-party servicers to perform mortgage loan servicing activities for our MPF Loan portfolio. At December 31, 2007, three PFIs or their affiliates serviced 50% of our MPF Loan portfolio. These activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, and monitoring, and reporting loan delinquencies. If current housing market trends continue or worsen, the number of delinquent mortgage loans serviced by PFIs and third party servicers could increase. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. In the event that any of these entities fails to perform its servicing duties,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

we could experience a temporary interruption in collecting principal and interest or even credit losses or incur additional costs associated with obtaining a replacement servicer. Similarly if any of our servicers become ineligible to continue to perform servicing activities under MPF Program guidelines, we could incur additional costs to obtain a replacement servicer. For further information on PFI servicers that service 10% or more of the total outstanding MPF Loans, see MPF Loans Credit Enhancement Structure – Concentration Risks on page 65.

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

Credit Enhancement Methodology.  We have contracted with S&P for the use of its modeling software LEVELS which calculates the PFIs’ required CE Amount for MPF Loans. If S&P were to discontinue LEVELS, or fail to honor the terms of its contract for our use of LEVELS, we would be required to engage another NRSRO or develop our own methodology (confirmed in writing by an NRSRO) to calculate the required level of the CE Amount for each master commitment, as required under Finance Board regulation. Should either of these events occur, we may experience a disruption in our ability to fund or purchase MPF Loans which may have a negative impact on our business, results of operations, and financial condition.

We have concentration risks related to our privately-issued MBS portfolio that may negatively impact our financial condition and performance.

We have geographic concentrations of privately-issued MBS secured by mortgage properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses on these investments.

We have concentration risks with respect to certain servicers servicing the mortgage assets that collateralize our privately-issued MBS. At December 31, 2007 two servicers were servicing 40% of the par value of this portfolio. If one of servicers were to default on their servicing obligations, we could experience increased losses or delays in payments.

For more information on these concentrations and how they may negatively impact our privately-issued MBS portfolio, see Credit Risk – Investments on page 58.

We are subject to increased credit risk exposures related to sub-prime and non-traditional mortgage loans that back our MBS investments, and any increased delinquency rates and credit losses could adversely affect the yield on or value of these investments.

We invest in privately issued MBS, some of which may be backed by sub-prime and non-traditional mortgage loans. $4.6 billion of the privately issued MBS securities we held at December 31, 2007 were classified as sub-prime or non-traditional. Although we only invested in AAA rated tranches when purchasing these MBS, some of these securities have subsequently been downgraded. See Credit Risk – Investments on page 58 for a description of these securities. During 2007, residential property values in many states have declined after extended periods during which those values appreciated, and delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the sub-prime and non-traditional sectors. In recent months, MBS backed by sub-prime and non-traditional mortgage loans are experiencing increased delinquencies and loss severities.

In addition, market prices for the privately issued sub-prime and non-traditional securities we hold have deteriorated since year end due to market uncertainty and illiquidity. The significant widening of credit spreads that has occurred since December 31, 2007 could further reduce the fair value of our MBS. As a result we could experience other-than-temporary impairment on these investment securities in the future which could result in significant losses. See Credit Risk – Investments on page 58 for more information on values of our sub-prime and non-traditional MBS.

Further, market illiquidity has increased the amount of management judgment required to value these MBS and certain of our other securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the value of our MBS and other investment securities in the future. If we decide in the future to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at the time and may be materially lower than the fair value reflected in our financial statements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

In certain circumstances, we rely on other FHLBs to manage credit risk related to our former members and credit enhancement and servicing obligations of PFIs located outside of our district, and if those FHLBs failed to appropriately manage this credit risk or enforce a PFI’s obligations we could experience losses.

In certain circumstances, for example when a member leaves us due to a merger and the acquiring entity is a member of another FHLB, the other FHLB will hold and manage the former member’s collateral covering advances and any other amounts still outstanding to us. The other FHLB will either subordinate to us all collateral it receives from the member or we may elect to accept an assignment of specific collateral in an amount sufficient to cover our exposure. If the other FHLB were to inappropriately manage the collateral, we could incur losses in the event of member default.

We hold a significant portfolio of participation interests in mortgage loans acquired under the MPF Program from other FHLBs. PFIs located in other FHLB districts provide servicing and credit enhancement for these mortgage loans and we rely on the FHLB from the district in which the PFI is located to manage the related credit risk and enforce the PFI’s obligations. If the other FHLB were to fail to manage these risks or enforce the PFI’s obligations, we could incur losses in the event of a PFI default.

Implementation of a new capital plan will change our members’ rights as shareholders.

On February 6, 2008, we submitted a capital plan and implementation strategies to the Finance Board to provide for the conversion of our capital stock under the GLB Act, as required under the C&D Order. We are unable to predict whether the Finance Board will approve our capital plan as submitted, or require us to revise our submission.

The GLB Act authorizes us to have two classes of capital stock. Class A capital stock is conditionally redeemable on six months’ written notice from the member and Class B capital stock is conditionally redeemable on five years’ written notice from the member. Implementation of a new capital plan will change our members’ rights as shareholders. For example, to the extent that we implement a capital plan requiring members to hold Class B stock, a member’s current capital stock may be converted to Class B capital stock imposing a five-year waiting period after notice of withdrawal from a six-month waiting period after notice of withdrawal under our current capital rules.

We are subject to regulation by the Finance Board, and compliance with the C&D Order is likely to increase our costs and may adversely affect our business.

We are closely supervised and regulated by the Finance Board. Under the FHLB Act, the Finance Board is responsible for overseeing FHLBs with regard to their housing finance mission, level of capitalization, ability to raise funds in the capital markets, and operations. In this regard, the Finance Board promulgates rules covering the operations of the FHLBs. On June 30, 2004, we entered into a Written Agreement with the Finance Board, which was subsequently amended three times. On October 10, 2007, we entered into a C&D Order with the Finance Board, which concurrently terminated our Written Agreement. We are required to comply with the terms of the C&D Order until it is modified or terminated, as more fully discussed in Regulatory Developments on page 15.

Complying with the requirements of the C&D Order is likely to increase our costs and may adversely affect our ability to operate our business. Our ability to generate earnings and enhance our return on equity has been reduced as a result of the increased minimum regulatory capital and leverage requirements required previously by the Written Agreement and now required by the C&D Order. The C&D Order requires that we maintain a regulatory capital ratio of 4.5% instead of the regulatory required level of 4.0% and an aggregate amount of outstanding capital stock (including mandatorily redeemable capital stock) plus a Designated Amount of subordinated notes of at least $3.6 billion. Requirements to maintain a higher capital ratio restrict our ability to purchase additional investments because we cannot further leverage our capital resources. We expect to incur increased operating costs in complying with the requirements of the C&D Order. For example, the C&D Order requires us to commission periodic independent reviews of the effectiveness of our market risk management and hedging policies, procedures and practices, which are expected to result in increased costs.

If we are unable to comply with our minimum regulatory capital and leverage requirements in the future, it could have a material and adverse effect on our ongoing business and results of operations.

We are required to maintain certain minimum regulatory capital and leverage requirements under the C&D Order and Finance Board regulations currently applicable to us. See Minimum Regulatory Capital Requirements on page 49. Starting June 14, 2011, the amount of the subordinated notes that we will be able to include in calculating compliance with our minimum regulatory capital and leverage requirements will begin to phase out.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Accordingly, we will have to manage our capital base and assets in order to comply with these requirements. While we expect to remain in compliance with our minimum regulatory capital and leverage requirements, there can be no assurance that we will be successful in managing our capital and assets in order to comply with these requirements.

Because the C&D Order includes a requirement to maintain a fixed required aggregate amount of regulatory capital stock and Designated Amount of subordinated notes without regard to our total assets, we cannot compensate for a reduction in either the amount of regulatory capital stock or the Designated Amount of subordinated notes that can be included for purposes of calculating compliance with this requirement by means of a reduction in our assets. If the C&D Order is in effect once the phase out period begins, we expect to be able to remain in compliance only if we can obtain modifications of the minimum regulatory capital stock and subordinated notes requirement from the Finance Board.

On February 6, 2008 we submitted a capital plan to the Finance Board to provide for the conversion of our capital stock under the GLB Act, as required by the C&D Order as further discussed in Regulatory Developments on page 15. Once we fully implement our new capital plan, we will be subject to minimum leverage capital requirements and minimum risk-based capital requirements more fully discussed in GLB Act Requirements on page 50. There is no assurance that the Finance Board will approve the capital plan that we submitted or that we will receive regulatory approval to include all or some of the outstanding subordinated notes in calculating compliance with the leverage requirements of the GLB Act under a new capital plan.

If we do not comply with our minimum regulatory capital requirements, we are prohibited from redeeming capital stock or paying dividends, and we may be subject to further supervisory action by the Finance Board, all of which could have a material and adverse effect on our business and results of operations.

We face risks related to our possible merger with the FHLB of Dallas.

There are significant risks and uncertainties associated with our possible merger with the FHLB of Dallas. For example, it may not be feasible for us to combine our operations with those of the FHLB of Dallas, or if feasible, we may not agree on acceptable terms for such a combination. If such an agreement is reached, the banks may not be able to effect the merger as a result of a number of factors, including, without limitation, the inability to obtain regulatory approval of the proposed merger on the proposed terms. In addition, the combined bank may fail to realize the revenue enhancements and cost savings anticipated to be derived from the proposed merger. If the combined bank is not able to combine successfully the operations of the FHLB of Chicago and the FHLB of Dallas, the anticipated benefits from the proposed merger may not be realized fully or at all or may take longer to realize than expected. For example, it is possible that the integration process could result in the loss of key employees, complications in combining our operations with those of the FHLB of Dallas, or that the disruption of ongoing business from the potential merger could adversely affect the combined bank’s ability to maintain relationships with customers. In addition, our members’ rights as shareholders will be affected by any merger, and future dividends may be negatively impacted by the final terms of the transaction. We could face litigation by our members or their trade associations relating to the terms of a merger or the desire for a shareholder vote on the transaction.

Given the current challenges in our operating environment related to future income projections, the C&D Order and the possibility of a merger with the FHLB of Dallas, it may be difficult for us to retain key employees.

Employee retention may be difficult given the current challenges in our operating environment. The impacts of our plans to reduce our non-interest expenses and staffing levels in 2008, employee concerns related to the C&D Order, and the possibility of a merger with the FHLB of Dallas may impede our retention efforts. If, despite our retention efforts, key employees resign, our ability to operate our business could be negatively impacted. Failure to retain key employees may have greater impact going forward given our recent overall reduction in staffing through attrition and reductions in force.

We may be required to recognize additional software impairment charges.

We assess impairment of the capitalized amount of internal-use computer software at least annually, and sooner if a triggering event occurs. Declines or losses in our operating results, changes in business strategies, or changes in our regulatory environment may result in impairment charges. Additional impairment charges would reduce our reported operating results for the periods in which they are recorded.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The FHLB Act or Finance Board regulations may be amended in a manner that changes our statutory and regulatory requirements and affects our business, operations, and/or financial condition.

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

In recent years, Congress has been considering legislation to reform the regulatory structure of the three United States housing GSEs, the FHLBs, Fannie Mae, and Freddie Mac. Last year, the U.S. House of Representatives approved, with bipartisan support, legislation to consolidate GSE supervision under a new independent federal agency with enhanced supervisory and enforcement powers, similar to other bank regulatory agencies. The bill is currently under consideration by the U.S. Senate Banking Committee, which has held hearings on the bill, but has yet to vote on the House version or its own version. Given the nature of the legislative process, it is impossible to predict with certainty the chances of such legislation being enacted this year, or if enacted, the effects on our business operations or financial results.

In addition, the Finance Board has stated that it intends to develop a proposal to amend its risk-based capital rule. Such amendment could require an increase in our retained earnings, which could restrict the amount, type and timing of any dividends that we would be permitted to pay in the future.

The adoption of new business strategies for the MPF Program may negatively impact our net income.

As a consequence of the Written Agreement and in connection with the reduction of our voluntary capital stock ratio, we have adopted new business strategies for the MPF Program. To increase our control of the volume and liquidity of our MPF assets, we no longer enter into agreements to purchase participation interests in new master commitments of other FHLBs, and in 2007 we completed our obligations to purchase participation interests under existing agreements. Our reduced investment in MPF assets has negatively impacted our earnings and financial condition. In addition, we are working together with the other MPF Banks to develop off-balance sheet capabilities for funding future MPF Program investments. New off-balance sheet MPF activities would be subject to Finance Board approval of a new business activity request. We expect that income from any off-balance sheet MPF business would be significantly less than that generated under the current business model. The infrastructure necessary to support the MPF Program is significant. There is no assurance that we will be able to successfully develop an off-balance sheet alternative for the MPF Program that would generate sufficient income to support the cost of our infrastructure.

Also, should other FHLBs limit or discontinue their participation in the MPF Program, we could receive lower revenues in connection with fees we assess for providing related transaction processing services. See Mortgage Partnership Finance Segment on page 8, for a discussion of the impact of the actions taken by the FHLBs of San Francisco and Atlanta to discontinue their participation in the MPF Program.

We depend on the FHLBs’ ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions that are beyond the control of the FHLBs. Accordingly, we may not be able to obtain funding on acceptable terms, if at all.

FHLB consolidated obligations have been assigned “Aaa/P-1” and “AAA/A-1+” ratings by Moody’s and S&P. Rating agencies may from time to time change a rating or issue negative reports for individual FHLBs, although such actions have not affected the credit ratings of the FHLB consolidated obligations in the past. However, it is possible that future ratings actions or negative guidance may adversely affect the ability of the FHLBs to issue consolidated obligations on acceptable terms. Similarly, negative news about the other FHLBs, other GSEs, or us could create pressure on debt pricing, as investors may perceive their investments to bear increased risk.

Our business may be negatively impacted if we are unable to access funding when needed on acceptable terms, or we may experience higher funding costs.

We are jointly and severally liable for the consolidated obligations of other FHLBs.

Under the FHLB Act, we are jointly and severally liable with other FHLBs for consolidated obligations issued through the Office of Finance. If another FHLB defaults on its obligation to pay principal or interest on any consolidated obligation, the Finance Board has the ability to allocate the outstanding liability among one or more of the remaining FHLBs on a pro rata basis or on any other basis that the Finance Board may determine. Other FHLBs have significantly increased

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

their advances outstanding to certain members as a result of increased liquidity needs of those members during the recent disruptions in the credit markets. To the extent that a member of another FHLB with large amounts of advances outstanding defaults on such advances and the FHLB does not have sufficient collateral to cover the advances, such FHLB may fail to meet its obligation to pay principal or interest on its consolidated obligations. If we were required to make payment on consolidated obligations beyond our primary obligation, our financial condition and results of operations could be negatively affected.

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

Our business is dependent upon our computer operating systems, and an inability to implement technological changes or an interruption in our information systems may result in lost business.

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services require a complex and sophisticated operating environment supported by operating systems, both purchased and custom-developed. Maintaining the effectiveness and efficiency of the technology used in our operations is dependent on the continued timely implementation of technology solutions and systems necessary to effectively manage the Bank and mitigate risk, which may require significant capital expenditures. If we are unable to maintain these technological capabilities, including retention of key technology personnel, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised.

We rely heavily on communications and information systems furnished by third party service providers to conduct our business. Any failure, interruption, or breach in security of these systems, or any disruption of service could result in failures or interruptions in our ability to conduct business. There is no assurance that if or when such failures do occur, that they will be adequately addressed by us or the third parties on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our financial condition, results of operations, and cash flows.

Changes in general market and economic conditions and federal monetary policy may adversely affect our financial condition and result of operations.

Our financial condition and results of operations may be adversely affected by changes in the general market and conditions in the U.S. and local economy. These conditions are beyond our control, and may change suddenly and dramatically. For example, beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the U.S. and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. Credit spreads widened significantly, affecting volatility and liquidity in the debt and equity markets, particularly in the markets for mortgage-related assets. This volatility and sudden decline in liquidity has made it more difficult for us to value these types of assets that we currently hold in our portfolio. These conditions have persisted and we cannot predict how long they will exist.

In addition, recession or other economic downturn, or rising unemployment could decrease homeowner demand for mortgage loans and increase the number of homeowners who become delinquent or default on their mortgage loans. An increase in delinquencies or defaults could result in a higher level of credit losses, which could reduce our earnings. Also, decreased homeowner demand for mortgage loans could reduce loans available for purchase through our MPF Program. A recession or other economic downturn could also increase the risk that our members or counterparties will default on their obligations to us, resulting in an increase in our credit losses and a reduction in our earnings.

Furthermore, changes in the policies of the Federal Reserve Board affecting the yield on interest-earning assets and the cost of interest-bearing liabilities may also adversely impact our business growth and earnings.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of February 29, 2008, we occupy approximately 113 thousand square feet of leased office space on four floors of a 30 story building at 111 East Wacker Drive,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

Chicago, Illinois, 60601. We also maintain approximately 6 thousand square feet of leased space for an off-site back-up facility approximately 15 miles northwest of the main facility, which is on a separate electrical distribution grid.

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

The only matter submitted to a vote of members in 2007 was the annual election of directors occurring in the fourth quarter. The rules governing the election of directors were established by Finance Board regulations.

We have 16 director positions, 10 to be elected by our members and six to be appointed by the Finance Board. The allocation of elective directorships by state is determined, pursuant to the FHLB Act, based on the number of shares of capital stock required to be held by the member institutions in each state in the district at the end of the calendar year preceding the election.

The table below shows the total number of elective directorships designated by the Finance Board for each state in our district for 2008 and the number of director positions filled in our 2007 election of directors:

State	Total Elective Directorships for 2008	Directorships Elected in 2007

Illinois	6	2
Wisconsin	4	1

District total	10	3

The nomination and election of directors was conducted by mail. No in-person meeting of the members was held. An institution was eligible to nominate candidates and vote in the election if it was a stock holding member of the Bank as of December 31, 2006 (the record date for the election). For each of the director positions to be filled, an eligible institution could vote the number of shares of capital stock it was required to hold as of December 31, 2006, except that an eligible institution’s vote for each directorship could not exceed the average number of shares of capital stock required to be held by all of the member institutions in that member’s state as of December 31, 2006. Eligible institutions participating in the election could not consolidate or divide their blocks of eligible votes and were required to submit their voting ballots to us by October 26, 2007.

Our Board of Directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election. No director (except a director acting in his or her personal capacity), officer, employee, attorney, or agent of the Bank may, directly or indirectly, support the nomination or election of a particular individual for an elective directorship.

The two vacant Illinois directorships were filled without an election because the number of nominees for the state of Illinois was equal to the number of vacant directorships for Illinois. Accordingly, on September 10, 2007, incumbent directors P. David Kuhl and Kathleen E. Marinangel were declared directors-elect pursuant to the rules established by Finance Board regulations.

Out of 289 institutions eligible to vote in Wisconsin in the 2007 election, 183 participated, casting a total of 1,884,357 votes.

The table below shows the results of the 2007 director elections. These directorships have three-year terms beginning January 1, 2008, and ending December 31, 2010:

Name	Member	Votes for
William W. Sennholz President and CEO	Marshfield Savings Bank Marshfield, WI	868,776

P. David Kuhl Chairman of the Board	Freestar Bank Pontiac, Illinois	Declared Director

Kathleen E. Marinangel CEO/President and Chairman of the Board	McHenry Savings Bank McHenry, IL	Declared Director

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

The following directors continue to serve on the Board:

Directors in elective directorships:	Term Expires December 31,
Illinois
William R. Dodds, Jr. Executive Vice President and Treasurer The Northern Trust Company Chicago, Illinois	2008

Roger L. Lehmann President, CEO and Chairman The Harvard State Bank Harvard, Illinois	2009

Richard K. McCord President and Chief Executive Officer Illinois National Bank Springfield, Illinois	2008

Steven F. Rosenbaum Chairman, President and CEO Prospect Federal Savings Bank Worth, Illinois	2009

Wisconsin
Thomas L. Herlache Chairman of the Board Baylake Bank Sturgeon Bay, Wisconsin	2008

E. David Locke Chairman and CEO McFarland State Bank McFarland, Wisconsin	2009

James F. McKenna President and CEO North Shore Bank Brookfield, Wisconsin	2009

Director William R. Dodds, Jr. was appointed by our Board of Directors on July 24, 2007 to complete the term of former Director Thomas M. Goldstein. Elected directors are required by Finance Board regulations to be an officer or director of one of our members; therefore, after resigning from his position at LaSalle Bank, N.A. effective July 18, 2007, Director Goldstein became ineligible to serve on our Board of Directors.

The Finance Board issued a final rule, effective April 2, 2007, establishing procedures for the selection of appointed directors to the boards of the FHLBs. Under the rule, the FHLBs are responsible for identifying potential directors, conducting a preliminary assessment of their eligibility and qualifications, and sending up to two nominees for each vacant appointive directorship to the Finance Board for its consideration. The nominations must be accompanied by a completed eligibility form, which demonstrates the qualifications of each nominee to serve on the board of an FHLB. The Finance Board will review each nomination and decide whether to appoint directors from the submitted list of nominees. If the Finance Board declines to appoint any of the nominees, it will require the FHLB to submit additional nominees for consideration.

The terms of the two previously appointed directors expired on December 31, 2007. As of December 31, 2007, we had six vacant directorships that are subject to being filled based on the Finance Board’s adopted process. We submitted to the Finance Board the names of potential candidates to serve in these vacant appointive directorships, but we cannot predict if or when the Finance Board will complete the statutorily required appointment of directors to these vacant directorships.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our members and former members (under limited circumstances) own our capital stock, and our members elect the majority of our directors. We conduct our business almost exclusively with our members. There is no established marketplace for our capital stock and our capital stock is not publicly traded. However, members are permitted to sell or transfer capital stock to other members at par value with the Finance Board’s and our approval. For a description of our policies and related regulatory requirements and restrictions regarding capital stock redemptions, see Regulatory Developments on page 15 and Current Capital Rules on page 49.

The par value of our capital stock is $100 per share. As of February 29, 2008, we had 26,977,851 shares of capital stock outstanding, including 1,725,816 shares of mandatorily redeemable capital stock. At February 29, 2008, we had 833 stockholders of record.

Information regarding our dividends, including regulatory requirements and restrictions, is set forth in the Retained Earnings and Dividends section on page 51.

Item 6.	Selected Financial Data

For the years ended December 31,	2007	2006 Restated	2005 Restated	2004 Restated	2003
Selected Statements of Income Data
Interest income	$4,479	$4,369	$3,542	$3,209	$2,733
Net interest income	261	416	510	707	794
Non-interest income (loss)	3	(37)	(46)	(117)	(113)
Non-interest expense	131	118	131	122	86
Assessments	35	69	89	135	158

Income before cumulative effect of change in accounting principle	98	192	244	333	437
Cumulative effect of change in accounting principle [1]	-	-	-	41	-

Net income	$98	$192	$244	$374	$437

Selected Ratios and Data - Annualized
Net income to average assets	0.11%	0.22%	0.29%	0.41%	0.57%
Return on average equity	3.10%	5.20%	5.54%	7.88%	10.66%
Total average equity to average assets	3.60%	4.18%	5.21%	5.26%	5.33%
Non-interest expense to average assets	0.15%	0.13%	0.15%	0.14%	0.11%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.12%	0.28%	0.42%	0.65%	0.96%
Net interest margin on interest-earning assets	0.30%	0.48%	0.61%	0.79%	1.06%
Dividends declared [2]	$58	$107	$208	$262	$220
Annualized dividend rate declared	2.18%	3.08%	4.94%	6.13%	6.25%
Dividend payout ratio [3]	59%	56%	85%	70%	50%
[1]

Effective January 1, 2004, we changed our method of accounting for MPF Loan premiums, discounts, and other deferred loan origination fees under SFAS 91, to amortize such amounts as a component of interest income over the contractual life of the MPF Loan instead of over an estimated life.

[2]	On January 22, 2008, the Board of Directors decided not to declare a dividend in the first quarter of 2008, based on fourth quarter 2007 results.
[3]	The dividend payout ratio in this table equals the dividends declared in the year divided by net income for that year.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31,	2007	2006 Restated	2005 Restated	2004 Restated	2003
Selected Statements of Condition Data
Federal Funds sold and securities purchased under agreements to resell	$10,286	$6,470	$6,945	$5,128	$5,442
Investment securities	13,285	15,544	10,774	8,853	6,539
Advances	30,221	26,179	24,921	24,192	26,443
MPF Loans held in portfolio, net of allowance for loan losses	34,623	37,944	42,005	46,920	47,600
Total assets	89,093	86,714	85,350	85,709	86,942
Total consolidated obligations, net [1]	81,699	78,893	77,885	77,724	77,927
Total liabilities	86,024	83,618	81,200	81,061	82,369
Total capital	3,069	3,096	4,150	4,648	4,573

Other Selected Data
Regulatory capital and Designated Amount of subordinated notes	$4,342	$4,220	$4,515	$4,801	$4,542
Regulatory capital to assets ratio [2]	4.87%	4.87%	5.29%	5.60%	5.22%
All FHLBs consolidated obligations outstanding (par) [3]	$1,189,706	$951,990	$937,460	$869,242	$759,529
Number of members	841	858	881	893	884
Number of active PFIs [4]	266	265	248	232	172
Headcount (full time)	337	450	440	372	295
Headcount (part time)	6	9	6	6	6
[1]	Total consolidated obligations, net represents the consolidated obligations for which we are the primary obligor.
[2]	Regulatory capital to assets ratio is calculated as follows: regulatory capital and Designated Amount of subordinated notes divided by total assets.
[3]	We are jointly and severally liable for the consolidated obligations of the FHLBs. See Note 14 – Consolidated Obligations for further discussion on our joint and several liability.
[4]	Active PFIs are those PFIs that are currently servicing and/or credit enhancing MPF Loans.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Average Balances/Net Interest Margin/Rates

For the years ended December 31,	2007			2006 Restated			Increase/(decrease) due to
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Net Change
Assets

Federal Funds sold and securities purchased under agreements to resell	$11,264	$571	5.07%	$8,748	$443	5.06%	$127	$1	$128
Total investments [1]	14,365	798	5.56%	13,508	703	5.20%	45	50	95
Advances [1]	25,346	1,271	5.01%	25,354	1,200	4.73%	-	71	71
MPF Loans held in portfolio [1,2,3]	35,881	1,839	5.13%	39,706	2,023	5.09%	(195)	11	(184)

Total interest-earning assets	86,856	4,479	5.16%	87,316	4,369	5.00%	$(23)	$133	$110

Allowance for loan losses	(1)			-
Other assets	810			941

Total assets	$87,665			$88,257

Liabilities and Capital

Interest bearing deposits	$863	$47	5.45%	$1,074	$53	4.93%	$(10)	$4	$(6)
Securities sold under agreements to repurchase	1,200	98	8.17%	1,200	91	7.58%	-	7	7
Consolidated obligation discount notes	14,786	704	4.76%	14,846	745	5.02%	(3)	(38)	(41)
Consolidated obligation bonds [1]	65,713	3,311	5.04%	65,899	3,028	4.59%	(9)	292	283
Mandatorily redeemable capital stock	18	-	0.00%	161	5	3.11%	(4)	(1)	(5)
Subordinated notes	1,000	57	5.70%	553	31	5.61%	25	1	26

Total interest-bearing liabilities	83,580	4,217	5.05%	83,733	3,953	4.72%	$(1)	$265	$264

Other liabilities	911			835
Total capital	3,159			3,689

Total liabilities and capital	$87,650			$88,257

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.11%			0.28%

Net interest margin on interest-earning assets	$86,856	$262	0.30%	$87,316	$416	0.48%	$(22)	$(132)	$(154)

Average interest-earning assets to interest-bearing liabilities			103.92%			104.28%

In this analysis, the change due to combined volume/rate variance has been allocated to rate.

[1]	Yields/Rates are based on average amortized cost balances including premiums and discounts.
[2]	Non-accrual loans are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of $42 million and $54 million during the 12 months ended December 31, 2007 and 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For the years ended December 31,	2006 Restated			2005 Restated			Increase/(decrease) due to
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Volume	Rate	Net Change
Assets

Federal Funds sold and securities purchased under agreements to resell	$8,748	$443	5.06%	$6,988	$228	3.26%	$57	$158	$215
Total investments [1]	13,508	703	5.20%	8,186	350	4.28%	228	125	353
Advances [1]	25,354	1,200	4.73%	24,352	804	3.30%	33	363	396
MPF Loans held in portfolio [1,2,3]	39,706	2,023	5.09%	44,172	2,160	4.89%	(218)	81	(137)

Total interest-earning assets	87,316	4,369	5.00%	83,698	3,542	4.23%	$100	$727	$827

Allowance for loan losses	-			(4)
Other assets	941			826

Total assets	$88,257			$84,520

Liabilities and Capital

Interest bearing deposits	$1,074	$53	4.93%	$1,159	$36	3.11%	$(3)	$20	$17
Securities sold under agreements to repurchase	1,200	91	7.58%	1,200	57	4.75%	-	34	34
Consolidated obligation discount notes	14,846	745	5.02%	16,628	540	3.25%	(58)	263	205
Consolidated obligation bonds[1]	65,899	3,028	4.59%	60,697	2,400	3.95%	205	423	628
Mandatorily redeemable capital stock	161	5	3.11%	56	2	3.57%	4	(1)	3
Subordinated notes	553	31	5.61%	-	-	0.00%	-	31	31

Total interest-bearing liabilities	83,733	3,953	4.72%	79,740	3,035	3.81%	$148	$770	$918

Other liabilities	835			379
Total Capital	3,689			4,401

Total Liabilities and Capital	$88,257			$84,520

Interest spread between yields on interest-earning assets and interest-bearing liabilities			0.28%			0.42%

Net interest margin on interest-earning assets	$87,316	$416	0.48%	$83,698	$507	0.61%	$(48)	$(43)	$(91)

Average interest-earning assets to interest-bearing liabilities			104.28%			104.96%

In this analysis, the change due to combined volume/rate variance has been allocated to rate.

[1]	Yields/Rates are based on average amortized cost balances including premiums and discounts.
[2]	Non-accrual loans are included in average balances used to determine the yield.
[3]	Interest income includes amortization of net premiums of approximately $54 million and $97 million during the 12 months ended December 31, 2006 and 2005.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2007	2006 Restated	2005 Restated	2004 Restated	2003
Income before cumulative effect of change in accounting principle	$98	$192	$244	$333	$437
Cumulative effect of change in accounting principle	-	-	-	41	-

Net income	98	192	244	374	437
Total assessments	35	69	89	135	158
Interest portion of rental expense [1]	1	1	1	1	-
Interest expense on all indebtedness	4,217	3,953	3,035	2,502	1,939

Earnings, as adjusted	$4,351	$4,215	$3,369	$3,012	$2,534

Fixed charges:
Interest portion of rental expense [1]	$1	$1	$1	$1	$-
Interest expense on all indebtedness	4,217	3,953	3,035	2,502	1,939

Total fixed charges	$4,218	$3,954	$3,036	$2,503	$1,939

Ratio of earnings to fixed charges	1.03:1	1.07 : 1	1.11 : 1	1.20 : 1	1.31 :1

[1]	Interest component of rental expense is 20%, which approximates the imputed interest factor of the operating lease.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; economic and market conditions, including the timing and volume of market activity, inflation/deflation, and the size and volatility of the residential mortgage market; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; competitive forces, including the availability of other sources of funding for our members; changes to our capital structure from a new capital plan resulting from our submission to the Finance Board in response to the C&D Order; increased expenses for consultant studies related to our risk management policies; that it will not be feasible for us to combine our business operations with another FHLB, or, if feasible, that the banks will not agree on acceptable terms for such a combination, and if such agreement is reached, that the banks may not be able to obtain regulatory approval of the proposed combination; our ability to attract and retain skilled employees; changes in the FHLB Act or Finance Board regulations; the impact of new business strategies to develop off-balance sheet capabilities to fund MPF assets; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

demand and to manage successfully the risk associated with new products and services; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules; and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 16. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Explanatory Note

In the third quarter of 2007, we identified an accounting error related to certain FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) long-haul fair value hedge relationships of advances and consolidated obligations that were hedged at values other than par at hedge inception. The effect of the error is not material to any previously issued financial statements, however, had we corrected the effect of the error through a cumulative effect adjustment in the third quarter of 2007, such adjustment would have been material to the three and nine months ended September 30, 2007. Consequently, we were required under generally accepted accounting principles to correct the effect of this error by restating our previously issued annual financial statements presented herein, even though the impact of the error is not material to any of those years. We will correct previously issued interim quarterly financial statements for 2007 in connection with the issuance of each of our quarterly interim financial statements in 2008. In addition to restating our 2006 and 2005 financial statements herein, we also recorded a $9 million adjustment to increase 2004 ending retained earnings, reflecting the cumulative effect of the error on periods prior to 2005.

Financial statements for each individual prior period presented in this Form 10-K have been adjusted to reflect the correction of the period-specific effects of the errors. See Note 1 of this Form 10-K for further information regarding the restatement and impact to previously reported amounts.

About the Bank

We are a member-owned cooperative corporation federally chartered by the United States Congress and one of 12 Federal Home Loan Banks. We conduct our business through grouping our products and services into two operating segments – Traditional Member Finance and Mortgage Partnership Finance segment. Our Traditional Member Finance consists of advances to members, traditional funding, liquidity, derivative activities with members, standby letters of credit, investments, and deposit products. Our Mortgage Partnership Finance segment consists principally of our investments in MPF Loans through the MPF Program. The MPF Program is a secondary mortgage market structure under which we acquire MPF Loans that are eligible mortgage loans purchased and funded from or through PFIs and participations in pools of eligible mortgage loans purchased from other MPF Banks and our investment in AMA under the MPF Shared Funding Program.

Our primary funding source is proceeds from the sale of consolidated obligations to the public. Although the FHLBs are jointly and severally liable on all consolidated obligations, an individual FHLB is primarily liable for the portion of the consolidated obligation proceeds that it receives from the issuance. Additional funds are provided by deposits and capital stock issued to members. Our income is primarily generated from the spread between: the interest income we earn on advances, mortgage loans, and investments; less the interest we pay on consolidated obligations, subordinated notes, deposits, and other borrowings.

Executive Summary

Summary of Financial Results

During 2007 we continued to face earnings pressure as our net income decreased by 49% from $192 million during 2006 to $98 million for 2007. Our financial results for 2007 were most significantly impacted by a decrease of net interest income of $155 million resulting from the following factors:

•	Increased costs for funding our MPF Loan portfolio as certain bonds matured and were replaced by new non-callable and callable consolidated obligations issued at higher market interest rates.

•	Amortization of prior hedging costs into earnings under SFAS 133.

•	Interest expense on our subordinated notes and reduced capital stock available to invest in interest earning assets.

•	Increased investments in lower yielding short-term assets such as Federal Funds sold and commercial paper rather than higher yielding long-term investments such as mortgage-backed securities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our non-interest expenses for 2007 were $13 million higher than 2006 due to reduction-in-force charges and increased professional fees.

Regulatory Developments

At the request of the Finance Board, on October 10, 2007, we entered into a Consent Cease and Desist Order with the Finance Board. The C&D Order states that the Finance Board has determined that requiring us to take the actions specified in the C&D Order will “improve the condition and practices at the Bank, stabilize its capital, and provide the Bank an opportunity to address the principal supervisory concerns identified by the Finance Board.” The C&D Order places several requirements on us, including maintenance of minimum regulatory capital requirements, prior Finance Board approval of capital stock repurchases and redemptions and dividend declarations, submission of a new capital plan and submission of revised market risk management and hedging policies and procedures. Our Written Agreement with the Finance Board was terminated under the terms of the C&D Order. See Consent Cease and Desist Order on page 15.

We intend to fully comply with the C&D Order, and have already taken actions to meet many of the requirements and remain in compliance with the minimum capital and leverage requirements outlined in the C&D Order. On February 6, 2008 we submitted a capital plan and implementation strategies to the Finance Board to provide for the conversion of our capital stock under the GLB Act and we are awaiting a response. We completed a review of our market risk hedging policies, procedures and practices, and submitted revised policies and procedures to the OS Director on January 7, 2008. We have received preliminary feedback on our submission and are working to respond to questions and comments raised by the Office of Supervision staff. We expect that the implementation of revised risk management policies is likely to increase our hedging costs. See Risk Factors on page 16.

Potential Merger with the Federal Home Loan Bank of Dallas

On August 8, 2007, we announced our discussions with the FHLB of Dallas regarding the possible benefits and feasibility of a merger and those discussions are continuing. The Boards and management of the FHLB of Dallas and the Bank have been engaged in detailed negotiations and extensive due diligence regarding various business, regulatory, financial, operational, accounting, and governance issues related to a possible merger of the two banks. Although the banks have not reached an agreement and it is possible that the banks will not finalize any agreement to combine the banks, our primary objective in the analysis of this and any other strategic alternative is to achieve an outcome for our members which provides the greatest possible value of membership.

Expense Structure Review

During 2007 and in early 2008, we conducted reductions-in-force. As a result of these reductions and other attrition, our total staff has decreased from 459 at January 1, 2007 to 331 at March 1, 2008. Based upon the overall reductions in staffing, we expect a net reduction of compensation, benefits and related expenses of approximately $11 million on an annualized basis. However, the 2007 cost savings benefits of the reductions in force and other cost reduction initiatives were offset by increased operating costs for consultant and professional fees related to a review of our market risk management strategies and the development of strategic alternatives, including current merger discussions.

Member Products

During 2007, we continued to focus on transitioning to a more traditional Federal Home Loan Bank structure. Our goal in this transition has been to change the structure of our balance sheet by not replacing most of our MPF Program assets as they pay down while continuing to serve our members with this product and re-focusing on our core advances business. Our MPF Loan portfolio decreased from $37.9 billion at December 31, 2006 to $34.6 billion at December 31, 2007. Although the housing market has deteriorated over the last year, our MPF Loan portfolio has performed well and we have seen only minimal increases in delinquencies and loss severities.

We remain committed to providing the MPF Program to our members who depend on the program to provide liquidity for their mortgage activities. We have also formed a working group comprised of the FHLBs currently participating in the MPF Program to provide input regarding the development and enhancement of the MPF Program. We continue to explore off-balance sheet strategies for the MPF Program through the working group, however the current disruption in the credit markets and anticipated weakness in the housing and mortgage markets make implementing a new strategy more difficult.

During the first three quarters of 2007, we faced challenges in maintaining our advance volume as our larger members have access to competitive alternative funding sources and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

the discontinuance of voluntary capital stock redemptions and limited dividends had a negative impact on members taking out new advances in cases where they would be required to purchase additional capital stock. During this period, our advance balances declined by 6% or $1.6 billion due primarily to paydowns by two of our largest members. However, in the fourth quarter of 2007, outstanding advances grew to $30.2 billion. The increase resulted primarily from liquidity needs of our members in light of the current market volatility experienced in the housing markets by our members. The increase occurred after we announced the C&D Order and the fact that we would not conduct a voluntary stock redemption in the fourth quarter. Some members increased their outstanding advances to the extent that they had voluntary stock available to support those advances while some members purchased new capital stock.

Earnings Outlook

We expect to incur net losses beginning in the first quarter of 2008 and that those losses will continue for some period of time. The primary factor affecting our ability to generate earnings is the deferred hedging losses included in other comprehensive income and other SFAS 133 hedging adjustments on MPF Loans and consolidated obligations that will amortize into earnings over the next several years. It is expected that this will further compress spreads between our interest earning assets and our funding costs. In addition, we expect to incur increased hedging costs in current periods as we adjust our hedging strategy to maintain a more neutral exposure to interest rate changes and implement new market risk and hedging strategies as required under the C&D Order. See Duration of Equity on page 70. Based upon our projected earnings challenges, we do not anticipate paying dividends in 2008 and we cannot predict when we may resume paying dividends.

We will seek to implement strategic alternatives in 2008 to improve our earnings position, but we cannot ensure that these strategies will be effective, the length of time to implement any strategies, or how long it may take to improve our earnings position. One of the alternatives that we are pursing is a possible merger with the FHLB of Dallas. However, in the event that we were to end our merger discussions with the FHLB Dallas, we would expect to review potential balance sheet restructuring transactions, some of which may have significant short-term adverse effects, including a reduction of retained earnings.

Results of Operations

2007 compared to 2006

For the year ended December 31,	2007	2006 Restated	Change
Interest income	$4,479	$4,369	3%
Interest expense	4,217	3,953	7%
Provision for loan losses	1	-	0%

Net interest income	261	416	-37%
Non-interest income (loss)	3	(37)	108%
Non-interest expense	131	118	11%
Assessments	35	69	-49%

Net income	$98	$192	-49%

Selected Ratios - Annualized
Non-interest expense to average assets	0.15%	0.13%	0.02%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.12%	0.28%	-0.16%
Net interest margin on interest-earning assets	0.30%	0.48%	-0.18%
Return on average equity	3.10%	5.20%	-2.10%

During 2007, we continued to experience earnings pressure due to a decline in net interest income. Net income was $98 million for 2007, a decrease of $94 million or 49% compared to 2006. The decrease resulted primarily from a $155 million or 37% decline in net interest income.

Net Interest Income

Net interest income is the difference between interest income that we receive from advances, MPF Loans, investment securities and other highly liquid short-term investments (such as Federal Funds sold), and our funding costs, which include consolidated obligations, subordinated notes, and other borrowings. The decrease in net interest income and 18 basis point decline in net interest margin on interest earning assets was principally due to the following factors:

•

When we were actively growing the MPF Loan portfolio from 2001 to 2004, we historically funded these long-term assets with consolidated obligations that had a shorter term. At the time, these obligations were issued at significantly lower rates than compared to current market rates. During the course of 2007, certain consolidated obligations funding these MPF Loans matured and were replaced by new non-callable and callable debt issued at significantly higher market interest rates.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•

Historically, we have hedged the duration and convexity risks of MPF Loans by using a combination of derivatives placed in either SFAS 133 hedge relationships or economic hedge relationships. The changes in fair value of the derivatives and hedged items are shown in non-interest income. In addition, we have used callable consolidated obligations to economically hedge these risks. Because we can extinguish callable bonds at specified dates, the interest rates on callable bonds are higher than comparable non-callable bonds. During the course of 2007, we replaced maturing non-callable bonds with more callable bonds at higher interest rates which further compressed our net interest margin. This strategy has allowed us to decrease the use of derivatives to hedge our MPF Loan portfolio or economically hedge our duration and convexity profiles, which has decreased our derivatives and hedging costs shown in non-interest income.

•

Historically during the periods in which we were increasing our levels of MPF Loans outstanding from 2001 to 2004, we hedged a portion of our duration and convexity profile with interest rate swaps, caps and other derivatives in SFAS 133 hedge relationships. As our duration and convexity profile changed over time as MPF Loans paid down during subsequent years, certain SFAS 133 hedge relationships were de-designated. This has resulted in SFAS 133 hedging adjustments of consolidated obligations, MPF Loans and amounts in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments have negatively impacted our net interest income.

•

Net interest income is affected significantly by our return on invested capital. The reduction in average capital was primarily a result of capital stock redemptions during 2006 which resulted in a decrease in our net interest income. In addition, we replaced a portion of our capital stock with $1 billion in interest bearing subordinated notes in June 2006. As a result, the subordinated notes incrementally added $57 million in additional interest expense during 2007, an increase of $26 million compared to 2006.

•

Our advance business increased in the fourth quarter but was impacted by paydowns of advances by two of our largest members and reduced demand through the first nine months of 2007. During the first nine months of 2007, our outstanding advance balance decreased by 6% or $1.6 billion. Further, our yields on advances increased in 2007 but not to the same levels as market interest rates due to our strategic focus of pricing advances more competitively. Average advances to members were essentially unchanged for 2007 compared to 2006 and ended the year at $25.3 billion. We increased our outstanding advances substantially in the fourth quarter and ended the year with $30.2 billion outstanding. See Traditional Business segment on page 40.

•

During the course of 2007 we invested in shorter-term investments such as Federal Funds sold and commercial paper which typically have lower yields than longer term investments such as mortgage-backed securities.

Non-Interest Income

Non-interest income (loss) is principally comprised of net gains or losses from trading securities and net gains or losses from derivatives and hedging activities. Trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the gain or loss from trading securities. During 2007, we recognized unrealized gains from trading securities of $22 million which were offset by losses from interest rate swaps hedging these securities of $18 million.

We have hedged the duration and convexity risks of MPF Loans by using a combination of derivatives placed in either SFAS 133 hedge relationships or economic hedge relationships. Duration and convexity risks arise because of the prepayment option embedded in our MPF Loans. As interest rates become more volatile, our duration and convexity profile will change accordingly along with changes in fair value of derivatives hedging MPF Loans. During the fourth quarter of 2007, market interest rates were volatile but decreasing which exposed us to prepayment risk on MPF Loans. We recognized gains associated with hedging these risks of $16 million during the fourth quarter of 2007, which reduced our derivative hedging costs associated with MPF Loans to $7 million in 2007. During 2006, our hedging costs of MPF Loans were $51 million due principally to time decay of option contracts hedging our duration and convexity risks.

In addition, during 2007 we hedged the duration and convexity risk by using more callable bonds which typically have higher interest rates than non-callable bonds. As a result, hedging costs associated with derivatives have decreased but our net interest margin has been negatively impacted.

During 2006, market interest rates were more stable than in 2007. As a result, hedge ineffectiveness was principally a result of time decay on derivative contracts used to hedge the duration and convexity risk of MPF Loans.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Derivative gains and losses

The following table summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) for 2007 and 2006:

	2007
For the year ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$1	$-	$-	$1
Consolidated Obligations	(3)	-	-	(3)
Investments	-	-	(18)	(18)
MPF Loans	(8)	-	1	(7)
Delivery commitments on MPF Loans	-	-	-	-

Total	$(10)	$-	$(17)	$(27)

	2006
For the year ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$1	$-	$-	$1
Consolidated Obligations	(3)	-	(2)	(5)
Investments	-	-	27	27
MPF Loans	(42)	-	(9)	(51)
Delivery commitments on MPF Loans	-	-	-	-

Total	$(44)	$-	$16	$ (28)

Non-interest Expense

For 2007, non-interest expense was $131 million, up $13 million from $118 million for 2006. Compensation and benefits increased $6 million to $70 million, due principally to $7 million reduction-in-force charges recognized in the second and fourth quarters of 2007. Professional service fees totaled $13 million for the year, an increase of $2 million from 2006. Professional service fees increased due to additional consultant and legal costs associated with the C&D Order. We utilized consultants to assist us with evaluating and validating our financial models, and interest rate risk management policies and procedures. In addition, we incurred additional consultant and legal costs associated with our possible merger with the FHLB of Dallas.

The decrease in assessments directly corresponds to the reduced net income before assessments.

2006 compared to 2005

For the year ended December 31,	2006 Restated	2005 Restated	Change
Interest income	$4,369	$3,542	23%
Interest expense	3,953	3,035	30%
Provision for loan losses	-	(3)	100%

Net interest income	416	510	-18%
Non-interest income (loss)	(37)	(46)	20%
Non-interest expense	118	131	-10%
Assessments	69	89	-22%

Net income	$192	$244	-21%

Selected Ratios - Annualized
Non-interest expense to average assets	0.13%	0.15%	-0.02%
Interest spread between yields on interest- earning assets and interest-bearing liabilities	0.28%	0.42%	-0.14%
Net interest margin on interest-earning assets	0.48%	0.61%	-0.13%
Return on average equity	5.20%	5.54%	-0.34%

Net income for 2006 decreased $52 million, or 21%, to $192 million from $244 million for 2005. Our return on equity was 5.20% for 2006, compared to 5.54% in 2005.

Net Interest Income

Our decline in net income was primarily due to a decrease in net interest income. Net interest income declined by $94 million, or 18%, for 2006 compared to the prior year. Our net interest income decreased as a result of the flattening yield curve environment, impacting principally our MPF Loan portfolio. During 2006, the estimated life or duration of our MPF Loan portfolio increased as interest rates increased. As a result, our MPF Loan portfolio consisted of lower yielding mortgage loans compared to newly issued fixed-rate mortgages. Average MPF Loans outstanding decreased 10% or $4.4 billion to $39.7 billion compared to 2005. Interest income on MPF Loans decreased $137 million or 6% compared to the prior year primarily as a result of decreased purchases and fundings of MPF Loans.

In addition, during 2006 certain debt funding our MPF Loan portfolio matured. We replaced the maturing debt with new debt issuances at current market rates which were higher than the maturing debt. As a result, net interest income was negatively affected.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The decrease in net interest income also resulted from our issuance of $1 billion in subordinated notes at the end of the second quarter 2006. As a result, the subordinated notes added $31 million in additional interest expense during 2006. In addition, we had less capital stock to invest in interest earning assets due to the redemptions of voluntary stock during 2006.

Average advances outstanding increased 4% or $1.0 billion to $25.4 billion compared to $24.4 billion for the prior year. A majority of the increases resulted from overnight and short-term advances in response to member requests. The discontinuance of voluntary capital stock redemptions had a negative impact on members taking out new advances in cases where they would be required to purchase additional stock.

Total average interest-earning assets were $87.3 billion for 2006, an increase of $3.6 billion or 4%, from $83.7 billion for 2005. As MPF Loans paid down during 2006, we used the proceeds to purchase shorter-term investments to maintain our liquidity position. In addition, we used additional fundings from consolidated obligations to purchase longer-term investments, principally comprising of MBS.

Average interest bearing liabilities totaled $83.7 billion for 2006; an increase of $4.0 billion compared to $79.7 billion for 2005. The increase was primarily a result of increased issuances of consolidated obligations to fund investments in MBS and issuance of subordinated notes to support our redemptions of voluntary capital stock.

Non-interest Income

Non-interest income (loss) was a net loss of $37 million in 2006, an improvement of $9 million over 2005. Non-interest income (loss) is principally comprised of net gains or losses from trading securities and net gains or losses from derivatives and hedging activities. Trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the gain or loss from trading securities. During 2006, we recognized unrealized losses from trading securities of $21 million which were offset by gains from interest rate swaps hedging these securities of $27 million.

We hedged the duration and convexity risks of MPF Loans by using a combination of derivatives placed in either SFAS 133 hedge relationships or economic hedge relationships. During 2006, we recognized hedge ineffectiveness of $42 million and additional derivative loses from economic hedges of MPF Loans of $9 million. During 2006 we hedged more MPF Loan balances using derivative instruments than in the prior year, which contributed to greater income volatility.

The following table summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) for 2006 and 2005:

	2006
For the years ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$1	$-	$-	$1
Consolidated Obligations	(3)	-	(2)	(5)
Investments	-	-	27	27
MPF Loans	(42)	-	(9)	(51)
Delivery commitments on MPF Loans	-	-	-	-

Total	$(44)	$-	$16	$(28)

	2005 Restated
For the years ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$1	$(3)	$-	$(2)
Consolidated Obligations	-	4	-	4
Investments	-	-	19	19
MPF Loans	(28)	-	(14)	(42)
Delivery commitments on MPF Loans	-	-	-	-

Total	$(27)	$1	$5	$(21)

Non-interest Expense

Non-interest expense decreased $13 million or 10% to $118 million for 2006. Compensation costs increased $9 million or 16% for 2006 compared to 2005, primarily due to an increase in the number of employees needed to support increased regulatory requirements for risk management, compliance with the Sarbanes-Oxley Act of 2002, financial reporting, and internal audit. Professional service fees decreased by $4 million in 2006 due to a decreased use of outside professional consultants as we completed initiatives required by the Written Agreement. In the fourth quarter of 2005, we recognized a $10 million software impairment charge. We had no such charge in 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Operating Segment Results

We manage our operations by grouping products and services into two operating segments.

•

The Traditional Member Finance segment, which includes traditional funding, liquidity, advances to members, derivative activities with members, standby letters of credit, investments, and deposit products.

•	The MPF segment, which includes primarily MPF Loans and MPF Shared Funding investment securities.

See Note 23 – Segment Information for our segment income and expense allocation policies and a reconciliation of segment results to our total Bank results.

Traditional Member Finance Segment

Results of Operations – 2007 Compared to 2006

The following table summarizes the results for the Traditional Member Finance segment for the years indicated:

For the year ended December 31,	2007	2006 Restated	Change
Interest income	$2,617	$2,305	14%
Interest expense	2,393	2,156	11%
Provision for credit losses	-	-	0%

Net interest income	224	149	50%
Non-interest income (loss)	9	2	350%
Non-interest expenses	61	55	11%
Assessments	45	25	80%

Net Income	$127	$71	79%

For 2007, the Traditional Member Finance Segment’s net income was $127 million, an increase compared to the prior year. The increase was primarily due to the increase in net interest income for 2007, which resulted from the following factors:

•	Average balances were higher for short-term investment securities and liquid investments, such as Federal Funds.

•	Market interest rates increased.

For 2007, non-interest income (loss) increased compared to the prior year primarily due to net gains on investment securities classified as trading, which were partially offset by losses recognized on interest rate swaps used to economically hedge these investments.

For 2007, non-interest expense increased compared to the prior year primarily due to severance arrangements for our reduction in force during the year.

The following tables summarize the major assets of the Traditional Member Finance segment and detail by advance type:

December 31,	2007	2006	Change
Advances	$30,221	$26,179	15%
Investment securities	12,952	15,175	-15%
Federal Funds sold and securities purchased under agreement to resell	10,286	6,470	59%
Other assets	312	490	-36%

Total Assets	$53,771	$48,314	11%

Detail of advances by type-
Fixed-rate	$16,476	$15,105	9%
Variable-rate	6,593	6,210	6%
Putable-rate	6,481	4,538	43%
Other advances	495	388	28%

Total par value of advances	30,045	26,241	14%

SFAS 133 hedging and other adjustments	176	(62)	-384%

Total advances	$30,221	$26,179	15%

Average advances were flat during 2007. However, advances increased significantly in the fourth quarter of 2007, primarily due to increased borrowings from members after we announced the C&D Order and the fact that we would not conduct voluntary capital stock redemptions in the fourth quarter. We believe the increase in advances was due in part to member demand for liquidity given the current market volatility experienced in the housing markets by our members. Some members increased their outstanding advances to the extent that they had voluntary stock available to support those advances, while some members purchased new capital stock.

Prior to the fourth quarter, advance balances had declined due to paydowns by two of our largest members, LaSalle Bank, N.A. and MidAmerica Bank, FSB, which were acquired by financial institutions located outside of our district. In addition, we did not experience a dramatic increase in advances from our remaining members as compared to the FHLB System because most of our

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

members do not have large mortgage origination platforms nor do they regularly access the capital markets for funding.

At December 31, 2007 and 2006, we had 660 and 593 advance borrowers. The table below sets forth the outstanding par amount of advances of the largest five advance borrowers:

	Five Largest Advance Borrowers
December 31,	2007		2006
	Par	%	Par	%
LaSalle Bank, N.A. [1]	$4,116	14%	$4,416	17%
M & I Marshall & Ilsley Bank	2,694	9%	2,394	9%
State Farm, F.S.B.	2,175	7%	1,563	6%
Harris National Association	2,000	7%	n/a	-
One Mortgage Partners Corp./ JPMorgan Chase [2]	1,650	5%	1,615	6%
Mid America Bank, FSB [3]	783	3%	2,155	8%
All Other Members	16,627	55%	14,098	54%

Total advances at par	$30,045	100%	$26,241	100%

n/a	Amount was less than the five largest advance borrowers for year indicated.
[1]	LaSalle Bank, N.A. is a subsidiary of Bank of America Corporation.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]	MidAmerica Bank, FSB became ineligible for membership due to an out-of-district merger with National City Bank, effective on February 9, 2008.

On October 1, 2007, Bank of America completed its purchase of LaSalle Bank Corporation, parent of our member LaSalle Bank N.A. Since the acquisition, LaSalle has maintained an active relationship with us. However, we cannot predict if Bank of America will maintain LaSalle’s business, charter or membership with us.

MidAmerica Bank FSB became ineligible for membership effective February 9, 2008, due to an out-of-district merger with National City Bank. At December 31, 2007 we held $783 million par value of advances outstanding to MidAmerica, 3% of the total par value of advances outstanding. As of February 9, 2008, MidAmerica increased its advances outstanding to $2.4 billion. These advances mature in various terms ranging from 1 week to 3.4 years.

Investment securities, which exclude MPF Shared Funding securities, were lower at December 31, 2007, compared to

December 31, 2006 due principally to paydowns within our MBS investment portfolio. During 2006 we actively purchased MBS investments. We subsequently put on hold additional purchases after the first quarter of 2007.

Results of Operations – 2006 Compared to 2005

The following table summarizes the results for the Traditional Member Finance segment for the years indicated:

For the year ended December 31,	2006 Restated	2005 Restated	Change
Interest income	$2,305	$1,350	71%
Interest expense	2,156	1,237	74%
Provision for credit losses	-	-	0%

Net interest income	149	113	32%
Non-interest income (loss)	2	2	0%
Non-interest expenses	55	49	12%
Assessments	25	17	47%

Net Income	$71	$49	45%

For 2006, Traditional Member Finance segment net income was $71 million representing an increase compared to the prior year. The increase in net income was primarily due to the increase in net interest income. The increase in net interest income was primarily due to the increase in the interest yield on advances of 143 basis points versus the rate increase on our average long- and short-term consolidated obligations of 87 points.

Non-interest income (loss) remained unchanged for 2006 compared to the prior year. Total assessments increased for 2006 due to the higher income before assessments.

Mortgage Partnership Finance Segment

Results of Operations – 2007 Compared to 2006

The following table summarizes the results for Mortgage Partnership Finance segment for the years indicated:

For the years ended December 31,	2007	2006 Restated	Change
Interest income	$1,862	$2,064	-10%
Interest expense	1,824	1,797	2%
Provision for credit losses	1	-	0%

Net interest income	37	267	-86%
Non-interest income (loss)	(6)	(39)	85%
Non-interest expenses	70	63	11%
Assessments	(10)	44	-123%

Net Income (Loss)	$(29)	$121	-124%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For 2007, the Mortgage Partnership Finance segment had a net loss of $29 million, representing a decline in net income compared to the prior year. The net loss was primarily due to the decline in net interest income for 2007, which resulted primarily from the following factors:

•	A reduction in outstanding MPF Loans and increased replacement funding costs as lower-cost liabilities funding MPF Loans matured.

•	SFAS 133 hedging adjustments are deferred and amortized into earnings over the contractual life of the individual MPF Loans, causing variability in interest income as interest rates rise or fall.

The following tables summarize information related to our net premium/(discount) and cumulative basis adjustments on MPF Loans:

As of December 31,	2007	2006
Net premium balance on MPF Loans	$177	$209
Cumulative basis adjustments on MPF Loans [1]	80	20
Cumulative basis adjustments closed portion	(33)	(47)
MPF Loans, par balance	34,367	37,713
Premium balance as a percent of MPF Loans	0.52%	0.55%

Years ended December 31,	2007	2006	2005
Net premium amortization expense	$42	$54	$97
Net amortization expense (income) of closed basis adjustments	(6)	(13)	2
[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

The change in cumulative basis adjustments on MPF Loans is attributable to changes in fair value of MPF Loans hedged under SFAS 133. As interest rates decreased during 2007, the change in fair value of MPF Loans increased, causing the cumulative basis adjustment to increase.

Non-interest income (loss) for 2007 declined compared to the prior year primarily due to a decrease in derivative and hedging losses associated with the MPF Loans.

The following table summarizes the major assets of the Mortgage Partnership Finance segment:

December 31,	2007	2006	Change
MPF Loans, net	$34,623	$37,944	-9%
Investments-MPF Shared Funding securities	333	369	-10%
Other Assets	366	87	321%

Total Assets	$35,322	$38,400	-8%

The decline in total MPF assets was due primarily to principal paydowns and maturities of existing MPF Loans, which have exceeded new purchases and fundings. MPF Shared Funding securities declined as principal balances on the underlying mortgages were paid down. We have not acquired new MPF Shared Funding securities since 2003. The increase in other assets was attributable to a $289 million increase in derivative assets purchased to hedge our duration and convexity profile of MPF Loans.

The following table summarizes MPF Loan information by product at December 31, 2007 and 2006:

	December 31, 2007
MPF Loans by type as of	Medium Term [1]	Long Term [2]	Total
MPF Program Type-
Conventional Loans-
Original MPF	$1,626	$3,784	$5,410
MPF 100	1,758	3,134	4,892
MPF 125	286	694	980
MPF Plus	7,271	11,263	18,534
Government loans	274	4,277	4,551

Total par value of MPF Loans	$11,215	$23,152	34,367

Agent fees, premium (discount)			177
Loan commitment basis adjustment			(12)
SFAS 133 hedging adjustments			92
Receivable from future performance CE fees			1
Allowance for loan loss			(2)

Total MPF Loans, net			$34,623

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

	December 31, 2006
MPF Loans by type as of	Medium Term [1]	Long Term [2]	Total
MPF Program Type-
Conventional Loans-
Original MPF	$1,750	$3,447	$5,197
MPF 100	1,997	3,171	5,168
MPF 125	303	607	910
MPF Plus	8,555	12,665	21,220
Government loans	328	4,890	5,218

Total par value of MPF Loans	$12,933	$24,780	37,713

Agent fees, premium (discount)			211
Loan commitment basis adjustment			(14)
SFAS 133 hedging adjustments			34
Receivable from future performance CE fees			1
Allowance for loan loss			(1)

Total MPF Loans, net			$37,944

[1]	Contractual maturity of 15 years or less.
[2]	Contractual maturity of greater than 15 years.

The par value of MPF Loans purchased or funded by MPF product type during 2007 and 2006, were as follows:

For the years ended December 31,	Purchased / funded
	2007	2006	2005
MPF Product Type-
Original MPF	$845	$765	$1,086
MPF 100	364	314	535
MPF 125	174	131	263
MPF Plus	44	230	1,043
MPF Government	108	113	1,201

Total par value of MPF Loans purchased/funded	$1,535	$1,553	$4,128

We continue to purchase and fund MPF Loans from our PFIs. During the fourth quarter of 2007, we completed the purchase of participations from other FHLBs and are no longer purchasing participation interests. The total number of our PFIs that actively participate in the MPF Program has remained stable.

In our role as MPF Provider, we establish the eligibility rules for MPF Loans. The PFI may be required to repurchase an MPF Loan when it fails to comply with the requirements of the PFI Agreement, MPF Origination Guide, MPF Servicing Guide, applicable law, or terms of mortgage documents. Reasons for which a PFI could be required to repurchase an MPF Loan include, but are not limited to, MPF Loan ineligibility, failure to deliver a qualifying promissory note and certain other relevant documents to an approved custodian, a servicing breach, fraud or other misrepresentation.

In addition, a PFI may, under the terms of the MPF Servicing Guide, elect to repurchase any Government MPF Loan for an amount equal to 100% of the Government MPF Loan’s then-current scheduled principal balance and accrued interest thereon provided no payment has been made by the borrower for three consecutive months. This policy allows PFIs to comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance guaranty coverage.

We have not experienced any losses related to a PFI’s failure to repurchase conventional MPF Loans or MPF Government Loans when PFIs were required to make repurchases under the terms of the MPF Guides.

Set forth below is a table describing PFI repurchases for MPF Loans from us for the years ended December 31, 2007 and 2006:

Year ended December 31,	2007	2006
Conventional MPF Loans-
Repurchased	$7	$13
Average daily balance	$31,028	$34,033
% Repurchased	0.02%	0.04%
Quantity repurchased	126	186

MPF Government Loans-
Repurchased	$43	$35
Average daily balance	$4,853	$5,659
% Repurchased	0.89%	0.62%
Quantity repurchased	582	473

Results of Operations – 2006 Compared to 2005

The following table summarizes the results for the Mortgage Partnership Finance segment for the years indicated:

For the years ended December 31,	2006 Restated	2005 Restated	Change
Interest income	$2,064	$2,192	-6%
Interest expense	1,797	1,798	0%
Provision for credit losses	-	(3)	100%

Net interest income	267	397	-33%
Non-interest income (loss)	(39)	(48)	19%
Non-interest expenses	63	82	-23%
Assessments	44	72	-39%

Net Income	$121	$195	-38%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For 2006, Mortgage Partnership Finance segment net income was $121 million representing a decline compared to the prior year. The decrease in net income was primarily due to the decline in net interest income for 2006, which resulted primarily from the following factors:

•	Average MPF Loans held in portfolio decreased $4.5 billion or 10% from 2005, resulting in a reduction of MPF Loan interest income due to volume changes of $218 million.

•

Rising interest rates resulted in slower pre-payments of MPF Loans and fewer MPF Loans available for purchase at higher interest rates as well as more interest expense on consolidated obligations that were issued as existing consolidated obligations matured.

The improvement in non-interest income (loss) for 2006 compared to the prior year was primarily due to a reduction in losses from derivatives and hedging activities related principally to hedges on MPF Loans and other economic hedges.

Non-interest expenses decreased primarily as a result of the $10 million software impairment charge recognized in 2005. REFCORP and AHP assessments decreased as a result of the reduction in the Mortgage Partnership Finance segment’s income before assessments.

Liquidity, Funding, & Capital Resources

Liquidity

We are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by our Board of Directors. We need liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. We seek to be in a position to meet our members’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Our primary sources of liquidity are short-term liquid assets, primarily overnight and term Federal Funds sold and commercial paper. Other sources of liquidity include trading securities, maturing advances, and the issuance of new consolidated obligation bonds and discount notes.

We use three different measures of liquidity as follows:

Overnight Liquidity.  Our Asset/Liability Management Policy requires us to maintain, for each day, overnight liquid assets at least equal to 5% of total assets, or a level approved by our Market Risk Committee and reported to our Asset Liability Committee. For this purpose, overnight liquidity includes money market assets (including Federal Funds sold) with one day to maturity and inter-FHLB loans with one day to maturity. As of December 31, 2007, we had excess overnight liquidity of $5.8 billion.

Deposit Coverage.  To support our member deposits, Finance Board regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of December 31, 2007, we had excess liquidity of $32.0 billion to support member deposits.

Contingency Liquidity.  Finance Board regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a nationally recognized statistical rating organization. Our Asset/Liability Management Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. At December 31, 2007 our contingent liquidity exceeded our liquidity needs by $12.2 billion.

Following is a table that displays our liquidity needs over a five business day period, the sources of liquidity that we hold to cover the requirements, and the holdings in excess of the requirements as of December 31, 2007. Excess liquidity assumes a “scenario event,” a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue any new consolidated obligations or borrow unsecured funds from other sources (e.g. Federal Funds purchased or customer deposits).

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Cumulative Five Business Days Liquidity Measurement as of December 31, 2007
Cumulative Five Business Days
Liquidity Sources
Consolidated obligations traded but not settled	$40
Contractual maturities cash, Federal Funds sold, resale agreements	10,303
Maturing advances	1,549
Investment securities/loans eligible for sale/resale	9,800

Total Sources	21,692

Liquidity Uses and Reserves
Contractual principal payments	8,272
Reserves [1]	1,225

Total Uses and Reserves	9,497

Net Liquidity	$12,195

[1]	Reserve is equal to $1 billion plus 25% of customer deposits.

In light of available liquidity described above, we expect to be able to remain in compliance with our liquidity requirements.

On December 27, 2007, we transferred from our AFS portfolio to our HTM portfolio certain privately-issued investment grade collateralized mortgage obligations. The fair value of the securities at the time of transfer was $1.464 billion. This transfer did not have a significant impact to our liquidity measures.

Federal Reserve Board’s Payments System Risk Policy.

Under the Federal Reserve Board’s Payments System Risk Policy, Federal Reserve Banks release GSE debt principal and interest payments to investors only when the issuer’s account contains sufficient funds to cover these payments. If a GSE issuer’s principal and interest is not received by the Federal Reserve Bank by specified daily cutoff times, a default event would occur. We have entered into an agreement with the other FHLBs and the Office of Finance to revise the intraday funding and liquidity process to provide a mechanism for the FHLBs to provide liquidity in the event of a failure by one or more FHLBs to timely meet their obligations to make payments on consolidated obligations. The process includes issuing overnight consolidated obligations directly to a FHLB that provides funds to avert a shortfall in the timely payment of principal and interest on any consolidated obligations. We may increase our liquidity ratio for the month of July each year to mitigate the risk that we are required to fund under the

Federal Home Loan Banks P&I Funding and Contingency Plan Agreement. Through the date of this report, no FHLB has been required to fund under this contingency agreement.

Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2007, the FHLB consolidated obligations are “AAA/Aaa” rated by S&P and Moody’s. We also have access to short-term and long-term debt markets.

Our total balance outstanding for consolidated obligations increased $2.8 billion at December 31, 2007, compared to December 31, 2006. The increase in consolidated obligations was a result of additional funding required for maturing and called debt. Deposits decreased $0.3 billion to $1.2 billion at December 31, 2007, compared to 2006. The change was primarily a result of a decrease in FDIC deposits.

We are the primary obligor for the portion of consolidated obligations that are issued on our behalf and for which we receive proceeds. We are also jointly and severally liable with the other 11 FHLBs for the payment of principal and interest on consolidated obligations of all the FHLBs.

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

The Finance Board, in its discretion, may require us to make principal or interest payments due on any of the FHLBs’ consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non–complying FHLB. However, if the Finance Board determines that the non–complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the Finance Board may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine, even in the absence of a default event by the primary obligor.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The Finance Board has never called on us to repay the principal or interest on any other FHLB’s consolidated obligations. No liability has been recorded for the joint and several obligations related to the other 11 FHLBs’ share of the consolidated obligations due to the high credit quality of every other FHLB.

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

•	other securities that are rated "Aaa" by Moody’s or “AAA” by S&P.

We were in compliance with this requirement at all times during 2007. At December 31, 2007, the Bank had eligible assets free from pledges of $87.3 billion, compared to its participation in outstanding consolidated obligations of $81.7 billion.

The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides us with information on capital market developments, manages our relationship with ratings agencies with respect to consolidated obligations, and prepares the FHLBs’ combined quarterly and annual financial statements. In addition, it administers payments to REFCORP and the Financing Corporation, two Corporations established by Congress in the 1980s to provide funding for the resolution and disposition of insolvent savings institutions.

In recent years, the FHLBs and other housing GSEs have faced a significant amount of negative publicity, which occasionally has adversely affected our cost of funds temporarily. However, we believe that other factors, such as supply and demand of GSE debt obligations and other credit market conditions, have had a much greater impact on the cost of funds. We believe that investors have recognized the inherent strength of the FHLBs’ joint and several obligation to pay the principal of and interest on the consolidated obligations, and that the combined strength of the FHLBs has lessened investor reaction to the recent adverse publicity surrounding certain individual FHLBs.

We also use a limited amount of repurchase agreements as a source of funding and identify these transactions as long-term borrowings. We are required to deliver additional collateral should the market value of the underlying securities decrease below the market value required as collateral.

Consolidated Obligation Bonds

Consolidated obligation bonds (“bonds”) satisfy term funding requirements and are issued under various programs. The maturities of these securities may range from one to 30 years, but the maturities are not subject to any statutory or regulatory limit. The bonds can be fixed or adjustable rate, and callable or non-callable. We also offer fixed-rate, non-callable (bullet) bonds via the FHLBs' Tap issue program. This program uses specific maturities that may be reopened daily during a three month period through competitive auctions. The goal of the Tap program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

The Tap issue program aggregates the most common maturities issued over a three month period rather than frequently bringing numerous small bond issues of similar maturities to market. Tap issues generally remain open for three months, after which they are closed and a new series of Tap issuances is opened to replace them. The Tap issue program has reduced the number of separate bullet bonds issued.

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

We may also request specific bonds to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in a bond selling group. One or more other FHLBs may request amounts of the same bonds to be offered for sale for their benefit via the same auction. We may receive from 0% to 100% of the proceeds of the bonds issued via competitive auction depending on:

•	the amount and cost for the bonds bid by underwriters;

•	the maximum cost we or other FHLBs participating in the same issue, if any, are willing to pay for the bonds; and

•	guidelines for allocation of the bond proceeds among multiple participating FHLBs administered by the Office of Finance.

We also participate in the Global Issuances Program. The 5-year and 10-year Global Issuances Program commenced in 2002 through the Office of Finance with the objective of providing funding to FHLBs at lower interest costs than consolidated obligations issued through the Tap issue program or through medium term notes. Consolidated obligations issued under the Global Issuances Program has resulted in lower interest costs because issuances occur less frequently, are larger in size, and are placed by dealers to investors via a syndication process.

We utilized the Global Issuances Program principally as a source of 5-year and 10-year funding for our MPF Loan portfolio. At present, the need to be primary obligor on significant amounts of global debt issuances has greatly diminished as our MPF Loan volume and balances have decreased.

Consolidated obligation bonds constitute the largest portion of our funding. At December 31, 2007, bonds represented 77% of the total consolidated obligations (bonds and notes) outstanding, down from 86% at December 31, 2006. We increased our funding with shorter-term discount notes, consistent with the increase in our short-term assets, such as shorter-term investments, short-term advances, and variable-rate advances.

The table below summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	2007
December 31, (par value)	Bonds	Discount Notes	Total
FHLB System	$811,354	$378,352	$1,189,706
FHLB Chicago as primary obligor	$64,085	$19,093	$83,178
As a percent of the FHLB System	7.9%	5.0%	7.0%

	2006
December 31, (par value)	Bonds	Discount Notes	Total
FHLB System	$793,868	$158,122	$951,990
FHLB Chicago as primary obligor	$69,652	$11,226	$80,878
As a percent of the FHLB System	8.8%	7.1%	8.5%

Consolidated Obligation Discount Notes

The FHLBs sell consolidated obligation discount notes (“discount notes”) in the capital markets to provide short–term funds for advances to members, for seasonal and cyclical fluctuations in savings flows, and for mortgage financing and short-term investments. Discount notes have maturities up to 360 days and are sold through a selling group and through other authorized securities dealers. Discount notes are sold at a discount and mature at par.

On a daily basis, we may request specific amounts of discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the selling group. One or more other FHLBs may also request an amount of discount notes with the same maturity to be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBs when underwriters in the selling group submit orders for the specific discount notes offered for sale. We may receive from zero to 100% of the proceeds of the discount notes issued via this process depending on: the maximum costs we or other FHLBs participating in the same discount notes, if any, are willing to pay for the discount notes; the amount of orders for the discount notes submitted by underwriters; and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Twice weekly, we may also request specific amounts of discount notes with fixed maturity dates ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the selling group. One or more FHLBs may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. We may receive from zero to 100% of the proceeds of the discount notes issued via competitive auction depending on the amounts and costs for the discount notes bid by the underwriters and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance. The majority of our issuances is conducted via the twice weekly auctions.

The following is a summary of short-term borrowings consisting primarily of discount notes:

December 31,	2007	2006
Carrying value outstanding	$19,057	$11,166
Weighted average rate at year-end	3.75%	5.04%
Daily average outstanding for the year	$14,786	$14,846
Weighted average rate for the year	4.76%	5.02%
Highest outstanding at any month-end	$19,165	$17,238

Our balance in short-term discount notes increased $7.9 billion as of December 31, 2007, compared to December 31, 2006. Discount notes are a significant funding source for us. We use discount notes to fund shorter-term investments, short-term advances, and variable-rate advances. Discount notes comprised 23.3% of outstanding consolidated obligations at December 31, 2007. Changes in discount notes are consistent with the increase in our short-term assets.

At December 31, 2007, we held $25 million of consolidated obligations at fair value and par value of other FHLBs that were purchased from 1995 to 1997. These consolidated obligations are scheduled to mature in 2008. These are classified as investment securities – trading on the statements of condition. We do not intend to purchase any additional consolidated obligations of other FHLBs.

Debt Transfer Activity

Any consolidated obligation on the statements of condition may be transferred. We consider such transfers at the request of another FHLB and accommodate such requests on a case-by-case basis. We are not obligated to provide funding to other FHLBs. The transfer of our consolidated obligations is predicated on whether such transfers are economically beneficial to us. All debt transfers must fit within our overall asset/liability management, income, and risk management objectives.

Debt transfer activity is now insignificant compared to years prior to 2005, because our capacity for excess fundings has decreased as MPF Loan purchases and fundings have decreased. In 2007 we had less than $1 million in gains on the extinguishment of consolidated obligations related to debt transfers to other FHLBs. In 2006 and 2005 we recognized gains of $5 million and $7 million.

Subordinated Notes

Under the FHLB Act, no FHLB is permitted to issue individual debt unless it has received approval from the Finance Board. As approved by the Finance Board, on June 13, 2006, we issued $1 billion of 10-year subordinated notes that mature on June 13, 2016. Moody’s and S&P have rated the subordinated notes “Aa2” and “AA-.” The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank. The subordinated notes are unsecured obligations and rank junior in priority of payment to our “senior liabilities.” Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

Senior liabilities do not include our existing and future liabilities related to payments of junior equity claims (payments to, and redemptions of shares from, holders of our capital stock are referred to as “junior equity claims”) and payments to, or redemption of shares from, any holder of our capital stock that is barred or required to be deferred for any reason, such as noncompliance with any minimum regulatory capital requirement applicable to us. Also, senior liabilities do not include any liability that, by its terms, expressly ranks equal with or junior to the subordinated notes. Pursuant to an order of the Finance Board, we will not make any payment to, or redeem shares from, any holder of capital stock that we are obligated to make, on or after any applicable interest payment date or the maturity date of the subordinated notes unless we have paid, in full, all interest and principal due in respect of the subordinated notes on a particular date.

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

The subordinated notes may not be redeemed, in whole or in part, prior to maturity, and do not contain any provisions permitting holders to accelerate the maturity thereof on the occurrence of any default or other event. The subordinated notes were issued at par and accrue interest at a rate of 5.625% per annum. Interest is payable semi-annually in arrears on each June 13 and December 13, commencing December 13, 2007. We will defer interest payments if five business days prior to any interest payment date we do not satisfy any minimum regulatory leverage ratio then applicable to us.

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2007, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

Deposits

We accept deposits from our members, institutions eligible to become our members, institutions for which we are providing correspondent services, other FHLBs, and other government instrumentalities such as the FDIC. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to deposits see Liquidity on page 44.

The table below presents the maturities for term deposits in denominations of $100,000 or more:

December 31,	2007	2006
By remaining maturity - 3 months or less	$114	$67
Over 3 months but within 6 months	-	27
Over 6 months but within 12 months	-	1

Total	$114	$95

Capital Resources

Current Capital Rules

Under the FHLB Act, our members are currently required to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year end, or 5% of their outstanding advances, with a minimum purchase of $500. Members may hold capital stock in excess of the foregoing statutory requirement (“voluntary capital stock”). However, we no longer accept new voluntary stock investments in capital stock.

Our members are permitted to sell or transfer capital stock to other members at par value with approval from the Finance Board and us. Our capital stock is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements and the OS Director has approved the redemption, as further discussed below. Members that withdraw from membership must wait five years before being readmitted.

Our policy from May 2006 to October 2007 had been to redeem voluntary capital stock during announced redemption windows authorized by the Finance Board, in accordance with our capital stock redemption guidelines and subject to meeting our minimum regulatory capital requirements. Based on that policy, we redeemed $795 million of voluntary capital stock from members in June 2006 and another $375 million of voluntary capital stock in December 2006. This resulted in approximately 60% of voluntary capital stock outstanding as of December 31, 2005 being redeemed by the end of 2006. We did not conduct any redemptions of voluntary capital stock during 2007.

After entering into the C&D Order with the Finance Board on October 10, 2007, our capital stock repurchases and redemptions require prior approval of the OS Director, who may approve our request for such approval if he determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations. The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires us to create a new capital structure, as further discussed in GLB Act Requirements below .. Until such time as we fully implement a new capital plan, the following capital rules remain in effect.

Minimum Regulatory Capital Requirements

We are currently subject to minimum regulatory leverage and other regulatory capital requirements pursuant to Finance Board capital regulations and the C&D Order. For a

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

discussion of these minimum regulatory capital ratio and regulatory capital stock plus subordinated notes requirements see Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock.

In connection with the Finance Board’s approval of issuing subordinated notes, the Finance Board also granted approvals and waivers to allow us to include a percentage of the outstanding principal amount of the subordinated notes (“Designated Amount”) in determining compliance with our regulatory capital ratio, minimum regulatory capital stock and Designated Amount of subordinated notes requirement, and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities, and unsecured credit, subject to phase-outs beginning in the sixth year as set forth in Note 15 – Subordinated Notes.

GLB Act Requirements

We are required to implement a new capital plan under the GLB Act. Once we implement a new capital plan, we will be subject to post - GLB Act regulatory leverage ratio and risk-based capital requirements. The Finance Board originally approved our capital plan on June 12, 2002. While under the Written Agreement with the Finance Board, we delayed implementation of a new capital plan until a time mutually agreed upon between us and the Finance Board. As required by the C&D Order and as further discussed in Regulatory Developments on page 15, we submitted a capital plan and implementation strategies on February 6, 2008 to provide for the conversion of our capital stock under the GLB Act.

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

The Finance Board's rule implementing the GLB Act defines total capital for regulatory capital purposes as the sum of our permanent capital, plus the amounts paid in by our members for Class A capital stock, plus the amount of any general allowance for losses and the amount of other instruments identified in the capital plan that the Finance Board has determined to be available to absorb losses incurred. The Finance Board’s rule defines permanent capital as the amount paid-in for Class B stock, plus the amount of retained earnings, as determined in accordance with GAAP.

Once we implement our new capital plan and subject to any applicable transition provisions, we will be subject to a 5% minimum leverage ratio based on total capital, which includes a 1.5 weighting factor applicable to permanent capital to total assets, and to a 4% minimum total capital to total assets ratio that does not include the 1.5 weighting factor applicable to permanent capital (which may be increased by the Finance Board with respect to an individual FHLB). In addition, after implementing our new capital plan and subject to any applicable transition provisions, we will be subject to a risk-based capital requirement, that will require us to maintain permanent capital in an amount equal to the sum of a credit risk capital requirement, market risk capital requirement and operations risk capital requirement (which may be increased by the Finance Board with respect to an individual FHLB).

Under the GLB Act and the Finance Board rule, there is no specified date by which we must implement our capital plan. The Finance Board may approve a capital plan that includes a transition provision that would allow a period of time, not to exceed three years, during which an FHLB must increase its total capital and permanent capital to levels that are sufficient to permit the FHLB to comply with its minimum leverage capital requirement and its minimum risk-based capital requirement. Under the Finance Board rule, if an FHLB will not be in compliance with the minimum leverage requirement and the risk-based capital requirement as of the effective date of its capital plan, the FHLB must maintain compliance with the Regulatory Leverage Limit and include in its capital plan a description of the steps it will take to achieve compliance with the total capital to assets requirement, the minimum leverage ratio and the risk-based capital requirements. When the FHLB has achieved compliance with these requirements, the Regulatory Leverage Limit will cease to apply to the FHLB. See Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock for a definition of Regulatory Leverage Limit.

The subordinated notes would not qualify as permanent capital under the Finance Board’s rule implementing the GLB Act, and the Finance Board’s approval of our issuance of the subordinated notes does not address any potential inclusion of the subordinated notes in the calculation of total capital under a new capital plan. There is no assurance that we would receive regulatory approval to include some or all of the outstanding subordinated notes in calculating compliance with the leverage requirements of the GLB Act under a new capital plan.

Capital Amounts

Total capital, which includes retained earnings and OCI, decreased $27 million for the year ended December 31, 2007, as compared to December 31, 2006. Capital stock

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

increased $74 million or 3%. We reclassified $14 million of capital stock to mandatorily redeemable capital stock related to member mergers and withdrawals. We also issued $88 million of capital stock, primarily due to the statutory requirement that members must purchase capital stock equal to the greater of 1% of their mortgage related assets or 5% of their outstanding advances. For a table summarizing our concentration of capital stock by member, see Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock.

On October 1, 2007, Bank of America completed its purchase of LaSalle Bank Corporation, parent of our member LaSalle Bank N.A. Bank of America, which is headquartered outside of our district in Charlotte, North Carolina, or its subsidiaries maintain memberships with the FHLBs of Atlanta, Boston, Indianapolis, New York, San Francisco, and Seattle. LaSalle Bank held capital stock of $230 million at December 31, 2007, representing 9% of our capital stock balance.

MidAmerica Bank FSB became ineligible for membership with us due to an out-of-district merger with National City Bank, effective February 9, 2008. MidAmerica held capital stock of $146 million at December 31, 2007, representing 5.4% of our capital stock balance. Prior to redeeming its capital stock, Mid America will need to satisfy all of its outstanding obligations to us, including payment of its outstanding advances that mature in various terms ranging from 1 week to 3.4 years as of February 9, 2008. If the current minimum aggregate regulatory capital stock and subordinated notes requirement is in effect at the time Mid America seeks to redeem its stock, we may need to seek a modification to such requirement if our current capital stock levels have not sufficiently increased to meet the minimum requirement after such redemption. Any such redemption would be subject to certain restrictions, including approval by the OS Director.

Retained earnings for the year 2007 increased to $659 million, up $40 million from $619 million at December 31, 2006. See Retained Earnings and Dividends on page 51.

As of December 31, 2007 and 2006, voluntary capital stock was 20% and 22% of our regulatory capital plus Designated Amount of subordinated notes. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. Voluntary capital stock at December 31, 2007, was 9 million shares above required membership capital stock.

As discussed in Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock, we have met all of our minimum capital requirements for 2007 and 2006. As with our Written

Agreement, the C&D Order has, and may continue, to negatively impact our results of operations. Requirements to maintain a higher capital ratio than the regulatory required level of 4.0% restricts our ability to purchase additional investments, which may reduce our earnings and returns on equity compared to what we would otherwise be able to earn in the absence of the C&D Order.

As of December 31, 2007, $22 million representing capital stock of 12 members was subject to redemption because of five voluntary membership withdrawal requests and seven terminations due to mergers. As further discussed in Regulatory Developments on page 15, we cannot redeem this stock without prior approval from the OS Director. Prior to the expiration of the six month notice period for voluntary withdrawals and upon request from merging members, we will submit a request to the OS Director to approve related capital stock redemptions. We cannot predict when or if the OS Director would approve such requests.

During the period from January 1, 2008 to February 29, 2008, after receiving approval from the OS Director, we redeemed $7 million of capital stock from four members merging into non-members and one withdrawing member. During the same period we also issued $21 million of capital stock for new memberships and to support existing members’ additional advance borrowing requirements. We expect the consolidation within the financial services industry affecting our members to continue throughout 2008.

Historical redemption requests may not be indicative of future redemption requests and also may not be indicative of the potential impact on our future capital position once the restriction on capital stock redemptions is lifted.

Retained Earnings and Dividends

Our Board of Directors may declare and pay dividends in either cash or capital stock. Under a Finance Board rule that became effective January 29, 2007, any FHLB with excess stock greater than 1% of its assets is prohibited from further increasing excess stock by paying stock dividends or otherwise issuing new excess stock. Our voluntary stock is excess stock for purposes of this rule. Also under the Finance Board’s rule, an FHLB’s board of directors may not declare or pay a dividend based on projected or anticipated earnings and may not pay a dividend if the par value of the FHLB’s stock is impaired or is projected to become impaired after paying such dividend. We began paying cash dividends in the first quarter of 2006, have restricted member purchases of voluntary stock since March 15, 2005, and fully comply with this rule.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We may not pay dividends if we fail to satisfy our liquidity requirements under the FHLB Act and Finance Board regulations. See Liquidity on page 44.

Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the OS Director. In considering whether to request approval for future dividend declarations, our Board of Directors will consider current period earnings, future period income projections and the requirements imposed under our C&D Order. For further discussion of the terms of the C&D Order, see Regulatory Developments on page 15

Our Retained Earnings and Dividend Policy requires minimum additions to retained earnings for each of the years 2006 through 2009 of a fixed dollar amount (“Retained Earnings Dollar Requirement”) plus a percentage of earnings. It also limits the amount of earnings payable as dividends to an amount equal to Adjusted Core Net Income minus the Retained Earnings Dollar Requirement, multiplied by the Dividend Payout Limitation (to the extent the Retained Earnings Dollar Requirement had been accumulated from the current year’s net income) (all as hereinafter defined).

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

The following table sets forth the calculations under the Retained Earnings and Dividend Policy based on 2007 results:

2007
Net income	$98

Adjusted Core Net Income	$102
Adjusted Retained Earnings Fixed Dollar Requirement [1]	22
20% of Adjusted Core Net Income after Adjusted Retained Earnings Fixed Dollar Requirement	16
Dividend Payout [2]	37

2007 Retained Earnings Credit	$27

[1]

For 2007, the Retained Earnings Dollar Requirement was $35 million and the Dividend Payout Limitation was 80%. For 2006, we exceeded our required Retained Earnings Dollar Requirement by $13 million after taking into account the restatement of our financial statements, which we applied to our Retained Earnings Dollar Requirement for 2007.

[2]

Dividends are declared and paid in the quarter following the period in which they are earned, thus dividends related to calendar year 2007 earnings would equal the dividends declared and paid in the period from the second quarter of 2007 to the first quarter of 2008. Please see the quarterly dividends table following this section.

In recognition of the difficult earnings environment, requirements under the C&D Order, and the importance of retained earnings to support our business, and in conjunction with operating results and net income projections, our Board of Directors decided to retain the full amount of our third and fourth quarter 2007 net income and did not declare dividends on these quarters’ results. As a result, we have achieved and exceeded our Retained Earnings Dollar Requirement by $27 million.

The following table shows our Retained Earnings Dollar Requirement and Dividend Payout Limitation for 2007 – 2009:

	2007	2008	2009
Retained Earnings Dollar Requirement	$35.0	$12.5	$12.5
Maximum dividend as % of Adjusted Core Net Income after satisfying Retained Earnings Dollar Requirement (“Dividend Payout Limitation”)	80%	90%	90%

“Adjusted Core Net Income” is defined as:

GAAP Net Income

Less:

(a)	Fees for prepayment of advances and gains or (losses) on termination of associated derivative contracts and other hedge investments;

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

We expect to incur net losses beginning in the first quarter of 2008 and that those losses will continue for some period of time. Based upon our projected earnings challenges, we do not anticipate paying dividends in 2008 and we cannot predict when we may resume paying dividends.

We paid quarterly dividends, excluding dividends reclassified as interest expense per FAS 150, as outlined in the table below:

Quarter in which paid [1]	2007		2006		2005
	$	% [3]	$	% [3]	$	% [3]
First	$21	3.10%	$28	3.00%	$60	5.50%
Second	18	2.80%	28	3.10%	58	5.50%
Third	19	2.80%	28	3.10%	52	5.00%
Fourth [2]	-	-	23	3.10%	38	3.75%

Total	$58	2.18%	$107	3.08%	$208	4.94%

[1]	Dividends $ and % as declared and paid in the quarter subsequent to the period earned.
[2]

On October 23, 2007, the Board of Directors decided not to pay a dividend based on third quarter 2007 results. On January 21, 2008, the Board of Directors decided not to pay a dividend in the first quarter of 2008 based on fourth quarter 2007 results.

[3]	Annualized rates.

Off Balance Sheet Arrangements

We meet the scope exception for Qualifying Special-Purpose Entities under FIN 46-R, and accordingly, do not consolidate our investments in the MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as HTM and are not publicly traded or guaranteed by any of the FHLBs.

Standby letters of credit are executed with members for a fee. If we are required to make a payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Notional amounts of outstanding standby letters of credit were $501 million and $553 million at December 31, 2007 and 2006. We do not expect to be required to make advances under these outstanding letters of credit and have not had to do so in the three years ended December 31, 2007.

We have entered into standby bond-purchase agreements with state housing authorities, whereby we, for a fee, agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. The bond purchase commitments we enter into expire after seven years, no later than 2014, though some are renewable at our option. Total commitments for bond purchases were $250 million and $261 million at December 31, 2007 and 2006. We were not required to purchase any bonds under these agreements through December 31, 2007.

We only record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee is not reflected on our statements of condition. The par value of outstanding consolidated obligations for the FHLBs was $1.190 trillion at December 31, 2007, and $952 billion at December 31, 2006. Accordingly, should one or more of the FHLBs be unable to repay their primary obligation under the consolidated obligations, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. For additional information regarding the consolidated obligations, see Note 14 – Consolidated Obligations.

We are required to pay 20% of our net earnings (after reduction of our AHP obligation) to REFCORP to support payment of part of the interest on bonds issued by REFCORP. We must make these payments to REFCORP until the total amount of payments made by all FHLBs is equivalent to a $300 million annual annuity with a final maturity date of October 15, 2013. Additionally, the FHLBs must set aside annually for AHP the greater of $100 million or 10% of the current year’s pre-assessment net earnings. See Note 16 – Assessments.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Contractual Cash Obligations

The table below presents our contractual cash obligations:

	Contractual Payments Due by Period
As of December 31, 2007	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Consolidated obligation bonds, net (at par)	$11,735	$16,904	$11,669	$23,777	$64,085
Securities sold under agreements to repurchase	-	-	1,200	-	1,200
Subordinated notes	-	-	-	1,000	1,000
Mortgage loan purchase commitments:
Other MPF	54	-	-	-	54
MPF 100	26	-	-	-	26
Operating leases	5	10	3	-	18
Mandatorily redeemable capital stock	7	4	6	5	22
Pension and other postretirement benefit obligations	6	1	1	4	12
Software license renewal obligations	1	1	1	1	4

Total contractual cash obligations	$11,834	$16,920	$12,880	$24,787	$66,421

The Pension Protection Act of 2006 (“PPA”), a comprehensive reform package that aims to simplify and transform the rules governing pension plan funding and operation, had no impact on our funding requirements for 2006 and did not have any impact for 2007. The first impact will be on the July 1, 2008, valuation results. The new rules are expected to significantly increase required contributions for under-funded plans. As a result, our contributions may be accelerated to the extent our pension plan is under-funded. Our pension plan’s current liability is over-funded.

Critical Accounting Policies and Estimates

See Note 2 to the Financial Statements for a Summary of Significant Accounting Policies and Note 3 for Recently Issued Accounting Standards and Interpretations.

GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amount of assets, liabilities, income, and expense in our financial statements and accompanying notes. Certain accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In addition, certain accounting principles are complex and require significant judgment when applying them to individual transactions to determine the most appropriate treatment. Management believes that the judgments, estimates, and assumptions used in the preparation of our financial statements are appropriate given the factual circumstances for all periods presented. However, these critical accounting policies and the use of other judgments, estimates, and assumptions might materially impact amounts reported in the financial statements. We identified policies that, due to the judgments, estimates, and assumptions inherent in those policies, are critical to an understanding of our financial statements. The following is a brief discussion of these critical accounting policies.

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

We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, hedge effectiveness is assessed using the shortcut method. Under

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

the shortcut method we periodically review each hedge relationship to ensure that none of the terms of the interest rate swap and hedged item have changed (as defined by SFAS 133, paragraph 68).

For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded in OCI until earnings are affected by the variability of cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge is immediately recognized in other income as “derivatives and hedging activities.” Amounts recorded in OCI are reclassified to interest income or interest expense during the period in which the hedged transaction impacts earnings, unless (a) occurrence of the forecasted transaction is not probable, in which case the amount in accumulated OCI is reclassified to earnings immediately, or (b) we expect at any time that continued reporting of a net loss in accumulated OCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction (and related asset acquired or liability incurred) in one or more future periods, in which case the loss is reclassified immediately into earnings for the amount that is not expected to be recovered.

If a derivative no longer qualifies as a cash flow hedge, we discontinue hedge accounting prospectively. We continue to carry the derivative on the statements of condition at fair value and record further changes in fair value in the statements of income as net gain (loss) on derivative and hedging activities until the derivative is terminated or re-designated.

Fair Values

Currently, we only present investment securities classified as AFS and trading and all derivatives, both assets and liabilities, in the statements of condition at fair value. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based or independent information available to us as inputs to the models. These estimates are based on pertinent market information available to us.

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

When pricing models are utilized, their underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of investment securities and derivatives, and the related income and expense. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

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

We consider the joint and several liability as a related party guarantee meeting the scope exception for initial recognition and initial measurement of the liability of the guarantor’s obligations pursuant to FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Accordingly, we do not recognize an initial liability for our joint and several liabilities at fair value under FIN 45. Further, we have not recognized a liability under SFAS 5, “Accounting for Contingencies,” for our joint and several obligations related to other FHLBs’ consolidated obligations at December 31, 2007 and 2006. Specifically, no liability has been recorded for the joint and several obligations related to the other 11 FHLBs’ share of the consolidated obligations due to the high credit quality of every other FHLB. In particular, management has concluded that the probability that an FHLB would be unable to repay its consolidated obligations is remote. Refer to Risk Factors on page 16 for further details.

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

In addition to premiums and discounts on mortgage assets, we may pay/receive loan origination fees (“agent fee”) to/from PFIs for the origination of MPF Loans as our agent, and we may pay concession fees to dealers in connection with the sale of consolidated obligation bonds (herein collectively referred to as “nonrefundable fees”). We amortize or accrete these nonrefundable fees over the contractual life of these mortgage assets.

Premiums, discounts, and concession fees on callable consolidated obligations are amortized as interest expense over the estimated life of the consolidated obligations under the level-yield method. For non-callable consolidated obligations, we amortize premiums, discounts, and concession fees on a level-yield basis to contractual maturity.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses inherent in our advances and MPF Loan portfolios. We factor in credit enhancements from PFIs into the determination of the allowance for loan losses.

We perform periodic and systematic detailed reviews of our MPF Loan portfolios to identify credit risks and to assess the overall collectability of these loans. Since MPF Loans are homogeneous in nature, the allowance for loan losses related to these loans is based on the aggregated portfolio with the exception of MPF Loans that are viewed as collateral dependent loans under SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The allowance for loan losses for MPF Loans that are deemed to be collateral dependent are assessed on an individual loan basis. Our allowance for loan losses on MPF Loans is based on management’s estimate of loan losses inherent in our MPF Loan portfolio as of the statement of condition date. We perform periodic reviews of our portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio.

Our measurement of the allowance for loan losses consists of reviewing specifically identified loans and reviewing homogenous pools of residential mortgage loans. The estimation of credit losses in the remaining MPF Loan portfolio involves: assessing the impact of current economic trends on the allowance for loan losses; assessing the impact of specific events on the allowance for loan losses; and assessing a factor for the margin of imprecision. The margin for imprecision is a factor added to the allowance for loan losses that recognizes the imprecise nature of the measurement process. For example, the application of migration analysis and the determination of the historical loss rate are not precise estimates. The actual loss may be more or less than the estimated loss for a specific MPF Loan.

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

We factor in the PFI’s credit enhancement protection (“CEP Amount”) when determining the allowance for loan losses. CEP Amount includes the CE Amount. In addition, the PFI may also contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Since the PMI and SMI as well as government agency insurance/guarantees are not severable from the MPF Loans to which they relate, the cash flows associated with these components are inextricably tied to the MPF Loans’ cash flows. As such, we also consider these credit protections when determining the adequacy of the allowance for loan losses. For MPF whole loans acquired from out of district PFIs or participations acquired from MPF Banks, we do not hold collateral for the direct CE Amount. We rely on the lead MPF Bank to manage the collateral.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Advances are reviewed on an individual basis to determine the creditworthiness of the member and to ensure that sufficient eligible collateral is available. On a quarterly basis (or more frequently as deemed necessary) the continued creditworthiness of the member as well as the level of eligible collateral is monitored in accordance with our underwriting procedures. We have not experienced any credit loss on advances during the three years ended December 31, 2007, nor does management anticipate any credit losses on advances. We have not recorded any allowance for loan losses on our advances. We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses, and to accept as collateral for advances only certain United States government or government agency securities, residential mortgage loans, deposits in the Bank, and other real estate-related and Community Financial Institutions’ assets. At December 31, 2007 and 2006, we had a security interest in collateral, either loans or securities, on a member-by-member basis, with a value in excess of outstanding advances.

Determining Other-than-temporary Impairment for Investment Securities

We determine whether a decline in an individual security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis or sooner if a loss-triggering event occurs. We also determine whether other-than-temporary impairment has occurred if we are unable to collect all amounts due according to the contractual terms of a security not impaired at acquisition. We consider several factors when determining whether other-than-temporary impairment has occurred. These factors include, but are not limited to, the creditworthiness of the issuer and the underlying collateral, the length of time and extent that fair value has been less than amortized cost, and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If we determine that other-than-temporary impairment exists, the security is written down to its new cost basis and a loss is recognized in non-interest income.

Risk Management

Operational Risk

Operational Risk is the risk of direct or indirect loss resulting from the failure of internal processes, people, or systems, or from external events. We have established comprehensive risk assessment and management activities along with financial and operating polices and procedures and appropriate insurance coverage to mitigate the likelihood of, and potential losses from, such occurrences.

Governance and Control Activities

The Board of Directors has established bank-wide policies governing operational risk, which include an Enterprise Risk Management Policy and an Operational Risk Policy. Primary oversight responsibility for operational risk is vested with our management level Operational Risk Committee (“ORC”). Responsibilities of the ORC include oversight for the risk assessment process, business resumption planning, model validation, end-user computing, operational aspects of new business activities, as well as the analysis and mitigation of any operational loss. The ORC monitors the performance of these operational activities by reviewing management reporting from the accountable business manager on a periodic basis as defined in the Operational Risk Policy or other bank procedures. The ORC also monitors the effectiveness of operational controls through the reporting of metrics and critical operational losses and events, and a quarterly control sub-certification process.

Our Chief Risk Officer provides periodic reports to both the Audit Committee and the Risk Management Committee of the Board of Directors.

Our operating policies and procedures include controls to ensure that system-generated data is reconciled to source documentation on a regular basis. In addition, the Information Systems Department has responsibility for managing system security throughout the Bank, and reports regularly to the Management Committee of the Bank and the Technology Committee of the Board on security issues.

Risk Assessment

Our Principal Accounting Officer is in charge of the Financial Information Group and is responsible for compliance with the Sarbanes-Oxley Act of 2002, separate from the Risk Management function. Although this responsibility is separate, the two groups work together to provide a holistic risk assessment framework that drives consistency and uniformity across the Bank, supports certification requirements, and maintains an inventory of key risks and controls (operational and financial) that are managed by business process owners. We have identified 14 key Bank processes. The corresponding key risks and controls are used as baselines for internal audits, risk assessments, and certification of internal controls over financial reporting.

Our annual risk assessment is performed using a top-down and bottom-up approach. The objective of the top-down risk assessment is to identify the most critical and pervasive issues affecting us and establish remediation plans that will be monitored until corrective action is implemented. A bottom up risk assessment is also prepared for each key

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

business process by the business process owners. The Operational Risk Management Department ensures each risk assessment discusses key risks to the business process, the effectiveness of the risk management practices performed, and a rating that summarizes the overall operational performance of that business process. The results of the annual risk assessment are reported to the ORC, the Management Committee, the Board of Directors, and the Finance Board.

The Internal Audit Department also performs risk and control assessments as part of its audits, and either verifies that management has correctly identified the quality of the risk and control environment, or identifies additional areas for action.

Business Continuity

In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of business interruption. We operate a full back-up facility at a separate location, with the objective of being able to fully recover all critical activities intra-day. In addition, we are party to a reciprocal arrangement with the FHLB of Dallas to recover operations supporting traditional banking activities. Both the FHLB of Dallas and our off-site recovery plans are subject to periodic testing.

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through advances to our members, commitments to make advances, MPF Loans, mortgage insurance providers, derivatives counterparties, and issuers/guarantors of investment securities. We have established policies and procedures to limit and help monitor our exposures to credit risk.

We extend credit to members on a fully secured basis and are subject to regulatory limits on the amount of credit that we may extend as well as on the types of underlying collateral that we may accept. We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties associated with purchases of Federal Funds, commercial paper and derivatives activity, which are based in part on our total regulatory capital. As part of the Finance Board’s actions on April 18, 2006, we were authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital stock, retained earnings, and the Designated Amount of outstanding subordinated notes for any period that we are subject to the Regulatory Leverage Limit.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight and short-term Federal Funds and commercial paper entered into with or issued by highly rated institutions. The longer term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, MPF Shared Funding securities and mortgage-backed securities that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from S&P, Moody’s, or Fitch at the time of purchase. Securities issued by GSEs are not obligations of, and are not guaranteed by, the United States government.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying value of our investment securities portfolio by credit rating as of December 31, 2007 is shown in the following table:

As of December 31, 2007	Government Agency	Long Term Rating		Short Term Rating	Unrated	Total
		AAA	AA	A-1 or Higher
Non-Mortgage Backed Securities:
Commercial paper	$-	$-	$-	$1,172	$-	$1,172
Government-sponsored enterprises	1,462	-	-	-	-	1,462
Consolidated obligations of other FHLBs	25	-	-	-	-	25
State or local housing agency obligations	-	7	49	-	-	56
Small Business Administration/						-
Small Business Investment Companies	508	-	-	-	-	508

Total non-MBS	1,995	7	49	1,172	-	3,223

Mortgage Backed Securities:
Government-sponsored enterprises	4,927	-	-	-	5	4,932
Government-guaranteed	27	-	-	-	-	27
Privately-Issued	-	4,758	5	-	7	4,770
MPF Shared Funding	-	322	11	-	-	333

Total MBS	4,954	5,080	16	-	12	10,062

Total Investment Securities	$6,949	$5,087	$65	$1,172	$12	$13,285

At December 31, 2007 our MBS portfolio included privately issued mortgage backed securities, of which $4.8 billion were AAA rated and $5 million were AA rated. As noted in the following table, we classify our privately issued mortgage-backed securities as prime, sub-prime or non-traditional based upon the nature of the majority of underlying mortgages collateralizing each security at origination. $4.6 billion of the $4.8 billion privately-issued MBS securities we held at year end were classified as sub-prime or non-traditional based on this classification.

Category	Majority of Underlying Mortgage Loans	Description of Mortgage Loans Underlying the Security and Security Features
Prime	Prime	Mortgage loans meet the criteria of Ginnie Mae, Fannie Mae, or Freddie Mac and the securities have credit protection in the form of a guarantee from the U.S. government, in the case of Ginnie Mae, or a guarantee from Fannie Mae or Freddie Mac.
	Prime Fixed Rate/ Adjustable Rate	First-lien mortgage loans that typically conform to “prime” credit guidelines but with a balance that exceeds the maximum allowed under programs sponsored by Ginnie Mae, Fannie Mae or Freddie Mac.

Subprime	Home Equity Asset-Backed	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan to value ratios.

Non-Traditional	Option ARM	Mortgage loans where the borrower can choose one of several available payment options each month for a fixed period of time. Securities characterized by negative amortization; whereby the principal balance outstanding may increase based on the payment option selected by the borrower.
	Alternative Documentation Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, although the LTV ratio, loan documentation, occupancy status, property type, loan size, or other factors causes the loan not to qualify under standard underwriting programs. Typically includes less-than-full documentation.
	Interest First – Prime Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, but may allow for principal deferment for a specified period of time.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Subsequent to December 31, 2007 and through March 7, 2008, our privately-issued MBS portfolio has been impacted by increased delinquencies and loss severities due to the credit deterioration in the U.S. mortgage markets. Furthermore, we have certain privately-issued MBS and local housing agency obligations that are guaranteed by Financial Security Assurance, Inc., Financial Guaranty Insurance Corp., MBIA, or AMBAC whereby the underlying securities have been impacted by the guarantors’ credit deterioration. As a result, we have experienced credit downgrades and price deterioration within our investment securities portfolio subsequent to year-end and through March 7, 2008. The following table shows the recent credit downgrades and fair values within our investment securities portfolio as of March 7, 2008. The current credit rating is based on the lowest rating from Fitch, Moody’s or S&P.

Investment Securities	Investment Ratings as of		Number of securities	Carrying Value as of December 31, 2007	Fair Value as of
	December 31, 2007	March 7, 2008			December 31, 2007	March 7, 2008
State or local housing agency obligations	AAA	AA	3	$3	$3	$3
Private issued MBS securities:	AAA	AAA	152	4,479	4,484	4,309
	AAA	AA	7	178	188	157
	AAA	A / A3	6	70	70	60
	AAA	BBB	2	38	37	23
	AA	AA	1	5	5	5

			168	$4,770	$4,784	$4,554

We performed an impairment analysis of this portfolio at December 31, 2007 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities. Based on this analysis we determined that there was no other-than-temporary impairment. We actively monitor the credit quality of sub-prime and non-traditional MBS, and stress test the underlying mortgages in order to evaluate our credit risk. As of March 7, 2008, we believe that there is no other-than-temporary-impairment in the portfolio and do not anticipate any loss of principal. It is our intention to hold these securities to maturity.

At December 31, 2007, mortgage properties collateralizing our privately-issued MBS were concentrated in two states, with an estimated 40% of the mortgage properties located in California and 8% in Florida.

At December 31, 2007, we had concentration risk with respect to certain servicers servicing the mortgage assets that collateralized our privately-issued MBS. At December 31, 2007, Wells Fargo Bank, N.A. was servicing 24% of this portfolio and Countrywide Home Loans, Inc. was servicing 16%.

We invest in short-term liquid assets comprised of commercial paper and Federal Funds in order to ensure the availability of funds to meet member credit needs. Because these investments are unsecured, our policy, and Finance Board regulations, restricts these investments to short maturities and strong, investment grade issuers. Approved issuers are concentrated in the United States and Europe.

Under our policy, we may purchase commercial paper and Federal Funds with maturities of up to 9 months if they have the highest investment grade rating of AAA, but we are limited to overnight maturities if the rating is BBB, the lowest investment grade permitted.

The table below shows our unsecured credit exposure to counterparties (excluding the U.S. government, and U.S. government agencies and instrumentalities) and maturities of our Federal Funds and commercial paper holdings as of December 31, 2007.

As of December 31,	2007
Unsecured credit exposure	$11,470

Maturities:
Overnight	72%
2-30 days	24%
31-90 days	4%

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses. At December 31, 2007 and 2006, we had a security interest in collateral, either loans or securities, on a member-by-member basis, with a value in excess of outstanding advances. We have never suffered a credit loss on advances to members and we have no members that are past-due or on non-accrual status. Based on our current assessment of our member credit exposure, we do not believe that an allowance for losses on our advances is necessary at this time.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our advance products provide members with asset-liability management capabilities. We offer advances that can be adjusted to help members manage the maturity and prepayment characteristics of mortgage loans by reducing members’ interest rate risk associated with holding long-term fixed-rate mortgages. To determine the maximum amount and term of the advances we will lend to a member, we assess the member’s creditworthiness and financial condition utilizing the quarterly reports members file with their regulators. We also evaluate the collateral pledged and conduct periodic on-site collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member’s creditworthiness deteriorates).

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

At December 31, 2007, CFIs had pledged $459 million of CFI collateral to us, securing $81 million of advances. The CFI collateral amounts pledged in excess of the amounts required to cover existing advances is available (after application of the borrowing capacity percentage) for potential future advances. At December 31, 2006, CFIs had pledged $425 million of CFI collateral, which secured $79 million of advances.

Under our collateral guidelines, members may pledge mortgage loans and MBS that could include sub-prime and non-traditional mortgage loans. For collateral purposes, we define sub-prime mortgage loans as loans originated by a member or its affiliate under a segregated Sub-prime Lending Program, as defined by our members’ regulators. Non-traditional mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases.

Based upon a review of the MBS collateral pledged to the Bank and delinquency ratios of our members’ mortgage loan portfolios, we do not believe that the amount of sub-prime and non-traditional mortgage loans and MBS was material compared to the total amount of residential mortgage loan and MBS collateral pledged to us at year end. As part of the credit review process, we may require more collateral or limit or restrict members from pledging sub-prime and non-traditional mortgage loans or sub-prime and non-traditional mortgage MBS as collateral, if we determine that a member has a concentration of them in its pledged collateral.

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

In certain circumstances, for example when a member terminates membership due to a merger and the acquiring entity is a member of another FHLB, the other FHLB will hold and manage the former member's collateral covering advances and any other amounts still outstanding to us. The other FHLB will either subordinate to us all collateral it receives from the member or we may elect to accept an assignment of specific collateral in an amount sufficient to cover our exposure. Likewise, if one of our members were to acquire the member of another FHLB, we would hold and manage the collateral for the other FHLB.

Mid America Bank FSB became ineligible for membership due to an out-of-district merger with National City Bank, effective February 9, 2008. As of that date, advances to Mid America totaled $2.4 billion. National City Bank is a member of the Cincinnati FHLB, who has agreed to subordinate their interest in National City Bank’s collateral to us for our advances and to manage the collateral on our behalf.

Collateral arrangements will vary with member credit quality, collateral availability, collateral quality, results of periodic on-site reviews of collateral, and overall member credit exposure. Based on the size of the member’s advances, the types of collateral pledged, and the amount of collateral coverage, a member will be required to deliver a third party collateral verification report attesting to the eligibility and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

sufficiency of its mortgage collateral or undergo an on-site field review of pledged collateral. Under the security agreement with our members, we have the right to protect our security position with respect to advances, including requiring the posting of additional collateral, whether or not such additional collateral was required to originate or renew an advance. As a result, we may require the delivery of additional or substitute collateral from any member at any time during the life of an advance. The following table illustrates member maximum borrowing capacity based on underlying collateral type at December 31, 2007 and 2006:

Type of Collateral	Maximum Borrowing Capacity
	2007	2006
U.S. Treasury and government agency securities [1]	95 - 97%	95 - 97%
Non-agency, rated mortgage-backed securities	85 - 90%	85 - 90%
Eligible first-lien single or multi-family mortgage loans	75 - 85%	75 - 85%
Community financial institution, home equity loans and other eligible collateral	50%	50%
[1]

Includes government agency securities issued by GSEs including Fannie Mae, Freddie Mac, other FHLBs, Ginnie Mae, the Farm Services Agency, the Small Business Administration, the Bureau of Indian Affairs, and the United States Department of Agriculture. Borrowing capacity for securities collateral is based on the current fair value of the securities.

Subsequent to year end, we revised our collateral guidelines governing acceptance of privately issued subprime and non-traditional MBS. The changes significantly increased the applicable haircuts (reduced the maximum borrowing capacity) and imposed concentration limits on this type of collateral.

MPF Loans Credit Enhancement Structure

Overview

The MPF Bank and PFI share the risk of credit losses on MPF Loans by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. The MPF Bank is obligated to incur the first layer or portion of credit losses not absorbed by the borrower’s equity and after any PMI, which is called the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA varies based upon the MPF product selected. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance based CE Fees, the MPF Bank may withhold CE Fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.

The portion of credit losses that a PFI is potentially obligated to incur is referred to as its CE Amount. The PFI’s CE Amount represents a direct liability to pay credit losses incurred with respect to a master commitment or the requirement of the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment. The PFI may procure SMI to cover losses equal to all or a portion of the CE Amount (except that losses generally classified as special hazard losses are covered by the PFI’s direct liability or the MPF Bank, not by SMI). The final CE Amount is determined once the master commitment is closed (i.e., when the maximum amount of MPF Loans are delivered or the expiration date has occurred). For a description of how the PFI’s CE Amount is determined, see Setting Credit Enhancement Levels below.

The PFI receives a CE Fee in exchange for providing the CE Amount, which may be used to pay for SMI. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans under the master commitment. The CE Fee and CE Amount may vary depending on the MPF product selected. CE Fees payable to a PFI as compensation for assuming credit risk are recorded as an offset to MPF Loan interest income when paid by us. We also pay performance CE Fees which are based on actual performance of the MPF Loans in each master commitment. To the extent that losses in the current month exceed performance CE Fees accrued, the remaining losses may be recovered from withholding future performance CE Fees payable to the PFI.

Loss Allocation

Credit losses on conventional MPF Loans not absorbed by the borrower’s equity in the mortgaged property, property insurance or PMI are allocated between the MPF Bank and PFI as follows:

•	First, to the MPF Bank, up to the FLA.

Original MPF.  The FLA starts out at zero on the day the first MPF Loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.03% to 0.06% (3 to 6 basis points) per annum based on the month end outstanding aggregate principal balance of the MPF Loans purchased under the master commitment. The FLA is structured so that over time, it should cover expected losses on a master commitment,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

though losses early in the life of the master commitment could exceed the FLA and be charged in part to the PFI’s CE Amount.

MPF 100 and MPF 125.  The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded or purchased under the master commitment. Once the master commitment is fully funded, the FLA is expected to cover expected losses on that master commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.

MPF Plus.  The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF Loans purchased under the master commitment that is not less than the amount of expected losses on the master commitment. Once the master commitment is fully funded, the FLA is expected to cover expected losses on that master commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI.

•

Second, to the PFI under its credit enhancement obligation, losses for each master commitment in excess of the FLA, if any, up to the CE Amount. The CE Amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI or a combination of both. For a description of the CE Amount calculation see Setting Credit Enhancement Levels below.

•	Third, any remaining unallocated losses are absorbed by the MPF Bank.

With respect to participation interests, MPF Loan losses allocable to the MPF Bank are allocated amongst the participating MPF Banks pro ratably based upon their respective participation interests in the related master commitment. For a description of the risk sharing by participant MPF Banks see MPF Loan Participations on page 12.

Setting Credit Enhancement Levels

Finance Board regulations require that MPF Loans be sufficiently credit enhanced so that our risk of loss is limited to the losses of an investor in an “AA” rated mortgage-backed security, unless we maintain additional retained earnings in addition to an allowance for loan losses. In our role as MPF Provider, we analyze the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s

LEVELS model to determine the required CE Amount for a loan to be acquired by an MPF Bank (“MPF Program Methodology”).

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

The MPF Products were designed to allow for periodic resets of the CE Amount for each master commitment because the balance of MPF Loans is reduced over time due to amortization and repayment and because credit risk diminishes as LTVs decrease with amortization and with property appreciation. The amount of credit enhancement necessary to maintain our risk of loss equivalent to the losses of an investor in an “AA” rated mortgage-backed security for any master commitment is less both when the outstanding balance of the MPF Loans are reduced, e.g., less credit enhancement is required for the $10 million remaining in a $100 million master commitment than is initially required for that master commitment, and the borrowers’ equity grows in the MPF Loans remaining in a master commitment over time.

The Original MPF, MPF 100 and MPF 125 products are initially reset 10 years from the date of the master commitment. The SMI policy for the MPF Plus product is reset after five years and annually thereafter, with any PFI direct CE Amount reset at the same time or starting five years after the date of the master commitment. In addition to scheduled resets, a PFI’s CE Amount may be reduced to equal the balance of the MPF Loans in a master commitment if the balance of the MPF Loans equals or is less than the CE Amount.

During 2007, the CE Amounts for twenty master commitments were reset, where the PFIs’ direct CE Amount was originally $12 million with respect to a total funded MPF Loan balance of $13 billion, and the reset PFIs’ direct CE Amount is now $4 million with respect to a total outstanding MPF Loan balance of $3 billion. Fifty-eight master commitments are scheduled to be reset in 2008. Outstanding MPF Loan balances and current borrower FICO scores are used in resetting CE Amounts. In addition, the MPF Program Methodology incorporates a “House Price Index” and S&P’s Housing Volatility Index which projects future movement in real estate values and adjusts market value decline at the loan level so that after the reset our risk

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

of loss with respect to the related master commitments will continue to be equivalent to the losses of an investor in an “AA” rated mortgage-backed security.

In determining the estimated rating for master commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we can either hold additional retained earnings against the related master commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the master commitment to the equivalent of an “AA” rated mortgage-backed security. At December 31, 2007, we elected to hold additional retained earnings with respect to these master commitments of $96 million.

For MPF Plus, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of December 31, 2007 and 2006, the outstanding balance of MPF Plus Loans for which the PFIs have obtained SMI coverage was $18 billion and $21 billion. The amount of SMI coverage provided against losses was $434 million and $666 million at December 31, 2007 and 2006. The reduction in coverage was due to the resetting of SMI policies, the cancellation of SMI policies for master commitments where the outstanding balance of the MPF Loans is less than 10% of the initial funded balance, and the cancellation of certain SMI policies effective May 31, 2007, where the amount of coverage required for these polices decreased and we determined that the polices were no longer beneficial. Depending upon the amount of the CE Fees paid to the PFI, the PFI may or may not have any direct liability on the CE Amount. See Concentration Risk – MI Provider Concentration on page 65 for a discussion of our rights under MPF Plus if an SMI provider is downgraded.

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of a decline in credit quality of the related MPF Loans.

Credit Enhancement Fees

The structure of the CE Fee payable to the PFI depends upon the product type selected. For Original MPF, the PFI is paid a monthly CE Fee between 0.07% and 0.11% (7 to 11 basis points) per annum and paid monthly based on the aggregate outstanding principal balance of the MPF Loans in the master commitment.

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

For MPF Plus, the PFI is paid a monthly CE Fee of 0.13% or 0.14% (13 or 14 basis points) per annum, which is split into fixed and performance based portions. The performance based portion of the CE Fee is typically 0.07% (7 basis points) per annum and paid monthly on the aggregate outstanding balance of the MPF Loans in the master commitment. The performance based CE Fee is reduced by losses charged to the FLA and is paid one year after accrued based on monthly outstanding balances. The fixed portion of the CE Fee is typically 0.06% or 0.07% (6 or 7 basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF Loans in the master commitment. The fixed CE Fee is lower for master commitments without a direct PFI CE Amount.

At December 31, 2007 and 2006, the amount of FLA remaining for losses, excluding amounts that may be recovered by the withholding of performance CE Fees, was $319 million and $324 million. Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs. For the years ended December 31, 2007, 2006, and 2005, of the $37 million, $41 million and $46 million of total CE Fees incurred by us, $19 million, $22 million and $25 million were performance-based. The total volume of MPF Loans purchased or funded by the Bank for each MPF product by period is detailed in Note 9 – MPF Loans Held in Portfolio.

Government Loan Fees

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

Credit Risk Exposure

Our credit risk on MPF Loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s credit enhancement protection. Under the MPF Program, the PFI’s CEP Amount may include contingent performance based CE Fees and the CE Amount. See Credit Enhancement Fees on page 64. The PFI Agreement requires any portion of the CE Amount that is a PFI’s direct liability to be collateralized and provides for all obligations arising under the PFI Agreement to be secured under the PFI’s regular advances agreement.

The following table summarizes the average PFI CE Amount of all master commitments funded or purchased by us for each MPF Product:

For the years ended December 31,	2007	2006	2005
Original MPF	1.76%	1.74%	1.76%
MPF 100	0.53%	0.52%	0.50%
MPF 125	0.87%	0.85%	0.84%
MPF Plus *	1.32%	1.33%	1.33%
MPF Government	N/A	N/A	N/A
*	CE Amount includes SMI policy coverage

The following table provides the weighted average FICO scores and weighted average LTV at origination for MPF Loans outstanding at December 31, 2007, 2006, and 2005:

	2007	2006	2005
Weighted average FICO score [1]	738	737	736
Weighted average loan-to- value at origination	67%	67%	67%
[1]	FICO® is a widely used credit industry model developed by Fair, Isaac and Company, Inc. to assess borrower credit quality with scores ranging form 150-850

We also face credit risk of loss on MPF Loans to the extent such losses are not recoverable from PMI, from the PFI either directly or indirectly through the CEP Amount and with respect to MPF Government Loans, amounts not recoverable from the applicable government agency (including servicer paid losses). The outstanding balance of our MPF Loan portfolio exposed to credit losses not recoverable from these sources was $28.7 billion, $31.3 billion and $34.3 billion, at December 31, 2007, 2006, and 2005. Our actual credit exposure is significantly less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable. However, because the typical MPF LTV is less than 100% and PMI covers MPF Loans with LTVs in excess of 80%, a significant decline in value of the underlying property would have to occur before we are exposed to credit losses.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks which could negatively impact this portfolio. A summary of the concentration risks are discussed as follows:

PFI Servicer Concentration – We have a concentration risk in connection with the servicers of our MPF Loans. In the event that a servicer stops operating, we may experience a temporary interruption in collecting principal and interest and incur additional costs to obtain a new servicer. The following table summarizes PFI servicers that service 10% or more of the total outstanding MPF Loans:

As of December 31,	2007
Balboa Reinsurance Company [1]	$6,534	19%
National City Bank	5,464	16%
Citicorp Trust Bank, FSB	5,282	15%
All Others	17,087	50%

Total MPF Loans par value	$34,367	100%

[1]	Balboa is a subsidiary of Countrywide Financial Corp.

Credit Enhancement Concentration – We have a concentration risk in connection with the CE Amount for MPF Loans. One PFI, Associated Bank, N.A., provided 11%, or $34 million, of the total direct CE Amount of $302 million at December 31, 2007.

MI Provider Concentration – We are exposed to the performance of mortgage insurers. Our policy is to limit our credit exposure to each MI company to 10% of its regulatory capital. Credit exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us that are more than 60 days delinquent. The risk of loss with respect to SMI is more remote than for PMI due to the deductible for an SMI policy being equal to the expected losses for the master commitment. A company that reaches the 10% limit will be deemed ineligible to provide further SMI coverage on MPF Loans until our exposure falls below the 10% limit again. Insurance coverage already in place will not be affected.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage. The following table summarizes our coverage with MI insurers:

As of December 31, 2007	PMI	SMI	Total	%
Mortgage Guaranty Insurance Co.	$198	$253	$451	44%
Genworth Mortgage Insurance Co.	85	71	156	15%
United Guaranty Residential Insurance	68	53	121	12%
PMI Mortgage Insurance Co.	88	42	130	13%
All others	143	15	158	16%

Total MI Coverage	$582	$434	$1,016	100%

Historically, we have not claimed any losses in excess of the SMI policy deductible against a MI company. If an MI company was to default on its insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses.

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the MI companies. Based on a fourth quarter 2007 analysis, most of the MI companies do not pass all early warning financial tests formulated by the MPF Provider, which include ratings levels and profitability, although they do continue to report strong claims paying ability. However, on January 24, 2008, S&P placed the insurance financial strength rating of Mortgage Guaranty Insurance Company, (“MGIC”) on negative watch due to MGIC's projections for losses in 2007 and 2008. MGIC is currently rated AA- by S&P, the lowest permitted MPF rating. MGIC is also rated Aa2 with negative watch by Moody's and AA with a negative outlook by Fitch. As of December 31, 2007 our exposure to MGIC was $451 million in total and accounted for 44% of our total MI coverage.

If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us. If an SMI provider is downgraded below an “AA” rating under the MPF Plus product, the PFI has six months to either replace the SMI policy or provide its own undertaking equivalent to the SMI coverage, or it will forfeit its performance based CE fees. For further discussion of how this may affect us, see Risk Factors on page 16.

Geographic Concentration – We have MPF Loans in all 50 states, Washington, D.C., and Puerto Rico. No single zip code represents more than 1% of MPF Loans on our statements of condition. Our largest concentrations of MPF Loans were secured by properties located in states as noted in the following table. An overall decline in the economy, residential real estate market, or the occurrence of a natural disaster could adversely affect the value of the mortgaged properties in these states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect our business, results of operations, and financial condition.

The following table summarizes the par value of our MPF Loans according to the 10 largest state concentrations:

As of December 31,	2007
	Par	%
Wisconsin	$7,018	20%
Illinois	3,894	11%
California	3,245	9%
Texas	2,313	7%
Florida	1,174	3%
Ohio	1,104	3%
Pennsylvania	1,071	3%
Virginia	924	3%
Minnesota	922	3%
Michigan	902	3%
All other states	11,800	35%

Total par value of MPF Loans	34,367	100%

Agent fees, SFAS 133, and other adjustments	256

Total MPF Loans held in portfolio, net	$34,623

Loan Portfolio Analysis

We do not place MPF Loans on non-accrual status or consider MPF Loans as impaired in cases where losses are not expected to be incurred as a result of the PFI's CEP Amount. Specifically, such MPF Loans are considered well-secured and in the process of collection, since the credit enhancements are from financially responsible PFIs and MI companies and a mechanism is in place to recoup losses. For example, we can withhold performance based CE Fees or receive direct payment from the PFIs under the CEP Amount.

Our non-accrual MPF Loans increased to 0.03% of the total MPF Loan portfolio at December 31, 2007, compared to 0.02% at December 31, 2006. As our MPF Loan Portfolio continues to age, the expectation is that non-accrual loans will gradually increase and then stabilize. The weighted average age of loans by funding date in our MPF Loan portfolio was 4.0 years and 3.2 years at December 31, 2007 and 2006.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The table below summarizes our MPF Loan Portfolio:

As of December 31,	2007	2006	2005	2004	2003
MPF Loans, par value	$34,367	$37,713	$41,800	$46,577	$47,141
Non-accrual MPF Loans, par value	$12	$6	$15	$7	$7
% non-accrual	0.03%	0.02%	0.04%	0.02%	0.01%
Interest contractually due during the year on non-accrual loans	$0.5	$0.3	$0.9	$0.4	$0.5
Interest actually received during the year on non-accrual loans	0.5	0.2	0.7	0.4	0.5
MPF Loans past due 90 days or more and still accruing interest [1]	216	193	212	170	177

Percent of Total Par Value:
30 Days	0.81%	0.74%	0.76%	0.62%	0.71%
60 Days	0.18%	0.14%	0.16%	0.08%	0.06%
90+ Days [2]	0.32%	0.20%	0.21%	0.12%	0.06%
In Foreclosure	0.11%	0.08%	0.06%	0.04%	0.03%

For the years ended December 31,	2007	2006	2005	2004	2003
Allowance for loan losses, at January [3]	$1	$1	$5	$5	$5

Charge-offs	-	-	(1)	(1)	-
Recoveries	-	-	-	1	-

Net (charge-offs) recoveries	-	-	(1)	-	-
Provision for (release of) allowance for credit losses	1	-	(3)	-	-

Allowance for loan losses, at December [3]	$2	$1	$1	$5	$5

Average MPF Loan portfolio balance	$35,883	$39,706	$44,172	$47,505	$37,952

Net (charge-off)/rate recovery percentage	-	-	-	-	-

[1]	Includes MPF Government Loans and conventional MPF Loans which are well-secured and in the process of collection.
[2]	Percentage 90 days or more includes MPF Loans in foreclosure.
[3]

We modified our allowance for loan loss methodology during the year ended December 31, 2005, to factor in recoverability under PMI, SMI, and insurance or guaranty from the applicable government agency (i.e. the FHA, VA, RHS, or HUD), in addition to the ability to withhold future performance based CE Fees.

The allowance for loan losses for MPF Loans was $2 million and $1 million at December 31, 2007 and 2006. There have been no material charge-offs or recoveries to the allowance for loan losses during 2007. For additional information concerning the allowance for loan losses, refer to Note 10 – Allowance for Loan Losses and page 56 for the Critical Accounting Policies and Estimates – Allowance for Loan Losses section.

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

The contractual, or notional, amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on all derivatives and such agreements establish collateral delivery thresholds. Our maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery commitments for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. We do not resell or repledge collateral. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit. At

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

December 31, 2007 and 2006, our maximum credit risk as defined above was $177 million and $41 million. See Note 22 – Derivatives and Hedging Activities.

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

At December 31, 2007 we had two counterparties that accounted for approximately 35% of the total outstanding notional amount of our derivative contracts, resulting in $18 million of net credit exposure to these counterparties after collateral. No other derivative counterparty accounted for greater than 10% of the total outstanding notional amount of our derivative contracts.

The amount of derivative exposure to credit loss risk is the fair value of derivative assets, not the notional amount. The following table summarizes our derivative counterparty credit exposure at December 31, 2007 and 2006:

Counterparty Credit Rating as of December 31,	2007
	Notional Amount	Exposure at Fair Value	Collateral Held	Net Exposure After Collateral [2]
AAA	$25	$-	$-	$-
AA	19,356	97	74	23
A	19,286	62	47	15
BBB	9	-	-	-
Affiliates [1] -
AAA	1,523	-	-	-
AA	4,669	17	17	-
A	-	-	-	-

Total Counterparties	44,868	176	138	38
Member institutions [3]	80	1	-	-

Total Derivatives	$44,948	$177	$138	$38

[1]	Affiliates are derivative counterparties who are affiliates of our members.
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

No liability has been recorded for the joint and several obligations related to the other FHLBs’ share of the consolidated obligations due to the high credit quality of every other FHLB. Furthermore, Finance Board regulations require that all FHLBs maintain not less than an “AA” rating. The regulations also require each FHLB to take any actions necessary to ensure an “AAA” rating on the System’s consolidated obligations.

The individual FHLBs are rated by S&P and Moody’s as shown in the following table.

Federal Home Loan Banks’ Long-Term Credit Ratings As of February 29, 2008

	Standard & Poor’s		Moody’s
	Rating	Outlook	Rating	Outlook
Atlanta	AAA	Stable	Aaa	Stable
Boston	AAA	Stable	Aaa	Stable
Chicago	AA+	Negative	Aaa	Stable
Cincinnati	AAA	Stable	Aaa	Stable
Dallas	AAA	Stable	Aaa	Stable
Des Moines	AAA	Negative	Aaa	Stable
Indianapolis	AAA	Stable	Aaa	Stable
New York	AAA	Stable	Aaa	Stable
Pittsburgh	AAA	Stable	Aaa	Stable
San Francisco	AAA	Stable	Aaa	Stable
Seattle	AA+	Stable	Aaa	Stable
Topeka	AAA	Stable	Aaa	Stable
FHLB consolidated obligation bonds	AAA	Stable	Aaa	Stable

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

We measure and manage market exposure through four measurements: duration, convexity, curve, and volatility.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•

Duration measures our exposure to parallel interest rate shifts. We do not forecast interest rates nor take specific duration positions against such forecasts. Rather, we attempt to maintain a neutral duration position within our policy limits.

•

Convexity measures how fast duration changes as a function of interest rate changes. Convexity is largely driven by mortgage cash flows that vary significantly as borrowers respond to rate changes by either prepaying their mortgages or slowing such prepayments.

•	Curve quantifies our exposure to non-parallel shifts in the yield curve.

•

Volatility describes the degree to which the value of options, explicit or embedded, fluctuates. MPF Loans and mortgage-backed securities include options held by the mortgage borrowers to prepay their loans. As a result, we have effectively sold options by owning MPF Loans and mortgage-backed securities.

We actively manage duration, convexity, curve, and volatility as a part of our hedging activities and have specific policy limits addressing duration and convexity governing this active management.

We manage our market exposure through funding instruments and by employing cash and derivative hedging strategies. Hedge positions may be executed to reduce exposure or the risk associated with a single transaction or group of transactions. Our hedge positions are evaluated daily and adjusted as deemed necessary.

Our primary risk mitigation tools include funding instruments, swaps, swaptions, caps, and floors. Based on our risk profile, we do not use our funding to match the cash flows of our assets on a transaction basis. Rather, funding is used to address duration, convexity, curve, and volatility risks at the balance sheet level. We use derivatives to address residual risk and keep duration of equity within policy limits.

We can use either derivative strategies or embedded options in our funding to minimize hedging costs. Swaps are used to manage interest rate exposures. Swaptions, caps and floors are used to manage interest rate and volatility exposures.

When purchasing MPF Loans, we have interest rate risk on loans committed but not yet funded. We may use a combination of mortgage forward contracts, interest rate futures, and other instruments to hedge our duration, convexity, curve, volatility, and spread in these commitments.

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

We do not actively manage spread risk because our interest earning assets and interest bearing liabilities are predominantly held to contractual maturity. Spread risk can and has affected our fair value of equity. Fair value of equity may vary as market available spreads fluctuate. We actively measure and monitor the impact of spreads on our market value of equity, see Impact of Interest Rate Changes on the Net Value of Financial Instruments on page 69.

Oversight

Management oversight of market risk resides in our Asset/Liability Management Committee through meetings, internal reporting and regular reports to the Board of Directors. We present reports on compliance with interest rate risk limits at Board of Directors meetings. Market risk management policies and controls are incorporated in our Asset/Liability Management Policy.

As required by the C&D Order, we completed a review of our market risk hedging policies, procedures and practices and submitted revised policies and procedures to the OS Director on January 7, 2008. We have received preliminary feedback on our submission and are working to respond to questions and comments raised by the Office of Supervision staff. In addition, the C&D Order requires us to commission periodic independent reviews of the effectiveness of our market risk management and hedging policies, procedures and practices.

Impact of Interest Rate Changes on the Net Value of Financial Instruments

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the estimated change in fair value of equity given hypothetical instantaneous parallel shifts in the yield curve.

Interest Rate Change	Fair value change as of:
	December 31, 2007	December 31, 2006
-2.00%	-2.9%	-4.8%
-1.00%	0.2%	-0.7%
-0.50%	-0.3%	0.8%
Base	0.0%	0.0%
+0.50%	-0.7%	-2.0%
+1.00%	-1.6%	-3.2%
+2.00%	-0.5%	-3.6%

The estimated change in fair value is driven by duration, which measures the exposure to changes in interest rate levels, and convexity, which measures duration changes as a function of interest rate changes. As shown in the table above, the fair value change across most interest rate shifts has improved since December 31, 2006. The only exception is in the -0.50% shift where the fair value would decrease by 0.3% on December 31, 2007, whereas on December 31, 2006, the fair value would have increased by 0.8%. We achieved these better measures through tighter management of our duration and convexity.

This analysis is limited in that it captures only interest rate changes. Other risk exposures, including changes in option volatility, prepayment level changes, non-parallel interest rate changes, and changes in spreads are held constant or are not incorporated into the analysis. The analysis only reflects a particular point in time. It does not incorporate changes in the relationship of one interest rate index versus another. As with all models, it is subject to the accuracy of the assumptions used, including prepayment forecasts and discount rates. It does not incorporate other factors that would impact our overall financial performance. Lastly, not all changes in fair value impact current or future period earnings. Significant portions of the assets and liabilities on the statements of condition are not held at fair value.

12-Month Rolling Average Duration Gap

Duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that total by the total fair value of assets. Dollar duration is the result of multiplying the fair value of an instrument by its duration. Duration gap is expressed in months and determines the sensitivity of assets and liabilities to interest rate changes. A positive duration gap indicates that the portfolio has exposure to rising interest rates, whereas a negative duration gap indicates the portfolio has exposure to falling interest rates.

The 12-month rolling average duration gap calculated below is based upon 12 consecutive month-end observations of duration gap for the periods ending on the dates shown.

Portfolio Duration Gap (in months)	December 31, 2007	December 31, 2006
Actual as of date shown	0.0	0.9
12-month rolling average ended	0.5	0.5

Duration of Equity

Duration of equity measures the impact of interest rate changes on the fair value of equity. It is calculated using the net change in fair value of equity given select parallel interest rate shifts and dividing that amount by the total fair value of equity. Duration of equity is reported in years.

Finance Board policy requires that we maintain our duration of equity within ±5 years at current interest rate levels (Base). Additionally, we must maintain our duration of equity within ±7 years when you assume an instantaneous, parallel increase or decrease of 2%. Our approach to managing interest rate risk is to maintain duration of equity within these limits by utilizing economic and SFAS 133 hedges as opposed to taking a specific duration position based on forecasted interest rates.

The table below shows our exposure to interest rate risk in terms of duration of equity.

Duration of Equity (in years) as of	Interest Rate Change Scenarios
	Down 2%	Base	Up 2%
December 31, 2007	1.8	-0.1	-2.7
December 31, 2006	1.4	3.1	0.0

We perform an attribution analysis to take a retrospective look at the changes in fair values of our financial assets, liabilities and equity and determine the individual impact that results from changes in interest rates, volatility, spread and other factors. As of December 31, 2007, we had a market value deficit (relative to book value) of $1.6 billion, whereas as of December 31, 2006, we had a market value deficit of $1.2 billion. The market value to book value of equity ratio also declined over this period from 63% to 46%. The increase in the deficit was due to adverse spread movements on MPF Loans, advances, mortgage-related investments and debt portfolios. See Note 24-Fair Values for details. Our market value to book value ratio is subject to change due to interest rate and spread movements in our

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

financial assets and liabilities of which spread movements are not actively managed. For further discussion of how this may affect us, see Risk Factors on page 16.

We currently manage the fair value of equity due to changes in interest rates and volatility by using derivatives and/or callable debt, but we do not manage the fair value changes due to changes in spread.

Relationship between Duration of Equity and Duration Gap

As noted above, duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that amount by the fair value of assets. However, the aggregate total of dollar duration of assets, liabilities, and derivatives is the dollar duration of equity. Duration of equity is this same amount (dollar duration of equity) divided by the fair value of equity. Thus, duration gap and duration of equity share the same numerator.

Duration of equity may also be calculated by multiplying duration gap (converted to years rather than months) by the ratio of the fair value of assets to the fair value of equity. This, in essence, is our leverage ratio. Thus, we manage duration gap indirectly by managing duration of equity and overall leverage.

Derivatives

See Note 22 – Derivatives and Hedging Activities for details regarding the nature of our derivative and hedging activities, in addition to the types of assets and liabilities being hedged.

Item 8.	Financial Statements and Supplementary Data.

Our 2007 Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1 of this Annual Report on Form 10-K.

Supplementary Data – Selected Quarterly Financial Data (unaudited)

Supplemental financial data for each quarter within the two years ended December 31, 2007 are included in the table below:

	2007
	4th	3rd	2nd Restated	1st Restated
Interest income	$1,100	$1,145	$1,122	$1,112
Interest expense	1,047	1,080	1,051	1,039
Provision for credit losses	1	-	-	-

Net interest income	52	65	71	73
Non-interest income (loss)	17	(2)	(2)	(10)
Non-interest expense	39	31	32	29
Total assessments	8	8	10	9

Net income	$22	$24	$27	$25

	2006 Restated
	4th	3rd	2nd	1st
Interest income	$1,136	$1,153	$1,070	$1,010
Interest expense	1,051	1,059	955	888
Provision for credit losses	-	-	-	-

Net interest income	85	94	115	122
Non-interest income (loss)	(5)	(8)	(9)	(15)
Non-interest expense	32	26	31	29
Total assessments	12	16	20	21

Net income	$36	$44	$55	$57

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principals. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. This annual report on Form 10-K does not include an attestation report of the Bank’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Bank’s registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Directors of the Registrant

The following table provides information regarding each of our directors as of February 29, 2008.

Name	Age	Director Since	Expiration of Term as Director December 31,
P. David Kuhl, Chairman [1]	58	2000	2010
James F. McKenna, Vice Chairman [2]	63	2004	2009
William R. Dodds, Jr. [3]	55	2007	2009
Thomas L Herlache [2]	65	2005	2008
Roger L. Lehmann [1]	66	2004	2009
E. David Locke [2]	59	2007	2009
Kathleen E. Marinangel [1]	62	2002	2010
Richard K. McCord [1]	64	2003	2008
Steven F. Rosenbaum [1]	51	2007	2009
William W. Sennholz [2]	42	2008	2010
[1]	Illinois elective director
[2]	Wisconsin elective director
[3]	Selected by our Board of Directors to fill an interim vacant Illinois directorship

Mr. Dodds has served as Executive Vice President and Treasurer of Northern Trust Corporation and its primary subsidiary The Northern Trust Company in Chicago, Illinois, since 2002. He joined The Northern Trust Company in 1983. During his twenty-five career he has held numerous positions including Head of Strategic Planning and Corporate Development from 1995 to 2002,and General Manager of the London Branch from 1990 to 1995. He is a director of Northern Trust, National Association and The Northern Trust International Banking Corporation.

Mr. Dodds serves on the following Board committees of the Bank: Executive & Governance, Personnel & Compensation, and Risk Management (Chairman).

Mr. Herlache has served as Chairman of the Board for Baylake Bank and Baylake Corp., a one-bank holding company, in Sturgeon Bay, Wisconsin, since June 2007. From 1983 to 2007, Mr. Herlache served as President, CEO, and Chairman of the Board for Baylake Bank and Baylake Corp. Mr. Herlache has previously served on the Door County Board of Supervisors Door County Chamber of Commerce Board as well as on the Sturgeon Bay Utility Commission from 1981 to 1986. Mr. Herlache served as President for part of his tenure at the Sturgeon Bay Utility Commission.

Mr. Herlache serves on the following Board committees of the Bank: Executive & Governance, Affordable Housing (Vice Chairman) and Audit (Chairman).

Mr. Kuhl has served as Chairman of the Board of Freestar Bank in Pontiac, Illinois, since September 2007. From 1979 to 2007, he held numerous positions with Busey Bank in Urbana, Illinois. From September 2006 to September 2007, Mr. Kuhl served as a director of Busey Bank and also served as a director for First Busey Securities Inc. and First Busey Trust and Investment Company. From 2001 to 2006, he served as Chairman of the Board and CEO of Busey Bank. From 1993 to 2001, he served as President, CEO, and Director and, from 1979 to 1993, as Executive Vice President. Mr. Kuhl previously served as a director for First Busey Corporation, First Busey Insurance Services, and First Busey Resources. First Busey Corporation is the holding company for Busey Bank, First Busey Securities, and First Busey Trust and Investment Company. Prior to his employment with First Busey Bank, Mr. Kuhl was Executive Vice President of First National Bank of Rantoul from 1973 to 1979. He currently is the Chairman of the Illinois Bankers Association.

Mr. Kuhl serves as the Bank’s Chairman of the Board and Chairman of the Executive & Governance Committee. He serves as an ex officio member of the following Board committees: Affordable Housing, Audit, Personnel & Compensation, Risk Management and Technology.

Mr. Lehmann joined The Harvard State Bank in 1978 and currently serves as President, CEO, and Chairman of the Board of The Harvard State Bank and its holding company Harvard Bancorp, Inc., in Harvard, Illinois. Mr. Lehmann is a past Chairman, and he currently serves on the board, of the Community Bankers Association of Illinois. Mr. Lehmann has also served on the boards of several economic and community development organizations in Harvard, Illinois, and in McHenry County.

Mr. Lehmann serves on the following Board committees of the Bank: Executive & Governance (Alternate), Personnel & Compensation (Chairman) and Technology.

Mr. Locke has been Chairman and Chief Executive Officer of McFarland State Bank in McFarland, Wisconsin, since 1981. He was named 2006 Community Banker of the Year by Community Bankers of Wisconsin. Mr. Locke serves on the Dane County Community Development Block Grant Commission. He is a member of the American Bankers Association Government Relations Council and is also a member of the American Bankers Association’s Credit Union Committee. In 2006, he was a finalist in the 2006 Ernst & Young Entrepreneur of the Year award program.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Honoring its steady growth and community involvement, the McFarland State Bank, led by Mr. Locke, also received the 2006 Solid Growth Award from the University of Wisconsin–Oshkosh School of Business.

Mr. Locke serves on the following Board committees of the Bank: Audit and Technology (Vice Chairman).

Ms. Marinangel has worked at McHenry Savings Bank since 1973 and has served as President of McHenry Savings Bank since 1991, CEO of McHenry Savings Bank since 1990, and Chairman of the Board of the McHenry Savings Bank since 1989. Ms. Marinangel has also been the Chairman of the Board, CEO, and President of McHenry Bancorp, Inc. since its inception in January of 2003. Locally, she serves on the McHenry County Public Building Commission, the City of McHenry’s Economic Development Commission, and served on the Board of Governors of Centegra Hospital. On a statewide basis, she serves as a director of the Illinois League of Financial Institutions and was Past Chairman from 1996 to 1997. She currently is a Trustee of the League’s Banking ERISA Medical Insurance Trust. She is Chairman of the Illinois Board of Savings Institutions. Nationally, she serves as a director of the banking trade group, America’s Community Bankers. She also served a two-year term on the Federal Reserve Board’s Thrift Institutions Advisory Council from 1999 to 2000.

Ms. Marinangel serves on the following Board committees of the Bank: Executive & Governance, Affordable Housing (Chairman) and Risk Management (Vice Chairman).

Mr. McCord has served as the President and Chief Executive Officer, and a director of Illinois National Bank in Springfield and of Illinois National Bancorp, Inc. since 1999. Prior to re-establishing Illinois National Bank in 1999, Mr. McCord was named in 1995 as President and Chief Operating Officer and a director for First of America Bank-Illinois, N.A. Mr. McCord retired from National City Bank, the successor to First of America Bank, in 1998, and launched the second generation of Illinois National Bank in 1999. Mr. McCord served as a director of the Community Bank Council of the Federal Reserve Bank of Chicago.

Mr. McCord serves on the following Board committees of the Bank: Executive & Governance (Alternate), Risk Management, and Technology (Chairman).

Mr. McKenna joined North Shore Bank in 1970 and has served as President and Chief Executive Officer since 1975. He previously served as Chairman of the Wisconsin League of Financial Institutions. Mr. McKenna served as a Director of the Federal Home Loan Bank of Chicago from 1986 to 1991. He served as a member of the Thrift Institution Advisory Committee to the Federal Reserve Board from

2001 to 2002. Locally, Mr. McKenna has served as Chairman of the Zoological Society of Milwaukee County, Chairman of the Milwaukee Public Museum, and Chairman of the Junior Achievement of Wisconsin. He presently is a member of the Greater Milwaukee Committee. Nationally, he has served as a Director of the America’s Community Bankers and chaired many of its committees. He presently serves as a Director of the American Bankers Association.

Mr. McKenna serves as the Bank’s Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He serves on the following Board committees of the Bank: Audit (Vice Chairman) and Personnel & Compensation (Vice Chairman).

Mr. Rosenbaum has been employed by Prospect Federal Savings Bank since 1987. He has served as President and CEO since 1998 and, in 2006, was named Chairman of the Board. Prior to his service with Prospect Federal Savings Bank, he was a lobbyist with the Illinois State Chamber of Commerce. In addition, he serves on the Board of the Illinois League of Financial Institutions (Chairman from 2002 to 2003) and is a member of the Mutual Institutions Committee for the American Bankers Association. He is a Village Trustee in Oak Lawn, Illinois.

Mr. Rosenbaum serves on the following Board committees of the Bank: Personnel & Compensation and Risk Management.

Mr. Sennholz joined Marshfield Savings Bank in Marshfield, Wisconsin, in 2005 as President and CEO. Prior to his service with Marshfield Savings Bank, he served as President, CEO and Chairman of the Board of Clarke County State Bank in Osceola, Iowa, from 2002 to 2005. From 1997 to 2002, Mr. Sennholz was the Vice President, Senior Lending Officer at Peoples State Bank in Wausau, Wisconsin. He held various positions of increasing responsibility at M&I First American Bank from 1989 to 1997.

Mr. Sennholz serves on the following Board committees of the Bank: Affordable Housing and Audit.

There is no family relationship among the above directors.

Audit Committee

Our Audit Committee is comprised of five outside directors. The Audit Committee Charter is available in full on our website at www.fhlbc.com/fhlbc/corp_governance.shtml.

Our Board of Directors determined that each Audit Committee member (Directors Herlache, McKenna, Locke, Sennholz, and Kuhl) is an “Audit Committee financial expert” for purposes of SEC Item 407(d)(5) of Regulation

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

S-K. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2007 and currently, is not independent, with the exception of Director Grosenheider who served during 2007 and was appointed by the Finance Board. Under Finance Board regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board’s analysis of director independence under the New York Stock Exchange rules, see Certain Relationships and Related Transactions on page 92.

Audit Committee Report

March 14, 2008

The Audit Committee of the Bank is comprised of five outside directors. In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the Federal Home Loan Bank of Chicago’s accounting, reporting and financial practices, including the integrity of its financial statements.

The Audit Committee had 11 meetings during 2007 and during six of these meetings, the Audit Committee met separately with the internal and independent auditors.

Management has the primary responsibility for the preparation and integrity of the Bank’s financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank’s independent auditor, PricewaterhouseCoopers LLP, is responsible for performing an independent audit of the financial statements and expressing an opinion on the conformity of those financial statements with generally accepted accounting principles. The Internal Audit Department is responsible for preparing an audit plan and conducting internal audits under the direction and control of the General Auditor, who is accountable to the Audit Committee. The Audit Committee oversees and monitors these processes on behalf of the Board of Directors.

The Audit Committee has reviewed and discussed the 2007 audited financial statements with management and the independent auditors. The Audit Committee has reviewed and discussed with the independent auditor all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees,” and SAS No. 90, “Audit Committee Communications,” and, with and without management present, discussed and reviewed the results of the independent auditor’s audit of the financial statements. The Audit Committee has also received the written disclosures and the letter from the independent auditor required by the Independence Standards Board Standard No.1, Independence Discussions with Audit Committees, and has discussed the auditor’s independence with the independent auditor.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Bank’s audited financial statements be included in the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

Audit Committee Members

Thomas L. Herlache, Chairman

James F. McKenna, Vice Chair

E. David Locke

William W. Sennholz

P. David Kuhl, ex officio

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 29, 2008:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
J. Mikesell Thomas	57	President and Chief Executive Officer	2004
Mark P. Bagnoli	55	Executive Vice President, Risk Management	2005
Matthew R. Feldman	54	Executive Vice President, Operations and Administration	2003
Peter E. Gutzmer	54	Executive Vice President, General Counsel and Corporate Secretary	1985
Charles A. Huston	60	Executive Vice President, Banking	1991
Roger D. Lundstrom	47	Executive Vice President, Financial Information	1984
Michael E. McFerrin	49	Executive Vice President, Financial Markets	1992
Eldridge Edgecombe	59	Senior Vice President, Community Investment	2001
Thomas H. W. Harper	42	Senior Vice President, General Auditor	2005

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

J. Mikesell Thomas became President and Chief Executive Officer of the Bank in August 2004. Prior to his employment with the Bank, Mr. Thomas served as an independent financial advisor to companies on a range of financial and strategic issues from April 2001 to August 2004. Previously, Mr. Thomas was a Managing Director of Lazard Freres & Company, where he was responsible for advising management and boards of client companies on strategic transactions from January 1995 to March 2001. From 1973 to 1995 he held positions of increasing responsibility at First Chicago Corporation, including Chief Financial Officer and Executive Vice President and Co-Head of Corporate and Institutional Banking. Mr. Thomas is trustee and chair of the Audit Committee for the following trusts: The UBS Funds, UBS Relationship Funds and SMA Relationship Trust. He is a trustee and a member of the Audit Committee of UBS Private Portfolios Trust and director and chair of the Audit Committee of Fort Dearborn Income Securities, Inc.

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

Charles A. Huston has been Executive Vice President, Banking of the Bank since 1991. Mr. Huston served as Acting President and Chairman of the Management Committee during the interim period from June 30, 2004, through August 30, 2004. Prior to his employment with the Bank, Mr. Huston was Vice President, Corporate Lending of Daiwa Bank Ltd. from 1989 to 1991 and Vice President, Corporate Finance of Continental Bank from 1988 to 1989. From 1971 to 1988 Mr. Huston held various positions of increasing responsibility at Continental Bank.

Roger D. Lundstrom has been Executive Vice President, Financial Information of the Bank since 2003. Mr. Lundstrom was Senior Vice President, Financial Information of the Bank from 1997 to 2003 and Senior Vice President, Financial Reporting and Analysis of the Bank from 1992 to 1997. Mr. Lundstrom held various positions with the Bank in analysis and reporting functions with increasing levels of responsibility from 1984 to 1992.

Michael E. McFerrin became Group Head, Financial Markets of the Bank in August 2007. From 2005 to 2007 he served as Co-Head, Financial Markets, and in March 2006 he became Executive Vice President of the Bank. Mr. McFerrin was Senior Vice President, Mortgage Finance from 2001 to 2005 and Vice President, Financial Markets from 1992 to 1994. Mr. McFerrin was also President/Principal of Benjamin Investments LLC from 1999 to 2001, Vice President of Nomura Securities International from 1994 to 1999, Vice President, Senior Investment Analyst, and Portfolio Manager of Farm and Home Savings Association from 1991 to 1992 and held positions of increasing responsibility at First Federal Savings and Loan Association of Pittsburg from 1986 to 1991.

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

Thomas H. W. Harper became Senior Vice President, General Auditor of the Bank in March 2006 and was Senior Vice President, Audit Director from 2005 to 2006. Prior to joining the Bank, Mr. Harper was First Vice President,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Senior Audit Manager with JPMorgan Chase and Co. from 2004 to 2005, responsible for the corporate areas of JPMorgan Chase and Co. From May 1997 until the merger of Bank One, NA with JPMorgan Chase in June 2004, Mr. Harper was responsible for the internal audit of the Commercial and Investment Bank, Treasury Services and Corporate areas of Bank One, NA. Mr. Harper was Vice President, Audit Manager with the First National Bank of Chicago, NA (which became Bank One, NA) in London, U.K. from 1993 to 1997 and an auditor in Banking and Financial Services with KPMG Peat Marwick in London, U.K., from 1987 to 1992. Mr. Harper is a Chartered Accountant (England and Wales), a Certified Financial Services Auditor, and a Certified Internal Auditor.

There is no family relationship among the above officers.

We have adopted a code of ethics for all of our employees and directors, including our President and CEO, principal financial officer, and those individuals who perform similar functions. A copy of the code of ethics is published on our internet website and may be accessed at www.fhlbc.com/fhlbc/corp_governance.shtml. We intend to disclose on our website any amendments to, or waivers of, the Code of Ethics covering our President, CEO, principal financial officer, and those individuals who perform similar functions. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

Item 11.	Executive Compensation

This section provides information regarding our compensation program for our President and CEO, our Executive Vice President, Financial Information, the three other most highly compensated executive officers and one additional former employee (all hereinafter defined as Named Executive Officers or “NEOs”) for 2007. It includes a description of the overall objectives of the compensation program and each element of compensation that we provide. All dollar amounts within Item 11. Executive Compensation are presented in whole dollars unless otherwise specified.

Compensation Discussion & Analysis

Compensation Program Objectives and Philosophy

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

The goal of our compensation program is to set compensation at a level which allows us to attract, motivate, and retain talented executives who can enhance our business performance and help us fulfill our housing finance mission. Our compensation program is designed to reward:

•	Individual performance and attainment of bank-wide goals and business strategies on both a short-term and long-term basis;

•	Enhanced value to our members as shareholders;

•	Fulfillment of our housing finance mission;

•	Effective and appropriate management of risks, including financial, operational, market, credit, reputational, legal, regulatory, human resource, and other risks; and

•	The growth and enhancement of executive leadership.

Our current compensation program is comprised of a combination of base salary, short-term incentive compensation, long-term incentive compensation, retirement, severance, and other benefits which reflect total compensation that is consistent with individual performance, business results, job responsibility levels and the competitive market. Because we are a cooperative and our capital stock generally may be held only by members, we are unable to provide compensation to executives in the form of stock or stock options which is typical in the financial services industry.

Our compensation program is organized around two key principles:

•	Members are best served when we can attract and retain talented executives with competitive compensation packages.

•	A significant portion of NEO compensation should be performance-based in order to support our short-term and long-term business strategies.

Use of Compensation Consultants and Surveys

It is the intent of the P&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the P&C Committee reviews comparable market compensation information.

In connection with setting 2007 salaries, the P&C Committee reviewed market data outlining comparable positions of our NEOs at other FHLBs, but did not establish specific benchmarking targets for purposes of setting NEO compensation for 2007.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

In late 2006 and early 2007, we engaged a compensation consulting firm, McLagan Partners, to conduct a competitive compensation review and benchmarking of base pay, and short-term and long-term incentive opportunities for our executive officers, senior officers and other key employees. The peer group for this study varied for different positions as the consulting firm reviewed each position and attempted to benchmark it against a group of financial institutions where executives would possess similar levels of knowledge and experience. The peer group included commercial banks because of the similarity in functions involving wholesale lending and managing large loan portfolios. For certain positions, the peer group also included mortgage banking institutions and other FHLBs because we compete with these institutions for talent in those positions.

The results of the McLagan study were presented to the P&C Committee in July of 2007 and reviewed by the committee in connection with setting executive compensation levels for 2008. However, the P&C Committee did not establish specific benchmarking targets for purposes of setting NEO compensation for 2008.

In the third quarter of 2007, we engaged McLagan Partners to survey market practices and evaluate a change-in-control methodology for senior management, including our NEOs, against those practices. The peer group for this study consisted of the following large, diversified financial institutions: Fifth Third Bancorp, KeyCorp, M&T Bank Corporation, National City Corporation, PNC Financial Services, Sovereign Bancorp, US Bancorp, Wachovia Corporation and Wells Fargo & Co.

The results of the review were presented to our Board of Directors for discussion during their September 2007 meeting. See Severance Arrangements on page 82.

Elements of Our Compensation Program

On an annual basis, the P&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits and projected payments under our retirement plans.

The most significant portion of our NEO compensation is awarded in cash either in the form of salary or payments under performance-based incentive plans. Salary is included in our NEO compensation package because the P&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid.

Performance-based compensation is split between our short-term and long-term incentive plans, providing incentive for our NEOs to pursue particular business objectives consistent with the overall business strategies set by our Board of Directors. The plans are designed to reward both overall Bank performance and individual performance. The Long-Term Incentive Plan also provides a retention incentive for our executives.

In determining executive compensation, we do not have to consider federal income tax effects on the Bank because we are exempt from federal income taxation.

Employment and other Agreements

Each of our NEOs has entered into an employment agreement with the Bank, other than Mr. Coomaraswamy, who resigned on August 17, 2007.

Mr. Thomas is employed by the Bank pursuant to an employment agreement that was entered into on August 30, 2004 and currently expires on December 31, 2008. The contract provides for automatic one-year extensions until such date as the Board of Directors or Mr. Thomas gives notice of non-extension. Mr. Thomas’ agreement provided for a minimum annual base salary through December 31, 2007 and gives discretion of the Board of Directors to increase the base salary above the minimum amount. After December 31, 2007, the Board of Directors has full discretion to set Mr. Thomas’ salary.

Mr. Thomas is entitled to participate in the President’s Incentive Compensation Plan and Long-Term Incentive Compensation Plan and receive certain minimum payments. See Summary of Non-Equity Incentive Plan Compensation on page 86. Mr. Thomas’ agreement provides for severance benefits under certain circumstances. See Post-Termination Compensation on page 82.

Mr. Thomas is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives. We are required to pay Mr. Thomas an amount in cash equal to health insurance premiums if Mr. Thomas elects not to participate in our health insurance benefit plan.

Mr. Feldman, Mr. Huston, Mr. Lundstrom and Mr. McFerrin have each entered into a three-year employment agreement with the Bank effective January 29, 2008. The agreement provides for an initial base salary amount, subject to merit and promotional increases. In addition, each of these NEOs is eligible to participate in or receive benefits provided to Bank employees under our employee benefit and bonus plans and is eligible to participate in any incentive compensation plans adopted by the Board of Directors. These executives are also entitled to receive severance benefits under certain circumstances. See Post-Termination Compensation on page 82.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Effective August 17, 2007, Mr. Coomaraswamy, Executive Vice President and Co-Head Financial Markets resigned, and Mr. Coomaraswamy and the Bank entered into a Separation Agreement and General Release of Claims which became effective on August 28, 2007. The agreement provides for: (1) aggregate severance payments to Mr. Coomaraswamy in the amount of $450,000 (one year’s base salary) less applicable state and federal taxes and other mandatory deductions payable in installments on the Bank’s regular payroll dates; and (2) the employer’s portion of the premiums for medical insurance coverage in coordination with COBRA for a period of 12 months beginning September 1, 2007. In addition, the agreement contains a general release by Mr. Coomaraswamy in favor of the Bank.

In connection with his resignation, Mr. Coomaraswamy also received a lump-sum payment of his Benefit Equalization Plan accounts and a return of his initial investment in performance units purchased under the then existing Long-Term Incentive Compensation Plan.

Base Salary

Each year, the Board of Directors determines the base salary for the President and CEO after it has received a recommendation from the P&C Committee. The recommendation is based upon the P&C Committee’s review of the President and CEO’s performance, overall Bank performance and compensation survey data. Mr. Thomas’ employment agreement specifies a minimum salary level of $703,040 for 2007 and gives the Board of Directors discretion to increase the base salary above the minimum amount. For 2007, the Board of Directors approved Mr. Thomas’ annual salary at the minimum contractual amount of $703,040.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the P&C Committee. For 2007, the P&C Committee approved merit increases averaging 4.00% for all employees with individual increases based on individual performance. An additional pool of funds was approved for promotional increases in an amount equal to 0.75% of aggregate Bank salaries. In December 2006, the NEOs received increases ranging from 3.65% to 9.76% for 2007 based upon bank-wide and individual performance, as well as individual experience, responsibilities, and tenure.

Short-Term Incentive Plans

We have two short-term incentive bonus plans for our NEOs: the President’s Incentive Compensation Plan covering the President and CEO and the Management Incentive Compensation Plan covering the other NEOs.

Both plans provide for the award of cash bonuses on the basis of performance over a one-year period calculated using weighted performance criteria correlated to our Board-approved strategic business plan for the year.

Each year, the Board of Directors approves the performance targets and plan criteria for the President and CEO, and the P&C Committee approves the performance targets and plan criteria for the other NEOs.

In determining the bonus opportunity amounts under these plans, the P&C Committee considers several factors, including:

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

Under both plans, the P&C Committee reserves the discretion to make adjustments in the performance criteria established for any award period either during or after the award period and to make or adjust award payments to compensate for or reflect any significant changes which may have occurred during the award period. Once award payments are made, however, awards are not subject to adjustment based upon a subsequent adjustment or restatement of our financial statements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For 2007, the target values, performance criteria and percentage attained for both the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan are set forth in the following table:

Target Value	Performance Criteria	Percentage Attained
25%	Net income after payment of REFCORP and AHP	150.00%

25%	Return on equity after payment of REFCORP and AHP	150.00%

10%	Strategic business development	119.89%

25%	Operating expenses	96.12%

5%	Community investment participation	105.54%

10%	Regulatory initiatives	0.00%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a bank-wide performance percentage. For 2007, the bank-wide performance percentage was 116.30%.

President’s Incentive Compensation Plan

Award payments under the President’s Incentive Compensation Plan can range, on the basis of performance, from 0% to 75% of annual salary with the target bonus being 35% of annual salary as described below.

Bank-Wide Performance Percentage	Award Payment Level
80% or lower	No payment

Every 1% increase between 80% and 100%	An additional 1.75% of annual salary

100% (target amount)	35% of annual salary

Every 1% increase between 100% and 125%	An additional 1.60% of annual salary (to a maximum of 75% of annual salary)

The P&C Committee, with the approval of the Board of Directors, may also make additional discretionary awards in consideration of extraordinary performance. Under the President and CEO’s employment agreement, total short-term and long-term incentive compensation is subject to a minimum total incentive compensation amount equal to 100% of base salary and a maximum total incentive compensation amount equal to 125% of base salary for periods through December 31, 2007 and a minimum target of 74% of base salary for each year thereafter. However, on

January 29, 2008, Mr. Thomas and the Bank agreed to amend his employment agreement to reduce Mr. Thomas’ total incentive compensation award for calendar year 2007 from $703,040 per the terms of his employment agreement to $300,000. The mutual decision to decrease the award was made based upon the recent and projected financial performance of the Bank. See Summary Compensation Table on page 86 and Grants of Plan-Based Awards Table on page 88.

Management Incentive Compensation Plan

In April, 2007, the Board of Directors approved an amended Management Incentive Compensation Plan, which covers the Bank’s management committee level executives including our NEOs (other than the President and CEO). The amended plan provides for the establishment of an award pool based upon the achievement of bank-wide performance criteria and performance targets. The award pool can range from 0% to 50% of the aggregate annual salaries of the Management Committee members (other than the President and CEO), with the pool target being 25% of the aggregate annual salaries as further described in the following table.

Bank-Wide Performance Percentage	Maximum Award Percentage
80% or lower	No payment

Every 1% increase between 80% and 100%	An additional 1.25% of annual salary

100% (target amount)	25% of annual salary

Every 1% increase between 100% and 130%	An additional 5/6ths of 1% of annual salary (to a maximum of 50% of annual salary)

The President and CEO has full discretion to make awards from the pool and may consider such factors as the satisfaction of individual goals and the achievement of specific levels of job performance for the plan year. Individual awards are approved by the P&C Committee of the Board of Directors. The President and CEO may also establish, subject to the approval of the P&C Committee, an additional bonus pool for any year from which the President and CEO may make discretionary awards. Possible award payments are presented in the Grants of Plan-Based Awards Table, while the actual awards earned are included in the Summary Compensation Table. See Summary Compensation Table on page 86 and Grants of Plan-Based Awards Table on page 88.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Long-Term Incentive Compensation Plan

The P&C Committee believes that long-term incentives for executives align the interests of our shareholder members and our executives. In December of 2007, the Board of Directors reviewed the Bank’s Long-Term Incentive Compensation Plan and decided that the existing plan should be terminated and replaced with a new plan which better reflects our current strategic priorities. In January of 2008, the Board of Directors approved a new plan comprised solely of granted performance units, thus no longer requiring executives to purchase any performance units. In connection with terminating the then existing Long-Term Incentive Compensation Plan effective December 31, 2007, plan participants received a refund of their contribution for purchased performance units covering the 2006 to 2008 and 2007 to 2009 performance periods, plus accrued interest.

Under the new Long-Term Incentive Compensation Plan, the P&C Committee establishes a performance period and with the approval of the Board of Directors, establishes one or more bank-wide performance goals consistent with our long-term business strategies. The P&C Committee designates those officers, including our NEOs, who are eligible to participate in the plan for the performance period and the formula for awarding units, including the designation of any pool of discretionary units which may be awarded by the President and CEO. The P&C Committee may make adjustments in the performance goals at any time to reflect major unforeseen transactions, events or circumstances.

Performance units vest at the end of the performance period provided that the participant is actively employed by the Bank at that time. If a participant retires, dies, incurs a separation from service or becomes disabled, the performance units would vest pro rata based upon the number of months that the participant was employed during the performance period and the length of the performance period. In the event of (1) a change of control (as defined in the plan) or (2) a termination of the participant’s employment by the participant for good reason (as defined in the plan), the participant will be fully vested in any outstanding performance units.

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

At the end of the performance period, the P&C Committee determines the extent to which the performance criteria were achieved and the value of performance units. Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value and aggregated to determine a performance percentage.

The performance criteria and performance information for the 2005 to 2007 performance period under the new Long-Term Incentive Compensation Plan is set forth below:

Target Value	Performance Criteria for 2004 to 2006	Percentage Attained
40%	Return on equity after payment of REFCORP and AHP	86%

20%	Strategic business development	84%

20%	Capital stock management	150%

10%	Capital plan	0%

10%	Community investment participation	108%

In order to determine the value of the performance units, each performance percentage is correlated to a specified unit value, which ranges from $0 to $200, with a target value of $100.

The unit value ranges for specified performance percentage ranges are summarized in the following table:

Performance Percentage	Performance Unit Value Ranges
90% or lower	$0

91% to 94%	$19.00 to $64.00

95% to 100%	$75.00 to $100.00

101% to 110%	$100.77 to $117.04

111% to 120%	$119.65 to $150.45

121% to 130%	$154.67 to $200.00

In determining the appropriate value to assign to performance units based upon the level of achievement of

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

the performance criteria, the P&C Committee considers factors such as the relative merits of cash and performance-based units convertible to cash as a device for retaining and incenting NEOs and the practices of other financial institutions in our peer group.

For the 2005 to 2007 performance period, the overall weighted performance percentage was 91.96% which resulted in a performance unit value of $55.00 for purchased performance units and $35.36 for granted performance units.

For a description of the awards for the 2005-2007 performance period, see Long-Term Incentive Compensation Plan on page 87.

Perquisites

Perquisites are not a significant part of our compensation program. These perquisites may include reimbursement of private medical insurance premiums or limited club memberships provided for member entertainment purposes.

Post-Termination Compensation

Severance Arrangements

The P&C Committee believes that severance arrangements are an important part of overall NEO compensation and approved employments agreements in January of 2008 that include severance provisions for Mr. Feldman, Mr. Huston, Mr. Lundstrom and Mr. McFerrin to provide an incentive for these key executives to remain with the Bank during a period of transition, including on-going merger discussions. In connection with these agreements, we presented our Board of Directors with a study conducted by McLagan Partners comparing proposed contract elements against market practices. The Board of Directors decided to structure employment agreements for these executives that did not include a change-in-control payment because the Board of Directors wished to provide an incentive for executives to remain employed with the Bank during a transition period and not give them an incentive to terminate employment upon a change-of-control. The contractual elements included in the agreements related to term, payments upon termination, tax gross-ups and medical benefits were within the market practice ranges identified in the McLagan study. The Board of Directors decided that it would not include an automatic renewal provision or additional credits for years-of-service under our pension benefits.

Mr. Thomas’ employment agreement entered into in 2004 also includes severance arrangements. For a description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 90.

If Mr. Thomas’ employment is terminated by the Board of Directors without cause (as defined in the agreement) or by Mr. Thomas with good reason (as defined in the agreement), Mr. Thomas is entitled to receive an amount equal to two times the sum of his base salary as of the date of termination plus his minimum total incentive compensation (total incentive compensation target effective for any such termination effective after December 31, 2007). The base salary amounts are payable within 10 days of the date a release is executed and 50% of the total incentive compensation amount is payable on each of the first two anniversaries of the termination date. No severance is payable in connection with a non-renewal of the employment agreement.

Each of the employment agreements with Mr. Feldman, Mr. Huston, Mr. Lundstrom and Mr. McFerrin provides for termination payments in the event that the executive’s employment with the Bank is terminated either by the executive for good reason (as defined in the agreement) or by the Bank other than for cause (as defined in the agreement) as follows:

(1)	all accrued and unpaid salary for time worked as of the date of termination;

(2)	all accrued but unutilized vacation time as of the date of termination;

(3)	salary continuation (at the base salary in effect at the time of termination) for a three year period beginning on the date of termination;

(4)	continued participation in any bonus plan in existence as of the date of termination, provided that all other eligibility and performance objectives are met, as if the executive had continued employment through December 31 of the year of termination (the executive will not be eligible for bonuses paid with respect to any year following the year of termination); and

(5)	continued participation in the Bank’s employee health care benefit plans in accordance with the terms of the Bank’s then-current severance plan that would be applicable to the executive if his employment had been terminated pursuant to such plan.

If the executive’s employment with the Bank is terminated by the Bank for cause, by the executive other than for good reason or by death or disability of the executive, the executive is entitled only to the amounts in items (1) and (2) above.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The employment agreements provide that the executive will not be entitled to any other compensation, bonus or severance pay from the Bank other than those specified above and any vested rights which the executive has under any pension, thrift, or other benefit plan, excluding severance.

The terms of the employment agreements also specify that the right to receive the termination payments outlined above in connection with a termination for good reason or other than for cause is contingent upon the executive signing a general release of all claims against the Bank.

Pension Plan Benefits

The P&C Committee believes that retirement plan benefits and retiree health and life insurance are an important part of our NEO compensation program which provide a competitive benefits package. The Pentegra Financial Institutions Retirement Fund (“Pension Plan”) and related Benefit Equalization Plan benefits serve a critically important role in the retention of our senior executives (including our NEOs), as benefits under these plans increase for each year that these executives remain employed by us and thus encourage our most senior executives to remain employed by us. We provide additional retirement and savings benefits under the Benefit Equalization Plan because we believe that it is inequitable to limit retirement benefits and the matching portion of the retirement savings plan on the basis of a limit that is established by the IRS for purposes of federal tax policy.

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee’s years of service and the employee’s highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2007, the limitation on annual earnings is $225,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $180,000 in 2007.

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

For 2007, our matching contribution was limited to $13,500. Both employee and employer Savings Plan contributions are immediately 100% vested.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Pursuant to IRS rules, effective for 2007, the Savings Plan limits the “annual additions” that can be made to a participating employee’s account to $45,000 per year. “Annual additions” include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $15,500 per year. In addition, no more than $225,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over could contribute catch-up contributions of up to $5,000 per year.

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

Benefit Equalization Plan

We also provide supplemental retirement and savings plan benefits under our Benefit Equalization Plan, a nonqualified unfunded plan that preserves the level of benefits which were intended to be provided under our Pension Plan and Savings Plan in light of legislation limiting benefits under these tax qualified plans. The Benefit Equalization Plan was established in 1994. The Pension Plan benefit under the Benefit Equalization Plan is an amount equal to the difference between the Pension Plan formula without considering legislative limitations, and the benefits which may be provided under the Pension Plan considering such limitations. The Benefit Equalization Plan also allows employees to make additional salary reduction contributions up to the maximum percentages allowed under the Savings Plan and to receive matching contributions up to the maximum percentages under the Savings Plan, in each case without giving effect to laws limiting annual additions. Salary reduction contributions and earnings under the Benefit Equalization Plan are treated as deferred income. Savings Plan related contributions and earnings in the Benefit Equalization Plan earn interest at the same rate as our net return on equity (after payment of our REFCORP obligations). Effective January 1, 2008, the earnings rate for the Benefit Equalization Plan was changed to the ninety day Federal Home Loan Bank System discount note rate as a result of the potential for a decrease in the rate of return below a market rate inconsistent with the purpose of the plan.

2008 Compensation Decisions

Salaries

The 2008 base salaries for our NEOs are as follows:

Name	2008 Base Salary
J. Mikesell Thomas	$650,000
Roger D. Lundstrom	270,000
Michael E. McFerrin	500,000
Matthew R. Feldman	365,000
Charles A. Huston	282,000

For 2008, the Board of Directors had discretion to set Mr. Thomas’ salary under his employment agreement and the Board of Directors and Mr. Thomas agreed to reduce his salary from $703,040 to $650,000 based upon the Bank’s recent and projected financial performance.

For 2008, the P&C Committee decided to defer decisions on salary increases for Mr. Feldman, Mr. Huston and Mr. Lundstrom based upon the recent and projected financial performance of the Bank. Mr. McFerrin received a 5.25% base salary promotional increase from $475,000 to $500,000 as he has assumed sole management of the Financial Markets Group. Mr. Feldman, Mr. Huston, Mr. Lundstrom and Mr. McFerrin each entered into an employment agreement (as previously described) with the Bank on January 29, 2008 and the agreement specifies their initial base salary for 2008.

Short – Term Compensation Plans

On January 22, 2008, the Board of Directors approved target values and performance criteria for the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan as follows: 20% advances; 10% member participation in the MPF Program; 5% community investment participation; 25% operating expenses; 20% enterprise systems implementation and 20% regulatory initiatives.

Long – Term Compensation Plan

On January 22, 2008, the Board of Directors adopted a new Long-Term Incentive Compensation Plan and approved a two-year performance period to run from January 1, 2008 to December 31, 2009. The performance period was reduced from a traditional three-year period to a two-year period in order to provide an effective retention incentive to employees.

The formula for the allocation of performance units is as follows: (1) 2008 base salary multiplied by; (2) 2008 short

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

term incentive award target divided by; (3) 100 multiplied by; (4) 1.66. The short term incentive award target for Mr. Thomas under the President’s Incentive Compensation Plan is 35% of base salary. The short term incentive target for Mr. Feldman, Mr. Huston, Mr. Lundstrom and Mr. McFerrin under the Management Incentive Compensation Plan is 25% of base salary. For 2008, the Board of Directors approved a discretionary pool equal to an additional 10% of the aggregate performance units under the formula outlined above to be awarded at the discretion of the President & CEO.

For the 2008 to 2009 performance period, our NEOs were awarded the following performance units: Mr. Thomas – 3792 units; Mr. Lundstrom – 1294 units; Mr. Feldman – 1749 units; Mr. Huston – 1322 units; and Mr. McFerrin – 2553 units. Each performance unit may range in value from $0 to $200, with a target value of $100 based upon satisfaction of the performance criteria. The Board of Directors approved the following target values and performance criteria: 25% advances; 10% member participation in the MPF Program; 10% community investment participation; 25% operating expenses; 15% enterprise systems implementation and 15% regulatory initiatives.

Compensation Committee Report

Our Board of Directors has established the P&C Committee to assist it in matters pertaining to the employment and compensation of the President and CEO and executive officers and our employment and benefits programs in general.

The P&C Committee is responsible for making recommendations to the Board of Directors regarding the compensation of the President and CEO and approves compensation of the other executive officers, including base salary, merit increases, incentive compensation and other compensation and benefits. Its responsibilities include reviewing our compensation strategy and its relationship to our goals and objectives as well as compensation at the other FHLBs and other similar financial institutions that involve similar duties and responsibilities.

The P&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 – Executive Compensation. In reliance on such review and discussions, the P&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The P&C Committee:

Roger L. Lehmann, Chairman

James F. McKenna, Vice Chairman

William R. Dodds

Steven F. Rosenbaum

P. David Kuhl, ex officio

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Compensation Tables

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
J. Mikesell Thomas	2007	$703,040	$300,000	$225,000	$48,499	$1,276,539
Principal Executive Officer	2006	676,000	676,000	281,000	41,215	1,674,215
Roger D. Lundstrom	2007	270,000	99,480	68,000	16,142	453,622
Principal Financial Officer	2006	260,500	152,157	79,000	13,200	504,857
Michael E. McFerrin	2007	475,000	199,269	36,000	18,511	728,780
Executive Vice President-Financial Markets	2006	450,000	271,807	132,000	13,200	867,007
Matthew R. Feldman	2007	365,000	133,133	65,000	17,172	580,305
Executive Vice President-Operations and Administration	2006	333,025	137,944	66,000	9,765	546,734
Charles A. Huston [1]	2007	282,000	106,475	173,000	16,332	577,807
Executive Vice President-Banking
Gnanesh Coomaraswamy [2]	2007	284,712	-	371,000	452,250	1,107,962
Executive Vice President	2006	410,000	221,418	104,000	13,200	748,618
[1]	Mr. Huston was not a named executive officer for 2006.
[2]	Mr. Coomaraswamy’s employment ended on August 17, 2007.

Narrative to Summary Compensation Table

Compensation under Non-Equity Incentive Plan Compensation in the Summary Compensation Table is comprised of awards under our President’s Incentive Compensation Plan, Management Incentive Compensation Plan and Long-Term Incentive Compensation Plan as further described in the following table:

Summary of Non-Equity Incentive Plan Compensation

Name	Year	Short- Term [1]	Long- Term [2]	Total
J. Mikesell Thomas	2007	$300,000	$-	$300,000
	2006	676,000	-	676,000
Roger D. Lundstrom	2007	77,000	22,480	99,480
	2006	67,131	85,026	152,157
Michael E. McFerrin	2007	170,000	29,269	199,269
	2006	145,969	125,838	271,807
Matthew R. Feldman	2007	108,000	25,133	133,133
	2006	101,808	36,136	137,944
Charles A. Huston	2007	83,500	22,975	106,475
Gnanesh	2007	-	-	-
Coomaraswamy	2006	125,339	96,079	221,418
[1]	Awards under the President’s Incentive Compensation Plan and Management Incentive Compensation Plan
[2]	Net award amount under the Long-Term Incentive Compensation Plan for the 2005 to 2007 performance period after deducting the original purchase price for purchased performance units.

President’s Incentive Compensation Plan

For 2007, the bank-wide performance percentage of 116.30% would have resulted in a payment level for Mr. Thomas of 61.09% of his annual salary, although under Mr. Thomas’ employment agreement, he would have been entitled to receive a minimum amount of total incentive compensation equal to 100% of base salary. However, effective January 29, 2008, Mr. Thomas and the Bank amended his employment agreement to reduce his total incentive compensation award for calendar year 2007 from $703,040 per the terms of his employment agreement to $300,000. The mutual decision to decrease the award was made based upon the recent and projected financial performance of the Bank. For a description of the target values and plan criteria, see President’s Incentive Compensation Plan on page 80.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Management Incentive Compensation Plan

In determining the award pool under the Management Incentive Compensation Plan, the P&C Committee began with an award pool equal to 38.58% of the aggregate salaries of the management committee level executives (other than the President and CEO), based upon achievement of plan performance criteria at the bank-wide percentage of 116.30%, plus 20% of the initial pool amount. The P&C Committee reduced this award pool by one-third as a result of the Bank’s current and projected financial performance. This resulted in a final award pool equal to 30.9% of the aggregate salaries of the management committee level executives (other than the President and CEO).

The President and CEO recommended individual awards from the award pool for participants based upon achievement of specific levels of job performance during 2007 and those awards were approved by the P&C Committee. The NEOs participating in the plan received the following awards:

Name	Award as % of Salary	Award
Roger D. Lundstrom	28.50%	$77,000
Michael E. McFerrin	35.80%	170,000
Matthew R. Feldman	29.60%	108,000
Charles A. Huston	29.60%	83,500

Long-Term Incentive Compensation Plan

For the 2005 to 2007 performance period, the P&C Committee allocated performance units that each NEO could elect to purchase at a unit price of $65.75. For each purchased unit, an NEO was granted three units at the end of the three-year performance period effective December 31, 2007. For a description of the target values, performance criteria and performance percentage attained, see Long-Term Incentive Compensation Plan on page 81.

For the 2005 to 2007 performance period, the overall weighted performance percentage was 91.96% which resulted in a performance unit value of $55.00 for purchased performance units and $35.36 for granted performance units.

The following table sets forth the original purchase price of performance units, the total value of both the purchased and granted performance units and the net compensation to participating NEOs for the 2005 to 2007 performance period.

Name [1]	Purchase Price	Value of Units	Net Compensation
Roger D. Lundstrom	$15,320	$37,532	$22,212
Michael E. McFerrin	20,185	49,452	29,267
Matthew R. Feldman	16,964	41,559	24,595
Charles A. Huston	15,846	38,820	22,974
[1]

Mr. Thomas did not participate in the Long-Term Incentive Compensation Plan for the 2005 to 2007 performance period because his employment agreement provided for a total incentive compensation payment for 2007.

Summary of All Other Compensation in Summary Compensation Table

Name	Year	Perquisites and Other Personal Benefits		Company Contributions to 401(k) & BEP	Severance Payments/ Accruals	Interest on Terminated Long-Term Incentive Compensation Plan		Total All Other Compensation
J. Mikesell Thomas	2007	$43,098	[1]	$-	$-	$5,401		$48,499
	2006	41,215		-	-	-		41,215
Roger D. Lundstrom	2007	-		13,500	-	2,642		16,142
	2006	-		13,200	-	-		13,200
Michael E. McFerrin	2007	-		13,500	-	5,011		18,511
	2006	-		13,200	-	-		13,200
Matthew R. Feldman	2007	-		13,500	-	3,672		17,172
	2006	-		9,765	-	-		9,765
Charles A. Huston	2007	-		13,500	-	2,832		16,332
Gnanesh Coomaraswamy	2007	-		2,250	450,000	-	[2]	452,250
	2006	-		13,200	-	-		13,200
[1]

For 2007, Mr. Thomas received $43,098 in perquisites and other benefits which included $37,728 for reimbursement pursuant to his employment agreement of private medical plan premiums in lieu of participation in the Bank health care plan.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The All Other Compensation column of the Summary Compensation Table includes the accrued interest payment to NEOs in connection with the termination of the prior Long-Term Incentive Compensation Plan effective December 31, 2007. Plan participants received a refund of their contribution for purchased performance units covering the 2006 to 2008 and 2007 to 2009 performance periods. The refund included accrued interest at the ninety day Federal Home Loan Bank System discount note rate from the date of purchase through the refund date.

The following table sets forth a summary of the refunded amounts.

Name	Original Purchase Price [1]	Accrued Interest	Total Refund
J. Mikesell Thomas	$51,811	$5,401	$57,212
Roger D. Lundstrom	34,322	2,642	36,964
Michael E. McFerrin	65,947	5,011	70,958
Matthew R. Feldman	24,919	3,672	28,591
Charles A. Huston	36,820	2,832	39,652
Gnanesh Coomaraswamy [2]	70,813	-	70,813
[1]

Amounts included in the Original Purchase Price have been previously reported and included in the executive’s compensation as an award under the applicable short-term incentive compensation award for the applicable year.

[2]	Mr. Coomaraswamy received a refund of his contribution for performance units in connection with his resignation effective August 17, 2007.

Grants of Plan-Based Awards

The table below describes the potential NEO awards under the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan. The plan period covers January 1, 2007 through December 31, 2007 and the performance criteria under the plan was established April 24, 2007. For a description of the performance criteria and actual award payments made for 2007 to our NEOs under the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan, see Narrative to Summary Compensation Table on page 86.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold		Target	Maximum
J. Mikesell Thomas	$703,040	[1]	$703,040	$878,800
Roger D. Lundstrom	-		67,500	135,000
Michael E. McFerrin	-		118,750	237,500
Matthew R. Feldman	-		91,250	182,500
Charles A. Huston	-		70,500	141,000
Gnanesh Coomaraswamy [2]	-		112,500	225,000
[1]	Mr. Thomas’ employment agreement was amended on January 29, 2007 to provide for a reduction in the payment of his calendar year 2007 total incentive compensation from $703,040 to $300,000.
[2]	Mr. Coomaraswamy became ineligible for a 2007 award when he tendered his resignation on August 17, 2007.

Retirement and Other Post-Employment

Compensation Tables and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
J. Mikesell Thomas	Pension	2.83	$93,000	$-
	BEP	2.83	436,000	-
Roger D. Lundstrom	Pension	23.33	370,000	-
	BEP	23.33	234,000	-
Michael E. McFerrin	Pension	13.00	217,000	-
	BEP	13.00	498,000	-
Matthew R. Feldman	Pension	3.75	102,000	-
	BEP	3.75	69,000	-
Charles A. Huston	Pension	15.58	633,000	-
	BEP	15.58	369,000
Gnanesh Coomaraswamy	Pension	13.67	213,000	-
	BEP	13.67	-	655,000

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 82.

The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant’s accumulated benefit is calculated as of December 31, 2007 and 2006. Under the Pension Plan, which is a qualified pension plan, the participant’s accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by the 1994 Group Annuity Mortality (GAM) table projected 5 years and discounted back to age 65 by assuming 50% of benefit valued at 5.0% interest and 50% of benefit valued at 7.75% interest. The present value amount determined at age 65 is then discounted back to the appropriate reporting period using a discount rate of 7.75%.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2007 accumulated benefit and the present value of the December 31, 2006 accumulated benefit is the “change in pension value” for the qualified plan.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (“ERISA”). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are than deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant’s accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by the 1994 Group

Annuity Mortality (GAM) table, except for the pre-retirement age period. The present value is discounted back using a discount rate of 6.25% and 5.75% for December 31, 2007 and December 31, 2006.

The difference between the present value of the December 31, 2007 accumulated benefit and the present value of the December 31, 2006 accumulated benefit is the “change in pension value” for the nonqualified plan.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multiemployer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE
J. Mikesell Thomas	BEP	$-	$-	$-	$-	$-
	PICP	-	-	5,401	-	-
Roger D. Lundstrom	BEP	38,500	2,350	4,296	-	169,009
	MICP	17,424	-	2,642	34,322	-
Michael E. McFerrin	BEP	15,000	-	9,065	-	312,511
	MICP	24,716	-	5,011	65,947	-
Matthew R. Feldman	BEP	8,400	3,375	410	-	22,621
	MICP	24,912	-	3,244	44,644	-
Charles A. Huston	BEP	12,700	2,755	1,481	-	60,679
	MICP	18,739	-	2,832	18,739	-
Gnanesh Coomaraswamy	BEP	-	-	14,191	879,950	-
	MICP	31,231	-	-	58,583	-

PICP – President’s Incentive Compensation Plan

MICP – Management Incentive Compensation Plan

The table above includes salary reduction contributions by our NEOs and matching “Registrant Contributions” by the Bank under the Benefit Equalization Plan. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 84.

The table also includes compensation deferred under the President’s Incentive Compensation Plan and Management Incentive Compensation Plan and used to purchase performance units under our prior Long-Term Incentive Compensation Plan. In connection with the termination of the prior Long-Term Incentive Compensation Plan effective December 31, 2007, participants received a refund on January 31, 2008 for their purchased performance units which included previously deferred amounts. This refund included accrued interest as reflected in the “Aggregate Earnings in Last FY” column of the table and is also included in our NEOs total compensation in the Summary Compensation Table. See Narrative to Summary Compensation Table – Summary of All Other Compensation on page 86.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Potential Payments Upon Termination Table

Name	Severance	Short-Term Incentive Plan	Long-Term Incentive Plan Payment	Health Care	Total
J. Mikesell Thomas	$1,300,000	$-	$962,000	$-	$2,262,000
Roger D. Lundstrom	810,000	67,500	129,400	24,048	1,030,948
Michael E. McFerrin	1,500,000	125,000	255,300	24,048	1,904,348
Matthew R. Feldman	1,095,000	91,250	174,900	15,318	1,376,468
Charles A. Huston	846,000	70,500	132,200	15,318	1,064,018
Gnanesh Coomaraswamy [1]	n/a
[1]	Not applicable as Mr. Coomaraswamy resigned effective August 17, 2007 and is currently receiving severance payments.

The table above assumes that an NEO has been terminated by us other than for cause or that the NEO has terminated employment for good reason under his employment agreement. Under such circumstances, the NEO would be entitled to severance benefits and continued health care coverage and would continue participation in our incentive compensation plans. With respect to Mr. Lundstrom, Mr. McFerrin, Mr. Feldman and Mr. Huston, these agreements were not entered into until January 29, 2008. Prior to that time, these NEOs were entitled to severance benefits under our Severance Plan. See Severance Arrangements on page 82.

We have also assumed that the payments under the President’s Incentive Compensation Plan, Management Incentive Compensation Plan and the Long-Term Incentive Compensation Plan would be at the applicable target amount for that plan.

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

The following table sets forth the per-meeting fees and the annual caps established for 2008 and 2007 under our Director Compensation Policy. Although the annual cap on director compensation published by the Finance Board increased from 2007 to 2008, our Board of Directors decided to maintain the 2007 per meeting and annual compensation limit levels based upon the recent and projected financial performance of the Bank. The amounts shown are in whole dollars.

	2008 and 2007
	Fee Per Meeting		Annual Cap
Chair	$4,400		$29,944
Vice-chair	3,600		23,955
Other members	2,800	[1]	17,967
[1]	This fee is $3,000 for a director who is chairing one or more committee meetings.

The table below sets forth Director compensation for 2007.

Name	Total Fees Earned or Paid In Cash
P. David Kuhl – Chair	$29,944
James F. McKenna – Vice Chair	23,955
William R. Dodds, Jr.	16,800
Thomas M. Goldstein	14,200
Terry W. Grosenheider	17,967
Thomas L. Herlache	17,967
Alex J. LaBelle	17,967
Roger L. Lehmann	17,967
Gerald J. Levy	17,967
E. David Locke	17,967
Kathleen E. Marinangel	17,967
Richard K. McCord	17,967
Steven F. Rosenbaum	17,967

Total	246,602

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

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, No person, including our directors, officers and employees, may own the Bank’s capital stock. Currently, all of our directors are elected by and from the membership and these elected directors are directors or officers of member institutions that own our capital stock. The exclusive voting rights of members are for the election of 10 of our directors who represent the members, as more fully discussed in Submission of Matters to a Vote of Security Holders on page 27.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding capital stock as of February 29, 2008:

As of February 29, 2008	Capital Stock	% of Total
LaSalle Bank N.A. [1]	$230	8.5%
One Mortgage Partners Corp. [2]	172	6.4%
Mid America Bank, FSB [3]	146	5.4%
M&I Marshall & Isley Bank	135	5.0%

Total	$683	25.3%

[1]	LaSalle Bank N.A. is a subsidiary of Bank of America Corporation.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]

MidAmerica Bank, FSB became ineligible for membership due to an out-of-district merger with National City Bank, effective on February 9, 2008. Their capital stock has been reclassified to mandatorily redeemable capital stock (“MRCS”) as of February 29, 2008.

The following table sets forth information about those members with an officer or director serving as a director of the Bank as of February 29, 2008.

Institution and Address	Director Name	Capital Stock[1]	Percent of Total
The Northern Trust Company 50 S. LaSalle St. Chicago, IL 60603	William R. Dodds, Jr.	$60.5	2.2%

North Shore Bank, FSB 15700 West Bluemound Road Brookfield, WI 53005	James F. McKenna	12.3	0.5%

Baylake Bank 1737 Memorial Drive Sturgeon Bay, WI 54235	Thomas L. Herlache	6.8	0.3%

McHenry Savings Bank 353 Bank Drive McHenry, IL 60050	Kathleen E. Marinangel	3.6	0.1%

Prospect Federal Savings Bank 11139 South Harlem Avenue Worth, IL 60482	Steven F. Rosenbaum	2.7	0.1%

Marshfield Savings Bank 207 W. 6th Street Marshfield, WI 54449	William W. Sennholz	2.6	0.1%

Freestar Bank 101 Greencroft Drive Champaign, IL 61821	P. David Kuhl	1.9	0.1%

McFarland State Bank 5990 Highway 51 McFarland, WI 53558	E. David Locke	1.5	0.1%

Illinois National Bank 322 East Capitol Avenue Springfield, IL 62701	Richard K. McCord	0.6	0.0%

The Harvard State Bank 35 North Ayer Street Harvard, IL 60033	Roger L. Lehmann	0.5	0.0%

Total Directors as a group		$93.0	3.5%

[1]	The capital stock that member institutions own in our Bank is pledged to us as additional collateral on advances and all other outstanding obligations for that member.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 13.	Certain Relationships and Related Transactions.

Related Persons and Related Transactions

We are a cooperative. Capital stock ownership is a prerequisite to transacting any member business with us. Our members (and, in limited circumstances, former members) own all of our capital stock. The majority of our directors are elected by and from our members and these elected directors are directors or officers of member institutions that own our capital stock. We conduct our advances business and the MPF Program almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve as our directors. We extend credit to them on market terms that are no more favorable than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, sell Federal Funds to and purchase MBS from members (or affiliates of members) whose officers or directors serve as our directors. All such investments are market rate transactions and all such MBS are purchased through securities brokers or dealers. As an additional service to our members, including those whose officers or directors serve as our directors, we may enter into interest rate derivatives with members and offset these derivatives with non-member counterparties. These transactions are executed at market rates.

We define a “related person” as any director or executive officer of the Bank, any member of their immediate families, or any holder of 5% or more of our capital stock.

During 2007, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director’s business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

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

As of the date of this Report, we have 10 directors, all of whom were elected by our member institutions. See Directors, Executive Officers, and Corporate Governance – Directors of the Registrant on page 73 for more information on our current directors. During 2007, we also had two directors who were appointed by the Finance Board in addition to 10 elected directors. Directors who served in 2007 but are no longer members of our Board include elected directors Thomas M. Goldstein and Gerald J. Levy and appointed directors Terry W. Grosenheider and Alex J. LaBelle. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the elected directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

Finance Board Regulations Regarding Independence

The Finance Board director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual’s independent judgment. Relationships considered disqualifying by the Finance Board include: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. Our Board of Directors assesses the independence of each director under the Finance Board’s independence standards, regardless of whether he or she serves on the Audit Committee. Our Board of Directors determined that all

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

former directors who served in 2007 were, and all current directors are, independent under these criteria.

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

Applying the NYSE independence standards to those elected directors who served in 2007 but are not currently serving as directors as well as those elected directors who are currently serving as of the date of this Report, the Board determined that only current elected directors Lehmann, Rosenbaum, and Sennholz did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each elected director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these current elected directors meets the independence criteria under the NYSE independence standards. However, appointed former directors Grosenheider and LaBelle are employees or officers of institutions that are not members of, and that therefore do not have, ongoing business transactions with us. The Board determined that each of these appointed directors who served in 2007 is independent under the NYSE independence standards.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been billed by our external accounting firm:

	For the Years Ended December 31,
(in thousands)	2007	2006
Audit fees	$729	$982
Audit related fees	37	287
All other fees	-	6

Total fees	$766	$1,275

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

No tax related fees were paid during the two years ended December 31, 2007. All other fees paid during the year ended December 31, 2007, were for software license fees. No fees were paid to the external accounting firm for financial information system design and implementation.

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

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 19, 2008 or, as noted below, were filed with the Bank’s previously filed Annual, Quarterly, or Current Reports, copies of which may be obtained by going to the SEC’s website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [1]

3.2	Federal Home Loan Bank of Chicago Bylaws [1]

10.1.1	Lease for Lincoln-Carlyle Illinois Center & FHLBC dated 12/31/97-7/31/11 [1]

10.1.2	First Amendment to Lease (12/15/2000) [1]

10.1.3	Second Amendment to Lease (10/29/2003) [1]

10.1.4	Sixth Amendment to Lease (1/17/2008) [2]

10.2	Advances, Collateral Pledge and Security Agreement [1]

10.3.1	Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated June 30, 2004 [1]

10.3.2	Amendment No. 1 to Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated October 18, 2005 [1]

10.3.3	Amendment No. 2 to Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated April 18, 2006 [3]

10.3.4	Amendment No. 3 to Written Agreement between the Federal Home Loan Bank of Chicago and the Federal Housing Finance Board dated June 6, 2006 [3]

10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [1]

10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [1]

10.6.1	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement [1]

10.6.2	First Amendment to Liquidity Option and Master Participation Agreement [1]

10.6.3	Second Amendment to Liquidity Option and Master Participation Agreement [1]

10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [4]

10.8.1	Employment Agreement between the Chicago Federal Home Loan Bank and J. Mikesell Thomas, dated August 30, 2004 [1]

10.8.2	Amendment to Employment Agreement between the Federal Home Loan Bank of Chicago and J. Mikesell Thomas, dated January 29, 2008

10.9	Federal Home Loan Bank of Chicago President’s Incentive Compensation Plan [1]

10.10	The form of the Employment Agreements between the Federal Home Loan Bank of Chicago and Matthew Feldman, Charles Huston, Roger Lundstrom and Michael McFerrin, each dated January 29, 2008

10.11	Employment Agreement and General Release by and between the Federal Home Loan Bank of Chicago and Kenneth L. Gould, as of May 15, 2006 [8]

10.12.1	Federal Home Loan Bank of Chicago Management Incentive Compensation Plan April 24, 2007 [5]

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Exhibit No.	Description
10.12.2	Federal Home Loan Bank of Chicago Management Incentive Compensation Plan, March 14, 2006 [7]

10.13.1	Federal Home Loan Bank of Chicago Long Term Incentive Compensation Plan [1]

10.13.2	Federal Home Loan Bank of Chicago Long Term Supplemental Incentive Compensation Plan

10.14	Federal Home Loan Bank of Chicago Benefit Equalization Plan [1]

10.15	Federal Home Loan Bank of Chicago Employee Severance Plan [5]

10.16	Separation Agreement and General Release of Claims by and between the Federal Home Loan Bank of Chicago and Gnanesh Coomaraswamy, effective August 28, 2007 [6]

10.17.1	Federal Home Loan Bank of Chicago Board of Directors 2006 Compensation Policy [7]

10.17.2	Federal Home Loan Bank of Chicago Board of Directors 2007 Compensation Policy [8]

10.17.3	Federal Home Loan Bank of Chicago Board of Directors 2008 Compensation Policy

14	The Federal Home Loan Bank of Chicago Code of Ethics [9]

24	Power of Attorney (included on the signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

99	Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2007-SUP-01), dated October 10, 2007

[1]	Filed with our Form 10 on December 14, 2005
[2]	Filed with our 8-K Current Report on January 23, 2008
[3]	Filed with our 8-K Current Report on April 8, 2006
[4]	Filed with our 8-K Current Report on June 28, 2006
[5]	Filed with our 2007 1st Quarter Form 10-Q on May 11, 2007
[6]	Filed with our 2007 3rd Quarter Form 10-Q on November 14, 2007
[7]	Filed with our 2005 Form 10-K on March 30, 2006
[8]	Filed with our 2006 Form 10-K on March 30, 2007
[9]	Published on our website at www.fhlbc.com/fhlbc/corp_governance.shtml

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Glossary of Terms

Advances:	Secured loans to members

AFS:	Available-for-sale securities

Agent Fees:	loan origination fees we may pay/receive to/from PFIs for the origination of MPF Loans as our agent

AHP:	Affordable Housing Program

Acquired Member Assets (“AMA”):	Assets that an FHLB may acquire from or through Bank System members or housing associates by means of either a purchase or a funding transaction

BEP:	Benefit Equalization Plan

Bonds:	Consolidated obligation bonds

CE Fee:	Credit enhancement fee. PFIs are paid a credit enhancement fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance based.

CE Amount:	A PFI’s assumption of credit risk on conventional MPF Loan products that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI.

CEDA:	Community Economic Development Advance Program

CEP Amount:	This includes the CE Amount. In addition, the PFI may also contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment

CFI:	Community Financial Institution – Defined as Federal Deposit Insurance Corporation (“FDIC”)-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the Finance Board. The average total assets for calendar year-ends 2005-2007 must be below $625 million ($599 million for 2004-2006 and $587 million for 2003-2005).

CIP:	Community Investment Program

Collateral Package:	Promissory note and certain other relevant documents delivered to the designated custodian

Conforming mortgage loans:	Loans that meet the Federal National Mortgage Association’s (“Fannie Mae’s”) or the Federal Home Loan Mortgage Corporation’s (“Freddie Mac’s”) original loan amount limits and underwriting guides. For 2007, the conforming loan limit for a single family residence was set at $417,000, with higher limits for two- to four-family residences and mortgages secured by properties in Alaska, Guam, Hawaii, and the U.S. Virgin Islands. Nonconforming mortgage loans are mortgage loans that do not meet these requirements.

Consolidated Obligations:	FHLB debt instruments which are joint and several obligations of all FHLBs; issued by the Office of Finance

Delivery Commitment:	Mandatory commitment of the PFI to sell or originate eligible mortgage loans

Designated Amount:	A percentage of the outstanding principal amount of the subordinated notes we are allowed to include in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities and unsecured credit

DIG:	Derivatives Implementation Group

Discount notes:	Consolidated obligation discount notes

ERISA:	Employee Retirement Income Security Act

Fannie Mae:	Federal National Mortgage Association
FDIC:	Federal Deposit Insurance Corporation

FHA:	Federal Housing Administration

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

FHLB Act:	The Federal Home Loan Bank Act of 1932, as amended

FHLBs:	The 12 Federal Home Loan Banks or subset thereof

Finance Board:	The Federal Housing Finance Board. The Bank is supervised and regulated by the Finance Board, which is an independent federal agency in the executive branch of the United States government

Fitch:	Fitch Ratings, Inc.

FLA:	First loss account is a memo account used to track the MPF Bank’s exposure to losses until the CE Amount is available to cover losses.

Freddie Mac:	Federal Home Loan Mortgage Corporation

GAAP:	Generally accepted accounting principles in the United States of America

Ginnie Mae:	Government National Mortgage Association

GLB Act:	Gramm-Leach-Bliley Act of 1999

GSE:	Government sponsored enterprise

HUD:	Department of Housing and Urban Development

HTM:	Held-to-maturity securities

Junior Equity Claims:	Payments to, and redemptions of shares from, holders of our capital stock

LIBOR:	London Interbank Offered Rate

LTV:	Loan-to-value ratio

Master Commitment:	Pool of MPF Loans purchased or funded by an MPF Bank

MBS:	Mortgage-backed security

MI:	Mortgage Insurance

Moody’s:	Moody’s Investors Service

MPF®:	Mortgage Partnership Finance
MPF Guides:	MPF Origination Guide and MPF Servicing Guide

MPF Impaired Loans:	An individual loan in which it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement

MPF Loans:	Collectively, eligible mortgage loans purchased or funded from, or through, PFIs and purchased participations in pools of eligible mortgage loans from other FHLBs

MPF Nonaccrual Loans:	Nonperforming mortgage loans in which the collection of principal and interest is determined to be doubtful or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection

MPF Provider:	The Federal Home Loan Bank of Chicago, in its role of providing programmatic and operational support to the MPF Banks and their PFIs

MPF Shared Funding® Program:	A program to provide a platform to allow mortgage loans to be sold through the MPF Program system to a third party-sponsored trust and “pooled” into securities.

NEO:	Named Executive Officers

Nonrefundable Fees:	Collectively, agent fees and concession fees

NRSRO:	Nationally Recognized Statistical Rating Organization

NYSE:	New York Stock Exchange

OAS:	option adjusted spread

OCI:	other comprehensive income

Office of Finance:	A joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations

OFHEO:	Office of Federal Housing Enterprise Oversight

ORC:	Operational Risk Committee

Owner Bank:	MPF Bank selling interests in MPF Loans

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

P&C Committee:	Personnel and Compensation Committee

Pension Plan:	Pentegra Financial Institutions Retirement Fund

PFI:	Participating Financial Institution. A PFI is a member (or eligible housing associate) of an MPF Bank that has applied to and been accepted to do business with its MPF Bank under the MPF Program

PFI Agreement:	MPF Program Participating Financial Institution Agreement

PMI:	Primary mortgage insurance

PPA:	Pension Protection Act of 2006

REFCORP:	Resolution Funding Corporation

Regulatory Capital:	The sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings.

Regulatory Capital Ratio:	Regulatory capital plus Designated Amount of subordinated notes divided by total period-end assets

RHS:	Department of Agriculture Rural Housing Service

ROE:	Return on equity (Net income for the period divided by average equity during the period)

S&P:	Standard and Poor’s Rating Service

Savings Plan:	Pentegra Financial Institutions Thrift Plan

SEC:	Securities and Exchange Commission

Senior Liabilities:	Our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable

SFAS:	Statement of Financial Accounting Standards

SMI:	Supplemental Mortgage Insurance

System:	The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks, the Finance Board and the Office of Finance

VA:	Department of Veteran’s Affairs

Voluntary Capital Stock:	Capital stock held by members in excess of their statutory requirement

Voluntary Capital Stock Ratio:	Voluntary capital stock divided by regulatory capital

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

Federal Home Loan Bank of Chicago
/s/ J. Mikesell Thomas

By: J. Mikesell Thomas
Title: President and Chief Executive Officer

Date: March 19, 2008

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director’s capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2007, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mikesell Thomas J. Mikesell Thomas	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2008

/s/ Roger D. Lundstrom Roger D. Lundstrom	Executive Vice President - Financial Information (Principal Financial Officer and Principal Accounting Officer)	March 19, 2008

*/s/ P. David Kuhl P. David Kuhl	Chairman of the Board of Directors	March 19, 2008

*/s/ James F. McKenna James F. McKenna	Vice Chairman of the Board of Directors	March 19, 2008

*/s/ William R. Dodds, Jr. William R. Dodds, Jr.	Director	March 19, 2008

*/s/ Thomas L. Herlache Thomas L. Herlache	Director	March 19, 2008

S-1

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Signature	Title	Date

*/s/ Roger L. Lehmann Roger L. Lehmann	Director	March 19, 2008

*/s/ E. David Locke E. David Locke	Director	March 19, 2008

*/s/ Kathleen E. Marinangel Kathleen E. Marinangel	Director	March 19, 2008

*/s/ Richard K. McCord Richard K. McCord	Director	March 19, 2008

*/s/ Steven F. Rosenbaum Steven F. Rosenbaum	Director	March 19, 2008

*/s/ William W. Sennholz William W. Sennholz	Director	March 19, 2008

* By: /s/ Peter E. Gutzmer Peter E. Gutzmer Attorney-in-fact		March 19, 2008

S-2

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

2007 Annual Financial Statements and Notes

Federal Home Loan Bank of Chicago

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying Statements of Condition and the related Statements of Income, Capital and of Cash Flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the “Bank”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Bank has restated its financial statements at December 31, 2006 and 2005, and for each of the years then ended.

Chicago, Illinois

March 18, 2008

Federal Home Loan Bank of Chicago

Statements of Condition

(Dollars in millions, except par value)

December 31,	2007	2006 Restated
Assets
Cash and due from banks	$17	$23
Federal Funds sold and securities purchased under agreements to resell	10,286	6,470
Investment securities -
Trading ($750 and $331 pledged)	863	532
Available-for-sale ($559 and $825 pledged)	941	3,097
Held-to-maturity ($160 and $302 pledged) [1]	11,481	11,915
Advances	30,221	26,179
MPF Loans held in portfolio, net of allowance for loan losses ($2 and $1)	34,623	37,944
Accrued interest receivable	364	379
Derivative assets	177	41
Software and equipment, net	40	51
Other assets	80	83

Total Assets	$89,093	$86,714

Liabilities and Capital
Liabilities
Deposits -
Interest bearing ($9 and $11 from other FHLBs)	$1,030	$1,379
Non-interest bearing	126	114

Total deposits	1,156	1,493

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	19,057	11,166
Bonds	62,642	67,727

Total consolidated obligations, net	81,699	78,893

Accrued interest payable	605	690
Mandatorily redeemable capital stock	22	14
Derivative liabilities	231	195
Affordable Housing Program assessment payable	45	64
Resolution Funding Corporation assessment payable	10	12
Other liabilities	56	57
Subordinated notes	1,000	1,000

Total Liabilities	86,024	83,618

Commitments and contingencies (Note 25)

Capital
Capital stock - Putable ($100 par value) issued and outstanding shares - 27 million and 26 million shares	2,661	2,587
Retained earnings	659	619
Accumulated other comprehensive income (loss)	(251)	(110)

Total Capital	3,069	3,096

Total Liabilities and Capital	$89,093	$86,714

[1]	Fair values: $11,510 and $11,872 at December 31, 2007 and 2006.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income

(In millions)

For the years ended December 31,	2007	2006 Restated	2005 Restated
Interest income	$4,479	$4,369	$3,542
Interest expense	4,217	3,953	3,035

Net interest income before provision for credit losses	262	416	507
Provision for credit losses	1	-	(3)

Net interest income	261	416	510

Non-interest income (loss) -
Trading securities	22	(21)	(36)
Sale of available-for-sale securities	1	(3)	(3)
Derivatives and hedging activities	(27)	(28)	(21)
Early extinguishment of debt transferred to other FHLBs	-	5	7
Other, net	7	10	7

Total non-interest income (loss)	3	(37)	(46)

Non-interest expense -
Compensation and benefits	70	64	55
Professional service fees	13	11	15
Amortization and depreciation of software and equipment	19	16	18
MPF Program expense	6	4	6
Finance Board and Office of Finance expenses	5	5	5
Other expense	18	18	32

Total non-interest expense	131	118	131

Income before assessments	133	261	333

Assessments -
Affordable Housing Program	11	21	28
Resolution Funding Corporation	24	48	61

Total assessments	35	69	89

Net Income	$98	$192	$244

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital

(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings Restated	Accumulated Other Comprehensive Income (Loss) Restated	Total Capital Restated
	Shares	Par Value
Balance, December 31, 2004	43	$4,292	$498	$(142)	$4,648

Comprehensive income -
Net income as restated			244		244
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(2)	(2)
Net unrealized gain (loss) on hedging activities				1	1

Total other comprehensive income (loss)				(1)	(1)

Total comprehensive income			244	(1)	243

Proceeds from issuance of capital stock	9	941			941
Reclassification of capital stock to mandatorily redeemable	(16)	(1,682)			(1,682)
Stock dividends on capital stock (4.94%)	2	208	(208)		-

Balance, December 31, 2005	38	$3,759	$534	$(143)	$4,150

Comprehensive income -
Net income as restated			192		192
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				1	1
Net unrealized gain (loss) on hedging activities				35	35

Total other comprehensive income (loss)				36	36

Total comprehensive income			192	36	228
Adoption of SFAS 158 to employee retirement plans				(3)	(3)

Proceeds from issuance of capital stock	-	34			34
Reclassification of capital stock to mandatorily redeemable	(12)	(1,206)			(1,206)
Cash dividends on capital stock (3.08%)			(107)		(107)

Balance, December 31, 2006	26	$2,587	$619	$(110)	$3,096

Comprehensive income -
Net income			98		98
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities (Note 19)				(143)	(143)
Net unrealized gain (loss) on hedging activities				1	1
Net unrealized gain (loss) on employee retirement plans				1	1

Total other comprehensive income (loss)				(141)	(141)

Total comprehensive income			98	(141)	(43)
Proceeds from issuance of capital stock	1	88			88
Reclassification of capital stock to mandatorily redeemable	-	(14)			(14)
Cash dividends on capital stock (2.18%)			(58)		(58)

Balance, December 31, 2007	27	$2,661	$659	$ (251)	$3,069

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows

(In millions)

	For the years ended December 31,	2007	2006 Restated	2005 Restated
Operating Activities	Net income	$98	$192	$244
	Adjustments to reconcile net income to net cash provided by (used in) operating activities -
	Depreciation and amortization	41	109	202
	Change in net fair value of trading securities and derivatives and hedging activities	(198)	286	(42)
	Other adjustments, incl. $0, $(5) and $(7) of gains on early extinguishment of debt transferred to other FHLBs	(3)	(10)	3
	Net change in -
	Trading securities	(309)	532	(360)
	Accrued interest receivable	18	(41)	(24)
	Other assets	(45)	(59)	(53)
	Accrued interest payable	(84)	137	35
	Other liabilities	(25)	(17)	(46)

	Total adjustments	(605)	937	(285)

	Net cash provided by (used in) operating activities	(507)	1,129	(41)

Investing Activities	Net change in Federal Funds sold and securities purchased under agreements to resell	(3,816)	475	(1,817)
	Change in advances, net	(3,804)	(1,290)	(983)
	MPF Loans -
	Purchases, incl. $(90) , $(332) and ($2,094) from other FHLBs	(1,530)	(1,565)	(4,150)
	Payments	4,867	5,641	8,913
	Held-to-maturity (HTM) securities -
	Short-term held-to-maturity securities, net [1]	343	131	(729)
	Purchases	(16)	(5,391)	(1,967)
	Proceeds from maturities	1,578	1,231	1,361
	Available-for-sale (AFS) securities -
	Purchases	(135)	(2,993)	(1,308)
	Proceeds from maturities and sales	678	1,692	1,038
	Proceeds from sale of foreclosed assets	47	59	61
	Capital expenditures for software and equipment	(8)	(19)	(14)

	Net cash provided by (used in) investing activities	(1,796)	(2,029)	405

Financing Activities	Net change in deposits, incl. $(2), $(1) and $(1) from other FHLBs Net proceeds from issuance of consolidated obligations -	(336)	436	(166)
	Discount notes	1,185,970	701,308	429,961
	Bonds, incl. $0, $562 and $81 transferred from other FHLBs	18,902	22,258	17,336
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(1,178,070)	(706,911)	(430,062)
	Bonds, incl. $(85), ($667) and $(1,118) transferred to other FHLBs	(24,193)	(15,708)	(16,891)
	Net proceeds from issuance of subordinated notes	-	994	-
	Proceeds from issuance of capital stock	88	34	941
	Redemptions of mandatorily redeemable capital stock	(6)	(1,414)	(1,471)
	Cash dividends paid	(58)	(107)	-

	Net cash provided by (used in) financing activities	2,297	890	(352)

	Net increase (decrease) in cash and due from banks	(6)	(10)	12
	Cash and due from banks at beginning of year	23	33	21

	Cash and due from banks at end of year	$17	$23	$33

Supplemental Disclosures	Interest paid	$4,210	$3,820	$3,006
	Affordable Housing Program assessments paid	30	36	32
	Resolution Funding Corporation assessments paid	26	50	92
	Capital stock reclassed to mandatorily redeemable capital stock	14	1,206	1,682
	Transfer of MPF Loans to real estate owned	61	40	28
	Transfer of AFS securities to HTM securities (fair value)	1,464	-	-
[1]	Short-term held-to-maturity securities consist of commercial paper that has a maturity of less than 90 days when purchased.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Notes to Financial Statements

(Dollars in millions except per share amounts unless otherwise specified)

Background

The Federal Home Loan Bank of Chicago 1, is a federally chartered corporation and one of 12 Federal Home Loan Banks (the “FHLBs”) that with the Federal Housing Finance Board (the “Finance Board”) and the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (“FHLB Act”), in order to improve the availability of funds to support home ownership. Each FHLB operates as a separate entity with its own management, employees, and board of directors. Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. We are supervised and regulated by the Finance Board, an independent federal agency in the executive branch of the United States government.

As a cooperative, only members and former members (under limited circumstances) may own our capital stock and receive dividends on their investments in our capital stock. All federally-insured depository institutions, insurance companies engaged in residential housing finance, and credit unions located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership; our capital stock is not publicly traded.

We provide credit to members principally in the form of secured loans called “advances.” We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”®) Program 2. These programs help us accomplish our mission to deliver value to our members, and promote and support their growth and success, by providing:

•	highly reliable liquidity;

•	secured advances, wholesale mortgage financing, and other products and services designed to meet members’ needs; and

•	direct financial support for members’ affordable housing and community investment programs.

For information regarding recent regulatory actions, see Note 17 – Regulatory Actions.

[1]	Unless otherwise specified, references to “we,” “us,” “our,” and “the Bank” are to the Federal Home Loan Bank of Chicago.
[2]	“Mortgage Partnership Finance,” “MPF,” “MPF Shared Funding,” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 1 – Restatement

In the third quarter of 2007, we identified an accounting error related to certain FASB Statement No.133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) long-haul fair value hedge relationships of advances and consolidated obligations that were hedged at values other than par at hedge inception. The effect of the error is not material to any previously issued financial statements, however, had we corrected the effect of the error through a cumulative effect adjustment in the third quarter of 2007, such adjustment would have been material to the three and nine months ended September 30, 2007. Consequently, we were required under generally accepted accounting principles to correct the effect of this error by restating our previously issued annual financial statements presented herein, even though the impact of the error is not material to any of those years. We will correct previously issued interim quarterly financial statements for 2007 in connection with the issuance of each of our quarterly interim financial statements in 2008. In addition to restating our 2006 and 2005 financial statements herein, we also recorded a $9 million adjustment to increase 2004 ending retained earnings, reflecting the cumulative effect of the error on periods prior to 2005.

The accounting error related to certain SFAS 133 long-haul fair value hedging relationships. Our policies for measuring and amortizing the basis adjustments arising from benchmark interest rate hedges isolate the changes in value attributable to interest rates and amortize those amounts over their economic life. Certain hedge relationships were designated when the consolidated obligation or advance had an initial present value calculated using benchmark rates that differed from par. Our original calculations of the changes in the fair value of the hedged item due to changes in the benchmark rate and the amortization of the cumulative basis adjustments did not account for adjustments to isolate the change in the value due to changes in the hedged risk and amortize the appropriate amounts in each period consistent with our policy. The restatement corrects the calculations and reports the basis adjustments and related amortization in the appropriate periods consistent with our policy.

We also corrected certain other immaterial errors that had been previously recorded on a cumulative basis by reversing and recording them in the correct periods. In the second quarter 2007, we recognized a $2 million gain as a component of derivatives and hedging activities as a result of a correction of an error related to a SFAS 133 hedging adjustment of an underlying consolidated obligation bond. In the fourth quarter 2006, we corrected an immaterial valuation error on trading securities and an immaterial error

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

related to an incorrect amortization period of cash flow hedges of certain variable rate advances. The net cumulative effect of these errors was a gain of $1 million.

In 2005, we corrected for the discontinuance of hedge accounting under DIG Issue G2 for our delivery commitments by writing off $12 million from other comprehensive income (“OCI”), and we recognized a gain of $17 million from the discontinuance of hedge accounting on two consolidated obligation bonds with complex hedging strategies.

The following tables highlight the financial statement effects related to making the above corrections:

Statements of Condition:	2006		2005
As of December 31,	Previously Reported	As Restated	Previously Reported	As Restated
Assets -
Investment securities - Trading	n/c	n/c	$1,087	$1,091
Liabilities -
Consolidated obligations, net - Bonds	$67,744	$67,727	61,118	61,107
Affordable Housing Program assessment payable	63	64	78	79
Resolution Funding Program assessment payable	9	12	12	14
Accumulated other comprehensive income (loss)	n/c	n/c	(146)	(143)
Retained earnings	606	619	525	534

Statements of Income:	2006		2005
Years ended December 31,	Previously Reported	As Restated	Previously Reported	As Restated
Interest income - Advances	$1,197	$1,200	$805	$804
Interest expense - Consolidated obligations - Bonds	3,034	3,028	2,404	2,400
Non-interest income (loss) -
Trading securities	(17)	(21)	(37)	(36)
Derivatives and hedging activities	n/c	n/c	(16)	(21)
Non-interest expense - Other expense	n/c	n/c	33	32
Assessments -
Resolution Funding Corporation	47	48	n/c	n/c
Net income	188	192	244	244
n/c	= no change

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Certain amounts in the prior period have been reclassified to conform to the current presentation.

Consolidation – Our application of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”), is limited to MPF Shared Funding securities and certain investments in mortgage-backed securities (“MBS”). In regard to the MPF Shared Funding program, we currently hold two MPF Shared Funding securities that we believe were issued by qualifying special purpose entities (“QSPE”) that were sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase.

A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. A QSPE must meet certain criteria in Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – replacement of FASB Statement 125” (“SFAS 140”).

FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. We meet this scope exception for QSPEs under FIN 46-R. Accordingly, we do not consolidate our investments in MPF Shared Funding securities. Further, even if the special purpose entities were not QSPEs, we would not consolidate under FIN 46-R because we hold the senior, rather than residual, interest in the securities. The securities are classified as held-to-maturity and are not publicly traded or guaranteed by any FHLB.

Cash Flows – For purposes of the statements of cash flows, we consider cash and due from banks as cash and cash equivalents.

Significant Accounting Policies – The following table identifies our significant accounting policies and the note and page number where a detailed description of each policy can be found.

Federal Funds Sold and Securities Purchased Under Agreements to Resell	Note 6	Page F-11
Investment Securities	Note 7	Page F-11
Advances	Note 8	Page F-15
MPF Loans Held in Portfolio	Note 9	Page F-16
Allowance for Loan Losses	Note 10	Page F-18
Software and Equipment	Note 11	Page F-19
Consolidated Obligations	Note 14	Page F-20
Subordinated Notes	Note 15	Page F-22
Assessments	Note 16	Page F-23
Capital Stock and Mandatorily Redeemable Capital Stock	Note 18	Page F-24
Accumulated Other Comprehensive Income (Loss)	Note 19	Page F-28
Finance Board and Office of Finance Expenses	Note 20	Page F-29
Employee Retirement Plans	Note 21	Page F-29
Derivatives and Hedging Activities	Note 22	Page F-31
Segment Information	Note 23	Page F-36
Estimated Fair Values	Note 24	Page F-37
Commitments and Contingencies	Note 25	Page F-39
Transactions with Related Parties and Other FHLBs	Note 26	Page F-40

Note 3 – Recently Issued Accounting Standards & Interpretations

SFAS 157 – In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which established a common framework for measuring fair value under GAAP and expanded fair value measurement disclosures. Under SFAS 157:

•	Fair value is defined as the exit price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.

•

A fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.

•

A three-level fair value hierarchy is established to prioritize the inputs used in valuation techniques between (1) Level 1 – observable inputs that reflect quoted prices in active markets, (2) Level 2 – inputs other than quoted prices with observable market data, and (3) Level 3 – unobservable data (e.g. a company’s own data).

•

Disclosures are expanded to detail (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings.

We adopted SFAS 157 effective January 1, 2008, except for certain nonfinancial assets and nonfinancial liabilities for which the FASB delayed application of SFAS No. 157 until January 1, 2009. There was no initial effect of adoption on our financial statements.

SFAS 159 – In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently (e.g. fair value versus amortized cost) without having to apply complex hedge accounting provisions. The fair value option may be applied, with few exceptions, on an instrument-by-instrument basis. Electing the fair value option for a financial asset or financial liability means that changes in fair value will be immediately recognized in our statements of income. The election to fair value is irrevocable unless a new election date occurs.

We adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since we did not elect the fair value option for any existing asset or liability.

FIN 39-1 – On April 30, 2007 the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39”. Under FSP FIN 39-1, we may elect to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or an obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value. The receivable or

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

payable related to collateral may not be offset if the amount recognized does not represent or approximate fair value. We adopted FSP FIN 39-1 effective January 1, 2008.

Our current accounting policy is to offset derivative instruments of the same counterparty under a master netting arrangement. We have decided to continue this policy. We began offsetting cash collateral received from the same counterparty as a result of adopting this FSP on January 1, 2008. The effects will be recognized as a change in accounting principle through retrospective application for all financial statements presented. The effect at the time of adoption was not material to our financial statements.

DIG Issue E23 – On January 10, 2008, the FASB cleared guidance for SFAS 133 Implementation Issue No. E23 “Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68” (“DIG Issue E23”). DIG Issue E23 clarifies that swaps that have a non-zero fair value at inception can qualify for the shortcut method provided the difference between the transaction price (zero) and the fair value is solely attributable to a bid-ask spread. Further, hedged items that have a settlement date subsequent to the swap trade can qualify for the shortcut method. DIG Issue E23 became effective January 1, 2008, and did not have an effect on our financial statements.

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2007	2006 Restated	2005 Restated
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$ 571	$443	$228
Investment securities -
Trading	36	45	53
Available-for-sale	144	122	47
Held-to-maturity	618	536	250
Advances	1,271	1,200	804
MPF Loans held in portfolio	1,876	2,064	2,206
Credit enhancement fees paid	(37)	(41)	(46)

MPF Loans held in portfolio, net	1,839	2,023	2,160

Total interest income	4,479	4,369	3,542

Interest Expense -
Deposits	47	53	36
Securities sold under agreements to repurchase	98	91	57
Consolidated obligations -
Discount notes	704	745	540
Bonds	3,311	3,028	2,400

Total consolidated obligations	4,015	3,773	2,940

Mandatorily redeemable capital stock	-	5	2
Subordinated notes	57	31	-

Total interest expense	4,217	3,953	3,035

Net Interest Income before provision for credit losses	262	416	507
Provision for credit losses	1	-	(3)

Net interest income	$ 261	$416	$510

Note 5 – Cash and Due from Banks

We maintained average balances with the Federal Reserve Bank of Chicago of $21 million and $32 million for the years ended December 31, 2007 and 2006. We were required to maintain minimum average daily clearing balances of $2 million for each of the years ended December 31, 2007 and 2006.

We act as a pass-through correspondent for some of our members that are required to deposit reserves with the Federal Reserve Bank of Chicago. Cash and due from

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

banks includes pass-through deposit reserves, which are not restricted, of $17 million and $23 million at December 31, 2007 and 2006.

Note 6 – Federal Funds Sold and Securities Purchased Under Agreements to Resell

We utilize Federal Funds sold and securities purchased under agreements to resell for short-term liquidity. Federal Funds sold are reflected on the statements of condition at cost. At December 31, 2007 and 2006, our entire balances were in Federal Funds sold; we had no balances in securities purchased under agreements to resell.

Note 7 – Investment Securities

We maintain a portfolio of investment securities for liquidity and asset-liability management purposes and to provide additional earnings. Purchases and sales of securities are recorded on a trade date basis. We determine and document the classification of the security either as trading, available-for-sale (“AFS”) or held-to-maturity (“HTM”) at acquisition. Securities classified as trading are held for liquidity purposes. Classification as HTM requires that we have both the intent and ability to hold the security to maturity. Investment securities not classified as either trading or as held-to-maturity are classified as available-for-sale. The sale or transfer of an HTM security due to changes in circumstances as allowed under SFAS 115, such as evidence of significant deterioration of the issuer’s creditworthiness or changes in regulatory requirements, are considered to be consistent with its original classification. Otherwise, transfers of investment securities from the HTM category are not permitted. Transfers of investment securities into or from the trading category are rare.

On December 27, 2007, we transferred from AFS to HTM certain privately issued investment grade collateralized mortgage obligations. The majority of the underlying mortgages collateralizing these securities are considered subprime. The objective of the transfer was to recognize a change in management’s intent to hold these securities to maturity due to the current illiquidity in the credit markets related to subprime investments.

The amortized cost basis of the securities prior to their transfer was $1.602 billion. The new cost basis established by the transfer was approximately $1.464 billion, which represented the fair value of the securities at the time of transfer.

The $138 million unrealized loss is reported in accumulated OCI and will be amortized over the remaining life of the securities as a yield adjustment. Amortization of the unrealized loss from OCI will be offset by the interest income accretion related to the discount on the transferred securities. However, if any security transferred becomes other than temporarily impaired, its related unrealized loss amount in accumulated OCI will be immediately recognized as an impairment loss. Our disclosures related to these securities as part of the HTM portfolio are based on their new cost basis established at the time of transfer.

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

Trading Securities

The following table presents the fair value of trading securities and weighted average yields as of the dates indicated:

	2007		2006
December 31,	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
GSE	$802	5.00%	$447	4.81%
Consolidated obligations of other FHLBs	25	4.93%	25	4.92%

Total Non-MBS	827	5.00%	472	4.81%

MBS:
GSE	28	4.83%	33	4.81%
Government-guaranteed	5	6.30%	6	5.49%
Privately issued	3	6.28%	21	6.41%

Total MBS	36	5.15%	60	5.43%

Total trading securities	$863	5.00%	$532	4.88%

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of AFS and HTM securities as of the dates indicated:

	Available-for-Sale				Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Commercial paper	$-	$-	$-	$-	$1,172	$-	$-	$1,172
GSE	656	4	-	660	-	-	-	-
State or local housing agency obligations	-	-	-	-	56	-	-	56
Small Business Administration/ Small Business Investment Companies	-	-	-	-	508	3	-	511

Total non-MBS	656	4	-	660	1,736	3	-	1,739

MBS:
GSE	60	-	(2)	58	4,846	50	(29)	4,867
Government-guaranteed	-	-	-	-	22	-	-	22
MPF Shared Funding	-	-	-	-	333	-	(9)	324
Privately issued	238	-	(15)	223	4,544	48	(34)	4,558

Total MBS	298	-	(17)	281	9,745	98	(72)	9,771

Total	$954	$4	$(17)	$941	$11,481	$101	$(72)	$11,510

December 31, 2006
Commercial paper	$-	$-	$-	$-	$1,367	$-	$-	$1,367
GSE	1,010	-	(7)	1,003	150	-	(1)	149
State or local housing agency obligations	-	-	-	-	65	-	-	65
Small Business Administration/Small Business Investment Companies	-	-	-	-	656	-	-	656

Total non-MBS	1,010	-	(7)	1,003	2,238	-	(1)	2,237

MBS:
GSE	70	-	(4)	66	5,560	22	(66)	5,516
Government-guaranteed	-	-	-	-	36	-	-	36
MPF Shared Funding	-	-	-	-	369	-	(16)	353
Privately issued	2,025	3	-	2,028	3,712	19	(1)	3,730

Total MBS	2,095	3	(4)	2,094	9,677	41	(83)	9,635

Total	$3,105	$3	$(11)	$3,097	$11,915	$41	$(84)	$11,872

The amortized cost of our MBS classified as AFS included net discounts of $1 million at December 31, 2007 and 2006. The amortized cost of our MBS classified as HTM included net discounts of $150 million at December 31, 2007, of which $138 million was attributable to our transfer of investment securities from AFS to HTM. The amortized cost of our MBS classified as HTM included net premiums of $7 million at December 31, 2006.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Maturity Terms

The following table presents the amortized cost, fair value, and weighted average yield of AFS and HTM securities by contractual maturity as of December 31, 2007. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees.

	Available-for-Sale			Held-to-Maturity
December 31, 2007	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Year of Maturity
Due in one year or less	$434	$434	4.63%	$1,616	$1,617	5.05%
Due after one year through five years	162	164	4.39%	18	18	6.09%
Due after five years through ten years	60	62	4.82%	45	47	3.04%
Due after ten years	-	-	-	57	57	5.66%

Total non-MBS	656	660	4.59%	1,736	1,739	5.03%

Total MBS	298	281	4.94%	9,745	9,771	5.93%

Total	$954	$941	4.70%	$11,481	$11,510	5.79%

Interest Rate Payment Terms

The following tables present the interest rate payment terms of AFS and HTM securities at amortized cost as of the dates indicated:

	Available-for-Sale		Held-to-Maturity
December 31,	2007	2006	2007	2006
Amortized cost of
Non-MBS:
Fixed-rate	$656	$1,010	$1,697	$2,195
Variable-rate	-	-	39	43
MBS:
Pass-through securities:
Fixed-rate	60	70	2,030	2,374
Variable-rate	-	-	617	712
Collateralized mortgage obligations:
Fixed-rate	-	-	2,719	3,107
Variable-rate	238	2,025	4,379	3,484

Total	$954	$3,105	$11,481	$11,915

Unrealized Losses

We determine whether a decline in an individual security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis (or sooner if a loss-triggering event occurs). We also determine whether other-than- temporary impairment has occurred if we are unable to collect all amounts due according to the contractual terms.

We consider several factors when determining whether other-than-temporary impairment has occurred. These factors include, but are not limited to, the creditworthiness of the issuer and the underlying collateral, the length of time and extent that fair value has been less than amortized cost, and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If we determine that other-than-temporary impairment exists, the security is written down to its new cost basis and a loss is recognized in non-interest income.

Available-for-Sale

Our AFS portfolio had gross unrealized losses of $17 million at December 31, 2007 of which $2 million of unrealized losses existed for a period of greater than 12 months. All AFS securities with unrealized losses aged greater than 12 months had a market value at December 31, 2007 that was equal to or greater than 98% of their respective amortized cost bases.

The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous loss position. There were 32 investment securities in an unrealized loss position, of which 22 are GSE MBS investment securities and three are GSE non-MBS investment securities that existed for a period of 12 months or more. The remaining seven investment securities in an unrealized loss position are privately issued MBS investment securities of which six securities have existed in an unrealized loss position for a period of less

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

than 12 months. The investment securities in an unrealized loss position were rated AA/Aa or better as of December 31, 2007.

We do not believe any other-than-temporary impairment existed with respect to any of our AFS investment securities as of December 31, 2007. The overall decline in value of our AFS portfolio is considered temporary as we have the intent and ability to hold these investments to recovery in market value.

Held-to-Maturity

Our HTM portfolio had gross unrealized losses of $72 million at December 31, 2007. This amount does not include $138 million of unrealized losses on securities transferred from the AFS portfolio, because the transfer was recorded at fair value. At the time of transfer, the fair value of these securities ranged from 63% and 100% of their amortized cost bases, of which the weighted average fair value was 91% of the amortized cost bases. There were 74 securities that were transferred, of which two securities were in an unrealized loss position for greater than 12 months. We performed an impairment analysis of this portfolio at December 31, 2007 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities. Based on this analysis we determined that there was no other-than-temporary impairment.

Included in the $72 million of gross unrealized losses on HTM securities at December 31, 2007 was $38 million of unrealized losses that have existed for a period greater than 12 months. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. There were 178 investment securities in an unrealized loss position, of which 48 GSE MBS, 8 privately issued MBS and one non-MBS investment security, have existed in an unrealized loss position for a period of greater than 12 months. The remaining 121 investment securities have been in an unrealized loss position for a period of less than 12 months.

At December 31, 2007 the investment securities in an unrealized loss position were rated AA/Aa or better and the unrealized losses were due to market volatility in the U.S. mortgage markets. There were two securities that had impairment greater than 10% of their amortized cost basis of which the largest impairment was a 13% loss related to one MBS instrument. Investment securities with unrealized losses aged 12 months or more had an average market value of 98% of their respective amortized cost basis.

We do not believe any other-than-temporary impairment existed with respect to our HTM investment securities during the years ended December 31, 2007 and 2006. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to maturity and expect to collect all contractual principal and interest payments.

The following tables summarize AFS and HTM securities with unrealized losses as of the dates indicated:

December 31, 2007	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Mortgage-backed securities:
Government-sponsored enterprises	$-	$-	$59	$(2)	$59	$(2)
Privately issued MBS	197	(15)	-	-	197	(15)

Total temporarily impaired	$197	$(15)	$59	$(2)	$256	$(17)

Held-to-Maturity Securities
Government-sponsored enterprises	$-	$-	$-	$-	$-	$-
Mortgage-backed securities:
Government-sponsored enterprises	-	-	1,423	(29)	1,423	(29)
MPF Shared Funding	-	-	324	(9)	324	(9)
Privately issued MBS	1,916	(34)	-	-	1,916	(34)

Total temporarily impaired	$1,916	$(34)	$1,747	$(38)	$3,663	$(72)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

December 31, 2006	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Government-sponsored enterprises	$431	$(3)	$572	$(4)	$1,003	$(7)
Mortgage-backed securities:
Government-sponsored enterprises	-	-	66	(4)	66	(4)

Total temporarily impaired	$431	$(3)	$638	$(8)	$1,069	$(11)

Held-to-Maturity Securities
Government-sponsored enterprises	$-	$-	$149	$(1)	$149	$(1)
Mortgage-backed securities:
Government-sponsored enterprises	1,089	(1)	2,202	(65)	3,291	(66)
MPF Shared Funding	-	-	353	(16)	353	(16)
Privately issued MBS	662	(1)	-	-	662	(1)

Total temporarily impaired	$1,751	$(2)	$2,704	$(82)	$4,455	$(84)

Gains and Losses on Investment Securities

The net gains (losses) on trading securities for the periods indicated were as follows:

For the years ended December 31,	2007	2006 Restated	2005 Restated
Net realized gain (loss)	$-	$(18)	$(1)
Net unrealized gain (loss)	22	(3)	(35)

Net gain (loss) on trading securities	$22	$(21)	$(36)

The realized gains and losses from sales of AFS securities for the periods indicated were as follows:

For the years ended December 31,	2007	2006	2005
Realized gain	$1	$3	$1
Realized loss	-	(6)	(4)

Net realized loss from sale of AFS securities	$1	$(3)	$(3)

Note 8 – Advances

We issue advances to members and such advances are carried at amortized cost. We amortize premiums and accrete discounts on advances as a component of interest income using the level yield method. Advances that qualify for fair value hedge accounting are adjusted for changes in fair value due to the hedged risk.

We issue putable fixed-rate advances which give us the right to exercise a put option in whole or in part after a predefined lockout date at par upon five business days notice. In the event we exercise the put option, the related advance is extinguished through one of the following options:

•	repayment by the member;

•	replacement with our funding, offered to the member subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest);

•	in the absence of any action by the member, replacement by an open-line advance, subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest); or

•	other settlement if replacement funding is not available pursuant to the terms of our credit policy.

We also issue advances that are callable at the member’s option such that a member may repay the advance on predetermined call dates without incurring prepayment fees. Other advances may only be repaid by paying a prepayment fee that makes us financially indifferent to the prepayment of the advance. We charge our members a prepayment fee when they prepay certain advances before the original maturity date. We record prepayment fees, net of SFAS 133 hedging adjustments included in the book basis of the advance, as a component of advance interest income on the statements of income. We recognized prepayment fees of less than $1 million, $8 million, and $1 million for the years ended December 31, 2007, 2006, and 2005.

In cases where a new advance is issued concurrently or shortly after the prepayment of an existing advance, we determine whether the new advance represents a modification to the original terms of the prepaid advance or

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

whether the prepayment represents an extinguishment. If the new advance represents a modification to the prepaid advance, the net of the prepayment fee and SFAS 133 hedging adjustments are deferred and amortized over the life of the modified advance as a component of advance interest income. If prepayment of the advance represents an extinguishment, the net amount of the prepayment fee and SFAS 133 hedging adjustments are immediately recognized into interest income.

Interest Rate Payment Terms – The following table presents our advances by advance type as of the dates indicated:

December 31,	2007	2006
Fixed-rate	$16,476	$15,105
Variable-rate	6,593	6,210
Putable	6,481	4,538
Other	495	388

Total par value of advances	30,045	26,241
SFAS 133 hedging adjustments	176	(62)

Total	$30,221	$26,179

At December 31, 2007 and 2006, we had advances outstanding at interest rates ranging from 2.24% to 8.47% and 1.97% to 8.47%. The following table presents our advances by redemption term, including year of contractual maturity (and weighted average interest rate) and year of maturity or next put date for putable advances.

	2007
December 31,	Contractual Maturity	Weighted Average Interest Rate	Next Maturity/ Put Date
Due in one year or less	$9,737	4.42%	$14,092
One to two years	4,895	4.69%	5,139
Two to three years	4,140	4.17%	3,765
Three to four years	2,579	4.98%	2,650
Four to five years	1,268	4.60%	965
Thereafter	7,426	4.50%	3,434

Total par value	30,045	4.50%	$30,045

SFAS 133 hedging adjustments	176

Total	$30,221

Security Terms – We lend to our members in accordance with federal statutes, including the FHLB Act. We are required by statute to obtain sufficient collateral on advances to protect against losses. We accept certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. However, community financial institutions (“CFIs”) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans under the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”). Our capital stock owned by borrowing members is also pledged as additional collateral on advances. We comply with the FHLB Act, which requires that our aggregate advances to any single member not exceed 20 times the amount paid by that member for capital stock. At December 31, 2007 and 2006, we had rights to collateral with a value in excess of the total par value of outstanding advances.

Based upon the financial condition of the member, we either:

•

allow a member to retain physical possession of the collateral assigned to us, provided that the member has executed a written security agreement, agrees to hold the collateral for our benefit and subject to our direction and control, and we have perfected the security interest in such collateral; or

•	require the member to specifically assign or place physical possession of the collateral with us or our safekeeping agent.

Beyond these provisions, the FHLB Act affords any security interest granted to us by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Some of our advances are concentrated with commercial banks and thrift members that have individually borrowed 10% or more of our total advances. At December 31, 2007 and 2006, we had advances of $4.1 billion and $4.4 billion outstanding to one member institution, which represented 14% and 17% of total advances outstanding. The interest income from advances to this member institution was $178 million, $137 million, and $84 million during the years ended December 31, 2007, 2006, and 2005. We held sufficient collateral to cover the advances to this institution, and we do not expect to incur any credit losses on these advances.

Note 9 – MPF Loans Held in Portfolio

We invest in mortgage loans through the MPF Program, a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from or through PFIs, and in some cases, we have purchased participations

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”). During the fourth quarter of 2007, we completed the purchase of participations from other FHLBs and all contractual obligations to acquire additional participation interests have been fulfilled.

MPF Loans are held for investment and are carried at amortized cost. MPF Loans that qualify for fair value hedge accounting are recorded at their carrying amount, adjusted for changes in fair value due to the hedged benchmark risk. We defer and amortize agent fees and premiums, and discounts paid to and received from PFIs, as a component of interest income over the contractual life of the MPF Loan.

We record extension fees for mandatory delivery commitments in other non-interest income as they are earned. Extension fees are received when a PFI requests to extend the period of the delivery commitment beyond the original stated maturity. We record delivery commitment pair-off fees in derivatives and hedging activities on the statements of income. Pair-off fees are received when the amount funded is less than a specified percentage of the delivery commitment amount. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount and are recorded as part of the cost basis of the loan.

For conventional MPF Loan products, PFIs assume or retain a portion of the credit risk on the MPF Loans they cause to be funded by or they sell to an MPF Bank. PFIs provide credit enhancement (“CE Amount”) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. The PFI’s CE Amount covers losses for MPF Loans under a master commitment in excess of the MPF Bank’s memo first loss account (“FLA”).

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

The PFI Agreement requires any portion of the CE Amount that is a PFI’s direct liability to be collateralized and provides for all obligations arising under the PFI Agreement to be secured under the PFI’s regular advances agreement.

We pay PFIs a CE Fee as an incentive to minimize credit losses, to share the risk of loss on MPF Loans and to pay for supplemental mortgage insurance (“SMI”). CE Fees are paid monthly and are calculated based on the remaining unpaid principal balance of the MPF Loan. Any CE Fees we pay to a PFI are recorded as an offset to interest income from MPF Loans. For some MPF Products, the CE Fees are performance-based; the CE Fee is reduced by the amount of losses allocated to a master commitment up to the amount of the FLA. To the extent the losses in the current month exceed any performance based CE Fees accrued, the remaining losses may be recovered from future performance CE Fees payable, if any, to the PFI.

MPF Program expense is limited to master servicing fees paid to our vendor for master servicing, custodian fees paid to our master custodian for the MPF Program, fees paid to the FHLB of Des Moines, and fees paid to other vendors. These expenses may be offset by gains, if any, on loans repurchased by PFIs due to failure to meet MPF eligibility requirements and sales of real estate owned. Fees we pay the FHLB of Dallas for the purchase of MPF Loans directly from its PFIs are capitalized as acquisition costs and amortized over the contractual life of the loans.

The following table presents MPF Loan information as of the dates indicated:

December 31,	2007	2006
MPF Loans - single-family mortgages
Fixed-rate medium term: [1]
Conventional	$10,941	$12,605
Government [2]	274	328

Total fixed-rate medium term	11,215	12,933

Fixed rate long term: [1]
Conventional	18,875	19,876
Government [2]	4,277	4,904

Total fixed-rate long term	23,152	24,780

Total par value of MPF Loans	34,367	37,713
Agent fees, premium (discount)	177	211
Loan commitment basis adjustment	(12)	(14)
SFAS 133 hedging adjustments	92	34
Receivable from future performance CE Fees	1	1
Allowance for loan losses	(2)	(1)

Total MPF Loans held in portfolio, net	$34,623	$37,944

[1]	Medium term is defined as a MPF Loan that has a contractual maturity of 15 years or less and long term as greater than 15 years.
[2]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

MPF Loans are placed on non-performing (non-accrual) status when we determine that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection. We do not place MPF Loans on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. At December 31, 2007 and 2006, we had $12 million and $6 million of MPF Loans on non-performing status.

MPF Loans that are on non-performing status and that are viewed as collateral dependent loans are considered impaired. MPF Loans are viewed as collateral dependent loans when repayment is expected to be provided solely by the sale of the underlying property and there is no other available and reliable source of repayment. We had impaired MPF Loans of $7 million and $3 million at December 31, 2007 and 2006. We had no allowance for losses allocated to these loans at either date.

The average balance of impaired MPF Loans was $5 million, $5 million and $6 million for the years ended December 31, 2007, 2006 and 2005. Interest income recognized on impaired MPF Loans was less than $1 million for each of the three years.

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

When assets have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures, MPF Loans are reclassified at fair value to real estate owned in other assets. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm’s-length transaction. If the fair value of the real estate owned is less than the recorded investment in the MPF Loan at the date of transfer, we recognize a charge-off to the allowance for loan losses. Real estate owned is subsequently carried at the lower of cost or fair value, less estimated selling costs. Any subsequent realized gains and realized or unrealized losses are included in MPF Program expense in the statements of income. We recognized net gains on sales of real estate owned of $3 million, $5 million and $2 million for the years ended December 31, 2007, 2006, and 2005. We had $29 million and $21 million in real estate owned at December 31, 2007 and 2006.

Note 10 – Allowance for Loan Losses

We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses, and to accept as collateral for advances certain United States government or government agency securities, residential mortgage loans, deposits with the Bank, and other real estate-related and CFI assets. At December 31, 2007 and 2006, we had a security interest in collateral, either loans or securities, on a member-by-member basis, with a value in excess of outstanding advances. We have not recorded any allowance for loan losses on our advances.

Our allowance for loan losses on MPF Loans is based on management’s estimate of loan losses inherent in our MPF Loan portfolio as of the balance sheet date. Our allowance for loan loss methodology factors in the CEP Amount, recoverability under primary mortgage insurance (“PMI”), Federal Housing Administration (“FHA”) or Department of Housing and Urban Development (“HUD”) insurance, and Department of Veterans Affairs (“VA”) or Rural Housing Service of the Department of Agriculture (“RHS”) guarantees.

We perform periodic reviews of our portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Our measurement of the allowance for loan losses consists of (1) reviewing specifically identified loans; (2) reviewing homogeneous pools of residential mortgage loans; and (3) estimating credit losses in the remaining portfolio. The estimation of credit losses in the remaining MPF Loan portfolio involves assessing the impact of current economic trends and specific events on the allowance for loan losses and assessing a factor for the margin for imprecision. The margin for imprecision is a factor added to the allowance for loan losses that recognizes the imprecise nature of the measurement process. For example, the application of migration analysis and the determination of the historical loss rates are not precise estimates. The actual loss that may occur may be more or less than the estimated loss for a specific MPF Loan.

Our review of specifically identified loans involves the identification of collateral dependent loans. Collateral-dependent loans are treated separately from the remaining MPF Loans since sufficient information exists to make a reasonable estimate of the inherent loss for such MPF Loans on an individual loan basis. The fair value less estimated selling costs is determined by the historical 12-month moving average loss rate for the entire MPF Loan portfolio.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The review of homogeneous pools of MPF Loans involves segmenting MPF Loans for credit risk analysis by MPF Loan product and by individual master commitment. Migration analysis is applied to MPF Loans that are past due. Migration analysis is a methodology for determining, through our experience over a historical period, the rate of loss incurred on pools of similar loans.

We apply migration analysis to MPF Loans that are 30, 60, 90, and 180 days past due as well as to loans 60 days past due following receipt of notice of filing from the bankruptcy court. We then determine how many MPF Loans in these categories may migrate to foreclosure status and apply a loss factor that represents the 12-month moving average historical loss rate. PMI and the CEP Amount provided by the PFI or by SMI are factored into the allowance for loan loss determination, provided collection from the PFI or insurance companies is determined to be probable. Any potential losses that would be recovered from the CEP Amount, as well as PMI, FHA and HUD insurance and VA and RHS guarantees, are not reserved for as part of our allowance for loan losses. In such cases, we do not record a charge-off to the allowance for loan losses when losses occur or record a recovery to the allowance for loan losses for any cash payments received from PFIs or SMI or amounts withheld related to performance based CE Fees related to the CEP Amount, under PMI, FHA or HUD insurance, or under RHS or VA guarantees.

The following table presents the changes in the allowance for loan losses on MPF Loans for the periods indicated:

For the years ended December 31,	2007	2006	2005
Balance, beginning of year	$1	$1	$5
Chargeoffs	-	-	(1)
Recoveries	-	-	-

Net	-	-	(1)

Provision for credit losses	1	-	(3)

Balance, end of year	$2	$1	$1

Note 11 – Software and Equipment

We record software and equipment at cost, less accumulated depreciation and amortization. The accumulated depreciation and amortization related to software and equipment was $91 million and $72 million at December 31, 2007 and 2006. We compute depreciation and amortization on the straight-line method over the estimated useful lives as defined below.

We capitalize external and internal software costs that are eligible for capitalization during the application development stage of a computer software project. The costs of computer software developed or obtained for internal use are amortized over a three year period on a straight-line basis. For each module or component of a software project, amortization begins when the computer software is ready for its intended use, regardless of whether the software will be placed in service in planned stages that may extend beyond a reporting period. At December 31, 2007 and 2006, we had $34 million and $45 million in unamortized computer software costs. Amortization of computer software costs charged to expense was $17 million, $14 million, and $16 million for the years ended December 31, 2007, 2006, and 2005.

Computer software is impaired when the carrying amount of the asset exceeds its fair value. An impairment loss is recognized only if its carrying amount is not recoverable. If capitalized computer software is not expected to provide us with any service potential, it is accounted for as if abandoned or held for disposal. In such cases, computer software is reported at the lower of the carrying amount or fair value, if any, less costs to sell. Impairment is assessed at least annually or sooner if a triggering event occurs. Impairment losses are classified in other non-interest expense. In 2005, we recognized an impairment loss of $10 million after abandoning development of software to support a new line of business related to the MPF Program.

Equipment is depreciated over five years and computer hardware over three years. Leasehold improvements and major renewals contemplated at the beginning of the lease are capitalized and amortized on a straight-line basis over 10 years or the remaining term of the lease, whichever is shorter. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are capitalized and amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Ordinary maintenance and repairs are expensed as incurred. We include gains and losses on disposal of software and equipment in other non-interest income.

Note 12 – Deposits

We offer demand, overnight, and short-term interest-bearing deposit programs for members and qualifying non-members. The weighted average interest rates paid on the average interest-bearing deposits were 5.45%, 4.93% and 3.11%, during the years ended December 31, 2007, 2006, and 2005. In addition, PFIs that service MPF Loans must deposit with us funds collected in connection with certain MPF Loans pending disbursement of such funds to the owners of the MPF Loans. These items are classified as

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

non-interest-bearing deposits on the statements of condition. If the PFI is a member of another FHLB, then the PFI’s respective FHLB must maintain these deposits on its behalf. We pledged to the FDIC securities of $27 million and $33 million as of December 31, 2007 and 2006, related to amounts the FDIC has deposited with us. We have not placed any restrictions with respect to repledging or selling these securities.

The following table presents our interest-bearing and non-interest-bearing deposits as of the dates indicated:

December 31,	2007	2006
Interest bearing deposits:
Demand and overnight	$840	$1,243
Term	114	95
Deposits from other FHLBs for MPF Program	9	11
Other	67	30
Non-interest bearing deposits	126	114

Total deposits	$1,156	$1,493

Note 13 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are carried at amortized cost. We have delivered securities sold under agreements to repurchase to a primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, we must deliver additional securities to the dealer. Investment securities having a carrying value of $1.282 billion were pledged as collateral for repurchase agreements for each year ended December 31, 2007 and 2006, all of which was permitted to be sold or repledged by the secured party.

Note 14 – Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBs and consist of consolidated bonds and discount notes. Consolidated obligations are carried at amortized cost. Dealers are paid a concession fee in connection with the sale of consolidated obligation bonds. Concession fees are allocated to us from the Office of Finance based upon the percentage of the par value of the debt issue that we have assumed. Concession fees are recorded as a deferred charge in other assets. Unamortized concession fees were $30 million and $36 million at December 31, 2007 and 2006.

Premiums, discounts, and concession fees on callable consolidated obligations are amortized as interest expense over the estimated life of the consolidated obligations under the level-yield method. For non-callable and zero-coupon consolidated obligations, we amortize premiums, discounts, and concession fees on a level-yield basis to contractual maturity. Concession fee amortization totaled $20 million, $16 million, and $14 million for the years ended December 31, 2007, 2006, and 2005.

We de-recognize a consolidated obligation only if it has been extinguished in the open market or transferred to another FHLB. We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. Specifically, the release is made effective by the Office of Finance recording the transfer in its records. The Office of Finance provides release by acting within the confines of the Finance Board regulations that govern the determination of which FHLB is the primary obligor. The FHLB assuming the consolidated obligation becomes the primary obligor because it now is directly responsible for repaying the debt. We continue to disclose the transferred debt as a contingent liability because we still have a joint and several liability with respect to repaying the transferred consolidated obligation.

An extinguishment gain or loss is recorded for the difference between the reacquisition price and the net carrying amount of the extinguished consolidated obligation and is recognized in other non-interest income. The gain or loss recognized on debt that is extinguished if it has been transferred to another FHLB is shown separately as a component of non-interest income. The accounting treatment of our derivative hedges, resulting from the extinguishment of our debt, is to include the cumulative basis adjustment from previous and current fair value hedge relationships accounted for under SFAS 133 in the extinguishment gain or loss determination. Additionally, amounts deferred in OCI from previously anticipated debt issuance hedges under SFAS 133 would also be immediately recognized into earnings and included in derivatives and hedging activities. See Note 26 – Transactions with Related Parties and Other FHLBs for more information on the transfer of consolidated obligations to other FHLBs.

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

The par value of outstanding consolidated obligation bonds and discount notes for the 12 FHLBs, including consolidated obligations held by us and the other FHLBs, was $1,189 billion and $952 billion at December 31, 2007 and 2006. Regulations require the FHLBs to maintain, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets include: cash, secured advances, securities with an assessment or rating at least equivalent to the current assessment or rating of the FHLB consolidated obligations; the obligations, participations, mortgages, or other securities of or issued by the United States government or certain agencies of the United States government; mortgages that have any insurance or commitment for insurance from the United States government or its agencies; and such securities as fiduciary and trust funds may invest in under the laws of the state in which each FHLB is located.

Our leverage limit is based on a ratio of assets to capital rather than a ratio of liabilities to capital. See Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock.

General Terms – Consolidated obligations are issued with either fixed- or floating-rate payment terms that may use a variety of indices for interest rate resets including the London Interbank Offered Rate (“LIBOR”). In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and floating-rate bonds may also contain certain embedded features, which may result in complex coupon payment terms and call features. When such consolidated obligations are issued, we may concurrently enter into an interest rate swap containing offsetting features that effectively convert the terms of the bond to a variable-rate bond tied to an index or a fixed-rate bond.

Consolidated obligation bonds, beyond having fixed-rate or floating-rate payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

Callable Bonds – Callable bonds redeemable in whole, or in part, at our discretion on predetermined call dates.

Zero-Coupon Bonds – Long-term discounted bonds that earn a fixed yield to maturity or to the optional principal redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if exercised prior to maturity.

Step-Up Bonds – Bonds that pay interest at increasing fixed rates for specified intervals over their life. These bonds are generally callable at our option on the step-up dates.

Inverse Floating Bonds – The coupon rate on these bonds increases as an index declines and decreases as an index rises.

Interest Rate Payment Terms – The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

December 31,	2007	2006 Restated
Consolidated obligation bonds:
Fixed-rate non-callable	$37,875	$37,119
Fixed-rate callable	23,485	29,656
Floating-rate	1,025	517
Zero coupon	1,500	2,150
Step-up	150	160
Inverse floating-rate	50	50

Total par value	64,085	69,652
Bond discounts, net	(1,256)	(1,514)
SFAS 133 hedging adjustments	(187)	(411)

Total consolidated obligation bonds	$62,642	$67,727

Discount Notes – The following table summarizes our consolidated discount notes outstanding, for which we were the primary obligor as of the dates indicated. All such discount notes are due within one year.

December 31,	2007	2006
Par value	$19,093	$11,226
Book value	$19,057	$11,166
Weighted average interest rate at year-end	3.75%	5.04%
Daily average outstanding for the year ended	$14,786	$14,846

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Redemption Terms – The following table presents our consolidated obligation bonds, for which we are the primary obligor, by redemption term, including year of contractual maturity (and weighted average interest rate) and year of maturity or next call date for callable bonds:

	2007
December 31,	Contractual Maturity	Weighted Average Interest Rate	Next Maturity / Call Date
Due in one year or less	$11,735	4.04%	$25,546
One to two years	7,800	4.51%	7,587
Two to three years	9,104	4.71%	8,379
Three to four years	6,028	5.02%	4,507
Four to five years	5,641	5.21%	4,327
Thereafter	23,777	4.91%	13,739

Total par value	64,085	4.71%	$64,085

Bond discounts, net	(1,256)
SFAS 133 hedging adjustments	(187)

Total consolidated obligation bonds	$62,642

Note 15 – Subordinated Notes

On June 13, 2006, we issued $1 billion of subordinated notes which mature on June 13, 2016. Moody’s and S&P rated the subordinated notes Aa2 and AA-. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any FHLBs other than the Bank. The subordinated notes are unsecured obligations and rank junior in priority of payment to our “senior liabilities”. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

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

The subordinated notes may not be redeemed, in whole or in part, prior to maturity. These notes do not contain any provisions permitting holders to accelerate the maturity thereof on the occurrence of any default or other event. The subordinated notes were issued at par and accrue interest at a rate of 5.625% per annum. Interest is payable semi-annually in arrears on each June 13 and December 13, commencing December 13, 2006. We will defer interest payments if five business days prior to any interest payment date we do not satisfy any minimum regulatory leverage ratio then applicable to us.

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2007, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

The Finance Board allows us to include a percentage of the outstanding principal amount of the subordinated notes (the “Designated Amount”) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and in calculating our maximum permissible holdings of MBS, and unsecured credit, subject to 20% annual phase-outs beginning in the sixth year following issuance, as follows:

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 16 – Assessments

Affordable Housing Program – The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains provisions for the establishment of an Affordable Housing Program (“AHP”) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under FASB Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation established by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our income and recognize an AHP liability. As subsidies are provided, the AHP liability is relieved.

If we experience a regulatory loss during a quarter, but still have regulatory income for the year, our obligation to the AHP would be calculated based on our year-to-date regulatory income. If we had regulatory income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experience a regulatory loss for a full year, we would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBs, then the FHLB Act requires that each FHLB contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBs equals $100 million. The pro-ration would be made on the basis of an FHLB’s income in relation to the income of all FHLBs for the previous year. Each FHLB’s required annual AHP contribution is limited to its annual net earnings. There was no shortfall, as described above, in 2007, 2006 or 2005.

Resolution Funding Corporation – Although we are exempt from ordinary federal, state, and local taxation except for local real estate taxes, we are required to make payments to REFCORP. Each FHLB is required to pay 20% of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis. The Office of Finance has been designated as the calculation agent for AHP and REFCORP assessments. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation.

The FHLBs will continue to expense these amounts until the aggregate amounts actually paid by all FHLBs are equivalent to a $300 million minimum annual annuity ($75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied.

As specified in Finance Board regulations, the actual amount by which the combined REFCORP payments of all of the FHLBs for any quarter exceeds the $75 million quarterly benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to defease all or a portion of the most-distant remaining quarterly benchmark payment. Because the FHLBs’ recent REFCORP payments have exceeded $300 million per year, those extra payments have defeased $24 million of the $75 million benchmark payment due on October 15, 2013 and all scheduled payments thereafter. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. The cumulative amount to be paid to REFCORP by each FHLB is not determinable at this time because it depends on the future earnings of all FHLBs and interest rates.

If we experience a net loss during a quarter, but still had net income for the year, our obligation to REFCORP would be calculated based on our year-to-date GAAP net income. We would be entitled to a refund of amounts paid for the full year that were in excess of our calculated annual obligation. If we had net income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experience a net loss for a full year, we would have no obligation to REFCORP for the year.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The table below summarizes the changes in the assessments payable for the periods indicated:

For the years ended December 31,	2007	2006 Restated	2005 Restated
Affordable Housing Program:
Balance, beginning of year	$64	$79	$83
Period accrual	11	21	28
Cash disbursements	(30)	(36)	(32)

Balance, end of year	$45	$64	$79

Resolution Funding Corporation:
Balance, beginning of year	$12	$14	$45
Period accrual	24	48	61
Cash disbursements	(26)	(50)	(92)

Balance, end of year	$10	$12	$14

Note 17 – Regulatory Actions

On June 30, 2004, we entered into a Written Agreement with the Finance Board, to address issues identified in their 2004 examination. The Written Agreement, which was amended three times to adjust our minimum regulatory capital requirements, ultimately required us to maintain both:

•	a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%; and

•	an aggregate amount of regulatory capital stock plus a Designated Amount of subordinated notes of at least $3.500 billion.

At the request of the Finance Board, on October 10, 2007, we entered into a Consent Cease and Desist Order (“C&D Order”) with the Finance Board, which concurrently terminated the Written Agreement. The C&D Order places several requirements on us, including the following:

•

We must maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%, and an aggregate amount of regulatory capital stock plus a Designated Amount of subordinated notes of $3.600 billion;

•	Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the

Director of the Office of Supervision of the Finance Board (“OS Director”). The C&D Order provides that the OS Director may approve a written request by us for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations;

•	Dividend declarations are subject to the prior written approval of the OS Director;

•

Within 120 days of the effective date of the C&D Order, we were required to submit a capital plan to the Finance Board consistent with the requirements of the GLB Act and Finance Board regulations, along with strategies for implementing the plan; and

•

We were required to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and within 90 days of the effective date of the C&D Order submit revised policies and procedures to the OS Director for non-objection prior to implementation.

We have taken the following actions to comply with the requirements of the C&D Order:

•	We reviewed our market risk hedging policies, procedures and practices, and submitted revised policies and procedures to the OS Director on January 7, 2008; and

•	On February 6, 2008 we submitted a capital plan and implementation strategies to the Finance Board to provide for the conversion of our capital stock under the GLB Act.

Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock

Capital Rules

Under the FHLB Act, our members are required to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year-end or 5% of their outstanding advances from us, with a minimum purchase of $500. Members may hold capital stock in excess of the foregoing statutory requirement (“voluntary capital stock”). Member required capital stock can become voluntary capital stock when a member’s capital stock requirement decreases either in connection with a reduction of its outstanding advances or its mortgage related assets. Effective March 15, 2005, we no longer allow members to

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

purchase new shares of capital stock unless the purchase is necessary for the member to meet its minimum capital stock holding requirement.

Our members are permitted to sell or transfer capital stock to other members at par value with approval from the Finance Board and us. Our capital stock is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements and the OS Director has approved the redemption, as further discussed in Note 17 – Regulatory Actions. Members that withdraw from membership must wait five years before being readmitted.

Our policy from May 2006 to October 2007 had been to redeem voluntary capital stock during announced redemption windows authorized by the Finance Board, in accordance with our capital stock redemption guidelines and subject to meeting our minimum regulatory capital requirements. Based on that policy, we redeemed $795 million of voluntary capital stock from members in June 2006 and another $375 million of voluntary capital stock in December 2006, which resulted in approximately 60% of voluntary capital stock outstanding as of December 31, 2005 being redeemed by the end of 2006. We did not conduct any redemptions of voluntary capital stock during 2007.

As required by the C&D order as discussed in Note 17 – Regulatory Actions, in February 2008 we submitted to the Finance Board a capital plan and implementation strategies to provide for the conversion of our capital stock under the GLB Act. Until such time as we fully implement a new capital plan, the minimum capital requirements described below remain in effect.

Minimum Capital Requirements

Written Agreement and C&D Order:  Our minimum capital requirements previously included in the Written Agreement are now in the C&D Order modified as discussed above in Note 17 – Regulatory Actions.

Regulatory Leverage Limit:  Under Finance Board regulations, we are currently subject to a leverage limit that provides that our total assets may not exceed 25 times our total regulatory capital stock, retained earnings, and reserves, provided that non-mortgage assets (after deducting the amounts of deposits and capital) do not exceed 11% of such total assets. For purposes of this regulation, non-mortgage assets means total assets less advances, acquired member assets, standby letters of credit, derivative contracts with members, certain MBS, and other investments specified by the Finance Board. This requirement may also be viewed as a percentage regulatory capital ratio where our total regulatory capital stock, retained earnings, and reserves must be at least 4% of our total assets. This 4% leverage limit is currently superseded by the 4.5% minimum regulatory capital ratio required by the C&D Order.

If we are unable to meet the 4% leverage limit based on our asset composition, we would still be able to remain in compliance with the leverage requirement so long as our total assets did not exceed 21 times total regulatory capital stock, retained earnings, and reserves (that is, our total regulatory capital stock, retained earnings, and reserves must be at least 4.76% of our total assets). We currently do not factor in any reserves when calculating our regulatory leverage limits.

The 4% and 4.76% alternative regulatory leverage limits as may be individually applicable to us from time to time, are referred to as the “Regulatory Leverage Limit.” We are permitted to include the Designated Amount of subordinated notes, as discussed in Note 15 – Subordinated Notes, when calculating compliance with the applicable Regulatory Leverage Limit. The Regulatory Leverage Limit is currently superseded by the C&D Order’s minimum regulatory capital ratio requirement (to the extent discussed above) and minimum regulatory capital stock and subordinated notes requirement. At such time as the C&D Order is terminated, or otherwise modified to remove or modify the provisions imposing either or both (i) the minimum regulatory capital ratio requirement and (ii) the minimum regulatory capital stock and subordinated notes requirement, as applicable at a particular time, or such provision or provisions are otherwise superseded, the Regulatory Leverage Limit would become the binding capital constraint applicable to us until we convert and become subject to the leverage, total capital to assets, and risk-based capital requirements established pursuant to the GLB Act.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table presents our five largest member holdings of capital stock (including mandatorily redeemable capital stock) outstanding at the dates indicated:

	2007		2006 Restated
As of December 31,	$	%	$	%
LaSalle Bank N.A. [1]	$230	9%	$230	9%
One Mortgage Partners Corp. [2]	172	6%	172	7%
MidAmerica Bank, FSB [3]	146	5%	146	6%
M&I Marshall & Isley Bank	135	5%	120	5%
Associated Bank, NA	121	5%	121	5%
All other members	1,879	70%	1,812	68%

Total regulatory capital stock	2,683	100%	2,601	100%

Less MRCS [4]	(22)		(14)

Capital stock	2,661		2,587
Retained earnings	659		619
Accumulated OCI (loss)	(251)		(110)

Total capital	$3,069		$3,096

Total regulatory capital stock	$2,683		$2,601
Designated Amount of subordinated notes	1,000		1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,683		3,601
Retained earnings	659		619

Total regulatory capital plus Designated Amount of subordinated notes	$4,342		$4,220

Voluntary capital stock	$883		$912

[1]	LaSalle Bank N.A. is a subsidiary of Bank of America Corporation.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]

MidAmerica Bank, FSB became ineligible for membership due to an out-of-district merger with National City Bank, effective on February 9, 2008. Their capital stock has been reclassified to mandatorily redeemable capital stock (“MRCS”) as of February 29, 2008.

[4]	MRCS is recorded as a liability in the accompanying statements of condition but is included in regulatory capital stock and in the calculation of the regulatory capital and leverage ratios.

The following table summarizes our regulatory capital requirements as a percentage of total assets. As of December 31, 2007 and 2006, our non-mortgage assets were 9.2% and 5.1% of total assets on an average monthly basis, thus we were subject to the 4.50% limit for both dates.

	Regulatory Capital
	Requirement in effect		Actual
	Ratio	Amount	Ratio	Amount
December 31, 2007	4.50%	$4,009	4.87%	$4,342
December 31, 2006 Restated	4.50%	3,902	4.87%	4,220

Under our Written Agreement, we were also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.500 billion. Under the C&D Order, we are now required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At December 31, 2007 and 2006, we had an aggregate amount of $3.683 billion and $3.601 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

Mandatorily Redeemable Capital Stock

In accordance with SFAS 150, we reclassify capital stock subject to redemption from equity to a liability once we become unconditionally obligated to redeem mandatorily redeemable capital stock by transferring cash at a specified or determinable date (or dates) or upon an event certain to occur. This is true even when settlement of the mandatorily redeemable capital stock will occur on the same day as the reclassification. We become unconditionally obligated to redeem capital stock under the following circumstances:

•	the member provides a written redemption request for voluntary capital stock that we intend to honor at a specified or determinable date;

•	the member gives notice of intent to withdraw from membership; or

•	the member attains non-member status by merger, acquisition, charter termination, relocation or involuntary termination from membership.

As discussed in Note 17 – Regulatory Actions, pursuant to the C&D Order, we cannot redeem or repurchase stock without the approval of the OS Director. We do not believe this requirement affects the reclassification of mandatorily

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

redeemable capital stock as a liability. Rather, this requirement may delay the timing of a mandatory redemption.

Capital stock is reclassified to a liability (mandatorily redeemable capital stock) at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and are reported as a component of interest expense.

In the case of a membership withdrawal, there is a six month notice period before redemption of all capital stock, subject to the member satisfying all outstanding obligations to the Bank. Prior to the expiration of the six month notice period for voluntary withdrawals and upon request from merging members, we will submit a request to the OS Director to approve related capital stock redemptions.

The member has the option to rescind its withdrawal notice without penalty during that six month period. Although we allow a member to rescind its withdrawal notice without penalty, we reclassify the member’s equity to a liability because we view membership withdrawal notices as substantive when made. In effect, we believe that once a member has decided to withdraw, the possibility of the member rescinding its withdrawal notice is remote. Redemption may be made after the expiration of the six month period if the terminating member does not have outstanding obligations with the Bank, we meet our minimum regulatory capital and liquidity requirements, and the OS Director has approved the redemption. If a member were to cancel its written notice of withdrawal, we would reclassify the mandatorily redeemable capital stock from a liability back to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

The following table summarizes the number of members for which we reclassified their stock as mandatorily redeemable and the number of former members for which we completed redemptions of their mandatorily redeemable capital stock during the periods indicated:

For the years ended December 31,	2007	2006	2005
Number of members with MRCS, beginning of period	7	12	5
Withdrawal	7	7	5
Merger/other	5	4	9
Completed redemptions	(7)	(16)	(7)

Number of members, end of period	12	7	12

The following table presents mandatorily redeemable capital stock activity for the periods indicated:

For the years ended December 31,	2007	2006	2005
Balance, beginning of period	$14	$222	$11
Capital stock reclassified to MRCS due to -
Withdrawal	10	41	204
Merger/other	4	13	165
Voluntary	-	1,152	1,313

Total capital stock reclassified	14	1,206	1,682

Redemptions of MRCS	(6)	(1,414)	(1,471)

Balance, December 31,	$22	$14	$222

Statutory and Regulatory Restrictions on Capital Stock Redemption

In accordance with the FHLB Act, our capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem.

As discussed in Note 17 – Regulatory Actions, the C&D Order prohibits us from repurchasing and redeeming our capital stock, including upon membership withdrawal or other termination, unless we have received the approval of the OS Director.

Additionally, we cannot redeem or repurchase shares of stock from any member if:

•	the principal or interest on any consolidated obligation is not paid in full when due;

•

we fail to certify in writing to the Finance Board that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations;

•

we notify the Finance Board that we cannot provide the foregoing certification, project we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our current obligations; and

•

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Additional statutory and regulatory restrictions on the redemption of our capital stock include the following:

•

In no case may we redeem capital stock if, following such redemption, we would fail to satisfy our minimum regulatory capital requirements established by the GLB Act or the Finance Board, which include the capital requirements imposed by the C&D order.

•

In no case may we redeem capital stock if either our Board of Directors or the Finance Board determines that we have incurred, or are likely to incur, losses resulting or expected to result in a charge against capital.

•

Under the FHLB Act, in the event a member were to withdraw from the FHLB at a time that the Finance Board had found that the paid-in capital of the FHLB is or is likely to be impaired as a result of losses in or the depreciation of assets held by the FHLB, the FHLB, on order of the Finance Board, must withhold from the amount to be paid to the withdrawing member for the redemption of its capital stock a pro rata share of such impairment as determined by the Finance Board.

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

Note 19 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005:

	Available-for-sale securities	Available-for-sale securities transferred to held-to-maturity [2]	Cash flow hedges Restated	Employee retirement plans [1]	Accumulated other comprehensive income (loss) Restated
Balance December 31, 2004	$(7)	$-	$(135)	$-	$(142)
Net unrealized gain/(loss)	(4)	-	4	-	-
Recognized into net income	2		(3)		(1)

Balance December 31, 2005	(9)	-	(134)	-	(143)
Net unrealized gain/(loss)	(1)	-	35	(3)	31
Recognized into net income	2		-	-	2

Balance December 31, 2006	(8)	-	(99)	(3)	(110)
Net unrealized gain/(loss)	(143)	-	(11)	1	(153)
Recognized into net income	-	-	12	-	12
Availale-for-sale securities transferred to held-to-maturity [2]	138	(138)			-

Balance December 31, 2007	$(13)	$(138)	$(98)	$(2)	$(251)

[1]	Initial application of FAS 158 for Employee retirement plans. Also see Note 21 Employee Retirement Plans
[2]

On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from the AFS portfolio to the HTM portfolio. The $138 million unrealized loss reported in accumulated OCI will amortize over the remaining life of the securities as a yield adjustment. Amortization of the unrealized loss from OCI will be offset by the interest income accretion related to the discount on the transferred securities. However, if any security transferred becomes other than temporarily impaired, its related unrealized loss amount in accumulated OCI will be immediately recognized as an impairment loss.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 20 – Finance Board and Office of Finance Expenses

Finance Board Expenses

The Finance Board regulates the FHLBs, which are required to fund the cost of the regulation. The FHLBs are charged the costs of operating the Finance Board and have no control over these costs. We were charged $3 million for each of the three years ended December 31, 2007, 2006, and 2005.

Office of Finance Expenses

The FHLBs fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing the consolidated obligations of the FHLBs, preparation of the FHLBs’ combined quarterly and annual financial reports, and certain other functions. We have no control over these costs. Our share of the Office of Finance expenses was $2 million for each of the three years ended December 31, 2007, 2006 and 2005.

Note 21 – Employee Retirement Plans

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pension Plan”), a tax-qualified defined-benefit pension plan. Substantially all of our officers and employees are covered by the plan. The Pension Plan year runs from July 1 to June 30. We funded $5.1 million in 2007. We were overfunded with respect to our current liability through the end of the 2006-2007 plan year. We plan to fund an additional $5.4 million in 2008 for the 2007-2008 plan year. The Pension Plan is a multi-employer plan for accounting purposes since it does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligation, plan assets, and the components of annual pension expense attributable to the Bank is not required.

We also participate in the Pentegra Financial Institutions Thrift Plan (the “401K Savings Plan”), a tax-qualified defined contribution plan. Our contribution is equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations.

We offer a benefit equalization plan which is an unfunded, non-qualified deferred compensation plan providing benefits limited in the other retirement plans by laws governing such plans. In addition, we provide postretirement health care and life insurance benefits for active and retired employees, which become fully vested with at least five years of full-time employment service at a retirement age of 60 or older.

Under our current medical plan, we provide coverage to, or coordinate benefits with, Medicare for eligible retirees. We pay eligible expenses over and above Medicare payments to retirees. We also provide term life insurance premium payments for eligible employees retiring after age 45.

Obligations and Funded Status

The following table presents the activity as of December 31, 2007 and 2006:

	Benefit Equalization Plan		Postretirement Health and Life Insurance Benefit Plan
Change in Benefit Obligation	2007	2006	2007	2006
Benefit obligation at January 1,	$4.6	$6.1	$7.4	$6.7
Service cost	0.6	0.3	1.0	1.0
Interest cost	0.3	0.2	0.4	0.3
Actuarial loss (gain)	0.6	(0.9)	(0.8)	(0.5)
Benefits paid	-	-	(0.1)	(0.1)
Settlements	(1.6)	(1.1)	-	-
Curtailments [1]	-	-	(0.7)	-

Benefit obligation at December 31,	$4.5	$4.6	$7.2	$7.4

Change in Plan Assets
Fair value at January 1,	$-	$-	$-	$-
Employer contribution	1.6	1.1	-	-
Participant contribution	-	-	0.1	0.1
Benefits paid	-	-	(0.1)	(0.1)
Settlements	(1.6)	(1.1)	-	-

Fair value at December 31,	$-	$-	$-	$-

Funded status at December 31,	$4.5	$4.6	$7.2	$7.4

[1]	Curtailment gain is due to a reduction in the number of employees related to our reduction-in-force announcement of May 1, 2007.

The accumulated benefit obligation for the benefit equalization plan was $3.0 million at both December 31, 2007 and 2006.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Net Periodic Costs

Components of the net periodic cost for our benefit equalization plan and postretirement health and life insurance benefit plans for the years ended December 31, 2007, 2006 and 2005, as follows:

	Benefit Equalization Plan
For the years ended December 31,	2007	2006	2005
Service cost	$0.6	$0.3	$0.4
Interest cost	0.3	0.2	0.3
Amortization of (unrecognized) net loss (gain) [1]	0.3	0.2	0.3
Prior service cost	-	-	-
Settlement loss	0.6	0.4	-

Net periodic benefit cost	$1.8	$1.1	$1.0

	Postretirement Health and Life Benefit Plan
For the years ended December 31,	2007	2006	2005
Service cost	$1.0	$1.0	$0.7
Interest cost	0.4	0.3	0.3
Amortization of (unrecognized) net loss (gain) [1]	-	0.1	0.1
Prior service cost	-	-	-
Settlement loss	-	-	-
Curtailment gain [2]	-	-	-

Net periodic benefit cost	$1.4	$1.4	$1.1

[1]	Straight line amortization over the 10% corridor at the average remaining service of active participants.
[2]	The amount of the curtailment gain recognized is zero since it is offset by previous unrecognized actuarial losses in OCI.

Measurement Date and Plan Assumptions

The measurement dates used to determine the current and prior year’s benefit obligations were December 31, 2007 and 2006. The tables below present the weighted average annualized actuarial assumptions for the projected and accumulated benefit obligations, and the components of net periodic benefit costs, for our supplemental retirement benefit and postretirement health and life insurance benefit plans, as of year-end. We used the Citigroup Pension Liability Index rate as the primary factor in determining the discount rate for both plans.

December 31,	2007	2006
Weighted-average assumptions used to determine benefit obligations
Discount rate:
Benefit equalization plan	6.25%	5.75%
Postretirement health and life insurance benefit plan	6.25%	5.75%
Rate of compensation increase-benefit equalization plan	5.50%	5.50%

For the years ended December 31,	2007	2006	2005
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate:
Benefit equalization plan	5.75%	5.50%	5.75%
Postretirement health and life insurance benefit plan	5.75%	5.50%	6.00%
Rate of compensation increase - benefit equalization plan	5.50%	5.50%	5.50%

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The tables below present our assumed weighted average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end, and the effect of a one-percentage-point change in the assumed medical benefits cost trend rate.

For the years ended December 31,	2007	2006	2005
Health care cost trend rate assumed for the next year	10.0%	8.0%	9.0%
Rate to which cost trend rate is assumed to decline (ultimate rate)	5.0%	5.0%	5.0%
Year that rate reaches ultimate rate	2012	2009	2009

2007 effect of a one-percent shift in medical benefits trend rate	+1.00%	-1.00%
Effect on service and interest cost components	$0.3	$(0.3)
Effect on postretirement benefit obligation	1.3	(1.1)

Estimated future benefits payments through 2017 reflecting expected benefit services for the periods indicated:

For the years ended December 31,	Payments
2008	$0.2
2009	0.2
2010	0.3
2011	0.3
2012	0.4
2013-2017	4.0

Note 22 – Derivatives and Hedging Activities

Nature of Business Activity – We use interest rate derivatives to manage our exposure to changes in interest rates and to provide a means to adjust our risk profile in response to changing market conditions. In addition, we use interest rate derivatives as part of our interest rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. Interest rate derivatives include interest rate swaps (including cancelable swaps), swaptions, interest rate cap and floor agreements, and futures and forward contracts.

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

We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, we assess hedge effectiveness using the shortcut method. Under the shortcut method we periodically review each hedge relationship to ensure that none of the terms of the interest rate swap and hedged item (as defined by SFAS 133, paragraph 68) have changed. Provided that no terms changed, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset of liability. If all the criteria are met, we apply the shortcut method to a qualifying fair value hedge when the relationship is designated on the trade date of both the interest rate swap and the hedged item (for example, advances or consolidated obligation bonds are issued), even though the hedged item is not recognized for accounting purposes until the transaction settles (that is, until its settlement date), provided that the period of time between the trade date and the settlement date of the hedged item is within established conventions for that marketplace.

We record the changes in fair value of the derivative and the hedged item beginning on the trade date. We do not apply the shortcut method unless the hedge is entered into concurrent with either the origination or purchase of an asset being hedged or the issuance of a liability being hedged.

For a qualifying fair value hedge, changes in the fair value of the derivative, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recognized as non-interest income in derivatives and hedging activities. Any ineffective portion of a fair value hedge, which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item, is also recognized as non-interest income in derivatives and hedging activities.

For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded in accumulated OCI, until earnings are affected by the variability of cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge is recognized as non-interest income in derivatives and hedging activities.

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

For economic hedges, changes in fair value of the derivatives are recognized as non-interest income in derivatives and hedging activities. Because these derivatives do not qualify for hedge accounting, there is no fair value adjustment to an asset, liability or firm commitment. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows.

We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) a hedged firm commitment no longer meets the definition of a firm commitment.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding as an economic hedge, we will carry the derivative at its fair value on the statements of condition and will recognize further changes

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

in the fair value of the derivative as non-interest income in derivatives and hedging activities, until the derivative is terminated. We account for discontinued fair value and cash flow hedges as follows:

•

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

•

For cash flow hedges that are discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two month period of time thereafter), any related gain or loss that was in accumulated OCI is recognized as non-interest income in derivatives and hedging activities.

•

For cash flow hedges that are discontinued for reasons other than the forecasted transaction will not occur, we begin reclassifying the accumulated OCI adjustment to net interest income when earnings are affected by the original forecasted transaction.

Embedded Derivatives – We may purchase financial instruments in which a derivative instrument is “embedded” in the financial instrument. Upon executing these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument meets the definition of a derivative.

When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms qualifies as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) were to be measured at fair value, with changes in fair value reported in current earnings (e.g. an investment security classified as “trading” under SFAS 115), or if we could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be recorded at fair value. We currently do not hold any embedded derivative instrument that requires bifurcation from its host contract under SFAS 133.

Purchased Options – Premiums paid to acquire options are included in the initial basis of the derivative and reported in derivative assets on the statements of condition.

Accrued Interest Receivables and Payables – Any differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. The differentials between accruals of interest receivables and payables on economic hedges are recognized as non-interest income in derivatives and hedging activities.

Types of Assets and Liabilities Hedged – We enter into derivative financial instruments for the following asset and liability accounts:

Investments

We invest in GSE obligations, MBS, and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities are managed through a combination of debt issuance and derivatives. The prepayment options embedded in MBS can result in extensions or contractions in the expected maturities of these investments, primarily depending on changes in interest rates. Finance Board regulations and its Financial Management Policy limits this source of interest rate risk by restricting the types of MBS we may own to those with limited average life changes under certain interest rate shock scenarios and establishing limitations on duration of equity and change in market value of equity.

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

With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain (1) fixed rate advances (non-putable) and (2) fixed rate putable advances. The swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

MPF Loans

A combination of swaps and options, including futures, is used as a portfolio of derivatives linked to a portfolio of MPF Loans. The portfolio of MPF Loans consists of one or more pools of similar assets, as designated by factors such as product type and coupon. As the portfolio of loans changes due to liquidations and paydowns, the derivatives portfolio is modified accordingly to hedge the interest rate and prepayment risks effectively. A new hedge relationship between a portfolio of derivatives and a portfolio of MPF Loans is established daily. The relationship is accounted for as a fair value hedge. The long-haul method is used to assess hedge effectiveness.

We analyze the risk of the MPF Loan portfolio on a regular basis and consider the interest rate environment under various rate scenarios. We also perform analysis of the duration and convexity of the portfolio.

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

Firm Commitment

Delivery commitments are considered derivatives and are recorded at fair value as a derivative asset or derivative liability, with changes in fair value recognized as non-interest income in derivatives and hedging activities. When the delivery commitment settles, the current fair value of the delivery commitment is included with the basis of the MPF Loan and is amortized on a level-yield basis over the contractual life of the MPF Loan in interest income.

Anticipated Streams of Future Cash Flows

We may use an option to hedge a specified future variable cash stream as a result of rolling over short-term, fixed-rate financial instruments such as discount notes. The option will effectively cap the variable cash stream at a predetermined target rate. Such hedge transactions are accounted for as a cash flow hedge.

Hedge effectiveness is assessed using the hypothetical derivative method as described under DIG Issue G7 – “Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied”. Such relationships are accounted for under the guidance in DIG Issue G20 – “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”. Under such guidance, we assess hedge effectiveness monthly.

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

Consolidated Obligations

We manage the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

consolidated obligation. For instance, when a fixed-rate consolidated obligation is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain (1) fixed rate consolidated obligations (non-callable) and (2) fixed rate callable consolidated obligations.

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

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at the dates indicated. The notional amount of derivatives outstanding where we acted as an intermediary for the benefit of our members was $51 million and $45 million at December 31, 2007 and 2006.

	2007		2006
December 31,	Notional	Fair Value	Notional	Fair Value
Interest rate swaps:
Fair value	$29,307	$(270)	$39,554	$(215)
Cash flow	410	(7)	-	-
Economic	1,495	(30)	10,603	(11)

Total	31,212	(307)	50,157	(226)

Interest rate swaptions:
Fair value	4,113	70	4,990	36
Economic	4,970	36	4,919	5

Total	9,083	106	9,909	41

Interest rate caps/floors:
Cash flow	3,375	161	1,925	20
Economic	8	-	8	-

Total	3,383	161	1,933	20

Interest rate futures/ forwards:
Fair value	1,216	(3)	6,111	(1)
Economic	-	-	-	-

Total	1,216	(3)	6,111	(1)

Delivery commitments of MPF Loans:
Economic	54	1	48	1

Total	$44,948	(42)	$68,158	(165)

Accrued interest, net at period end		(12)		11

Net derivative balance		$(54)		$(154)

Derivative assets		$177		$41
Derivative liabilities		(231)		(195)

Net derivative balance		$(54)		$(154)

Managing Credit Risk on Derivatives – We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements, and limits on exposure to any one counterparty. Based on credit analyses and collateral requirements, we do not anticipate any credit losses from our derivative agreements.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery commitments for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged. At December 31, 2007 and 2006, our maximum credit risk as defined above was $177 million and $41 million.

We transact most of our derivatives with large money-center banks and major broker-dealers. Some of these banks and broker-dealers, or their affiliates, buy, sell, and distribute consolidated obligations.

In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty.

We held collateral consisting of securities and cash with a fair value of $138 million and $30 million as of December 31, 2007 and 2006. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and may be held by the member for our benefit.

Financial Statement Impact and Additional Financial Information – We recorded a net gain (loss) on derivatives and hedging activities in non-interest income for the periods indicated as follows:

For the years ended December 31,	2007	2006	2005 Restated
Fair value hedge ineffectiveness	$(10)	$(44)	$(27)
Cash flow hedge ineffectiveness	-	-	1
Gain/(loss) on economic hedges	(17)	16	5
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	-	-	-

Net gain/(loss) on derivatives and hedging activities	$(27)	$(28)	$(21)

Over the next 12 months it is expected that $44 million recorded in accumulated OCI on December 31, 2007, will be recognized as a component of interest expense. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is six years.

Note 23 – Segment Information

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table sets forth our financial performance by operating segment for the periods indicated:

	Traditional Member Finance			MPF Segment			Total Bank
For the year ended December 31,	2007	2006 Restated	2005 Restated	2007	2006 Restated	2005 Restated	2007	2006 Restated	2005 Restated
Interest income	$2,617	$2,305	$1,350	$1,862	$2,064	$2,192	$4,479	$4,369	$3,542
Interest expense	2,393	2,156	1,237	1,824	1,797	1,798	4,217	3,953	3,035
Provision for credit losses	-	-	-	1	-	(3)	1	-	(3)

Net interest income	224	149	113	37	267	397	261	416	510
Non-interest income (loss)	9	2	2	(6)	(39)	(48)	3	(37)	(46)
Non-interest expense	61	55	49	70	63	82	131	118	131
Assessments	45	25	17	(10)	44	72	35	69	89

Net income (loss)	$127	$71	$49	$(29)	$121	$195	$98	$192	$244

Total assets at December 31,	$53,771	$48,314	$42,424	$35,322	$38,400	$42,926	$89,093	$86,714	$85,350

Note 24 – Estimated Fair Values

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

The following captions describe the methodologies and assumptions used to determine fair value by financial instrument:

Financial Assets

Assets for which fair value approximates carrying value – The estimated fair value of cash and due from banks, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable approximates the carrying value due to their short-term nature and negligible credit risk.

Investment securities – Fair values of our investment securities classified as trading, AFS, and HTM that are actively traded in the secondary market are determined based on independent market-based prices received from a third party pricing service. Counterparty quotes are used to determine the fair value when a market-based price is unavailable or the security is not actively traded. Fair values for Low or Moderate Income Debentures from the Small Business Administration and Small Business Investment Companies program notes are determined from internal valuation models using market-based inputs.

Advances – Fair values for advances are determined using the income approach, which converts the expected future cash flows to a single present value. The estimated fair values do not assume prepayment risk, where we receive a fee sufficient to make us financially indifferent to a member’s decision to prepay. Effective December 12, 2007, we changed the interest rate curve used to discount the future cash flows for advances to be more consistent with our pricing methodology. Currently, we use four internally constructed curves based on the CO curve and a spread, which differs based on the advance size. Previously, we used a default-adjusted, AAA-rated, corporate debt curve. This change increased the unrecognized gain by $307 million.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

MPF Loans held in portfolio – The estimated fair values for MPF Loans are based on modeled prices using independent, market-based inputs. The modeled prices are derived using prices for new MBS issued by United States GSEs, which are adjusted for differences in coupon, average loan rate, cost of carry, seasoning, and cash flow remittance between MPF Loans and MBS. The referenced MBS are dependent upon the underlying prepayment assumptions priced in the secondary market.

Derivatives – The estimated fair values of futures contracts are based on quoted market prices. Fair values of derivatives that do not have available market prices are estimated by discounting the derivatives’ cash flows using independent market-based inputs that are based on their applicable maturity.

Financial Liabilities

Liabilities for which fair value approximates carrying value – The estimated fair value of deposits and accrued interest payable approximates the carrying value due to their short-term nature.

Securities Sold Under Agreements to Repurchase – Fair values for reverse repurchase agreements are determined using the income approach, which converts the expected future cash flows to a single present value using market-based inputs.

Consolidated obligations – Effective August 24, 2007, we changed our methodology for determining the estimated fair values of consolidated obligations. Fair values of consolidated obligations and discount notes without embedded options are determined based on internal valuation models which use market-based yield curve inputs obtained from the Office of Finance. Fair values of consolidated obligations with embedded options are determined based on internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers. Fair value is estimated by calculating the present value of expected cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms. Prior to that date, fair values were determined using independent market-based prices from a third party pricing service. Under the prior methodology, the related prices were no longer considered reliable or accurate as the third party prices could no longer be corroborated against actual issuances or replacement fundings. This change in methodology reduced the unrecognized loss by $285 million.

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

Subordinated notes – Effective August 24, 2007, we changed our methodology for determining estimated fair values of subordinated notes concurrent with the methodology change for consolidated obligations. Fair values are determined based on internal valuation models which use market-based yield curve inputs obtained from the Office of Finance. This change increased the unrecognized loss by $11 million.

Commitments – The estimated fair values of our commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair values of standby letters of credit are based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The carrying values and estimated fair values of our financial instruments for the dates indicated were as follows:

	2007			2006
December 31,	Carrying Value	Unrecognized Gain or (Loss)	Fair Value	Carrying Value Restated	Unrecognized Gain or (Loss) Restated	Fair Value
Financial Assets
Cash and due from banks	$17	$-	$17	$23	$-	$23
Federal Funds sold and securities purchased under agreements to resell	10,286	-	10,286	6,470	-	6,470
Trading securities	863	-	863	532	-	532
Available-for-sale securities	941	-	941	3,097	-	3,097
Held-to-maturity securities	11,481	29	11,510	11,915	(43)	11,872
Advances	30,221	160	30,381	26,179	(94)	26,085
MPF Loans held in portfolio, net	34,623	(387)	34,236	37,944	(905)	37,039
Accrued interest receivable	364	-	364	379	-	379
Derivative assets	177	-	177	41	-	41

Total Financial Assets	$88,973	$(198)	$88,775	$86,580	$(1,042)	$85,538

Financial Liabilities
Deposits	$(1,156)	$-	$(1,156)	$(1,493)	$-	$(1,493)
Securities sold under agreements to repurchase	(1,200)	(72)	(1,272)	(1,200)	(108)	(1,308)
Consolidated obligations -
Discount notes	(19,057)	1	(19,056)	(11,166)	-	(11,166)
Bonds	(62,642)	(1,322)	(63,964)	(67,727)	12	(67,715)
Accrued interest payable	(605)	-	(605)	(690)	-	(690)
Mandatorily redeemable capital stock	(22)	-	(22)	(14)	-	(14)
Derivative liabilities	(231)	-	(231)	(195)	-	(195)
Subordinated notes	(1,000)	(75)	(1,075)	(1,000)	(29)	(1,029)

Total Financial Liabilities	$(85,913)	$(1,468)	$(87,381)	$(83,485)	$(125)	$(83,610)

Commitments [1]	$-	$-	$-	$-	$-	$-

[1]	Carrying value of commitments on our statements of condition and their related fair market values were less than $1 million at December 31, 2007 and 2006.

Note 25 – Commitments and Contingencies

Our commitments as of the dates indicated were as follows:

December 31,	2007	2006
Consolidated obligation bonds traded, but not settled	$400	$407
Standby letters of credit	501	553
Standby bond purchase agreements	250	261
Delivery Commitments for MPF Loans	80	69
Unconditional software license renewal fees	4	5

Consolidated obligations are recorded on a settlement date basis. We track, but do not record as a liability, consolidated obligations traded, but not yet settled. Once settled, we record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. See Note 14 – Consolidated Obligations.

No liability has been recorded for the joint and several obligations related to the other FHLBs’ share of the consolidated obligations. Specifically, we consider the joint and several liability as a related party guarantee meeting the scope exception for initial recognition and initial measurement of the liability of the guarantor’s obligations pursuant to FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Guarantees of Indebtedness of Others” (“FIN 45”). Accordingly, we do not recognize an initial liability for our joint and several liabilities at fair value under FIN 45. Further, we have not recognized a liability under SFAS 5, “Accounting for Contingencies,” for our joint and several obligations related to other FHLBs’ consolidated obligations at December 31, 2007 and 2006. Specifically, no liability has been recorded for the joint and several obligations related to the other 11 FHLBs’ share of the consolidated obligations due to the high credit quality of every other FHLB. In particular, management has concluded that the probability that an FHLB would be unable to repay its consolidated obligations is remote.

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

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, agree to purchase, at the request of the applicable authority, and hold the authority’s bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. The longest of these bond purchase commitments expire no later than 2014, though some are renewable at our option. Total commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $214 million and $224 million and for the Illinois Housing Development Authority were $36 million and $37 million at December 31, 2007 and 2006. During 2007 and 2006, we were not required to purchase any bonds under these agreements.

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

We enter into bilateral collateral agreements and execute derivatives with major banks and broker-dealers. As of December 31, 2007, we had pledged securities as collateral with a carrying value of $160 million to our derivative counterparties, which they can sell or repledge.

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on us. Lease agreements for services and equipment are of immaterial amounts.

We charged to operating expenses net rental costs of $4 million for each of the years ending December 31, 2007, 2006 and 2005. Future minimum rentals at December 31, 2007, were as follows:

For the years ending December 31,	Lease Commitments
2008	$5
2009	5
2010	5
2011	3
2012	-
Thereafter	-

Total lease commitments	$18

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Note 26 – Transactions with Related Parties and Other FHLBs

Related Parties – We are a member-owned cooperative. We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock. During 2007, the majority of our directors were elected by our members. We conduct our advances and the MPF Program almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve on our Board of Directors. We extend credit to members whose officers or directors may serve as our directors on market terms that are no more favorable to them than the terms of comparable transactions with other members. In

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

addition, we may purchase short-term investments, Federal Funds, and MBS from members (or affiliates of members). All investments are market rate transactions and all MBS are purchased through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates.

Members – The following table summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated:

December 31,	2007	2006
Assets-
Federal Funds sold	$-	$465
Advances	1,113	5,198
Interest receivable – advances	4	18
Derivative assets	-	8

Liabilities-
Deposits	$247	$29
Derivative liabilities	1	-

Other FHLBs – The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

December 31,	2007	2006
Assets-
Investments securities - Trading	$25	$25
Accounts receivable	1	2

Liabilities-
Deposits	$9	$11

Trading securities consisted of consolidated obligations of other FHLBs which were purchased from 1995 to 1997. As of December 31, 2007 and 2006, the FHLB of Dallas was the primary obligor for $19 million for each year and the FHLB of San Francisco was the primary obligor for $6 million for each year. The respective changes in fair value are recorded as non-interest income in trading securities on the statements of income and within operating activities as a net (increase) decrease on trading securities in our statements of cash flows.

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

The following table summarizes transactions we had with other FHLBs as reported in the statements of income:

For the years ended December 31,	2007	2006	2005
Income – MPF Program transaction service fees	$5	$4	$3
Gain on extinguishment of debt transferred to other FHLBs	-	5	7

As the MPF Provider, we record transaction service fees for services provided to other FHLBs in the MPF Program. The first year in which we recorded such fees was 2004. Prior to 2004 we incurred these costs to promote the MPF Program. Transaction service fees are recorded in other, net on our statements of income.

We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. See Note 14 Consolidated Obligations for more information.

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows:

At December 31,	2007	2006	2005
Investing Activities
Purchase of MPF Loan participations from other FHLBs	$90	$332	$2,094

Financing Activities
Net change in deposits	$(2)	$(1)	$(1)
Transfer of consolidated obligation bonds to other FHLBs	(85)	(667)	(1,118)
Transfer of consolidated obligation bonds from other FHLBs	-	562	81

MPF Loan participation interests purchased are recorded as investing activities in our statements of cash flows in MPF Loans – purchases (from other FHLBs). During the fourth quarter of 2007, we completed the purchase of participations from other FHLBs under existing master commitments and are no longer purchasing participation interests.

We did not sell any MPF Loan participation interests to other FHLBs in the three years ended December 31, 2007.