Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Chicago
filed 2008-05-07
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

There were 27,178,062 shares of registrant’s capital stock outstanding as of April 30, 2008.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$19	$17
Federal Funds sold	6,899	10,286
Investment securities -
Trading ($785 and $750 pledged)	897	863
Available-for-sale ($138 and $559 pledged)	437	941
Held-to-maturity [1] ($702 and $160 pledged)	11,612	11,481
Advances	32,662	30,221
MPF Loans held in portfolio, net of allowance for loan losses ($2 and $2)	34,508	34,623
Accrued interest receivable	348	364
Derivative assets	89	111
Software and equipment, net	37	40
Other assets	88	80

Total Assets	$87,596	$89,027

Liabilities and Capital
Liabilities
Deposits -
Interest bearing ($8 and $9 from other FHLBs)	$1,119	$963
Non-interest bearing	185	126

Total deposits	1,304	1,089

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	14,578	19,057
Bonds	64,567	62,642

Total consolidated obligations, net	79,145	81,699

Accrued interest payable	795	605
Mandatorily redeemable capital stock	176	22
Derivative liabilities	377	232
Affordable Housing Program assessment payable	40	45
Resolution Funding Corporation assessment payable	-	10
Other liabilities	655	56
Subordinated notes	1,000	1,000

Total Liabilities	84,692	85,958

Commitments and contingencies (Note 14)

Capital
Capital stock - putable ($100 par value per share) issued and outstanding shares - 25 million and 27 million shares	2,525	2,661
Retained earnings	581	659
Accumulated other comprehensive income (loss)	(202)	(251)

Total Capital	2,904	3,069

Total Liabilities and Capital	$87,596	$89,027

[1]	Fair values: $11,377 and $11,510 at March 31, 2008 and December 31, 2007.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Income (unaudited)

(Dollars in millions)

	Three months ended March 31,
	2008	2007 Restated
Interest income	$998	$1,112
Interest expense	967	1,039

Net interest income before provision for credit losses	31	73
Provision for credit losses	-	-

Net interest income	31	73

Non-interest income (loss) -
Trading securities	15	2
Realized loss on held-to-maturity securities	(33)	-
Derivatives and hedging activities	(62)	(13)
Other	2	1

Total non-interest income (loss)	(78)	(10)

Non-interest expense -
Compensation and benefits	16	18
Amortization and depreciation of software and equipment	5	5
Finance Board and Office of Finance expenses	1	1
Other expense	9	5

Total non-interest expense	31	29

Income (Loss) before assessments	(78)	34

Assessments -
Affordable Housing Program	-	2
Resolution Funding Corporation	-	7

Total assessments	-	9

Net Income (Loss)	$(78)	$25

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Capital (unaudited)

(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value
Balance, December 31, 2006	26	$2,587	$619	$(110)	$3,096

Comprehensive income -
Net income			25		25
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				3	3
Net unrealized gain (loss) on hedging activities				1	1

Total other comprehensive income (loss)				4	4

Total comprehensive income (loss)			25	4	29
Proceeds from issuance of capital stock	-	6			6
Reclassification of capital stock to mandatorily redeemable	-	(2)			(2)
Cash dividends on capital stock (3.10% - annualized rate)			(21)		(21)

Balance, March 31, 2007 (Restated)	26	$2,591	$623	$(106)	$3,108

Balance, December 31, 2007	27	$2,661	$659	$(251)	$3,069
Comprehensive income -
Net income (loss)			(78)		(78)
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(57)	(57)
Amortization / impairment loss recognized into income on held-to-maturity securities transferred from available-for-sale				20	20
Net unrealized gain (loss) on hedging activities				86	86

Total other comprehensive income (loss)				49	49

Total comprehensive income (loss)			(78)	49	(29)
Proceeds from issuance of capital stock	-	24			24
Reclassification of capital stock to mandatorily redeemable	(2)	(160)			(160)

Balance, March 31, 2008	25	$2,525	$581	$(202)	$2,904

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Cash Flows (unaudited)

(Dollars in millions)

	Three months ended March 31,	2008	2007 Restated
Operating	Net income (loss)	$(78)	$25
Activities	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
	Amortization and depreciation	15	20
	Change in net fair value adjustment on trading securities and derivatives and hedging activities	107	(36)
	Realized loss on held-to-maturity securities	33	-
	Other adjustments	-	(1)
	Net change in -
	Accrued interest receivable	26	22
	Other assets	(6)	(11)
	Accrued interest payable	190	156
	Other liabilities	(26)	(13)

	Total adjustments	339	137

	Net cash provided by (used in) operating activities	261	162

Investing Activities	Net change in Federal Funds sold	3,387	(5,195)
	Net change in advances	(2,212)	1,895
	MPF Loans -
	Purchases, incl. $(9) and $(21) from other FHLBs	(1,198)	(319)
	Payments	1,434	1,245
	Trading securities -
	Purchases	(20)	(263)
	Proceeds from maturities and paydowns	2	107
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net [1]	1,409	821
	Purchases	(1,114)	(3)
	Proceeds from maturities	176	467
	Available-for-sale securities -
	Purchases	-	(110)
	Proceeds from maturities and sales	436	354
	Proceeds from sale of foreclosed assets	7	15
	Capital expenditures for software and equipment	(1)	(3)

	Net cash provided by (used in) investing activities	2,306	(989)

Financing	Net change in deposits, incl. $(1) and $0 from other FHLBs	214	(116)
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	371,185	234,196
	Bonds	12,144	3,560
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(375,635)	(232,044)
	Bonds	(10,491)	(4,751)
	Proceeds from issuance of capital stock	24	6
	Redemptions of mandatorily redeemable capital stock	(6)	(2)
	Cash dividends paid	-	(21)

	Net cash provided by (used in) financing activities	(2,565)	828

	Net increase (decrease) in cash and due from banks	2	1
	Cash and due from banks at beginning of year	17	23

	Cash and due from banks at end of period	$19	$24

Supplemental	Interest paid	$783	$885
Disclosures	Affordable Housing Program assessments paid	5	4
	Resolution Funding Corporation assessments paid	10	8
	Capital stock reclassed to mandatorily redeemable capital stock	160	2
	Transfer of MPF Loans to real estate owned	14	15
[1]	Short-term held-to-maturity securities consist of commercial paper that has a maturity of less than 90 days when purchased.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Restatement

In the third quarter of 2007, we identified an accounting error related to certain FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) long-haul fair value hedge relationships of advances and consolidated obligations that were hedged at values other than par at hedge inception. The effect of the error is not material to any previously issued financial statements, however, had we corrected the effect of the error through a cumulative effect adjustment in the third quarter of 2007, such adjustment would have been material to the three and nine months ended September 30, 2007. Consequently, we were required under generally accepted accounting principles to correct the effect of this error by restating our previously issued quarterly financial statements presented herein, even though the impact of the error is not material to any of the quarters.

The accounting error related to certain SFAS 133 long-haul fair value hedging relationships. Our policies for measuring and amortizing the basis adjustments arising from benchmark interest rate hedges isolate the changes in value attributable to interest rates and amortize those amounts over their estimated or contractual life, as appropriate. Certain hedge relationships were designated when the consolidated obligation or advance had an initial present value calculated using benchmark rates that differed from par. Our original calculations of the changes in the fair value of the hedge item due to changes in the benchmark rate and the amortization of the cumulative basis adjustments did not account for adjustments to isolate the change in the value due to changes in the hedged risk and amortize the appropriate amounts in each period consistent with our policy. The restatement corrects the calculations and reports the basis adjustments and related amortization in the appropriate periods consistent with our policy.

The following table highlights the financial statement effects related to making the above corrections for the three months ended March 31, 2007:

Statements of Income:	Three months ended March 31, 2007
	Previously Reported	As Restated
Interest expense - Consolidated obligation bonds	$824	$822
Net income	23	25

In addition, we also corrected another immaterial error that had been previously recorded on a cumulative basis by reversing and recording it in the correct period. In the second quarter 2007, we had recognized a $2 million gain as a component of derivatives and hedging activities as a result of a correction of an error related to a SFAS 133 hedging adjustment of an underlying consolidated obligation bond. We will correct our previously issued second quarter interim 2007 financial statements in connection with the issuance of our second quarter interim 2008 financial statements.

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

On April 23, 2008, we announced that we will no longer purchase mortgage loans from PFIs under the MPF Program after July 31, 2008. Refer to Note 3 – Business Developments for further details.

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

In the first quarter of 2008, we began reporting on an enterprise-wide basis rather than providing separate segment information for Traditional Member Finance and Mortgage Partnership Finance activities. Specifically, we switched to managing our business on an enterprise-wide basis as a result of a shift in focus to provide liquidity to our members through advances in response to the C&D Order issued October 10, 2007. In particular, the impact of the C&D Order would limit the future growth and viability of the MPF Program on our balance sheet as we seek to stabilize our capital base through the conversion to a new capital plan under the GLB Act and reduce our voluntary capital stock currently supporting the MPF Program. As a result of the C&D Order, and a reorganization of our internal structure for decision making purposes, financial segment results are not distributed or discussed separately to the Bank’s Board of Directors, the Bank President, or Executive Management, all of which are considered chief operating decision makers. Our chief operating decision makers determined to make the change effective January 1, 2008 since the decision to shift our focus to providing liquidity through advances was consistent with both our standalone and potential merger plans. Consistent with this fundamental switch in focus to our role as a provider of liquidity through advances, we discontinued our external reporting of segment information beginning with the first quarter of 2008.

As a result of this decision, management no longer manages the business using separate operating segments. We now combine the operating results of the former MPF segment with former Traditional Member Finance segment for internal reporting purposes and view the Bank as one business for decision-making purposes. Accordingly, the note containing segment information previously disclosed has been removed from these condensed notes to our interim financial statements.

Note 3 – Business Developments

On April 7, 2008, we announced the termination of our merger discussions with the Federal Home Loan Bank of Dallas.

On April 23, 2008, we announced that we will no longer purchase mortgage loans from PFIs under the MPF Program after July 31, 2008. We will continue to provide programmatic and operational support in our role as MPF Provider for mortgage loans already purchased from our members and for the FHLBs participating in the

MPF Program. The other FHLBs participating in the MPF Program continue to have the ability to purchase and fund loans through the MPF infrastructure.

On April 24, 2008, we received a letter from the Director of the Office of Supervision of the Finance Board (“OS Director”) denying our request to redeem capital stock totaling $8 million in connection with seven membership withdrawals or other terminations.

On April 25, 2008, we submitted a revised capital plan to the Finance Board in response to comments we received from the Finance Board staff on April 18, 2008. On May 5, 2008, we received comments from the Finance Board staff to our latest submission and are in the process of responding to those comments.

Effective May 5, 2008, the Executive and Governance Committee of our Board of Directors has appointed Matthew R. Feldman to the position of President and Chief Executive Officer.

Accounting and Reporting Developments

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which established a common framework for measuring fair value under GAAP and expanded fair value measurement disclosures. Under SFAS 157:

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

•

A three-level fair value hierarchy is established to prioritize the inputs used in valuation techniques between (1) Level 1 - observable inputs that reflect quoted prices in active markets, (2) Level 2 - inputs other than quoted prices with observable market data, and (3) Level 3 - unobservable data (e.g. a company’s own data).

•

Disclosures are expanded to detail (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings.

We adopted SFAS 157 effective January 1, 2008, except for certain nonfinancial assets and nonfinancial liabilities for which the FASB delayed application of SFAS 157 until January 1, 2009. Pursuant to FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No.157 issued February 12, 2008, we have delayed the effective date of SFAS 157 for non-financial

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

assets and non-financial liabilities, and specifically to our real estate owned assets. There was no other initial effect of adoption on our financial statements. See Note 13 –Fair Value Measurements for further details.

SFAS 159 – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently (for example, fair value versus amortized cost) without having to apply complex hedge accounting provisions. The fair value option may be applied, with few exceptions, on an instrument-by-instrument basis. Electing the fair value option for a financial asset or financial liability means that changes in fair value will be immediately recognized in our statements of income. The election to fair value is irrevocable unless a new election date occurs.

We adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since we did not elect the fair value option for any existing asset or liability. Further, we did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through March 31, 2008.

FIN 39-1 - On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39. Under FSP FIN 39-1, we may elect to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or an obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value. The receivable or payable related to collateral may not be offset if the amount recognized does not represent or approximate fair value. We adopted FSP FIN 39-1 effective January 1, 2008.

Our current accounting policy is to offset derivative instruments of the same counterparty under a master netting arrangement. We have decided to continue this policy. We began offsetting cash collateral received from the same counterparty as a result of adopting this FSP on January 1, 2008. The effects will be recognized as a change in accounting principle through retrospective application for all financial statements presented. The effect at the time of adoption was to reclassify $67 million from interest bearing deposits crediting $66 million to derivative assets and $1 million to derivative liabilities for the year ended December 31, 2007.

DIG Issue E23 – On January 10, 2008, the FASB cleared guidance for SFAS 133 Implementation Issue No. E23 Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (“DIG Issue E23”). DIG Issue E23 clarifies that swaps that have a non-zero fair value at inception can qualify for the shortcut method provided the difference between the transaction price (zero) and the fair value is solely attributable to a bid-ask spread. Further, hedged items that have a settlement date subsequent to the swap trade can qualify for the shortcut method. DIG Issue E23 became effective January 1, 2008, and did not have an effect on our financial statements.

SFAS 161 – In March of 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”) which amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of:

•	How and why an entity uses derivative instruments;

•	How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and

•	How derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date is for fiscal and interim periods after November 15, 2008 with earlier adoption encouraged. Disclosures will not be required retrospectively to prior reporting periods. We have elected to adopt SFAS 161 effective January 1, 2009. We have not yet determined the effect that the adoption of SFAS 161 will have on our financial statements.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

Three months ended March 31,	2008	2007 Restated
Interest Income -
Federal Funds sold	$67	$120
Investment securities -
Trading	11	8
Available-for-sale	6	39
Held-to-maturity	147	157
Advances	338	313

MPF Loans held in portfolio	438	485
Less: Credit enhancement fees paid	(9)	(10)

MPF Loans held in portfolio, net	429	475

Total interest income	998	1,112

Interest Expense -
Deposits	9	16
Securities sold under agreements to repurchase	19	24
Consolidated obligations-
Discount notes	137	163
Bonds	788	822

Total consolidated obligations	925	985

Mandatorily redeemable capital stock	-	-
Subordinated notes	14	14

Total interest expense	967	1,039

Net interest income before provision for credit losses	31	73
Provision for credit losses	-	-

Net interest income	$31	$73

Note 5 – Investment Securities

Securities issued by GSEs are not guaranteed by the United States government. For accounting policies concerning our investment securities see Note 7 on page F-11 in our 2007 Form 10-K.

The following table presents the fair value of trading securities, including Mortgage-Backed Securities (“MBS”) as of the dates indicated:

	March 31, 2008	December 31, 2007
Non-MBS:
Government-sponsored enterprises	$838	$802
Consolidated obligations of other FHLBs	25	25

Total non-MBS	863	827

MBS:
Government-sponsored enterprises	27	28
Government-guaranteed	5	5
Privately issued MBS	2	3

Total MBS	34	36

Total trading securities	$897	$863

Maturity Terms

The following table presents the amortized cost and fair value of available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities by contractual maturity as of March 31, 2008. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees.

	Available-For-Sale		Held-To-Maturity
March 31, 2008	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS Year of Maturity:
Due in one year or less	$-	$-	$355	$356
One year to five years	160	167	418	427
Five years to ten years	60	63	54	54
Due after ten years	-	-	54	54

Total non-MBS	220	230	881	891
MBS	288	207	10,731	10,486

Total	$508	$437	$11,612	$11,377

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of AFS and HTM securities as of the dates indicated.

	Available-For-Sale				Held-to-Maturity
March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Commercial paper	$-	$-	$-	$-	$200	$-	$-	$200
Government-sponsored enterprises	220	10	-	230	412	9	-	421
State or local housing agency obligations	-	-	-	-	53	-	-	53
Small Business Administration/ Small Business Investment Companies	-	-	-	-	216	1	-	217

Total non-MBS	220	10	-	230	881	10	-	891

MBS: Government-sponsored enterprises	59	-	-	59	5,993	99	(8)	6,084
Government-guaranteed	-	-	-	-	21	-	-	21
MPF Shared Funding	-	-	-	-	327	-	(6)	321
Privately issued	229	-	(81)	148	4,390	4	(334)	4,060

Total MBS	288	-	(81)	207	10,731	103	(348)	10,486

Total	$508	$10	$(81)	$437	$11,612	$113	$(348)	$11,377

December 31, 2007
Non-MBS:
Commercial paper	$-	$-	$-	$-	$1,172	$-	$-	$1,172
Government-sponsored enterprises	656	4	-	660	-	-	-	-
State or local housing agency obligations	-	-	-	-	56	-	-	56
Small Business Administration/ Small Business Investment Companies	-	-	-	-	508	3	-	511

Total non-MBS	656	4	-	660	1,736	3	-	1,739

MBS: Government-sponsored enterprises	60	-	(2)	58	4,846	50	(29)	4,867
Government-guaranteed	-	-	-	-	22	-	-	22
MPF Shared Funding	-	-	-	-	333	-	(9)	324
Privately issued	238	-	(15)	223	4,544	48	(34)	4,558

Total MBS	298	-	(17)	281	9,745	98	(72)	9,771

Total	$954	$4	$(17)	$941	$11,481	$101	$(72)	$11,510

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Realized and Unrealized Losses

We apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) as amended by FASB Staff Position 115-1 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments to determine whether our investment securities have incurred other-than-temporary impairment. We determine whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis (or sooner if a loss-triggering event occurs).

For an investment security acquired with a credit rating of AA or above that has not been previously written down for other-than-temporary impairment, we recognize other- than-temporary impairment if it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security and the fair value of the investment security has declined below its amortized cost. We also consider several qualitative factors when determining whether other-than-temporary impairment has occurred. These factors include, but are not limited to, the creditworthiness of the issuer and the underlying collateral, the length of time and extent that fair value has been less than amortized cost and our ability to hold the security until maturity or a period of time in order to allow for an anticipated recovery in fair value.

If we determine that other-than-temporary impairment exists, we account for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. Specifically, the investment security is written down to fair value which becomes its new cost basis, any deferred amounts related to such securities are written off, and a realized loss is recognized in non-interest income. A new accretable yield is calculated and amortized over the remaining life of the investment security in a prospective manner based on the amount and timing of future estimated cash flows.

In addition, if the investment security has a current credit rating below AA and it has been previously written down, we subsequently apply EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 requires recognition of other-than-temporary impairment if an adverse change in estimated cash flows has occurred and the fair value of the investment security has declined below its reference amount (the reference amount is defined as equal to the initial investment less cash received to date less other-than-temporary impairments recognized to date plus the yield accreted to date). EITF 99-20 also requires that any subsequent favorable or adverse change in estimated cash flows needs to be accounted for as a prospective yield adjustment to these securities.

Available-for-Sale

Our AFS portfolio at March 31, 2008 includes $148 million of AAA/Aaa rated private issue MBS of which three of these securities have been placed on negative watch. The underlying mortgages collateralizing these securities are considered non-traditional. As of March 31, 2008, this portfolio has experienced a temporary decrease in market value of $81 million due to interest rate volatility and credit deterioration in the U.S. mortgage markets. There were five securities that had fair values ranging from 64% to 65% of their amortized cost basis of which one these securities had an unrealized loss of $9 million that was aged greater than 12 months.

We performed an impairment analysis of this portfolio at March 31, 2008 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities. Based on this analysis, we do not believe any other-than-temporary impairment existed with respect to any of our AFS investment securities as of March 31, 2008. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to recovery in market value.

Held-to-Maturity

Our HTM portfolio had gross unrealized losses of $348 million at March 31, 2008. This amount does not include $138 million of unrealized losses on securities transferred from the AFS portfolio on December 27, 2007, because the transfer was recorded at fair value. Included in the $348 million of gross unrealized losses on HTM securities at March 31, 2008 was $14 million of unrealized losses that have existed for a period greater than 12 months. All HTM securities with unrealized losses greater than 12 months have market value at March 31, 2008 that is equal to or greater than 97% of their respective amortized cost bases while one security was 82% of amortized cost basis.

Our HTM portfolio at March 31, 2008 includes $4.4 billion of private issue MBS whereby the majority of underlying mortgages collateralizing the securities are considered sub-prime or non-traditional. This portfolio had gross unrealized losses of $334 million at March 31, 2008. We performed an impairment analysis of this portfolio at March 31, 2008 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities. Based on this analysis, we recognized an other-than-temporary impairment loss of $33 million related to four MBS. These securities had a total amortized cost of $108 million and fair value of $75 million at the time of impairment. These securities were subsequently downgraded in April, 2008 by S&P or Moody’s to BB/Ba2 or B/B2.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

One additional security which was reaffirmed by S&P in March 2008 at AA was downgraded to Ba2 by Moody’s in April, 2008. All other securities within this portfolio are rated BBB or higher at March 31, 2008.

The remainder of the HTM portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and a decrease in value due to interest rate volatility and credit deterioration in the U.S. mortgage markets. The overall decline in value of our HTM portfolio is considered temporary as we have the intent and ability to hold these investments to maturity and we expect to collect all contractual principal and interest.

Gains and Losses on Investment Securities

The net gain (loss) on trading securities for the periods indicated, were as follows:

Three months ended March 31,	2008	2007
Net realized gain (loss)	$-	$-
Net unrealized gain (loss)	15	2

Net gain (loss) on trading securities	$15	$2

We had no realized gains or losses from the sales of AFS securities for the first quarter of 2008 and less than $1 million gain for the first quarter of 2007.

Note 6 – Advances

For accounting policies concerning advances see Note 8 on page F-15 in our 2007 Form 10-K. At March 31, 2008 we had advances outstanding to members at interest rates ranging from 1.98% to 8.47%. The following table presents our advances by maturity or redemption terms:

Maturity or Redemption Terms

March 31, 2008	Amount	Weighted Average Interest Rate	Next Maturity or Put Date
Due in one year or less	$9,242	3.51%	$14,025
One to two years	7,200	3.97%	7,454
Two to three years	3,519	3.82%	2,919
Three to four years	2,673	4.37%	2,972
Four to five years	1,669	4.14%	1,087
Thereafter	7,954	3.64%	3,800

Total par value	32,257	3.78%	$32,257

SFAS 133 hedging adjustments	405

Total advances	$32,662

Some of our advances are concentrated with commercial banks and thrift members that individually borrowed 10% or more of our total advances. At both March 31, 2008 and December 31, 2007 we had advances of $4.1 billion outstanding to LaSalle Bank, N.A., a subsidiary of Bank of America Corporation, which represented 13% and 14% of total advances outstanding. No other member had more than 10%. We held sufficient collateral to cover the par value of these advances and do not expect to incur any credit losses.

Note 7 – MPF Loans Held in Portfolio

We invest in fixed-rate mortgage loans through the MPF Program, a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from, or through, PFIs and purchased participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”). We classify such loans as held-for-investment because we have the intent and ability to hold such loans to maturity. On April 23, 2008, we announced that we will no longer purchase mortgage loans from PFIs under the MPF Program after July 31, 2008. For accounting policies concerning MPF Loans held in portfolio see Note 9 on page F-16 in our 2007 Form 10-K.

The following table summarizes MPF Loan information as of the dates indicated:

	March 31, 2008	December 31, 2007
MPF Loans - single-family
Medium term: [1]
Conventional	$10,796	$10,941
Government [3]	261	274

Total medium term	11,057	11,215

Long term: [2]
Conventional	18,887	18,875
Government [3]	4,179	4,277

Total long term	23,066	23,152

Total par value	34,123	34,367
Agent fees, premium (discount)	172	177
Loan commitment basis adjustment	(15)	(12)
SFAS 133 hedging adjustments	229	92
Receivable from future performance credit enhancement fees	1	1
Allowance for loan loss	(2)	(2)

Total MPF Loans held in portfolio, net	$34,508	$34,623

[1]	The original term to maturity is 15 years or less.
[2]	The original term to maturity is greater than 15 years.
[3]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

MPF Loans are placed on non-performing (non-accrual) status when it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection. We do not place MPF Loans on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

enhancement protections. At both March 31, 2008 and December 31, 2007, we had $12 million of MPF Loans on non-performing status.

MPF Loans that are on non-performing status and that are viewed as collateral dependent loans are considered impaired. MPF Loans are viewed as collateral dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment. We had impaired MPF Loans of $8 million and $7 million at March 31, 2008 and December 31, 2007. We had no allowance for losses allocated to these loans at either date.

For the three months ended March 31, 2008 and March 31, 2007, the average balance of impaired MPF Loans was $8 million and $3 million. Interest income recognized on impaired MPF Loans was less than $1 million for both periods.

When assets have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures, MPF Loans are reclassified at fair value as real estate owned in other assets. We had $31 million and $29 million in MPF Loans classified as real estate owned in other assets, which had been foreclosed but not yet liquidated at March 31, 2008 and December 31, 2007. For further detail on MPF Loans classified as non-performing, impaired, or real estate owned see Note 9 on page F-16 in our 2007 Form 10-K.

Note 8 – Consolidated Obligations

For accounting policies, description of interest rate payment terms, and other additional information concerning consolidated obligations see Note 14 on page F-20 in our 2007 Form 10-K.

The following table presents interest rate payment terms for the types of consolidated obligation bonds for which we are the primary obligor as of the dates indicated.

	March 31, 2008	December 31, 2007
Consolidated obligation bonds:
Fixed-rate non-callable	$37,795	$37,875
Fixed-rate callable	24,413	23,485
Floating-rate	1,826	1,025
Zero coupon	1,500	1,500
Step-up	150	150
Inverse floating-rate	50	50

Total par value	65,734	64,085
Bond discounts, net	(1,231)	(1,256)
SFAS 133 hedging adjustments	64	(187)

Total consolidated obligation bonds	$64,567	$62,642

The following table summarizes our consolidated obligation discount notes outstanding as of the dates indicated. Discount notes have terms ranging from one day to one year in length.

	March 31, 2008	December 31, 2007
Par value outstanding	$14,598	$19,093
Carrying value outstanding	$14,578	$19,057
Weighted average rate at period-end	2.24%	3.75%
Daily average outstanding for the year	$16,055	$14,786
Weighted average rate for the year	3.41%	4.76%
Highest outstanding at any month-end	$17,703	$19,165

The following table summarizes consolidated obligation bonds for which we were the primary obligor by maturity or redemption terms at March 31, 2008:

Maturity or Redemption Terms

March 31, 2008	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$10,152	3.96%	$26,810
One to two years	10,459	4.34%	10,284
Two to three years	7,097	4.80%	7,327
Three to four years	3,744	5.11%	2,817
Four to five years	6,267	4.97%	4,427
More than five years	28,015	4.93%	14,069

Total par value	65,734	4.69%	$65,734

Bond discounts, net	(1,231)
SFAS 133 hedging adjustments	64

Total consolidated obligation bonds	$64,567

Note 9 – Subordinated Notes

Subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable. With respect to consolidated obligations for which we are jointly and severally liable, we may under certain circumstances, (1) have immediate payment obligations and (2) be designated as primary obligor. For further description of our subordinated notes see Note 15 on page F-22 in our 2007 Form 10-K.

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

Note 10 – Capital Stock and Mandatorily Redeemable Capital Stock

For accounting policies and other matters concerning capital stock and mandatorily redeemable capital stock, see Note 18 on page F-24 in our 2007 Form 10-K.

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings. No members had concentrations of capital stock greater than or equal to 10% of total capital stock at March 31, 2008 or December 31, 2007.

The regulatory capital ratio required by Finance Board regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0% provided that its non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts with members, certain MBS, and other investments specified by Finance Board regulation) after deducting the amount of deposits and capital are not greater than 11% of the FHLB’s total assets. If the non-mortgage asset ratio is greater than 11%, Finance Board regulations require a regulatory capital ratio of 4.76%.

The Consent Cease and Desist Order (“C&D Order”) we entered into with the Finance Board on October 10, 2007 includes an additional minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we continue to include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. Our non-mortgage assets on an average monthly basis were below 11% at both March 31, 2008 and December 31, 2007, thus we were subject to the 4.50% ratio at both dates.

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Regulatory Capital
	Requirement ineffect		Actual
	Ratio	Amount	Ratio	Amount
March 31, 2008	4.50%	$3,942	4.89%	$4,282
December 31, 2007	4.50%	$4,009	4.88%	$4,342

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At March 31, 2008 and December 31, 2007 we had an aggregate amount of $3.701 billion and $3.683 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

The following table summarizes the number of members for which we reclassified their stock as mandatorily redeemable capital stock (“MRCS”) and the number of former members for which we completed redemptions of their mandatorily redeemable capital stock during the periods indicated:

Three months ended March 31,	2008	2007
Number of members with MRCS, beginning of period	12	7
Withdrawal	2	1
Merger / other	6	4
Completed redemptions	(5)	(4)

Number of members, end of period	15	8

The following table presents MRCS activity and capital stock redemptions for the periods indicated:

Three months ended March 31,	2008	2007
Balance, beginning of period	$22	$14
Capital stock reclassified to MRCS due to-
Withdrawal	8	-
Merger / other	152	2

Total capital stock reclassified	160	2
Redemptions of MRCS	(6)	(2)

Balance, end of period	$176	$14

Under the terms of the C&D Order, any capital stock repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require approval of the OS Director. On April 24, 2008, we received a letter from the OS Director denying our request to redeem capital stock totaling $8 million in connection with seven membership withdrawals or other terminations. We do not believe this denial affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this denial delays the timing of an eventual mandatory redemption.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated Other Comprehensive Income (“OCI”) (loss) for the periods indicated:

	Accumulated OCI (loss)
	AFS	HTM [1]	Cash flow hedges	Employee retirement plans	Total
Balance, December 31, 2006	$(8)	$-	$(99)	$(3)	$(110)
Net unrealized gain (loss)	3	-	1	-	4
Recognized into net income	-	-	-	-	-

Net change	3	-	1	-	4

Balance, March 31, 2007	$(5)	$-	$(98)	$(3)	$(106)

Balance, December 31, 2007	$(13)	$(138)	$(98)	$(2)	$(251)
Net unrealized gain (loss)	(57)	-	78	-	21
Recognized into net income (loss)	-	20	8	-	28

Net change	(57)	20	86	-	49

Balance, March 31, 2008	$(70)	$(118)	$(12)	$(2)	$(202)

[1]

On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from the AFS portfolio to the HTM portfolio. The $138 million unrealized loss reported in accumulated OCI will amortize over the remaining life of the securities as a yield adjustment. Amortization of the unrealized loss from OCI will be offset by the interest income accretion related to the discount on the transferred securities. However, if any security transferred becomes other than temporarily impaired, its related unrealized loss amount in accumulated OCI would be immediately recognized as an impairment loss. In the first quarter of 2008, we realized $13 million of this amount as part of the total $33 million other-than-temporary impairment charge. See Realized Loss on Other-Than-Temporary-Impairment Securities in Note 5 for details.

Note 12 – Derivatives and Hedging Activities

For accounting policies concerning derivatives and hedging activities see Note 22 on page F-31 in our 2007 Form 10-K.

We recorded a net gain (loss) on derivatives and hedging activities in non-interest income for the periods indicated as follows:

Three months ended March 31,	2008	2007
Fair value hedge ineffectiveness	$(20)	$(9)
Gain (loss) on economic hedges	(42)	(4)
Cash flow hedge ineffectiveness	-	-

Net gain (loss) on derivatives and hedging activities	$(62)	$(13)

Over the next 12 months it is expected that $25 million recorded in OCI on March 31, 2008, will be recognized as a reduction to net interest income. The maximum length of time over which we are hedging our exposure to variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is five years.

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at the dates indicated:

	March 31, 2008		December 31, 2007 [1]
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps:
Fair value	$23,059	$(364)	$29,307	$(270)
Cash flow	-	-	410	(7)
Economic	1,214	(36)	1,495	(30)

Total	24,273	(400)	31,212	(307)

Interest rate swaptions:
Fair value	5,552	127	4,113	70
Economic	12,220	10	4,970	36

Total	17,772	137	9,083	106

Interest rate caps/floors:
Cash flow	2,975	223	3,375	161
Economic	33	-	8	-

Total	3,008	223	3,383	161

Interest rate futures/TBAs:
Fair value	3,631	1	1,216	(3)
Economic	192	1	-	-

Total	3,823	2	1,216	(3)

Delivery commitments of MPF Loans:
Economic	224	-	54	1

Total	$49,100	(38)	$44,948	(42)

Accrued interest, net at period end		(10)		(12)
Cash Collateral		(240)		(67)

Net derivative balance		$(288)		$(121)

Derivative assets		$89		$111
Derivative liabilities		(377)		(232)

Net derivative balance		$(288)		$(121)

[1]

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for details.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivatives

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged. At March 31, 2008 and December 31, 2007, our maximum credit risk as defined above was $89 million and $111 million.

Note 13 – Fair Value Measurements

As discussed in Note 3 - Accounting and Reporting Developments, we adopted SFAS 157 and SFAS 159 on January 1, 2008. In regards, to SFAS 159, there was no initial effect of adoption since we did not elect the fair value option for any existing asset or liability. Further, we did not elect the fair value option for any financial assets originated or purchased and liabilities issued through March 31, 2008.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Since fair value is a market-based measurement, the price used to measure fair value is an exit price considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors (e.g. the transaction is between related parties) specific to the transaction and the asset or liability.

Fair value measurement subsequent to initial recognition of the asset or liability assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The principal market is the market in which we would sell the asset or transfer the liability with the greatest volume and level of activity for that asset or liability to a qualifying market participant. The most advantageous market is the market in which we would sell the asset or transfer the liability at the price that maximizes the amount received for the asset or minimizes the amount that would be paid to transfer the liability, considering transaction costs in the respective market(s).

The principal (or most advantageous) market (and thus, market participants) is considered from our perspective. If there is a principal market for the asset or liability, the fair value measurement is the price in that market (whether that price is directly observable or otherwise determined using a valuation technique), even if the price in a different market is potentially more advantageous at the measurement date. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs.

Currently, we present investment securities classified as AFS and trading, and all derivatives, both assets and liabilities, in the statements of condition at fair value on a recurring basis. We also present our inverse floating rate consolidated obligation bond at fair value because its full fair value is being hedged by a derivative. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to the models. Outlined below is the application of the fair value hierarchy established by SFAS 157 to our financial assets and liabilities.

Level 1:

Our Level 1 financial assets and financial liabilities include certain derivative contracts that are traded in an active exchange market; for example: futures and TBA contracts (a contract for the purchase or sale of an MBS to be delivered at an agreed-upon future date but does not include a specified pool number and number of pools or precise amount to be delivered).

Level 2:

Our Level 2 category generally includes certain debt instruments issued by U.S. government-sponsored enterprises and certain mortgage-backed debt securities issued by government-sponsored enterprises that trade in liquid over-the-counter markets.

Level 3:

At January 1, 2008, our Level 3 category included certain privately issued MBS investments held in our AFS portfolio that are backed by non-traditional mortgage loans and inverse floating rate consolidated obligation bond along with the derivative hedging that bond. Our Level 3 instruments represent 12% of our total assets carried at fair value. There were no transfers in or out of the Level 3 category during three months ended March 31, 2008.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Methodology

Described below is our fair value measurement methodologies for assets and liabilities measured or disclosed at fair value. Such methodologies were applied to all of the assets and liabilities carried or disclosed at fair value.

Investment Securities - Fair values of our investment securities that are actively traded by market participants in the secondary market are determined based on market-based prices. Our principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. We have evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. Further, we have developed an internal, independent price verification function that reviews valuations used for financial reporting.

Derivatives - Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point.

Consolidated Obligation Bond - We use an internal valuation model to arrive at the fair value of our inverse floating rate consolidated obligation bond. Its fair value is determined based on the income approach. The income approach uses valuation techniques to convert future amounts to a single present value discounted amount. The measurement is based on the value indicated by current market expectation about those future amounts. In this regard, our internal model discounts anticipated cash flows using the appropriate independent market rate based on the underlying terms of the consolidated obligation bond.

The following table presents financial assets and financial liabilities measured at fair value on a recurring basis:

As of March 31, 2008	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets:
Trading securities	$-	$897	$-	$-	$897
AFS	-	289	148	-	437
Derivative assets	2	299	26	(238)	89

Total assets at fair value	$2	$1,485	$174	$(238)	$1,423

Liabilities:
Consolidated obligation bonds	$-	$-	$75	$-	$75
Derivative Liabilities	-	374	-	3	377

Total liabilities at fair value	$-	$374	$75	$3	$452

[1]

Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents a reconciliation of certain privately issued MBS classified as AFS that are measured at fair value on the statements of condition using Level 3 inputs for the three months ended March 31, 2008:

	AFS securities	Derivative assets	Consolidated- obligation bonds
Beginning Balance, December 31, 2007	$222	$20	$69
Effect of SFAS 157 and 159 adoption	-	-	-

Adjusted Balance	222	20	69
Total gains (losses) realized and unrealized:
Included in net gains (losses) on changes in fair value	-	6	(6)
Included in OCI	(74)	-	-
Purchases, sales, issuances and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-

Ending Balance at March 31, 2008	$148	$26	$75

Total amount of gains (losses) recognized in net income (loss) for the period	$-	$6	$(6)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment). The following table presents these investment securities by level within the SFAS 157 valuation hierarchy (as described above) as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the quarter ended March 31, 2008.

Description	Level 1	Level 2	Level 3	Total
Assets:
HTM Securities	$-	$-	$75	$75

Total non-recurring assets at fair value	$-	$-	$75	$75

Nonrecurring fair value changes

The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the statements of income for the three month ended March 31, 2008, related to financial instruments held at March 31, 2008.

Three months ended March 31, 2008	2008
HTM Securities	$(33)

Total non-recurring fair value gains (losses)	$(33)

In accordance with the provisions of SFAS 115 as amended by FSP 115-1, held-to-maturity securities with a carrying amount of $108 million were written down to their fair value of $75 million, resulting in an other-than-temporary impairment charge of $33 million, which was included in other non-interest income for the quarter.

Our principal markets for these securities are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying values and estimated fair values of our financial instruments at March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008			December 31, 2007 [1]
	Carrying Value	Unrecognized Gain or (Loss)	Fair Value	Carrying Value	Unrecognized Gain or (Loss)	Fair Value
Financial Assets
Cash and due from banks	$19	$-	$19	$17	$-	$17
Federal Funds sold and securities purchased under agreements to resell	6,899	-	6,899	10,286	-	10,286
Trading securities	897	-	897	863	-	863
Available-for-sale securities	437	-	437	941	-	941
Held-to-maturity securities	11,612	(235)	11,377	11,481	29	11,510
Advances	32,662	280	32,942	30,221	160	30,381
MPF Loans held in portfolio, net	34,508	(124)	34,384	34,623	(387)	34,236
Accrued interest receivable	348	-	348	364	-	364
Derivative assets	89	-	89	111	-	111

Total Financial Assets	$87,471	$(79)	$87,392	$88,907	$(198)	$88,709

Financial Liabilities
Deposits	$(1,304)	$-	$(1,304)	$(1,089)	$-	$(1,089)
Securities sold under agreements to repurchase	(1,200)	(55)	(1,255)	(1,200)	(72)	(1,272)
Consolidated obligations -
Discount notes	(14,578)	(2)	(14,580)	(19,057)	1	(19,056)
Bonds [2]	(64,567)	(2,187)	(66,754)	(62,642)	(1,322)	(63,964)
Accrued interest payable	(795)	-	(795)	(605)	-	(605)
Mandatorily redeemable capital stock	(176)	-	(176)	(22)	-	(22)
Derivative liabilities	(377)	-	(377)	(232)	-	(232)
Subordinated notes	(1,000)	(111)	(1,111)	(1,000)	(75)	(1,075)

Total Financial Liabilities	$(83,997)	$(2,355)	$(86,352)	$(85,847)	$(1,468)	$(87,315)

[1]

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for detail.

Determining the fair values of financial instruments require the use of judgment and there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification. Their values may change as economic and market factors change and as the evaluation of those factors change. Therefore, estimated fair values may not be necessarily indicative of the amounts that would be realized in current market transactions.

Note 14 – Commitments and Contingencies

For further details on commitments and contingencies see Note 25 on page F-39 in our 2007 Form 10-K.

Consolidated obligations are recorded on a settlement date basis. We record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of these consolidated obligations. For these issuances, we are designated the primary obligor. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. No liability has been recorded for the joint and several obligations related to other FHLBs’ primary obligation on consolidated obligations.

The par value of outstanding consolidated obligations for the FHLBs was $1.220 trillion and $1.190 trillion at March 31, 2008 and December 31, 2007. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board.

Our commitments at the dates shown were as follows:

	March 31, 2008	December 31, 2007
Consolidated obligation bonds traded, but not settled	$717	$400
Standby letters of credit	534	501
Standby bond purchase agreements	245	250
Delivery Commitments for MPF Loans	325	80
Unconditional software license renewal fees	4	4

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Note 15 – Transactions with Related Parties and Other FHLBs

Related Parties

We are a member-owned cooperative. We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock. All of our current directors were elected by members. We conduct advance and MPF Loan business almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve on our Board of Directors. We extend credit to members whose officers or directors may serve as our directors on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, Federal Funds, and MBS from members (or affiliates of members). All investments are market rate transactions and all MBS are purchased through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates.

Members

The table below summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated. Amounts in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership.

	March 31, 2008	December 31, 2007
Assets-
Advances	$923	$1,113
Interest receivable	4	4
Liabilities-
Deposits	$54	$247
Derivative liabilities	-	1

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition as of the dates indicated:

	March 31, 2008	December 31, 2007
Assets-
Investment securities-trading	$25	$25
Accounts receivable	2	1
Liabilities-
Deposits	$8	$9

Trading Securities consisted of consolidated obligations of the FHLB of Dallas and San Francisco of $19 million and $6 million at both March 31, 2008 and December 31, 2007.

The following tables summarize transactions we had with other FHLBs as reported in the statements of income for the periods indicated:

Three months ended March 31,	2008	2007
Othr Income - MPF Program transaction service fees	$1	$1

The following tables summarize transactions we had with other FHLBs as reported in the statements of cash flows for the periods indicated:

Three months ended March 31,	2008	2007
Investing activities
Purchase of MPF Loan participations from other FHLBs	$9	$21
Financing activities
Net change in deposits	$(1)	$-

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

For the three months ended	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007 Restated	March 31, 2007 Restated
Selected statements of income data
Interest income	$998	$1,100	$1,145	$1,122	$1,112
Net interest income	31	52	65	71	73
Non-interest income (loss)	(78)	17	(2)	(2)	(10)
Non-interest expense	31	39	31	32	29
Assessments	-	8	8	10	9
Net income (loss)	(78)	22	24	27	25

Selected ratios and data - annualized
Net income (loss) to average assets	-0.35%	0.10%	0.11%	0.12%	0.11%
Return on average equity	-10.36%	2.84%	3.08%	3.45%	3.25%
Total average equity to average assets	3.42%	3.54%	3.53%	3.58%	3.52%
Non-interest expense to average assets	0.14%	0.18%	0.14%	0.15%	0.13%
Interest spread between yields on interest- earning assets and interest-bearing liabilities	-0.01%	0.05%	0.11%	0.13%	0.16%
Net interest margin on interest-earning assets	0.14%	0.24%	0.30%	0.32%	0.34%
Dividends declared [1]	$-	$-	$19	$18	$21
Annualized dividend rate declared	0.00%	0.00%	2.80%	2.80%	3.10%
Dividend payout ratio [2]	0%	0%	79%	67%	84%

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for detail.

[1]	The Board of Directors did not declare a dividend based on the third and fourth quarter results of 2007. For further information, see Retained Earnings & Dividends on page 35.
[2]	The dividend payout ratio in this table equals the dividend declared in the quarter divided by net income for the same quarter.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007 Restated	March 31, 2007 Restated
Selected statements of condition data
Federal Funds sold	$6,899	$10,286	$14,927	$12,826	$11,665
Investment securities	12,946	13,285	14,247	15,532	14,171
Advances	32,662	30,221	24,531	23,836	24,313
MPF Loans held in portfolio, net of allowance for loan losses	34,508	34,623	35,123	35,963	37,023
Total assets	87,596	89,027	89,356	88,710	87,692
Total consolidated obligations, net [1]	79,145	81,699	82,053	81,483	79,902
Total liabilities	84,692	85,958	86,226	85,561	84,585
Total capital	2,904	3,069	3,130	3,149	3,107

Other selected data
Regulatory capital and
Designated Amount of subordinated notes	$4,282	$4,342	$4,309	$4,288	$4,227
Regulatory capital to assets ratio [2]	4.89%	4.88%	4.82%	4.83%	4.82%
All FHLBs consolidated obligations outstanding (par) [3]	$1,220,431	$1,189,706	$1,148,572	$970,857	$951,470
Number of members	831	841	851	852	854
Number of advance borrowers [4]	573	569	587	579	577
Headcount (full-time)	325	337	346	371	436
Headcount (part-time)	5	6	7	7	6
[1]	Total consolidated obligations, net, represents the consolidated obligations for which we are the primary obligor.
[2]	The regulatory capital to assets ratio is calculated as follows: regulatory capital plus the Designated Amount of subordinated notes divided by total assets.
[3]	We are jointly and severally liable for the consolidated obligations of the other FHLBs. See Note 8 to the financial statements – Consolidated Obligations.
[4]	Advance borrowers are members or former members that have an outstanding advance in the period.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Average Balances/Net Interest Margin/Rates

Three months ended March 31,	2008			2007			Increase / (Decrease) due to
	Average Balance	Interest	Yield / Rate	Average Balance	Interest Restated	Yield / Rate	Volume	Rate	Net Change
Assets
Federal Funds sold	$7,883	$67	3.40%	$9,118	$120	5.26%	$(16)	$(37)	$(53)
Investment securities [1]	12,640	164	5.19%	15,172	204	5.38%	(34)	(6)	(40)
Advances [1,3]	31,989	338	4.23%	25,272	313	4.95%	83	(58)	25
MPF Loans held in portfolio [1,2,4]	34,193	429	5.02%	37,223	475	5.10%	(39)	(7)	(46)

Total interest-earning assets	$86,705	$998	4.60%	$86,785	$1,112	5.13%	$(6)	$(108)	$(114)

Allowance for loan losses	(2)			(1)
Other assets	1,318			754

Total assets	$88,021			$87,538

Liabilities and Capital
Interest bearing deposits	$1,116	$9	3.23%	$1,217	$16	5.26%	$(1)	$(6)	$(7)
Securities sold under agreements to repurchase	1,200	19	6.33%	1,200	24	8.00%	—	(5)	(5)
Consolidated obligation discount notes [1,5]	16,055	137	3.41%	12,469	163	5.23%	47	(73)	(26)
Consolidated obligation bonds [1,6]	64,395	788	4.89%	67,700	822	4.86%	(40)	6	(34)
Mandatorily redeemable capital stock	109	—	0.00%	16	—	0.00%	—	—	—
Subordinated notes	1,000	14	5.60%	1,000	14	5.60%	—	—	—

Total interest-bearing liabilities	$83,875	$967	4.61%	$83,602	$1,039	4.97%	$6	$(78)	$(72)

Other liabilities	1,135			856
Total capital	3,011			3,080

Total liabilities and capital	$88,021			$87,538

Interest spread between yields on interest-earning assets and interest-bearing liabilities			-0.01%			0.16%

Net interest margin on interest-earning assets	$86,705	$31	0.14%	$86,785	$73	0.34%	$(12)	$(30)	$(42)

Average interest-earning assets to interest-bearing liabilities			103.37%			103.81%

In this analysis, the change due to the combined volume/rate variance has been allocated to rate.

[1]	Yields/Rates are based on average amortized cost balances including premiums and discounts.
[2]	Non-accrual loans are included in average balances used to determine the yield.
[3]	Interest income on advances includes amortization of SFAS 133 hedging adjustments of $3 million of expense and $8 million of income for the three months ended March 31, 2008 and 2007.
[4]

Interest income on MPF Loans includes amortization expense of net premiums of $11 million and amortization income of SFAS 133 hedging adjustments of $1 million for both the three months ended March 31, 2008 and 2007.

[5]

Interest expense on consolidated obligation discount notes includes amortization expense of SFAS 133 hedging adjustments of $6 million and $2 million for the three months ended March 31, 2008 and 2007.

[6]	Interest expense on consolidated obligation bonds includes amortization expense of SFAS 133 hedging adjustments of $11 million and $4 million for the three months ended March 31, 2008 and 2007.

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2007 Form 10-K on page 16. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Explanatory Note

In the third quarter of 2007, we identified an accounting error related to certain FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) long-haul fair value hedge relationships of advances and consolidated obligations that were hedged at values other than par at hedge inception. The effect of the error is not material to any previously issued financial statements, however, had we corrected the effect of the error through a cumulative effect adjustment in the third quarter of 2007, such adjustment would have been material to the three and nine months ended September 30, 2007. Consequently, we were required under generally accepted accounting principles to correct the effect of this error by restating our previously issued quarterly financial statements presented herein, even though the impact of the error is not material to any of the quarters.

For the second quarter 2007, we also corrected another immaterial error that had been previously recorded on a cumulative basis by reversing and recording it in the correct period. We had recognized a $2 million gain as a component of derivatives and hedging activities as a result of a correction of an error related to a SFAS 133 hedging adjustment of an underlying consolidated obligation bond.

See Note 1 to the financial statements – Restatement, for the impact on our previously reported results.

Executive Summary

Summary of Financial Results

Our first quarter 2008 financial results reflect the continuing effects of spread compression and the amortization of prior period hedging costs, as well as the effects of significant interest rate volatility and interest rate sensitivity in the quarter impacting hedging costs associated with our MPF Loan portfolio. In addition, credit deterioration in the U.S. mortgage markets negatively impacted the fair market

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

value of our MBS investment portfolio. We incurred a net loss of $78 million, which is primarily attributable to the following factors:

•

Net interest income decreased by 58% from $73 million to $31 million because of the narrowing of spreads between our assets and liabilities and an increase in amortization of prior period hedging costs.

•

Derivative and hedging costs (including the change in fair value of trading securities) were $47 million as we experienced significant interest rate volatility impacting the interest rate risk on our MPF Loan portfolio. These costs increased by $36 million from $11 million incurred for the first quarter of 2007.

•

We recognized a loss of $33 million due to an other-than-temporary impairment of certain private-issue MBS. These securities were rated “AAA” at purchase and are collateralized primarily by first lien mortgages to sub-prime borrowers.

The decrease in net interest income as compared to the first quarter of 2007 was principally due to the following factors: spread compression resulting from the higher costs of debt that replaced existing debt funding MPF Loans; amortization of prior period hedging costs; and greater costs associated with using more callable debt.

Our non-interest expenses increased by 7% from $29 million for the first quarter of 2007 to $31 million for the first quarter of 2008, as we incurred certain additional costs for partial lease termination charges and consulting fees. In addition we had fewer gains on the sale of real estate owned under the MPF Program to offset these expenses.

Member Products

During the first quarter of 2008, nearly three-quarters of our 831 members accessed liquidity through advances. Total advances at quarter-end were over $32 billion, up $2 billion from the preceding quarter and up $8 billion from the first quarter of last year. More than 70% of advances outstanding by remaining principal balance at quarter-end had terms greater than one year.

On April 23, 2008, we announced that we will no longer purchase MPF Loans after July 31, 2008. The MPF Program was originally implemented as an on-balance sheet concept with a vision to evolve the business to an off-balance sheet program. The size of our MPF assets is disproportionate relative to our overall balance sheet. Also, the process of funding 15 to 30 year fixed assets with voluntary capital stock and shorter-term consolidated obligations, in combination with hedging strategies, proved to be challenging and, ultimately, expensive, especially from a risk management standpoint. The expense of managing the risk of this portfolio has been exacerbated by hedging costs from prior periods that were deferred under SFAS 133 at the time such hedge relationships were de-designated. See Outlook on page 27 for a further discussion of potential impacts on future net income resulting from prior period hedging costs.

We will continue to provide programmatic and operational support in our role as MPF Provider for MPF Loans already purchased from our members and for the FHLBs participating in the MPF Program. The other FHLBs participating in the MPF Program continue to have the ability to fund and purchase loans through the MPF Program infrastructure.

We hope to develop an off-balance sheet alternative in the near term under which a third party investor would acquire new loans through the MPF Program infrastructure. However, there is no assurance that we will be able to successfully develop an off-balance sheet alternative nor can we predict the level of income that we may be able to generate under such an alternative. See “The adoption of new business strategies for the MPF Program may negatively impact our net income” on page 25 of our 2007 Form 10-K.

Regulatory Developments

At the request of the Finance Board, we entered into a Consent Cease and Desist Order with the Finance Board (“C&D Order”) on October 10, 2007. The C&D Order places several requirements on us, including maintenance of revised minimum regulatory capital requirements, prior Finance Board approval of capital stock repurchases and redemptions and dividend declarations, submission of a new capital plan, and submission of revised market risk management and hedging policies and procedures. See Consent Cease and Desist Order on page 15 of our 2007 Form 10-K.

On April 24, 2008, the OS Director denied our request to redeem the capital stock of seven members in connection with their membership withdrawal or termination. The total amount of capital stock requested for redemption was $8 million or 0.3% of our total regulatory capital stock outstanding as of March 31, 2008. We cannot predict when the Finance Board will permit us to resume capital stock repurchases or redemptions.

We intend to fully comply with the C&D Order and have already taken actions to meet many of the requirements as further described below. We remain in compliance with the minimum capital and leverage requirements contained in the C&D Order.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Capital Plan Conversion

On April 25, 2008, we submitted a revised capital plan to the Finance Board in response to comments we received from the Finance Board staff on April 18, 2008. On May 5, 2008, we received comments from the Finance Board staff to our latest submission and are in the process of responding to those comments. See Capital Resources on page 34 in this Form 10-Q. We expect to receive approval shortly from the Finance Board to move forward with a revised plan for the conversion of our capital stock to one or more classes of Class B capital stock with a five-year redemption period consistent with the requirements of the GLB Act. Once the plan is approved by the Finance Board, we will announce the terms of the plan.

Market Risk & Hedging Costs

We are responding to comments received from the Finance Board Office of Supervision on our initial submission of revised market risk management and hedging policies and procedures. We expect to submit these policy changes to the Office of Supervision before the end of May. We are working to develop strategies to reduce hedging costs while maintaining prudent risk management practices. See Market Risk Management on page 44 in this Form 10-Q.

Outlook

On April 7, 2008, we announced the termination of our merger discussions with the Federal Home Loan Bank of Dallas. At that time, we indicated our intention to develop a stand-alone business strategy for the Bank within 90 days, with the goals of improving profitability, maintaining and enhancing products and services, and satisfactorily addressing outstanding regulatory issues. The most important near-term components of our plan involve launching initiatives to implement a new capital plan to stabilize the capital base and to address our market risk management practices to improve long-term profitability. As discussed above, we expect to receive approval of our new capital plan from the Finance Board and hope to implement the plan in the third quarter of 2008.

At that time, we reported the resignation of the Bank’s former President & CEO, J. Mikesell Thomas, and the appointment of Matthew R. Feldman as Acting President. Effective May 5, 2008, the Executive and Governance Committee of our Board of Directors has appointed Matthew R. Feldman to the position of President and Chief Executive Officer.

While we believe that we will continue to experience losses in subsequent quarters, we believe that our net income will gradually improve with changes as a result of reduced amortization costs from prior hedging activities (as described in the next paragraph), a continued focus on reducing non-interest expense, and the purchase of additional agency MBS investments at higher spreads than our existing MPF Loan portfolio. We expect the outstanding principal balance of our MPF assets to contract by approximately 7% to 9% during 2008. We are evaluating additional strategies to improve our net interest margin and will report back to you when we have authorization from the Finance Board to proceed. We cannot ensure that these strategies will be effective, the length of time it will take to implement any strategies, or how long it may take to improve our earnings position if the strategies are effective.

A significant factor affecting our ability to generate earnings is the amount of deferred hedging costs included in other comprehensive income and other SFAS 133 hedging adjustments on MPF Loans and consolidated obligations that will amortize into earnings. Over the next three years, it is expected that $54 million, $46 million and $38 million in deferred hedging costs, totaling $138 million, will be recognized as a reduction to net interest income.

Although our investments in private issue MBS were rated “AAA” at the time of purchase, certain securities in our MBS portfolio have been downgraded due to credit deterioration of the underlying mortgages collateralizing the individual securities or because of rating actions on the financial guarantors. We believe that future write-downs of the MBS portfolio are possible, but cannot predict when or if such write-downs will occur or the size of any such write-downs if they do occur.

Based upon projected losses through at least 2008, we do not anticipate paying dividends at least through 2008 and we cannot predict when we may resume paying dividends.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

The following discussion should be read in conjunction with the Average Balances / Net Interest Margin / Rates table on page 24 of this Form 10-Q. Unless otherwise stated, all comparisons are for the first quarter of 2008 compared to the first quarter of 2007.

Three months ended March 31,	2008	2007 Restated	Change
Interest income	$998	$1,112	-10%
Interest expense	967	1,039	-7%
Provision for loan losses	-	-	-

Net interest income	31	73	-58%
Non-interest income (loss)	(78)	(10)	n/m
Non-interest expense	31	29	7%
Assessments	-	9	n/m

Net income (loss)	$(78)	$25	n/m

n/m = not meaningful

Selected Ratios - Annualized
Non-interest expense to average assets	0.14%	0.13%	0.01%
Interest spread between yields on interest-earning assets and liabilities	-0.01%	0.16%	-0.17%
Net interest margin on interest-earning assets	0.14%	0.34%	-0.20%
Return on average equity	-10.36%	3.25%	-13.61%

Net Interest Income

Net interest income is the difference between interest income that we receive from advances, MPF Loans, investment securities and other highly liquid short-term investments (such as Federal Funds sold), and our funding costs, which include consolidated obligations, subordinated notes, and other borrowings. The decrease in net interest income and 20 basis point decline in net interest margin on interest earning assets was principally due to the following factors:

•

Historically, we funded the MPF Loan portfolio with shorter term callable and non-callable consolidated obligations to help hedge against the prepayment risk of the underlying MPF Loans. During 2007, certain lower interest rate debt funding MPF Loans matured and was replaced by new non-callable and callable debt at significantly higher market interest rates and longer dated maturities, compressing spread and reducing our net interest income in the first quarter 2008.

•

Historically, we hedged a portion of our duration and convexity profile with interest rate swaps, swaptions, caps and other derivatives in SFAS 133 hedge relationships. As our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain SFAS 133 hedge relationships were de-designated. This has resulted in SFAS 133 hedging adjustments of consolidated obligations, MPF Loans and amounts in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments continued to negatively impact our net interest income in the first quarter of 2008. We amortized $19 million of expense in SFAS 133 hedging adjustments as a component of net interest income during the first quarter 2008, an increase of $22 million in expense compared to amortization of $3 million of income in the first quarter 2007.

•

Historically, we have hedged the duration and convexity risks of MPF Loans by using a combination of derivatives placed in either SFAS 133 hedge relationships or economic hedge relationships. The changes in fair value of the derivatives and hedged items are recognized in non-interest income. In addition, we have used callable consolidated obligations to economically hedge these risks. Because we can extinguish callable bonds at specified dates, the interest rates on callable bonds are higher than comparable non-callable bonds. During the first quarter 2008, we extinguished $7.1 billion of callable debt and replaced it with $8.7 billion of new callable debt issued at slightly higher market rates. The new callable debt has a longer term to maturity and is more sensitive to interest rate changes, allowing us to more effectively manage the interest rate sensitivity of the MPF Loan portfolio going forward while reducing our need to use stand-alone derivatives to manage this risk.

•

Advances outstanding increased significantly in the first quarter 2008 compared to the first quarter 2007 primarily due to increased borrowings from members after we announced the C&D Order and that we would not conduct voluntary capital stock redemptions in the fourth quarter 2007. The majority of the new advance growth was from term advances extending greater than one year, which has supported our increase in advance interest income. In addition, we recognized $12 million in advance prepayment fees as part of interest income in the first quarter of 2008, compared to less than $1 million in the first quarter of 2007. Advance prepayment fees in 2008 were partially offset by $5 million in derivative and hedging losses related to the advance terminations.

Non-Interest Income

During the first quarter 2008, we recognized an other-than-temporary impairment loss of $33 million related to four private issue MBS securities collateralized primarily by first-lien mortgages to sub-prime borrowers. These securities had a total amortized cost of $108 million and a fair value of $75 million at the time of impairment. These

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

securities were subsequently downgraded in April, 2008 by S&P or Moody’s to BB/Ba2 or B/B2.

Non-interest income (loss) is also comprised of net gains or losses from derivatives and hedging activities and net gains or loss on trading securities. We hedge the duration and convexity of MPF Loans by using a combination of derivatives placed in either SFAS 133 hedge relationships or economic hedge relationships. Duration and convexity risks arise principally because of the prepayment option embedded in our MPF Loans. As interest rates become more volatile, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity will increase resulting in an increase in hedging costs. We are re-evaluating our hedging policies and practices in an effort to lessen the negative impact on future earnings while maintaining a prudent approach to managing our market risk.

Collectively, our net gains or losses from derivatives and hedging activities and net gains or loss on trading securities totaled $47 million in losses, as detailed below:

•

During the first quarter of 2008, our derivative and hedging costs were negatively impacted by significant interest rate volatility and interest rate sensitivity in the U.S. markets. Total derivative and hedging losses on our MPF Loan portfolio was $27 million. The majority of this loss was related to time decay from interest rate swaptions used to hedge our convexity profile as interest rate volatility peaked in March 2008 while our MPF Loan portfolio was highly sensitive to prepayment risk. During this time, we also refinanced certain callable debt with new callable debt issued at slightly higher rates and longer contractual maturities. We believe that the new callable debt allows us to manage the interest rate risk exposures and prepayment risk of the MPF Loan portfolio more effectively going forward while limiting our use of interest rate swaptions to economically hedge the MPF Loan portfolio. During the first quarter of 2007, interest rates were higher and were not as volatile which reduced our prepayment risk and convexity exposures and thereby reduced our hedging costs.

•

We recognized $12 million in hedge ineffectiveness associated with our consolidated obligations. Hedge ineffectiveness was primarily a result of a significant decrease in 3-month LIBOR rates during January, 2008 that caused the fair value of our interest rates swaps to change in value disproportionately to our fixed rate consolidated obligations. Three month LIBOR rates were relatively flat during the first quarter 2007, limiting the amount of hedge ineffectiveness recognized.

•	We recognized $3 million in losses on our delivery commitments due to increases in mortgage rates. The level of delivery commitments issued and outstanding increased significantly in the first quarter as a result of member demand due to market illiquidity. In March 2008, we started to economically hedge these delivery commitments with TBA contracts in order to mitigate additional losses recognized on delivery commitments. In the first quarter 2007, the level of delivery commitments issued and outstanding were significantly less which minimized our interest rate risk exposure.

•

Trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the gain or loss from trading securities. During 2008, we recognized unrealized gains from trading securities of $15 million which were offset by losses from interest rate swaps hedging these securities of $20 million. The $5 million difference was due to changes in spreads from LIBOR and government agency securities. In the first quarter 2007, the unrealized gains on trading securities were offset by losses on interest rate swaps hedging these securities as the spreads between LIBOR and government agency securities were relatively flat.

The following table summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss):

Three months ended March 31, 2008	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	(12)	-	-	(12)
Trading securities [1]	-	-	(20)	(20)
MPF Loans	(8)	-	(19)	(27)
Delivery commitments on MPF Loans	-	-	(3)	(3)

Total	$(20)	$-	$(42)	$(62)

Three months ended March 31, 2007	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total Restated
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	(2)	-	-	(2)
Trading securities [1]	-	-	(2)	(2)
MPF Loans	(7)	-	(2)	(9)
Delivery commitments on MPF Loans	-	-	-	-

Total	$(9)	$-	$(4)	$(13)

[1]	Unrealized gains or losses on trading securities shown separately on the statements on income were $15 million and $2 million for the three months ended March 31, 2008 and 2007.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

One of our short-term strategic objectives has been to reduce non-interest expenses, the largest of which is compensation and benefits. Compensation and benefits expense in the first quarter 2008 decreased by $2 million due principally to staff reductions in 2007. Total headcount (full-time and part-time) as of March 31, 2008 was 330 employees, compared to 442 at March 31, 2007. Partially offsetting these reductions was an accrual during the first quarter 2008 of $1 million for compensation benefits related to our former President, Mr. Thomas, who resigned effective April 11, 2008.

In conjunction with realigning certain operations within our Financial Markets Group, Michael E. McFerrin, Group Head of Financial Markets, has left the Bank effective May 5, 2008. Sanjay Bhasin, Senior Vice President, will assume leadership of the Financial Markets Group. Mr. Bhasin most recently held the position of Managing Director, Portfolio Management within the Financial Markets Group.

Mr. McFerrin is one of our “named executive officers” in our 2007 Form 10-K. Under the terms of Mr. McFerrin’s employment agreement and upon execution of a general release of all claims against the Bank, Mr. McFerrin would be entitled to receive certain severance and other benefit payments as more fully described in “Post-Termination Compensation” beginning on page 82 in our 2007 Form 10-K. We anticipate a charge to second quarter earnings related to these benefits of approximately $2 million. In addition, during the second quarter we have terminated a limited number of other employees resulting in an additional anticipated charge to second quarter earnings of approximately $1 million for severance and other benefits. As we realign our business processes to more effectively and efficiently deliver products to our members the overall size of our staff may further contract. Although we may incur additional benefits-related expenses at the time of staff reductions, we would expect such reductions to decrease overall compensation and benefit expenses in future periods.

Certain additional costs were incurred during the first quarter 2008 as part of other expenses:

•	We incurred a $1 million partial lease termination charge and write-off of abandoned leasehold improvements as we reduced office space.

•	We incurred $2 million in consulting and legal costs related to the C&D Order and potential merger with the Federal Home Loan Bank of Dallas.

•

MPF Program related costs increased by $1 million in the first quarter 2008, as a result of increased vendor costs related to our MPF Provider role as total loan volume increased for the MPF Program. In addition, we had fewer gains on the sale of real estate owned under the MPF Program to offset these expenses. Real estate owned is recorded at the lower of cost or fair market value at the time it is transferred from MPF Loans held in portfolio. As real estate owned is not considered a financial asset, any subsequent increases in fair value are not recognized until sold.

Assessments

AHP and REFCORP assessments are assessed as a percentage of income before assessments. For the first quarter of 2008 we had a net loss. This net loss can not be carried back and used as a credit against previous assessments paid. As a result, we recorded no assessments.

Statements of Condition

A summary of our statements of condition at March 31, 2008 and December 31, 2007 is shown in the following table. All comparisons are March 31, 2008 to December 31, 2007 unless otherwise stated.

As of:	March 31, 2008	December 31, 2007 [1]	Change
Assets
Federal Funds sold	$6,899	$10,286	-33%
Investment securities	12,946	13,285	-3%
Advances	32,662	30,221	8%
MPF Loans held in portfolio, net	34,508	34,623	-
Other assets	581	612	-5%

Total assets	$87,596	$89,027	-2%

Liabilities and Capital
Consolidated obligation discount notes	$14,578	$19,057	-24%
Consolidated obligation bonds	64,567	62,642	3%
Other liabilities	4,547	3,259	n/m
Subordinated notes	1,000	1,000	-

Total liabilities	84,692	85,958	-1%

Total capital	2,904	3,069	-5%

Total liabilities and capital	$87,596	$89,027	-2%

n/m = not meaningful

[1]

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for detail.

Advances

Advances outstanding increased $2.4 billion or 8% in the first quarter 2008 compared to December 31, 2007 primarily due to increased borrowings from members after we announced the C&D Order and that we would not conduct voluntary capital stock redemptions in the fourth quarter 2007. During the first quarter of 2008, nearly three-quarters of our 831 members accessed liquidity through advances. The majority of the new advance growth was from term advances extending greater than one year, and at March 31, 2008, 71% of advances outstanding by remaining principal balance have terms greater than one-year. In addition, one member, Mid America Bank, FSB increased its term advance borrowings prior to it becoming ineligible for membership due to an out-of-district merger with National City Bank. Total advances outstanding with this borrower increased by $1.5 billion.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table details advances by type:

	March 31, 2008	December 31, 2007	Change
Detail of advances by type-
Fixed-rate	$16,774	$16,476	2%
Variable-rate	8,162	6,593	24%
Putable-rate	6,797	6,481	5%
Other advances	524	495	6%

Total par value of advances	32,257	30,045	7%
SFAS 133 hedging and other adjustments	405	176	130%

Total advances	$32,662	$30,221	8%

The table below sets forth the outstanding par amount of advances of the largest five advance borrowers as of March 31, 2008 with their comparable balances outstanding as of December 31, 2007:

	Five Largest Advance Borrowers
As of:	March 31, 2008		December 31, 2007
	Par	%	Par	%
LaSalle Bank, N.A. [1]	$4,116	13%	$4,116	14%
M & I Marshall & Ilsley Bank	2,694	8%	2,694	9%
Harris National Association	2,375	7%	2,000	7%
National City Bank [2]	2,245	7%	783	3%
State Farm, F.S.B.	2,175	7%	2,175	7%
All Other Members	18,652	58%	18,277	60%

Total advances at par	$32,257	100%	$30,045	100%

[1]	LaSalle Bank, N.A. is a subsidiary of Bank of America Corporation.
[2]	Formerly MidAmerica Bank, FSB, which became ineligible for membership due to an out-of-district merger with National City Bank, effective February 9, 2008.

MPF Loans

The total par value of MPF Loans decreased $244 million or 1%. During the period ended March 31, 2008, total purchases and fundings were $1.2 billion compared to $316 million for the period ended March 31, 2007. The increase was attributable to higher loan origination volumes from our members due to longer term interest rates decreasing and higher borrower demand for fixed-rate mortgage loan products. However, the decrease in longer term interest rates helped increase prepayments and principal paydowns of existing MPF Loans which offset the new production.

The following tables summarize MPF Loan information by product:

As of March 31, 2008	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,711	$3,960	$5,671
MPF 100	1,787	3,244	5,031
MPF 125	315	722	1,037
MPF Plus	6,983	10,961	17,944
Government loans	261	4,179	4,440

Total par value of MPF Loans	$11,057	$23,066	34,123

Agent fees, premium (discount)			172
Loan commitment basis adjustment			(15)
SFAS 133 hedging adjustments			229
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(2)

Total MPF Loans held in portfolio, net			$34,508

As of December 31, 2007	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,626	$3,784	$5,410
MPF 100	1,758	3,134	4,892
MPF 125	286	694	980
MPF Plus	7,271	11,263	18,534
Government loans	274	4,277	4,551

Total par value of MPF Loans	$11,215	$23,152	34,367

Agent fees, premium (discount)			177
Loan commitment basis adjustment			(12)
SFAS 133 hedging adjustments			92
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(2)

Total MPF Loans held in portfolio, net			$34,623

[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize information related to our net premium (discount) and SFAS 133 cumulative basis adjustments on MPF Loans:

As of March 31,	2008	2007
Net premium balance at period-end	$171	$200
Cumulative basis adjustments on MPF Loans [1]	214	34
Cumulative basis adjustments closed portion	36	45
MPF Loans, par balance	$34,123	$36,787
Premium balance as a percent of MPF Loans	0.50%	0.54%

Three months ended March 31,
Net premium amortization expense	$11	$11
Net amortization of closed basis adjustments	1	1

[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

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

If interest rates increase, prepayments on MPF Loans tend to decrease because borrowers are less likely to refinance their existing mortgage loans at a higher interest rate. The inverse is true in a falling rate environment because it becomes more economical for borrowers to refinance their existing mortgage loans. As a result, we closely monitor our net premium position and SFAS 133 hedging adjustments. During the first quarter 2008, decreases in interest rates have not resulted in significant prepayment activity as long-term mortgage rates have not changed significantly.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to changes in fair value of MPF Loans hedged under SFAS 133.

Investment Securities

The held-to-maturity (HTM) portfolio increased $131 million to $11.6 billion. During the first quarter 2008 we purchased $1.3 billion in variable-rate MBS issued by government sponsored enterprises. The increase in MBS investments was largely offset by a decrease in commercial paper.

The available-for-sale (AFS) portfolio decreased due principally to maturing securities issued by government sponsored enterprises. In addition, included in the AFS portfolio are certain private-issue MBS whereby the mortgages collateralizing these securities are considered non-traditional. These securities decreased in fair value from an unrealized loss of $15 million to $81 million due to interest rate volatility and credit deterioration in the U.S. mortgage markets. For further detail, see Credit Risk – Investments on page 37 in this Form 10-Q.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal Funds sold decreased as we used excess liquidity to fund the growth in member demand for advances and reduce outstanding consolidated obligations.

Consolidated Obligations

Short-term consolidated obligation discount notes decreased by $4.5 billion. We used less short-term funding as we reduced shorter-term investments such as Federal Funds sold. Consolidated obligation bonds increased by $1.9 billion, primarily to fund the increase in longer-term advances.

Additionally, we have issued longer-term callable consolidated obligations bonds funding MPF Loans to help manage the interest rate risk exposures and prepayment risk of the MPF Loan portfolio more effectively.

Other Liabilities

Other liabilities increased by $1.3 billion and consist primarily of deposits, securities sold under agreements to repurchase, accrued interest payable, derivative liabilities, mandatorily redeemable capital stock, securities traded but not yet settled, and AHP and REFCORP assessments payable.

Deposits increased by $215 million primarily due to member deposits which fluctuate due to member liquidity and market conditions . Accrued interest payable increased by $190 million primarily due to timing of interest due. Mandatorily redeemable capital stock increased by a net amount of $154 million primarily due to MidAmerica Bank,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

FSB, which became ineligible for membership due to an out-of-district merger with National City Bank. Derivative liabilities increased by $145 million due to our hedging activities. Securities traded but not yet settled increased $611 million due to purchases of MBS securities issued by government-sponsored enterprises which are to settle in April, 2008.

Based on the financial results for the three month period ended March 31, 2008, we have not established an additional AHP liability. Amounts currently accrued but not awarded, will be awarded in the third quarter 2008 and beyond. Based on the financial results for the three month period ended March 31, 2008, we have not recorded a liability for REFCORP

Total Capital

Total capital decreased $165 million. Capital stock decreased $136 million, primarily due to MidAmerica Bank, FSB, which became ineligible for membership due to an out-of-district merger with National City Bank. Their stock was reclassified to mandatorily redeemable capital stock and has not yet been redeemed. Retained earnings decreased by $78 million due to the net loss recognized for the quarter. Accumulated OCI improved by $49 million, primarily due to unrealized gains on cash flow hedges of $86 million, which were offset by $57 million in unrealized losses on the AFS portfolio.

Segment Information

In the first quarter of 2008, we began reporting on an enterprise-wide basis rather than providing separate segment information for Traditional Member Finance and Mortgage Partnership Finance activities. Specifically, we switched to managing our business on an enterprise-wide basis as a result of a shift in focus to provide liquidity to our members through advances in response to the C&D Order issued October 10, 2007. In particular, the impact of the C&D Order would limit the future growth and viability of the MPF Program on our balance sheet as we seek to stabilize our capital base through the conversion to a new capital plan under the GLB Act and reduce our voluntary capital stock currently supporting the MPF Program. As a result of the C&D Order, and a reorganization of our internal structure for decision making purposes, financial segment results are not distributed or discussed separately to the Bank’s Board of Directors, the Bank President, or Executive Management, all of which are considered chief operating decision makers. Our chief operating decision makers determined to make the change effective January 1, 2008 since the decision to shift our focus to providing liquidity through advances was consistent with both our standalone and potential merger plans. Consistent with this fundamental switch in focus to our role as a provider of liquidity through advances, we discontinued our external reporting of segment information beginning with the first quarter of 2008.

As a result of this decision, management no longer manages the business using separate operating segments. We now combine the operating results of the former MPF segment with the former Traditional Member Finance segment for internal reporting purposes and view the Bank as one business for decision-making purposes. Accordingly, the note containing segment information previously disclosed has been removed from these condensed notes to our interim financial statements.

Liquidity, Funding, & Capital Resources

Liquidity

We are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by our Board of Directors. For a description of these regulations and policies see Liquidity, Funding, & Capital Resources on page 44 in our 2007 Form 10-K.

We use three different measures of liquidity as follows:

Overnight Liquidity – For the first quarter of 2008, our policy required us to maintain overnight liquid assets at least equal to 5% of total assets. As of March 31, 2008 our overnight liquidity was $6.9 billion, or 7.9% of assets, giving us an excess liquidity of $2.5 billion.

Deposit Coverage – To support our member deposits, Finance Board regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of March 31, 2008, we had excess liquidity of $30.2 billion to support member deposits.

Contingency Liquidity – The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $10.6 billion as of March 31, 2008.

In light of available liquidity under all three measures, we expect to be able to remain in compliance with our liquidity requirements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Funding

For details of our consolidated obligations see Note 8 to the financial statements – Consolidated Obligations, and the Average Balances/Net Interest Margin/Rates table on page 24 in this Form 10-Q.

The following table summarizes the consolidated obligations at par value of the FHLBs and those for which we are the primary obligor:

	Bonds	Discount Notes	Total
March 31, 2008
FHLB System	$825,369	$395,062	$1,220,431
FHLB Chicago as primary obligor	65,734	14,598	80,332
As a percent of the FHLB System	8.0%	3.7%	6.6%

December 31, 2007
FHLB System	$811,354	$378,352	$1,189,706
FHLB Chicago as primary obligor	64,085	19,093	83,178
As a percent of the FHLB System	7.9%	5.0%	7.0%

Capital Resources

	March 31, 2008		December 31, 2007
	Capital Stock	% of total	Capital Stock	% of total
LaSalle Bank N.A. [1]	$230	9%	$230	9%
One Mortgage Partners Corp. [2]	172	6%	172	6%
National City Bank [3]	146	5%	146	5%
M&I Marshall & Isley Bank	135	5%	135	5%
Associated Bank, NA	121	4%	121	5%
All other members	1,897	71%	1,879	70%

Total regulatory capital stock	2,701	100%	2,683	100%

Less MRCS [4]	(176)		(22)

Capital stock	2,525		2,661
Retained earnings	581		659
Accumulated OCI (loss)	(202)		(251)

Total capital	$2,904		$3,069

Total regulatory capital stock	$2,701		$2,683
Designated Amount of subordinated notes	1,000		1,000
Regulatory capital stock plus Designated Amount of subordinated notes	3,701		3,683
Retained earnings	581		659

Total regulatory capital plus Designated Amount of subordinated notes	$4,282		$4,342

Voluntary capital stock	$842		$883

[1]	LaSalle Bank N.A is a subsidiary of Bank of America Corporation.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]

Formerly MidAmerica Bank, FSB, which became ineligible for membership due to an out-of-district merger with National City Bank, effective on February 9, 2008. Its capital stock was reclassified to mandatorily redeemable capital stock (“MRCS”) at that time.

[4]	MRCS is recorded as a liability in the accompanying Statements of Condition, but is included in the calculation of the regulatory capital and leverage ratios.

Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, any capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the OS Director. On April 24, 2008, we received a letter from the OS Director notifying us that our pending requests to redeem capital stock totaling $8 million in connection with seven membership withdrawals or other membership terminations were denied. We cannot predict when the

Finance Board will permit us to resume capital stock repurchases or redemptions. For a description of our current capital rules, see “Current Capital Rules” on page 49 in our 2007 Form 10-K.

Regulatory capital stock increased by $18 million as members purchased additional capital stock. Total capital decreased $165 million. Total capital stock decreased $136 million, primarily due to the reclassification of capital stock to mandatorily redeemable capital stock in connection with the out-of–district merger of MidAmerica Bank, FSB with National City Bank.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Retained earnings decreased by $78 million due to our net loss for the quarter. The accumulated loss in OCI decreased by $49 million from a loss of $251 million to $202 million, primarily due to unrealized gains on cash flow hedges of $86 million, which were partially offset by $57 million in unrealized losses on the AFS portfolio.

We redeemed $6 million of mandatorily redeemable capital stock in the first three months of 2008 for five members whose membership terminated. The mandatorily redeemable capital stock balance as of March 31, 2008 consists of 15 members that have requested voluntary withdrawal of membership or terminated membership due to an out-of-district merger. See Note 10 to the financial statements – Capital Stock and Mandatorily Redeemable Capital Stock, for details.

The decrease in the amount of our voluntary capital stock outstanding as of March 31, 2008 is primarily due to the increase in required stock to support new advances.

From April 1, 2008 through April 30, 2008, we received two membership withdrawal notices and one out-of district merger notice for which we reclassified a total of $5 million of capital stock to mandatorily redeemable capital stock. As discussed above, we cannot redeem this stock prior to approval from the OS Director.

Minimum Regulatory Capital Requirements

For a description of our minimum regulatory leverage and other capital requirements see Note 10 to the financial statements – Capital Stock and Mandatorily Redeemable Capital Stock.

GLB Act Requirements

On February 6, 2008, we submitted a capital plan and implementation strategies to the Finance Board to provide for the conversion of our capital stock, as required by the GLB Act and the C&D Order. We received comments on our submission on April 18, 2008 and submitted a revised capital plan to the Finance Board on April 25, 2008. On May 5, 2008, we received comments from the Finance Board staff to our latest submission and are in the process of responding to those comments in order to obtain approval of the plan and implementation strategies from the Finance Board. We expect to finalize our capital plan and obtain Finance Board approval shortly so that we may implement the plan in the third quarter of 2008. Once approved by the Finance Board, we will announce the material terms of the capital plan and release the full text of the final plan.

We anticipate that our new capital plan will provide for the conversion of our current capital capital stock to one or more classes of Class B capital stock with a five-year redemption period consistent with the requirements of the GLB Act. We cannot predict how an approved capital plan may impact members which have submitted withdrawal notices and not yet withdrawn from membership or former members that continue to hold capital stock. For a description of our capital requirements under the GLB Act, see “GLB Act Requirements” on page 50 of our 2007 Form 10-K. For a discussion of potential changes to our members’ rights under a new capital plan, see page 23 of the “Risk Factors” section of our 2007 Form 10-K.

Retained Earnings & Dividends

Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the OS Director. Although we currently have in effect a Retained Earnings and Dividend Policy, the policy is subject to our regulatory requirements. For a description of the policy see Retained Earnings and Dividend on page 51 in our 2007 Form 10-K.

Due to our net loss in the first quarter of 2008, we did not retain any earnings. Based upon our projected financial results, we do not anticipate paying dividends in 2008 and we cannot predict when we may resume paying dividends. For a summary of our dividends for the past five quarters, see Selected Financial Data on page 22.

Off Balance Sheet Arrangements

We meet the scope exception for Qualifying Special-Purpose Entities under FIN 46-R, and accordingly, do not consolidate our investments in the MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as HTM and are not publicly traded or guaranteed by any of the FHLBs. We do not have any other involvement in special purpose entities or off-balance-sheet conduits. For further discussion on off balance sheet arrangements see page 53 in our 2007 Form 10-K.

Contractual Cash Obligations

For additional information on contractual cash obligations see page 54 in our 2007 Form 10-K. Except for Delivery Commitments for MPF Loans, we have not experienced any material changes in contractual cash obligations from December 31, 2007. For additional information on Delivery Commitments for MPF Loans see Note 14 to the financial statements – Commitments and Contingencies.

Critical Accounting Policies and Estimates

SFAS 157 – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which established a common framework for measuring fair value under GAAP and expanded fair value measurement disclosures. Under SFAS 157:

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•

A three-level fair value hierarchy is established to prioritize the inputs used in valuation techniques between (1) Level 1— observable inputs that reflect quoted prices in active markets, (2) Level 2—inputs other than quoted prices with observable market data, and (3) Level 3—unobservable data (e.g. a company’s own data).

•

Disclosures are expanded to detail (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings.

We adopted SFAS 157 effective January 1, 2008, except for certain nonfinancial assets and nonfinancial liabilities for which the FASB delayed application of SFAS 157 until January 1, 2009. Pursuant to FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 issued February 12, 2008 we have delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, and specifically to our real estate owned assets. There was no initial effect of adoption on our financial statements. See Note 13 –Fair Value Measurements for further details.

SFAS 159 – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently (for example, fair value versus amortized cost) without having to apply complex hedge accounting provisions. The fair value option may be applied, with few exceptions, on an instrument-by-instrument basis. Electing the fair value option for a financial asset or financial liability means that changes in fair value will be immediately recognized in our statements of income. The election to fair value is irrevocable unless a new election date occurs.

We adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since we did not elect the fair value option for any existing asset or liability. Further, we did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through March 31, 2008.

FIN 39-1 – On April 30, 2007 the FASB issued FASB Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39. Under FSP FIN 39-1, we may elect to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or an obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value. The receivable or payable related to collateral may not be offset if the amount recognized does not represent or approximate fair value. We adopted FSP FIN 39-1 effective January 1, 2008.

Our current accounting policy is to offset derivative instruments of the same counterparty under a master netting arrangement. We have decided to continue this policy. We began offsetting cash collateral received from the same counterparty as a result of adopting this FSP on January 1, 2008. The effects will be recognized as a change in accounting principle through retrospective application for all financial statements presented. The effect at the time of adoption was to reclassify $67 million from interest bearing deposits crediting $66 million to derivative assets and $1 million to derivative liabilities for the year ended December 31, 2007.

Other-Than-Temporary Impairment – We apply SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) as amended by FASB Staff Position 115-1 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments to determine whether our investment securities have incurred other-than-temporary impairment. We determine whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis (or sooner if a loss-triggering event occurs).

For an investment security acquired with a credit rating of AA or above that has not been previously written down for other-than-temporary impairment, we recognize other- than-temporary impairment if it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security and the fair value of the investment security has declined below its amortized cost. We also consider several qualitative factors when determining whether other-than-temporary impairment has occurred. These factors include, but are not limited to, the creditworthiness of the issuer and the underlying collateral, the length of time and extent that fair value has been less than amortized cost and our ability to hold the security until maturity or a period of time in order to allow for an anticipated recovery in fair value.

If we determine that other-than-temporary impairment exists, we account for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. Specifically, the investment security is written down to fair value which becomes its new cost basis, any deferred amounts related to such securities are written off, and a realized loss is recognized in non-interest income. A new accretable yield is calculated and amortized over the remaining life of the investment security in a prospective manner based on the amount and timing of future estimated cash flows.

In addition, if the investment security has a current credit rating below AA and it has been previously written down, we subsequently apply EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 requires

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

recognition of other than temporary impairment if an adverse change in estimated cash flows has occurred and the fair value of the investment security has declined below its reference amount (the reference amount is defined as equal to the initial investment less cash received to date less other-than-temporary impairments recognized to date plus the yield accreted to date). EITF 99-20 also requires that any subsequent favorable or adverse change in estimated cash flows needs to be accounted for as a prospective yield adjustment to these securities.

See Critical Accounting Policies and Estimates on page 54 in our 2007 Form 10-K. For the impact that recently issued accounting standards will have on our financial statements, see Note 3 to the financial statements– Business Developments—Accounting and Reporting Developments.

Risk Management

Operational Risk

See Risk Management on page 57 in our 2007 Form 10-K for information regarding operational risk.

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

We extend credit to members on a fully secured basis and are subject to regulatory limits on the amount of credit that we may extend as well as on the types of underlying collateral that we may accept. We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties associated with purchases of Federal Funds, commercial paper and derivatives activity, which are based in part on our total regulatory capital. As part of the Finance Board’s actions on April 18, 2006, we were authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital stock, retained earnings, and the Designated Amount of outstanding subordinated notes for any period that we are subject to the Regulatory Leverage Limit as defined in Note 18 to the financial statements – Capital Stock and Mandatorily Redeemable Capital Stock, on page F-24 in our 2007 Form 10-K.

Investments

The following table summarizes the carrying value of our investment securities portfolio by type of investment and credit rating:

		Long Term Rating				Short Term Rating
As of March 31, 2008	Government	AAA	AA	A	BBB	A-1 or Higher	Unrated	Total
Non-Mortgage Backed Securities:
Commercial paper	$-	$-	$-	$-	$-	$200	$-	$200
Government-sponsored enterprises	1,480	-	-	-	-	-	-	1,480
Consolidated obligations of other FHLBs	25	-	-	-	-	-	-	25
State or local housing agency obligations	-	3	50	-	-	-	-	53
Small Business Administration / Small Business Investment Companies	216	-	-	-	-	-	-	216

Total non-MBS	1,721	3	50	-	-	200	-	1,974

Mortgage Backed Securities:
Government-sponsored enterprises	6,074	-	-	-	-	-	5	6,079
Government-guaranteed	26	-	-	-	-	-	-	26
Privately Issued	-	4,252	175	66	40	-	7	4,540
MPF Shared Funding	-	316	11	-	-	-	-	327

Total MBS	6,100	4,568	186	66	40	-	12	10,972

Total investment Securities March 31, 2008	$7,821	$4,571	$236	$66	$40	$200	$12	$12,946

Total investment Securities December 31, 2007	$6,949	$5,087	$65	$-	$-	$1,172	$12	$13,285

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We classify our privately issued mortgage-backed securities as prime, sub-prime or non-traditional based upon the nature of the majority of underlying mortgages collateralizing each security at origination. $4.0 billion of the $4.5 billion privately-issued MBS securities we held at quarter end were classified as sub-prime or non-traditional. For further discussion of these categories, see Credit Risk – Investments on page 58 of our 2007 Form 10-K.

Subsequent to March 31, 2008 and through April 24, 2008, our privately-issued MBS portfolio has continued to be impacted by increased delinquencies and loss severities due to the credit deterioration in the U.S.

mortgage markets. Furthermore, we have certain privately-issued MBS and local housing agency obligations that are guaranteed by Financial Security Assurance, Inc., Financial Guaranty Insurance Corp., MBIA, or AMBAC as to which the underlying securities have been impacted by the guarantors’ credit deterioration. As a result, we have experienced credit rating downgrades and price deterioration within our investment securities portfolio subsequent to quarter-end through April 24, 2008. As of April 24, 2008, 94% of the $4.5 billion private issue MBS portfolio was rated AA or better, with 90% rated AAA.

The following table shows the recent credit downgrades and fair values within our investment securities portfolio subsequent to March 31, 2008 through April 24, 2008. The current credit rating is based on the lowest rating from Fitch, Moody’s or S&P.

	Investment Ratings			Carrying Value March 31, 2008	Fair Value
Investment Securities	March 31, 2008	April 24, 2008	Number of securities		March 31, 2008	April 24, 2008
State or local housing agency obligations	AAA	AA	1	$2	$2	$2

Privately issued MBS securities:	AAA	AA	2	$95	$86	$77
	AAA	BB	1	48	48	43
	AAA	B	1	11	11	8
	AA	A	1	61	52	48
	AA	B	1	5	5	5
	A	BB	1	22	20	18
	BBB	BB	1	12	12	9

Total private MBS securities			8	$254	$234	$208

We performed an impairment analysis of our portfolio as of March 31, 2008 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities. We actively monitor the credit quality of sub-prime and non-traditional MBS, and stress test the underlying mortgages in order to evaluate our credit risk. Based on this analysis we determined that there was an other-than-temporary-impairment on four securities. As a result, we recognized an other-than-temporary-impairment of $33 million on these securities with an amortized cost of $108 million and a fair market value of $75 million.

We believe that this write-down to fair value diverges materially from the amount we anticipate realizing over the life of these securities. We believe that the $33 million loss is based upon the difference in the carrying value and estimated fair value of the affected MBS as determined in an illiquid market. Since our current intent and ability is to hold these securities until their maturity, we currently estimate that our actual economic loss will be approximately $1 million, based on analysis of anticipated cash flows on these securities, In estimating our actual economic loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor in our estimated future recovery of expected cash flows. Consistent with this view and as a result of applying EITF 99-20 (see Critical Accounting Policies and Estimates on page 35), we expect that the yield on these securities may be higher in subsequent reporting periods.

See Note 5 to the financial statements – Investment Securities, for details on the other-than-temporary impairment of these securities.

At March 31, 2008, mortgage properties collateralizing our privately-issued MBS were concentrated in two states,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

with an estimated 40% of the mortgage properties located in California and 8% in Florida.

At March 31, 2008, we had concentration risk with respect to certain servicers servicing the mortgage assets that collateralized our privately-issued MBS. Wells Fargo Bank, N.A. was servicing 24% of this portfolio and Countrywide Home Loans, Inc. was servicing 15%.

For short-term liquidity purposes, we invest in commercial paper and Federal Funds in order to ensure the availability of funds to meet member credit needs. Because these investments are unsecured, our policy, and Finance Board regulations, restricts these investments to short maturities and strong investment grade issuers. Approved issuers are concentrated in the United States and Europe. Under our policy, we may purchase commercial paper and Federal Funds with maturities of up to 9 months if they have the highest investment grade rating of AAA, but we are limited to overnight maturities if the rating is BBB, the lowest investment grade permitted.

The table below shows our unsecured credit exposure to counterparties (excluding the U.S. government, and U.S. government agencies and instrumentalities) and maturities of our Federal Funds and commercial paper holdings:

As of March 31,	2008
Unsecured credit exposure	$7,100

Maturities:
Overnight	91%
2-30 days	9%
31-90 days	0%

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses. At March 31, 2008 and December 31, 2007, we had a security interest in collateral, on a member-by-member basis, with a value in excess of outstanding advances. We have never suffered a credit loss on advances to members and we have no members that are past-due or on non-accrual status. Based on our current assessment of our member credit exposure, we do not believe that an allowance for losses on our advances is necessary at this time. For further discussion of eligible collateral and our credit risk exposure on advances, see Credit Risk—Advances on page 60 in our 2007 Form 10-K.

Under our collateral guidelines, members may pledge mortgage loans and mortgage-backed securities as collateral that include sub-prime and non-traditional mortgage loans. The Bank revised its haircuts and restrictions on acceptance of private-label mortgage-backed securities in the first quarter of 2008 to limit the amount of sub-prime and non-traditional securities collateral that members may pledge. Furthermore, we may require additional collateral or limit or restrict members from pledging sub-prime and non-traditional mortgage loans or securities as collateral if we determine that a member has a concentration of them in its pledged collateral.

Based upon a review of the collateral pledged to us at March 31, 2008, the amount of sub-prime and non-traditional securities collateral pledged to us by members was an immaterial amount of the total collateral pledged to us. For collateral purposes other than securities, we define sub-prime mortgage loans as loans originated by a member or its affiliate under a segregated Sub-prime Lending Program, as defined by our members’ regulators. Non-traditional mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases.

Mid America Bank FSB became ineligible for membership due to an out-of-district merger with National City Bank, effective February 9, 2008. As of that date, advances to Mid America totaled $2.4 billion. National City Bank is a member of the FHLB of Cincinnati, which has agreed to subordinate their interest in National City Bank’s collateral to us for our advances and to manage the collateral on our behalf.

MPF Loans

Under the MPF Program, we purchase conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans. We do not purchase or fund sub-prime or non-traditional mortgages through the MPF Program. On April 23, 2008, we announced that we will no longer purchase mortgage loans from PFIs under the MPF Program after July 31, 2008.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Setting Credit Enhancement Levels

Finance Board regulations require that MPF Loans be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for losses. In our role as MPF Provider, we analyze the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s LEVELS model in order to determine the required CE Amount for a loan to be acquired by an MPF Bank (“MPF Program Methodology”).

The PFI’s CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a AA rated mortgage-backed security and our initial first loss account (“FLA”) exposure (which is zero for the Original MPF product at origination). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based credit enhancement fees (“CE Fees”) that would otherwise be payable to the PFI but which we expect to retain to recoup FLA losses.

The MPF Bank and PFI share the risk of credit losses on MPF Loans by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. The MPF Bank is obligated to incur the first layer or portion of credit losses not absorbed by the borrower’s equity and after any primary mortgage insurance (“PMI”), which is called the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance based CE Fees, the MPF Bank may withhold CE Fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.

The MPF Products were designed to allow for periodic resets of the CE Amount as further described in Setting Credit Enhancement Levels on page 63 in our 2007 Form 10-K.

During the first quarter of 2008, the CE Amounts for six master commitments were reset, where the PFI’s direct CE Amount was originally $5 million with respect to a total funded MPF Loan balance of $6.4 billion, and the reset PFI’s direct CE Amount is now $4 million with respect to a total outstanding MPF Loan balance of $2.2 billion. Twenty-five master commitments are scheduled to be reset during the remainder of 2008.

In determining the estimated rating for master commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we can either hold additional retained earnings against the related master commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the master commitment to the equivalent of an AA rated mortgage-backed security. At March 31, 2008 we elected to hold additional retained earnings with respect to these master commitments of $99 million.

For MPF Plus, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of March 31, 2008 and December 31, 2007, the outstanding balance of MPF Plus Loans for which the PFI has obtained SMI coverage was $17 billion and $18 billion. The amount of SMI coverage provided against losses was $401 million at March 31, 2008 and $434 million at December 31, 2007. The reduction in coverage was due to the resetting of SMI policies.

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of a decline in credit quality of the related MPF Loans.

Credit Risk Exposure

The credit risk on MPF Loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s CEP Amount. We also face credit risk of loss on MPF Loans to the extent such losses are not recoverable under the PMI or SMI, as well as the PFI’s failure to pay servicer paid losses not covered by FHA or HUD insurance, or VA or RHS guarantees.

A significant decline in the value of the underlying property would have to occur before we would be exposed to credit losses on our conventional (non-government) MPF Loans. Our average conventional loan-to-value (“LTV”) ratio at origination was 67% for both March 31, 2008 and December 31, 2007. Furthermore, for those loans with an LTV ratio over 80%, we require PMI. In addition, our conventional MPF Loans had a weighted average FICO® score of 738 for both March 31, 2008 and December 31, 2007.

The amount of our MPF Loan portfolio exposed to credit losses not recoverable from third party sources was approximately $29 billion at both March 31, 2008 and December 31, 2007. Our actual credit exposure is significantly less than these amounts because the borrower’s equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For more information on our credit risk exposure on MPF Loans, see Credit Risk Exposure on page 65 in our 2007 Form 10-K.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks which could negatively impact this portfolio. For a description of our concentration risks see page 65 in our 2007 Form 10-K. There were no material changes in our PFI Servicer or Credit Enhancement concentrations since December 31, 2007.

Mortgage Guaranty Insurance Provider Concentration– We are exposed to the risk of performance of mortgage insurers. Our policy is to limit our credit exposure to each MI company to 10% of its regulatory capital. Credit exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us that are more than 60 days delinquent. At March 31, 2008, none of the MI companies were in excess of our limits.

The MI companies provide primary mortgage insurance on conventional MPF loans with an LTV greater than 80% and Supplemental Mortgage Insurance (SMI) on the MPF Plus product. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage. We have depended on the PMI policies for loss coverage historically, but have not claimed any losses in excess of the policy deductible on the SMI policies. If an MI company was to default on its insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses.

As of March 31, 2008 our estimated total exposure to MI companies was $973 million. The following companies had concentration risks in excess of 10% of the total dollar amount of insurance coverage:

As of March 31, 2008	PMI	SMI	Total	%
Mortgage Guaranty Insurance Co. (MGIC)	$196	$225	$421	43%
Genworth Mortgage Insurance Corp.	83	71	154	16%
PMI Mortgage Insurance Co.	86	43	129	13%
United Guaranty Residential Insurance Co.	67	52	119	12%
All Others	140	10	150	16%

Total MI Coverage	$572	$401	$973	100%

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the MI companies. Based on an analysis using the latest available results as of March 31, 2008, most of the MI companies do not pass all of our five primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests. All of the MI companies we have concentration exposure to have failed to pass our profitability test and several failed our ratings watch/outlook tests.

Since the end of 2007, the ratings agencies have made several significant ratings adjustments. On April 8, 2008 S&P downgraded Mortgage Guaranty Insurance Co. (“MGIC”) to A, PMI Mortgage Insurance Co. to A+, and Radian Guaranty, Inc. to A. All three remain rated at AA- or above by Moody’s and Fitch. Triad has been downgraded by Moody’s to Baa3 on April 2, 2008, S&P to BBB on April 3, 2008, and Fitch to BB on May 2, 2008. We have requested all of the downgraded MI companies to prepare remediation plans and to submit them to us.

If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us. If an SMI provider fails to maintain a credit rating of at least AA- or its equivalent from a nationally recognized statistical rating organization under the MPF Plus product, the PFI has six months to either replace the SMI policy or provide its own undertaking equivalent to the SMI coverage, or it will forfeit its performance based CE fees. For further discussion of how this may affect us, see Risk Factors on page 16 in our 2007 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Geographic Concentration– We have MPF Loans in all 50 states, Washington, D.C., and Puerto Rico. No single zip code represents more than 1% of MPF Loans on our statements of condition. Our largest concentrations of MPF Loans (of 10% or more) were secured by properties located in Wisconsin (22%) and Illinois (12%). An overall decline in the economy, residential real estate market, or the occurrence of a natural disaster could adversely affect the value of the mortgaged properties in these states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans.

MPF Loan Portfolio Analysis

The following table compares our conventional MPF Loans rate of delinquencies 90 days or more to the weighted average of conventional fixed-rate mortgages rate of delinquencies 90 days or more:

	March 31, 2008	December 31, 2007	March 31, 2007
MPF Loans—conventional	0.38%	0.32%	0.26%
Weighted Average Conventional Fixed Rate Mortgages[1]	1.04%	0.90%	0.74%
[1]	Data provided from the Mortgage Bankers Association Delinquency Survey.

The allowance for loans losses for MPF Loans was $2 million at both March 31, 2008 and December 31, 2007. There have been no material charge-offs or recoveries to the allowance for loan losses during the three months ended March 31, 2008. See Note 7 to the financial statements – MPF Loans Held in Portfolio, for details on MPF Loan Portfolio performance.

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

The contractual, or notional, amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivatives that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, (including cash collateral) as evidenced by a written security agreement and held by the member for our benefit. At March 31, 2008 and December 31, 2007, our maximum credit risk as defined above was $89 million and $111 million. See Note 12 to the financial statements – Derivatives and Hedging Activities.

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

At March 31, 2008 we had two counterparties that accounted for approximately 37% of the total outstanding notional amount of our derivative contracts, resulting in $41 million of net credit exposure to these counterparties, and $1 million of net credit exposure after collateral. No other derivative counterparty accounted for greater than 10% of the total outstanding notional amount of our derivative contracts.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The amount of derivative exposure to credit loss risk is the fair value of derivative assets, not the notional amount. The following table summarizes our derivative counterparty credit exposure at March 31, 2008:

Counterparty Credit Rating as of March 31, 2008	Notional Amount	Exposure at Fair Value[4]	Collateral Held	Net Exposure After Collateral [2]
AAA	$25	$-	$-	$-
AA	19,966	149	136	18
A	22,098	129	115	14
BBB	9	-	-	-
Affiliates [1]
AAA	1,396	-	-	-
AA	5,360	49	47	1
A	-	-	-	-

Total Counterparties	48,854	327	298	33
Member Institutions [3]	246	-	-	-

Total derivatives	$49,100	$327	$298	$33

[1]	Affiliates are derivative counterparties who are affiliates of our members.
[2]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some counterparties are over- collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Collateral Held.

[3]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[4]	Exposure at Fair Value excludes cash collateral held.

Credit Ratings

Subsequent to the presentation of the ratings of the FHLBs in our 2007 Form 10-K, our credit rating outlook and that of the FHLB of Des Moines’ have changed.

On April 08, 2008, Moody’s Investors Service affirmed all of our credit ratings that they rate, including our Aaa long-term deposit rating, Prime-1 short-term deposit rating and Aa2 subordinated debt rating, while revising the outlook on the Aa2 subordinated debt to negative from stable.

On April 10, 2008, S&P placed our AA+/A-1+ (long-term/short-term) counterparty credit rating and our AA- subordinated debt rating on CreditWatch with negative implications.

Both S&P and Moody’s are expected to complete their reviews within 90 days.

On April 9, 2008, Standard & Poor’s Ratings Services (“S&P”) announced that it affirmed its AAA long-term counterparty credit rating on the FHLB of Des Moines, and revised its outlook to “stable” from “negative”. Its A-1+ short-term counterparty credit rating was also affirmed.

A summary of the credit rating changes from February 29, 2008 to April 30, 2008 are as follows:

	As of April 30, 2008		As of February 29, 2008
	Rating	Outlook	Rating	Outlook
Standard & Poor’s
Chicago:
Subordinated debt	AA-	Watch Negative	AA-	Stable

Short Term Counterparty	A-1+	Watch Negative	A-1+	Stable

Long Term Counterparty	AA+	Watch Negative	AA+	Negative Outlook
Des Moines:
Long Term	AAA	Stable	AAA	Negative Outlook
Moody’s
Chicago:
Subordinated debt	Aa2	Negative Outlook	Aa2	Stable

The credit ratings of the FHLBs’ consolidated obligations have not been affected by the ratings actions noted above and we have not observed any discernible deterioration in consolidated obligation spreads attributable to these actions. However, it is possible that our credit ratings could be lowered at some point in the future, which might adversely affect our costs of doing business, including the cost of issuing debt and entering into derivative transactions. For further discussion of how this may impact us, see Risk Factors—We depend on the FHLBs’ ability to access the capital markets in order to fund our business, on page 25 in our 2007 Form 10-K. Similarly, a lower credit rating may cause the collateralization threshold with many of our derivatives counterparties to change, which would require us to deliver additional collateral. In addition, negative ratings actions or negative guidance may adversely affect demand by our members for standby letters of credit issued by the Bank, although a reduction in fee income generated by such letters of credit would not materially affect our results of operations.

Regulatory and Legislative Developments

Temporary Increase in Mortgage-Backed Securities Investment Authority

On March 24, 2008, the Finance Board adopted a resolution allowing FHLBs to increase investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae and Freddie Mac (“Agency MBS”) by an amount equal to three times the FHLB’s capital. The authority is effective immediately, expires on March 31, 2010, and is subject to certain notification requirements to the Finance Board. Pursuant to the resolution, the limit on FHLBs’ authority to purchase and hold MBS is temporarily increased from 300% of capital to 600% of capital, but all MBS purchases in excess of 300% of capital must be investments in Agency MBS. We are still within our original 300% MBS purchase authority and have not made any such notification for increased investment authority to the Finance Board.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Proposed Affordable Housing Program Regulation Amendment

On April 16, 2008, the Finance Board published a proposed rule that would temporarily add authority for FHLBs to use their Affordable Housing Program (“AHP”) direct set-aside subsidy to establish a program targeted to refinancing or restructuring existing nontraditional mortgage loans held by members or their affiliates. The proposed rule is subject to a 60-day comment period, and the final rule, if any, approved by the Finance Board may be different from the proposed rule.

Proposal to Treat Municipal Bonds Guaranteed by FHLBs as Tax-Exempt Bonds

On April 9, 2008, the U.S. House of Representatives’ Ways and Means Committee approved a broad housing tax bill that included a provision to temporarily allow municipal, industrial and other private activity bonds that are guaranteed by standby letters of credit by the Federal Home Loan Banks to be eligible for treatment as tax-exempt bonds regardless of whether the bonds are used to finance housing programs. Currently, municipal bonds that are guaranteed by FHLBs cannot qualify as tax-exempt bonds unless the bonds are used to finance housing programs.

The House is expected to consider this legislation as part of a broader housing bill in May. The U.S. Senate is also expected to consider similar housing legislation in the near future, though it is unclear whether such legislation will include a similar FHLB provision as in the House version. Ultimately, given the uncertain nature of the legislative process, it is not possible to predict the chances of this legislation being enacted.

Proposed “Emergency Student Loan Market Liquidity Act”

On April 8, 2008, legislation was introduced in the U.S. House of Representatives to authorize FHLBs on a temporary basis to invest in student loan-related securities, accept student loans and student loan-related securities as collateral, and provide advances to members to originate student loans and finance student loan-related securities. The bill is currently under consideration by the House Committee on Financial Services. Given the uncertain nature of the legislative process, it is not possible to predict the chances of this legislation being enacted.

More recently, a broader student loan bill passed by both the House of Representatives and the Senate contains a non-binding “Sense of the Congress” resolution that calls upon the FHLBs to consider, in consultation with the Secretary of Treasury and the Secretary of Education, using available authorities in a timely manner, if needed, to assist in ensuring that students and families can access

Federal student loans for academic year 2008-2009, and if needed in the subsequent academic year, in a manner that results in no increased costs to taxpayers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Management

Market risk is the potential for loss due to market value changes in financial instruments we hold. Interest rate risk is a critical component of market risk. We are exposed to interest rate risk primarily from the effect of interest rate changes on our interest-earning assets and our funding sources which finance these assets. Mortgage-related assets are the predominant sources of interest rate risk in our market risk profile. Those assets include MPF Loans and mortgage-backed securities. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our revenue, net interest margin and average maturity of our interest-earning assets and funding sources. See Market Risk Management on page 68 in our 2007 Form 10-K for further discussion.

Market Risk & Hedging Costs

We completed a review of our market risk policies, procedures and practices as required by the C&D Order, and submitted revised policies and procedures to the OS Director on January 7, 2008. We received preliminary feedback on our submission and have been responding to questions and comments from the FHFB Office of Supervision staff. Given our current negative earnings outlook and the recent volatility and disruption in the financial markets, we are reevaluating the proposed policies and practices with a goal of designing policies and practices that will lessen potential negative impact on earnings while maintaining a prudent risk management approach.

While we expect to finalize revised market risk policies, procedures and practices with the Finance Board in the near future, we are in the process of identifying a few tactical changes intended to immediately reduce the cost of hedging. We expect to submit these policy changes to the Office of Supervision before the end of May. Once approved by the Office of Supervision, we plan to quickly implement these cost-reduction strategies. While our goal is to reduce hedging costs through the implementation of new strategies over both the short and long term, we cannot predict whether the Office of Supervision will approve any proposed strategies or the level of cost savings that would actually be realized, if any.

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

The following table summarizes the estimated change in fair value of equity given hypothetical instantaneous parallel shifts in the yield curve.

	Fair Value Change as of:
Interest Rate Change	March 31, 2008	December 31, 2007
-2.00%	n/a	-2.9%
-1.50%[1]	4.9%	n/a
-1.00%	3.4%	0.2%
-0.50%	0.4%	-0.3%
Base	0.0%	0.0%
+0.50%	-1.4%	-0.7%
+1.00%	-0.1%	-1.6%
+2.00%	0.5%	-0.5%

[1]	Due to the low interest rate environment, the lowest interest rate change we have modeled is the -1.5% scenario, not the -2.0% scenario as reported previously.

The estimated change in fair value is driven by duration, which measures the exposure to changes in interest rate levels, and convexity, which measures duration changes as a function of interest rate changes. With the exception of the +0.5% scenario, all other scenarios that were reported in both periods have improved.

This analysis is limited in that it captures only interest rate changes. Other risk exposures, including changes in option volatility, prepayment level changes, non-parallel interest rate changes, and changes in spreads are held constant or are not incorporated into the analysis. The analysis only reflects a particular point in time. It does not incorporate changes in the relationship of one interest rate index versus another. As with all models, it is subject to the accuracy of the assumptions used, including prepayment forecasts and discount rates. It does not incorporate other factors that would impact our overall financial performance. Lastly, not all changes in fair value impact current or future period earnings. Significant portions of the assets and liabilities on the statements of condition are held to maturity.

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

Portfolio Duration Gap (in months)	March 31, 2008	December 31, 2007
Actual as of date shown	0.2	0.0
12-month rolling average	0.3	0.5

Duration of Equity

Duration of equity measures the impact of interest rate changes on the fair value of equity. It is calculated using the net change in fair value of equity given select parallel interest rate shifts and dividing that amount by the total fair value of equity. Duration of equity is reported in years.

Finance Board policy requires that we maintain our duration of equity within ±5 years at current interest rate levels (Base). Additionally, we must maintain our duration of equity within ±7 years in a scenario that assumes an instantaneous parallel increase or decrease of 2%. Our approach to managing interest rate risk is to maintain duration of equity within these limits by utilizing economic and SFAS 133 hedges as opposed to taking a specific duration position based on forecasted interest rates.

The table below shows our exposure to interest rate risk in terms of duration of equity.

Duration of Equity	Interest Rate Change Scenarios
(in years) as of	Down 2%	Down 1.5%	Base	Up 2%
March 31, 2008[1]	n/a	-1.7	2.1	-3.0
December 31, 2007	1.8	n/a	-0.1	-2.7

[1]	Given the low interest rate environment on March 31, 2008 the lowest duration of equity result we have modeled is at a decrease of 1.5%.

We perform an attribution analysis to take a retrospective look at the changes in fair values of our financial assets, liabilities and equity and determine the individual impact that results from changes in interest rates, volatility, spread and other factors. As of March 31, 2008, we had a market value deficit (relative to book value) of $2.4 billion,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

whereas as of December 31, 2007, we had a market value deficit of $1.6 billion. The market value to book value of equity ratio also declined over this period from 46% to 30%. We believe that our market value deficit diverges materially from the amount we anticipate realizing over the period that these assets and liabilities will remain on our books. In effect, the current market value deficit represents a liquidation value rather than going concern value. The increase in the deficit was due to adverse spread movements on MPF Loans, advances, and mortgage-related investments. See Note 13 to the financial statements—Fair Value Measurements, for details. Our market value to book value ratio is subject to change due to interest rate and spread movements in our financial assets and liabilities of which spread movements are not actively managed. We currently manage the fair value of equity due to changes in interest rates and volatility by using derivatives and/or callable debt, but we do not manage the fair value changes due to changes in spread because the majority of our assets are held to maturity.

Relationship between Duration of Equity and Duration Gap

As noted above, duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that amount by the fair value of assets. However, the aggregate total dollar duration of assets, liabilities, and derivatives is the dollar duration of equity. Duration of equity is this same amount (dollar duration of equity) divided by the fair value of equity. Thus, duration gap and duration of equity share the same numerator.

Duration of equity may also be calculated by multiplying duration gap (converted to years rather than months) by the ratio of the fair value of assets to the fair value of equity. This is also our leverage ratio. Thus, we manage duration gap indirectly by managing duration of equity and overall leverage.

Derivatives

See Note 12 to the financial statements—Derivatives and Hedging Activities, for details regarding the nature of our derivative and hedging activities, in addition to the types of assets and liabilities being hedged.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

Internal Control over Financial Reporting

For the first quarter of 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Controls and Procedures on page 71 of our 2007 Form 10-K.

PART II

Item 1.	Legal Proceedings

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section starting on page 16 in our 2007 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our 2007 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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

Federal Home Loan Bank of Chicago

/s/ Matthew R. Feldman
	By:	Matthew R. Feldman
	Title:	President and Chief Executive Officer
Date: May 7, 2008	(Principal Executive Officer)

/s/ Roger D. Lundstrom
	By:	Roger D. Lundstrom
	Title:	Executive Vice President - Financial Information
Date: May 7, 2008	(Principal Financial Officer and Principal Accounting Officer)

S-1