Form 10-Q
period 2008-06-30
Federal Home Loan Bank of Chicago
filed 2008-08-08
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 25,499,976 shares of registrant’s capital stock outstanding as of July 31, 2008.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$18	$17
Federal Funds sold	7,265	10,286
Investment securities -
Trading ($769 and $750 pledged)	876	863
Available-for-sale ($135 and $559 pledged)	677	941
Held-to-maturity [1] ($535 and $160 pledged)	15,046	11,481
Advances	34,679	30,221
MPF Loans held in portfolio, net of allowance for loan losses ($2 and $2)	33,763	34,623
Accrued interest receivable	357	364
Derivative assets	26	111
Software and equipment, net	34	40
Other assets	86	80

Total Assets	$92,827	$89,027

Liabilities and Capital Liabilities
Deposits -
Interest bearing ($7 and $9 from other FHLBs)	$691	$963
Non-interest bearing	117	126

Total deposits	808	1,089

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	19,398	19,057
Bonds	66,525	62,642

Total consolidated obligations, net	85,923	81,699

Accrued interest payable	641	605
Mandatorily redeemable capital stock	180	22
Derivative liabilities	186	232
Affordable Housing Program assessment payable	34	45
Resolution Funding Corporation assessment payable	-	10
Other liabilities	62	56
Subordinated notes	1,000	1,000

Total Liabilities	90,034	85,958

Commitments and contingencies (Note 14)

Capital
Capital stock - putable ($100 par value per share) issued and outstanding shares - 25 million and 27 million shares	2,548	2,661
Retained earnings	507	659
Accumulated other comprehensive income (loss)	(262)	(251)

Total Capital	2,793	3,069

Total Liabilities and Capital	$92,827	$89,027

[1]	Fair values: $14,697 and $11,510 at June 30, 2008 and December 31, 2007.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2008	2007 Restated	2008	2007 Restated
Interest income	$903	$1,122	$1,901	$2,234
Interest expense	881	1,051	1,848	2,090

Net interest income before provision for credit losses	22	71	53	144
Provision for credit losses	-	-	-	-

Net interest income	22	71	53	144

Non-interest income (loss) -
Trading securities	(15)	(10)	-	(8)
Realized loss on held-to-maturity securities	(30)	-	(63)	-
Derivatives and hedging activities	(20)	6	(82)	(7)
Other	2	2	4	3

Total non-interest income (loss)	(63)	(2)	(141)	(12)

Non-interest expense -
Compensation and benefits	18	18	34	36
Professional service fees	5	3	7	4
Amortization and depreciation of software and equipment	4	5	9	10
Finance Board and Office of Finance expenses	1	1	2	2
Other expense	5	5	12	9

Total non-interest expense	33	32	64	61

Income (loss) before assessments	(74)	37	(152)	71

Assessments -
Affordable Housing Program	-	4	-	6
Resolution Funding Corporation	-	6	-	13

Total assessments	-	10	-	19

Net income (loss)	$(74)	$27	$(152)	$52

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)

	Capital Stock - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
Balance, December 31, 2006 (Restated)	26	$2,587	$619	$(110)	$3,096

Comprehensive income -
Net income			52		52
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(3)	(3)
Net unrealized gain (loss) on hedging activities				(7)	(7)

Total other comprehensive income (loss)				(10)	(10)

Total comprehensive income (loss)					42
Proceeds from issuance of capital stock	-	57			57
Reclassification of capital stock to mandatorily redeemable	-	(7)			(7)
Cash dividends on capital stock (2.95% - annualized rate)			(39)		(39)

Balance, June 30, 2007 (Restated)	26	$2,637	$632	$(120)	$3,149

Balance, December 31, 2007	27	$2,661	$659	$(251)	$3,069

Comprehensive income -
Net income (loss)			(152)		(152)
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(76)	(76)
Reclassification adjustment for losses included in net income (loss) relating to held-to-maturity securities transferred from available-for-sale securities				39	39
Net unrealized gain (loss) on hedging activities				25	25
Employee retirement plans				1	1

Total other comprehensive income (loss)				(11)	(11)

Total comprehensive income (loss)					(163)
Proceeds from issuance of capital stock	-	52			52
Reclassification of capital stock to mandatorily redeemable	(2)	(165)			(165)

Balance, June 30, 2008	25	$2,548	$507	$(262)	$2,793

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Cash Flows (unaudited)

(Dollars in millions)

	Six months ended June 30,	2008	2007 Restated
Operating	Net income (loss)	$(152)	$52
Activities	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
	Amortization and depreciation	(45)	33
	Change in net fair value adjustment on trading securities; and derivatives and hedging activities	25	34
	Realized loss on held-to-maturity securities	63	-
	Other adjustments	-	(2)
	Net change in -
	Accrued interest receivable	16	(6)
	Other assets	(16)	(22)
	Accrued interest payable	36	(24)
	Other liabilities	(28)	(19)

	Total adjustments	51	(6)

	Net cash provided by (used in) operating activities	(101)	46

Investing	Net change in Federal Funds sold	3,021	(6,356)
Activities	Net change in advances	(4,432)	2,325
	MPF Loans -
	Purchases, incl. ($9) and ($44) from other FHLBs	(2,148)	(691)
	Payments	2,989	2,576
	Trading securities -
	Purchases	(20)	(263)
	Proceeds from maturities and paydowns	6	166
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net [1]	(1,036)	(1,031)
	Purchases	(3,274)	(9)
	Proceeds from maturities	741	858
	Available-for-sale securities -
	Purchases	(267)	(110)
	Proceeds from maturities and sales	448	395
	Proceeds from sale of foreclosed assets	18	28
	Capital expenditures for software and equipment	(3)	(5)

	Net cash provided by (used in) investing activities	(3,957)	(2,117)

Financing	Net change in deposits, incl. ($2) and $1 from other FHLBs	(314)	(635)
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	714,170	502,848
	Bonds	21,041	11,856
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(713,801)	(499,654)
	Bonds incl. $0 and ($85) transferred to other FHLBs	(17,082)	(12,358)
	Proceeds from issuance of capital stock	52	57
	Redemptions of mandatorily redeemable capital stock	(7)	(2)
	Cash dividends paid	-	(39)

	Net cash provided by (used in) financing activities	4,059	2,073

	Net increase (decrease) in cash and due from banks	1	2
	Cash and due from banks at beginning of year	17	23

	Cash and due from banks at end of period	$18	$25

Supplemental	Interest paid	$1,826	$2,067
Disclosures	Affordable Housing Program assessments paid	11	15
	Resolution Funding Corporation assessments paid	10	15
	Capital stock reclassed to mandatorily redeemable capital stock	165	7
	Transfer of MPF Loans to real estate owned	31	27
[1]	Short-term held-to-maturity securities consist of commercial paper that has a maturity of less than 90 days when purchased.

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

The following table highlights the financial statement effects related to making the above corrections for the three and six months ended June 30, 2007:

Statements of Income:	Three months ended June 30, 2007		Six months ended June 30, 2007
	Previously Reported	As Restated	Previously Reported	As Restated
Interest expense
Consolidated obligation bonds	$828	$826	$1,652	$1,648
Non-interest income (loss)
Derivatives and hedging activities	8	6	(5)	(7)
Net income	n/c	n/c	50	52

n/c	No change

In addition, we also corrected another immaterial error that had been previously recorded on a cumulative basis by reversing and recording it in the correct period. In the second quarter 2007, we had recognized a $2 million gain as a component of derivatives and hedging activities as a result of a correction of an error related to a SFAS 133 hedging adjustment of an underlying consolidated obligation bond. Our 2007 results in these financial statements reflect this correction.

Note 2 – Basis of Presentation

The Federal Home Loan Bank of Chicago1, is a federally chartered corporation and one of 12 Federal Home Loan Banks (the “FHLBs”) that with the Office of Finance, comprise the Federal Home Loan Bank System (the “System”). The FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (“FHLB Act”), in order to improve the availability of funds to support home ownership. Each FHLB operates as a separate entity with its own management, employees, and board of directors. Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. As further discussed in Note 3 – Business Developments to the financial statements, the “Housing and Economic Recovery Act of 2008”, which was enacted into law on July 30, 2008, established a new regulator for the FHLBs in place of our former regulator, the Federal Housing Finance Board (the “Finance Board”).

We provide credit to members principally in the form of secured loans called “advances.” We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”®) Program 2.

Effective August 1, 2008, we no longer purchase MPF Loans from PFIs under the MPF Program except for non-material amounts of MPF Loans related to previous commitments and our affordable housing program. MPF Loans purchased from Chicago PFIs starting August 1, 2008 through October 31, 2008 are expected to primarily be held as investments by other FHLBs participating in the MPF Program.

[1]	Unless otherwise specified, references to “we,” “us,” “our,” and “the Bank” are to the Federal Home Loan Bank of Chicago.
[2]	Mortgage Partnership Finance,” “MPF,” “MPF Shared Funding,” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

In the first quarter of 2008, we began reporting on an enterprise-wide basis rather than providing separate segment information for Traditional Member Finance and Mortgage Partnership Finance activities. Specifically, we switched to managing our business on an enterprise-wide basis as a result of a shift in focus to provide liquidity to our members through advances in response to the C&D Order issued October 10, 2007. In particular, the impact of the C&D Order would limit the future growth and viability of the MPF Program on our balance sheet as we seek to stabilize our capital base through the conversion to a new capital plan under the GLB Act and reduce our voluntary capital stock currently supporting the MPF Program. As a result of the C&D Order, and a reorganization of our internal structure for decision making purposes, financial segment results are not distributed to, or discussed separately with, the Bank’s Board of Directors, the Bank President, or Executive Management, all of which are considered chief operating decision makers. Our chief operating decision makers determined to make the change effective January 1, 2008 since the decision to shift our focus to providing liquidity through advances was consistent with both our standalone and potential merger plans at that time. Consistent with this fundamental switch in focus to our role as a provider of liquidity through advances, we discontinued our external reporting of segment information beginning with the first quarter of 2008.

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

Note 3 – Business Developments

At the request of the Finance Board, we entered into a Consent Cease and Desist Order with the Finance Board (“C&D Order”) on October 10, 2007, which places several restrictions on us, including a requirement that any capital stock repurchases and redemptions require prior approval of the Director of the Office of Supervision of the Finance Board (“OS Director”). On July 24, 2008, the Finance Board amended the C&D Order to allow us to redeem a member’s capital stock purchased on or after that date to support increased levels of borrowing through advances once such advances are repaid, subject to the conditions discussed in Note 10 in this Form 10-Q.

On July 30, 2008, the “Housing and Economic Recovery Act of 2008” (the “Housing Act”) was enacted into law. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The Housing Act also establishes a new regulator for the FHLBs, Fannie Mae and Freddie Mac. The Bank is currently reviewing the impact and effect of the Housing Act on the Bank’s business and operations.

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

•

A three-level fair value hierarchy is established to prioritize the inputs used in valuation techniques: Level 1 – observable inputs that reflect quoted prices in active markets, Level 2 – inputs other than quoted prices with observable market data, and Level 3 – unobservable data (e.g. a company’s own data).

•

Disclosures are expanded to detail the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings.

We adopted SFAS 157 effective January 1, 2008, except for certain nonfinancial assets and nonfinancial liabilities for which the FASB delayed application of SFAS 157 until January 1, 2009. Pursuant to FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 issued February 12, 2008, we have delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, and specifically to our real estate owned assets. There was no other initial effect of adoption on our financial statements. See Note 13 –Fair Value Measurements for further details.

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

We adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since we did not elect the fair value option for any existing asset or liability. We have not elected the fair value option for any financial assets originated or purchased, or for liabilities issued, through June 30, 2008.

SFAS 159 also amended SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”), and SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), to specify that cash flows from trading securities should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 115 required that all cash flows from trading securities be classified as cash flows from operating activities. As a result, beginning January 1, 2008, the Bank classifies purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Previously, all cash flows associated with trading securities were reflected in the Bank’s statement of cash flows as operating activities. The Bank has retrospectively adjusted the statement of cash flows for the six months ended June 30, 2007 to classify activities related to trading securities held for investment purposes as cash flows from investing activities. This adjustment resulted in an increase in net cash used in investing activities of $(97) million, from $(2,020) million to $(2,117) million, and a corresponding increase in net cash provided by operating activities, from $(56) million to $46, million which also includes $5 million for the retrospective application to FSP FIN 39, for the six months ended June 30, 2007.

FIN 39-1 – On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39. Under FSP FIN 39-1, we may elect to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or an obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value. The receivable or payable related to collateral may not be offset if the amount recognized does not represent or approximate fair value. We adopted FSP FIN 39-1 effective January 1, 2008.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

DIG Issue E23 – On January 10, 2008, the FASB cleared guidance for SFAS 133 Implementation Issue No. E23 Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (“DIG Issue E23”). DIG Issue E23 clarifies that swaps that have a non-zero fair value at inception can qualify for the shortcut method provided the difference between the transaction price (zero) and the fair value is solely attributable to a bid-ask spread. Further, hedged items that have a settlement date subsequent to the swap trade can qualify for the shortcut method. DIG Issue E23 became effective January 1, 2008, and did not have an effect on our financial statements.

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

To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date is for fiscal and interim periods after November 15, 2008 with earlier adoption encouraged. Disclosures will not be required retrospectively to prior reporting periods. We have elected to adopt SFAS 161 effective January 1, 2009. We do not expect any effect to our financial statements upon initial adoption since SFAS 161 only addresses footnote disclosure requirements.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007 Restated	2008	2007 Restated
Interest Income -
Federal Funds sold	$40	$149	$107	$269
Investment securities -
Trading	10	8	21	16
Available-for-sale	6	37	12	76
Held-to-maturity	155	154	302	311

Total Investment securities	171	199	335	403

Advances	278	308	616	621

MPF Loans held in portfolio	422	475	860	960
Less: Credit enhancement fees paid	(8)	(9)	(17)	(19)

MPF Loans held in portfolio, net	414	466	843	941

Total interest income	903	1,122	1,901	2,234

Interest Expense -
Deposits	5	12	14	28
Securities sold under agreements to repurchase	12	25	31	49
Consolidated obligation -
Discount notes	99	173	236	336
Bonds	750	826	1,538	1,648

Total consolidated obligations	849	999	1,774	1,984

Subordinated notes	15	15	29	29

Total interest expense	881	1,051	1,848	2,090

Net interest income before provision for credit losses	22	71	53	144
Provision for credit losses	-	-	-	-

Net interest income	$22	$71	$53	$144

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

Securities issued by GSEs are not guaranteed by the United States government. For accounting policies concerning our investment securities see Note 7 on page F-11 in our 2007 Form 10-K.

The following table presents the fair value of trading securities, including Mortgage-Backed Securities (“MBS”) as of the dates indicated:

	June 30, 2008	December 31, 2007
Non-MBS:
Government-sponsored enterprises	$821	$802
Consolidated obligations of other FHLBs	25	25

Total non-MBS	846	827

MBS:
Government- sponsored enterprises	25	28
Government- guaranteed	5	5
Private issue MBS	-	3

Total MBS	30	36

Total trading securities	$876	$863

Maturity Terms

The following table presents the amortized cost and fair value of available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities by contractual maturity as of June 30, 2008. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees.

	Available-For-Sale		Held-To-Maturity
June 30, 2008	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS Year of Maturity:
Due in one year or less	$-	$-	$2,676	$2,677
One year to five years	162	166	417	412
Five years to ten years	61	61	55	54
Due after ten years	-	-	57	57

Total non-MBS	223	227	3,205	3,200
Total MBS	543	450	11,841	11,497

Total	$766	$677	$15,046	$14,697

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of AFS and HTM securities as of the dates indicated.

	Available-For-Sale				Held-to-Maturity
June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Commercial paper	$-	$-	$-	$-	$2,167	$-	$-	$2,167
Government-sponsored enterprises	223	4	-	227	412	-	(5)	407
State or local housing agency obligations	-	-	-	-	53	-	-	53
Small Business Administration/ Small Business Investment Companies	-	-	-	-	573	1	(1)	573

Total non-MBS	223	4	-	227	3,205	1	(6)	3,200

MBS:
Government- sponsored enterprises	325	1	(1)	325	7,300	62	(52)	7,310
Government- guaranteed	-	-	-	-	19	-	-	19
MPF Shared Funding	-	-	-	-	317	-	(13)	304
Private issue	218	-	(93)	125	4,205	7	(348)	3,864

Total MBS	543	1	(94)	450	11,841	69	(413)	11,497

Total	$766	$5	$(94)	$677	$15,046	$70	$(419)	$14,697

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

	Available-For-Sale				Held-to-Maturity
December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Commercial paper	$-	$-	$-	$-	$1,172	$-	$-	$1,172
Government-sponsored enterprises	656	4	-	660	-	-	-	-
State or local housing agency obligations	-	-	-	-	56	-	-	56
Small Business Administration/ Small Business Investment Companies	-	-	-	-	508	3	-	511

Total non-MBS	656	4	-	660	1,736	3	-	1,739

MBS:
Government- sponsored enterprises	60	-	(2)	58	4,846	50	(29)	4,867
Government- guaranteed	-	-	-	-	22	-	-	22
MPF Shared Funding	-	-	-	-	333	-	(9)	324
Private issue	238	-	(15)	223	4,544	48	(34)	4,558

Total MBS	298	-	(17)	281	9,745	98	(72)	9,771

Total	$954	$4	$(17)	$941	$11,481	$101	$(72)	$11,510

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

In addition, if the investment security has been previously written down, we subsequently apply EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 requires recognition of other-than-temporary impairment if an adverse change in estimated cash flows has occurred and the fair value of the investment security has declined below its reference amount (the reference amount is defined as equal to the initial investment less cash received to date less other-than-temporary impairments recognized to date plus the yield accreted to date). EITF 99-20 also requires that any subsequent favorable or adverse change in estimated cash flows needs to be accounted for as a prospective yield adjustment to these securities.

Available-for-Sale

Our AFS portfolio at June 30, 2008 includes AAA rated private issue MBS with a fair value of $125 million, some of which had been placed on negative watch by

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

S&P, Moody’s, or Fitch. The underlying mortgages collateralizing these securities are considered non-traditional. As of June 30, 2008, these private issue MBS have experienced a temporary decrease in fair value of $93 million due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. These securities had fair values ranging from 54% to 91% of their amortized cost bases. One of these securities had an unrealized loss of $7 million aged greater than 12 months.

We performed an impairment analysis of this portfolio at June 30, 2008 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities. Based on this analysis, we do not believe any other-than-temporary impairment existed with respect to our AFS investment securities as of June 30, 2008. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to recovery in fair value.

Subsequent to June 30, 2008 through July 31, 2008, private issue MBS in our AFS portfolio with a fair value of $24 million were downgraded from AAA to AA by at least one credit rating agency.

Held-to-Maturity

Our HTM portfolio had gross unrealized losses of $419 million at June 30, 2008. This amount does not include unrealized losses on securities transferred from the AFS portfolio on December 27, 2007, because the transfer was recorded at fair value. At that time a $138 million unrealized loss was recorded in accumulated Other Comprehensive Income (Loss) (“OCI”) and is being amortized over the remaining life of the securities as a yield adjustment, offset by the interest income accretion related to the discount on the transferred securities. However, OCI on these securities is recognized immediately into earnings if an impairment charge is realized. In the second quarter and first six months of 2008, we recognized $9 million and $22 million from OCI into realized loss on HTM securities due to other-than-temporary impairment. Net of these impairment charges and amortization, the remaining balance in accumulated OCI at June 30, 2008 on these transferred securities was $99 million.

Included in the $419 million of gross unrealized losses on HTM securities at June 30, 2008 was $103 million of unrealized losses that have existed for a period greater than 12 months. All HTM securities with unrealized losses greater than 12 months had fair values ranging from 74% to 99% of their respective amortized cost bases.

Our HTM portfolio at June 30, 2008 includes $4.2 billion of private issue MBS. The majority of underlying mortgages collateralizing these securities are sub-prime or non-traditional. This portfolio had gross unrealized losses of $348 million at June 30, 2008. We performed an impairment analysis of this portfolio at June 30, 2008 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities.

In the second quarter and first six months of 2008, we recognized an other-than-temporary impairment loss of $30 million and $63 million related to MBS instruments in our HTM portfolio. The securities impaired in the second quarter had a fair value of $94 million at June 30, 2008.

As of June 30, 2008, the lowest ratings by S&P, Moody’s, or Fitch on these other-than-temporarily impaired securities ranged from B to AAA. Subsequent to June 30, 2008 through July 31, 2008, no additional securities were further downgraded. All other securities in our HTM portfolio were rated BBB or higher at July 31, 2008.

The remainder of the HTM portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as we have the intent and ability to hold these investments to maturity and we expect to collect all contractual principal and interest.

Gains and Losses on Trading and AFS Securities

The net gain (loss) on trading securities for the periods indicated, were as follows:

Three months ended June 30,	2008	2007
Net realized gain (loss)	$-	$(1)
Net unrealized gain (loss)	(15)	(9)

Net gain (loss) on trading securities	$(15)	$(10)

Six months ended June 30,
Net realized gain (loss)	$-	$(1)
Net unrealized gain (loss)	-	(7)

Net gain (loss) on trading securities	$-	$(8)

We had no realized gains or losses from the sales of AFS securities in the first six months of 2008, and less than $1 million gain for the same period in 2007.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

For accounting policies concerning advances see Note 8 on page F-15 in our 2007 Form 10-K. At June 30, 2008 we had advances outstanding to members at interest rates ranging from 1.64% to 8.47%. The following table presents our advances by maturity or redemption terms:

Maturity or Redemption Terms

June 30, 2008	Amount	Weighted Average Interest Rate	Next Maturity or Put Date
Due in one year or less	$11,241	3.18%	$15,937
One to two years	8,198	3.64%	8,534
Two to three years	3,397	4.03%	3,082
Three to four years	1,838	4.15%	2,031
Four to five years	1,940	3.82%	1,395
Thereafter	7,896	3.53%	3,531

Total par value	34,510	3.54%	$34,510

SFAS 133 hedging adjustments	169

Total advances	$34,679

Some of our advances are concentrated with commercial banks and thrift members that individually borrowed 10% or more of our total advances. We had $4.4 billion of outstanding advances at June 30, 2008 and $4.1 billion at December 31, 2007 to LaSalle Bank, N.A., a subsidiary of Bank of America Corporation, which represented 13% and 14% of total advances outstanding with no other member over 10%. We held sufficient collateral to cover the par value of these advances and do not expect to incur any credit losses.

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

Effective August 1, 2008, we no longer purchase MPF Loans from PFIs under the MPF Program except for non-material amounts of MPF Loans related to previous commitments and our affordable housing program. MPF Loans purchased from Chicago PFIs starting August 1, 2008 through October 31, 2008 are expected to primarily be held as investments by other FHLBs participating in the MPF Program.

The following table summarizes MPF Loan information as of the dates indicated:

	June 30, 2008	December 31, 2007
MPF Loans - single-family
Medium term: [1]
Conventional	$10,489	$10,941
Government [3]	250	274

Total medium term	10,739	11,215

Long term: [2]
Conventional	18,706	18,875
Government [3]	4,071	4,277

Total long term	22,777	23,152

Total par value	33,516	34,367
Agent fees, premium (discount)	165	177
Loan commitment basis adjustment	(17)	(12)
SFAS 133 hedging adjustments	100	92
Receivable from future performance credit enhancement fees	1	1
Allowance for loan loss	(2)	(2)

Total MPF Loans held in portfolio, net	$33,763	$34,623

[1]	The original term to maturity is 15 years or less.
[2]	The original term to maturity is greater than 15 years.
[3]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

MPF Loans are placed on non-performing (non-accrual) status when it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection. We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. We had $13 million and $12 million of MPF Loans on non-performing status at June 30, 2008 and December 31, 2007.

MPF Loans that are on non-performing status and that are viewed as collateral-dependent loans are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

by the sale of the underlying property, and there is no other available and reliable source of repayment. We had impaired MPF Loans of $9 million and $7 million at June 30, 2008 and December 31, 2007. We had no allowance for losses allocated to these loans at either date.

The average balance for impaired MPF Loans was $8 million for the three and six months ended June 30, 2008 and $3 million for the three and six months ended June 30, 2007. Interest income recognized on impaired MPF Loans was less than $1 million for all periods presented.

When assets have been received in satisfaction of debt, or as a result of actual foreclosures and in-substance foreclosures, MPF Loans are reclassified at fair value as real estate owned in other assets. We had $31 million and $29 million in MPF Loans classified as real estate owned in other assets, which had been foreclosed but not yet liquidated at June 30, 2008 and December 31, 2007. For further detail on MPF Loans classified as non-performing, impaired, or real estate owned see Note 9 on page F-16 in our 2007 Form 10-K.

Note 8 – Consolidated Obligations

For accounting policies, the description of interest rate payment terms, and other additional information concerning consolidated obligations, see Note 14 on page F-20 in our 2007 Form 10-K.

The following table presents interest rate payment terms at the time of issuance for the types of consolidated obligation bonds for which we are the primary obligor as of the dates indicated.

	June 30, 2008	December 31, 2007
Consolidated obligation bonds:
Fixed-rate non-callable	$42,523	$37,875
Fixed-rate callable	22,211	23,485
Floating-rate	1,826	1,025
Step-up	150	150
Inverse floating-rate	50	50
Zero coupon	-	1,500

Total par value	66,760	64,085
Bond discounts, net	(36)	(1,256)
SFAS 133 hedging adjustments	(199)	(187)

Total consolidated obligation bonds	$66,525	$62,642

The following table summarizes our consolidated obligation discount notes outstanding as of the dates indicated. Discount notes have terms ranging from one day to one year in length.

	June 30, 2008	December 31, 2007
Par value outstanding	$19,437	$19,093
Carrying value outstanding	$19,398	$19,057
Weighted average rate at period-end	2.12%	3.75%
Daily average outstanding for the period	$16,570	$14,786
Weighted average rate for the period	2.85%	4.76%
Highest outstanding at any month-end	$19,398	$19,165

The following table summarizes consolidated obligation bonds for which we were the primary obligor by maturity or redemption terms at June 30, 2008:

Maturity or Redemption Terms

	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$14,259	3.40%	$28,430
One to two years	9,614	4.51%	10,454
Two to three years	7,089	4.38%	6,512
Three to four years	5,247	5.16%	4,397
Four to five years	7,440	4.37%	4,557
More than five years	23,111	5.27%	12,410

Total par value	66,760	4.56%	$66,760

Bond discounts, net	(36)
SFAS 133 hedging adjustments	(199)

Total consolidated obligation bonds	$66,525

Note 9 – Subordinated Notes

Subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, including deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs (for which we are jointly and severally liable). With respect to consolidated obligations for which we are jointly and severally liable, we may, under certain circumstances, (1) have immediate payment obligations and (2) be designated as primary obligor. For further description of our subordinated notes see Note 15 on page F-22 in our 2007 Form 10-K.

We are permitted to include a percentage of the outstanding principal amount of the subordinated notes (the “Designated Amount”) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and in calculating our maximum permissible holdings of MBS, and unsecured credit,

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

subject to 20% annual phase-outs beginning in the sixth year following issuance. Currently, 100% of the $1 billion outstanding subordinated notes are considered the Designated Amount, with the first 20% annual phase-out beginning on June 14, 2011.

Note 10 – Capital Stock and Mandatorily Redeemable Capital Stock

For accounting policies and other matters concerning capital stock and mandatorily redeemable capital stock, see Note 18 on page F-24 in our 2007 Form 10-K.

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings. No members had concentrations of capital stock greater than or equal to 10% of total capital stock at June 30, 2008 or December 31, 2007.

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

The C&D Order we entered into with the Finance Board on October 10, 2007 includes an additional minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we continue to include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. Our non-mortgage assets on an average monthly basis were below 11% at both June 30, 2008 and December 31, 2007, thus we were subject to the 4.50% ratio at both dates.

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Regulatory Capital
	Requirement in effect		Actual
	Ratio	Amount	Ratio	Amount
June 30, 2008	4.50%	$4,177	4.56%	$4,235

December 31, 2007	4.50%	$4,009	4.87%	$4,342

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At June 30, 2008 and December 31, 2007 we had an aggregate amount of $3.728 billion and $3.683 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

The following table summarizes the number of members for which we reclassified their stock as mandatorily redeemable capital stock (“MRCS”) and the number of former members for which we completed redemptions of their mandatorily redeemable capital stock during the periods indicated:

Three months ended June 30,	2008	2007
Number of members with MRCS, beginning of period	15	8
Members reclassified to MRCS due to -
Withdrawal	3	2
Merger / other	1	1
Completed redemptions	-	-

Number of members, end of period	19	11

Six months ended June 30,
Number of members with MRCS, beginning of period	12	7
Members reclassified to MRCS due to -
Withdrawal	5	3
Merger / other	7	5
Completed redemptions	(5)	(4)

Number of members, end of period	19	11

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents MRCS activity and capital stock redemptions for the periods indicated:

Three months ended June 30,	2008	2007
Balance, beginning of period	$176	$14
Capital stock reclassified to MRCS due to-
Withdrawal	4	4
Merger / other	-	1
Redemptions of MRCS	-	-

Balance, end of period	$180	$19

Six months ended June 30,
Balance, beginning of period	$22	$14
Capital stock reclassified to MRCS due to-
Withdrawal	13	4
Merger / other	152	3
Redemptions of MRCS	(7)	(2)

Balance, end of period	$180	$19

On July 24, 2008, the Finance Board amended the C&D Order to allow us to repurchase or redeem capital stock from members in connection with new incremental purchases of capital stock to support increased borrowing through advances. Specifically, under the C&D Order, as amended, we may repurchase or redeem any capital stock upon the following conditions:

•	the capital stock was issued on or after July 24, 2008;

•

the stock was issued solely in order to allow a member to obtain a new advance, provided that such member’s aggregate outstanding advances do not exceed 20 times the amount of Bank capital stock held by such member as required by the FHLB Act;

•	the member has repaid in full the advance that was obtained using the newly issued capital stock;

•	subsequent to the redemption or repurchase of the newly issued stock, we remain in compliance with any applicable minimum capital requirement; and

•	the redemption or repurchase does not otherwise cause us to violate a provision of the FHLB Act.

Notwithstanding the above, the amended C&D Order provides that the OS Director may direct us not to redeem or repurchase stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining capital adequacy and continued safe and sound operations. Such action by the OS Director would not preclude redemption or repurchase of stock issued prior to the date on which the OS Director takes such action.

Under the terms of the C&D Order, as amended, except as discussed above, any other capital stock repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require approval of the OS Director. On April 24, 2008, we received a letter from the OS Director denying our request to redeem capital stock totaling $8 million in connection with seven membership withdrawals or other terminations. We do not believe this denial affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this denial delays the timing of an eventual mandatory redemption.

Note 11 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated Other Comprehensive Income (“OCI”) (loss) for the periods indicated:

	Accumulated OCI (loss)
	AFS	HTM [1]	Cash flow hedges	Retirement plans	Total
Balance, December 31, 2006	$(8)	$-	$(99)	$(3)	$(110)
Net unrealized gain (loss)	(3)	-	(9)	-	(12)
Loss recognized into net income	-	-	2	-	2

Net change	(3)	-	(7)	-	(10)

Balance, June 30, 2007	$(11)	$-	$(106)	$(3)	$(120)

Balance, December 31, 2007	$(13)	$(138)	$(98)	$(2)	$(251)
Net unrealized gain (loss)	(76)	-	7	1	(68)
Loss recognized into net income	-	39	18	-	57

Net change	(76)	39	25	1	(11)

Balance, June 30, 2008	$(89)	$(99)	$(73)	$(1)	$(262)

[1]

On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from AFS to HTM. The $138 million unrealized loss recorded in accumulated OCI at that time is being amortized as a loss into net income (loss) over the remaining life of the securities as a yield adjustment, offset by the interest income accretion related to the discount on the transferred securities. In addition, other than temporary impairments on these securities have also been recognized. See Held-to-Maturity in Note 5 for details.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Derivatives and Hedging Activities

For accounting policies concerning derivatives and hedging activities see Note 22 on page F-31 in our 2007 Form 10-K.

We recorded a net gain (loss) on derivatives and hedging activities in non-interest income for the periods indicated as follows:

Three months ended June 30,	2008	2007
Fair value hedge ineffectiveness	$(12)	$(6)
Gain (loss) on economic hedges	(8)	12
Cash flow hedge ineffectiveness	-	-

Net gain (loss) on derivatives and hedging activities	$(20)	$6

Six months ended June 30,
Fair value hedge ineffectiveness	$(32)	$(15)
Gain (loss) on economic hedges	(50)	8
Cash flow hedge ineffectiveness	-	-

Net gain (loss) on derivatives and hedging activities	$(82)	$(7)

Over the next 12 months it is expected that $21 million recorded in OCI on June 30, 2008, will be recognized as a reduction to net interest income. The maximum length of time over which we are hedging our exposure to variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is five years.

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at the dates indicated:

	June 30, 2008		December 31, 2007 [1]
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps:
Fair value	$27,352	$(214)	$29,307	$(270)
Cash flow	475	4	410	(7)
Economic	1,038	(14)	1,495	(30)

Total	28,865	(224)	31,212	(307)

Interest rate swaptions:
Fair value	2,402	42	4,113	70
Economic	6,060	14	4,970	36

Total	8,462	56	9,083	106

Interest rate caps/floors:
Cash flow	2,975	157	3,375	161
Economic	8	-	8	-

Total	2,983	157	3,383	161

Interest rate futures/TBAs:
Fair value	1,338	-	1,216	(3)
Economic	534	-	-	-

Total	1,872	-	1,216	(3)

Delivery commitments of MPF Loans:
Economic	69	-	54	1

Total	$42,251	(11)	$44,948	(42)

Accrued interest, net at period end		(35)		(12)
Cash Collateral		(114)		(67)

Net derivative balance		$(160)		$(121)

Derivative assets		$26		$111
Derivative liabilities		(186)		(232)

Net derivative balance		$(160)		$(121)

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivatives that have a net positive fair value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged. At June 30, 2008 and December 31, 2007, our maximum credit risk as defined above was $26 million and $111 million.

Note 13 – Fair Value Measurements

As discussed in Note 3 – Accounting and Reporting Developments, we adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 159 had no initial effect on adoption since we did not elect the fair value option for any existing asset or liability. Further, we did not elect the fair value option for any financial assets originated or purchased and liabilities issued through June 30, 2008.

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

Currently, we present investment securities classified as AFS and trading and all derivatives, both assets and liabilities, in the statements of condition at fair value on a recurring basis. We also present an inverse floating rate consolidated obligation bond at fair value because its full fair value is being hedged by a derivative. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to the models.

Fair Value Hierarchy

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

Level 2:

Our Level 2 category includes certain debt instruments issued by U.S. government-sponsored enterprises and certain mortgage-backed debt securities issued by government-sponsored enterprises that trade in liquid over-the-counter markets.

Level 3:

At January 1, 2008, our Level 3 category included certain privately issued MBS investments held in our AFS portfolio that are backed by non-traditional mortgage loans and an inverse floating rate consolidated obligation bond along with the derivative asset hedging that bond. Our Level 3

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

instruments represent 12% of our total assets carried at fair value at June 30, 2008. There were no transfers in or out of the Level 3 category during the six months ended June 30, 2008.

Fair Value Methodology

Described below is our fair value measurement methodologies for assets and liabilities measured or disclosed at fair value. Such methodologies were applied to all of the assets and liabilities carried or disclosed at fair value.

Investment Securities – Fair values of our investment securities that are actively traded by market participants in the secondary market are determined based on market-based prices. Our principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. We have evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. Further, we have developed an internal, independent price verification function that reviews valuations used for financial reporting.

Derivatives – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We, and each derivative counterparty, have bilateral collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at June 30, 2008 and December 31, 2007.

Consolidated Obligation Bond – We use an internal valuation model to arrive at the fair value of our inverse floating rate consolidated obligation bond. Its fair value is determined based on the income approach. The income approach uses valuation techniques to convert future amounts to a single present value discounted amount. The measurement is based on the value indicated by current market expectations about those future amounts. In this regard, our internal model discounts anticipated cash flows using the appropriate independent market rate based on the underlying terms of the consolidated obligation bond. Our valuation takes into consideration any credit valuation adjustment. The valuation model is based on an external consolidated obligation curve that reflects trading activities and any potential adjustments for our credit rating.

The following table presents financial assets and financial liabilities measured at fair value on a recurring basis:

As of June 30, 2008	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets:
Trading securities	$-	$876	$-	$-	$876
AFS	-	552	125	-	677
Derivative assets	1	120	19	(114)	26

Total assets at fair value	$1	$1,548	$144	$(114)	$1,579

Liabilities:
Consolidated obligation bonds	$-	$-	$68	$-	$68
Derivative Liabilities	1	185	-	-	186

Total liabilities at fair value	$1	$185	$68	$-	$254

[1]

Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents a reconciliation of certain privately issued MBS classified as AFS that are measured at fair value on the statements of condition using Level 3 inputs for the six months ended June 30, 2008:

	AFS securities	Derivative assets	Consolidated obligation bonds
Beginning Balance, December 31, 2007	$222	$20	$(69)
Effect of SFAS 157 and 159 adoption	-	-	-

Adjusted Balance	222	20	(69)
Total gains (losses) realized and unrealized:
Included in net gains (losses) on changes in fair value	-	(1)	1
Included in OCI	(97)	-	-
Purchases, sales, issuances and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-

Ending Balance at June 30, 2008	$125	$19	$(68)

Total amount of gains (losses) recognized in net income (loss) for the period	$-	$(1)	$1

Assets Measured at Fair Value on a Non-recurring Basis

Certain held-to-maturity investment securities are measured at fair value on a non-recurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment). The following table presents these investment securities by level within the SFAS 157 valuation hierarchy as of June 30, 2008, for which a non-recurring change in fair value has been recorded during the three months ended June 30, 2008.

	Fair Value as of June 30, 2008 Using			For the Three Months Ended June 30, 2008 (Loss)
	Level 1	Level 2	Level 3
Assets:
HTM Securities	$-	$-	$94	$(30)

Non-recurring fair value measurement

In accordance with the provisions of FSP FAS 115-1 held-to-maturity investment securities with a carrying amount of $124 million were written down to their fair value of $94 million, resulting in an other than temporary impairment charge of $30 million, which was included in earnings for the second quarter of 2008.

The principal markets for these HTM securities are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. As a result of the lack of liquidity in the principal market we believe that the fair value of these investments is Level 3 in the fair value hierarchy.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying values and estimated fair values of our financial instruments at June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008			December 31, 2007 [1]
	Carrying Value	Unrecognized Gain or (Loss)	Fair Value	Carrying Value	Unrecognized Gain or (Loss)	Fair Value
Financial Assets
Cash and due from banks	$18	$-	$18	$17	$-	$17
Federal Funds sold and securities purchased under agreements to resell	7,265	-	7,265	10,286	-	10,286
Trading securities	876	-	876	863	-	863
Available-for-sale securities	677	-	677	941	-	941
Held-to-maturity securities	15,046	(349)	14,697	11,481	29	11,510
Advances	34,679	87	34,766	30,221	160	30,381
MPF Loans held in portfolio, net	33,763	(710)	33,053	34,623	(387)	34,236
Accrued interest receivable	357	-	357	364	-	364
Derivative assets	26	-	26	111	-	111

Total Financial Assets	$92,707	$(972)	$91,735	$88,907	$(198)	$88,709

Financial Liabilities
Deposits	$(808)	$-	$(808)	$(1,089)	$-	$(1,089)
Securities sold under agreements to repurchase	(1,200)	(53)	(1,253)	(1,200)	(72)	(1,272)
Consolidated obligations -
Discount notes	(19,398)	5	(19,393)	(19,057)	1	(19,056)
Bonds	(66,525)	(910)	(67,435)	(62,642)	(1,322)	(63,964)
Accrued interest payable	(641)	-	(641)	(605)	-	(605)
Mandatorily redeemable capital stock	(180)	-	(180)	(22)	-	(22)
Derivative liabilities	(186)	-	(186)	(232)	-	(232)
Subordinated notes	(1,000)	9	(991)	(1,000)	(75)	(1,075)

Total Financial Liabilities	$(89,938)	$(949)	$(90,887)	$(85,847)	$(1,468)	$(87,315)

[1]

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for detail.

There are inherent limitations in any estimation technique or valuation methodology. Determining the fair values of financial instruments requires the use of judgment. For example, because an active secondary market does not exist for some of our financial instruments in certain cases, fair values are not subject to precise quantification or verification. Their values may change as economic and market factors change and as the evaluation of those factors change. Therefore, estimated fair values may not be necessarily indicative of the amounts that would be realized in current market transactions.

Note 14 – Commitments and Contingencies

For further details on commitments and contingencies, see Note 25 on page F-39 in our 2007 Form 10-K.

Consolidated obligations are recorded on a settlement date basis. We record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of these consolidated obligations. For these issuances, we are designated as the primary obligor. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. No liability has been recorded for the joint and several obligations related to other FHLBs’ primary obligation on consolidated obligations.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The par value of outstanding consolidated obligations for the FHLBs was $1.255 trillion and $1.190 trillion at June 30, 2008 and December 31, 2007. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board.

Our commitments at the dates shown were as follows:

	June 30, 2008	December 31, 2007
Standby letters of credit	$595	$501
Advance Commitments	40	-
Delivery Commitments for MPF Loans	94	80
Standby bond purchase agreements	244	250
Consolidated obligation bonds traded, but not settled	315	400
Unconditional software license renewal fees	4	4

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

	June 30, 2008	December 31, 2007
Assets-
Advances	$1,089	$1,113
Interest receivable - advances	4	4

Liabilities-
Deposits	$45	$247
Derivative liabilities	-	1

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition as of the dates indicated:

	June 30, 2008	December 31, 2007
Assets-
Investment securities-trading	$25	$25
Accounts receivable	-	1

Liabilities-
Deposits	$7	$9

Trading Securities consisted of consolidated obligations of the FHLB of Dallas and San Francisco of $19 million and $6 million at both June 30, 2008 and December 31, 2007.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize transactions we had with other FHLBs as reported in the statements of income for the periods indicated:

Three months ended June 30,	2008	2007
Other Income - MPF Program transaction service fees	$2	$1

Six months ended June 30,
Other Income - MPF Program transaction service fees	$3	$2

The following tables summarize transactions we had with other FHLBs as reported in the statements of cash flows for the periods indicated:

Three months ended June 30,	2008	2007
Investing activities
Purchase of MPF Loan participations from other FHLBs	$-	$23

Financing activities
Net change in deposits	$(1)	$1
Transfer of consolidated obligation bonds to other FHLBs	$-	$(85)

Six months ended June 30,	2008	2007
Investing activities
Purchase of MPF Loan participations from other FHLBs	$9	$44

Financing activities
Net change in deposits	$(2)	$1
Transfer of consolidated obligation bonds to other FHLBs	$-	$(85)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; economic and market conditions, including the timing and volume of market activity, inflation/deflation, and the size and volatility of the residential mortgage market; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; competitive forces, including the availability of other sources of funding for our members; changes to our capital structure from a new capital plan resulting from our submission to the Finance Board in response to the C&D Order; increased expenses for consultant studies related to our risk management policies; our ability to attract and retain skilled employees; changes implemented by our new regulator and changes in the FHLB Act or applicable regulations as a result of the recent enactment of the “Housing and Economic Recovery Act of 2008” or otherwise; the impact of new business strategies to develop off-balance-sheet capabilities to fund MPF assets; the possibility that MPF Loan deliveries by our PFIs may exceed commitments from other FHLBs to acquire such loans; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules; and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in this Form 10-Q on page 59 and in our 2007 Form 10-K on page 16. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Explanatory Note

In the third quarter of 2007, we identified an accounting error related to certain FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) long-haul fair value hedge relationships of advances and consolidated obligations that were hedged at values other than par at hedge inception. Consequently, we restated our previously issued quarterly financial statements presented herein. For the second quarter 2007, we also corrected another immaterial error that had been previously recorded on a cumulative basis by reversing and recording it in the correct period. See Note 1 to the financial statements – Restatement, for the impact on our previously reported results.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for detail.

	Three months ended					Six months ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007 Restated	June 30, 2008	June 30, 2007 Restated
Selected statements of income data
Interest income	$903	$998	$1,100	$1,145	$1,122	$1,901	$2,234
Net interest income	22	31	52	65	71	53	144
Non-interest income (loss)	(63)	(78)	17	(2)	(2)	(141)	(12)
Non-interest expense	33	31	39	31	32	64	61
Assessments	-	-	8	8	10	-	19
Net income (loss)	(74)	(78)	22	24	27	(152)	52

Selected ratios and data-annualized
Net income (loss) to average assets	-0.33%	-0.35%	0.10%	0.11%	0.12%	-0.34%	0.12%
Return on average equity	-10.31%	-10.36%	2.84%	3.08%	3.45%	-10.34%	3.35%
Total average equity to average assets	3.16%	3.42%	3.54%	3.53%	3.58%	3.29%	3.55%
Non-interest expense to average assets	0.15%	0.14%	0.18%	0.14%	0.15%	0.14%	0.14%
Interest spread between yields on interest-earning assets and liabilities	-0.05%	-0.01%	0.05%	0.11%	0.14%	-0.03%	0.14%

Net interest margin on interest-earning assets	0.10%	0.14%	0.24%	0.30%	0.32%	0.12%	0.33%

Dividends declared [1]	$-	$-	$-	$19	$18	$-	$39

Annualized dividend rate declared	0.00%	0.00%	0.00%	2.80%	2.80%	0.00%	2.95%

Dividend payout ratio [2]	0%	0%	0%	79%	67%	0%	75%
[1]	For further information regarding dividends, see Retained Earnings & Dividends on page 45.
[2]	The dividend payout ratio in this table equals the dividend declared in the quarter divided by net income for the same quarter.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007 Restated
Selected statements of condition data
Federal Funds sold	$7,265	$6,899	$10,286	$14,927	$12,826
Investment securities	16,599	12,946	13,285	14,247	15,532
Advances	34,679	32,662	30,221	24,531	23,836
MPF Loans held in portfolio, net of allowance for loan losses	33,763	34,508	34,623	35,123	35,963
Total assets	92,827	87,596	89,027	89,356	88,710
Total consolidated obligations, net [1]	85,923	79,145	81,699	82,053	81,483
Total liabilities	90,034	84,692	85,958	86,226	85,561
Total capital	2,793	2,904	3,069	3,130	3,149

Other selected data
Regulatory capital and Designated Amount of subordinated notes	$4,235	$4,282	$4,342	$4,309	$4,288
Regulatory capital to assets ratio [2]	4.56%	4.89%	4.87%	4.82%	4.83%
All FHLBs consolidated obligations outstanding (par) [3]	$1,255,475	$1,220,431	$1,189,706	$1,148,572	$970,857
Number of members	825	831	841	851	852
Number of advance borrowers [4]	571	573	569	587	579
Headcount (full-time)	315	325	337	346	371
Headcount (part-time)	9	5	6	7	7

[1]	Total consolidated obligations, net, represents the consolidated obligations for which we are the primary obligor.
[2]	The regulatory capital to assets ratio is calculated as follows: regulatory capital plus the Designated Amount of subordinated notes divided by total assets.
[3]	We are jointly and severally liable for the consolidated obligations of the other FHLBs. See Note 8 to the financial statements – Consolidated Obligations.
[4]	Advance borrowers are members or former members that have an outstanding advance in the period.

Executive Summary

The business and economic conditions in the housing and financial markets continued to challenge us and our members during the second quarter of 2008. We recorded a net loss of $74 million for the quarter ending June 30, 2008, compared to a net loss of $78 million in the previous quarter. However, we have made important changes in our business practices that have begun to have a positive impact on our net interest income; we expect that these changes will continue to reverse the negative trend in our net interest income and improve future earnings. In particular, while our net interest income has decreased during the second quarter of 2008 compared to the first quarter of 2008, the level of decrease was not as significant as previous quarters. This was due in part to changes in our funding and asset strategies that helped to stabilize our net interest income in the latter part of the second quarter.

During the quarter, we again proved to be an important source of liquidity to many of our members. Total advances at quarter-end were $34.7 billion, up 6% from the previous quarter-end level of $32.7 billion and 15% over the year-end 2007. In the second quarter alone, more than 30% of our 825 members took out new advances. During the first half of 2008, more than three-quarters of our members had outstanding advances and two-thirds of the dollar amount of advances outstanding at June 30, 2008 had terms greater than one year.

Total MPF Loans held were $33.8 billion at the quarter –end compared to $34.5 billion at the end of the first quarter and $34.6 billion at December 31, 2007. We continued to purchase MPF Loans during the second quarter; however, this is the first quarter since 2002 that total advances were greater than MPF Loans. We expect MPF assets to continue to decrease as the existing portfolio pays down and we implement an off-balance-sheet MPF product funded by one or more investors outside the FHLB System.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Summary of Financial Results

The $74 million net loss for the second quarter of 2008 is primarily attributable to the following factors:

Net interest income decreased to $22 million from $71 million in the second quarter of 2007 because of the negative spreads between our assets and liabilities due to higher cost debt funding MPF Loans and the amortization of prior period hedging costs. One of our priorities during the second quarter of 2008 was to rebalance our debt portfolio to reduce interest expense while maintaining a prudent risk management profile. In 2007, we had funded a portion of the MPF Loan portfolio with callable debt as previous debt matured to limit interest rate risk exposures. The interest rates of this longer-term callable debt, as well as the rates of some non-callable debt, were significantly higher than the maturing debt. As a result of our new strategy, we have begun to call higher-cost debt when we are able, and have replaced it with lower-cost instruments, which should contribute to increases in net interest income in future periods. In addition, we have continued to purchase government agency MBS which we believe will lead to an increase in our net interest income.

Derivative and hedging costs, and the change in fair value of trading securities, were $35 million in the second quarter 2008, an increase of $31 million from the second quarter of 2007. The increase in costs reflects significant interest rate volatility that began in the second half of 2007 and impacted the interest rate risk exposures on our MPF Loan portfolio. We anticipate that newly adopted balance sheet management practices will help to reduce future derivative and hedging costs, while helping to increase net interest income in the future. The majority of the derivative and hedging losses for the quarter occurred prior to the changes in our approach to funding and hedging.

We recognized a $30 million impairment charge on certain private issue MBS rated AAA at the time of purchase and collateralized primarily by first lien mortgages to sub-prime borrowers. For further discussion, see “Other Developments – MBS Portfolio” below.

Our non-interest expenses increased by $1 million, or 3%, to $33 million for the second quarter of 2008 from the second quarter of 2007, as reductions in ongoing operating costs were offset by additional costs for compensation and benefits associated with employee severance charges of $5 million. While it is likely we will incur additional severance charges, we believe that the reduction and realignment of staff will result in future operating efficiencies.

Hedging Costs and Market Risk

As interest rate volatility in the U.S. markets continued into the second quarter, increased derivative and hedging costs were higher compared to the second quarter of 2007 and contributed significantly to our loss for the quarter. Total derivative and hedging costs and the change in fair value of trading securities combined were $35 million, compared to $4 million in the second quarter of 2007 and $47 million in the first quarter of 2008. While market interest rates have been volatile, mortgage rates increased during the second quarter, which helped to reduce our total hedging costs compared to the first quarter of 2008, as MPF Loan prepayment risks decreased. Also, we reduced our reliance on stand-alone derivatives to manage our interest rate exposures which helped to reduce our hedging costs. Finally, we reduced the level of callable debt outstanding compared to the first quarter and called certain higher-cost debt and replaced it with lower-cost funds.

We continue to evaluate our hedging policies and practices in an effort to reduce hedging costs and lessen the potential negative impact on earnings while maintaining a prudent approach to managing our market risk. We recently received authorization from the OS Director to implement certain short term tactical changes to our market risk management practices. See Market Risk on page 56 in this Form 10-Q.

MBS Portfolio

Our second quarter results reflect an other-than-temporary impairment charge of $30 million related to certain private issue MBS. The charge is the difference between the carrying value of the securities and their current fair value. We expect to recover the majority of these losses as increases to net interest income in future periods as we receive expected future cash flows. We stopped purchasing private issue MBS at the beginning of 2008 and have restricted future purchases to government agency MBS.

MPF Program

Effective August 1, 2008, we no longer purchase MPF Loans from PFIs under the MPF Program except for non-material amounts of MPF Loans related to previous commitments and our affordable housing program. MPF Loans purchased from Chicago PFIs starting August 1, 2008 through October 31, 2008 are expected to primarily be held as investments by other FHLBs participating in the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

MPF Program. Our negotiations with potential third-party investors are progressing. We anticipate finalizing an agreement with at least one new business partner, subject to regulatory approval, that will allow PFIs to fund mortgage loans through the MPF Program infrastructure without having us incur the costs and interest rate risk of holding the loans on our balance sheet. We expect the transition to an off-balance-sheet MPF product will ultimately produce better operating results while maintaining an important source of liquidity for our members. However, there is no assurance that we will successfully implement an off-balance-sheet alternative nor can we predict the level of income that we may be able to generate under such an alternative. See “The adoption of new business strategies for the MPF Program may negatively impact our net income” on page 25 of our 2007 Form 10-K.

Legislative Changes to Regulation of GSEs

On July 30, 2008, the Housing Act was enacted into law. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The Housing Act also establishes a new regulator, the Federal Housing Finance Agency (the “FHFA”), for the FHLBs, Fannie Mae and Freddie Mac. We are currently reviewing the impact and effect of the Housing Act on the Bank’s business and operations. See Legislative Developments on page 54 in this Form 10-Q for further details.

Regulatory Developments/Capital Plan Conversion

At the request of the Finance Board, we entered into a Consent Cease and Desist Order with the Finance Board (“C&D Order”) on October 10, 2007, which places several requirements on us as further discussed in Consent Cease and Desist Order on page 15 of our 2007 Form 10-K. Under the terms of the C&D Order, any capital stock repurchases and redemptions require prior approval of the OS Director. However, on July 24, 2008, the Finance Board amended the C&D Order to allow us to repurchase or redeem capital stock from members in connection with new incremental purchases of capital stock tied to increased borrowing through advances, subject to certain conditions as further discussed in Note 10 – Capital Stock and Mandatorily Redeemable Capital Stock in this Form 10-Q.

In connection with the C&D Order requirement to submit a new capital plan, we submitted a revised capital plan to the Finance Board on April 25, 2008. We anticipate that the recently adopted GSE legislation, discussed above, which establishes the FHFA as a new regulator for the FHLBs may further delay the approval and implementation of the capital plan. As of the date of this report, the Finance Board has taken no action on our capital plan, and we cannot predict when the FHFA may do so. Once the plan is approved, we will announce the terms of the plan.

Financial Outlook

Our outlook continues to support our previous indication that we will continue to experience losses in subsequent quarters and will be unable to pay dividends at least through 2008. We continue to develop new business strategies, with goals of returning to profitability and resuming dividend payments while enhancing products and services, stabilizing our capital base, and satisfactorily addressing outstanding regulatory issues. We believe that we are currently experiencing an earnings ‘trough’ and our net income will gradually improve as a result of reduced amortization costs from prior hedging activities, lower future hedging costs, and a continued focus on reducing non-interest expense. We cannot ensure that our strategies to reduce costs will be effective, the length of time it will take to implement our strategies, or how long it may take to improve our earnings position if the strategies are effective.

A significant factor affecting our ability to generate earnings is the amount of deferred hedging costs included in other comprehensive income and other SFAS 133 hedging adjustments on MPF Loans and consolidated obligations that are expected to amortize into earnings over the next few years. See Net Interest Income on page 35 in this Form 10-Q.

In addition, credit deterioration and illiquidity in the mortgage markets may continue to negatively impact our MBS portfolio. Although our investments in private issue MBS were rated AAA at the time of purchase, we believe that future write-downs of the MBS portfolio are possible, but cannot predict when or if such write-downs will occur or the size of any such write-downs if they do occur.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Average Balances/Net Interest Margin/Rates

The following tables detail the components of net interest income for the three and six months ended June 30, 2008 and 2007. Contractual Interest and Yield/Rate are based on average amortized cost balances including premiums and discounts. Total Interest and Effective Yield/Rate includes all other components of interest, including net interest payments or receipts on derivatives, SFAS 133 amortization, prepayment fees, and credit enhancement fees. Non-accrual loans are included in average balances used to determine the yield.

		Contractual Interest				Memo: SFAS 133 Amortization
For the three months ended June 30, 2008	Average Interest Earning Balance	Income/ Expense	Yield/ Rate	Total Interest	Effective Yield/Rate
Interest Income on:
Federal Funds sold	$7,033	$40	2.23%	$40	2.23%	$-
Investments	14,509	170	4.73%	171	4.73%	-
Advances	34,124	310	3.59%	278	3.22%	1
MPF Loans	33,763	446	5.32%	414	4.90%	-

Total Interest Income	89,429	966	4.32%	903	4.02%	1

Interest Expense on:
Deposits	1,069	5	2.00%	5	2.00%	-
Securities sold under agreements to repurchase	1,201	12	4.03%	12	4.03%	-
Consolidated obligation discount notes	17,084	92	2.14%	99	2.29%	7
Consolidated obligation bonds	65,988	773	4.69%	750	4.55%	6
Mandatorily redeemable capital stock	179	-	0.00%	-	0.00%	-
Subordinated notes	1,000	15	5.68%	15	5.69%	-

Total Interest Expense	86,521	897	4.14%	881	4.07%	13

Provision for credit losses	-	-	-	-	-	-

Net Interest Income	$89,429	$69	0.31%	$22	0.10%	$(12)

Interest Spread			0.18%		-0.05%

Average interest-earning assets to interest-bearing liabilities					103.36%

For the three months ended June 30, 2007
Interest Income on:
Federal Funds sold	$11,200	$149	5.32%	$149	5.32%	$-
Investments	14,700	199	5.41%	199	5.41%	-
Advances	24,461	291	4.76%	308	5.04%	8
MPF Loans	36,285	479	5.28%	466	5.14%	2

Total Interest Income	86,646	1,118	5.16%	1,122	5.18%	10

Interest Expense on:
Deposits	978	12	4.91%	12	4.91%	-
Securities sold under agreements to repurchase	1,228	25	8.14%	25	8.14%	-
Consolidated obligation discount notes	13,161	170	5.17%	173	5.26%	3
Consolidated obligation bonds	67,014	800	4.78%	826	4.93%	5
Mandatorily redeemable capital stock	17	-	0.00%	-	0.00%	-
Subordinated notes	1,000	15	6.00%	15	6.00%	-

Total Interest Expense	83,398	1,022	4.90%	1,051	5.04%	8

Provision for credit losses	-	-	-	-	-	-

Net Interest Income	$86,646	$96	0.44%	$71	0.32%	$2

Interest Spread			0.26%		0.14%

Average interest-earning assets to interest-bearing liabilities					103.89%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

		Contractual Interest				Memo: SFAS 133 Amortization
For the six months ended June 30, 2008	Average Interest Earning Balance	Income/ Expense	Yield/ Rate	Total Interest	Effective Yield/Rate
Interest Income on:
Federal Funds sold	$7,458	$107	2.83%	$107	2.83%	$-
Investments	13,574	334	4.94%	335	4.94%	-
Advances	33,057	644	3.85%	616	3.69%	(2)
MPF Loans	33,980	899	5.32%	843	4.96%	1

Total Interest Income	88,069	1,984	4.51%	1,901	4.30%	(1)

Interest Expense on:
Deposits	1,092	14	2.53%	14	2.53%	-
Securities sold under agreements to repurchase	1,201	31	5.06%	31	5.06%	-
Consolidated obligation discount notes	16,570	223	2.67%	236	2.82%	13
Consolidated obligation bonds	65,192	1,557	4.78%	1,538	4.72%	17
Mandatorily redeemable capital stock	144	-	0.00%	-	0.00%	-
Subordinated notes	1,000	29	5.68%	29	5.69%	-

Total Interest Expense	85,199	1,854	4.35%	1,848	4.33%	30

Provision for credit losses	-	-	-	-	-	-

Net Interest Income	$88,069	$130	0.30%	$53	0.12%	$(31)

Interest Spread			0.16%		-0.03%

Average interest-earning assets to interest-bearing liabilities					103.37%

For the six months ended June 30, 2007
Interest Income on:
Federal Funds sold	$10,165	$269	5.29%	$269	5.29%	$-
Investments	14,935	403	5.40%	403	5.40%	-
Advances	24,864	586	4.71%	621	5.00%	16
MPF Loans	36,751	971	5.28%	941	5.12%	3

Total Interest Income	86,715	2,229	5.14%	2,234	5.15%	19

Interest Expense on:
Deposits	1,097	28	5.10%	28	5.10%	-
Securities sold under agreements to repurchase	1,214	49	8.07%	49	8.07%	-
Consolidated obligation discount notes	12,817	332	5.18%	336	5.24%	4
Consolidated obligation bonds	67,355	1,596	4.74%	1,648	4.89%	10
Mandatorily redeemable capital stock	16	-	0.00%	-	0.00%	-
Subordinated notes	1,000	29	5.80%	29	5.80%	-

Total Interest Expense	83,499	2,034	4.87%	2,090	5.01%	14

Provision for credit losses	-	-	-	-	-	-

Net Interest Income	$86,715	$195	0.45%	$144	0.33%	$5

Interest Spread			0.27%		0.14%

Average interest-earning assets to interest-bearing liabilities					103.85%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table details the increase or decrease in interest income and expense due to rate or volume variances. In this analysis, the change due to the combined volume/rate variance has been allocated to rate.

	Three months ended June 30			Six months ended June 30
Increase (decrease) 2008 over 2007 due to	Volume	Rate	Net Change	Volume	Rate	Net Change
Assets
Federal Funds sold	$(56)	$(53)	$(109)	$(72)	$(90)	$(162)
Total investments	(2)	(26)	(28)	(35)	(33)	(68)
Advances	116	(146)	(30)	199	(204)	(5)
MPF Loans held in portfolio	(31)	(21)	(52)	(68)	(30)	(98)

Total interest-earning assets	$27	$(246)	$(219)	$24	$(357)	$(333)

Liabilities and Capital
Interest bearing deposits	$1	$(8)	$(7)	$-	$(14)	$(14)
Securities sold under agreements to repurchase	-	(13)	(13)	-	(18)	(18)
Consolidated obligation discount notes	42	(116)	(74)	89	(189)	(100)
Consolidated obligation bonds	(12)	(64)	(76)	(50)	(60)	(110)
Mandatorily redeemable capital stock	-	-	-	-	-	-
Subordinated notes	-	-	-	-	-	-

Total interest-bearing liabilities	$31	$(201)	$(170)	$39	$(281)	$(242)

Net interest margin on interest-earning assets	$(4)	$(45)	$(49)	$(15)	$(76)	$(91)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

The following discussion should be read in conjunction with the Average Balances / Net Interest Margin / Rates tables on page 32 of this Form 10-Q. Unless otherwise stated, all comparisons are for the second quarter or first six months of 2008 compared to the same periods of 2007.

Three months ended June 30,	2008	2007 Restated	Change
Interest income	$903	$1,122	-20%
Interest expense	881	1,051	-16%
Provision for loan losses	-	-	-

Net interest income	22	71	-69%
Non-interest income (loss)	(63)	(2)	n/m
Non-interest expense	33	32	3%
Assessments	-	10	n/m

Net income (loss)	$(74)	$27	n/m

Net interest margin on interest-earning assets	0.10%	0.32%	-0.22%

n/m = not meaningful

Six months ended June 30,	2008	2007 Restated	Change
Interest income	$1,901	$2,234	-15%
Interest expense	1,848	2,090	-12%
Provision for loan losses	-	-	-

Net interest income	53	144	-63%
Non-interest income (loss)	(141)	(12)	n/m
Non-interest expense	64	61	5%
Assessments	-	19	n/m

Net income (loss)	$(152)	$52	n/m

Net interest margin on interest-earning assets	0.12%	0.33%	-0.21%
n/m = not meaningful

Net Interest Income

Net interest income is the difference between interest income that we receive from advances, MPF Loans, investment securities and other highly liquid short-term investments (such as Federal Funds sold), and our funding costs, which include consolidated obligations, subordinated notes, and other borrowings. The decrease in net interest income was principally due to the following factors:

Duration and convexity risks arise principally because of the prepayment option embedded in our MPF loans. As a result, we funded the MPF Loan portfolio with shorter term callable and non-callable consolidated obligations to help hedge against the prepayment risk of the underlying MPF Loans. In the second half of 2007, we implemented a strategy to fund a portion of the MPF Loan portfolio with longer term callable debt as previous debt matured to limit interest rate risk exposures. The interest rates of this longer term callable debt, as well as the rates of some non-callable debt, were significantly higher than the maturing debt, thus reducing our net interest income in the second quarter and first six months of 2008 compared to the same periods of 2007. One of our priorities during the second quarter of 2008 was to rebalance our debt portfolio to reduce interest expense while maintaining a prudent risk management profile. As a result, we have begun to call some of the higher-cost debt when we are able and have replaced it with lower-cost instruments, which should contribute to increases in net interest income in future periods.

We also hedge our duration and convexity profile by using a combination of derivatives placed in SFAS 133 hedge relationships. As interest rates become more volatile and as our market value of equity decreases, changes in our duration and convexity profile become more volatile. As a result, our level of hedging activity will increase resulting in an increase in hedging costs. In particular, as our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain SFAS 133 hedge relationships were de-designated. This has resulted in SFAS 133 hedging adjustments of consolidated obligations, MPF Loans and amounts in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments continued to negatively impact our net interest income in the second quarter of 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As hedge relationships are terminated and the derivative position is unwound, we monitor the SFAS 133 hedging adjustments from closed fair value and cash flow hedges to determine the impact such adjustments will have on net interest income. The following table summarizes the SFAS 133 fair value and cash hedging adjustments of previous hedge relationships shown by category that have now been closed. These hedging adjustments impact net interest income as the closed balances are amortized into interest income or expense.

	Closed Basis Roll Forward
	Balance December 31, 2007	Closed Hedges	Amortization Income (Expense)	Balance June 30, 2008
SFAS 133 Fair Value Hedging Adjustments:
Advances	$(36)	$5	$(3)	$(28)
MPF Loans	(33)	9	1	(25)
Consolidated Obligations	224	(109)	(13)	102

	$155	$(95)	$(15)	$49

OCI Cash Flow Hedging Adjustments:
Advances	$137	$(19)	$1	$117
Consolidated Obligations	39	18	(4)	53
Discount Notes	75	-	(13)	62
Sub Debt	2	-	-	2

	$253	$(1)	$(16)	$234

We amortized $12 million and $31 million of net expense in SFAS 133 hedging adjustments as a component of net interest income for the three and six month period ended June 30, 2008. In 2007, the amounts for the comparable three and six month periods were $2 million and $5 million of amortization income. Over the next three years, it is expected that $25 million, $18 million, and $29 million in deferred hedging costs, totaling $72 million, will be recognized as a reduction to net interest income. We are re-evaluating our hedging policies and practices in an effort to lessen the negative impact on future earnings while maintaining a prudent approach to managing our market risk.

Advances outstanding increased significantly in the second quarter and first six months of 2008 compared to 2007, primarily due to increased liquidity needs and demand from our members in an otherwise illiquid credit market. The majority of the new advance growth was from term advances extending greater than one year, which has supported our increase in advance interest income. In addition, while we recognized minimal prepayments fees for the second quarters of both 2008 and 2007 (less than $1 million each); for the first six months the amounts of advance prepayment fees as a part of interest income were $12 million for 2008, compared to less than $1 million for 2007. Advance prepayment fees for the first six months of 2008 were partially offset by $5 million in derivative and hedging losses related to the advance terminations.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the trends in the components of our net interest income for each of the last five quarters plus a comparison of the first six months for 2008 and 2007. Contractual interest includes the amortization of any purchase discount/premium and other fees at inception.

	Three months ended					Six months ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007 Restated	June 30, 2008	June 30, 2007 Restated
Interest income
Contractual	$966	$1,018	$1,102	$1,142	$1,118	$1,984	$2,229
Interest on derivatives	(46)	(10)	11	15	15	(56)	29
SFAS 133 amortization	1	(2)	5	8	10	(1)	19
Accretion on other than temporarily impaired investments	1	-	-	-	-	1	-
Other	(19)	(8)	(18)	(20)	(21)	(27)	(43)

Total Interest Income	$903	$998	$1,100	$1,145	$1,122	$1,901	$2,234

Interest expense
Contractual	$897	$957	$1,021	$1,047	$1,022	$1,854	$2,034
Interest on derivatives	(29)	(7)	16	22	21	(36)	42
SFAS 133 amortization	13	17	10	11	8	30	14
Other	-	-	-	-	-	-	-

Total Interest Expense	$881	$967	$1,047	$1,080	$1,051	$1,848	$2,090

Provision for credit losses	-	-	1	-	-	-	-

Net Interest Income	$22	$31	$52	$65	$71	$53	$144

Net Interest Income
Contractual	$69	$61	$81	$95	$96	$130	$195
Interest on derivatives	(17)	(3)	(5)	(7)	(6)	(20)	(13)
SFAS 133 amortization	(12)	(19)	(5)	(3)	2	(31)	5
Accretion on other than temporarily impaired investments	1	-	-	-	-	1	-
Other	(19)	(8)	(19)	(20)	(21)	(27)	(43)

Total Net Interest Income	$22	$31	$52	$65	$71	$53	$144

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Income

Other-Than-Temporary Impairment

	Other-Than-Temporary Impairment
	Impairment Charge	Expected Economic Loss	Accretion recognized in Net Interest Income
Three months ended June 30, 2008	$30	$4	$1

Six months ended June 30, 2008	63	5	1

During the second quarter and first six months of 2008, we recognized an other-than-temporary impairment charge on certain private issue MBS securities collateralized primarily by first-lien mortgages to sub-prime borrowers. The impairment charge is based upon the difference in the carrying value and estimated fair value of the affected MBS as determined in an illiquid market. It is not based on the expected cash flows to be received. Since our current intent and ability is to hold these securities until their maturity, we currently estimate that our actual economic loss will be significantly less than the impairment charges as noted in the above table, based on analysis of anticipated cash flows on these securities. We expect to recover the majority of these losses as an accretion into net interest income in future periods as we receive the expected future cash flows.

In estimating our actual economic loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor in our estimated future recovery of expected cash flows. Consistent with this view and as a result of applying EITF 99-20 (see Note 5 – Investment Securities to the financial statements), we recognize accretion income on these securities and we expect that the yield on these securities may again be higher in subsequent reporting periods.

Derivatives and Hedging Activities

Non-interest income (loss) is also comprised of net gains or losses from derivatives and hedging activities and net gains or loss on trading securities. We hedge our duration and convexity profile by using a combination of derivatives placed in either SFAS 133 hedge relationships or economic hedge relationships. Duration and convexity risks arise principally because of the prepayment option embedded in our MPF Loans. As interest rates become more volatile and as our market value of equity decreases, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity will increase resulting in an increase in hedging costs. We are re-evaluating our hedging policies and practices in an effort to lessen the negative impact on future earnings while maintaining a prudent approach to managing our market risk.

Collectively, our net loss from derivatives and hedging activities and change in fair value on trading securities totaled $35 million for the second quarter and $82 million for the first six months of 2008, as detailed below:

During the second quarter of 2008 and the six month period ended June 30, 2008, our derivative and hedging costs were negatively impacted by significant interest rate volatility and interest rate sensitivity in the U.S. markets. Total derivative and hedging losses on our MPF Loan portfolio were $27 million and $54 million for the three and six month periods ended June 30, 2008. The majority of this loss was related to time decay (loss of value as an option nears expiration) from interest rate swaptions used to hedge our convexity profile as interest rate volatility was significant during in the first six months of 2008. During the first six months of 2007, interest rates were higher than the first six months of 2008 and were not as volatile which reduced our prepayment risk and convexity exposures and thereby reduced our hedging costs.

We recognized losses of $4 million and $16 million in hedge ineffectiveness associated with our consolidated obligations during the three and six month periods ended June 30, 2008. Hedge ineffectiveness for the six months ended 2008 was due to transaction costs and a significant decrease in 3-month LIBOR rates in early 2008 that caused the fair value of our interest rate swaps to change in value disproportionately to our fixed rate consolidated obligations. Three month LIBOR rates were relatively flat during 2007, limiting the amount of hedge ineffectiveness recognized.

Trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the changes in fair value on the trading securities. During the second quarter of 2008, we recognized unrealized losses on trading securities of $15 million, which was offset by gains from interest rate swaps hedging these securities of $14 million. The difference was due to changes in spreads from LIBOR and government agency securities. In the second quarter of 2007, we had $10 million in losses on trading securities that were offset by gains of $12 million on interest rate swaps hedging these securities as the spreads between LIBOR and government agency securities were relatively flat.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss):

Three months ended June 30, 2008	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$(1)	$-	$-	$(1)
Consolidated obligations	(4)	-	-	(4)
Trading securities	-	-	14	14
MPF Loans	(7)	-	(20)	(27)
Delivery commitments on MPF Loans	-	-	(2)	(2)

Total derivatives and hedging activities	$(12)	$-	$(8)	$(20)

Change in fair value on trading securities				(15)

Total				$(35)

Three months ended June 30, 2007	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total Restated
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	3	-	-	3
Trading securities	-	-	12	12
MPF Loans	(9)	-	1	(8)
Delivery commitments on MPF Loans	-	-	(1)	(1)

Total derivatives and hedging activities	$(6)	$-	$12	$6

Change in fair value on trading securities				(10)

Total				$(4)

Six months ended June 30, 2008	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$(1)	$-	$-	$(1)

Consolidated obligations	(16)	-	-	(16)
Trading securities	-	-	(6)	(6)
MPF Loans	(15)	-	(39)	(54)
Delivery commitments on MPF Loans	-	-	(5)	(5)

Total derivatives and hedging activities	$(32)	$-	$(50)	$(82)

Change in fair value on trading securities				-

Total				$(82)

Six months ended June 30, 2007	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total Restated
Hedged Item-
Advances	$-	$-	$-	$-
Consolidated obligations	1	-	-	1
Trading securities	-	-	10	10
MPF Loans	(16)	-	(1)	(17)
Delivery commitments on MPF Loans	-	-	(1)	(1)

Total derivatives and hedging activities	$(15)	$-	$8	$(7)

Change in fair value on trading securities				(8)

Total				$(15)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months		Six months
For the periods ended June 30,	2008	2007	2008	2007
Non-interest expense -
Compensation and benefits-
Wages	$8	$10	$17	$21
Benefits	3	4	8	9
Incentive plans	2	-	3	2
Severance	5	4	6	4

Compensation	18	18	34	36

Professional service fees-
Merger related professional costs	-	-	1	-
Other professional consultant costs	5	3	6	3

Professional fees	5	3	7	3

Amortization and depreciation-
Software	4	5	8	9
Leasehold improvements	-	-	1	1

Amortization and depreciation	4	5	9	10

Finance Board and Office of Finance expenses	1	1	2	2

Other expense-
Occupancy costs	2	2	3	3
Office relocation costs	1	-	1	-
Other operating expenses	2	3	8	7

Other expense	5	5	12	10

Total non-interest expense	$33	$32	$64	$61

One of our short-term strategic objectives has been to reduce non-interest expenses, the largest of which is compensation and benefits. We have reduced total staff to 324 (full-time and part-time) employees from 343 at December 31, 2007 and 378 at June 30, 2007. Wages and benefits combined decreased by $3 million and $5 million due to staff reductions for the second quarter and first six months of 2008 compared to 2007. However, severance costs of $5 million and $6 million for the same periods of 2008 offset these reductions. In addition, professional service fees increased due to consultant studies regarding our risk management practices that were submitted to the Finance Board.

We anticipate a charge to third quarter earnings of approximately $1.6 million related to severance and other benefit payments payable in connection with a reorganization combining our Advances Product Group and Banking Group which occurred in early August 2008. In addition, as we realign our business processes to more effectively and efficiently deliver products to our members, the overall size of our staff may further contract. Although we may incur additional severance expense at the time of staff reductions, we would expect future period savings.

Assessments

AHP and REFCORP assessments are assessed as a percentage of income before assessments. For the second quarter and first six months of 2008 we had a net loss. As a result, we recorded no assessments. This net loss can not be carried back and used as a credit against previous assessments paid.

Statements of Condition

A summary of our statements of condition at June 30, 2008 and December 31, 2007 is shown in the following table. All comparisons are June 30, 2008 to December 31, 2007 unless otherwise stated. We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for detail.

As of:	June 30, 2008	December 31, 2007	Change
Assets
Federal Funds sold	$7,265	$10,286	-29%
Investment securities	16,599	13,285	25%
Advances	34,679	30,221	15%
MPF Loans held in portfolio, net	33,763	34,623	-2%
Other assets	521	612	-15%

Total assets	$92,827	$89,027	4%

Liabilities and Capital
Consolidated obligation discount notes	$19,398	$19,057	2%
Consolidated obligation bonds	66,525	62,642	6%
Other liabilities	3,111	3,259	-5%
Subordinated notes	1,000	1,000	-

Total liabilities	90,034	85,958	5%

Total capital	2,793	3,069	-9%

Total liabilities and capital	$92,827	$89,027	4%

Regulatory capital stock plus Designated Amount of subordinated notes	$3,728	$3,683	1%

Advances

Advances outstanding increased $4.5 billion or 15% in the second quarter 2008 compared to December 31, 2007 primarily due to increased liquidity needs and demand from our members in an otherwise illiquid credit market. During the second quarter of 2008, more than 30% of our

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

825 members accessed liquidity through new advances. The majority of the new advance growth was from term advances extending one to two years. At June 30, 2008, 33% of advances outstanding have terms less than one-year. In addition, Mid America Bank, FSB increased its term advance borrowings prior to it becoming ineligible for membership due to an out-of-district merger with National City Bank in the first quarter. Total advances outstanding with this borrower increased by $1.4 billion.

The following table details advances by type:

	June 30, 2008	December 31, 2007	Change
Detail of advances by type-
Fixed-rate	$18,226	$16,476	11%
Variable-rate	8,583	6,593	30%
Putable-rate	7,037	6,481	9%
Other advances	664	495	34%

Total par value of advances	34,510	30,045	15%
SFAS 133 hedging and other adjustments	169	176	-4%

Total advances	$34,679	$30,221	15%

The table below sets forth the outstanding par amount of advances of the largest five advance borrowers as of June 30, 2008 with their comparable balances outstanding as of December 31, 2007:

	Five Largest Advance Borrowers
As of:	June 30, 2008		December 31, 2007
	Par	%	Par	%
LaSalle Bank, N.A. [1]	$4,416	13%	$4,116	14%
M & I Marshall & Ilsley Bank	2,693	8%	2,694	9%
Harris National Association	2,375	7%	2,000	7%
State Farm, F.S.B.	2,260	7%	2,175	7%
National City Bank [2]	2,194	6%	783	3%
All Other Members	20,572	59%	18,277	60%

Total advances at par	$34,510	100%	$30,045	100%

[1]	LaSalle Bank, N.A. is a subsidiary of Bank of America Corporation.
[2]	Formerly MidAmerica Bank, FSB, which became ineligible for membership due to an out-of-district merger with National City Bank, effective February 9, 2008.

MPF Loans

The total par value of MPF Loans decreased $851 million or 2% from December 31, 2007 to June 30, 2008. During the second quarter and first six months of 2008, total purchases and fundings were $945 million and $2.1 billion compared to $368 million and $683 million for the same periods in 2007. The increase is primarily attributable to higher loan origination volumes from our members due to a decrease in interest rates and higher borrower demand for fixed-rate mortgage loan products. However, the decrease in interest rates helped increase prepayments and principal paydowns of existing MPF Loans which offset the new production.

The following tables summarize MPF Loan information by product:

As of June 30, 2008	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,765	$4,116	$5,881
MPF 100	1,746	3,244	4,990
MPF 125	325	749	1,074
MPF Plus	6,653	10,597	17,250
Government loans	250	4,071	4,321

Total par value of MPF Loans	$10,739	$22,777	33,516

Agent fees, premium (discount)			165
Loan commitment basis adjustment			(17)
SFAS 133 hedging adjustments			100
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(2)

Total MPF Loans held in portfolio, net			$33,763

As of December 31, 2007	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,626	$3,784	$5,410
MPF 100	1,758	3,134	4,892
MPF 125	286	694	980
MPF Plus	7,271	11,263	18,534
Government loans	274	4,277	4,551

Total par value of MPF Loans	$11,215	$23,152	34,367

Agent fees, premium (discount)			177
Loan commitment basis adjustment			(12)
SFAS 133 hedging adjustments			92
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(2)

Total MPF Loans held in portfolio, net			$34,623

[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize information related to our net premium (discount) and SFAS 133 cumulative basis adjustments on MPF Loans:

As of June 30,	2008	2007
Net premium balance at period-end	$165	$191
Cumulative basis adjustments on MPF Loans [1]	83	(52)
Cumulative basis adjustments closed portion	(25)	(57)
MPF Loans, par balance	$33,516	$35,823
Premium balance as a percent of MPF Loans	0.49%	0.53%

Three months ended June 30,
Net premium amortization expense	$12	$12
Net amortization expense (income) of closed basis adjustments	-	(2)

Six months ended June 30,
Net premium amortization expense	$23	$23
Net amortization expense (income) of closed basis adjustments	(1)	(3)
[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

Most MPF Loans carry a premium or discount because market interest rates change from the time a homeowner locks in a rate with our PFI and the time the PFI locks in a delivery commitment with us. In addition, borrowers typically elect to pay a higher than market rate on their mortgage loans in exchange for a reduction in up-front loan origination points, fees and other loan costs. As a result, MPF Loans typically are purchased at a net premium.

We hedge a portion of our MPF Loan portfolio in accordance with SFAS 133, creating hedging adjustments on MPF Loans. When the hedge relationships are discontinued, any remaining hedge adjustments are amortized into interest income, similar to premiums and discounts. Premiums, discounts, and SFAS 133 hedging adjustments are amortized over the contractual life of the individual MPF Loans which cause variability in interest income as interest rates rise or fall.

If interest rates increase, prepayments on MPF Loans tend to decrease because borrowers are less likely to refinance their existing mortgage loans at a higher interest rate. The inverse is true in a falling rate environment because it becomes more economical for borrowers to refinance their existing mortgage loans. As a result, we closely monitor our net premium position and SFAS 133 hedging adjustments. During the first half of 2008, decreases in interest rates compared to the same period in 2007 have not resulted in significant prepayment activity as long-term mortgage rates have not changed significantly.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to changes in fair value of MPF Loans hedged under SFAS 133.

Investment Securities

The held-to-maturity (HTM) portfolio increased $3.6 billion to $15.0 billion from December 31, 2007 to June 30, 2008. During the second quarter and first six months of 2008 we purchased $1.6 billion and $2.3 billion in variable-rate MBS issued by government sponsored enterprises in an effort to increase net interest income in future periods.

The available-for-sale (AFS) portfolio decreased due principally to maturing securities issued by government sponsored enterprises. In addition, included in the AFS portfolio are certain private-issue MBS whereby the mortgages collateralizing these securities are considered non-traditional. These securities decreased in fair value from a net unrealized loss of $15 million to $93 million from December 31, 2007 to June 30, 2008 due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. For further detail, see Credit Risk – Investments on page 47 in this Form 10-Q.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal Funds sold decreased as we used excess liquidity to focus on growth in member advances and MBS investments in our HTM portfolio.

Consolidated Obligations

Short-term consolidated obligation discount notes increased $341 million or 2% from year end 2007. Consolidated obligation bonds increased by $3.9 billion, or 6% over the same period primarily to fund the increase in longer-term advances.

Other Liabilities

Other liabilities decreased by $148 million from year-end 2007 and consist primarily of deposits, securities sold under agreements to repurchase, accrued interest payable, derivative liabilities, mandatorily redeemable capital stock, securities traded but not yet settled, and AHP and REFCORP assessments payable.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Deposits decreased by $281 million primarily due to member deposits which fluctuate due to member liquidity and market conditions. Accrued interest payable increased by $36 million. Mandatorily redeemable capital stock increased by a net amount of $158 million primarily due to MidAmerica Bank, FSB, which became ineligible for membership due to an out-of-district merger with National City Bank. Derivative liabilities decreased by $46 million due to changes in fair value due to market rates.

Based on the financial results for the three and six month periods ended June 30, 2008, we have not accrued any additional AHP liability. Amounts currently accrued but not awarded, will be awarded in the remainder of 2008 and beyond. Based on the financial results for the three and six month periods ended June 30, 2008, we have also not accrued a liability for REFCORP.

Total Capital

Total capital decreased $276 million from December 31, 2007 to June 30, 2008. See Capital Resources starting on page 44 for a detailed analysis of the changes in our total capital.

Liquidity, Funding, & Capital Resources

Liquidity

We are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by our Board of Directors. For a description of these regulations and policies see Liquidity, Funding, & Capital Resources on page 44 in our 2007 Form 10-K.

We use three different measures of liquidity as follows:

Overnight Liquidity – During the second quarter of 2008, our Board of Directors revised the level of overnight liquid assets that we are required to maintain under our Asset/Liability Management Policy from 5% of total assets to 3.5% of total assets. Under the revised policy, overnight liquidity includes money market assets, federal funds, advances, and MPF paydowns with one day to maturity. As of June 30, 2008 our overnight liquidity was $7.3 billion, or 7.8% of assets, giving us an excess liquidity of $4.0 billion.

Contingency Liquidity - The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $18.1 billion as of June 30, 2008.

Deposit Coverage - To support our member deposits, Finance Board regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of June 30, 2008, we had excess liquidity of $33.3 billion to support member deposits.

In light of available liquidity under all three measures, we expect to be able to remain in compliance with our liquidity requirements.

Funding

For details of our consolidated obligations see Note 8 to the financial statements – Consolidated Obligations, and the Average Balances/Net Interest Margin/Rates table on page 32 in this Form 10-Q.

The following table summarizes the consolidated obligations at par value of the FHLBs and those for which we are the primary obligor:

	Bonds	Discount Notes	Total
June 30, 2008
FHLB System	$875,845	$379,630	$1,255,475
FHLB Chicago as primary obligor	66,760	19,437	86,197
As a percent of the FHLB System	7.6%	5.1%	6.9%

December 31, 2007
FHLB System	$811,354	$378,352	$1,189,706
FHLB Chicago as primary obligor	64,085	19,093	83,178
As a percent of the FHLB System	7.9%	5.0%	7.0%

In the latter half of July 2008, participants in the financial markets began to question whether certain government sponsored enterprises had sufficient capital to cover potential losses related to mortgages that they either owned or guaranteed. As a result, their stock prices fell significantly and their ability to issue debt at historical spreads was adversely affected. This market unrest also affected our and the other FHLBs’ issuance of consolidated obligations, which generally are grouped with other GSE obligations, by significantly increasing the volatility in GSE debt pricing and resulting in sub-optimal funding at spreads inconsistent with historical levels. To the extent we may receive sub-optimal funding, members may, in turn, experience higher costs for advance borrowings. The cost of our longer-term debt increased relative to LIBOR in the latter half of July 2008 as some investors were only willing to purchase debt with very short-term maturities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We were able to continue issuing short-term discount notes during this particularly stressful period. Importantly, we believe that we will continue to have access to all consolidated bond and discount note funding channels, in auctioned, negotiated and selling group formats. The passage of the Housing and Economic Recovery Act of 2008 (signed into law by the President on July 30, 2008), which includes reform measures relating to GSEs, appears to have alleviated some of this market disruption.

Capital Resources

For a description of our current capital rules, see Current Capital Rules on page 49 in our 2007 Form 10-K.

The below table reconciles our capital stock reported for regulatory purposes to the amount of capital reported in our statements of condition for the periods presented. Mandatorily Redeemable Capital Stock (“MRCS”) is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

	June 30, 2008		December 31, 2007
	Capital Stock	% of total	Capital Stock	% of total
LaSalle Bank N.A. [1]	$230	8%	$230	9%
One Mortgage Partners Corp. [2]	172	6%	172	6%
National City Bank [3]	146	5%	146	5%
M&I Marshall & Isley Bank	135	5%	135	5%
Harris National Bank	123	5%	120	4%
All other members	1,922	71%	1,880	71%

Total regulatory capital stock	2,728	100%	2,683	100%

Less MRCS	(180)		(22)

Capital stock	2,548		2,661
Retained earnings	507		659
Accumulated OCI (loss)	(262)		(251)

Total capital	$2,793		$3,069

Total regulatory capital stock	$2,728		$2,683
Designated Amount of subordinated notes	1,000		1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,728		3,683
Retained earnings	507		659

Total regulatory capital plus Designated Amount of subordinated notes	$4,235		$4,342

Voluntary capital stock	$765		$883

[1]	LaSalle Bank N.A is a subsidiary of Bank of America Corporation.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]

Formerly MidAmerica Bank, FSB, which became ineligible for membership due to an out-of-district merger with National City Bank, effective on February 9, 2008. Its capital stock was reclassified to MRCS at that time and has not yet been redeemed.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, as amended on July 24, 2008, any capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the OS Director, except as discussed below. On April 24, 2008, we received a letter from the OS Director notifying us that our pending requests to redeem capital stock totaling $8 million in connection with seven membership withdrawals or other membership terminations were denied. We cannot predict when we will be permitted to resume such capital stock repurchases or redemptions.

On July 24, 2008, the Finance Board amended the C&D Order to allow us to repurchase or redeem capital stock from members in connection with new incremental purchases of capital stock tied to increased borrowing through advances, subject to certain conditions as further discussed in Note 10 – Capital Stock and Mandatorily Redeemable Capital Stock.

Total capital decreased $276 million due to the following reasons:

•

Total capital stock decreased $113 million, primarily due to the reclassification of capital stock to mandatorily redeemable capital stock in connection with voluntary membership withdrawals and out-of-district mergers, including MidAmerica Bank, FSB with National City Bank in the first quarter.

•	Retained earnings decreased by $152 million due to our net loss for the first six months of 2008.

•

Accumulated loss in OCI increased by $11 million from a loss of $251 million to $262 million, primarily due to unrealized losses on the AFS portfolio which were partially offset by gains on hedging activities and amortization on HTM securities into income.

Regulatory capital stock increased by $45 million as members purchased additional capital stock: $15 million to support membership capital stock requirements based upon a member’s mortgage-related assets; $24 million to support additional advance borrowing; and $13 million for new members. We redeemed $7 million of mandatorily redeemable capital stock in the first three months of 2008 for five members. In the second quarter, no capital stock was approved for redemption by the OS Director.

The mandatorily redeemable capital stock balance of $180 million at June 30, 2008 consists of 19 members that have requested voluntary withdrawal of membership or terminated membership due to an out-of-district merger.

See Note 10 to the financial statements – Capital Stock and Mandatorily Redeemable Capital Stock, for details.

From July 1, 2008 through July 31, 2008, we did not receive any membership withdrawal notices or any out-of district merger notices.

Minimum Regulatory Capital Requirements

For a description of our minimum regulatory leverage and other capital requirements see Note 10 to the financial statements – Capital Stock and Mandatorily Redeemable Capital Stock.

GLB Act Requirements

We submitted a revised capital plan to the Finance Board on April 25, 2008. We anticipate that the recently adopted GSE legislation, discussed in Legislative Developments on page 54 in this Form 10-Q, which establishes the FHFA as a new regulator for the FHLBs may further delay the approval and implementation of the capital plan. As of the date of this report, the Finance Board has taken no action on our capital plan, and we cannot predict when the FHFA may do so. Once the plan is approved, we will announce the material terms of the plan and release the full text of the final plan.

We anticipate that our new capital plan will provide for the conversion of our current capital stock to one or more classes of Class B capital stock with a five-year redemption period consistent with the requirements of the GLB Act. We cannot predict how an approved capital plan may impact members which have submitted withdrawal notices and not yet withdrawn from membership or former members that continue to hold capital stock. For a description of our capital requirements under the GLB Act, see GLB Act Requirements on page 50 of our 2007 Form 10-K. For a discussion of potential changes to our members’ rights under a new capital plan, see page 23 of the Risk Factors section of our 2007 Form 10-K.

Retained Earnings & Dividends

Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the OS Director. Although we currently have in effect a Retained Earnings and Dividend Policy, the policy is subject to our regulatory requirements. For a description of the policy see Retained Earnings and Dividend on page 51 in our 2007 Form 10-K.

Due to our net loss in the first six months of 2008, we did not retain earnings or declare dividends. Based upon our projected financial results, we do not anticipate paying

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

dividends in 2008 and we cannot predict when we may resume paying dividends. For a summary of our dividends for the past five quarters, see Selected Financial Data on page 28.

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

Critical Accounting Policies and Estimates

We have been working with the Office of Supervision of the Finance Board to begin executing certain asset, liability and derivative transactions under SFAS 159 starting in the third quarter of this year. These transactions will be limited in scope and are not anticipated to have a near term material impact on our income. We expect the availability of these transactions to allow us to better hedge certain types of advances, particularly those with embedded options.

See Note 3 – Business Developments – Accounting and Reporting Developments to the financial statements for the impact of recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment – We apply SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) as amended by FASB Staff Position 115-1 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments to determine whether our investment securities have incurred other-than-temporary impairment. We determine whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis (or sooner if a loss-triggering event occurs). See Note 5 to the financial statements – Investment Securities – Realized and Unrealized Losses, for our accounting policy for other-than-temporary impairment on our investment securities.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Investments

The following table summarizes the carrying value of our investment securities portfolio by type of investment and credit rating:

		Long Term Rating						Short Term Rating	Unrated	Total
As of June 30, 2008	Government	AAA	AA	A	BBB	BB	B	A-1 or Higher
Non-Mortgage Backed Securities:
Commerical paper	$-	$-	$-	$-	$-	$-	$-	$2,167	$-	$2,167
Government-sponsored enterprises	1,460	-	-	-	-	-	-	-	-	1,460
Consolidated obligations of other FHLBs	-	25	-	-	-	-	-	-	-	25
State or local housing agency obligations	-	1	52	-	-	-	-	-	-	53
Small Business Administration / Small Business Investment Companies	573	-	-	-	-	-	-	-	-	573

Total non-MBS	2,033	26	52	-	-	-	-	2,167	-	4,278

Mortgage Backed Securities:
Government- sponsored enterprises	7,645	-	-	-	-	-	-	-	5	7,650
Government- guaranteed	24	-	-	-	-	-	-	-	-	24
Privately Issued	-	3,835	264	116	26	71	11	-	7	4,330
MPF Shared Funding	-	307	10	-	-	-	-	-	-	317

Total MBS	7,669	4,142	274	116	26	71	11	-	12	12,321

Total investment Securities June 30, 2008	$9,702	$4,168	$326	$116	$26	$71	$11	$2,167	$12	$16,599

Total investment Securities March 31, 2008	$7,796	$4,596	$236	$66	$40	$-	$-	$200	$12	$12,946

Total investment Securities December 31, 2007	$6,924	$5,112	$65	$-	$-	$-	$-	$1,172	$12	$13,285

We classify our private issue mortgage-backed securities as prime, non-traditional, or sub-prime based upon the nature of the majority of underlying mortgages collateralizing each security at origination. For further discussion of these categories, see Credit Risk – Investments on page 58 of our 2007 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows our private issue residential MBS securities (excluding commercial MBS with a fair value of $126 million) held at quarter end that were classified as prime, non-traditional, or sub-prime by vintage year of securitization as of June 30, 2008 and weighted average fair value as a percent of par value by quarter from December 31, 2007 to June 30, 2008.

					Fair Value as a % of Par Value By Year of Securitization as of:
As of June 30, 2008	Prime	Non- traditional	Subprime	Total	June 30, 2008	March 31, 2008	December 31, 2007
Par value by year of securitization:
2007	$-	$-	$10	$10	78%	83%	85%
2006	-	2,782	1,262	4,044	86%	87%	97%
2005	-	49	252	301	94%	94%	98%
2004	-	4	10	14	90%	91%	99%
2003	6	8	18	32	92%	95%	98%
2002 and prior	29	14	17	60	93%	96%	99%

Total par value	$35	$2,857	$1,569	$4,461

Total fair value	$35	$2,545	$1,283	$3,863

Fair Value as a % of Par Value By Category as of:
June 30, 2008	98%	89%	82%	87%
March 31, 2008	99%	90%	84%	88%
December 31, 2007	100%	100%	92%	97%

The following table shows the weighted average 60+ day delinquency rates as of June 30, 2008 (with comparative total amounts for March 31, 2008 and December 31, 2007).

					Total Delinquency 60+ Days as of:
As of June 30, 2008	Prime	Non- traditional	Subprime	Total	March 31, 2008	December 31, 2007
Delinquency 60+ days by year of securitization:
2007	0%	0%	21%	21%	18%	13%
2006	0%	7%	33%	15%	12%	10%
2005	0%	8%	38%	33%	29%	21%
2004	0%	14%	10%	11%	10%	10%
2003	2%	3%	15%	10%	9%	8%
2002 and prior	1%	2%	24%	8%	8%	8%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the average credit enhancement percentages for our private issue MBS securities as of June 30, 2008 (with comparative total amounts for March 31, 2008 and December 31, 2007). Credit enhancement is the amount of the securities current credit support (subordinate bonds, reserve funds, guarantees, over-collateralization, etc.) over the collateral balance that protects the securities from losses.

					Average Credit Enhancement as of:
As of June 30, 2008	Prime	Non- traditional	Subprime	Total	March 31, 2008	December 31, 2007
Average credit enhancement by year of securitization:
2007	0%	0%	31%	31%	30%	28%
2006	0%	13%	30%	18%	18%	17%
2005	0%	17%	43%	39%	37%	34%
2004	0%	21%	27%	25%	26%	28%
2003	7%	9%	41%	26%	26%	25%
2002 and prior	35%	7%	63%	37%	37%	36%

As of June 30, 2008 and December 31, 2007, we had at carrying value $25 million and $30 million of private issue MBS and local housing agency obligations that are guaranteed by the following companies with their lowest credit rating: Financial Security Assurance, Inc. (rated AAA), Financial Guaranty Insurance Corp. (rated CCC-), MBIA (rated A), or AMBAC (rated AA-). The securities have been impacted by the guarantors’ credit deterioration. The fair value of these securities was $22 million and $29 million as of June 30, 2008 and December 31, 2007. We have not taken an other-than-temporary impairment charge on these securities as we expect to collect all principal and interest payments as due.

As of June 30, 2008, 93% of the private issue MBS portfolio was rated AA or better, with 89% rated AAA. Our private issue MBS portfolio has continued to be impacted by increased delinquencies and loss severities due to the credit deterioration in the U.S. mortgage markets. As a result, we have experienced credit rating downgrades, securities placed on negative credit watch, and fair value deterioration within our portfolio subsequent to June 30, 2008 through July 31, 2008.

The following table shows the recent credit downgrades and the fair values within our investment security portfolios subsequent to June 30, 2008 through August 5, 2008. The investment ratings are based on the lowest rating from Fitch, Moody’s or S&P.

	Investment Ratings		Carrying Value June 30, 2008	Fair Value August 5, 2008
Investment Securities	June 30, 2008	August 5, 2008
Private issue MBS securities:
AFS portfolio	AAA	AA	$ 34	$ 25
HTM portfolio	AAA	AA	327	269

We performed an impairment analysis of our portfolio as of June 30, 2008 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities. We actively monitor the credit quality of sub-prime and non-traditional MBS, and stress test the underlying mortgages in order to evaluate our credit risk. Based on this analysis we determined that there was an other-than-temporary impairment. As a result, in the second quarter and first six months of 2008, we recognized an other-than-temporary impairment loss of $30 million and $63 million related to MBS instruments in our HTM portfolio. The securities impaired in the second quarter had a fair value of $94 million at June 30, 2008.

The $30 million and $63 million loss for the three and six months ended June 30, 2008 is based upon the difference in the carrying value and estimated fair value of the affected MBS as determined in an illiquid market. Since our current intent and ability is to hold these securities until their maturity, we currently estimate that our actual economic loss will be approximately $5 million, based on analysis of anticipated cash flows on these securities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

In estimating our actual economic loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor in our estimated future recovery of expected cash flows. Consistent with this view and as a result of applying EITF 99-20 (see Note 5 – Investment Securities to the financial statements), we expect that the yield on these securities may be higher in subsequent reporting periods.

At June 30, 2008, 40% of the total mortgage properties collateralizing our private issue MBS were located in California, which was the only state with a concentration of more than 10% of our portfolio.

At June 30, 2008, we had concentration risk with respect to certain servicers servicing the mortgage assets that collateralized our private issue MBS. Wells Fargo Bank, N.A. was servicing 24% of this portfolio and Countrywide Home Loans, Inc. was servicing 15%.

For short-term liquidity purposes, we invest in commercial paper and Federal Funds in order to ensure the availability of funds to meet member credit needs. Because these investments are unsecured, our policy, and Finance Board regulations, restricts these investments to short-term maturities and strong investment grade issuers. Approved issuers are concentrated in the United States and Europe. Under our policy, we may purchase commercial paper and Federal Funds with maturities of up to 9 months if they have the highest investment grade rating of AAA, but we are limited to overnight maturities if the rating is BBB, the lowest investment grade permitted.

The table below shows our unsecured credit exposure to counterparties (excluding the U.S. government, and U.S. government agencies and instrumentalities) and maturities of our Federal Funds and commercial paper holdings:

As of June 30,	2008
Unsecured credit exposure	$9,438

Maturities:
Overnight	$4,837
2-30 days	2,577
31-90 days	1,778
Over 90 days	246

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses. At June 30, 2008 and December 31, 2007, we had a security interest in collateral, on a member-by-member basis, with a value in excess of outstanding advances. We have never suffered a credit loss on advances to members and we have no members that are past-due or on non-accrual status. Based on our current assessment of our member credit exposure, we do not believe that an allowance for losses on our advances is necessary at this time. For further discussion of eligible collateral and our credit risk exposure on advances, see Credit Risk—Advances on page 60 in our 2007 Form 10-K.

Under our collateral guidelines, members may pledge mortgage loans and mortgage-backed securities as collateral that include sub-prime and non-traditional mortgage loans. We revised our haircuts and restrictions on acceptance of private-label mortgage-backed securities in the first quarter of 2008 to limit the amount of sub-prime and non-traditional securities collateral that members may pledge. Furthermore, we may require additional collateral or limit or restrict members from pledging sub-prime and non-traditional mortgage loans or securities as collateral if we determine that a member has a concentration of them in its pledged collateral. Effective July, 2008 we require that MBS pledged as collateral be rated AAA.

Based upon a review of the collateral pledged to us at June 30, 2008, the amount of sub-prime and non-traditional securities collateral pledged to us by members was less than 1% of the total collateral pledged to us. For collateral purposes other than securities, we define sub-prime mortgage loans as loans originated by a member or its affiliate under a segregated Sub-prime Lending Program, as defined by our members’ regulators. Non-traditional mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases.

MPF Loans

Under the MPF Program, we purchase conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans. We do not purchase or fund sub-prime or non-traditional mortgages through the MPF Program.

Effective August 1, 2008, we no longer purchase MPF Loans from PFIs under the MPF Program except for non-material amounts of MPF Loans related to previous commitments and our affordable housing program. MPF Loans purchased from Chicago PFIs starting August 1, 2008 through October 31, 2008 are expected to primarily be held as investments by other FHLBs participating in the MPF Program.

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

The PFIs’ CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a AA rated mortgage-backed security and our initial first loss account (“FLA”) exposure (which is zero for the Original MPF product at origination). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based credit enhancement fees (“CE Fees”) that would otherwise be payable to the PFI but which we expect to retain to recoup FLA losses.

The MPF Bank and PFI share the risk of credit losses on MPF Loans by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. The MPF Bank is obligated to incur the first layer or portion of credit losses not absorbed by the borrower’s equity and after any primary mortgage insurance (“PMI”) which is called the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance based CE Fees, the MPF Bank may withhold CE Fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.

The MPF Products were designed to allow for periodic resets of the CE Amount as further described in Setting Credit Enhancement Levels on page 63 in our 2007 Form 10-K.

The following table summarizes the reset of PFIs’ direct CE Amounts during the second quarter and first six months of 2008. Forty-two master commitments are scheduled to be reset during the remainder of 2008.

	Number of Master Commitments Reset	MPF Loan Amount Originally Funded	Original PFI Direct CE Amount	Outstanding MPF Loan Balance as of June 30, 2008	Reset Direct PFI CE Amount as of June 30, 2008
Three months ended June 30, 2008	9	$1,660	$7	$246	$1
Six months ended June 30, 2008	15	8,925	17	2,403	4

In determining the estimated rating for master commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we can either hold additional retained earnings against the related master commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the master commitment to the equivalent of an AA rated mortgage-backed security. At June 30, 2008 we elected to hold additional retained earnings with respect to these master commitments of $99 million.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of June 30, 2008 and December 31, 2007, the outstanding balance of MPF Plus Loans for which the PFI has obtained SMI coverage was $16 billion and $18 billion. The amount of SMI coverage provided against losses was $331 million at June 30, 2008 and $434 million at December 31, 2007. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of an increase in credit risk of the related MPF Loans.

Credit Risk Exposure

Our credit risk on MPF Loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFIs’ credit enhancement protection amount (“CEP Amount”). The PFI’s CEP Amount consists of the PFI’s CE Amount (which may include SMI) and any contingent performance based CE Fees. We also face credit risk of loss on MPF Loans to the extent such losses are not recoverable under the PMI, as well as the PFIs’ failure to pay servicer paid losses not covered by FHA or HUD insurance, or VA or RHS guarantees. The portion of MPF Loan outstanding balances exposed to credit losses not recoverable from these sources was approximately $28.1 billion at June 30, 2008 and $28.7 billion at December 31, 2007. Our actual credit exposure is significantly less than these amounts because the borrower’s equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable.

A significant decline in the value of the underlying property would have to occur before we would be exposed to credit losses on our conventional (non-government) MPF Loans. Our average conventional loan-to-value (“LTV”) ratio at origination was 67% for both June 30, 2008 and December 31, 2007. For those loans with an LTV ratio over 80%, we require PMI. Please see Mortgage Guaranty Insurance Provider Concentration section below for discussion of our credit risk to PMI providers. Our LTV ratio is enhanced by the seasoned nature of our portfolio because principal paydowns lower the LTV ratio. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores of 739 and 738 at June 30, 2008 and December 31, 2007.

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

Mortgage Guaranty Insurance Provider Concentration – We are exposed to the risk of non-performance of mortgage insurers. Our policy is to limit our credit exposure to each MI company to 10% of its regulatory capital. Credit exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us that are more than 60 days delinquent. At June 30, 2008, none of the MI companies were in excess of our limits.

The MI companies provide primary mortgage insurance on conventional MPF loans with an LTV greater than 80% and Supplemental Mortgage Insurance (SMI) on the MPF Plus product. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage. We have depended on the PMI policies for loss coverage historically. We have not claimed any losses in excess of the policy deductible on the SMI policies. If an MI company was to default on its insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses.

The following table details our exposure to MI companies providing insurance coverage:

	Loan Balance with PMI	Loan Balance with SMI	Amount of Coverage				Lowest Credit Rating as of July 31, 2008[1]
As of June 30, 2008						%
			PMI	SMI	Total
Mortgage Guaranty Insurance Co. (MGIC)	$700	$7,653	$191	$159	$350	39%	A
Genworth Mortgage Insurance Corp.	294	2,380	82	68	150	17%	AA-
PMI Mortgage Insurance Co.	310	1,769	84	42	126	14%	A-
United Guaranty Residential Insurance Co.	247	2,903	67	52	119	13%	AA-
All Others	487	914	137	10	147	17%	B to AA-

Total MI Coverage	$2,038	$15,619	$561	$331	$892	100%

[1]	All of the above listed MI companies have been placed on negative outlook.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the MI companies. Based on an analysis using the latest available results as of June 30, 2008, most of the MI companies do not pass all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests. All of the above MI companies we have concentration exposure to have failed to pass our profitability test and several failed our ratings watch/outlook tests.

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

As of June 30, 2008, four of the SMI providers’ insurance strength has been downgraded by at least one Nationally Recognized Statistical Rating Organization (“NRSRO”) below AA-. We have requested all of the downgraded MI companies to provide remediation plans. Also on June 30, 2008, a notice to PFIs was published requiring that any loan delivered under the MPF Program with a note date after July 31, 2008 must be insured by an approved MI company whenever PMI coverage is required. Triad Guaranty Insurance Co. was removed from the approved list of MI companies. For further discussion of how this may affect us, see Risk Factors on page 16 in our 2007 Form 10-K.

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

MPF Loan Portfolio Analysis

The following table compares our conventional MPF Loans rate of delinquencies 90 days or more to the weighted average of conventional fixed-rate mortgages rate of delinquencies 90 days or more:

	June 30, 2008	March 31, 2008	December 31, 2007
MPF Loans - conventional	0.41%	0.38%	0.32%

Weighted Average Conventional Fixed Rate Mortgages[1]	1.15%	1.04%	0.90%
[1]	Data provided from the Mortgage Bankers Association Delinquency Survey.

The following table summarizes our MPF Loan non-accrual status:

	June 30, 2008	December, 31 2007
MPF Loans, par value	$33,516	$34,367
Non-accrual MPF Loans, par value	13	12
% non-accrual	0.04%	0.03%
Interest contractually due during the period on non-accrual loans	$0.3	$0.5
Interest received during the period on non-accrual loans	0.3	0.5
MPF Loans past due 90 days or more and still accruing interest	235	216

We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections.

The allowance for loans losses for MPF Loans was $2 million at both June 30, 2008 and December 31, 2007. There have been no material charge-offs or recoveries to the allowance for loan losses during the six months ended June 30, 2008. See Note 7 to the financial statements – MPF Loans Held in Portfolio, for details on MPF Loan Portfolio performance.

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

The contractual, or notional, amount of derivatives reflects our involvement in the various classes of financial

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivatives that have a net positive fair value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us (including cash collateral), as evidenced by a written security agreement and held by the member for our benefit. At June 30, 2008 and December 31, 2007, our maximum credit risk as defined above was $26 million and $111 million. See Note 12 to the financial statements – Derivatives and Hedging Activities.

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

The amount of exposure to credit loss risk is the fair value of derivative assets, not the notional amount. The following table summarizes our derivative counterparty credit exposure at June 30, 2008:

Counterparty Credit Rating as of June 30, 2008	Notional Amount	Exposure at Fair Value [3]	Collateral Held	Net Exposure After Collateral [4]
AA	$22,977	$129	$115	$14
A	3,469	-	-	-
BBB	8,414	-	-	-
Affiliates [1]
AA	3,549	20	19	1
A	3,753	-	-	-

Total Counterparties	42,162	149	134	15
Member Institutions [2]	89	-	-	-

Total derivatives	$42,251	$149	$134	$15

[1]	Affiliates are derivative counterparties who are affiliates of our members.
[2]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[3]	Exposure at Fair Value excludes cash collateral held.
[4]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some counterparties are over- collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Collateral Held.

Credit Ratings

On June 12, 2008, S&P lowered our counterparty credit rating from AA+/A-1+ to AA/A-1+ (long-term/short-term), replacing the negative credit watch with a stable outlook. The AAA credit ratings of the FHLBs’ consolidated obligations have not been affected by the ratings action noted above and we have not observed any discernible deterioration in consolidated obligation spreads directly attributable to these actions. However, certain market disruptions have occurred within the GSE funding markets, as dicussed in Funding on page 43.

The lower credit rating did not cause the collateralization threshold with any of our derivatives counterparties to change, which would have required us to deliver additional collateral. In addition, the negative rating action did not adversely affect demand by our members for standby letters of credit. For further discussion of how ratings changes may impact us in the future, see Risk Factors—We depend on the FHLBs' ability to access the capital markets in order to fund our business, on page 25 in our 2007 Form 10-K.

Legislative Developments

Changes to Regulation of GSEs

On July 30, 2008, the "Housing and Economic Recovery Act of 2008" (the "Housing Act") was enacted into law. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s (“FHA”) financing authority and address GSE reform issues. We are currently reviewing the impact and effect of the Housing Act on our business and operations. Highlights of significant provisions of the Housing Act that directly affect us include the following:

•

Creates a newly established federal agency regulator, the Federal Housing Finance Agency (the "FHFA"), which became the new federal regulator of the FHLBs, Fannie Mae and Freddie Mac effective on the date of enactment of the Housing Act. The Finance Board, our former regulator, will be abolished one year after the date of enactment of the Housing Act. Finance Board regulations, orders, determinations and resolutions immediately transfer to the new FHFA and during the one year transition the Finance Board will be responsible for winding up its affairs. We will be responsible for our share of the operating expenses for both the FHFA and the Finance Board.

•	In certain circumstances, authorizes the U.S. Treasury to purchase obligations or securities issued by individual FHLBs in any amount deemed

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

appropriate by the U.S. Treasury, subject to mutual agreement with the FHLB. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion. There were no such purchases by the U.S. Treasury during the six-month period ended June 30, 2008 and we have no immediate plans to seek to utilize the Treasury lines.

•	The director of the FHFA (the "FHFA Director") will be responsible for setting risk-based and other capital standards for the FHLBs.

•	Provides the FHFA Director with broad conservatorship and receivership authority over the FHLBs.

•

Requires that two-fifths (2/5) of our Board of Directors be non-member "independent" directors, nominated by our Board of Directors in consultation with our advisory council. At least two of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory “grandfathering” rules requiring at least four elected directors each from Illinois and Wisconsin remain in effect, unless we merge with another FHLB.

•

Removes the maximum statutory annual limit on our Board of Directors' compensation. Director fees will be established by our Board based on market survey data commensurate with the directorship position and responsibilities, subject to FHFA approval.

•

Allows the FHFA Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If we are under capitalized, the FHFA Director may also restrict executive compensation. Until December 31, 2009, the FHFA Director has additional authority to approve, disapprove or modify executive compensation.

•	Requires the FHFA Director to issue regulations to facilitate the sharing of information among the FHLBs to, among other things, assess their joint and several liability obligations.

•	Provides the FHLBs with express statutory exemptions from complying with certain provisions of the federal securities laws.

•	Allows FHLBs to voluntarily merge with the approval of the FHFA Director, their respective board of directors and their respective members.

•	Allows the FHFA Director to liquidate or reorganize an FHLB upon notice and hearing.

•	Allows FHLB districts to be reduced to less than eight districts as a result of a voluntary merger or as a result of the FHFA Director's action to liquidate an FHLB.

•	Provides FHLB membership eligibility for "Community Development Financial Institutions."

•	Redefines "Community Financial Institutions" as those institutions that have assets not exceeding $1.0 billion and adds "community development activities" as eligible collateral.

•	Provides that we shall establish or designate an office for diversity in management, employment and business activities.

•	Provides that the FHLBs are subject to prompt corrective action enforcement provisions similar to those currently applicable to FDIC-insured depository institutions.

•	Requires the FHFA Director to establish low- and very low-income and certain other housing goals for loans acquired by the FHLBs, which when established would impact the MPF Program.

•	Temporarily authorizes us on behalf of one or more members to issue letters of credit to support tax-exempt non-housing municipal bond issuances.

•

Authorizes a FHLB under its Affordable Housing Program to provide grants to refinance home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of the Housing Act.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk is the potential for market value loss in financial instruments we hold due to changes in the market environment. Interest rate risk is a critical component of market risk. We are exposed to interest rate risk primarily from the effect of interest rate changes on our interest-earning assets and our funding sources which finance these assets. Mortgage-related assets are the predominant sources of interest rate risk in our market risk profile. Those assets include MPF Loans and mortgage-backed securities. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our revenue, net interest margin and average maturity of our interest-earning assets and funding sources. See Market Risk Management on page 68 in our 2007 Form 10-K for further discussion.

Market Risk & Hedging Costs

We completed a review of our market risk policies, procedures and practices as required by the C&D Order, and submitted revised policies and procedures to the OS Director on January 7, 2008. In response to comments received on our initial submission, we submitted revised market risk management and hedging policies and procedures to the OS Director on June 13, 2008. Given our current negative earnings outlook and the recent volatility and disruption in the financial markets, our proposed policies and practices are designed to lessen the potential negative impact on earnings while maintaining a prudent risk management approach.

While we expect to finalize our revised market risk policies, procedures and practices with our new regulator in the future, we have received authorization from the Office of Supervision to implement temporary changes to our existing policy intended to reduce our hedging costs. These changes include eliminating positive duration of equity limits in falling rate scenarios and negative duration of equity limits in rising rate scenarios. In addition, the Office of Supervision did not object to a requested policy change allowing us to modify our duration of equity calculations when our market value of equity falls below $700 million. While our goal is to reduce hedging costs through the implementation of new strategies over both the short and long term, we cannot predict the level of cost savings that would actually be realized, if any. Further, we cannot predict how the recently adopted GSE legislation, as further discussed in Legislative Developments on page 54 in this Form 10-Q which establishes the FHFA as our new regulator, will impact approval of our revised policies and procedures previously submitted to the Finance Board.

Impact of Interest Rate Changes on the Net Value of Financial Instruments

We perform various sensitivity analyses that quantify the impact of interest rate changes on the fair value of equity, which is defined as the net fair value our assets, liabilities (excluding mandatorily redeemable capital stock), and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical instantaneous parallel shifts in the yield curve. Our regulator and our members use these sensitivity analyses to assess our market risk profile relative to other FHLBs.

The following table summarizes the estimated change in fair value of equity given hypothetical instantaneous parallel shifts in the yield curve.

Interest Rate Change	Fair Value Change as of:
	June 30, 2008	December 31, 2007
-2.00%	1.0%	-2.9%
-1.00%	5.7%	0.2%
-0.50%	2.1%	-0.3%
Base	0.0%	0.0%
+0.50%	-1.1%	-0.7%
+1.00%	-0.3%	-1.6%
+2.00%	5.7%	-0.5%

The estimated change in fair value is driven by duration, which measures the exposure to changes in interest rate levels, and convexity, which measures duration changes as a function of interest rate changes. With the exception of the +0.5% scenario, all scenarios have improved.

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

The 12-month rolling average duration gap below is based on 12 consecutive month-end observations of duration gap for the periods ending on the dates shown.

Portfolio Duration Gap (in months)	June 30, 2008	December 31, 2007
Actual as of date shown	0.4	0.0
12-month rolling average	0.2	0.5

Duration of Equity

Duration of equity measures the impact of interest rate changes on the fair value of equity. It is calculated using the net change in fair value of equity given select parallel interest rate shifts and dividing that amount by the total fair value of equity. Duration of equity is reported in years.

Finance Board policy requires that we maintain our duration of equity within ±5 years at current interest rate levels (Base). Additionally, we must maintain our duration of equity within ±7 years in a scenario that assumes an instantaneous parallel increase or decrease of 2%. Our approach to managing interest rate risk is to maintain duration of equity within these limits by utilizing economic and SFAS 133 hedges.

The table below shows our exposure to interest rate risk in terms of duration of equity under various interest rate change scenarios from -2% to +2%.

Duration of Equity (in years)	-2%	-1%	Base	+2%
June 30, 2008[1]	n/a	0.5	3.1	-3.3
December 31, 2007	1.8	n/a	-0.1	-2.7
[1]	Given the low interest rate environment on June 30, 2008, the lowest duration of equity result we have modeled is at a decrease of 1%.

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

Attribution

We perform an attribution analysis to take a retrospective look at the changes in fair values of our financial assets, liabilities and equity and determine the individual impact that results from changes in interest rates, volatility, spread and other factors. As of June 30, 2008, we had a market value deficit (relative to book value) of $2.0 billion, whereas as of December 31, 2007, we had a market value deficit of $1.6 billion. The market value to book value of equity ratio also declined over this period from 46% to 34%. We believe that our market value deficit diverges materially from the amount we anticipate realizing over the period that these assets and liabilities will remain outstanding. In effect, the current market value deficit represents a liquidation value rather than going concern value. The increase in the deficit was due to adverse spread movements on MPF Loans, advances, and mortgage-related investments. See Note 13 to the financial statements—Fair Value Measurements, for details. Our market value to book value ratio is subject to change due to interest rate and spread movements in our financial assets and liabilities of which spread movements are not actively managed. We currently manage the fair value of equity due to changes in interest rates and volatility by using derivatives and/or callable debt, but we do not manage the fair value changes due to changes in spread because the majority of our assets are held to maturity.

As of August 5, 2008, our market value deficit was estimated to be approximately $2.6 billion and our market value to book value of equity ratio was estimated to be approximately 10%. The subsequent decrease in our market value was due principally to adverse spread movements associated with our MPF Loan portfolio and MBS investment portfolio which are not actively managed.

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

Internal Control over Financial Reporting

For the second quarter of 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the information presented below, readers should carefully consider the factors set forth in the Risk Factors section starting on page 16 in our 2007 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described below and in our 2007 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

The recent enactment of the Housing and Economic Recovery Act of 2008 and subsequent actions by our new regulator, the Federal Housing Finance Authority, to adopt or modify regulations, orders or policies, including interpretations or applications by our prior regulator, the Finance Board, may have a material adverse impact on our business, operations, and/or financial condition.

On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted into law. See Legislative Developments on page 54 in this Form 10-Q for a description of this Act. We cannot predict how the Act or subsequent actions by the FHFA involving the adoption or modification of regulations, orders or policies, including interpretations or applications by the Finance Board, may have a material adverse impact on our business, operations, and/or financial condition. Further, we cannot predict the risk based capital and capital classification standards that the Director of the FHFA will set or how our outstanding subordinated notes will be treated thereunder.

Once we discontinue our purchase of MPF Loans through the MPF Program for our on-balance-sheet portfolio, we may be limited in our ability to replace the decreasing balance of MPF assets on our balance sheet with additional investments in MBS, which may negatively impact our earnings and financial condition.

Effective August 1, 2008, we no longer purchase MPF Loans from PFIs under the MPF Program except for non-material amounts of MPF Loans related to previous commitments and our affordable housing program. MPF Loans purchased from Chicago PFIs starting August 1, 2008 through October 31, 2008 are expected to primarily be held as investments by other FHLBs participating in the MPF Program. As we discontinue our purchase of MPF Loans and our existing MPF Loan balance continues to decline due to principal paydowns and maturities, our overall investment in MPF assets on our balance sheet will decrease more rapidly going forward.

In addition, our ability to replace MPF assets with investments in higher yielding MBS may be limited. The Finance Board’s Financial Management Policy currently limits the total carrying value of our MBS and related investments to 300% of our previous month-end regulatory capital on the day we purchase the securities. In addition, we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. We are currently permitted to include a Designated Amount of the outstanding principal balance of our subordinated notes in the calculation of this MBS and investments limitation subject to a cap of $13.563 billion as more fully described in Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock on page F-24 in our 2007 Form 10-K. At June 30, 2008, those investments, excluding MPF Shared Funding ® securities, were $12.003 billion or 283% of regulatory capital and the Designated Amount of subordinated notes.

As we approach this 300% limit on MBS and related investments, our future investments in MBS may be limited. The Finance Board has adopted a resolution temporarily allowing FHLBs to increase their investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae and Freddie Mac (“Agency MBS”) by an additional 300% of regulatory capital. We have recently received authorization from the Office of Supervision of the Finance Board to increase our investments in certain types of Agency MBS pursuant to the resolution.

The limitations we have on investing in mortgage related assets as discussed above may reduce our ability to generate earnings as we may be required to reinvest funds in lower yielding non-mortgage assets. Further, we may be required to comply with a higher minimum regulatory capital ratio. If our reduced investment in mortgage-related investments causes our non-mortgage assets to be greater than 11% of our total assets, Finance Board regulations require us to maintain a regulatory capital ratio of 4.76% compared to a required ratio of 4.5% under the C&D Order. Compliance with a higher capital ratio reduces our ability to invest in interest earning assets and negatively impacts our interest income levels. For a detailed discussion of our minimum regulatory capital requirements, see Note 10 to the financial statements – Capital Stock and Mandatorily Redeemable Capital Stock. Accordingly, we would have to manage our capital base and assets in order to comply with this higher regulatory capital ratio, which may further negatively impact our earnings and financial condition.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As mortgage servicers continue their loan modification and liquidation efforts, the yield on or value of our MBS investments may be adversely affected.

As mortgage loans continue to experience increased delinquencies and loss severities, mortgage servicers continue their efforts to modify these loans in order to mitigate losses. Such loan modifications increasingly may include reductions in interest rate and/or principal on these loans. Losses from such loan modifications may be allocated to investors in MBS backed by these loans in the form of lower interest payments and/or reductions in future principal amounts received.

In addition, many servicers are contractually required to advance principal and interest payments on delinquent loans backing MBS investments, regardless of whether the servicer has received payment from the borrower provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements combined with decreasing property values in many areas may result in higher losses being allocated to our MBS investments backed by such loans than we may have expected or experienced to date.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1.1	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective May 5, 2008[3]

10.1.2	Separation Agreement and General Release of Claims by and between the Federal Home Loan Bank of Chicago and J. Mikesell Thomas, effective April 13, 2008

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

[3]	Filed with our Amendment No. 1 to 8-K Current Report on June 10, 2008

Federal Home Loan Bank of Chicago

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Chicago
/s/ Matthew R. Feldman
By: Matthew R. Feldman
Title: President and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2008

/s/ Roger D. Lundstrom
By: Roger D. Lundstrom
Title: Executive Vice President – Financial Information
Date: August 8, 2008	(Principal Financial Officer and Principal Accounting Officer)

S-1