Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Chicago
filed 2008-11-12
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 23,398,884 shares of registrant’s capital stock outstanding as of October 31, 2008.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$1,483	$17
Federal Funds sold	550	10,286
Investment securities -
Trading ($768 and $750 pledged)	1,656	863
Available-for-sale ($165 and $559 pledged)	1,200	941
Held-to-maturity [1] ($598 and $160 pledged)	17,657	11,481
Advances ($199 and $0 carried at fair value option)	35,469	30,221
MPF Loans held in portfolio, net of allowance for loan losses ($3 and $2)	32,841	34,623
Accrued interest receivable	367	364
Derivative assets	33	111
Software and equipment, net	32	40
Other assets	81	80

Total Assets	$91,369	$89,027

Liabilities and Capital
Liabilities
Deposits -
Interest bearing ($14 and $9 from other FHLBs)	$951	$963
Non-interest bearing	112	126

Total deposits	1,063	1,089

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	19,163	19,057
Bonds ($25 and $0 carried at fair value option)	64,719	62,642

Total consolidated obligations, net	83,882	81,699

Accrued interest payable	784	605
Mandatorily redeemable capital stock	178	22
Derivative liabilities	226	232
Affordable Housing Program assessment payable	29	45
Resolution Funding Corporation assessment payable	-	10
Other liabilities	116	56
Subordinated notes	1,000	1,000

Total Liabilities	88,478	85,958

Commitments and contingencies (Note 13)

Capital
Capital stock - putable ($100 par value per share) issued and outstanding shares - 26 million and 27 million shares	2,561	2,661
Retained earnings	540	659
Accumulated other comprehensive income (loss)	(210)	(251)

Total Capital	2,891	3,069

Total Liabilities and Capital	$91,369	$89,027

[1]	Fair values of HTM securities: $16,929 and $11,510 at September 30, 2008 and December 31, 2007.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income	$935	$1,145	$2,836	$3,379
Interest expense	883	1,080	2,731	3,170

Net interest income before provision for credit losses	52	65	105	209
Provision for credit losses	1	-	1	-

Net interest income	51	65	104	209

Non-interest income (loss) -
Trading securities	(3)	16	(3)	8
Realized loss on held-to-maturity securities	(9)	-	(72)	-
Derivatives and hedging activities	18	(21)	(64)	(28)
Instruments held at fair value option	(1)	-	(1)	-
Other	5	3	9	6

Total non-interest income (loss)	10	(2)	(131)	(14)

Non-interest expense -
Compensation and benefits	16	15	50	51
Professional service fees	3	3	10	7
Amortization and depreciation of software and equipment	4	5	13	15
Finance Board and Office of Finance expenses	2	2	4	4
Other expense	3	6	15	15

Total non-interest expense	28	31	92	92

Income (loss) before assessments	33	32	(119)	103

Assessments -
Affordable Housing Program	-	2	-	8
Resolution Funding Corporation	-	6	-	19

Total assessments	-	8	-	27

Net income (loss)	$33	$24	$(119)	$76

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)

	Capital Stock - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
Balance, December 31, 2006	26	$2,587	$619	$(110)	$3,096

Comprehensive income -
Net income			76		76
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(58)	(58)
Net unrealized gain (loss) on hedging activities				8	8

Total other comprehensive income (loss)				(50)	(50)

Total comprehensive income (loss)					26
Proceeds from issuance of capital stock	1	73			73
Reclassification of capital stock to mandatorily redeemable	-	(7)			(7)
Cash dividends on capital stock (2.95% - annualized rate)			(58)		(58)

Balance, September 30, 2007	27	$2,653	$637	$(160)	$3,130

Balance, December 31, 2007	27	$2,661	$659	$(251)	$3,069

Comprehensive income -
Net income (loss)			(119)		(119)
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities				(18)	(18)
Reclassification adjustment for losses included in net income (loss) relating to held-to-maturity securities transferred from available-for-sale securities				42	42
Net unrealized gain (loss) on hedging activities				16	16
Employee retirement plans				1	1

Total other comprehensive income (loss)				41	41

Total comprehensive income (loss)					(78)
Proceeds from issuance of capital stock	1	65			65
Reclassification of capital stock to mandatorily redeemable	(2)	(165)			(165)

Balance, September 30, 2008	26	$2,561	$540	$(210)	$2,891

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Cash Flows (unaudited)

(Dollars in millions)

	Nine months ended September 30,	2008	2007
Operating	Net income (loss)	$(119)	$76
Activities	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
	Amortization and depreciation	(47)	63
	Change in net fair value adjustment on derivatives and hedging activities	(160)	(10)
	Change in net fair value adjustment on trading securities	3	-
	Change in net fair value on financial instruments held at fair value	1	-
	Realized losses on held-to-maturity securities	72	-
	Other adjustments, incl. $2 and $0 from early extinguishment of debt transferred to other FHLBs	(2)	(4)
	Net change in -
	Accrued interest receivable	1	18
	Other assets	(26)	(30)
	Accrued interest payable	179	199
	Other liabilities	29	(26)

	Total adjustments	50	210

	Net cash provided by (used in) operating activities	(69)	286

Investing	Net change in Federal Funds sold	9,736	(8,457)
Activities	Net change in advances	(5,247)	1,744
	MPF Loans -
	Purchases, incl. ($9) and ($63) from other FHLBs	(2,313)	(1,061)
	Payments	4,082	3,850
	Trading securities -
	Purchases	(825)	(1,010)
	Proceeds from maturities and paydowns	31	698
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net [1]	454	(230)
	Purchases	(7,761)	(11)
	Proceeds from maturities	1,139	1,318
	Available-for-sale securities -
	Purchases	(781)	(135)
	Proceeds from maturities and sales	498	614
	Proceeds from sale of foreclosed assets	31	38
	Capital expenditures for software and equipment	(5)	(6)

	Net cash provided by (used in) investing activities	(961)	(2,648)

Financing	Net change in deposits, incl. $5 and ($2) from other FHLBs	(26)	(714)
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	1,046,932	806,202
	Bonds	22,684	13,763
	Net proceeds (payments) on derivative contracts with financing element	120	-
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(1,046,786)	(801,734)
	Bonds incl. ($116) and ($85) transferred to other FHLBs	(20,484)	(15,167)
	Proceeds from issuance of capital stock	65	73
	Redemptions of mandatorily redeemable capital stock	(9)	(2)
	Cash dividends paid	-	(58)

	Net cash provided by (used in) financing activities	2,496	2,363

	Net increase (decrease) in cash and due from banks	1,466	1
	Cash and due from banks at beginning of year	17	23

	Cash and due from banks at end of period	$1,483	$24

Supplemental	Interest paid	$2,592	$2,863
Disclosures	Affordable Housing Program assessments paid	16	24
	Resolution Funding Corporation assessments paid	10	22
	Capital stock reclassed to mandatorily redeemable capital stock	165	7
	Transfer of MPF Loans to real estate owned	43	45
[1]	Short-term held-to-maturity securities consist of commercial paper that has a maturity of less than 90 days when purchased.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Basis of Presentation

The Federal Home Loan Bank of Chicago1 is a federally chartered corporation and one of 12 Federal Home Loan Banks (the “FHLBs”) that with the Office of Finance comprise the Federal Home Loan Bank System (the “System”). The FHLBs are government-sponsored enterprises (“GSE”) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (“FHLB Act”), in order to improve the availability of funds to support home ownership. Each FHLB operates as a separate entity with its own management, employees, and board of directors. Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. On July 30, 2008, the Housing and Economic Recovery Act of 2008 (“Housing Act”) was enacted. The Housing Act, among other things, creates a new federal agency, the Federal Housing Finance Agency (“FHFA”), which became the new regulator of the FHLBs effective July 30, 2008. Prior to July 30, 2008, the Federal Housing Finance Board (“Finance Board”) had responsibility for the supervision and regulation of the FHLBs.

We provide credit to members principally in the form of secured loans called advances. We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”®) Program2.

These programs help us accomplish our mission to deliver value to our members, and promote and support their growth and success, by providing:

•	highly reliable liquidity;

•	secured advances, wholesale mortgage financing, and other products and services designed to meet members’ needs; and

•	direct financial support for members’ affordable housing and community investment programs.

[1]	Unless otherwise specified, references to “we,” “us,” “our,” and “the Bank” are to the Federal Home Loan Bank of Chicago.
[2]	“Mortgage Partnership Finance,” “MPF,” “MPF Shared Funding,” and “eMPF” are registered trademarks and “MPF Xtra™” is a trademark of the Federal Home Loan Bank of Chicago.

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

In the first quarter of 2008, we began reporting on an enterprise-wide basis rather than providing separate segment information for Traditional Member Finance and Mortgage Partnership Finance activities. Specifically, we switched to managing our business on an enterprise-wide basis as a result of a shift in focus to provide liquidity to our members through advances in response to the Consent Cease and Desist Order (“C&D Order”) entered into with the Finance Board on October 10, 2007. In particular, the impact of the C&D Order would limit the future growth and viability of the MPF Program on our balance sheet as we seek to stabilize our capital base through the approval of a new capital plan under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and reduce our voluntary capital stock currently supporting the MPF Program.

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

Note 2 – Business Developments

At the request of the Finance Board, we entered into a C&D Order on October 10, 2007, which places several restrictions on us, including a requirement that any capital stock repurchases and redemptions require prior approval of the Director of the Office of Supervision of the Finance Board (“OS Director”). On July 24, 2008, the Finance Board amended the C&D Order to allow us to redeem a member’s capital stock which becomes excess capital stock above a member’s capital stock floor, the amount of capital stock a member held as of the close of business at July 23, 2008, in connection with the repayment of advances subject to certain conditions, including continuing to meet our minimum regulatory capital requirements.

Effective August 1, 2008, we no longer purchase MPF Loans for investment except for non-material amounts of MPF Loans that support affordable housing and are guaranteed by the Rural Housing Service of the Department of Agriculture (“RHS”) or insured by the Department of Housing and Urban Development (“HUD”).

On September 23, 2008, we announced the MPF Xtra product which provides our members with a new alternative for selling mortgage loans. Loans sold to us through the MPF Xtra product will concurrently be sold to Fannie Mae, as a third party investor, and will not be held on our balance sheet. Unlike our other MPF products, PFIs under the MPF Xtra product do not provide credit enhancement and do not receive credit enhancement fees. We receive a nominal upfront transaction fee which we expect to cover our cost of acting as master service for these MPF Loans. This fee is recognized over the life of the MPF Loans.

On October 17, 2008, LaSalle National Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district. As of September 30, 2008, LaSalle Bank, N.A. held 8% of our outstanding capital stock and 13% of our outstanding advances. This capital stock was reclassified to mandatorily redeemable capital stock as of October 17, 2008.

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

•

Disclosures are expanded to detail the extent to which a company measures assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings.

We adopted SFAS 157 effective January 1, 2008, except for certain nonfinancial assets and nonfinancial liabilities for which the FASB delayed application of SFAS 157 until January 1, 2009. Pursuant to FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 issued February 12, 2008, we have delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, and specifically to our real estate owned assets. There was no other initial effect of adoption on our financial statements. See Note 12 – Fair Value for further details.

FSP FAS 157-3 – On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP is effective beginning with our September 30, 2008 financial statements. The FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Determination of Active versus Inactive Market

The FSP clarifies that even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, the FSP also clarifies that it is not appropriate to automatically conclude that any transaction price is representative of fair value – that is, a transaction price may not represent an exit price resulting from an orderly transaction. Critical factors to determine whether an active or inactive market exists include, but are not limited to, the following:

•	the degree by which the bid-ask spreads have widened in the markets in which the financial assets trade;

•	the volume of trades relative to historical levels;

•	available prices vary significantly over time or among market participants;

•	prices are not current;

•	evidence supporting distressed sales have occurred; and

•	other relevant factors.

At September 30, 2008, we determined that our private label mortgage-backed securities (“MBS”) portfolio, which is classified as HTM, as well as certain non-traditional investment securities classified as AFS, traded in inactive markets. The September 30, 2008 determination was based on the significant bid-ask spread in the markets for these securities and by the ongoing significant decrease in the volume of trades relative to historical levels that existed when the market was not distressed (i.e., third quarter of 2007) as well as other relevant factors such as the intervention of the U.S. Government into the financial markets.

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

We adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since we did not elect the fair value option for any existing asset or liability. We elected the fair value option for certain newly acquired financial assets and liabilities during the three months ended September 30, 2008. At September 30, 2008 we held $200 million in advances (par) and $25 million in consolidated obligation bonds (par) at fair values of $199 million and $25 million.

Currently, certain short-term consolidated obligation bonds and advances do not pass prospective or retrospective effectiveness testing under SFAS 133, despite the fact that the interest rate swaps used to hedge such liabilities have matching terms. In these instances, we will elect to use the fair value option in order to better match the change in fair value of the bond or advance with the interest rate swap economically hedging it. We elected the fair value option for such short-term instruments during the third quarter, which has provided us with broader access to liability products that we can use to reduce our cost of funds, and has provided our members with broader access to our advance products.

SFAS 159 also amended SFAS No. 95, Statement of Cash Flows (“SFAS 95”), and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), to specify that cash flows from trading securities should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 115 required that all cash flows from trading securities be classified as cash flows from operating activities. As a result, beginning January 1, 2008, we classify purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Previously, all cash flows associated with trading securities were reflected in our statement of cash flows from operating activities. We have retrospectively adjusted the statement of cash flows for the nine months ended September 30, 2007 to classify activities related to trading securities held for investment purposes as cash flows from investing activities. This adjustment resulted in an increase in net cash from operating activities of $312 million, with a corresponding decrease in net cash from investing activities. In addition, we decreased cash from operating activities by $6 million, with a corresponding increase in cash from investing activities, for the retrospective application of FSP FIN 39, as discussed in the following paragraph. Also see Note 12 – Fair Value for further details.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

FSP FIN 39-1 – On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39. Under FSP FIN 39-1, we may elect to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or an obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value. The receivable or payable related to collateral may not be offset if the amount recognized does not represent or approximate fair value. We adopted FSP FIN 39-1 effective January 1, 2008.

Our accounting policy is to offset derivative instruments of the same counterparty under a master netting arrangement. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. The effect at the time of adoption was to reclassify $67 million from interest bearing deposits crediting $66 million to derivative assets and $1 million to derivative liabilities for the year ended December 31, 2007.

DIG Issue E23 – On January 10, 2008, the FASB cleared guidance for SFAS 133 Implementation Issue No. E23 Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (“DIG Issue E23”). DIG Issue E23 clarifies that swaps that have a non-zero fair value at inception can qualify for the shortcut method provided the difference between the transaction price, which is zero, and the fair value is solely attributable to a bid-ask spread. Further, hedged items that have a settlement date subsequent to the swap trade can qualify for the shortcut method. DIG Issue E23 became effective January 1, 2008, and did not have an effect on our financial statements.

SFAS 161 – In March of 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”) which amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of:

•	How and why an entity uses derivative instruments;

•	How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and

•	How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

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

FSP FAS 133-1 and FIN 45-4 – On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1” and “FIN 45-4”). This pronouncement amended SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.

FSP FAS 133-1 and FIN 45-4 amended FAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. This pronouncement also amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which we measure risk. We do not currently enter into credit derivatives, but do have guarantees: letters of credit and FHLBs’ joint and several liability on consolidated obligations.

The adoption of FSP FAS 133-1 and FIN 45-4 will result in increased financial statement footnote disclosures, but will have no impact on our financial statement results. It will be effective for periods ending after November 15, 2008.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Interest Income and Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Federal Funds sold	$26	$164	$133	$433
Investment securities -
Trading	12	10	33	26
Available-for-sale	13	36	25	112
Held-to-maturity	197	165	499	476

Total Investment securities	222	211	557	614

Advances	277	316	893	937
MPF Loans held in portfolio	418	463	1,278	1,423
Less: Credit enhancement fees paid	(8)	(9)	(25)	(28)

MPF Loans held in portfolio, net	410	454	1,253	1,395

Total interest income	935	1,145	2,836	3,379

Interest Expense -
Deposits	5	9	19	37
Securities sold under agreements to repurchase	12	25	43	74
Consolidated obligation -
Discount notes	113	179	349	515
Bonds	739	853	2,277	2,501

Total consolidated obligations	852	1,032	2,626	3,016

Subordinated notes	14	14	43	43

Total interest expense	883	1,080	2,731	3,170

Net interest income before provision for credit losses	52	65	105	209
Provision for credit losses	1	-	1	-

Net interest income	$51	$65	$104	$209

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Investment Securities

For accounting policies concerning our investment securities see Note 7 on page F-11 in our 2007 Form 10-K.

The following table presents the fair value of trading securities, including MBS:

	September 30, 2008	December 31, 2007
Non-MBS:
Government-sponsored enterprises	$820	$802
Certificates of deposit	801	-
Consolidated obligations of other FHLBs	6	25

Total non-MBS	1,627	827

MBS:
Government-sponsored enterprises	24	28
Government-guaranteed	5	5
Private issue	-	3

Total MBS	29	36

Total trading securities	$1,656	$863

Maturity Terms

The following table presents the amortized cost and fair value of available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities by contractual maturity. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment fees.

	Available-For-Sale		Held-To-Maturity
September 30, 2008	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS Year of Maturity:
Due in one year or less	$28	$29	$1,169	$1,167
One year to five years	135	138	417	415
Five years to ten years	161	161	59	58
Due after ten years	202	201	46	46

Total non-MBS	526	529	1,691	1,686
Total MBS	705	671	15,966	15,243

Total	$1,231	$1,200	$17,657	$16,929

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of AFS and HTM securities as of the dates indicated.

	Available-For-Sale				Held-to-Maturity
September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Commercial paper	$-	$-	$-	$-	$798	$-	$(1)	$797
Government-sponsored enterprises	523	4	(1)	526	411	-	(2)	409
State or local housing agency obligations	3	-	-	3	49	-	-	49
Small Business Administration/ Small Business Investment Companies	-	-	-	-	433	-	(2)	431

Total non-MBS	526	4	(1)	529	1,691	-	(5)	1,686

MBS:
Government-sponsored enterprises	495	5	(1)	499	11,572	87	(45)	11,614
Government-guaranteed	-	-	-	-	18	-	-	18
MPF Shared Funding	-	-	-	-	311	-	(25)	286
Private issue	210	-	(38)	172	4,065	6	(746)	3,325

Total MBS	705	5	(39)	671	15,966	93	(816)	15,243

Total	$1,231	$9	$(40)	$1,200	$17,657	$93	$(821)	$16,929

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

	Available-For-Sale				Held-to-Maturity
December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Commercial paper	$-	$-	$-	$-	$1,172	$-	$-	$1,172
Government-sponsored enterprises	656	4	-	660	-	-	-	-
State or local housing agency obligations	-	-	-	-	56	-	-	56
Small Business Administration/ Small Business Investment Companies	-	-	-	-	508	3	-	511

Total non-MBS	656	4	-	660	1,736	3	-	1,739

MBS:
Government-sponsored enterprises	60	-	(2)	58	4,846	50	(29)	4,867
Government-guaranteed	-	-	-	-	22	-	-	22
MPF Shared Funding	-	-	-	-	333	-	(9)	324
Private issue	238	-	(15)	223	4,544	48	(34)	4,558

Total MBS	298	-	(17)	281	9,745	98	(72)	9,771

Total	$954	$4	$(17)	$941	$11,481	$101	$(72)	$11,510

Realized and Unrealized Losses

We apply SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”) as amended by FASB Staff Position 115-1 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments to determine whether our investment securities have incurred other-than-temporary impairment. We determine whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis (or sooner if a loss-triggering event occurs). Specifically, we perform an other-than-temporary impairment assessment for all of the Bank’s AFS and HTM securities that have a fair value of less than amortized cost.

For an investment security acquired with a credit rating of AA or above that has not been previously written down for other-than-temporary impairment, we recognize other-than-temporary impairment if it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security and the fair value of the investment security has declined below its amortized cost. We also consider several qualitative factors when determining whether other-than-temporary impairment has occurred. Outlined below are the qualitative factors that are given primary consideration when performing an analysis for other-than-temporary impairment.

•	Downgrades of the security below investment grade of BBB-, or its equivalent, by at least one of the rating agencies: S&P, Moody’s, or Fitch.

•	Credit analysis indicates low probability of full principal recovery.

•

Loss severity. In general, when assessing loss severity, we consider impairments that are 10% or less to be recoverable prior to any expected sale of an investment security held as available-for-sale or upon maturity of an investment security classified as held-to-maturity. Loss severities greater than 10% are reviewed individually for impairment.

•

The number of months a security has been in an unrealized loss position. Loss positions that are less than 12 months old are considered recoverable prior to any expected sale of an investment security classified as available-for-sale. Loss positions greater than 12 months in the available-for-sale portfolio are further reviewed for other-than-temporary impairment.

•	Our intent and ability to hold investment securities to maturity or until an anticipated recovery in fair value, whichever is applicable.

If we determine that other-than-temporary impairment exists, we account for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. Specifically, the investment security is written down to fair value which becomes its new cost basis, any deferred amounts related to such securities are written off, and a realized loss is recognized in non-interest income. A new accretable yield is calculated and amortized over the remaining life of the investment security in a prospective manner based on the amount and timing of estimated future cash flows.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

In addition, if an investment security has a current credit rating below AA and it has been previously written down due to other-than-temporary impairment, we subsequently apply EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 requires recognition of an other-than-temporary impairment if an adverse change in estimated cash flows has occurred and the fair value of the investment security has declined below its reference amount (the reference amount is defined as equal to the initial investment less cash received to date less other-than-temporary impairments recognized to date plus the yield accreted to date). EITF 99-20 also requires that any subsequent favorable or adverse change in estimated cash flows needs to be accounted for as a prospective yield adjustment to these securities. We also apply EITF 99-20 to certain securities where we have recognized other-than-temporary impairment for which the credit rating may be AA or higher. In such cases, we believe the credit rating assigned by the rating agency is not current based on the actual credit risk evident in the security.

Available-for-Sale

Our AFS portfolio at September 30, 2008 includes $172 million at fair value of AAA or AA rated private-issue MBS. The underlying mortgages collateralizing these securities are considered non-traditional. As of September 30, 2008, this portfolio has experienced a temporary decrease in fair value of $38 million due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. These securities that had fair values ranging from 81% to 92% of par value. The entire unrealized loss of $38 million was aged greater than 12 months.

We performed an impairment analysis of this portfolio at September 30, 2008 using detailed cash flow analysis to determine the recoverability of all principal and interest contractually due. This analysis projects prepayments, expected housing price changes, delinquency and default rates, expected loss severities, and interest rates, while factoring in the underlying collateral. Based on this analysis, we do not believe any other-than-temporary impairment existed with respect to any of our AFS investment securities as of September 30, 2008. The overall decline in value is considered temporary as we have the intent and ability to hold these investments to recovery in fair value and we expect to receive all contractual principal and interest payments.

Subsequent to September 30, 2008 through October 31, 2008, one additional AFS security with a fair value of $35 million was placed on negative watch (rated AAA). All other securities in our AFS portfolio were rated BBB- or higher at October 31, 2008.

Held-to-Maturity

Our HTM portfolio had gross unrealized losses of $821 million at September 30, 2008. This amount does not include $96 million of remaining unrealized losses on securities transferred from the AFS portfolio on December 27, 2007, because the transfer was recorded at fair value. The original $138 million unrealized loss was recorded in accumulated Other Comprehensive Income (Loss) (“OCI”) and is being amortized over the remaining life of the securities as a yield adjustment, offset by the interest income accretion related to the discount on the transferred securities. In addition, any OCI on these securities is also immediately recognized into earnings if an impairment charge is realized. In the third quarter and first nine months of 2008, We recognized $1 million and $23 million from OCI into realized loss on HTM securities due to other-than-temporary impairment.

Included in the $821 million of gross unrealized losses on HTM securities at September 30, 2008 was $157 million of unrealized losses that have existed for a period greater than 12 months. All HTM securities with unrealized losses greater than 12 months had fair values ranging from 46% to 99% of par value.

Our HTM portfolio at September 30, 2008 includes $4.1 billion of private-issue MBS. The majority of underlying mortgages collateralizing the securities are considered subprime or non-traditional. This portfolio had gross unrealized losses of $746 million at September 30, 2008. We performed an impairment analysis of this portfolio at September 30, 2008 using detailed cash flow analysis to determine the recoverability of all principal and interest contractually due. Our models project prepayments, expected housing price changes, delinquency and default rates, expected loss severities, and interest rates, while factoring in the underlying collateral.

In the third quarter and first nine months of 2008, we recognized an other-than-temporary impairment charge of $9 million and $72 million related to MBS instruments in our HTM portfolio. The securities impaired for the third quarter had a total carrying value of $55 million before impairment and a fair value of $46 million at September 30, 2008. As of September 30, 2008, the lowest ratings (S&P, Moody’s, or Fitch) on these other-than-temporarily impaired securities ranged from B to AA. Subsequent to

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

September 30, 2008 through October 31, 2008, additional HTM securities with a carrying value of $137 million were downgraded below BBB-, of which $65 million was related to securities for which we have previously recognized impairment charges. All other securities in our HTM portfolio were rated BBB- or higher at October 31, 2008.

The remainder of the HTM portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. The overall decline in value of our HTM portfolio is considered temporary as we have the intent and ability to hold these investments to maturity and we expect to collect all contractual principal and interest.

Gains and Losses on Trading and AFS Securities

The net gains (losses) on trading securities for the periods indicated were as follows:

Three months ended September 30,	2008	2007
Net realized gain (loss)	$-	$1
Net unrealized gain (loss)	(3)	15

Net gain (loss) on trading securities	$(3)	$16

Nine months ended September 30,
Net realized gain (loss)	$-	$-
Net unrealized gain (loss)	(3)	8

Net gain (loss) on trading securities	$(3)	$8

The realized gains and losses from sales of AFS securities for the periods indicated were as follows:

Three months ended September 30,	2008	2007
Realized gain	$1	$1
Realized loss	-	-

Net realized gain (loss) from sale of AFS securities	$1	$1

Nine months ended September 30,
Realized gain	$1	$1
Realized loss	-	-

Net realized gain (loss) from sale of AFS securities	$1	$1

Note 5 – Advances

For accounting policies concerning advances see Note 8 on page F-15 in our 2007 Form 10-K. At September 30, 2008 we had advances outstanding to members at interest rates ranging from 1.25% to 8.47%. Members are required to pledge collateral to us in amounts sufficient to secure all credit outstanding (for example: advances, letters of credit, MPF credit enhancement, and derivatives). We held collateral with an approximate collateral loan value of $47.0 billion to secure credit outstanding of $36.4 billion. We do not expect to incur any credit losses. The following table presents our advances by maturity or redemption terms:

September 30, 2008	Amount	Weighted Average Interest Rate	Next Maturity or Put Date
Due in one year or less	$11,894	3.13%	$16,407
One to two years	8,461	3.61%	9,059
Two to three years	3,509	4.09%	3,278
Three to four years	1,890	4.16%	1,862
Four to five years	2,051	3.35%	1,670
Thereafter	7,488	3.83%	3,017

Total par value	35,293	3.56%	$35,293

Hedging & fair value option adjustments	176

Total advances	$35,469

Our advances are concentrated with commercial bank and thrift members that individually borrowed 10% or more of our total advances. We had $4.4 billion of outstanding advances at September 30, 2008 and $4.1 billion at December 31, 2007 to LaSalle Bank N.A., which represented 13% and 14% of total advances outstanding with no other member over 10% at either date. On October 17, 2008, LaSalle National Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district.

Note 6 – MPF Loans Held in Portfolio

For accounting policies concerning MPF Loans held in portfolio see Note 9 on page F-16 in our 2007 Form 10-K.

We invest in fixed-rate mortgage loans through the MPF Program, a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from, or through, PFIs and purchased participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”). We classify MPF Loans on our statements of condition as held for investment because we have the intent and ability to hold such loans to maturity.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Effective August 1, 2008, we no longer purchase MPF Loans for investment except for non-material amounts of MPF Loans that support affordable housing and are guaranteed by RHS or insured by HUD. MPF Loans purchased from Chicago PFIs starting August 1, 2008 are primarily held as investments by other FHLBs participating in the MPF Program and after November 1, 2008 concurrently sold to Fannie Mae.

The following table summarizes our MPF Loan information:

	September 30, 2008	December 31, 2007
MPF Loans -single-family
Medium term: [1]
Conventional	$10,064	$10,941
Government [3]	239	274

Total medium term	10,303	11,215

Long term: [2]
Conventional	18,324	18,875
Government [3]	3,963	4,277

Total long term	22,287	23,152

Total par value	32,590	34,367
Agent fees, premium (discount)	158	177
Loan commitment basis adjustment	(16)	(12)
Hedging adjustments	110	92
Receivable from future performance credit enhancement fees	2	1
Allowance for loan loss	(3)	(2)

Total MPF Loans held in portfolio, net	$32,841	$34,623

[1]	The original term to maturity is 15 years or less.
[2]	The original term to maturity is greater than 15 years.
[3]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

MPF Loans are placed on non-performing (non-accrual) status when it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the MPF Loan is well-secured and in the process of collection. We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. We had $15 million and $12 million of MPF Loans on non-performing status at September 30, 2008 and December 31, 2007.

MPF Loans that are on non-performing status and that are viewed as collateral-dependent loans are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment. We had impaired MPF Loans of $8 million and $7 million at September 30, 2008 and December 31, 2007. An allowance of less than $1 million was allocated to these loans at September 30, 2008 and none at December 31, 2007.

The average balance for impaired MPF Loans was $8 million for the three and nine months ended September 30, 2008 and $4 million for the three and nine months ended September 30, 2007. Interest income recognized on impaired MPF Loans was less than $1 million for all periods presented.

When assets have been received in satisfaction of debt, or as a result of actual foreclosures and in-substance foreclosures, MPF Loans are reclassified at fair value as real estate owned in other assets. We had $27 million and $29 million in MPF Loans classified as real estate owned in other assets, which had been foreclosed but not yet liquidated at September 30, 2008 and December 31, 2007. For further detail on MPF Loans classified as non-performing, impaired, or real estate owned see Note 9 on page F-16 in our 2007 Form 10-K.

Note 7 – Consolidated Obligations

For accounting policies, the description of interest rate payment terms, and other additional information concerning consolidated obligations, see Note 14 on page F-20 in our 2007 Form 10-K.

The following table summarizes our consolidated obligation discount notes outstanding. Discount notes have terms ranging from one day to one year in length.

	September 30, 2008	December 31, 2007
Par value outstanding	$19,198	$19,093
Carrying value outstanding	$19,163	$19,057
Weighted average rate at period-end	1.61%	3.75%
Daily average outstanding for the year-to-date period	$17,535	$14,786
Weighted average rate for the year-to-date period	2.66%	4.76%
Highest outstanding at any month-end during the year-to-date period	$20,298	$19,165

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents interest rate payment terms at the time of issuance for the types of consolidated obligation bonds for which we are the primary obligor.

	September 30, 2008	December 31, 2007
Consolidated obligation bonds:
Fixed-rate non-callable	$39,686	$37,875
Fixed-rate callable	23,388	23,485
Floating-rate	1,825	1,025
Step-up	50	150
Inverse floating-rate	50	50
Zero coupon	-	1,500

Total par value	64,999	64,085
Bond discounts, net	(30)	(1,256)
Hedging & fair value option adjustments	(250)	(187)

Total consolidated obligation bonds	$64,719	$62,642

The following table summarizes consolidated obligation bonds for which we were the primary obligor by maturity or redemption terms:

September 30, 2008	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$15,245	3.42%	$28,007
One to two years	9,616	4.60%	10,866
Two to three years	5,375	4.41%	4,898
Three to four years	4,547	5.19%	3,897
Four to five years	8,314	4.36%	5,371
More than five years	21,902	5.29%	11,960

Total par value	64,999	4.55%	$64,999

Bond discounts, net	(30)
Hedging & fair value option adjustments	(250)

Total consolidated obligation bonds	$64,719

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

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings. No members had concentrations of capital stock greater than or equal to 10% of total capital stock at September 30, 2008 or December 31, 2007.

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

The C&D Order we entered into with the Finance Board on October 10, 2007 includes an additional minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we continue to include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. Our non-mortgage assets on an average monthly basis were below 11% at both September 30, 2008 and December 31, 2007, thus we were subject to the 4.50% ratio at both dates.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Regulatory Capital
	Requirement in effect		Actual
	Ratio	Amount	Ratio	Amount
September 30, 2008	4.50%	$4,112	4.68%	$4,279
December 31, 2007	4.50%	$4,009	4.87%	$4,342

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At September 30, 2008 and December 31, 2007 we had an aggregate amount of $3.739 billion and $3.683 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

On October 17, 2008, LaSalle National Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district. As of September 30, 2008, LaSalle Bank, N.A. held 8% of our outstanding capital stock. This capital stock was reclassified to mandatorily redeemable capital stock as of October 17, 2008.

The following table summarizes the number of members for which we reclassified their stock as mandatorily redeemable capital stock (“MRCS”) due to membership withdrawal or mergers with out-of-district financial institutions and the number of former members for which we completed redemptions of their mandatorily redeemable capital stock during the periods indicated:

Three months ended September 30,	2008	2007
Number of members with MRCS, beginning of period	19	11
Members reclassified to MRCS due to -
Membership withdrawals, net [1]	(1)	1
Mergers out-of-district	1	-
Completed redemptions	-	(1)

Number of members, end of period	19	11

Nine months ended September 30,
Number of members with MRCS, beginning of period	12	7
Members reclassified to MRCS due to -
Membership withdrawals, net [1]	4	4
Mergers out-of-district	8	5
Completed redemptions	(5)	(5)

Number of members, end of period	19	11

[1]	Membership withdrawals, net include the rescission of one membership withdrawal request representing $6 million.

The following table presents the dollar amounts of MRCS activity and capital stock redemptions for the periods indicated:

Three months ended September 30,	2008	2007
Balance, beginning of period	$180	$19
Capital stock reclassified to MRCS due to-
Membership withdrawals, net [2]	(6)	-
Mergers out-of-district	4	-
Incremental advance paydowns	2	-
Redemptions of MRCS	(2)	-

Balance, end of period	$178	$19

Nine months ended September 30,
Balance, beginning of period	$22	$14
Capital stock reclassified to MRCS due to-
Membership withdrawals, net [2]	7	4
Mergers out-of-district	156	3
Incremental advance paydowns	2	-
Redemptions of MRCS	(9)	(2)

Balance, end of period	$178	$19

[2]	Membership withdrawals, net include the reversal of one membership withdrawal request representing $6 million.

During the third quarter, we redeemed $2 million in excess capital stock from two members as permitted under the C&D Order as described in Note 2- Business Developments on page 9.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Under the terms of the C&D Order, as amended, except as discussed above, any other capital stock repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require approval of the OS Director. As of October 31, 2008, the OS Director has denied requests to redeem capital stock totaling $10 million in connection with nine membership withdrawals or other terminations. We do not believe this denial affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this denial delays the timing of an eventual mandatory redemption.

Note 10 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated Other Comprehensive Income (“OCI”) (loss) for the periods indicated:

	Accumulated OCI (loss)
	AFS	HTM [1]	Cash flow hedges	Retirement plans	Total
Balance, December 31, 2006	$(8)	$-	$(99)	$(3)	$(110)
Net unrealized gain (loss)	(57)	-	2	-	(55)
(Gain) loss recognized into net income (loss)	(1)	-	6	-	5

Net change	(58)	-	8	-	(50)

Balance,
September 30, 2007	$(66)	$-	$(91)	$(3)	$(160)

Balance, December 31, 2007	$(13)	$(138)	$(98)	$(2)	$(251)
Net unrealized gain (loss)	(17)	-	(16)	1	(32)
(Gain) loss recognized into net income (loss)	(1)	42	32	-	73

Net change	(18)	42	16	1	41

Balance, September 30, 2008	$(31)	$(96)	$(82)	$(1)	$(210)

[1]

On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from AFS to HTM. The $138 million unrealized loss recorded in accumulated OCI at that time is being amortized as a loss into net income (loss) over the remaining life of the securities as a yield adjustment, offset by the interest income accretion related to the discount on the transferred securities. In addition, other-than-temporary impairments on these securities have also been recognized. See Held-to-Maturity in Note 4 for details.

Note 11 – Derivatives and Hedging Activities

For accounting policies concerning derivatives and hedging activities see Note 22 on page F-31 in our 2007 Form 10-K.

We recorded a net gain (loss) on derivatives and hedging activities in non-interest income for the periods indicated:

Three months ended September 30,	2008	2007
Fair value hedge ineffectiveness	$6	$(6)
Gain (loss) on economic hedges	9	(15)
Cash flow hedge ineffectiveness	3	-

Net gain (loss) on derivatives and hedging activities	$18	$(21)

Nine months ended September 30,
Fair value hedge ineffectiveness	$(26)	$(21)
Gain (loss) on economic hedges	(41)	(7)
Cash flow hedge ineffectiveness	3	-

Net gain (loss) on derivatives and hedging activities	$(64)	$(28)

During the third quarter of 2008, we reclassified $4 million as a gain shown as a component of cash flow hedge ineffectiveness as a result of a non-occurrence of the anticipated issuance of 15 year fixed-rate consolidated obligation bonds. This occurred due to unfavorable market conditions where longer-term debt spreads widened relative to the assets being funded making such issuance cost prohibitive. We do not view this non-occurrence as a pattern that would taint our ability to enter into future cash flow hedges of other longer-term debt strategies.

Over the next 12 months we expect that $23 million recorded in OCI on September 30, 2008, will be recognized as a reduction to net interest income. The maximum length of time over which we are hedging our exposure to variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is ten years.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding:

	September 30, 2008		December 31, 2007 [1]
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps:
Fair value	$28,659	$(260)	$29,307	$(270)
Cash flow	4,984	(31)	410	(7)
Economic	1,935	(21)	1,495	(30)

Total	35,578	(312)	31,212	(307)

Interest rate swaptions:
Fair value	3,930	70	4,113	70
Economic	5,387	34	4,970	36

Total	9,317	104	9,083	106

Interest rate caps/floors:
Cash flow	3,475	188	3,375	161
Economic	-	-	8	-

Total	3,475	188	3,383	161

Interest rate futures/TBAs:
Fair value	1,413	1	1,216	(3)
Economic	390		-	-

Total	1,803	1	1,216	(3)

Delivery commitments of MPF Loans:
Economic	1	-	54	1

Total	$50,174	(19)	$44,948	(42)

Accrued interest, net at period end		(11)		(12)
Cash Collateral		(163)		(67)

Net derivative balance		$(193)		$(121)

Derivative assets		$33		$111
Derivative liabilities		(226)		(232)

Net derivative balance		$(193)		$(121)

[1]

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 2 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for details.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivatives that have a net positive fair value if the counterparty defaults and the related collateral, if any, is of no value. We have not sold or repledged any collateral pledged to us. At September 30, 2008 and December 31, 2007, our maximum credit risk as defined above was $33 million and $111 million.

We received upfront payments on derivatives during September, 2008. An evaluation was performed to determine whether the fee received represents a financing activity. Specifically, if the fee received represents more than an insignificant amount, then the cash flows associated with the derivative are reported as a financing activity in our statement of cash flows. We have interpreted the term “insignificant” as denoting an amount that is less than 10% of the present value of an at-the-market derivative’s fully prepaid amount. We received $120 million of upfront swap fees which represented a financing activity.

Accounting Issues Related to Lehman Derivative Termination

As of September 30, 2008, we owed $64 million to Lehman Brothers Special Financing Inc. (“LBSFI”) under a master derivative netting arrangement (for which we have pledged collateral in the form of HTM securities with a fair value of approximately $57 million). As a result, we discontinued hedge accounting for our cash flow and fair value hedges on the date our derivatives with LBSFI were unwound. We believe this is consistent with SFAS 133 and DIG Issue G10. Specifically, once Lehman Brothers Holdings Inc., the guarantor of LBSFI, declared bankruptcy and an early termination date was established, the hedging relationships were still expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the remaining term of the hedge relationship – that is, until the unwind date. In particular, since we were in a significant net liability position with Lehman, any subsequent change in fair value of the underlying derivatives through the unwind date would occur as contractually scheduled – that is, we would pay Lehman the net amount pursuant to the original ISDA agreement.

The cumulative basis adjustments related to our fair value hedges on the date the hedge relationship was discontinued will be amortized prospectively on a level yield basis into interest income or expense, whichever is appropriate, over the remaining life of the original hedge relationship. In certain cases, we entered into new derivative transactions and designated them to replace the hedge relationships related to the unwound Lehman hedges.

In the case of cash flow hedges, amortization from OCI would be done prospectively as a yield adjustment from the unwind date.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Fair Value

As discussed in Note 2 – Accounting and Reporting Developments, we adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 159 had no initial effect on adoption since we did not elect the fair value option for any existing asset or liability. We elected the fair value option for certain newly acquired financial assets and liabilities during the three months ended September 30, 2008. At September 30, 2008 we held $200 million in advances (par) and $25 million in consolidated obligation bonds (par) at fair values of $199 million and $25 million. Interest income and interest expense related to these instruments were less than $1 million.

SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected in accordance with SFAS 159 are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on other financial assets or liabilities carried at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense.

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option in accordance with SFAS 159 during the three and nine months ended September 30, 2008:

Three months ended September 30, 2008	Advances	Consolidated obligation bonds
Balance, June 30, 2008	$-	$-
New transactions elected for fair value option	200	25
Maturities and terminations	-	-
Net gain (loss) on instruments held at fair value	(1)	-
Change in accrued interest	-	-

Balance, September 30, 2008	$199	$25

Nine months ended September 30, 2008
Balance, January 1, 2008	$-	$-
New transactions elected for fair value option	200	25
Maturities and terminations	-	-
Net gain (loss) on instruments held at fair value	(1)	-
Change in accrued interest	-	-

Balance, September 30, 2008	$199	$25

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding of advances and consolidated bonds for which the fair value option has been elected in accordance with SFAS 159:

At September 30, 2008	Principal balance	Fair value	Fair value over / (under) principal balance
Advances	$200	$199	$(1)
Consolidated obligation bonds	25	25	-

For advances and consolidated obligations recorded under the fair value option in accordance with SFAS 159, the estimated impact of changes in credit risk for the three and nine months ended September 30, 2008 were not material.

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

The principal market is the market in which we would sell the asset or transfer the liability with the greatest volume and level of activity for that asset or liability to a qualifying market participant. The most advantageous market is the market in which we would sell the asset or transfer the liability at the price that maximizes the amount received for the asset or minimizes the amount that would be paid to transfer the liability, considering transaction costs in the respective market(s). Thus, the principal or most advantageous market and market participants are considered from our perspective.

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

Currently, we present investment securities classified as AFS and trading and all derivatives, both assets and liabilities, in the statements of condition at fair value on a recurring basis. We also present an inverse floating rate consolidated obligation bond at fair value because its full fair value is being hedged by a derivative. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to the models. Given the market during the third quarter, the most relevant inputs to the valuation of these instruments are delinquency, default and loss expectations. Inputs are determined based on relative value analyses, which incorporates comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (an index that tracks the performance of subprime residential mortgage bonds).

Fair Value Hierarchy

Outlined below is the application of the fair value hierarchy established by SFAS 157 to our financial assets and liabilities.

Level 1: Quoted Prices in Active Markets for Identical Assets

Our Level 1 financial assets and financial liabilities include certain derivative contracts that are traded in an active exchange market; for example: futures and TBA contracts (a contract for the purchase or sale of an MBS to be delivered at an agreed-upon future date but does not include a specified pool number and number of pools or precise amount to be delivered).

Level 2: Significant Other Observable Inputs

Our Level 2 category includes certain debt instruments issued by U.S. government-sponsored enterprises, certain mortgage-backed debt securities issued by government-sponsored enterprises that trade in liquid over-the-counter markets and certain consolidated obligation bonds and advances carried at fair value under the fair value option.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Level 3: Significant Unobservable Inputs

Our Level 3 category includes certain private-issue MBS investments held in our AFS portfolio that are backed by non-traditional mortgage loans and an inverse floating rate consolidated obligation bond along with the derivative asset hedging that bond. Our Level 3 category, also includes, on a non-recurring basis, impaired HTM securities and impaired MPF Loans.

Fair Value Methodology

Described below is our fair value measurement methodologies for assets and liabilities measured or disclosed at fair value. Such methodologies were applied to all of the assets and liabilities carried or disclosed at fair value.

Advances – Fair values for advances are determined using the income approach, which converts the expected future cash flows to a single present value. The estimated fair values do not assume prepayment risk, where we receive a fee sufficient to make us financially indifferent to a member’s decision to prepay. We use internally constructed curves based on the consolidated obligation curve and a spread, which differs based on the advance size.

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

For certain subprime and non-traditional private-issue MBS investments, including certain AFS and HTM securities that are valued on a non-recurring basis, we believe that they are traded in inactive markets. The fair value of our subprime and non-traditional investment securities with vintages between 2005 and 2007 are based on industry recognized models and discounted cash flow techniques. Models were used for these instruments because there has been a specific review of the projected underlying cash flows, including loss severity, roll-rates and default rates for which we are able to refine our estimate of fair value if an active market existed at the balance sheet date. The modeled values reflect our expectations of future cash flows after accounting for appropriate risk premiums if an active market existed for these instruments.

Derivatives – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We, and each derivative counterparty, have bilateral collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at September 30, 2008 and December 31, 2007.

Consolidated Obligation Bonds – We use an internal valuation model to arrive at the fair value of our inverse floating-rate consolidated obligation bond and the short-term callable consolidated obligation bond that we elected the fair value option for during the third quarter. Their fair value is determined based on the income approach. The income approach uses valuation techniques to convert future amounts to a single present value discounted amount. The measurement is based on the value indicated by current market expectations about those future amounts. In this regard, our internal model discounts anticipated cash flows using an appropriate independent market rate based on the underlying terms of the consolidated obligation bond. Our valuation takes into consideration any credit valuation adjustment. The valuation model is based on an external consolidated obligation curve that reflects trading activities and any potential adjustments for our credit rating.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents financial assets and financial liabilities measured at fair value on a recurring basis:

As of September 30, 2008	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets:
Trading securities	$-	$1,656	$-	$-	$1,656
Advances	-	199	-	-	199
AFS securities	-	1,028	172	-	1,200
Derivative assets	-	174	22	(163)	33

Total assets at fair value	$-	$3,057	$194	$(163)	$3,088

Liabilities:
Consolidated obligation bonds	$-	$25	$69	$-	$94
Derivative Liabilities	-	226	-	-	226

Total liabilities at fair value	$-	$251	$69	$-	$320

[1]

Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents a reconciliation of certain financial assets that are measured at fair value on the statements of condition using Level 3 inputs for the nine months ended September 30, 2008:

	AFS securities	Derivative assets	Consolidated obligation bonds
Beginning Balance, December 31, 2007	$222	$20	$69
Effect of SFAS 157 and 159 adoption	-	-	-

Adjusted Balance	222	20	69
Total gains (losses) realized and unrealized:
Included in net gains (losses) on changes in fair value	-	2	-
Included in OCI	(50)	-	-
Purchases, sales, issuances and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-

Ending Balance at September 30, 2008	$172	$22	$69

Total amount of gains (losses) recognized in net income (loss) for the three months ended September 30, 2008	$-	$3	$-

Assets Measured at Fair Value on a Non-recurring Basis

Certain held-to-maturity investment securities are measured at fair value on a non-recurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment). The following table presents these investment securities by level within the SFAS 157 valuation hierarchy as of September 30, 2008, for which a non-recurring change in fair value has been recorded during the three months ended September 30, 2008.

	Fair Value Measurements as of September 30, 2008 Using			Gain (loss) for the Three Months Ended September 30, 2008
	Level 1	Level 2	Level 3

Assets:
Impaired HTM securities	$-	$-	$46	$(9)
Impaired MPF loans	-	-	8	*
*	less than $1 million

In accordance with the provisions of FSP FAS 115-1 held-to-maturity investment securities with a previous carrying amount of $55 million were written down to their fair value of $46 million, resulting in an other-than-temporary impairment charge of $9 million, which was included in earnings for the third quarter of 2008.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying values and estimated fair values of our financial instruments at September 30, 2008 and December 31, 2007, were as follows:

	September 30, 2008			December 31, 2007 [1]
	Carrying Value	Net Unrecognized Gain or (Loss)	Fair Value	Carrying Value	Net Unrecognized Gain or (Loss)	Fair Value
Financial Assets
Cash and due from banks	$1,483	$-	$1,483	$17	$-	$17
Federal Funds sold and securities purchased under agreements to resell	550	-	550	10,286	-	10,286
Trading securities	1,656	-	1,656	863	-	863
Available-for-sale securities	1,200	-	1,200	941	-	941
Held-to-maturity securities	17,657	(728)	16,929	11,481	29	11,510
Advances [2]	35,469	(194)	35,275	30,221	160	30,381
MPF Loans held in portfolio, net	32,841	(452)	32,389	34,623	(387)	34,236
Accrued interest receivable	367	-	367	364	-	364
Derivative assets	33	-	33	111	-	111

Total Financial Assets	$91,256	$(1,374)	$89,882	$88,907	$(198)	$88,709

Financial Liabilities
Deposits	$(1,063)	$-	$(1,063)	$(1,089)	$-	$(1,089)
Securities sold under agreements to repurchase	(1,200)	(47)	(1,247)	(1,200)	(72)	(1,272)
Consolidated obligations -
Discount notes	(19,163)	5	(19,158)	(19,057)	1	(19,056)
Bonds [3]	(64,719)	(385)	(65,104)	(62,642)	(1,322)	(63,964)
Accrued interest payable	(784)	-	(784)	(605)	-	(605)
Mandatorily redeemable capital stock	(178)	-	(178)	(22)	-	(22)
Derivative liabilities	(226)	-	(226)	(232)	-	(232)
Subordinated notes	(1,000)	38	(962)	(1,000)	(75)	(1,075)

Total Financial Liabilities	$(88,333)	$(389)	$(88,722)	$(85,847)	$(1,468)	$(87,315)

[1]

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 2 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for detail.

[2]	Advances carried at fair value option: $199 at September 30, 2008.
[3]	Consolidated obligation bonds carried at fair value option: $25 at September 30, 2008.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

As discussed in Note 2 – Business Developments under FSP FAS 157-3, there are inherent limitations in any estimation technique or valuation methodology. Determining the fair values of financial instruments requires the use of judgment. For example, because an active secondary market does not exist for some of our financial instruments in certain cases, fair values are not subject to precise quantification or verification. Their values may change as economic and market factors change and as the evaluation of those factors change. Therefore, estimated fair values may not be necessarily indicative of the amounts that would be realized in current market transactions. As a result, in certain cases we have elected to use modeled prices.

Note 13 – Commitments and Contingencies

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

The par value of outstanding consolidated obligations for the FHLBs was $1.328 trillion and $1.190 trillion at September 30, 2008 and December 31, 2007. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the FHFA.

Our commitments at the dates shown were as follows:

	September 30, 2008	December 31, 2007
Standby letters of credit	$817	$501
Delivery Commitments for MPF Loans	1	80
Standby bond purchase agreements	182	250
Consolidated obligation bonds traded, but not settled	-	400
Unconditional software license renewal fees	4	4

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Note 14 – Transactions with Related Parties and Other FHLBs

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

	September 30, 2008	December 31, 2007
Assets-
Advances	$1,102	$1,113
Interest receivable - advances	4	4

Liabilities-
Deposits	38	247
Derivative liabilities	-	1

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

	September 30, 2008	December 31, 2007
Assets-
Investment securities-trading	$6	$25
Accounts receivable	-	1

Liabilities-
Deposits	14	9

Trading Securities consisted of consolidated obligations of the FHLB of San Francisco of $6 million at September 30, 2008 and consolidated obligations of the FHLB of Dallas and San Francisco of $19 million and $6 million at December 31, 2007.

The following tables summarize transactions we had with other FHLBs as reported in the statements of income:

Three months ended September 30,	2008	2007
Other Income - MPF Program transaction service fees	$1	$1
Gain on extinguishment of debt transferred to other FHLBs	2	-

Nine months ended September 30,
Other Income - MPF Program transaction service fees	4	3
Gain on extinguishment of debt transferred to other FHLBs	2	-

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows, excluding the concurrent purchase of MPF Loans from our PFIs and the 100% sale of participations in these MPF Loans to three other FHLBs participating in the MPF Program, in the amount of $320 million for the nine months ended September 30, 2008. The net of these purchases and sales were zero. There were no such transactions for the nine months ended September 30, 2007.

Nine months ended September 30,	2008	2007
Investing activities
Purchase of MPF Loan participations from other FHLBs	$9	$(63)
Financing activities
Net change in deposits	5	(2)
Transfer of consolidated obligation bonds to other FHLBs	(116)	(85)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; economic and market conditions, including the timing and volume of market activity, inflation/deflation, and the condition of the mortgage and housing markets; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral underlying advances to our members; changes in the value of and risks associated with our investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections; changes in our ability or intent to hold mortgage-backed securities to maturity; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; changes in the financial health of our members; competitive forces, including the availability of other sources of funding for our members; changes to our capital structure from a new capital plan resulting from our submission to the Finance Board in response to the C&D Order; increased expenses for consultant studies related to our risk management policies; our ability to attract and retain skilled employees; changes implemented by our new regulator and changes in the FHLB Act or applicable regulations as a result of the “Housing and Economic Recovery Act of 2008” or otherwise; the impact of new business strategies; implementing off-balance sheet capabilities to sell MPF assets; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements; instability in the current credit markets and the effect on future funding costs, sources and availability; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules; and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in this Form 10-Q on page 70, in our June 30, 2008 Form 10-Q on page 59, and in our 2007 Form 10-K on page 16. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 2 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for detail.

	Three months ended					Nine months ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	September 30, 2008	September 30, 2007
Selected statements of income data
Interest income	$935	$903	$998	$1,100	$1,145	$2,836	$3,379
Net interest income	51	22	31	52	65	104	209
Non-interest income (loss)	10	(63)	(78)	17	(2)	(131)	(14)
Non-interest expense	28	33	31	39	31	92	92
Assessments	-	-	-	8	8	-	27
Net income (loss)	33	(74)	(78)	22	24	(119)	76

Selected ratios and data - annualized
Net income (loss) to average assets	0.14%	-0.33%	-0.35%	0.10%	0.11%	-0.18%	0.12%
Return on average equity	4.61%	-10.31%	-10.36%	2.84%	3.08%	-5.44%	3.26%
Total average equity to average assets	3.09%	3.16%	3.42%	3.54%	3.53%	3.22%	3.54%
Non-interest expense to average assets	0.12%	0.15%	0.14%	0.18%	0.14%	0.14%	0.14%
Interest spread between yields on interest-earning assets and liabilities	0.09%	-0.05%	-0.01%	0.05%	0.11%	0.02%	0.13%
Net interest margin on interest-earning assets	0.23%	0.10%	0.14%	0.24%	0.30%	0.16%	0.32%
Dividends declared [1]	$-	$-	$-	$-	$19	$-	$58
Annualized dividend rate declared	0.00%	0.00%	0.00%	0.00%	2.80%	0.00%	2.90%
Dividend payout ratio [2]	0%	0%	0%	0%	79%	0%	76%
[1]	For further information regarding dividends, see Retained Earnings & Dividends on page 50.
[2]	The dividend payout ratio in this table equals the dividend declared in the quarter divided by net income for the same quarter.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Selected statements of condition data
Federal Funds sold	$550	$7,265	$6,899	$10,286	$14,927
Investment securities	20,513	16,599	12,946	13,285	14,247
Advances	35,469	34,679	32,662	30,221	24,531
MPF Loans held in portfolio, net of allowance for loan losses	32,841	33,763	34,508	34,623	35,123
Total assets	91,369	92,827	87,596	89,027	89,356
Total consolidated obligations, net [1]	83,882	85,923	79,145	81,699	82,053
Total liabilities	88,478	90,034	84,692	85,958	86,226
Retained Earnings	540	507	581	659	637
Total capital	2,891	2,793	2,904	3,069	3,130

Other selected data
Regulatory capital and
Designated Amount of subordinated notes	$4,279	$4,235	$4,282	$4,342	$4,309
Regulatory capital to assets ratio [2]	4.68%	4.56%	4.89%	4.87%	4.82%
All FHLBs consolidated obligations outstanding (par) [3]	$1,327,904	$1,255,475	$1,220,431	$1,189,706	$1,148,572
Number of members	819	825	831	841	851
Number of advance borrowers [4]	591	571	573	569	587
Headcount (full-time)	310	315	325	337	346
Headcount (part-time)	6	9	5	6	7
[1]	Total consolidated obligations, net, represents the consolidated obligations for which we are the primary obligor.
[2]	The regulatory capital to assets ratio is calculated as follows: regulatory capital plus the Designated Amount of subordinated notes divided by total assets.
[3]	We are jointly and severally liable for the consolidated obligations of the other FHLBs. See Note 7 to the financial statements – Consolidated Obligations.
[4]	Advance borrowers are members or former members that have an outstanding advance in the period.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

We recorded net income of $33 million for the quarter ended September 30, 2008, compared to a net loss of $74 million in the previous quarter and net income of $24 for the third quarter ended September 30, 2007. Our net loss for the first nine months of 2008 was $119 million compared to net income of $76 million for the first nine months of 2007.

Changes in our balance sheet management practices have contributed to an increase in net interest income and a reduction in our hedging costs. While we have made substantial progress, $18 million of the quarterly net income resulted from the positive impact of hedging and derivative gains in the current environment. Because of the extreme levels of market volatility, we anticipate that some of the gains in derivative and hedging activities this quarter may reverse in subsequent quarters. While the Bank’s net income for the quarter was positive, we remain focused on reaching a level of appropriate earnings that has not yet been achieved.

Summary of Financial Results

The quarterly net income of $33 million is primarily attributable to the following factors, highlighting some improvements in the Bank’s fundamental operations as well as some atypical market-related events:

•

Net interest income increased to $51 million from $22 million in the second quarter and from $65 in the third quarter of 2007. Year-to-date net interest income was $104 million, compared to $209 million in the first nine months of 2007.

•

Unlike the previous two quarters, the Bank recognized a gain on derivative and hedging activities. The quarterly gain of $18 million, compared to losses of $82 million in the first two quarters and a loss of $21 in the third quarter of 2007, demonstrates the significant impact of market volatility on hedging activities, as well as changes in our balance sheet management practices. We have minimal credit exposure to Lehman Brothers Special Financing, Inc. and we owed them $64 million as of September 30 (for which we have pledged collateral in the form of HTM securities with a fair value of approximately $57 million). There was no material impact on income in the third quarter related to the Lehman Brothers bankruptcy filing. See Credit Risk-Derivatives on page 63 of this Form 10-Q.

•	We recognized a $9 million impairment charge on certain private-issue MBS rated “AAA” at the time of purchase and collateralized primarily by first lien mortgages to subprime borrowers. Our total other-than-temporary impairment charges on private-issue MBS has been $72 million thus far this year. However, we expect to recover the majority of the amount written down as we receive cash flows from the securities over the life of the investments. See MBS Portfolio below.

•

Our non-interest expenses decreased to $28 million from $31 million in the third quarter of 2007. In part, we are seeing the effects of previous staff reductions, attention to expense management, and the conclusion of some comprehensive consulting engagements. We have reduced our total staff to 316 employees as of September 30, 2008, from a high of 462 at June 30, 2006. We are actively engaged in reengineering processes to eliminate redundancies and deliver better service to members.

Net Interest Income

The third quarter was characterized by extraordinary events affecting the credit, banking and mortgage markets. Global investor concerns about market uncertainty and credit quality led to a “flight to quality” and a preference for shorter-term, high-quality investments. As a result, FHLB discount notes traded at lower rates relative to LIBOR, reducing short-term FHLB funding costs. At the same time, dealer and investor appetite for long-term FHLB debt declined, making long-term funding prohibitively expensive. Following our regulator’s decision to increase our authority to invest in agency mortgage-backed securities, we increased our investments in those securities, resulting in an increase in investment interest income. Total investment in agency MBS has increased from $4.9 billion at year-end 2007 to $12.1 billion at the end of the third quarter. The current instability of the debt markets has presented term funding challenges to the FHLB system and may continue to do so.

Hedging Costs

Although 2008 has been marked by extraordinary interest rate volatility and that volatility has been reflected in our hedging costs, the market volatility in the third quarter was without precedent. In total, we recognized gains of $18 million on our derivative and hedging activities in the third quarter, partially offsetting earlier 2008 losses of $82 million. Some of the earlier-year losses resulted from hedging practices that have since changed. See Market Risk and Hedging Costs on page 67 of this Form 10-Q. However, these unrealized hedging gains may reverse and the impact of hedging activities may swing negatively in subsequent quarters.

MBS Portfolio

Our third quarter results reflect an other-than-temporary impairment charge of $9 million related to certain private-issue

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

MBS. The charge is the difference between the carrying value of the securities and their current fair value. We expect to recover the majority of these losses as we receive cash flows from these instruments in the future. In the third quarter of 2008, we accreted $2 million into net interest income from securities previously designated as other-than-temporarily-impaired. Most of the private-issue MBS were purchased prior to 2007; we have restricted future purchases exclusively to government agency MBS.

Advances and MPF® Program

At the end of the third quarter, total advances had increased to $35.5 billion, a 2% increase from $34.7 billion at the previous quarter-end and a 17% increase from $30.2 billion at December 31, 2007. More than one-third of our 819 members took out new advances or refinanced maturing advances in the quarter.

Total MPF loans held were $32.8 billion at the quarter-end, down approximately $900 million from the previous quarter and down $1.8 billion from the 2007 year-end total of $34.6 billion. Consistent with our decision not to acquire new MPF loans for our balance sheet, we expect MPF assets to continue to decrease as the existing on-balance sheet portfolio pays down.

We introduced the MPF Xtra™ product in September 2008. This product allows our members to offer fixed-rate mortgages in their communities, to continue to service the asset, and to do so at a competitive price. Beginning November 1, we will purchase mortgages under the MPF Xtra product and concurrently resell these mortgages to Fannie Mae rather than holding them in portfolio. We are evaluating ways to expand options for our members to continue to sell into the MPF Program, including the credit-sharing structures of the original MPF Program.

Regulatory Developments/Capital Plan Approval

Our new regulator, the FHFA, was created in the early part of the third quarter to oversee the Federal Home Loan Banks, Fannie Mae, and Freddie Mac. The FHFA leadership has met with senior management of this Bank as well as with the combined leadership of the FHLBs. We believe that the progress we have made, including changes in management, management practices, and balance sheet management as well as the reduction of operating expenses and the launch of the MPF Xtra off-balance sheet product, has laid the foundation for approval of a new capital plan next year.

Financial Outlook

Recent movements in the financial markets and their impact on the fair value of hedging activities have made projecting our financial results difficult. Recent actions taken by the U.S. Government may also have an adverse impact on us. See Risk Factors on page 70 of this Form 10-Q. Given the losses experienced earlier in the year, the uncertainty of the impact of hedging expenses in the fourth quarter, and the potential impairments of investment securities, we maintain our outlook of a loss for the full year. As a result, we do not expect to be in a position to pay dividends at least through 2008. While, we do anticipate continuing improvement in the return on our products, services, and investments, it is not possible to predict how these improvements may be negatively impacted by uncertainties related to debt financing availability and changes in interest rates, as well as potential impairments of MBS securities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Average Balances/Net Interest Margin/Rates

The following tables detail the components of net interest income for the three and nine months ended September 30, 2008 and 2007. Contractual Interest and Yield/Rate are based on average amortized cost balances including premiums and discounts. Total Interest and Effective Yield/Rate includes all other components of interest, including net interest payments or receipts on derivatives, SFAS 133 amortization, prepayment fees, and credit enhancement fees. The impact on net interest income related to prior hedging activities is shown separately as SFAS 133 amortization. Non-accrual loans are included in average balances used to determine the yield.

		Contractual Interest				Memo: SFAS 133 Amortization
For the three months ended September 30, 2008	Average Balance	Income/ Expense	Yield/ Rate	Total Interest	Effective Yield/Rate
Interest Income on:
Federal Funds sold	$4,499	$26	2.26%	$26	2.26%	$-
Investments	18,894	219	4.70%	222	4.70%	-
Advances	34,944	313	3.51%	277	3.11%	(3)
MPF Loans	33,118	439	5.32%	410	4.95%	1

Total Interest Income	91,455	997	4.36%	935	4.06%	(2)

Interest Expense on:
Deposits	831	5	1.93%	5	1.93%	-
Securities sold under agreements to repurchase	1,214	12	3.95%	12	3.95%	-
Consolidated obligation discount notes	19,446	106	2.13%	113	2.28%	8
Consolidated obligation bonds	65,965	758	4.59%	739	4.48%	6
Mandatorily redeemable capital stock	177	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.69%	14	5.69%	-

Total Interest Expense	88,633	895	4.02%	883	3.97%	14

Net Interest Income before provision for credit losses	$91,455	$102	0.45%	$52	0.23%	$(16)

Interest Spread			0.34%		0.09%

Average interest-earning assets to interest-bearing liabilities					103.18%

For the three months ended September 30, 2007
Interest Income on:
Federal Funds sold	$12,346	$164	5.31%	$164	5.31%	$-
Investments	15,562	211	5.42%	211	5.42%	-
Advances	24,528	298	4.86%	316	5.15%	6
MPF Loans	35,321	469	5.31%	454	5.14%	2

Total Interest Income	87,757	1,142	5.21%	1,145	5.22%	8

Interest Expense on:
Deposits	748	9	4.81%	9	4.81%	-
Securities sold under agreements to repurchase	1,234	25	8.10%	25	8.10%	-
Consolidated obligation discount notes	13,658	175	5.13%	179	5.24%	4
Consolidated obligation bonds	67,858	824	4.86%	853	5.03%	7
Mandatorily redeemable capital stock	19	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.60%	14	5.60%	-

Total Interest Expense	84,517	1,047	4.96%	1,080	5.11%	11

Net Interest Income before provision for credit losses	$87,757	$95	0.43%	$65	0.30%	$(3)

Interest Spread			0.25%		0.11%

Average interest-earning assets to interest-bearing liabilities					103.83%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

		Contractual Interest				Memo: SFAS 133 Amortization
For the nine months ended September 30, 2008	Average Balance	Income/ Expense	Yield/ Rate	Total Interest	Effective Yield/Rate
Interest Income on:
Federal Funds sold	$6,465	$133	2.70%	$133	2.70%	$-
Investments	15,360	553	4.84%	557	4.84%	-
Advances	33,690	957	3.73%	893	3.48%	(5)
MPF Loans	33,691	1,338	5.32%	1,253	4.96%	2

Total Interest Income	89,206	2,981	4.46%	2,836	4.22%	(3)

Interest Expense on:
Deposits	1,005	19	2.37%	19	2.37%	-
Securities sold under agreements to repurchase	1,205	43	4.68%	43	4.68%	-
Consolidated obligation discount notes	17,535	329	2.47%	349	2.62%	21
Consolidated obligation bonds	65,451	2,315	4.72%	2,277	4.64%	23
Mandatorily redeemable capital stock	155	-	-	-	-	-
Subordinated notes	1,000	43	5.69%	43	5.69%	-

Total Interest Expense	86,351	2,749	4.23%	2,731	4.20%	44

Net Interest Income before provision for credit losses	$89,206	$232	0.35%	$105	0.16%	$(47)

Interest Spread			0.23%		0.02%

Average interest-earning assets to interest-bearing liabilities					103.31%

For the nine months ended September 30, 2007
Interest Income on:
Federal Funds sold	$10,900	$433	5.30%	$433	5.30%	$-
Investments	15,146	614	5.41%	614	5.41%	-
Advances	24,751	884	4.76%	937	5.05%	22
MPF Loans	36,269	1,440	5.29%	1,395	5.13%	5

Total Interest Income	87,066	3,371	5.16%	3,379	5.17%	27

Interest Expense on:
Deposits	979	37	5.04%	37	5.04%	-
Securities sold under agreements to repurchase	1,220	74	8.09%	74	8.09%	-
Consolidated obligation discount notes	13,101	507	5.16%	515	5.24%	8
Consolidated obligation bonds	67,525	2,420	4.78%	2,501	4.94%	17
Mandatorily redeemable capital stock	17	-	0.00%	-	0.00%	-
Subordinated notes	1,000	43	5.73%	43	5.73%	-

Total Interest Expense	83,842	3,081	4.90%	3,170	5.04%	25

Net Interest Income before provision for credit losses	$87,066	$290	0.44%	$209	0.32%	$2

Interest Spread			0.26%		0.13%

Average interest-earning assets to interest-bearing liabilities					103.85%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table details the increase or decrease in interest income and expense due to rate or volume variances. In this analysis, the change due to the combined volume/rate variance has been allocated to rate.

	Three months ended September 30			Nine months ended September 30
Increase (decrease) 2008 over 2007 due to	Volume	Rate	Net Change	Volume	Rate	Net Change
Assets
Federal Funds sold	$(104)	$(34)	$(138)	$(177)	$(123)	$(300)
Total investments	42	(31)	11	7	(64)	(57)
Advances	127	(166)	(39)	325	(369)	(44)
MPF Loans held in portfolio	(25)	(19)	(44)	(93)	(49)	(142)

Total interest-earning assets	$40	$(250)	$(210)	$62	$(605)	$(543)

Liabilities and Capital
Interest bearing deposits	$1	$(5)	$(4)	$1	$(19)	$(18)
Securities sold under agreements to repurchase	(1)	(12)	(13)	(1)	(30)	(31)
Consolidated obligation discount notes	16	(82)	(66)	104	(270)	(166)
Consolidated obligation bonds	(23)	(91)	(114)	(73)	(151)	(224)
Mandatorily redeemable capital stock	1	(1)	-	3	(3)	-
Subordinated notes	-	-	-	-	-	-

Total interest-bearing liabilities	$(6)	$(191)	$(197)	$34	$(473)	$(439)

Net interest income on interest-earning assets before allowance for credit losses	$46	$(59)	$(13)	$28	$(132)	$(104)

The following discussion should be read in conjunction with the Average Balances / Net Interest Margin / Rates tables on page 34 of this Form 10-Q. Unless otherwise stated, all comparisons are for the third quarter or first nine months of 2008 compared to the same periods of 2007.

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Interest income	$935	$1,145	-18%	$2,836	$3,379	-16%
Interest expense	883	1,080	-18%	2,731	3,170	-14%
Provision for loan losses	1	-	n/m	1	-	n/m

Net interest income	51	65	-22%	104	209	-50%
Non-interest income (loss)	10	(2)	n/m	(131)	(14)	n/m
Non-interest expense	28	31	-10%	92	92	0%
Assessments	-	8	n/m	-	27	n/m

Net income (loss)	$33	$24	38%	$(119)	$76	n/m

Net interest margin on interest-earning assets	0.23%	0.30%	-0.07%	0.16%	0.32%	-0.16%

n/m = not meaningful

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Net Interest Income

The following table summarizes the trends in the components of our net interest income for each of the last five quarters plus a comparison of the first nine months for 2008 and 2007. Contractual interest includes the amortization of any purchase discount/premium and other fees at inception, but excludes interest on derivatives, SFAS 133 amortization, accretion on OTTI investments, and other GAAP adjustments to net interest income, such as prepayment fees on advances and credit enhancement fees paid on MPF Loans.

	Three months ended					Nine months ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	September 30, 2008	September 30, 2007
Interest income
Contractual	$997	$966	$1,018	$1,102	$1,142	$2,981	$3,371
Interest on derivatives	(45)	(46)	(10)	11	15	(101)	44
SFAS 133 amortization	(2)	1	(2)	5	8	(3)	27
Accretion on other than temporarily impaired investments	2	1	-	-	-	3	-
Other	(17)	(19)	(8)	(18)	(20)	(44)	(63)

Total interest income	$935	$903	$998	$1,100	$1,145	$2,836	$3,379

Interest expense
Contractual	$894	$897	$957	$1,021	$1,047	$2,748	$3,081
Interest on derivatives	(25)	(29)	(7)	16	22	(61)	64
SFAS 133 amortization	14	13	17	10	11	44	25
Other	-	-	-	-	-	-	-

Total interest expense	$883	$881	$967	$1,047	$1,080	$2,731	$3,170

Net interest income
Contractual	$103	$69	$61	$81	$95	$233	$290
Interest on derivatives	(20)	(17)	(3)	(5)	(7)	(40)	(20)
SFAS 133 amortization	(16)	(12)	(19)	(5)	(3)	(47)	2
Accretion on other than temporarily impaired investments	2	1	-	-	-	3	-
Other	(17)	(19)	(8)	(18)	(20)	(44)	(63)

Total net interest income before provision for credit losses	$52	$22	$31	$53	$65	$105	$209

Net interest income is the difference between interest income that we receive from advances, MPF Loans, investment securities and other highly liquid short-term investments (such as Federal Funds sold), and our funding costs, which include consolidated obligations, subordinated notes, and other borrowings.

Our contractual net interest income increased for the third quarter of 2008 as compared to 2007, but for the nine month periods, 2008 was still down from 2007. Total net interest income was down for both the three and nine month periods.

The decrease in total net interest income was principally due to the following factors:

•

Duration and convexity risks arise principally because of the prepayment option embedded in our MPF loans. As a result, beginning in the second quarter of 2008, we funded the MPF Loan portfolio with shorter term callable and non-callable consolidated obligations to help hedge against the prepayment risk of the underlying MPF Loans. In the third quarter of 2008, given the increased cost and limited availability of long-term debt funding in the marketplace, we funded a portion of existing MPF Loans with short-term discount notes. In the second half of 2007 and into the first quarter of 2008, we implemented a strategy to fund a portion of the MPF Loan portfolio with longer term callable debt as previous debt matured to limit interest rate risk exposures. The

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

interest rates of this longer term callable debt, as well as the rates of some of the non-callable debt, were significantly higher than the maturing debt being replaced. This resulted in us earning lower interest spreads during the nine months ended September 30, 2008 compared to 2007. One of our priorities during the second and third quarters of 2008 was to rebalance our debt portfolio to reduce interest expense while maintaining a prudent risk management profile. As a result of this priority, and the market’s appetite for shorter-term, high-quality investments, we began to call some of the higher-cost debt when we were able to and have replaced it with lower-cost, shorter-term debt. These efforts have contributed to the increase in contractual net interest income (which excludes derivatives, SFAS 133 amortization, and other adjustments) in the third quarter of 2008 compared to the third quarter of 2007.

•

We also hedge our duration and convexity profile by using a combination of derivatives placed in SFAS 133 hedge relationships. As interest rates become more volatile and as our market value of equity decreases, changes in our duration and convexity profile become more volatile. As a result, our level of hedging activity will increase resulting in an increase in hedging costs. In particular, as our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain SFAS 133 hedge relationships were de-designated. This has resulted in SFAS 133 hedging adjustments of consolidated obligations, MPF Loans and amounts in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments continued to negatively impact our net interest income in the third quarter of 2008. We incurred increased SFAS 133 hedging adjustment charges for both three and nine month periods in 2008 compared to 2007. Over the next three years, it is expected that an additional $25 million, $24 million, and $35 million in deferred hedging charges, totaling $84 million, will be recognized as a reduction to net interest income. We continue to evaluate our hedging policies and practices in an effort to lessen the negative impact on future earnings while maintaining a prudent approach to managing our market risk.

•

As hedge relationships are terminated and the derivative position is unwound, we monitor the SFAS 133 hedging adjustments from closed fair value and cash flow hedges to determine the impact such adjustments will have on net interest income. The following table summarizes the SFAS 133 fair value and cash flow hedging adjustments of previous hedge relationships shown by category that have now been closed. These hedging adjustments impact net interest income as the closed balances are amortized into interest income or expense.

	Closed Basis Roll Forward
	Balance December 31, 2007	Closed Hedges	Amortization Income (Expense)	Balance September 30, 2008
SFAS 133 Fair Value Hedging Adjustments:
Advances	$(36)	$66	$-	$30
MPF Loans	(33)	6	2	(25)
Consolidated
Obligations	224	(82)	(17)	125

	$155	$(10)	$(15)	$130

OCI Cash Flow Hedging Adjustments:
Advances	$137	$(2)	$(5)	$130
Consolidated
Obligations	39	22	(6)	55
Discount Notes	75	26	(21)	80
Sub Debt	2	-	-	2

	$253	$46	$(32)	$267

The decrease in net interest income was offset by the following:

•	We increased our outstanding Fannie Mae and Freddie Mac MBS (“Agency MBS”) as of September 30, 2008 to $12.1 billion from $7.6 billion as of June 30, 2008. See Investment Securities on page 45.

•

Advances outstanding continued to increase across all advance types in the third quarter and first nine months of 2008 compared to 2007, primarily due to increased liquidity needs and demand from our members in an otherwise illiquid credit market. The majority of the new advance growth was from term advances extending greater than one year, which has supported our increase in advance interest income. In addition, while we recognized minimal prepayment fees for the third quarters of both 2008 and 2007 (less than $1 million each); for the first nine months of 2008 the amounts of advance prepayment fees as a part of interest income was $13 million, compared to less than $1 million in 2007. Advance prepayment fees for the first nine months of 2008 of $13 million were partially offset by $5 million in derivative and hedging losses related to the advance terminations.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Income

Other-Than-Temporary Impairment

During the third quarter and first nine months of 2008, we recognized an other-than-temporary impairment charge on certain private-issue MBS investments collateralized primarily by first-lien mortgages to subprime borrowers. The impairment charge is based upon the difference in the carrying value and estimated fair value of the affected MBS as determined in an illiquid market. It is not based on the expected cash flows to be received. Since our current intent and ability is to hold these securities until their maturity, we currently estimate that our actual economic loss will be significantly less than the impairment charges as noted in the table below, based on analysis of anticipated cash flows on these securities. We expect to recover the majority of these losses as accretion into net interest income in future periods as we receive the expected future cash flows.

	Other-Than-Temporary Impairment
	Impairment Charge	Expected Economic Loss [1]	Accretion recognized in Net Interest Income
Three months ended September 30, 2008	$9	$11	$2
Nine months ended September 30, 2008	72	16	3
[1]	Includes economic loss for all impaired securities, not just the newly impaired securities.

In estimating our actual economic loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor in our estimated future recovery of expected cash flows. Consistent with this view and as a result of applying EITF 99-20 (see Note 4 – Investment Securities to the financial statements), a new accretable yield is calculated and amortized over the remaining life of the investment security in a prospective manner based on the amount and timing of estimated future cash flows.

Derivatives and Hedging Activities

Non-interest income (loss) is also comprised of net gains or losses from derivatives and hedging activities and net gains or loss on trading securities. We hedge our duration and convexity profile by using a combination of derivatives placed in either SFAS 133 hedge relationships or economic hedge relationships. Duration and convexity risks arise principally because of the prepayment option embedded in our mortgage portfolio consisting of MPF Loans and MBS investment securities. As interest rates become more volatile and as our market value of equity decreases, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity will increase which could give rise to shorter-term income statement volatility, while increasing overall longer-term hedging costs. We are re-evaluating our hedging policies and practices in an effort to lessen the negative impact on future earnings while maintaining a prudent approach to managing our market risk.

Our results from derivatives and hedging activities, and the change in fair value on trading securities, totaled a $15 million gain for the third quarter and a $67 million loss for the first nine months of 2008, as detailed below:

•

During the third quarter of 2008, our derivative and hedging income was positively impacted by significant interest rate volatility and interest rate sensitivity in the U.S. markets. There were significant increases in LIBOR, which caused the benchmark value of our consolidated obligations to move disproportionately to the fair value of our interest rate swaps hedging them. This caused an $18 million gain on fair value hedges of consolidated obligations for the quarter. This $18 million gain offset the previous six month loss of $16 million, which was the result of LIBOR declining sharply during that period. The net result is a $2 million gain on consolidated obligation fair value hedging for the nine months ended September 30, 2008. LIBOR rates were relatively flat during 2007, limiting the amount of hedge ineffectiveness recognized.

•

We use a combination of interest rate swaps and swaptions to economically hedge the duration and prepayment risk associated with our MPF Loan portfolio. During the third quarter of 2008, significant interest rate volatility increased the value of our swaption portfolio, which was partially offset by time decay (loss of value as an option nears expiration). The net gain on hedges of our MPF Loan portfolio was $4 million during the third quarter of 2008, and a net loss of $50 million for the nine months ended September 30, 2008. The majority of the net loss was related to time decay from interest rate swaptions used to hedge our convexity profile (and prepayment risk) as interest rate volatility was high during the first six months of 2008 and mortgage spreads were lower, meaning our MPF Loan portfolio was more exposed to prepayment risk. During the first nine months of 2007, interest rates were higher than the first nine months of 2008 and were not as volatile which reduced our prepayment risk and convexity exposures and thereby reduced our hedging costs.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•

Trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the changes in fair value on the trading securities. During the third quarter of 2008, we recognized unrealized losses on trading securities of $3 million and losses from the interest rate swaps hedging these securities of $3 million. The loss on trading securities was due to continued widening of spreads between LIBOR and government agency securities, whereby the market’s premium to buy these securities increased. In the third quarter of 2007, we had $16 million in gains on trading securities that were offset by losses of $16 million on interest rate swaps hedging these securities. For the nine months ended September 30, 2008 we recognized unrealized losses on trading securities of $3 million and losses from the interest rate swaps hedging these securities of $9 million due to the continued widening of spreads between LIBOR and government agency securities.

•

During the third quarter of 2008, we reclassified $4 million as a gain from cash flow hedges of consolidated obligations as a result of a non-occurrence of the anticipated issuance of 15 year fixed-rate consolidated obligation bonds. This occurred due to unfavorable market conditions where longer-term debt spreads widened relative to the assets being funded, making such issuance cost prohibitive. We did not view this non-occurrence as a pattern that would taint our ability to enter into cash flow hedges of longer-term debt.

•

We identified and changed our valuation model for longer dated cancelable interest rate swaps during the third quarter of 2008. This change in estimate resulted in an increase in fair value of $7 million primarily related to fair value hedges of consolidated obligations. We modified our model to more accurately reflect the fair value of these instruments if we had to transfer or unwind the derivatives with our primary dealers.

The following tables summarize the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss):

Three months ended September 30, 2008	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item -
Advances	$(4)	$-	$1	$(3)
Consolidated obligations	18	3	-	21
Trading securities	-	-	(3)	(3)
MPF Loans	(8)	-	12	4
Delivery commitments on MPF Loans	-	-	(1)	(1)

Total derivatives and hedging activities	$6	$3	$9	$18

Change in fair value on trading securities				(3)

Total				$15

Three months ended September 30, 2007	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item -
Advances	$-	$-	$-	$-
Consolidated obligations	-	-	-	-
Trading securities	-	-	(16)	(16)
MPF Loans	(6)	-	-	(6)
Delivery commitments on MPF Loans	-	-	1	1

Total derivatives and hedging activities	$(6)	$-	$(15)	$(21)

Change in fair value on trading securities				16

Total				$(5)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Nine months ended September 30, 2008	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item -
Advances	$(5)	$-	$1	$(4)
Consolidated obligations	2	3	-	5
Trading securities	-	-	(9)	(9)
MPF Loans	(23)	-	(27)	(50)
Delivery commitments on MPF Loans	-	-	(6)	(6)

Total derivatives and hedging activities	$(26)	$3	$(41)	$(64)

Change in fair value on trading securities				(3)

Total				$(67)

Nine months ended September 30, 2007	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item -
Advances	$-	$-	$-	$-
Consolidated obligations	1	-	-	1
Trading securities	-	-	(6)	(6)
MPF Loans	(22)	-	(1)	(23)
Delivery commitments on MPF Loans	-	-	-	-

Total derivatives and hedging activities	$(21)	$-	$(7)	$(28)

Change in fair value on trading securities				8

Total				$(20)

Non-Interest Expense

	Three months		Nine months
For the periods ended September 30,	2008	2007	2008	2007
Non-interest expense -
Compensation and benefits -
Wages	$8	$9	$26	$30
Benefits	2	3	9	12
Incentive plans	3	2	6	4
Severance	3	1	9	5

Compensation	16	15	50	51

Professional service fees -
Merger related professional costs	-	1	1	1
Other professional consultant costs	3	2	9	6

Professional fees	3	3	10	7

Amortization and depreciation -
Software	3	4	11	13
Equipment	1	1	1	1
Leasehold improvements	-	-	1	1

Amortization and depreciation	4	5	13	15

Finance Board and Office of Finance expenses	2	2	4	4

Other expense -
Occupancy costs	1	1	3	3
Office relocation costs	-	-	1	-
Other operating expenses	2	5	11	12

Other expense	3	6	15	15

Total non-interest expense	$28	$31	$92	$92

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

One of our short-term strategic objectives has been to reduce non-interest expenses, the largest of which is compensation and benefits. We have reduced total full-time and part-time staff to 316 employees as of September 30, 2008 from 353 at September 30, 2007. Wages and benefits combined decreased by $2 million and $7 million for the three months and nine months ended September 30, 2008, due to staff reductions. However, severance costs of $3 million and $9 million for the same periods of 2008 offset these reductions.

We are actively engaged in re-engineering processes to eliminate redundancies and deliver better service to our members. We incurred a charge to third quarter earnings of $2 million related to severance and other benefit payments payable in connection with a reorganization combining various departments which occurred during the third quarter. In addition, we accrued an additional $1 million for severance charges, as we realign our business processes and personnel to more effectively and efficiently deliver products to our members, the overall size of our staff may further contract. Although we may incur additional severance expense at the time of staff reductions, we would expect future period savings.

Assessments

AHP and REFCORP assessments are assessed as a percentage of income before assessments. For the first nine months of 2008 we had a net loss. As a result, we recorded no assessments. This net loss can not be carried back and used as a credit against previous assessments paid.

Statements of Condition

A summary of our statements of condition is shown in the following table. All comparisons in the following narrative in this section are September 30, 2008 to December 31, 2007 unless otherwise stated.

As of:	September 30, 2008	December 31, 2007	Change
Assets
Cash and due from banks	$1,483	$17	8624%
Federal Funds sold	550	10,286	-95%
Investment securities	20,513	13,285	54%
Advances	35,469	30,221	17%
MPF Loans held in portfolio, net	32,841	34,623	-5%
Other assets	513	595	-14%

Total assets	$91,369	$89,027	3%

Liabilities and Capital
Consolidated obligation discount notes	$19,163	$19,057	1%
Consolidated obligation bonds	64,719	62,642	3%
Other liabilities	3,596	3,259	10%
Subordinated notes	1,000	1,000	-

Total liabilities	88,478	85,958	3%

Total capital	2,891	3,069	-6%

Total liabilities and capital	$91,369	$89,027	3%

Regulatory capital stock plus Designated Amount of subordinated notes	$3,739	$3,683	2%

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 2 – Business Developments – Accounting and Reporting Developments – FIN 39-1 for detail.

Cash and due from banks

We held excess cash of $1.481 billion directly at the Federal Reserve Bank at quarter-end. We decreased our outstanding Federal Funds and unsecured counterparty exposures in response to uncertainty in the U.S. and foreign credit markets. We have subsequently returned to the Federal Funds market as an investment alternative for our excess cash but we have limited our exposures to unsecured credit by curtailing dollar and term limits with counterparties. See Unsecured Credit Exposure on page 58 of this Form 10-Q.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Advances outstanding increased primarily due to increased liquidity needs and demand from our members in an otherwise illiquid credit market. During the third quarter of 2008, more than 33% of our 819 members took out new advances or refinanced maturing advances. The majority of the new advance growth was from term advances extending greater than one year. At September 30, 2008, 66% of advances outstanding have contractual maturities greater than one year.

The following table details advances by type:

Detail of advances by type -	September 30, 2008	December 31, 2007	Change
Fixed-rate	$18,682	$16,476	13%
Variable-rate	8,839	6,593	34%
Putable fixed-rate	7,112	6,481	10%
Other advances	660	495	33%

Total par value of advances	35,293	30,045	17%
Hedging and fair value option adjustments	176	176	0%

Total advances	$35,469	$30,221	17%

The following table sets forth the outstanding par amount of advances of the largest five advance borrowers:

As of:	Five Largest Advance Borrowers
	September 30, 2008		December 31, 2007
	Par	%	Par	%
LaSalle Bank, N.A. [1]	$4,416	13%	$4,116	14%
M & I Marshall & Ilsley Bank	2,600	7%	2,694	9%
Harris National Association	2,375	7%	2,000	7%
State Farm, F.S.B.	2,260	6%	2,175	7%
One Mortgage Partners [2]	2,250	6%	1,650	5%
All Other Members	21,392	61%	17,410	58%

Total advances at par	$35,293	100%	$30,045	100%

[1]	On October 17, 2008, LaSalle Bank N.A. was merged into Bank of America, N.A.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

On October 17, 2008, LaSalle National Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district. We are currently exploring options with Bank of America Corporation to re-establish membership in our district.

Collateral pledged by members

Members are required to pledge collateral to us in amounts sufficient to secure all credit outstanding (for example: advances, letters of credit, MPF credit enhancement, and derivatives), in accordance with our collateral guidelines. We apply a discount factor to the fair market value of securities and the unpaid principal balance of each other type of collateral in order to determine the collateral loan value against which a member may borrow or take credit as described in the table below:

Type of Collateral	Collateral Loan Value

U.S. Treasury and government agency debt obligations [1]	97%
1-4 Family agency MBS/CMO	95%
Private MBS and CMO	50%
1-4 Family mortgages	60% - 85%
Multi-family mortgages	60% - 70%
Community financial institution, home equity loans & lines and other eligible collateral	50%

[1]

Includes government agency securities issued by GSEs including Fannie Mae, Freddie Mac, other FHLBs, Ginnie Mae, the Farm Services Agency, the Small Business Administration, the Bureau of Indian Affairs, and the United States Department of Agriculture. Borrowing capacity for securities collateral is based on the current fair value of the securities.

The following table provides an estimate of the total collateral loan value pledged to secure outstanding credit to members:

As of September 30, 2008	Collateral loan value subject to lien	Credit outstanding to members
Top 5 members	$18,379	$13,903
All other members	28,584	22,469

Total	$46,963	$36,372

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Collateral arrangements will vary with member credit quality, collateral availability, collateral quality, results of periodic on-site reviews of collateral, and overall member credit exposure. Based on the size of the member’s advances, the types of collateral pledged, and the amount of collateral coverage, a member will be required to deliver a third party collateral verification report attesting to the eligibility and sufficiency of its mortgage collateral or undergo an on-site field review of pledged collateral. Under the security agreement with our members, we have the right to protect our security position with respect to advances, including requiring the posting of additional collateral, whether or not such additional collateral was required to originate or renew an advance. As a result, we may require the delivery of additional or substitute collateral from any member at any time during the life of an advance.

Collateral pledged to the U.S. Treasury

As of September 30, 2008, we have provided the U.S. Treasury with a listing of eligible advances as collateral totaling $20.0 billion under the secured lending facility as further described under Funding on page 47 of this Form 10-Q.

Competitive Conditions

We have experienced at least temporary changes in our competitive environment. Member demand for advances may be lower to the extent members increase their capital position through the Treasury Department’s equity investment program or members are able to obtain lower debt issuance costs through the FDIC’s Temporary Liquidity Program. Further, to the extent that the U.S. government’s actions in regard to Freddie Mac and Fannie Mae results in the debt securities of those entities being more attractive to investors than FHLB System debt, our funding costs may be adversely affected and negatively impact our competitive position. See Risk Factors on page 70.

MPF Loans

Total purchases and fundings were $164 million for the three months and $2.3 billion for the nine months compared to $372 million and $1.1 billion for the same periods in 2007. The nine month increase is primarily attributable to higher loan origination volumes from our members during the first six months of 2008 due to a decrease in interest rates and higher borrower demand for fixed-rate mortgage loan products. Effective August 1, 2008, we no longer purchase MPF Loans for investment (except for non-material amounts of MPF Loans to support affordable housing that are guaranteed by RHS or insured by HUD). Prepayments and principal paydowns of existing MPF Loans exceeded the new production.

On September 23, 2008, we announced the MPF Xtra product which provides our members with a new alternative for which to sell mortgage loans as further discussed in MPF Loans on page 59 of this Form 10-Q.

The following tables summarize MPF Loan information by product:

As of September 30, 2008	Medium Term [1]	Long Term [2]	Total
MPF Program type -
Conventional loans -
Original MPF	$1,704	$4,069	$5,773
MPF 100	1,678	3,181	4,859
MPF 125	317	746	1,063
MPF Plus	6,365	10,328	16,693
Government loans	239	3,963	4,202

Total par value of MPF Loans	$10,303	$22,287	32,590

Agent fees, premium (discount)			158
Loan commitment basis adjustment			(16)
SFAS 133 hedging adjustments			110
Receivable from future performance credit enhancement fees			2
Allowance for loan loss			(3)

Total MPF Loans held in portfolio, net			$32,841

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2007	Medium Term [1]	Long Term [2]	Total
MPF Program type -
Conventional loans -
Original MPF	$1,626	$3,784	$5,410
MPF 100	1,758	3,134	4,892
MPF 125	286	694	980
MPF Plus	7,271	11,263	18,534
Government loans	274	4,277	4,551

Total par value of MPF Loans	$11,215	$23,152	34,367

Agent fees, premium (discount)			177
Loan commitment basis adjustment			(12)
SFAS 133 hedging adjustments			92
Receivable from future performance credit enhancement fees			1
Allowance for loan loss			(2)

Total MPF Loans held in portfolio, net			$34,623

[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.

The following tables summarize information related to our net premium (discount) and SFAS 133 cumulative basis adjustments on MPF Loans:

As of September 30,	2008	2007
Net premium balance at period-end	$158	$183
Cumulative basis adjustments on MPF Loans [1]	94	26
Cumulative basis adjustments closed portion	(25)	(34)
MPF Loans, par balance	$32,590	$34,914
Premium balance as a percent of MPF Loans	0.48%	0.52%

Three months ended September 30,
Net premium amortization expense	$8	$10
Net amortization expense (income) of closed basis adjustments	-	(2)

Nine months ended September 30,
Net premium amortization expense	$31	$33
Net amortization expense (income) of closed basis adjustments	(2)	(5)
[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

Most MPF Loans held in portfolio on our balance sheet carry a premium or discount because market interest rates change from the time a homeowner locks in a rate with our PFI and the time the PFI locks in a delivery commitment with us. In addition, borrowers typically elect to pay a higher than market rate on their mortgage loans in exchange for a reduction in up-front loan origination points, fees and other loan costs. As a result, MPF Loans typically are purchased at a net premium.

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

If interest rates increase, prepayments on MPF Loans tend to decrease because borrowers are less likely to refinance their existing mortgage loans at a higher interest rate. The inverse is true in a falling rate environment because it becomes more economical for borrowers to refinance their existing mortgage loans. However, in a tightened credit market, borrowers might not be able to refinance even if rates were to go down. As a result, we closely monitor our net premium position and SFAS 133 hedging adjustments. In 2008, long-term mortgage rates have not changed significantly compared to 2007, resulting in no significant change in prepayment activity.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to changes in fair value of MPF Loans hedged under SFAS 133.

Investment Securities

The Finance Board adopted a resolution temporarily allowing FHLBs to increase their investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae or Freddie Mac by an additional 300% of regulatory capital. The mortgage loans underlying any securities purchased under this expanded authority must be originated after January 1, 2008 and conform to standards imposed by the federal banking regulatory agencies’ guidance on non-traditional and subprime mortgage lending.

In July 2008, we requested and subsequently received authorization from the Office of Supervision of the Finance Board to increase our investments in certain types of Agency MBS by an additional 300% of regulatory capital pursuant to the resolution. With this expanded authority, we increased our outstanding Agency MBS as of September 30, 2008 to $12.1 billion from $7.6 billion as of June 30, 2008 and $4.9 billion as of December 31, 2007.

Previously, our additional investments in MBS and related investments could not exceed 300% of our previous month-end regulatory capital on the day we purchased such securities as more fully described in Investments on page 5 in our 2007 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Included in the AFS portfolio are certain private-issue MBS whereby the mortgages collateralizing these securities are considered non-traditional. These securities decreased in fair value from a net unrealized loss of $15 million to $38 million from December 31, 2007 to September 30, 2008 due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. For further detail, see Credit Risk – Investments on page 55.

The following table summarizes our investment securities by issuers with a carrying value greater than 10% of our total capital.

Issuer as of September 30, 2008	Carrying Value	% of Capital	Market Value
Fannie Mae	$7,960	275%	$7,975
Freddie Mac	5,893	204%	5,971
Structured Adjustable Rate Mortgage Loan Trust	497	17%	361
Sequoia Mortgage	328	11%	266

Total	$14,678	507%	$14,573

Federal Funds Sold

We decreased our outstanding Federal Funds in response to uncertainty in the U.S. and foreign credit markets. We have subsequently returned to the Federal Funds market as an investment alternative for our excess cash but we have limited our exposures to unsecured credit by curtailing dollar and term limits with counterparties. See Unsecured Credit Exposure on page 58 of this Form 10-Q.

Consolidated Obligations

Consolidated obligations increased primarily to fund the increase in advances and purchases of Agency MBS.

Other Liabilities

Based on the financial results for the three and nine month periods ended September 30, 2008, we have not accrued any additional AHP liability. Amounts currently accrued but not awarded will be awarded in the remainder of 2008 and beyond. Based on the financial results for the three and nine month periods ended September 30, 2008, we have also not accrued a liability for REFCORP.

Other liabilities increased, mostly due to an increase in interest payable, to $784 million from $605 million. Mandatorily redeemable capital stock also increased to $178 million from $22 million. See Note 9 to the financial statements – Capital Stock and Mandatorily Redeemable Capital Stock for further detail.

Total Capital

Total capital decreased $178 million from December 31, 2007 to September 30, 2008. See Capital Resources starting on page 48 for a detailed analysis of the changes in our total capital.

Liquidity, Funding, & Capital Resources

Liquidity Measures

We are required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by our Board of Directors. For a description of these regulations and policies, see Liquidity, Funding, & Capital Resources on page 44 in our 2007 Form 10-K.

We use three different measures of liquidity as follows:

Overnight Liquidity – During the second quarter of 2008, our Board of Directors revised the level of overnight liquid assets that we are required to maintain under our Asset/Liability Management Policy from 5% of total assets to 3.5% of total assets. Under the revised policy, overnight liquidity includes money market assets, federal funds, and paydowns of advances and MPF Loans with one day to maturity. As of September 30, 2008 our overnight liquidity was $4.4 billion, or 4.8% of assets, giving us an excess liquidity of $1.2 billion.

Contingency Liquidity – The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $17.0 billion as of September 30, 2008.

Deposit Coverage – To support our member deposits, Finance Board regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of September 30, 2008, we had excess liquidity of $28.9 billion to support member deposits.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity & Funding

For details of our consolidated obligations, see Note 7 to the financial statements – Consolidated Obligations, and the Average Balances/Net Interest Margin/Rates table on page 34.

The following table summarizes the consolidated obligations at par value of the FHLBs and those for which we are the primary obligor:

September 30, 2008	Bonds	Discount Notes	Total
FHLB System	$879,557	$448,347	$1,327,904
FHLB Chicago as primary obligor	64,999	19,198	84,197
As a percent of the FHLB System	7.4%	4.3%	6.3%

December 31, 2007
FHLB System	$811,354	$378,352	$1,189,706
FHLB Chicago as primary obligor	64,085	19,093	83,178
As a percent of the FHLB System	7.9%	5.0%	7.0%

During the latter half of July 2008, investor confidence in the capital adequacy of Fannie Mae and Freddie Mac adversely affected their access to the capital markets. This market unrest also impacted the FHLBs’ issuance of consolidated obligations, which generally are grouped into the same GSE asset class as Fannie Mae and Freddie Mac. During the third quarter of 2008, a series of events affecting the financial services industry resulted in significant changes in the number, ownership structure and liquidity of some of the industry’s largest companies, including, among others, the FHFA Director’s appointment of FHFA to act as conservator for each of Fannie Mae and Freddie Mac, Lehman Brothers Holding Inc.’s petition for bankruptcy, the Federal Reserve Bank of New York’s multi-billion dollar loan to American International Group Inc., Bank of America Corporation’s acquisition of Merrill Lynch & Co., and the receiverships of IndyMac Bank FSB and assisted acquisition of Washington Mutual, Inc. by JP Morgan Chase.

As a result, market participants became more cautious about the creditworthiness of trade counterparties, which continued to curtail market liquidity. During the second quarter, uncertainty with regard to the magnitude of future write-downs of mortgage-related holdings on the books of commercial banks and securities dealers influenced the degree to which counterparties were willing to extend unsecured credit to each other. During the third quarter, this concern was exacerbated and it extended to other asset classes.

The rapid change in the landscape of the financial services industry motivated many investors to assume a defensive posture toward both credit and spread risk. This precipitous decline in investor confidence, coupled with the uncertainty generated by swift and dramatic actions undertaken by the U.S. government led to a “flight to quality” and a preference for shorter-term, high-quality investments. As a result, FHLB discount notes traded at lower rates relative to LIBOR, reducing short-term FHLB funding costs. At the same time, dealer and investor appetite for long-term FHLB debt declined, making long-term funding prohibitively expensive.

Over the course of the third quarter and continuing into the fourth quarter, our funding costs associated with issuing long-term debt rose sharply relative to short-term debt. The steepening slope of the funding curve reflected general investor reluctance to buy longer-term obligations of GSEs, coupled with strong investor demand for short-term, high-quality assets. As long-term investors struggled with price declines of longer-term GSE debt, money market funds provided a strong bid for short-term GSE debt. As such, during the quarter, we issued short-term discount notes in order to meet this demand. To the extent that we are unable to obtain longer term funding at acceptable rates and market demand for short term investments continues, we may experience a greater mismatch between our assets and our liabilities increasing our hedging costs, reliance on the availability of derivative transactions, and degree of derivative counterparty risk in order to effectively manage our exposure to interest rate risk.

In September 2008, the U.S. Treasury established a lending facility designed to provide secured funding on an as needed basis to the housing GSEs, including the FHLBs. Any extensions of credit under this facility to the FHLBs, or any FHLB, would be consolidated obligations, which are the joint and several obligations of all 12 of the FHLBs. In connection with this lending facility, we entered into a Lending Agreement with the Treasury, which is identical to lending agreements entered into by the other 11 FHLBs. The maximum amount of borrowings by any FHLB under the lending facility is based on the amount of eligible collateral, which includes advances and certain MBS, pledged by that FHLB. Each FHLB is required to submit to the U.S. Treasury a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, we had provided the U.S. Treasury with a listing of eligible advance collateral totaling $20.0 billion, which would allow maximum borrowings of $17.4 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2008, we have not drawn on this facility and we have no immediate plans to access funding through this facility.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

On October 14, 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced an immediately effective program known as the Temporary Liquidity Guarantee Program to guarantee newly issued senior unsecured debt and the unsecured portion of any secured debt issued by participating FDIC-insured institutions as well as participating bank, thrift and financial holding companies subject to certain conditions and limitations. Additionally, the FDIC agreed to guarantee all funds in non-interest-bearing transaction deposit accounts held by participating FDIC-insured banks until December 31, 2009 subject to certain increase surcharges. The announcement of the Temporary Liquidity Guarantee Program coincided with another rise in the FHLBs’ funding costs comparable to historical norms relative to LIBOR. It is not possible for us to predict what impact these events may have on our future funding costs or on member demand for advances. See Risk Factors on page 70.

While it is not possible to predict the effects that the recent U.S. government actions described above may have on our access to liquidity, based upon our excess liquidity position described in Liquidity Measures on page 46 and the liquidity available to us under our Lending Agreement with the U.S. Treasury, we anticipate remaining in compliance with our liquidity requirements.

Capital Resources

For a description of our current capital rules, see Current Capital Rules on page 49 in our 2007 Form 10-K.

The following table reconciles our capital stock reported for regulatory purposes to the amount of capital reported in our statements of condition for the periods presented. Mandatorily Redeemable Capital Stock (“MRCS”) is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

	September 30, 2008		December 31, 2007
	Capital Stock	% of total	Capital Stock	% of total
LaSalle Bank, N.A. [1]	$230	8%	$230	9%
One Mortgage Partners Corp. [2]	172	6%	172	6%
National City Bank [3]	146	5%	146	5%
M&I Marshall & Isley Bank	135	5%	135	5%
Harris National Bank	128	5%	120	4%
All other members	1,928	71%	1,880	71%

Regulatory capital stock	2,739	100%	2,683	100%

Less MRCS	(178)		(22)

Capital stock	2,561		2,661
Retained earnings	540		659
Accumulated OCI (loss)	(210)		(251)

Total capital	$2,891		$3,069

Regulatory capital stock	$2,739		$2,683
Designated Amount of subordinated notes	1,000		1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,739		3,683
Retained earnings	540		659

Regulatory capital plus Designated Amount of subordinated notes	$4,279		$4,342

Voluntary capital stock	$762		$883

[1]	On October 17, 2008 LaSalle Bank N.A. was merged into Bank of America, N.A.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]

Formerly MidAmerica Bank, FSB; it became ineligible for membership due to an out-of-district merger with National City Bank, effective on February 9, 2008. Its capital stock was reclassified to MRCS at that time and has not yet been redeemed. On October 24, 2008, National City Corporation announced an agreement and plan of merger with PNC Financial Services Group, Inc.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

On October 17, 2008, LaSalle National Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district. The capital stock was reclassified to mandatorily redeemable capital stock as of October 17, 2008. From October 1, 2008 through October 31, 2008 we did not receive any other membership withdrawal notices or any out-of-district merger notices. We are currently exploring options with Bank of America Corporation to re-establish membership in our district.

Under the terms of our C&D Order dated October 10, 2007 with the Finance Board any capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the OS Director, except as discussed below. As of October 31, 2008, the OS Director has denied requests to redeem capital stock totaling $10 million in connection with nine membership withdrawals or other membership terminations. We cannot predict when we will be permitted to resume such capital stock repurchases or redemptions.

On July 24, 2008, the Finance Board amended the C&D Order to allow us to repurchase or redeem capital stock from members purchased in connection with new advance borrowings when advances are repaid and a member’s required capital stock amount decreases. Specifically, under the C&D Order, as amended, we may repurchase or redeem any capital stock upon the following conditions:

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

Notwithstanding the above, the amended C&D Order provides that the Director of the Office of Supervision of the Finance Board (“OS Director”) may direct us not to redeem or repurchase stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining capital adequacy and continued safe and sound operations. Such action by the OS Director would not preclude redemption or repurchase of stock issued prior to the date on which the OS Director takes such action.

In order to more efficiently and transparently process member requests for the redemption of capital stock as permitted under the C&D Order amendment, we have established a capital stock “floor” for each member as of the close of business on July 23, 2008, which is the amount of capital stock held by each member at that time. To the extent that a member’s stock purchases to support advances after this date cause the member’s total capital stock balance to exceed this floor, the member will be able to redeem this incremental capital stock if it later becomes excess stock. When we perform our annual recalculation of a member’s stock requirement based on its mortgage assets, a new floor will be calculated based on the old floor capital stock base amount plus any amount of incremental capital stock required to be purchased as a result of this recalculation. New members will be assigned a capital stock floor at the time they purchase required membership capital stock.

During the third quarter, we redeemed $2 million in excess capital stock as permitted by the amendment to the C&D Order.

Total capital decreased for the nine month period due to the following reasons:

•

Capital stock decreased $100 million primarily due to the reclassification of capital stock to mandatorily redeemable capital stock in connection with voluntary membership withdrawals and out-of-district mergers, including MidAmerica Bank, FSB with National City Bank in the first quarter of $146 million. This was partially offset by members purchasing $65 million in new stock primarily to support additional advance borrowings or increases in member related mortgage assets.

•	Retained earnings decreased due to our net loss for the first nine months of 2008.

•

The accumulated OCI decreased primarily due to a $69 million change in estimated fair values on the AFS portfolio. For a description of this change in estimate refer to Critical Accounting Policies and Estimates on Page 52 in this Form 10-Q.

Credit deterioration and illiquidity in the mortgage markets may continue to negatively impact our MBS portfolio. We recognized a $9 million impairment charge on certain private-issue MBS during the third quarter and our total impairments on MBS have been $72 million for the nine

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

month period ended September 30, 2009. We believe that future impairments of the MBS portfolio are possible, but cannot predict when or if such impairments will occur, the size of any such impairments if they do occur, or the impact such impairments may have on our retained earnings and capital position. As of September 30, 2008, we had retained earnings of $540 million. See Risk Factors on page 70.

Minimum Regulatory Capital Requirements

For a description of our minimum regulatory leverage and other capital requirements, see Note 9 to the financial statements – Capital Stock and Mandatorily Redeemable Capital Stock.

GLB Act Requirements

Our capital plan submission has not been acted upon by the FHFA. However, we believe that the progress we have made on changes in management and management practices, balance sheet management, reduction of operating expenses, and the launch of the MPF Xtra off-balance sheet product has laid a foundation for approval of a new capital plan next year. Once the plan is approved, we will announce the material terms of the plan and release the full text of the final plan.

We anticipate that our new capital plan will provide for the conversion of our current capital stock to one or more classes of Class B capital stock with a five-year redemption period consistent with the requirements of the GLB Act. We cannot predict how an approved capital plan may impact members who have submitted withdrawal notices and not yet withdrawn from membership or former members that continue to hold capital stock. For a description of our capital requirements under the GLB Act, see GLB Act Requirements on page 50 of our 2007 Form 10-K. For a discussion of potential changes to our members’ rights under a new capital plan, see page 23 of the Risk Factors section of our 2007 Form 10-K.

Retained Earnings & Dividends

Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the OS Director. Although we currently have in effect a Retained Earnings and Dividend Policy, the policy is subject to our regulatory requirements. For a description of the policy see Retained Earnings and Dividend on page 51 in our 2007 Form 10-K.

Due to our net loss in the first nine months of 2008, we did not retain earnings or declare dividends. Based upon our projected financial results, we do not anticipate paying dividends in 2008 and we cannot predict when we may resume paying dividends. For a summary of our dividends for the past five quarters, see Selected Financial Data on page 30.

Off-Balance Sheet Arrangements

We meet the scope exception for Qualifying Special-Purpose Entities under FIN 46-R, and accordingly, do not consolidate our investments in the MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as HTM and are not publicly traded or guaranteed by any of the FHLBs. We do not have any other involvement in special purpose entities or off-balance sheet conduits. For further discussion on off-balance sheet arrangements see page 53 in our 2007 Form 10-K.

Contractual Cash Obligations

For additional information on contractual cash obligations see page 54 in our 2007 Form 10-K. Except for Delivery Commitments for MPF Loans which have decreased to $1 million at September 30, 2008 from $80 million at December 31, 2007, we have not experienced any material changes in contractual cash obligations from December 31, 2007.

Critical Accounting Policies and Estimates

See Note 2 – Business Developments – Accounting and Reporting Developments to the financial statements for the impact of recently issued accounting standards on our financial results.

SFAS 157 Fair Value

Also see Note 12 – Fair Value for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

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

•

A three-level fair value hierarchy is established to prioritize the inputs used in valuation techniques: Level 1 - observable inputs that reflect quoted prices in active markets, Level 2 - inputs other than quoted prices with observable market data, and Level 3 - unobservable data (e.g. a company’s own data).

•

Disclosures are expanded to detail the extent to which a company measures assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings.

Valuation Methodologies for Level 3 Assets and Liabilities

Instruments classified within Level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. As time passes, transaction price becomes less reliable as an estimate of fair value and accordingly, we use other methodologies to determine fair value, which vary based on the type of instrument. Regardless of the methodology, valuation inputs and assumptions are changed based on market inputs.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP is effective beginning with our September 30, 2008 financial statements. The FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

Determination of Active versus Inactive Market

The FSP clarifies that even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, the FSP also clarifies that it is not appropriate to automatically conclude that any transaction price is representative of fair value – that is, a transaction price may not represent an exit price resulting from an orderly transaction. Critical factors to determine whether an active or inactive market exists include, but are not limited to, the following:

•	the degree by which the bid-ask spreads have widened in the markets in which the financial assets trade;

•	the volume of trades relative to historical levels;

•	available prices vary significantly over time or among market participants;

•	prices are not current;

•	evidence supporting distressed sales have occurred; and

•	other relevant factors.

When we initially adopted SFAS 157 on January 1, 2008, we determined that the fair values of our private label MBS portfolio classified as HTM, as well as certain non-traditional investment securities classified as AFS, were Level 3 because they were derived from a significant amount of unobservable inputs. At September 30, 2008, we determined that these investment securities traded in inactive markets. The September 30, 2008 determination was based on the significant difference in pricing levels for these securities, the ongoing significant decrease in the volume of trades relative to historical levels that existed when the market was not distressed (i.e., third quarter of 2007), and other relevant factors such as the intervention of the U.S. government into the credit markets due in part because of these financial assets (i.e. Emergency Economic Stabilization Act of 2008 (“EESA”) and the Troubled Assets Relief Program (“TARP”)), and transactions in these financial assets attributable to known distressed entities. Further, the market for similar financial assets transactions also was inactive. As a result, the Bank continues to consider these investment securities to be at Level 3 in the fair value hierarchy as we believe market-based prices at the time were due to distressed sales and were not reflective of orderly transactions between willing buyers and sellers in an active market.

Determination of Fair Value of Financial Assets in an Inactive Market

The FSP provides the following clarifications with respect to determining the fair value of financial assets in an inactive market:

•

The use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•

Quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence.

Effective September 30, 2008, we changed our valuation methodology for our subprime and non-traditional investment securities with vintages between 2005 and 2007 classified in our HTM portfolio and AFS portfolio. Specifically, we changed to valuing these securities using modeling and market based inputs rather than using IDC, which is an independent pricing service. We did this when the fair value varied significantly from our own assessment of the projected cash flows and underlying assumptions and from the fair values of Reuters EJV, which is another independent pricing service that we utilize as a validation of our fair value measurements for reasonableness. We do not believe either pricing service values are necessarily determinative for these investment securities since these investment securities are not trading in an active market. Our model for these investment securities represents an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.

The fair value of our subprime and non-traditional investment securities with vintages between 2005 and 2007 are based on industry recognized models and discounted cash flow techniques. Models were used for these instruments because there has been a specific review of the projected underlying cash flows, including loss severity, roll-rates and default rates for which we are able to refine our estimate of fair value if an active market existed at the balance sheet date. The modeled values reflect our expectations of future cash flows after accounting for appropriate risk premiums if an active market existed for these instruments.

Given the distressed market experienced during the third quarter, the most relevant inputs to the valuation of these instruments are default rates, loss severity and delinquency trends. Inputs are determined based on relative value analyses, which incorporates comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (The ABX is an index that tracks the performance of subprime residential mortgage bonds). The methodology utilized to determine our non-performance, prepayment, and liquidity risk assumptions is described below.

•

In order to determine and separate the market risk premium or liquidity component from credit risk, we used an ABX 06-01 Pen AAA spread index. The choice of this index versus other indices is motivated by the following factors:

1.	The underlying collateral of this index is of high credit quality among the various ABX indices, and we believe this is indicative of the liquidity premium of our subprime and non-traditional investment securities in a non-distressed or functional, active market.

2.	Our AAA subprime and non-traditional investments are predominately 3-year average life securities which are closer in structure to the constituents of the Pen 06-01 AAA spread index.

3.	All the securities in the Pen ABX 06-01 are still rated AAA status; we believe it is the minimum risk premium\liquidity spread the market is taking for a subprime or non-traditional investment security.

This index was trading at $96.33 with an implied spread of 373 bps as of September 30, 2008.

•

Deal level pipeline delinquency and current credit support is captured by a non-performance risk spread. The non-performance risk measure vector impacts the worst performing securities with a higher spread which associates with higher expected losses.

•

Pricing of securities we identified as having bond losses were based on the expected cash flows of the underlying loans. Deal level credit default rates and credit prepayment rate curves and loss severities were supplied in combination with the maximum non-performance and liquidity spread to determine values.

The following table shows the range of implied spreads used to discount expected cash flows to determine fair values for our subprime and non-traditional investment securities that are carried at fair value in our financial statements, either on a nonrecurring or recurring basis:

Vintage	Non- performance spread	Liquidity spread	Total Spread
2006	300-500 bps	373 bps	673-873 bps

The estimated fair value determined by us, our pricing services, and the estimated fair value range we considered for our subprime and non-traditional investment securities that are carried at fair value in our financial statements, either on a nonrecurring or recurring basis, are as follows:

Vintage	Estimated fair value	IDC fair value	EJV fair value
2006 AFS - Recurring	$169	$99	$163
2006 HTM - Non-Recurring	$46	$42	$42

2006 Total	$215	$141	$205

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Use of Pricing Services

We obtain information from IDC and Reuters EJV, which are independent pricing services. We use the IDC pricing service to value our investment securities and we use Reuters EJV as a validation of our fair values; however, as discussed above, we did not use IDC’s fair values for a portion of our subprime and non-traditional investment securities at September 30, 2008. For those securities which we valued using IDC, we did not make any adjustments to these estimated fair values. Outlined below are the estimated fair values by investment type and fair value hierarchy level:

Investment Type	Estimated fair value	Fair Value Hierarchy Level
Trading	$1,656	2

AFS (Using IDC values)	$1,028	2
AFS (Using IDC values)	3	3
AFS (Not using IDC values)	169	3

Total AFS	$1,200

Consideration of Credit Risk in Valuation of Financial Assets and Liabilities

Advances – Fair values for advances are determined using the income approach, which converts the expected future cash flows to a single present value. The estimated fair values do not assume prepayment risk, where we receive a fee sufficient to make us financially indifferent to a member’s decision to prepay. We use internally constructed curves based on the consolidated obligation curve and a spread, which differs based on the advance size.

Derivative Instruments – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We, and each derivative counterparty, have bilateral collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition at September 30, 2008 and December 31, 2007.

We changed our valuation model for longer dated cancelable interest rate swaps during the third quarter of 2008. This change in estimate resulted in a gain of $7 million which is reflected as a component of derivatives and hedging activities in the statements of income. We modified our model to more accurately reflect the fair values of these instruments if we had to transfer or unwind the derivatives with our primary dealers.

Consolidated Obligation Bonds – We use an internal valuation model to arrive at the fair value of our inverse floating rate consolidated obligation bond and short-term callable consolidated obligation bonds. Their fair value is determined based on the income approach. The income approach uses valuation techniques to convert future amounts to a single present value discounted amount. The measurement is based on the value indicated by current market expectations about those future amounts. In this regard, our internal model discounts anticipated cash flows using the appropriate independent market rate based on the underlying terms of the consolidated obligation bonds. The valuation model is based on an external consolidated obligation curve that reflects trading activities and any potential adjustments for our credit rating.

Controls over Valuation Methodologies

Senior management, independent of our investing and treasury functions, is responsible for our valuation policies. The Asset and Liability Committee approves fair value policies, reviews the effectiveness of current valuation methodologies and policies, and reports significant policy changes to the Risk Management Committee of the Board of Directors. The Audit Committee of the Board of Directors oversees the controls over these processes including the results of independent model validation where appropriate.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The Market Risk Analysis department, overseen by the Chief Risk Officer, prepares the fair value measurements of our financial instruments independently of the investing and treasury management function. In addition, the department performs control processes to ensure the fair values generated from pricing models are appropriate. In the event that observable inputs are not available, we use methods that are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

Our control processes include reviews of the pricing model’s theoretical soundness and appropriateness by personnel with relevant expertise who are independent from the fair value measurement function. For financial instruments where prices or valuations require unobservable inputs, we employ, where possible, procedures that include back testing models to subsequent transactions (e.g. termination of a derivative), analysis of actual cash flows to projected cash flows, comparisons with similar observable positions, and comparisons with information received from pricing services. In circumstances where we cannot verify a fair value derived from a valuation model to active market transactions, it is possible that alternative methodologies could produce a materially different estimate of fair value.

Fair Value Measurement Effect on Liquidity and Capital

Fair value measurements of Level 3 financial assets and liabilities may have an effect on our liquidity and capital. Specifically, our estimated fair values for these financial assets and liabilities are highly subjective. Further, we are subject to model risk for certain financial assets and liabilities. Our liquidity and capital could be positively or negatively affected to the extent that the amount that could be realized in an actual sale, transfer or settlement could be more or less than we estimated. This also would apply to the fair value of investment securities deemed other-than-temporarily impaired.

Other-Than-Temporary Impairment

We apply SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”) as amended by FASB Staff Position 115-1 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments to determine whether our investment securities have incurred other-than-temporary impairment. We determine whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis (or sooner if a loss-triggering event occurs).

The EESA was enacted on October 3, 2008 and grants the US Secretary of the Treasury authority to purchase troubled assets from financial institutions in accordance with TARP.

Judgment is required to determine whether events that occur after the reporting period, but prior to the release of the financial statements, should be considered when assessing management’s ability and intent to hold securities that are impaired as of the reporting date to recovery (maturity, if necessary). Since participation in the TARP is voluntary, EESA does not affect the ability of an entity to hold impaired securities to recovery.

In addition, we believe that enactment of EESA need not affect our intent for periods prior to its effective date. Although EESA authorizes establishment of the TARP, the specific terms and conditions of the TARP were not established at the effective date. We will likely not reach a conclusion regarding our participation in the TARP until the terms and conditions are known. We believe that enactment of EESA represents a significant change in circumstances that did not exist at earlier reporting dates. Accordingly, we did not need to consider this event when assessing our intent to hold specific securities at earlier dates.

Accounting for Failed Forecast of Anticipated Debt Transactions

During the third quarter of 2008, we reclassified $4 million as a gain from cash flow hedges of consolidated obligations as a result of a a non-occurrence of the anticipated issuance of 15 year fixed-rate consolidated obligation bonds. This occurred due to unfavorable market conditions where longer-term debt spreads widened relative to the assets being funded, making such issuance cost prohibitive. We did not view this non-occurrence as a pattern that would taint our ability to enter into future cash flow hedges of other longer-term debt strategies; however, on October 14, 2008, we deemed it was “probable” that we would not issue certain 3 and 10 year fixed-rated consolidated obligation bonds as anticipated to be issued in late October. We made this determination in light of the market reaction to the U.S. Government’s intervention into the financial markets. As a result, we will no longer enter into cash flow hedges for long-term fixed-rate consolidated obligation bonds until we can reliably forecast that it is probable that longer-term fixed-rate consolidated obligation bonds will be issued as scheduled and have demonstrated the capability to make reliable forecasts over a six month period.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management

Operational Risk

See Risk Management on page 57 in our 2007 Form 10-K for information regarding operational risk.

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through issuers/guarantors of investment securities, advances to our members, commitments to make advances, MPF Loans, mortgage insurance providers, and derivatives counterparties. We have established policies and procedures to limit and help monitor our exposures to credit risk.

Investments

The following table summarizes the carrying value of our investment securities portfolio by type of investment and credit rating.

As of September 30, 2008	Government	Lowest Long Term Rating						Short Term Rating	Unrated	Total
		AAA	AA	A	BBB	BB	B	A-1 or Higher
Non-Mortgage Backed Securities:
Commercial paper	$-	$-	$-	$-	$-	$-	$-	$798	$-	$798
Certificates of deposit	-	-	-	-	-	-	-	801	-	801
Government-sponsored enterprises	1,757	-	-	-	-	-	-	-	-	1,757
Consolidated obligations of other FHLBs	-	6	-	-	-	-	-	-	-	6
State or local housing agency obligations	-	1	51	-	-	-	-	-	-	52
Small Business Administration / Small Business Investment Companies	433	-	-	-	-	-	-	-	-	433

Total non-MBS	2,190	7	51	-	-	-	-	1,599	-	3,847

Mortgage Backed Securities:
Government-sponsored enterprises	12,090	-	-	-	-	-	-	-	5	12,095
Government-guaranteed	23	-	-	-	-	-	-	-	-	23
Private Issue	-	3,262	626	230	19	39	54	-	7	4,237
MPF Shared Funding	-	300	11	-	-	-	-	-	-	311

Total MBS	12,113	3,562	637	230	19	39	54	-	12	16,666

Total investment Securities September 30, 2008	$14,303	$3,569	$688	$230	$19	$39	$54	$1,599	$12	$20,513

June 30, 2008	$9,702	$4,168	$326	$116	$26	$71	$11	$2,167	$12	$16,599
March 31, 2008	7,796	4,596	236	66	40	-	-	200	12	12,946
December 31, 2007	6,924	5,112	65	-	-	-	-	1,172	12	13,285

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We classify our private-issue mortgage-backed securities as prime, non-traditional, or subprime based upon the nature of the majority of underlying mortgages collateralizing each security at origination. The following table summarizes the carrying value of these private-issue MBS categories by their credit ratings. For further discussion on these categories, see Credit Risk – Investments on page 58 of our 2007 Form 10-K.

As of September 30, 2008	Long Term Rating						Unrated	Total Carrying Value
	AAA	AA	A	BBB	BB	B
Private Issue Mortgage Backed Securities:
Prime	$33	$-	$-	$-	$-	$-	$-	$33
Non-traditional	2,365	367	-	-	-	-	-	2,732
Subprime	759	259	221	19	39	54	7	1,358
Commercial MBS	105	-	9	-	-	-	-	114

Total Private Issue MBS	$3,262	$626	$230	$19	$39	$54	$7	$4,237

The following table shows our private-issue residential MBS (excluding commercial MBS with a par value of $114 million) held at quarter end that were classified as prime, non-traditional, or subprime by vintage year of securitization as of September 30, 2008 and weighted average fair value as a percent of par value by quarter from December 31, 2007 to September 30, 2008.

As of September 30, 2008	Prime	Non-traditional	Subprime	Total	Fair Value as a % of Par Value By Year of Securitization
					September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Par value by year of securitization:
2007	$-	$-	$10	$10	55%	78%	83%	85%
2006	-	2,701	1,241	3,942	77%	86%	87%	97%
2005	-	48	227	275	88%	94%	94%	98%
2004	-	3	11	14	83%	90%	91%	99%
2003	5	7	17	29	88%	92%	95%	98%
2002 and prior	28	13	16	57	90%	93%	96%	99%

Total par value	$33	$2,772	$1,522	$4,327

Total carrying value	$33	$2,732	$1,358	$4,123

Total fair value	$32	$2,170	$1,182	$3,384

Fair Value as a % of Par Value By Category as of:
September 30, 2008	97%	78%	78%	78%
June 30, 2008	98%	89%	82%	87%
March 31, 2008	99%	90%	84%	88%
December 31, 2007	100%	100%	92%	97%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the weighted average 60+ day delinquency rates for our private-issue residential MBS.

As of September 30, 2008	Prime	Non-traditional	Subprime	Average Delinquency 60+ Days as of:
				September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Delinquency 60+ days by year of securitization:
2007	n/a	n/a	27%	27%	21%	18%	13%
2006	n/a	9%	37%	18%	15%	12%	10%
2005	n/a	13%	40%	35%	33%	29%	21%
2004	n/a	13%	11%	11%	11%	10%	10%
2003	3%	3%	16%	10%	10%	9%	8%
2002 and prior	1%	3%	24%	8%	8%	8%	8%
n/a = not applicable

The following table shows the average credit enhancement support for our private-issue residential MBS (subordinate bonds, reserve funds, guarantees, over-collateralization, etc.) as a percent of the collateral balance that protects the securities from losses.

As of September 30, 2008	Prime	Non-traditional	Subprime	Average Credit Enhancement as of:
				September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Average credit enhancement by year of securitization:
2007	n/a	n/a	33%	33%	31%	30%	28%
2006	n/a	13%	35%	20%	18%	18%	17%
2005	n/a	16%	49%	43%	39%	37%	34%
2004	n/a	21%	64%	54%	25%	26%	28%
2003	7%	9%	41%	27%	26%	26%	25%
2002 and prior	36%	7%	78%	41%	37%	37%	36%
n/a = not applicable

As of September 30, 2008 and December 31, 2007, we had at carrying value $21 million and $30 million of private-issue MBS and local housing agency obligations that are guaranteed by the following monoline insurance companies, along with their lowest credit rating: Financial Security Assurance, Inc. (rated AAA), Financial Guaranty Insurance Corp. (rated CCC), MBIA (rated A), or AMBAC (rated AA-). The securities have been impacted by the guarantors’ credit deterioration. The fair value of these securities was $17 million and $29 million as of September 30, 2008 and December 31, 2007. We have not taken an other-than-temporary impairment charge on these securities as we expect to collect all principal and interest payments as due, as the underlying securities’ performance is not currently reliant on the performance of the monoline insurer.

The following table shows our monoline guaranteed securities by year of securitization.

As of September 30, 2008	Carrying Value	Unrealized Losses
By year of securitization
2003	$2	$1
2002 and prior	19	3

Total	$21	$4

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our private-issue MBS portfolio has continued to be impacted by increased delinquencies and loss severities due to the credit deterioration in the U.S. mortgage markets. As a result, certain securities experienced credit rating downgrades or have been placed on negative credit watch subsequent to September 30, 2008 through October 31, 2008.

The following table shows the recent credit downgrades within our investment securities portfolio subsequent to September 30, 2008 through October 31, 2008. The investment ratings are based on the lowest rating from S&P, Moody’s, or Fitch.

	Investment Ratings	Carrying Value September 30, 2008	Fair Value September 30, 2008
September 30, 2008	October 31, 2008
Private issue MBS securities:
HTM portfolio -
AAA	AA	$58	$51
AAA	A	295	225
AAA	BBB	63	51
AA	BB	45	36
AA	B	14	14
A	BBB	94	76
A	B	18	15
BBB	B	9	7
BB	CCC	39	42
B	CCC	11	14

Total		$646	$531

Other-Than-Temporary Impairment

We performed an impairment analysis of our portfolio as of September 30, 2008 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities. We actively monitor the credit quality of subprime and non-traditional MBS, and stress test the underlying mortgages in order to evaluate our potential credit risk exposure. Based on this analysis we determined that there was an other-than-temporary impairment related to certain securities. As a result, in the third quarter and first nine months of 2008, we recognized an other-than-temporary impairment charge of $9 million and $72 million related to MBS instruments in our HTM portfolio. The securities impaired in the third quarter had a fair value of $46 million at September 30, 2008.

The impairment charges were based upon the difference in the carrying value and estimated fair value of the affected MBS as determined in an illiquid market. Since our current intent and ability is to hold these securities until their maturity, we currently estimate that our actual economic loss for all securities impaired to date will be approximately $16 million. In estimating our actual economic loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor in our estimated future recovery of expected cash flows. Consistent with this view and as a result of applying EITF 99-20 (see Note 4 – Investment Securities to the financial statements), we expect that the yield on these securities may be higher in subsequent reporting periods.

MBS Geographic Concentration

At September 30, 2008, 41% of the total mortgage properties collateralizing our private-issue MBS were located in California, which was the only state with a concentration of more than 10% of our portfolio.

At September 30, 2008, we had concentration risk with respect to certain servicers servicing the mortgage assets that collateralized our private-issue MBS. Wells Fargo Bank, N.A. was servicing 24% of this portfolio and Countrywide Home Loans, Inc. and Countrywide Home Loan Servicing, LP (collectively, “Countrywide”) was servicing 15%.

Unsecured Credit Exposures

For short-term liquidity purposes, we invest in certificates of deposit, commercial paper, and Federal Funds in order to ensure the availability of funds to meet member credit needs. Because these investments are unsecured, our policy and FHFA regulations restrict these investments to short-term maturities and strong investment grade issuers. Approved issuers are concentrated in the United States and Europe. Under our policy, we may purchase commercial paper and Federal Funds with maturities of up to 9 months if they have the highest investment grade rating of AAA, but we are limited to overnight maturities if the rating is BBB, the lowest investment grade permitted.

During the month of September, credit markets experienced unprecedented volatility following the bankruptcy filing of Lehman Brothers Holding Inc. and the Federal Reserve Bank of New York’s multi-billion loan to American International Group, Inc. A loss of confidence in the market triggered a global contraction of liquidity precipitating government interventions in Europe and the United States. As a result of these uncertain markets, we lowered our exposure to unsecured credit by curtailing dollar and tenor limits with counterparties. For those counterparties that we continue to utilize for short-term investing, we are closely monitoring financial information including their equity price changes and market-implied

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

ratings. Subsequent to September 30, 2008, we have also transitioned a significant portion of our investment activity into securities purchased under agreements to resell, which are fully secured by cash, US Treasury or Agency debt.

The table below shows our unsecured credit exposure to counterparties (excluding the U.S. government, and U.S. government agencies and instrumentalities) and maturities of our Federal Funds, certificates of deposit, and commercial paper holdings:

Carrying Value	Counterparty Credit Ratings [1]
as of September 30, 2008	AAA	AA	A	Total

Unsecured credit exposure	$248	$600	$1,301	$2,149

Maturities:
Overnight	$-	$200	$901	$1,101
2-30 days	-	400	400	800
31-90 days	-	-	-	-
Over 90 days	248	-	-	248
[1]

Although all of the instruments in the above table are short-term, FHFA regulations allow us to use either short-term or long-term ratings in evaluating our short-term credit exposures. We believe long-term ratings would give more advance notice of credit deterioration. In addition, use of long-term ratings allows us to use consistent ratings across all of our counterparty exposures.

Advances

We are required by the FHLB Act to obtain sufficient collateral on advances to protect against losses. At September 30, 2008 and December 31, 2007, we had a security interest in collateral, on a member-by-member basis, with a value in excess of outstanding advances. We have never suffered a credit loss on advances to members and we have no members that are past-due or on non-accrual status. Based on our current assessment of our member credit exposure, we do not believe that an allowance for losses on our advances is necessary at this time. For further discussion of eligible collateral and our credit risk exposure on advances, see Credit Risk - Advances on page 60 in our 2007 Form 10-K.

Under our collateral guidelines, members may pledge mortgage loans, MBS and Collateralized Mortgage Obligations (“CMO”) as collateral which may include subprime and non-traditional mortgage loans. We revised our haircuts and/or imposed other restrictions on the acceptance of private-label MBS and CMOs in 2008 to limit the amount of subprime and non-traditional securities collateral that members may pledge. This included requiring all private-label MBS and CMOs pledged as collateral be rated AAA, not on negative watch and excluding private-label MBS and CMOs issued prior to July 10, 2007. Furthermore, we may require additional collateral or limit or restrict members from pledging subprime and non-traditional mortgage loans or securities as collateral if we determine that a member has a concentration of them in its pledged collateral.

Based upon a review of the collateral pledged to us at September 30, 2008, the amount of subprime and non-traditional private-label MBS and CMO collateral was less than 1% of the total collateral pledged. For collateral purposes other than securities, we define subprime mortgage loans as loans originated by a member or its affiliate under a segregated Subprime Lending Program, as defined by our members’ regulators. Non-traditional mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases.

MPF Loans

Under the MPF Program, we purchase conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans. We do not purchase or fund subprime or non-traditional mortgages through the MPF Program.

Effective August 1, 2008, we no longer purchase MPF Loans for investment except for non-material amounts of MPF Loans to support affordable housing that are guaranteed by RHS or insured by HUD. MPF Loans purchased from Chicago PFIs starting August 1, 2008 are primarily held as investments by other FHLBs participating in the MPF Program and after November 1, 2008 are concurrently sold to Fannie Mae.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

On September 23, 2008, we announced the new MPF Xtra product which allows our PFIs to continue selling mortgage loans through the MPF Program infrastructure and provides for a transaction structure which allows us to concurrently sell these investments to Fannie Mae as a third party investor. Because PFIs are not required to provide a credit enhancement (“CE Amount”) under the MPF Xtra Product, they are not paid credit enhancement fees (“CE Fees”). MPF Loans sold under the MPF Xtra product will need to meet the eligibility requirements for the MPF Program. In addition, PFIs will generally retain the right and responsibility for servicing these MPF Loans just as they do for the other MPF products See Mortgage Standards on page 9 and MPF Servicing on page 12 in our 2007 Form 10-K.

We have entered into a Mortgage Selling and Servicing Contract with Fannie Mae pursuant to which we expect to concurrently sell MPF Loans acquired from our PFIs. In connection with each sale, we will make certain customary representations and warranties to Fannie Mae regarding the eligibility of the mortgage loans. If an eligibility requirement or other representation or warranty were breached, Fannie Mae could require us to repurchase the MPF Loan. Such a breach would normally also be a breach of the originating PFIs, representations and warranties under the PFI Agreement or MPF Guides, and we could require the PFI to repurchase that MPF Loan from us.

Under the Mortgage Selling and Servicing Contract with Fannie Mae, we have agreed to be responsible for the servicing of the MPF Loans by the PFIs in accordance with their PFI Agreements. Though we will receive a transaction services fee in exchange for these services, the primary reason for this activity is to provide our members with important liquidity for their mortgage loan portfolios and to fulfill our housing finance mission. The MPF Xtra product leverages existing MPF Program systems requiring minimal additional support, and therefore the transaction services fee for these MPF Loans is expected to cover the cost of providing this service to our PFIs.

Setting Credit Enhancement Levels

Finance Board regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for loan losses. In our role as MPF Provider, we analyze the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s LEVELS® model in order to determine the required CE Amount for a loan to be acquired and held as an investment by an MPF Bank (“MPF Program Methodology”).

The PFIs’ CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a AA rated mortgage-backed security and our initial first loss account (“FLA”) exposure (which is zero for the Original MPF product at origination). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance-based CE Fees that would otherwise be payable to the PFI but which we expect to retain to recoup FLA losses.

The MPF Bank and PFI share the risk of credit losses on MPF Loan products by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. The MPF Bank is obligated to incur the first layer or portion of credit losses not absorbed by the borrower’s equity and after any primary mortgage insurance (“PMI”) which is called the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance based CE Fees, the MPF Bank may withhold CE Fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.

The MPF products requiring credit enhancement were designed to allow for periodic resets of the CE Amount as further described in Setting Credit Enhancement Levels on page 63 in our 2007 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the reset of PFIs’ direct CE Amounts during the periods indicated. Thirty-one master commitments are scheduled to be reset during the remainder of 2008.

	Number of Master Commitments Reset	MPF Loan Amount Originally Funded	Original PFI Direct CE Amount	Outstanding MPF Loan Balance as of September 30, 2008	Reset PFI Direct CE Amount as of September 30, 2008
Three months ended September 30, 2008	16	$1,990	$13	$171	$1
Nine months ended September 30, 2008	31	6,412	30	1,276	5

In determining the estimated rating for master commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we can either hold additional retained earnings against the related master commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the master commitment to the equivalent of an AA rated mortgage-backed security. At September 30, 2008 we elected to hold additional retained earnings of $96 million with respect to these master commitments.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of September 30, 2008 and December 31, 2007, the outstanding balance of MPF Plus Loans for which the PFI has obtained SMI coverage was $14 billion and $18 billion. The amount of SMI coverage provided against losses was $229 million at September 30, 2008 and $434 million at December 31, 2007. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of an increase in credit risk of the related MPF Loans.

Credit Risk Exposure

Our credit risk on MPF Loans held in our portfolio is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFIs’ credit enhancement protection amount (“CEP Amount”). The PFI’s CEP Amount consists of the PFI’s CE Amount (which may include SMI) and any contingent performance based CE Fees. We also face credit risk of loss on MPF

Loans to the extent such losses are not recoverable under the PMI, as well as the PFIs’ failure to pay servicer paid losses not covered by FHA or HUD insurance, or VA or RHS guarantees. The portion of MPF Loan outstanding balances exposed to credit losses not recoverable from these sources was approximately $27.4 billion at September 30, 2008 and $28.7 billion at December 31, 2007. Our actual credit exposure is significantly less than these amounts because the borrower’s equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable.

A significant decline in the value of the underlying property would have to occur before we would be exposed to credit losses on our conventional (non-government) MPF Loans. Our average conventional loan-to-value (“LTV”) ratio at origination was 67% for both September 30, 2008 and December 31, 2007. For those loans with an LTV ratio over 80%, we require PMI. Please see Mortgage Guaranty Insurance Provider Concentration section below for discussion of our credit risk to PMI providers. Our LTV ratio is enhanced by the seasoned nature of our portfolio because principal paydowns lower the LTV ratio. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores of 739 and 738 at September 30, 2008 and December 31, 2007.

We do not retain credit risk with respect to the MPF Xtra product as the MPF Loans are concurrently sold to Fannie Mae when we acquire them from our PFIs.

For more information on our credit risk exposure on MPF Loans, see Credit Risk Exposure on page 65 in our 2007 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio. For a description of our concentration risks see page 65 in our 2007 Form 10-K. There were no material changes in our PFI Servicer or Credit Enhancement concentrations since December 31, 2007.

Mortgage Guaranty Insurance Provider Concentration – We are exposed to the risk of non-performance of mortgage insurers. Our policy is to limit our credit exposure to each MI company to 10% of its regulatory capital. Credit exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us that are more than 60 days delinquent. At September 30, 2008, none of the MI companies were in excess of our limits.

The MI companies provide primary mortgage insurance on conventional MPF loans with an LTV greater than 80% and Supplemental Mortgage Insurance (SMI) on the MPF Plus product. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage. Historically we have depended on the PMI policies for loss coverage. We have not claimed any losses in excess of the policy deductible on the SMI policies. If an MI company was to default on its insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses.

The following table details our exposure to MI companies providing insurance coverage:

As of September 30, 2008	Loan Balance with PMI	Loan Balance with SMI	Amount of Coverage			%	Lowest Credit Rating as of October 31, 2008 [1]
			PMI	SMI	Total
Mortgage Guaranty Insurance Co. (MGIC)	$672	$5,869	$185	$74	$259	34%	A-
Genworth Mortgage Insurance Corp.	281	2,311	79	51	130	17%	A+
PMI Mortgage Insurance Co.	295	1,715	81	42	123	16%	BBB+
United Guaranty Residential Insurance Co.	235	2,803	64	52	116	15%	A-
All Others	467	837	133	10	143	18%	AA- to BBB+

Total MI Coverage	$1,950	$13,535	$542	$229	$771	100%

[1]	All of the above listed MI companies have been placed on negative outlook by at least one Nationally Recognized Statistical Rating Organization (“NRSRO”).

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the MI companies. Based on an analysis using the latest available results as of September 30, 2008, most of the MI companies do not pass any of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests. All of the above MI companies we have concentration exposure to have failed to pass our profitability test and all have failed our ratings watch/outlook tests.

If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us.

On June 30, 2008 the MPF Guides were revised so that PMI for MPF Loans with a note date after July 31, 2008 must be issued by an MI company on the approved MI company list whenever PMI coverage is required. Triad Guaranty Insurance Company, which ceased issuing new insurance effective July 15, 2008, was removed from the approved MI company list. However, except for CMG Mortgage Insurance Company, no other MI company on the approved MI company list currently has an “AA-” or better claims paying ability rating from more than one NRSRO, so the current criteria for MI companies to remain on the approved MI company list at this time is acceptability for use in S&P’s LEVELS® modeling software.

If an SMI provider fails to maintain a credit rating of at least AA- or its equivalent from a NRSRO under the MPF Plus product, the PFI has six months to either replace the SMI policy or provide its own undertaking equivalent to the SMI coverage, or it will forfeit its performance based CE fees. As of September 30, 2008, most of our SMI

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

providers’ insurance strength has been downgraded by at least one NRSRO to below AA-. We have requested all of the downgraded MI companies to provide remediation plans.

In the third quarter 2008 each of the PFIs with MPF Plus master commitments with SMI coverage from MGIC, PMI, or Radian was notified that it would need to either replace the SMI policy or provide its own undertaking equivalent to the SMI coverage, or it will forfeit its performance based CE fees.

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

MPF Loan Portfolio Analysis

The following table compares rate of delinquencies 90 days or more for our conventional MPF Loans compared to the industry average:

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
MPF Loans - conventional	0.48%	0.41%	0.38%	0.32%
Industry Average Conventional Fixed Rate Mortgages [1]	1.31%	1.15%	1.04%	0.90%
[1]	Data provided from the Mortgage Bankers Association Delinquency Survey.

The following table summarizes our MPF Loan non-accrual status:

As of	September 30, 2008	December, 31 2007
MPF Loans, par value	$32,590	$34,367
Non-accrual MPF Loans, par value	15	12
% non-accrual	0.05%	0.03%
MPF Loans past due 90 days or more and still accruing interest	$265	$216

Our interest contractually due on non-accrual loans and our interest received on non-accrual loans was under $1 million dollars for both the three and nine month periods ended September 30, 2008 and 2007.

We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections.

The allowance for loans losses for MPF Loans was $3 million and $2 million at September 30, 2008 and December 31, 2007. There have been no material charge-offs or recoveries to the allowance for loan losses during the nine months ended September 30, 2008. See Note 6 to the financial statements – MPF Loans Held in Portfolio, for details on MPF Loan Portfolio performance.

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

The contractual, or notional, amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivatives that have a net positive fair value if the counterparty defaults and the related collateral, if any, is of no value. This collateral has not been sold or repledged. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us (including cash collateral), as evidenced by a written security agreement and held by the member for our benefit. At September 30, 2008 and December 31, 2007, our maximum credit risk as defined above was $33 million and $111 million. See Note 11 to the financial statements – Derivatives and Hedging Activities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

Unlike the previous two quarters, we recognized a gain on derivative and hedging activities in the third quarter. The quarterly gain of $18 million, compared to losses of $82 million in the first two quarters, demonstrates the significant impact of market volatility on hedging activities, as well as changes in our balance sheet management practices.

Derivatives Exposures to Lehman Brothers Special Financing, Inc.

We are a party to an ISDA Master Agreement with LBSFI. Following the filing of bankruptcy proceedings by Lehman Brothers Holdings Inc., the guarantor of LBSFI’s obligations under the Master Agreement, the Bank exercised its right under the Master Agreement to declare an early termination date as the result of the occurrence of an event of default under the Master Agreement.

We have pledged certain HTM investment securities to LBSFI as collateral to secure derivative transactions under the Master Agreement. LBSFI is obligated to return such HTM securities under the terms of the Master Agreement, but had not done so as of September 30, 2008. If we do not obtain the return of such pledged HTM investment securities in the fourth quarter of 2008, these HTM securities will be considered sold to LBSFI. We had a $64 million net liability position to LBSFI under the Master Agreement as of September 30, 2008. If the pledged securities are not returned, we will reduce our net liability position by the value of such collateral, which was $57 million as of September 30, 2008. We expect to net the value of the securities against the settlement amount owed to LBSFI and to further reduce the payment to LBSFI by the amount of any potential loss that would otherwise be recognized upon the deemed sale.

We also expect to further reduce our liability position to LBSFI by the amount of certain costs and expenses incurred in connection with the termination of our hedge positions with LBSFI. See Note 11 to the financial statements - Derivatives and Hedging Activities – Accounting Issues related to Lehman Default, for further details.

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of September 30, 2008	Number of Counterparties	Notional Amount	Exposure at Fair Value [3]	Cash Collateral Held	Securities Collateral Held	Total Collateral Held	Net Exposure After Collateral [4]
AA	12	$29,375	$142	$110	$16	$126	$15
A	3	6,193	25	26	1	27	-
BBB	2	3,140	2	-	-	-	2
Affiliates [1]						-
AA	1	5,184	27	27	-	27	-
A	2	6,269	-	-	-	-	-

Total Counterparties	20	50,161	196	163	17	180	17
Member Institutions [2]	15	13	-	-	-	-	-

Total derivatives	35	$50,174	$196	$163	$17	$180	$17

[1]	Affiliates are derivative counterparties who are affiliates of our members.
[2]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[3]	Exposure at Fair Value excludes cash collateral held.
[4]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some counterparties are over- collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Collateral Held.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Credit Ratings

There was no change in our credit ratings during the third quarter.

For further discussion of how ratings changes may impact us in the future, see Risk Factors – We depend on the FHLBs’ ability to access the capital markets in order to fund our business, on page 25 in our 2007 Form 10-K and Risk Factors on page 70.

Legislative and Regulatory Developments

Changes to Regulation of GSEs

The Housing Act was enacted into law on July 30, 2008 and became effective immediately. The Housing Act established the FHFA as the new federal regulator of the FHLBs, Fannie Mae and Freddie Mac. The FHFA assumes the duties of our former regulator, the Finance Board, which will be abolished one year after the enactment of the Housing Act. We expect that our new regulator will implement various provisions of the Housing Act over the next several months, generally through rulemaking. We remain subject to existing regulations, orders, determinations and resolutions until new ones are issued or made.

We continue to review the impact and effect of the Housing Act on our business and operations. Highlights of significant provisions of the Housing Act that directly affect us include the following:

•

Authorizes, in certain instances the U.S. Treasury to purchase obligations or securities issued by individual FHLBs in any amount deemed appropriate by the U.S. Treasury, subject to mutual agreement with the FHLB. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion. Using this authority, in September 2008, the U.S. Treasury established a lending facility designed to provide secured funding on an as needed basis to the housing GSEs, including the FHLBs, as further discussed in Liquidity & Funding on page 47.

•	Provides the director of the FHFA (the “FHFA Director”) with responsibility for setting risk-based and other capital standards for the FHLBs.

•	Provides the FHFA Director with broad conservatorship and receivership authority over the FHLBs.

•	Requires that two-fifths (2/5) of our Board of Directors be non-member “independent” directors, nominated by our Board of Directors in consultation with our advisory council. At least two of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory “grandfathering” rules requiring at least four elected directors each from Illinois and Wisconsin remain in effect, unless we merge with another FHLB.

•

Removes the maximum statutory annual limit on our Board of Directors’ compensation. Director fees will be established by our Board based on market survey data commensurate with the directorship position and responsibilities, subject to FHFA approval.

•

Allows the FHFA Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If we are under capitalized, the FHFA Director may also restrict executive compensation. Until December 31, 2009, the FHFA Director has additional authority to approve, disapprove or modify executive compensation.

•	Requires the FHFA Director to issue regulations to facilitate the sharing of information among the FHLBs to, among other things, assess their joint and several liability obligations.

•	Provides the FHLBs with express statutory exemptions from complying with certain provisions of the federal securities laws.

•	Allows FHLBs to voluntarily merge with the approval of the FHFA Director, their respective board of directors and their respective members.

•	Allows the FHFA Director to liquidate or reorganize an FHLB upon notice and hearing.

•	Allows FHLB districts to be reduced to less than eight districts as a result of a voluntary merger or as a result of the FHFA Director’s action to liquidate an FHLB.

•	Provides FHLB membership eligibility for “Community Development Financial Institutions.”

•	Redefines “Community Financial Institutions” as those institutions that have assets not exceeding $1.0 billion and adds “community development activities” as eligible collateral.

•	Provides that we shall establish or designate an office for diversity in management, employment and business activities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•	Provides that the FHLBs are subject to prompt corrective action enforcement provisions similar to those currently applicable to FDIC-insured depository institutions.

•	Requires the FHFA Director to establish low- and very low-income and certain other housing goals for loans acquired by the FHLBs, which when established would impact the MPF Program.

•	Authorizes us on behalf of one or more members to issue letters of credit to support tax-exempt non-housing municipal bond issuances on a temporary basis.

•

Authorizes a FHLB under its Affordable Housing Program to provide grants to refinance home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of the Housing Act.

Board of Director Composition & Elections

On September 8, 2008, the FHFA Director issued an order to implement the provisions of the Housing Act that address the size and composition of the FHLBs’ boards of directors. The order:

•	rescinds the Finance Board’s prior designation of directorships for the 2008 elections;

•	designates the number of independent directors and member directors for each FHLB’s board in 2009, which for the Bank has been designated to be 7 and 10;

•	specifies the terms of office for each directorship to be elected in 2008, some of which are less than 4 years;

•	deems current elective directorships to be member directorships; and

•	deems current appointive directorships to be independent directorships.

The FHFA promulgated an interim final regulation to implement the provisions of the Housing Act concerning the nomination and election of directors effective September 22, 2008, with a request for comments thereon for a final regulation. The interim final regulation generally continues the prior rules governing elected director nominations, balloting, voting and reporting of results, while making certain modifications for the election of independent directors and the conflicts-of interest-rules. In addition and among other provisions, the interim final regulation:

•

provides that the FHFA Director annually will determine the size of the board for each FHLB, with the designation of member directorships based on the number of shares of FHLB stock required to be held by members in each state using the method of equal proportions; and

•	sets terms for each directorship commencing after January 1, 2009 at four years, except as adjusted to achieve staggered terms as required by the Housing Act.

Emergency Economic Stabilization Act of 2008

On October 2, 2008, the President signed into law the EESA. Among other things, the EESA established TARP under which the U.S. Treasury is authorized to purchase up to $700 billion of assets, including mortgage loans and mortgage-backed securities, from financial institutions. The U.S. Treasury has also determined that it can use authority under the TARP to make direct investments in financial institutions in connection with its stabilization activities. The implementation details of the TARP are under development by the U.S. Treasury. The Bank is unable to predict at this time what effect the EESA will ultimately have on its results of operations, if any.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced an immediately effective program known as the Temporary Liquidity Guarantee Program to guarantee newly issued senior unsecured debt and the unsecured portion of any secured debt issued by participating FDIC-insured institutions as well as participating bank, thrift and financial holding companies subject to certain conditions and limitations. Additionally, the FDIC agreed to guarantee all funds in non-interest-bearing transaction deposit accounts held by participating FDIC-insured banks until December 31, 2009 subject to certain increased surcharges. It is not possible for us to predict what impact these events may have on our future funding costs or on member demand for advances.

FDIC Notice of Proposed Rulemaking on Deposit Insurance Assessments

On October 7, 2008, the FDIC announced deposit insurance increases to restore the Deposit Insurance Fund. The new premiums proposed by the FDIC would be higher for institutions that use secured liabilities in excess of 15 percent of deposits. Secured liabilities are defined to include FHLB advances. The proposal by the FDIC to increase premiums, if adopted as proposed, would in

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

certain circumstances have the effect of increasing the effective borrowing costs for members, including when borrowing from the Bank, which may reduce member demand for advances from the Bank. See Risk Factors on page 70 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk is the potential for market value loss in financial instruments we hold due to changes in the market environment. Interest rate risk is a critical component of market risk. We are exposed to interest rate risk primarily from the effect interest rate changes have on our interest-earning assets and our funding sources. Mortgage-related assets – MPF loans and mortgage-backed securities – are the predominant sources of interest rate risk in our market risk profile. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our revenue, net interest income and average maturity of our interest-earning assets and funding sources. See Market Risk Management on page 68 in our 2007 Form 10-K for further discussion.

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

While we expect to finalize our revised market risk policies, procedures and practices with our new regulator in the future, we have received authorization from the Office of Supervision in the third quarter and implemented temporary changes to our existing policy intended to reduce our hedging costs. These changes include eliminating positive duration of equity limits in falling interest rate scenarios and negative duration of equity limits in rising interest rate scenarios. In addition, we modified our duration of equity calculation to use dollar-based duration limits when our market value of equity decreases below $700 million. While our goal is to reduce hedging costs through the implementation of these policies and new strategies over both the short and long term, we cannot predict the level of cost savings that would actually be realized, if any. Further, we cannot predict how the GSE legislation adopted in July 2008, as further discussed in Legislative and Regulatory Developments on page 65 which establishes the FHFA as our new regulator, will impact approval of our revised policies and procedures previously submitted to the Finance Board.

Impact of Interest Rate Changes on the Net Value of Financial Instruments

We perform various sensitivity analyses that quantify the impact of interest rate changes on the fair value of equity, which is defined as the net fair value of our assets, liabilities (excluding mandatorily redeemable capital stock), and commitments. These analyses include selected hypothetical instantaneous parallel shifts in the yield curve. Our regulator and our members use these sensitivity analyses to assess our market risk profile relative to other FHLBs. The following table summarizes the estimated change in fair value of equity given hypothetical instantaneous parallel shifts in the yield curve.

Interest Rate Change	Fair Value Change as of:
	September 30, 2008	December 31, 2007
-2.00%	1.7%	-2.9%
-1.00%	1.8%	0.2%
-0.50%	0.4%	-0.3%
Base	0.0%	0.0%
+0.50%	-1.0%	-0.7%
+1.00%	-2.0%	-1.6%
+2.00%	-0.8%	-0.5%

The estimated change in fair value is driven by duration, which measures the exposure to changes in interest rate levels, and convexity, which measures duration changes as a function of interest rate changes. All negative interest rate change scenarios have improved, while all positive interest rate change scenarios have worsened during the nine-month period.

This analysis is limited in that it captures only interest rate changes; it does not incorporate other risk exposures, such as changes in option volatility, prepayment level changes, non-parallel interest rate changes, and changes in spreads. The analysis only reflects a particular point in time. It does not incorporate changes in the relationship of one interest rate index versus another. As with all models,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

it is subject to the accuracy of the assumptions used, including prepayment forecasts and discount rates. It does not incorporate other factors that could impact our overall financial performance. Lastly, not all changes in fair value impact current or future period earnings because significant portions of the assets and liabilities on the statements of condition are held to maturity.

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

The 12-month rolling average duration gap below is based on 12 consecutive month-end observations of duration gap for the periods ended on the dates shown.

Portfolio Duration Gap (in months)	September 30, 2008	December 31, 2007
Actual as of date shown	0.2	0.0
12-month rolling average	0.1	0.5

Duration of Equity

Duration of equity measures the impact of interest rate changes on the fair value of equity. It is calculated using the net change in fair value of equity given select parallel interest rate shifts and dividing that amount by the total fair value of equity. Duration of equity is reported in years.

The Finance Board requires that we maintain duration of equity within prescribed limits. These limits require us to maintain duration of equity within ±5 years at current interest rate levels (Base) and maintain duration of equity within ±7 years in scenarios that assume an instantaneous parallel increase or decrease in rates of 2%. However, on August 6, 2008 we received authorization from the Office of Supervision to implement temporary changes to our existing limits as described below.

In cases where our fair value of equity is $700 million or greater, our duration of equity must be greater than or equal to -7 years in a scenario that assumes an instantaneous parallel decrease in rates of 2% and must be less than or equal to +7 years in a scenario that assumes an instantaneous parallel increase in rates of 2%.

In cases where our fair value of equity is less than $700 million, we report a dollar-based duration measurement (i.e., dollar duration of equity) instead of the year-based measurement. Dollar duration of equity is expressed as the expected change in fair value of equity (in actual dollars) given a 0.01% instantaneous parallel change in rates. In such cases, we are required to maintain dollar duration of equity within ± $350 thousand (Base). Additionally, our dollar duration of equity must be greater than or equal to – $490 thousand in a scenario that assumes an instantaneous parallel decrease in rates of 2% and must be less than or equal to + $490 thousand in a scenario that assumes an instantaneous increase of 2%.

Thus, these temporary changes eliminated positive duration of equity limits in falling interest rate scenarios and negative duration of equity limits in rising interest rate scenarios, and permitted dollar-based duration measurements and corresponding limits when our fair value of equity is less than $700 million.

Duration of Equity (in years)	-2%	-1.25%	Base	+2%
September 30, 2008[1]	n/a	3.9	1.5	-3.9
December 31, 2007	1.8	n/a	-0.1	-2.7
[1]	Given the low interest rate environment on September 30, 2008, the lowest duration of equity result we have modeled is at a decrease of 1.25%.

Relationship between Duration of Equity and Duration Gap

As noted above, duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that amount by the fair value of assets. However, the aggregate total dollar duration of assets, liabilities, and derivatives is the dollar duration of equity. Duration of equity is the dollar duration of equity divided by the fair value of equity. Thus, duration gap and duration of equity share the same numerator.

Duration of equity may also be calculated by multiplying duration gap (converted to years rather than months) by the ratio of the fair value of assets to the fair value of equity. This is also our leverage ratio. Thus, we manage duration gap indirectly by managing duration of equity and overall leverage.

Attribution

We perform attribution analyses to review the changes in fair values of our financial assets, liabilities and equity and determine the impact from changes in interest rates,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

volatility, spread and other factors. As of September 30, 2008, we had a market value deficit (relative to book value) of $1.8 billion, whereas as of December 31, 2007, we had a market value deficit of $1.6 billion. The market value to book value of equity ratio declined over this period from 46% to 41%. The increase in the market value deficit, and decrease in the market value to book value of equity ratio, was due principally to adverse spread movements on MPF Loans, advances and mortgage-related investments. See Note 12 to the financial statements – Fair Value, for details. However, we believe that our market value differs materially from what we expect to realize because current market value represents a liquidation value rather than a going concern value.

As a result we manage the fair value of equity due to changes in interest rates and volatility with derivatives and/or callable debt, but we do not manage the fair value changes due to changes in spread because significant portions of our assets and liabilities are held to maturity and such changes in fair value will ultimately converge to par.

As of November 7, 2008, our market value deficit was estimated to be approximately $2.7 billion and our market value to book value of equity ratio to be approximately 13%. The subsequent decrease in our market value was due principally to adverse spread movements associated with our MPF Loan portfolio and MBS investment portfolio which are not actively managed.

Derivatives

See Note 11 to the financial statements – Derivatives and Hedging Activities, for details regarding the nature of our derivative and hedging activities, in addition to the types of assets and liabilities being hedged.

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

Internal Control over Financial Reporting

For the third quarter of 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the information presented below, readers should carefully consider the factors set forth in the Risk Factors section on page 59 in our June 30, 2008 Form 10-Q and page 16 in our 2007 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described below and in our prior fillings are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

The impact on the Bank of recently enacted legislation and other ongoing actions by the U.S. government in response to recent disruptions in the financial markets may have an adverse impact on our business, operations or financial condition.

Recent disruptions in the financial markets have significantly impacted the financial services industry, our members and us. Recent actions taken or under consideration by the U.S. government may have an adverse impact on us. The U.S. government has placed Freddie Mac and Fannie Mae into conservatorship. The U.S. government recently enacted EESA to address disruptions in the financial markets. Under the EESA’s TARP, the Treasury Department (the “Treasury”) has initiated a program to purchase equity interests in certain financial institutions (the “Capital Purchase Program”). Treasury may also purchase certain assets from financial institutions, or guarantee certain assets held by financial institutions. In response to market disruptions, the FDIC has established a Temporary Liquidity Guarantee Program (the “FDIC Guarantee Program”) under which newly issued debt of certain financial institutions through June 30, 2009, is covered by an FDIC guarantee, subject to certain conditions including payment of specified premiums. In addition, the FDIC has issued a proposed rule to increase deposit insurance premiums charged to FDIC insured institutions that may adversely impact members with substantial levels of FHLB advances. These initiatives may have an adverse impact on our business, operations or financial condition, including the potential effects described below.

Some of these initiatives may adversely affect our competitive position in regards to accessing debt financing. In particular, to the extent that the U.S. government’s actions in regard to Freddie Mac and Fannie Mae results in the debt securities of those entities being more attractive to investors than FHLB System debt, our funding costs may be adversely affected. Furthermore, the FDIC Guarantee Program may increase competition we face for debt financing. These developments may adversely affect our ability to obtain funds or adversely affect the rates we must pay for funds. An increase in our funding costs is likely to increase our advance rates and may negatively impact member demand for advances.

Additionally, some of these initiatives may reduce our members’ demand for advances. Member access to funds provided under the Capital Purchase Program or funds obtained under the FDIC Guarantee Program may decrease member rollovers of maturing advances or member demand for new advances. Furthermore, the proposal by the FDIC to increase deposit insurance premiums, if adopted as proposed, would in certain circumstances have the effect of increasing the effective borrowing costs for members, including when they borrow from the Bank, which may reduce member demand for advances from the Bank. To the extent that these or other initiatives result in a significant decrease in our aggregate amount of advances, this could adversely affect our business, operations or financial condition.

We are subject to increased credit risk exposures related to subprime and non-traditional mortgage loans that back our MBS investments, and any increased delinquency rates and credit losses could adversely affect the yield on or value of these investments.

Prior to February 2007, we invested in private-issue MBS, some of which are backed by subprime and non-traditional mortgage loans. $4.1 billion of the private-issue MBS securities we held at September 30, 2008 were classified as subprime or non-traditional. Although we only invested in AAA rated tranches when purchasing these MBS, some of these securities have subsequently been downgraded. See Credit Risk – Investments on page 55 for a description of these securities. During 2007 and continuing in 2008, residential property values in many states have declined after extended periods during which those values appreciated, and delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the subprime and non-traditional sectors. Throughout 2008, MBS backed by subprime and non-traditional mortgage loans have experienced increased delinquencies and loss severities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

In addition, market prices for the private-issue subprime and non-traditional securities we hold have deteriorated since year end 2007 due to market uncertainty and illiquidity. The significant widening of credit spreads that has occurred since December 31, 2007 could further reduce the fair value of our MBS. As a result we could experience other-than-temporary impairment on these investment securities in the future which could result in significant losses. See Credit Risk – Investments on page 55 for more information on values of our subprime and non-traditional MBS. Furthermore, deterioration in the financial condition of mortgage insurers or other parties that provide credit support for the private-issue MBS may adversely affect the value of these securities.

As described in Non-Interest Income – Other-Than-Temporary Impairment on page 39, other than temporary impairment assessment is a subjective and complex assessment by management. Further, market illiquidity has increased the amount of management judgment required to value these MBS and certain of our other securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the value of our MBS and other investment securities in the future. As of September 30, 2008, we held $540 million of retained earnings. In the event that loan credit performances of these MBS were to suffer further significant deterioration or significant increases in loss severity the outstanding level of our retained earnings could be adversely affected.

If we decide in the future to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at the time and may be materially lower than the fair value reflected in our financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Federal Home Loan Bank of Chicago

Item 6.	Exhibits

10.1.1	Separation Agreement and General Release of Claims by and between the Federal Home Loan Bank of Chicago and Michael E. McFerrin, effective July 15, 2008

10.1.2	Federal Home Loan Bank of Chicago Senior Executive Long-Term Incentive Compensation Plan effective July 22, 2008

10.1.3	United States Department of the Treasury Lending Agreement, dated September 9, 2008[3]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

99	Amendment to Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2008-SUP-01) dated July 24, 2008

[3]	Filed with our 8-K Current Report on September 9, 2008

Federal Home Loan Bank of Chicago

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Chicago

/s/ Matthew R. Feldman
	By:	Matthew R. Feldman
	Title:	President and Chief Executive Officer
Date: November 12, 2008	(Principal Executive Officer)

/s/ Roger D. Lundstrom
	By:	Roger D. Lundstrom
	Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date: November 12, 2008	(Principal Financial Officer and Principal Accounting Officer)

S-1