Form 10-K
period 2008-12-31
Federal Home Loan Bank of Chicago
filed 2009-03-20
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate par value of capital stock held by non-affiliates of the registrant was approximately $2,547,743,297 as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008. The registrant’s capital stock is not publicly traded, so there is no market value.

There were 28,256,827 shares of registrant’s capital stock outstanding as of February 28, 2009.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART I

Item 1.	Business.

Where to Find More Information

The Federal Home Loan Bank of Chicago1 maintains a website located at www.fhlbc.com where we make available our financial statements and other information regarding the Bank free of charge. We are required to file with the Securities and Exchange Commission (“SEC”) an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website that contains these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. Information on these websites, or that can be accessed through these websites, does not constitute a part of this annual report.

A Glossary of Key Terms can be found on page 130 of this annual report on Form 10-K.

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

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (“Housing Act”) was enacted. The Housing Act, among other things, created a new federal agency, the Federal Housing Finance Agency (“FHFA”), which became the new regulator of the FHLBs, effective July 30, 2008. FHFA replaces the Federal Housing Finance Board (“Finance Board”) which will be abolished one year after

1	Unless otherwise specified, references to “we,” “us,” “our” and “the Bank” are to the Federal Home Loan Bank of Chicago.

enactment of the Housing Act. Prior to July 30, 2008, the Finance Board had responsibility for the supervision and regulation of the FHLBs.

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

We entered into a Consent Cease and Desist Order with the Finance Board on October 10, 2007 and an amendment thereto as of July 24, 2008 (collectively, the “C&D Order”). For information regarding recent regulatory actions, see Legislative and Regulatory Developments on page 18.

As of December 31, 2008, we had 313 full time and 8 part time employees.

Mission Statement

Our mission is to deliver value to our members, and promote and support their growth and success, by providing:

•	highly reliable liquidity;

•	secured advances, wholesale mortgage financing, and other products and services designed to meet members’ needs; and

•	direct financial support for members’ affordable housing and community investment programs.

Business Overview

We provide credit to members principally in the form of secured loans, called “advances.” We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (“PFIs”) through the Mortgage Partnership Finance® (“MPF”) Program2.

Our primary funding source is proceeds from the sale to the public of FHLB debt instruments (“consolidated obligations”) which are, under the FHLB Act, the joint and several liability of all the FHLBs. Consolidated obligations are not obligations of the United States government, and the United States government does not guarantee them. Additional

[2]

“Mortgage Partnership Finance,” “MPF,” “MPF Shared Funding,” “eMPF,” and “Downpayment Plus” are registered trademarks of the Federal Home Loan Bank of Chicago. “MPF Xtra” is a trademark of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise specified)

funds are provided by deposits, other borrowings, and the issuance of capital stock. We also provide members and non-members with correspondent services such as safekeeping, wire transfers, and cash management.

Membership Trends

The following tables show the outstanding advances, capital stock holdings, and the geographic locations of our members by type of institution and includes 16 members as of December 31, 2008 that have indicated their intention to withdraw from membership pending a six month notice period or merge with out-of-district institutions with capital stock redemption subject to approval by the FHFA as discussed below.

	December 31, 2008				December 31, 2007
	Number of Institutions			Percent of Total	Number of Institutions			Percent of Total
	Illinois	Wisconsin	Total		Illinois	Wisconsin	Total
Commercial banks	434	215	649	80%	440	224	664	79%
Thrifts	85	34	119	15%	91	35	126	15%
Credit unions	16	21	37	5%	17	22	39	5%
Insurance companies	9	2	11	0%	9	3	12	1%

Total	544	272	816	100%	557	284	841	100%

	December 31, 2008				December 31, 2007
	Advances		Capital Stock		Advances		Capital Stock
Commercial banks	$26,149		$1,912		$20,325		$1,687
Thrifts	7,277		563		7,406		695
Credit unions	1,144		134		633		119
Insurance companies	2,960		178		1,681		182

Total at par	$37,530		$2,787		$30,045		$2,683
Adjustments	610	[1]	(401	) [2]	176	[1]	(22	) [2]

Balance on the statement of condition	$38,140		$2,386		$30,221		$2,661

[1]	SFAS 133 hedging adjustments.
[2]	SFAS 150 adjustment for mandatorily redeemable capital stock reclassified as a liability on the statements of condition.

The following table shows the concentration of our members by asset size:

December 31,	2008	2007
Member Asset Size:
Less than $100 million	34%	37%
$100 million to $1 billion	59%	57%
Excess of $1 billion	7%	6%

Total	100%	100%

In 2008, our total number of member institutions declined by 25 financial institutions primarily as a result of members merging with other members within our district. For a description of significant member mergers, please see Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock (“MRCS”) to the financial statements.

During 2008 the Finance Board and the FHFA denied our requests to redeem capital stock in connection with 11 membership withdrawals or other membership terminations. As a result, four members who previously withdrew from membership rejoined the Bank during 2008. In addition, two members who submitted withdrawal notices during 2008 subsequently rescinded their withdrawal notices. We cannot predict when we will be permitted to resume capital stock repurchases or redemptions in connection with membership withdrawals or other membership terminations.

From January 1, 2009 through February 28, 2009, we received one notice of an out-of-district merger and no notices of withdrawal from membership. Also during this period, the membership of three members was terminated when those members were placed in receivership by the FDIC and then merged with government financial assistance into three other institutions. See Risk Factors on page 23.

For discussion of how recent regulatory actions affect redemption of our capital stock and may impact future

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

membership trends, see Consent Cease and Desist Order on page 17 and Risk Factors on page 23.

For 2008 and 2007 we had 707 and 722 members which have used advances, the MPF Program, or other credit products at any point during the year, representing 86% of our total membership for both periods.

Product Offerings

In the first quarter of 2008, we began reporting on an enterprise-wide basis rather than providing separate segment information for Traditional Member Finance and Mortgage Partnership Finance activities. Please see Note 1 – Background and Basis of Presentation to the financial statements for details.

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

•

provide funds to member community financial institutions (“CFI”) for secured loans to small businesses, small farms, and small agri-businesses. On July 30, 2008, the Housing Act redefined CFIs to include institutions that have average total assets over the preceding three-year period of $1 billion or less.

We are permitted to make advances to non-member eligible housing associates pursuant to the FHLB Act, if they are mortgagees approved under Title II of the National Housing Act who meet certain other requirements. At December 31, 2008 and 2007, we did not have any advances outstanding to non-member housing associates.

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

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Credit Risk – Advances on page 82.

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

•

Putable Advances:  We issue putable, fixed-rate advances in which we have the right to exercise a put option, in whole or in part, after a predefined lockout date, at par, upon five business days notice. In the event that we exercise the put option, the related advance is extinguished through one of the following options: (1) repayment by the member, (2) replacement with our funding, offered to the member subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest), (3) in the absence of any action by the member, replacement by an overnight or open-line advance depending on the advance product, subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest), or (4) other settlement if replacement funding is not available pursuant to the terms of our credit policy.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Investments

We maintain a portfolio of investments, for liquidity purposes, to manage capital stock redemptions, and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally Federal Funds sold and repurchase agreements entered into with highly rated institutions. Our longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, and mortgage-backed securities (“MBS”) that are issued by GSEs or that carry the highest ratings from Moody’s Investors Service (“Moody’s”), Standard and Poor’s Rating Service (“S&P”), or Fitch Ratings, Inc. (“Fitch”) at the time of purchase. For a discussion of how recent market conditions have affected the fair market value and ratings of these securities, see Note 7 – Investment Securities to the financial statements. Securities issued by GSEs are not guaranteed by the United States government. The long-term investment securities portfolio provides us with higher returns than those available from shorter term investments.

Under FHFA regulations, we are prohibited from trading securities for speculative purposes or engaging in market-making activities. Additionally, we are prohibited from investing in certain types of securities or loans, including:

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

The FHFA’s Financial Management Policy also prohibits us from purchasing:

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

The FHFA’s Financial Management Policy (“FMP”) further limits our investment in MBS and related investments by requiring that the total carrying value of our MBS and related investments not exceed 300% of our previous month-end “regulatory capital” on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. We are permitted to include a Designated Amount of the outstanding principal balance of our subordinated notes in the calculation of our MBS and investments’ limitation as more fully described in Note 15 – Subordinated Notes to the financial statements. However, we are subject to an overall cap on MBS and related investments purchased pursuant to the 300% of regulatory capital limitation under the FMP so that these investments may not exceed $13.563 billion. Our MBS and related investments were under this cap at December 31, 2008.

The Finance Board adopted a resolution temporarily allowing FHLBs to increase their investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae or Freddie Mac (“Agency MBS”) by an additional 300% of regulatory capital upon notice and non-objection by the regulator. The mortgage loans underlying any securities purchased under this expanded authority, which expires in March 2010, must be originated after January 1, 2008 and conform to standards imposed by the federal banking regulatory agencies’ guidance on non-traditional and subprime mortgage lending.

In July 2008, we requested and subsequently received authorization pursuant to the resolution from the Office of Supervision of the Finance Board to increase our investments in certain types of Agency MBS by an additional 300% of regulatory capital pursuant to the resolution. With this expanded authority, we increased our outstanding Agency MBS, at carrying value, to $13.0 billion

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

as of December 31, 2008 from $5.0 billion as of December 31, 2007. Our total MBS (including Agency MBS) and related investments were $17.2 billion as of December 31, 2008, which were within the limits originally established by the FMP and temporarily modified by the Finance Board resolution as discussed above.

We recently obtained a temporary waiver, subject to limitations, from the FHFA of our regulatory investment limitations in order to purchase asset backed securities that we believe have limited credit risk. This waiver will permit us to mitigate a portion of the prepayment risk on our mortgage assets through replacement assets. In addition, we have actively started to replace the roll-off of mortgage assets with new investments, but there is no assurance that the yields on these investments at the time of purchase will fully offset the reduction in yields from the roll-off of our mortgage assets.

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

Outlined below is a more detailed description of our mission-related programs that we administer and fund:

•

Affordable Housing Program (“AHP”) – We offer AHP subsidies in the form of direct grants to members in partnership with community sponsors to stimulate affordable rental and homeownership opportunities for households with incomes at or below 80% of the area’s median income, adjusted for family size. AHP subsidies can be used to fund housing acquisition, rehabilitation, and new construction or to cover down payment and closing costs. This program is funded each year with approximately 10% of our income before assessments. See Note 16 – Assessments to the financial statements for details on the accounting for assessments in the event of a loss.

We awarded AHP competitive subsidies totaling $8 million and $20 million for the years ended December 31, 2008 and 2007 for projects designed to provide housing to 2,021 and 4,498 households. In 2008, these subsidies were awarded in the third quarter, and are planned to be awarded in the third quarter again in 2009. Amounts accrued, but not awarded, are recorded as a liability on our statements of condition. We anticipate that approximately $12 million will be made available to members and sponsors during 2009 to support our AHP activities.

The Downpayment Plus® Program (part of the AHP), in partnership with our members, assists primarily first-time home buyers with down payment and closing cost requirements. During the years ended December 31, 2008 and 2007, $4 million and $7 million were awarded through Downpayment Plus to assist 1,069 and 1,471 very low-, low-, and moderate-income homebuyers. These amounts were in addition to the AHP competitive subsidies noted above.

As allowed by the Housing Act and a subsequent interim final rule by FHFA, we plan to expand our Downpayment Plus Program in 2009 to provide grants to refinance home loans for low- and moderate-income families under federal, state and local targeted refinancing programs for troubled borrowers, such as, but not limited to, the Federal Housing Administration’s HOPE for Homeowners Program and the Fannie Mae/Freddie Mac Streamlined Modification Program.

•

Community Investment Program (“CIP”)/Community Economic Development Advance (“CEDA”) Program—We offer two programs where members may apply for advances to support affordable housing development or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, new roads and bridges, agriculture and farm activities, public facilities and infrastructure, and small businesses. For the years ended December 31, 2008 and 2007, we had $1.6 billion and $1.7 billion, respectively, in advances outstanding under the CIP and CEDA programs.

Derivative Activities with Members

We provide smaller members access to the derivatives market by entering into interest rate derivatives directly with them. We enter into offsetting interest rate derivatives with non-member counterparties in cases where we are not

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

using the interest rate derivatives for our own hedging purposes. See Note 22 – Derivatives and Hedging Activities to the financial statements for a discussion of our use of interest rate derivatives as part of our interest rate risk management and hedging strategies.

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, or other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see Liquidity on page 57.

Standby Letters of Credit

We provide members with standby letters of credit to support their obligations to third parties. Members may use standby letters of credit to facilitate residential housing finance and community lending or for liquidity and asset-liability management purposes. In addition, as allowed by the Housing Act on a temporary basis, we now issue standby letters of credit to support tax-exempt non-housing municipal bond issuances. Our underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. For a description of our standby letters of credit see Off-Balance Sheet Arrangements on page 67.

Competition

We compete with other suppliers of both secured and unsecured wholesale funding. Demand for our advances is primarily affected by the cost of other available sources of liquidity for our members, including our members’ customer deposits. Other suppliers of wholesale funding include investment banks, commercial banks, and other FHLBs when our members’ affiliated institutions are members of other FHLBs. Under the FHLB Act and FHFA regulations, affiliated institutions in different FHLB districts may be members of different FHLBs.

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

The availability of alternative funding sources influences the demand for our advances and can vary as a result of a number of factors, such as market conditions, products, members’ creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members (which include the rates we charge as well as any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members’ specific requests on a timely basis.

Recent disruptions in the financial markets have significantly impacted the financial services industry, our members and us. As a consequence, we have experienced at least temporary changes in our competitive environment due in part to recent actions taken by the U.S. government. Member rollovers of maturing advances and member demand for new advances may be lower to the extent that members increase their capital position through the Treasury Department’s Capital Purchase Program or members are able to obtain lower cost funding through the FDIC’s Temporary Liquidity Guarantee Program. In addition, the large increase in the amount of funding available to the banking industry from the Federal Reserve’s term auction facility and the creation of a federal commercial paper funding facility may also tend to reduce member demand for advances due to alternative means of raising funds pursuant to these or other new programs that may be developed to stabilize the financial markets. For further discussion of these recent actions by the U.S. government and their potential impacts on us, see Legislative and Regulatory Developments on page 18 and Risk Factors on page 23.

Mortgage Partnership Finance® Program

Introduction

We developed the MPF® Program to allow us to invest in mortgages to help fulfill our housing mission, diversify our assets beyond our traditional advances products, and provide an additional source of liquidity to our members. The MPF Program is a secondary mortgage market structure under which we purchased and funded eligible mortgage loans from or through PFIs, and in some cases, we purchased participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”). MPF Loans are conforming conventional and Government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in such mortgage loans.

Effective August 1, 2008, we no longer enter into master commitments to purchase MPF Loans for investment except

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

for immaterial amounts of MPF Loans that primarily support affordable housing and are guaranteed by the Rural Housing Service of the Department of Agriculture (“RHS”) or insured by the Department of Housing and Urban Development (“HUD”). MPF Loans purchased from Chicago PFIs starting August 1, 2008 are primarily held as investments by other FHLBs participating in the MPF Program, and after November 1, 2008 concurrently sold to Fannie Mae.

MPF Program Design

We have entered into agreements with other participating FHLBs under which we and they (“MPF Banks”) acquire MPF Loans from their member PFIs and we provide programmatic and operational support in our role as “MPF Provider.” The MPF Program portfolio products were designed to allocate the risks of MPF Loans among the MPF Banks and PFIs and to take advantage of their respective strengths in managing these risks. By allowing PFIs to originate MPF Loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF Loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. For MPF Loans held in portfolio, the MPF Banks are responsible for managing the interest rate risk, prepayment risk, and liquidity risk associated with such investment.

On September 23, 2008, we announced the MPF Xtra product which provides our members with a new alternative for selling MPF Loans. MPF Loans sold to us under the MPF Xtra product are concurrently sold to Fannie Mae, as a third party investor. Because these MPF Loans are not held on our balance sheet they are not required to satisfy the FHFA regulations that define the acquisition of Acquired Member Assets (“AMA”) as a core mission activity of the FHLBs.

In order for conventional MPF Loans to meet the AMA requirements, we developed different conventional MPF Loan products for sharing the credit risk associated with MPF Loans with PFIs. MPF Government Loans also qualify as AMA and are insured or guaranteed by one of the following government agencies: the Federal Housing Administration (“FHA”); the Department of Veterans Affairs (“VA”); RHS; or HUD.

Prior to August 1, 2008, we entered into master commitments to acquire MPF Loans under five MPF Loan products. Four of these products (Original MPF, MPF 125, MPF Plus, and MPF Government) are closed loan products involving the purchase of loans that have been acquired or have already been closed by the PFI with its own funds, and we continue to acquire immaterial amounts of MPF Loans under the MPF Government product. However, when we were acquiring MPF Loans for our portfolio under the MPF 100 product, we table funded MPF Loans, that is, we provided the funds for the PFI as our agent to make the MPF Loan to the borrower. The PFI performs all the traditional retail loan origination functions under this and all other MPF products. With respect to the MPF 100 product, we are considered the originator of the MPF Loan for accounting purposes since the PFI is acting as our agent when originating the MPF Loan.

Under the MPF Xtra product, PFIs sell MPF Loans to us through the MPF Program infrastructure and we concurrently resell these assets to Fannie Mae as a third party investor. Because PFIs are not required to provide a credit enhancement (“CE Amount”) under the MPF Xtra product, they are not paid credit enhancement fees (“CE Fees”). MPF Loans sold under the MPF Xtra product are required to meet the eligibility requirements for the MPF Program. In addition, PFIs generally retain the right and responsibility for servicing these MPF Loans just as they do for the other MPF products. See Mortgage Standards on page 11 and MPF Servicing on page 14.

We have entered into a Mortgage Selling and Servicing Contract with Fannie Mae pursuant to which we concurrently sell MPF Loans acquired from PFIs (limited to our PFIs in 2008, although we expect to acquire MPF Loans from PFIs of other MPF Banks starting in the first quarter of 2009). In connection with each sale, we will make certain customary warranties to Fannie Mae regarding the eligibility of the mortgage loans. If an eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase the MPF Loan. Such a breach would normally also be a breach of the originating PFI’s representations and warranties under the PFI Agreement or the MPF Origination Guide and MPF Servicing Guide (together, the “MPF Guides”), and we could require the PFI to repurchase that MPF Loan from us. If the PFI is a member of another MPF Bank, that MPF Bank is obligated to enforce its PFI Agreement for our benefit and to indemnify us for any loss we pay to Fannie Mae that the PFI is obligated to pay and fails to pay due to insolvency.

Under the Mortgage Selling and Servicing Contract with Fannie Mae, we have agreed to be responsible for the servicing of the MPF Loans by the PFIs in accordance with their PFI Agreements, which for the MPF Xtra product essentially incorporate Fannie Mae’s Servicing Guide. If a PFI were to breach its servicing obligations with respect to MPF Xtra loans we have the right to terminate its servicing rights and move the servicing to another qualified PFI and require the breaching PFI to indemnify us for any loss arising from such breach. If the PFI is a member of another

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

MPF Bank, that MPF Bank is obligated to enforce its PFI Agreement for our benefit and to indemnify us for any loss we pay to Fannie Mae that the PFI is obligated to pay and fails to pay due to insolvency.

Though we will receive a fee to compensate us for our contractual obligations to Fannie Mae, the primary reason for this MPF product is to provide our members with important liquidity for their mortgage loan portfolios and to fulfill our housing finance mission. The MPF Xtra product leverages existing MPF Program systems requiring minimal additional support, and therefore the transaction services fee for these MPF Loans is expected to cover the cost of providing this service to our PFIs.

Participation of other FHLBs

The current MPF Banks are the FHLBs of: Boston, Chicago, Des Moines, New York, Pittsburgh, and Topeka. The FHLB of San Francisco ceased offering new master commitments to its PFIs in October 2006 and its agreement with us was terminated effective January 4, 2008, although the agreement continues to apply to its existing portfolio of MPF Loans. Our agreement with the FHLB of Atlanta was terminated effective February 4, 2008, although the agreement continues to apply to its MPF Loans acquired under master commitments executed prior to February 4, 2008. Because our revenues from MPF transaction processing services paid by the FHLB of Atlanta will take several years to materially decrease and those paid by the FHLB of San Francisco are not significant, these terminations will not have a material effect on our MPF business or operations. Our agreement with the FHLB of Dallas is no longer active as we discontinued acquiring MPF Loans from FHLB of Dallas PFIs as of August 1, 2008.

MPF Banks generally acquire whole loans from their respective PFIs but may also acquire whole loans from a PFI of another MPF Bank with that MPF Bank’s permission, which is the case for our acquisition of MPF Loans under the MPF Xtra product, or they may acquire participations from another MPF Bank.

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

We publish and maintain the MPF Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF Loans. We maintain the infrastructure through which MPF Banks may fund or purchase MPF Loans through their PFIs or through which we acquire MPF Loans under the MPF Xtra product. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® website. In exchange for making these services available to PFIs of other MPF Banks and to all PFIs that sell MPF Loans under the MPF Xtra product, we receive a fee from the other MPF Banks for loans they acquire and a fee in connection with our purchase and sale of MPF Loans under the MPF Xtra product. We maintain the MPF Program infrastructure in connection with our existing MPF Loan portfolio and therefore we are able to leverage that infrastructure in continuing to make the MPF Program available to other MPF Banks’ PFIs and the MPF Xtra product to our own PFIs notwithstanding that we have essentially discontinued acquiring MPF Loans for our portfolio.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PFI Responsibilities

For conventional MPF Loan products excluding the MPF Xtra product, PFIs assume or retain a portion of the credit risk on the MPF Loans we funded or purchased by providing credit enhancement through the CE Amount which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (“SMI”). The PFI’s CE Amount covers losses for MPF Loans under a master commitment in excess of the MPF Bank’s first loss account (“FLA”). The FLA is a memo account used to track the MPF Bank’s exposure to losses until the CE Amount is available to cover losses. PFIs are paid a CE Fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance based. See MPF Loans Credit Enhancement Structure for a detailed discussion of the credit enhancement and risk sharing arrangements for the portfolio conventional MPF products on page 84.

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

In connection with each sale to, or funding by, an MPF Bank, the PFI makes customary representations and warranties in the PFI Agreement and under the MPF Guides. These representations and warranties include eligibility and conformance of the MPF Loans with the requirements in the MPF Guides, compliance with predatory lending laws, and the integrity of the data transmitted to the MPF Provider. Under the MPF Xtra product, we make warranties to Fannie Mae in connection with our concurrent sale of MPF Loans to Fannie Mae that essentially match the representations and warranties made to us by the PFIs.

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

•

Mortgage characteristics.  MPF Loans must be qualifying 5-year to 30-year conforming conventional or Government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single unit second homes. MPF Loans must meet conforming loan size requirements, which are established annually, as required by FHFA regulations. Condominium, planned unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower).

•

Loan-to-Value Ratio and Primary Mortgage Insurance.  The maximum loan-to-value ratio (“LTV”) for conventional MPF Loans must not exceed 95%, though an MPF Bank’s AHP mortgage loans may have LTVs up to 100% (but may not exceed 105% total LTV, which compares the property value to the total amount of all mortgage loans outstanding against a property). Government MPF Loans may not exceed the LTV limits set by the applicable government agency. Conventional MPF Loans with LTVs greater than 80% require certain amounts of primary mortgage insurance (“PMI”) from a mortgage guaranty insurance (“MI”) company acceptable for use in S&P’s LEVELS® modeling software, which calculates the PFI’s required CE Amount for MPF Loans.

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

•

PFIs may then request one or more mandatory funding or purchase delivery commitments to sell or originate eligible mortgage loans. Under the MPF Xtra product, we enter into matching mandatory delivery commitments with Fannie Mae so that we can concurrently sell MPF Loans when delivered by PFIs. The difference between the price we pay the PFI and the price that Fannie Mae pays us is a nominal upfront fee which we expect to cover our cost of acting as master servicer for this product. This fee is recognized over the life of the MPF Loans. The PFI retains the servicing fees for MPF Loans in exchange for servicing them.

•

Each MPF Loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the delivery commitment or it will be rejected by us as MPF Provider.

•	Each MPF Loan under a delivery commitment is linked to a master commitment so that the cumulative CE Amount, if applicable, can be determined for each master commitment.

•	The sum of MPF Loans delivered by the PFI under a specific delivery commitment cannot exceed the amount specified in the delivery commitment without the assessment of a price adjustment fee.

•

Delivery commitments that are not fully funded by their expiration dates are subject to pair-off or extension fees. Pair-off fees are charged to a PFI for failing to deliver the amount of loans specified in a delivery commitment, and extension fees are charged to a PFI for extending the time deadline to deliver loans on a delivery commitment. Such fees are designed to protect the MPF Bank against changes in market prices, or in the case of the MPF Xtra product, against matching pair-off or extension fees charged by Fannie Mae.

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

•

When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, including servicing breaches, applicable law, or terms of mortgage documents, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans which are impacted by such failure if it cannot be cured. See MPF Loan Repurchases on page 56.

MPF Products

A variety of MPF Loan products have been developed to meet the differing needs of PFIs. There are six MPF products, but as of August 1, 2008, we no longer enter into new master commitments for the Original MPF, MPF 100, MPF 125, and MPF Plus products, and only offer the MPF Xtra and MPF Government products. We only acquire immaterial amounts of Government MPF Loans guaranteed by RHS or HUD. The products have different risk sharing characteristics depending upon the amount of the FLA, the CE Amount, and whether the CE Fees are fixed, performance based, or both.

Our Native American Mortgage Purchase Program, under which we purchased HUD guaranteed mortgage loans to Native Americans made by our Wisconsin members, was incorporated into the MPF Government product in 2007.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The table below provides a comparison of the MPF products.

MPF Product Comparison Table

Product Name	MPF Bank FLA	PFI Credit Enhancement Size Description	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [1]	Servicing Fee retained by PFI
Original MPF	3 to 6 basis points/added each year based on the unpaid balance	Equivalent to “AA”	7 to 11 basis points/year –paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year –paid monthly; performance based after 2 or 3 years	Yes – After first 2 to 3 years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to “AA”	7 to 10 basis points/year – paid monthly; performance based	Yes	25 basis points/year

MPF Plus	An agreed upon amount not less than expected losses	0-20 bps after FLA and SMI to “AA”	13-14 basis points/year in total, with a varying split between performance based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year

MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year [2]

MPF Xtra[3]	N/A	N/A	N/A	N/A	25 basis points/year
[1]	Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.
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

[3]	MPF Loans acquired under the MPF Xtra product are concurrently sold to Fannie Mae and are not retained in our portfolio.

See MPF Loans Credit Enhancement Structure on page 84 for a detailed discussion of the credit enhancement and risk sharing arrangements of the various MPF products.

MPF Loan Participations

During the fourth quarter of 2007, we completed the purchase of participations from other FHLBs and are no longer purchasing participation interests. In order to accommodate our PFIs from the time we stopped entering into new master commitments on August 1, 2008, until we were able to enter into MPF Xtra master commitments with our PFIs, the FHLBs of Des Moines, Pittsburgh and Topeka acquired 100% participations from us of MPF Loans delivered by our PFIs during that interim period which totaled $565 million through December 31, 2008. At December 31, 2008 and 2007, 53% and 55% of the total par value of MPF Loans we own represents participations acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

participation percentages in MPF Loans may vary by each master commitment, by agreement of the MPF Bank selling the participation interests (the “Owner Bank”), us, in our role as MPF Provider, and other MPF Banks purchasing a participation interest.

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

•

each receives its respective pro rata share of principal and interest payments and is responsible for CE Fees based upon its participation percentage for each MPF Loan under the related delivery commitment. For the Original MPF product, each is responsible for monthly allocations to the FLA based upon the unpaid principal balance of, and its participation percentage for each MPF Loan;

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

MPF Servicing

The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF Loans it delivers. Notwithstanding that the PFI remains the servicer of MPF Loans sold under the MPF Xtra product; we are considered the servicer under our contract with Fannie Mae. However, under that contract Fannie Mae has agreed that the PFIs may continue to service the MPF Loans while we act as master servicer.

As the servicer of MPF Loans, the PFI is responsible for collecting the borrower’s monthly payments and otherwise dealing with the borrower with respect to the MPF Loan and the mortgaged property. In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay provided the collateral securing the MPF Loan is sufficient to reimburse the PFI for advanced amounts.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Based on monthly reports the PFI is required to provide the master servicer, appropriate amounts are withdrawn from the PFI’s deposit account with the applicable MPF Bank.

If an MPF Loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF Guides permit certain types of forbearance plans. Upon any MPF Loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI’s default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides, though for MPF Xtra MPF Loans, the PFI must also comply with Fannie Mae’s delinquency servicing requirements.

Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary MI requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides, and in the case of MPF Xtra MPF Loans, in accordance with Fannie Mae’s servicing requirements.

If there is a loss on a conventional MPF Loan held in our portfolio, the loss is allocated to the master commitment and shared in accordance with the risk sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate owned property to the MPF Bank, or in the case of a participation, the gain is paid to the MPF Banks based upon their respective interest in the MPF Loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the PFI.

The MPF Provider monitors the PFI’s compliance with MPF Program requirements throughout the servicing process, and brings any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI. In addition, PFIs are obligated to continue to service MPF Xtra MPF Loans for Fannie Mae in the event our agreement with Fannie Mae is terminated unless Fannie Mae decides to terminate such servicing. If Fannie Mae elects to terminate a PFI’s servicing rights without cause, Fannie Mae is obligated under its agreement with us to pay the PFI the same termination fee that we would be obligated to pay under the PFI Agreement.

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

No residual interest is created or retained on our balance sheet. We are a non-transferor investor in the MPF Shared Funding program. Specifically, we hold two MPF Shared Funding securities that were issued by special purpose entities (“SPE”) that were sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase. We do not act as servicer for the mortgage loans held by the SPE.

Aside from potential liquidity benefits, there is not a material difference in our risk profile or earnings between holding MPF Shared Funding securities and holding the mortgage loans backing the securities. We have not completed any MPF Shared Funding transactions since June, 2003.

Competition

Since August 1, 2008, except for immaterial amounts of MPF Government Loans, we no longer enter into master commitments to acquire MPF Loans for investment, and therefore we no longer compete for the purchase of mortgage loans from members with other secondary market participants. However, to the extent that the transaction services fee paid by other MPF Banks and the fee retained on the sale of MPF Loans under the MPF Xtra product is impacted by the volume of MPF Loans funded under the MPF Program, we are still subject to competition with secondary market participants, such as Fannie Mae, Freddie Mac, large mortgage aggregators and private

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

investors. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. We primarily compete on the basis of transaction structure, price, products, and services offered.

We face risk that the pool of eligible mortgage loans available for purchase under the MPF Program will be reduced, resulting in reduced fee income. Because of the somewhat extensive infrastructure and processes required by our members to participate in the MPF Program, the application approval process can be relatively long. For example, we require an applicant to demonstrate the ability and the staff to originate and service mortgage loans to industry accepted standards. These infrastructure and process requirements can be disincentives to prospective participating members, as many of our smaller members lack the resources to sell loans to more than one secondary market participant.

Funding Services

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations in the capital markets. Additional funds are provided by deposits, other borrowings, subordinated debt and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from sale. Consolidated obligations are sold to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the United States government. See Funding on page 54 for further discussion.

Subordinated Debt

No FHLB is permitted to issue individual debt unless it has received approval from the Finance Board. As approved by the Finance Board, we issued $1 billion of 10-year subordinated notes in 2006. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank. For further discussion of our subordinated notes, see Note 15—Subordinated Notes to the financial statements.

Competition

We compete with the United States government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the national and global debt markets.

Investor demand for our debt depends in part on prevailing conditions in the financial markets. The severe financial and economic disruptions, and the U.S. government’s actions to mitigate their effects, have increased our competition for funding. Due in part to negative announcements by Fannie Mae and Freddie Mac, investor demand for longer-term GSE debt decreased beginning in the second quarter of 2008, while demand increased for shorter-term high-quality, short-term instruments, including FHLB System discount notes. To the extent that investors perceive Fannie Mae and Freddie Mac debt as having a special status subsequent to these entities being placed in conservatorship in September 2008, their debt securities may become more attractive to investors than FHLB System debt.

In addition, we now compete for debt financing with certain institutions that are temporarily able to issue debt guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program. For further discussion of market conditions and recent actions by the U.S. government and their potential impact on us, see Legislative and Regulatory Developments on page 18, Risk Factors on page 23 and Funding on page 59.

Although the available supply of funds from the FHLBs’ debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Oversight, Audits, and Legislative and Regulatory Developments

Regulatory Oversight

Upon the enactment of the Housing Act on July 30, 2008, the FHFA became the new regulator of the FHLBs. The FHFA replaces the Finance Board which will be abolished one year after enactment of the Housing Act. We remain subject to existing regulations, orders, determinations, and resolutions until new ones are issued or made. Prior to July 30, 2008, the Finance Board had responsibility for the supervision and regulation of the FHLBs.

Both the Finance Board and the FHFA’s operating and capital expenditures are funded by assessments on the FHLBs; no tax dollars or other appropriations support the operations of our current or former regulator. To assess our safety and soundness, the FHFA conducts annual, on-site examinations as well as periodic on-site reviews. Additionally, we are required to submit monthly financial information on our condition and results of operations to the FHFA.

The Government Corporations Control Act, to which we are subject, provides that before a government corporation

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

issues and offers obligations to the public, the Secretary of the Treasury (“Secretary”) shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the way and time issued, and the selling price. The FHLB Act also authorizes the Secretary discretion to purchase consolidated obligations up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. In addition, as a supplement to the existing $4 billion limit, the Housing Act authorizes the U.S. Secretary of the Treasury to purchase obligations issued by the FHLBs, in any amount deemed appropriate by the U.S. Secretary of the Treasury under certain conditions. This temporary authorization expires on December 31, 2009. See Government Sponsored Enterprise Credit Facility on page 58.

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

Regulatory Developments

Written Agreement

On June 30, 2004, we entered into a Written Agreement with the Finance Board to address issues identified in their 2004 examination of the Bank. Under the Written Agreement, we agreed to implement changes to enhance our risk management, capital management, governance, and internal control practices; and to submit a business and capital plan to the Finance Board. The Written Agreement was subsequently amended three times in order to adjust the Bank’s minimum regulatory capital requirements. We operated under the Written Agreement until the Finance Board terminated the agreement on October 10, 2007 as part of a consensual cease and desist order with the Bank, the terms of which are discussed below.

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

Consent Cease and Desist Order

At the request of the Finance Board, on October 10, 2007, we entered into a Consent Cease and Desist Order with the Finance Board, which concurrently terminated the Written Agreement. On July 24, 2008, the Finance Board amended the Consent Cease and Desist Order (the Consent Cease and Desist Order, as amended, is hereinafter referred to as the “C&D Order”) to allow us to redeem a member’s capital stock which becomes excess capital stock above a member’s capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008) in connection with the repayment of advances subject to certain conditions.

The C&D Order states that the Finance Board has determined that requiring us to take the actions specified in the C&D Order will “improve the condition and practices at the Bank, stabilize its capital, and provide the Bank an opportunity to address the principal supervisory concerns identified by the Finance Board.” The C&D Order places several requirements on us, including those described below.

•

We must maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%, and a minimum total amount of the sum of regulatory capital stock plus a Designated Amount of subordinated notes of $3.600 billion.

•

Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, except for certain redemptions of excess capital stock above a member’s capital stock floor, require prior approval of the Director of the Office of Supervision of the Finance Board, or the FHFA, as our new regulator (“OS Director”). The C&D Order provides that the OS Director may approve a written request by us for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations.

•	Dividend declarations are subject to the prior written approval of the OS Director.

•

Effective with the July 24, 2008 amendment to the C&D Order, we are permitted to repurchase or redeem excess capital stock above a member’s capital stock floor under the following conditions: (1) subsequent to the redemption or repurchase of stock, we remain in compliance with any applicable minimum capital requirements and (2) the redemption or repurchase

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

does not otherwise cause the Bank to violate a provision of the FHLB Act. The OS Director may, however, direct us not to redeem or repurchase stock if, in its sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the Bank and its continued safe and sound operation.

•

Within 120 days of the effective date of the C&D Order, we were also required to submit a capital plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act (“GLB Act”) and Finance Board regulations, along with strategies for implementing the plan. As required by the C&D Order, we submitted a capital plan and implementation strategies in February 2008 to provide for the conversion of our capital stock under the GLB Act. Neither the Finance Board nor the FHFA have taken action to approve the plan. In an environment of significant market and earnings uncertainty, we remain committed to implementing a capital conversion plan, but cannot predict when that conversion will occur.

•

We were also required to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and within 90 days of the effective date of the C&D Order submit revised policies and procedures to the OS Director for non-objection prior to implementation. We have reviewed our market risk hedging policies, procedures and practices, and submitted revised policies and procedures to the OS Director. During 2008, we have received temporary approvals or non-objection notices regarding implementation of certain changes to our market risk management and hedging practices as further described in Market Risk Management on page 94.

Our Written Agreement with the Finance Board was terminated under the terms of the C&D Order and the minimum capital and leverage requirements for the Bank, previously included in the Written Agreement, are now in the C&D Order modified as described above. We remain in compliance with the terms of the C&D Order, including the minimum capital and leverage requirements.

Legislative and Regulatory Developments

Changes to Regulation of GSEs

The Housing and Economic Recovery Act of 2008 (the “Housing Act”) was enacted into law on July 30, 2008 and became effective immediately. As discussed above, the Housing Act established the FHFA as the new federal regulator of the FHLBs, Fannie Mae and Freddie Mac, and addressed other GSE reform issues.

We continue to review the impact and effect of the Housing Act on our business and operations. Highlights of significant provisions of the Housing Act that directly affect us include the following:

•

Authorizes, in certain instances, the U.S. Treasury to purchase obligations or securities issued by individual FHLBs in any amount deemed appropriate by the U.S. Treasury, subject to mutual agreement with the FHLB. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion. Using this authority, in September 2008, the U.S. Treasury established a lending facility designed to provide secured funding on an as needed basis to the housing GSEs, including the FHLBs, as further discussed in Liquidity on page 57.

•

Provides the director of the FHFA with responsibility for setting risk-based and other capital standards for the FHLBs. Under this authority, on January 30, 2009 the FHFA issued an interim final rule on capital classifications and critical capital levels for the FHLBs as further discussed below in Interim Capital Rule on page 19.

•	Provides the FHFA with broad conservatorship and receivership authority over the FHLBs.

•

Requires that two-fifths (2/5) of our Board of Directors be non-member “independent” directors, nominated by our Board of Directors in consultation with our advisory council. At least two of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory “grandfathering” rules requiring at least four elected “member” directors each from Illinois and Wisconsin remain in effect, unless we merge with another FHLB. See Board of Director Composition & Elections below on page 21 of this Form 10-K for a discussion of the FHFA’s order and interim final regulation to implement this provision. On December 23, 2008, we announced the election of seven independent directors with terms beginning on January 1, 2009 as further discussed in Submission of Matters to a Vote of Security Holders on page 36.

•

Removes the maximum statutory annual limit on our Board of Directors’ compensation. Director fees will be established by our Board based on market survey data commensurate with the directorship position and responsibilities, subject to FHFA approval. For more information on our revised policy, see Director Compensation on page 122.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•

Allows the FHFA to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If we are under capitalized, the FHFA may also restrict executive compensation. Until December 31, 2009, the FHFA has additional authority to approve, disapprove or modify executive compensation.

•	Requires the FHFA to issue regulations to facilitate the sharing of information among the FHLBs to, among other things, assess their joint and several liability obligations.

•	Provides the FHLBs with express statutory exemptions from complying with certain provisions of the federal securities laws.

•	Allows FHLBs to voluntarily merge with the approval of the FHFA, their respective board of directors and their respective members.

•	Allows the FHFA to liquidate or reorganize an FHLB upon notice and hearing.

•	Allows FHLB districts to be reduced to less than eight districts as a result of a voluntary merger or as a result of the FHFA’s action to liquidate an FHLB.

•	Provides FHLB membership eligibility for “Community Development Financial Institutions.”

•	Redefines “Community Financial Institutions” as those institutions that have assets not exceeding $1.0 billion and adds “community development activities” as eligible collateral.

•	Provides that we shall establish or designate an office for diversity in management, employment and business activities.

•	Provides that the FHLBs are subject to prompt corrective action enforcement provisions similar to those currently applicable to FDIC-insured depository institutions.

•	Authorizes us on behalf of one or more members to issue letters of credit to support tax-exempt non-housing municipal bond issuances on a temporary basis.

•

Authorizes an FHLB under its Affordable Housing Program to provide grants to refinance home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of the Housing Act. For more information, see Other Mission-Related Community Investment Cash Advance Programs – Affordable Housing Program on page 7.

Interim Capital Rule

Effective January 30, 2009, the FHFA adopted an interim final rule (“Interim Capital Rule”) that defines critical capital for the FHLBs, establishes criteria for the capital classifications identified in the Housing Act and sets forth prohibited and mandated actions based on an FHLB’s capital classification. The Interim Capital Rule has a comment deadline of April 30, 2009 following which the FHFA is expected to issue a final rule.

The Interim Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBs that are classified in any classification other than adequately capitalized. The Interim Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLB. Each FHLB is required to notify the FHFA Director within ten calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification.

The following describes each capital classification and its related corrective action requirements, if any.

•

Adequately capitalized.  An FHLB is adequately capitalized if it has sufficient permanent and total capital to meet or exceed its risk-based and minimum capital requirements. The FHLBs that are adequately capitalized have no corrective action requirements.

•

Undercapitalized.  An FHLB is undercapitalized if it does not have sufficient permanent or total capital to meet one or more of its risk-based and minimum capital requirements, but the deficiency is not large enough to classify the FHLB as significantly undercapitalized or critically undercapitalized. An FHLB classified as undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the FHFA Director for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and not permit growth of its average total assets in any calendar quarter beyond the average total assets of the preceding quarter unless otherwise approved by the FHFA Director.

•

Significantly undercapitalized.  An FHLB is significantly undercapitalized if either (1) the amount of permanent or total capital held by the FHLB is less than 75% of any one of its risk-based or minimum capital

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

requirements, but the deficiency is not large enough to classify the FHLB as critically undercapitalized or (2) an undercapitalized FHLB fails to submit or adhere to a FHFA Director-approved capital restoration plan in conformance with regulatory requirements. An FHLB classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the FHFA Director for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the FHFA Director.

•

Critically undercapitalized.  An FHLB is critically undercapitalized if either (1) the amount of total capital held by the FHLB is less than 2% of the FHLB’s total assets or (2) a significantly undercapitalized FHLB fails to submit or adhere to a FHFA Director-approved capital restoration plan in conformance with regulatory requirements. The FHFA may place an FHLB in conservatorship or receivership. An FHLB will be placed in mandatory receivership if (1) the assets of a FHLB are less than its obligations during a 60 day period or (2) the FHLB is not, and during a 60 day period has not been, paying its debts on a regular basis. Until such time the FHFA is appointed as conservator or receiver for a critically undercapitalized FHLB, the FHLB is subject to all mandatory restrictions and obligations applicable to a significantly undercapitalized FHLB.

The Interim Final Rule clarifies that for purposes of the capital classifications above; our minimum capital requirements do not include risk-based capital requirements since we have not converted to a GLB Act capital structure. Rather, the minimum capital requirements used to determine our capital classification are those requirements that are currently applicable to us under the C&D Order and applicable FHFA regulations as further discussed in Minimum Regulatory Capital Requirements on page 65.

Each required capital restoration plan must be submitted within 10 calendar days following notice from the FHFA, unless an extension is granted and is subject to FHFA review and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements. Such plan must be feasible given general market conditions and the conditions of the FHLB and must:

•	describe the actions the FHLB will take, including any changes that it will make to member stock purchase requirements, to assure it will become adequately capitalized;

•	specify the level of permanent and total capital the FHLB will achieve and maintain;

•	specify the types and levels of activities in which the FHLB will engage during the term of the plan, including any new business activities that it intends to begin;

•	describe any other actions the FHLB will take to comply with the Interim Capital Rule;

•	provide a schedule setting forth dates for meeting specific goals and benchmarks and taking other actions described in the proposed capital restoration plan; and

•	address any other items the FHFA requires of such capital plan.

The FHFA has discretion to add to or modify the corrective action requirements for each capital classification other than adequately capitalized if it determines that such action is necessary to ensure the safe and sound operation of the FHLB and the FHLB’s compliance with its risk-based and minimum capital requirements. Further, the Interim Capital Rule provides the FHFA discretion to reclassify a FHLB’s capital classification if the FHFA determines:

•	that the FHLB is engaging in conduct that could result in the rapid depletion of permanent or total capital;

•	the value of collateral pledged to the FHLB has decreased significantly; or

•	the value of property subject to mortgages owned by the FHLB has decreased significantly;

•	that the FHLB is in an unsafe and unsound condition following notice to the FHLB and an informal hearing before the FHFA; or

•

that the FHLB is engaging in an unsafe and unsound practice because the FHLB’s asset quality, management, earnings or liquidity were found to be less than satisfactory during the most recent examination, and such deficiency has not been corrected.

We are currently in compliance with our minimum capital requirements as required for the “adequately capitalized” classification described above. We have not yet received notice from the FHFA director of our quarterly capital classification. As described above, the FHFA has discretion to re-classify an FHLB and to modify or add to corrective action requirements for a particular capital classification so we cannot predict the impact of the Interim Capital Rule on the Bank. Further, the Interim Capital Rule is subject to comment and so we cannot predict what impact the final rule will have on us.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Board of Director Composition & Elections

On September 8, 2008, the FHFA Director issued an order to implement the provisions of the Housing Act that address the size and composition of the FHLBs’ boards of directors. The order:

•	rescinded the Finance Board’s prior designation of directorships for the 2008 elections;

•	designated the number of independent directors and member directors for each FHLB’s board in 2009, which for the Bank was designated to be 7 and 10;

•	specified the terms of office for each directorship to be elected in 2008, some of which are less than 4 years;

•	deemed then-current elective directorships to be member directorships; and

•	deemed then-current appointive directorships to be independent directorships.

The FHFA promulgated an interim final rule to implement the provisions of the Housing Act concerning the nomination and election of directors effective September 22, 2008, with a request for comments thereon for a final regulation. The interim final rule generally continues the prior rules governing elected director nominations, balloting, voting and reporting of results, while making certain modifications for the election of independent directors and the conflicts-of interest-rules. In addition and among other provisions, the interim final rule:

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

On December 23, 2008, the Bank publicly announced the election of seven independent directors who began serving their terms on January 1, 2009, as further discussed in Submission of Matters to a Vote of Security Holders on page 36 of this Form 10-K.

Golden Parachute Payments

In accordance with the Housing Act, the FHFA published an interim final rule on September 16, 2008, which provides regulatory guidance on the FHFA Director’s authority under the Housing Act to prohibit or limit golden parachute payments by an FHLB that is insolvent, in conservatorship or receivership, or is in a troubled condition as determined by the FHFA Director. The interim final rule also provided the list of factors the FHFA Director must consider in determining whether to prohibit or limit any “golden parachute payment.” Effective January 29, 2009, the FHFA promulgated a final rule that adopted the interim final rule’s requirements as originally promulgated in all material respects. At this time, we do not expect this rule to have a material impact on our executive compensation plans.

Amendments to this interim final rule were also published in September 2008 which rescinded that portion of the rule related to indemnification payments, which then became the subject of a standalone rulemaking as discussed directly below.

Prohibited Indemnification Payments

In accordance with the Housing Act, the FHFA promulgated a proposed rule regarding prohibited indemnification payments on November 14, 2008 with a comment deadline of December 29, 2008. If adopted as proposed, the rule would generally prohibit payments to entity-affiliated parties for any civil money penalty or judgment resulting from any administrative or civil action instituted by the FHFA that results in a final order or settlement pursuant to which such person is assessed a civil money penalty, removed from office or prohibited from participating in the conduct of the affairs of the related FHLB, or required to cease and desist from an action or take any affirmative action pursuant to a notice of charges or an order from the FHFA Director. Entity-affiliated parties include, among others, any FHLB director, officer, employee, agent, certain independent contractor and the Office of Finance. The proposed rule does permit certain payments to entity-affiliated parties for commercial insurance policies, fidelity bonds, legal expenses and civil penalties in some limited circumstances. At this time, we do not expect this rule as proposed to have a material impact on us.

Emergency Economic Stabilization Act of 2008

On October 2, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). Among other things, the EESA established the Temporary Asset Relief Program (“TARP”) under which the U.S. Treasury (“Treasury”) is authorized to purchase up to $700 billion of assets, including mortgage loans and mortgage-backed securities, from financial institutions. The purpose of the TARP is to restore stability in the U.S. financial system and to facilitate continued access to credit by creditworthy

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

households and businesses. Treasury has determined that it can use authority under the TARP to make direct investments in financial institutions and has launched several direct investment programs in connection with its stabilization activities, the largest of which is the Capital Purchase Program.

EESA funding has been used in several other Treasury supported programs, including the Financial Stability Plan announced on February 10, 2009 to address the global capital markets crisis and U.S. economic recession that continues into 2009. The plan consists of comprehensive stress tests of certain financial institutions, the provision of capital injections to certain financial institutions, controls on the use of capital injections, a purchase program for certain illiquid assets, limits on executive compensation, anti-foreclosure and housing support requirements, and small business and community lending initiatives. The plan is still in its early stages of implementation and largely devoid of details.

We are unable to predict at this time what effect the EESA, and the various initiatives receiving funding under it, may ultimately have on us. For further discussion of potential impacts to the Bank, see Risk Factors on page 23.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule implementing the Temporary Liquidity Guarantee Program (“TLGP”), which was previously announced in October 2008. Under the TLGP, the FDIC temporarily guarantees newly issued senior unsecured debt and the unsecured portion of any secured debt issued by participating FDIC-insured institutions as well as participating bank, thrift and financial holding companies subject to certain conditions and limitations. Additionally, the FDIC agreed to guarantee all funds in non-interest bearing transaction deposit accounts held by participating FDIC-insured banks until December 31, 2009 subject to certain increased surcharges. The TLGP has enabled participating entities to offer more competitive pricing on debt and therefore compete more effectively for funds. The TLGP is believed to have contributed to the increase in the relative cost of issuing GSE debt, including FHLB debt. For further discussion of how the TLGP and other recent U.S. government actions may affect our funding costs and member demand for advances, see Risk Factors on page 23.

Proposed Federal Legislation Permitting Bankruptcy Cramdowns on First Mortgages of Owner-Occupied Homes

Federal legislation has been proposed that would allow bankruptcy cramdowns on first mortgages of owner-

occupied homes as a response to the U.S. economic recession and attendant U.S. housing recession. The proposed legislation would allow a bankruptcy judge to reduce the principal amount of such mortgages to the current market value of the property, such reduction currently being prohibited by the Bankruptcy Reform Act of 1994. For discussion of how this proposed legislation may impact investments held by the Bank and our members, see Risk Factors on page 23.

Federal Banking Agencies Proposal to Lower Capital Risk Weightings for Fannie Mae and Freddie Mac

The federal banking agencies (FDIC, Comptroller of the Currency, Federal Reserve, and Office of Thrift Supervision) on October 27, 2008 published a proposed a rule that would lower the capital risk weighting that banks assign to Fannie Mae and Freddie Mac debt from 20% to 10%. The proposal specifically requested comments on the potential effects of the proposal on FHLB debt. We are unable to predict what effect adoption of the proposed rule would ultimately have on the FHLBs, but it may tend to increase FHLB debt pricing because FHLB debt risk weighting would remain at 20 percent.

FDIC Rulemaking on Deposit Insurance Assessments

On October 7, 2008, the FDIC announced deposit insurance increases to restore the Deposit Insurance Fund. On March 4, 2009, the FDIC published a final rule that would increase the deposit insurance premium for those FDIC-insured institutions that have outstanding secured liabilities in excess of 25% of domestic deposits. Secured liabilities are defined to include FHLB advances. This rule would in certain circumstances have the effect of increasing the effective borrowing costs for members, including when borrowing from the Bank, which may reduce member demand for advances from the Bank. See Risk Factors on page 23 of this Form 10-K.

Regulatory Audits

The Comptroller General has authority under the FHLB Act to audit or examine the Bank and to decide the extent to which we are fairly and effectively fulfilling the purposes of the FHLB Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then the results and any recommendations must be reported to the Congress, the Office of Management and Budget, and the FHLB in question. The Comptroller General may also conduct a separate audit of any of our financial statements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Taxation

We are exempt from all federal, state, and local taxation except for real estate property taxes, which are a component of our lease payments for office space or on real estate we own as a result of foreclosure on MPF Loans.

REFCORP & AHP Assessments

In lieu of taxes, we set aside funds at a 10% rate on our income for the AHP and pay a 20% assessment for the Resolution Funding Corporation (“REFCORP”). Since each is net of the other, the overall effective rate is approximately 26.5%. For details on our assessments, including calculations in the event of a loss, see Note 16 – Assessments to the financial statements.

Item 1A.	Risk Factors.

Strategic Risks

Recently enacted legislation and other ongoing actions by the U.S. government in response to recent disruptions in the financial markets may have an adverse impact on our business, operations or financial condition.

Recent disruptions in the financial markets have significantly impacted the financial services industry, our members and us. Recent actions taken or under consideration by the U.S. government may have an adverse impact on us. The U.S. government has placed Freddie Mac and Fannie Mae into conservatorship. The U.S. government recently enacted substantial new pieces of legislation to address disruptions in the financial markets as further described in Legislative and Regulatory Developments on page 18. These initiatives may have an adverse impact on our business, operations or financial condition, including the potential effects described below.

Some of these initiatives may adversely affect our competitive position in regards to accessing debt financing. In particular, to the extent that the U.S. government’s actions in regard to Freddie Mac and Fannie Mae result in the debt securities of those entities being more attractive to investors than FHLB System debt, our funding costs may be adversely affected. Furthermore, the FDIC Guarantee Program may increase competition we face for debt financing. These developments may adversely affect our ability to obtain funds or adversely affect the rates we must pay for funds. An increase in our funding costs is likely to increase our advance rates and may negatively impact member demand for advances.

Additionally, some of these initiatives may reduce our members’ demand for advances. Member access to funds provided under the U.S. Treasury’s Capital Purchase Program or funds obtained under the FDIC Guarantee Program may decrease member rollovers of maturing advances or member demand for new advances. The large increase in the amount of funding available to the banking industry from the Federal Reserve’s discount window and term auction facility and the creation of a federal commercial paper funding facility may also tend to reduce member demand for advances due to alternative means of raising funds pursuant to these or other new programs that may be developed to stabilize the financial markets. Furthermore, the FDIC rule increasing deposit insurance premiums may, in certain circumstances, have the effect of increasing the effective borrowing costs for members, which may reduce member demand for advances from the Bank. To the extent that these or other initiatives result in a significant decrease in our aggregate amount of advances, this could adversely affect our business, operations or financial condition.

Member capital stock redemptions are restricted and under limited circumstances a member could receive less than par value when redeeming capital stock upon membership withdrawal or termination.

As discussed in Regulatory Developments on page 17, we entered into a C&D Order with the Finance Board on October 10, 2007 and a subsequent amendment on July 24, 2008. Under the terms of the C&D Order, as amended, all capital stock repurchases and redemptions, including capital stock redemptions upon membership withdrawal or other termination, require prior approval of the OS Director of the FHFA except for redemptions of excess capital stock above a member’s capital stock floor when certain conditions are met. The C&D Order provides that the OS Director may approve a written request by us for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations. This requirement has resulted in denials of capital stock redemptions in connection with membership withdrawal or termination as further described in Capital Amounts on page 66.

These limitations on capital stock redemptions may reduce demand for our advance products or increase the number of requested membership withdrawals and related capital stock redemption requests which may adversely affect our results of operations and financial condition.

The regulatory capital ratio and regulatory capital stock and Designated Amount of subordinated notes requirements under the C&D Order, the Regulatory Leverage Limit (as defined in Note 18 – Capital Stock and Mandatorily

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Redeemable Capital Stock), liquidity requirements, and FHLB Act provisions may also limit our ability to redeem capital stock in connection with membership withdrawals and other terminations. Capital stock redemption in connection with membership withdrawal is subject to specified requirements at the time of withdrawal, which occurs upon expiration of a six month notice period. Capital stock redemption in connection with other terminations of membership, such as through merger, acquisition, relocation, charter termination or involuntary termination from membership, is subject to specified requirements when the member attains non-member status. These requirements include, among other things, FHFA approval (as discussed above), meeting our minimum regulatory capital, minimum regulatory capital stock and Designated Amount of subordinated notes requirement under the C&D Order, and Regulatory Leverage Limit, and, under certain circumstances, meeting our liquidity requirements. For a description of our regulatory capital and leverage requirements, see Minimum Regulatory Capital Requirements on page 65.

Under limited circumstances, a member could receive less than par value of its capital stock upon redemption. This could occur if a member were to withdraw from membership and the FHFA determined that our capital stock was or was likely to be impaired as a result of losses in, or the depreciation of, our assets which may not be recoverable in future periods. If that occurred, on order of the FHFA we would be required to withhold from the amount to be paid to the withdrawing member for the redemption of its capital stock a pro rata share of such impairment as determined by the FHFA.

The Board of Directors’ recent decisions not to pay dividends and our anticipated inability to pay dividends for some period may decrease member demand for advances and increase membership withdrawals, thus adversely affecting our results of operations and financial condition.

Our Board of Directors has not declared a dividend since the third quarter of 2007. While any future dividend determination by our Board of Directors will depend principally on future operating results, the C&D Order provides that our dividend declarations are subject to the prior written approval of the OS Director. There can be no assurance that the OS Director would approve such recommendations if made. We believe that the factors impacting our future net income as described in Financial Outlook on page 43 and the continuation of the C&D Order will continue to negatively impact our ability to pay future dividends. If we continue not to pay dividends or resume paying lower dividends, we may experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

The loss of significant members may have a negative impact on our capital and result in lower demand for our products and services.

At December 31, 2008, our five largest members held 25% of our capital stock (excluding mandatorily redeemable capital stock from two former members; PNC Financial Services, Inc. and Bank of America, N.A.). The loss of significant members or a significant reduction in the level of business they conduct with us could result in a reduction of our capital and lower demand for our products and services in the future. The limitations on capital stock redemptions and current dividend outlook may increase the number of requested membership withdrawals and related capital stock redemption requests or reduce demand for our advance products.

Also, consolidations within the financial services industry may reduce the number of current and potential members in our district. One or more large members could terminate their membership and decrease their business levels as a result of consolidation with an institution that is not one of our members. For a description of the termination of membership related to out-of-district mergers of two of our larger former members, LaSalle Bank N.A. and MidAmerica Bank FSB, see Capital Amounts on page 66.

A decrease in demand for our products and services, including advances, and an increase in redemptions of our capital stock due to the loss of significant members could result in a reduction of our assets, capital and net income, the impact of which may be greater during periods when we are experiencing losses or reduced net income.

Compliance with regulatory contingency liquidity guidance could adversely impact our earnings.

On March 6, 2009, we received guidance from the FHFA requiring us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios as described in Liquidity Measures on page 57. Prior to this time, regulations required us to maintain 5 calendar days of contingency liquidity. The new requirement is designed to enhance our protection against temporary disruptions in access to the FHLB System debt markets in response to a rise in capital markets volatility. To satisfy this additional requirement, we maintain increased balances in short-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

impact net interest income. Further, we may need to fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. As a result, this may reduce the net interest income we earn on investments and may increase our short-term advances pricing. To the extent increased pricing makes our advances less competitive, our net interest income may be negatively impacted.

Implementation of a new capital plan will change our members’ rights as shareholders.

On February 6, 2008, we submitted a capital plan and implementation strategies to the Finance Board to provide for the conversion of our capital stock under the GLB Act, as required under the C&D Order. Neither the Finance Board nor the FHFA have taken action to approve the plan. In an environment of significant market and earnings uncertainty, we cannot predict whether the FHFA will approve our capital plan, or require us to revise our submission.

The GLB Act authorizes us to have two classes of capital stock. Class A capital stock is conditionally redeemable on six months’ written notice from the member and Class B capital stock is conditionally redeemable on five years’ written notice from the member. Implementation of a new capital plan will change our members’ rights as shareholders. For example, to the extent that we implement a capital plan requiring members to hold Class B stock, a member’s current capital stock may be converted to Class B capital stock imposing a five-year waiting period after notice of withdrawal compared with a six-month waiting period after notice of withdrawal under our current capital rules.

We are subject to regulation by the FHFA, and compliance with the C&D Order may adversely affect our business and results of operations.

We are closely supervised and regulated by the FHFA. The FHFA is responsible for overseeing FHLBs with regard to their housing finance mission, level of capitalization, ability to raise funds in the capital markets, and operations. In this regard, the FHFA promulgates rules covering the operations of the FHLBs. We are subject to a C&D Order as discussed in Regulatory Developments on page 17. Complying with the requirements of the C&D Order may adversely affect our ability to operate our business. Our ability to generate earnings and enhance our return on equity has been reduced as a result of the increased minimum regulatory capital and leverage requirements. The C&D Order requires that we maintain a regulatory capital ratio of 4.5% instead of the regulatory required level of 4.0% and an aggregate amount of outstanding capital stock (including mandatorily redeemable capital stock) plus a Designated Amount of subordinated notes of at least $3.600 billion. Requirements to maintain a higher capital ratio restrict our ability to purchase additional investments because we cannot further leverage our capital resources and may negatively impact our net income.

If we are unable to comply with our minimum regulatory capital and leverage requirements in the future, it could have a material and adverse effect on our ongoing business and results of operations.

We are required to maintain certain minimum regulatory capital and leverage requirements under the C&D Order and FHFA regulations currently applicable to us. See Minimum Regulatory Capital Requirements on page 65. Starting June 14, 2011, the amount of the subordinated notes that we will be able to include in calculating compliance with our minimum regulatory capital and leverage requirements will begin to phase out. Accordingly, we will have to manage our capital base and assets in order to comply with these requirements. While we expect to remain in compliance with our minimum regulatory capital and leverage requirements, there can be no assurance that we will be successful in managing our capital and assets in order to comply with these requirements.

If the C&D Order is in effect once the phase out period begins, we may need to reduce our assets in order to remain in compliance or obtain modifications of the minimum regulatory capital stock and subordinated notes requirement from the FHFA.

On February 6, 2008 we submitted a capital plan to the Finance Board to provide for the conversion of our capital stock under the GLB Act, as required by the C&D Order as further discussed in Regulatory Developments on page 17. Once we fully implement our new capital plan, we will be subject to minimum leverage capital requirements and minimum risk-based capital requirements more fully discussed in GLB Act Requirements on page 65. There is no assurance that the FHFA will approve the capital plan that we submitted or that we will receive regulatory approval to include all or some of the outstanding subordinated notes in calculating compliance with the leverage requirements of the GLB Act under a new capital plan.

If we do not comply with our minimum regulatory capital requirements, we are prohibited from redeeming capital stock or paying dividends, and we may be subject to further supervisory action by the FHFA, all of which could have a material and adverse effect on our business and results of operations.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Changes in the regulation of GSEs or the FHLBs’ status as GSEs may adversely affect our business activities, future advance balances, the cost of debt issuance, and the value of Bank membership.

We are a GSE organized under the authority of the FHLB Act and are governed by Federal laws and regulations of the FHFA. From time to time, Congress has amended the FHLB Act in ways that have significantly affected the FHLBs and the manner in which the FHLBs carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the FHFA could have a negative effect on our ability to conduct business or our costs of doing business.

Changes in regulatory or statutory requirements or in their application could result in, among other things, changes in our cost of funds, increases in retained earnings requirements, debt issuance limits, dividend payment limits, restrictions on the form of dividend payments, capital redemption and repurchase limits, restrictions on permissible business activities, restrictions on the size, scope, or nature of our lending, investment, or MPF Program activities, or increased compliance costs. Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could negatively affect our results of operations or financial condition, or the value of Bank membership.

The MPF Program has different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The residential mortgage origination business historically has been a cyclical industry, experiencing periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. During periods of rising interest rates, refinancing decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. In addition, a significant decline in home values affects borrowers’ ability to refinance. Further, the MPF Program, as compared to our advances products, is more susceptible to credit losses. As the housing market and economic conditions have deteriorated over the last year, we have experienced higher delinquencies and credit losses and it is likely that this trend will continue. The credit enhancement provided by PFIs through the CE Amount has been effective in avoiding material losses to date. However, as losses accelerate in the overall mortgage market, the CE Amount may be insufficient to cover losses or PFIs may experience credit deterioration and default on their credit enhancement obligations, which could have an adverse effect on our results of operations.

In addition, the MPF Program also carries more interest rate risk and operational complexity. If we fail to properly manage these risks and operational complexities, our results of operations may be adversely affected. See Market Risks below for a discussion of interest rate risk related to our mortgage assets.

Under the MPF Xtra product, we make representations and warranties to Fannie Mae regarding the MPF Loans. If an eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase the MPF Loan. Such a breach would normally also be a breach of the originating PFI’s representations and warranties to us, and we could require the PFI to repurchase that MPF Loan from us. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio. In the event that a PFI experiences credit deterioration and defaults on its repurchase obligation to us, our business may be adversely affected.

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses. For further information on these concentrations, see MPF Loans Credit Enhancement Structure – Concentration Risks on page 87.

A majority of the states, and some municipalities, have enacted laws against mortgage lending practices considered predatory or abusive. Some of these laws impose liability for violations on the originator, as well as purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and are not aware of any claim that we are liable under these laws. However, we cannot assure that we will never have any liability under predatory or abusive lending laws. For a description of the MPF Program, our obligations with respect to credit losses and the PFI’s obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance® Program on page 8.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Market Risks

As our mortgage assets decrease or if we experience increased prepayments on our mortgage assets, including as a result of governmental actions focused on reducing mortgage rates, we may experience a reduction in our net interest income, which may negatively impact our results of operations and financial condition.

Prepayment and extension risk is the risk that mortgage-related assets will be refinanced by the mortgagor in low-interest environments or will remain outstanding longer than expected at below-market yields when interest rates increase. The rate and timing of unscheduled payments and collections of principal on MPF assets are difficult to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, the impact of government priorities to lower mortgage rates, the lack of restrictions on voluntary prepayments, the availability of lender credit, and other economic, demographic, geographic, tax, and legal factors. We manage prepayment risk through a combination of debt and derivative financial instruments. If the level of actual prepayments is higher or lower than expected, we may incur costs to hedge the change in this market-risk exposure resulting in reduced earnings. Also, increased prepayment levels will cause the amortization of deferred agent fees, premiums, and SFAS 133 hedging adjustments, to increase, which could reduce net interest income.

Effective August 1, 2008, we no longer purchase MPF Loans from PFIs under the MPF Program for our balance sheet except for immaterial amounts of MPF Loans that support affordable housing and are guaranteed by the RHS or HUD. This change in business strategy will cause our existing MPF Loan balance to decline due to principal paydowns and maturities. Mortgage rates declined in December 2008 after the Federal Reserve Board and Treasury Department announced priorities to keep mortgage rates below 5% to improve a borrower’s ability to refinance. A significant decrease in mortgage rates accompanied by prepayments of our mortgage assets is likely to result in a material reduction of our balance sheet holdings of higher yielding mortgage assets. Future net interest income could be significantly negatively impacted if we experience significant prepayments of our mortgage assets and we are forced to replace these higher-yield investments with lower-yield alternatives.

Our ability to replace MPF assets with higher yielding investments may be limited based upon current market conditions and limitations on our investment authority under the FHFA Financial Management Policy and regulations.

See Investments on page 6. We recently obtained a temporary waiver from the FHFA of our regulatory investment limitations in order to purchase asset backed securities that we believe have limited credit risk, subject to limitations, which will permit us to mitigate a portion of the prepayment risk on our mortgage assets through replacement assets. In addition, we have actively started to replace the roll-off of mortgage assets with new investments, but there is no assurance that the yields on these investments at the time of purchase will fully offset the reduction in yields from the roll-off of our mortgage assets.

We face competition for advances which could adversely affect our businesses, and our efforts to make advance pricing attractive to our members may affect earnings.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBs. Our members have access to alternative funding sources, which may offer more favorable terms than we do for advances, including more flexible credit or collateral standards. We may make changes in policies, programs, and agreements affecting members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to advances and other credit products, the mortgage purchase programs, the AHP, and other programs, products, and services that could cause members to obtain financing from alternative sources. In addition, many competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

The availability to our members of alternative funding sources that are more attractive may significantly decrease the demand for our advances. Lowering the interest rates charged on advances to compete with these alternative funding sources may decrease advance profitability.

Members are required to pledge collateral to us to secure their outstanding obligations, including advances. From time to time, we may make changes to our collateral guidelines, including changes in the value we assign to pledged collateral. To the extent that members view the tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business which may negatively impact our results of operations.

A decrease in the demand for advances or a decrease in our profitability on advances could adversely affect our financial condition and results of operations and may adversely affect the value of Bank membership.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The amount of net interest income that we earn may be adversely affected by changes in interest rates.

We are exposed to interest rate risk primarily from the effects of changes in interest rates on our interest earning assets. Mortgage assets are the predominant sources of interest rate risk in our market risk profile. Changes in interest rates affect both the value of our mortgage assets and prepayment rates on those assets.

Our overall objective in managing interest rate risk is to minimize our duration of equity positions and also remain within our management advisory and regulatory limits. Given recent market volatility and the complexity of our balance sheet, managing to these limits can be expensive and difficult to achieve. We manage our interest rate risk by utilizing various hedge strategies. These hedge strategies may involve fair value and cash flow hedges as permitted under SFAS 133 or may involve economic hedges. Hedges under SFAS 133 receive hedge accounting treatment while economic hedges do not. We hedge interest rate risk associated with our MPF Loans, advances, MBS, and other assets with a multi-strategy approach of fixed-maturity and callable consolidated obligations and various cash and derivative financial instruments to provide a level of protection against interest rate risks. Specifically, we attempt to hedge potential increases or decreases in interest rates that may adversely affect our net interest income. The potential adverse affects on our net interest income resulting from increases or decreases in interest rates include, but are not limited to, the following:

•

In a falling interest rate environment mortgage pre-payments may increase. This may result in a reduction in net interest income as we experience a return of principal that we must reinvest in a lower rate environment while the debt funding the original investments remains outstanding.

•

In a rising interest rate environment, our ability to obtain higher yielding earning assets may be diminished while our cost of funds may increase. Accordingly, an increase in interest rates may negatively affect our net interest income. Specifically, overall demand for advances and mortgage assets may be reduced, thereby reducing origination of new advances or MBS investments. As a result, our diminished ability to invest in mission related assets at higher yields may reduce our net interest income.

•	Decreases in the funding spread between rates at which we acquire assets and incur liabilities may cause net interest income to decrease even without major changes in the interest rate environment.

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

When interest rates change we expect the change in fair value of derivatives to be substantially offset by a related but inverse change in the fair value of the related hedged item in a designated fair value hedge relationship. However, there is no assurance that our use of derivatives or other financial instruments will fully offset changes in interest rates. Any hedging strategy or set of financial instruments we may use, including derivatives, may not fully offset the risk of interest rate volatility and our hedging strategies themselves may result in earnings volatility and losses. See Market Risk Management on page 94, for more information on how we manage market risk.

We cannot predict when we may implement revised risk management policies or the extent to which the ultimate policies may increase our hedging costs and otherwise impact our financial performance.

As discussed in Regulatory Developments on page 17, the C&D Order requires us to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and submit revised policies and procedures to the OS Director for non-objection prior to implementation. We completed a review of our market risk hedging policies, procedures and practices, and submitted revised policies and procedures to the OS Director in 2008. We have received feedback on our submission and are working with the Office of Supervision staff to resubmit and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

finalize our revised policies and procedures. We cannot predict when we may implement revised risk management policies or how such policies may be revised during our on-going discussions with the FHFA. Further, we cannot predict what impact the revised policies may have on our hedging costs or financial performance. Market Risk Management on page 94 for a discussion of temporary regulatory approvals related to our market risk management practices.

Liquidation of asset or liability positions that we currently plan to hold to maturity may result in the realization of values which would reduce the value of our retained earnings to a significantly greater extent than if the positions were held to maturity.

We may incur losses due to the inability to hold assets to maturity or liquidation of liability positions before their contractual maturity. The inability to hold financial assets until maturity or until the market recovers may result in other-than-temporary impairment on those assets that would be recognized into earnings while liquidation of our liabilities may result in realized losses recognized into earnings that would be significantly greater than if the positions were held to maturity as intended. The inability to hold financial assets to maturity or the need to liquidate liabilities before their contractual maturity may result from pressure on key measures, such as maintaining our capital to assets ratio, current market value of equity or significant credit deterioration of the assets, which are not practical to hedge or mitigate. Such liquidation may result in the realization of values which would reduce our retained earnings to a significantly greater extent than if the positions were held to maturity.

We depend on the FHLBs’ ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions (including investor demand), such as the effects of the reduction of liquidity in financial markets, which are beyond the control of the FHLBs. The severe financial and economic disruptions, and the U.S. government’s dramatic measures enacted to mitigate their effects, have changed the traditional bases on which market participants value GSE debt securities and consequently have affected the FHLBs’ funding costs and practices. GSEs, such as Fannie Mae, Freddie Mac, and the FHLBs, have grown significantly in recent years. As a result of this growth, these GSEs have actively issued debt securities to fund their operations. Furthermore, the FHLBs’

funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with the housing GSEs. In September 2008, in response to investor and financial concerns, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and the U.S. Treasury put in place financing agreements to help those GSEs continue to meet their obligations to holders of their debt securities. Although these actions resulted in somewhat decreased spreads on U.S. agency debt, including FHLB debt relative to U.S. Treasury securities, investor concerns about U.S. agency debt may adversely affect the FHLBs’ competitive position and result in higher funding costs, which could negatively affect our business and financial condition. The special status of Fannie Mae and Freddie Mac debt securities could result in higher funding costs on FHLB debt. As a result of these factors, we may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors which could negatively affect our financial condition and results of operations.

During the second and third quarters of 2008, the FHLBs’ funding costs associated with issuing long-term consolidated obligations became more volatile and rose sharply compared to LIBOR and U.S. Treasury securities, reflecting dealers’ reluctance to sponsor, and investors’ current reluctance to buy longer-term GSE debt, coupled with strong investor demand for high-quality, short-term debt instruments, such as U.S. Treasury securities and FHLB discount notes. As a result, we generally decreased our term money market holdings and maintained the majority of our liquidity in overnight investments. In connection with this decreased demand and our strategy to rebalance our debt portfolio, we have become more reliant on the issuance of discount notes, with maturities of one year or less, for funding. Any significant disruption in the short-term debt markets could have a serious effect on us. If these conditions continued indefinitely, we may not be able to obtain funding on acceptable terms and the higher cost of longer-term liabilities would likely cause us to increase advance rates, which could adversely affect demand for advances and, in turn, our results of operations. Alternatively, continuing to fund longer-term assets with very short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations, and the value of FHLB membership.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Changes in the credit ratings on FHLB System consolidated obligations may adversely affect the cost of consolidated obligations, which could adversely affect our financial condition and results of operations.

FHLB consolidated obligations have been assigned “Aaa/P-1” and “AAA/A-1+” ratings by Moody’s and S&P. Rating agencies may from time to time change a rating or issue negative reports for individual FHLBs, although such actions have not affected the credit ratings of the FHLB consolidated obligations in the past. Also, the FHFA has issued an interim final rule regarding capital classifications of the FHLBs, but has not yet published any FHLB capital classifications. See Interim Capital Rules on page 19. To the extent that one or more FHLBs are classified as below adequately capitalized, it is possible that the classification could cause a reduction in an FHLB’s individual credit rating. It is possible that future ratings actions or negative guidance may increase funding costs or otherwise adversely affect the ability of the FHLBs to issue consolidated obligations on acceptable terms. Similarly, negative news about the other FHLBs, other GSEs, or us could create pressure on debt pricing, as investors may perceive their investments to bear increased risk.

Our business may be negatively impacted if we are unable to access funding when needed on acceptable terms, or we may experience higher funding costs which could adversely affect our financial condition and results of operations.

We are jointly and severally liable for the consolidated obligations of other FHLBs.

Under the FHLB Act, we are jointly and severally liable with other FHLBs for consolidated obligations issued through the Office of Finance. If another FHLB defaults on its obligation to pay principal or interest on any consolidated obligation, the FHFA has the ability to allocate the outstanding liability among one or more of the remaining FHLBs on a pro rata basis or on any other basis that the FHFA may determine. Other FHLBs have significantly increased their advances outstanding to certain members as a result of increased liquidity needs of those members during the recent disruptions in the credit markets. To the extent that a member of another FHLB with large amounts of advances outstanding defaults on such advances and the FHLB does not have sufficient collateral to cover the advances, such FHLB may fail to meet its obligation to pay principal or interest on its consolidated obligations. Further, several of the FHLBs have experienced losses and/or deteriorating retained earnings during the last year. If we were required to make payment on consolidated obligations beyond our primary obligation, our financial condition and results of operations could be negatively affected.

Changes in general market and economic conditions and federal monetary policy may adversely affect our financial condition and result of operations.

Our financial condition and results of operations are sensitive to general market and economic conditions in the U.S. and local economy. These conditions include short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which we conduct our business. These conditions are beyond our control, and may change suddenly and dramatically. For example, during 2008, difficulties in the mortgage and broader credit markets in the U.S. and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. Credit spreads widened significantly, affecting volatility and liquidity in the debt and equity markets, particularly in the markets for mortgage-related assets. This volatility and sudden decline in liquidity has made it more difficult for us to value these types of assets that we currently hold in our portfolio. To the extent these conditions persist or further decline, our businesses and results of operations may be adversely affected.

In addition, our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities and the demand for FHLB debt.

Credit Risks

Our financial condition and results of operations, and the value of Bank membership, could be adversely affected by our exposure to credit risk.

Credit risk is the risk of loss due to default or non-performance of a member, other obligor or counterparty. Our exposure to credit risk includes the risk that the fair value of an investment may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. In addition, we assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. We have a high concentration of credit risk exposure to financial institutions and mortgage assets, which the markets now perceive to present a higher degree of risk than in the past

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

due to the reduction of liquidity in financial markets, increased failures of financial institutions, and the recent housing market crisis, resulting in increased foreclosures, mortgage payment delinquencies and loss severities.

We are exposed to credit risk principally through advances or commitments to our members, MPF Loans, MI providers, derivatives counterparties, and issuers of investment securities or the collateral underlying them. A credit loss, if material, could have an adverse effect on our financial condition and results of operations. We follow guidelines established by our Board of Directors and the FHFA on unsecured extensions of credit, whether on- or off-balance sheet, which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the United States government and other FHLBs. However, there can be no assurance that these activities will prevent losses due to defaults on these assets.

Advances.   The challenging mortgage and credit conditions have adversely affected and are likely to continue to adversely affect the liquidity and financial condition of our members, and we are at greater risk that one or more of our members may default on their outstanding obligations to us, including the repayment of advances.

To protect against credit risk for advances, we require advances to be collateralized. See Credit Risk – Advances on page 82. In some cases, the actual fair value of the collateral may be less than the value we assign to the collateral depending upon the specific characteristics of the pledged collateral pool. The devaluation or inability to liquidate the collateral in the event of a default by the obligor, due to a reduction in liquidity in the financial markets or otherwise could cause us to incur a credit loss and adversely affect our financial condition and results of operations. Further, if the housing market continues to deteriorate, the value of our residential mortgage loans held as collateral may further decrease. If we were unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses in the event of member default.

Derivatives Counterparties.   Our hedging strategies are highly dependent on our ability to enter into derivative instrument transactions with counterparties on acceptable terms to reduce interest-rate risk and funding costs. If a counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty at a higher cost or we may be unable to obtain a replacement contract. We may also be exposed to collateral losses to the extent that we have pledged collateral and the value of the pledged collateral changes. As of December 31, 2008, we had 29 counterparties with whom we had interest rate derivatives outstanding; however we expect the number of counterparties that will meet our credit requirements going forward will decrease. As the number of acceptable decreases based upon our credit requirements, through financial institution failures or consolidation, the concentration of our derivatives exposure to individual counterparties may increase and we may experience less competitive prices.

The five largest of our counterparties had notional balances outstanding that in total accounted for approximately 63% of the total outstanding notional amount of our derivatives contracts. The insolvency of one of our largest derivatives counterparties combined with an adverse change in the market before we are able to transfer or replace the contracts could adversely affect our financial condition and results of operations. Further, to the extent that we have pledged collateral under the requirements of the derivative contract and the fair market value of the collateral increases above the value of the derivatives contract, we may experience delays in having our collateral returned or could experience losses if the counterparty fails to return the collateral. In connection with the bankruptcy filing of Lehman Brothers Holdings Inc., the guarantor of LBSFI, one of our derivatives counterparties, we declared an early termination event and terminated our outstanding hedges with this counterparty. See Note 22 – Derivatives and Hedging Activities to the financial statements for further details.

If the recent disruptions in the credit markets continue, it may increase the likelihood that one of our derivatives counterparties could experience liquidity or financial constraints that may prevent them from meeting their obligations to us. In addition, the recent volatility of market prices could adversely affect the value of the collateral we hold as security for the obligations of these counterparties. See Credit Risk –Derivatives on page 90 for a description of derivatives credit exposure.

Rating agencies may from time to time change our rating or issue negative reports, which may adversely affect our ability to enter into derivative transactions with acceptable counterparties on satisfactory terms in the quantities necessary to manage our interest-rate risk and funding costs. A reduction in our credit rating or of the FHLB System credit rating may also trigger additional collateral requirements under our derivative contracts. This could negatively affect our financial condition and results of operations and the value of FHLB membership.

On June 12, 2008, S&P lowered our counterparty credit rating from AA+/A-1+ to AA/A-1+ (long-term/short-term), and replaced the negative credit watch with a stable

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

outlook. As of February 28, 2009, S&P’s ratings remain unchanged and Moody’s long term rating on our counterparty credit remains at Aaa. The change in rating did not have a material impact on our ability to enter into derivative transactions, our collateral requirements or the pricing of these transactions.

Federal Funds.   We invest in short-term liquid assets comprised of commercial paper and Federal Funds sold in order to ensure the availability of funds to meet members’ credit needs. Because these investments are unsecured, our policy and FHFA regulations restrict these investments to short maturities and counterparties rated BBB or higher. Under our policy, we may purchase commercial paper or sell Federal Funds with maturities of up to 9 months if the counterparty has the highest investment grade rating of AAA, but we are limited to overnight maturities if the counterparty is rated BBB, the lowest investment grade permitted. If the recent disruptions in the credit markets continue, it may increase the likelihood that one of our commercial paper or Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our commercial paper and Federal Funds investments, see Credit Risk – Investments on page 76.

MPF Loans.   Our mortgage loan delinquency rates, loss severities and credit losses on our MPF Loan portfolio have increased over the last year. See Loan Portfolio Analysis on page 89. To the extent that economic conditions further weaken and regional or national home prices continue to decline, we could experience higher delinquency levels, loss severities and credit losses on our MPF Loan portfolio.

In some cases a portion of the credit support for MPF Loans is provided under PMI and/or an SMI policy. If an MI provider fails to fulfill its obligation to pay us for claims we make, we would bear the full or partial amount of any loss of the borrower default on the related MPF Loans. As of December 31, 2008, PMI coverage had been initially required on $1.9 billion of MPF Loans, which represented approximately 6% of the outstanding principal balance of our MPF Loan portfolio. We receive PMI coverage information only at purchase or funding of MPF Loans, and do not receive notification of any subsequent changes in PMI coverage on those loans. As of December 31, 2008, we were the beneficiary of SMI coverage on $13.2 billion of MPF Loans, which represented approximately 42% of the outstanding principal balance of our MPF Loan portfolio.

Ratings downgrades of an MI provider imply an increased risk that the MI provider may fail to fulfill its obligation to pay any claims we may make under PMI and/or SMI policies. If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different MI provider. However, it is possible that replacement PMI coverage may be unavailable or result in additional costs to us. Historically, we have not claimed any losses in excess of the policy deductible against an SMI provider. However, if an SMI provider were to default on their insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses.

See Concentration Risks – Mortgage Guaranty Insurance Provider Concentration on page 88, for a discussion of our PMI and SMI concentration risks, including MPF Program minimum ratings requirements for MI companies.

Member failures may adversely affect our business.

The financial services industry has seen an increase in the number of failed financial institutions over the last several months. In particular, from January 1, 2009 through February 28, 2009, we terminated the membership of three members when those members were placed in receivership by the FDIC and then merged with government financial assistance into three other institutions. We did not experience any credit losses in connection with the receivership of these members.

The challenging mortgage and credit market conditions may adversely affect the financial condition of a number of our members, particularly those whose businesses are concentrated in the mortgage industry. One or more of our members may default in its obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures or insolvency. If the collateral pledged by the member to secure its obligations was insufficient, we could incur losses. A default by a member with significant obligations to us could result in significant financial losses to us, which would adversely affect our results of operations and financial condition. As of February 28, 2009, we have not experienced any member payment defaults.

We are subject to increased credit and liquidity risk exposures related to mortgage loans that back our private-label MBS investments, and any increased delinquency rates and credit losses could adversely affect the yield on or value of these investments.

Prior to February 2007, we invested in private-label MBS, which are backed by subprime, interest first, prime and alternative documentation or Alt-A mortgage loans. We held $3.9 billion of private-label MBS at December 31, 2008 and recorded an other-than-temporary impairment charge of $292 million for 2008. Although we only invested in AAA

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

rated tranches when purchasing these MBS, a majority of these securities have subsequently been downgraded. See Credit Risk – Investments on page 76 for a description of these securities. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased. In addition, residential property values in many states have declined after extended periods during which those values appreciated. If delinquencies and/or default rates on mortgages continue to increase, and/or there is an additional decline in residential real estate values, we could experience reduced yields or additional losses on our private-label MBS.

In addition, market prices for the private-label MBS we hold have deteriorated since year-end 2007 due to credit deterioration, market uncertainty and illiquidity. If these trends continue, we could experience additional other-than-temporary impairment on these investment securities in the future, which could result in significant losses. See Credit Risk – Investments on page 76 for more information on values of private-label MBS. Furthermore, deterioration in the financial condition of mortgage insurers or other parties that provide credit support for the private-label MBS has adversely affected the value of these securities and may continue.

As described in Critical Accounting Policies and Estimates on page 70, other than temporary impairment assessment is a subjective and complex assessment by management. Further, market illiquidity has increased the amount of management judgment required to value private-label MBS and certain of our other securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the value of our private-label MBS and other investment securities in the future. As of December 31, 2008, we held $540 million of retained earnings. In the event that loan credit performances of these MBS were to suffer further significant deterioration or significant increases in loss severity our retained earnings could be adversely affected.

We have concentration risks related to our private-label MBS portfolio that may negatively impact our financial condition and performance.

We have geographic concentrations of private-label MBS secured by mortgage properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses on these investments.

We have concentration risks with respect to certain servicers servicing the mortgage assets that collateralize our private-label MBS. At December 31, 2008 three servicers were servicing 50% of the par value of this portfolio. If one of servicers were to default on their servicing obligations, we could experience increased losses or delays in payments.

For more information on these concentrations and how they may negatively impact our private-label MBS portfolio, see Credit Risk – Investments on page 76.

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

In addition, many servicers are contractually required to advance principal and interest payments on delinquent loans backing MBS investments, regardless of whether the servicer has received payment from the borrower provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements combined with decreasing property values in many areas have resulted in higher losses being allocated to our MBS investments backed by such loans and such losses may continue.

If proposed legislation allowing a bankruptcy judge to reduce the principal balance of the mortgage loans is enacted, the value of member collateral pledged to us may be reduced and we may experience increased losses on our MPF Loan portfolio and our private-label MBS investments.

The Bankruptcy Reform Act of 1994 eliminated the risk of bankruptcy “cramdowns” whereby the bankruptcy judge would reduce the principal amount of first mortgages secured solely by the debtor’s principal residence. Since January 1, 2009, legislation to allow a bankruptcy judge to reduce the principal amount of these mortgages to the current market value of the property bankruptcy has been introduced in both houses of Congress. To the extent this legislation is enacted, the unpaid principal balance of first and second lien mortgage loans that we hold as collateral

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

pledged by our members could be reduced. In addition, the fair value of second lien mortgage loans could be significantly impacted which may cause us to adjust the collateral value we assign to this collateral type. To the extent that a member experiences a collateral shortfall under our policies and we are unable to obtain additional collateral, we may experience losses.

As of December 31, 2008, we held $17.2 billion in MBS that could be adversely impacted by this legislation. Some of our private-label MBS in which we have invested contains a cap on the allocation of bankruptcy losses, and when such cap is exceeded, bankruptcy losses are allocated among all classes of an MBS issuance on a pro-rata basis rather than to the most subordinated classes of MBS within an issuance. Our investments in private-label MBS have been limited to senior classes that were rated “AAA” at the time of purchase, but a majority of these investments have experienced ratings downgrades. In the event that this legislation is enacted so as to apply to all existing mortgage debt (including first mortgages of owner-occupied homes), then, we could face increased risk of credit losses on our private-label MBS that include such bankruptcy caps due to the erosion of the credit protection imposed by the legislation, which could lead to additional OTTI charges.

Our PFIs provide credit enhancement protection for our MPF Loan portfolio through their CE Amount. To the extent the proposed legislation is enacted, these losses would be allocated in accordance with the applicable product’s credit enhancement structure as described in MPF Loans Credit Enhancement Structure on page 84. It is possible that the level of losses allocated to us could increase and may have an adverse impact on the Bank.

In certain circumstances, we rely on other FHLBs to manage credit risk related to our former members and credit enhancement and servicing obligations of PFIs located outside of our district, and if those FHLBs failed to appropriately manage this credit risk or enforce a PFI’s obligations we could experience losses.

In certain circumstances, for example when a member leaves the Bank due to a merger and the acquiring entity is a member of another FHLB, the other FHLB will hold and manage the former member’s collateral covering advances and any other amounts still outstanding to us. The other FHLB will either subordinate to us all collateral it receives from the member, we may enter into an inter-creditor agreement or we may elect to accept an assignment of specific collateral in an amount sufficient to cover our exposure. If the other FHLB were to inappropriately manage the collateral, we could incur losses in the event that the former member defaults.

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

Operational Risks

We rely on quantitative models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of business and financial models to measure and monitor our risk exposures. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, as they have recently, the assumptions used for our models may not keep pace with changing conditions. Incorrect data or assumptions in these models are likely to produce unreliable results. If these models fail to produce reliable results, we may not make appropriate risk management or business decisions, which could adversely affect our earnings, liquidity, capital position and financial condition.

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

The performance of our MPF Loan portfolio depends in part upon third parties and defaults by one or more of these third parties on its obligations to us could adversely affect our results of operations or financial condition.

Mortgage Servicing. We rely on PFIs and third-party servicers to perform mortgage loan servicing activities for our MPF Loan portfolio. At December 31, 2008, three PFIs or their affiliates serviced 49% of our MPF Loan investment portfolio. With respect to the MPF Xtra product, we are contractually obligated to Fannie Mae with respect to servicing of the MPF Loans we sell to them, but our sales and servicing contract recognizes that our PFIs will act as servicers of the MPF Loans.

Servicing activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, and monitoring, and reporting loan delinquencies. If current housing market trends continue or worsen, the number of delinquent mortgage loans serviced by PFIs and third party servicers could increase. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. In the event that any of these entities fails to perform its servicing duties, we could experience a temporary interruption in collecting principal and interest or even credit losses on MPF Loans we hold in our investment portfolio or incur additional costs associated with obtaining a replacement servicer. Similarly if any of our servicers become ineligible to continue to perform servicing activities under MPF Program guidelines, we could incur additional costs to obtain a replacement servicer. For further information on PFI servicers that service 10% or more of our total outstanding MPF Loan investment portfolio, see MPF Loans Credit Enhancement Structure – Concentration Risks on page 87.

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

Given the current challenges in our operating environment related to future income projections and the impact of the C&D Order, it may be difficult for us to retain key employees.

Employee retention may be difficult given the current challenges in our operating environment. The impacts of our plans to reduce our non-interest expenses and employee concerns related to the C&D Order may impede our retention efforts. If, despite our retention efforts, key employees resign, our ability to operate our business could be negatively impacted. Failure to retain key employees may have greater impact going forward given our reduction in staffing through attrition and reductions in force.

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

As of February 28, 2009, we occupy approximately 113 thousand square feet of leased office space on four floors of a 30 story building at 111 East Wacker Drive, Chicago, Illinois, 60601. We also maintain approximately 6 thousand square feet of leased space for an off-site back-up facility approximately 15 miles northwest of the main facility, which is on a separate electrical distribution grid.

Effective as of December 31, 2008, we entered into a sublease which commences on June 1, 2009 for the purpose of relocating our corporate headquarters. See Exhibit 10.2 to this Form 10-K.

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

The only matters submitted to a vote of members in 2008 were the annual election of member directors and the election of independent directors that occurred in the fourth quarter. Prior to adoption of the Housing Act and replacement of the Finance Board with the FHFA, the Finance Board was authorized to appoint a certain number of directors for each FHLB in addition to those elected by its members. The Housing Act eliminated appointed directors and in lieu thereof authorized members to elect a class of independent directors. There are two types of independent directors: “public interest” directors and “other independent” directors”. “Public interest” directors must have more than four years experience representing consumer or community interests, credit needs, housing, or financial consumer protections. The “other independent” directors must have knowledge or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project management; project development; risk management practices; or law. Moreover, the rules governing the election of directors previously established by Finance Board were superseded by an FHFA Order dated September 8, 2008, and an Interim Final Rule, effective on September 26, 2008, which were both issued by the FHFA to implement the provisions of the Housing Act concerning the nomination and election of directors. See Legislative and Regulatory Developments on page 18. The FHFA Order designated the number of member and independent directorships for each district, allocated the member directorships among the states in each district and identified the number of seats to be filled in the 2008 director elections and the length of the terms for each seat.

The FHFA Order determined that we would have a total of 17 directors for 2009, 10 to serve as member directors and 7 to serve as independent directors. While the election of both types of directors now requires a vote of members, member directors are elected on a state-by-state basis and independent directors are elected at large by all the members of an FHLB. In the 2008 election, our members re-elected 3 member directors and elected 7 independent directors for the first time. The allocation of member directorships by state is determined in accordance with the FHLB Act and regulations issued by the FHFA, based on the number of shares of capital stock required to be held by the member institutions in each state in the district at the end of the calendar year preceding the election.

The following table shows the total number of member and independent directorships for 2009 designated by the FHFA for each state in our district for 2009 and the number of director positions filled in our 2008 election of directors.

Voting Jurisdiction	Total Member Directorships for 2009	Total Independent Directorships for 2009	Total Directorships Elected in 2008
Illinois	6	n/a	2
Wisconsin	4	n/a	1
At-Large	n/a	7	7

District Total	10	7	10

The nomination and election of directors was conducted by mail. No in-person meeting of the members was held. An institution was eligible to nominate candidates and vote in the election if it was a stock holding member of the Bank as of December 31, 2007 (the record date for the election). For each of the director positions to be filled, an eligible institution could vote the number of shares of capital stock it was required to hold as of December 31, 2007, except that an eligible institution’s vote for each directorship could not exceed the average number of shares of capital stock required to be held by all of the member institutions in that member’s state as of December 31, 2007. Eligible institutions participating in the election could not consolidate or divide their blocks of eligible votes and were required to

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

submit their voting ballots to us by November 7, 2008 for the member director election and December 12, 2008 for the independent director election.

Our Board of Directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election. The Interim Final Rule issued by the FHFA generally provides that no director, officer, employee, attorney, or agent of an FHLB may communicate in any manner that he or she directly or indirectly supports or opposes the nomination or election of a particular individual for a member directorship except where such person is acting in his or her personal capacity. This restriction does not apply to a person who supports the candidacy of any person nominated by our Board of Directors for election to an independent directorship.

Out of 554 institutions eligible to vote in Illinois for 2 member directors in the 2008 election, 210 participated, casting a total of 2,583,552 votes. Out of 281 institutions eligible to vote in Wisconsin for 1 member director in the 2008 election, 148 participated, casting a total of 713,669 votes. Out of 835 institutions eligible to vote for 7 independent directors in the District, 213 participated, casting a total of 11,367,317 votes.

The following table shows the results of the 2008 member director elections.

Name	Member	Votes for
William R Dodds, Jr. Executive Vice President Term expires: December 31, 2011	The Northern Trust Company Chicago, IL	1,184,693

Richard K. McCord President & CEO Term expires: December 31, 2012	Illinois National Bank Springfield, IL	1,398,859

Thomas L. Herlache Chairman of the Board Term expires: December 31, 2012	Baylake Bank Sturgeon Bay, WI	713,669

The following table shows the results of the 2008 independent director elections.

Name	Votes for	Term Expires December 31,
Diane M. Aigotti	1,559,693	2011
Former Senior Vice President, Chief Risk Officer and Treasurer
Aon Corporation
Chicago, Illinois

Edward P. Brady	1,513,566	2011
President/Owner
Brady Homes and Brady Group
Bloomington, Illinois

James D. Ericson	1,762,846	2013
(Retired) Chairman and CEO
Northwestern Mutual Life
Milwaukee, Wisconsin

Thomas M. Goldstein [2]	1,612,077	2012
Managing Director & Chief Financial Officer
Madison Dearborn Partners
Chicago, Illinois

Dr. Deborah J. Lucas	1,673,714	2012
The Donald C. Clark/HSBC Professor in Consumer Finance
Northwestern University
Evanston, Illinois

Leo J. Ries [1]	1,676,137	2014
Executive Director
Local Initiatives Support Corporation
Milwaukee, Wisconsin

Gregory A. White [1]	1,398,859	2013
President and Chief Executive Officer
LEARN Charter Schools
Chicago, Illinois
[1]	Mr. Ries and Mr. White were elected as public interest directors.
[2]	Mr. Goldstein previously served as a member director from 2005 to 2007.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following member directors continue to serve on the Board:

Member Directors:	Term Expires December 31,
Illinois
P. David Kuhl Chairman of the Board Freestar Bank, N.A. Pontiac, Illinois	2010

Roger L. Lehmann President, CEO and Chairman The Harvard State Bank Harvard, Illinois	2009

Kathleen E. Marinangel Chairman, President and CEO McHenry Savings Bank McHenry, Illinois	2010

Steven F. Rosenbaum Chairman, President and CEO Prospect Federal Savings Bank Worth, Illinois	2009

Wisconsin
E. David Locke Chairman and CEO McFarland State Bank McFarland, Wisconsin	2009

James F. McKenna President and CEO North Shore Bank Brookfield, Wisconsin	2009

Willaim W. Sennholz President and CEO Marshfield Savings Bank Marshfield, Wisconsin	2010

Prior to adoption of the Housing Act, Finance Board regulations set forth the requirements for member directorship nominations. The Interim Final Rule carries forth these requirements with some modifications and sets forth how the various FHLBs will nominate independent directors. FHLBs are not required to use any particular mode of communication to nominate directors, but do so in accordance with FHFA regulations. The FHLB Act requires that a member director be an officer or director of one of the FHLBs’ members. Independent directors must be a bona fide resident of the district in which the relevant FHLB is located.

The Interim Final Rule requires that an FHLB notify each member within its district of the commencement of the election process for member directors and specifies certain information that must be included in the notice e.g., number of directors designated for each voting state in the district, the name of each incumbent director, description of skills and experience needed to be a member director, certain information regarding members and the votes they may cast and a nominating certificate. The rule also specifies certain deadlines, eligibility standards, the requirements for accepting member directorship nominations and other matters.

Any individual that seeks to be an independent director of an FHLB may deliver to the FHLB, on or before the required deadline, an application prescribed by the FHFA that demonstrates that the individual meets the eligibility requirements. Any other interested party may recommend to the FHLB that it consider a particular individual as a nominee for an independent directorship, provided the individual has delivered the required application by the deadline set by the relevant FHLB.

The rule requires each FHLB to identify at least 2 public interest directors to be included among an FHLB’s independent directors. The Board of Directors must also consult with the FHLB’s Advisory Council before nominating any individual for any independent directorship.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our members and former members (under limited circumstances) own our capital stock, and our members elect our directors. We conduct our business almost exclusively with our members. There is no established marketplace for our capital stock and our capital stock is not publicly traded. However, members are permitted to sell or transfer capital stock to other members at par value with the FHFA’s and our approval. For a description of our policies and related regulatory requirements and restrictions regarding capital stock redemptions, see Regulatory Developments on page 17 and Current Capital Rules on page 64.

The par value of our capital stock is $100 per share. As of February 28, 2009, we had 28,256,827 shares of capital stock outstanding, including 4,084,379 shares of mandatorily redeemable capital stock. At February 28, 2009, we had 832 stockholders of record.

Information regarding our dividends, including regulatory requirements and restrictions, is set forth in the Retained Earnings and Dividends section on page 67.

Item 6.	Selected Financial Data

For the years ended December 31,	2008	2007	2006	2005	2004
Selected Statements of Income Data

Interest income	$3,772	$4,479	$4,369	$3,542	$3,209
Net interest income	199	261	416	510	707
Non-interest income (loss)	(192)	3	(37)	(46)	(117)
Non-interest expense	126	131	118	131	122
Assessments	-	35	69	89	135

Income (loss) before cumulative effect of change in accounting principle	(119)	98	192	244	333
Cumulative effect of change in accounting principle [1]	-	-	-	-	41

Net income (loss)	$(119)	$98	$192	$244	$374

Selected Ratios and Data - Annualized
Net income (loss) to average assets	-0.13%	0.11%	0.22%	0.29%	0.41%
Return on average equity	-4.13%	3.10%	5.20%	5.54%	7.88%
Total average equity to average assets	3.15%	3.60%	4.18%	5.21%	5.26%
Non-interest expense to average assets	0.14%	0.15%	0.13%	0.15%	0.14%
Interest spread between yields on interest-earning assets and interest-bearing liabilities	0.10%	0.11%	0.28%	0.42%	0.65%
Net interest margin on interest-earning assets	0.22%	0.30%	0.48%	0.61%	0.79%
Dividends declared [2]	$-	$58	$107	$208	$262
Annualized dividend rate declared	0.00%	2.18%	3.08%	4.94%	6.13%
Dividend payout ratio [3]	0%	59%	56%	85%	70%
[1]

Effective January 1, 2004, we changed our method of accounting for MPF Loan premiums, discounts, and other deferred loan origination fees under SFAS 91, to amortize such amounts as a component of interest income over the contractual life of the MPF Loan instead of over an estimated life.

[2]	During 2008, our Board of Directors did not declare any dividends. See Retained Earnings and Dividends on page 67 for a summary of quarterly dividends paid since 2006.
[3]	The dividend payout ratio in this table equals the dividends declared in the year divided by net income for that year.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31,	2008	2007	2006	2005	2004
Selected Statements of Condition Data
Federal Funds sold and securities purchased under agreements to resell	$1,580	$10,286	$6,470	$6,945	$5,128
Investment securities	19,603	13,285	15,544	10,774	8,853
Advances	38,140	30,221	26,179	24,921	24,192
MPF Loans held in portfolio, net of allowance for loan losses	32,087	34,623	37,944	42,005	46,920
Total assets	92,129	89,027	86,684	85,125	85,563
Total consolidated obligations, net [1]	84,771	81,699	78,893	77,885	77,724
Total liabilities	89,842	85,958	83,588	80,975	80,915
Retained earnings	540	659	619	534	498
Total capital	2,287	3,069	3,096	4,150	4,648

Other Selected Data
Regulatory capital and Designated Amount of subordinated notes	$4,327	$4,342	$4,220	$4,515	$4,801
Regulatory capital to assets ratio [2]	4.70%	4.87%	4.87%	5.29%	5.60%
All FHLBs consolidated obligations outstanding (par) [3]	$1,251,542	$1,189,706	$951,990	$937,460	$869,242
Number of members	816	841	858	881	893
Number of active PFIs [4]	271	266	265	248	232
Headcount (full time)	313	337	450	440	372
Headcount (part time)	8	6	9	6	6
[1]	Total consolidated obligations, net represents the consolidated obligations for which we are the primary obligor.
[2]	Regulatory capital to assets ratio is calculated as follows: regulatory capital and Designated Amount of subordinated notes divided by total assets.
[3]

We are jointly and severally liable for the consolidated obligations of the FHLBs. See Note 14—Consolidated Obligations to the financial statements for further discussion on our joint and several liability.

[4]	Active PFIs are those PFIs that are currently servicing and/or credit enhancing MPF Loans.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2008	2007	2006	2005	2004
Income (loss) before cumulative effect of change in accounting principle	$(119)	$98	$192	$244	$333
Cumulative effect of change in accounting principle	-	-	-	-	41

Net income (loss)	(119)	98	192	244	374
Total assessments	-	35	69	89	135
Interest portion of rental expense [1]	1	1	1	1	1
Interest expense on all indebtedness	3,570	4,217	3,953	3,035	2,502

Earnings, as adjusted	$3,452	$4,351	$4,215	$3,369	$3,012

Fixed charges:
Interest portion of rental expense [1]	$1	$1	$1	$1	$1
Interest expense on all indebtedness	3,570	4,217	3,953	3,035	2,502

Total fixed charges	$3,571	$4,218	$3,954	$3,036	$2,503

Ratio of earnings to fixed charges	n/a [2]	1.03 : 1	1.07 : 1	1.11 : 1	1.20 : 1

[1]	Interest portion of rental expense is 20%, which approximates the imputed interest factor of the operating lease.
[2]	Earnings were insufficient to cover fixed charges by $119 million for 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Statements contained in this annual report, including statements describing the objectives, projections, estimates, or future predictions of management, may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “expects,” “could,” “estimates,” “may,” “should,” “will,” their negatives, or other variations of these terms. We caution that, by their nature, forward-looking statements involve risks and uncertainties related to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in these forward-looking statements and could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; economic and market conditions, including the timing and volume of market activity, inflation/deflation, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral underlying advances to our members; changes in the value of and risks associated with our investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections; changes in our ability or intent to hold mortgage-backed securities to maturity; changes in mortgage interest rates and prepayment speeds on mortgage assets; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; changes in the financial health of our members; competitive forces, including the availability of other sources of funding for our members; changes to our capital structure from a new capital plan resulting from our submission to the Finance Board in response to the C&D

Order; increased expenses for consultant studies related to our risk management policies; our ability to attract and retain skilled employees; changes implemented by our new regulator and changes in the FHLB Act or applicable regulations as a result of the “Housing and Economic Recovery Act of 2008” or otherwise; the impact of new business strategies implementing off-balance sheet capabilities to sell MPF Loans; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements; instability in the credit and debt markets and the effect on future funding costs, sources and availability; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules; and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 23. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Executive Summary

We recorded a net loss of $119 million for 2008 compared to net income of $98 million for 2007. Changes in our approach to certain balance sheet management practices resulted in significant improvements in net interest income in the second half of the year compared to the first half of 2008. However, the other-than-temporary impairment (“OTTI”) charge of $292 million on our private-label MBS portfolio more than offset our earnings from operations.

Advances grew 26% to $38.1 billion at year-end 2008 as we were able to deliver liquidity and funding to members in the midst of volatile credit markets.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Summary of Financial Results

The net loss of $119 million in 2008 is primarily attributable to reduced net interest income and OTTI charges on private-label MBS, which were partially offset by gains on derivative and hedging activities.

•

Net interest income decreased $62 million (24%) to $199 million. However, net interest income improved in the second half of the year resulting from changes in our approach to balance sheet management.

•

We recognized a total of $292 million in OTTI impairment charges on certain private-label MBS. All of these securities were rated AAA or Aaa when we invested in them. Our current estimate of the economic loss associated with the OTTI charges is $8 million; this estimate is subject to reevaluation each quarter based on trends in housing values, delinquency rates, loss severities, changes in interest rates, and anticipated cash flows received from the securities. Both the level of OTTI charges and our estimate of economic loss could change significantly in future quarters.

•

Gains on derivative and hedging activities of $127 million in the third and fourth quarters more than offset losses on derivative and hedging activities of $82 million in the first two quarters of the year, resulting in a gain on derivative and hedging activities of $45 million for the year, compared to a loss of $27 million in the previous year.

Our non-interest expense for the year decreased $5 million from 2007 to $126 million. Compensation and benefits and professional fees decreased $7 million due to staff reductions, expense management, and the conclusion of consulting engagements related to the C&D Order and the merger discussions with the Federal Home Loan Bank of Dallas.

Net Interest Income

The reduction in net interest income from $261 million in 2007 to $199 million in 2008 reflects higher funding costs early in the year associated with the use of higher-cost callable debt to fund the MPF Loan portfolio and the decrease in the general level of interest rates. The continued amortization of prior period hedging costs was partially offset by increases in investment income resulting from our increased authority to invest in MBS and a change in our funding practices to rebalance our debt portfolio. Total investment in agency MBS has increased from $5 billion at year-end 2007 to $13 billion at year-end 2008. Global investor concerns about market uncertainty and credit quality continued, resulting in a preference for shorter-term, higher-quality investments. Our discount notes continued to trade at lower rates relative to LIBOR, reducing short-term funding costs. We rebalanced our debt portfolio through the replacement of some of our higher-cost, longer-term callable debt with shorter-term, lower-cost funding including discount notes. Opportunistic investments in agency MBS and the widening spread between LIBOR and discount notes also contributed to the improvement in net interest income. See Net Interest Income on page 46.

MBS Portfolio

Our annual results were significantly impacted by $292 million in OTTI charges related to certain private-label MBS. The charge is the difference between the carrying value of the securities and their current fair value. We expect to recover the majority of these losses as we receive cash flows from these instruments in the future. Our current estimate of the economic loss on these securities is $8 million. We continue to analyze our private-label MBS portfolio on a security-by-security basis each quarter; the level of future OTTI charges and our estimate of economic loss associated with the MBS portfolio are highly dependent on economic conditions and could increase in future quarters. We have accreted a total of $6 million into net interest income related to previous OTTI charges taken in 2008. See Non-Interest Income (Loss) – Other-Than-Temporary Impairment on page 49.

Hedging Costs

Our derivative and hedging costs relate primarily to hedging our prepayment risk exposure associated with our mortgage assets, principally our MPF Loan portfolio. In general, as interest rates decrease, derivatives economically hedging our mortgage assets increase in value in the short term, resulting in unrealized gains. These gains can be temporary and may reverse in subsequent quarters as losses. If interest rates remain low, our hedging costs generally increase because it becomes more expensive to hedge the prepayment risks associated with our mortgage portfolio. If interest rates increase, our hedging costs generally decrease because the prepayment risks decrease. During the first quarter of 2008, we incurred significant hedging costs associated with our mortgage assets due to a lower mortgage rate environment. Mortgage rates increased during the second and third quarters, resulting in reduced hedging expenses. Interest rate volatility was high during the late part of the third quarter and all of the fourth quarter resulting in hedging gains. Furthermore, mortgage rates and interest rates decreased considerably in the fourth quarter of 2008 resulting in short-term unrealized gains that may reverse in the first quarter of 2009. See Non-Interest Income (Loss) – Derivatives and Hedging Activities on page 49.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Advances and the MPF Program

Advances grew $7.9 billion (26%) from $30.2 billion at year-end 2007 to $38.1 billion at year-end 2008. We were able to provide many of our members with liquidity at a time when access to credit was severely constrained. 82% of our members took out new advances or refinanced maturing advances during 2008. See Statements of Condition – Advances on page 54.

Total MPF Loans held in portfolio were $32.1 billion, a reduction of $2.5 billion (7%) from the $34.6 billion at the previous year-end, consistent with our expectations following our decision not to acquire new MPF Loans for our balance sheet.

Regulatory Developments/Capital Plan Conversion

The Housing Act passed by Congress in July 2008 created the FHFA to oversee the FHLBs, Fannie Mae, and Freddie Mac. See Regulatory Developments on page 17. The FHFA leadership continues to meet regularly with our senior management as well as with the combined leadership of the FHLBs.

Another provision of the Housing Act resulted in the election of seven independent directors who have joined our ten Board members representing member financial institutions in Illinois and Wisconsin. The independent directors are, by statute, unrelated to the membership of the Bank. See Submission of Matters to a Vote of Security Holders on page 36.

In an environment of significant market and earnings uncertainty, we remain committed to implementing a capital conversion plan, but cannot predict when we will receive approval for a new capital plan or when that conversion will occur. However, converting the stock remains a core priority of our management and Board.

Financial Outlook

We remain focused on continuing efforts to improve performance, such as reducing non-interest expense and improving automation and process redesigns that we believe will yield benefits upon completion. In addition, we remain focused on obtaining regulatory approval to convert our capital stock, a crucial first step in restoring liquidity to our stock and restoring our ability to pay a dividend. These efforts are part of our overall plan to return to a consistent financial performance.

Due to the volatility within the financial markets, we continue to grapple with market movements and their impact on our balance sheet. Our future net interest income could be significantly negatively impacted if lower mortgage interest rate priorities recently announced by the Federal Reserve and the Treasury Department result in accelerated prepayments of our mortgage assets and we are forced to replace these higher-yield investments with lower-yield alternatives. However, we have taken active steps to replace these assets and have received a waiver, subject to limitations, of our investment restrictions from the FHFA to purchase asset backed securities that we believe have minimal credit risk. Future OTTI charges and our estimate of economic loss associated with the MBS portfolio are also highly dependent on economic conditions and could increase in future quarters. Furthermore, short-term unrealized hedging gains due to mortgage and interest rate decreases in the fourth quarter of 2008 may reverse in 2009. In addition, our results may be otherwise constrained by economic scenarios and political decisions that are outside our control. See Risk Factors on page 23.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Increase (Decrease) in Net Interest Due to Changes in Volume/Rates

The following table details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, the change due to the combined volume/rate variance has been allocated to rate.

	For the years ended 2008 versus 2007			For the years ended 2007 versus 2006
Increase (decrease) in net interest due to	Volume	Rate	Net Change	Volume	Rate	Net Change
Assets
Federal Funds sold	$(260)	$(170)	$(430)	$127	$1	$128
Total investments	124	(110)	14	45	50	95
Advances	446	(552)	(106)	-	71	71
MPF Loans held in portfolio	(133)	(52)	(185)	(195)	11	(184)

Total interest-earning assets	177	(884)	(707)	(23)	133	110

Liabilities and Capital
Interest bearing deposits	7	(35)	(28)	(10)	4	(6)
Securities sold under agreements to repurchase	-	(42)	(42)	-	7	7
Consolidated obligation discount notes	217	(492)	(275)	(3)	(38)	(41)
Consolidated obligation bonds	(52)	(250)	(302)	(9)	292	283
Mandatorily redeemable capital stock	-	-	-	(4)	(1)	(5)
Subordinated notes	-	-	-	25	1	26

Total interest-bearing liabilities	172	(819)	(647)	(1)	265	264

Net interest income on interest-earning assets before provision for credit losses	$ 5	$ (65)	$ (60)	$ (22)	$ (132)	$ (154)

Average Balances/Net Interest Margin/Rates

The following table details the components of net interest income.

•

Contractual Interest and Yield/Rate are based on average amortized cost balances including premium and discount amortization of $39 million, $42 million and $54 million on MPF Loans during the 12 months ended December 31, 2008, 2007 and 2006.

•

Total Interest and Effective Yield/Rate includes all other components of interest, including net interest payments or receipts on derivatives, SFAS 133 amortization, prepayment fees, and credit enhancement fees.

•	The impact on net interest income related to prior hedging activities is shown separately as SFAS 133 amortization.

•	Non-accrual loans are included in average balances used to determine the yield.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For the year ended December 31, 2008	Average Balance	Contractual Interest		Total Interest	Effective Yield/Rate	SFAS 133 Amortization
		Income/ Expense	Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$6,134	$141	2.30%	$141	2.30%	$-
Investments	16,598	806	4.86%	812	4.89%	-
Advances	34,241	1,259	3.68%	1,165	3.40%	(17)
MPF Loans	33,291	1,763	5.30%	1,654	4.97%	2

Interest Income on Interest Earning Assets	90,264	3,969	4.40%	3,772	4.18%	(15)

Deposits	996	19	1.91%	19	1.91%	-
Securities sold under agreements to repurchase	1,205	56	4.65%	56	4.65%	-
Consolidated obligation discount notes	19,353	401	2.07%	429	2.22%	28
Consolidated obligation bonds	64,681	3,040	4.70%	3,009	4.65%	34
Mandatorily redeemable capital stock	208	-	0.00%	-	0.00%	-
Subordinated notes	1,000	57	5.70%	57	5.70%	-

Interest Expense on Interest Bearing Liabilities	87,443	3,573	4.09%	3,570	4.08%	62

Net interest margin on interest earning assets	$90,264	$396	0.44%	$202	0.22%	$(77)

Interest spread			0.31%		0.10%

Average interest-earning assets to interest-bearing liabilities					103.23%

For the year ended December 31, 2007
Federal Funds sold and securities purchased under agreements to resell	$11,264	$571	5.07%	$571	5.07%	$-
Investments	14,365	798	5.56%	798	5.56%	-
Advances	25,346	1,205	4.68%	1,271	5.01%	26
MPF Loans	35,881	1,898	5.29%	1,839	5.13%	6

Interest Income on Interest Earning Assets	86,856	4,472	5.15%	4,479	5.16%	32

Deposits	863	47	5.45%	47	5.45%	-
Securities sold under agreements to repurchase	1,200	98	8.17%	98	8.17%	-
Consolidated obligation discount notes	14,786	690	4.59%	704	4.76%	13
Consolidated obligation bonds	65,713	3,211	4.89%	3,311	5.04%	21
Mandatorily redeemable capital stock	18	-	0.00%	-	0.00%	-
Subordinated notes	1,000	57	5.70%	57	5.70%	-

Interest Expense on Interest Bearing Liabilities	83,580	4,103	4.91%	4,217	5.05%	34

Net interest margin on interest earning assets	$86,856	$369	0.42%	$262	0.30%	$(2)

Interest spread			0.24%		0.11%

Average interest-earning assets to interest-bearing liabilities					103.92%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For the year ended December 31, 2006	Average Balance	Contractual Interest		Total Interest	Effective Yield/Rate	SFAS 133 Amortization
		Income/ Expense	Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$8,748	$443	5.06%	$443	5.06%	-
Investments	13,508	703	5.20%	703	5.20%	-
Advances	25,354	1,121	4.35%	1,200	4.73%	23
MPF Loans	39,706	2,089	5.26%	2,023	5.09%	13

Interest Income on Interest Earning Assets	87,316	4,356	4.99%	4,369	5.00%	36

Deposits	1,074	53	4.93%	53	4.93%	-
Securities sold under agreements to repurchase	1,200	91	7.58%	91	7.58%	-
Consolidated obligation discount notes	14,846	728	4.82%	745	5.02%	17
Consolidated obligation bonds	65,899	2,921	4.43%	3,028	4.59%	30
Mandatorily redeemable capital stock	161	5	3.11%	5	3.11%	-
Subordinated notes	553	31	5.61%	31	5.61%	-

Interest Expense on Interest Bearing Liabilities	83,733	3,829	4.57%	3,953	4.72%	47

Net interest margin on interest earning assets	$87,316	$527	0.60%	$416	0.48%	$(11)

Interest spread			0.42%		0.28%

Average interest-earning assets to interest-bearing liabilities					104.28%

Net Interest Income

The following table summarizes the trends in the components of our net interest income. Contractual interest includes the amortization of any purchase discount/premium and other fees at inception.

Year ended December 31,	2008	2007	2006
Interest income
Contractual	$3,969	$4,472	$4,356
Interest on derivatives	(135)	55	65
SFAS 133 amortization	(15)	32	36
Accretion on other-than-temporarily impaired investments	6	-	-
Other	(53)	(80)	(88)

Total interest income	3,772	4,479	4,369

Interest expense
Contractual	3,573	4,103	3,829
Interest on derivatives	(65)	80	77
SFAS 133 amortization	62	34	47
Other	-	-	-

Total interest expense	3,570	4,217	3,953

Net interest income
Contractual	396	369	527
Interest on derivatives	(70)	(25)	(12)
SFAS 133 amortization	(77)	(2)	(11)
Accretion on other-than-temporarily impaired investments	6	-	-
Other	(53)	(80)	(88)

Total net interest income before provision for credit losses	$202	$262	$416

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

2008 compared to 2007

The decrease in total net interest income was principally due to the following factors:

Duration and convexity risks arise principally because of the prepayment option embedded in our MPF loans. As a result, in the second half of 2007 and into the first quarter of 2008, we implemented a strategy to fund a portion of the MPF Loan portfolio with longer-term callable debt as previous debt matured to limit interest rate risk exposures. The interest rates of this longer term callable debt, as well as the rates of some of the non-callable debt, were significantly higher than the maturing debt being replaced. This resulted in us earning lower interest spreads during the year ended December 31, 2008 compared to 2007. One of our priorities during 2008 was to rebalance our debt portfolio to reduce interest expense while maintaining a prudent risk management profile. As a result of this priority, and the market’s appetite for shorter-term, high-quality investments, we began to call some of the higher-cost debt when we were able to and have replaced it with lower-cost, shorter-term consolidated obligation bonds and discount notes. In addition, we replaced maturing term debt with short-term discount notes. See Risk Factors on page 23. These efforts contributed to the improved contractual net interest income (which excludes derivatives, SFAS 133 amortization, and other adjustments) during 2008. See Supplementary Data – Selected Quarterly Financial Data (unaudited) on page 96 for the trend in our net interest income.

•

We also hedge our duration and convexity profile by using a combination of derivatives placed in SFAS 133 hedge relationships. As interest rates become more volatile and as our market value of equity decreases, changes in our duration and convexity profile become more volatile. As a result, our level of hedging activity will increase resulting in an increase in hedging costs. In particular, as our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain SFAS 133 hedge relationships were de-designated. This has resulted in SFAS 133 hedging adjustments of consolidated obligations, MPF Loans and amounts in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments continued to negatively impact our net interest income during 2008. We incurred increased net SFAS 133 hedging amortization charges of $77 million in 2008 compared to $2 million 2007. Over the next three years, it is expected that an additional $19 million, $17 million, and $32 million in deferred hedging charges, totaling $68 million, will be amortized as a reduction to net interest income. We continue to evaluate our hedging policies and practices in an effort to lessen the negative impact on future earnings while maintaining a prudent approach to managing our market risk. See Market Risk Exposures on page 92

•

Advances outstanding continued to increase during 2008 compared to 2007, primarily in shorter-term, lower yielding durations as the illiquid credit markets caused an increase in short-term liquidity needs for our members. Although the volume of such advances increased, the lower yield on these advances compared to 2007 contributed to our overall decline in net interest income in 2008 compared to 2007.

As hedge relationships are terminated and the derivative position is unwound, we monitor the SFAS 133 hedging adjustments from closed fair value and cash flow hedges to determine the impact such adjustments will have on net interest income.

The decrease in total net interest income was partially offset by the following:

•

We increased our outstanding Agency MBS, at carrying value, to $13.0 billion as of December 31, 2008 from $5.0 billion as of December 31, 2007, which contributed to an increase in investment interest income. A portion of the funds used for these additional Agency MBS purchases came from funds previously invested in lower-yielding Federal Funds sold. See Investment Securities on page 54.

The reduced loss in the other interest income line to a loss of $53 million in 2008 from a loss of $80 million in 2007 was primarily due to the following:

•	An increase in advance prepayment fees of $18 million in 2008, compared to less than $1 million in 2007.

•

A decline in MPF Loan credit enhancement fees paid to PFIs of $5 million, to $33 million in 2008, from $38 million in 2007. As our MPF Loan balance or the performance of our MPF Loan portfolio declines, credit enhancement fees paid to PFIs may also decline.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•

The decline in the amortization of agent fees on our MPF Loan portfolio to $39 million in 2008, from $42 million in 2007, was due to the decline in MPF Loans outstanding and a moderate rate of prepayment activity. If prepayments increase in 2009, we may experience an increase in agent fees amortized.

2007 compared to 2006

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Income (Loss)

For the years ended December 31,	2008	2007	2006
Non-interest income (loss) -
Trading securities	$18	$22	$(21)
Sale of available-for-sale securities	10	1	(3)
Realized loss on other-than-temporarily impaired securities	(292)	-	-
Derivatives and hedging activities	45	(27)	(28)
Instruments held at fair value option	1	-	-
Early extinguishment of debt	20	-	8
Other, net	6	7	7

Total non-interest income (loss)	$ (192)	$3	$(37)

2008 compared to 2007

Other-Than-Temporary Impairment

During 2008, we recognized other-than-temporary charges on certain private-label MBS investments. The impairment charges are based upon the difference in the carrying value and estimated fair value of the affected MBS, as determined in an illiquid market. The estimated fair value is impacted predominately by the illiquidity in the market (liquidity spread) and secondarily by non-performance (credit spread). Because our intent and ability is to hold these securities until their maturity, we currently estimate that our credit loss exposure is $8 million, which is significantly less than the impairment charges of $292 million we recorded through December 31, 2008. In the event that loan credit performances of these private-label MBS were to suffer further significant deterioration or significant increases in loss severity the expected credit loss could increase significantly, impacting our ability to recover future cash flows in earnings. Subsequent valuations, in light of factors then prevailing, may also result in significant changes in the fair value of our private-label MBS in the future.

In estimating our economic, or credit loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor into our estimated future recovery of expected cash flows. As a result of applying EITF 99-20 (see Note 7 – Investment Securities to the financial statements), a new accretable yield is calculated and amortized over the remaining life of the investment security in a prospective manner based on changes in the amount and timing of estimated future cash flows. We accreted $6 million into net interest income in 2008 related to previous other-than-temporary impairment charges taken in 2008.

Derivatives and Hedging Activities

Non-interest income (loss) is also comprised of net gains or losses from derivatives and hedging activities and net gains or losses on economically hedged trading securities. We hedge our duration and convexity profile by using a combination of derivatives placed in fair value, cash flow, or economic hedge relationships as defined under SFAS 133. We continually evaluate our hedging policies and practices in an effort to minimize the negative impact on future earnings, while maintaining a prudent approach to managing our market risk.

Our results from derivatives and hedging activities, and the change in fair value on our economically hedged trading securities, resulted in a $63 million gain for the year ended 2008, as detailed below:

Fair Value Hedges:

•

Fair value hedges of advances and consolidated obligation bonds resulted in a net loss of $7 million composed of an $11 million hedging gain on advances and an $18 million hedging loss on consolidated obligations. The variability in LIBOR settings, in addition to an increase in transaction costs throughout the year resulted in the net loss. When LIBOR trends lower, the value of the last floating rate setting of the swap rises, which results in a gain on the hedge relationship for advances. The reverse is true for consolidated obligation bonds. LIBOR rates were relatively flat during 2007, limiting the amount of advance and consolidated obligation bond fair value hedge ineffectiveness recognized in that period to a net loss of $2 million.

•	We recorded a loss of $15 million hedging the duration and convexity of a portion of our MPF loans as the options purchased to offset the embedded prepayment option decayed in value.

Cash Flow Hedges:

•

We recorded $15 million in losses from cash flow hedges of consolidated obligations. A net loss of $6 million was recognized into derivatives and hedging activities as a result of hedging costs we incurred in connection with failed forecasted transactions. Additionally, we recognized a total of $9 million in losses in derivatives and hedging activities when we

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

extinguished non-callable bonds prior to their stated maturity dates. The losses had been deferred in Accumulated Other Comprehensive Income (“AOCI”) related to prior cash flow hedges of consolidated obligation bonds.

Economic Hedges

•

Historically we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration and convexity risks associated with a portion of our MPF Loan portfolio. Throughout 2008, we called a large portion of our callable debt and relied more on the use of economic hedges with interest rate derivatives to hedge our MPF Loan portfolio. During 2008, significant interest rate volatility increased the value of these economic hedges, which resulted in a $104 million gain in 2008. Because these MPF Loans were economically hedged, and therefore the MPF Loans were not carried at fair value with changes in fair value reflected in the statement of income, the gains from the derivatives were not offset by losses on the MPF Loans. The 2008 gain was greater than in 2007 because of the significant level of market volatility and decrease in mortgage rates. A portion of these gains is expected to reverse in future periods, dependant upon future market interest rates and hedge termination activity.

•

We hedge a portion of our trading securities economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the changes in fair value on the trading securities. During 2008, the falling interest rate environment caused us to recognize unrealized gains on trading securities of $18 million and losses from the interest rate swaps hedging these securities of $30 million. The market’s flight to quality and related diminishing appetite for agency bonds throughout 2008 caused spreads on agency bonds to widen relative to the swaps hedging these bonds. As a result, the change in fair value of our trading securities would more closely mimic the changes in fair value of the swaps hedging them. This was the case in 2007, during which, we recognized $22 million in gains on trading securities that were offset by losses of $18 million on interest rate swaps hedging these securities.

•

We recorded a $4 million loss on advances economic hedges and a $3 million gain on consolidated obligation hedges during 2008. The losses from economically hedged advances were mainly the result of the ineffectiveness recorded related to the dedesignation of fair value hedge relationships as new derivatives were traded to replace derivatives unwound as part of the settlement with Lehman Brothers. Due to the short-term nature of some of these replacements, economic hedging was elected instead of fair value hedging. The gain on consolidated obligation economic hedges was the result of the decision not to terminate certain derivatives contracts upon the extinguishment of a fair value hedged consolidated obligation bond. Historically we have terminated derivative contracts at the time a consolidated obligation bond was extinguished or transferred; however, in 2008 the economics did not always favor the termination of the derivative in such situations. In 2007, we did not record a gain or loss on economically hedged advances or consolidated obligation bonds.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize the hedge ineffectiveness and economic hedge gains and losses on derivatives and hedging activities recorded as a component of non-interest income (loss):

	2008
For the years ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item -
Advances	$11	$-	$(4)	$7
Consolidated obligations	(18)	(15)	3	(30)
Trading securities	-	-	(30)	(30)
MPF Loans	(15)	-	119	104
Delivery commitments on MPF Loans	-	-	(6)	(6)

Total derivatives and hedging activities	$(22)	$(15)	$82	45

Change in fair value on trading securities				18

Total				$63

	2007
For the years ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item -
Advances	$1	$-	$-	$1
Consolidated Obligations	(3)	-	-	(3)
Investments	-	-	(18)	(18)
MPF Loans	(8)	-	1	(7)
Delivery commitments on MPF Loans	-	-	-	-

Total derivatives and hedging activities	$(10)	$-	$(17)	(27)

Change in fair value on trading securities				22

Total				$(5)

2007 compared to 2006

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss) for 2007 and 2006:

	2007
For the year ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item -
Advances	$1	$-	$-	$1
Consolidated Obligations	(3)	-	-	(3)
Investments	-	-	(18)	(18)
MPF Loans	(8)	-	1	(7)
Delivery commitments on MPF Loans	-	-	-	-

Total derivatives and hedging activities	$(10)	$-	$(17)	(27)

Change in fair value on trading securities				22

Total				$(5)

	2006
For the year ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item -
Advances	$1	$-	$-	$1
Consolidated Obligations	(3)	-	(2)	(5)
Investments	-	-	27	27
MPF Loans	(42)	-	(9)	(51)
Delivery commitments on MPF Loans	-	-	-	-

Total derivatives and hedging activities	$(44)	$-	$16	(28)

Change in fair value on trading securities				(21)

Total				$(49)

Early Extinguishment of Debt

During 2008, we extinguished a portion of our term debt as part of our continued focus on improving net interest margin through the use of lower-cost, shorter-term funding alternatives. Also, the anticipated increase in prepayment activity on our mortgage assets reduced our need for term funding. We recognized a gain of $20 million on early debt extinguishments in 2008, compared to zero in 2007.

Non-Interest Expense

For the years ended December 31,	2008	2007	2006
Non-interest expense -
Compensation and benefits -
Wages	$35	$38	$43
Benefits	11	16	12
Incentive plans	8	9	8
Severance	9	7	1

Compensation and benefits	63	70	64

Professional service fees -
Merger related professional costs	1	1	-
Other professional consultant costs	12	12	11

Professional fees	13	13	11

Amortization and depreciation -
Software	14	17	14
Equipment	1	1	1
Leasehold improvements	1	1	1

Amortization and depreciation	16	19	16

Finance Board and Office of Finance expenses	5	5	5

Other expenses -
Occupancy costs	4	4	4
Office relocation costs	1	-	-
Other operating expenses	24	20	18

Other expenses	29	24	22

Total non-interest expense	$126	$131	$118

2008 compared to 2007

One of our short-term strategic objectives has been to reduce non-interest expenses, the largest of which is compensation and benefits. We have reduced total full-time and part-time staff to 321 employees as of December 31, 2008 from 343 at December 31, 2007, which has led to a

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

reduction in wages of $3 million and benefits of $5 million for the year ended December 31, 2008. However, the wage savings were partially offset by the associated severance cost increase of $2 million during the same period. As we continue to actively re-engineer our business processes and personnel requirements, and reorganize departments to improve service delivery to our members, we may continue to incur such severance charges. However, we expect future period savings as a result. Other operating expenses increased in 2008 primarily due to a decline in gains recognized on the sale of real estate owned.

Additionally, although certain executive officers would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified performance criteria of the plan, following the recommendation of the President and CEO, the Board of Directors exercised its discretion and made no awards under the plan given the Bank’s recent financial performance. This reduced the amount of incentive compensation expense incurred by the Bank in 2008. See Item 11 – Executive Compensation for detail.

2007 compared to 2006

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

Assessments

For the years ended December 31,	2008	2007	2006
Assessments -
Affordable Housing Program	$-	$11	$21
Resolution Funding Corporation	-	24	48

Total assessments	$-	$35	$69

AHP and REFCORP assessments are assessed as a percentage of income before assessments.

For 2008 we had a net loss. As a result, we recorded no assessments. This net loss cannot be carried back and used as a credit against previous assessments paid, nor can it be carried forward and used as a credit against future income.

For 2007 compared to 2006, the decrease in assessments directly corresponds to the reduced net income before assessments.

Statements of Condition

A summary of our statements of condition is shown in the following table. All comparisons in the following narrative in this section are December 31, 2008 to December 31, 2007 unless otherwise stated. We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements for detail.

December 31,	2008	2007	Change
Assets
Federal Funds sold and securities purchased under agreement to resell	$1,580	$10,286	-85%
Investment securities	19,603	13,285	48%
Advances	38,140	30,221	26%
MPF Loans held in portfolio, net	32,087	34,623	-7%
Other assets	719	612	17%

Total Assets	$92,129	$89,027	3%

Liabilities and Capital
Deposits	$757	$1,089	-30%
Consolidated obligation discount notes	29,466	19,057	55%
Consolidated obligation discount bonds	55,305	62,642	-12%
Other liabilities	3,314	2,170	53%
Subordinated debt	1,000	1,000	0%

Total Liabilities	89,842	85,958	5%
Total Capital	2,287	3,069	-25%

Total Liabilities and Capital	$92,129	$89,027	3%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Federal Funds Sold and Securities Purchased under Agreements to Resell

We decreased our outstanding Federal Funds sold and securities purchased under agreements to resell in response to uncertainty in the U.S. and foreign credit markets. We have subsequently returned to the Federal Funds market as an investment alternative for our excess cash but we have limited our exposures to unsecured credit by curtailing dollar and term limits with counterparties. See Unsecured Credit Exposures on page 82 of this Form 10-K.

Investment Securities

We received the temporary authority to purchase additional Agency MBS in 2008. For further detail of this additional purchase authority, see Product Offerings-Investments on page 6. With this expanded authority, we increased our outstanding Agency MBS, at carrying value, to $13.0 billion as of December 31, 2008 from $5.0 billion as of December 31, 2007. For further detail, see Credit Risk – Investments on page 76.

The following table summarizes our investment securities by issuers with a carrying value exceeding 10% of our total capital.

Issuer as of December 31, 2008	Carrying Value	% of Capital	Market Value
Fannie Mae	$8,552	374%	$8,786
Freddie Mac	6,211	272%	6,292
Structured Adjustable Rate Mortgage Loan Trust, Series 2006-2	461	20%	288
Sequoia Mortgage	318	14%	223

Advances

Advances outstanding increased primarily due to increased liquidity needs and demand from our members in an otherwise illiquid credit market. During 2008, 82% of our members took out new advances or refinanced maturing advances. The majority of the new advance growth was in the form of short-term advances maturing in less than one year. At December 31, 2008, 58% of advances outstanding have contractual maturities greater than one year, compared to 68% at the end of 2007.

The following table sets forth the outstanding par amount of advances of the five largest advance borrowers:

	Five Largest Advance Borrowers
December 31,	2008		2007
	Par	%	Par	%
Bank of America [1]	$4,416	12%	$4,116	14%
One Mortgage Partners Corp. [2]	2,900	8%	1,650	5%
Associated Bank, National Association	2,718	7%	n/a	-
M & I Marshall & Ilsley Bank	2,600	7%	2,694	9%
Harris National Association	2,375	6%	2,000	7%
State Farm, F.S.B.	n/a	-	2,175	7%
All Other Members	22,521	60%	17,410	58%

Total advances at par	$37,530	100%	$30,045	100%

[1]

On October 17, 2008, LaSalle Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district.

[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

Subsequent to year-end through February 28, 2009, we have experienced a substantial paydown of advances by our members. As of February 28, 2009, our advances declined by $4.4 billion par value, or 12% from December 31, 2008. These paydowns were due to $2.1 billion of outstanding advances maturing during the first quarter of 2009 related to One Mortgage Partners Corp., a subsidiary of JPMorgan Chase & Co., and $611 million of outstanding advances to PNC Financial Services Group, Inc., formerly MidAmerica Bank, FSB. This trend may continue as former members have outstanding advances that mature and government lending programs and other regulatory pressure cause members to diversify away from our advance products and into other sources of liquidity. See Product Offerings – Competition on page 8.

Collateral Pledged to the U.S. Treasury

As of December 31, 2008, we had provided the U.S. Treasury with a listing of eligible advance collateral totaling $20.0 billion, which would allow maximum borrowings of $17.4 billion under the secured lending facility as further described under Government Sponsored Enterprise Credit Facility on page 58.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, net

Total MPF Loan purchases and fundings were $2.3 billion, $1.5 billion, and $1.6 billion for 2008, 2007, and 2006. Effective August 1, 2008, we no longer enter into master commitments to purchase MPF Loans for our portfolio, except for immaterial amounts of MPF Loans to support affordable housing that are Section 184– Indian Home Loan Guarantee Program and Section 502 – Guaranteed Rural Housing Service loans. Payments and maturities on existing MPF Loans were $5.0 billion, $4.9 billion, and $5.0 billion for the years 2008, 2007, and 2006. We expect our MPF Loan portfolio to decline and this decline is likely to accelerate if government efforts to reduce mortgage rates are successful and rates decline significantly.

The following tables summarize our outstanding MPF Loan balances by product and property type:

	December 31, 2008
MPF Loans by type as of	Medium Term [1]	Long Term [2]	Total
MPF Program Type -
Conventional Loans -
Original MPF	$1,639	$3,967	$5,606
MPF 100	1,608	3,100	4,708
MPF 125	304	725	1,029
MPF Plus	6,106	10,105	16,211
Government loans	230	3,861	4,091

Total par value of MPF Loans	$9,887	$21,758	31,645

Agent fees, premium (discount)			150
Loan commitment basis adjustment			(16)
SFAS 133 hedging adjustments			311
Receivable from future performance CE fees			2
Allowance for loan loss			(5)

Total MPF Loans, net			$32,087

	December 31, 2007
MPF Loans by type as of	Medium Term [1]	Long Term [2]	Total
MPF Program Type -
Conventional Loans -
Original MPF	$1,626	$3,784	$5,410
MPF 100	1,758	3,134	4,892
MPF 125	286	694	980
MPF Plus	7,271	11,263	18,534
Government loans	274	4,277	4,551

Total par value of MPF Loans	$11,215	$23,152	34,367

Agent fees, premium (discount)			177
Loan commitment basis adjustment			(12)
SFAS 133 hedging adjustments			92
Receivable from future performance CE fees			1
Allowance for loan loss			(2)

Total MPF Loans, net			$34,623

[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.

Property Type	2008	2007
Single Family Residence	89%	89%
Two to Four Unit Property	1%	1%
Condominium	4%	4%
Planned Urban Development	6%	6%

Total by property type	100%	100%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize information related to our net premium (discount) and SFAS 133 cumulative basis adjustments on MPF Loans:

Years ended December 31,	2008	2007	2006
Net premium amortization expense	$39	$42	$54
Net amortization expense (income) of closed basis adjustments	(2)	(6)	(13)

As of December 31,
Net premium balance on MPF Loans	$150	$177
Cumulative basis adjustments on MPF Loans [1]	295	80
Cumulative basis adjustments closed portion	(4)	(33)
MPF Loans, par balance	31,645	34,367
Premium balance as a percent of MPF Loans	0.47%	0.52%
[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments and loan commitment basis adjustments.

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

We hedge a portion of our MPF Loan portfolio in accordance with SFAS 133, creating hedging adjustments on MPF Loans. When the hedge relationships are discontinued, any remaining hedge adjustments are amortized into interest income, similar to premiums and discounts. Premiums, discounts, and SFAS 133 hedging adjustments are amortized over the contractual life of the individual MPF Loans which causes variability in interest income as interest rates rise or fall.

If interest rates increase, prepayments on MPF Loans tend to decrease because borrowers are less likely to refinance their existing mortgage loans at a higher interest rate. The inverse is true in a falling rate environment because it becomes more economical for borrowers to refinance their existing mortgage loans. However, in a tightened credit market, borrowers might not be able to refinance even if rates were to go down. As a result, we closely monitor our net premium position and SFAS 133 hedging adjustments. During 2008, average long-term mortgage rates did not change significantly compared to 2007, resulting in no significant change in prepayment activity. However, starting at the end of 2008, market mortgage rates began to decline significantly. MPF Loan prepayments may accelerate, possibly significantly, in 2009. See Risk Factors on page 23.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to changes in fair value of MPF Loans hedged under SFAS 133.

MPF Loan Repurchases

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Set forth below is a table describing PFI repurchases for MPF Loans from us for the years ended December 31, 2008 and 2007:

Year ended December 31,	2008	2007
Conventional MPF Loans -
Quantity repurchased	89	126
Dollar amount repurchased	$6	$7
Average daily balance	$28,971	$31,028
% Repurchased	0.02%	0.02%

MPF Government Loans -
Quantity repurchased	392	582
Dollar amount repurchased	$27	$43
Average daily balance	$4,320	$4,853
% Repurchased	0.63%	0.89%

Other assets

We held excess cash of $130 million directly at the Federal Reserve Bank at December 31, 2008. We also decreased our exposures to unsecured credit by curtailing dollar and term limits with counterparties in response to uncertainty in the U.S. and foreign credit markets and also to invest instead in higher yielding investments. See Unsecured Credit Exposures on page 82 of this Form 10-K.

Deposits

Deposits declined late in 2008 as members withdrew their deposits.

Consolidated Obligation Bonds and Discount Notes

Discount notes increased primarily to fund the increase in advances and purchases of Agency MBS. Due to higher long-term funding costs and the market’s appetite for high quality, short-term investments, we have not funded asset growth through the issuance of long-term consolidated obligation bonds. Maturing consolidated obligation bonds were replaced primarily with discount note issuances.

Other Liabilities

Based on the financial results for the year ended 2008, we have not accrued any additional AHP liability. Amounts currently accrued but not awarded will be awarded in future periods. Based on the 2008 financial results we have also not accrued a liability for REFCORP.

Other liabilities increased due to an increase in mandatorily redeemable capital stock to $401 million from $22 million. See Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements for further detail.

Subordinated Notes

We continue to have $1 billion of subordinated notes outstanding which are scheduled to mature on June 13, 2016.

Total Capital

Total capital decreased $782 million from December 31, 2007 to December 31, 2008. See Capital Resources starting on page 64 for a detailed analysis of the changes in our total capital.

Liquidity, Funding, & Capital Resources

Liquidity

We are required to maintain liquidity in accordance with certain FHFA regulations and with policies established by our Board of Directors.

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

Liquidity Measures

We use three different measures of liquidity as follows:

Overnight Liquidity – During the second quarter of 2008, our Board of Directors revised the level of overnight liquid assets that we are required to maintain each day under our Asset/Liability Management Policy (“ALM Policy”) from 5% of total assets to 3.5% of total assets. Our ALM Policy allows further revisions to this level by our Asset /Liability Committee. Under our revised ALM Policy, overnight liquidity includes money market assets, federal funds and paydowns of advances and MPF Loans with one day to maturity. As of December 31, 2008, we had excess overnight liquidity of $2.4 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

trust companies, or advances with maturities not exceeding five years. As of December 31, 2008, we had excess liquidity of $30.6 billion to support member deposits.

Contingency Liquidity – Finance Board regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a nationally recognized statistical rating organization. Our Asset/Liability Management Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. At December 31, 2008 our contingent liquidity exceeded our liquidity needs by $15.8 billion.

Following is a table that details our excess contingency liquidity as of December 31, 2008. Excess liquidity assumes a “scenario event,” a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue any new consolidated obligations or borrow unsecured funds from other sources (e.g. Federal Funds purchased or customer deposits).

Cumulative Five Business Days Liquidity Measurement

as of December 31,	2008
Liquidity Sources
Contractual maturities cash, Federal Funds sold, resale agreements	$5,632
Maturing advances	175
Investment securities/loans eligible for sale/resale	14,080

Total Sources	19,887

Liquidity Uses and Reserves
Contractual principal payments	2,912
Reserves	1,148

Total Uses and Reserves	4,060

Net Liquidity	$15,827

In addition to the liquidity measures discussed above, the FHFA provided additional guidance, effective March 6, 2009, requiring us to maintain liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we can not access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid and called advances. The second scenario assumes that we can not access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the 5 calendar day contingency liquidity requirement discussed above. The new requirement is designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. For further discussion of how this may impact us, see Risk Factors on page 23.

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

Government Sponsored Enterprise Credit Facility

In addition to the sources of liquidity discussed above, in September 2008, the U.S. Treasury established a lending facility designed to provide secured funding on an as needed basis to the housing GSEs, including the FHLBs. Any extensions of credit under this facility to the FHLBs, or any FHLB, would be consolidated obligations, which are the joint and several liability of all 12 of the FHLBs. In connection with this lending facility, we entered into a Lending Agreement with the Treasury, which is identical to lending agreements entered into by the other 11 FHLBs. The maximum amount of borrowings by any FHLB under

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

the lending facility is based on the amount of eligible collateral, which includes advances and certain MBS, pledged by that FHLB. Each FHLB is required to submit to the U.S. Treasury a list of eligible collateral, updated on a weekly basis. As of December 31, 2008, we had provided the U.S. Treasury with a listing of eligible advance collateral totaling $20.0 billion, which would allow maximum borrowings of $17.4 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, we have not drawn on this facility and we have no immediate plans to access funding through this facility.

Based upon our excess liquidity position described above under Liquidity Measures and the liquidity available to us under our Lending Agreement with the U.S. Treasury, we anticipate remaining in compliance with our liquidity requirements.

Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2008, the FHLB consolidated obligations are AAA/Aaa rated by S&P and Moody’s. Consolidated obligations enjoy GSE status although they are not obligations of the United States and the United States does not guarantee them. The GSE status and favorable credit rating have historically provided us with access to capital markets.

On June 12, 2008, S&P lowered our counterparty credit rating from AA+/A-1+ to AA/A-1+ (long-term/short-term), and replaced the negative credit watch with a stable outlook. The AAA credit ratings of the FHLBs’ consolidated obligations have not been affected by this ratings action and we have not observed any discernable deterioration in consolidated obligation spreads directly attributable to these actions. However, market disruptions have occurred in the GSE funding markets as discussed below.

As of February 28, 2009, our S&P ratings remain unchanged and Moody’s long term rating on our counterparty credit remains at Aaa.

Conditions in Financial Markets

During 2008, the first full year of an ongoing credit crisis that commenced in mid- 2007, our funding market access and funding costs changed markedly as the credit crisis deepened over the course of the year.

During the first quarter of 2008, ongoing deterioration in the credit markets, including the near collapse of Bear Stearns,

and a sharp decline in world equity markets, increased investor anxiety and risk aversion. During the second quarter, significant deterioration in the market value of risk-sensitive assets became more evident as large, multi-national financial services firms reported multi-billion dollar losses from the first quarter and capital-raising efforts. As a result, investor demand increased for short-term, high-quality debt, including that of the FHLB System, during the first half of 2008.

During the third quarter, investor confidence in the capital adequacy of Fannie Mae and Freddie Mac adversely affected their access to the capital markets. As described below, this market unrest also impacted the FHLBs’ issuance of consolidated obligations, which generally are grouped into the same GSE asset class as Fannie Mae and Freddie Mac.

Also during the third quarter of 2008, a series of events affecting the financial services industry resulted in significant changes in the number, ownership structure and liquidity of some of the industry’s largest companies, including, among others, the FHFA Director’s appointment of FHFA to act as conservator for each of Fannie Mae and Freddie Mac, Lehman Brothers Holding Inc.’s petition for bankruptcy, the Federal Reserve Bank of New York’s multi-billion dollar loan to American International Group Inc., Bank of America Corporation’s acquisition of Merrill Lynch & Co., and the receiverships of IndyMac Bank FSB and assisted acquisition of Washington Mutual, Inc. by JP Morgan Chase.

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

The rapid change in the landscape of the financial services industry during the third quarter motivated many investors to assume a defensive posture toward both credit and spread risk. This precipitous decline in investor confidence, coupled with the uncertainty generated by swift and dramatic actions undertaken by the U.S. government led to a “flight to quality” and a preference for shorter-term, high-quality investments. As a result, FHLB discount notes traded at lower rates relative to LIBOR, reducing short-term FHLB funding costs. At the same time, dealer and investor appetite for long-term FHLB debt declined, making long-term funding prohibitively expensive.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Over the course of the third quarter and continuing into the fourth quarter, our funding costs associated with issuing long-term debt rose sharply relative to short-term debt. The steepening slope of the funding curve reflected general investor reluctance to buy longer-term obligations of GSEs, coupled with strong investor demand for short-term, high-quality assets. As long-term investors struggled with price declines of longer-term GSE debt, money market funds provided a strong bid for short-term GSE debt. As such, during the third quarter, we issued short-term discount notes in order to meet this demand.

In October 2008, the FDIC announced an immediately effective program known as the Temporary Liquidity Guarantee Program to guarantee newly issued senior unsecured debt and the unsecured portion of any secured debt issued by participating FDIC-insured institutions as well as participating bank, thrift and financial holding companies subject to certain conditions and limitations. The announcement of the Temporary Liquidity Guarantee Program coincided with another rise in the FHLBs’ funding costs comparable to historical norms relative to LIBOR. For further discussion of the Temporary Liquidity Guarantee Program and its potential impact on us, see Legislative and Regulatory Developments on page 18 and Risk Factors on page 23.

Also in October 2008, the FDIC proposed a rule to lower a banking institution’s risk weight for certain Fannie Mae and Freddie Mac claims, including debentures and mortgage-backed securities, from 20% to 10%. The proposal excluded FHLB System obligations thereby adding to the market perception that FHLB System debt would have a lesser degree of government support if the GSEs were no longer able to honor their debt obligations, which negatively affected FHLB System term debt pricing. Although the comment period has ended, this rule has not yet been finalized. For further discussion of this proposed FDIC rule and its potential impact on us, see Legislative and Regulatory Developments on page 18 and Risk Factors on page 23.

In late November 2008, the Federal Reserve Board announced and commenced an initiative to purchase up to $100 billion of the debt of the housing GSEs, which lead to substantial improvement in FHLB term debt pricing.

It is not possible for us to predict what impact these events and recent U.S. government actions described above may have on our future funding costs and access to liquidity. To the extent that we are unable to obtain longer term funding at acceptable rates and market demand for short term investments continues, we may experience a greater mismatch between our assets and our liabilities, increasing our hedging costs, reliance on the availability of derivative transactions, and degree of derivative counterparty risk in order to effectively manage our exposure to interest rate risk. See Risk Factors on page 23.

Sources of Funding

Although we had a net loss of $119 million for the year ending 2008, our operating activities provided $9 million in net cash flows during 2008. This is because a significant amount of our losses, such as OTTI charges, represent non-cash items. In particular, on a net basis, we had non-cash adjustments of $128 million. Our net cash used in investing activities of $2.5 billion reflects a shift in our investment allocation from Federal Funds sold and MPF Loans to advances and investment securities. Our net cash provided from financing activities of $2.6 billion highlights our shift from longer term consolidated obligation bonds to shorter term discount notes resulting from the increased cost of issuing longer term debt in the distressed economic environment experienced in 2008.

Our total balance outstanding for consolidated obligations increased $3.1 billion at December 31, 2008, compared to December 31, 2007. The increase in consolidated obligations was a result of additional funding required to support member advance demand and maturing long term debt. Deposits decreased $332 million at December 31, 2008, compared to 2007. The change in deposit activity was primarily a result of a reduction in FDIC deposits.

We rebalanced our debt portfolio during 2008 by replacing some of our higher-cost, longer-term callable consolidated obligation bonds with shorter-term lower-cost funding including discount notes, as further discussed below in this section.

We are the primary obligor for the portion of consolidated obligations that are issued on our behalf and for which we receive proceeds. We are also jointly and severally liable with the other 11 FHLBs for the payment of principal and interest on consolidated obligations of all the FHLBs.

Under FHFA regulations, each FHLB, individually and collectively, is required to ensure the timely payment of principal and interest on all consolidated obligations. At the same time, the regulation requires that in the ordinary course of events, each FHLB is responsible for making the payments on all consolidated obligations for which it has received proceeds, which are referred to in the FHFA regulation as its “direct obligations.” If the principal or interest on any consolidated obligation issued on our behalf is not paid in full when due, we may not pay dividends to, or redeem or repurchase shares of capital stock from, any of our members.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The FHFA, in its discretion, may require us to make principal or interest payments due on any of the FHLBs’ consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non–complying FHLB. However, if the FHFA determines that the non–complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine, even in the absence of a default event by the primary obligor.

We have never been called on to repay the principal or interest on any other FHLB’s consolidated obligations. No liability has been recorded for the joint and several liability related to the other 11 FHLBs’ share of the consolidated obligations due to the high credit quality of every other FHLB.

FHFA regulations require that we maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of our consolidated obligations outstanding:

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

•	other securities that are rated "Aaa" by Moody's or “AAA” by S&P.

Any assets subject to a lien or pledge for the benefit of holders of an issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of calculating compliance with this requirement. We were in compliance with this requirement at all times during 2008. At December 31, 2008, the Bank had eligible assets free from pledges of $89.6 billion, compared to its participation in outstanding consolidated obligations of $84.8 billion.

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

The table below summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	2008
December 31, (par value)	Bonds	Discount Notes	Total
FHLB System	$810,424	$441,118	$1,251,542
FHLB Chicago as primary obligor	$55,137	$29,484	$84,621
As a percent of the FHLB System	6.8%	6.7%	6.8%

		2007
December 31, (par value)	Bonds	Discount Notes	Total
FHLB System	$811,354	$378,352	$1,189,706
FHLB Chicago as primary obligor	$64,085	$19,093	$83,178
As a percent of the FHLB System	7.9%	5.0%	7.0%

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

We also participate in the Global Issuances Program. The 5-year and 10-year Global Issuances Program commenced in 2002 through the Office of Finance with the objective of providing funding to FHLBs at lower interest costs than consolidated obligations issued through the Tap issue program or through medium term notes. Consolidated obligations issued under the Global Issuances Program have resulted in lower interest costs because issuances occur less frequently, are larger in size, and are placed by dealers to investors via a syndication process.

We utilized the Global Issuances Program principally as a source of 5-year and 10-year funding for our MPF Loan portfolio. At present, the need to be primary obligor on significant amounts of global debt issuances has greatly diminished as our MPF Loan volume and balances have decreased.

Consolidated obligation bonds constitute the largest portion of our funding. At December 31, 2008, bonds represented 65% of the total consolidated obligations (bonds and notes) outstanding, down from 77% at December 31, 2007. We increased our funding with shorter-term discount notes, consistent with the increase in our short-term assets, such as shorter-term investments, short-term advances, and variable-rate advances. Due to higher long-term funding costs based on the market conditions discussed above, we have funded the growth of our MBS portfolio through the use of shorter-term discount notes in 2008.

At December 31, 2007, we held $25 million of consolidated obligations at fair value and par value of other FHLBs that were purchased from 1995 to 1997. These consolidated obligations matured in 2008 and were classified as investment securities – trading on the statements of condition. We do not intend to purchase any additional consolidated obligations of other FHLBs.

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

Twice weekly, we may also request specific amounts of discount notes with fixed maturity dates ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the selling group. One or more FHLBs may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. We may receive from zero to 100% of the proceeds of the discount notes issued via competitive auction depending on the amounts and costs for the discount notes bid by the underwriters and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance. The majority of our issuances are conducted via the twice weekly auctions.

Our balance in short-term discount notes increased $10.4 billion as of December 31, 2008, compared to December 31, 2007 as we rebalanced our debt portfolio to reduce hedge costs and position ourselves for a potential increase in mortgage asset prepayment activity in 2009. We also increased our short-term discount note issuances due to the advantageous pricing in 2008 relative to longer-term consolidated obligation bonds. Discount notes are a significant funding source for us. We use discount notes to fund shorter-term investments, short-term advances, and variable-rate advances. Discount notes comprised 35% of outstanding consolidated obligations at December 31, 2008.

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

In 2008 we had $20 million in gains on the extinguishment of consolidated obligations, which included a $1 million gain related to debt transfers to other FHLBs. These gains were partially offset by $9 million in losses on derivatives and hedging activities for these bonds. We recognized no gain in 2007 and $8 million in gains in 2006.

Subordinated Notes

Under the FHLB Act, no FHLB is permitted to issue individual debt unless it has received approval from the Finance Board. As approved by the Finance Board, on June 13, 2006, we issued $1 billion of subordinated notes which mature on June 13, 2016. The subordinated notes were rated Aa2 by Moody’s and AA- by S&P at the time of issuance. On June 12, 2008 S&P lowered its credit rating on our subordinated notes to A+. On February 2, 2009, Moody’s placed our subordinated notes on review for possible downgrade. As of February 28, 2009, the ratings by S&P have remained unchanged at A+ and Moody’s remains unchanged at Aa2 but on watch status for possible downgrade.

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

Senior liabilities do not include our existing and future liabilities related to payments of junior equity claims (payments to, and redemptions of shares from, holders of our capital stock are referred to as “junior equity claims”) and payments to, or redemption of shares from, any holder of our capital stock that is barred or required to be deferred for any reason, such as noncompliance with any minimum regulatory capital requirement applicable to us. Also, senior liabilities do not include any liability that, by its terms, expressly ranks equal with or junior to the subordinated notes. Pursuant to the regulatory order approving the issuance of subordinated notes, we will not make any payment to, or redeem shares from, any holder of capital stock that we are obligated to make, on or after any applicable interest payment date or the maturity date of the subordinated notes unless we have paid, in full, all interest and principal due in respect of the subordinated notes on a particular date.

Also pursuant to the regulatory order approving the issuance of subordinated notes, in the event of our liquidation or reorganization, the FHFA shall cause us, our receiver, conservator, or other successor, as applicable, to pay or make provision for the payment of all of our liabilities, including those evidenced by the subordinated notes, before making payment to, or redeeming any shares of, capital stock issued by the Bank, including shares as to which a claim for mandatory redemption has arisen.

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

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2008 we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

Deposits

We accept deposits from our members, institutions eligible to become our members, institutions for which we are providing correspondent services, other FHLBs, and other government instrumentalities such as the FDIC. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to deposits see Liquidity Measures on page 57.

The table below presents the maturities for our term deposits, all of which were in denominations of $100,000 or more:

December 31,	2008	2007
By remaining maturity -
3 months or less	$12	$114
Over 3 months but within 6 months	15	-
Over 6 months but within 12 months	2	-

Total	$29	$114

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

Our members are permitted to sell or transfer capital stock to other members at par value with approval from the FHFA and us. Our capital stock is redeemable at the option of a member on a six month written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements and the OS Director has approved the redemption, as required by the C&D order and further discussed below. Members that withdraw from membership must wait five years before being readmitted.

Pursuant to the C&D Order we entered into with the Finance Board on October 10, 2007, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the OS Director, who may approve our request for such approval if he determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations.

On July 24, 2008, the Finance Board amended the C&D Order to allow us to repurchase or redeem capital stock from members purchased in connection with new advance borrowings when advances are repaid and a member’s required capital stock amount decreases. In implementing the C&D Order amendment, we have established a capital stock “floor” for each member as of the close of business on July 23, 2008, which is the amount of capital stock held by each member at that time. To the extent that a member’s stock purchases after this date cause the member’s total capital stock balance to exceed this floor, the member will be able to redeem this incremental capital stock if it later becomes excess stock. When we perform our annual recalculation of a member’s stock requirement based on its mortgage assets, a new floor will be calculated based on the old floor capital stock base amount plus any amount of incremental capital stock required to be purchased as a result of this recalculation. New members will be assigned a capital stock floor at the time they purchase the required membership capital stock.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) requires us to create a new capital structure, as further discussed in GLB Act Requirements below. Until such time as we fully implement a new capital plan, the following capital rules remain in effect.

Minimum Regulatory Capital Requirements

We are currently subject to minimum regulatory leverage and other regulatory capital requirements pursuant to FHFA capital regulations and the C&D Order. For a discussion of these minimum regulatory capital ratio and regulatory capital stock plus subordinated notes requirements see Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements.

In connection with our regulatory approval to issue subordinated notes we are permitted to include a percentage of the outstanding principal amount of the subordinated notes (“Designated Amount”) in determining compliance with our regulatory capital ratio, minimum regulatory capital stock and Designated Amount of subordinated notes requirement, and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities, and unsecured credit, subject to phase-outs beginning in the sixth year as set forth in Note 15 – Subordinated Notes to the financial statements.

Interim Final Rule on Capital Classifications

Effective January 30, 2009, the FHFA promulgated an interim final rule on capital classifications and critical capital levels for the FHLBs, under which we are adequately capitalized. For further discussion see Legislative and Regulatory Developments – Interim Capital Rule on page 19.

GLB Act Requirements

We are required to implement a new capital plan under the GLB Act. Once we implement a new capital plan, we will be subject to post-GLB Act regulatory leverage ratio and risk-based capital requirements. The Finance Board originally approved our capital plan on June 12, 2002. While under the Written Agreement with the Finance Board, we delayed implementation of a new capital plan until a time mutually agreed upon between us and the Finance Board. As required by the C&D Order we submitted a capital plan and implementation strategies in February 2008 to provide for the conversion of our capital stock under the GLB Act. Neither the Finance Board nor the FHFA have taken action to approve the plan. In an environment of significant market and earnings uncertainty, we remain committed to implementing a capital conversion plan, but cannot at this time predict when that conversion will occur.

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

The FHFA’s rule implementing the GLB Act defines total capital for regulatory capital purposes as the sum of our permanent capital, plus the amounts paid in by our members for Class A capital stock, plus the amount of any general allowance for losses and the amount of other instruments identified in the capital plan that the FHFA has determined to be available to absorb losses incurred. The FHFA’s rule defines permanent capital as the amount paid-in for Class B stock, plus the amount of retained earnings, as determined in accordance with GAAP.

Once we implement our new capital plan and subject to any applicable transition provisions, we will be subject to a 5% minimum leverage ratio based on total capital, which includes a 1.5 weighting factor applicable to permanent capital to total assets, and to a 4% minimum total capital to total assets ratio that does not include the 1.5 weighting factor applicable to permanent capital (which may be increased by the FHFA with respect to an individual FHLB). In addition, after implementing our new capital plan and subject to any applicable transition provisions, we will be subject to a risk-based capital requirement, that will require us to maintain permanent capital in an amount equal to the sum of a credit risk capital requirement, market risk capital requirement and operations risk capital requirement (which may be increased by the FHFA with respect to an individual FHLB).

Under the GLB Act and the FHFA rule, there is no specified date by which we must implement our capital plan. The FHFA may approve a capital plan that includes a transition provision that would allow a period of time, not to exceed three years, during which an FHLB must increase its total capital and permanent capital to levels that are sufficient to permit the FHLB to comply with its minimum leverage capital requirement and its minimum risk-based capital requirement. Under the FHFA rule, if an FHLB will not be in compliance with the minimum leverage requirement and the risk-based capital requirement as of the effective date of its capital plan, the FHLB must maintain compliance with the Regulatory Leverage Limit and include in its capital plan a description of the steps it will take to achieve compliance with the total capital to assets requirement, the minimum leverage ratio and the risk-based capital requirements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

When the FHLB has achieved compliance with these requirements, the Regulatory Leverage Limit will cease to apply to the FHLB. See Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements for a definition of Regulatory Leverage Limit.

The subordinated notes would not qualify as permanent capital under the FHFA’s rule implementing the GLB Act, and the regulatory approval of our issuance of the subordinated notes does not address any potential inclusion of the subordinated notes in the calculation of total capital under a new capital plan. There is no assurance that we would receive regulatory approval to include some or all of the outstanding subordinated notes in calculating compliance with the leverage requirements of the GLB Act under a new capital plan.

Capital Amounts

Total capital, which includes capital stock, retained earnings and AOCI, decreased $782 million for the year ended December 31, 2008, as compared to December 31, 2007. Capital stock decreased $275 million or 10%. We reclassified $390 million of capital stock to mandatorily redeemable capital stock related to member mergers and withdrawals. We also issued $115 million of capital stock, primarily due to the statutory requirement that members must purchase capital stock equal to the greater of 1% of their mortgage related assets or 5% of their outstanding advances. For a table summarizing our concentration of capital stock by member, see Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements.

On October 17, 2008, LaSalle Bank N.A. was merged into Bank of America, N.A., and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district. Its capital stock of $230 million, representing 8% of our regulatory capital stock balance at December 31, 2008, was reclassified to mandatorily redeemable capital stock as of October 17, 2008 and has not yet been redeemed.

MidAmerica Bank, FSB became ineligible for membership due to an out-of-district merger with National City Bank, effective February 9, 2008. Its capital stock of $146 million, representing 5% of our regulatory capital stock balance at December 31, 2008, was reclassified to mandatorily redeemable capital stock at that time and has not yet been redeemed. Effective December 31, 2008, National City Corporation merged with PNC Financial Services Group, Inc.

Prior to redeeming capital stock, Bank of America, N.A. and PNC Financial Services Group, Inc. will need to satisfy all outstanding obligations to us, including payment of outstanding advances that mature in various terms ranging from 9 days to over 6 years as of December 31, 2008. If the current minimum aggregate regulatory capital stock and subordinated notes requirement is in effect at the time Bank of America and/or PNC Financial Services Group seek to redeem its stock, we may need to seek a modification to such requirement if our current capital stock levels have not sufficiently increased to meet the minimum requirement after such redemption or we have not reduced our outstanding assets. Any such redemption would be subject to certain restrictions, including approval by the OS Director.

As of December 31, 2008 and 2007 voluntary capital stock was 17% and 20% of our regulatory capital plus Designated Amount of subordinated notes. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. Voluntary capital stock at December 31, 2008, was 7 million shares above required membership capital stock. As member advances have increased voluntary capital stock has decreased due to the requirement that members hold capital stock at least equal to 5% of their outstanding advances.

During the third and fourth quarters of 2008, we redeemed $4 million in excess capital stock from 7 members as permitted under the C&D Order, as amended on July 24, 2008 as further discussed in Current Capital Rules on page 64.

As discussed in Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements, we have met all of our minimum capital requirements for 2008 and 2007. The C&D Order has, and may continue to, negatively impact our results of operations. Requirements to maintain a higher capital ratio than the regulatory required level of 4.0% restricts our ability to purchase additional investments, which may reduce our earnings and returns on equity compared to what we would otherwise be able to earn in the absence of the C&D Order.

As of December 31, 2008, $401 million representing capital stock of 16 members was subject to redemption because of 4 voluntary membership withdrawal requests and 12 terminations due to mergers or other membership terminations. Prior to the expiration of the six month notice period for voluntary withdrawals, and upon request from merging members, we will submit a request to the OS Director to approve related capital stock redemptions. Prior to April 24, 2008, we redeemed $7 million of capital stock from five members as permitted by the OS Director. Subsequent to that date through December 31, 2008, the OS Director has denied requests to redeem capital stock

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

totaling $14 million in connection with 11 membership withdrawals or other membership terminations from the Bank. See Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements for further details. We cannot predict when we will be permitted to resume such capital stock redemptions. See Regulatory Developments on page 17.

From January 1, 2009 through February 28, 2009, we received one notice of an out-of-district merger and no notices of withdrawal from membership. Also during this period, the membership of three members was terminated when those members were placed in receivership by the FDIC and then merged with government financial assistance into three other institutions. We reclassified $8 million of capital stock to mandatorily redeemable capital stock during this time period. We expect the consolidation within the financial services industry affecting our members to continue throughout 2009.

Historical redemption requests may not be indicative of future redemption requests and also may not be indicative of the potential impact on our future capital position once the restriction on capital stock redemptions is lifted.

Retained Earnings and Dividends

Our Board of Directors may declare and pay dividends in either cash or capital stock. Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the OS Director. Although we currently have in effect a Retained Earnings and Dividend Policy, the policy has been effectively superseded by our regulatory requirements.

In addition to the restrictions under the C&D Order, we may not pay dividends if we fail to satisfy our liquidity requirements under the FHLB Act and FHFA regulations. See Liquidity Measures on page 57.

Due to our net loss for 2008, we did not retain earnings or declare dividends. In an environment of significant market and earnings uncertainty, we remain committed to implementing a capital plan conversion as a crucial first step in restoring our ability to pay a dividend. See GLB Act Requirements on page 65. We cannot at this time predict when that conversion will occur or when we may resume paying dividends.

The following table is a summary of prior quarterly dividend amounts and annualized rates as declared and paid in the quarter subsequent to the period earned, excluding dividends reclassified as interest expense per FAS 150:

Quarter in which paid	2008		2007		2006
	$	%	$	%	$	%
First	$-	-	$21	3.10%	$28	3.00%
Second	-	-	18	2.80%	28	3.10%
Third	-	-	19	2.80%	28	3.10%
Fourth	-	-	-	-	23	3.10%

Total	$-	-	$58	2.18%	$107	3.08%

Credit deterioration and illiquidity in the mortgage markets may continue to negatively impact our MBS portfolio. We recognized a $292 million other-than-temporary impairment charge on certain private-label MBS during 2008. We believe that future impairments of the MBS portfolio are possible, but cannot predict when or if such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. As of December 31, 2008, we had retained earnings of $540 million.

Accumulated Other Comprehensive Income

The unrealized loss in AOCI increased by $388 million in 2008. This increase primarily resulted from the falling interest rate environment’s negative effect on interest rate swaps being used to hedge the cash flows associated with the issuance of discount notes. Specifically, as LIBOR fell throughout 2008, a significant temporary loss on these interest rate swaps was recorded and deferred in AOCI, excluding any amounts that represent hedge ineffectiveness. Provided the hedge relationship is not discontinued, the unrealized loss amounts deferred in AOCI will reverse to zero as the hedge relationship nears maturity, or sooner if LIBOR rises. If the hedge relationship is discontinued, but it is expected that the originally hedged cash flows will still occur, the amount deferred in AOCI will be reclassified into interest expense by using the level yield method over the life of that original hedge relationship. If the originally hedged cash flows are not expected to occur, the amount of loss being deferred in AOCI would be immediately recognized as a loss in derivatives and hedging activities. See Note 22 – Derivatives and Hedging to the financial statements for more details on this hedging strategy.

Off Balance Sheet Arrangements

See Note 2 – Summary of Significant Accounting Policies to the financial statements for our accounting policies regarding off-balance sheet arrangements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Standby letters of credit are executed with members for a fee. If we are required to make a payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Notional amounts of outstanding standby letters of credit were $857 million and $501 million at December 31, 2008 and 2007. We do not expect to be required to make advances under these outstanding letters of credit and have not had to do so in the three years ended December 31, 2008.

We only record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. However, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. This guarantee is not reflected on our statements of condition. The par value of outstanding consolidated obligations for the 12 FHLBs, including those held by us, totaled $1.252 trillion at December 31, 2008, and $1.189 trillion at December 31, 2007. Accordingly, should one or more of the FHLBs be unable to repay their primary obligation under the consolidated obligations, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. For additional information regarding the consolidated obligations, see Note 14 – Consolidated Obligations to the financial statements.

We are required to pay 20% of our net earnings (after reduction of our AHP obligation) to REFCORP to support payment of part of the interest on bonds issued by REFCORP. We must make these payments to REFCORP until the total amount of payments made by all FHLBs is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2013. Additionally, the FHLBs must set aside annually for AHP the greater of $100 million or 10% of the current year’s pre-assessment net earnings. See Note 16 – Assessments to the financial statements for details on the accounting for assessments in the event of a loss.

Contractual Cash Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Commitments for future cash expenditures primarily include the following obligations:

Credit-Risk Related Guarantees

Each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all of the FHLBs. As a result, if one or more of the FHLBs are unable to repay the consolidated obligations for which they are the primary obligor, we may be called upon to repay all or part of such obligations, as determined and approved by the FHFA. We consider the joint and several liability as a related party guarantee meeting the scope exception for initial recognition and initial measurement of the liability of the guarantor’s obligations pursuant to FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Accordingly, we do not recognize an initial liability for our joint and several liability at fair value under FIN 45. However, we assess on a quarterly basis whether to accrue a liability related to our joint and several liability under SFAS 5, “Accounting for Contingencies”. Specifically, we would accrue an estimated loss attributable to the fact that we are jointly and severally obligated for consolidated obligations of other FHLBs when both of the following conditions are met:

•	Information available prior to issuance of the financial statements indicates that it is probable a liability had been incurred at the date of the financial statements and

•	The amount of loss can be reasonably estimated.

We do not believe we need to accrue a liability for our joint and several liability as of December 31, 2008 based on the current status of the payment/performance risk related to our joint and several liability to other FHLBs. In particular, we do not believe information exists that indicates that it is probable a liability for our joint and several liability have been incurred as of December 31, 2008 for the following reasons:

•	The FHFA Director has not notified us that we would be required to assume or pay the consolidated obligation of another FHLB.

•

We evaluate other FHLB’s commitment to make payments by taking into account their ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the operating performance of the FHLB. A primary indicator of a FHLB’s ability to pay is its Systems Ranking filed as part of its regulatory filings. Based on a review of the System Rankings filed by the other 11 FHLBs through December 2008, certain FHLBs are experiencing negative earnings; however such negative earnings do not necessarily translate into an inability to pay their obligations. Specifically, negative earnings resulting from non-cash charges such as other-than-temporary impairment on investment securities are not necessarily indicative of insufficient cash flows from which to pay an FHLB’s obligations.

•	In September 2008, the U.S. Treasury established a lending facility designed to provide secured funding on an as needed basis to the housing GSEs, including the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

FHLBs. For further discussion see Liquidity – Government Sponsored Enterprise Credit Facility on page 58. This lending facility represents an additional source of funding to all FHLBs that can be used to repay their existing consolidated obligations prior to the FHFA requiring other FHLBs to pay under their joint and several liability. As of December 31, 2008, FHLBs have not drawn on this facility, which we believe supports the conclusion that the other FHLBs have the ability to repay their consolidated obligations.

Purchase Agreements

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, agree to purchase, at the request of the applicable authority, and hold the authority’s bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. They range in terms from 5 years to 10 years, with the longest to expire no later than 2014, though some are renewable at our option. Total commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $139 million and $214 million and for the Illinois Housing Development Authority were $29 million and $36 million at December 31, 2008 and 2007.

Other Commitments and Contingencies

We have delivery commitments which unconditionally obligate us to purchase or sell MPF Xtra Loans, generally for periods not to exceed 45 business days. Such delivery commitments are recorded as derivatives at their fair values in the statements of condition.

We have made commitments that legally bind and unconditionally obligate us to incur further software license renewal fees for maintenance and upgrades.

We enter into bilateral collateral agreements and execute derivatives with major banks and broker-dealers. As of December 31, 2008, we had pledged securities as collateral with a carrying value of $998 million to our derivative counterparties, which they can sell or repledge.

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on us. Lease agreements for services and equipment are of immaterial amounts.

The Pension Protection Act of 2006 (“PPA”), a comprehensive reform package that aims to simplify and transform the rules governing pension plan funding and operation, has not significantly impacted our funding requirements. Our Pension Plan year runs from July 1 to June 30. We funded $4 million in 2008. We were underfunded by approximately 3% or $1 million at July 1, 2008 with respect to our current liability through the end of the 2008-2009 plan year. We plan to fund an additional $5 million in 2009 for the 2008-2009 plan year.

	Contractual Payments Due by Period
As of December 31, 2008	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Consolidated obligation bonds	$13,782	$14,923	$9,833	$16,599	$55,137
Interest payments on consolidated obligation bonds	2,423	3,511	2,373	4,825	13,132
Securities sold under agreements to repurchase	-	800	400	-	1,200
Interest payments on securities sold under agreements to repurchase	54	109	1	-	164
Subordinated notes	-	-	-	1,000	1,000
Interest payments on subordinated notes	57	114	114	143	428
Standby bond purchase agreements	85	83	-	-	168
Mortgage loan purchase commitments	347	-	-	-	347
Capital leases	-	1	1	-	2
Operating leases	5	11	3	-	19
Mandatorily redeemable capital stock	217	166	13	5	401
Software license renewal	2	3	2	-	7

Total contractual cash obligations	$16,972	$19,721	$12,740	$22,572	$72,005

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

Other-Than-Temporary Impairment

We apply SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”) as amended by FSP FAS115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, (“FSP FAS 115-1”) to determine whether our investment securities have incurred OTTI. We determine whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis. Specifically, we perform an OTTI assessment for all of our AFS and HTM investment securities that have a fair value of less than amortized cost. We also determine whether OTTI has occurred if it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of an investment security not impaired at acquisition.

We apply a three step process to determine and account for OTTI for our AFS and HTM investment securities. This process is summarized below.

Step 1 – OTTI Assessment

We assess impairment on each individual AFS or HTM investment security. Under Step 1, an AFS or HTM investment security is considered impaired if its fair value is less than its amortized cost. If an AFS or HTM investment security is assessed as impaired, then Step 2 is applied to determine if impairment recognition is appropriate.

Step 2 – OTTI Recognition Determination

Determination of whether losses are other-than-temporary often involves estimating the outcome of future events. Accordingly, judgment is required in determining whether factors exist that indicate an impairment loss has been incurred at the end of the reporting period. These judgments are based on subjective as well as objective factors, including knowledge and experience about past and current events and assumptions about future events.

In this regard, we weigh several indicators that include, but are not limited to:

•	our ability and intent to hold the investment securities until maturity or until anticipated recovery of fair value, whichever is applicable;

•	the duration and severity of the unrealized loss;

•	the nature of the event or events that gave rise to the impairment;

•	and other relevant factors.

If we conclude that impairment of an individual private-label MBS is only temporary based primarily on projections of future cash flows, those cash flows must be sufficiently specific to the individual securities and/or to deal-specific collateral assumptions, rather than on assumptions of broad classes of similar loans (e.g., all subprime or Alt-A loans). The analysis also takes into account the actual performance of the specific private-label MBS collateral to date with regard to assumptions of future credit performance. This analysis projects cash flows based on probability of default and loss given default assumptions. In addition, this analysis projects prepayments, delinquency and default rates, expected loss severities, and interest rates, while factoring in the underlying collateral and credit enhancement. If the analysis does not support a realizable value equal to or greater than the private-label MBS carrying value, we recognize OTTI.

Step 3 – OTTI Accounting

If we determine that other-than-temporary impairment exists, we account for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. Specifically, the investment security is written down to fair value which becomes its new cost basis, any deferred amounts related to such securities are written off, and a realized loss is recognized in non-interest income (loss). As of the measurement date, a new accretable yield is calculated on the impaired security, which is amortized over the remaining life of the investment security in a prospective manner based on the amount and timing of future estimated cash flows and is re-evaluated quarterly.

In addition, if an investment security has a current credit rating below AA and it has been previously written down due to other-than-temporary impairment, we subsequently apply EITF 99-20, as amended by EITF 99-20-1. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations—FSP EITF 99-20-1 to the financial statements.

SFAS 157 Fair Value

Also see Note 23 – Fair Value to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

SFAS 157 – In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which established a common framework for measuring fair value under GAAP and expanded fair value measurement disclosures.

We adopted SFAS 157 effective January 1, 2008, except for certain nonfinancial assets and nonfinancial liabilities. There was no initial effect of adoption on our financial statements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP was effective beginning with our September 30, 2008 financial statements. The FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

FSP FAS 157-3 clarifies that even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, the FSP also clarifies that it is not appropriate to automatically conclude that any transaction price is representative of fair value – that is, a transaction price may not represent an exit price resulting from an orderly transaction. Critical factors to determine whether an active or inactive market exists at the transaction level include, but are not limited to, the following:

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

•

Quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if such quotes are not reflective of orderly transactions between willing market participants. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence.

We use internal pricing models to value our private-label MBS portfolio with vintages between 2005 and 2007. We believe these models are more representative of fair values then their values provided by third party pricing services. Specifically, we believe that the ongoing credit deterioration in the mortgage market, in combination with the large price variability between third party pricing services across prime interest-first, subprime and Alt-A sectors, a widening of bid-ask spreads, low volume and evidence of distressed sales, supports the continued use of our internal models to determine the fair value of our private-label securities for these vintages. Our internal models use an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.

Internal models were used for these instruments because there has been a specific review of the projected underlying cash flows, including loss severity, roll-rates and default rates for which we are able to refine our estimate of fair value to reflect a situation whereby an active market existed at the balance sheet date. The internally modeled values reflect our expectations of future cash flows after accounting for appropriate non-performance and liquidity risk premiums existing in the current market.

We believe the most relevant inputs to measuring the fair value of these instruments are default rates, loss severity and delinquency trends. Inputs are determined based on relative value analysis, which incorporates comparisons to instruments with similar collateral and risk profiles, including

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

relevant indices such as the ABX. The ABX is an index that tracks the performance of subprime residential mortgage bonds. The methodology utilized to determine our non-performance, prepayment, and liquidity risk assumptions is described below.

Implied Spread used to Value 2005-2007 Subprime and Alt-A Portfolios

The ABX index is comparable in performance by vintage to our subprime portfolio. More specifically, its estimated loss and historical loss experience is similar to that of our subprime portfolio. The ABX index prices are market observable inputs. Our subprime securities are predominately 3-year average life securities which are closer in structure to the Pen AAA index.

•	We derive an implied spread, which is used to calculate our fair values, for both the Pen AAA and ABX indices with a combination of security-level prepayment curves, default curves and severities.

•

The Alt-A sector does not have a trading index as does the ABX market and we identified large discrepancies between pricing vendors on these securities. Because Alt-A securities have deteriorated in quality to more closely behave as subprime securities, we chose to use the same ABX spread level as we did above for subprime securities for our Alt-A sector securities.

Implied Spread used to Value 2005-2007 Prime- Interest First Portfolios

There is no traded index (e.g., ABX indices) for prime-interest first securities. The majority of interest first securities in our portfolio were originated in 2006. The implied spread used for these securities was based on comparable spreads obtained or observed from dealers and third parties.

The estimated fair value determined by us, our pricing services, and the estimated fair value range we considered for our prime interest-first, subprime and Alt-A investment securities that are carried at fair value at December 31, 2008 in our financial statements, either on a nonrecurring or recurring basis, are as follows:

	Estimated fair value	Range of pricing service values
Vintage		Min	Max
2006 AFS - Recurring	$102	$72	$153
2006 HTM - Non-Recurring	227	223	233

2006 Total	$329	$295	$386

Use of Pricing Services

We obtain information from a third party pricing service to value our investment securities and we use an additional third party pricing service as a validation of our fair values; however, as discussed above, we did not use our pricing service’s fair values for a portion of our private-label MBS portfolio at December 31, 2008. For those securities which we valued using our pricing service, we did not make any adjustments to these estimated fair values. Outlined below are the estimated fair values by investment type and fair value hierarchy level:

Investment Type	Estimated fair value	Fair Value Hierarchy Level
Trading	$866	2

AFS (Using pricing service)	$2,038	2
AFS (Using pricing service)	2	3
AFS (Modeled)	102	3

Total AFS	$2,142

Derivative Instruments – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We, and each derivative counterparty, have collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition at December 31, 2008 and December 31, 2007.

Controls over Valuation Methodologies

Senior management, independent of our investing and treasury functions, is responsible for our valuation policies. The Asset and Liability Committee approves fair value policies, reviews the appropriateness of current valuation methodologies and policies, and reports significant policy changes to the Risk Management Committee of the Board

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

of Directors. The Audit Committee of the Board of Directors oversees the controls over these processes including the results of independent model validation where appropriate.

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

Accounting for Derivatives

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

Statement 133 Hedge Accounting – In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. We prepare formal contemporaneous documentation at the inception and designation of a hedging relationship. Our formal documentation identifies the following:

•	Our risk management objectives and strategies for undertaking the hedge.

•	The nature of the hedged risk.

•	The derivative hedging instrument.

•	The hedged item or forecasted transaction.

•	The method we will use to retrospectively and prospectively assess the hedging instrument’s effectiveness.

•	The method we will use to measure the amount of hedge ineffectiveness into earnings.

•	Where applicable, relevant details including the date or period when a forecasted transaction is expected to occur.

We formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods. We use regression analysis to assess the effectiveness of our hedges, with the exception of certain cash flow hedging relationships of anticipated transactions, which utilize dollar value offset.

We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, we assess

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

hedge effectiveness using the shortcut method. Under the shortcut method we periodically review each hedge relationship to ensure that none of the terms of the interest rate swap and hedged item (as defined by SFAS 133, paragraph 68) have changed. Provided that no terms changed, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. If all the criteria are met, we apply the shortcut method to a qualifying fair value hedge when the relationship is designated on the trade date of both the interest rate swap and the hedged item (for example, advances or consolidated obligation bonds are issued), even though the hedged item is not recognized for accounting purposes until the transaction settles (that is, until its settlement date), provided that the period of time between the trade date and the settlement date of the hedged item is within established conventions for that marketplace.

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

For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded in AOCI, until earnings are affected by the variability of cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge is recognized in derivatives and hedging activities.

Amounts recorded in AOCI are reclassified to interest income or expense during the period in which the hedged transaction affects earnings, unless (a) occurrence of the forecasted transaction will not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month period of time, in which case the amount in AOCI is immediately reclassified to earnings, or (b) we expect at any time that continued reporting of a net loss in AOCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction (and related asset acquired or liability incurred) in one or more future periods. In such cases a loss is immediately reclassified into derivatives and hedging activities for the amount that is not expected to be recovered.

Discontinuance of Statement 133 Hedge Accounting – We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) a hedged firm commitment no longer meets the definition of a firm commitment.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding as an economic hedge, we will carry the derivative at its fair value on the statements of condition and will recognize further changes in the fair value of the derivative as non-interest income in derivatives and hedging activities, until the derivative is terminated. We account for discontinued fair value and cash flow hedges as follows:

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into net interest income over the remaining life of the hedged item using the level-yield method.

For cash flow hedges that are discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two month period of time thereafter), any related gain or loss that was in AOCI is recognized as non-interest income in derivatives and hedging activities.

For cash flow hedges that are discontinued for reasons other than the forecasted transaction will not occur, we begin reclassifying the AOCI adjustment to net interest income when earnings are affected by the original forecasted transaction.

Economic Hedge Accounting – For economic hedges, changes in fair value of the derivatives are recognized as non-interest income in derivatives and hedging activities. Because these derivatives do not qualify for hedge accounting, there is no fair value adjustment to an asset, liability or firm commitment. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows.

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

Accounting for Failed Forecast of Anticipated Debt Transactions – During 2008, an anticipated issuance of 15 year fixed-rate consolidated obligation bonds did not occur because of unfavorable market conditions where longer-term debt spreads widened relative to the assets being funded, making such issuance cost prohibitive. We did not view this first non-occurrence as a pattern that would taint our ability to enter into future cash flow hedges of other longer-term debt strategies. Also during 2008, in light of the market reaction to the U.S. Government’s intervention into the financial markets, we deemed it was "probable" that we would not issue certain 3 and 10 year fixed-rated consolidated obligation bonds as anticipated. We viewed this second non-occurrence as a taint of our ability to enter into cash flow hedges for long-term fixed-rate consolidated obligation bonds until we can reliably forecast that it is probable that longer-term fixed-rate consolidated obligation bonds will be issued as scheduled and have demonstrated the capability to make reliable forecasts over a six month period. During the year-ending 2008, we reclassified $6 million from AOCI into losses from derivatives and hedging activities related to these failed forecasted transactions.

Risk Management

Operational Risk

Operational Risk is the risk of direct or indirect loss resulting from the failure of internal processes, people, or systems, or from external events. We have established comprehensive risk assessment and management activities, financial and operating polices and procedures, and appropriate insurance coverage to mitigate the likelihood of, and potential losses from, such occurrences.

Governance and Control Activities

The Board of Directors has established bank-wide policies governing operational risk, which include an Enterprise Risk Management Policy and an Operational Risk Management Policy. Primary oversight responsibility for operational risk is vested with our management level Sarbanes-Oxley Steering Committee. Responsibilities of this committee include, but are not limited to, oversight to internal controls and procedures in compliance with the Sarbanes-Oxley Act of 2002, oversight for the risk assessment process, event process, end-user computing, operational aspects of new business activities, as well as the analysis and mitigation of any operational loss. This committee monitors the performance of these operational activities by reviewing management reporting from the accountable business manager on a periodic basis as defined in the Operational Risk Management Policy or other bank procedures. Also, the committee monitors the effectiveness of operational controls through the reporting of metrics, critical operational losses and events, and a quarterly certification of operational and financial internal controls.

Our Chief Risk Officer provides periodic reports to both the Audit Committee and the Risk Management Committee of the Board of Directors.

Our operating policies and procedures include controls to ensure that system-generated data is reconciled to source documentation on a regular basis. In addition, the Information Technology Department has responsibility for managing system security throughout the Bank, and reports regularly to our Executive Team and the Technology Committee of the Board on security issues.

Risk Assessment

Our Chief Financial Officer is in charge of the Financial Information Group and is responsible for compliance with the Sarbanes-Oxley Act of 2002. Although the Financial Information Group’s responsibility is separate from the Risk Management Group, the two groups work together to provide a holistic risk assessment framework that drives

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

consistency and uniformity across the Bank, supports certification requirements, and maintains an inventory of key risks and controls (operational and financial) that are managed by business process owners. The corresponding key risks and controls are used as baselines for internal audits, risk assessments, and quarterly certification of operational and financial internal controls.

The Operational Risk Management Department creates the risk assessment framework to be performed by the business process owners on an annual basis. Business process owners communicate the risks, risk mitigants, and progress for each of our 14 key processes. In addition, an executive summary is prepared to identify the most critical and pervasive issues affecting us along with the action plans taken to address the issues. The Operational Risk Management Department ensures each risk assessment discusses key risks to the business process, the effectiveness of the risk management practices performed, and a rating that summarizes the overall risks of each business process. The results of the annual risk assessment are reported to the Executive Team, the Board of Directors, and the FHFA.

The Internal Audit Department also performs risk and control assessments as part of its audits, and either verifies the quality of the risk and control environment, or may recommend additional areas for action.

Business Continuity

In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of business interruption. We operate a full back-up facility at a separate location with the objective of being able to fully recover all critical activities intra-day. In addition, we are party to a reciprocal arrangement with the FHLB of Dallas to recover operations supporting traditional banking activities. Both the FHLB of Dallas and our off-site recovery plans are subject to periodic testing.

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through advances to our members, commitments to make advances, MPF Loans, mortgage insurance providers, derivatives counterparties, and issuers/guarantors of investment securities and Federal Funds sold. We have established policies and procedures to limit and help monitor our exposures to credit risk.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying value of our investment securities portfolio by credit rating as of December 31, 2008 is shown in the following table.

As of December 31, 2008	Government	Lowest Long Term Rating					Short Term Rating	Unrated	Total
		AAA	AA	A	BBB	Below Investment Grade	A-1 or Higher
Non-Mortgage Backed Securities:
Government-sponsored enterprises	$1,796	$-	$-	$-	$-	$-	$-	$-	$1,796
State or local housing agency obligations	-	1	47	-	-	-	-	7	55
Small Business Administration / Small Business Investment Companies	567	-	-	-	-	-	-	-	567

Total non-MBS	2,363	1	47	-	-	-	-	7	2,418

Mortgage Backed Securities:
Government-sponsored enterprises	12,963	-	-	-	-	-	-	4	12,967
Government-guaranteed	21	-	-	-	-	-	-	-	21
Private-label	-	1,911	143	865	641	326	-	7	3,893
MPF Shared Funding	-	294	10	-	-	-	-	-	304

Total MBS	12,984	2,205	153	865	641	326	-	11	17,185

Total investment Securities December 31, 2008	$15,347	$2,206	$200	$865	$641	$326	$-	$18	$19,603

September 30, 2008	$14,303	$3,569	$688	$230	$19	$93	$1,599	$12	$20,513
June 30, 2008	9,702	4,168	326	116	26	82	2,167	12	16,599
March 31, 2008	7,796	4,596	236	66	40	-	200	12	12,946
December 31, 2007	6,924	5,112	65	-	-	-	1,172	12	13,285

As noted in the following table, we classify our private-label mortgage-backed securities as prime, subprime or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security at origination.

Category	Majority of Underlying Mortgage Loans	Description of Mortgage Loans Underlying the Security and Security Features
Prime	Prime	Mortgage loans meet the criteria of Ginnie Mae, Fannie Mae, or Freddie Mac and the securities have credit protection in the form of a guarantee from the U.S. government, in the case of Ginnie Mae, or a guarantee from Fannie Mae or Freddie Mac.

	Prime Fixed Rate/ Adjustable Rate	First-lien mortgage loans that typically conform to “prime” credit guidelines but with a balance that exceeds the maximum allowed under programs sponsored by Ginnie Mae, Fannie Mae or Freddie Mac.

	Interest First – Prime Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, but may allow for principal deferment for a specified period of time.

Alt-A	Alternative Documentation Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime" credit guidelines, although the LTV ratio, loan documentation, occupancy status, property type, loan size, or other factors causes the loan not to qualify under standard underwriting programs. Typically includes less-than-full documentation.

Subprime	Home Equity Asset-Backed	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan to value ratios.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the credit ratings of our private-label MBS with gross unrealized losses.

Credit Rating as of December 31, 2008	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency %
Private-label MBS backed by Prime Loans:
AAA-rated	$1,401	$1,401	$(425)	7%
A-rated	686	686	(228)	11%
BBB	477	450	(143)	12%
Below Investment Grade	58	37	-	11%

Total Prime	2,622	2,574	(796)	9%

Private-label MBS backed by Alt-A Loans:
AAA-rated	147	88	(12)	37%
AA-rated	57	56	(29)	29%

Total Alt-A	204	144	(41)	34%

Private-label MBS backed by Subprime Loans:
AAA-rated	460	434	(126)	35%
AA-rated	123	115	(27)	44%
A-rated	193	179	(49)	43%
BBB	218	193	(92)	41%
Below Investment Grade	470	289	(72)	47%
Unrated	6	6	(1)	-

Total Subprime	1,470	1,216	(367)	41%

Total Private-label MBS	$4,296	$3,934	$(1,204)	21%

The following table shows the recent credit downgrades within our private-label MBS portfolio subsequent to December 31, 2008 through March 13, 2009. The investment ratings are based on the lowest rating from S&P, Moody’s, or Fitch.

	Ratings Agency Actions since December 31, 2008 through March 13, 2009
	Downgraded from AAA				Downgraded from AA		Downgraded from A				Total Downgraded
	To AA		To Below Investment Grade		To Below Investment Grade		To BBB		To Below Investment Grade		Carrying Value	Fair Value
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Private-label MBS :
Prime	$-	$-	$47	$30	$-	$-	$11	$9	$32	$23	$90	$62
Alt-A	-	-	74	74	28	28	-	-	-	-	102	102
Subprime	46	37	-	-	21	16	-	-	-	-	67	53

Total	$46	$37	$121	$104	$49	$44	$11	$9	$32	$23	$259	$217

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the par value of our private-label MBS categories by interest rate type.

As of December 31,	2008			2007
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label MBS:
Home Equity Loans
Subprime	$-	$1,470	$1,470	$-	$1,650	$1,650

Total Home Equity Loans	-	1,470	1,470	-	1,650	1,650

Private-label Residential MBS-
Prime	21	2,509	2,530	32	2,850	2,882
Alt-A	-	204	204	-	238	238

Total Private-label Residential MBS	21	2,713	2,734	32	3,088	3,120

Private-label Commercial MBS-
Prime	82	10	92	135	24	159

Total Private-label Commercial MBS	82	10	92	135	24	159

Total Par Value	$103	$4,193	$4,296	$167	$4,762	$4,929

The following table shows the fair value of our private-label MBS as a percentage of par value, by vintage year of securitization:

	Fair Value as a % of Par Value By Year of Securitization
Private-label MBS by year of securitization:	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Prime
2006	66%	78%	92%	92%	100%
2005	64%	72%	85%	78%	99%
2003 and prior	93%	98%	100%	93%	102%

Total Prime Loans	68%	79%	92%	92%	100%

Alt-A
2006	51%	82%	57%	64%	94%
2004	49%	86%	91%	97%	100%

Total Alt-A Loans	51%	82%	57%	65%	94%

Subprime
2007	34%	55%	78%	83%	85%
2006	53%	75%	79%	78%	90%
2005	86%	91%	96%	97%	98%
2004	69%	81%	90%	89%	99%
2003 and prior	70%	81%	86%	82%	98%

Total Subprime Loans	58%	78%	82%	82%	92%

Total Private-label MBS	64%	79%	87%	87%	97%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our private-label MBS categories underlying collateral performance and credit enhancement statistics by vintage year of securitization.

As of December 31, 2008	Original Weighted Average Credit Support %	Weighted Average Credit Support %	Minimum Current Credit Support %	Weighted Average Collateral 60+ Days Delinquent
Private-label MBS by year of securitization
Prime
2006	11%	12%	9%	9%
2005	14%	16%	16%	16%
2003 and prior	6%	27%	2%	2%

Prime Total	11%	13%	2%	9%

Alt-A
2006	18%	19%	15%	35%
2004	7%	20%	19%	14%

Alt-A Total	18%	19%	15%	34%

Subprime
2007	23%	35%	35%	35%
2006	23%	35%	16%	43%
2005	23%	49%	21%	40%
2004	45%	63%	30%	9%
2003 and prior	42%	59%	23%	22%

Subprime Total	23%	37%	16%	41%

Total Private-label MBS	16%	22%	2%	21%

The following table shows the weighted average 60+ day delinquency rates for our private-label residential MBS.

As of December 31, 2008	Prime	Alt-A	Subprime	Average Delinquency 60+ Days as of:
				December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Delinquency 60+ days by year of securitization:
2007	n/a	n/a	35%	35%	27%	21%	18%	13%
2006	9%	35%	43%	21%	18%	15%	12%	10%
2005	16%	n/a	40%	35%	35%	33%	29%	21%
2004	n/a	14%	9%	11%	11%	11%	10%	10%
2003 and prior	1%	n/a	22%	5%	10%	10%	9%	8%

n/a = not applicable

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

To derive the additional other-than-temporary impairment charges shown below, we adjusted our severity and default assumptions by negatively shocking them 10%, 20% and 30% from our base case assumptions. The following table shows the results of that stress test scenario for our private-label residential MBS portfolio:

				Additional OTTI Loss Recognized Under Assumption Shocks of:
As of December 31, 2008	Par Value	Amortized Cost	Fair Value	10%	20%	30%
Private-label MBS by Year of securitization:
Prime-
2006	$2,433	$2,384	$1,615	$-	$(160)	$(160)
2005	47	47	30	-	-	(17)
2003 and prior	142	143	133	-	-	-

Total Prime	2,622	2,574	1,778	-	(160)	(177)

Alt-A-
2006	201	141	102	(29)	(39)	(39)
2004	3	3	2	-	-	-

Total Alt-A	204	144	104	(29)	(39)	(39)

Subprime-
2007	10	9	3	-	-	-
2006	1,218	970	642	(17)	(40)	(204)
2005	200	197	173	(1)	(1)	(5)
2004	10	10	7	-	-	-
2003 and prior	32	30	23	-	-	-

Total Subprime	1,470	1,216	848	(18)	(41)	(209)

Total Private-label MBS	$4,296	$3,934	$2,730	$(47)	$(240)	$(425)

As of December 31, 2008 and December 31, 2007, we had at carrying value $13 million and $30 million of private-label MBS and local housing agency obligations that are guaranteed by the following monoline insurance companies, along with their lowest credit rating as of March 13, 2008: Financial Security Assurance, Inc. (rated AA), Financial Guaranty Insurance Corp. (rated CCC), MBIA (rated B), or AMBAC (rated BBB). The securities have been impacted by the guarantors’ credit deterioration. The fair value of these securities was $11 million and $29 million as of December 31, 2008 and December 31, 2007. We have not taken an other-than-temporary impairment charge on these securities as we expect to collect all principal and interest payments as due, and the underlying securities’ performance is not currently reliant on the performance of the monoline insurer.

The following table shows our monoline guaranteed securities by year of securitization:

As of December 31, 2008	Carrying Value	Unrealized Losses
By year of securitization
2004	$4	$-
2003 and prior	9	(2)

Total	$13	$(2)

Our private-label MBS portfolio has continued to be impacted by increased delinquencies and loss severities due to the credit deterioration in the U.S. mortgage markets. As a result, certain securities experienced credit rating downgrades or have been placed on negative credit watch subsequent to December 31, 2008.

Other-Than-Temporary Impairment

We performed an impairment analysis of our investment portfolio as of December 31, 2008 to determine the recoverability of all principal and interest contractually due based on the securities’ underlying collateral, delinquency and default rates and expected loss severities. We actively monitor the credit quality of our private-label MBS, and evaluate our potential credit risk exposure. Based on this analysis we determined that there was an other-than-temporary impairment related to certain private-label MBS in our AFS and HTM portfolios. As a result, in the twelve months ended December 31, 2008, we recognized an other-than-temporary impairment charge of $292 million. Securities impaired in the fourth quarter are carried at fair value on a non-recurring basis. These securities had a fair value of $230 million at December 31, 2008. Securities impaired in previous quarters, but not in the fourth quarter, were carried at amortized cost at December 31, 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The impairment charges are based upon the difference in the carrying value and estimated fair value of the affected MBS, as determined in an illiquid market. The estimated fair value is impacted predominately by the illiquidity in the market (liquidity spread) and secondarily by non-performance (credit spread). Because our intent and ability is to hold these securities until their maturity, we currently estimate that our credit loss exposure is $8 million, which is significantly less than the impairment charges of $292 million we recorded through December 31, 2008. In the event that loan credit performances of these private-label MBS were to suffer further significant deterioration or significant increases in loss severity the expected credit loss could increase significantly, impacting our ability to recover future cash flows in earnings. Subsequent valuations, in light of factors then prevailing, may also result in significant changes in the fair value of our private-label MBS in the future.

In estimating our economic, or credit loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor into our estimated future recovery of expected cash flows. As a result of applying EITF 99-20 (see Note 7 – Investment Securities to the financial statements), a new accretable yield is calculated and amortized over the remaining life of the investment security in a prospective manner based on changes in the amount and timing of estimated future cash flows. We accreted $6 million into net interest income in 2008 related to previous other-than-temporary impairment charges taken in 2008.

MBS Geographic Concentration

At December 31, 2008, 40% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of our portfolio.

At December 31, 2008, we had concentration risk with respect to certain servicers servicing the mortgage assets that collateralized our private-label MBS. Wells Fargo Bank, N.A. (includes Wachovia) was servicing 25% of this portfolio, Countrywide Home Loans, Inc. and Countrywide Home Loan Servicing, LP (collectively, "Countrywide") was servicing 15% and Barclays Capital (includes Lehman Brothers) was servicing 10%.

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

During 2008, credit markets experienced unprecedented volatility following the bankruptcy filing of Lehman Brothers Holding Inc. and the Federal Reserve Bank of New York’s multi-billion loan to American International Group, Inc. A loss of confidence in the market triggered a global contraction of liquidity precipitating government interventions in Europe and the United States. As a result of these uncertain markets, we lowered our exposure to unsecured credit by curtailing dollar and tenor limits with counterparties. For those counterparties that we continue to utilize for short-term investing, we are closely monitoring financial information including their equity price changes and market-implied ratings.

The table below shows our unsecured credit exposure to counterparties (excluding the U.S. government, and U.S. government agencies and instrumentalities) and maturities of our Federal Funds, certificates of deposit, and commercial paper holdings:

Carrying Value as of	Counterparty Credit Ratings			Total
December 31, 2008	A-1+/P-1	A-1/P-1	A-2/NA
Unsecured credit exposure	$691	$395	$-	$1,086
Maturities:
Overnight	$-	$395	$-	$395
2-30 days	691	-	-	691

Advances

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

At December 31, 2008, members had pledged a total of $552 million (unpaid principal balance) of CFI collateral, of which $188 million (unpaid principal balance) of collateral is utilized to secure $94 million of advances. The CFI collateral amounts pledged in excess of the amounts required to cover existing advances is available (after application of the borrowing capacity percentage) for potential future advances.

Under our collateral guidelines, members may pledge mortgage loans and MBS that could include subprime and Alt-A mortgage loans. For collateral purposes, we define subprime mortgage loans as loans originated by a member or its affiliate under a segregated Subprime Lending Program, as defined by our members’ regulators. Alt-A mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases. As part of the credit review process, we may require more collateral or limit or restrict members from pledging subprime and Alt-A mortgage loans or subprime and Alt-A mortgage MBS as collateral, if we determine that a member has a concentration of them in its pledged collateral.

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

Members are required to pledge collateral to us in amounts sufficient to secure all credit outstanding (for example: advances, letters of credit, MPF credit enhancement, and derivatives), in accordance with our collateral guidelines. We apply a discount factor to the fair value of securities and the unpaid principal balance of each other type of collateral in order to determine the collateral loan value against which a member may borrow or take credit.

We are required under the FHLB Act to obtain sufficient collateral to fully secure advances. The estimated value of the collateral required to secure each member's obligations is calculated by applying collateral discounts, or haircuts, to the par value of the collateral, except for securities for which the discount is applied to the fair value. At December 31, 2008 and 2007, we had rights to collateral with an estimated value determined in accordance with our collateral policies that is greater than our outstanding advances. See Risk Factors – Credit Risk – Advances on page 31. We have never suffered a credit loss on advances to members and we have no members that are past-due or on non-accrual status. Based on our current assessment of our member credit exposure, we do not believe that an allowance for losses on our advances is necessary at this time.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table describes the collateral loan values on the types of collateral we accept on advances.

Type of Collateral	Collateral Loan Value
U.S. Treasury and government agency debt obligations [1]	97%
1-4 Family agency MBS/CMO	95%
Private-label MBS and CMO	50% - 80%
1-4 Family mortgages	60% - 85%
Multi-family mortgages	60% - 70%
Community financial institution, home equity loans & lines and other eligible collateral	50%
[1]

Includes government agency securities issued by GSEs including Fannie Mae, Freddie Mac, other FHLBs, Ginnie Mae, the Farm Services Agency, the Small Business Administration, the Bureau of Indian Affairs, and the United States Department of Agriculture. Borrowing capacity for securities collateral is based on the current fair value of the securities.

The following table provides an estimate of the total collateral loan value pledged to secure outstanding credit to members:

As of December 31, 2008	Collateral loan value	Advances outstanding to members
Top 5 members	$21,108	$15,009
All other members	29,855	22,521

Total	$50,963	$37,530

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

MPF Loans Credit Enhancement Structure

Overview

FHFA regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for loan losses. In our role as MPF Provider, we analyze the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s LEVELS®, a third party provider model, in order to determine the required amount of credit enhancement for a loan to be acquired and held as an investment by an MPF Bank (“MPF Program Methodology”).

The MPF Bank and PFI share the risk of credit losses on conventional MPF Loan products, other than the MPF Xtra product, by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. The MPF Bank is obligated to incur the first layer of credit losses not absorbed by the borrower’s equity and after any primary mortgage insurance (“PMI”). This layer is called the first loss account (“FLA”). The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. The PFI’s credit enhancement obligation (“CE Amount”) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a AA rated mortgage-backed security and the initial FLA (which is zero for the Original MPF product). The CE Amount may be either a direct obligation of the PFI or a supplemental mortgage insurance (“SMI”) policy paid for by the PFI, in either case covering a portion of the credit losses arising from the master commitment.

Under the MPF Program, the PFI’s credit enhancement protection ("CEP Amount") may take the form of the CE Amount and/or the PFI may contract for a contingent performance based credit enhancement fee (“CE Fee”). Under FHFA regulations, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances from the MPF Bank are collateralized. The PFI’s obligations with respect to MPF Loans are secured along with other obligations of the PFI under its regular advances agreement with the MPF Bank and further, that the MPF Bank may request additional collateral to secure the PFI’s obligations.

CE Fees compensate PFIs for assuming credit risk and may or may not be performance based depending on the MPF product. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans. To the extent that losses in the current month exceed performance based CE Fees accrued, the remaining losses may be recovered from future performance CE Fees payable to the PFI. CE Fees are

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

recorded as an offset to mortgage loan interest income when paid by us. Credit enhanced conventional MPF products were designed to allow for periodic resets of the CE Amount.

Loss Allocation

Except for the MPF Xtra product, credit losses on conventional MPF Loans not absorbed by the borrower’s equity in the mortgaged property, property insurance or PMI are allocated between the MPF Bank and PFI as follows:

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

Under the MPF Xtra product PFIs sell MPF Loans through the MPF Program infrastructure and we concurrently sell these assets to Fannie Mae as a third party investor. Because PFIs are not required to provide a CE Amount under the MPF Xtra Product, they are not paid CE Fees. MPF Loans sold under the MPF Xtra product are required to meet the eligibility requirements for the MPF Program. In addition, PFIs generally retain the right and responsibility for servicing these MPF Loans just as they do for the other MPF products.

With respect to participation interests, MPF Loan losses allocable to the MPF Bank are allocated amongst the participating MPF Banks pro ratably based upon their respective participation interests in the related master commitment. For a description of the risk sharing by participant MPF Banks see MPF Loan Participations on page 13.

Setting Credit Enhancement Levels

The PFI’s CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount of credit enhancement needed for the master commitment to have a rating equivalent to a “AA” rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based CE Fees that would be payable to the PFI.

The conventional MPF Products with CE Amounts were designed to allow for periodic resets of the CE Amount for each master commitment because the balance of MPF Loans is reduced over time due to amortization and repayment and because credit risk diminishes as LTVs decrease with amortization and with property appreciation. The amount of credit enhancement necessary to maintain our risk of loss equivalent to the losses of an investor in an “AA” rated mortgage-backed security for any master commitment is less both when the outstanding balance of the MPF Loans are reduced and the borrowers’ equity grows in the MPF Loans remaining in a master commitment over time.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the reset of PFIs’ direct CE Amounts during the periods indicated. 96 master commitments are scheduled to be reset during 2009.

	Number of Master Commitments Reset	MPF Loan Amount Originally Funded	Original PFI Direct CE Amount	Outstanding MPF Loan Balance as of December 31, 2008	Reset PFI Direct CE Amount as of December 31, 2008
Year ended December 31, 2008	$52	$14,911	$40	$1,321	$6

In determining the estimated rating for master commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we can either hold additional retained earnings against the related master commitments in accordance with the AMA regulations or purchase SMI to upgrade the estimated rating of the master commitment to the equivalent of an “AA” rated mortgage-backed security. At December 31, 2008, we elected to hold additional retained earnings with respect to these master commitments of $93 million.

For MPF Plus, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of December 31, 2008 and 2007, the outstanding balance of MPF Plus Loans for which the PFIs have obtained SMI coverage was $13 billion and $18 billion. The amount of SMI coverage provided against losses was $225 million and $434 million at December 31, 2008 and 2007. The reduction in coverage was due to the resetting of SMI policies, the cancellation of SMI policies for master commitments where the outstanding balance of the MPF Loans is less than 10% of the initial funded balance, and the cancellation of certain SMI policies effective May 31, 2007, where the amount of coverage required for these polices decreased and we determined that the polices were no longer beneficial. Depending upon the amount of the CE Fees paid to the PFI, the PFI may or may not have any direct liability on the CE Amount. See Concentration Risk – Mortgage Guaranty Insurance Provider Concentration on page 88 for a discussion of our rights under MPF Plus if an SMI provider is downgraded.

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of a decline in credit quality of the related MPF Loans.

Credit Enhancement Fees

The structure of the CE Fee payable to the PFI depends upon the product type selected, though no CE Fee is payable under the MPF Xtra product as the PFI has no CE

Amount under that product. For Original MPF, the PFI is paid a monthly CE Fee between 0.07% and 0.11% (7 to 11 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the master commitment.

For MPF 100 and MPF 125, the PFI is paid a monthly CE Fee between 0.07% and 0.10% (7 and 10 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the master commitment. The PFI’s monthly CE Fee is performance based, in that it is reduced by losses charged to the FLA. For MPF 100, the CE Fee is fixed for the first two or three years of a master commitment and thereafter becomes performance based. For MPF 125, the CE Fee is performance based for the entire life of the master commitment.

For MPF Plus, the PFI is paid a monthly CE Fee of 0.13% or 0.14% (13 or 14 basis points) per annum, which is split into fixed and performance based portions. The performance based portion of the CE Fee is typically 0.07% (7 basis points) per annum of the aggregate outstanding balance of the MPF Loans in the master commitment. The performance based CE Fee is reduced by losses charged to the FLA and is paid one year after accrued. The fixed portion of the CE Fee is typically 0.06% or 0.07% (6 or 7 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the master commitment. The fixed CE Fee is lower for master commitments without a direct PFI CE Amount.

At December 31, 2008 and 2007, the amount of FLA remaining for losses, excluding amounts that may be recovered by the withholding of performance CE Fees, was $328 million and $319 million. Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs. For the years ended December 31, 2008, 2007, and 2006, of the $33 million, $37 million and $41 million of total CE Fees incurred by us, $16 million, $19 million and $22 million were performance-based. The total volume of MPF Loans purchased or funded by us for each MPF product by period is detailed in Note 9 – MPF Loans Held in Portfolio.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Government Loan Fees

For MPF Government Loans, the PFI provides and maintains insurance or a guaranty from the applicable government agency (i.e., the FHA, VA, RHS, or HUD). The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government Loans. For master commitments issued prior to February 2, 2007, the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum of the outstanding aggregate principal balance of the master commitment. This amount is in addition to the customary 0.44% (44 basis points) per annum servicing fee that continues to apply for master commitments issued on or after February 2, 2007, and that is retained by the PFI on a monthly basis, based on the outstanding aggregate principal balance of the MPF Government Loans.

Credit Risk Exposure

Our credit risk on MPF Loans, except for MPF Loans sold to Fannie Mae under the MPF Xtra product, is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s CEP Amount. Under the MPF Program, the PFI’s CEP Amount may include contingent performance based CE Fees and the CE Amount. See Credit Enhancement Fees on page 86. The PFI Agreement requires any portion of the CE Amount that is a PFI’s direct liability to be collateralized and provides for all obligations arising under the PFI Agreement to be secured under the PFI’s regular advances agreement.

The following table summarizes the average PFI CE Amount of all master commitments funded or purchased by us for each MPF Product:

For the years ended December 31,	2008	2007	2006
Original MPF	1.68%	1.76%	1.74%
MPF 100	0.55%	0.53%	0.52%
MPF 125	0.88%	0.87%	0.85%
MPF Plus*	1.32%	1.32%	1.33%
MPF Government	N/A	N/A	N/A
MPF Xtra	N/A	N/A	N/A
*	CE Amount includes SMI policy coverage

The following table provides the weighted average FICO scores and weighted average LTV at origination for MPF Loans held for investment outstanding at December 31, 2008, 2007, and 2006:

	2008	2007	2006
Weighted average FICO score[1]	739	738	737
Weighted average loan-to- value at origination	68%	67%	67%
[1]	FICO® is a widely used credit industry model developed by Fair, Isaac and Company, Inc. to assess borrower credit quality with scores ranging form 150-850.

We also face credit risk of loss on MPF Loans to the extent such losses are not recoverable from PMI, from the PFI either directly or indirectly through the CEP Amount and with respect to MPF Government Loans, amounts not recoverable from the applicable government agency (including servicer paid losses). The outstanding balance of our MPF Loan portfolio exposed to credit losses not recoverable from these sources was $26.6 billion, $28.7 billion and $31.3 billion, at December 31, 2008, 2007, and 2006. Our actual credit exposure is significantly less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable. However, because the typical MPF LTV is less than 100% and PMI covers MPF Loans with LTVs in excess of 80%, a significant decline in value of the underlying property would have to occur before we are exposed to credit losses.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks which could negatively impact this portfolio. A summary of the concentration risks are discussed as follows:

PFI Servicer Concentration—We have a concentration risk in connection with the servicers of our MPF Loans. In the event that a servicer stops operating, we may experience a temporary interruption in collecting principal and interest and incur additional costs to obtain a new servicer. The following table summarizes PFI servicers exceeding 10% of the total outstanding MPF Loans:

As of December 31,	2008
Balboa Reinsurance Company[1]	$5,682	18%
The PNC Financial Group, Inc.	4,784	15%
Citicorp Trust Bank, FSB	4,604	15%
All Others	16,575	52%

Total MPF Loans par value	$31,645	100%

[1]	Balboa is a subsidiary of Bank of America Corporation.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Credit Enhancement Concentration – We have a concentration risk in connection with the CE Amount for MPF Loans. Two PFIs, Associated Bank, N.A., and Anchor Bank, fsb provided 8%, and 7% of the total direct CE Amount of $315 million at December 31, 2008.

Mortgage Guaranty Insurance Provider Concentration – We are exposed to the performance of mortgage insurers. Our policy is to limit our credit exposure to each MI company to 10% of its regulatory capital. Credit exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us that are more than 60 days delinquent. The risk of loss with respect to SMI is more remote than for PMI due to the deductible for an SMI policy being equal to the expected losses for the master commitment. Since we have ceased acquiring conventional MPF Loans for investment, the 10% limit has no further applicability. Insurance coverage already in place will not be affected by this limit.

The MI companies provide PMI on conventional MPF loans with an LTV greater than 80% and SMI on the MPF Plus product. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage.

Historically, we have not claimed any losses in excess of the SMI policy deductible against an MI company. If an MI company was to default on its insurance obligations and loan level losses for MPF Loans were to increase, we may experience increased credit losses. We perform a quarterly analysis evaluating the financial condition and concentration risk with the MI companies. Based on third quarter 2008 results, the latest available, all of the MI companies failed at least one of the early warning financial tests formulated by us.

The following table details our exposure to MI companies providing insurance coverage:

As of December 31, 2008	Loan Balance with PMI	Loan Balance with SMI	PMI	Amount of Coverage			Lowest Credit Rating as of February 28, 2009[1]
				SMI	Total	%
Mortgage Guaranty Insurance Co. (MGIC)	$639	$6,014	$178	$73	$251	34%	BB
Genworth Mortgage Insurance Corp.	267	2,004	76	47	123	17%	BBB
PMI Mortgage Insurance Co.	278	1,669	77	43	120	16%	BB
United Guaranty Residential Insurance Co.	224	2,682	61	52	113	15%	A
All Others	443	813	128	10	138	18%

Total MI Coverage	$1,851	$13,182	$520	$225	$745	100%

[1]	All of the above listed MI companies have been placed on negative outlook by at least one Nationally Recognized Statistical Rating Organization (“NRSRO”).

If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us.

PMI for MPF Loans must be issued by an MI company on the approved MI company list whenever PMI coverage is required. Although Triad Guaranty Insurance Company (“Triad”) was removed from the list of approved mortgage insurers June 30, 2008, PFIs were permitted to deliver MPF Loans with PMI provided by Triad that were in process on that date. Except for CMG Mortgage Insurance Company, no other MI company on the approved MI company list currently has an “AA-“ or better claims paying ability rating from more than one NRSRO. The criterion for MI companies to remain on the approved MI company list at this time is acceptability for use in S&P’s LEVELS® modeling software.

If an SMI provider fails to maintain a claims paying ability rating of at least AA- or its equivalent from a NRSRO under the MPF Plus product, the PFI has six months to either replace the SMI policy or provide its own undertaking equivalent to the SMI coverage, or it will forfeit its performance based CE Fees. As of December 31, 2008, most of our SMI providers’ claims paying ability have been downgraded by at least one NRSRO to below AA-. We have requested all of the downgraded MI companies to provide remediation plans.

In the fourth quarter 2008 each of the PFIs with MPF Plus master commitments with SMI coverage from MGIC, PMI, or Radian was notified that it would need to either replace the SMI policy or provide its own undertaking equivalent to the SMI coverage, or it will forfeit its performance based CE Fees. We included this information when we calculated our allowance for credit losses at December 31, 2008 and the impact was immaterial.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Geographic Concentration—We have MPF Loans in all 50 states, Washington, D.C., and Puerto Rico. No single zip code represents more than 1% of MPF Loans on our statements of condition. Our largest concentrations of MPF Loans were secured by properties located in states as noted in the following table. An overall decline in the economy, residential real estate market, or the occurrence of a natural disaster could adversely affect the value of the mortgaged properties in these states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect our business, results of operations, and financial condition.

The following table summarizes the par value of our MPF Loans according to the 10 largest state concentrations:

	2008
As of December 31,	Par	%
Wisconsin	$7,112	22%
Illinois	3,820	12%
California	2,864	9%
Texas	2,105	7%
Florida	1,029	3%
Ohio	979	3%
Pennsylvania	930	3%
Michigan	821	3%
Minnesota	820	3%
Virginia	797	3%
All other states	10,368	32%

Total par value of MPF Loans	31,645	100%

Agent fees, SFAS 133, and other adjustments	442

Total MPF Loans held in portfolio, net	$32,087

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

Our non-accrual MPF Loans increased to 0.06% of the total MPF Loan portfolio at December 31, 2008, compared to 0.03% at December 31, 2007. As our MPF Loan Portfolio continues to age, the expectation is that non-accrual loans will gradually increase and then stabilize. The weighted average age of loans by funding date in our MPF Loan portfolio was 4.7 years and 4.0 years at December 31, 2008 and 2007.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The table below summarizes our MPF Loan Portfolio:

As of December 31,	2008	2007	2006	2005	2004
MPF Loans, par value	$31,645	$34,367	$37,713	$41,800	$46,577
Non-accrual MPF Loans, par value	$19	$12	$6	$15	$7
% non-accrual	0.06%	0.03%	0.02%	0.04%	0.02%
Interest contractually due during the year on non-accrual loans	$1.0	*	*	*	*
Interest actually received during the year on non-accrual loans	1.0	*	*	*	*
MPF Loans past due 90 days or more and still accruing interest [1]	319	216	193	212	170
* Less than $1 million

Conventional Delinquencies/Foreclosures as a % of par value:
30 Days	1.13%	0.81%	0.74%	0.76%	0.62%
60 Days	0.28%	0.18%	0.14%	0.16%	0.08%
90+ Days [2]	0.60%	0.32%	0.20%	0.21%	0.12%
In Foreclosure	0.19%	0.11%	0.08%	0.06%	0.04%

For the years ended December 31,	2008	2007	2006	2005	2004
Allowance for loan losses, at January [3]	$2	$1	$1	$5	$5

Charge-offs	–	–	–	(1)	(1)
Recoveries	–	–	–	–	1

Net (charge-offs) recoveries	–	–	–	(1)	–
Provision for (release of) allowance for credit losses	3	1	–	(3)	–

Allowance for loan losses, at December [3]	$5	$2	$1	$1	$5

Average MPF Loan portfolio balance	$33,291	$35,883	$39,706	$44,172	$47,505

Net (charge-off)/ recovery rate percentage	0.00%	0.00%	0.00%	0.00%	0.00%

[1]	Includes MPF Government Loans and conventional MPF Loans which are well-secured and in the process of collection.
[2]	Percentage 90 days or more includes MPF Loans in foreclosure.
[3]

We modified our allowance for loan loss methodology during the year ended December 31, 2005, to factor in recoverability under PMI, SMI, and insurance or guaranty from the applicable government agency (i.e. the FHA, VA, RHS, or HUD), in addition to the ability to withhold future performance based CE Fees.

The allowance for loan losses for MPF Loans was $5 million and $2 million at December 31, 2008 and 2007. There have been no material charge-offs or recoveries to the allowance for loan losses during 2008. For additional information concerning the allowance for loan losses, refer to Note 10 – Allowance for Loan Losses.

Derivatives

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk also depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our policies and FHFA regulations. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

The contractual, or notional, amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount.

We require collateral agreements on all derivatives and such agreements establish collateral delivery thresholds. Our maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery commitments for MPF Loans, and purchased caps and floors that have a net positive market value if the counterparty defaults and the related collateral, if any, is of no value. We have not resold or repledged collateral.

In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

agreement and held by the member for our benefit. At December 31, 2008 and 2007, our maximum credit risk as defined above was $102 million and $111 million. See Note 22 – Derivatives and Hedging Activities to the financial statements.

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations.

At December 31, 2008 we had three counterparties with notional derivative balances outstanding exceeding 10% of our total notional outstanding. These three accounted for 44% of the total. We had $2 million of net credit exposure to these counterparties after collateral.

Derivatives Exposures to Lehman Brothers Special Financing, Inc.

As of December 31, 2008, we owed a net amount of $6 million to Lehman Brothers Special Financing Inc.

(“LBSFI”) under an ISDA Master Agreement. Additionally, we discontinued hedge accounting for our cash flow and fair value hedges on the unwind date of September 17, 2008. The cumulative basis adjustments related to our fair value hedges on the date the hedge relationship was discontinued will be amortized prospectively on a level yield basis into interest income or expense, whichever is appropriate, over the remaining life of the original hedge relationship. In certain cases, we entered into new derivative transactions and designated them to replace the hedge relationships related to the unwound Lehman hedges. In the case of cash flow hedges, amortization from AOCI would be done prospectively as a yield adjustment from the unwind date.

See Note 22—Derivatives and Hedging Activities to the financial statements for further details.

The amount of derivative exposure to credit loss risk is the fair value of derivative assets, not the notional amount. The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of December 31, 2008	Number of Counterparties	Notional Amount	Exposure at Fair Value [3]	Cash Collateral Held	Securities Collateral Held		Total Collateral Held	Net Exposure After Collateral [4]
AA	3	$739	$-	$-	$-	$-		$-
A	12	50,768	260	164	105		269	3
Affiliates [1]			-	-	-		-	-
AA	1	7,022	-	-	-		-	-
A	2	9,035	-	-	-		-	-

Total Counterparties	18	67,564	260	164	105		269	3
Member Institutions [2]	11	10	-	-	-		-	-

Total derivative counterparties	29	$67,574	$260	$164	$105		$269	$3

[1]	Affiliates are derivative counterparties who are affiliates of our members.
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
[4]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some counterparties are over-collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Collateral Held.

Credit Ratings

We record a liability for consolidated obligations on our statements of condition based on the direct proceeds we receive from the issuance of those consolidated obligations. No liability has been recorded for the joint and several liability related to the other FHLBs’ share of the consolidated obligations due to the high credit quality of every other FHLB. Furthermore, Finance Board regulations require that all FHLBs maintain not less than an AA rating. The regulations also require each FHLB to take any actions necessary to ensure an AAA rating on the System’s consolidated obligations.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The individual FHLBs are rated by S&P and Moody’s as shown in the following table.

Federal Home Loan Banks' Long-Term Credit Ratings

As of February 28, 2009

	Standard & Poor's		Moody's
	Rating	Outlook	Rating	Outlook

Atlanta	AAA	Stable	Aaa	Stable

Boston	AAA	Stable	Aaa	Stable

Chicago	AA	Stable	Aaa	Stable

Cincinnati	AAA	Stable	Aaa	Stable

Dallas	AAA	Stable	Aaa	Stable

Des Moines	AAA	Stable	Aaa	Stable

Indianapolis	AAA	Stable	Aaa	Stable

New York	AAA	Stable	Aaa	Stable

Pittsburgh	AAA	Stable	Aaa	Stable

San Francisco	AAA	Stable	Aaa	Stable

Seattle	AA+	Stable	Aaa	Stable

Topeka	AAA	Stable	Aaa	Stable

FHLB consolidated obligation bonds	AAA	Stable	Aaa	Stable

On June 12, 2008, S&P lowered our counterparty credit rating from AA+/A-1+ to AA/A-1+ (long-term/short-term), and changed from a negative credit watch to a stable outlook. Moody’s long term rating on our counterparty credit remains at Aaa.

On June 12, 2008 S&P lowered its credit rating on our subordinated notes to A+ and on February 2, 2009, Moody’s placed our subordinated notes on review for a possible downgrade. As of February 28, 2009, S&P’s rating on our subordinated notes remain at A+ and Moody’s rating remains unchanged at Aa2 but on watch status for possible downgrade.

The AAA credit ratings of the FHLBs’ consolidated obligations have not been affected by these ratings actions and we have not observed any discernable deterioration in consolidated obligation spreads directly attributable to these actions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposures

Market risk is the risk that the value of our financial assets will decrease due to changes in market risk factors. There are several market risk factors that may impact the value of our financial assets of which interest rate risk is a critical component. Interest rate risk arises due to the variability of interest rates. Our key interest rate risk exposures include the following.

•	Yield-curve risk – We are exposed to movements in the benchmark yield curve used to discount the future cash flows from our assets, liabilities and derivatives.

•	Option risk – We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve as well as the yield curve itself.

•

Basis risk – We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different benchmark yield curves. This includes (1) differences between the LIBOR/swap yield curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities’ spreads to the LIBOR/swap curve as a result of changes in supply, demand and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the LIBOR/swap curve.

To measure our exposure to these different interest rate risks, we discount the cash flows generated from modeling the terms and conditions of all interest-sensitive assets and liabilities to determine their fair values (or their spread to the swap curve for securities where a third-party price is obtained) in the current interest rate environment. This includes consideration of options both explicit and embedded through the use of a lattice model or Monte Carlo simulation for mortgages and mortgage-backed securities. We estimate our yield-curve, option and basis risk exposures by calculating the change in fair value in relation to various parallel changes in interest rates, implied volatility, prepayment speeds, spreads to LIBOR and mortgages rates.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

	As of December 31, 2008					As of December 31, 2007
	Yield Curve Risk	Option Risk		Basis Risk		Yield Curve Risk	Option Risk		Basis Risk
		Implied Volatility	Prepayment Speeds	LIBOR Spread	Mortgage Spread		Implied Volatility	Prepayment Speeds	LIBOR Spread	Mortgage Spread
Advances	$(5)	$5	$-	$(8)	$-	$(5)	$8	$-	$(7)	$-
MPF Loans	(5)	(19)	(7)	(7)	4	(11)	(49)	1	(12)	3
Mortgage Backed Securities	(5)	(8)	2	(4)	(1)	(2)	(11)	-	(3)	-
Other interest earning assets	-	-	-	-	-	-	-	-	-	-
Interest-bearing liabilities	16	7	-	16	-	20	24	-	20	-
Derivatives	(1)	5	-	-	-	(1)	9	-	-	-

Total	$-	$(10)	$(5)	$(3)	$3	$1	$(19)	$1	$(2)	$3

Yield-curve risk – Change in fair value for a one basis point parallel increase in the swap curve.

Option risk (implied volatility) – Change in fair value for a one percent parallel increase in the swaption volatility.

Option risk (prepayment speeds) – Change in fair value for a one percent increase in prepayment speeds.

Basis risk (Spread to LIBOR) – Change in fair value for a one basis point parallel increase in the spread to the LIBOR/swap curve.

Basis risk (Mortgage spread) – Change in fair value for a one basis point increase in mortgage rates.

During 2008, the impact related to changes in interest rate volatility decreased because, as mortgage rates fell, the value of the embedded prepayment options in mortgage assets increased. As these options become more “in-the-money,” the effect of volatility on their value declined. Furthermore, these “in-the-money” options effectively shortened the average life of these assets, which in turn reduced our risk exposures to changes in the yield curve and spreads.

The volatility exposure on our consolidated obligations also decreased substantially as we called portions of our callable debt, reducing our long options position and corresponding volatility exposure. We replaced this debt with (non-callable) discount notes, whose shorter term reduced our risk exposure to changes in the yield curve and spreads.

The exposure to changes in prepayment speeds changed from $1 million to ($5) million for a one percent increase in prepayment speed. The exposure became negative as the fair value of MPF Loans increased from a discount to a premium to par with the interest rate decline. Thus, if mortgages prepay faster, the premium would deteriorate and the fair value would converge to par.

The sensitivities above are limited in that they do not include other market risk exposures that may impact us. These include, but are not limited to, non-parallel shifts in yield curves, implied volatility, prepayment speeds and spreads; and basis risk related to differences between the LIBOR/swap yield curve and the consolidated obligation curve.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above. Therefore, the following table highlights the percentage change in our fair value for select parallel shifts in the swap curve.

	Change in Fair Value of Equity as of:
Parallel Shift in Swap Curve	December 31, 2008	December 31, 2007
-200 bp	*	-2.9%
-100 bp	*	0.2%
-50 bp	*	-0.3%
+50 bp	0.5%	-0.7%
+100 bp	-0.1%	-1.6%
+200 bp	-5.5%	-0.5%

*	Due to the low interest rate environment at December 31, 2008, these values cannot be calculated.

Duration gap, which is expressed in months, is another commonly used measure to express the sensitivity of assets and liabilities to interest rate changes. Duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that total by the total fair value of assets. A positive duration gap indicates an exposure to rising interest rates, whereas a negative duration gap points to an exposure to falling interest rates. As of December 31, 2008, our duration gap was -0.3 months, compared to 0.0 months as of December 31, 2007.

As of December 31, 2008 our fair value deficit (relative to book value) was $3.3 billion, which resulted in a market-to-book value ratio of -24%. Our previous year-end fair value deficit was $1.6 billion, which resulted in a market-to-book value ratio of 46%. Unfavorable movements in spreads in our mortgage-related assets and principally our private-label MBS portfolio during 2008 substantially contributed to this fair value change. As of March 13, 2009 our fair value deficit (relative to book value) was $3.2 billion, which resulted in a market-to-book value ratio of -9%.

Market Risk Management

Our Asset/Liability Management Committee provides oversight to our asset/liability management, interest rate risk and hedging practices and policies. This includes routine risk reporting to senior Bank management and the Board of Directors. We present reports on compliance with these policies at Board of Directors meetings.

We manage our exposures to yield curve and volatility changes using derivatives (swaps, swaptions, caps and floors) and to a lesser extent, callable debt. See Note 22-Derivatives and Hedging Activities for further information. We do not manage exposure to changes in spreads.

We may conduct hedging activity to reduce exposure to a single transaction or a group of transactions. We evaluate our hedging positions daily and modify our positions as necessary.

The FHFA’s Financial Management Policy requires that we maintain our duration of equity within +/- 5 years at current interest rate levels (Base). Additionally, we must maintain our duration of equity within +/- 7 years when you assume an instantaneous parallel increase or decrease of 2%. On August 6, 2008 we received authorization from the Office of Supervision to implement temporary changes to our existing limits described below.

In cases where our market value of equity is $700 million or greater, our duration of equity must be greater than or equal to -7 years in a scenario that assumes an instantaneous parallel decrease in rates of 2% and must be less than or equal to +7 years in a scenario that assumes an instantaneous parallel increase in rates of 2%.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

In cases where our fair value of equity is less than $700 million, we report a dollar-based duration measurement (i.e. dollar duration of equity) instead of the year-based measurement. Dollar duration of equity is expressed as the expected change in fair value of equity (in actual dollars) given a 0.01% instantaneous parallel change in rates. In such cases, we are required to maintain a dollar duration of equity within +/- $350 thousand (Base). Additionally, our dollar duration of equity must be greater than or equal to ($490) thousand in a scenario that assumes an instantaneous parallel decrease in rates of 2% and must be less than or equal to +$490 thousand in a scenario that assumes an instantaneous increase of 2%.

These temporary changes eliminated positive duration of equity limits in falling interest rates scenarios and negative duration of equity limits in rising interest rate scenarios, and permitted dollar-based duration measurements and corresponding limits when our market value of equity is less than $700 million. At December 31, 2008 our market value of equity was less than $700 million.

The following table shows our exposure to interest rate risk in terms of duration of equity in accordance with our limits at December 31, 2008.

				Duration Policy Limits
Scenario		Actual Duration (whole $)		Market value of equity is less than $700 million (in whole $)	Market value of equity equals or exceeds $700 million (in years)
- 200 bp	$	*	-$	490,000	-7.00 years
- 100 bp		*		-420,000	-6.00 years
Base case		-228,106		±350,000	±5.00 years
+ 100 bp		176,716		+420,000	+6.00 years
+ 200 bp		293,218		+490,000	+7.00 years

*	Due to the low interest rate environment at December 31, 2008, these values cannot be calculated.

The following table shows our exposure to interest rate risk in terms of duration of equity in accordance with our limits at December 31, 2007.

Scenario	Actual Duration	Duration limits
- 200 bp	1.87 years	±7.00 years
- 100 bp	-1.48 years	-6.00 to +7.00 years
Base case	-0.11 years	±5.00 years
+ 100 bp	+0.26 years	-7.00 to +6.00 years
+ 200 bp	-2.74 years	±7.00 years

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

On February 20, 2009, we received a non-objection letter from the FHFA related to our recent proposal to apply temporarily direct dollar limits on changes in market value under parallel interest rate shocks instead of duration limits above. As a result, the new interest rate risk policy places limits on the change in our market value (“ΔMV”) for all measured parallel interest rates scenarios between -200 basis points and +200 basis points as shown in the table below. Some scenarios, however, may not be measured when swap rates are less than 2%.

Change in Market Value Policy Limits
Scenario	Change in Market Value must be greater than ($millions)
-200 bp	$ -185.0
-100 bp	-77.5
+100 bp	-155.0
+200 bp	-370.0

We will continue to work with the FHFA towards developing a permanent set of interest rate risk management policies, and we anticipate submitting our revised proposal pursuant to the C&D order in the near future.

Item 8.	Financial Statements and Supplementary Data.

Our 2008 Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1 of this Annual Report on Form 10-K.

Supplementary Data – Selected Quarterly Financial Data (unaudited)

Supplemental financial data for each quarter within the two years ended December 31, 2008 are included in the table below:

	2008
	4th	3rd	2nd	1st
Interest income	$936	$935	$903	$998
Interest expense	839	883	881	967
Provision for credit losses	2	1	-	-

Net interest income	95	51	22	31
Non-interest income (loss)	(61)	10	(63)	(78)
Non-interest expense	34	28	33	31
Total assessments	-	-	-	-

Net income	$-	$33	$(74)	$(78)

	2007
	4th	3rd	2nd	1st
Interest income	$1,100	$1,145	$1,122	$1,112
Interest expense	1,047	1,080	1,051	1,039
Provision for credit losses	1	-	-	-

Net interest income	52	65	71	73
Non-interest income (loss)	17	(2)	(2)	(10)
Non-interest expense	39	31	32	29
Total assessments	8	8	10	9

Net income	$22	$24	$27	$25

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

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

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, which includes our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” The

assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008. This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a temporary SEC rule that permits us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. Because the FHLBs are independently managed and operated, our management relies on information that is provided or disseminated by the FHFA, the Office of Finance or the other FHLBs, as well as on published FHLB credit ratings, in determining whether the FHFA’s joint and several liability regulation is reasonably likely to result in a direct obligation for us or whether it is reasonably possible that we will accrue a direct liability.

Our management also relies on the operation of the FHFA’s joint and several liability regulation. The joint and several liability regulation requires that each FHLB file with the FHFA a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLB cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the FHFA. Under the FHLB Act and related regulation, the FHFA may order any FHLB to make principal and interest payments on any consolidated obligations of any other FHLB, or allocate the outstanding liability of an FHLB among all remaining FHLBs on a pro rata basis in proportion to each FHLB’s participation in all consolidated obligations outstanding or on any other basis.

Item 9B.	Other Information.

None.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Directors of the Registrant

The following table provides information regarding each of our directors as of February 28, 2009.

Name	Age	Director Since	Expiration of Term as Director December 31,
P. David Kuhl, Chairman [1]	59	2000	2010
James F. McKenna, Vice Chairman [2]	64	2004	2009
Diane M. Aigotti [4]	44	2009	2011
Edward P. Brady [4]	45	2009	2011
William R. Dodds, Jr. [1]	56	2007	2011
James D. Ericson [2]	73	2009	2013
Thomas M. Goldstein [4,5]	49	2009	2012
Thomas L. Herlache [2]	66	2005	2012
Roger L. Lehmann [1]	67	2004	2009
E. David Locke [2]	60	2007	2009
Deborah J. Lucas [4]	50	2009	2012
Kathleen E. Marinangel [1]	63	2002	2010
Richard K. McCord [1]	65	2003	2012
Leo J. Ries [3]	55	2009	2014
Steven F. Rosenbaum [1]	52	2007	2009
William W. Sennholz [2]	43	2008	2010
Gregory A. White [3]	45	2009	2013

[1]	Illinois member director.
[2]	Wisconsin member director.
[3]	Public interest director.
[4]	Independent director.
[5]	Mr. Goldstein previously served as a member director from 2005 to 2007.

Diane M. Aigotti formerly held the titles of Senior Vice President, Chief Risk Officer and Treasurer for the Aon Corporation in Chicago, Illinois from 2000 to 2008. Ms. Aigotti was Vice President of Finance for the University of Chicago Hospitals and Health System from 1998 to 2000. She was also Budget Director of the City of Chicago from 1995 to 1997 and Assistant to the Mayor and Chief Financial Officer, City of Chicago, from 1992 to 1995.

Ms. Aigotti serves on the following Board committees of the Bank: Audit and Risk Management.

Edward P. Brady has served as resident/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988. He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady has also served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce and other community organizations.

Mr. Brady serves on the following Board committees of the Bank: Affordable Housing and Government Relations.

William R. Dodds, Jr. has served as Executive Vice President and Treasurer of Northern Trust Corporation and

Executive Vice President of The Northern Trust Company in Chicago, Illinois, since 2002. He joined The Northern Trust Company in 1983. During his twenty-five year career he has held numerous positions including Head of Strategic Planning and Corporate Development from 1995 to 2002, and General Manager of the London Branch from 1990 to 1995. He is a director of Northern Trust, National Association and The Northern Trust International Banking Corporation.

Mr. Dodds serves on the following Board committees of the Bank: Executive & Governance, Audit and Risk Management (Chairman).

James D. Ericson is retired from Northwestern Mutual Life in Milwaukee, Wisconsin, where he served as Chairman from 2000 to 2001, Chief Executive Officer from 1993 to 2001, President from 1990 to 2000 and Chief Operating Officer from 1991 to 1993. He also served as Executive Vice President, Investments, and General Counsel of Northwestern Mutual Life. Mr. Ericson served on the company’s Board of Trustees, the Finance Committee and the Executive Committee until 2006. Mr. Ericson serves on the Boards of The Johnson Foundation, The Marcus Corporation and Green Bay Packaging, Inc.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Mr. Ericson serves on the following Board committees of the Bank: Risk Management and Personnel & Compensation.

Thomas M. Goldstein has served as Managing Director and Chief Financial Officer for Madison Dearborn Partners in Chicago, Illinois, since 2007. Mr. Goldstein served as Chairman, Chief Executive Officer and President of ABN AMRO Mortgage Group from 2005 to 2007. Mr. Goldstein also served as Senior Executive Vice President, Executive Vice President , Chief Financial Officer, Division Head, Finance Division, and Head of Financial Planning and, Analysis, of LaSalle Bank Corporation from 1998 to 2004, most recently as Senior Executive Vice President. He also worked for Morgan Stanley Dean Witter, as Senior Vice President, Head of Risk Management and Financial Planning and Analysis, of Novus Financial, from 1997 to 1998, and Vice President, Head of Finance, of SPS Transaction Services, from 1994 to 1997, and as a First Vice President in the Treasurer’s office from 1988-1994. Mr. Goldstein previously served on the Board of Directors of the Federal Home Loan Bank of Chicago from 2005 to 2007, as a Director, Chairman of the Risk Management Committee and a Member of the Executive and Governance Committee and Personnel and Compensation Committee.

Mr. Goldstein serves on the following Board committees of the Bank: Executive & Governance, Risk Management and Personnel & Compensation (Vice Chairman).

Thomas L. Herlache has served as Chairman of the Board for Baylake Bank and Baylake Corp., a one-bank holding company, in Sturgeon Bay, Wisconsin, since June 2007. From 1983 to 2007, Mr. Herlache served as President, CEO, and Chairman of the Board for Baylake Bank and Baylake Corp. Mr. Herlache has previously served on the Door County Board of Supervisors Door County Chamber of Commerce Board as well as on the Sturgeon Bay Utility Commission from 1981 to 1986. Mr. Herlache served as President for part of his tenure at the Sturgeon Bay Utility Commission.

Mr. Herlache serves on the following Board committees of the Bank: Executive & Governance, Technology and Audit (Chairman).

P. David Kuhl has served as Chairman of the Board of Freestar Bank in Pontiac, Illinois, since September 2007. From 1979 to 2007, he held numerous positions with Busey Bank in Urbana, Illinois. From September 2006 to September 2007, Mr. Kuhl served as a director of Busey Bank and also served as a director for First Busey Securities Inc. and First Busey Trust and Investment Company. From 2001 to 2006, he served as Chairman of the Board and CEO of Busey Bank. From 1993 to 2001, he served as President, CEO, and Director and, from 1979 to 1993, as Executive Vice President. Mr. Kuhl previously served as a director for First Busey Corporation, First Busey Insurance Services, and First Busey

Resources. First Busey Corporation is the holding company for Busey Bank, First Busey Securities, and First Busey Trust and Investment Company. Prior to his employment with First Busey Bank, Mr. Kuhl was Executive Vice President of First National Bank of Rantoul from 1973 to 1979. He currently is the immediate past Chairman of the Illinois Bankers Association.

Mr. Kuhl serves as the Bank’s Chairman of the Board and Chairman of the Executive & Governance Committee. He serves as an ex officio member of the following Board committees: Affordable Housing, Audit, Personnel & Compensation, Risk Management, Government Relations and Technology.

Roger L. Lehmann joined The Harvard State Bank in 1978 and currently serves as President, CEO, and Chairman of the Board of The Harvard State Bank and its holding company Harvard Bancorp, Inc., in Harvard, Illinois. Mr. Lehmann is a past Chairman, and he currently serves on the board, of the Community Bankers Association of Illinois. Mr. Lehmann has also served on the boards of several economic and community development organizations in Harvard, Illinois, and in McHenry County.

Mr. Lehmann serves on the following Board committees of the Bank: Executive & Governance (Alternate), Affordable Housing (Vice Chairman) and Personnel & Compensation (Chairman).

E. David Locke has been Chairman and Chief Executive Officer of McFarland State Bank in McFarland, Wisconsin, since 1981. He was named 2006 Community Banker of the Year by Community Bankers of Wisconsin. Mr. Locke serves on the Dane County Community Development Block Grant Commission. He is a member of the American Bankers Association Government Relations Council and is also a member of the American Bankers Association’s Credit Union Committee. In 2006, he was a finalist in the 2006 Ernst & Young Entrepreneur of the Year award program.

Honoring its steady growth and community involvement, the McFarland State Bank, led by Mr. Locke, also received the 2006 Solid Growth Award from the University of Wisconsin–Oshkosh School of Business.

Mr. Locke serves on the following Board committees of the Bank: Government Relations, and Technology (Vice Chairman).

Deborah J. Lucas has been The Donald C. Clark/HSBC Professor of Finance at the Kellogg School of Management, Northwestern University in Evanston, Illinois, since 1996. Dr. Lucas was Chief Economist, at the Congressional Budget Office, from 2000 to 2001, Member, Social Security Technical Advisory Panel, from 1990 to 2000 and 2006 to 2007, National

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Bureau of Economic Research (NBER), Research Associate, since 1998 and Faculty Research Fellow, NBER, from 1992 to 1998, and Senior Economist, President’s Council of Economic Advisors, from 1992 to 1993. She serves on the Boards of General Dynamics and Anthracite Inc.

Dr. Lucas serves on the following Board committees of the Bank: Audit and Risk Management.

Kathleen E. Marinangel has worked at McHenry Savings Bank since 1973 and has served as President of McHenry Savings Bank since 1991, CEO of McHenry Savings Bank since 1990, and Chairman of the Board of the McHenry Savings Bank since 1989. Ms. Marinangel has also been the Chairman of the Board, CEO, and President of McHenry Bancorp, Inc. since its inception in January of 2003. Locally, she serves on the McHenry County Public Building Commission, the City of McHenry’s Economic Development Commission, the McHenry County College Foundation Board, and served on the Board of Governors of Centegra Hospital. On a statewide basis, she serves as a director of the Illinois League of Financial Institutions and was Past Chairman from 1996 to 1997. She currently is a Trustee of the League’s Banking ERISA Medical Insurance Trust. She is Chairman of the Illinois Board of Savings Institutions. Nationally, she served as a director of the banking trade group, America’s Community Bankers from 2003 to 2007. Ms. Marinangel presently serves as a Director of the American Bankers Association. She also served a two-year term on the Federal Reserve Board’s Thrift Institutions Advisory Council from 1999 to 2000.

Ms. Marinangel serves on the following Board committees of the Bank: Executive & Governance, Affordable Housing (Chairman) and Risk Management (Vice Chairman).

Richard K. McCord has served as the President and Chief Executive Officer, and a director of Illinois National Bank in Springfield and of Illinois National Bancorp, Inc. since 1999. Prior to re-establishing Illinois National Bank in 1999, Mr. McCord was named in 1995 as President and Chief Operating Officer and a director for First of America Bank-Illinois, N.A. Mr. McCord retired from National City Bank, the successor to First of America Bank, in 1998, and launched the second generation of Illinois National Bank in 1999. Mr. McCord served as a director of the Community Bank Council of the Federal Reserve Bank of Chicago.

Mr. McCord serves on the following Board committees of the Bank: Executive & Governance (Alternate), Audit, and Technology (Chairman).

James F. McKenna joined North Shore Bank in 1970 and has served as President and Chief Executive Officer since 1975. He previously served as Chairman of the Wisconsin League of Financial Institutions. Mr. McKenna served as a

Director of the Federal Home Loan Bank of Chicago from 1986 to 1991. He served as a member of the Thrift Institution Advisory Committee to the Federal Reserve Board from 2001 to 2002. Locally, Mr. McKenna has served as Chairman of the Zoological Society of Milwaukee County, Chairman of the Milwaukee Public Museum, and Chairman of the Junior Achievement of Wisconsin. He presently is a member of the Greater Milwaukee Committee. Nationally, he has served as a Director of the America’s Community Bankers and chaired many of its committees. He presently serves as a Director of the American Bankers Association.

Mr. McKenna serves as the Bank’s Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He serves on the following Board committees of the Bank: Government Relations (Chairman) and Personnel & Compensation.

Leo J. Ries has been the Executive Director of Local Initiatives Support Corporation (LISC) in Milwaukee, Wisconsin, since 2000. Mr. Ries was a private consultant for profit and nonprofit corporations from 1999 to 2000. He also was Deputy Commissioner for the City of Milwaukee in the Department of Neighborhood Services in 1999 and Director of the Housing and Neighborhood Development Division from 1992 to 1998. Mr. Ries served on the Board of Directors of the Neighborhood Improvement Development Corporation from 1992 to 1999, Select Milwaukee, Inc, from 1996 to 2000, Walker’s Point Development Corporation from 1999 to 2000 and Canticle Court/Juniper Court from 1999 to 2000.

Mr. Ries serves on the following Board committees of the Bank: Affordable Housing and Technology.

Steven F. Rosenbaum has been employed by Prospect Federal Savings Bank since 1987. He has served as President and CEO since 1998 and, in 2006, was named Chairman of the Board. Prior to his service with Prospect Federal Savings Bank, he was a lobbyist with the Illinois State Chamber of Commerce. In addition, he serves on the Board of the Illinois League of Financial Institutions (Chairman from 2002 to 2003) and is a member of the Mutual Institutions Committee for the American Bankers Association. He is a Village Trustee in Oak Lawn, Illinois.

Mr. Rosenbaum serves on the following Board committees of the Bank: Government Relations (Vice Chairman) and Personnel & Compensation.

William W. Sennholz joined Marshfield Savings Bank in Marshfield, Wisconsin, in 2005 as President and CEO. Prior to his service with Marshfield Savings Bank, he served as President, CEO and Chairman of the Board of Clarke County State Bank in Osceola, Iowa, from 2002 to 2005. From 1997 to 2002, Mr. Sennholz was the Vice President, Senior Lending Officer at Peoples State Bank in Wausau,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Wisconsin. He held various positions of increasing responsibility at M&I First American Bank from 1989 to 1997.

Mr. Sennholz serves on the following Board committees of the Bank: Technology and Audit (Vice Chairman).

Gregory A. White has been the President and Chief Executive Officer for LEARN Charter Schools located in Chicago, Illinois, from 2008 to present. Mr. White was Vice President, Strategy and Operations, of The Chicago Community Trust, from 2006 to 2008. He was Co-Founder and Partner, Chicago Venture Partners, LP, from 1998 to 2006, and President, Corporate Advisory Services, from 1995 to 2006. Mr. White was also a Board Chairman of Learn Charter Schools for four years, a board Member for over ten years and Board Chairman of Lakefront Supportive Housing for three years, and Board Chairman, Citizens Advisory Board, Chicago Transit Authority, for three years.

Mr. White serves on the following Board committees of the Bank: Affordable Housing and Government Relations.

There are no family relationships among the above directors or our executive officers.

Audit Committee

Our Audit Committee is comprised of non-executive directors. The Audit Committee Charter is available in full on our website at

www.fhlbc.com/fhlbc/corp_governance.shtml.

Our Board of Directors determined that each Audit Committee member (Directors Herlache, McKenna, Aigotti, Dodds, Locke, Lucas, McCord, Sennholz, and Kuhl) is an “Audit Committee financial expert” for purposes of SEC Item 407(d)(5) of Regulation S-K. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2008 and currently, is not independent, with the exception of Directors Aigotti and Lucas who do not serve as officers or directors of a Bank member. Under Finance Board regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board’s analysis of director independence under the New York Stock Exchange rules, see Certain Relationships and Related Transactions on page 125.

Audit Committee Report

March 19, 2009

The Audit Committee of the Bank is comprised of non-executive directors. The Audit Committee approved the appointment of PricewaterhouseCoopers LLP as the Bank’s independent registered public accounting firm for 2008. The

Audit Committee annually reviews our written charter and our practices, and has determined that our charter and practices are consistent with the applicable Federal Housing Finance Agency regulation and the provisions of the Sarbanes-Oxley Act of 2002.

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the Federal Home Loan Bank of Chicago’s accounting, reporting and financial practices, including the integrity of its financial statements. Management has the primary responsibility for the preparation and integrity of the Bank’s financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank’s independent auditor, PricewaterhouseCoopers LLP (“PwC”), is responsible for performing an independent audit of the Bank’s financial statements in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who is accountable to the Audit Committee. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee met 12 times during 2008, and has regular private meetings with both internal and external auditors.

In this context, the Audit Committee met and held discussions with management, the internal auditors and PwC. Management represented to us that the Bank’s financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee reviewed and discussed the financial statements with management and PwC. The Audit Committee also discussed with PwC the matters required by Statement on Auditing Standards No. 61. We discussed with PwC their independence.

Based on the discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC’s report referred to above, the Audit Committee recommended to the Board, and the Board has approved, including the audited financial statements in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.

Audit Committee Members

Thomas L. Herlache, Chairman

William W. Sennholz, Vice Chairman

Diane M. Aigotti

William R. Dodds Jr.

Deborah J. Lucas

Richard K. McCord

P. David Kuhl, ex officio

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2009:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	55	President and Chief Executive Officer	2003
Sanjay K. Bhasin	40	Executive Vice President, Financial Markets	2004
Chad A. Brandt	44	Executive Vice President, Banking & Advance Products	2002
Michael A. Ericson	37	Executive Vice President, Risk Management	2005
Peter E. Gutzmer	55	Executive Vice President, General Counsel and Corporate Secretary	1985
Roger D. Lundstrom	48	Executive Vice President, Financial Information and Chief Financial Officer	1984
John Stocchetti	52	Executive Vice President, Operations and Technology	2006
Mary Jane Brown	57	Senior Vice President, Human Resources, Communications and Facilities Management	2006
Eldridge Edgecombe	60	Senior Vice President, Community Investment	2001
Thomas H. W. Harper	43	Senior Vice President, General Auditor	2008

Matthew R. Feldman became President and Chief Executive Officer in May 2008, after serving as Acting President from April 2008 until then. Mr. Feldman was Executive Vice President, Operations and Administration of the Bank from 2006 to 2008, Senior Vice President, Risk Management of the Bank from 2004 to 2006 and Senior Vice President, Manager of Operations Analysis of the Bank from 2003 to 2004. Prior to his employment with the Bank, Mr. Feldman was founder and Chief Executive Officer of Learning Insights, Inc. from 1996 to 2003. Mr. Feldman conceived, established, financed, and directed the operations of this privately held e-learning company of which he is still Non-Executive Chairman. Mr. Feldman was President of Continental Trust Company, a wholly-owned subsidiary of Continental Bank from 1992 to 1995 and Managing Director-Global Trading and Distribution of Continental Bank from 1988 to 1992.

Sanjay K. Bhasin became Executive Vice President, Financial Markets of the Bank in May 2008. Mr. Bhasin was Senior Vice President, Mortgage Finance of the Bank from 2007 to 2008, and Vice President, Mortgage Finance of the Bank from 2004 to 2007. Prior to his employment with the Bank, Mr. Bhasin was responsible for managing interest rate risk on mortgages at Bank One, NA from 1999 to 2004.

Chad A. Brandt became Senior Vice President, Banking and Advance Products of the Bank in August 2008 and Executive Vice President in December 2008. Mr. Brandt was Senior Vice President, Advance Products of the Bank from May 2008 to August 2008, Senior Vice President, Treasurer of the Bank from 2006 to May 2008, Vice

President, Director of Hedging from 2003 to 2005 and Assistant Vice President, Director of Long-Term Investments from 2002 to 2005. Prior to joining the Bank, Mr. Brandt worked at JP Morgan and Deutsche Bank from 1994 to 2001 in derivatives marketing and structuring. Mr. Brandt also served as an officer on active duty in the United States Navy.

Michael A. Ericson became Senior Vice President, Risk Management of the Bank in July 2008 and Executive Vice President in December 2008. Prior to that, Mr. Ericson was Senior Vice President of Accounting Policy and SEC Reporting since joining the Bank in January 2005. Prior to joining the Bank, Mr. Ericson was Vice President, Accounting Policy at Bank One before the merger with JPMorgan Chase and became Global Treasury Controller at JPMorgan Chase subsequent to the merger from 2003 to 2004. Mr. Ericson was Senior Manager with PricewaterhouseCoopers LLP in the Financial Services group from 1994 to 2003.

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

Roger D. Lundstrom has been Chief Financial Officer since October 2008 and Executive Vice President, Financial

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

John Stocchetti became Executive Vice President, Operations and Administration (now Operations and Technology) of the Bank in May 2008, after serving as Senior Vice President, Acting Head of Operations and Administration from April 2008 until then. Mr. Stocchetti served as Senior Vice President, Project Premier Director of the Bank from 2006 to 2008. Prior to joining the Bank, Mr. Stocchetti was with Ritchie Capital Management, LLC, serving as Chief Financial Officer from 2005 to 2006 and Director – Business Development from 2004 to 2005. Previously, Mr. Stocchetti was with Learning Insights, Inc., serving as Chief Executive Officer from 2003 to 2004 and SVP, Operations and Product Management from 2000 to 2003.

Mary Jane Brown became Senior Vice President, Human Resources, Communications and Facilities Management of the Bank in January 2009. Ms. Brown was Senior Vice President, Director of Human Resources of the Bank from 2008 to 2009 and Vice President, Director of Professional and Organization Development of the Bank from 2006 to 2008. Prior to joining the Bank, Ms. Brown was HR Director for the Midwest Region of The Segal Company from 2003 to 2006. Previously, Ms. Brown was with Learning Insights, Inc., Bank of America and Continental Bank, serving in a variety of capacities in human resources, including director of training and organization development, director of human resources, and as a human resources generalist in large information technology, investment banking and operations departments.

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

There is no family relationship among the above executive officers or our directors.

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

This section provides information regarding our compensation program for our named executive officers. For 2008, our named executive officers include: Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Sanjay Bhasin, Executive Vice President & Group Head, Financial Markets; Chad Brandt, Executive Vice President & Group Head, Banking and Advance Products; and John Stocchetti, Executive Vice President & Group Head, Operations & Technology. Our named executive officers (“NEOs”) for 2008 also include three former executive officers that served during 2008: J. Mikesell Thomas, President and CEO through April 11, 2008; Michael McFerrin, Executive Vice President & Group Head, Financial Markets through May 5, 2008; and Mark Bagnoli, Executive Vice President & Group Head, Risk Management through September 5, 2008. All dollar amounts within this Item 11 Executive Compensation are presented in whole dollars unless otherwise specified.

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

Our compensation program is organized around two key principles:

•	Members are best served when we can attract and retain talented executives with competitive compensation packages.

•	A significant portion of NEO compensation should be based on the Bank’s performance in order to support our short-term and long-term business strategies.

Section 1113 of the Housing Act amended the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the “Housing Enterprises Act”) and requires that the Director of the FHFA prevent an FHLB from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. The FHFA recently initiated a project to determine how best to implement these statutory requirements with respect to the FHLBs. Until such time as further guidance is issued, the FHLBs have been directed to provide all compensation actions affecting their five most highly compensated officers to the FHFA for review.

As part of its November 2008 meeting, the P&C Committee reviewed base salary and incentive compensation information and believes that the compensation payable to our executive officers is reasonable and comparable to that paid within the FHLB System. Following our Board’s November 2008 meeting, we submitted the 2009 base salaries and other compensation information for our NEOs to the FHFA for review in compliance with FHFA guidance. At this time, we do not expect the statutory requirements or related FHFA actions to have a material impact on our executive compensation plans.

Use of Compensation Consultants and Surveys

It is the intent of the P&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the P&C Committee reviews comparable market compensation information.

In 2007, we engaged McLagan Partners, a compensation consulting firm, to conduct a competitive compensation review of base pay, and short-term and long-term incentive opportunities for our executive officers, senior officers and other key employees. The peer group for this study varied for different positions as the consulting firm reviewed each position and attempted to benchmark it against a group of financial institutions where executives would possess similar levels of knowledge and experience. The peer group included commercial banks because of the similarity in functions involving wholesale lending and managing large loan portfolios. For certain positions, the peer group also included mortgage banking institutions and other FHLBs because we compete with these institutions for talent in those positions.

We also participated in the annual Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBs.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The information obtained from these studies was considered by the P&C Committee and our President and CEO, as appropriate, when making compensation decisions for 2008. For those positions that do not allow for precise comparison, we make subjective adjustments based upon our experience and general knowledge of the competitive market.

In the third quarter of 2007, in connection with merger discussions underway with the Federal Home Loan Bank of Dallas, we engaged McLagan Partners to survey market practices and evaluate a change-in-control methodology for senior management, including our NEOs, against those practices. The peer group for this study consisted of the following large, diversified financial institutions: Fifth Third Bancorp, KeyCorp, M&T Bank Corporation, National City Corporation, PNC Financial Services, Sovereign Bancorp, US Bancorp, Wachovia Corporation and Wells Fargo & Co.

The results of the review were presented to our Board of Directors for discussion during their September 2007 meeting and considered in developing employment contracts for NEOs that were executed in January of 2008. See Severance Arrangements on page 112.

Elements of Our Compensation Program

On an annual basis, the P&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits and projected payments under our retirement plans.

The most significant portion of our NEO compensation is awarded in cash either in the form of salary or payments under performance-based incentive plans. Salary is included in our NEO compensation package because the P&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers.

Performance-based compensation is split between our short-term and long-term incentive plans, providing incentive for our NEOs to pursue particular business objectives consistent with the overall business strategies and risk management criteria set by our Board of Directors. The plans for our NEOs, although designed to reward both overall Bank performance and individual performance, are heavily weighted toward overall Bank performance. The Key Employee Long Term Incentive Compensation Plan also serves as a retention incentive for our executives.

In determining executive compensation, we do not have to consider federal income tax effects on the Bank because we are exempt from federal income taxation.

Employment and other Agreements

Each of our NEOs has entered into an employment agreement with the Bank, however, only Mr. Feldman’s agreement is subject to automatic renewal.

Matthew R. Feldman

Mr. Feldman was appointed to the position of Acting President on April 14, 2008 and President and CEO on May 5, 2008 and entered into an employment agreement on June 4, 2008, which canceled and superseded his prior employment agreement dated January 29, 2008. Mr. Feldman also served in the position of Executive Vice President & Group Head, Operations & Administration earlier in the year.

The June 4, 2008 employment agreement provides for an employment term beginning on the effective date of May 5, 2008 and ending on May 31, 2011, unless terminated earlier as provided for in the agreement. The agreement provides for automatic one-year extensions until such date as the Board of Directors or Mr. Feldman gives notice and terminates the automatic extension provision. The employment agreement provides for an initial base salary of $650,000 effective retroactively to April 14, 2008, and may not be increased prior to June 1, 2011. Following that date, the Board has discretion to increase the base salary. Under the employment agreement the Bank has agreed to indemnify Mr. Feldman with respect to any tax liabilities, penalties and interest under Section 409A of the Internal Revenue Code of 1986.

Mr. Feldman is entitled to participate in the President’s Incentive Compensation Plan and the Key Employee Long Term Incentive Compensation Plan. However, payments under these plans are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year. Mr. Feldman’s agreement provides for severance benefits, including one year of base salary continuation payments, under certain circumstances. See Post-Termination Compensation on page 112. Mr. Feldman is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives.

Mr. Feldman’s prior employment agreement, which was effective January 29, 2008, provided for a three-year term and an initial base salary amount of $365,000, subject to

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

merit and promotional increases. He was also eligible to participate in or receive benefits provided to Bank employees under our employee benefit and bonus plans and participate in any incentive compensation plans adopted by the Board of Directors. He was also entitled to receive certain severance benefits, including salary continuation payments for a period of three years. See Post-Termination Compensation on page 112.

Senior Executive Contracts

Mr. Bhasin, Mr. Brandt, Mr. Lundstrom and Mr. Stocchetti are each employed by the Bank subject to the terms of an employment agreement. Mr. Bhasin’s and Mr. Brandt’s contracts are effective January 2, 2008 and provide for an employment term of two years, as opposed to a three year term, because at the time, these officers were not yet serving on the executive management team. Mr. Lundstrom’s contract is effective January 29, 2008 and provides for an employment term of three years. Mr. Stocchetti entered into an employment agreement on January 2, 2008 with an employment term of two years and that contract was amended effective January 29, 2008 to provide for a three year employment term. None of these employment agreements are automatically renewable.

The employment agreements provide for an initial base salary amount, subject to merit and promotional increases. The initial base salary amounts are as follows:

Name	Initial Base Salary
Mr. Bhasin	$325,000
Mr. Brandt	277,500
Mr. Lundstrom	270,000
Mr. Stocchetti	280,000

In addition, each of these NEOs is eligible to participate in or receive benefits provided to Bank employees under our employee benefit and bonus plans and is eligible to participate in any incentive compensation plans adopted by the Board of Directors. These executives are also entitled to receive severance benefits under certain conditions and Mr. Bhasin, Mr. Brandt and Mr. Stocchetti are entitled to receive a change-of-control payment under certain circumstances. See Post-Termination Compensation on page 112.

J. Mikesell Thomas

Effective April 11, 2008, Mr. Thomas resigned from the position of President and CEO and his employment agreement was terminated. Mr. Thomas and the Bank entered into a Separation Agreement and General Release of Claims which became effective on April 13, 2008. The agreement provides for: (1) a lump sum severance payment of $1,131,000, which is equal to 50 percent of the total severance payments outlined in Mr. Thomas’ employment agreement; (2) accrued vacation and (3) reimbursement of legal fees incurred in connection with the negotiation and documentation of the release agreement. In addition, the agreement contains a general release by Mr. Thomas in favor of the Bank.

In connection with his resignation, Mr. Thomas also received a lump-sum payment of his Pension Plan and Benefit Equalization Plan benefits and he forfeited all performance units awarded to him under the then existing Supplemental Long Term Incentive Compensation Plan.

While serving as President and CEO, Mr. Thomas was employed pursuant to an employment agreement dated August 30, 2004. The agreement was scheduled to expire on December 31, 2008, subject to automatic one-year extensions until such date as the Board of Directors or Mr. Thomas would give notice of non-extension. Mr. Thomas’ agreement provided for a minimum annual base salary through December 31, 2007 and gave discretion to the Board of Directors to increase the base salary above the minimum amount. After December 31, 2007, the Board of Directors had full discretion to set Mr. Thomas’ salary.

Mr. Thomas was entitled to participate in the President’s Incentive Compensation Plan and Supplemental Long Term Incentive Compensation Plan with a minimum combined target award equal to 74% of base salary. On January 29, 2007, Mr. Thomas’ employment agreement was amended to provide for a reduction in the payment of his calendar year 2007 total incentive compensation from $703,040 to $300,000. Mr. Thomas’ employment agreement provided for severance benefits under certain circumstances. See Post-Termination Compensation on page 112.

Mr. Thomas was also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives. We were required to pay Mr. Thomas an amount in cash equal to health insurance premiums if Mr. Thomas elected not to participate in our health insurance benefit plan.

Michael E. McFerrin

Mr. McFerrin’s employment agreement, effective January 29, 2008, provided for an employment term of 3 years unless terminated earlier. The agreement was terminated effective May 5, 2008. Mr. McFerrin and the Bank entered into a Separation Agreement and General

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Release of Claims which became effective on July 15, 2008. The agreement provides for: (1) salary continuation payments for a period of three years with an aggregate gross amount of $1,500,000 (three years’ base salary) less applicable state and federal taxes and other mandatory deductions payable in installments on the Bank’s regular payroll dates; and (2) the employer’s portion of the premiums for medical insurance coverage in coordination with COBRA for a period of 12 months beginning August 1, 2008. The agreement contains a general release by Mr. McFerrin in favor of the Bank. In addition, Mr. McFerrin also received a lump-sum payment of his Benefit Equalization Plan accounts. The terms and conditions of Mr. McFerrin’s employment agreement are substantially the same as those described in Senior Executive Contracts on page 106 and provided for an initial base salary of $500,000.

Mark P. Bagnoli

Mr. Bagnoli’s employment agreement, effective January 29, 2008, provided for an employment term of 3 years unless terminated earlier. The agreement was terminated effective September 5, 2008 and Mr. Bagnoli and the Bank entered into a Separation Agreement and General Release of Claims which became effective on that same date. The agreement provides for: (1) salary continuation payments for a period of three years with an aggregate gross amount of $885,000 (three years’ base salary) less applicable state and federal taxes and other mandatory deductions payable in installments on the Bank’s regular payroll dates; and (2) the employer’s portion of the premiums for medical insurance coverage in coordination with COBRA for a period of 12 months beginning October 1, 2008. The agreement contains a general release by Mr. Bagnoli in favor of the Bank. In addition, Mr. Bagnoli also received a lump-sum payment of his Benefit Equalization Plan accounts and Pension Plan benefits. The terms and conditions of Mr. Bagnoli’s employment agreement are substantially the same as those described in Senior Executive Contracts on page 106 and provided for an initial base salary of $295,000.

Base Salary

Base salary is the key component of our compensation program. In making base salary determinations, we also consider factors such as prior related work experience, individual job performance, and the position’s scope of duties and responsibilities within our organizational structure and hierarchy.

Generally, the Board of Directors each year determines the base salary for the President and CEO after it has received a recommendation from the P&C Committee. However, the Board of Directors approved a three year employment agreement for Mr. Feldman in connection with his appointment as President and CEO and set his base salary at $650,000 for the initial contract term consistent with the reduced base salary level of the prior Bank President and CEO. In setting the base salary, the Board of Directors took into account the fact that based upon the Bank’s projected financial performance, Mr. Feldman’s incentive compensation opportunities in the near term would most likely be limited.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the P&C Committee.

In December of 2007, the P&C Committee decided to defer decisions on 2008 salary increases for most of the then serving executive management team members including Mr. Feldman, who was then serving as Executive Vice President, Operations & Administration and for Mr. Lundstrom and Mr. Bagnoli. The decision was based upon the recent and projected financial performance of the Bank. The 2007 base salary amounts were carried forward as the initial base salaries in the employment agreements for these executive officers. Mr. McFerrin received a 5.25% base salary promotional increase from $475,000 to $500,000 because he had assumed sole management of the Financial Markets Group in the latter part of 2007.

Mr. Stocchetti, who was a direct report to Mr. Thomas, but not yet an NEO in 2007, received a 3.70% base salary merit increase from $270,000 to $280,000 effective January 1, 2008. Effective April 22, 2008 in connection with Mr. Stocchetti’s assumption of increased responsibilities and appointment to Senior Vice President Acting Group Head, Operations and Administration, Mr. Feldman recommended to the P&C Committee, and the P&C Committee approved, a 14.30% base salary increase to $320,000. Effective May 5, 2008, Mr. Stocchetti received a 12.5% salary increase to $360,000 due to his appointment and promotion to Executive Vice President & Group Head, Operations & Technology.

In setting the base salaries for the remaining NEOs who were not yet serving on the executive management team, bank-wide and individual performance, as well as individual experience, responsibilities and tenure were considered. Mr. Bhasin received a 6.65% base salary merit increase from $305,000 to $325,000 effective January 1, 2008. Upon his promotion to Executive Vice President & Group Head, Financial Markets, Mr. Feldman recommended to the P&C Committee and they approved a 6.50% base salary increase to $360,000 effective May 5, 2008. Mr. Brandt

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

received a 4.72% base salary merit increase from $265,000 to $277,500 effective January 1, 2008.

Mr. Thomas served as President and CEO until April 11, 2008. For 2008, the Board of Directors exercised its discretion to set Mr. Thomas’ salary under his employment agreement and the Board of Directors and Mr. Thomas agreed to reduce his salary from $703,040 to $650,000 based upon the Bank’s recent and projected financial performance.

Short-Term Incentive Plans

Short-term incentive compensation is an important part of our overall compensation strategy and is designed to award the achievement of short-term performance goals and strategies. None of the NEOs received a short-term incentive award for 2008 based upon the Bank’s recent financial performance even though we satisfied the performance criteria under these plans at 104.07% as further described below in President’s Incentive Compensation Plan and Management Incentive Compensation Plan.

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

In determining the incentive compensation opportunity amounts under these plans, the P&C Committee considers several factors, including:

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

Performance Targets

Performance objectives for both the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan are developed through an iterative process. Based on a review of our strategic business plan, the President and CEO, with input from senior management, develops performance criteria for consideration by the P&C Committee. The P&C Committee reviews the recommendations and establishes the final performance criteria. Prior to approval, the P&C Committee considers whether the performance criteria are aligned with our strategic business plan approved by the Board, whether the criteria are sufficiently ambitious so as to provide a meaningful incentive, and whether bonus payments, assuming that target levels of the performance criteria and goals are attained, will be consistent with the overall NEO compensation program.

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

For 2008, the target values, performance criteria and percentage attained for both the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan are set forth in the following table:

Target Value	Performance Criteria	Percentage Attained
20%	Increase outstanding advances by $3.5 billion	150.00%
10%	Increase members participating in the MPF Program to 32.2%	102.01%
5%	Increase members and housing associates	145.26%
	utilizing community investment products to 25%
25%	Reduce operating expenses by 22.7%	82.41%
20%	Implement scheduled modules of new software	80.00%
20%	Complete regulatory initiatives related to capital plan and market risk framework development	100.00%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage. For 2008, the performance percentage for both the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan was 104.07%.

President’s Incentive Compensation Plan

Award payments under the President’s Incentive Compensation Plan and Mr. Feldman’s employment agreement, can range, on the basis of performance, from 0% to 100% of annual salary with the target bonus being 60% of annual salary as described below. The P&C Committee, with the approval of the Board of Directors, may also make additional discretionary awards in consideration of extraordinary performance. However, as a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under this plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year. For 2008, Mr. Feldman did not receive an award under the President’s Incentive Compensation Plan because these conditions were not met. See Performance Targets on page 108 for a description of the performance criteria for this plan.

President’s Incentive Compensation Plan

Performance Percentage	Award Payment Level [1]
Under 100%	No payment

100% (target amount)	60% of annual salary

Every 1% increase between 100% and 130%	An additional 1.33% of annual salary (to a maximum of 100% of annual salary)
[1]

As a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under this plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

Management Incentive Compensation Plan

The Management Incentive Compensation Plan covers the Bank’s executive management team members including our NEOs (other than the President and CEO). The plan provides for the establishment of an award pool based upon the achievement of performance criteria and performance targets. See Performance Targets on page 108 for a description of the performance criteria.

The award pool can range from 0% to 50% of the aggregate annual salaries of the Management Committee members (other than the President and CEO), with the pool target being 25% of the aggregate annual salaries as further described in the following table.

Management Incentive Compensation Plan

Performance Percentage	Maximum Award Percentage

80% or lower	No payment

Every 1% increase between 80% and 100%	An additional 1.25% of annual salary

100% (target amount)	25% of annual salary

Every 1% increase between 100% and 130%	An additional 5/6ths of 1% of annual salary

(to a maximum of 50% of annual salary)

The President and CEO has full discretion to make awards from the pool and may consider such factors as the satisfaction of individual goals and the achievement of specific levels of job performance for the plan year. Individual awards are approved by the P&C Committee of the Board of Directors. The President and CEO may also establish, subject to the approval of the P&C Committee, an additional bonus pool for any year from which the President and CEO may make discretionary awards. Possible award payments are presented in the Grants of Plan-Based Awards Table. Although our NEOs would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified performance criteria at 104.07%, following the recommendation of the President and CEO, the Board of Directors exercised its discretion and made no awards under the plan given the Bank’s recent financial performance. See Performance Targets on page 108 for a description of the performance criteria. See Summary Compensation Table on page 117 and Grants of Plan-Based Awards Table on page 119.

Retention Bonus

In May of 2007, the Bank entered into retention bonus agreements with Mr. Bhasin and Mr. Brandt. Neither of these executives was a member of the executive management team nor an NEO at the time these agreements were entered into. The purpose of the agreements was to provide an incentive for key employees to continue in their positions with the Bank through a period of organizational change. In particular, the Bank was engaged in potential merger discussions with the Federal Home Loan Bank of Dallas that were subsequently

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

terminated. Under the agreements, these NEOs were entitled to receive a bonus payment, in addition to their current compensation and benefits, if they continued employment with the Bank during the retention period from May 1, 2007 through June 30, 2008. In addition, the agreements provided for the payment of a retention bonus if during the retention period, employment was terminated either (a) by the Bank for any reason other than cause or (b) voluntarily terminated by the employee as a result of a constructive discharge. See Summary Compensation Table on page 117 for a description of the retention bonuses paid to these NEOs.

Long Term Incentive Compensation Plan

The P&C Committee believes that long-term incentives for executives align the interests of our shareholder members and our executives. In December of 2007, the Board of Directors reviewed the Bank’s Long Term Incentive Compensation Plan and decided that the then existing plan should be terminated and replaced with a new plan which better reflects our current strategic priorities and would eliminate the requirement for executives to purchase any performance units. In connection with terminating the former Long Term Incentive Compensation Plan effective December 31, 2007, plan participants received a refund of their contribution for purchased performance units covering the 2006 to 2008 and 2007 to 2009 performance periods, plus accrued interest.

On January 22, 2008, the Board of Directors adopted a new long-term plan, the Supplemental Long Term Incentive Compensation Plan, and approved a two-year performance period to run from January 1, 2008 to December 31, 2009. The performance period was reduced from a traditional three-year period to a two-year period in order to provide an effective retention incentive to employees.

The formula for the allocation of performance units was as follows: (1) 2008 base salary multiplied by; (2) 2008 short term incentive award target divided by; (3) 100 multiplied by; (4) 1.66. For 2008, the Board of Directors approved a discretionary pool equal to an additional 10% of the aggregate performance units under the formula outlined above to be awarded at the discretion of the President & CEO.

For the 2008 to 2009 performance period, our NEOs were awarded the following performance units as set forth in the following table below.

Name	2008 Performance Units Granted
Matthew R. Feldman	1,749
Roger D. Lundstrom	1,294
Sanjay K. Bhasin	935
Chad A. Brandt	795
John Stocchetti	1,342
J. Mikesell Thomas	3,792
Michael E. McFerrin	2,553
Mark P. Bagnoli	1,413

Each performance unit may range in value from $0 to $200, with a target value of $100 based upon satisfaction of the performance criteria. The Board of Directors approved the target values and performance criteria described in the table below.

Target Value	Performance Criteria

25%	Increase outstanding advances by $3.5 billion for 2008 and by $1.0 billion for 2009

10%	Increase members participating in the MPF Program to 32.5%

10%	Increase members and housing associates utilizing community investment products to 25%

25%	Reduce operating expenses consistent with the budget set by Board for each applicable year

15%	Implement scheduled modules of new software

15%	Complete regulatory initiatives relating to capital plan and market risk framework development

In July of 2008, the Board of Directors adopted a new Senior Executive Long Term Incentive Compensation Plan covering our senior executives, including our NEOs, which canceled and superseded the Supplemental Long Term Incentive Compensation Plan as to members of the executive management team and changed the plan performance period from two years to three years. We determined that given the decision to terminate merger discussions with the FHLB of Dallas, a three year planning horizon for long-term incentive compensation was more appropriate and would align more closely with the Bank’s three year strategic business plan. Management and the Board of Directors eliminated the concept of performance units and simplified the plan to determine awards calculated as a multiple of base salary and the achievement of performance goals. The level of the potential awards were

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

increased to compensate for the lack of a long-term plan with potential awards in 2008 or 2009 and to provide a retention incentive. Performance units granted under the Supplemental Long Term Incentive Compensation Plan have all been forfeited by our NEOs either in connection with becoming a participant in the new Senior Executive Long Term Incentive Compensation Plan or ending their employment with the Bank.

On December 19, 2008, the Board of Directors amended and restated that plan and renamed it the Key Employee Long Term Incentive Compensation Plan. Under the Key Employee Long Term Incentive Compensation Plan, the P&C Committee establishes performance periods, performance goals consistent with our long-term business strategies, related performance criteria, performance targets and target values (collectively, “goals”) for approval by the Board of Directors. The P&C Committee designates those officers, including our NEOs, who are eligible to participate in the plan for the performance period. The P&C Committee may make adjustments in the performance goals at any time to reflect major unforeseen transactions, events or circumstances.

Participants are vested in their respective awards, if any, at the end of the performance period provided that the participant is actively employed by the Bank at that time. If a participant retires, dies, incurs a separation from service on or after attaining normal retirement age of sixty-five on a date that is not more than 12 months before the end of a performance period, the participant becomes vested at the end of the performance period on pro rata based upon the number of full months that the participant was employed during the performance period and the length of the performance period. In the event of (1) a change-of-control (as defined in the plan) or (2) a termination of the participant’s employment by the participant for good reason (as defined in the plan), the participant will be fully vested in any outstanding performance units; provided, however that if either of these events occurred the P&C Committee may exercise its discretion under the plan to adjust awards, including a pro-rata adjustment based upon the period of time the senior executive was employed during the performance period.

In determining the goals under the Key Employee Long Term Incentive Compensation Plan, the P&C Committee considers several factors, including:

(1)	the long-term strategic priorities of the Bank;

(2)	the desire to ensure, as described above, that a significant portion of total compensation is performance-based;

(3)	the relative importance, in any given year, of the long-term performance goals established under our strategic business plan;

(4)	market comparisons as to long-term incentive compensation practices at other financial institutions within our peer group; and

(5)	the target awards set, and actual awards paid, in recent years.

Performance criteria for the Key Employee Long Term Incentive Compensation Plan are developed through an iterative process between the P&C Committee and our senior management. The performance criteria are set so that the target goals are reasonably obtainable, but only with significant effort from senior management, including the NEOs.

At the end of the performance period, the P&C Committee determines the extent to which the goals for that period were achieved. The benefits to a plan participant will be the amount determined by multiplying the participant’s base salary in effect on the last day of the performance period or the last day of the participant’s employment, as the case may be, by the multiplier established by the P&C Committee and based upon the achievement of the performance goals. However, the P&C Committee has the sole discretion to change or deny the grant of awards even if it has determined that the goals for the period were achieved.

For the NEOs currently employed and eligible to participate under the Key Employee Long Term Incentive Compensation Plan, the base salary multiplier for purposes of determining awards under the plan are as follows: Mr. Feldman – 3 times base salary; Mr. Bhasin and Mr. Stocchetti – 2.5 times base salary; and Mr. Brandt and Mr. Lundstrom – 2 times base salary.

The performance goals for the 2008 to 2010 performance period are as follows:

•	Income goal: generate core net income return on equity of at least 3 month LIBOR in 2010
•	Market risk goal: maintain the interest rate risk within the approved policy risk framework parameters given market conditions
•	Credit risk goal: experience no material credit losses with members or trading counterparties.

Perquisites

Perquisites are not a significant part of our compensation program. These perquisites may include reimbursement of private medical insurance premiums or parking.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Post-Termination Compensation

Severance Arrangements

The Bank executed severance agreements with key executives in January of 2008 in contemplation of a merger with the Federal Home Loan Bank of Dallas. In connection with these agreements, we presented our Board of Directors with a study conducted by McLagan Partners comparing proposed contract elements against market practices. The Board of Directors decided to structure employment agreements for then serving executive management team members, Mr. Feldman, Mr. Lundstrom, Mr. McFerrin and Mr. Bagnoli, that did not include a change-in-control payment because the Board of Directors wished to provide an incentive for the executive management team to remain employed with the Bank during a transition period and not give them an incentive to terminate employment upon a change-of-control.

On the other hand, Mr. Bhasin, Mr. Brandt and Mr. Stocchetti were not yet serving on the executive management team when they entered into their employment agreements. So those agreements do contain change-of-control provisions as described below. With respect to certain key employees, the P&C Committee decided that an appropriately designed change-of-control provision would provide a retention incentive. Under their respective employment agreements, Mr. Bhasin, Mr. Brandt and Mr. Stocchetti are each entitled to receive certain payments if a change-of-control (as defined in the agreement) occurs while such officer is employed by the Bank under one of the following three scenarios:

(1)	In the event of a change-of-control and continued employment of the executive officer, the executive officer may be entitled to receive a minimum incentive compensation award. If the executive officer is otherwise eligible to receive an annual incentive award pursuant to the Bank’s Management Incentive Compensation Plan, or a similar or successor plan following a change-of-control, then as an incentive to remain in the employ of the Bank he will be entitled to receive an incentive award that is at least equal to the amount calculated by multiplying .5 times the single highest incentive bonus payment paid to him during the three-year period immediately preceding the year in which the change-of-control occurred.

(2)	In the event of a change-of-control and the subsequent termination of employment either by the executive officer with good reason or by the Bank other than for cause, such officer would be entitled to receive a bonus payment in an amount equal to (i) .50 times (ii) the amount of the single highest incentive bonus payment paid to the employee during the three years immediately preceding the year in which the change-of-control occurred, times (iii) the number of years of the term of the employment agreement.

(3)	In the event that the scenario described in paragraph (1) above occurs within one year of the effective date of the employment agreement and the executive officer either terminates employment with good reason or the Bank terminates employment other than for cause, the executive officer will be entitled to a payment calculated by substituting the number of years remaining under the employment agreement for the number in clause (iii) of the formula in paragraph (2) above.

Mr. Feldman had entered into an employment agreement dated January 29, 2008 while serving as Executive Vice President, Operations & Administration Group. This agreement included the severance arrangements described below for the other NEOs, but the agreement has been canceled and superseded by Mr. Feldman’s employment agreement dated June 4, 2008. Under his current agreement, Mr. Feldman is entitled to receive termination payments in the event that his employment with the Bank is terminated either by him for good reason (as defined in the agreement) or by the Bank other than for cause (as defined in the agreement) as follows:

(1)	all accrued and unpaid salary for time worked as of the date of termination;

(2)	all accrued but unutilized vacation time as of the date of termination;

(3)	salary continuation (at the base salary in effect at the time of termination) for a one year period beginning on the date of termination; and

(4)	continued participation in the Bank’s employee health care benefit plans in accordance with the terms of the Bank’s then-current severance plan that would be applicable to the executive if his employment had been terminated pursuant to such plan, provided that the Bank will continue paying the employer’s portion of medical and/or dental insurance premiums for one year from the date of termination.

If Mr. Feldman’s employment with the Bank is terminated by the Bank for cause, by Mr. Feldman other than for good reason or by death or disability, Mr. Feldman is entitled only to the amounts in items (1) and (2) above.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Mr. Thomas’ employment agreement entered into in 2004 also included severance arrangements. If Mr. Thomas’ employment was terminated by the Board of Directors without cause (as defined in the agreement) or by Mr. Thomas with good reason (as defined in the agreement), Mr. Thomas was entitled to receive an amount equal to two times the sum of his base salary as of the date of termination plus his minimum total incentive compensation (total incentive compensation target effective for any such termination effective after December 31, 2007). The base salary amounts would be payable within 10 days of the date a release was executed and 50% of the total incentive compensation amount would be payable on each of the first two anniversaries of the termination date. No severance was payable in connection with a non-renewal of the employment agreement.

The contractual elements included in the agreements for our NEOs related to term, payments upon termination, tax gross-ups and medical benefits were within the market practice ranges identified in the McLagan study. The Board of Directors decided that it would not include an automatic renewal provision (except for the President and CEO) or additional credits for years-of-service under our pension benefits.

Each of the remaining NEO employment agreements provides for termination payments in the event that the executive’s employment with the Bank is terminated either by the executive for good reason (as defined in the agreement) or by the Bank other than for cause (as defined in the agreement) as follows:

(1)	all accrued and unpaid salary for time worked as of the date of termination;

(2)	all accrued but unutilized vacation time as of the date of termination;

(3)	salary continuation (at the base salary in effect at the time of termination) for a specified period (described in the chart below) beginning on the date of termination;

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

The specified period for salary continuation payments for each NEO are as set forth below.

Roger D. Lundstrom	3 years
Sanjay Bhasin	2 years
Chad Brandt	2 years
John Stocchetti	3 years
Michael E. McFerrin	3 years
Mark Bagnoli	3 years

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

For a description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 122.

With the exception of the former agreement for Mr. Thomas and the current agreement for Mr. Feldman, all employment agreements with NEOs were entered into in contemplation of a merger with the Federal Home Loan Bank of Dallas and none of these agreements are subject to automatic renewal. The Bank does not at this time contemplate renewing these agreements as they reach expiration. As their agreements terminate, our NEOs will be covered by our Bank-wide severance plan. The severance benefit in Mr. Feldman’s current employment agreement is consistent with that which he would have received under the Bank-wide severance plan.

In accordance with Housing Act, the FHFA promulgated an interim final regulation effective September 16, 2008, and amended on each of September 19, 2008, and September 23, 2008, which provides regulatory guidance on the Director’s authority under the Housing Act to prohibit or

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

limit golden parachute payments by an FHLB that is insolvent, in conservatorship or receivership, or is in a troubled condition as determined by the Director. See Legislative & Regulatory Developments on page 18. At this time, the Bank does not expect this regulation to have a material impact on the Bank’s executive compensation plans.

Pension Plan Benefits

The P&C Committee believes that retirement plan benefits and retiree health and life insurance are an important part of our NEO compensation program which provides a competitive benefits package. The Pentegra Financial Institutions Retirement Fund (“Pension Plan”) and related Benefit Equalization Plan benefits serve a critically important role in the retention of our senior executives (including our NEOs), as benefits under these plans increase for each year that these executives remain employed by us and thus encourage our most senior executives to remain employed by us. We provide additional retirement and savings benefits under the Benefit Equalization Plan because we believe that it is inequitable to limit retirement benefits and the matching portion of the retirement savings plan on the basis of a limit that is established by the IRS for purposes of federal tax policy.

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee’s years of service and the employee’s highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2008, the limitation on annual earnings is $230,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $185,000 in 2008.

The formula for determining the normal retirement annual benefit is 2.25%, multiplied by the number of years of the employee’s credited service, multiplied by the employee’s consecutive five-year average highest earnings. An employee’s retirement benefit vests 20% per year beginning after an employee has completed two years of employment, but is completely vested at age 65 regardless of completed years of employment. Normal retirement age is 65, but a reduced benefit may be elected in connection with early retirement beginning at age 45. All of the NEOs other than

Mr. Bhasin and Mr. Brandt are currently eligible for the early retirement benefit.

The early retirement factors below will be taken into consideration when calculating the employee’s early retirement benefit. For employees hired before April 1, 2003 who meet the Rule of 80 at the time of retirement the following benefit factors apply to the annual accrued benefit prior to April 1, 2003:

•

The Rule of 80 states that if the sum of an employee’s years of vesting service and age at termination of employment equals or exceeds 80, the employee’s retirement allowance is reduced by 1.5% for each year under the age of 65 when the allowance begins. Benefits accrued after April 1, 2003 (when the Rule of 80 was eliminated) are reduced by 3% for each year the employee is under age 65 when the benefits begin.

•

If an employee was hired prior to April 1, 2003 and does not meet the Rule of 80 at the time of termination of employment or was hired between April 1, 2003 and March 31, 2009 the retirement benefit allowance is reduced by 3% per year for each year under the age of 65. Effective April 1, 2009 if an employee elects to have their benefit allowance begin prior to reaching age 65, the allowance payable at age 65 would be reduced in accordance with the actuarial equivalent factors as follows for those benefits earned after April 1, 2009:

¡	6% per year from age 60 to age 64

¡	4% per year from age 55 to age 59

¡	3% per year from age 45 to 54

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For 2008, our matching contribution was limited to $13,800 for each employee. Both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2008, the Savings Plan limits the “annual additions” that can be made to a participating employee’s account to $46,000 per year. “Annual additions” include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $15,500 per year. In addition, no more than $230,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over could contribute catch-up contributions of up to $5,000 per year.

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

Benefit Equalization Plan

We also provide supplemental retirement and savings plan benefits under our Benefit Equalization Plan, a nonqualified unfunded plan that preserves the level of benefits which were intended to be provided under our Pension Plan and Savings Plan in light of legislation limiting benefits under these tax qualified plans. The Benefit Equalization Plan was established in 1994. On December 19, 2008, our Board of Directors approved a new plan, the Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, that replaces the former plan. The new plan includes updated provisions related to compliance with Section 409A of the Internal Revenue Code of 1986, but the basic benefits under the plan remain unchanged.

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

2009 Compensation Decisions

Subsequent to December 31, 2008, we have taken certain actions related to NEO compensation. The 2009 base salaries for our NEOs effective as of February 1, 2009 have been increased as compared to the base salary amounts as of December 31, 2008 as described in the table below. For information related to salary increases that occurred during 2008, see Base Salary on page 107.

Name	2009 Base Salary	Percent Increase
Matthew R. Feldman	$650,000	0.00%
Roger D. Lundstrom	295,000	9.26%
Sanjay Bhasin	400,000	11.11%
Chad Brandt	285,000	2.70%
John Stocchetti	400,000	11.11%

In setting base salaries for 2009 for our NEOs (other than the President and CEO), Mr. Feldman and the P&C Committee considered competitive market data from the Federal Home Loan Bank System Key Position Survey and the McLagan Survey. The P&C Committee and Mr. Feldman decided to move towards targeting base salaries for NEOs (other than the President and CEO) at an amount roughly equal to 75% of the average base salaries paid to senior executives in similar positions at the 12 FHLBs serving. They established this target based upon the complex nature and operations of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team.

Mr. Lundstrom was promoted to Chief Financial Officer in October, 2008, but did not receive a promotional increase at the time. For 2009, Mr. Lundstrom received a 9.26% salary increase from $270,000 to $295,000, which is slightly below the 75% FHLB system target. Mr. Bhasin and Mr. Stocchetti both received 11.11% merit increases in base salary from $360,000 to $400,000. Mr. Stocchetti’s new base salary is slightly below the 75% FHLB system target. Mr. Bhasin’s position does not currently align with a comparable position within the other FHLBs. However, due to similarities in the level of responsibilities and complexity of Mr. Bhasin and Mr. Stocchetti’s positions, it was determined that their base

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

salaries should be internally equitable to one another. Mr. Brandt did not receive an increase in 2008 when he was promoted to Banking & Advance Products Group Head. For 2009, Mr. Brandt’s base salary was increased 2.70% from $277,500 to $285,000. Mr. Brandt formerly worked in the Financial Markets Group, where his base salary was determined to be externally competitive to comparable positions. Mr. Brandt’s new position is not comparable to a single comparable position at the other FHLBs.

Mr. Feldman’s employment agreement provides for a three year term at a set salary amount of $650,000. As a result, he did not receive an increase for 2009.

Mr. Feldman and the P&C Committee also determined that it would be appropriate to reward NEO performance through the use of the short and long-term incentive compensation, but have not yet established the performance criteria or performance periods commencing in 2009 under the President’s Incentive Compensation Plan, Management Incentive Compensation Plan or Key Employee Long Term Incentive Compensation Plan.

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

The P&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 – Executive Compensation. In reliance on such review and discussions, the P&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The P&C Committee:

Roger L. Lehmann, Chairman

Thomas M. Goldstein, Vice Chairman

James D. Ericson

James F. McKenna

Steven F. Rosenbaum

P. David Kuhl, ex officio

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Compensation Tables

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary	Retention Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation [4]	Total
Matthew R. Feldman [1]	2008	$576,903	$-	$-	$136,000	$10,530	$723,433
President and Chief Executive Officer	2007	365,000	-	133,133	65,000	17,172	580,305
	2006	333,025	-	137,944	66,000	9,765	546,734

Roger D. Lundstrom	2008	270,000	-	-	201,000	13,800	484,800
Executive Vice President and Chief Financial Officer	2007	270,000	-	99,480	68,000	16,142	453,622
	2006	260,500	-	152,157	79,000	13,200	504,857

Sanjay K. Bhasin [2]	2008	347,935	90,000	-	40,000	10,350	488,285
Executive Vice President and Group Head, Financial Markets

Chad A. Brandt [2]	2008	277,500	70,000	-	50,000	13,800	411,300
Executive Vice President and Group Head, Banking and Advance Products

John Stocchetti [2]	2008	333,939	-	-	56,000	7,028	396,967
Executive Vice President and Group Head, Operations and Technology

J. Mikesell Thomas [3]	2008	255,000	-	-	5,000	1,221,160	1,481,160
Former President and Chief Executive Officer	2007	703,040		300,000	225,000	48,499	1,276,539
	2006	676,000	-	676,000	281,000	41,215	1,674,215

Michael E. McFerrin [3]	2008	323,921	-	-	576,000	1,513,975	2,413,896
Former Executive Vice President and Group Head, Financial Markets	2007	475,000	-	199,269	36,000	18,511	728,780
	2006	450,000	-	271,807	132,000	13,200	867,007

Mark P. Bagnoli [3]	2008	221,486	-	-	(3,000)	893,481	1,111,967
Former Executive Vice President and Group Head, Risk Management
[1]

Mr. Feldman was named President and CEO effective May 5, 2008 and served as Acting President from April 14, 2008 through May 4, 2008 and served as Executive Vice President, Operations & Administration Group through April 11, 2008.

[2]	Mr. Bhasin, Mr. Brandt, Mr. Stocchetti, and Mr. Bagnoli, were not named executive officers for prior periods.
[3]	Mr. Thomas’s employment ended on April 11, 2008, Mr. McFerrin’s employment ended May 5, 2008, and Mr. Bagnoli’s employment ended September 5, 2008.
[4]	For a description of the amounts, see Summary of All Other Compensation in Summary Compensation Table on page 118.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Narrative to Summary Compensation Table

Compensation under Non-Equity Incentive Plan Compensation in the Summary Compensation Table is comprised of awards under our President’s Incentive Compensation Plan, Management Incentive Compensation Plan and long-term incentive compensation plan.

President’s Incentive Compensation Plan

As a condition of Mr. Feldman’s employment agreement, awards under the President’s Incentive Compensation Plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year. For 2008, Mr. Feldman did not receive an award under the President’s Incentive Compensation Plan because these conditions were not met.

Management Incentive Compensation Plan

Although our NEOs would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified performance criteria at 104.07%, at the recommendation of management, the Board of Directors exercised its discretion and made no awards under the plan given the Bank’s recent financial performance. See Performance Targets on page 108 for a description of the performance criteria.

Long Term Incentive Compensation

There were no awards under any long-term incentive compensation plan for a performance period ending in 2008 because the related plan with a three year performance period from January 1, 2006 to January 1, 2008 was terminated and plan participants received a refund of any purchased performance units, plus accrued interest. See Long Term Incentive Compensation on page 110.

Summary of All Other Compensation in Summary Compensation Table

Name	Year	Perquisites and Other Personal Benefits	Company Contributions to 401(k) & BEP	Severance Payments/ Accruals	Interest on Terminated Long-Term Incentive Compensation Plan	Total All Other Compensation
Matthew R. Feldman	2008	$-	$10,530	$-	$-	$10,530
	2007	-	13,500	-	3,672	17,172
	2006	-	9,765	-	-	9,765

Roger D. Lundstrom	2008	-	13,800	-	-	13,800
	2007		13,500	-	2,642	16,142
	2006	-	13,200	-	-	13,200

Sanjay K. Bhasin	2008	-	10,350	-	-	10,350

Chad A. Brandt	2008	-	13,800	-	-	13,800

John Stocchetti	2008	-	7,028	-	-	7,028

J. Mikesell Thomas	2008	90,160	-	1,131,000	-	1,221,160
	2007	43,098	-	-	5,401	48,499
	2006	41,215	-	-	-	41,215

Michael E. McFerrin	2008	-	13,975	1,500,000	-	1,513,975
	2007	-	13,500	-	5,011	18,511
	2006	-	13,200	-	-	13,200

Mark P. Bagnoli	2008	-	8,481	885,000	-	893,481

For 2008, Mr. Thomas received $90,160 in perquisites and other benefits which included $75,530 for reimbursement for legal fees, including a tax gross up and $14,135 for reimbursement pursuant to his employment agreement of private medical plan premiums in lieu of participation in the Bank health care plan.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Grants of Plan-Based Awards

The table below describes the potential NEO awards under the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan. The plan period covers January 1, 2008 through December 31, 2008. For a description of the performance criteria under these plans, see Short-Term Incentive Plans on page 108. While our NEOs (other than the President and CEO) employed by the Bank at December 31, 2008 would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified goals at 104.07%, the Board of Directors exercised its discretion and made no awards under the plan based upon the Bank’s recent financial performance.

Potential Awards – President’s Incentive Compensation Plan and Management Incentive Compensation Plan

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Target	Maximum
Matthew R. Feldman [1]	$390,000	$650,000
Roger D. Lundstrom	67,500	135,000
Sanjay K. Bhasin	86,984	173,967
Chad A. Brandt	69,375	138,750
John Stocchetti	83,485	166,970
J. Mikesell Thomas [2]	-	-
Michael E. McFerrin [2]	-	-
Mark P. Bagnoli [2]	-	-
[1]

As a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under the President’s Incentive Compensation Plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

[2]	Mr. Thomas’s employment ended on April 11, 2008, Mr. McFerrin’s employment ended May 5, 2008, and Mr. Bagnoli’s employment ended September 5, 2008.

The table below reflects grants of performance units to NEOs under the Bank’s Supplemental Long Term Incentive Compensation Plan. This plan was canceled and superseded by the Key Employee Long Term Incentive Compensation Plan. All grants of performance units under the Supplemental Long Term Incentive Compensation Plan have been forfeited by our NEOs either in connection with becoming a participant in the new plan or ending their employment with the Bank.

Supplemental Long Term Incentive Compensation Plan

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Performance Units Granted	Target $100 Unit	Maximum $200 Unit	Performance Units Forfeited
Matthew R. Feldman	1,749	$174,900	$349,800	(1,749)
Roger D. Lundstrom	1,294	129,400	258,800	(1,294)
Sanjay K. Bhasin	935	93,500	187,000	(935)
Chad A. Brandt	795	79,500	159,000	(795)
John Stocchetti	1,342	134,200	268,400	(1,342)
J. Mikesell Thomas	3,792	379,200	758,400	(3,792)
Michael E. McFerrin	2,553	255,300	510,600	(2,553)
Mark P. Bagnoli	1,413	141,300	282,600	(1,413)

The table below reflects potential award payments to NEOs participating in the Bank’s Key Employee Long Term Incentive Compensation Plan. For a description of the plan criteria see Long Term Incentive Compensation Plan on page 110.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Potential Awards – Key Employee Long Term Incentive Compensation Plan

Name	2009 Base Salary	Multiplier	2010 Maximum Payout [1]
Matthew R. Feldman [2]	$650,000	3.0	$1,950,000
Roger D. Lundstrom	295,000	2.0	590,000
Sanjay K. Bhasin	400,000	2.5	1,000,000
Chad A. Brandt	285,000	2.0	570,000
John Stocchetti	400,000	2.5	1,000,000
J. Mikesell Thomas [3]	-	-	-
Michael E. McFerrin [3]	-	-	-
Mark P. Bagnoli [3]	-	-	-
[1]

In estimating the maximum payout, we have utilized current base salaries for 2009. The actual payout will be based upon base salaries in effect at the end of the performance period which is December 31, 2010.

[2]

As a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under this plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

[3]	Mr. Thomas, Mr. McFerrin and Mr. Bagnoli are no longer employed by the Bank and are not participants in this plan.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew R. Feldman	Pension	4.75	$151,000	$-
	BEP	4.75	156,000	-

Roger D. Lundstrom	Pension	24.33	494,000	-
	BEP	24.33	311,000	-

Sanjay K. Bhasin	Pension	4.08	48,000	-
	BEP	4.08	32,000	-

Chad A. Brandt	Pension	5.75	90,000	-
	BEP	5.75	30,000	-

John Stocchetti	Pension	1.75	47,000	-
	BEP	1.75	30,000	-

J. Mikesell Thomas	Pension	3.17	-	74,000
	BEP	3.17	-	460,374

Michael E. McFerrin	Pension	13.83	283,000	-
	BEP	13.83	-	1,008,345

Mark P. Bagnoli	Pension	3.17	-	71,000
	BEP	3.17	-	42,486

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 112.

The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant’s accumulated benefit is calculated as of December 31, 2008 and 2007. Under the Pension Plan, which is a qualified pension plan, the participant’s accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

amounts are then adjusted by 50% of the qualified Pension Plan benefit valued using the 2000 RP Mortality table (static mortality table for lump sums) and 50% of the qualified Pension Plan benefit is valued using the 2000 RP Mortality table (generational mortality table for annuities) valued at a 6.70% interest rate as of December 31, 2008.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2008 accumulated benefit and the present value of the December 31, 2007 accumulated benefit is the “change in pension value” for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (“ERISA”). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are than deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant’s accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The nonqualified Benefit Equalization Plan benefit is valued using the 2000 RP Mortality table (uses generational mortality table only) at a 6% interest rate as of 12/31/08. The qualified Pension Plan benefit is valued using the 1994 Group Annuity Mortality (GAM) table projected 5 years and discounted back to current age at 7.75% by assuming 50% of the qualified Pension Plan benefit valued at a 7.75% interest rate and 50% of benefit valued at a 5.00% interest rate as of 12/31/07. The nonqualified Benefit Equalization Plan benefit is valued using the 1994 GAM mortality table projected 5 years at a 6.25% interest rate as of December 31, 2007.

The difference between the present value of the December 31, 2008 accumulated benefit and the present value of the December 31, 2007 accumulated benefit is the “change in pension value” for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multiemployer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [1]	Executive Contributions in Last FY [2]	Registrant Contributions in Last FY [3]	Aggregate Earnings in Last FY [4]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE
Matthew R. Feldman	BEP	$19,260	$-	$584	$-	$42,464
Roger D. Lundstrom	BEP	27,000	7,662	3,940	-	208,001
Sanjay K. Bhasin	BEP	19,294	3,313	600	-	44,837
Chad A. Brandt	BEP	3,925	497	2,565	-	123,666
John Stocchetti	BEP	34,591	2,767	534	-	51,511
J. Mikesell Thomas	BEP	-	-	-	-	-
Michael E. McFerrin	BEP	2,000	237	3,945	318,688	-
Mark P. Bagnoli	BEP	-	-	93	7,430	-
[1]

The table above includes salary reduction contributions by our NEOs and matching “Registrant Contributions” by the Bank under the Benefit Equalization Plan. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 115.

[2]	Included in 2008 amounts in Summary Compensation Table on page 117.
[3]	Included in 2008 amounts in Summary of All Other Compensation in Summary Compensation Table on page 118.
[4]	Not included in 2008 compensation as rate paid was not above a market rate.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Potential Payments Upon Termination Table

Name	Severance	Short-Term Incentive Plan	Long-Term Incentive Plan Payment	Health Care	Total
Matthew R. Feldman [1]	$650,000	$-	$-	$15,318	$665,318
Roger D. Lundstrom	810,000	67,500	196,706	24,048	1,098,254
Sanjay K. Bhasin	720,000	90,000	333,400	24,048	1,167,448
Chad A. Brandt	555,000	69,375	190,038	24,048	838,461
John Stocchetti	1,080,000	90,000	333,400	24,048	1,527,448
[1]

As a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under the President’s Incentive Compensation Plan and Key-Employee Long Term Incentive Compensation Plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

The table above assumes that an NEO has been terminated by us other than for cause or that the NEO has terminated employment for good reason under his employment agreement as of December 31, 2008. Under such circumstances, the NEO would be entitled to severance benefits and continued health care coverage and would continue participation in our incentive compensation plans. See Severance Arrangements on page 112.

We have also assumed that the payments under the President’s Incentive Compensation Plan and Management Incentive Compensation Plan would be at the applicable target amount for that plan, but have noted contractual limitations on those payments, where applicable.

With respect to the Key Employee Long Term Incentive Compensation Plan, we have assumed that the termination of employment either (1) was in connection with a change-of-control or (2) was made by the executive for good reason. In these instances, certain of the executive officers are fully vested in their potential awards under the Key Employee Long Term Incentive Compensation Plan. For purposes of the table above, we have assumed that if either of these events occurred, the P&C Committee would exercise its discretion under the plan to adjust awards and make pro-rata awards based upon the period of time the executive was employed during the performance period. We have assumed that the applicable plan period would be 2008 to 2010 with an award at the target amount with a pro-rata adjustment to reflect the executive had been employed for one year during the performance period.

If a change-of-control event were to occur under Mr. Bhasin’s, Mr. Brandt’s or Mr. Stocchetti’s employment agreement, as of December 31, 2008, these executive officers would have been entitled to receive a change-of-control payment as set forth in the table below.

Name	Change-in-Control Payment
Matthew R. Feldman	$-
Roger D. Lundstrom	-
Sanjay K. Bhasin	125,000
Chad A. Brandt	80,000
John Stocchetti	107,500

In addition to the amounts indicated above, our NEOs are entitled to receive benefits under the Benefit Equalization Plan and the Pension Plan in accordance with the terms of those plans.

Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for time spent reviewing Bank materials, preparing for meetings, participating in other Bank activities and actual time spent attending the meetings of the Board of Directors and its committees. Directors are also reimbursed for reasonable Bank-related travel expenses.

Under the 2008 Director Compensation Policy, compensation is comprised of per-meeting fees which were subject to an annual cap established by the GLB Act.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table sets forth the per-meeting fees and the annual caps established for 2008. Although the annual cap on director compensation published by the Finance Board increased from 2007 to 2008, our Board of Directors decided to maintain the 2007 per meeting and annual compensation limit levels based upon the recent and projected financial performance of the Bank. The amounts shown are in whole dollars.

	2008
	Fee Per Meeting		Annual Cap
Chair	$4,400		$29,944
Vice-chair	3,600		23,955
Other members	2,800	[1]	17,967
[1]	This fee is $3,000 for a director who is chairing one or more committee meetings.

The table below sets forth Director compensation for 2008.

Name	2008 Total Fees Earned or Paid In Cash
P. David Kuhl –Chair	$29,944
James F. McKenna – Vice Chair	23,955
William R. Dodds, Jr.	17,967
Thomas L. Herlache	17,967
Roger L. Lehmann	17,967
E. David Locke	17,967
Kathleen E. Marinangel	17,967
Richard K. McCord	17,967
Steven F. Rosenbaum	17,967
William W. Sennholz	17,967

Total	$197,635

The Housing Act enacted on July 30, 2008 removed the statutory annual caps on director compensation established under the FHLB Act. Director compensation levels are now established at the discretion of each FHLB’s Board of Directors, provided that the fees are reasonable. In connection with setting director compensation for 2009, we participated in an FHLB System review of director compensation which included a director compensation study prepared by McLagan Partners. The McLagan study included separate analysis of director compensation for small asset size commercial banks, Farm Credit Banks and S&P 1500 firms. The study recommended setting a straight annual retainer at the lower-end of the commercial bank benchmarks with additional retainer amounts for the chairman, vice-chairman and committee chair positions. Our Board considered this study in establishing our 2009 director fees and our 2009 director fees are relatively consistent with those at the other FHLBs. The current annual compensation for our directors is near the lower-end of the median level of director compensation for smaller sized commercial banks.

The Director’s Compensation Policy for 2009 adopted by our Board of Directors provides for the payments described below.

2009 Compensation
Chairman of the Board	$60,000
Vice-chairman of the Board	55,000
Chairman of the Audit Committee	55,000
Other Committee Chairman	50,000
All other Directors	45,000

No additional meeting fees are payable to any Director for their participation in any other special meetings or events on behalf of the Board of Directors and the Bank at the request of the FHFA or at other events approved by the Board of Directors. Our Board of Directors has discretion to reduce the annual compensation of any director who does not fulfill his or her responsibility by regularly and consistently attending Board and assigned committee meetings. The Board standard for meeting attendance is set at 80% of the total meetings of the Board and assigned committees on an annual basis.

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

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members are for the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

election of our directors, as more fully discussed in Submission of Matters to a Vote of Security Holders on page 36.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock as of February 28, 2009:

As of February 28, 2009	Regulatory capital stock	% of total
Bank of America N.A. [1] 100 N. Tryon Street Charlotte, North Carolina 28255	$230	8%
One Mortgage Partners Corp. [2] 270 Park Avenue New York, New York 10017	$172	6%
PNC Financial Services Group, Inc. [3] One PNC Plaza, 249 Fifth Avenue Pittsburgh, Pensylvania 15222	$146	5%
[1]

On October 17, 2008, LaSalle Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district. The capital stock was reclassified to MRCS as of October 17, 2008 and has not yet been redeemed.

[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]

MidAmerica Bank, FSB, became ineligible for membership due to an out-of-district merger with National City Bank, effective February 9, 2008. Its capital stock was reclassified to MRCS at that time and has not yet been redeemed. Effective December 31, 2008, National City Corporation merged with PNC Financial Services Group, Inc.

The following table sets forth information about those members with an officer or director serving as a director of the Bank as of February 28, 2009. Independent directors do not control any capital stock of the Bank.

Institution and Address	Director Name	Capital Stock [1]	Percent of Total
The Northern Trust Company 50 S. LaSalle St. Chicago, IL 60603	William R. Dodds, Jr.	$60.5	2.2%
North Shore Bank, FSB 15700 West Bluemound Road Brookfield, WI 53005	James F. McKenna	18.0	0.6%
Baylake Bank 1737 Memorial Drive Sturgeon Bay, WI 54235	Thomas L. Herlache	6.8	0.2%
McHenry Savings Bank 353 Bank Drive McHenry, IL 60050	Kathleen E. Marinangel	3.6	0.1%
Prospect Federal Savings Bank 11139 South Harlem Avenue Worth, IL 60482	Steven F. Rosenbaum	2.7	0.1%
Marshfield Savings Bank 207 W. 6th Street Marshfield, WI 54449	William W. Sennholz	2.6	0.1%
Freestar Bank 101 Greencroft Drive Champaign, IL 61821	P. David Kuhl	1.9	0.1%
McFarland State Bank 5990 Highway 51 McFarland, WI 53558	E. David Locke	1.5	0.1%
Illinois National Bank 322 East Capitol Avenue Springfield, IL 62701	Richard K. McCord	0.9	0.0%
The Harvard State Bank 35 North Ayer Street Harvard, IL 60033	Roger L. Lehmann	0.5	0.0%

Total Directors as a group		$99.0	3.5%

[1]	The capital stock that member institutions own in our Bank is pledged to us as additional collateral on advances and all other outstanding obligations for that member.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 13.	Certain Relationships and Related Transactions.

Related Persons and Related Transactions

We are a cooperative. Capital stock ownership is a prerequisite to transacting any member business with us. Our members (and, in limited circumstances, former members) own all of our capital stock.

Our Board of Directors consists of two types of directors: “member directors” and “independent directors.” The independent directors are a new class of directors added by the Housing Act and replace the “appointive directors” previously designated by the FHFA and its predecessor, the Finance Board. The member directors are required to be directors or executive officers of our members. Effective January 1, 2009, we have seven independent directors and ten member directors serving on our Board. In 2008, we had only ten member directors serving on the Board, all of whom remain on the Board in 2009.

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

During 2008, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director’s business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

Director Independence

General

Our Board of Directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, FHFA regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors and members of its board committees, to the extent the exchange or quotation system selected by the Bank has adopted separate independence rules for such committee members.

As of the date of this Report, we have ten “member directors” and seven “independent directors”. See Directors, Executive Officers, and Corporate Governance – Directors of the Registrant on page 98 for more information on our current directors. During 2008, we had only ten member directors serving on the Board. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

Finance Board Regulations Regarding Independence

The FHFA director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual’s independent judgment. Relationships considered disqualifying by the FHFA include: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. Our Board of Directors

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

assesses the independence of each director under the FHFA’s independence standards, regardless of whether he or she serves on the Audit Committee. Our Board of Directors determined that all directors who served in 2008 were, and all current directors are, independent under these criteria.

SEC Rules Regarding Independence

SEC rules require our Board to adopt a standard of independence to evaluate our directors. Pursuant thereto, the Board adopted the independence standards of the New York Stock Exchange (the “NYSE”) to determine which of our directors are independent, which members of our Audit Committee are not independent, and whether our Audit Committee’s financial experts are independent.

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

Applying the NYSE independence standards to those member directors who served in 2008 and as of the date of this Report, our Board determined that only member directors Lehmann, Rosenbaum, and Sennholz did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these current member directors meets the independence criteria under the NYSE independence standards. However, none of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors is “independent” under the NYSE independence standards.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been billed by our external accounting firm:

	For the Years Ended December 31,
(in thousands)	2008	2007
Audit fees	$893	$729
Audit related fees	99	37
All other fees	-	-

Total fees	$992	$766

Audit fees during the two years ended December 31, 2008, were for professional services rendered for the audits of our financial statements. Audit related fees for the two years ended December 31, 2008, were for assurance and related services primarily related to accounting and consultations.

No tax related fees were paid during the two years ended December 31, 2008. No other fees were paid during the two years ended December 31, 2008 for financial information system design, implementation, or software license fees.

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

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 20, 2009 or, as noted below, were filed with the Bank’s previously filed Annual, Quarterly, or Current Reports, copies of which may be obtained by going to the SEC’s website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [1]

3.2	Federal Home Loan Bank of Chicago Bylaws [2]

10.1.1	Lease for Lincoln-Carlyle Illinois Center & FHLBC dated 12/31/97-7/31/11 [1]

10.1.2	First Amendment to Lease (12/15/2000) [1]

10.1.3	Second Amendment to Lease (10/29/2003) [1]

10.1.4	Sixth Amendment to Lease (1/17/2008) [3]

10.2	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [4]

10.3	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [4]

10.4	Advances, Collateral Pledge and Security Agreement [1]

10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [1]

10.6	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [1]

10.7.1	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement, dated September 15, 2000 [1]

10.7.2	First Amendment to Liquidity Option and Master Participation Agreement, dated April 16, 2001 [1]

10.7.3	Second Amendment to Liquidity Option and Master Participation Agreement, dated January 22, 2004 [1]

10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [5]

10.9.1	Employment Agreement between the Chicago Federal Home Loan Bank and J. Mikesell Thomas, dated August 30, 2004 [1]

10.9.2	Amendment to Employment Agreement between the Federal Home Loan Bank of Chicago and J. Mikesell Thomas, dated January 29, 2008 [6]

10.10	The form of the Employment Agreements between the Federal Home Loan Bank of Chicago and Mark P. Bagnoli, Matthew R. Feldman, Charles A. Huston, Roger D. Lundstrom and Michael E. McFerrin, each dated January 29, 2008 [6]

10.11.1	The form of the Employment Agreement between the Federal Home Loan Bank of Chicago and Sanjay K. Bhasin, Chad A. Brandt and John Stocchetti each dated January 2, 2008

10.11.2	Amendment to Employment Agreement between the Federal Home Loan Bank of Chicago and John Stocchetti dated January 29, 2008 [7]

10.12	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective May 5, 2008 [8]

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Exhibit No.	Description
10.13.1	The form of Retention Bonus Agreement between the Federal Home Loan Bank of Chicago and Sanjay K. Bhasin and Chad A. Brandt, each dated May 1, 2007

10.13.2	The Federal Home Loan Bank of Chicago Employment Retention Plan Agreement, effective May 1, 2007

10.14	Separation Agreement and General Release of Claims by and between the Federal Home Loan Bank of Chicago and Gnanesh Coomaraswamy, effective August 28, 2007 [9]

10.15	Separation Agreement and General Release of Claims by and between the Federal Home Loan Bank of Chicago and J. Mikesell Thomas, effective April 11, 2008 [10]

10.16	Separation Agreement and General Release of Claims by and between the Federal Home Loan Bank of Chicago and Michael E. McFerrin, effective July 15, 2008 [11]

10.17	Separation Agreement and General Release of Claims by and between the Federal Home Loan Bank of Chicago and Mark P. Bagnoli, effective September 5, 2008

10.18	Separation Agreement and General Release of Claims by and between the Federal Home Loan Bank of Chicago and Charles A. Huston, effective October 13, 2008

10.19	Federal Home Loan Bank of Chicago President’s Incentive Compensation Plan, dated January 21, 2003 [1]

10.20	Federal Home Loan Bank of Chicago Long Term Supplemental Incentive Compensation Plan, dated January 22, 2008 [6]

10.21	Federal Home Loan Bank of Chicago Senior Executive Long Term Incentive Plan, dated July 22, 2008 [11]

10.22	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008

10.23	Federal Home Loan Bank of Chicago Management Incentive Compensation Plan, dated April 24, 2007 [12]

10.24.1	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 [1]

10.24.2	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, dated December 19, 2008

10.25	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 [12]

10.26.1	Federal Home Loan Bank of Chicago Board of Directors 2008 Compensation Policy [6]

10.26.2	Federal Home Loan Bank of Chicago Board of Directors 2009 Compensation Policy

10.27	United States Department of Treasury Lending Agreement, dated September 9, 2008 [13]

14	The Federal Home Loan Bank of Chicago Code of Ethics [14]

24	Power of Attorney (included on the signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

99.1	Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2007-SUP-01), dated October 10, 2007 [7]

99.2	Amendment to Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2008-SUP-01), dated July 24, 2008 [12]

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

[1]	Filed with our Form 10 on December 14, 2005
[2]	Filed with our 8-K Current Report on December 29, 2008
[3]	Filed with our 8-K Current Report on January 23, 2008
[4]	Filed with our 8-K Current Report on January 9, 2009
[5]	Filed with our 8-K Current Report on June 28, 2006
[6]	Filed with our 2007 Form 10-K on March 19, 2008
[7]	Filed with our 8-K/A Current Report on April 28, 2008
[8]	Filed with our 8-K/A Current Report on June 10, 2008
[9]	Filed with our 2007 3rd Quarter Form 10-Q on November 14, 2007
[10]	Filed with our 2008 2nd Quarter Form 10-Q on August 8, 2008
[11]	Filed with our 2008 3rd Quarter Form 10-Q November 12, 2008
[12]	Filed with our 2007 1st Quarter Form 10-Q on May 11, 2007
[13]	Filed with our 8-K Current Report on September 9, 2008
[14]	Published on our website at www.fhlbc.com/fhlbc/corp_governance.shtml

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Glossary of Terms

Advances:	Secured loans to members

AFS:	Available-for-sale securities

Agency MBS:	mortgage-backed securities issued by, or comprised of loans guaranteed by, Fannie Mae or Freddie Mac

Agent Fees:	loan origination fees we may pay/receive to/from PFIs for the origination of MPF Loans as our agent

AHP:	Affordable Housing Program

Acquired Member Assets (“AMA”):	Assets that an FHLB may acquire from or through Bank System members or housing associates by means of either a purchase or a funding transaction

AOCI:	Accumulated Other Comprehensive Income

BEP:	Benefit Equalization Plan

Bonds:	Consolidated obligation bonds

CE Fee:	Credit enhancement fee. PFIs are paid a credit enhancement fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance based.

CE Amount:	A PFI’s assumption of credit risk on conventional MPF Loan products that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI. Does not apply to the MPF Xtra product.

CEDA:	Community Economic Development Advance Program

CEP Amount:	This includes the CE Amount. In addition, the PFI may also contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment

CFI:	Community Financial Institution - Defined as Federal Deposit Insurance Corporation (“FDIC”)-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA. The average total assets for calendar year-ends 2006-2008 must be $1 billion or less ($625 million for 2005-2007 and $599 million for 2004-2006).

CIP:	Community Investment Program

Collateral Package:	Promissory note and certain other relevant documents delivered to the designated custodian

Conforming mortgage loans:	Loans that meet the Federal National Mortgage Association’s (“Fannie Mae’s”) or the Federal Home Loan Mortgage Corporation’s (“Freddie Mac’s”) original loan amount limits and underwriting guides. For 2008, the general conforming loan limit for a single family residence was set at $417,000, with higher limits for certain high-cost areas as well as two- to four-family residences and mortgages secured by properties in Alaska, Guam, Hawaii, and the U.S. Virgin Islands. Nonconforming mortgage loans are mortgage loans that do not meet these requirements.

Consolidated Obligations:	FHLB debt instruments which are joint and several liability of all FHLBs; issued by the Office of Finance

Delivery Commitment:	Mandatory commitment of the PFI to sell or originate eligible mortgage loans

Designated Amount:	A percentage of the outstanding principal amount of the subordinated notes we are allowed to include in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities and unsecured credit

DIG:	Derivatives Implementation Group

Discount notes:	Consolidated obligation discount notes

ERISA:	Employee Retirement Income Security Act

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Fannie Mae:	Federal National Mortgage Association

FDIC:	Federal Deposit Insurance Corporation

FHA:	Federal Housing Administration

FHFA:	Federal Housing Finance Agency - The Housing and Economic Recovery Act of 2008 enacted on July 30, 2008 created the Federal Housing Finance Agency which became the new regulator of the FHLBs.

FHLB Act:	The Federal Home Loan Bank Act of 1932, as amended

FHLBs:	The 12 Federal Home Loan Banks or subset thereof

Finance Board:	The Federal Housing Finance Board. The Bank was supervised and regulated by the Finance Board, prior to creation of the Federal Housing Finance Agency as regulator of the FHLBs by the Housing Act, effective July 30, 2008.

Fitch:	Fitch Ratings, Inc.

FLA:	First loss account is a memo account used to track the MPF Bank’s exposure to losses until the CE Amount is available to cover losses.

Freddie Mac:	Federal Home Loan Mortgage Corporation

GAAP:	Generally accepted accounting principles in the United States of America

Ginnie Mae:	Government National Mortgage Association

GLB Act:	Gramm-Leach-Bliley Act of 1999

GSE:	Government sponsored enterprise

Housing Act:	Housing and Economic Recovery Act of 2008, enacted July 30, 2008

HUD:	Department of Housing and Urban Development

HTM:	Held-to-maturity securities

Junior Equity Claims:	Payments to, and redemptions of shares from, holders of our capital stock

LIBOR:	London Interbank Offered Rate

LTV:	Loan-to-value ratio

Master Commitment:	Pool of MPF Loans purchased or funded by an MPF Bank

MBS:	Mortgage-backed security

MI:	Mortgage Insurance

Moody’s:	Moody’s Investors Service

MPF®:	Mortgage Partnership Finance

MPF Guides:	MPF Origination Guide and MPF Servicing Guide

MPF Impaired Loans:	An individual loan in which it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement

MPF Loans:	Collectively, eligible mortgage loans purchased or funded from, or through, PFIs and purchased participations in pools of eligible mortgage loans from other FHLBs

MPF Nonaccrual Loans:	Nonperforming mortgage loans in which the collection of principal and interest is determined to be doubtful or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection

MPF Provider:	The Federal Home Loan Bank of Chicago, in its role of providing programmatic and operational support to the MPF Banks and their PFIs

MPF Shared Funding® program:	A program to provide a platform to allow mortgage loans to be sold through the MPF Program system to a third party-sponsored trust and “pooled” into securities.

MPF XtraTM product:	The MPF Program product under which we acquire MPF Loans from PFIs without any CEP Amount and concurrently resell them to Fannie Mae.

NEO:	Named Executive Officers

Nonrefundable Fees:	Collectively, agent fees and concession fees

NRSRO:	Nationally Recognized Statistical Rating Organization

NYSE:	New York Stock Exchange

OAS:	Option Adjusted Spread

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Office of Finance:	A joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations

ORC:	Operational Risk Committee

Owner Bank:	MPF Bank selling interests in MPF Loans

P&C Committee:	Personnel and Compensation Committee

Pension Plan:	Pentegra Financial Institutions Retirement Fund

PFI:	Participating Financial Institution. A PFI is a member (or eligible housing associate) of an MPF Bank that has applied to and been accepted to do business with its MPF Bank under the MPF Program

PFI Agreement:	MPF Program Participating Financial Institution Agreement

PMI:	Primary mortgage insurance

PPA:	Pension Protection Act of 2006

REFCORP:	Resolution Funding Corporation

Regulatory Capital:	The sum of the paid-in value of capital stock and mandatorily redeemable capital stock

(together defined as “regulatory capital stock”) plus retained earnings

Regulatory Capital Ratio:	Regulatory capital plus Designated Amount of subordinated notes divided by total period-end assets

RHS:	Department of Agriculture Rural Housing Service

ROE:	Return on equity (Net income for the period divided by average equity during the period)

S&P:	Standard and Poor’s Rating Service

Savings Plan:	Pentegra Financial Institutions Thrift Plan

SEC:	Securities and Exchange Commission

Senior Liabilities:	Our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable

SFAS:	Statement of Financial Accounting Standards

SMI:	Supplemental Mortgage Insurance

System:	The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks and the Office of Finance

VA:	Department of Veteran’s Affairs

Voluntary Capital Stock:	Capital stock held by members in excess of their statutory requirement

Voluntary Capital Stock Ratio:	Voluntary capital stock divided by regulatory capital

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

Federal Home Loan Bank of Chicago
/s/ Matthew R. Feldman

By: Matthew R. Feldman
Title: President and Chief Executive Officer

Date: March 20, 2009

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director’s capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2008, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew R. Feldman Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2009

/s/ Roger D. Lundstrom Roger D. Lundstrom	Executive Vice President, Financial Information and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2009

*/s/ P. David Kuhl P. David Kuhl	Chairman of the Board of Directors	March 20, 2009

*/s/ James F. McKenna James F. McKenna	Vice Chairman of the Board of Directors	March 20, 2009

*/s/ Diane M. Aigotti Diane M. Aigotti	Director	March 20, 2009

*/s/ Edward P. Brady Edward P. Brady	Director	March 20, 2009

*/s/ William R. Dodds William R. Dodds	Director	March 20, 2009

S-1

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Signature	Title	Date

*/s/ James D. Ericson James D. Ericson	Director	March 20, 2009

*/s/ Thomas M. Goldstein Thomas M. Goldstein	Director	March 20, 2009

*/s/ Thomas L. Herlache Thomas L. Herlache	Director	March 20, 2009

*/s/ Roger L. Lehmann Roger L. Lehmann	Director	March 20, 2009

*/s/ E. David Locke E. David Locke	Director	March 20, 2009

*/s/ Deborah Jean Lucas Deborah Jean Lucas	Director	March 20, 2009

*/s/ Kathleen E. Marinangel Kathleen E. Marinangel	Director	March 20, 2009

*/s/ Richard K. McCord Richard K. McCord	Director	March 20, 2009

*/s/ Leo J. Ries Leo J. Ries	Director	March 20, 2009

*/s/ Steven F. Rosenbaum Steven F. Rosenbaum	Director	March 20, 2009

*/s/ William W. Sennholz William W. Sennholz	Director	March 20, 2009

*/s/ Gregory A. White Gregory A. White	Director	March 20, 2009

* By: /s/ Peter E. Gutzmer Peter E. Gutzmer, Attorney-in-fact		March 20, 2009

S-2

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

2008 Annual Financial Statements and Notes

Federal Home Loan Bank of Chicago

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the

Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the “Bank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Chicago, Illinois

March 20, 2009

Federal Home Loan Bank of Chicago

Statements of Condition

(Dollars in millions, except par value)

December 31,	2008	2007
Assets
Cash and due from banks	$130	$17
Federal Funds sold and securities purchased under agreements to resell	1,580	10,286
Investment securities -
Trading ($761 and $750 pledged)	866	863
Available-for-sale ($546 and $559 pledged)	2,142	941
Held-to-maturity [1] ($995 and $160 pledged)	16,595	11,481
Advances ($201 and $0 carried at fair value option)	38,140	30,221
MPF Loans held in portfolio, net of allowance for loan losses ($5 and $2)	32,087	34,623
Accrued interest receivable	367	364
Derivative assets	102	111
Software and equipment, net	26	40
Other assets	94	80

Total Assets	$92,129	$89,027

Liabilities and Capital
Liabilities
Deposits -
Interest bearing, incl. $9 and $9 from other FHLBs	$602	$963
Non-interest bearing	155	126

Total deposits	757	1,089

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	29,466	19,057
Bonds	55,305	62,642

Total consolidated obligations, net	84,771	81,699

Accrued interest payable	567	605
Mandatorily redeemable capital stock	401	22
Derivative liabilities	1,067	232
Affordable Housing Program assessment payable	23	45
Resolution Funding Corporation assessment payable	-	10
Other liabilities	56	56
Subordinated notes	1,000	1,000

Total Liabilities	89,842	85,958

Commitments and contingencies (Note 24)

Capital
Capital stock – putable ($100 par value) issued and outstanding shares - 24 million and 27 million shares	2,386	2,661
Retained earnings	540	659
Accumulated other comprehensive income (loss)	(639)	(251)

Total Capital	2,287	3,069

Total Liabilities and Capital	$92,129	$89,027

[1]	Fair values of held-to-maturity securities: $15,728 and $11,510 at December 31, 2008 and 2007.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income

(In millions)

For the years ended December 31,	2008	2007	2006
Interest income	$3,772	$4,479	$4,369
Interest expense	3,570	4,217	3,953

Net interest income before provision for credit losses	202	262	416
Provision for credit losses	3	1	-

Net interest income	199	261	416

Non-interest income (loss) on -
Trading securities	18	22	(21)
Realized net gain (loss) on the sale of available-for-sale securities	10	1	(3)
Realized loss on other-than-temporarily impaired securities	(292)	-	-
Derivatives and hedging activities	45	(27)	(28)
Instruments held under fair value option	1	-	-
Early extinguishment of debt, incl. gains of $1, $0 and $5 from debt transferred to other FHLBs	20	-	8
Other, net	6	7	7

Total non-interest income (loss)	(192)	3	(37)

Non-interest expense -
Compensation and benefits	63	70	64
Professional service fees	13	13	11
Amortization and depreciation of software and equipment	16	19	16
Finance Agency/Finance Board and Office of Finance expenses	5	5	5
Other expense	29	24	22

Total non-interest expense	126	131	118

Income (loss) before assessments	(119)	133	261

Assessments -
Affordable Housing Program	-	11	21
Resolution Funding Corporation	-	24	48

Total assessments	-	35	69

Net income (loss)	$(119)	$98	$192

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital

(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value
Balance, December 31, 2005	38	$3,759	$534	$(143)	$4,150
Comprehensive income (loss) -
Net income (loss)			192		192
Other comprehensive income (loss) (Note 19)				36	36

Total comprehensive income (loss)			192	36	228
Adoption of SFAS 158 to employee retirement plans				(3)	(3)
Proceeds from issuance of capital stock	-	34			34
Reclassification of capital stock to mandatorily redeemable	(12)	(1,206)			(1,206)
Cash dividends on capital stock (3.08% - annualized rate)			(107)		(107)

Balance, December 31, 2006	26	$2,587	$619	$(110)	$3,096

Comprehensive income (loss) -
Net income (loss)			98		98
Other comprehensive income (loss) (Note 19)				(141)	(141)

Total comprehensive income (loss)			98	(141)	(43)

Proceeds from issuance of capital stock	1	88			88
Reclassification of capital stock to mandatorily redeemable	-	(14)			(14)
Cash dividends on capital stock (2.18% - annualized rate)			(58)		(58)

Balance, December 31, 2007	27	$2,661	$659	$(251)	$3,069

Comprehensive income (loss) -
Net income (loss)			(119)		(119)
Other comprehensive income (loss) (Note 19)				(388)	(388)

Total comprehensive income (loss)			(119)	(388)	(507)
Proceeds from issuance of capital stock	1	115			115
Reclassification of capital stock to mandatorily redeemable	(4)	(390)			(390)

Balance, December 31, 2008	24	$2,386	$0540	$(639)	$2,287

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows

(In millions)

	For the years ended December 31,	2008	2007	2006
Operating Activities	Net income (loss)	$(119)	$98	$192
	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
	Depreciation and amortization	41	41	109
	Change in net fair value on derivatives and hedging activities	(30)	(139)	70
	Change in net fair value on adjustment on trading securities	(18)	(22)	21
	Change in net fair value on financial instruments held at fair value	(1)	-	-
	Realized losses on other-than-temporarily impaired securities	292	-	-
	Other adjustments, incl. $(1), $0 and $(5) from losses (gains) on early extinguishment of debt transferred to other FHLBs	(15)	(3)	(10)
	Net change in -
	Purchases and concurrent sales of MPF Xtra Loans and participation interests [1]	-	-	-
	Accrued interest receivable	(8)	18	(41)
	Other assets	(64)	(45)	(59)
	Accrued interest payable	(39)	(84)	137
	Other liabilities	(30)	(25)	(17)

	Total adjustments	128	(259)	210

	Net cash provided by (used in) operating activities	9	(161)	402

Investing Activities	Net change in Federal Funds sold and securities purchased under agreements to resell	8,706	(3,816)	475
	Net change in advances	(7,483)	(3,804)	(1,290)
	MPF Loans -
	Purchases, incl. $(9) , $(90) and $(332) from other FHLBs	(2,320)	(1,530)	(1,565)
	Payments	5,031	4,867	5,641
	Trading securities -
	Purchases	838	(1,010)	(831)
	Proceeds from maturities, sales and paydowns	(825)	701	1,363
	Held-to-maturity (HTM) securities -
	Short-term held-to-maturity securities, net [2]	1,114	343	131
	Purchases	(7,957)	(16)	(5,391)
	Proceeds from maturities	1,553	1,578	1,231
	Available-for-sale (AFS) securities -
	Purchases	(2,181)	(135)	(2,993)
	Proceeds from maturities and sales	954	678	1,692
	Proceeds from sale of foreclosed assets	41	47	59
	Capital expenditures for software and equipment	(7)	(8)	(19)

	Net cash provided by (used in) investing activities	(2,536)	(2,105)	(1,497)

Financing Activities	Net change in deposits, incl. $0, $(2) and $(1) from other FHLBs	(330)	(373)	631
	Net proceeds from issuance of consolidated obligations -
	Discount notes	1,229,174	1,185,970	701,308
	Bonds, incl. $0, $0 and $562 transferred from other FHLBs	22,685	18,902	22,258
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(1,218,752)	(1,178,070)	(706,911)
	Bonds, incl. $(789), $(85) and $(667) transferred to other FHLBs	(30,357)	(24,193)	(15,708)
	Net proceeds from issuance of subordinated notes	-	-	994
	Net proceeds (payments) on derivative contracts with financing element	116	-	-
	Proceeds from issuance of capital stock	115	88	34
	Redemptions of mandatorily redeemable capital stock	(11)	(6)	(1,414)
	Cash dividends paid	-	(58)	(107)

	Net cash provided by (used in) financing activities	2,640	2,260	1,085

	Net increase (decrease) in cash and due from banks	113	(6)	(10)
	Cash and due from banks at beginning of year	17	23	33

	Cash and due from banks at end of year	$130	$17	$23

Supplemental Disclosures	Interest paid	$3,615	$4,210	$3,820
	Affordable Housing Program assessments paid	22	30	36
	Resolution Funding Corporation assessments paid	10	26	50
	Capital stock reclassed to mandatorily redeemable capital stock	390	14	1,206
	Transfer of MPF Loans to real estate owned	64	61	40
	Transfer of AFS securities to HTM securities (fair value)	-	1,464	-

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

[1]

MPF XtraTM loan purchases and sales of $72 million each were reported on a net basis since each purchase and sale was done concurrently. In addition, we acquired $565 million in MPF Loans and concurrently sold participations in those MPF Loans to other FHLBs.

[2]	Short-term held-to-maturity securities consist of investments that have a maturity of less than 90 days when purchased.

Note 1 – Background and Basis of Presentation

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

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (“Housing Act”) was enacted. The Housing Act, among other things, created the Federal Housing Finance Agency (“FHFA”), which became the new regulator of the FHLBs effective July 30, 2008. FHFA replaces the Federal Housing Finance Board (“Finance Board”) which will be abolished one year after enactment of the Housing Act. We remain subject to existing regulations, orders, determinations, and resolutions until new ones are issued or made. Prior to July 30, 2008, the Finance Board had responsibility for the supervision and regulation of the FHLBs.

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

For information regarding recent regulatory actions, see

Note 17 – Regulatory Actions.

In the first quarter of 2008, we began reporting on an enterprise-wide basis rather than providing separate segment information for Traditional Member Finance and Mortgage Partnership Finance activities. Specifically, we switched to managing our business on an enterprise-wide basis as a result of a shift in focus to provide liquidity to our members through advances in response to the Consent Cease and Desist Order (“C&D Order”) entered into with the Finance Board on October 10, 2007 and amended as of July 24, 2008. In particular, the impact of the C&D Order limited the future growth and viability of the MPF Program, as we plan to stabilize our capital base through the approval of a new capital plan under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and reduce our voluntary capital stock currently supporting the MPF Program. As a result of the C&D Order, and a reorganization of our internal structure for decision making purposes, financial segment results are not distributed to, or discussed separately with, the Bank’s Board of Directors, the Bank President, or Executive Management, all of which are considered chief operating decision makers. Our chief operating decision makers determined to make the change effective January 1, 2008 since the decision to shift our focus to providing liquidity through advances was consistent with both our standalone and potential merger plans at that time. Consistent with this fundamental switch in focus to our role as a provider of liquidity through advances, we discontinued our external reporting of segment information beginning with the first quarter of 2008.

[2]

“Mortgage Partnership Finance,” “MPF,” “MPF Shared Funding,” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago. “MPF Xtra” is a trademark of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

As a result of this decision, management no longer manages the business using separate operating segments. We now combine the operating results of the former MPF segment with the former Traditional Member Finance segment for internal reporting purposes and view the Bank as one business for decision-making purposes. Accordingly, the note containing segment information previously disclosed has been omitted from these notes to our financial statements.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Certain amounts in the prior period have been reclassified to conform to the current presentation.

Consolidation – Our application of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, as revised (“FIN 46-R”), is limited to MPF Shared Funding securities, which are mortgage-backed-securities (“MBS”) secured by pools of mortgage loans that meet the eligibility requirements of the MPF Program and FHFA regulations. We are a non-transferor investor in the MPF Shared Funding program. Specifically, we hold two MPF Shared Funding securities that were issued by special purpose entities (“SPE”) that were sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase. We do not act as servicer for the mortgage loans held by the SPE. Under FIN 46-R, the variable interest holder that is considered the primary beneficiary is responsible for consolidating the SPE. An enterprise is considered the primary beneficiary if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the SPE’s expected losses, receive a majority of the SPE’s expected residual returns, or both. We do not consolidate the SPE since we are not the sponsor or the primary beneficiary of the SPE, as we hold the senior, rather than residual, interest in the securities. The securities are classified as held-to-maturity and are not publicly traded or guaranteed by any FHLB. We do not provide any liquidity or credit support to these SPEs. Our maximum loss exposure to these SPEs is limited to the carrying amount of our security interests in the SPEs on our statements of condition.

Cash Flows – For purposes of the statements of cash flows, we consider cash and due from banks as cash and cash equivalents.

Significant Accounting Policies – The following table identifies our significant accounting policies and the note and page number where a detailed description of each policy can be found.

Federal Funds Sold and Securities Purchased Under Agreements to Resell	Note 6
Investment Securities	Note 7
Advances	Note 8
MPF Loans	Note 9
Allowance for Loan Losses	Note 10
Software and Equipment	Note 11
Consolidated Obligations	Note 14
Subordinated Notes	Note 15
Assessments	Note 16
Capital Stock and Mandatorily Redeemable Capital Stock	Note 18
Accumulated Other Comprehensive Income (Loss)	Note 19
FHFA/Finance Board and Office of Finance Expenses	Note 20
Employee Retirement Plans	Note 21
Derivatives and Hedging Activities	Note 22
Estimated Fair Values	Note 23
Commitments and Contingencies	Note 24
Transactions with Related Parties and Other FHLBs	Note 25

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Accounting Principles Adopted in 2008:

SFAS 157 – In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which established a common framework for measuring fair value under GAAP and expanded fair value measurement disclosures.

We adopted SFAS 157 effective January 1, 2008, except for certain nonfinancial assets and nonfinancial liabilities. There was no initial effect of adoption on our financial statements. See Note 23 – Estimated Fair Values for further details.

FSP FAS 157-3 – On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP was effective beginning with our September 30, 2008 financial statements. The FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. The FSP

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

FSP FAS 157-3 clarifies that even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, the FSP also clarifies that it is not appropriate to automatically conclude that any transaction price is representative of fair value – that is, a transaction price may not represent an exit price resulting from an orderly transaction. Critical factors to determine whether an active or inactive market exists at the transaction level include, but are not limited to, the following:

•	the degree by which the bid-ask spreads have widened in the markets in which the financial assets trade;

•	the volume of trades relative to historical levels;

•	available prices vary significantly over time or among market participants;

•	prices are not current;

•	evidence supporting distressed sales have occurred; and

•	other relevant factors.

See Note 23 – Estimated Fair Values for further details.

SFAS 159 – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently (for example, fair value versus amortized cost) without having to apply complex hedge accounting provisions. The fair value option may be applied, with few exceptions, on an instrument-by-instrument basis. Electing the fair value option for a financial asset or financial liability means that changes in fair value will be immediately recognized in our statements of income. The election to fair value is irrevocable unless a new election date occurs.

We adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since we did not elect the fair value option for any existing asset or liability. As discussed in Note 23 – Estimated Fair Values, we elected the fair value option for certain newly acquired financial assets and liabilities during 2008. At December 31, 2008 we held an advance of $200 million par value at a fair value of $201 million under SFAS 159.

SFAS 159 also amended SFAS No. 95, Statement of Cash Flows and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to specify that cash flows from trading securities should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 115 required that all cash flows from trading securities be classified as cash flows from operating activities. As a result, beginning January 1, 2008, we classify purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Previously, all cash flows associated with trading securities were reflected in our statement of cash flows from operating activities. We have retrospectively adjusted the statement of cash flows for the prior years to classify activities related to trading securities held for investment purposes as cash flows from investing activities. In addition, we have retrospectively adjusted the statement of cash flows’ prior years for the application of FSP FIN 39-1, as discussed in the following paragraph. Also see Note 23 – Estimated Fair Values for further details.

FIN 39-1 – On April 30, 2007 the FASB issued FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39. Under FSP FIN 39-1, we may elect to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or an obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value. The receivable or payable related to collateral may not be offset if the amount recognized does not represent or approximate fair value. We adopted FSP FIN 39-1 effective January 1, 2008.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table summarizes the amount of the adjustments made retrospectively to the statements of cash flows for prior years as a result of SFAS 159 and the application of FSP FIN 39-1:

December 31,	2007	2006
SFAS 159 -
Net cash from operating activities	$309	$(532)
Net cash from investing activities -
Trading securities - Purchases	(1,010)	(831)
Trading securities - Proceeds	701	1,363

FSP FIN 39 -1
Net cash from operating activities	$37	$(195)
Net cash from financing activities	(37)	195

DIG Issue E23 – On January 10, 2008, the FASB cleared guidance for SFAS 133 Implementation Issue No. E23 Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68. DIG Issue E23 clarifies that swaps that have a non-zero fair value at inception can qualify for the shortcut method provided the difference between the transaction price (zero) and the fair value is solely attributable to a bid-ask spread. Further, hedged items that have a settlement date subsequent to the swap trade can qualify for the shortcut method. DIG Issue E23 became effective January 1, 2008, and did not have an effect on our financial statements.

FSP FAS 133-1 and FIN 45-4 – On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.

FSP FAS 133-1 and FIN 45-4 amended FAS 133 to require additional disclosures for credit derivatives that would allow financial statement users to assess the potential effect on the entity. This pronouncement also amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which we measure risk. We do not enter into credit derivatives, but do have guarantees: standby letters of credit, standby bond purchase agreements and FHLBs’ joint and several liability on consolidated obligations. We adopted FSP FAS 133-1 and FIN 45-4 effective December 31, 2008. The adoption had no effect on our financial statements but did result in increased disclosures. See Note 24 – Commitments and Contingencies for further details.

FSP FAS 140-4 and FIN 46(R)-8 – On December 11, 2008, the FASB issued FASB Staff Position No. FAS 140-4 and

FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, requiring additional disclosures about transfers of financial assets and an entity’s involvement with variable interest entities. The FSP became effective December 31, 2008. No comparative disclosures are required as part of the initial adoption of the FSP. As of December 31, 2008, the FSP did not require us to make significant additional disclosures since (1) our transfers of financial assets had not represented securitizations or asset-backed financing arrangements with continuing involvement, (2) we did not have a significant interest in a variable interest entity, and (3) we were not a sponsor or servicer in a qualifying SPE.

FSP EITF 99-20-1 – On January 12, 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 aligns the impairment guidance in EITF 99-20 with SFAS 115. Specifically, prior to this amendment, EITF 99-20 required us to recognize other-than-temporary impairment (“OTTI”) for certain securities when an adverse change in expected cash flows had occurred based on market participant assumptions and fair value of the security was below its cost. This means that expected cash flows included market participant adjustments for assumptions such as liquidity concerns. Such market participant assumptions could not be overcome by management judgment of the probability of all cash flows previously projected. In contrast, SFAS 115 does not require exclusive reliance on market participant assumptions about future cash flows. Instead, SFAS 115, and now EITF 99-20-1, permits the use of reasonable management judgment of the probability that we will be unable to collect all amounts due according to the contractual terms of a security. FSP EITF 99-20-1 also amends EITF 99-20 with respect to when the yield of a security within the scope of EITF 99-20 would be recalculated. Specifically, the accretable yield would be recalculated for probable adverse (favorable) change in expected cash flows as determined under SFAS 115.

FSP EITF 99-20-1 is effective October 1, 2008 and is to be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The initial adoption of FSP EITF 99-20-1 did not materially affect our financial statements.

Recently Issued but Not Yet Adopted Accounting Standards and Interpretations:

FSP FAS 157-2 – Pursuant to FSP FAS 157-2 Effective Date of FASB Statement No. 157 issued February 12, 2008, we have delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

items that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), until January 1, 2009. Examples of nonfinancial assets within the scope of this FSP are long-lived assets or asset groups measured at fair value for an impairment assessment under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no effect to our financial statements upon initial adoption.

SFAS 161 – In March of 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 which amends and expands the disclosure requirements of SFAS 133.

SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date is for fiscal and interim periods beginning after November 15, 2008 with earlier adoption encouraged. Disclosures will not be required retrospectively to prior reporting periods. We have elected to adopt SFAS 161 effective January 1, 2009. We do not expect any effect to our financial statements upon initial adoption since SFAS 161 only addresses footnote disclosure requirements.

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2008	2007	2006
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$141	$571	$443
Investment securities -
Trading	43	36	45
Available-for-sale	52	144	122
Held-to-maturity	717	618	536

Total investment securities	812	798	703

Advances	1,165	1,271	1,200
MPF Loans held in portfolio	1,687	1,876	2,064
Less: Credit enhancement fees paid	(33)	(37)	(41)

MPF Loans held in portfolio, net	1,654	1,839	2,023

Total interest income	3,772	4,479	4,369

Interest Expense -
Deposits	19	47	53
Securities sold under agreements to repurchase	56	98	91
Consolidated obligations -
Discount notes	429	704	745
Bonds	3,009	3,311	3,028

Total consolidated obligations	3,438	4,015	3,773

Mandatorily redeemable capital stock	-	-	5
Subordinated notes	57	57	31

Total interest expense	3,570	4,217	3,953

Net Interest Income before provision for credit losses	202	262	416
Provision for credit losses	3	1	-

Net interest income	$199	$261	$416

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 5 – Cash and Due from Banks

We maintained average balances with the Federal Reserve Bank of Chicago of $47 million and $21 million for the years ended December 31, 2008 and 2007. We were required to maintain minimum average daily clearing balances of $10 million and $2 million for the years ended December 31, 2008 and 2007.

We act as a pass-through correspondent for some of our members that are required to deposit reserves with the Federal Reserve Bank of Chicago. Cash and due from banks includes pass-through deposit reserves and other reserves at the Federal Reserve Bank of Chicago, which are not restricted, of $130 million and $17 million at December 31, 2008 and 2007.

Note 6 – Federal Funds Sold and Securities Purchased Under Agreements to Resell

We utilize Federal Funds sold and securities purchased under agreements to resell for short-term liquidity. Federal Funds sold are reflected on the statements of condition at cost. We had Federal Funds sold (excluding securities purchased under agreements to resell) of $1.1 billion and $10.3 billion at December 31, 2008 and 2007.

We record securities purchased under agreements to resell as collateralized financings, which are carried at amortized cost. Securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty is required to place an equivalent amount of additional securities in safekeeping in our name or the dollar value of the resale agreement will be decreased accordingly. While we are permitted by the terms of the underlying agreements to sell or repledge collateral accepted in connection with these activities, we do not do so due to the short-term nature of the transactions. In 2008, we purchased securities under agreements to resell on an overnight basis, thus the fair value of the collateral accepted approximates the carrying value of these securities. We had $495 million of securities purchased under agreements to resell outstanding at December 31, 2008. At December 31, 2007 we had no securities purchased under agreements to resell outstanding.

Note 7 – Investment Securities

We maintain a portfolio of investment securities for liquidity and asset-liability management purposes and to provide additional earnings. Purchases and sales of securities are recorded on a trade date basis. We determine and document the classification of the security as trading, available-for-sale (“AFS”), or held-to-maturity (“HTM”) at acquisition. Securities classified as trading are held for liquidity purposes. Classification as HTM requires that we have both the intent and ability to hold the security to maturity. Investment securities not classified as either trading or as HTM are classified as AFS. The sale or transfer of an HTM security due to changes in circumstances as allowed under SFAS 115, such as evidence of significant deterioration of the issuer’s creditworthiness or changes in regulatory requirements, is considered to be consistent with its original classification. In this regard, we consider certain HTM securities that were pledged as collateral to Lehman Brothers Special Financing Inc. (“LBSFI”) under an ISDA agreement as effectively sold in the fourth quarter of 2008. Refer to Note 22 – Derivatives and Hedging Activities for further details. Otherwise, transfers of investment securities from the HTM category are not permitted. Transfers of investment securities into or from the trading category are rare.

HTM securities are carried at amortized cost. Trading and AFS securities are carried at fair value. Changes in fair value of trading securities are recognized in non-interest income. Changes in fair value of AFS securities are recognized in accumulated other comprehensive income (“AOCI”).

We compute the amortization and accretion of premiums and discounts on MBS using the constant effective interest (i.e., level yield) method over the estimated lives of the securities, based on anticipated prepayments. If a difference arises between the prepayments anticipated and actual prepayments received, we recalculate the effective yield to reflect actual payments to date and anticipated future payments. This includes unrealized loss amounts being amortized out of AOCI related to MBS loans transferred from AFS to HTM. Amortization of the unrealized loss from AOCI will be offset by the interest income accretion related to the discount on the transferred securities. If any HTM investment security transferred or AFS investment security becomes other-than-temporarily impaired, its related unrealized loss amount in AOCI will be immediately recognized as a realized loss on other-than-temporarily impaired securities in the statements of income. We compute the amortization and accretion of premiums and discounts on all non-MBS investment securities using the constant effective interest method to the contractual maturity of the securities.

Gains and losses on sales of securities are determined using the specific identification method and are included in other non-interest income.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Trading Securities

The following table presents the fair value of trading securities and weighted average yields as of the dates indicated:

	2008		2007
December 31,	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Non-MBS:
Government-sponsored enterprises	$838	4.95%	$802	5.00%
Consolidated obligations of other FHLBs	-	-	25	4.93%

Total Non-MBS	838	4.95%	827	5.00%

MBS:
Government-sponsored enterprises	24	4.84%	28	4.83%
Government-guaranteed	4	5.29%	5	6.30%
Private-label	-	-	3	6.28%

Total MBS	28	4.91%	36	5.15%

Total trading securities	$866	4.94%	$863	5.00%

Amortized Cost and Fair Value

The following table presents the amortized cost and fair value of AFS and HTM securities as of the dates indicated:

	Available-for-Sale				Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Non-MBS:
Commercial paper	$-	$-	$-	$-	$-	$-	$-	$-
Government-sponsored enterprises	530	17	-	547	411	21	-	432
State or local housing agency obligations	7	-	-	7	48	-	-	48
Small Business Administration/ Small Business Investment Companies	-	-	-	-	567	3	(1)	569

Total non-MBS	537	17	-	554	1,026	24	(1)	1,049

MBS:
Government-sponsored enterprises	1,448	36	-	1,484	11,459	306	(17)	11,748
Government-guaranteed	-	-	-	-	17	-	-	17
MPF Shared Funding	-	-	-	-	304	-	(16)	288

Private-label	145	-	(41)	104	3,789	-	(1,163)	2,626

Total MBS	1,593	36	(41)	1,588	15,569	306	(1,196)	14,679

Total	$2,130	$53	$(41)	$2,142	$16,595	$330	$(1,197)	$15,728

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

	Available-for-Sale				Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Non-MBS:
Commercial paper	$-	$-	$-	$-	$1,172	$-	$-	$1,172
Government-sponsored enterprises	656	4	-	660	-	-	-	-
State or local housing agency obligations	-	-	-	-	56	-	-	56
Small Business Administration/Small Business Investment Companies	-	-	-	-	508	3	-	511

Total non-MBS	656	4	-	660	1,736	3	-	1,739

MBS:
Government-sponsored enterprises	60	-	(2)	58	4,846	50	(29)	4,867
Government-guaranteed	-	-	-	-	22	-	-	22
MPF Shared Funding	-	-	-	-	333	-	(9)	324
Private-label	238	-	(15)	223	4,544	48	(34)	4,558

Total MBS	298	-	(17)	281	9,745	98	(72)	9,771

Total	$954	$4	$(17)	$941	$11,481	$101	$(72)	$11,510

The amortized cost of our MBS classified as AFS included net discounts of $67 and $1 million at December 31, 2008 and 2007. The amortized cost of our MBS classified as HTM included net discounts of $387 million at December 31, 2008 and $150 million at December 31, 2007.

Maturity Terms

The following table presents the amortized cost, fair value, and weighted average yield of AFS and HTM securities by contractual maturity as of December 31, 2008. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to prepay obligations, with or without prepayment fees.

	Available-for-Sale			Held-to-Maturity
December 31, 2008	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Non-MBS by Year of Maturity -
Due in one year or less	$25	$26	4.91%	$503	$505	3.75%
Due after one year through five years	137	142	4.30%	416	438	3.75%
Due after five years through ten years	163	170	5.50%	60	60	5.51%
Due after ten years	212	216	5.99%	47	46	4.82%

Total non-MBS	537	554	5.36%	1,026	1,049	3.90%
MBS	1,593	1,588	4.88%	15,569	14,679	4.90%

Total	$2,130	$2,142	5.00%	$16,595	$15,728	4.84%

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Interest Rate Payment Terms

The following tables present the interest rate payment terms of AFS and HTM securities at amortized cost as of the dates indicated:

	Available-for-Sale		Held-to-Maturity
December 31,	2008	2007	2008	2007
Amortized cost of Non-MBS:
Fixed-rate	$530	$656	$991	$1,697
Variable-rate	7	-	35	39

Total Non-MBS	537	656	1,026	1,736

MBS:
Pass-through securities:
Fixed-rate	210	60	5,678	2,030
Variable-rate	1,238	-	3,986	617
Collateralized mortgage obligations:
Fixed-rate	-	-	1,279	2,719
Variable-rate	145	238	4,626	4,379

Total MBS	1,593	298	15,569	9,745

Total	$2,130	$954	$16,595	$11,481

Realized and Unrealized Losses

We apply SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FSP FAS115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to determine whether our investment securities have incurred OTTI. We determine whether a decline in an individual investment security’s fair value below its amortized cost basis is other-than-temporary on a quarterly basis. Specifically, we perform an OTTI assessment for all of our AFS and HTM investment securities that have a fair value of less than amortized cost.

When the fair value of an investment is less than its cost at the balance sheet date for which impairment is assessed, the impairment is either temporary or other-than-temporary. We apply other guidance that is pertinent to the determination of whether an impairment is other-than-temporary, such as paragraph 16 of SFAS 115 (which references SEC Staff Accounting Bulletin Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities), and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets as interpreted by EITF 99-20-1.

We apply a three step process to determine and account for OTTI for our AFS and HTM investment securities. This process is summarized below.

Step 1 - OTTI Assessment

We assess impairment on each individual AFS or HTM investment security. Under Step 1, an AFS or HTM investment security is considered impaired if its fair value is less than its amortized cost. If an AFS or HTM investment security is considered as impaired, then Step 2 is applied to determine if impairment recognition is appropriate.

Step 2 - OTTI Recognition Determination

Determination of whether losses are other-than-temporary often involves estimating the outcome of future events. Accordingly, judgment is required in determining whether factors exist that indicate an impairment loss has been incurred at the end of the reporting period. These judgments are based on subjective as well as objective factors, including knowledge and experience about past and current events and assumptions about future events.

In this regard, we weigh several indicators that include, but are not limited to:

•	our ability and intent to hold the investment securities until maturity or until anticipated recovery of fair value, whichever is applicable;

•	the duration and severity of the unrealized loss;

•	the nature of the event or events that gave rise to the impairment;

•	and other relevant factors.

If we conclude that impairment of an individual private-label MBS is only temporary based primarily on projections of future cash flows, those cash flows must be sufficiently specific to the individual securities and/or to deal-specific collateral assumptions, rather than on assumptions of broad classes of similar loans (e.g., all subprime or Alt-A loans). The analysis also takes into account the actual performance of the specific private-label MBS collateral to date with regard to assumptions of future credit performance. This analysis projects cash flows based on probability of default and loss given default assumptions. In addition, this analysis projects prepayments, delinquency and default rates, expected loss severities, and interest rates, while factoring in the underlying collateral and credit enhancement. If the analysis does not support a realizable value equal to or greater than the private-label MBS carrying value, we recognize OTTI.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Step 3 - OTTI Accounting

If we determine that other-than-temporary impairment exists, we account for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. Specifically, the investment security is written down to fair value which becomes its new cost basis, any deferred amounts related to such securities are written off, and a realized loss is recognized in non-interest income (loss). As of the measurement date, a new accretable yield is calculated on the impaired security, which is amortized over the remaining life of the investment security in a prospective manner based on the amount and timing of future estimated cash flows and is re-evaluated quarterly.

In addition, if an investment security has a current credit rating below AA and it has been previously written down due to other-than-temporary impairment, we subsequently apply EITF 99-20, as amended by EITF 99-20-1. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations – FSP EITF 99-20-1.

Realized Other-Than-Temporary Impairment Losses

We performed an impairment analysis of our AFS and HTM portfolios at December 31, 2008 using detailed cash flow analysis to determine the recoverability of all principal and interest contractually due. Our models project prepayments, delinquency and default rates, expected loss severities, and interest rates, while factoring in the underlying collateral and credit enhancement.

The following table summarizes our other-than-temporary impairment. We recognized no impairment losses in prior years.

	Other-Than-Temporarily Impaired Securities at December 31, 2008				For the Year Ended December 31, 2008
	Unpaid Principal Balance	Amortized Cost	Net Unrealized Gains (Losses) [1]	Fair Value	OTTI Impairment Charge
AFS
Alt-A	$122	$63	$-	$63	$(59)

Total AFS	122	63	-	63	(59)

HTM
Prime - interest first	134	87	-	87	(47)
Subprime	374	194	(16)	178	(186)

Total HTM	508	281	(16)	265	(233)

Total OTTI	$630	$344	$(16)	$328	$(292)

[1]	Net unrealized gains (losses) subsequent to impairment loss recognition.

Unrealized Temporary Losses on our AFS and HTM Portfolios

Our AFS portfolio at December 31, 2008 includes $104 million of AAA or AA rated private-label MBS at fair value. The underlying mortgages collateralizing these securities are considered Alt-A. As of December 31, 2008, this portfolio has experienced a temporary decrease in fair value of $41 million due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. These securities had fair values ranging from 45% to 61% of par value. The entire unrealized loss of $41 million was aged greater than 12 months.

Our HTM portfolio had gross unrealized losses of $1.2 billion at December 31, 2008. This amount does not include

$76 million of remaining unrealized losses on securities transferred from the AFS portfolio on December 27, 2007, because the transfer was recorded at fair value.

On December 27, 2007, we transferred from AFS to HTM certain private-label MBS. The objective of the transfer was to recognize a change in management’s intent to hold these securities to maturity due to illiquidity in the credit markets related to these investments. The amortized cost basis of the securities prior to their transfer was $1.602 billion. The new cost basis established by the transfer was approximately $1.464 billion, which represented the fair value of the securities at the time of transfer.

The $138 million unrealized loss on these securities at that time was reported in AOCI and is being amortized using the

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

constant effective interest (i.e., level yield) method over the estimated lives of the securities, based on anticipated prepayments, offset by the interest income accretion related to the discount on the transferred securities. However, if any security transferred becomes other-than-temporarily impaired, its related unrealized loss amount in AOCI will be immediately recognized as an impairment loss. Our disclosures related to these securities as part of the HTM portfolio are based on their new cost basis established at the time of transfer. For the year ended 2008, we recognized $40 million from AOCI into realized loss on other-than-temporarily impaired HTM securities.

Included in the $1.2 billion of gross unrealized losses on HTM securities at December 31, 2008 was $544 million of unrealized losses that have existed for a period greater than 12 months. All HTM securities with unrealized losses greater than 12 months had fair values ranging from 34% to 100% of par value.

The remainder of the AFS and HTM portfolios that have not been designated as other-than-temporarily impaired have experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. The decline in value of the remainder of our AFS and HTM portfolios is considered temporary as we have the intent and ability to hold these investments to maturity and we expect to collect all contractual principal and interest.

The following tables summarize only those AFS and HTM securities with unrealized losses as of the dates indicated:

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
MBS:
Private-label	$-	$-	$41	$(41)	$41	$(41)

Total temporarily impaired	$-	$-	$41	$(41)	$41	$(41)

Held-to-Maturity Securities
Non-MBS: Small Business Administration / Small Business Investment Companies	$7	$(1)	$-	$-	$7	$(1)
MBS:
Government-sponsored enterprises	586	(17)	-	-	586	(17)
MPF Shared Funding	-	-	288	(16)	288	(16)
Private-label	1,384	(635)	975	(528)	2,359	(1,163)

Total temporarily impaired	$1,977	$ (653)	$1,263	$(544)	$3,240	$(1,197)

December 31, 2007	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
MBS:
Government-sponsored enterprises	$-	$-	$59	$(2)	$59	$(2)
Private-label	197	(15)	-	-	197	(15)

Total temporarily impaired	$197	$(15)	$59	$(2)	$256	$(17)

Held-to-Maturity Securities
MBS:
Government-sponsored enterprises	$-	$-	$1,423	$(29)	$1,423	$(29)
MPF Shared Funding	-	-	324	(9)	324	(9)
Private-label	1,916	(34)	-	-	1,916	(34)

Total temporarily impaired	$1,916	$(34)	$1,747	$(38)	$3,663	$(72)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Gains and Losses on Trading and AFS Securities

The net gains (losses) on trading securities for the periods indicated were as follows:

For the years ended December 31,	2008	2007	2006
Net realized gain (loss)	$-	$-	$(18)
Net unrealized gain (loss)	18	22	(3)

Net gain (loss) on trading securities	$18	$22	$(21)

The realized gains and losses on AFS securities for the periods indicated were as follows:

For the years ended December 31,	2008	2007	2006
Realized gain on sale	$10	$1	$3
Realized loss on sale	-	-	(6)
Realized loss on other-than-temporary impairment	(59)	-	-

Net realized gain (loss) on AFS securities	$(49)	$1	$(3)

Proceeds from sales of AFS securities	$458	$50	$989

Note 8 – Advances

Advances issued to our members are carried at amortized cost unless we elect the fair value option, in which case the advances are carried at fair value. See Note 23 - Estimated Fair Values for further discussion.

We amortize premiums and accrete discounts on advances carried at amortized cost as a component of interest income using the constant effective interest (i.e., level yield) method. Advances that qualify for fair value hedge accounting are adjusted for changes in fair value that offset the risk being hedged. For cash flow hedges of advances, changes in fair value that offset the risk being hedged are included in AOCI.

We only recognize contractual interest into interest income using the level yield method for advances carried at fair value.

We issue putable fixed-rate advances which give us the right to exercise a put option in whole or in part after a predefined lockout date at par upon five business days notice. In the event we exercise the put option, the related advance is considered extinguished through one of the following options:

•	repayment by the member;

•	replacement with our funding, offered to the member subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest);

•

in the absence of any action by the member, replacement by an open-line overnight advance, subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest); or

•	other settlement if replacement funding is not available pursuant to the terms of our credit policy.

We also issue advances that are callable at the member’s option such that a member may repay the advance on predetermined call dates without incurring prepayment fees.

We charge our members a prepayment fee when they prepay certain advances before the original maturity or predetermined call dates. The prepayment fee makes us financially indifferent to the prepayment of the advance. We record prepayment fees and related SFAS 133 fair value hedging adjustments as a component of interest income on the statements of income at the time of prepayment unless the prepayment represents a modification of terms. This may occur when a new advance is issued concurrently or shortly after the prepayment of an existing advance. In such cases, we determine whether the new advance represents a modification to the original advance or an extinguishment. If the new advance represents a modification to the original advance, the prepayment fee and SFAS 133 hedging adjustments are deferred and amortized over the life of the modified advance as a component of interest income. If prepayment of the advance represents an extinguishment, the prepayment fee and SFAS 133 fair value hedging adjustments are immediately recognized into interest income. Amounts previously deferred in AOCI related to a cash flow hedge on the extinguished advance are immediately recognized into derivatives and hedging activities.

We recognized prepayment fees of $18 million, less than $1 million, and $8 million, for the years ended December 31, 2008, 2007, and 2006.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Interest Rate Payment Terms – The following table presents our advances by advance type as of the dates indicated:

December 31,	2008	2007
Fixed-rate	$21,127	$16,476
Variable-rate	8,700	6,593
Putable	7,082	6,481
Other	621	495

Total par value of advances	37,530	30,045
Hedging adjustments	609	176
Fair value adjustments	1	-

Total	$38,140	$30,221

At December 31, 2008 and 2007, we had advances outstanding at interest rates ranging from 0.14% to 8.47% and 2.24% to 8.47%.

The following table presents our advances by redemption term, including year of contractual maturity (and weighted average interest rate) and year of maturity or next put date for putable advances:

December 31, 2008	Contractual Maturity	Weighted Average Interest Rate	Next Maturity/ Put Date
Due in one year or less	$15,791	2.30%	$20,461
One to two years	7,193	3.29%	7,578
Two to three years	3,468	4.06%	3,458
Three to four years	1,641	4.31%	1,607
Four to five years	1,898	3.31%	1,418
Thereafter	7,539	3.01%	3,008

Total par value	37,530	2.93%	$37,530

Hedging adjustments	609
Fair value adjustments	1

Total	$38,140

Security Terms – We lend to our members in accordance with federal statutes, including the FHLB Act and FHFA regulations. We are required by statute to obtain sufficient collateral to fully secure advances. The estimated value of the collateral required to secure each member’s obligations is calculated by applying collateral discounts, or haircuts, to the par value of the collateral, except for securities for which the discount is applied to the fair value. We accept certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. However, community financial institutions (“CFIs”) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans under the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and the Housing Act. Our capital stock owned by borrowing members is also pledged as additional collateral on advances. We comply with the FHLB Act, which requires that our aggregate advances to any single member not exceed 20 times the amount of that member’s capital stock.

Based upon the financial condition of the member, we either allow a member to retain physical possession of the collateral assigned to us, or require the member to specifically assign or place physical possession of the collateral with us or our safekeeping agent. A written security agreement that all members are required to execute provides that members that retain possession of collateral, agree to hold the collateral for our benefit and subject to our direction and control. Further, we perfect our security interest in all pledged collateral.

Beyond these provisions, the FHLB Act affords any security interest granted to us by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Some of our advances are concentrated with members that individually borrowed 10% or more of our total advances. We had $4.4 billion of outstanding advances at December 31, 2008 and $4.1 billion at December 31, 2007 to Bank of America, N.A., formerly LaSalle Bank, N.A., which represented 12% and 14% of total advances outstanding with no other member exceeding 10% at either date. On October 17, 2008, LaSalle Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district.

Note 9 – MPF Loans

MPF Loans Held in Portfolio

We invest in mortgage loans through the MPF Program, a secondary mortgage market structure under which we purchase and fund eligible mortgage loans from or through PFIs, and in some cases, we have purchased participations in pools of eligible mortgage loans from other FHLBs (collectively, “MPF Loans”).

Effective August 1, 2008, we no longer enter into delivery commitments for the purchase of MPF Loans for investment except for immaterial amounts of MPF Loans that primarily

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

are guaranteed by the Rural Housing Service of the Department of Agriculture (“RHS”) or insured by the Department of Housing and Urban Development (“HUD”). MPF Loans purchased from Chicago PFIs starting August 1, 2008 are primarily held as investments by other FHLBs participating in the MPF Program and for master commitments entered into after October 23, 2008, are concurrently sold to Fannie Mae, see MPF Xtra below.

MPF Loans held for investment are carried at amortized cost. MPF Loans that qualify for fair value hedge accounting are recorded at their carrying amount, adjusted for changes in fair value due to the hedged risk.

Fee Recognition in the Statements of Income

Extension fees are recognized when a PFI requests to extend the period of a delivery commitment beyond the original stated maturity. Delivery commitment extension fees are recognized as earned and classified in other income.

Pair-off fees are received when the amount funded is less than a specified percentage of the delivery commitment. Pair-off fees are recognized as earned in derivatives and hedging activities.

Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount. Price adjustment fees are not immediately recognized but are included as a basis adjustment to the underlying MPF Loans and amortized into interest income as a yield adjustment.

Agent fees and premiums and discounts paid to and received by PFIs are amortized as a component of interest income over the contractual life of the MPF Loan. Further, any net fees or costs that represent yield adjustments are recognized over the life of the related MPF Loan(s) using the interest method.

Accounting for Credit Enhancement

FHFA regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for loan losses. In our role as MPF Provider, we analyze the risk characteristics of each MPF Loan (as provided by the PFI) using S&P’s LEVELS®, a third party provider model, in order to determine the required amount of credit enhancement for a loan to be acquired and held as an investment by an MPF Bank (“MPF Program Methodology”).

The MPF Bank and PFI share the risk of credit losses on conventional MPF Loan products, other than the MPF Xtra product, by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. The MPF Bank is obligated to incur the first layer or portion of credit losses not absorbed by the borrower’s equity and after any primary mortgage insurance (“PMI”) which is called the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. The PFI’s credit enhancement obligation (“CE Amount”) is calculated using the MPF Program Methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a AA rated mortgage-backed security and the initial FLA (which is zero for the Original MPF product).

Under the MPF Program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which may be a direct obligation of the PFI or may be a supplemental mortgage insurance (“SMI”) policy paid for by the PFI, in either case covering a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance based credit enhancement fee (“CE Fee”). Under FHFA regulations, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances from the MPF Bank are collateralized. The PFI’s obligations with respect to MPF Loans are secured along with other obligations of the PFI under its regular advances agreement with the MPF Bank and further, that the MPF Bank may request additional collateral to secure the PFI’s obligations.

CE Fees compensate PFIs for assuming credit risk and may or may not be performance based depending on the MPF product. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans. To the extent that losses in the current month exceed performance based CE Fees accrued, the remaining losses may be recovered from future performance CE Fees payable to the PFI. CE Fees are recorded as an offset to mortgage loan interest income when paid by us. Credit enhanced conventional MPF products were designed to allow for periodic resets of the CE Amount.

We incurred CE Fees of $33 million, $37 million, and $41 million for the years ended December 31, 2008, 2007, and 2006.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table presents MPF Loan held in our portfolio information as of the dates indicated:

December 31,	2008	2007
MPF Loans held in portfolio:
Single-family medium term: [1]
Conventional	$9,657	$10,941
Government [3]	230	274

Total medium term	9,887	11,215

Single-family long term: [2]
Conventional	17,897	18,875
Government [3]	3,861	4,277

Total long term	21,758	23,152

Total par value of MPF Loans	31,645	34,367
Agent fees, premium (discount)	150	177
Loan commitment basis adjustment	(16)	(12)
Hedging adjustments	311	92
Receivable from future performance credit enhancement fees	2	1
Allowance for loan loss	(5)	(2)

Total MPF Loans held in portfolio, net	$32,087	$34,623

[1]	The original term to maturity is 15 years or less.
[2]	The original term to maturity is greater than 15 years.
[3]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

Non-Performing Loans

MPF Loans are placed on non-performing (non-accrual) status when it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the MPF Loan is well-secured and in the process of collection. We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred. This is the result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. We had $19 million and $12 million of MPF Loans on non-performing status at December 31, 2008 and December 31, 2007.

MPF Loans that are on non-performing status and that are viewed as collateral-dependent loans are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment. We had impaired MPF Loans of $12 million at December 31, 2008 and $7 million at December 31, 2007. An allowance of less than $1 million was allocated to these loans at December 31, 2008 and none at December 31, 2007. The average balance for impaired MPF Loans was $9 million and $5 million for the years ended December 31, 2008 and 2007. Interest income recognized on impaired MPF Loans was less than $1 million for all periods presented.

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

Real estate owned (“REO”) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures of MPF Loans. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. Any subsequent realized gains and realized or unrealized losses are included in other non-interest expense in the statements of income. REO is recorded in other assets in the statements of condition. If the fair value of the REO is less than the recorded investment in the MPF Loan at the date of transfer, we recognize a reduction to the allowance for loan losses. We had $35 million and $29 million in MPF Loans classified as real estate owned in other assets at December 31, 2008 and 2007.

MPF Xtra Product

On September 23, 2008, we announced the MPF Xtra product which provides our members with a new alternative for selling mortgage loans. MPF Loans sold to us through the MPF Xtra product are classified as held-for-sale, since such MPF Loans are concurrently sold to Fannie Mae as a third party investor, and will not be held on our balance sheet. Unlike our other conventional MPF products, PFIs under the MPF Xtra product do not provide credit enhancement and do not receive CE Fees. We receive a nominal upfront transaction fee which we expect to cover our cost of acting as master servicer for these MPF Loans as a component of other, net in non-interest income (loss). This fee is recognized over the life of the MPF Loans. For 2008, we earned fee revenue of less than $1 million in connection with the purchase and concurrent sale of $72 million of MPF Xtra loans.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 10 – Allowance for Loan Losses

We have not recorded any allowance for loan losses on our advances. At December 31, 2008 and 2007, we had rights to collateral with an estimated value greater than the outstanding advances. See Security Terms in Note 8 – Advances for additional information regarding collateral.

Our allowance for MPF Loan losses represents management’s estimate of probable losses inherent in our MPF Loan portfolio. MPF Loans sold to Fannie Mae under the MPF Xtra product are not held in our portfolio and therefore not included in our allowance for loan losses. The allowance for loan losses is established at a level that is adequate to cover probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the MPF Loan portfolio that have been incurred as of the statement of condition date. If an inherent loss exists, an estimated loss is accrued by charging the provision for credit losses in the statement of income, if based on available information it is probable that a loss has been incurred and the amount of the probable loss can be reasonably estimated. Our allowance for loan loss methodology factors in credit enhancements, which include the CEP Amount, recoverability under primary mortgage insurance (“PMI”), Federal Housing Administration (“FHA”) or HUD insurance, and Department of Veterans Affairs (“VA”) or RHS guarantees. When a loss is determined to be uncollectible it is recorded as a reduction of the allowance for loan losses. Cash recovered on previously charged off amounts are recorded as an increase to the allowance for loan losses.

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

Our review of specifically identified loans involves the identification of collateral dependent loans. A collateral-

dependent loan is defined as a loan where repayment is expected to be provided solely by the underlying collateral. Collateral dependent loans are treated separately from the remaining MPF Loans since sufficient information exists to make a reasonable estimate of the inherent loss for such MPF Loans on an individual loan basis. The allowance for loan losses is determined using S&P’s LEVELS®. The review of homogeneous pools of MPF Loans involves segmenting MPF Loans for credit risk analysis by MPF Loan product and by individual Master Commitment. Migration analysis is applied to MPF Loans that are past due. Migration analysis is a methodology for determining, through our experience over a historical period, the rate of loss incurred on pools of similar loans.

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

The following table presents the changes in the allowance for loan losses on MPF Loans for the periods indicated:

For the years ended December 31,	2008	2007	2006
Balance, beginning of year	$2	$1	$1
Chargeoffs	-	-	-
Recoveries	-	-	-

Net	-	-	-

Provision for credit losses	3	1	-

Balance, end of year	$5	$2	$1

Note 11 - Software and Equipment

We record software and equipment at cost, less accumulated depreciation and amortization. The

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

accumulated depreciation and amortization was $106 million and $91 million at December 31, 2008 and 2007.

We capitalize external and internal software costs that are eligible for capitalization during the application development stage of a computer software project. The costs of computer software developed or obtained for internal use are amortized over a three year period on a straight-line basis. For each module or component of a software project, amortization begins when the computer software is ready for its intended use, regardless of whether the software will be placed into service in planned stages that may extend beyond a reporting period. At December 31, 2008 and 2007, we had $26 million and $34 million in unamortized computer software costs. Amortization of computer software costs was $15 million, $17 million, and $14 million for the years ended December 31, 2008, 2007, and 2006.

We assess software and equipment for impairment at least annually or sooner if a triggering event occurs. We recognize an impairment loss on in-use assets when both its carrying amount is not recoverable and its fair value is less than its carrying amount. If capitalized assets are not expected to provide us with any service potential, it is accounted for as if abandoned or held for disposal. In such cases, fixed assets are reported at the lower of the carrying amount or fair value, if any, less costs to sell. Impairment losses are classified in other non-interest expense.

Effective as of December 31, 2008, we entered into a sublease which commences on June 1, 2009 for the purpose of relocating our corporate headquarters. As a result of this decision, we evaluated our existing furniture, equipment, and leasehold improvements for impairment and recorded a $3 million impairment charge in 2008, as a component of other expense. Specifically, we consider these fixed assets as being supported by entity-wide cash flows. Using a best estimate approach, we estimated expected net cash flows through commencement of the June 1, 2009 sublease and determined that these fixed assets were not recoverable and had a fair value of zero. In addition, since we had access to our new space effective February 1, 2009, we began recognizing rent expense starting on that date.

Equipment is depreciated over five years and computer hardware over three years, both on a straight-line basis. Leasehold improvements and major renewals contemplated at the beginning of the lease are capitalized and amortized on a straight-line basis over 10 years or the remaining term of the lease, whichever is shorter. Leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term are capitalized and amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Ordinary maintenance and repairs are expensed as incurred. We include gains and losses on disposal of software and equipment in other non-interest income.

Note 12– Deposits

We offer demand, overnight, and short-term interest-bearing deposit programs for members and qualifying non-members. In addition, PFIs that service MPF Loans must deposit with us funds collected in connection with certain MPF Loans pending disbursement of such funds to the owners of the MPF Loans. These items are classified as non-interest-bearing deposits on the statements of condition. If the PFI is a member of another FHLB, then the PFI’s respective FHLB must maintain these deposits on its behalf. We pledged to the FDIC securities of $32 million and $27 million as of December 31, 2008 and 2007, related to amounts the FDIC has deposited with us. We have not placed any restrictions with respect to repledging or selling these securities.

The following tables present our interest-bearing and non-interest-bearing deposits as of the dates indicated:

December 31,	2008	2007
Interest bearing deposits:
Demand and overnight	$564	$840
Term	29	114
Deposits from other FHLBs for MPF Program	8	9
Other	1	-
Non-interest bearing deposits	155	126

Total deposits	$757	$1,089

December 31,	2008	2007	2006
Average outstanding - interest bearing	$996	$863	$1,074
Average outstanding - non-interest bearing	49	129	124
Weighted average rate - interest bearing	1.91%	5.45%	4.93%

Note 13 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are carried at amortized cost. We have delivered securities sold under agreements to repurchase to a primary dealer. Should the market value of the underlying securities fall below the

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

market value required as collateral, we must deliver additional securities to the dealer. Investment securities having a carrying value of $1.272 billion and $1.282 billion were pledged as collateral for repurchase agreements for the years ended December 31, 2008 and 2007, all of which was permitted to be sold or repledged by the secured party.

Note 14 – Consolidated Obligations

Consolidated obligations are the joint and several liability of the FHLBs and consist of discount notes and consolidated bonds. Consolidated obligations are carried at amortized cost unless we elect the fair value option, as discussed in Note 23 – Estimated Fair Values, in which case the consolidated obligations are carried at fair value. Dealers are paid a concession fee in connection with the sale of consolidated obligation bonds. Concession fees are allocated to us from the Office of Finance based upon the percentage of the par value of the debt issue that we have assumed. Concession fees are recorded as a deferred charge in other assets unless we elect the fair value option, in which case the concession fees are immediately recognized into other non-interest expense. Unamortized concession fees were $25 million and $30 million at December 31, 2008 and 2007. Concession fees recognized totaled $24 million, $20 million, and $16 million for the years ended December 31, 2008, 2007, and 2006.

Premiums, discounts, and concession fees on callable consolidated obligations carried at amortized cost are amortized as interest expense over the estimated life of the consolidated obligations under the level-yield method. For non-callable and zero-coupon consolidated obligations carried at amortized cost, we amortize premiums, discounts, and concession fees on a level-yield basis to contractual maturity. We only recognize contractual interest expense using the level yield method for consolidated obligations carried at fair value. Consolidated obligations that qualify for fair value hedge accounting are adjusted for changes in fair value that offset the risk being hedged with the offsetting entry recognized in derivatives and hedging activities. Further, the gain or loss on the hedging instrument is recognized in derivatives and hedging activities. As a result, any ineffectiveness is immediately recognized.

We de-recognize a consolidated obligation only if it has been extinguished in the open market or transferred to another FHLB. We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. Specifically, the release is made effective by the Office of Finance recording the transfer in its records. The Office of Finance provides release by acting within the confines of the FHFA regulations that govern the determination of which FHLB is the primary obligor. The FHLB assuming the consolidated obligation becomes the primary obligor because it now is directly responsible for repaying the debt. We continue to disclose the transferred debt as a contingent liability because we still have a joint and several liability with respect to repaying it.

An extinguishment gain or loss is recorded for the difference between the reacquisition price and the net carrying amount of the extinguished consolidated obligation and is recognized in other non-interest income. The gain or loss recognized on debt that is extinguished or transferred to another FHLB is shown separately as a component of non-interest income. The accounting treatment of our derivative hedges, resulting from the extinguishment of our debt, is to include the cumulative basis adjustment from previous and current fair value hedge relationships accounted for under SFAS 133 in the extinguishment gain or loss determination. Additionally, amounts deferred in AOCI from previously anticipated debt issuance hedges under SFAS 133 would be immediately recognized into derivatives and hedging activities in the statements of income. See Note 22 – Derivatives and Hedging Activities for more information on the transfer of consolidated obligations to other FHLBs.

The FHLBs issue consolidated obligations through the Office of Finance as their agent. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBs. Usually, the maturity of consolidated bonds range from one year to 15 years, but they are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. Discount notes are issued at less than their face amount and redeemed at par value when they mature. The FHFA, at its discretion, may require an FHLB to make principal or interest payments due on any consolidated obligation. Although it has never occurred, to the extent that an FHLB makes a payment on a consolidated obligation on behalf of another FHLB, the paying FHLB would be entitled to a reimbursement from the non-complying FHLB. If the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLB’s participation in all consolidated obligations outstanding, or on any other basis the FHFA may prescribe, even in the absence of a default event by the primary obligor.

The par value of outstanding consolidated obligation bonds and discount notes for the 12 FHLBs including consolidated obligations held by us and the other FHLBs was $1.252 trillion and $1.189 trillion at December 31, 2008 and 2007.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Regulations require the FHLBs to maintain, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Any assets subject to a lien or pledge for the benefit of holders of an issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of calculating compliance with this requirement. Qualifying assets include: cash, secured advances, securities with an assessment or rating at least equivalent to the current assessment or rating of the FHLB consolidated obligations; the obligations, participations, mortgages, or other securities of or issued by the United States government or certain agencies of the United States government; mortgages that have any insurance or commitment for insurance from the United States government or its agencies; and such securities as fiduciary and trust funds may invest in under the laws of the state in which each FHLB is located.

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

Long-term consolidated obligation bonds, beyond having fixed-rate or floating-rate payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

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

Interest Rate Payment Terms – The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

December 31,	2008	2007
Consolidated obligation bonds:
Fixed-rate non-callable	$40,591	$37,875
Fixed-rate callable	13,471	23,485
Floating-rate	975	1,025
Step-up	50	150
Inverse floating-rate	50	50
Zero coupon	-	1,500

Total par value	55,137	64,085
Bond discounts, net	(39)	(1,256)
Hedging adjustments	207	(187)

Total consolidated obligation bonds	$55,305	$62,642

Redemption Terms – The following table presents our consolidated obligation bonds, for which we are the primary obligor, by redemption term, including year of contractual maturity (and weighted average interest rate) and year of maturity or next call date for callable bonds:

	2008
December 31,	Contractual Maturity	Weighted Average Interest Rate	Next Maturity / Call Date
Due in one year or less	$13,782	3.65%	$21,258
One to two years	8,554	4.55%	9,744
Two to three years	6,369	4.50%	5,762
Three to four years	4,292	5.12%	4,327
Four to five years	5,541	4.40%	3,958
Thereafter	16,599	5.33%	10,088

Total par value	55,137	4.58%	$55,137

Bond discounts, net	(39)
Hedging adjustments	207

Total consolidated obligation bonds	$55,305

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Discount Notes – The following table summarizes our short-term consolidated discount notes outstanding, for which we were the primary obligor as of the dates indicated. All such discount notes are due within one year.

December 31,	2008	2007	2006
Par value outstanding	$29,484	$19,093	$11,226
Carrying value outstanding	$29,466	$19,057	$11,166
Weighted average rate at period-end	0.64%	3.75%	5.04%
Daily average outstanding for the year-to-date period	$19,353	$14,786	$14,846
Weighted average rate for the year-to-date period	2.22%	4.76%	5.02%
Highest outstanding at any month-end during the year-to-date period	$29,466	$19,165	$17,238

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

Senior liabilities do not include our existing and future liabilities related to payments of “junior equity claims” (all such payments to, and redemptions of shares from, holders of our capital stock being referred to as “junior equity claims”) and payments to, or redemption of shares from, any holder of our capital stock that is barred or required to be deferred for any reason, such as noncompliance with any minimum regulatory capital requirement applicable to us. Also, senior liabilities do not include any liability that, by its terms, expressly ranks equal with or junior to the subordinated notes. Our regulatory approval to issue subordinated debt prohibits us from making any payment to, or redeeming shares from, any holder of capital stock which we are obligated to make, on or after any applicable interest payment date or the maturity date of the subordinated notes unless we have paid, in full, all interest and principal due in respect of the subordinated notes on a particular date.

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

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2008, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

We are allowed to include a percentage of the outstanding principal amount of the subordinated notes (the “Designated Amount”) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and in calculating our maximum permissible holdings of MBS, and unsecured credit, subject to 20% annual phase-outs beginning in the sixth year following issuance as follows:

Time Period	Percentage of Designated Amount	Designated Amount
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 through June 13, 2012	80%	800
June 14, 2012 through June 13, 2013	60%	600
June 14, 2013 through June 13, 2014	40%	400
June 14, 2014 through June 13, 2015	20%	200
June 14, 2015 through June 13, 2016	0%	-

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 16 – Assessments

Affordable Housing Program – The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains provisions for the establishment of an Affordable Housing Program (“AHP”) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under FASB Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation established by the FHFA. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our income and recognize an AHP liability. As subsidies are provided, the AHP liability is relieved.

If we experience a regulatory loss during a quarter, but still have regulatory income for the year, our obligation to the AHP would be calculated based on our year-to-date regulatory income. If we had regulatory income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experience a regulatory loss for a full year, any loss in one year may not be used as a credit to offset income in any other year, and we would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBs, then the FHLB Act requires that each FHLB contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBs equals $100 million. The pro-ration would be made on the basis of an FHLB’s income in relation to the income of all FHLBs for the previous year. Each FHLB’s required annual AHP contribution is limited to its annual net earnings. As a result, we did not accrue any liability for AHP in 2008. There was no shortfall, as described above, in 2008, 2007, or 2006.

Resolution Funding Corporation – Although we are exempt from ordinary federal, state, and local taxation except for local real estate taxes, we are required to make payments to REFCORP. Each FHLB is required to pay 20% of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis. The Office of Finance has been designated as the calculation agent for AHP and REFCORP assessments. The FHFA, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation.

The FHLBs REFCORP obligation is equivalent to a $300 million minimum annual annuity ($75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied unless an extension is required. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 to ensure that the value of the aggregate amounts paid by the FHLBs exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of the Treasury. Alternatively, the maturity date of the REFCORP obligation may be accelerated if the actual amount by which the combined REFCORP payments of all of the FHLBs for any quarter exceeds the $75 million quarterly benchmark payment. Specifically, any excess quarterly payment amount is used to simulate the purchase of zero-coupon Treasury bonds to defease all or a portion of the most-distant remaining quarterly REFCORP benchmark payment thereby accelerating the maturity date. However, the defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter.

Since the FHLBs’ cumulative REFCORP payments have exceeded $300 million per year, with the exception of the fourth quarter 2008 assessment that had a deficit of $40 million, those extra payments have defeased or accelerated the final payment to April 15, 2013. The final payment is now estimated to be $32 million on April 15, 2013.

REFCORP is an annual assessment with estimated quarterly payments. If we experience a net loss during a quarter, but still had net income for the year, our obligation to REFCORP would be calculated based on our year-to-date GAAP net income. We would be entitled to a credit of amounts paid that were in excess of our calculated annual obligation. If we had net income in subsequent quarters, we would be able to use that credit, or may be required to contribute additional amounts, as appropriate, in order to meet our calculated annual obligation. If we experience a net loss for a full year, we would have no obligation to REFCORP for the year. However, any loss in one full year may not be used as a credit to offset income in

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

any other full year. As a result, we did not accrue any liability for REFCORP in 2008. The remaining cumulative amount to be paid to REFCORP by us is not determinable because it depends on the future earnings of all FHLBs and interest rates.

The following table summarizes the changes in the assessments payable for the periods indicated:

For the years ended December 31,	2008	2007	2006
Affordable Housing Program:
Balance, beginning of year	$45	$64	$79
Period accrual	-	11	21
Cash disbursements	(22)	(30)	(36)

Balance, end of year	$23	$45	$64

Resolution Funding Corporation:
Balance, beginning of year	$10	$12	$14
Period accrual	-	24	48
Cash disbursements	(10)	(26)	(50)

Balance, end of year	$-	$10	$12

Note 17 – Regulatory Actions

Regulatory Capital – On June 30, 2004, we entered into a Written Agreement with the Finance Board to address issues identified in their 2004 examination. The Written Agreement, which was amended three times to adjust our minimum regulatory capital requirements, ultimately required us to maintain both:

•	a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%; and

•	an aggregate amount of regulatory capital stock plus a Designated Amount of subordinated notes of at least $3.500 billion.

At the request of the Finance Board, on October 10, 2007, we entered into a Consent Cease and Desist Order with the Finance Board, which concurrently terminated the Written Agreement. On July 24, 2008, the Finance Board amended the Consent Cease and Desist Order (the Consent Cease and Desist Order, as amended, is hereinafter referred to as the “C&D Order”) to allow us to redeem a member’s capital stock which becomes excess capital stock above a member’s capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008) in connection with the repayment of advances subject to certain conditions.

The C&D Order places several requirements on us, including the following:

•

We must maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%, and an aggregate amount of regulatory capital stock plus a Designated Amount of subordinated notes of $3.600 billion;

•

Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, except for certain redemptions of excess stock above a member’s capital stock floor, require prior approval of the Director of the Office of Supervision of the FHFA (“OS Director”). The C&D Order provides that the OS Director may approve a written request by us for proposed redemptions or repurchases if the OS Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations;

•	Dividend declarations are subject to the prior written approval of the OS Director;

The C&D Order required the Bank to submit a revised capital plan to the Finance Board, implementation strategies for the plan, and revised market risk, management and hedging policies, procedures and practices.

Effective with the July 24, 2008 amendment to the C&D Order, we are permitted to repurchase or redeem excess capital stock above a member’s capital stock floor under the following conditions: (1) subsequent to the redemption or repurchase of stock, we remain in compliance with any applicable minimum capital requirements and (2) the redemption or repurchase does not otherwise cause the Bank to violate a provision of the FHLB Act.

The OS Director may, however, direct us not to redeem or repurchase stock if, in its sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the Bank and its continued safe and sound operation.

Note 18 – Capital Stock and Mandatorily Redeemable Capital Stock (“MRCS”)

Capital Rules

Under the FHLB Act, our members are required to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year-end or 5% of their outstanding advances from us, with a minimum

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

purchase of $500. Members may hold capital stock in excess of the foregoing statutory requirement (“voluntary capital stock”). Member required capital stock can become voluntary capital stock when a member’s capital stock requirement decreases either in connection with a reduction of its outstanding advances or its mortgage related assets. Effective March 15, 2005, we no longer allow members to purchase new shares of capital stock unless the purchase is necessary for the member to meet its minimum capital stock holding requirement. At December 31, 2008 we had $718 million of voluntary capital stock, which represented 17% of our regulatory capital stock.

Our members are permitted to sell or transfer capital stock to other members at par value with approval from the FHFA and us. Our capital stock is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements and the OS Director has approved the redemption, as provided in the C&D Order, and as further discussed in Note 17 – Regulatory Actions. Members that withdraw from membership must wait five years before being readmitted.

On July 24, 2008, we received approval from the FHFA to redeem excess capital stock above a member’s capital stock floor, subject to certain conditions as set forth in the C&D Order discussed in Note 17 – Regulatory Actions. The Bank redeemed $4 million in excess capital stock for seven members between July 24, 2008 and December 31, 2008.

Under the terms of the C&D Order, any other capital repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require the approval of the OS Director.

As required by the C&D order as discussed in Note 17 – Regulatory Actions, we submitted to the Finance Board a capital plan and implementation strategies to provide for the conversion of our capital stock under the GLB Act. Neither the Finance Board nor the FHFA have taken action to approve the plan. Until such time as we fully implement a new capital plan, the minimum capital requirements described below remain in effect.

Minimum Capital Requirements

Written Agreement and C&D Order: Our minimum capital requirements previously included in the Written Agreement are now in the C&D Order modified as discussed above in

Note 17 – Regulatory Actions.

Regulatory Leverage Limit: Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings. Under FHFA regulations, we are currently subject to a leverage limit that provides that our total assets may not exceed 25 times our total regulatory capital stock, retained earnings, and reserves, provided that non-mortgage assets (after deducting the amounts of deposits and capital) do not exceed 11% of such total assets.

For purposes of this regulation, non-mortgage assets means total assets less advances, acquired member assets, standby letters of credit, derivative contracts with members, certain MBS, and other investments specified by the FHFA. This requirement may also be viewed as a percentage regulatory capital ratio where our total regulatory capital stock, retained earnings, and reserves must be at least 4% of our total assets. This 4% leverage limit is currently superseded by the 4.5% minimum regulatory capital ratio required by the C&D Order. Our non-mortgage assets on an average monthly basis were below 11% at both December 31, 2008 and December 31, 2007, thus we were subject to the 4.50% ratio at both dates.

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

The following table presents our five largest member holdings of capital stock (including mandatorily redeemable capital stock), as well as information regarding our regulatory capital and voluntary stock outstanding at the dates indicated:

	2008		2007
As of December 31,	$	%	$	%
Bank of America, N.A.	$230	8%	$230	9%
One Mortgage Partners Corp. [1]	172	6%	172	6%
PNC Financial Services Group, Inc.	146	5%	146	5%
Associated Bank, NA	146	5%	121	5%
Harris National Association	140	5%	n/a
M&I Marshall & Isley Bank	n/a		135	5%
All other members	1,953	71%	1,879	70%

Total regulatory capital stock	2,787	100%	2,683	100%

Less MRCS [2]	(401)		(22)

Capital stock	2,386		2,661
Retained earnings	540		659
Accumulated OCI (loss)	(639)		(251)

Total capital	$2,287		$3,069

Regulatory capital stock	$2,787		$2,683
Designated Amount of subordinated notes	1,000		1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,787		3,683
Retained earnings	540		659

Regulatory capital plus Designated Amount of subordinated notes	$4,327		$4,342

Voluntary capital stock	$718		$883

n/a Was not in the top five list for the year indicated.

[1]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[2]	MRCS is recorded as a liability in the accompanying statements of condition but is included in regulatory capital stock and in the calculation of the regulatory capital and leverage ratios.

On October 17, 2008, LaSalle Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district. The capital stock was reclassified to MRCS as of October 17, 2008.

MidAmerica Bank, FSB, became ineligible for membership due to an out-of-district merger with National City Bank, effective February 9, 2008. Its capital stock was reclassified to MRCS at that time and has not yet been redeemed. Effective December 31, 2008, National City Corporation merged with PNC Financial Services Group, Inc.

The following table summarizes our regulatory capital requirements as a percentage of total assets.

	Regulatory Capital
	Requirement in effect		Actual
	Ratio	Amount	Ratio	Amount
December 31, 2008	4.50%	$4,146	4.70%	$4,327
December 31, 2007	4.50%	4,009	4.87%	4,342

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At December 31, 2008 and December 31, 2007 we had an aggregate amount of $3.787 billion and $3.683 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

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

As discussed in Note 17 – Regulatory Actions, pursuant to the C&D Order, we cannot redeem or repurchase stock without the approval of the OS Director, except for excess capital stock above a member’s capital stock floor. We do not believe this requirement affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this requirement may delay the time of a mandatory redemption.

Capital stock is reclassified to a liability (MRCS) at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and are reported as a component of interest expense.

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

The member has the option to rescind its withdrawal notice without penalty during that six month period. Although we allow a member to rescind its withdrawal notice without penalty, we reclassify the member’s equity to a liability because we view membership withdrawal notices as substantive when made. Redemption may be made after the expiration of the six month period if the terminating member does not have outstanding obligations with the Bank, we meet our minimum regulatory capital and liquidity requirements, and the OS Director has approved the redemption. If a member were to cancel its written notice of withdrawal, we would reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

The following table shows the number of former members for which we reclassified stock to MRCS or completed redemptions of MRCS due to membership withdrawals, out-of-district mergers or other terminations.

For the years ended December 31,	2008	2007	2006
Number of members with MRCS, beginning of period	12	7	12
Membership withdrawal, net	-	7	7
Mergers / move - out-of-district	9	5	4
Redemptions of MRCS	(5)	(7)	(16)

Number of members, end of period	16	12	7

The following table presents the dollar amounts of all MRCS activity for the periods indicated:

For the years ended December 31,	2008	2007	2006
Dollar balance, beginning of period	$22	$14	$222
Membership withdrawals, net	-	10	41
Mergers / move - out-of-district	386	4	13
Voluntary stock redemption requests	-	-	1,152
Incremental advance requests	4	-	-
Redemptions of MRCS	(11)	(6)	(1,414)

Dollar balance, end of period	$401	$22	$14

On October 17, 2008, LaSalle Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district. The capital stock was reclassified to MRCS as of October 17, 2008.

MidAmerica Bank, FSB, became ineligible for membership due to an out-of-district merger with National City Bank,

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

effective February 9, 2008. Its capital stock was reclassified to MRCS at that time and has not yet been redeemed. Effective December 31, 2008, National City Corporation merged with PNC Financial Services Group, Inc.

Prior to April 24, 2008, we redeemed $7 million from five members as permitted by the OS Director. Subsequent to that date through December 31, 2008, the OS Director has denied requests to redeem capital stock totaling $14 million in connection with 11 membership withdrawals or other membership terminations from the Bank. As a result, four members who previously withdrew from membership rejoined the Bank during 2008. In addition, two members who submitted withdrawal notices during 2008 rescinded their withdrawal notices prior to the end of 2008. The MRCS for these six members had been reclassified from a liability back to capital stock as of December 31, 2008. We do not believe a denial of a stock redemption request by the OS Director affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this denial delays the timing of an eventual mandatory redemption.

In 2008, we redeemed $4 million in excess capital stock from seven members as permitted under the C&D Order related to incremental purchases of capital stock to support increased borrowing through advances, as discussed in Note 17 – Regulatory Actions.

Statutory and Regulatory Restrictions on Capital Stock Redemption

In accordance with the FHLB Act, our capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem.

As discussed in Note 17 – Regulatory Actions, pursuant to the C&D Order we cannot redeem or repurchase stock without the approval of the OS Director, except capital stock above a member’s capital stock floor.

Additionally, we cannot redeem or repurchase shares of stock from any member if:

•	the principal or interest on any consolidated obligation is not paid in full when due;

•	we fail to certify in writing to the FHFA that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations;

•	we notify the FHFA that we cannot provide the foregoing certification, project we will fail to comply with
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

Additional statutory and regulatory restrictions on the redemption of our capital stock include the following:

•

In no case may we redeem capital stock if, following such redemption, we would fail to satisfy our minimum regulatory capital requirements established by the GLB Act or the FHFA, which include the capital requirements imposed by the amended C&D Order.

•

In no case may we redeem capital stock if either our Board of Directors or the FHFA determines that we have incurred, or are likely to incur, losses resulting or expected to result in a charge against capital stock.

•

Under the FHLB Act, in the event a member was to withdraw from the FHLB at a time that the FHFA had found that the paid-in capital of the FHLB is or is likely to be impaired as a result of losses in or the depreciation of assets held by the FHLB, the FHLB, on order of the FHFA, must withhold from the amount to be paid to the withdrawing member for the redemption of its capital stock a pro rata share of such impairment as determined by the FHFA.

The FHLB Act provides that, in accordance with rules, regulations, and orders that may be prescribed by the FHFA, we may be liquidated or reorganized and our capital stock paid off and retired, in whole or in part, after paying or making a provision for payment of our liabilities. The FHLB Act further provides that, in connection with any such liquidation or reorganization, any other FHLB may, with the approval of the FHFA, acquire our assets and assume our liabilities, in whole or in part. The FHFA has issued an order providing that, in the event of our liquidation or reorganization, the FHFA shall cause us, our receiver, conservator, or other successor, as applicable, to pay or make provision for the payment of all of our liabilities, including those evidenced by the subordinated notes, before making payment to, or redeeming any shares of, capital stock issued by the Bank, including shares as to which a claim for mandatory redemption has arisen.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 19 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI for the years ended December 31, 2008, 2007 and 2006:

	Accumulated Other Comprehensive Income (Loss)
	AFS	HTM	Cash flow hedges	Retirement plans	Total
Balance, December 31, 2005	$(9)	$-	$(134)	$-	$(143)
Net unrealized gain (loss)	(1)	-	35	(3)	31
(Gain) loss recognized into net income (loss)	2	-	-	-	2

Balance, December 31, 2006	(8)	-	(99)	(3)	(110)
Net unrealized gain (loss)	(143)	-	(11)	1	(153)
(Gain) loss recognized into net income (loss)	-	-	12	-	12
Availale-for-sale securities transferred to held-to-maturity [1]	138	(138)	-	-	-

Balance, December 31, 2007	(13)	(138)	(98)	(2)	(251)
Net unrealized gain (loss)	(24)	-	(532)	2	(554)
(Gain) loss recognized into net income (loss)	49	62	54	1	166

Balance, December 31, 2008	$12	$(76)	$(576)	$1	$(639)

[1]

On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from AFS to HTM. The $138 million unrealized loss on these securities at that time was reported in AOCI and is being amortized using the constant effective interest (i.e., level yield) method over the estimated lives of the securities, based on anticipated prepayments, offset by the interest income accretion related to the discount on the transferred securities. In addition, other-than-temporary impairments on these securities have also been recognized. See Note 7– Investments—Held-to-Maturity for details.

Note 20 – FHFA/Finance Board and Office of Finance Expenses

FHFA/Finance Board Expenses

The FHLBs are required to fund the cost of their regulation. We were charged $3 million for each of the three years ended December 31, 2008, 2007, and 2006.

Office of Finance Expenses

The FHLBs fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing the consolidated obligations of the FHLBs, preparation of the FHLBs’ combined quarterly and annual financial reports, and certain other functions. We have no control over these costs. Our share of the Office of Finance expenses was $2 million for each of the three years ended December 31, 2008, 2007 and 2006.

Note 21 – Employee Retirement Plans

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pension Plan”), a tax-qualified defined-benefit pension plan. Substantially all of our officers and employees are covered by the Pension Plan. The Pension Plan year runs from July 1 to June 30. We funded $4 million in 2008. We were underfunded by approximately

3% or $1 million at July 1, 2008 with respect to our current liability through the end of the 2008-2009 plan year. We plan to fund an additional $5 million in 2009 for the 2008-2009 plan year. The Pension Plan is a multi-employer plan for accounting purposes since it does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligation, plan assets, and the components of annual pension expense attributable to the Bank is not required.

We also participate in the Pentegra Financial Institutions Thrift Plan (the “401K Savings Plan”), a tax-qualified defined contribution plan. Our contribution is equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. Our contribution for each of the last three years ended December 31, 2008 was $1 million per year.

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

Obligations and Funded Status

The following table presents the activity as of December 31, 2008 and 2007:

	Benefit Equalization Plan		Postretirement Health and Life Insurance Benefit Plan
Change in Benefit Obligation	2008	2007	2008	2007
Benefit obligation at January 1,	$5	$5	$7	$7
Service cost	1	1	1	1
Interest cost	*	*	*	1
Actuarial loss (gain)	1	1	(1)	(1)
Benefits paid	(3)	-	*	*
Settlements	-	(2)	-	-
Curtailments [1]	(1)	-	-	(1)

Benefit obligation at December 31,	$3	$5	$7	$7

Change in Plan Assets
Fair value at January 1,	$-	$-	$-	$-
Employer contribution	3	2	-	-
Benefits paid	(3)	-	*	*
Settlements	-	(2)	-	-

Fair value at December 31,	$-	$-	$-	$-

Funded status at December 31,	$(3)	$(5)	$(7)	$(7)

* Less than $1 million
[1]	Curtailment gain is due to a reduction in the number of employees related to our reduction-in-force announcement of May 1, 2007.

The accumulated benefit obligation for the benefit equalization plan was $3 million at both December 31, 2008 and 2007.

Net Periodic Costs

Components of the net periodic cost for our benefit equalization plan and postretirement health and life insurance benefit plans for the years ended December 31, 2008, 2007 and 2006, as follows:

	Benefit Equalization Plan
For the years ended December 31,	2008	2007		2006
Service cost	$1	$1	$	*
Interest cost	*	*		*
Amortization of (unrecognized) net loss (gain) [1]	*	*		*
Prior service cost	*	-		-
Settlement loss	1	1		1

Net periodic benefit cost	$2	$2		$1

	Postretirement Health and Life Benefit Plan
For the years ended December 31,	2008	2007		2006
Service cost	$1	$1		$1
Interest cost	*	*		*
Amortization of (unrecognized) net loss (gain) [1]	*	-		*
Prior service cost	*	-		-
Settlement loss	-	-		-
Curtailment gain [2]	-	-		-

Net periodic benefit cost	$1	$1		$1

* Less than $1 million
[1]	Straight line amortization over the 10% corridor at the average remaining service of active participants.
[2]	The amount of the curtailment gain recognized is zero since it is offset by previous unrecognized actuarial losses in AOCI.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Measurement Date and Plan Assumptions

The measurement dates used to determine the current and prior year’s benefit obligations were December 31, 2008 and 2007. The following tables present the weighted average assumptions used to determine benefit obligations. We used the Citigroup Pension Liability Index rate as the primary factor in determining the discount rate for both plans.

December 31,	2008	2007
Weighted-average assumptions used to determine benefit obligations
Discount rate:
Benefit Equalization Plan	6.00%	6.25%
Postretirement health and life insurance benefit plan	6.00%	6.25%
Rate of compensation increase-Benefit Equalization Plan	5.50%	5.50%

For the years ended December 31,	2008	2007	2006
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate:
Benefit Equalization Plan	6.25%	5.75%	5.50%
Postretirement health and life insurance benefit plan	6.25%	5.75%	5.50%
Rate of compensation increase- Benefit Equalization Plan	5.50%	5.50%	5.50%

The tables below present our assumed weighted average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end, and the effect of a one-percentage-point change in the assumed medical benefits cost trend rate.

For the years ended December 31,	2008	2007	2006
Health care cost trend rate assumed for the next year	9.0%	10.0%	8.0%
Rate to which cost trend rate is assumed to decline (ultimate rate)	5.0%	5.0%	5.0%
Year that rate reaches ultimate rate	2012	2012	2009

2008 effect of a one-percent shift in medical benefits trend rate		+1.00%		-1.00%
Effect on service and interest cost components	$	*	$	*
Effect on postretirement benefit obligation		1		(1)
* Less than $1 million

The estimated future benefits payments through 2018 reflecting expected benefit services total $3 million. For the years 2009 through 2013, the amount is less than $1 million per year. For the years 2014 through 2018, they total $2 million.

Note 22 – Derivatives and Hedging Activities

The FHFA’s regulations, its Financial Management Policy, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations and policies prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed.

Risk Profile

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

Spread risk is the yield relationship of a financial instrument relative to a reference yield curve, usually LIBOR. Spread risk reflects the supply and demand dynamics for a particular financial instrument and captures when a financial instrument pays more or less interest than what is currently priced in the market. The Option-Adjusted Spread (“OAS”) is the spread between the yield on the financial instrument and the reference yield curve, less the estimated cost of embedded options. Spread risk may also reflect credit risk. Although we are exposed to spread risk; we do not actively manage spread risk because our interest earning assets and interest bearing liabilities are predominantly held to contractual maturity.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

We invest in GSE obligations, MBS, and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities are managed through a combination of debt issuance and derivatives. The prepayment options embedded in MBS can result in extensions or contractions in the expected maturities of these investments, primarily depending on changes in interest rates. FHFA regulations and its Financial Management Policy limits this source of interest rate risk by restricting the types of MBS we may own to those with limited average life changes under certain interest rate shock scenarios and establishing limitations on duration of equity and change in market value of equity.

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

We enter into offsetting delivery commitments under the MPF Xtra product. Accordingly, we are not exposed to market risk with respect to these delivery commitments.

We also enter into offsetting interest rate derivatives with non-member counterparties in cases where we are not using the interest rate derivative for our own hedging purposes. This provides smaller members access to the derivatives market.

Hedge Objectives and Strategies

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

Curve quantifies our exposure to non-parallel shifts in the yield curve.

Volatility describes the degree to which the value of options, explicit or embedded, fluctuates. MPF Loans and mortgage-backed securities include options held by the mortgage borrowers to prepay their loans. As a result, we have effectively sold options by owning MPF Loans and mortgage-backed securities.

We actively manage duration, convexity, curve, and volatility as part of our hedging activities and have specific policy limits addressing duration and convexity. We analyze the risk of the MPF Loan portfolio on a regular basis and consider the interest rate environment under various rate scenarios. We also perform analysis of the duration and convexity of the portfolio. We hedge the duration and convexity of MPF Loans by using a combination of derivatives placed in either SFAS 133 hedge relationships or economic hedge relationships. Duration and convexity risks arise principally because of the prepayment option embedded in our MPF Loans. As interest rates become more volatile, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity, as discussed below, will increase resulting in an increase in hedging costs.

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

One strategy we use to manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated interest rate derivatives, are reasonably matched with respect to the

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

expected maturities or repricings of the assets and liabilities. We may also use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, MPF Loans, MBS, and consolidated obligations) to achieve risk management objectives.

We use either derivative strategies or embedded options in our funding to minimize hedging costs. Swaps are used to manage interest rate exposures. Swaptions, caps and floors are used to manage interest rate and volatility exposures.

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or derivatives that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy for risk management purposes. These economic hedging strategies also comply with FHFA regulations that prohibit speculative hedge transactions. An economic hedge may introduce the potential for earnings volatility caused by the changes in fair value on the derivatives that are recorded in income but not offset by recognizing corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments.

Accounting for Derivatives – We account for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”). All derivatives are recognized on the statements of condition at fair value and are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value hedge”); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with either a recognized asset or liability or stream of variable cash flows (a “cash flow hedge”); or (3) a non-SFAS 133 hedge of a specific or non-specific asset, liability or derivative for asset-liability and risk management purposes (an “economic hedge”).

Statement 133 Hedge Accounting – In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. We prepare formal contemporaneous documentation at the inception and designation of a hedging relationship. Our formal documentation identifies the following:

•	Our risk management objectives and strategies for undertaking the hedge.

•	The nature of the hedged risk.

•	The derivative hedging instrument.

•	The hedged item or forecasted transaction.

•	The method we will use to retrospectively and prospectively assess the hedging instrument’s effectiveness.

•	The method we will use to measure the amount of hedge ineffectiveness into earnings.

•	Where applicable, relevant details including the date or period when a forecasted transaction is expected to occur.

We formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods. We use regression analysis to assess the effectiveness of our hedges, with the exception of certain cash flow hedging relationships of anticipated transactions, which utilize dollar value offset.

We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, we assess hedge effectiveness using the shortcut method. Under the shortcut method we periodically review each hedge relationship to ensure that none of the terms of the interest rate swap and hedged item (as defined by SFAS 133, paragraph 68) have changed. Provided that no terms changed, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. If all the criteria are met, we apply the shortcut method to a qualifying fair value hedge when the relationship is designated on the trade date of both the interest rate swap and the hedged item (for example, advances or consolidated obligation bonds are issued), even though the hedged item is not recognized for accounting purposes until the transaction settles (that is, until its settlement date), provided that the period of time

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

between the trade date and the settlement date of the hedged item is within established conventions for that marketplace.

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

For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded in AOCI, until earnings are affected by the variability of cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge is recognized in derivatives and hedging activities.

Amounts recorded in AOCI are reclassified to interest income or expense during the period in which the hedged transaction affects earnings, unless (a) occurrence of the forecasted transaction will not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month period of time, in which case the amount in AOCI is immediately reclassified to earnings, or (b) we expect at any time that continued reporting of a net loss in AOCI would lead to recognizing a net loss on the combination of the hedging instrument and hedged transaction (and related asset acquired or liability incurred) in one or more future periods. In such cases a loss is immediately reclassified into derivatives and hedging activities for the amount that is not expected to be recovered.

Discontinuance of Statement 133 Hedge Accounting – We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or

(4) a hedged firm commitment no longer meets the definition of a firm commitment.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding as an economic hedge, we will carry the derivative at its fair value on the statements of condition and will recognize further changes in the fair value of the derivative as non-interest income in derivatives and hedging activities, until the derivative is terminated. We account for discontinued fair value and cash flow hedges as follows:

For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into net interest income over the remaining life of the hedged item using the level-yield method.

For cash flow hedges that are discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two month period of time thereafter), any related gain or loss that was in AOCI is recognized as non-interest income in derivatives and hedging activities.

For cash flow hedges that are discontinued for reasons other than the forecasted transaction will not occur, we begin reclassifying the AOCI adjustment to net interest income when earnings are affected by the original forecasted transaction.

Economic Hedge Accounting – For economic hedges, changes in fair value of the derivatives are recognized as non-interest income in derivatives and hedging activities. Because these derivatives do not qualify for hedge accounting, there is no fair value adjustment to an asset, liability or firm commitment. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows.

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

Accounting for Failed Forecast of Anticipated Debt Transactions – During 2008, an anticipated issuance of 15 year fixed-rate consolidated obligation bonds did not occur because of unfavorable market conditions where longer-term debt spreads widened relative to the assets being funded, making such issuance cost prohibitive. We did not view this first non-occurrence as a pattern that would taint our ability to enter into future cash flow hedges of other longer-term debt strategies. In light of the market reaction to the U.S. Government’s intervention into the financial markets, we deemed it was “probable” that we would not issue certain 3 and 10 year fixed-rated consolidated obligation bonds as anticipated to be issued later. We viewed this second non-occurrence as a taint of our ability to enter into cash flow hedges for long-term fixed-rate consolidated obligation bonds until we can reliably forecast that it is probable that longer-term fixed-rate consolidated obligation bonds will be issued as scheduled and have demonstrated the capability to make reliable forecasts over a six month period. During the year-ending 2008, we reclassified a net loss of $6 million into derivatives and hedging activities from these failed forecasted transactions.

Firm Commitments

In accordance with SFAS 149, Delivery Commitments are considered derivatives. Accordingly, we record a Delivery Commitment at fair value as a derivative asset or derivative liability, with changes in fair value recognized in derivatives and hedging activities. When the Delivery Commitment settles, the current fair value is included in the carrying amount of the MPF Loan or MPF Xtra product, whichever is applicable. In the case of the MPF Loan held for investment, the adjustment is amortized on a level-yield basis over the contractual life of the MPF Loan in interest income. In the case of the MPF Xtra product, the adjustment to the basis is offset by a corresponding adjustment to the sales price that is associated with the fair value change to the sales Delivery Commitment concurrently entered into with Fannie Mae.

Cash Flow Hedges

Anticipated Discount Notes – We may use forward starting swaps to hedge anticipated issuance of discount notes. Our hedge objective is to mitigate the variability of cash flows associated with the benchmark interest rate, London Interbank Offer Rate (“LIBOR”), of variable interest streams associated with our rolling short-term discount notes. The cash flows associated with each new issuance of discount notes change as the benchmark interest rate changes. The hedge strategy is to enter into a forward starting pay-fixed rate interest rate swap (“swap”) so that a fixed rate is secured over the life of the hedge relationship, changing what would otherwise be deemed a variable rate liability into a fixed rate liability. We are hedging the variability of cash flows resulting from changes in the benchmark interest rate, LIBOR, over a specified hedge period caused by the constant maturity and re-issuance of short-term fixed rate discount notes over that hedge period. The total principal amount at issuance of the discount notes (i.e. net proceeds) and the total principal amount of the discount notes on an ongoing basis is equal to or greater than the total notional on the actual swaps used as hedging instruments. We document at hedge origination and on an ongoing basis that our forecasted issuances of discount notes are probable. We measure effectiveness each period using the hypothetical derivative method as described in DIG Issue G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. The purpose of this measurement is to reclassify the amount of hedge ineffectiveness from AOCI to derivatives and hedging activities in the periods where the actual swap has changed in fair value greater than the hypothetical swap’s changes in fair value.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

We also may use an option to hedge a specified future variable cash stream as a result of rolling over short-term fixed-rate financial instruments such as discount notes. The option will effectively cap the variable cash stream at a predetermined target rate. Hedge effectiveness is assessed using DIG Issue G7. Such relationships are accounted for under the guidance in DIG Issue G20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. Under such guidance, we assess hedge effectiveness monthly.

Anticipated CO Bonds – We may enter into an interest rate swap as a hedge of an anticipated issuance of debt to effectively lock in a spread between an interest earning asset and the cost of funding. All amounts deemed effective, as defined in SFAS 133, are recorded in AOCI while amounts deemed ineffective are recorded in current earnings. The swap is terminated upon issuance of the instrument, and amounts reported in AOCI are reclassified into earnings over the periods in which earnings are affected by the variability of the cash flows of the debt that was issued. Hedge effectiveness is assessed using the hypothetical derivative method as defined in DIG Issue G7.

Variable-Rate Advances – We may use an option to hedge a specified future variable cash flow of variable-rate LIBOR-based advances. The option will effectively cap or floor the variable cash flow at a predetermined target rate. Such relationships are accounted for under the guidance in DIG Issue G20.

For effective hedges using options, the option premium is reclassified out of AOCI using the caplet/floorlet method. Specifically, the initial basis of the instrument at the inception of the hedge is allocated to the respective caplets or floorlets comprising the cap or floor. All subsequent changes in fair value of the cap or floor, to the extent deemed effective, are recognized in AOCI. The change in the allocated fair value of each respective caplet or floorlet is reclassified out of AOCI when each of the corresponding hedged forecasted transactions impacts earnings.

Fair Value Hedges

Consolidated Obligation Bonds - We manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, when a fixed-rate consolidated obligation is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain (1) fixed rate consolidated obligations (non-callable) and (2) fixed rate callable consolidated obligations.

Advances – With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain (1) fixed rate advances (non-putable) and (2) fixed rate putable advances. The swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

MPF Loans – A combination of swaps and options, including futures, is used as a portfolio of derivatives to hedge a portfolio of MPF Loans. The portfolio of MPF Loans consists of one or more pools of similar assets, as designated by factors such as product type and coupon. As the portfolio of loans changes due to liquidations and paydowns, the derivatives portfolio is modified accordingly to hedge the interest rate and prepayment risks effectively. A new hedge relationship between a portfolio of derivatives and a portfolio of MPF Loans is established daily. The relationship is accounted for as a fair value hedge. The long-haul method is used to assess hedge effectiveness.

Economic Hedges

MPF Loans – Options may also be used to hedge the duration and convexity of the MPF Loan portfolio and prepayment risk on MPF Loans, many of which are not identified to specific MPF Loans and, therefore, do not receive fair value or cash flow hedge accounting treatment. These options include interest rate caps, floors, options or treasury future contracts and swaptions. We may also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans.

Investments – We may manage against prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by economically hedging the prepayment risk with caps or floors or by adjusting the duration of the securities by using

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

derivatives to modify the cash flows of the securities. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on MBS. We may also use derivatives as an economic hedge to match the expected prepayment characteristics of the MBS.

We may also manage the risk arising from changing market prices and volatility of investment securities classified as trading securities by entering into derivative financial instruments (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are recognized in non-interest income.

Managing Credit Risk on Derivatives – We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements, and limits on exposure to any individual counterparty. Based on credit analyses and collateral requirements, we do not anticipate any credit losses from our derivative agreements.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. Our maximum amount of loss due to credit risk is based on the gross fair value of our derivative assets. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. At December 31, 2008 and 2007, our maximum credit risk as defined above was $200 million and $177 million.

We transact most of our derivatives with major financial institutions and major broker-dealers. Some of these banks and broker-dealers, or their affiliates, buy, sell, and distribute consolidated obligations.

We held collateral consisting of securities and cash with a fair value of $269 million and $138 million as of December 31, 2008 and 2007. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and may be held by the member for our benefit.

Financial Statement Impact and Additional Financial Information

For the years ended December 31,	2008	2007	2006
Fair value hedge ineffectiveness	$(22)	$(10)	$(44)
Cash flow hedge ineffectiveness	-	-	-
Cash flow hedge [1]	(9)
Gain (loss) on economic hedges	82	(17)	16
Cash flow hedging gains (losses) on forecasted transactions that failed to occur	(6)	-	-

Net gain (loss) on derivatives and hedging activities	$45	$(27)	$(28)

[1]	Related to cash flow hedges on the early extinguishment of debt, including debt transferred to other FHLBs.

Over the next 12 months it is expected that $12 million of the amount recorded in AOCI at December 31, 2008, will be recognized as a reduction to net interest income. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for anticipated issuances of discount notes is for 10 years.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Volume – The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at the dates indicated. The notional amount of derivatives outstanding where we acted as an intermediary for the benefit of our members was $19 million and $51 million at December 31, 2008 and 2007.

	2008		2007 [1]
December 31,	Notional	Fair Value	Notional	Fair Value
Interest rate swaps:
Fair value	$33,012	$(623)	$29,307	$(270)
Cash flow	6,447	(756)	410	(7)
Economic	9,264	(168)	1,495	(30)

Total	48,723	(1,547)	31,212	(307)

Interest rate swaptions:
Fair value	3,930	181	4,113	70
Economic	10,797	272	4,970	36

Total	14,727	453	9,083	106

Interest rate caps/floors:
Cash flow	2,675	337	3,375	161
Economic	-	-	8	-

Total	2,675	337	3,383	161

Interest rate futures/TBAs:
Fair value	999	2	1,216	(3)
Economic	450	(1)	-	-

Total	1,449	1	1,216	(3)

Delivery commitments of MPF Loans:
Economic	-	-	54	1

Total	$67,574	(756)	$44,948	(42)

Accrued interest, net at period end		(45)		(12)
Cash collateral		(164)		(67)

Net derivative balance		$(965)		$(121)

Derivative assets		$102		$111
Derivative liabilities		(1,067)		(232)

Net derivative balance		$(965)		$(121)

[1]

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations – FIN 39-1 for details.

Our net proceeds from derivatives financing activities during 2008 were $116 million. We perform an evaluation to determine whether an upfront fee received represents a financing activity. Specifically, if an upfront fee received represents more than an insignificant amount, then the initial and subsequent cash flows associated with the derivative are reported on a net basis as a financing activity in our statement of cash flows. We have interpreted the term “insignificant” as denoting an amount that is less than 10% of the present value of an at-the-market derivative’s fully prepaid amount.

Accounting Issues Related to Lehman Derivative Termination

As of December 31, 2008, we owed a net amount of $6 million to Lehman Brothers Special Financing Inc. (“LBSFI”) under an ISDA Master Agreement. This net amount owed to LBSFI includes an offset amount of approximately $58 million related to collateral we pledged in the form of certain held to maturity (“HTM”) investment securities to LBSFI to secure our derivative transactions with them under the ISDA Master Agreement. LBSFI was obligated to return these HTM investment securities under the terms of the ISDA Master Agreement and we notified LBSFI that we were seeking the return of our collateral in exchange for our payment to LBSFI. LBSFI attempted to establish the location of the collateral in order to be able to determine whether the collateral could be returned to us. On December 31, 2008, we received definitive notice from LBSFI that the collateral would not be returned. As a result, these pledged HTM investment securities were effectively sold to LBSFI on December 31, 2008. However, as a legal matter under the terms of the Bank’s master agreement with LBSFI, for purposes of calculating a final net settlement amount, we must use the market value of the collateral as of September 17, 2008, which is the settlement or unwind date for our derivative contracts with LBSFI. We do not believe that the “sale” of these pledged HTM investment securities results in a taint of our HTM investment security portfolio under SFAS 115 since the LBSFI bankruptcy represents an unusual and nonrecurring transaction that we could not have reasonably anticipated. We recognized a net gain on sale of these HTM investment securities that was less than $1 million. Further,

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

the approximate $58 million reclassification of these HTM investment securities to other liabilities in our statement of condition represents a non-cash transfer for purposes of our statement of cash flows between investing and operating activities. It is possible that we may incur additional costs associated with the final settlement procedures with LBSFI, but we do not expect those costs to be material.

Additionally, we discontinued hedge accounting for our cash flow and fair value hedges on the unwind date or September 17, 2008. We believe this is consistent with SFAS 133 and DIG Issue G10. Specifically, once Lehman Brothers Holdings Inc., the guarantor of LBSFI, declared bankruptcy and an early termination date was established, the hedging relationships were still expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the remaining term of the hedge relationship – that is, until the unwind date. In particular, since we were in a significant net liability position with Lehman, any subsequent change in fair value of the underlying derivatives through the unwind date would occur as contractually scheduled – that is, we would pay Lehman the net amount pursuant to the original ISDA agreement.

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

In the case of cash flow hedges, amortization from AOCI would be done prospectively as a yield adjustment from the unwind date.

Note 23 – Estimated Fair Values

As discussed in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations, we adopted SFAS 157 and SFAS 159 on January 1, 2008. We elected the fair value option for certain newly acquired financial assets and liabilities during 2008; however we did not hold any liabilities under SFAS 159 at December 31, 2008.

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

Certain short-term consolidated obligation bonds and advances may not pass prospective or retrospective effectiveness testing under SFAS 133, despite the fact that the interest rate swaps used to hedge such liabilities and assets have matching terms. In these instances, we will elect to use the fair value option in order to better match the change in fair value of the bond or advance with the interest rate swap economically hedging it. We elected the fair value option for such short-term instruments during 2008.

The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option in accordance with SFAS 159 during the year ended December 31, 2008:

Year ended, December 31, 2008	Advances	Consolidated obligation bonds
Balance, January 1, 2008	$-	$-
New transactions elected for fair value option	200	25
Maturities and terminations	-	(25)
Net gain (loss) on instruments held at fair value	1	-
Change in accrued interest	*	*

Balance, December 31, 2008	$201	$-

*	Less than $1 million

The following table presents the changes in fair values for items where we elected the fair value option:

Year ended December 31, 2008		Interest income/ expense		Net gain/(loss) on instruments held at fair value	Total changes in fair value included in current period earnings
Advances	$		*	$1	$1
Consolidated obligation bonds		*		-	*
*	less than $1 million

The following table presents the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding of financial assets or liabilities for which the fair value option has been elected in accordance with SFAS 159:

At December 31, 2008	Principal balance	Fair value	Fair value over (under) principal balance
Advances	$200	$201	$1

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

For financial assets or liabilities recorded under the fair value option in accordance with SFAS 159, we include the estimated impact of non-performance credit risk. No credit risk adjustment was required as of December 31, 2008.

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

In determining whether a transaction price represents the fair value of the asset or liability at initial recognition we are required to consider factors specific to the transaction (e.g. is the transaction between related parties) and the asset or the liability. Fair value measurement subsequent to initial recognition of the asset or liability assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

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

Currently, we present investment securities classified as AFS and trading, all derivatives, both assets and liabilities, and certain advances for which we elected the fair value option, at fair value on a recurring basis in the statements of condition. We also present an inverse floating rate consolidated obligation bond at fair value because its full fair value is being hedged by a derivative.

Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to the models. Inputs are determined based on relative value analyses, which incorporates comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (an index that tracks the performance of subprime residential MBS).

Fair Value Hierarchy

Outlined below is the application of the fair value hierarchy established by SFAS 157 to our financial assets and liabilities.

Level 1: Quoted Prices in Active Markets for Identical Assets

Our Level 1 financial assets and financial liabilities include certain derivative contracts that are traded in an active exchange market; for example: futures, options on futures and TBA contracts (a contract for the purchase or sale of an MBS to be delivered at an agreed-upon future date but does not include a specified pool number and number of pools or precise amount to be delivered).

Level 2: Significant Other Observable Inputs

Our Level 2 category includes certain debt instruments issued by U.S. government-sponsored enterprises, certain mortgage-backed debt securities issued by government-sponsored enterprises that trade in liquid over-the-counter markets and certain consolidated obligation bonds and advances carried at fair value under the fair value option.

Level 3: Significant Unobservable Inputs

Our Level 3 category includes certain private-label MBS investments held in our AFS portfolio that are backed by Alt-A mortgage loans and an inverse floating rate consolidated obligation bond along with the derivative asset hedging that bond. Our Level 3 category, also includes, on a non-recurring basis, impaired HTM securities and impaired MPF Loans.

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

Advances – Fair values for advances are determined using the income approach, which converts the expected future cash flows to a single present value. The estimated fair values do not assume prepayment risk, where we receive a fee sufficient to make us financially indifferent to a member’s decision to prepay. We use internally constructed curves based on the consolidated obligation curve and a spread, which differs based on the advance size and term.

Investment Securities – Fair values of our investment securities that are actively traded by market participants in the secondary market are determined based on market-based prices provided by a third-party pricing service. Our principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. We have evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets.

For certain private-label MBS investments, including certain AFS and HTM securities that are valued on a non-recurring basis, we believe that they are traded in inactive markets.

At December 31, 2008, we used internal assumptions and modeling related to expected cash flows for a portion of our private-label MBS portfolio, which is classified as HTM or AFS on the basis that fair values received from a third-party pricing service represented fair values of distressed sales. The December 31, 2008 determination was based on the significant bid-ask spread in the markets for these securities and by the ongoing significant decrease in the volume of trades relative to historical levels that existed when the market was not distressed (i.e., 2007) as well as other relevant factors such as the intervention of the U.S. Government into the financial markets.

The fair value of our MBS investments with vintages between 2005 and 2007 are based on industry recognized models and discounted cash flow techniques. Models were used for these instruments because there has been a specific review of the projected underlying cash flows, including loss severity, roll-rates and default rates for which we are able to refine our estimate of fair value if an active market existed at the balance sheet date. The modeled values reflect our expectations of future cash flows after accounting for appropriate risk premiums as if an active market existed for these instruments.

MPF Loans held in portfolio – The estimated fair values for MPF Loans are based on modeled prices using independent, market-based inputs. The modeled prices are derived using prices for new MBS issued by GSEs, which are adjusted for differences in coupon, average loan rate, cost of carry, seasoning, and cash flow remittance between MPF Loans and MBS. The referenced MBS are dependent upon the underlying prepayment assumptions priced in the secondary market.

Derivative Assets – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivative assets. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We and each derivative counterparty have bilateral collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets in the statements of condition at December 31, 2008 and 2007.

Financial Liabilities

Liabilities for which fair value approximates carrying value – The estimated fair value of deposits and accrued interest payable approximates the carrying value due to their short-term nature.

Securities Sold Under Agreements to Repurchase – Fair values for securities sold under agreements to repurchase are determined using the income approach, which converts the expected future cash flows to a single present value using market-based inputs. The fair value also takes into consideration any derivative features.

Derivative Liabilities – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

point. We do not provide a credit valuation adjustment for our aggregate exposure to our derivative counterparties when measuring the fair value of our derivatives liabilities. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We and each derivative counterparty have bilateral collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative liabilities in the statements of condition at December 31, 2008 and 2007.

Consolidated Obligations – Fair values of consolidated obligations and discount notes without embedded options are determined based on internal valuation models which use market-based yield curve inputs obtained from the Office of Finance. Fair values of consolidated obligations with embedded options are determined based on internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers. Fair value is estimated by calculating the present value of expected cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms. Additionally, we use an internal valuation model to arrive at the fair value of our inverse floating-rate consolidated obligation bond, short-term callable consolidated obligation bonds, and where we elect the fair value option. Their fair value is determined based on the income approach. The income approach uses valuation techniques to convert future amounts to a single present value discounted amount. The measurement is based on the value indicated by current market expectations about those future amounts. In this regard, our internal model discounts anticipated cash flows using an appropriate independent market rate based on the underlying terms of the consolidated obligation bond. Our valuation takes into consideration any credit valuation adjustment. The valuation model is based on an external consolidated obligation curve that reflects trading activities and any potential adjustments for our credit rating.

Mandatorily redeemable capital stock – The fair value of our MRCS is par value adjusted, if appropriate, for any undeclared and/or unpaid dividends that would be owed at the put date, which corresponds to the entire expected redemption amount at the reclassification date. Par rather than market value is used because our MRCS can only be acquired by members (or transferred between members) at par value and redeemed at par value. Capital stock is not traded and no market mechanism exits for the exchange of stock outside the cooperative structure.

Subordinated notes – Fair values are determined based on internal valuation models which use market-based yield curve inputs obtained from a third party.

Other

Standby Letters of Credit – The estimated fair values of standby letters of credit are based on the present value of fees currently charged in the marketplace for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

The following table presents assets and financial liabilities measured at fair value on a recurring basis:

As of December 31, 2008	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets:
Trading securities	$-	$866	$-	$-	$866
Advances	-	201	-	-	201
AFS securities	-	2,038	104	-	2,142
Derivative assets	1	220	45	(164)	102

Total assets at fair value	$1	$3,325	$149	$(164)	$3,311

Liabilities:
Consolidated obligation bonds	$-	$-	$91	$-	$91
Derivative Liabilities	-	1,067	-	-	1,067

Total liabilities at fair value	$-	$1,067	$91	$-	$1,158

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table presents a reconciliation of certain assets or liabilities that are measured at fair value on the statements of condition using Level 3 inputs for the year ended December 31, 2008:

	Level 3 Assets/Liabilities
	AFS securities	Derivative assets	Consolidated obligation bonds
Beginning Balance, December 31, 2007	$222	$20	$(69)
Gains (losses) realized and unrealized:
Included in net gains (losses) on changes in fair value	(59)	25	(22)
Included in AOCI	(59)	-	-
Purchases, sales, issuances and settlements	-	-	-

Ending Balance at December 31, 2008	$104	$45	$(91)

Total gain (loss) in earnings for change in unrealized gain (loss) for instruments held at period end	$-	$25	$(22)

Assets Measured at Fair Value on a Non-recurring Basis

Certain held-to-maturity investment securities are measured at fair value on a non-recurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment). The following table presents these investment securities by level within the SFAS 157 valuation hierarchy as of December 31, 2008, for which a non-recurring change in fair value has been recorded in the fourth quarter. Securities only impaired in previous quarters, but not in the fourth quarter, were not carried at fair value at December 31, 2008.

	Fair Value Measurements as of December 31, 2008 Using
	Level 1	Level 2	Level 3
Assets:
Impaired HTM securities	$-	$-	$230
Impaired MPF loans	-	-	12

In accordance with the provisions of FSP FAS 115-1 held-to-maturity investment securities with a previous carrying amount of $391 million were written down to their fair value of $230 million, resulting in an other-than-temporary impairment charge of $161 million, which was included in earnings for the three months ended December 31, 2008. The effect of impaired MPF Loans on earnings was less than $1 million.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The carrying values and estimated fair values of our financial instruments at December 31, 2008 and 2007 were as follows:

	2008			2007 [1]
December 31,	Carrying Value	Unrecognized Gain or (Loss)	Fair Value	Carrying Value	Unrecognized Gain or (Loss)	Fair Value
Financial Assets
Cash and due from banks	$130	$-	$130	$17	$-	$17
Federal Funds sold and securities purchased under agreements to resell	1,580	-	1,580	10,286	-	10,286
Trading securities	866	-	866	863	-	863
Available-for-sale securities [2]	2,142	-	2,142	941	-	941
Held-to-maturity securities	16,595	(867)	15,728	11,481	29	11,510
Advances [3]	38,140	194	38,334	30,221	160	30,381
MPF Loans held in portfolio, net	32,087	466	32,553	34,623	(387)	34,236
Accrued interest receivable	367	-	367	364	-	364
Derivative assets	102	-	102	111	-	111

Total Financial Assets	$92,009	$(207)	$91,802	$88,907	$(198)	$88,709

Financial Liabilities
Deposits	$(757)	$-	$(757)	$(1,089)	$-	$(1,089)
Securities sold under agreements to repurchase	(1,200)	(43)	(1,243)	(1,200)	(72)	(1,272)
Consolidated obligations -		-
Discount notes	(29,466)	(14)	(29,480)	(19,057)	1	(19,056)
Bonds	(55,305)	(2,962)	(58,267)	(62,642)	(1,322)	(63,964)
Accrued interest payable	(567)	-	(567)	(605)	-	(605)
Mandatorily redeemable capital stock	(401)	-	(401)	(22)	-	(22)
Derivative liabilities	(1,067)	-	(1,067)	(232)	-	(232)
Subordinated notes	(1,000)	(83)	(1,083)	(1,000)	(75)	(1,075)

Total Financial Liabilities	$(89,763)	$(3,102)	$(92,865)	$(85,847)	$(1,468)	$(87,315)

Commitments [1]	$-	$-	$-	$-	$-	$-

[1]

We adopted FSP FIN 39-1 effective January 1, 2008. The effects were recognized as a change in accounting principle through retrospective application for all financial statements presented. See Note 3 –Adopted and Recently Issued Accounting Standards & Interpretations – FIN 39-1 for detail.

[2]

Since available-for-sale securities are carried at fair value, there is no difference between its carrying value and fair value; however, there is an unrecognized gain of $12 million as of December 31, 2008 and an unrecognized loss of $13 million as of December 31, 2007 recorded in AOCI. See Note 19 –Accumulated Other Comprehensive Income (Loss) for detail.

[3]	Advances carried at fair value option: $201 million at December 31, 2008.

Note 24 – Commitments and Contingencies

Our commitments as of the dates indicated were as follows:

December 31,	2008	2007
Standby letters of credit	$857	$501
MPF Xtra mortgage purchase commitments [1]	347	-
Standby bond purchase agreements	168	250
Unconditional software license renewal fees	8	4
Advance commitments	1	-
Consolidated obligation bonds traded, but not settled	-	400
Delivery Commitments for MPF Loans	-	80

[1]	These are commitments outstanding to purchase MPF Xtra mortgage loans from our PFIs. We have a concurrent commitment to resell these loans to Fannie Mae.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Consolidated obligations are recorded on a settlement date basis. Once settled, we record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor.

Credit-Risk Related Guarantees

No liability has been recorded for the joint and several liability related to the other FHLBs’ share of the consolidated obligations. Specifically, we consider the joint and several liability as a related party guarantee meeting the scope exception for initial recognition and initial measurement of the liability of the guarantor’s obligations pursuant to FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Accordingly, we do not recognize an initial liability for our joint and several liabilities at fair value under FIN 45. Further, we have not recognized a liability under SFAS 5, “Accounting for Contingencies,” for our joint and several liability related to other FHLBs’ consolidated obligations at December 31, 2008 and 2007. Specifically, we accrue an estimated loss attributable to the fact that we are jointly and severally obligated for consolidated obligations of other FHLBs when both of the following conditions are met:

•	Information available prior to issuance of the financial statements indicates that it is probable a liability had been incurred at the date of the financial statements and

•	the amount of loss can be reasonably estimated.

We do not believe we need to accrue a liability for our joint and several liability as of December 31, 2008 based on the current status of the payment/performance risk related to our joint and several liability to other FHLBs. In particular, we do not believe information exists that indicates that it is probable a liability for our joint and several liability have been incurred as of December 31, 2008.

The par value of outstanding consolidated obligations for the FHLBs was $1.252 trillion and $1.189 trillion at December 31, 2008 and December 31, 2007. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the FHFA. See Note 14 – Consolidated Obligations.

Standby letters of credit are executed for members for a fee and are fully collateralized. Based on management’s credit analysis and collateral requirements we do not deem it necessary to record any liability on these standby letters of credit.

We record commitment fees for standby letters of credit as a deferred credit when we receive the fees and amortize them using the straight-line method over the term of the standby letter of credit. We believe that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Purchase Agreements

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, agree to purchase, at the request of the applicable authority, and hold the authority’s bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. They range in terms from 5 years to 10 years, with the longest to expire no later than 2014, though some are renewable at our option. Total commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $139 million and $214 million and for the Illinois Housing Development Authority were $29 million and $36 million at December 31, 2008 and 2007.

Other Commitments and Contingencies

We have delivery commitments which unconditionally obligate us to purchase or sell MPF Xtra Loans, generally for periods not to exceed 45 business days. Such delivery commitments are recorded as derivatives at their fair values in the statements of condition.

We have made commitments that legally bind and unconditionally obligate us to incur further software license renewal fees for maintenance and upgrades.

We enter into bilateral collateral agreements and execute derivatives with major banks and broker-dealers. As of December 31, 2008, we had pledged securities as collateral with a carrying value of $998 million to our derivative counterparties, which they can sell or repledge.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

We charged to operating expenses net rental costs of $4 million for each of the years ending December 31, 2008, 2007 and 2006, exclusive of impairment costs. Future minimum rentals at December 31, 2008, were as follows:

For the years ending December 31,	Lease Commitments
2009	$6
2010	6
2011	5
2012	2
2013	2
Thereafter	-

Total lease commitments	$21

The Pension Protection Act of 2006 (“PPA”), a comprehensive reform package that aims to simplify and transform the rules governing pension plan funding and operation, has not significantly impacted our funding requirements. Our Pension Plan year runs from July 1 to June 30. We funded $4 million in 2008. We were underfunded by approximately 3% or $1 million at July 1, 2008 with respect to our current liability through the end of the 2008-2009 plan year. We plan to fund an additional $5 million in 2009 for the 2008-2009 plan year.

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Note 25 – Transactions with Related Parties and Other FHLBs

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

Members – The following table summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated:

December 31,	2008	2007
Assets-
Advances	$1,150	$1,113
Interest receivable - advances	4	4

Liabilities-
Deposits	$17	$247
Derivative liabilities	-	1

Other FHLBs – The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

December 31,	2008	2007
Assets-
Investments securities - Trading	$-	$25
Accounts receivable	-	1

Liabilities-
Deposits	$9	$9

Trading securities consisted of consolidated obligations of other FHLBs which were purchased from 1995 to 1997. As of December 31, 2008, these instruments have matured. At December 31, 2007, we held $25 million of FHLB bonds of which FHLB of Dallas was the primary obligor for $19 million and FHLB of San Francisco was the primary obligor for $6 million.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table summarizes transactions we had with other FHLBs as reported in the statements of income:

For the years ended December 31,	2008	2007	2006
Other Income - MPF Program transaction service fees	$5	$5	$4
Gain on extinguishment of debt transferred to other FHLBs	1	-	5

As the MPF Provider, we record transaction service fees for services provided to other FHLBs in the MPF Program and to Fannie Mae under the MPF Xtra product. Transaction service fees are recorded in other, net on our statements of income.

We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. See Note 14 Consolidated Obligations for more information.

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows:

December 31,	2008	2007	2006
Investing Activities -
Purchase of MPF Loan participations from other FHLBs	$9	$90	$332
Financing Activities -
Net change in deposits	$-	$(2)	$(1)
Transfer of consolidated obligation bonds to other FHLBs	(789)	(85)	(667)
Transfer of consolidated obligation bonds from other FHLBs	-	-	562

MPF Loan participation interests purchased are recorded as investing activities in our statements of cash flows in MPF Loans – purchases (from other FHLBs). The purchase of participations from other FHLBs has been completed as we no longer purchase participation interests, nor do we purchase MPF Loans except for immaterial amounts of MPF Loans guaranteed by RHS or insured by HUD.

We did not sell any MPF Loan participation interests to other FHLBs in the two years ended December 31, 2007 but because we made a decision to essentially stop acquiring MPF Loans for our portfolio after August 1, 2008, we sold $565 million in participations in MPF Loans we acquired after that date until we were able to transition our PFIs to the MPF Xtra product.