Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Chicago
filed 2009-05-19
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

                                                                       (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

There were 27,996,492 shares of registrant’s capital stock outstanding as of April 30, 2009.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$1,120	$130
Federal Funds sold and securities purchased under agreement to resell	3,010	1,580
Investment securities -
Trading ($31 and $761 pledged)	1,032	866
Available-for-sale ($723 and $546 pledged)	2,434	2,142
Held-to-maturity[1] ($1,398 and $995 pledged)	14,596	16,595
Advances ($0 and $201 carried at fair value option)	31,197	38,140
MPF Loans held in portfolio, net of allowance for loan losses ($8 and $5)	29,825	32,087
Accrued interest receivable	317	367
Derivative assets	67	102
Software and equipment, net	26	26
Other assets	126	94

Total Assets	$83,750	$92,129

Liabilities and Capital
Liabilities
Deposits -
Interest bearing ($7 and $9 from other FHLBs)	$938	$602
Non-interest bearing	414	155

Total deposits	1,352	757

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes	31,195	29,466
Bonds	44,967	55,305

Total consolidated obligations, net	76,162	84,771

Accrued interest payable	609	567
Mandatorily redeemable capital stock	409	401
Derivative liabilities	972	1,067
Affordable Housing Program assessment payable	19	23
Resolution Funding Corporation assessment payable	-	-
Other liabilities	575	56
Subordinated notes	1,000	1,000

Total Liabilities	82,298	89,842

Commitments and contingencies (Note 15)

Capital
Capital stock - putable ($100 par value per share) issued and outstanding shares - 24 million shares for both periods	2,355	2,386
Retained earnings	734	540
Accumulated other comprehensive income (loss)	(1,637)	(639)

Total Capital	1,452	2,287

Total Liabilities and Capital	$83,750	$92,129

[1]	Fair values of held-to maturity securities: $14,625 and $15,728 at March 31, 2009 and December 31, 2008.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(In millions)

Three months ended March 31,	2009	2008
Interest income	$788	$998
Interest expense	644	967

Net interest income before provision for credit losses	144	31
Provision for credit losses	3	-

Net interest income	141	31

Non-interest income (loss) on -

Total other-than-temporary impairment losses	(1,042)	-
Portion of loss recognized in other comprehensive income	956	-

Net impairment losses [1]	(86)	-

Realized loss on other-than-temporarily-impaired securities [1]	-	(33)
Trading securities	(9)	15
Realized net gain (loss) on the sale of available-for-sale securities	19	-
Derivatives and hedging activities	(72)	(62)
Instruments held under fair value option	(1)	-
Early extinguishment of debt, incl. losses of $(5) and $0 from debt transferred to other FHLBs	(5)	-
Other, net	3	2

Total non-interest income (loss)	(151)	(78)

Non-interest expense -
Compensation and benefits	14	16
Professional service fees	2	2
Amortization and depreciation of software and equipment	4	5
Finance Agency/Finance Board and Office of Finance expenses	1	1
Other expense	8	7

Total non-interest expense	29	31

Income (loss) before assessments	(39)	(78)

Assessments -
Affordable Housing Program	-	-
Resolution Funding Corporation	-	-

Total assessments	-	-

Net income (loss)	$(39)	$(78)

[1]	Due to adoption of FSP FAS 115-2 and FAS 124-2 effective January 1, 2009. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)

	Capital Stock - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
Balance, December 31, 2007	27	$2,661	$659	$(251)	$3,069

Comprehensive income (loss) -
Net income (loss)			(78)		(78)
Other comprehensive income (loss) (Note 12)				49	49

Total comprehensive income (loss)			(78)	49	(29)

Proceeds from issuance of capital stock	-	24			24
Reclassification of capital stock to mandatorily redeemable	(2)	(160)			(160)

Balance, March 31, 2008	25	$2,525	$581	$(202)	$2,904

Balance, December 31, 2008	24	$2,386	$540	$(639)	$2,287

Comprehensive income (loss) -
January 1, 2009, cumulative effect non-credit impairment adjustment [1]			233	(233)	-
Net income (loss)			(39)		(39)
Other comprehensive income (loss)				(765)	(765)

Total comprehensive income (loss) (Note 12)			194	(998)	(804)

Proceeds from issuance of capital stock	1	62			62
Reclassification of capital stock to mandatorily redeemable	(1)	(93)			(93)

Balance, March 31, 2009	24	$2,355	$734	$(1,637)	$1,452

[1]	Due to adoption of FSP FAS 115-2 and FAS 124-2 effective January 1, 2009. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)

(In millions)

	Three months ended March 31,	2009	2008
Operating Activities	Net cash provided by (used in) operating activities	$104	$261

Investing Activities	Net change in Federal Funds sold and securities purchased under agreements to resell	(1,430)	3,387
	Net change in advances	6,864	(2,212)
	MPF Loans -
	Principal collected	2,231	1,434
	Purchases, incl. $0 and $(9) from other FHLBs	(4)	(1,198)
	Trading securities -
	Proceeds from maturities, sales and paydowns	2	2
	Purchases	(175)	(20)
	Held-to-maturity (HTM) securities -
	Net proceeds from maturities and purchases on short-term HTM securities [1]	414	1,409
	Proceeds from maturities on longer-term HTM securities [2]	645	176
	Purchases on longer-term HTM securities [2]	(10)	(1,114)
	Available-for-sale (AFS) securities -
	Proceeds from maturities and sales	429	436
	Purchases	(220)	-
	Proceeds from sale of foreclosed assets	13	7
	Capital expenditures for software and equipment	(2)	(1)

	Net cash provided by (used in) investing activities	8,757	2,306

Financing	Net change in deposits, incl. $(2) and $(1) from other FHLBs	594	214
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	177,653	371,185
	Bonds	160	12,144
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(175,915)	(375,635)
	Bonds, incl. $112 and $0 transferred to other FHLBs	(10,315)	(10,491)
	Net proceeds (payments) on derivative contracts with financing element	(25)	-
	Proceeds from issuance of capital stock	62	24
	Redemptions of mandatorily redeemable capital stock	(85)	(6)
	Cash dividends paid	-	-

	Net cash provided by (used in) financing activities	(7,871)	(2,565)

	Net increase (decrease) in cash and due from banks	990	2
	Cash and due from banks at beginning of year	130	17

	Cash and due from banks at end of year	$1,120	$19

Supplemental	Interest paid	$667	$783
Disclosures	Affordable Housing Program assessments paid	4	5
	Resolution Funding Corporation assessments paid	-	10
	Capital stock reclassed to mandatorily redeemable capital stock	93	160
	Transfer of MPF Loans to real estate owned	22	14
[1]	Short-term HTM securities consist of commercial paper that has a maturity of less than 90 days when purchased.
[2]	Longer-term HTM securities consist of securities with maturities of 90 days or more.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Background and Basis of Presentation

The Federal Home Loan Bank of Chicago1 is a federally chartered corporation and one of 12 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System). The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership. Each FHLB operates as a separate entity with its own management, employees, and board of directors. Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin.

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (Housing Act) was enacted. The Housing Act, among other things, created the Federal Housing Finance Agency (FHFA), which became the new regulator of the FHLBs effective July 30, 2008. The FHFA replaced the Federal Housing Finance Board (Finance Board) which will be abolished one year after enactment of the Housing Act. We remain subject to existing regulations, orders, determinations, and resolutions until new ones are issued or made.

We provide credit to members principally in the form of secured loans called advances. We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program 2.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Certain amounts in the prior period have been reclassified to conform to the current presentation. In particular, effective March 31, 2009 we changed the presentation of our statement of cash flows to present net cash flows from operating activities as a single line item as permitted by SEC guidance governing interim financial statements. As a result, we also made the change to our March 31, 2008 statement of cash flows disclosed for comparative purposes in order to have a consistent presentation.

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation - Our application of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, as revised (FIN 46-R), is limited to MPF Shared Funding securities, which are mortgage-backed-securities (MBS) secured by pools of mortgage loans that meet the eligibility requirements of the MPF Program and FHFA regulations. We are a non-transferor investor in the MPF Shared Funding program. That is, we hold two MPF Shared Funding securities that were issued by special purpose entities (SPE) that were sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase. We do not act as servicer for the mortgage loans held by the SPE. Under FIN 46-R, the variable interest holder that is considered the primary beneficiary is responsible for consolidating the SPE. An enterprise is considered the primary beneficiary if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the SPE’s expected losses, receive a majority of the SPE’s expected residual returns, or both. We do not consolidate the SPE since we are not the sponsor or the primary beneficiary of the SPE, as we hold the senior, rather than residual, interest in the securities. The securities are classified as held-to-maturity and are not publicly traded or guaranteed by any FHLB. We do not provide any liquidity or credit support to these SPEs. Our maximum loss exposure to these SPEs is limited to the carrying amount of our security interests in the SPEs on our statements of condition.

Cash Flows - For purposes of the statements of cash flows, we consider cash and due from banks as cash and cash equivalents.

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Accounting Principles Adopted in 2009:

FSP FAS 115-2 and FAS 124-2 - On April 9, 2009, the FASB released FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP FAS115-2). FSP FAS 115-2 amends the other-than-temporary impairment (OTTI) guidance for investment securities classified as available-for-sale (AFS) and held-to-maturity (HTM). The objective of FSP FAS 115-2 is to make OTTI guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The most significant change to our previous OTTI accounting relates to the amount of OTTI that is recognized into earnings.

Prior to FSP FAS 115-2, if OTTI was determined to exist, we recognized an OTTI charge into earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under FSP 115-2, if OTTI has been incurred, and it is more likely than not that we will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors.

The amount of the total OTTI related to the credit loss is recognized in non-interest income (loss). The amount of the total OTTI related to other factors is recognized in Accumulated Other Comprehensive Income (AOCI). However, the total OTTI, which includes both credit and non-credit losses, is presented gross in our statements of income and is reduced by the non-credit loss amount of the total OTTI that is recognized in AOCI.

On April 28, 2009 and May 7, 2009, the FHFA provided us and the other 11 FHLBs with guidance on the process for determining OTTI with respect to our holdings of private-label MBS and our adoption of FSP FAS 115-2. The goal of the guidance is to promote consistency in the determination of OTTI for private-label MBS among all FHLBs based on the understanding that investors in the consolidated debt of the FHLBs may better understand and

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

utilize the information in the combined financial reports if it is prepared on a more consistent basis. Recognizing that many of the FHLBs desired to early adopt FSP FAS 115-2, the guidance also requires that all FHLBs early adopt FSP FAS 115-2 in order to achieve consistency among the 12 FHLBs and to follow certain guidelines for determining OTTI.

Under the guidance, each FHLB continues to identify private-label MBS it holds that should be subject to a cash flow analysis consistent with GAAP and other regulatory guidance. To effect consistency in the cash flow analysis by ensuring the use of consistent key modeling assumptions, the FHFA guidance requires for the first quarter of 2009 that the FHLB San Francisco provide the other FHLBs with assumptions to be used for purposes of producing cash flow analysis used in analyzing credit losses and determining OTTI for private-label MBS other than sub-prime, monoline insured and home equity private-label MBS. The guidance requires the FHLB San Francisco to determine the FHLB System-wide modeling assumptions based upon the guidance in FSP FAS 115-2 and after consulting the other FHLBs and the FHFA. The related financial statement accounting and disclosures are subject to the external auditor’s overall procedures regarding unaudited quarterly financial statements.

With respect to sub-prime private-label MBS, the guidance provides that for the first quarter of 2009 that the OTTI analysis be run on a common platform. Consistent with that provision, FHLBs with sub-prime private-label MBS have selected the FHLB Chicago’s platform, and the FHLB Chicago has provided such FHLBs with the related modeling assumptions and cash flow analysis for purposes of analyzing credit losses and determining OTTI on such private-label MBS.

In addition to using the modeling assumptions provided by the FHLB San Francisco, the guidance requires for the first quarter of 2009 that each FHLB conduct its own OTTI analysis utilizing a specified third-party risk model and a specified third-party detailed underlying loan performance data source. The guidance provides that an FHLB may use the assumptions provided by the FHLB San Francisco in an alternative risk model with alternative loan performance data if certain conditions are met. An FHLB that does not have access to the required risk model and loan performance data sources or does not meet the conditions for using an alternative risk model is required under the FHFA guidance to engage another FHLB to perform the cash flow analysis underlying its OTTI determination.

Each FHLB is responsible for making its own determination of impairment and performing the required present value calculations using appropriate historical cost bases and yields. FHLBs that hold common private-label MBS are required to consult with one another to make sure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBs.

For the period ending March 31, 2009, we have completed our OTTI analysis and made our impairment determination utilizing the risk model and loan performance data source specified in the FHFA guidance as well as the key modeling assumptions provided by the FHLB San Francisco, as well as the key modeling assumptions that we developed for sub-prime private-label MBS.

Commencing with the second quarter of 2009, the FHFA guidance provides that the FHLB San Francisco will develop modeling assumptions and produce cash flow analysis for use by all FHLBs in analyzing credit losses and determining OTTI.

We adopted FSP FAS 115-2, applied in accordance with the FHFA guidance, effective January 1, 2009. The provisions of FSP FAS 115-2 are effective in the second quarter of 2009; however, as permitted under the pronouncement, we early adopted on January 1, 2009. Had we not adopted FSP FAS 115-2, we would have recognized the entire OTTI amount in net income during the three months ended March 31, 2009. The initial effect of adoption was to recognize a cumulative effect adjustment to increase the opening balance of our retained earnings of $233 million. The cumulative effect on retained earnings was calculated using FASB Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan an Amendment of FASB Statements No. 5 and 15 (SFAS 114). This adjustment had no impact on our AHP or REFCORP expense or accruals. See Note 16 on page F-27 in our 2008 Form 10-K for further details on these accruals. In addition, we recorded a cumulative effect adjustment to increase the loss in the opening balance of AOCI of $56 million related to the non-credit OTTI portion of AFS securities and $177 million related to the non-credit OTTI portion of HTM investment securities. See Note 5 – Investment Securities for further details.

The cumulative effect adjustment also impacted our regulatory capital levels and ratios as of January 1, 2009. The following table summarizes the effect on our financial statements as of January 1, 2009. It should be noted that this comparison is limited to the change in accounting principle with respect to the amount of OTTI that is recognized in the statement of income.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Year ended December 31, 2008 Total OTTI losses	$292
OTTI accreted into income	6

Net OTTI related charges	286
OTTI credit loss portion	53

Increase to beginning retained earnings	$233

Components of January 1, 2009 reclassification -
Charge to AOCI - AFS securities	$56
Charge to AOCI - HTM securities	177

Increase to beginning retained earnings	$233

Regulatory capital amount -
Before cumulative effect adjustment	$4,327
After cumulative effect adjustment	4,560

Regulatory capital ratio -
Before cumulative effect adjustment	4.70%
After cumulative effect adjustment	4.95%

FSP FAS 157-4 - On April 9, 2009, the FASB released FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly, (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement 157, Fair Value Measurements, (SFAS 157) when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that despite significant decreases in volume and level of activity, and regardless of the valuation technique(s) used for the asset or liability, the fair value measurement stays the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

We adopted FSP FAS 157-4 effective January 1, 2009. FSP FAS 157-4 had no effect on our financial statements at the time of adoption.

FSP FAS 107-1 - On April 9, 2009, the FASB released FSP FAS 107-1 and APB 28-1, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, (SFAS 107) to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting (Opinion 28), to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 applies to all financial instruments within the scope of SFAS 107 held by publicly traded companies, as defined in Opinion 28. We adopted FSP FAS 107-1 effective January 1, 2009. See Note 14 – Estimated Fair Value for further details.

FSP FAS 157-2 - Pursuant to FSP FAS 157-2 Effective Date of FASB Statement No. 157 issued February 12, 2008, we adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Examples of nonfinancial assets within the scope of this FSP are long-lived assets or asset groups measured at fair value for an impairment assessment under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no effect to our financial statements upon initial adoption. See Note 14 – Estimated Fair Value for further details.

SFAS 161 - In March of 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161),which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted SFAS 161 effective January 1, 2009. Disclosures were not required retrospectively for prior reporting periods. There was no effect to our financial statements upon initial adoption because SFAS 161 only addresses footnote disclosure requirements. See Note 13 – Derivatives and Hedging Activities for further details.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

Three months ended March 31,	2009	2008
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$3	$67

Investment securities -
Trading	10	11
Available-for-sale	24	6
Held-to-maturity	194	147

Total investment securities	228	164

Advances	192	338

MPF Loans held in portfolio	371	438
Less: Credit enhancement fees paid	(6)	(9)

MPF Loans held in portfolio, net	365	429

Total interest income	788	998

Interest Expense -
Deposits	-	9
Securities sold under agreements to repurchase	10	19

Consolidated obligations -
Discount notes	42	137
Bonds	578	788

Total consolidated obligations	620	925

Mandatorily redeemable capital stock	-	-
Subordinated notes	14	14

Total interest expense	644	967

Net Interest Income before provision for credit losses	144	31
Provision for credit losses	3	-

Net interest income	$141	$31

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

For accounting policies concerning our investment securities see Note 7 on page F-12 in our 2008 Form 10-K.

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of AFS and HTM securities as of the dates indicated.

	Available-for-Sale					Held-to-Maturity
As of March 31, 2009	Amortized Cost	Non-Credit OTTI Recognized in OCI (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Non-Credit OTTI Recognized in OCI (Losses)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Government-sponsored enterprises	$384	$-	$4	$-	$388	$410	$-	$24	$-	$434
State or local housing agency obligations	-	-	-	-	-	45	-	-	-	45
Small Business Administration / Small Business Investment Companies	210	-	4	-	214	150	-	2	-	152

Total non-MBS	594	-	8	-	602	605	-	26	-	631

MBS: Government-sponsored enterprises residential	1,698	-	45	-	1,743	10,953	-	441	-	11,394
Government- guaranteed residential	-	-	-	-	-	17	-	-	-	17
MPF Shared Funding	-	-	-	-	-	293	-	-	(12)	281
Private-label residential	182	(91)	-	(2)	89	2,395	(808)	-	(168)	1,419
Private-label home equity	-	-	-	-	-	1,305	(252)	-	(256)	797
Private-label commercial	-	-	-	-	-	88	-	-	(2)	86

Total MBS	1,880	(91)	45	(2)	1,832	15,051	(1,060)	441	(438)	13,994

Total	2,474	$(91)	$53	$(2)	$2,434	15,656	$(1,060)	$467	$(438)	$14,625

Adjustments from amortized cost to carrying value:
AFS unrealized gains (losses)	51
Adjustments for non-credit losses	(91)					(1,060)

Carrying Value on Statements of Condition	$2,434					$14,596

	Available-for-Sale				Held-to-Maturity
As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Commercial paper	$-	$-	$-	$-	$-	$-	$-	$-
Government-sponsored enterprises	530	17	-	547	411	21	-	432
State or local housing agency obligations	7	-	-	7	48	-	-	48
Small Business Administration/Small Business Investment Companies	-	-	-	-	567	3	(1)	569

Total non-MBS	537	17	-	554	1,026	24	(1)	1,049

MBS: Government- sponsored enterprises	1,448	36	-	1,484	11,459	306	(17)	11,748
Government- guaranteed	-	-	-	-	17	-	-	17
MPF Shared Funding	-	-	-	-	304	-	(16)	288
Private-label	145	-	(41)	104	3,789	-	(1,163)	2,626

Total MBS	1,593	36	(41)	1,588	15,569	306	(1,196)	14,679

Total	$2,130	$53	$(41)	$2,142	$16,595	$330	$(1,197)	$15,728

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Realized Other-Than-Temporary Impairment Losses

We adopted FSP FAS 115-2 effective January 1, 2009 as discussed in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations. FSP FAS 115-2 requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

•	If we decide to sell the investment security and its fair value is less than its amortized cost.

•	If, based on available evidence, we believe it is more likely than not that we will decide or be required to sell the investment security before the recovery of its amortized cost basis.

•

If we do not expect to recover the entire amortized cost basis of the investment security. This occurs when the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In determining whether a credit loss exists, we use our best estimate of the present value of cash flows expected to be collected from the investment security. We define cash flows expected to be collected as cash flows that we are likely to collect after a careful assessment of all available information. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.

Fair Value Write-downs

If OTTI has been incurred and we decide to, or are required to, sell the investment security, we account for the investment security as if it had been purchased on the measurement date of the OTTI. Specifically, the investment security is written down to fair value resulting in a new amortized cost basis, and any deferred amount in AOCI related to the investment security is written-off. The entire realized loss is recognized in non-interest income (loss). The new amortized cost basis is not changed for subsequent recoveries in fair value. For investments we continue to hold, a new accretable yield is calculated on the impaired security. This is used to calculate the amortization to be recorded into income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. This is also re-evaluated quarterly. In addition, we subsequently apply EITF 99-20: Recognition of Interest Income and Impairment on Purchased Beneficial

Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, as amended by EITF 99-20-1 and FSP FAS 115- (EITF 99-20). Subsequent non-OTTI-related increases and decreases (if not an additional OTTI) in the fair value of AFS securities will be included in AOCI.

Credit Loss Only Write-downs

If an OTTI has been incurred, and it is more likely than not that we will not decide to sell or we will not be required to sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all non-credit related factors. We measure the credit loss amount related to an investment security’s initial occurrence of OTTI using SFAS 114 guidance.

We estimate cash flows expected to be collected taking into consideration the payment structure of the investment security, prepayment speeds, and other relevant inputs. In regards to payment structure, we use the contractual rate of the security (that is, coupon rate) for fixed-rate securities. For variable-rate securities, we use an implied forward curve rather than the spot interest rate suggested by SFAS 114. This is because we believe the implied forward curve provides the best estimate of cash flows expected to be collected. For adjustable-rate securities with initial fixed interest rates, we calculate a security’s effective interest rate using a blend of the initial fixed interest rate over the fixed period and the adjustable-rate or rates for periods subsequent to the first fixed period. The initial discount rate for a fixed-, variable-, or adjustable-rate security is consistent with the same rate that was used to project the cash flows expected to be collected on that security. For example, an implied forward curve is used to discount our variable-rate securities.

We account for the OTTI investment security as if the investment security had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI related to credit losses recognized in non-interest income (loss). The amount of the total OTTI related to the credit loss is recognized in non-interest income (loss). The amount of the total OTTI related to non-credit factors is recognized in AOCI. However, the total OTTI is presented gross in our statements of income, which includes both credit and non-credit losses, and net of the non-credit loss amount of the total OTTI that is recognized in AOCI.

The new amortized cost basis is not changed for subsequent recoveries in fair value. As of the measurement date, a new accretable yield is calculated on the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

investment security so as to match the amount and timing of future cash flows expected to be collected. This is also re-evaluated quarterly. Additionally, the OTTI recognized in AOCI for investment securities classified as held-to-maturity are accreted from AOCI to the amortized cost of the investment security over the remaining life of the investment security in a prospective manner on the basis of the amount and timing of future estimated cash flows. That accretion increases the carrying value of the investment security and continues until we sell the investment security, it matures, or there is additional OTTI recognized into earnings.

For OTTI occurrences subsequent to the initial occurrence, we apply EITF 99-20, as amended by EITF 99-20-1 and FSP FAS 115-2, to determine the credit loss amount. In this regard, there is no change in the manner in which we estimate cash flows expected to be collected; however, the cash flows expected to be collected are discounted using a rate equal to the current yield used to accrete the investment security. Subsequent non-OTTI-related increases and decreases in the fair value of AFS securities will be included in AOCI.

Significant Inputs Used to Calculate OTTI

Our models project prepayments, delinquency and default rates, expected loss severities, and interest rates, while factoring in the underlying collateral and credit enhancement.

For our private-label MBS, we analyzed all of the securities with adverse risk characteristics as of March 31, 2009. The adverse risk characteristics used in selecting each of these securities for further analysis included:

•	the magnitude of the security’s estimated fair value discount as a percentage of the security’s carrying value;

•	adverse rating agency actions on the security, including negative watch and/or downgrade; and

•

a variety of criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses, the ratio of seriously delinquent loans to credit enhancement, and cumulative losses to date.

For each of the selected securities, we performed a cash flow analysis using models that project prepayments, default rates, and loss severities on the collateral supporting the security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. A significant input to the model is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, there was continued deterioration in the credit quality of the collateral. If our analysis does not support a present value of cash flows expected to be collected that is equal to or greater than the amortized cost basis of the private-label MBS, we recognize OTTI.

The roll-forward of the amounts related to credit losses recognized into earnings is shown below. The roll-forward relates to the amount of credit losses on investment securities held by us for which a portion of an OTTI charge was recognized into AOCI.

For the Three Months Ended March 31, 2009	HTM	AFS	Total
Balance as of January 1, 2009 [1]	$50	$3	$53

Additions:

Credit losses for which OTTI was not previously recognized	54	5	59

Additional OTTI credit losses for which an OTTI charge was previously recognized	21	6	27

Reductions:

Securities sold during the period	-	-	-

Securities intended to sell or where it is more likely than not required to be sold before the recovery of the amortized cost basis	-	-	-

Increases in cash flows expected to be collected, recognized over the remaining life of the securities	-	-	-

Balance March 31, 2009	$125	$14	$139

[1]	Due to adoption of FSP FAS 115-2 effective January 1, 2009. See Note 3—Adopted and Recently Issued Accounting Standards & Interpretations.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Unrealized Temporary Losses on our AFS and HTM Portfolios

The first table below breaks out AFS and HTM securities in an unrealized loss position at March 31, 2009 by type of security and by whether or not OTTI charges were recognized. The second table below summarizes only those AFS and HTM securities with unrealized losses as of December 31, 2008.

March 31, 2009	Less than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Losses	Non-Credit Losses	Fair Value	Unrealized Losses	Non-Credit Losses	Fair Value	Unrealized Losses	Non-Credit Losses
Available-for-Sale Securities
MBS: Private- label residential	$-	$-	$-	$2	$(2)	$(91)	$2	$(2)	$(91)

Total temporarily impaired	$-	$-	$-	$2	$(2)	$(91)	$2	$(2)	$(91)

Held-to-Maturity Securities
MBS: MPF Shared Funding	$-	$-	$-	$281	$(12)	$-	$281	$(12)	$-
Private-label residential	-	-	(58)	263	(168)	(750)	263	(168)	(808)
Private-label home equity	134	(21)	(177)	501	(235)	(75)	635	(256)	(252)
Private-label commercial	-	-	-	8	(2)	-	8	(2)	-

Total temporarily impaired	$134	$(21)	$(235)	$1,053	$(417)	$(825)	$1,187	$(438)	$(1,060)

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
MBS: Private-label	$-	$-	$41	$(41)	$41	$(41)

Total temporarily impaired	$-	$-	$41	$(41)	$41	$(41)

Held-to-Maturity Securities
Non-MBS: Small Business Administration / Small Business Investment Companies	$7	$(1)	$-	$-	$7	$(1)
MBS: Government-sponsored enterprises	586	(17)	-	-	586	(17)
MPF Shared Funding	-	-	288	(16)	288	(16)
Private-label	1,384	(635)	975	(528)	2,359	(1,163)

Total temporarily impaired	$1,977	$(653)	$1,263	$(544)	$3,240	$(1,197)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

For the period ending March 31, 2009, we recognized total OTTI of $1.042 billion with an offset amount of $956 million recorded to AOCI. Included in the net credit loss amount recognized for the three months ended March 31, 2009, was $19 million of realized losses from AOCI that relates to OTTI on HTM securities that were transferred from the AFS portfolio during 2007.

We recognized credit losses into earnings of $75 million and $11 million on HTM and AFS private-label MBS respectively that were in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. The non-credit loss related to these HTM and AFS securities of $915 million and $41 million respectively were recognized in AOCI since we do not intend to sell these securities and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. We recognized no OTTI charges on the remaining HTM and AFS private-label MBS in unrealized loss positions since we expect to recover the entire amortized cost basis and we do not intend to sell or believe it is more likely than not that we will be required to sell these securities prior to recovering their amortized cost basis.

Gains and Losses on Trading Securities

The net gains (losses) on trading securities for the periods indicated were as follows:

Three months ended March 31,	2009	2008
Net realized gain (loss)	$-	$-
Net unrealized gain (loss)	(9)	15

Net gain (loss) on trading securities	$(9)	$15

The following table presents the fair value of trading securities, including MBS:

Fair values as of:	March 31, 2009	December 31, 2008
Non-MBS:
Government-sponsored enterprises	$905	$838
Temporary liquidity guarantee program (FDIC-TLGP)	100	-

Total Non-MBS	1,005	838

MBS:
Government-sponsored enterprises	23	24
Government-guaranteed	4	4

Total MBS	27	28

Total trading securities	$1,032	$866

Gains and Losses on AFS Securities

In the first quarter of 2009 we realized proceeds of $353 million on the sale of AFS securities and the realized gains and losses from sales of AFS securities for the periods indicated were as follows:

Three months ended March 31,	2009	2008
Realized gain	$19	$-
Realized loss	-	-

Net realized gain (loss) from sale of AFS securities	$19	$-

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Maturity Terms

The following table presents the amortized cost and fair value of AFS and HTM securities by contractual maturity. Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to prepay such loans.

	Available-for-Sale		Held-to-Maturity
March 31, 2009	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS by Year of Maturity -
Due in one year or less	$81	$83	$86	$87
Due after one year through five years	-	-	421	446
Due after five years through ten years	230	232	54	55
Due after ten years	283	287	44	43

Total non-MBS	594	602	605	631

MBS:
Government-sponsored enterprises - Residential	1,698	1,743	10,953	11,394
Government-guaranteed - Residential	-	-	17	17
MPF Shared funding	-	-	293	281
Private-label residential	182	89	2,395	1,419
Private-label home equity	-	-	1,305	797
Private-label commercial	-	-	88	86

Total MBS	1,880	1,832	15,051	13,994

Total	2,474	$2,434	15,656	$14,625

Adjustments from amortized cost to carrying value:
AFS unrealized gains (losses)	51
Adjustment for non-credit losses	(91)		(1,060)

Carrying value on Statements of Condition	$2,434		$14,596

Note 6 – Advances

For accounting policies concerning advances, see Note 8 on page F-18 in our 2008 Form 10-K. At March 31, 2009, we had advances outstanding to members at interest rates ranging from 0.40% to 8.47%.

The following table presents our advances by advance type:

	March 31, 2009	December 31, 2008	Change
Detail of advances by type-
Fixed-rate	$15,861	$21,127	-25%
Variable-rate	7,222	8,700	-17%
Putable fixed-rate	6,976	7,082	-1%
Other advances	605	621	-3%

Total par value of advances	30,664	37,530	-18%
Hedging adjustments	533	609	-12%
Fair value adjustments	-	1	-100%

Total advances	$31,197	$38,140	-18%

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our advances by redemption terms:

March 31, 2009	Carrying Amount	Weighted Average Interest Rate	Next Maturity or Put Date
Due in one year or less	$11,629	2.68%	$16,352
One to two years	4,969	3.45%	5,050
Two to three years	3,245	3.63%	3,565
Three to four years	1,853	4.11%	1,422
Four to five years	1,454	2.36%	1,254
Thereafter	7,514	2.96%	3,021

Total par value	30,664	3.04%	$30,664

Hedging adjustments	533

Total advances	$31,197

We had $4.2 billion of outstanding advances at March 31, 2009 and $4.4 billion at December 31, 2008 to Bank of America, N.A., which was 14% and 12% of total advances outstanding, with no other member over 10% at either date. On October 17, 2008, LaSalle Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district.

Note 7 – MPF Loans

MPF Loans Held in Portfolio

For accounting policies concerning MPF Loans held in portfolio see Note 9 on page F-19 in our 2008 Form 10-K.

The MPF Program is a secondary mortgage market structure that provides funding to FHLB members that are participating financial institutions (PFIs) through the purchase or funding by an FHLB of MPF Loans. We classify MPF Loans on our statements of condition as held for investment because we have the intent and ability to hold such loans to maturity. Effective August 1, 2008, we no longer enter into Master Commitments to acquire MPF Loans for investment except for immaterial amounts of MPF Loans that support affordable housing and are guaranteed by the Rural Housing Service of the Department of Agriculture (RHS) or insured by the Department of Housing and Urban Development (HUD). “MPF Loans” refer to conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program. In September of 2008, we began offering the MPF Xtra™ product to our PFI(s). Under the MPF Xtra product, we purchase MPF Loans from PFIs and concurrently sell them to Fannie Mae as a third-party investor. References to MPF Loans as they related to the MPF Xtra product exclude mortgage loan participations.

The following table summarizes our MPF Loan information:

	March 31, 2009	December 31, 2008
MPF Loans - single-family
Medium term: [1]
Conventional	$9,064	$9,657
Government [3]	219	230

Total medium term	9,283	9,887

Long term: [2]

Conventional	16,413	17,897
Government [3]	3,720	3,861

Total long term	20,133	21,758

Total par value	29,416	31,645

Agent fees, premium (discount)	134	150
Loan commitment basis adjustment	(15)	(16)
Hedging adjustments	295	311
Receivable from future performance credit enhancement fees	3	2
Allowance for loan loss	(8)	(5)

Total MPF Loans held in portfolio, net	$29,825	$32,087

[1]	The original term to maturity is 15 years or less.
[2]	The original term to maturity is greater than 15 years.
[3]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

MPF Loans held in our portfolio are placed on non-performing (non-accrual) status when it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the MPF Loan is well-secured and in the process of collection. We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. We had $22 million and $19 million of MPF Loans on non-performing status at March 31, 2009 and December 31, 2008.

MPF Loans that are on non-performing status, and that are viewed as collateral-dependent loans, are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment. We had impaired MPF Loans of $15 million and $12 million at March 31, 2009 and December 31, 2008. An allowance of less than $1 million was allocated to these loans at both March 31, 2009 and December 31, 2008.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The average balance for impaired MPF Loans was $13 million and $8 million for the three months ended March 31, 2009 and March 31, 2008. Interest income recognized on impaired MPF Loans was less than $1 million for all periods presented.

When assets have been received in satisfaction of debt, or as a result of actual foreclosures and in-substance foreclosures, MPF Loans are reclassified at fair value as real estate owned in other assets. We had $38 million and $35 million in MPF Loans classified as real estate owned in other assets, which had been foreclosed but not yet liquidated at March 31, 2009 and December 31, 2008. For further detail on MPF Loans classified as non-performing, impaired, or real estate owned see Note 9 on page F-19 in our 2008 Form 10-K.

MPF Xtra Product

MPF Loans sold to us through the MPF Xtra product are classified as held-for-sale, since such MPF Loans are concurrently sold to Fannie Mae as a third-party investor, and will not be held on our balance sheet. Unlike our other conventional MPF products, PFIs under the MPF Xtra product do not provide credit enhancement and do not receive credit enhancement fees. We receive a nominal upfront transaction fee which we expect to cover our cost of acting as master servicer for these MPF Loans. This fee is recognized over the life of the MPF Loans as a component of other, net, in non-interest income (loss). For the three months ended March 31, 2009, we received $2 million in fees, and had earned fee revenue of less than $1 million in connection with the purchase and concurrent sale of $1.2 billion of MPF Xtra loans.

Note 8 – Allowance for Loan Losses

We have not recorded any allowance for loan losses on our advances. At March 31, 2009 and December 31, 2008, we had rights to collateral with an estimated value greater than the outstanding advances. See Security Terms in Note 8 – Advances on page F-19 in our 2008 Form 10-K for additional information regarding collateral.

Our allowance for MPF Loan losses represents management’s estimate of probable losses inherent in our MPF Loan portfolio. MPF Loans sold to Fannie Mae under the MPF Xtra product are not held in our portfolio and therefore not included in our allowance for loan losses.

In the first quarter 2009, we provided for an additional $3 million reserve for MPF loan losses due to recent portfolio and market trends related to rising delinquency rates, increased loss severities and prepayment speeds. In addition, we expect an increased allocation of losses under the MPF credit risk sharing structure resulting from increased mortgage prepayment rates which negatively impact our ability to offset potential losses through the withholding of PFI credit enhancement fees.

The following table presents the changes in the allowance for loan losses on MPF Loans for the periods indicated:

For the quarter ended March 31,	2009	2008
Balance, beginning of period	$5	$2
Chargeoffs	*	*
Recoveries	-	-
Provision for credit losses	3	-

Balance, end of period	$8	$2

*	Less than $1 million

Note 9 – Consolidated Obligations

For accounting policies, the description of interest rate payment terms, and other additional information concerning consolidated obligations, see Note 14 on page F-24 in our 2008 Form 10-K.

The following table summarizes our consolidated obligation discount notes outstanding. Discount notes have terms ranging from one day to one year in length.

	March 31, 2009	December 31, 2008
Par value outstanding	$31,224	$29,484
Carrying value outstanding	$31,195	$29,466
Weighted average rate at period-end	0.38%	0.64%
Daily average outstanding for the year-to-date period	$33,878	$19,353
Weighted average rate for the year-to-date period	0.50%	2.22%
Highest outstanding at any month-end during the year-to-date period	$35,193	$29,466

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents interest rate payment terms at the time of issuance for the types of consolidated obligation bonds for which we are the primary obligor.

	March 31, 2009	December 31, 2008
Consolidated obligation bonds:
Fixed-rate non-callable	$38,751	$40,591
Fixed-rate callable	5,780	13,471
Floating-rate	350	975
Step-up	50	50
Inverse floating-rate	50	50

Total par value	44,981	55,137
Bond discounts, net	(37)	(39)
Hedging adjustments	23	207

Total consolidated obligation bonds	$44,967	$55,305

The following table summarizes consolidated obligation bonds for which we were the primary obligor by redemption terms:

March 31, 2009	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$13,194	3.68%	$15,114
One to two years	6,912	4.79%	7,597
Two to three years	4,319	4.50%	3,942
Three to four years	4,291	5.10%	4,521
Four to five years	4,027	4.47%	3,939
More than five years	12,238	5.32%	9,868

Total par value	44,981	4.58%	$44,981

Bond discounts, net	(37)
Hedging adjustments	23

Total consolidated obligation bonds	$44,967

Note 10 – Subordinated Notes

Subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, including deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs (for which we are jointly and severally liable). With respect to consolidated obligations for which we are jointly and severally liable, we may, under certain circumstances, (1) have immediate payment obligations and (2) be designated as primary obligor. For further description of our subordinated notes see Note 15 on page F-26 in our 2008 Form 10-K.

We are permitted to include a percentage of the outstanding principal amount of the subordinated notes (the Designated Amount) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and in calculating our maximum permissible holdings of MBS, and unsecured credit, subject to 20% annual phase-outs beginning in the sixth year following issuance. Currently, 100% of the $1 billion outstanding subordinated notes are considered the Designated Amount, with the first 20% annual phase-out beginning on June 14, 2011.

Note 11 – Capital Stock and Mandatorily Redeemable Capital Stock

For accounting policies and other matters concerning capital stock and mandatorily redeemable capital stock, see Note 18 on page F-28 in our 2008 Form 10-K.

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. No members had concentrations of capital stock greater than or equal to 10% of total capital stock at March 31, 2009 or December 31, 2008.

The regulatory capital ratio required by FHFA regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0%. This ratio applies to the Bank when our non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts with members, certain MBS, and other investments specified by FHFA regulation) after deducting the amount of deposits and capital, are not greater than 11% of total assets. If the non-mortgage asset ratio is greater than 11%, FHFA regulations require a regulatory capital ratio of 4.76%. See Minimum Capital Requirements in Note 18 on page F-29 in our 2008 Form 10-K for further description of our minimum capital requirements.

The C&D Order we entered into with the Finance Board on October 10, 2007, includes an additional minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we continue to include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. Our non-mortgage asset ratios on an average monthly basis were below 11% at both March 31, 2009 and December 31, 2008, thus we were subject to the 4.50% ratio at both dates.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Regulatory Capital
	Requirement in effect		Actual
	Ratio	Amount	Ratio	Amount
March 31, 2009	4.50%	$3,769	5.37%	$4,498
December 31, 2008 [1]	4.50%	$4,146	4.70%	$4,327

[1]	Excludes adoption of FSP FAS 115-2 effective January 1, 2009. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At March 31, 2009 and December 31, 2008, we had an aggregate amount of $3.764 billion and $3.787 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

The following table shows the number of former members for which we reclassified stock to MRCS or completed redemptions of MRCS due to membership withdrawals, out-of-district mergers or other terminations.

Three months ended March 31,	2009	2008
Number of members with MRCS, beginning of period	16	12

Membership withdrawal, net	5	2
Mergers / move - out-of-district	2	6
FDIC receivership	1	-
Redemptions of MRCS	-	(5)

Number of members, end of period	24	15

The following table presents the dollar amounts of MRCS activity for the periods indicated:

Three months ended March 31,	2009	2008
Dollar balance, beginning of period	$401	$22

Membership withdrawals, net	1	8
Mergers / move - out-of-district	1	152
FDIC receivership	6	-
Incremental advance requests	85	-
Redemptions of MRCS	(85)	(6)

Dollar balance, end of period	$409	$176

During the first quarter of 2009, we redeemed $85 million in excess capital stock above the related member’s capital stock floor, from eleven members as permitted under the C&D Order as described in Note 17 – Regulatory Actions in our 2008 Form 10-K on page F-28.

Under the terms of the C&D Order, as amended, except as discussed above, any other capital stock repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require approval of the Deputy Director, Division of FHLB Regulation of the FHFA (Deputy Director). As of April 30, 2009, the Deputy Director has denied requests to redeem capital stock totaling $19 million in connection with 12 membership withdrawals or other membership terminations. We do not believe the denial of stock redemption requests affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this denial delays the timing of an eventual mandatory redemption.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI for the periods indicated:

	AFS	AFS OTTI Non-Credit	HTM [1]	HTM OTTI Non-Credit	Cash Flow Hedges	Retirement Plans	Total
Balance, December 31, 2007	$(13)	$-	$(138)	$-	$(98)	$(2)	$(251)
Net unrealized gain (loss)	(57)	-	-	-	78	-	21

Reclassification adjustment for (gain) loss recognized into net income (loss)	-	-	20	-	8	-	28

Net change	(57)	-	20	-	86	-	49

Balance, March 31, 2008	$(70)	$-	$(118)	$-	$(12)	$(2)	$(202)

Balance, December 31, 2008	$12	$-	$(76)	$-	$(576)	$1	$(639)
January 1, 2009, cumulative effect non-credit impairment adjustment [2]	-	(56)	-	(177)	-	-	(233)

Net unrealized gain (loss)	58	(41)	-	(915)	86	-	(812)

Reclassification adjustment for (gain) loss recognized into Statement of Income	(19)	6	19	21	9	-	36

Accretion from HTM OTTI non-credit	-	-	-	11	-	-	11

Net change	39	(91)	19	(1,060)	95	-	(998)

Balance, March 31, 2009	$51	$(91)	$(57)	$(1,060)	$(481)	$1	$(1,637)

[1]

On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from AFS to HTM. The $138 million unrealized loss on these securities at that time was reported in AOCI and is being amortized using the constant effective interest (i.e., level yield) method over the estimated lives of the securities, based on anticipated prepayments, offset by the interest income accretion related to the discount on the transferred securities. In addition, other-than-temporary impairments on these securities have also been recognized. See Note 5 – Investments - Held-to-Maturity for details.

[2]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Note 13 – Derivatives and Hedging Activities

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Spread risk is the yield relationship of a financial instrument relative to a reference yield curve, usually LIBOR. Spread risk reflects the supply and demand dynamics for a particular financial instrument and captures when a financial instrument pays more or less interest than what is currently priced in the market. The Option-Adjusted Spread (OAS) is the spread between the yield on the financial instrument and the reference yield curve, less the estimated cost of embedded options. Spread risk may also reflect credit risk. Although we are exposed to spread risk, we do not actively manage spread risk because our interest-earning assets and interest-bearing liabilities are predominantly held to contractual maturity. We invest in GSE obligations, mortgage assets, and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these assets are managed through a combination of debt issuance and derivatives. The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected maturities of these investments, primarily depending on changes in interest rates.

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

Duration measures our exposure to parallel interest rate shifts. We do not forecast interest rates, nor take specific duration positions against such forecasts

Convexity measures how fast duration changes as a function of interest rate changes. Convexity is largely driven by mortgage cash flows that vary significantly as borrowers respond to rate changes by either prepaying their mortgages or slowing such prepayments.

Curve quantifies our exposure to non-parallel shifts in the yield curve.

Volatility describes the degree to which the value of options, explicit or embedded, fluctuates. MPF Loans and mortgage-backed securities include options held by the mortgage borrowers to prepay their loans. As a result, we have effectively sold options by owning MPF Loans and mortgage-backed securities.

We manage duration, convexity, curve, and volatility as part of our hedging activities. We analyze the risk of the MPF Loan portfolio on a regular basis and consider the interest rate environment under various rate scenarios. We also perform analyses of the duration and convexity of the portfolio. We hedge the duration and convexity of MPF Loans by using a combination of derivatives placed in either SFAS 133 hedge relationships or economic hedge relationships. Duration and convexity risks arise principally because of the prepayment option embedded in our MPF Loans. As interest rates become more volatile, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity, as discussed below, may increase resulting in an increase in hedging costs.

Our primary risk mitigation tools include funding instruments, swaps, swaptions, caps, and floors. Based on our risk profile, we do not use our funding to match the cash flows of our mortgage assets on a transaction basis. Rather, funding is used to address duration, convexity, curve, and volatility risks at the balance sheet level.

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

An economic hedge is defined as a derivative hedging specific (or a non-specific pool of) underlying assets, liabilities, or derivatives that does not qualify (or was not designated) for hedge accounting, but is an acceptable hedging strategy for risk management purposes. These economic hedging strategies also comply with FHFA regulations that prohibit speculative hedge transactions. An economic hedge may introduce the potential for earnings volatility caused by the changes in fair value on the derivatives that are recorded in income but not offset by recognizing corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments.

Accounting for Derivatives – We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are recognized on the statements of condition at fair value and are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with either a recognized asset or liability or stream of variable cash flows (a “cash flow hedge); or (3) a non-SFAS 133 hedge of a specific or non-specific asset, liability or derivative for asset-liability and risk management purposes (an “economic hedge).

SFAS 133 Hedge Accounting – In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. We prepare formal contemporaneous documentation at the inception and designation of a hedging relationship. Our formal documentation identifies the following:

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

We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, we assess hedge effectiveness using the shortcut method. Under the shortcut method we periodically review each hedge relationship to ensure that none of the terms of the interest rate swap and hedged item (as defined by SFAS 133, paragraph 68) have changed. Provided that no terms have changed, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. If all the criteria are met, we apply the shortcut method to a qualifying fair value hedge when the relationship is designated on the trade date of both the interest rate swap and the hedged item (for example, advances or consolidated obligation bonds are issued), even though the hedged item is not recognized for accounting purposes until the transaction settlement date,

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

provided that the period of time between the trade date and the settlement date of the hedged item is within established conventions for that marketplace.

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

Discontinuance of SFAS 133 Hedge Accounting – We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) a hedged firm commitment no longer meets the definition of a firm commitment.

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

Embedded Derivatives – We may purchase financial instruments in which a derivative instrument is embedded in the financial instrument. Upon executing these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument meets the definition of a derivative.

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

Firm Commitments

In accordance with SFAS 149, Delivery Commitments are considered derivatives. Accordingly, we record a Delivery Commitment at fair value as a derivative asset or derivative liability, with changes in fair value recognized in derivatives and hedging activities. When the Delivery Commitment settles, the current fair value is included in the carrying amount of the MPF Loans, whenever applicable. In the case of the MPF Loans held for investment, the adjustment is amortized on a level-yield basis over the contractual life of the MPF Loan in interest income. In the case of MPF Loans under the MPF Xtra product, the adjustment to the basis is offset by a corresponding adjustment to the sales price that is associated with the fair value change to the sales Delivery Commitment concurrently entered into with Fannie Mae.

Cash Flow Hedges

Anticipated Discount Notes – Our hedge objective is to mitigate the variability of cash flows associated with the benchmark interest rate, London Interbank Offer Rate (LIBOR), of variable interest streams associated with the recurring maturity and re-issuance of short-term fixed rate discount notes. The variability in cash flows associated with each new issuance of discount notes results from changes in the benchmark interest rate, LIBOR, over a specified hedge period caused by the recurring maturity and re-issuance of short-term fixed-rate discount notes over that hedge period. Our hedge strategy may involve the use of forward starting swaps to hedge this variability in cash flows due to changes in LIBOR so that a fixed-rate is secured over the life of the hedge relationship. In effect, we are changing what would otherwise be deemed a variable-rate liability into a fixed-rate liability. The total principal amount at issuance of the discount notes (i.e. net proceeds) and the total principal amount of the discount notes on an ongoing basis is equal to or greater than the total notional on the actual swaps used as hedging instruments. We document at hedge origination, and on an ongoing basis, that our forecasted issuances of discount notes are probable. We measure effectiveness each period using the hypothetical derivative method as described in DIG Issue G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied. The purpose of this measurement is to reclassify the amount of hedge ineffectiveness from AOCI to derivatives and hedging activities in the periods where the actual swap has changed in fair value greater than the hypothetical swap’s changes in fair value.

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

Anticipated CO Bonds – We may enter into an interest rate swap as a hedge of an anticipated issuance of debt to effectively lock in a spread between an interest-earning asset and the cost of funding. All amounts deemed effective, as defined in SFAS 133, are recorded in AOCI, while amounts deemed ineffective are recorded in current earnings. The swap is terminated upon issuance of the instrument, and amounts reported in AOCI are reclassified into earnings over the periods in which earnings are affected by the variability of the cash flows of the debt that was issued. Hedge effectiveness is assessed using the hypothetical derivative method as defined in DIG Issue G7.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Accounting for Failed Forecast of Anticipated Debt Transactions – During 2008, our ability to enter into long-term cash flow hedges was tainted by the non-occurrence of certain anticipated issuances of consolidated obligation bonds. As a result, we do not anticipate entering into such long-term cash flow hedges until we have demonstrated the capability to make reliable forecasts over a six month period.

Variable-Rate Advances – We may use an option to hedge a specified future variable cash flow of variable-rate LIBOR-based advances. The option will effectively cap, or floor, the variable cash flow at a predetermined target rate. Such relationships are accounted for under the guidance in DIG Issue G20.

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

Fair Value Hedges

Consolidated Obligation Bonds – We manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, when a fixed-rate consolidated obligation is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain (1) fixed-rate consolidated obligations (non-callable) and (2) fixed-rate callable consolidated obligations.

Advances – With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all the conditions in SFAS 133, paragraph 68 are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain (1) fixed-rate advances (non-putable) and (2) fixed-rate putable advances. The swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

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

Economic Hedges

MPF Loans – Options may also be used to hedge the duration and convexity of the MPF Loan portfolio and prepayment risk on MPF Loans, many of which are not identified to specific MPF Loans and, therefore, do not receive fair value or cash flow hedge accounting treatment. These options include interest rate caps, floors, options, or treasury future contracts and swaptions. We may also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans.

Investments – We may manage against prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by economically hedging the prepayment risk with caps, floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on MBS. We may also use derivatives as an economic hedge to match the expected prepayment characteristics of the MBS.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. Our maximum amount of loss due to credit risk is based on the gross fair value of our derivative assets. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. At March 31, 2009 and December 31, 2008, our maximum credit risk as defined above was $246 million and $260 million.

We transact most of our derivatives with major financial institutions and major broker-dealers, of which some, or their affiliates, buy, sell, and distribute consolidated obligations.

We held collateral consisting of securities and cash with a fair value of $239 million and $269 million as of March 31, 2009 and December 31, 2008. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and may be held by the member for our benefit.

Derivatives Exposures to Lehman Brothers Special Financing, Inc.

As of March 31, 2009, we owed a net amount of $6 million to Lehman Brothers Special Financing Inc. (LBSFI) under an ISDA Master Agreement, as further discussed in “Accounting Issues Related to Lehman Derivative Termination” on page F-42 in our 2008 Form 10-K. It is possible that we may incur additional costs associated with the final settlement procedures with LBSFI, but we do not expect those costs to be material.

Financial Statement Impact and Additional Financial Information

Our net payments from derivatives financing activities during the first quarter of 2009 were $25 million. We perform an evaluation to determine whether an upfront fee received represents a financing activity. Specifically, if an upfront fee received represents more than an insignificant amount, then the initial and subsequent cash flows associated with the derivative are reported on a net basis as a financing activity in our statement of cash flows. We have interpreted the term “insignificant” as denoting an amount that is less than 10% of the present value of an at-the-market derivative’s fully prepaid amount.

Our derivative instruments contain provisions that may require us to post additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, is $970 million for which we have posted collateral of $871 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, we would be required to post up to an additional $95 million of collateral to our counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes fair value of derivative instruments without effect of netting arrangements or collateral as of March 31, 2009. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

As of March 31, 2009	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives Designated as Hedging Instruments under SFAS 133
Interest rate swaps	$36,809	$244	$(1,482)
Interest rate swaptions	3,605	114	-
Interest rate caps or floors	2,675	304	-
Interest rate futures/forwards	859	-	-

Total Derivatives in SFAS 133 Hedging Relationships	43,948	662	(1,482)

Derivatives Not Designated as Hedging Instruments under SFAS 133
Interest rate swaps	6,249	26	(107)
Interest rate swaptions	15,852	249	-
Interest rate caps or floors	-	-	-
Interest rate futures/forwards	1,330	2	-
Mortgage delivery commitments	2	-	-
Other	-	-	-

Total Derivatives Not in SFAS 133 Hedging Relationships	23,433	277	(107)

Total Derivatives Before Netting and Collateral Adjustments	$67,381	939	(1,589)

Netting adjustments		(692)	692
Cash collateral and related accrued interest		(180)	(75)

Total Collateral and Netting Adjustments [1]		(872)	617

Derivative Assets and Liabilities as Reported on Statements of Condition		$67	$(972)

[1]

Our accounting policy is to offset derivative instruments of the same counterparty under a master netting agreement. Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at December 31, 2008. The notional amount of derivatives outstanding where we acted as an intermediary for the benefit of our members was $19 million at December 31, 2008.

	December 31, 2008
For the period ending	Notional	Fair Value
Interest rate swaps:
Fair value	$33,012	$(623)
Cash flow	6,447	(756)
Economic	9,264	(168)

Total	48,723	(1,547)

Interest rate swaptions:
Fair value	3,930	181
Economic	10,797	272

Total	14,727	453

Interest rate caps/floors:
Cash flow	2,675	337
Economic	-	-

Total	2,675	337

Interest rate futures/TBAs:
Fair value	999	2
Economic	450	(1)

Total	1,449	1

Delivery commitments of MPF Loans:
Economic	-	-

Total	$67,574	(756)

Accrued interest, net at period end		(45)
Cash collateral		(164)

Net derivative balance		$(965)

Derivative assets		$102
Derivative liabilities		(1,067)

Net derivative balance		$(965)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the components of derivatives and hedging activities as presented in the statements of income.

Three months ended March 31, 2009	Gain (Loss)
Derivatives and Hedged Items in SFAS 133 fair Value Hedging Relationships
Interest rate swaps	$7
Other [1]	(13)

Total Net Gain (Loss) Related to Fair Value Hedge Ineffectiveness	(6)

Total Net Gain (Loss) Related to Cash Flow Hedge Ineffectiveness	2

Derivatives Not Designated as Hedging Instruments under SFAS 133 -

Economic Hedges -
Interest rate swaps	249
Interest rate swaptions	(311)
Interest rate futures/forwards	1
Net Interest Settlements	(7)

Mortgage delivery commitments	-

Other	-

Total Gains (Losses) on Derivatives Not in SFAS 133 Hedging Relationships	(68)

Net Gains (Losses) on Derivatives and Hedging Activities	$(72)

[1]	Includes derivatives designated as fair value hedging instruments of MPF Loan pools.

For the three months ended March 31, 2008	Gain (loss)
Fair value hedge ineffectiveness	$(20)
Cash flow hedge ineffectiveness	-
Cash flow hedge [1]	-
Gain (loss) on economic hedges	(42)

Net gain (loss) on derivatives and hedging activities	$(62)

[1]	Related to cash flow hedges on the early extinguishment of debt, including debt transferred to other FHLBs.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2009.

Three months ended March 31, 2009	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income [1]
Hedged item type -
Advances	$78	$(79)	$(1)	$(77)
Consolidated obligations - bonds	(180)	190	10	50
MPF Loans held for portfolio	1	(16)	(15)	(18)

Total	$(101)	$95	$(6)	$(45)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2009.

	Effective Portion			Ineffective Portion
Three months ended March 31, 2009	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified From AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Derivatives and Hedging Activities
Derivatives and hedged items in SFAS 133 cash flow hedging relationships -
Advances - interest rate floors	$34	Interest income	$(3)	$-
Consolidated obligation bonds - interest rate swaps	-	Interest expense	(2)	-
Discount notes - interest rate caps	-	Interest expense	(5)	-
Discount notes - interest rate swaps	(120)	Interest expense	(1)	2

Total	$(86)		$(11)	$2

As of March 31, 2009, the deferred net gains (losses) on derivative instruments AOCI expected to be reclassified to earnings during the next twelve months is $9 million. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 10 years.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Estimated Fair Value

For accounting policies concerning fair value, see Note 23 on page F-43 in our 2008 Form 10-K

Fair Value Option

The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option in accordance with SFAS 159 during the three months ended March 31, 2009:

Three months ended March 31, 2009	Advances
Balance, December 31, 2008	$201
New transactions elected for fair value option	-
Maturities and terminations	(201)
Net gain (loss) on instruments held at fair value	-
Change in accrued interest	*

Balance, March 31, 2009	$-

*	less than $1 million

The following table presents the changes in fair values for items where we elected the fair value options:

Three months ended March 31, 2009		Interest income / expense	Net gain/(loss) on instruments held at fair value	Total changes in fair value included in current period earnings
Advances	$	*	$(1)	$(1)
*	less than $1 million

Fair Value

As discussed in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations, we adopted FSP FAS 157-2, FSP FAS 157-4, and FSP FAS 107-1 effective January 1, 2009.

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

Level 3: Significant Unobservable Inputs

Our Level 3 category includes certain private-label MBS investments held in our AFS portfolio that are backed by Alt-A mortgage loans and an inverse floating rate consolidated obligation bond along with the derivative asset hedging that bond. Our Level 3 category also includes, on a non-recurring basis, impaired HTM securities, impaired MPF Loans and Real Estate Owned.

Fair Value Methodology

Described below are our fair value measurement methodologies for assets and liabilities measured or disclosed at fair value. Such methodologies were applied to all of the assets and liabilities carried or disclosed at fair value.

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

At March 31, 2009, we used internal assumptions and modeling related to expected cash flows for a portion of our private-label MBS portfolio, which is classified as HTM or AFS on the basis that fair values received from a third-party pricing service represented fair values of distressed sales. The March 31, 2009 determination was based on the significant bid-ask spread in the markets for these securities and by the ongoing significant decrease in the volume of trades relative to historical levels that existed when the market was not distressed (i.e., 2007) as well as other relevant factors such as the intervention of the U.S. Government into the financial markets.

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

Derivative Assets – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivative assets. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We and each derivative counterparty have bilateral collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets in the statements of condition at March 31, 2009 and December 31, 2008.

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

Derivative Liabilities – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment for our aggregate exposure to our derivative counterparties when measuring the fair value of our derivatives liabilities. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We and each derivative counterparty have bilateral collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative liabilities in the statements of condition at March 31, 2009 and December 31, 2008.

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

Subordinated notes – Fair values are determined based on internal valuation models which use market-based yield curve inputs obtained from a third-party.

Other

Standby Letters of Credit – The estimated fair values of standby letters of credit are based on the present value of fees currently charged in the marketplace for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis:

As of March 31, 2009	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets
Trading securities:
GSE debt non-MBS	$-	$905	$-	$-	$905
Other non-MBS debt	-	100	-	-	100
GSE residential MBS	-	23	-	-	23
Government-guaranteed residential MBS	-	4	-	-	4
AFS securities:
GSE debt non-MBS	-	388	-	-	388
Other non-MBS debt	-	214	-	-	214
GSE residential MBS	-	1,743	-	-	1,743
Private-label MBS CMO	-	-	89	-	89
Derivative assets	2	718	39	(692)	67

Total assets at fair value	$2	$4,095	$128	$(692)	$3,533

Level 3 as a percent of total assets at fair value			4%

Liabilities
Consolidated obligation bonds	$-	$-	$(85)	$-	$(85)
Derivative Liabilities	-	(1,664)	-	692	(972)

Total liabilities at fair value	$-	$(1,664)	$(85)	$692	$(1,057)

Level 3 as a percent of total liabilities at fair value			8%

As of December 31, 2008	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets:
Trading securities	$-	$866	$-	$-	$866
Advances	-	201	-	-	201
AFS securities	-	2,038	104	-	2,142
Derivative assets	1	220	45	(164)	102

Total assets at fair value	$1	$3,325	$149	$(164)	$3,311

Liabilities:
Consolidated obligation bonds	$-	$-	$91	$-	$91
Derivative Liabilities	-	1,067	-	-	1,067

Total liabilities at fair value	$-	$1,067	$91	$-	$1,158

[1]

Our accounting policy is to offset derivative instruments of the same counterparty under a master netting agreement. Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents a reconciliation of certain financial assets and financial liabilities that are measured at fair value on the statements of condition using Level 3 inputs for the three months ended March 31, 2009.

	Level 3 Assets/Liabilities
	AFS Securities Private-label MBS CMO	Derivative Assets	Consolidated Obligation Bonds
Beginning Balance, December 31, 2008	$104	$45	$(91)

Gains (losses) realized and unrealized:

Changes in fair value (included in derivatives & hedging activities on statements of income)	-	(6)	6

Included in AOCI	(15)	-	-

Ending Balance, March 31, 2009	$89	$39	$(85)

Total gain (loss) in earnings for change in realized gain(loss) for instruments held at period end	$-	$(6)	$6

The following table presents a reconciliation of certain private-label MBS classified as AFS that are measured at fair value on the statements of condition using Level 3 inputs for the three months ended March 31, 2008:

	AFS Securities	Derivative Assets	Consolidated Obligation Bonds
Beginning Balance, December 31, 2007	$222	$20	$(69)

Gains (losses) realized and unrealized:

Changes in fair value (included in derivatives & hedging activities on statements of income)	-	6	(6)

Included in AOCI	(74)	-	-

Ending Balance at March 31, 2008	$148	$26	$(75)

Total amount of gains (losses) recognized in net income (loss) for the period	$-	$6	$(6)

Assets Measured at Fair Value on a Non-recurring Basis

Certain held-to-maturity investment securities, MPF Loans, and Real Estate Owned are measured at fair value on a non-recurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment).

The following table presents these financial assets by level within the SFAS 157 valuation hierarchy as of March 31, 2009, for which a non-recurring change in fair value has been recorded during the three months ended March 31, 2009.

	Fair Value Measurements as of March 31, 2009 Using			Three months ended March 31, 2009
	Level 1	Level 2	Level 3	Credit Loss Reported in Earnings
Assets:

Impaired HTM securities
Private-label residential MBS	$-	$-	$1,150	$52
Private-label commercial MBS	-	-	211	23
Impaired MPF loans	-	-	22	*
Real Estate Owned [1]	-	-	40	1
*	less than $1 million
[1]	In accordance with FAS 144, $2 million of selling cost was netted out of Real Estate Owned. The net balance carried in our statements of condition at March 31, 2009 was $38 million.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents investment securities by level within the SFAS 157 valuation hierarchy as of December 31, 2008, for which a non-recurring change in fair value has been recorded in the fourth quarter. Securities only impaired in previous quarters, but not in the fourth quarter, were not carried at fair value at December 31, 2008.

	Fair Value Measurements as of December 31, 2008 Using
	Level 1	Level 2	Level 3
Assets:

Impaired HTM securities	$-	$-	$230
Impaired MPF loans	-	-	12

In accordance with the provisions of FSP FAS 115-1 and FSP FAS 115-2, held-to-maturity investment securities with a previous carrying amount of $2.3 billion were written down to their fair value of $1.4 billion in our statements of condition. This resulted in a gross OTTI charge of $990 million, from which a non-credit OTTI charge of $915 million was reclassified into AOCI, resulting in a net OTTI charge to earnings of $75 million for the first quarter of 2009. See Note 12 – Accumulated Other Comprehensive Income (Loss) for further discussion.

The carrying values and estimated fair values of our financial instruments at March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,120	$1,120	$130	$130
Federal Funds sold and securities purchased under agreements to resell	3,010	3,010	1,580	1,580
Trading securities	1,032	1,032	866	866
Available-for-sale securities	2,434	2,434	2,142	2,142
Held-to-maturity securities	14,596	14,625	16,595	15,728
Advances [1]	31,197	31,274	38,140	38,334
MPF Loans held in portfolio, net	29,825	30,506	32,087	32,553
Accrued interest receivable	317	317	367	367
Derivative assets	67	67	102	102

Total Financial Assets	$83,598	$84,385	$92,009	$91,802

Financial Liabilities
Deposits	$(1,352)	$(1,352)	$(757)	$(757)
Securities sold under agreements to repurchase	(1,200)	(1,235)	(1,200)	(1,243)
Consolidated obligations -
Discount notes	(31,195)	(31,202)	(29,466)	(29,480)
Bonds	(44,967)	(47,552)	(55,305)	(58,267)
Accrued interest payable	(609)	(609)	(567)	(567)
Mandatorily redeemable capital stock	(409)	(409)	(401)	(401)
Derivative liabilities	(972)	(972)	(1,067)	(1,067)
Subordinated notes	(1,000)	(1,012)	(1,000)	(1,083)

Total Financial Liabilities	$(81,704)	$(84,343)	$(89,763)	$(92,865)

[1]	Advances carried at fair value option: $0 million as of March 31, 2009 and $201 million at December 31, 2008.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Commitments and Contingencies

For further details on commitments and contingencies, see Note 24 on page F-48 in our 2008 Form 10-K.

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

The par value of outstanding consolidated obligations for the FHLBs was $1.135 trillion and $1.252 trillion at March 31, 2009 and December 31, 2008. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the FHFA.

Our other commitments at the dates shown were as follows:

	March 31, 2009	December 31, 2008
Standby letters of credit	$821	$857
MPF Xtra mortgage purchase commitments [1]	421	347
Standby bond purchase agreements	245	168
Unconditional software license renewal fees	7	8
Delivery Commitments for MPF Loans	2	-
Advance commitments	1	1
[1]	These are commitments outstanding to purchase MPF Xtra mortgage loans from our PFIs. We have a concurrent commitment to resell these loans to Fannie Mae.

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

	March 31, 2009	December 31, 2008
Assets-
Advances	$868	$1,150
Interest receivable - advances	4	4

Liabilities-
Deposits	43	17

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

	March 31, 2009	December 31, 2008
Liabilities-
Deposits	$7	$9

We hold deposits from other FHLBs which are used to pay various System committee expenses that are shared by all of the 12 FHLBs.

Other FHLBs participating in the MPF Program must make deposits with us to support their transactions in the program. These deposits are reported on our statements of condition within interest-bearing deposits, with the respective changes being recorded as financing activities on our statements of cash flows.

The following table summarizes transactions we had with other FHLBs as reported in the statements of income:

Three months ended March 31,	2009	2008
Other Income - MPF Program transaction service fees	$2	$1
Loss on extinguishment of debt transferred to other FHLBs	(5)	-

As the MPF Provider, we record transaction service fees for services provided to other FHLBs in the MPF Program. Transaction service fees are recorded in other, net on our statements of income.

We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. See Note 14 – Consolidated Obligations in our 2008 Form 10-K for more information.

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows, excluding the concurrent purchase of MPF Loans from our PFIs.

Three months ended March 31,	2009	2008
Investing activities
Purchase of MPF Loan participations from other FHLBs	$-	$(9)
Financing activities
Net change in deposits	(2)	(1)
Transfer of consolidated obligation bonds to other FHLBs	112	-

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; general economic and market conditions, including the timing and volume of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral securing advances to our members; changes in the value of and risks associated with our investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections; changes in our ability or intent to hold mortgage-backed securities to maturity; changes in mortgage interest rates and prepayment speeds on mortgage assets; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; changes in the financial health of our members; competitive forces, including the availability of other sources of funding for our members; changes to our capital structure from a new capital plan resulting from our submission to the Finance Board in response to the C&D Order; our ability to attract and retain skilled employees; changes implemented by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 or otherwise; the impact of new business strategies; our ability to implement business process improvements; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; instability in the credit and debt markets and the effect on future funding costs, sources and availability; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services, including new types of collateral used to secure advances; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules; and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in this Form 10-Q on page 78 and in our 2008 Form 10-K on page 23. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

Three months ended	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Selected statements of income data
Interest income	$788	$936	$935	$903	$998
Interest expense	644	839	883	881	967
Provision for credit losses	3	2	1	-	-

Net interest income	141	95	51	22	31
Non-interest income (loss)	(151)	(61)	10	(63)	(78)
Non-interest expense	29	34	28	33	31
Assessments	-	-	-	-	-

Net income (loss)	$(39)	$-	$33	$(74)	$(78)

Selected ratios and data - annualized
Net income (loss) to average assets	-0.17%	0.00%	0.14%	-0.33%	-0.35%
Return on average equity	-6.42%	0.00%	4.61%	-10.31%	-10.36%
Total average equity to average assets	2.67%	2.95%	3.09%	3.16%	3.42%
Non-interest expense to average assets	0.13%	0.14%	0.12%	0.15%	0.14%
Interest spread between yields on interest- earning assets and liabilities	0.54%	0.31%	0.09%	-0.05%	-0.01%

Net interest margin on interest-earning assets	0.64%	0.42%	0.23%	0.10%	0.14%

Dividends declared [1]	$-	$-	$-	$-	$-

Annualized dividend rate declared	0.00%	0.00%	0.00%	0.00%	0.00%

Dividend payout ratio [2]	0%	0%	0%	0%	0%
[1]	For further information regarding dividends, see Retained Earnings & Dividends on page 56.
[2]	The dividend payout ratio in this table equals the dividend declared in the quarter divided by net income for the same quarter.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Selected statements of condition data
Federal Funds sold and securities purchased under agreements to resell	$3,010	$1,580	$550	$7,265	$6,899
Investment securities	18,062	19,603	20,513	16,599	12,946
Advances	31,197	38,140	35,469	34,679	32,662
MPF Loans held in portfolio, net of allowance for loan losses	29,825	32,087	32,841	33,763	34,508
Total assets	83,750	92,129	91,369	92,827	87,596
Total consolidated obligations, net [1]	76,162	84,771	83,882	85,923	79,145
Total liabilities	82,298	89,842	88,478	90,034	84,692
Retained Earnings	734	540	540	507	581
Total capital	1,452	2,287	2,891	2,793	2,904

Other selected data
Regulatory capital and Designated Amount of subordinated notes	$4,498	$4,327	$4,279	$4,235	$4,282
Regulatory capital to assets ratio [2]	5.37%	4.70%	4.68%	4.56%	4.89%
All FHLBs consolidated obligations outstanding (par) [3]	$1,135,380	$1,251,542	$1,327,904	$1,255,475	$1,220,431
Number of members	814	816	819	825	831
Number of advance borrowers [4]	581	598	591	571	573
Headcount (full-time)	313	313	310	315	325
Headcount (part-time)	8	8	6	9	5
[1]	Total consolidated obligations, net, represents the consolidated obligations for which we are the primary obligor.
[2]	The regulatory capital to assets ratio is calculated as follows: regulatory capital plus the Designated Amount of subordinated notes divided by total assets.
[3]	We are jointly and severally liable for the consolidated obligations of the other FHLBs. See Note 14 – Consolidated Obligations on page F-24 in the 2008 Form 10-K.
[4]	Advance borrowers are members or former members that have an outstanding advance in the period.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

We recorded a net loss of $39 million for the first quarter 2009 compared to a net loss of $78 million for the first quarter 2008 resulting from improved net interest income being more than offset by the net impact of other-than-temporary impairment of $86 million on our private-label MBS and losses from derivative and hedging activities. Additional highlights from the quarter are as follows:

•	As committed early last year, we have changed several aspects of our approach to managing our balance sheet that have had a positive impact on net interest income.

•

Our first quarter results reflect the impact of global market developments and the increased role of the federal government. The focus on stabilizing the economy has caused mortgage rates to fall below 5% and has led to a proliferation of programs that have increased the sources and volume of liquidity available to our members.

•	We are in compliance with our regulatory capital requirements as of the filing date of this 10-Q report.

•

Total assets at March 31, 2009 were $83.8 billion, down from $92.1 billion at year-end 2008. Advances fell in response to lower demand due to increased funding alternatives for our members. Pay-downs of MPF Loans increased at an accelerated rate over the same period in 2008 as borrowers took advantage of the low-rate environment to refinance their mortgages. The fact that we are not acquiring new MPF Loans for our balance sheet has led to a need to acquire more floating-rate assets as part of an asset replacement strategy designed to minimize the effect of those pay-downs. Volumes of the MPF Xtra product have, however, benefited significantly from heightened refinancing activity.

Summary of Financial Results

Net interest income for the quarter ending March 31, 2009, was $141 million compared to $31 million in the first quarter of the previous year. We had anticipated an acceleration in the repayment of MPF Loans held in portfolio, as well as agency mortgage-backed securities, as the Federal government targeted lower mortgage rates as an integral component of the recovery plan. We experienced an increase in prepayments, resulting in the need to retire debt or replace assets. During the three months ended March 31, 2009, we called long-term debt that was eligible to be called, and replaced it with shorter-term, lower cost discount notes. We have also taken steps to replace mortgage assets with other floating rate investments. Since mid-2008, we have materially increased our investment in agency mortgage-backed securities, partially offsetting the income impact of a reduced MPF portfolio and pay-downs on mortgage-backed securities. This practice has been augmented to address increased prepayments. We expect that the focus on floating-rate instruments should, over time, reduce overall hedging costs.

Non-interest loss of $151 million more than offset the improved net interest income. The loss resulted from the net charge of $86 million on the other-than-temporary impairment of the investment portfolio and a loss of $72 million on derivatives and hedging activities.

We have elected to early-adopt the new accounting standards for reporting the other-than-temporary impairment on investments in accordance with the Financial Accounting Standards Board Staff Position published on April 9, 2009. In previous reporting, we took a charge against earnings for the entire difference between the carrying value of an impaired security and its estimated fair value. In the past, we highlighted the difference between the OTTI charge and our estimate of economic loss – the amount we estimated that we would have lost at the security’s maturity, due to insufficient cash flows.

The new methodology involves distinguishing between estimated credit losses (those due to cash shortfalls on the underlying securities) and non-credit losses (primarily the result of current market conditions). The anticipated credit loss is recognized in non-interest income; the non-credit loss reduces accumulated other comprehensive income. On January 1, 2009, we made a one-time adjustment to increase retained earnings by $233 million to reflect the adoption of FSP FAS 115-2. For the first quarter of 2009, our non-interest income (loss) included $86 million in credit losses on the portfolio and accumulated other comprehensive income (loss) included non-credit losses of $956 million. Retained earnings at March 31, 2009 were $734 million, up from $540 million at December 31, 2008. See Note 5 – Investment Securities to the financial statements for further details on our OTTI methodology.

We recorded losses on derivatives and hedging activities for the first quarter of 2009 of $72 million. Our derivative and hedging costs relate primarily to hedging our prepayment risk exposure associated with our mortgage assets, principally our MPF Loan portfolio. As expected, the low- rate environment during the first quarter resulted in higher costs of hedging the prepayment risks associated with our mortgage-related assets.

Advances fell $6.9 billion (18%) from $38.1 billion at year-end 2008 to $31.2 billion at the end of the first quarter of 2009, a reversal of the upward trend in advances over the course of 2008. We believe that this decrease

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

reflects the availability of liquidity through various federal government funding programs, members with excess cash-on-hand, an increase in availability of deposits to many of our members, and the overall decline in demand due to the slowing economy in the district. More than three-quarters of our members had advances outstanding at the end of the first quarter of 2009.

Total MPF Loans held in portfolio were $29.8 billion at March 31, 2009, a reduction of $2.3 billion (7%) from December 31, 2008 and down $4.7 billion from March 31, 2008.

Since the MPF Xtra product announcement in September 2008, approximately 160 FHLBC participating financial institutions (PFIs) have activated MPF Xtra master commitments and more than 85% of them have delivered MPF Loans. The rate environment in the first quarter prompted a ten-fold increase in the volume of MPF Loans sold through the MPF Xtra product, surpassing $1.3 billion to-date. Three other FHLBs now offer the product to their PFIs.

Member Credit

As the economy continues to impact our members, we are devoting significant resources to the dual goals of providing support to members most negatively impacted by the economy while mitigating the risk to total member capital. We have implemented a substantially improved collateral system that will yield both enhanced information and effectiveness for our members and ourselves once the initial challenges of adjusting to a new process are behind us. This is the first major change to collateral processing for many years and is necessary in order to more effectively monitor collateral in an increasingly complex environment and position ourselves to offer expanded collateral options to our members.

Focusing on a Capital Stock Conversion

Among our most critical initiatives is the stabilization of our capital base through obtaining approval of a new capital plan and the successful execution of a capital stock conversion. Not withstanding all of the other essential efforts underway at the Bank, we view the achievement of this goal as essential to normalizing our relationship with our members. We are focusing on the critical tasks that are prerequisite to this goal.

Financial Outlook

On May 15, Moody’s downgraded the Bank’s subordinated debt from Aa2 with negative outlook to A2 with stable outlook, reflecting their concerns about factors that have the potential to impact our short-term profitability. Moody’s further expressed concern that the Bank could violate its minimum total capital requirement. We have historically managed the Bank to maintain compliance with the minimum capital requirement and remain committed to do so in the future. We are currently operating at levels above that minimum.

In addition to improving net interest income, we continue to focus on non-interest expenses and operational improvements to improve our overall effectiveness. In addition to the continuing availability of liquidity through advances, the MPF Xtra product, and letters of credit, we know that our members’ priorities for us include the conversion of our capital stock, improvement in earnings, and the restoration of dividend payments. We are committed to achieving all of these goals, but we cannot predict precisely when they will be achieved.

We expect that our balance sheet will continue to be impacted by volatility in the financial markets. Further, we have experienced and anticipate further significant prepayments of our MPF and MBS assets. Although these assets have prepaid, in many cases the funding for these assets remains outstanding. As a result, we have implemented an asset replacement strategy focused on low credit risk, floating rate mortgage-backed and asset-backed investment classes with yields similar to those of the prepaid assets with a goal of maintaining positive spread to our current portfolio funding rates. Future OTTI charges are highly dependent on economic conditions and could increase in future quarters. In addition, our future results may be constrained by economic scenarios and political decisions outside of our control.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

	Three months ended March 31,
	2009	2008	Change
Interest income	$788	$998	-21%
Interest expense	644	967	-33%
Provision for loan losses	3	-	n/m

Net interest income	141	31	355%
Non-interest income (loss)	(151)	(78)	n/m
Non-interest expense	29	31	-6%
Assessments	-	-	n/m

Net income (loss)	$(39)	$(78)	50%

Net interest margin on interest-earning assets	0.64%	0.14%	0.50%

n/m = not meaningful

Increase (Decrease) in Net Interest Income Due to Changes in Volume/Rates

The following table details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, the change due to the combined volume/rate variance has been allocated to rate. The calculation is based on a comparison of average balances and rates for the three months ended March 31, 2009 versus March 31, 2008.

	For the three months ended March 31, 2009 versus 2008
Increase (decrease) in net interest due to	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$(14)	$(50)	$(64)
Total investments	90	(26)	64
Advances	22	(168)	(146)
MPF Loans held in portfolio	(46)	(18)	(64)

Total interest-earning assets	$52	$(262)	$(210)

Liabilities and Capital
Interest bearing deposits	$(1)	$(8)	$(9)
Securities sold under agreements to repurchase	-	(9)	(9)
Consolidated obligation discount notes	152	(247)	(95)
Consolidated obligation bonds	(179)	(31)	(210)
Mandatorily redeemable capital stock	-	-	-
Subordinated notes	-	-	-

Total interest-bearing liabilities	$(28)	$(295)	$(323)

Net interest income on interest-earning assets before allowance for credit losses	$80	$33	$113

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Average Balances/Net Interest Margin/Rates

The following table details the components of net interest income.

•

Contractual Interest and Yield/Rate are based on average amortized cost balances including premium and discount amortization of $15 million and $11 million on MPF Loans held in portfolio during the three months ended March 31, 2009 and 2008.

•

Total Interest and Effective Yield/Rate includes all other components of interest, including net interest payments or receipts on derivatives, SFAS 133 amortization, prepayment fees, and credit enhancement fees.

•	The impact on net interest income related to prior hedging activities is shown separately as SFAS 133 amortization.
•	Non-accrual MPF Loans held in portfolio are included in average balances used to determine the yield.
•	Average yield is computed using historical cost balances; yield information does not include changes in fair value that are reflected as a component of stockholders’ equity.

		Contractual Interest			Effective Yield/Rate
For the three months ended March 31, 2009	Average Balance	Income/ Expense	Yield/ Rate	Total Interest		SFAS 133 Amortization
Federal Funds sold and securities purchased under agreements to resell	$6,288	$3	0.19%	$3	0.19%	$-
Investments	19,596	228	4.65%	228	4.65%	-
Advances	34,115	251	2.94%	192	2.25%	(6)
MPF Loans held in portfolio	30,514	402	5.27%	365	4.78%	1

Total Interest Income	90,513	884	3.91%	788	3.48%	(5)

Deposits	1,022	-	0.00%	-	0.00%	-
Securities sold under agreements to repurchase	1,200	10	3.33%	10	3.33%	-
Consolidated obligation discount notes	33,878	36	0.43%	42	0.50%	6
Consolidated obligation bonds	49,725	579	4.66%	578	4.65%	10
Mandatorily redeemable capital stock	408	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.60%	14	5.60%	-

Total Interest Expense	87,233	639	2.93%	644	2.95%	16

Net interest margin on interest earning assets	$90,513	$245	1.08%	$144	0.64%	$(21)

Interest Spread			0.98%		0.53%

Average interest-earning assets to interest-bearing liabilities					103.76%

For the three months ended March 31, 2008
Federal Funds sold and securities purchased under agreements to resell	$7,883	$67	3.40%	$67	3.40%	$-
Investments	12,640	164	5.19%	164	5.19%	-
Advances	31,989	334	4.18%	338	4.23%	(3)
MPF Loans held in portfolio	34,194	453	5.30%	429	5.02%	1

Total Interest Income	86,706	1,018	4.70%	998	4.60%	(2)

Deposits	1,116	9	3.23%	9	3.23%	-
Securities sold under agreements to repurchase	1,200	19	6.33%	19	6.33%	-
Consolidated obligation discount notes	16,055	131	3.26%	137	3.41%	6
Consolidated obligation bonds	64,395	784	4.87%	788	4.89%	11
Mandatorily redeemable capital stock	109	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.60%	14	5.60%	-

Total Interest Expense	83,875	957	4.56%	967	4.61%	17

Net interest margin on interest earning assets	$86,706	$61	0.28%	$31	0.14%	$(19)

Interest Spread			0.14%		-0.01%

Average interest-earning assets to interest-bearing liabilities					103.38%

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

The increase in total net interest income was principally due to the following factors:

•

During the three months ended March 31, 2009, we continued to call, transfer or otherwise early-extinguish a portion of our longer-term, higher-rate debt in anticipation of an increase in mortgage asset prepayment activity. We replaced a portion of the aforementioned term debt through the issuance of shorter-term, lower yielding discount notes. As a result, we were able to take advantage of the steep yield curve environment in the short-term prior to the prepayment of our mortgage assets. For a discussion of how this funding strategy may impact us, see page 29 in the Risk Factors section of our 2008 Form 10-K.

The increase in net interest income was partially offset by the following:

•

We had an overall decline in interest income from advances in the first three months of 2009 compared to the same period in 2008. Although average advances outstanding increased between these periods, primarily due to increased member borrowing needs, this was more than offset by the distribution of advances outstanding that shifted significantly out of higher-yielding, longer-term advances into shorter-term, lower yielding advances. The amount of advance prepayment fees included in interest income was $3 million for the first quarter of 2009, compared to $12 million for the first quarter of 2008.

•

We hedge our duration and convexity profile by using a combination of derivatives placed in SFAS 133 hedge relationships. As our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain SFAS 133 hedge relationships were de-designated. This has resulted in SFAS 133 hedging adjustments of consolidated obligations, MPF Loans and amounts in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments continued to negatively impact our net interest income in the first quarter of 2009. Over the next three years, it is expected that an additional $9 million, $7 million, and $14 million in deferred hedging charges, totaling $30 million, will be recognized as a reduction to net interest income.

Non-Interest Income

Three months ended March 31,	2009	2008
Non-interest income (loss) -
Net impairment losses recognized in earnings	$(86)	$(33)
Trading securities	(9)	15
Sale of available-for-sale securities	19	-
Derivatives and hedging activities	(72)	(62)
Instruments held at fair value option	(1)	-
Early extinguishment of debt	(5)	-
Other, net	3	2

Total non-interest income (loss)	$(151)	$(78)

Other-Than-Temporary Impairment

During the first quarter of 2009, we recognized an OTTI charge on certain private-label MBS investments collateralized primarily by first-lien mortgages to subprime borrowers. The impairment charge is based upon the difference in the amortized cost basis of the MBS at March 31, 2009 and the present value of the cash flows expected to be received.

In estimating our expected credit loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor in our estimated future recovery of expected cash flows. See Note 5 – Investment Securities to the financial statements for further detail.

Derivatives and Hedging Activities

Non-interest income (loss) also includes net gains or losses from derivatives and hedging activities and net gains or losses on economically hedged trading securities. We hedge our duration and convexity profile by using a combination of derivatives placed in fair value, cash flow, or economic hedge relationships as defined under SFAS 133. We plan to continually evaluate our hedging policies and practices in an effort to minimize the negative impact on future earnings, while maintaining what we believe is a prudent approach to managing our market risk.

Our results from derivatives and hedging activities, and the change in fair value on our economically hedged trading securities, resulted in an $81 million loss for the three months ended March 31, 2009, as detailed below:

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

•

Fair value hedges of consolidated obligation bonds resulted in a net gain of $10 million. This ineffectiveness resulted from the difference in rate sensitivities between interest rate swaps used as hedges and the consolidated obligation bonds being hedged by those swaps.

•

We recorded a loss of $15 million hedging the duration and convexity of a portion of our MPF Loans as the value of options purchased to offset the embedded prepayment option decayed in value as the contractual term of the options expire.

Economic Hedges

•

Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration and convexity risks associated with a portion of our MPF Loan portfolio. Throughout 2008 and the first quarter of 2009, we called a large portion of our callable debt and relied more on the use of economic hedges with interest rate derivatives to hedge our MPF Loan portfolio. During the first quarter of 2009, interest rate volatility declined, this negatively impacted the value of some of these economic hedges, and resulted in a $66 million loss during the three months ended March 31, 2009, reversing a portion of the gains we recorded on these economic hedges in 2008.

•

A portion of our trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the changes in fair value on the trading securities. During the first quarter of 2009, we recognized unrealized losses on trading securities of $9 million and losses from the interest rate swaps hedging these securities of $1 million. The loss on trading securities was mainly due to the widening of spreads between LIBOR and government agency securities.

The following table summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss):

Three months ended March 31, 2009	Fair Value Hedges	Cash Flow Hedges		Economic Hedges	Total
Hedged Item -
Advances	$(1)	$-	$	*	$(1)
Consolidated obligations	10	2		(1)	11
Trading securities	-	-		(1)	(1)
MPF Loans	(15)	-		(66)	(81)
Delivery commitments on MPF Loans	-	-		*	*

Total derivatives and hedging activities	$(6)	$2		$(68)	(72)

Change in fair value on trading securities					(9)

Total					$(81)

Three months ended March 31, 2008		Fair Value Hedges	Cash Flow Hedges		Economic Hedges		Total
Hedged Item -
Advances	$	*	$-	$	*	$	*
Consolidated obligations		(12)	-		-		(12)
Trading securities		-	-		(20)		(20)
MPF Loans		(8)	-		(19)		(27)
Delivery commitments on MPF Loans		-	-		(3)		(3)

Total derivatives and hedging activities		$(20)	$-		$(42)		(62)

Change in fair value on trading securities							15

Total							$(47)

* less than $1 million

Early Extinguishment of Debt

During the first quarter of 2009, we extinguished a portion of our term debt in anticipation of the prepayment of our mortgage assets in a lower mortgage rate environment. We recognized a loss of $5 million on early debt extinguishments during the first quarter of 2009, which was offset by a gain of $6 million on the sale of AFS securities economically hedging the extinguished debt. We did not recognize any gains or losses on early debt extinguishment during the first quarter of 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months
For the periods ended March 31,	2009	2008
Non-interest expense -
Compensation and benefits -
Wages	$8	$9
Benefits	3	3
Incentive plans	3	2
Severance	-	2

Compensation and benefits	14	16

Professional service fees -
Merger related professional costs	-	*
Other professional consultant costs	2	2

Professional fees	2	2

Amortization and depreciation -
Software	4	4
Equipment	-	*
Leasehold improvements	-	1

Amortization and depreciation	4	5

Finance Board/Finance Agency and Office of Finance expenses	1	1

Other expense -
Occupancy costs	1	1
Office relocation costs	*	1
Other operating expenses	7	5

Other expense	8	7

Total non-interest expense	$29	$31

* less than $1 million

One of our short-term strategic objectives has been to reduce non-interest expenses, the largest of which is compensation and benefits. We have reduced total full-time and part-time staff to 321 employees as of March 31, 2009 from 330 at March 31, 2008. We incurred no severance costs for the first quarter 2009 compared to $2 million for the same period of 2008.

Assessments

AHP and REFCORP assessments are calculated as a percentage of income before assessments. For the first three months of 2009 we had a net loss. As a result, we recorded no assessments. This net loss can not be carried back and used as a credit against previous assessments paid.

We adopted FSP FAS 115-2 effective January 1, 2009. The initial effect of adoption was to recognize a cumulative effect adjustment to the opening balance of our retained earnings of $233 million. This adjustment had no impact on our AHP or REFCORP expense or accruals.

Statements of Condition

A summary of our statements of condition is shown in the following table. All comparisons in the following narrative in this section are March 31, 2009 to December 31, 2008 unless otherwise stated.

As of:	March 31, 2009	December 31, 2008	Change
Assets
Cash and due from banks	$1,120	$130	762%
Federal Funds sold	3,010	1,580	91%
Investment securities	18,062	19,603	-8%
Advances	31,197	38,140	-18%
MPF Loans held in portfolio, net	29,825	32,087	-7%
Other assets	536	589	-9%

Total assets	$83,750	$92,129	-9%

Liabilities and Capital
Consolidated obligation discount notes	$31,195	$29,466	6%
Consolidated obligation bonds	44,967	55,305	-19%
Other liabilities	5,136	4,071	26%
Subordinated notes	1,000	1,000	-

Total liabilities	82,298	89,842	-8%

Capital stock	2,355	2,386	-1%
Retained earnings	734	540	36%
Accumulated other comprehensive income (loss)	(1,637)	(639)	-156%

Total capital	1,452	2,287	-37%

Total liabilities and capital	$83,750	$92,129	-9%

Regulatory capital stock plus Designated Amount of subordinated notes	$3,764	$3,787	-1%

Cash and due from banks

We held excess cash of $1.1 billion directly at the Federal Reserve Bank at quarter-end due in part to liquidity management and a lack of favorable investment alternatives.

Federal Funds Sold and Securities Purchased under Agreements to Resell

We increased our outstanding Federal Funds sold and securities purchased under agreements to resell in order to maintain liquidity.

Investment Securities

Our investment securities balance decreased from December 31, 2008 to the end of the first quarter of 2009 as we recognized additional other-than-temporary impairments of MBS in our AFS and HTM portfolios. Our MBS also experienced paydowns which were not fully replaced through the purchases of new MBS.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our investment securities by issuer with a carrying value exceeding 10% of our total capital.

Issuer as of March 31, 2009	Carrying Value	% of Capital	Market Value
Fannie Mae	$8,667	597%	$8,971
Freddie Mac	5,755	396%	5,917
Structured Adjustable Rate Mortgage Loan Trust SARM 2006-2	254	17%	254
All Others	3,386	233%	2,949

Total Investments	$18,062		$18,091

Advances

The following table sets forth the outstanding par amount of advances of the largest five advance borrowers:

	Five Largest Advance Borrowers
As of	March 31, 2009		December 31, 2008
	Par	%	Par	%
Bank of America [1]	$4,201	14%	$4,416	12%
M & I Marshall & Ilsley Bank	2,601	8%	2,600	7%
Harris National Association	2,375	8%	2,375	6%
State Farm, F.S.B.	2,160	7%	n/a	-
PNC Financial Services Group, Inc. [2]	1,343	4%	n/a	-
One Mortgage Partners Corp. [3]	n/a	-	2,900	8%
Associated Bank, National Association	n/a	-	2,718	7%
All Other Members	17,984	59%	22,521	60%

Total advances at par	$30,664	100%	$37,530	100%

n/a Was not in the top five list for the date indicated.

[1]

Formerly LaSalle Bank, N.A., became ineligible for membership due to an out-of-district merger into Bank of America, N.A. effective October 17, 2008. Its outstanding advances are payable per the original contract terms.

[2]

Formerly MidAmerica Bank, FSB, became ineligible for membership due to an out-of-district merger into National City Bank, effective February 9, 2008. Effective December 31, 2008, National City Corporation merged into PNC Financial Services Group, Inc. Its outstanding advances are payable per the original contract terms.

[3]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

We have experienced a substantial paydown of advances by our members. As of March 31, 2009, our advances declined by $6.9 billion par value, or 18% from December 31, 2008, primarily due to paydowns of $4 billion related to maturing term advances of two members and one former member that were not renewed. This trend may continue as former members repay outstanding advances that mature and government lending programs cause other members to diversify away from our advance products and into other sources of liquidity. See Product Offerings – Competition on page 8 in our 2008 Form 10-K.

Collateral Pledged to the U.S. Treasury

As of March 31, 2009, we provided the U.S. Treasury with a listing of eligible advance collateral totaling $20 billion, which would allow maximum borrowings of $17 billion under the secured lending facility as further described under Government Sponsored Enterprise Credit Facility in our 2008 Form 10-K on page 58.

MPF Loans

Effective August 1, 2008, we no longer enter into master commitments to acquire MPF Loans for investment (except for non-material amounts of MPF Loans to support affordable housing that are guaranteed by RHS or insured by HUD). Prepayments and principal paydowns of existing MPF Loans account for the decline in the first quarter.

On September 23, 2008, we announced the MPF Xtra product which provides our members with access to the secondary mortgage market without increasing the market risk of holding new mortgages on our balance sheet as further discussed in Credit Risk-MPF Loans on page 69 of this Form 10-Q.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize MPF Loans held in portfolio by product and property type:

As of March 31, 2009	Medium Term [1]	Long Term [2]	Total
MPF Program type -
Conventional loans - Original MPF	$1,487	$3,381	$4,868
MPF 100	1,479	2,715	4,194
MPF 125	278	628	906
MPF Plus	5,820	9,689	15,509
Government loans	219	3,720	3,939

Total par value of MPF Loans	$9,283	$20,133	29,416

Agent fees, premium (discount)			134
Loan commitment basis adjustment			(15)
SFAS 133 hedging adjustments			295
Receivable from future performance credit enhancement fees			3
Allowance for loan loss			(8)
Total MPF Loans, net			$29,825

As of December 31, 2008	Medium Term [1]	Long Term [2]	Total
MPF Program type -
Conventional loans - Original MPF	$1,639	$3,967	$5,606
MPF 100	1,608	3,100	4,708
MPF 125	304	725	1,029
MPF Plus	6,106	10,105	16,211
Government loans	230	3,861	4,091
Total par value of MPF Loans	$9,887	$21,758	31,645
Agent fees, premium (discount)			150
Loan commitment basis adjustment			(16)
SFAS 133 hedging adjustments			311
Receivable from future performance credit enhancement fees			2
Allowance for loan loss			(5)
Total MPF Loans held in portfolio, net			$32,087
[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.

Property Type	March 31, 2009	December 31, 2008
Single Family Residence	89%	89%
Two to Four Unit Property	1%	1%
Condominium	4%	4%
Planned Urban Development	6%	6%
Total by property type	100%	100%

The following tables summarize information related to our net premium (discount) and SFAS 133 cumulative basis adjustments on MPF Loans:

Three months ended March 31,	2009	2008
Net premium amortization expense	$15	$11
Net amortization expense (income) of closed basis adjustments	(1)	(1)

As of	March 31, 2009	December 31, 2008
Net premium balance at period-end	$135	$150
Cumulative basis adjustments on MPF Loans [1]	282	295
Cumulative basis adjustments closed portion	(36)	(4)
MPF Loans, par balance	$29,416	$31,645
Premium balance as a percent of MPF Loans	0.46%	0.47%
[1]	Cumulative basis adjustment on MPF Loans includes SFAS 133 hedging adjustments, loan commitment basis adjustments, and anticipated credit enhancement fees.

Most MPF Loans held in portfolio on our balance sheet carry a premium or discount because market interest rates changed from the time a homeowner locked in a rate with our PFI and the time the PFI locked in a delivery commitment with us. In addition, borrowers typically elected to pay a higher than market rate on their mortgage loans in exchange for a reduction in up-front loan origination points, fees and other loan costs. As a result, MPF Loans were typically purchased at a net premium.

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

If interest rates increase, prepayments on MPF Loans tend to decrease because borrowers are less likely to refinance their existing mortgage loans at a higher interest rate. The inverse is true in a falling rate environment because it becomes more economical for borrowers to refinance their existing mortgage loans. However, in a tightened credit market, borrowers might not be able to refinance even if rates were to go down. As a result, we closely monitor our net premium position and SFAS 133 hedging adjustments. In the first quarter, long-term mortgage rates declined significantly compared to 2008, resulting in a greater rate of prepayment activity. Future prepayments rates are dependent on future interest rates, which we can not predict.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to changes in fair value of MPF Loans hedged under SFAS 133.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Other assets

Other assets declined primarily due to reduced amounts of interest receivable, a result of both a decline in interest-earning assets outstanding and declining interest rates.

Deposits

Although we accept several types of deposits from our customers including demand, overnight, and term deposits, we accept these deposits primarily for the operational convenience of our customers and we do not rely on deposits as a significant source of funding. Our customers temporarily increased their deposits with us at quarter end compared to year end.

Securities sold under agreements to repurchase

These securities were purchased in 2001 and 2002, and are scheduled to mature in 2011 and 2012. We have not acquired or sold any of these securities in the interim.

Consolidated Obligation Bonds and Discount Notes

Due to higher long-term funding costs, the market’s demand for high quality, short-term investments, and our anticipation of significant prepayment activity on our mortgage assets we have not funded a significant amount of our assets through the issuance of long-term consolidated obligation bonds. Except for relatively minimal amounts, maturing consolidated obligation bonds were replaced with discount note issuances.

Other Liabilities

Other liabilities increased, mostly due to $520 million of investment securities which were purchased but not yet settled as of March 31, 2009. We did not have any unsettled securities at December 31, 2008.

Based on the financial results for the three month period ended March 31, 2009, we have not accrued any additional AHP liability. Amounts currently accrued but not awarded will be awarded in the remainder of 2009 and beyond. Based on the financial results for the three month period ended March 31, 2009, we have also not accrued a liability for REFCORP.

Subordinated Notes

We continue to have $1 billion of subordinated notes outstanding which are scheduled to mature on June 13, 2016.

Total Capital

See Capital Resources starting on page 55 for a detailed analysis of the changes in our total capital, which decreased $835 million from December 31, 2008 to March 31, 2009.

Liquidity, Funding, & Capital Resources

Liquidity Measures

We are required to maintain liquidity in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors. See Liquidity, Funding, & Capital Resources on page 57 in our 2008 Form 10-K for a detailed description.

We use three different measures of liquidity as follows:

Overnight Liquidity – For the first quarter of 2009, our policy required us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of March 31, 2009 our overnight liquidity was $5.6 billion, or 6.6% of assets, giving us an excess liquidity of $2.6 billion.

Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2009, we had excess liquidity of $26.5 billion to support member deposits.

Contingency Liquidity - The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $8.6 billion as of March 31, 2009.

In addition to the liquidity measures discussed above, the FHFA provided additional guidance, effective March 6, 2009, requiring all 12 FHLBs to maintain liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. As a result of this new guidance, we are funding overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 24 in the Risk Factors section of our 2008 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity & Funding

Sources of Funding

During the reporting period ending March 31, 2009 our operating activities provided net cash flows of $104 million compared to $261 million provided during the reporting period ending March 31, 2008. The net cash flows provided were positive in spite of the fact we had a net loss of $39 million and $78 million for the period ending March 31, 2009 and 2008 respectively, because a significant amount of our losses, such as OTTI charges, represent non-cash items. For the period ending March 31, 2009, our net cash provided by investing activities of $8.8 billion reflects the decline in outstanding advances for the quarter and pay downs related to MPF Loans offset by an increase in purchase of trading securities and available-for-sale investment securities. Our net cash used in financing activities of $7.9 billion highlights our ongoing shift from longer term consolidated obligation bonds to shorter term discount notes resulting from the increased cost of issuing longer term debt in the distressed economic environment experienced during the quarter.

For further discussion of our sources of funding, see Sources of Funding on page 60 in our 2008 Form 10-K and for details of our consolidated obligations, see Note 9 – Consolidated Obligations to the financial statements in this Form 10-Q.

The following table summarizes the consolidated obligations at par value of the FHLBs and those for which we are the primary obligor:

	Bonds	Discount Notes	Total
March 31, 2009 (par value)
FHLB System	$727,667	$407,713	$1,135,380
FHLB Chicago as primary obligor	44,981	31,224	76,205
As a percent of the FHLB System	6%	8%	7%

December 31, 2008 (par value)
FHLB System	$810,424	$441,118	$1,251,542
FHLB Chicago as primary obligor	55,137	29,484	84,621
As a percent of the FHLB System	7%	7%	7%

During the first quarter 2009, the ongoing credit crisis that commenced in mid- 2007 continued to affect our funding market access and funding costs. Market participants remained cautious about the creditworthiness of trade counterparties, which continued to curtail market liquidity. In addition, prior to the FASB’s early second quarter release of guidance intended to provide clarity to investors about credit and non-credit components of other-than-temporary-impairment of securities, ongoing uncertainty with regard to the magnitude of future write-downs of mortgage-related holdings on the books of the commercial banks and securities dealers continued to influence the degree to which counterparties were willing to extend unsecured credit to each other.

As economic conditions continued to deteriorate in the first quarter and credit conditions remained tight, many investors maintained a defensive posture toward both credit and spread risk with a preference for shorter-term, higher-quality investments. During the first quarter of 2009, investor demand remained strong for short-term, high-quality debt, including that of the FHLB System, and we issued short-term discount notes in order to meet this demand. As a result, our short-term funding costs remained relatively low as discount notes continued to trade at lower rates relative to LIBOR. For a discussion of how we may be adversely impacted by a significant disruption in the short-term debt markets or continuing to fund longer-term assets with short-term liabilities, see page 29 of the Risk Factors section in our 2008 Form 10-K.

In contrast, during the first quarter, longer-term funding remained expensive as dealer and investor appetite for long-term FHLB debt remained low. In late November 2008, the Federal Reserve Board (Federal Reserve) announced and commenced an initiative to purchase up to $100 billion of the debt of the housing GSEs, including the FHLBs. In March 2009, the Federal Reserve announced it would purchase up to an additional $100 billion in debt issued by the housing GSEs, increasing its total purchase authority to a total of up to $200 billion since the inception of this program. This initiative has led to a substantial improvement in FHLB term debt pricing, particularly in lower funding costs for FHLB debt with a term to maturity of 5 years or less. To date, the Federal Reserve purchases of FHLB debt have centered on global bond issuances, as further described below.

Other U.S. government responses to the economic recession have tended to create a market perception that FHLB System debt would not receive the same level of federal government support as other GSE debt obligations may, causing yield spreads for long-term FHLB System debt to remain elevated compared to historical norms. For example, the FDIC’s Temporary Liquidity Guarantee Program is a program designed to assist commercial banks in issuing debt under which the FDIC guarantees certain unsecured obligations of banks and other financial institutions and is backed by the full faith and credit of the United States. For further discussion of the possible impacts on us of other recent U.S. government actions, see Risk Factors on page 23 in our 2008 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

In January 2009, the FHLB System, through the Office of Finance, implemented a scheduled monthly issuance of global bullet consolidated bonds. As part of this process, management from each FHLB will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBs’ orders do not meet the minimum debt issue size, each FHLB receives an allocation of proceeds equal to the larger of the FHLB’s commitment or the ratio of the individual FHLB’s capital to total capital of all of the FHLBs. If the FHLBs’ commitments exceed the minimum debt issue size, then the proceeds are allocated based on actual commitment amount. The FHFA and Secretary of the Treasury have oversight over the issuance of FHLB debt through the Office of Finance. The FHLBs can, however, pass on any scheduled calendar slot and decline to issue any global bullet consolidated bonds upon agreement of 8 of the 12 FHLBs. During the first quarter of 2009, the FHLB System issued a total of $9.5 billion in fixed-rate bonds with maturities of two and three years under this calendar-date mandated global bond process, of which we were mandatorily allocated $160 million. If additional bonds are mandatorily allocated to us under this process going forward, it may negatively impact our funding strategies and costs.

During the first quarter of 2009, we called $7 billion of high-cost debt as interest rates remained at low levels. As a source of funding for our MPF Loan portfolio, which continues to decrease, we did not replace this debt with similar callable debt. Overall, FHLB System debt outstanding continued to shrink during the first quarter of 2009, as large amounts of discount notes and consolidated obligation bonds matured or were called during this timeframe. We actively managed our funding and liquidity position during this time to minimize any negative impact to our funding costs that could result from the rollover of large amounts FHLB System debt.

In addition to the sources of liquidity discussed above, in September 2008, the Treasury established a lending facility designed to provide secured funding on an as needed basis to the housing GSEs, including the FHLBs, as further discussed in Government Sponsored Enterprise Credit Facility on page 58 in our 2008 Form 10-K. As of March 31, 2009, we have not drawn on this facility and we have no immediate plans to access funding through this facility.

Based upon our excess liquidity position described above under Liquidity Measures and the liquidity available to us under our Lending Agreement with the Treasury, we anticipate remaining in compliance with our liquidity requirements.

Capital Resources

For a description of our current capital rules, see Current Capital Rules on page 64 in our 2008 Form 10-K.

The following table reconciles our capital stock reported for regulatory purposes to the amount of capital reported in our statements of condition for the periods presented. Mandatorily Redeemable Capital Stock (MRCS) is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

	March 31, 2009		December 31, 2008
	$	%	$	%
Bank of America, N.A. [1]	$230	8%	$230	8%
One Mortgage Partners Corp. [2]	172	6%	172	6%
PNC Financial Services Group, Inc. [3]	146	5%	146	5%
Harris National Association	140	5%	140	5%
M&I Marshall & Isley Bank	135	5%	n/a	-
Associated Bank, NA	n/a	-	146	5%
All other members	1,941	71%	1,953	71%

Total regulatory capital stock	2,764	100%	2,787	100%

Less MRCS	(409)		(401)

Capital stock	2,355		2,386
Retained earnings	734		540
Accumulated other comprehensive income (loss)	(1,637)		(639)
Total capital	$1,452		$2,287

Regulatory capital stock	$2,764		$2,787
Designated Amount of subordinated notes	1,000		1,000
Regulatory capital stock plus Designated Amount of subordinated notes	3,764		3,787
Retained earnings	734		540
Regulatory capital plus Designated Amount of subordinated notes	$4,498		$4,327

Voluntary capital stock	$977		$718

n/a Was not in the top five list for the date indicated.

[1]

Formerly LaSalle Bank, N.A., became ineligible for membership due to an out-of-district merger into Bank of America, N.A. effective October 17, 2008. Its capital stock was reclassified to MRCS at that time.

[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]

Formerly MidAmerica Bank, FSB, became ineligible for membership due to an out-of-district merger into National City Bank, effective February 9, 2008. Its capital stock was reclassified to MRCS at that time. Effective December 31, 2008, National City Corporation merged into PNC Financial Services Group, Inc.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except as discussed below. As of April 30, 2009, the Deputy Director has denied requests to redeem capital stock totaling $19 million, in connection with 12 membership withdrawals or other membership termination. We cannot predict when we will be permitted to resume such capital stock repurchases or redemptions.

On July 24, 2008, the Finance Board amended the C&D Order to allow us to redeem a member’s capital stock which becomes excess capital stock above a member’s capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to certain conditions. During the first quarter of 2009, we redeemed $85 million in excess capital stock (reclassified as a liability to mandatorily redeemable capital stock on the statements of condition prior to redemption) as permitted by the amendment to the C&D Order. For further discussion of how a member’s capital stock floor is set, see Current Capital Rules on page 64 in our 2008 Form 10-K.

Total capital decreased for the first quarter 2009 due to the following reasons:

•	Capital stock decreased primarily due to excess capital stock redemptions above a member’s capital stock floor as they paid down advances during the quarter.

•

Although retained earnings increased due to the adoption of FSP FAS 115-2 effective January 1, 2009, this increase was more than offset by an increase in the loss in AOCI, also a result of the adoption of the new FSP. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements and Critical Accounting Policies and Estimates on page 57 in this Form 10-Q for a detailed description of this change in accounting policy and estimate.

•	Total capital also decreased due to the loss in net income for the quarter of $39 million.

The mandatorily redeemable capital stock balance of $409 million at March 31, 2009 consists of capital stock for 24 members that have requested withdrawal of membership or otherwise terminated their membership, primarily due to out-of-district mergers.

From April 1, 2009 through April 30, 2009, we received three notices of membership withdrawals. As a result, capital stock totaling $17 million was reclassified as MRCS. We did not receive any notices of out-of-district mergers or other membership terminations during April 2009.

Minimum Regulatory Capital Requirements

For a description of our minimum regulatory leverage and other capital requirements, see Note 11 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements. As of the date of this filing, we are in compliance with our regulatory leverage and other capital requirements.

GLB Act Requirements

We are required under the Gramm-Leach Bliley Act (GLB Act) to adopt a new capital plan. In an environment of significant market and earnings uncertainty, we remain committed to implementing a capital conversion plan, but cannot at this time predict when that conversion will occur. We are focusing on the critical tasks that are prerequisites to this goal, such as developing a revised capital plan, and a retained earnings and dividend policy for submission to our regulator.

We anticipate that our new capital plan will provide for the conversion of our current capital stock to one or more classes of Class B capital stock with a five-year redemption period consistent with the requirements of the GLB Act. We cannot predict how an approved capital plan may impact members who have submitted withdrawal notices and not yet withdrawn from membership or former members that continue to hold capital stock. For a description of our capital requirements under the GLB Act, see GLB Act Requirements on page 65 of our 2008 Form 10-K. For a discussion of potential changes to our members’ rights under a new capital plan, see page 25 of the Risk Factors section of our 2008 Form 10-K.

Retained Earnings & Dividends

Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the Deputy Director. Although we currently have in effect a Retained Earnings and Dividend Policy, the policy has been effectively superseded by our regulatory requirements.

In addition to the restrictions under the C&D Order, we may not pay dividends if we fail to satisfy our liquidity requirements under the FHLB Act and FHFA regulations. See Liquidity Measures on page 57 in our 2008 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Due to our net loss in the first quarter of 2009, we did not retain earnings or declare dividends. In an environment of significant market and earnings uncertainty, we remain committed to implementing a capital plan conversion as a crucial first step in restoring our ability to pay a dividend. See GLB Act Requirements on page 56. We cannot predict when that conversion may occur or when we may resume paying dividends. For a summary of our dividends for the past five quarters, see Selected Financial Data on page 42.

On April 9, 2009, the FASB released FSP FAS 115-2, which amended the OTTI guidance for investment securities classified as available-for-sale and held-to-maturity. We adopted FSP FAS 115-2 effective January 1, 2009. The initial effect of adoption was to recognize a cumulative effect adjustment increasing beginning retained earnings by $233 million. In addition, we recorded an offsetting cumulative effect adjustment to the beginning balance of AOCI of $56 million related to the non-credit OTTI portion of AFS securities and $177 million related to the non-credit OTTI portion of HTM investment securities. These adjustments also impacted our regulatory capital levels and ratios as of January 1, 2009. Regulatory capital increased from $4.327 billion to $4.560 billion and our regulatory capital ratio increased from 4.70% to 4.95%.

Credit deterioration may continue to negatively impact our MBS portfolio. We believe that future impairments of the MBS portfolio are likely, but cannot predict the impact such impairments may have on our retained earnings and capital position. See page 32 of the Risk Factors section of our 2008 Form 10-K.

As of March 31, 2009, we had retained earnings of $734 million.

Accumulated Other Comprehensive Income

The net unrealized loss in AOCI increased by $998 million during the first quarter of 2009. This increase primarily resulted from the impact of the adoption of FSP FAS 115-2 effective January 1, 2009. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations. For a description of this change in estimate refer to Critical Accounting Policies and Estimates below in this Form 10-Q.

Off-Balance Sheet Arrangements

We meet the scope exception for Qualifying Special-Purpose Entities under FIN 46-R, and accordingly, do not consolidate our investments in the MPF Shared Funding securities. Instead, the retained MPF Shared Funding securities are classified as HTM and are not publicly traded or guaranteed by any of the FHLBs. We do not have any other involvement in special purpose entities or off-balance sheet conduits. For further discussion on Off-Balance Sheet Arrangements see page 67 in our 2008 Form 10-K.

Contractual Cash Obligations

For additional information on Contractual Cash Obligations see page 68 in our 2008 Form 10-K. Also see Note 15 – Commitments and Contingencies. We have not experienced any material changes in contractual cash obligations.

Critical Accounting Policies and Estimates

See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements for the impact of recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment (OTTI)

We adopted FSP FAS 115-2 effective January 1, 2009 as discussed in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements, and the FHFA guidance discussed below. FSP FAS 115-2 requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments.

The initial effect of adoption was to recognize a cumulative effect adjustment to the opening balance of our retained earnings of $233 million. The cumulative effect on retained earnings was calculated using FASB Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan an Amendment of FASB Statements No. 5 and 15 (SFAS 114). This adjustment had no impact on our AHP or REFCORP expense or accruals. In addition, we recorded a cumulative effect adjustment to the opening balance of

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

AOCI of $56 million related to the non-credit OTTI portion of AFS securities and $177 million related to the non-credit OTTI portion of HTM investment securities. If we had not early adopted FSP FAS 115-2, we would have recognized the entire OTTI amount of $1.042 billion in our net income (loss) for the period ending March 31, 2009 rather than the $86 million loss we recognized. As a result of the adoption of FSP FAS 115-2, $956 million of non-credit related OTTI was recorded in AOCI that otherwise would have been reported as a reduction in net income under the prior guidance. It should be noted that this comparison is limited to the change in accounting principle with respect to the amount of OTTI recognized in the statements of income. See Note 5 – Investment Securities for further details

We apply a three step process to determine and account for OTTI for our AFS and HTM investment securities on a quarterly basis. This process is summarized below.

Step 1 – OTTI Assessment

We assess impairment on each individual AFS or HTM investment security. Under Step 1, an AFS or HTM investment security is considered impaired if its fair value is less than its amortized cost. If an AFS or HTM investment security is assessed as impaired, then Step 2 is applied to determine if impairment recognition is appropriate.

Step 2 – OTTI Recognition Determination

Determination of whether losses are other-than-temporary often involves estimating the outcome of future events. Accordingly, judgment is required in determining whether factors exist that indicate an OTTI loss has been incurred at the end of the reporting period. These judgments are based on subjective as well as objective factors, including knowledge and experience about past and current events and assumptions about future events.

We consider OTTI to have been occurred under the following circumstances:

•	If we decide to sell the investment security and its fair value is less than its amortized cost.

•	If, based on available evidence, we believe it is more likely than not that we will sell the investment security before the recovery of its amortized cost basis.

•

If we do not expect to recover the entire amortized cost basis of the investment security. This occurs when the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In determining whether a credit loss exists, we use our best estimate of the present value of cash flows expected to be collected from the investment security. We define cash flows expected to be collected as cash flows that we are likely to collect after a careful assessment of all available information. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.

Commencing with the first quarter of 2009, the FHFA provided us and the other 11 FHLBs guidance on the process for determining OTTI. For a description of the FHFA guidance, see Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

For the period ending March 31, 2009, we have completed our OTTI analysis and made our impairment determination utilizing the risk model and loan performance data source specified in the FHFA guidance as well as the key modeling assumptions provided by the FHLB San Francisco, and the key modeling assumptions that we developed for sub-prime private-label MBS.

For our private-label MBS, we analyzed all of the securities with adverse risk characteristics as of March 31, 2009. The adverse risk characteristics used in selecting each of these securities for further analysis included:

•	the magnitude of the security’s estimated fair value discount as a percentage of the security’s carrying value;

•	adverse rating agency actions on the security, including negative watch and/or downgrade; and

•

a variety of criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses, the ratio of seriously delinquent loans to credit enhancement, and cumulative losses to date.

For each of the selected securities, we performed a cash flow analysis using models that project prepayments, default rates, and loss severities on the collateral supporting our security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. A significant input to the model is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, there was continued deterioration in the credit quality of the collateral. If our analysis does not support a present value of cash flows expected to be collected that is equal to or greater than the amortized cost basis of the private-label MBS, we recognize OTTI.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Step 3 – OTTI Accounting

Fair Value Write-Downs

If an OTTI has been incurred and we decide or are required to sell the investment security, we account for the investment security as if it had been purchased on the measurement date of the OTTI. Specifically, the investment security is written down to fair value which becomes its new amortized cost basis, any deferred amounts related to such securities are written off, and the entire realized loss is recognized in non-interest income (loss). The new amortized cost basis is not changed for subsequent recoveries in fair value. For investments we continue to hold, a new accretable yield is calculated on the impaired security. This is used to calculate the amortization to be recorded into income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. This is also re-evaluated quarterly. In addition, we subsequently apply EITF 99-20, as amended by EITF 99-20-1 and FSP FAS 115-2. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations - FSP FAS 115-2 and Note 5 – Investment Securities to the financial statements for further details. Subsequent non-OTTI-related increases and decreases (if not an additional OTTI) in the fair value of AFS securities will be included in AOCI.

Credit Loss Only Write-Downs

We account for the OTTI investment security as if the investment security had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI related to credit losses recognized in non-interest income (loss). The amount of the total OTTI related to the credit loss is recognized in non-interest income (loss). The amount of the total OTTI related to other factors is recognized in AOCI. However, the total OTTI is presented gross in our statements of income, which includes both credit and non-credit losses, and net of the non-credit loss amount of the total OTTI that is recognized in AOCI. The new amortized cost basis is not changed for subsequent recoveries in fair value. As of the measurement date, a new accretable yield is calculated on the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. This is also re-evaluated quarterly. Additionally, the OTTI recognized in AOCI for investment securities classified as HTM are accreted from AOCI to the amortized cost of the investment security over the remaining life of the investment security in a prospective manner on the basis of the amount and timing of future estimated cash flows. That accretion increases the carrying value of the investment security and continues until we sell the investment security, it matures, or there is additional OTTI recognized into earnings.

For OTTI occurrences subsequent to the initial occurrence, we apply EITF 99-20, as amended by EITF 99-20-1 and FSP FAS 115-2, to determine the credit loss amount. In this regard, there is no change in the manner in which we estimate cash flows expected to be collected; however, the cash flows expected to be collected are discounted using a rate equal to the current yield used to accrete the investment security. Subsequent non-OTTI-related increases and decreases (if not an additional OTTI) in the fair value of AFS securities will be included in AOCI.

For the period ending March 31, 2009, we have completed our OTTI analysis for our AFS and HTM portfolios and made our impairment determination utilizing the risk model and loan performance data source specified in the FHFA guidance as well as the assumptions provided by the FHLB San Francisco for private-label MBS (excluding subprime private-label MBS) and the assumptions that we developed for subprime private-label MBS.

For the period ending March 31, 2009, we recognized total OTTI of $1.042 billion with an offset amount of $956 million recorded to AOCI. Included in the net credit loss amount recognized for the three months ended March 31, 2009, was $15 million of realized losses from AOCI that relates to OTTI on HTM securities that were transferred from the AFS portfolio during 2008.

We recognized credit losses into earnings of $75 million and $11 million on HTM and AFS private-label MBS respectively that were in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. The non-credit loss related to these HTM and AFS securities of $915 million and $41 million respectively were recognized in AOCI since we do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. We recognized no OTTI charges on the remaining HTM and AFS private-label MBS in unrealized loss positions since we expect to recover the entire amortized cost basis and we do not intend to sell or believe it is more likely than not that we will be required to sell these securities prior to recovering their amortized cost basis. Further, we increased the carrying value of impaired HTM securities during the period ending March 31, 2009 by $11 million relating to amortization of the non-credit OTTI in AOCI.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations - FSP FAS 115-2 and Note 5 – Investment Securities to the financial statements for further details regarding Step 3 in determining whether to take an OTTI charge and the significant inputs used to calculate the amount of OTTI.

SFAS 157 Fair Value

Also see Note 14 – Estimated Fair Value to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

On April 9, 2009, the FASB released FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly, (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement 157, Fair Value Measurements, (SFAS 157) when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that despite significant decreases in volume and level of activity and regardless of the valuation technique(s) used for the asset or liability, the fair value measurement stays the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

We adopted FSP FAS 157-4 effective January 1, 2009. FSP FAS 157-4 had no effect on our financial statements at the time of adoption. Specifically, we believe that the guidance in FSP FAS 157-4 further supports our view that current transaction prices should be given little weight when measuring the fair value of our private-label MBS portfolio with vintages between 2005 and 2007. As a result, we continue to use internal pricing models to value our private-label MBS portfolio with vintages between 2005 and 2007. We believe these models are more representative of fair values then their values provided by third-party pricing services. Specifically, we believe that the ongoing credit deterioration in the mortgage market, in combination with the large price variability between third-party pricing services across prime, subprime and Alt-A sectors, a widening of bid-ask spreads, low volume and evidence of distressed sales, supports the continued use of our internal models to determine the fair value of our private-label MBS for these vintages. Our internal models use an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.

Internal models were used for these instruments because there has been a specific review of the projected underlying cash flows, including loss severity, roll-rates and default rates for which we are able to refine our estimate of fair value to reflect a situation whereby an active market existed at the balance sheet date. The internally modeled values reflect our expectations of cash flows expected to be collected after accounting for appropriate non-performance and liquidity risk premiums existing in the current market.

We believe the most relevant inputs to measuring the fair value of these instruments are default rates, loss severity and delinquency trends. Inputs are determined based on relative value analysis, which incorporates comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX. The ABX is an index that tracks the performance of subprime residential mortgage bonds. The methodology utilized to determine our non-performance, prepayment, and liquidity risk assumptions is described below.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Implied Spread used to Value 2005-2007 Prime Portfolios

There is no traded index (e.g., ABX indices) for prime securities. The majority of securities in our portfolio were originated in 2006. The implied spread used for these securities was based on comparable spreads obtained or observed from dealers and third parties.

The estimated fair value determined by us, our pricing services, and the estimated fair value range we considered for our prime, subprime and Alt-A investment securities that are carried at fair value at March 31, 2009 in our financial statements, either on a nonrecurring or recurring basis, are as follows:

		Range of pricing
	Estimated	service values
Vintage	Fair Value	Min	Max
2005 HTM - Non-Recurring	$29	$30	$31
2006 AFS - Recurring	87	67	146
2006 HTM - Non-Recurring	1,315	1,231	1,646

Total	$1,431	$1,328	$1,823

Use of Pricing Services

We obtain information from a third-party pricing service to value our investment securities and we use an additional third-party pricing service as a validation of our fair values; however, as discussed above, we did not use our pricing service’s fair values for a portion of our private-label MBS portfolio at March 31, 2009. For those securities which we valued using our pricing service, we did not make any adjustments to these estimated fair values. Outlined below are the estimated fair values by investment type and fair value hierarchy level:

Investment Type	Estimated Fair Value	Fair Value Hierarchy Level
Trading	$1,032	2

AFS (Using pricing service)	1,800	2
AFS (Using pricing service)	2	3
AFS (Modeled)	545	2
AFS (Modeled)	87	3

Total AFS	$2,434

Derivative Instruments - Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We, and each derivative counterparty, have collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition at March 31, 2009 and December 31, 2008.

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

Our control processes include reviews of the pricing model’s theoretical soundness and appropriateness by personnel with relevant expertise who are independent from the fair value measurement function. For financial instruments where prices or valuations require unobservable inputs, we engage in procedures that include back testing models to subsequent transactions (e.g. termination of a derivative), analysis of actual cash flows to projected cash flows, comparisons with similar observable positions, and comparisons with information received from pricing services. In circumstances where we cannot verify a fair value derived from a valuation model to active market transactions, it is possible that alternative methodologies could produce a materially different estimate of fair value.

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

Risk Management

Operational Risk

See Risk Management on page 75 in our 2008 Form 10-K for information regarding operational risk.

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through advances to our members, commitments to make advances, MPF Loans, mortgage insurance providers, derivatives counterparties, and issuers/guarantors of investment securities and Federal Funds sold and securities purchased under agreements to resell. We have established policies and procedures to limit and help monitor our exposures to credit risk.

We extend credit to members on a fully secured basis and are subject to regulatory limits on the amount of credit that we may extend as well as on the types of underlying collateral that we may accept. We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties associated with purchases of Federal Funds, commercial paper and derivatives activity, which are based in part on our total regulatory capital. As part of the Finance Board’s actions on April 18, 2006, we were authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital stock, retained earnings, and the Designated Amount of outstanding subordinated notes for any period that we are subject to the regulatory leverage ratio requirements as further discussed in Note 11 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight and short-term Federal Funds sold and securities purchased under agreements to resell, and commercial paper entered into with or issued by highly rated institutions. The longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, MPF Shared Funding securities and mortgage-backed securities that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from S&P, Moody’s, or Fitch at the time of purchase. Securities issued by GSEs are not obligations of, and are not guaranteed by, the United States government.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying value of our investment securities portfolio by credit rating as of March 31, 2009 is shown in the following table.

		Lowest Long Term Rating								Short Term Rating
As of March 31, 2009	Government	AAA	AA	A	BBB	BB	B	CCC	CC	A-1 or Higher	Unrated	Total
Non-Mortgage Backed Securities:
Government-sponsored enterprises	$1,703	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1,703
Temporary liquidity guarantee program (FDIC - TLGP)	100	-	-	-	-	-	-	-	-	-	-	100
State or local housing agency obligations	-	1	44	-	-	-	-	-	-	-	-	45
Small Business Administration / Small Business Investment Companies	364	-	-	-	-	-	-	-	-	-	-	364

Total non-MBS	2,167	1	44	-	-	-	-	-	-	-	-	2,212

Mortgage Backed Securities:
Government-sponsored enterprises	12,719	-	-	-	-	-	-	-	-	-	-	12,719
Government-guaranteed	21	-	-	-	-	-	-	-	-	-	-	21
Private-label	-	961	168	435	481	303	191	246	26	-	6	2,817
MPF Shared Funding	-	283	10	-	-	-	-	-	-	-	-	293

Total MBS	12,740	1,244	178	435	481	303	191	246	26	-	6	15,850

Total Investment Securities March 31, 2009	$14,907	$1,245	$222	$435	$481	$303	$191	$246	$26	$-	$6	$18,062

December 31, 2008	$15,347	$2,206	$200	$865	$641	$219	$59	$48	$-	$-	$18	$19,603
September 30, 2008	14,303	3,569	688	230	19	39	54	-	-	1,599	12	20,513
June 30, 2008	9,702	4,168	326	116	26	71	11	-	-	2,167	12	16,599
March 31, 2008	7,796	4,596	236	66	40	-	-	-	-	200	12	12,946

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the credit ratings of our private-label MBS with gross unrealized losses. For a definition of prime, Alt-A, and subprime, see page 77 in our 2008 Form 10-K. These classifications are determined at the time the MBS is purchased.

As of March 31, 2009	Amortized Cost	Gross Unrealized Losses	Non-Credit OTTI Recognized in AOCI	Weighted Average Collateral Delinquency %

Private-label MBS backed by Prime Loans:
AAA-rated	$1,238	$(79)	$(374)	10%
A-rated	621	(19)	(248)	13%
BBB	497	(72)	(128)	14%
Below Investment Grade	127	-	(58)	0%

Total Prime	2,483	(170)	(808)	12%

Private-label MBS backed by Alt-A Loans:
AAA-rated	3	(2)	-	17%
Below Investment Grade	179	-	(91)	40%

Total Alt-A	182	(2)	(91)	40%

Private-label MBS backed by Subprime Loans:
AAA-rated	95	(19)	-	37%
AA-rated	168	(35)	-	41%
A-rated	62	(15)	-	44%
BBB	146	(64)	(1)	44%
Below Investment Grade	828	(122)	(252)	48%
Unrated	6	(1)	1	0%

Total Subprime	1,305	(256)	(252)	46%

Total Private-label MBS	$3,970	$(428)	$(1,151)	25%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the recent credit downgrades within our private-label MBS portfolio subsequent to March 31, 2009 through May 8, 2009. The investment ratings are based on the lowest rating from S&P, Moody’s, or Fitch. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

Ratings Agency Actions since March 31, 2009 through May 8, 2009

	Downgraded from AAA								Downgraded from A				Downgraded from BBB
	To AA		To A		To BBB		To BB		To BBB		To CCC		To BB		Total Downgraded
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Private-label MBS :

Prime	$30	$30	$77	$77	$399	$344	$224	$207	$165	$146	$120	$120	$8	$8	$1,023	$932
Alt-A	-	-	1	1	-	-	-	-	-	-	-	-	-	-	1	1
Subprime	-	-	1	1	-	-	-	-	-	-	-	-	1	1	2	2

Total	$30	$30	$79	$79	$399	$344	$224	$207	$165	$146	$120	$120	$9	$9	$1,026	$935

The following table summarizes the par value of our private-label MBS categories by interest rate type. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

As of	March 31, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label MBS:

Home Equity Loans
Subprime	$-	$1,431	$1,431	$-	$1,470	$1,470

Subprime Home Equity Loans [1]	-	1,431	1,431	-	1,470	1,470

Private-label Residential MBS (RMBS) -
Prime	19	2,434	2,453	21	2,509	2,530
Alt-A	-	196	196	-	204	204

Total Private-label RMBS	19	2,630	2,649	21	2,713	2,734

Private-label Commercial MBS (CMBS) -
Prime	78	10	88	82	10	92

Total Private-label CMBS	78	10	88	82	10	92

Total Par Value	$97	$4,071	$4,168	$103	$4,193	$4,296

[1]	Primarily first-lien mortgage loans that have lower credit scores, higher debt to income ratios, and higher loan to value ratios.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our private-label MBS categories underlying collateral performance and credit enhancement statistics by vintage year of securitization. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

As of March 31, 2009	Weighted Average Market Price (per $100.00 par)	Original Weighted Average Credit Support %	Weighted Average Credit Support %	Weighted Average Collateral 60+ Days Delinquent
Private-label MBS by year of securitization

Prime
2006	$57.36	12%	12%	12%
2005	52.71	14%	15%	18%
2004 and prior	94.27	18%	28%	1%

Prime Total	59.24	12%	13%	12%

Alt-A
2006	45.09	18%	18%	40%
2004 and prior	48.58	7%	20%	17%

Alt-A Total	45.14	18%	18%	40%

Subprime
2007	45.14	23%	37%	44%
2006	51.21	23%	34%	47%
2005	84.55	23%	49%	43%
2004 and prior	62.88	42%	59%	18%

Subprime Total	55.68	23%	37%	46%

Total Private-label MBS	$57.36	16%	22%	25%

Other-Than-Temporary Impairment

As of March 31, 2009, $14.0 billion or 89% of our MBS are classified as held-to-maturity. Of this amount 19% represents private-label MBS. We do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. We actively monitor the credit quality of our MBS to evaluate our exposure to the risk of loss on these investments. For the three months ended March 31, 2009, we recognized $75 million in OTTI charges in earnings related to credit losses on prime and subprime held-to-maturity private-label MBS after we determined that it was likely that we would not recover the entire amortized cost of each of these securities. If delinquency and/or loss rates on mortgages and/ or home equity loans continue to increase, and/or a rapid decline in residential real estate values continues, we could experience further reduced yields or additional losses on these investment securities.

As of March 31, 2009, $1.8 billion or 12% of our MBS are classified as available-for-sale. Of this amount, 5% represents private-label MBS. As a result of our OTTI assessment at March 31, 2009, we determined that it was likely that we would not recover the entire amortized cost of these securities. For the three months ended March 31, 2009, we recognized $11 million in OTTI charges in earnings related to credit losses on impairment of available-for-sale private-label MBS classified as Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security at origination.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our private-label MBS by category, vintage year of securitization and the OTTI charges taken on these securities during the three months ended March 31, 2009.

				Three months ended March 31, 2009
As of March 31, 2009	Amortized Cost	Gross Unrealized Losses	Fair Value	OTTI related to Credit Losses	OTTI Related to Non-Credit Losses	Total OTTI Losses
Private-label MBS by year of securitization

Prime -
Private-label RMBS
2006	$2,302	$(163)	$1,353	$(51)	$(748)	$(799)
2005	45	-	24	(1)	(21)	(22)
2004 and prior	48	(5)	42	*	(1)	(1)

Prime Private-label RMBS Total	2,395	(168)	1,419	(52)	(770)	(822)

Private-label CMBS
2004 and prior	88	(2)	86	-	-	-

Prime Private-label CMBS Total	88	(2)	86	-	-	-

Prime Total	2,483	(170)	1,505	(52)	(770)	(822)

Alt-A -
Private-label RMBS
2006	179	-	87	(11)	(41)	(52)
2004 and prior	3	(2)	2	-	-	-

Alt-A Private-label RMBS Total	182	(2)	89	(11)	(41)	(52)

Alt-A Total	182	(2)	89	(11)	(41)	(52)

Subprime

Home Equity Loans [1]
2007	8	(4)	5	-	-	-
2006	1,083	(218)	615	(21)	(143)	(164)
2005	177	(23)	152	(1)	(1)	(2)
2004 and prior	37	(11)	25	(1)	(1)	(2)

Subprime Home Equity Loans Total	1,305	(256)	797	(23)	(145)	(168)

Subprime Total	1,305	(256)	797	(23)	(145)	(168)

Total Private-label MBS	$3,970	$(428)	$2,391	$(86)	$(956)	$(1,042)

*	Less than $1 million
[1]	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan to value ratios.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes OTTI charges recognized during the first quarter 2009, based on security type and duration of non-credit related and credit related unrealized losses prior to impairment. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

	Non-Credit-Related Gross Unrealized Losses [2]			Credit-Related Gross Unrealized Losses [3]
Available-for-sale securities	Less than 12 months	Greater than 12 months	Total	Less than 12 months	Greater than 12 months	Total

Available-for-sale securities
Alt-A:
RMBS	$(41)	$-	$(41)	$(11)	$-	$(11)

Total Alt-A:	(41)	-	(41)	(11)	-	(11)

Total Available-for-sale Private-label MBS	(41)	-	(41)	(11)	-	(11)

Held-for-maturity securities
Prime:
RMBS	(20)	(750)	(770)	(3)	(49)	(52)

Total Prime	(20)	(750)	(770)	(3)	(49)	(52)

Subprime:
Home equity loans [1]	(70)	(75)	(145)	(19)	(4)	(23)

Total Subprime	(70)	(75)	(145)	(19)	(4)	(23)

Total Held-for-maturity Private-label MBS	(90)	(825)	(915)	(22)	(53)	(75)

Total Private-label MBS	$(131)	$(825)	$(956)	$(33)	$(53)	$(86)

[1]	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan to value ratios.
[2]	Non-credit losses will be recognized in AOCI upon OTTI.
[3]	Credit losses will be recognized in earnings upon OTTI.

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

The following table shows our unsecured credit exposure to counterparties (excluding the U.S. government, and U.S. government agencies and instrumentalities) and maturities of our Federal Funds, certificates of deposit, and commercial paper holdings:

Carrying Value	Counterparty Credit Ratings
as of March 31, 2009	A-1+/P-1	A-1/P-1	A-2/NA	Total

Unsecured credit exposure

Overnight Maturities	$3,010	$1,880	$1,130	$6,020

Advances

Our advance products provide members with asset-liability management capabilities. We offer advances that can be adjusted to help members manage the maturity and prepayment characteristics of mortgage loans by reducing members’ interest rate risk associated with holding long-term fixed-rate mortgages. To determine the maximum amount and term of the advances we will lend to a member, we assess the member’s creditworthiness and financial condition utilizing the quarterly reports members file with their regulators. We also evaluate the collateral pledged and conduct periodic on-site collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

(for example, when a member’s creditworthiness deteriorates). For details on our collateral policies see Advances starting on page 82 in our 2008 Form 10-K.

The following table describes the collateral loan values on the types of collateral we accept on advances.

Type of Collateral	Lending Values Applied to Majority of Collateral

Loans:
1-4 Family mortgages	60% - 85%
Multi-family mortgages	60% - 70%
Other U.S. Government-guaranteed mortgages	85% - 90%
Community financial institution collateral and other real este related collateral	25% - 50%

Securities:
U.S. government / Treasury [1]	55% - 97%
U.S. agency (excluding MBS)	95% - 97%
U.S. agency MBS	95%
Non-agency MBS/CMO	50% - 90%
Community financial institution collateral and other real estate related collateral	70% - 97%
[1]

Includes government agency securities issued by GSEs including Fannie Mae, Freddie Mac, other FHLBs, Ginnie Mae, the Farm Services Agency, the Small Business Administration, the Bureau of Indian Affairs, and the United States Department of Agriculture. Borrowing capacity for securities collateral is based on the current fair value of the securities.

The following table provides an estimate of the total collateral loan value pledged to secure outstanding credit to members or former members with advance borrowings still outstanding:

As of March 31, 2009	Collateral Loan Value	Advances Outstanding

Top 5 advance borrowers	$18,583	$12,680
All other advance borrowers	30,062	17,984

Total	$48,645	$30,664

Collateral arrangements will vary with borrower credit quality, collateral availability, collateral quality, results of periodic on-site reviews of collateral, and overall borrower credit exposure. Based on the size of the borrower’s advances, the types of collateral pledged, and the amount of collateral coverage, a borrower will be required to deliver a third-party collateral verification report attesting to the eligibility and sufficiency of its mortgage collateral or undergo an on-site field review of pledged collateral. Under the security agreement with our borrowers, we have the right to protect our security position with respect to advances, including requiring the posting of additional collateral, whether or not such additional collateral was required to originate or renew an advance. As a result, we may require the delivery of additional or substitute collateral from any borrower at any time during the life of an advance.

Community Financial Institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans. As additional security for a member’s indebtedness, we have a statutory lien on a member’s capital stock. As of March 31, 2009 CFI members had pledged a total of $510 million (unpaid principal balance) of collateral, of which $158 million (unpaid principal balance) is utilized to secure $79 million of advances.

MPF Loans

We refer to conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program as MPF Loans. References to MPF Loans as they related to the MPF Xtra product exclude mortgage loan participations. We did not purchase or fund subprime or non-traditional mortgages through the MPF Program.

Under the MPF Xtra product, we purchase MPF Loans from participating financial institutions (PFIs) and concurrently sell these MPF Loans to Fannie Mae as a third-party investor. Under the MPF Xtra product, PFIs are not required to provide any credit enhancement (CE Amount) and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

consequently they are not paid credit enhancement fees (CE Fees) as we do for the other conventional portfolio MPF products. MPF Loans sold under the MPF Xtra product are required to meet the eligibility requirements for the MPF Program. In addition, PFIs generally retain the right and responsibility for servicing these loans just as they do for the other MPF products described below See Mortgage Standards on page 11 and MPF Servicing on page 14 in our 2008 Form 10-K.

We have entered into a Mortgage Selling and Servicing Contract with Fannie Mae pursuant to which we concurrently sell conventional MPF Loans acquired from our PFIs. In connection with each sale, we make certain customary warranties to Fannie Mae regarding the eligibility of the mortgage loans. If an eligibility requirement or other warranty were breached, Fannie Mae could require us to repurchase the MPF Loan. Such a breach would normally also be a breach of the originating PFI’s representations and warranties under the PFI Agreement or MPF Guides, and we could require the PFI to repurchase that MPF Loan from us.

Under the Mortgage Selling and Servicing Contract with Fannie Mae, we have agreed to be responsible for the servicing of the MPF Loans by the PFIs in accordance with their PFI Agreements. If a PFI were to breach its servicing obligations under its PFI Agreement we have the right to terminate its servicing rights and move the servicing to another qualified PFI and require the breaching PFI to indemnify us for any loss arising from such breach.

Though we will receive a transaction services fee in exchange for the services we provide in connection with the MPF Xtra product, the primary reason for this activity is to provide our members and the members of other MPF Banks with important liquidity for their mortgage loan portfolios and to fulfill our housing finance mission. The MPF Xtra product leverages existing MPF Program systems and therefore the transaction services fee for these MPF Loans is expected to cover the cost of providing this service to PFIs.

In the first quarter of 2009, three of the FHLBs participating in the MPF Program (MPF Banks) announced they would offer the MPF Xtra product to their PFIs thereby facilitating the sale of MPF Loans from their PFIs to us and our concurrent sale to Fannie Mae.

For a PFI that is a member of another MPF Bank to sell and/or service MPF Loans under the MPF Xtra product that MPF Bank is obligated to enforce its PFI Agreement for our benefit and to indemnify us for any loss we pay to Fannie Mae that the PFI is obligated to pay and fails to pay due to insolvency.

The following table details MPF Xtra activity in the first quarter of 2009.

For the three months ended	March 31, 2008

PFI applications approved	159
Loans Funded:
Amount funded	$1,247
Number of loans funded	8,537
Program Fees:
Earned	*
Unearned [1]	$2
*	Less than $1 million
[1]	Unearned program fees are earned ratably over the life of the loans.

Under the MPF Program, we historically purchased MPF Loans for our investment portfolio. Effective August 1, 2008, we no longer enter into new master commitments to acquire MPF Loans for investment except for immaterial amounts of MPF Loans to support affordable housing that are guaranteed by the Rural Housing Service or insured by the Department of Housing and Urban Development.

Setting Credit Enhancement Levels

Finance Board regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for loan losses. In our role as MPF Provider, we analyze the risk characteristics of each conventional MPF Loan (as provided by the PFI) using S&P’s LEVELS® model in order to determine the required CE Amount for a loan to be acquired and held as an investment by an MPF Bank (MPF Program Methodology). Our role as MPF Provider is to provide programmatic and operational support to the MPF Banks and their PFIs.

The PFIs’ CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a AA rated mortgage-backed security and our initial first loss account (FLA) exposure (which is zero for the Original MPF product at origination). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance-based CE Fees that would otherwise be payable to the PFI but which we expect to retain to recoup FLA losses.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Except for the MPF Xtra product, the MPF Bank and PFI share the risk of credit losses on conventional MPF products by structuring potential losses on MPF Loans into layers with respect to each master commitment. The MPF Bank is obligated to incur the first layer of credit losses not absorbed by the borrower’s equity and after any primary mortgage insurance (PMI) which layer is called the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance based CE Fees, the MPF Bank may withhold CE Fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.

The MPF products with credit enhancement were designed to allow for periodic resets of the CE Amount as further described in Setting Credit Enhancement Levels on page 85 in our 2008 Form 10-K. We had no material changes in reset PFI direct CE amounts in the first quarter of 2009.

In determining the estimated rating for master commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective FLA exposure. As a result, we can either hold additional retained earnings against the related master commitments in accordance with the AMA regulations or purchase Supplemental Mortgage Insurance (SMI) to upgrade the estimated rating of the master commitment to the equivalent of an AA rated mortgage-backed security. At March 31, 2009 we elected to hold additional retained earnings of $83 million with respect to these master commitments.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of March 31, 2009 and December 31, 2008, the outstanding balance of MPF Plus master commitments for which the PFI has obtained SMI coverage was $12 billion and $13 billion. The amount of SMI coverage provided against losses was $153 million at March 31, 2009 and $225 million at December 31, 2008. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of an increase in credit risk of the related MPF Loans.

Credit Risk Exposure

Our credit risk on MPF Loans held in our portfolio is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFIs’ credit enhancement protection amount (CEP Amount). The PFI’s CEP Amount consists of the PFI’s CE Amount (which may include SMI) and any contingent performance based CE Fees. We also face credit risk of loss on MPF Loans to the extent such losses are not recoverable under the PMI, as well as the PFIs’ failure to pay servicer paid losses not covered by FHA or HUD insurance, or VA or RHS guarantees. The portion of MPF Loan balances outstanding exposed to credit losses not recoverable from these sources was approximately $24.6 billion at March 31, 2009 and $26.6 billion at December 31, 2008. Our actual credit exposure is significantly less than these amounts because the borrower’s equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered because the fair value of all underlying properties is not readily determinable.

A significant decline in the value of the underlying property would have to occur before we would be exposed to credit losses on our conventional (non-government) MPF Loans. Our average conventional loan-to-value (LTV) ratio at origination was 67% for March 31, 2009 and 68% at December 31, 2008. For those loans with an LTV ratio over 80%, we require PMI. Please see Mortgage Guaranty Insurance Provider Concentration section below for discussion of our credit risk to PMI providers. Our LTV ratio is enhanced by the seasoned nature of our portfolio because principal paydowns lower the LTV ratio. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores at the time of origination that were 738 and 739 at March 31, 2009 and December 31, 2008.

For more information on our credit risk exposure on MPF Loans, see Credit Risk Exposure on page 87 in our 2008 Form 10-K.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio. For a description of our concentration risks see page 87 in our 2008 Form 10-K. There were no material changes in our PFI Servicer or Credit Enhancement concentrations since December 31, 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Mortgage Guaranty Insurance Provider Concentration – We are exposed to the risk of non-performance of mortgage insurers. Our policy is to limit our credit exposure to each MI company to 10% of its regulatory capital. Credit exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us that are more than 60 days delinquent. At March 31, 2009, none of the MI companies were in excess of our limits.

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

The following table details our exposure to MI companies providing insurance coverage:

	Loan	Loan					Lowest Credit
	Balance	Balance	Amount of Coverage				Rating as of
As of March 31, 2009	with PMI	with SMI	PMI	SMI	Total	%	May 8, 2009 [1]
Mortgage Guaranty Insurance Co. (MGIC)	$583	$4,836	$164	$56	$220	35%	BB
Genworth Mortgage Insurance Corp.	245	1,923	71	27	98	15%	BBB
PMI Mortgage Insurance Co.	250	1,608	70	7	77	12%	BB-
United Guaranty Residential Insurance Co.	205	2,549	57	52	109	17%	BBB
All Others	681	781	119	11	130	21%	A to BB-

Total MI Coverage	$1,964	$11,697	$481	$153	$634	100%

[1]	All of the above listed MI companies have been placed on negative outlook by at least one Nationally Recognized Statistical Rating Organization (NRSRO).

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the MI companies. Based on an analysis using the latest available results as of March 31, 2009, most of the MI companies do not pass any of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests. All of the above MI companies where we have concentration exposure have failed to pass our profitability test and all have failed our ratings watch/outlook tests.

If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us.

PMI for MPF Loans must be issued by an MI company on the approved MI company list whenever PMI coverage is required. Although Triad Guaranty Insurance Company (Triad), was removed from the list of approved mortgage insurers June 30, 2008, PFIs were permitted to deliver MPF Loans with PMI provided by Triad that were in process on that date . However, no MI company on the approved MI company list currently has an AA- or better claims paying ability rating from more than one NRSRO, so the current criteria for MI companies to remain on the approved MI company list at this time is acceptability for use in S&P’s LEVELS® modeling software.

If an SMI provider fails to maintain a credit rating of at least AA- or its equivalent from a NRSRO under the MPF Plus product, the PFI has six months to either replace the SMI policy or provide its own undertaking equivalent to the SMI coverage, or it will forfeit its performance based CE fees. We have requested all of the downgraded MI companies to provide remediation plans.

For further discussion of how this may affect us, see Risk Factors on page 23 in our 2008 Form 10-K.

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

MPF Loan Portfolio Analysis

The following table summarizes our MPF Loan non-accrual status:

As of	March 31, 2009	December 31, 2008
MPF Loans, par value	$29,416	$31,645
Non-accrual MPF Loans, par value	22	19
% non-accrual	0.07%	0.06%
Conventional loans 90+ days delinquent	0.80%	0.60%
MPF Loans past due 90 days or more and still accruing interest	$363	$319

Our interest contractually due on non-accrual loans and our interest received on non-accrual loans was under $1 million dollars for the three month periods ended March 31, 2009 and 2008.

We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections.

See Note 8 – Allowance for Loan Losses to the financial statements, for our increase in the allowance to $8 million as of March 31, 2009 compared to $5 million as of December 31, 2008.

Derivatives

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our policies and Finance Board regulations. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 13 – Derivatives and Hedging Activities to the financial statements for further details.

Derivatives Exposures to Lehman Brothers Special Financing, Inc.

As of March 31, 2009, we owed a net amount of $6 million to Lehman Brothers Special Financing Inc. (LBSFI) under an ISDA Master Agreement, as further discussed in Accounting Issues Related to Lehman Derivative Termination on page F-42 in our 2008 Form 10-K. It is possible that we may incur additional costs associated with the final settlement procedures with LBSFI, but we do not expect those costs to be material.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of March 31, 2009	Number of Counterparties	Notional Amount	Exposure at Fair Value [3]	Cash Collateral Held	Securities Collateral Held	Total Collateral Held	Net Exposure After Collateral [4]
AA	6	$6,904	$126	$121	$-	$121	$6
A	8	47,518	120	62	56	118	3
BBB	1	9	-	-	-	-	-
Affiliates [1]
AA	1	5,875	-	-	-	-	-
A	2	7,066	-	-	-	-	-

Total Counterparties	18	67,372	246	183	56	239	9
Member Institutions [2]	11	9	-	-	-	-	-

Total derivatives	29	$67,381	$246	$183	$56	$239	$9

[1]	Affiliates are derivative counterparties who are affiliates of our members.
[2]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[3]	Exposure at Fair Value excludes cash collateral held.
[4]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some counterparties are over- collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Collateral Held.

Credit Ratings

On May 15, 2009, Moody’s lowered our subordinated debt rating from Aa2 with negative outlook to A2 with a stable outlook, reflecting their concerns about factors that have the potential to impact our short-term profitability. Moody’s further expressed concern that the Bank could violate its minimum total capital requirement. We have historically managed the Bank to maintain compliance with the minimum capital requirement and remain committed to do so in the future. We are currently operating at levels above that minimum. Also on May 15, 2009, Moody’s affirmed our Aaa long-term deposit rating and our Prime-1 short-term deposit rating, both with a stable outlook. There have been no other changes in our credit ratings. The AAA rating of the FHLBs’ consolidated obligations have not been affected by this ratings action and we do not believe that the action will have a negative impact on our cost of or ability to issue debt or enter into derivatives agreements.

For further discussion of how ratings changes may impact us in the future in order to fund our business, see Risk Factors on page 23 in our 2008 Form 10-K.

Legislative and Regulatory Developments

Changes to Regulation of GSEs

The Housing Act was enacted into law on July 30, 2008 and became effective immediately. The Housing Act established the FHFA as the new federal regulator of the FHLBs, Fannie Mae and Freddie Mac, and addressed other GSE reform issues.

We continue to review the impact and effect of the Housing Act on our business and operations. For highlights of significant provisions of the Housing Act that directly affect us, see Legislative and Regulatory Developments on page 18 in our 2008 Form 10-K.

U.S. Treasury Department’s Financial Stability Plan

On February 10, 2009, the U.S. Treasury (Treasury) announced a Financial Stability Plan to address the global capital markets crisis and U.S. economic recession that continues into 2009, as further discussed in Emergency Economic Stabilization Act of 2008 on page 21 in our 2008 Form 10-K.

On March 23, 2009, in accordance with the Financial Stability Plan’s initiative to purchase illiquid assets, the Treasury announced a framework for the Public-Private Investment Program (PPIP). The PPIP is a two-part program designed to remove “toxic” assets from bank balance sheets and improve credit availability to households and businesses by attracting private investors to purchase certain real estate loans and illiquid MBS owned by financial institutions using up to $100 billion in funds from the Troubled Asset Relief Program (TARP). To the extent that PPIP is used to purchase classes of assets the same as, or similar to, assets in our investment portfolio, the fair value of such assets may rise, which would likely benefit us.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

FHFA Guidance Related to Determining Other-Than-Temporary Impairment

On April 28, 2009 and May 7, 2009, the FHFA provided us with guidance related to our process for determining OTTI and our adoption of Financial Accounting Standard Board’s FSP FAS 115-2 Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2), with respect to our holdings of private-label MBS. See Note 5 – Investment Securities for a description of this guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

	As of March 31, 2009					As of December 31, 2008
	Yield Curve Risk	Option Risk		Basis Risk		Yield Curve Risk	Option Risk		Basis Risk
		Implied Volatility	Prepayment Speeds	LIBOR Spread	Mortgage Spread		Implied Volatility	Prepayment Speeds	LIBOR Spread	Mortgage Spread
Advances	$(5)	$5	$-	$(7)	$-	$(5)	$5	$-	$(8)	$-
MPF Loans	(4)	(26)	(7)	(8)	7	(5)	(19)	(7)	(7)	4
Mortgage Backed Securities	(3)	(9)	-	(5)	1	(5)	(8)	2	(4)	(1)
Other interest earning assets	-	-	-	-	-	-	-	-	-	-
Interest-bearing liabilities	15	5	-	15	-	16	7	-	16	-
Derivatives	(2)	6	-	-	-	(1)	5	-	-	-

Total	$1	$(19)	$(7)	$(5)	$8	$-	$(10)	$(5)	$(3)	$3

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

There was little change in our sensitivity to various interest rate risk exposures during the first quarter of 2009. However, there was a heightened sensitivity to implied volatility increases in the MPF Loan portfolio.

The sensitivities are limited in that they do not include other market risk exposures that may impact us. These include, but are not limited to, non-parallel shifts in yield curves, implied volatility, prepayment speeds and spreads; and basis risk related to differences between the LIBOR/swap yield curve and the consolidated obligations curve.

Our option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration gap, which is expressed in months, is another commonly used measure to express the sensitivity of assets and liabilities to interest rate changes. Duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that total by the total fair value of assets. A positive duration gap indicates an exposure to rising interest rates, whereas a negative duration gap points to an exposure to falling interest rates. As of March 31, 2009, our duration gap was -0.5 months, compared to -0.3 months as of December 31, 2008.

As of March 31, 2009 our fair value deficit (relative to book value) was $1.9 billion, resulting in a market-to-book value ratio of -1%. Our previous year-end fair value deficit was $3.3 billion, which resulted in a market-to-book value ratio of -24%. Favorable movements in implied volatility as well as the accounting effects of investments that were other than temporarily impaired contributed to the improvement in this ratio.

Market Risk Management

Our Asset/Liability Management Committee provides oversight to our interest rate risk management practices and policies. This includes routine risk reporting to senior Bank management and the Board of Directors, as well as the establishment of our Interest Rate Risk Policy designed to create prudent limits on our interest rate risk.

We manage our exposures to yield curve and volatility changes using derivatives (e.g., swaps, swaptions, caps and floors) and, to a lesser extent, callable debt. See Note 13 – Derivatives and Hedging Activities for further information. We do not manage exposure to changes in spreads.

We may conduct hedging activity to reduce exposure to a single transaction or a group of transactions. We evaluate our hedging positions daily and modify our positions as necessary.

On February 20, 2009, we received a non-objection letter from the FHFA related to our recent proposal to apply temporarily direct dollar limits on changes in fair value under parallel interest rate shocks instead of the duration and convexity limits that were applied in the past. As a result, the new interest rate risk policy in effect as of March 31, 2009, places limits on the change in our market value for all measured parallel interest rates scenarios between -200 basis points and +200 basis points. Some scenarios, however, may not be measured when swap rates are less than 2%. The table below shows our market value changes for all measured scenarios as of March 31, 2009 with respect to the interest rate risk policy limits.

March 31, 2009
Scenario		Change in Market Value	Change in Market Value must be greater than
-200 bp	$	*	$(185.0)
-100 bp		*	(77.5)
-50 bp		9.6	(30.0)
-25 bp		0.7	(12.5)
+25 bp		2.5	(25.0)
+50 bp		(2.1)	(60.0)
+100 bp		(67.9)	(155.0)
+200 bp		(317.1)	(370.0)
*	Due to the low interest rate environment at March 31, 2009, these values cannot be calculated.

We continue to work with the FHFA in developing a permanent set of interest rate risk management policies, and we anticipate submitting our revised proposal pursuant to the Consent Cease and Desist order in the near future.

The interest rate risk policy in effect on December 31, 2008 set specific duration limits to which we must manage depending on our market value of equity. When our market value equals or exceeds $700 million, our duration limits are based in years. Otherwise, our duration limits are dollar-based. Duration measures the change in market value relative to interest rate changes.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2008, our market value was less than $700 million. Therefore dollar-based duration limits applied. The following table summarizes our duration as of December 31, 2008 in comparison to the interest rate risk policy limits.

		Duration Policy Limits
Scenario	Actual Duration (whole $)	Market value of equity is less than $700 million (in whole $)	Market value of equity equals or exceeds $700 million (in years)
- 200 bp	*	$-490,000	-7.00 years
- 100 bp	*	-420,000	-6.00 years
Base case	$-228,106	±350,000	±5.00 years
+ 100 bp	176,716	+420,000	+6.00 years
+ 200 bp	293,218	+490,000	+7.00 years
*	Due to the low interest rate environment, these values cannot be calculated.

Item 4. Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the Evaluation Date). Based on this evaluation, the principal executive officer and principal financial officer concluded as of the Evaluation Date that the disclosure controls and procedures were effective such that information relating to us that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been a significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described in Legislative and Regulatory Developments on page 74, in accordance with the FHFA’s OTTI consistency guidance, we are required to use the key modeling assumptions provided by the FHLB of San Francisco for all of the FHLBs for the cash flow analysis of our private-label MBS (other than subprime private-label MBS) in making our determination of OTTI for such MBS. Such assumptions are material to the determination of OTTI and, in turn, material to our internal control over financial reporting. Accordingly, management reviewed the assumptions developed by the FHLB San Francisco and determined that they were reasonable and has utilized the FHLB San Francisco assumptions, as well as the assumptions we developed internally for sub-prime private-label MBS, in connection with the risk model we use to produce cash flow analysis used in analyzing credit losses and determining OTTI. There were no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Controls and Procedures on page 97 of our 2008 Form 10-K.

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

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 23 in our 2008 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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

Federal Home Loan Bank of Chicago

Glossary of Terms

Advances: Secured loans to members

AFS: Available-for-sale securities

Agency MBS: mortgage-backed securities issued by, or comprised of mortgage loans guaranteed by, Fannie Mae or Freddie Mac

Agent Fees: loan origination fees we may pay/receive to/from PFIs for the origination of MPF Loans as our agent

AHP: Affordable Housing Program

Acquired Member Assets (“AMA”): Assets that an FHLB may acquire from or through FHLB System members or housing associates by means of either a purchase or a funding transaction

AOCI: Accumulated Other Comprehensive Income

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

CIP: Community Investment Program

CMBS: Commercial mortgage backed securities

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

Consolidated Obligations: FHLB debt instruments which are the joint and several liability of all FHLBs; issued by the Office of Finance

Delivery Commitment: Mandatory commitment of the PFI to sell or originate eligible mortgage loans

Deputy Director: Deputy Director, Division of FHLB Regulation of the FHFA.

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

Discount notes: Consolidated obligation discount notes

Fannie Mae: Federal National Mortgage Association

FDIC: Federal Deposit Insurance Corporation

FHA: Federal Housing Administration

FHFA: Federal Housing Finance Agency – The Housing and Economic Recovery Act of 2008 enacted on July 30, 2008 created the Federal Housing Finance Agency which became the new regulator of the FHLBs.

FHLB Act: The Federal Home Loan Bank Act of 1932, as amended

FHLBs: The 12 Federal Home Loan Banks or subset thereof

Finance Board: The Federal Housing Finance Board. The Bank was supervised and regulated by the Finance Board, prior to creation of the Federal Housing Finance Agency as regulator of the FHLBs by the Housing Act, effective July 30, 2008.

Federal Home Loan Bank of Chicago

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

MI: Mortgage Insurance

Moody’s: Moody’s Investors Service

MPF®: Mortgage Partnership Finance

MPF Guides: MPF Origination Guide and MPF Servicing Guide

MPF Impaired Loans: An individual loan in which it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement

MPF Loans: Conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program.

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

NRSRO: Nationally Recognized Statistical Rating Organization

OAS: Option Adjusted Spread

Office of Finance: A joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations

OTTI: Other-than-temporary impairment

PFI: Participating Financial Institution. A PFI is a member (or eligible housing associate) of an MPF Bank that has applied to and been accepted to do business with its MPF Bank under the MPF Program

PFI Agreement: MPF Program Participating Financial Institution Agreement

PMI: Primary mortgage insurance

REFCORP: Resolution Funding Corporation

Federal Home Loan Bank of Chicago

Regulatory Capital: The sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as “regulatory capital stock”) plus retained earnings

Regulatory Capital Ratio: Regulatory capital plus Designated Amount of subordinated notes divided by total period-end assets

RHS: Department of Agriculture Rural Housing Service

RMBS: Residential mortgage backed securities

S&P: Standard and Poor’s Rating Service

SEC: Securities and Exchange Commission

Senior Liabilities: Our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable

SFAS: Statement of Financial Accounting Standards

SMI: Supplemental Mortgage Insurance

SPE: Special Purpose Entity

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

Federal Home Loan Bank of Chicago

/s/ Matthew R. Feldman
	By:	Matthew R. Feldman
	Title:	President and Chief Executive Officer
Date: May 19, 2009	(Principal Executive Officer)

/s/ Roger D. Lundstrom
	By:	Roger D. Lundstrom
	Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date: May 19, 2009	(Principal Financial Officer and Principal Accounting Officer)

S-1