Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Chicago
filed 2009-08-12
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

There were 27,989,683 shares of registrant’s capital stock outstanding as of July 31, 2009.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$19	$130
Federal Funds sold and securities purchased under agreement to resell	8,790	1,580
Investment securities -
Trading ($82 and $761 pledged)	1,659	866
Available-for-sale ($793 and $546 pledged)	11,095	2,142
Held-to-maturity[1] ($1,122 and $995 pledged)	13,655	16,595
Advances ($0 and $201 carried at fair value option)	27,192	38,140
MPF Loans held in portfolio, net of allowance for credit losses ($9 and $5)	26,964	32,087
Accrued interest receivable	287	367
Derivative assets	55	102
Software and equipment, net	25	26
Other assets	129	94

Total Assets	$89,870	$92,129

Liabilities and Capital
Liabilities
Deposits -
Interest bearing ($8 and $9 from other FHLBs)	$890	$602
Non-interest bearing	296	155

Total deposits	1,186	757

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	40,286	29,466
Bonds ($2,116 and $0 carried at fair value option)	40,999	55,305

Total consolidated obligations, net	81,285	84,771

Accrued interest payable	355	567
Mandatorily redeemable capital stock	426	401
Derivative liabilities	864	1,067
Affordable Housing Program assessment payable	24	23
Resolution Funding Corporation assessment payable	16	-
Investment securities traded but not yet settled	1,759	-
Other liabilities	57	56
Subordinated notes	1,000	1,000

Total Liabilities	88,172	89,842

Commitments and contingencies (Note 15)

Capital
Capital stock - putable ($100 par value per share) issued and outstanding shares - 24 million shares for both periods	2,375	2,386
Retained earnings	837	540
Accumulated other comprehensive income (loss)	(1,514)	(639)

Total Capital	1,698	2,287

Total Liabilities and Capital	$89,870	$92,129

[1]	Fair values of held-to-maturity securities: $13,951 and $15,728 at June 30, 2009 and December 31, 2008.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income	$753	$903	$1,541	$1,901
Interest expense	594	881	1,238	1,848

Net interest income before provision for credit losses	159	22	303	53
Provision for credit losses	2	-	5	-

Net interest income	157	22	298	53

Non-interest income (loss) on -

Total other-than-temporary impairment losses	(244)	-	(1,286)	-
Portion of loss recognized in other comprehensive income	120	-	1,076	-

Net impairment losses [1]	(124)	-	(210)	-

Realized loss on other-than-temporarily-impaired securities [1]	-	(30)	-	(63)
Trading securities	(2)	(15)	(11)	-
Realized net gain (loss) on the sale of available-for-sale securities	-	-	19	-
Derivatives and hedging activities	122	(20)	50	(82)
Instruments held under fair value option	(1)	-	(2)	-
Early extinguishment of debt, incl. losses of $(5) and $0 from debt transferred to other FHLBs	-	-	(5)	-
Other, net	3	2	6	4

Total non-interest income (loss)	(2)	(63)	(153)	(141)

Non-interest expense -
Compensation and benefits	16	18	30	34
Professional service fees	3	5	5	7
Amortization and depreciation of software and equipment	4	4	8	9
Finance Agency/Finance Board and Office of Finance expenses	2	1	3	2
Other expense	4	5	12	12

Total non-interest expense	29	33	58	64

Income (loss) before assessments	126	(74)	87	(152)

Assessments -
Affordable Housing Program	7	-	7	-
Resolution Funding Corporation	16	-	16	-

Total assessments	23	-	23	-

Net income (loss)	$103	$(74)	$64	$(152)

[1]	Due to adoption of new accounting guidance effective January 1, 2009. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value
Balance December 31, 2007	27	$2,661	$659	$(251)	$3,069

Net income (loss)			(152)		(152)
Other comprehensive income (loss) (Note 12)				(11)	(11)

Total comprehensive income (loss)					(163)

Proceeds from issuance of capital stock	-	52			52
Reclassification of capital stock to mandatorily redeemable	(2)	(165)			(165)

Balance June 30, 2008	25	$2,548	$507	$(262)	$2,793

Balance December 31, 2008	24	$2,386	$540	$(639)	$2,287

January 1, 2009, cumulative effect non-credit impairment adjustment [1]			233	(233)	-
Net income (loss)			64		64
Other comprehensive income (loss) (Note 12)				(642)	(642)

Total comprehensive income (loss)					(578)
Proceeds from issuance of capital stock	1	100			100
Reclassification of capital stock to mandatorily redeemable	(1)	(111)			(111)

Balance June 30, 2009	24	$2,375	$837	$(1,514)	$1,698

[1]	Due to adoption of new accounting guidance effective January 1, 2009. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)

(In millions)

	Six months ended June 30,	2009	2008
Operating Activities	Net cash provided by (used in) operating activities	$206	$(101)

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(7,210)	3,021
Activities	Net change in advances	10,754	(4,432)
	MPF Loans -
	Principal collected	5,023	2,989
	Purchases, incl. $0 and $(9) from other FHLBs	(15)	(2,148)
	Trading securities -
	Proceeds from maturities, sales and paydowns	303	6
	Purchases	(1,101)	(20)
	Held-to-maturity (HTM) securities -
	Net proceeds from maturities and purchases on short-term HTM securities [1]	300	(1,036)
	Proceeds from maturities on longer-term HTM securities [2]	1,720	741
	Purchases of longer-term HTM securities [2]	(12)	(3,274)
	Available-for-sale (AFS) securities -
	Proceeds from maturities and sales	636	448
	Purchases	(8,261)	(267)
	Proceeds from sale of foreclosed assets	26	18
	Capital expenditures for software and equipment	(4)	(3)

	Net cash provided by (used in) investing activities	2,159	(3,957)

Financing	Net change in deposits, incl. $(1) and $(2) from other FHLBs	428	(314)
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	453,166	714,170
	Bonds	3,708	21,041
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(442,334)	(713,801)
	Bonds, incl. $(112) and $0 transferred to other FHLBs	(17,414)	(17,082)
	Net proceeds (payments) on derivative contracts with financing element	(44)	-
	Proceeds from issuance of capital stock	100	52
	Redemptions of mandatorily redeemable capital stock	(86)	(7)

	Net cash provided by (used in) financing activities	(2,476)	4,059

	Net increase (decrease) in cash and due from banks	(111)	1
	Cash and due from banks at beginning of year	130	17

	Cash and due from banks at end of year	$19	$18

Supplemental	Interest paid	$1,386	$1,826
Disclosures	Affordable Housing Program assessments paid	7	11
	Resolution Funding Corporation assessments paid	—	10
	Capital stock reclassed to mandatorily redeemable capital stock	111	165
	Transfer of MPF Loans to real estate owned	45	31
[1]	Short-term HTM securities consist of commercial paper that has a maturity of less than 90 days when purchased.
[2]	Longer-term HTM securities consist of securities with maturities of 90 days or more.

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

With the enactment of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (FHFA) was established and became the new federal regulator of the FHLBs effective July 30, 2008. On October 27, 2008, the staff of the Federal Housing Finance Board (Finance Board), the federal regulator of the FHLBs prior to the creation of the FHFA, was merged into the FHFA. The Finance Board was abolished on July 29, 2009, one year after enactment of the Housing Act. We remain subject to existing regulations, orders, determinations, and resolutions until new ones are issued or made.

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

Correction of an Error

During the second quarter of 2009, we reclassified $27 million of cash flows provided by financing activities to cash flows provided by operating activities as a correction of an error that occurred in our March 31, 2009 statement of cash flows. The correction is not material to our March 31, 2009 financial statements.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Certain amounts in the prior period have been reclassified to conform to the current presentation. In particular, effective March 31, 2009 we changed the presentation of our statement of cash flows to present net cash flows from operating activities as a single line item as permitted by the Securities and Exchange Commission (SEC) guidance governing interim financial statements. As a result, we also made the change to our prior year statement of cash flows disclosed for comparative purposes in order to have a consistent presentation.

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. Subsequent events have been evaluated through the time of filing on August 12, 2009, which is the time and date that these financial statements have been issued.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

Consolidation – We apply consolidation accounting principles to our investments in variable interest entities. Our investments in variable interest entities include MPF Shared Funding securities, investments in mortgage-backed securities (MBS), and investments in Federal Family Education Loan Program (FFELP) student loan asset-backed securities (ABS).

MPF Shared Funding securities are MBS secured by pools of mortgage loans that meet the eligibility requirements of the MPF Program and FHFA regulations. We are a non-transferor investor in the MPF Shared Funding program in that the MPF Shared Funding securities do not contain any assets that were transferred by us. We hold two MPF Shared

Funding securities that were issued by special purpose entities (SPE) that were sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase. We do not act as servicer for the mortgage loans held by the SPE. The MPF Shared Funding securities are classified as held-to-maturity and are not publicly traded or guaranteed by any FHLB. We do not provide any liquidity or credit support to our investments in MPF Shared Funding securities. Our maximum loss exposure to these MPF Shared Funding securities is limited to the carrying value of these securities.

We hold various senior interests in MBS. We are a non-transferor investor in these MBS, in that the MBS investment does not contain any assets that were transferred from us. We did not sponsor these securities nor are we the servicer. Our MBS are primarily classified as held-to-maturity but some are classified as available-for-sale. We do not provide any liquidity or credit support to our investments in MBS. Our maximum loss exposure to our investments in MBS is limited to the carrying value of these securities.

We also hold various senior interests in FFELP student loan ABS. We are a non-transferor investor in these investments. We did not sponsor these investments nor are we the servicer of the student loans collateralizing these ABS. FFELP student loan ABS are classified as available-for-sale. We do not provide any liquidity or credit support for these investments. Our maximum loss exposure to our investments in FFELP student loan ABS is limited to the carrying value of these securities.

Under consolidation accounting principals, the variable interest holder that is considered the primary beneficiary is responsible for consolidating the variable interest entity. An enterprise is considered the primary beneficiary if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the variable interest entity’s expected losses, receive a majority of its expected residual returns, or both. We do not consolidate our investments in MPF Shared Funding securities, securitized MBS, and FFELP student loan ABS since we are not the sponsor or the primary beneficiary of these variable interest entities, as we hold the senior, rather than residual, interest in these securities.

Cash Flows – For purposes of the statements of cash flows, we consider cash and due from banks as cash and cash equivalents.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Accounting Principles Adopted in 2009:

Other-Than-Temporary Impairments (OTTI)

On April 9, 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI, amending the prior guidance for investment securities classified as available-for-sale (AFS) and held-to-maturity (HTM). The objective of the new guidance is to make OTTI guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The most significant change to our previous OTTI accounting relates to the amount of OTTI that is recognized into earnings.

Prior to the new guidance, if OTTI was determined to exist, we recognized an OTTI charge into earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under the new guidance, if OTTI has been incurred, and it is more likely than not that we will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors.

On April 28, 2009 and May 7, 2009, the FHFA provided the FHLBs with guidance on the process for determining OTTI with respect to private-label MBS and our adoption of recent FASB guidance governing the accounting for OTTI in the first quarter of 2009. The goal of the FHFA guidance is to promote consistency in the determination of OTTI for private-label MBS among all FHLBs. Recognizing that many of the FHLBs desired to early adopt the FASB OTTI guidance, the FHFA guidance also required that all FHLBs early adopt the FASB OTTI guidance in order to achieve consistency among the 12 FHLBs and to follow certain guidelines for determining OTTI. We adopted the FASB guidance, applied in accordance with the FHFA guidance as further described in Note 5 – Investment Securities, effective January 1, 2009.

Cumulative Effect Adjustment Impact

We adopted the new OTTI accounting guidance applied in accordance with the FHFA guidance, effective January 1, 2009. The cumulative effect on retained earnings was calculated using accounting guidance creditors apply when determining the impairment of a loan. See Note 5 – Investment Securities for further details.

The following table summarizes the effect on our financial statements. It should be noted that this comparison is limited to the change in accounting principle with respect to the amount of OTTI that is recognized in the statements of income. This adjustment had no impact on our AHP or REFCORP expense or accruals.

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

Estimating Fair Value

On April 9, 2009, the FASB released new accounting guidance for determining fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly. This guidance emphasizes that despite significant decreases in volume and level of activity, and regardless of the valuation technique(s) used for the asset or liability, the fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

We adopted this new accounting guidance effective January 1, 2009. The guidance had no effect on our financial statements at the time of adoption.

Disclosures about Fair Value

On April 9, 2009, the FASB released new guidance which amended disclosures about fair values of financial instruments to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. We adopted the new disclosure guidance effective January 1, 2009. See Note 14 – Estimated Fair Value for further details.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Fair Values on Nonfinancial Assets and Liabilities

Pursuant to FASB guidance issued February 12, 2008, we adopted new fair value measurement requirements for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Examples of nonfinancial assets within the scope of this guidance are long-lived assets or asset groups measured at fair value for an impairment assessment such as real estate owned. At the date of adoption, the new guidance did not have a significant effect on our financial statements. See Note 14 – Estimated Fair Value for further details.

Derivative Instruments and Hedging Activities

In March of 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities, which amends and expands the previously established derivative instrument disclosure requirements.

This new disclosure guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted this new guidance effective January 1, 2009. Disclosures were not required retrospectively for prior reporting periods. There was no effect to our financial statements upon initial adoption because this new guidance only addresses disclosure requirements. See Note 13– Derivatives and Hedging Activities for further details.

Subsequent Events

On May 28, 2009, the FASB issued new accounting guidance pertaining to subsequent events. The new guidance defines subsequent events as events or transactions that occur after the balance sheet date but before our financial statements are issued or filed with the SEC. There are two types of subsequent events:

•

The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. We are required to recognize the effects of these subsequent events in our financial statements as of the balance sheet date; for example, subsequent events affecting the realization of assets such as investment securities may need to be recognized.

•

The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events). We may be required to disclose the effects of these subsequent events in our SEC filing; for example, if we enter into a significant commitment subsequent to the balance sheet date.

We adopted this new guidance effective June 30, 2009. It requires us to disclose the date for which we have evaluated our subsequent events, which is the date we issue and file with the SEC our financial statements. For this reporting period that is the time of filing on August 12, 2009. At the date of adoption, the new guidance did not have a significant effect on our financial statements.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Transfers of Financial Assets

On June 12, 2009, the FASB issued new accounting guidance on the accounting for transfers of financial assets. The new guidance primarily changes existing guidance as follows:

•

Eliminates the scope exception for qualifying special purpose entities thereby requiring a determination as to whether consolidation of such entities is appropriate under consolidation accounting guidance.

•

Clarifies that the transferor must consider all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer of financial assets, even if they were not entered into at the time of transfer when determining whether or not the transferor has surrendered control over the transferred financial assets.

This new guidance is applicable only to our transfers of financial assets occurring on or after January 1, 2010. As a result, it has no effect on MPF Loan sales that occur prior to January 1, 2010. Additionally, a determination must be made whether qualifying SPEs, if any, held on or subsequent to January 1, 2010 must be consolidated in accordance with the applicable consolidation accounting guidance. We are still assessing the potential effect the new guidance will have on our operating activities and financial statements.

Variable Interest Entities

On June 12, 2009, the FASB issued new accounting guidance pertaining to consolidating variable interest entities. This new guidance amends existing consolidation accounting principles to require us to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

•

The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

This new accounting guidance is effective for us beginning January 1, 2010. Earlier application is prohibited. We are still evaluating the potential implications to our financial statements and operating activities.

FASB Accounting Standards Codification TM

On July 1, 2009, the FASB issued new accounting guidance pertaining to the accounting standards Codification and the hierarchy of Generally Accepted Accounting Principles. Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. GAAP. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered non-authoritative. All guidance contained in the Codification carries an equal level of authority. Any effects of applying the provisions of Codification should be accounted for as a change in accounting principle or correction of an error, as applicable. We do not believe the Codification will have a significant effect on our financials statements.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$4	$40	$7	$107

Investment securities -
Trading	12	10	22	21
Available-for-sale	70	6	94	12
Held-to-maturity	187	155	381	302

Total investment securities	269	171	497	335

Advances	157	278	349	616

MPF Loans held in portfolio	329	422	700	860
Less: Credit enhancement fees paid	(6)	(8)	(12)	(17)

MPF Loans held in portfolio, net	323	414	688	843

Total interest income	753	903	1,541	1,901

Interest Expense -
Deposits	1	5	1	14
Securities sold under agreements to repurchase	7	12	17	31

Consolidated obligations -
Discount notes	40	99	82	236
Bonds	532	750	1,110	1,538

Total consolidated obligations	572	849	1,192	1,774

Mandatorily redeemable capital stock	-	-	-	-
Subordinated notes	14	15	28	29

Total interest expense	594	881	1,238	1,848

Net Interest Income before provision for credit losses	159	22	303	53
Provision for credit losses	2	-	5	-

Net interest income	$157	$22	$298	$53

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

For accounting policies concerning our investment securities see Note 7 on page F-12 in our 2008 Form 10-K.

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of AFS and HTM securities as of the dates indicated.

	Available-for-Sale							Held-to-Maturity
As of June 30, 2009	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Government-sponsored enterprises	$287	$-		$2		$-	$289	$410	$-	$21	$-	$431
Temporary liquidity guarantee program (FDIC-TLGP)	100	-		*		-	100	-	-	-	-	-
State or local housing agency obligations	-	-		-		-	-	45	-	*	*	45
Small Business Administration / Small Business Investment Companies	778	-		5		(4)	779	256	-	1	-	257

Total non-MBS	1,165	-		7		(4)	1,168	711	-	22	-	733

ABS:
FFELP student loan ABS	5,083	-		12		-	5,095	-	-	-	-	-

MBS:
Government-sponsored enterprises residential	4,070	-		63		(21)	4,112	10,262	-	436	-	10,698
Government-guaranteed residential	624	-		3		(1)	626	16	-	1	-	17
MPF Shared Funding	-	-		-		-	-	265	-	-	(12)	253
Private-label residential	167	(83	) [1]	12	[1]	(2)	94	2,238	(829)	1	(4)	1,406
Private-label home equity	-	-		-		-	-	1,221	(313)	-	(148)	760
Private-label commercial	-	-		-		-	-	84	-	*	*	84

Total MBS	4,861	(83)		78		(24)	4,832	14,086	(1,142)	438	(164)	13,218

Total	11,109	$(83)		$97		$(28)	$11,095	14,797	$(1,142)	$460	$(164)	$13,951

Adjustments from amortized cost to carrying value:
AFS unrealized gains (losses), net	57
Adjustments for non-credit losses	(71)							(1,142)

Carrying Value on Statements of Condition	$11,095							$13,655

*	Less than $1 million

[1]	Net AFS non-credit OTTI charge is $71 million, consisting of gross losses of $83 million and subsequent unrealized gains on securities impaired in previous periods of $12 million.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

	Available-for-Sale				Held-to-Maturity
As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Commercial paper	$-	$-	$-	$-	$-	$-	$-	$-
Government-sponsored enterprises	530	17	-	547	411	21	-	432
State or local housing agency obligations	7	-	-	7	48	-	-	48
Small Business Administration/ Small Business Investment Companies	-	-	-	-	567	3	(1)	569

Total non-MBS	537	17	-	554	1,026	24	(1)	1,049

MBS:
Government-sponsored enterprises	1,448	36	-	1,484	11,459	306	(17)	11,748
Government-guaranteed	-	-	-	-	17	-	-	17
MPF Shared Funding	-	-	-	-	304	-	(16)	288
Private-label	145	-	(41)	104	3,789	-	(1,163)	2,626

Total MBS	1,593	36	(41)	1,588	15,569	306	(1,196)	14,679

Total	$2,130	$53	$(41)	$2,142	$16,595	$330	$(1,197)	$15,728

Realized Other-Than-Temporary Impairment Losses

We adopted new accounting guidance issued by the FASB, as well as guidance from the FHFA, governing the accounting for OTTI effective January 1, 2009 as discussed in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations. We perform an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

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

The amount of the total OTTI for a held-to-maturity security that was previously impaired subsequent to initial recognition is determined as the difference between its carrying amount prior to the determination of OTTI and its fair value. The amount of total OTTI for an available-for-sale security that was not previously impaired is determined as the difference between its amortized cost prior to the determination of OTTI and its fair value. The

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

amount of total OTTI for an available-for-sale security that was previously impaired is determined as the difference between its carrying amount prior to the determination of OTTI and its fair value. If the fair value of a security is above its carrying value, then no incremental amount is recognized into total OTTI. Credit losses related to previously impaired securities are reclassified out of AOCI into the “Portion of loss recognized in other comprehensive income” in our statements of income.

Amounts recognized in OTTI that relate to the non-credit factors also are included in the “Portion of loss recognized in other comprehensive income”. In determining whether a credit loss exists, we use our best estimate of the present value of cash flows expected to be collected from the investment security. We define cash flows expected to be collected as cash flows that we are likely to collect after assessment of all available information. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.

We measure the credit loss amount related to an investment security’s initial occurrence of OTTI using guidance that also applies to the determination of OTTI for impaired loans.

We estimate cash flows expected to be collected taking into consideration the payment structure of the investment security, prepayment speeds, and other relevant components. In regards to payment structure, we use the contractual rate of the security (that is, coupon rate) for fixed-rate securities. For variable-rate securities, we use an implied forward curve rather than the spot interest rate. This is because we believe the implied forward curve provides the best estimate of cash flows expected to be collected. For adjustable-rate securities with initial fixed interest rates, we calculate a security’s effective interest rate using a blend of the initial fixed interest rate over the fixed period and the adjustable-rate or rates for periods subsequent to the first fixed period. The initial discount rate for a fixed-, variable-, or adjustable-rate security is consistent with the same rate that was used to project the cash flows expected to be collected on that security. For example, an implied forward curve is used to discount our variable-rate securities.

We account for the OTTI investment security as if the investment security had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI related to credit losses recognized in non-interest income (loss).

The amount of the total OTTI related to other factors also is recognized in AOCI. The new carrying value is not changed for subsequent recoveries in fair value. As of the measurement date, a new accretable yield is calculated on the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. This is also re-evaluated quarterly. Additionally, the OTTI recognized in AOCI for investment securities classified as held-to-maturity is accreted from AOCI to the amortized cost of the investment security over the remaining life of the investment security in a prospective manner on the basis of the amount and timing of future estimated cash flows. That accretion increases the carrying value of the investment security and continues until we sell the investment security, it matures, or there is additional OTTI recognized into earnings.

For OTTI occurrences subsequent to the initial occurrence, the cash flows expected to be collected are discounted using a rate equal to the current yield used to accrete the investment security. Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in AOCI.

Significant Inputs Used to Calculate OTTI

Beginning with the second quarter of 2009, consistent with the objectives in the FHFA guidance, as discussed in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations, the FHLBs formed an OTTI Governance Committee (the “OTTI Committee”) with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBs to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee charter was approved on June 11, 2009 and provides a formal process by which the other FHLBs can provide input on and approve the assumptions.

In accordance with the FHFA guidance, an FHLB may engage another FHLB to perform the cash flow analysis underlying its OTTI determination. Each FHLB is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields. FHLBs that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBs. With respect to such commonly-owned securities, the FHLB of San Francisco performed the cash flow analysis underlying the Bank’s other-than-temporary impairment determination.

In order to promote consistency in the application of the assumptions, inputs, and implementation of the OTTI methodology, the FHLBs have established control procedures whereby the FHLBs performing cash flow

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Committee. These FHLBs exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

For the period ending June 30, 2009, we have completed our OTTI analysis and made our OTTI determination utilizing the key modeling assumptions, inputs, and methodologies approved by the OTTI Committee.

To assess whether the entire amortized cost bases of our private-label MBS will be recovered, we performed a cash flow analysis for each security that was determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the duration and magnitude of the unrealized loss, credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement.

For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash flow analysis for each of these securities, we used two models provided by an independent third party. The first model considers borrower characteristics and the particular attributes of the loans underlying the securities in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets.

Our housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase 1 percent in the first year, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2009 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents the results based on the inputs in the previous paragraph we used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2009:

								Current
	Unpaid	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
	Principal	Weighted		Weighted		Weighted		Weighted
Classification	Balance	Average %	Range %	Average %	Range %	Average %	Range %	Average %	Range %
Prime	$2,231	16.7%	10.0% - 22.2%	35.2%	0.0% - 51.5%	38.8%	0.0% - 43.3%	12.0%	7.7% - 29.3%

Alt-A	187	11.9%	10.2% - 16.1%	65.3%	53.4% - 69.5%	46.8%	43.3% - 49.3%	17.3%	12.6% - 21.5%

Subprime	759	9.1%	6.4% - 22.5%	73.6%	40.1% - 84.1%	66.3%	60.4% - 77.7%	28.1%	0.0% - 45.7%

Total	$3,177

For the three and six months ending June 30, 2009, we recognized total OTTI, noncredit losses, and net OTTI as shown below. In 2008, under different accounting principles then in effect, we recognized total OTTI of $30 million and $63 million for the comparable three and six month periods. These losses were not broken down into credit or non-credit components.

	Balance Sheet					Income Statement
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-credit Loss (Recovery)	Total OTTI
For the three months ended June 30, 2009:
AFS securities	$187	$165	$(83)	$12	$94	$8	$(14)	$(6)
HTM securities[1]	2,990	2,749	(1,140)	28	1,637	116	134	250

Total OTTI impairment	$3,177	$2,914	$(1,223)	$40	$1,731	$124	$120	$244

For the six months ended June 30, 2009:
AFS securities	$187	$165	$(83)	$12	$94	$19	$27	$46
HTM securities	3,006	2,762	(1,142)	28	1,648	191	1,049	1,240

Total OTTI impairment	$3,193	$2,927	$(1,225)	$40	$1,742	$210	$1,076	$1,286

[1]	Only HTM securities that were impaired for the three months ending June 30, 2009 were included in these amounts.

We recognized credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses were recognized in AOCI since we do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost basis. We recognized no OTTI charges on our other HTM and AFS MBS in unrealized loss positions because we expect to recover the entire amortized cost basis, we do not intend to sell, and we believe it is more likely than not that we will not be required to sell these securities prior to recovering their amortized cost basis.

The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining life as an increase to the carrying value, since we ultimately expect to collect these amounts. During the three and six months ending June 30, 2009, we recorded accretion of $72 million and $83 million.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables show the roll-forwards of the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities where there was also an additional non-credit portion (recognized into AOCI).

For the three months ended June 30, 2009

	HTM	AFS	Total

Balance April 1, 2009	$125	$14	$139

Additions:

Credit losses on securities for which OTTI was not previously recognized	12	-	12

Credit losses on securities for which an OTTI charge was previously recognized	104	8	112

Total OTTI recognized three months ended June 30, 2009	116	8	124

Reductions:

None	-	-	-

Balance June 30, 2009	$241	$22	$263

For the six months ended June 30, 2009

	HTM	AFS	Total

Balance January 1, 2009 [1]	$50	$3	$53

Additions:

Credit losses on securities for which OTTI was not previously recognized	66	5	71

Credit losses on securities for which an OTTI charge was previously recognized	125	14	139

Total OTTI recognized six months ended June 30, 2009	191	19	210

Reductions:

None	-	-	-

Balance June 30, 2009	$241	$22	$263

[1]	Due to cumulative effect adjustment from the adoption of new accounting standards effective January 1, 2009. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Unrealized Temporary Losses on our AFS and HTM Portfolios

The first table below breaks out AFS and HTM securities in an unrealized loss position at June 30, 2009 by type of security and by whether or not OTTI charges were recognized. The second table below summarizes only those AFS and HTM securities with unrealized losses as of December 31, 2008.

	Less than 12 Months				12 Months or More			Total
June 30, 2009	Fair Value		Gross Unrealized Losses	Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value	Gross Unrealized Losses	Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value		Gross Unrealized Losses	Non-Credit OTTI Recognized in AOCI (Loss)
Available-for-Sale Securities

Non-MBS:
Government-guaranteed	$1,028	$	*	$-	$-	$-	$-	$1,028	$	*	$-
Small Business Administration / Small Business Investment Companies	254		(4)	-	-	-	-	254		(4)	-
MBS:
Government-sponsored enterprises residential	2,095		(21)	-	-	-	-	2,095		(21)	-
Government-guaranteed residential	386		(1)	-	-	-	-	386		(1)	-
Private-label residential	-		-	-	94	(2)	(71)	94		(2)	(71)

Total	$3,763		$(26)	$-	$94	$(2)	$(71)	$3,857		$(28)	$(71)

Held-to-Maturity Securities

Non-MBS:
Small Business Administration / Small Business Investment Companies	$21	$	*	$-	$-	$-	$-	$21	$	*	$-
State or local housing agency obligations	2		*	-	1	*	-	3		*	-
MBS:
Government-sponsored enterprises residential	2		*	-	2	*	-	4		*	-
MPF Shared Funding	-		-	-	253	(12)	-	253		(12)	-
Private-label residential	1		*	-	1,384	(4)	(829)	1,385		(4)	(829)
Private-label home equity	55		(13)	-	686	(135)	(313)	741		(148)	(313)
Private-label commercial	-		-	-	9	*	-	9		*	-

Total	$81		$(13)	$-	$2,335	$(151)	$(1,142)	$2,416		$(164)	$(1,142)

*	Less than $1 million

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
MBS:
Private-label	$-	$-	$41	$(41)	$41	$(41)

Total temporarily impaired	$-	$-	$41	$(41)	$41	$(41)

Held-to-Maturity Securities
Non-MBS: Small Business Administration / Small Business Investment Companies	$7	$(1)	$-	$-	$7	$(1)
MBS:
Government-sponsored enterprises	586	(17)	-	-	586	(17)
MPF Shared Funding	-	-	288	(16)	288	(16)
Private-label	1,384	(635)	975	(528)	2,359	(1,163)

Total temporarily impaired	$1,977	$(653)	$1,263	$(544)	$3,240	$(1,197)

Gains and Losses on Trading Securities

The net gains (losses) on trading securities for the periods indicated were as follows:

	Three months		Six months
For the periods ended June 30,	2009	2008	2009	2008

Net realized gain (loss)	$-	$-	$-	$-

Net unrealized gain (loss)	(2)	(15)	(11)	*

Net gain (loss) on trading securities	$(2)	$(15)	$(11)	$-

*	Less than $1 million

The following table presents the fair value of trading securities, including MBS:

Fair values as of:	June 30, 2009	December 31, 2008
Non-MBS:

Government-sponsored enterprises	$1,102	$838

Temporary liquidity guarantee program (FDIC-TLGP)	532	-

Total Non-MBS	1,634	838

MBS:

Government-sponsored enterprises	21	24

Government-guaranteed	4	4

Total MBS	25	28

Total trading securities	$1,659	$866

Gains and Losses on AFS Securities

In the six months ending June 30, 2009 we had proceeds of $353 million from the sale of AFS securities. We had no sales from the AFS portfolio during the first six months of 2008. The realized gains and losses from the sales of these securities were as follows:

	Three months		Six months
For the periods ended June 30,	2009	2008	2009	2008

Realized gain	$-	$-	$19	$-

Realized loss	-	-	-	-

Net realized gain (loss) from sale of AFS securities	$-	$-	$19	$-

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Maturity Terms

The following table presents the amortized cost and fair value of AFS and HTM securities by contractual maturity. Expected maturities of some securities, ABS, and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to prepay such loans.

	Available-for-Sale		Held-to-Maturity
June 30, 2009	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS by Year of Maturity -
Due in one year or less	$82	$84	$190	$190
Due after one year through five years	100	100	421	443
Due after five years through ten years	382	378	55	55
Due after ten years	601	607	45	45

Total non-MBS	1,165	1,169	711	733

ABS:
FFELP student loans ABS	5,083	5,094	-	-

MBS:
Government-sponsored enterprises - Residential	4,070	4,112	10,262	10,698
Government-guaranted - Residential	624	626	16	17
MPF Shared funding	-	-	265	253
Private-label residential	167	94	2,238	1,406
Private-label home equity	-	-	1,221	760
Private-label commercial	-	-	84	84

Total MBS	4,861	4,832	14,086	13,218

Total	11,109	$11,095	14,797	$13,951

Adjustments from amortized cost to carrying value:
AFS unrealized gains (losses), net	57
Adjustment for non-credit losses	(71)		(1,142)
Carrying value on Statements of Condition	$11,095		$13,655

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

For accounting policies concerning advances, see Note 8 on page F-18 in our 2008 Form 10-K. At June 30, 2009, we had advances outstanding to members at interest rates ranging from 0.31% to 8.47%.

The following table presents our advances by redemption terms:

As of June 30, 2009	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$9,722	2.76%	$9,748	$14,414
One to two years	4,291	3.45%	4,631	4,371
Two to three years	2,262	3.71%	1,977	2,476
Three to four years	2,043	3.56%	2,065	1,576
Four to five years	1,069	2.46%	1,066	983
More than five years	7,388	2.87%	7,288	2,955

Total par value	26,775	3.03%	$26,775	$26,775

Hedging adjustments	417

Total advances	$27,192

We offer advances to members that may be prepaid on call dates without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by the advance borrower paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance. At June 30, 2009 and December 31, 2008, we had callable advances of $1.7 billion for both periods.

We also offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates, which we would typically exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At June 30, 2009 and December 31, 2008, we had putable advances outstanding totaling $7.1 billion and $8.1 billion.

The following table presents our advances by interest-rate payment terms:

	June 30, 2009	December 31, 2008
Detail of advances by type-
Fixed-rate	$19,607	$28,192
Variable-rate	7,168	9,338

Total par value of advances	26,775	37,530
Hedging adjustments	417	609
Fair value option adjustments	-	1

Total advances	$27,192	$38,140

As of June 30, 2009 no advance borrower had over 10% of total advances outstanding. At December 31, 2008 we had $4.4 billion in advances outstanding to Bank of America, N.A., which was 12% of total advances outstanding, with no other advance borrower over 10%. On October 17, 2008, LaSalle Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district.

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

“MPF Loans” refer to conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program. In September of 2008, we began offering the MPF Xtra™ product to our PFIs. Under the MPF Xtra product, we purchase MPF Loans from PFIs and concurrently sell them to Fannie Mae as a third-party investor. References to MPF Loans as they relate to the MPF Xtra product exclude mortgage loan participations.

The following table summarizes our MPF Loan information:

	June 30, 2009	December 31, 2008
MPF Loans - single-family
Medium term (15 years or less):
Conventional	$8,301	$9,657
Government [1]	208	230

Total medium term	8,509	9,887

Long term (over 15 years):
Conventional	14,578	17,897
Government [1]	3,543	3,861

Total long term	18,121	21,758

Total par value	26,630	31,645

Agent fees, premium (discount)	116	150
Loan commitment basis adjustment	(13)	(16)
Hedging adjustments	237	311
Receivable from future performance credit enhancement fees	3	2
Allowance for credit loss	(9)	(5)

Total MPF Loans held in portfolio, net	$26,964	$32,087

[1]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

MPF Loans held in our portfolio are placed on non-performing (non-accrual) status when it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the MPF Loan is well-secured and in the process of collection. We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. We had $27 million and $19 million of MPF Loans on non-performing status at June 30, 2009 and December 31, 2008.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans that are on non-performing status, and that are viewed as collateral-dependent loans, are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment. We had impaired MPF Loans of $18 million and $12 million at June 30, 2009 and December 31, 2008. An allowance of $3 million was allocated to these loans at June 30, 2009 and less than $1 million at December 31, 2008.

The average balance for impaired MPF Loans was $16 million and $15 million for the three and six months ended June 30, 2009 compared to $8 million for the three and six months ended June 30, 2008. Interest income recognized on impaired MPF Loans was less than $1 million for all periods presented.

When assets have been received in satisfaction of debt, or as a result of actual foreclosures and in-substance foreclosures, MPF Loans are reclassified at fair value as real estate owned in other assets. We had $40 million and $35 million in MPF Loans classified as real estate owned in other assets, which had been foreclosed but not yet liquidated at June 30, 2009 and December 31, 2008. For further detail on MPF Loans classified as non-performing, impaired, or real estate owned see Note 9 on page F-19 in our 2008 Form 10-K.

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

For the six months ended June 30, 2009, we collected $6 million in fees in connection with the purchase and concurrent sale of $2.4 billion of MPF Xtra loans. Of the fees collected we recognized earned fee revenue of less than $1 million for both the three and six month periods, the remainder being deferred and to be recognized over the life of the loans.

During the six months ended June 30, 2009, we were required to repurchase less than $1 million in MPF Xtra Loans from Fannie Mae, which in turn were repurchased by the PFIs. We incurred no losses on these repurchases.

Note 8 – Allowance for Credit Losses

We have not recorded any allowance for credit losses on our advances. At June 30, 2009 and December 31, 2008, we had rights to collateral with an estimated value greater than the outstanding advances. See Security Terms in Note 8 – Advances on page F-19 in our 2008 Form 10-K for additional information regarding collateral.

Our allowance for MPF Loan credit losses represents management’s estimate of probable losses inherent in our MPF Loan portfolio. MPF Loans sold to Fannie Mae under the MPF Xtra product are not held in our portfolio and therefore are not included in our allowance for credit losses.

The following table presents the changes in the allowance for credit losses on MPF Loans for the periods indicated:

	Three months		Six months
For the periods ended June 30,	2009	2008	2009	2008

Balance, beginning of period	$8	$2	$5	$2
Chargeoffs	(1)	*	(1)	*
Recoveries	-	-	-	-
Provision for credit losses	2	-	5	-

Balance, end of period	$9	$2	$9	$2

*	Less than $1 million

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Consolidated Obligations

For accounting policies, the description of interest rate payment terms, and other additional information concerning consolidated obligations, see Note 14 on page F-24 in our 2008 Form 10-K.

The following table summarizes our consolidated obligation discount notes outstanding. Discount notes can have terms ranging from one day to one year in length.

	June 30, 2009	December 31, 2008

Par value outstanding	$40,318	$29,484
Carrying value outstanding	$40,286	$29,466
Weighted average rate at period-end	0.28%	0.64%
Daily average outstanding for the year-to-date period	$37,130	$19,353
Weighted average rate for the year-to-date period	0.44%	2.22%
Highest outstanding at any month-end during the year-to-date period	$43,018	$29,466

The following table presents interest rate payment terms at the time of issuance for the types of consolidated obligation bonds for which we are the primary obligor.

	June 30, 2009	December 31, 2008

Consolidated obligation bonds:
Fixed-rate non-callable	$35,355	$40,591
Fixed-rate callable	5,610	13,471
Floating-rate	350	975
Step-up	75	50
Inverse floating-rate	50	50

Total par value	41,440	55,137

Bond discounts, net	(36)	(39)
Hedging adjustments	(406)	207
Fair value option adjustments	1	-

Total consolidated obligation bonds	$40,999	$55,305

The following table summarizes consolidated obligation bonds for which we were the primary obligor by redemption terms:

June 30, 2009	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$10,579	3.89%	$12,559
One to two years	7,122	4.06%	7,307
Two to three years	5,482	4.60%	5,587
Three to four years	4,490	4.45%	4,516
Four to five years	4,070	5.00%	4,031
More than five years	9,697	5.32%	7,442

Total par value	41,440	4.52%	$41,442

Bond discounts, net	(36)
Hedging adjustments	(406)

Fair value option adjustments	1

Total consolidated obligation bonds	$40,999

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

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. No members had concentrations of capital stock greater than or equal to 10% of total capital stock at June 30, 2009 or December 31, 2008.

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

The C&D Order we entered into with the Finance Board on October 10, 2007, includes an additional minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we continue to include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. Our non-mortgage asset ratio on an average monthly basis was above 11% at June 30, 2009, thus we were subject to the 4.76% ratio. At December 31, 2008, our non-mortgage asset ratio was below 11%, thus we were subject to the 4.50% ratio.

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Regulatory Capital
	Requirement in effect		Actual
	Ratio	Amount	Ratio	Amount

June 30, 2009	4.76%	$4,278	5.16%	$4,638

December 31, 2008	4.50%	$4,146	4.70%	$4,327

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At June 30, 2009 and December 31, 2008, we had an aggregate amount of $3.801 billion and $3.787 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS), a liability on our statements of condition, when a member requests withdrawal from membership or its membership is otherwise terminated, such as when it is acquired by an entity outside of our district. In addition, we reclassify equity to MRCS when a member requests to redeem excess capital stock above their capital stock “floor” in connection with repayment of advances, as permitted under the C&D Order and further described in Note 17 – Regulatory Actions in our 2008 Form 10-K on page F-28. For regulatory purposes, MRCS is considered a part of regulatory capital. The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

	Dollar Amount		Member Count
Six months ended June 30,	2009	2008	2009	2008

MRCS at January 1,	$401	$22	16	12

Membership withdrawals, net	17	13	7	5
Mergers / move - out-of-district	*	152	2	7
FDIC receivership	8	-	2	-
Incremental advance requests [1]	86	-	21	-
Redemptions of MRCS	(86)	(7)	(21)	(5)

MRCS at end of period	$426	$180	27	19

*	Less than $1 million
[1]	We redeem excess capital stock above the related member’s capital stock floor as permitted under the C&D Order as described in Note 17- Regulatory Actions in our 2008 Form 10-K on page F-28.

Under the terms of the C&D Order, as amended, except as discussed in footnote 1 to the table above, any other capital stock repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require approval of the Deputy Director, Division of FHLB Regulation of the FHFA (Deputy Director). We do not believe the denial of stock redemption requests affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this denial delays the timing of an eventual mandatory redemption.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI for the periods indicated:

	AFS	AFS OTTI Non-Credit	HTM [1]	HTM OTTI Non-Credit	Cash Flow Hedges	Retirement Plans	Total
Balance, December 31, 2007	$(13)	$-	$(138)	$-	$(98)	$(2)	$(251)

Net unrealized gain (loss)	(76)	-	-	-	7	1	(68)

Reclassification adjustment for (gain) loss recognized into net income (loss)	-	-	39	-	18	-	57

Total other comprehensive income (loss)	(76)	-	39	-	25	1	(11)

Balance June 30, 2008	$(89)	$-	$(99)	$-	$(73)	$(1)	$(262)

Balance December 31, 2008	$12	$-	$(76)	$-	$(576)	$1	$(639)

January 1, 2009, cumulative effect non-credit impairment adjustment [2]	-	(56)	-	(177)	-	-	(233)

Net unrealized gain (loss) non-credit		(41)	-	(1,177)	-	-	(1,218)

Net unrealized gain (loss) subsequent changes	64	12	-	-	239	-	315

Reclassification adjustments from AOCI into income:

Net interest (income) expense	-	*	9	4	20	-	33
Net impairment (gains) losses	-	14	30	125	-	-	169
Realized net (gain) loss on sale of available-for-sale securities	(19)	-	-	-	-	-	(19)
Derivatives and hedging activities	-	-	-	-	(5)	-	(5)
Compensation and benefits	-	-	-	-	-	*	-
Accretion from OTTI Noncredit to HTM asset	-	-	-	83	-	-	83

Total other comprehensive income (loss)	45	(15)	39	(965)	254	-	(642)

Balance June 30, 2009	$57	$(71)	$(37)	$(1,142)	$(322)	$1	$(1,514)

*	= less than $1 million
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

[2]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

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

Spread risk is the yield relationship of a financial instrument relative to a reference yield curve, usually LIBOR. Spread risk reflects the supply and demand dynamics for a particular financial instrument. The Option-Adjusted Spread (OAS) is the spread between the yield on the financial instrument and the reference yield curve, less the estimated cost of embedded options. Spread risk may also reflect credit risk. Although we are exposed to spread risk, we do not actively manage spread risk because our interest-earning assets and interest-bearing liabilities are predominantly held to contractual maturity. We invest in GSE obligations, mortgage assets, the taxable portion of state or local housing finance agency securities, and FFELP student loan ABS. The interest rate and prepayment risk associated with these assets are managed through a combination of debt issuance and derivatives. The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected maturities of these investments, primarily depending on changes in interest rates.

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

Members may enter into interest rate derivatives directly with us. In these situations, we enter into offsetting interest rate derivatives with non-member counterparties in cases where we are not using the interest rate derivative for our own hedging purposes. This provides smaller members access to the derivatives market.

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

We measure and manage market exposure through four measurements: duration, convexity, curve, and volatility.

•	Duration measures our exposure to parallel interest rate shifts. We do not forecast interest rates, nor take specific duration positions against such forecasts.

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

We manage duration, convexity, curve, and volatility as part of our hedging activities. We analyze the risk of our mortgage assets on a regular basis and consider the interest rate environment under various rate scenarios. We also perform analyses of the duration and convexity of the portfolio. We hedge the duration and convexity of MPF Loans by using a combination of derivatives placed in either relationships using hedge accounting or in economic hedge relationships. Duration and convexity risks arise principally because of the prepayment option

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

embedded in our MPF Loans. As interest rates become more volatile, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity, as discussed below, may increase resulting in an increase in hedging costs.

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

Accounting for Derivatives – All derivatives are recognized on the statements of condition at fair value and are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with either a recognized asset or liability or stream of variable cash flows (a cash flow hedge); or (3) an economic hedge that does not qualify for derivative hedge accounting.

Derivative Hedge Accounting – In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. We prepare formal contemporaneous documentation at the inception and designation of a hedging relationship. Our formal documentation identifies the following:

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

We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, we assess hedge effectiveness using the shortcut method. Under the shortcut method we periodically review each hedge relationship to ensure that none of the terms of the interest rate swap and hedged item have changed. Provided that no terms have changed, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. If all the criteria are met, we apply the shortcut method to a qualifying fair value hedge when the relationship is designated on the trade date of both the

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

interest rate swap and the hedged item (for example, advances or consolidated obligation bonds are issued), even though the hedged item is not recognized for accounting purposes until the transaction settlement date, provided that the period of time between the trade date and the settlement date of the hedged item is within established conventions for that marketplace.

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

Discontinuance of Derivative Hedge Accounting – We discontinue derivative hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) a hedged firm commitment no longer meets the definition of a firm commitment.

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

When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

host contract and (2) a separate, stand-alone instrument with the same terms qualifies as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) were to be measured at fair value, with changes in fair value reported in current earnings (e.g. an investment security classified as “trading”), or if we could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be recorded at fair value. We currently do not hold any embedded derivative instrument that requires bifurcation from its host contract.

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

Cash Flow Hedges

Anticipated Discount Notes – Our hedge objective is to mitigate the variability of cash flows associated with the benchmark interest rate, London Interbank Offer Rate (LIBOR), of variable interest streams associated with the recurring maturity and re-issuance of short-term fixed rate discount notes. The variability in cash flows associated with each new issuance of discount notes results from changes in the benchmark interest rate, LIBOR, over a specified hedge period caused by the recurring maturity and re-issuance of short-term fixed-rate discount notes over that hedge period. Our hedge strategy may involve the use of forward starting swaps to hedge this variability in cash flows due to changes in LIBOR so that a fixed-rate is secured over the life of the hedge relationship. In effect, we are changing what would otherwise be deemed a variable-rate liability into a fixed-rate liability. The total principal amount at issuance of the discount notes (i.e. net proceeds) and the total principal amount of the discount notes on an ongoing basis is equal to or greater than the total notional on the actual swaps used as hedging instruments. We document at hedge origination, and on an ongoing basis, that our forecasted issuances of discount notes are probable. We measure effectiveness each period using the hypothetical derivative method. The purpose of this measurement is to reclassify the amount of hedge ineffectiveness from AOCI to derivatives and hedging activities in the periods where the actual swap has changed in fair value greater than the hypothetical swap’s changes in fair value.

We also may use an option to hedge a specified future variable cash stream as a result of rolling over short-term fixed-rate financial instruments such as discount notes. The option will effectively cap the variable cash stream at a predetermined target rate. Hedge effectiveness is assessed monthly using the hypothetical derivative method.

Anticipated CO Bonds – We may enter into an interest rate swap as a hedge of an anticipated issuance of debt to effectively lock in a spread between an interest-earning asset and the cost of funding. All amounts deemed effective are recorded in AOCI, while amounts deemed ineffective are recorded in current earnings. The swap is terminated upon issuance of the instrument, and amounts reported in AOCI are reclassified into earnings over the periods in which earnings are affected by the variability of the cash flows of the debt that was issued. Hedge effectiveness is assessed using the hypothetical derivative method.

Accounting for Failed Forecast of Anticipated Debt Transactions – During 2008, our ability to enter into long-term cash flow hedges was tainted by the non-occurrence of certain anticipated issuances of consolidated obligation bonds. As a result, we do not anticipate entering into such long-term cash flow hedges until we have demonstrated the capability to make reliable forecasts of anticipated long-term debt transactions.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Variable-Rate Advances – We may use an option to hedge a specified future variable cash flow of variable-rate LIBOR-based advances. The option will effectively cap, or floor, the variable cash flow at a predetermined target rate. Hedge effectiveness is assessed monthly using the hypothetical derivative method that is used to assess and measure the effectiveness of a purchased option used in a cash flow hedge. For effective hedges using options, the option premium is reclassified out of AOCI using the caplet/floorlet method. Specifically, the initial basis of the instrument at the inception of the hedge is allocated to the respective caplets or floorlets comprising the cap or floor. All subsequent changes in fair value of the cap or floor, to the extent deemed effective, are recognized in AOCI. The change in the allocated fair value of each respective caplet or floorlet is reclassified out of AOCI when each of the corresponding hedged forecasted transactions impacts earnings.

Fair Value Hedges

Consolidated Obligation Bonds – We manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, when a fixed-rate consolidated obligation is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation. We also hedge the LIBOR benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a floating rate liability and has an offsetting call option(s) to terminate the interest rate swap. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain (1) fixed-rate consolidated obligations (non-callable) and (2) fixed-rate callable consolidated obligations.

Available-for-Sale Securities – We use interest rate swaps to hedge AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark interest rate of LIBOR by effectively converting fixed-rate securities into floating rate assets to reduce our exposure to rising interest rates. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness under the long-haul method. AFS securities are measured at fair value with changes in fair value reported in AOCI; however, in the case of a fair value hedge, the adjustment of its carrying amount is recognized in earnings rather than in AOCI in order to offset the gain or loss on the hedging instrument. The gain or loss (that is, the change in fair value) on the AFS securities attributable to the hedged risk is the amount that is recognized currently in derivatives and hedging activities in our statement of income. Any gain or loss on these securities that is not attributable to the hedged risk is still recognized into AOCI.

Advances – With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain (1) fixed-rate advances (non-putable) and (2) fixed-rate putable advances. The swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. Our potential loss due to credit risk as of the balance sheet date is based on the fair value of our derivative assets. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. At June 30, 2009 and December 31, 2008, our maximum credit risk as defined above was $227 million and $260 million.

We transact most of our derivatives with major financial institutions and major broker-dealers, of which some, or their affiliates, buy, sell, and distribute consolidated obligations.

We held collateral consisting of securities and cash with a fair value of $246 million and $269 million as of June 30, 2009 and December 31, 2008. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and may be held by the member for our benefit.

Derivatives Exposures to Lehman Brothers Special Financing, Inc.

As of June 30, 2009, we continued to owe a net amount of $6 million to Lehman Brothers Special Financing Inc. (LBSFI) under an ISDA Master Agreement, as further discussed in “Accounting Issues Related to Lehman Derivative Termination” on page F-42 in our 2008 Form 10-K. It is possible that we may incur additional costs associated with the final settlement procedures with LBSFI, but we do not expect those costs to be material.

Financial Statement Impact and Additional Financial Information

Our net payments on derivative financing activities during the six months ended June 30, 2009 were $44 million. We perform an evaluation to determine whether an upfront fee received represents a financing activity. Specifically, if an upfront fee received represents more than an insignificant amount, then the initial and subsequent cash flows associated with the derivative are reported on a net basis as a financing activity in our statement of cash flows. We have interpreted the term “insignificant” as denoting an amount that is less than 10% of the present value of an at-the-market derivative’s fully prepaid amount.

Our derivative instruments contain provisions that may require us to post additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2009 is $840 million for which we have posted collateral of $775 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, we would be required to post up to an additional $59 million of collateral to our counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivative instruments as of June 30, 2009.

As of June 30, 2009	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships -
Interest rate swaps	$28,785	$73	$(1,368)
Interest rate swaptions	2,855	72	-
Interest rate caps or floors	2,675	255	-
Interest rate futures/TBA	662	-	-

Total	34,977	400	(1,368)

Derivatives not in hedge accounting relationships -
Interest rate swaps	10,105	140	(130)
Interest rate swaptions	17,702	344	-
Interest rate futures/TBA	950	2	-
Mortgage delivery commitments	1	-	-

Total	28,758	486	(130)

Total before adjustments	$63,735	886	(1,498)

Netting adjustments		(634)	634

Cash collateral and cash collateral related accrued interest		(197)	-

Total adjustments [1]		(831)	634

Derivative assets and liabilities as reported on statements of condition		$55	$(864)

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

	December 31, 2008
For the period ending	Notional	Fair Value
Interest rate swaps:
Fair value	$33,012	$(623)
Cash flow	6,447	(756)
Economic	9,264	(168)

Total	48,723	(1,547)

Interest rate swaptions:
Fair value	3,930	181
Economic	10,797	272

Total	14,727	453

Interest rate caps/floors:
Cash flow	2,675	337
Economic	-	-

Total	2,675	337

Interest rate futures/TBAs:
Fair value	999	2
Economic	450	(1)

Total	1,449	1

Delivery commitments of MPF Loans:
Economic	-	-

Total	$67,574	(756)

Accrued interest, net at period end		(45)
Cash collateral		(164)

Net derivative balance		$(965)

Derivative assets		$102
Derivative liabilities		(1,067)

Net derivative balance		$(965)

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

Gain (loss) for period ended June 30, 2009	Three Months	Six Months
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$22	$29
Other	2	(11)

Total net gain (loss) related to fair value hedge ineffectiveness	24	18

Total net gain (loss) related to cash flow hedge ineffectiveness	2	4

Derivatives not designated as hedging instruments under hedge accounting-

Economic hedges-
Interest rate swaps	213	462
Interest rate swaptions	(117)	(428)
Interest rate futures/TBA	1	2
Net interest settlements	(1)	(8)

Total gains (losses) on derivatives not in hedge accounting relationships	96	28

Net gains (losses) on derivatives and hedging activities	$122	$50

Gain (loss) for period ended June 30, 2008	Three Months	Six Months
Fair value hedge ineffectiveness	$(12)	$(32)
Cash flow hedge ineffectiveness	-	-
Cash flow hedge [1]	-	-
Gain (loss) on economic hedges	(8)	(50)

Net gain (loss) on derivatives and hedging activities	$(20)	$(82)

[1]	Related to cash flow hedges on the early extinguishment of debt, including debt transferred to other FHLBs.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income.

Three months ended June 30, 2009	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Hedged item type -
Advances	$110	$(107)	$3	$(85)
Consolidated obligations - bonds	(442)	464	22	43
MPF Loans held for portfolio	58	(59)	(1)	(18)

Total	$(274)	$298	$24	$(60)

Six months ended June 30, 2009
Hedged item type -
Advances	$188	$(186)	$2	$(162)
Consolidated obligations - bonds	(622)	654	32	93
MPF Loans held for portfolio	59	(75)	(16)	(36)

Total	$(375)	$393	$18	$(105)

[1]	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

	Effective Portion			Ineffective Portion
Three months ended June 30, 2009	Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified From AOCI into Income	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Derivatives and Hedging Activities
Advances - interest rate floors	$(57)	Interest income	$(3)	$-
Consolidated obligation bonds - interest rate swaps	-	Interest expense	(2)	-
Discount notes - interest rate caps	-	Interest expense	(3)	-
Discount notes - interest rate swaps	210	Interest expense	(1)	3

Total	$153		$(9)	$3

Six months ended June 30, 2009
Advances - interest rate floors	$(91)	Interest income	$(6)	$-
Consolidated obligation bonds - interest rate swaps	-	Interest expense	(4)	-
Discount notes - interest rate caps	-	Interest expense	(8)	-
Discount notes - interest rate swaps	330	Interest expense	(2)	5

Total	$239		$(20)	$5

Over the next 12-month period, we expect that $7 million of deferred cash flow hedging charges recorded in AOCI as of June 30, 2009, will be recognized as a reduction to net interest income. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 10 years.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Estimated Fair Value

For accounting policies concerning fair value, see Note 23 on page F-43 in our 2008 Form 10-K

Fair Value Option

We have elected the fair value option for certain newly acquired financial assets and liabilities. Under fair value accounting guidance, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on financial assets or liabilities carried at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are no longer amortized and instead are immediately recognized into other non-interest income or other non-interest expense.

Short-term consolidated obligation bonds and advances may not pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance, despite the fact that the interest rate swaps used to hedge such liabilities and assets have matching terms. Accordingly, in cases where we hedge these short-term consolidated obligation bonds and advances, we elect the fair value option in order to better match the change in fair value of the bond or advance with the interest rate swap economically hedging it.

The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option from December 31, 2008 to June 30, 2009:

	Advances	Consolidated Obligation Bonds
Balance, December 31, 2008	$201	$-

New transactions elected for fair value option	-	(2,115)
Maturities and terminations	(200)	-
Net gain (loss) on instruments held at fair value	(1)	(1)

Balance, June 30, 2009	$-	$(2,116)

The following table presents the income statement effects from changes in fair values for items where we elected the fair value option in 2009. There were no changes in fair value due to changes in credit risk. We did not elect the fair value option for any items in the corresponding 2008 periods.

Three months ended June 30, 2009		Interest income / expense	Net gain (loss) on instruments held at fair value	Total changes in fair value included in current period earnings
Consolidated obligation bonds		$(1)	$(1)	$(2)

Six months ended June 30, 2009
Advances	$	*	$(1)	$(1)
Consolidated obligation bonds		(1)	(1)	(2)

*	Less than $1 million

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for items where we selected the fair value option:

At June 30, 2009	Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Consolidated obligation bonds	$(2,115)	$(2,116)	$(1)

At December 31, 2008
Advances	$200	$201	$1

Fair Value Hierarchy

Outlined below is the application of the fair value hierarchy to our financial assets and liabilities.

Level 1: Quoted Prices in Active Markets for Identical Assets

Our Level 1 financial assets and financial liabilities include certain derivative contracts that are traded in an active exchange market; for example: futures and options on futures.

Level 2: Significant Other Observable Inputs

Our Level 2 category includes certain debt instruments issued by U.S. government-sponsored enterprises, certain TBA contracts (a contract for the purchase or sale of an MBS to be delivered at an agreed-upon future date but does not include a specified pool number and number of pools or precise amount to be delivered),

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

certain mortgage-backed debt securities issued by government-sponsored enterprises that trade in liquid over-the-counter markets and certain consolidated obligation bonds and advances carried at fair value under the fair value option.

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

We use an internal model to value certain investment securities when a quoted market price or third party provided price is unavailable. The internal model uses an income approach, utilizing market based inputs for comparable securities, and we consider such valuations to be level 2. For certain private-label MBS investments, including certain AFS and HTM securities, which are valued on a non-recurring basis, we believe that they are traded in inactive markets.

At June 30, 2009, we used internal assumptions and modeling related to expected cash flows for a portion of our private-label MBS portfolio, which is classified as HTM or AFS on the basis that fair values received from a third-party pricing service represented fair values of distressed sales. The determination was based on the significant bid-ask spread in the markets for these securities and the limited volume of trades relative to historical levels that existed when the market was not distressed (i.e., 2007) as well as other relevant factors such as the intervention of the U.S. Government into the financial markets.

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

Derivative Assets – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivative assets. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We and each derivative counterparty have bilateral collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets in the statements of condition as presented.

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

Derivative Liabilities – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment for our aggregate exposure to our derivative counterparties when measuring the fair value of our derivatives liabilities. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We and each derivative counterparty have bilateral collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative liabilities in the statements of condition as presented.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis:

As of June 30, 2009	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets -
Trading securities:
GSE debt non-MBS	$-	$1,102	$-	$-	$1,102
Other non-MBS debt	-	532	-	-	532
Other U.S. obligations residential MBS	-	4	-	-	4
GSE residential MBS	-	21	-	-	21

Total Trading Securities	-	1,659	-	-	1,659

AFS securities:
Other U.S. obligations non-MBS	-	779	-	-	779
GSE debt non-MBS	-	289	-	-	289
Other non-MBS debt	-	100	-	-	100
FFELP student loan ABS	-	5,095	-	-	5,095
Other U.S. obligations residential MBS	-	626	-	-	626
GSE residential MBS	-	4,112	-	-	4,112
Private-label residential MBS	-	-	94	-	94

Total AFS Securities	-	11,001	94	-	11,095

Derivative assets	2	856	28	(831)	55

Total assets at fair value	$2	$13,516	$122	$(831)	$12,809

Level 3 as a percent of total assets at fair value			1%

Liabilities -
Consolidated obligation bonds	$-	$2,116	$75	$-	$2,191
Derivative Liabilities	-	1,498	-	(634)	864

Total liabilities at fair value	$-	$3,614	$75	$(634)	$3,055

Level 3 as a percent of total liabilities at fair value			2%

As of December 31, 2008	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets:
Trading securities	$-	$866	$-	$-	$866
Advances	-	201	-	-	201
AFS securities	-	2,038	104	-	2,142
Derivative assets	1	220	45	(164)	102

Total assets at fair value	$1	$3,325	$149	$(164)	$3,311

Liabilities:
Consolidated obligation bonds	$-	$-	$91	$-	$91
Derivative Liabilities	-	1,067	-	-	1,067

Total liabilities at fair value	$-	$1,067	$91	$-	$1,158

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents a reconciliation of certain financial assets and financial liabilities that are measured at fair value on the statements of condition using Level 3 inputs for the six months ended June 30, 2009.

	Level 3 Assets/Liabilities
	AFS Securities Private-label MBS CMO	Derivative Assets	Consolidated Obligation Bonds
Beginning Balance, December 31, 2008	$104	$45	$(91)

Gains (losses) realized and unrealized:

Changes in fair value (included in derivatives & hedging activities on statements of income)	-	(17)	16
Included in AOCI	(10)	-	-

Ending Balance June 30, 2009	$94	$28	$(75)

Total gain (loss) in earnings for change in realized gain(loss) for instruments held at period end	$-	$(17)	$16

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

The following table presents these financial assets by level within the valuation hierarchy as of June 30, 2009, for which a non-recurring fair value measurement has been recorded.

	Fair Value Measurements as of June 30, 2009 Using			Three months ended June 30, 2009
	Level 1	Level 2	Level 3	Credit (Loss) Reported in Earnings
Assets:
Impaired HTM securities
Private-label residential MBS	$-	$-	$824	$(56)[1]
Private-label home equity loan MBS	-	-	308	(60)[2]
Impaired MPF Loans [3]	-	-	15	(3)
Real Estate Owned [4]	-	-	45	-

Total non-recurring assets	$-	$-	$1,192	$(119)

*	Less than $1 million
[1]

A total of $21 million of the $56 million in credit losses presented do not relate to the private-label residential MBS disclosed as Level 3 as of June 30, 2009. Instead, the $21 million in credit losses relate to private-label residential MBS that incurred credit losses but did not incur additional declines in fair value.

[2]

A total of $2 million of the $60 million in credit losses presented do not relate to the private-label equity loan MBS disclosed as Level 3 as of June 30, 2009. Instead, the $2 million in credit losses relate to private-label equity loan MBS that incurred credit losses but did not incur additional declines in fair value.

[3]

In accordance with FASB accounting guidance, a $3 million decline in fair value was allocated to the allowance for credit losses related to Impaired MPF Loans. Impaired MPF Loans are carried in our statement of condition at amortized cost of $18 million at June 30, 2009.

[4]

We estimate the fair value of Real Estate Owned using a current broker price opinion when available. If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales of Real Estate Owned excluding estimated selling costs. In accordance with FASB accounting guidance, $5 million of estimated selling costs were netted out of Real Estate Owned. The net balance carried in our statements of condition at June 30, 2009 was $40 million.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying values and estimated fair values of our financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$19	$19	$130	$130

Federal Funds sold and securities purchased under agreements to resell	8,790	8,790	1,580	1,580
Trading securities	1,659	1,659	866	866
Available-for-sale securities	11,095	11,095	2,142	2,142
Held-to-maturity securities	13,655	13,951	16,595	15,728
Advances [1]	27,192	27,395	38,140	38,334
MPF Loans held in portfolio, net	26,964	27,512	32,087	32,553
Accrued interest receivable	287	287	367	367
Derivative assets	55	55	102	102

Total Financial Assets	$89,716	$90,763	$92,009	$91,802

Financial Liabilities
Deposits	$1,186	$1,186	$757	$757

Securities sold under agreements to repurchase	1,200	1,232	1,200	1,243
Consolidated obligations -
Discount notes	40,286	40,892	29,466	29,480
Bonds [2]	40,999	43,627	55,305	58,267
Accrued interest payable	355	355	567	567
Mandatorily redeemable capital stock	426	426	401	401
Derivative liabilities	864	864	1,067	1,067
Subordinated notes	1,000	960	1,000	1,083

Total Financial Liabilities	$86,316	$89,542	$89,763	$92,865

[1]	Advances carried at fair value option: $0 as of June 30, 2009 and $201 million at December 31, 2008.
[2]	Consolidated obligation bonds carried at fair value option: $2.116 billion as of June 30, 2009 and $0 at December 31, 2008.

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

The par value of outstanding consolidated obligations for the FHLBs was $1.056 trillion and $1.252 trillion at June 30, 2009 and December 31, 2008. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the FHFA.

Our other commitments at the dates shown were as follows:

	June 30, 2009	December 31, 2008
MPF Xtra mortgage purchase commitments [1]	$848	$347
Standby letters of credit	716	857
Unsettled consolidated obligation bonds	290	-
Standby bond purchase agreements	245	168
Unconditional software license renewal fees	9	8
Delivery Commitments for MPF Loans	1	-
Advance commitments	1	1
[1]	These are commitments outstanding to purchase MPF Xtra mortgage loans from our PFIs. We have a concurrent commitment to resell these loans to Fannie Mae.

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

	June 30, 2009	December 31, 2008
Assets-
Advances	$855	$1,150
Interest receivable - advances	3	4

Liabilities-
Deposits	$59	$17

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

	June 30, 2009	December 31, 2008
Liabilities-
Deposits	$8	$9

Other FHLBs participating in the MPF Program must make deposits with us to support their transactions in the program. These deposits are reported on our statements of condition within interest-bearing deposits, with the respective changes being recorded as financing activities on our statements of cash flows.

The following table summarizes transactions we had with other FHLBs as reported in the statements of income:

Three months ended June 30,	2009	2008
Other Income - MPF Program transaction service fees	$1	$2

Six months ended June 30,
Other Income - MPF Program transaction service fees	$3	$3
Loss on extinguishment of debt transferred to other FHLBs	(5)	-

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

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows.

Three months ended June 30,	2009	2008
Financing activities
Net change in deposits	$1	$(1)

Six months ended June 30,
Investing activities
Purchase of MPF Loan participations from other FHLBs	$-	$9

Financing activities
Net change in deposits	$(1)	$(2)
Transfer of consolidated obligation bonds to other FHLBs	(112)	-

MPF Loan participation interests purchased are recorded as investing activities in our statements of cash flows in MPF Loans - purchases (from other FHLBs).

During the second quarter of 2009, we purchased $2.1 billion of MPF Loans from the FHLB Des Moines and concurrently sold them to Fannie Mae. We received a nominal fee for this transaction to cover our expenses incurred.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; general economic and market conditions, including the timing and volume of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral securing advances to our members; changes in the value of and risks associated with our investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections; changes in our ability or intent to hold mortgage-backed securities to maturity; changes in mortgage interest rates and prepayment speeds on mortgage assets; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; changes in the financial health of our members; competitive forces, including the availability of other sources of funding for our members; changes to our capital structure from a new capital plan; our ability to attract and retain skilled employees; changes implemented by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 or otherwise; the impact of new business strategies; our ability to successfully transition to a new business model and implement business process improvements; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; instability in the credit and debt markets and the effect on future funding costs, sources and availability; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services, including new types of collateral used to secure advances; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules; the volatility of reported results due to changes in the fair value of certain assets and liabilities and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in this Form 10-Q on page 87 and in our 2008 Form 10-K on page 23. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

	Three months ended					Six months ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	June 30, 2009	June 30, 2008
Selected statements of income data
Interest income	$753	$788	$936	$935	$903	$1,541	$1,901
Interest expense	594	644	839	883	881	1,238	1,848
Provision for credit losses	2	3	2	1	-	5	-

Net interest income	157	141	95	51	22	298	53
Non-interest income (loss)	(2)	(151)	(61)	10	(63)	(153)	(141)
Non-interest expense	29	29	34	28	33	58	64
Assessments	23	-	-	-	-	23	-

Net income (loss)	$103	$(39)	$-	$33	$(74)	$64	$(152)

Selected ratios and data - annualized
Net income (loss) to average assets	0.46%	-0.17%	0.00%	0.14%	-0.33%	0.14%	-0.34%
Return on average equity	24.82%	-6.42%	0.00%	4.61%	-10.31%	6.26%	-10.34%
Total average equity to average assets	1.84%	2.67%	2.95%	3.09%	3.16%	2.26%	3.29%
Non-interest expense to average assets	0.13%	0.13%	0.14%	0.12%	0.15%	0.13%	0.14%
Interest spread between yields on interest-earning assets and liabilities	0.58%	0.53%	0.31%	0.09%	-0.05%	0.55%	-0.03%
Net interest margin on interest-earning assets	0.70%	0.64%	0.42%	0.23%	0.10%	0.67%	0.12%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Selected statements of condition data
Federal Funds sold and securities purchased under agreements to resell	$8,790	$3,010	$1,580	$550	$7,265
Investment securities	26,409	18,062	19,603	20,513	16,599
Advances	27,192	31,197	38,140	35,469	34,679
MPF Loans held in portfolio, net of allowance for credit losses	26,964	29,825	32,087	32,841	33,763
Total assets	89,870	83,750	92,129	91,369	92,827
Total deposits	1,186	1,352	757	1,063	808
Total consolidated obligations, net [1]	81,285	76,162	84,771	83,882	85,923
Subordinated notes	1,000	1,000	1,000	1,000	1,000
Total liabilities	88,172	82,298	89,842	88,478	90,034
Capital stock	2,375	2,355	2,386	2,561	2,548
Retained earnings	837	734	540	540	507
Accumulated other comprehensive income (loss)	(1,514)	(1,637)	(639)	(210)	(262)
Total capital	1,698	1,452	2,287	2,891	2,793

Other selected data
Regulatory capital and Designated Amount of subordinated notes	$4,638	$4,498	$4,327	$4,279	$4,235
Regulatory capital to assets ratio [2]	5.16%	5.37%	4.70%	4.68%	4.56%
All FHLBs consolidated obligations outstanding (par) [3]	$1,055,864	$1,135,380	$1,251,542	$1,327,904	$1,255,475
Number of members	814	814	816	819	825
Number of advance borrowers [4]	571	581	598	591	571
Headcount (full-time)	319	313	313	310	315
Headcount (part-time including summer interns)	21	8	8	6	9
Advances as a percent of total assets	30%	37%	41%	39%	37%
MPF Loans as a percent of total assets	30%	36%	35%	36%	36%
[1]	Total consolidated obligations, net, represents the consolidated obligations for which we are the primary obligor.
[2]	The regulatory capital to assets ratio includes the Designated Amount of subordinated notes in regulatory capital.
[3]	We are jointly and severally liable for the consolidated obligations of the other FHLBs. See Note 14 – Consolidated Obligations on page F-24 in the 2008 Form 10-K.
[4]	Advance borrowers are members or former members that have an outstanding advance in the period.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

We recorded net income of $103 million for the quarter ending June 30, 2009. Net interest income and income from derivative and hedging activities more than offset the net impact of $124 million of other-than-temporary impairment (OTTI) charges on our private-label MBS portfolio. While the hedging activities produced positive results in the second quarter, such outcomes are highly variable and indicative of the continued complexity of the balance sheet and, therefore, should not be interpreted as a trend. While we are making progress in transitioning our investments away from fixed-rate mortgages, our results may continue to be impacted by volatility in derivative values and hedging expenses for some time to come. Additional highlights from the quarter are as follows:

•

Total assets fell 2% from year-end 2008 to $89.9 billion at June 30, 2009, as the availability of government funding programs and other sources of market liquidity, high levels of customer deposits, and the sluggish economy contributed to our members’ reduced borrowing needs. Advances outstanding at the end of the second quarter 2009 were $27.2 billion, 29% less than at year-end 2008.

•

Retained earnings at June 30, 2009 were $837 million, 55% higher than year-end 2008; $233 million of this increase resulted from changes in the accounting treatment of OTTI impairments on our private-label MBS portfolio. On January 1, 2009, we recorded a cumulative effect of non-credit impairment adjustments for the prior year of $233 million in accordance with new accounting guidance on the recognition and presentation of OTTI, as further discussed in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

•	We remain in compliance with all of our regulatory capital requirements.

Summary of Financial Results

Net interest income for the quarter ending June 30, 2009, was $157 million, compared to $22 million in the second quarter of the previous year. Interest income for the second quarter of 2009 of $753 million was 17% lower than interest income of $903 million in the second quarter of 2008, reflecting the lower rate environment, lower advance levels, and the continuing reduction of our holdings of higher-yielding MPF Loans in portfolio due to prepayments. As we have previously disclosed, we have undertaken an investment strategy focused on agency MBS and other lower-credit risk investments in an effort to reduce the underlying risk profile of the investment portfolio and simplify the hedging activities associated with it.

Interest expense fell 33% from $881 million in the second quarter of 2008 to $594 million as we called higher-cost debt and replaced it with shorter-term, lower-cost discount notes.

Non-interest loss of $2 million resulted primarily from a $124 million net charge on the other-than-temporary impairment of our private-label MBS investment portfolio, offsetting income of $122 million from derivative and hedging activities.

The OTTI net charge represents anticipated credit losses (those due to projected cash shortfalls on the underlying securities), excluding non-credit losses (primarily the result of current market conditions). We analyze our portfolio of mortgage-backed securities each quarter to assess both credit and non-credit losses. We expect that we will experience additional OTTI charges in future reporting periods, but cannot predict the level of those charges.

Income from derivatives and hedging activities for the second quarter of 2009 of $122 million reflects the continuing volatility in the market and its effect on the concentration of mortgage assets and associated hedges on our balance sheet. Because of the continuing interest rate volatility, we can expect continuing fluctuation in derivatives and hedging income/expense. During the second quarter of 2009, we terminated a portion of fair value hedges of consolidated obligation bonds that resulted in $155 million of deferred hedging adjustments on the underlying bonds. These costs will be amortized into interest expense over the remaining life of the underlying consolidated obligations as such bonds remain outstanding. As the composition of the balance sheet transitions from one with mortgages making up the majority of assets to one where advances and investments that are less sensitive to interest rate volatility predominate, we expect to continue to see fluctuations in the income and losses from derivatives and hedging. As we make progress in this transition, we expect a reduction in significant fluctuations in the impact of hedging on income in future years.

Advances fell $10.9 billion (29%) from $38.1 billion at year-end 2008 to $27.2 billion at the end of the second quarter of 2009, a reversal of the upward trend in advances over the course of 2008. We believe that this decrease reflects members’ reduced borrowing needs resulting from the availability of liquidity through various federal government funding programs, an increase in deposits for many of our members, and the state of the economy. While members across our district have experienced reduced demand, the reduction in advances was concentrated in two large institutions.

We were able to provide unusually high levels of liquidity to members during the height of the credit crisis in 2008,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

illustrating our ability to react quickly to changes in member needs. While remaining a reliable source of liquidity to our members is a crucial role for this Bank, our focus on growing our advances portfolio is to, over time, increase the amount of term financing used by our members. Increasing the advances book in this manner is core to our strategy for transitioning the Bank over the next few years.

Total MPF Loans held in portfolio were $27.0 billion at June 30, 2009, a reduction of $5.1 billion (16%) from year-end 2008 and down $6.8 billion from the second quarter of 2008. Since the MPF Xtra product was introduced in September 2008, approximately 169 of our PFIs have activated MPF Xtra master commitments and more than 85% of them have delivered loans. The rate environment in the first half of 2009 prompted increases in the volume of loans sold through the MPF Xtra product, surpassing $2.3 billion to-date for our members and $0.1 billion for the members of other participating FHLBs. Three other FHLBs began offering the MPF Xtra product to their PFIs during the second quarter of 2009.

Member Credit, Member Collateral, Member Cooperative

Twelve of our members have been resolved by the Federal Deposit Insurance Corporation through the time of filing on August 12, 2009. Our advances were either fully repaid at the time of the resolution or the outstanding obligations were assumed by other financial institutions. We continue to see the effects of the economy stressing some members’ earnings and capital positions and expect to see additional resolutions in the coming months.

Rating Change

On July 13, Standard and Poor’s upgraded the Bank’s counterparty credit rating to AA+ with a stable outlook. S&P cited the Bank’s “strong asset quality, solid balance-sheet liquidity, low funding costs, and improving but adequate risk management.”

Capital Stock Conversion

We are in the midst of discussions with our regulator regarding a capital stock conversion plan. We believe that stabilizing our capital stock is fundamental to the successful transition of the Bank. We wish to convert as expeditiously as possible so that we can turn our attention to the execution of tactical plans designed to:

•	expand our member relationships, including the use of advances, letters of credit, and the MPF Xtra product;

•	complete the transition of the balance sheet; and

•	appropriately scale our operating expenses.

Financial Outlook

We are in the midst of a transition from a business model that had become increasingly reliant on single-family, fixed-rate mortgages supported by voluntary stock, to a more traditional FHLB model supported by advances to our members. This “Advances” Bank model features the following general concepts:

•

The scale of the Bank will be defined by the size of the advances book, such that the spread on the advances book is expected to cover operating expenses for the Bank, except for those associated with the MPF Program: We believe that the size of the advances book will, over time, determine the funding available to cover operating expenses.

•

A plan to use the anticipated spread on the investment book to grow retained earnings and to pay an appropriate dividend to members when earnings and risk considerations merit such a payment: In order to provide for growth in retained earnings and restore at least a nominal dividend once a sustainable level of profitability is restored, we plan to continue to direct our investment decisions toward instruments that have limited credit risk and that we believe are simpler to hedge.

•

The MPF Program is expected to be supported by fees: We plan to continue to offer off-balance sheet MPF products on a fee-for-service basis. The operating expenses associated with supporting other FHLBs in the program will be offset by fees from the participating banks.

Our goal is to transition the Bank so that it generates consistent earnings, builds retained earnings, restores at least a nominal dividend, and, ultimately, provides enhanced liquidity for members’ stock.

We expect that our balance sheet will continue to be impacted by volatility in the financial markets. Further, we have experienced and anticipate further prepayments of our MPF and MBS assets. Although these assets have prepaid, in many cases the funding for these assets remains outstanding. OTTI charges are highly dependent on economic conditions and could increase in future quarters if such conditions deteriorate. In addition, our future results may be constrained by economic scenarios and political decisions outside of our control.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Interest income	$753	$903	-17%	$1,541	$1,901	-19%
Interest expense	594	881	-33%	1,238	1,848	-33%
Provision for credit losses	2	-	n/m	5	-	n/m

Net interest income	157	22	614%	298	53	462%
Non-interest income (loss)	(2)	(63)	97%	(153)	(141)	-9%
Non-interest expense	29	33	-12%	58	64	-9%
Assessments	23	-	n/m	23	-	n/m

Net income (loss)	$103	$(74)	239%	$64	$(152)	142%

Net interest margin on interest-earning assets	0.70%	0.10%	0.60%	0.67%	0.12%	0.55%

n/m = not meaningful

Increase (Decrease) in Net Interest Income Due to Changes in Volume/Rates

The following table details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, the change due to the combined volume/rate variance has been allocated to rate. The calculation is based on a comparison of average balances and rates for the three and six months ended June 30, 2009 versus June 30, 2008.

	For the three months ended			For the six months ended
	June 30, 2009 versus 2008			June 30, 2009 versus 2008
Increase (decrease) in net interest due to	Volume	Rate	Net Change	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$7	$(43)	$(36)	$(2)	$(98)	$(100)
Total investments	127	(29)	98	217	(55)	162
Advances	(41)	(80)	(121)	(28)	(239)	(267)
MPF Loans held in portfolio	(75)	(16)	(91)	(121)	(34)	(155)

Total interest-earning assets	$18	$(168)	$(150)	$66	$(426)	$(360)

Liabilities and Capital
Interest bearing deposits	$1	$(5)	$(4)	$-	$(13)	$(13)
Securities sold under agreements to repurchase	-	(5)	(5)	-	(14)	(14)
Consolidated obligation discount notes	133	(192)	(59)	290	(444)	(154)
Consolidated obligation bonds	(274)	56	(218)	(458)	30	(428)
Mandatorily redeemable capital stock	-	-	-	-	-	-
Subordinated notes	-	(1)	(1)	-	(1)	(1)

Total interest-bearing liabilities	$(140)	$(147)	$(287)	$(168)	$(442)	$(610)

Net interest income on interest-earning assets before allowance for credit losses	$158	$(21)	$137	$234	$16	$250

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Average Balances/Net Interest Margin/Rates

The following tables detail the components of net interest income.

•

Contractual Interest and Yield/Rate are based on average amortized cost balances including premium and discount amortization of $18 million and $12 million on MPF Loans held in portfolio during the three months ended June 30, 2009 and 2008, and $33 million and $23 million for the corresponding six month periods.

•

Total Interest and Effective Yield/Rate includes all other components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, prepayment fees, and credit enhancement fees. The impact on net interest income related to prior hedging activities is also shown separately as hedge accounting amortization.

•	Non-accrual MPF Loans held in portfolio are included in average balances used to determine the yield.

•

Average balances and yields are computed using amortized cost balances. They do not include changes in fair value that are reflected as a component of stockholders’ equity, nor do they include the effect of OTTI related to non-credit losses.

For the three months ended June 30, 2009	Average Balance	Contractual Interest		Total Interest	Effective	Hedge Accounting Amortization
		Income/ Expense	Yield/ Rate		Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$8,283	$4	0.19%	$4	0.19%	$-
Investments	25,286	269	4.26%	269	4.26%	-
Advances	29,006	221	3.05%	157	2.17%	(15)
MPF Loans held in portfolio	27,677	363	5.25%	323	4.67%	2

Total Interest Income	90,252	857	3.80%	753	3.34%	(13)

Deposits	1,184	1	0.34%	1	0.34%	-
Securities sold under agreements to repurchase	1,200	7	2.33%	7	2.33%	-
Consolidated obligation discount notes	40,346	36	0.36%	40	0.40%	4
Consolidated obligation bonds	41,904	493	4.71%	532	5.08%	32
Mandatorily redeemable capital stock	424	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.60%	14	5.60%	-

Total Interest Expense	86,058	551	2.56%	594	2.76%	36

Net interest margin on interest earning assets	$90,252	$306	1.36%	$159	0.70%	$(49)

Interest Spread			1.24%		0.58%

Average interest-earning assets to interest-bearing liabilities					104.87%

For the three months ended June 30, 2008
Federal Funds sold and securities purchased under agreements to resell	$7,033	$40	2.23%	$40	2.23%	$-
Investments	14,509	170	4.73%	171	4.73%	-
Advances	34,124	310	3.59%	278	3.22%	1
MPF Loans held in portfolio	33,763	446	5.32%	414	4.90%	-

Total Interest Income	89,429	966	4.32%	903	4.02%	1

Deposits	1,069	5	2.00%	5	2.00%	-
Securities sold under agreements to repurchase	1,201	12	4.03%	12	4.03%	-
Consolidated obligation discount notes	17,084	92	2.14%	99	2.29%	7
Consolidated obligation bonds	65,988	773	4.69%	750	4.55%	6
Mandatorily redeemable capital stock	179	-	0.00%	-	0.00%	-
Subordinated notes	1,000	15	5.68%	15	5.69%	-

Total Interest Expense	86,521	897	4.14%	881	4.07%	13

Net interest margin on interest earning assets	$89,429	$69	0.31%	$22	0.10%	$(12)

Interest Spread			0.18%		-0.05%

Average interest-earning assets to interest-bearing liabilities					103.36%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For the six months ended June 30, 2009	Average Balance	Contractual Interest		Total Interest	Effective	Hedge Accounting Amortization
		Income/ Expense	Yield/ Rate		Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$7,291	$7	0.19%	$7	0.19%	$-
Investments	22,357	497	4.45%	497	4.45%	-
Advances	31,546	472	2.99%	349	2.21%	(20)
MPF Loans held in portfolio	29,088	765	5.26%	688	4.73%	3

Total Interest Income	90,282	1,741	3.86%	1,541	3.41%	(17)

Deposits	1,103	1	0.18%	1	0.18%	-
Securities sold under agreements to repurchase	1,200	17	2.83%	17	2.83%	-
Consolidated obligation discount notes	37,130	71	0.38%	82	0.44%	11
Consolidated obligation bonds	45,793	1,072	4.68%	1,110	4.85%	42
Mandatorily redeemable capital stock	416	-	0.00%	-	0.00%	-
Subordinated notes	1,000	28	5.60%	28	5.60%	-

Total Interest Expense	86,642	1,189	2.74%	1,238	2.86%	53

Net interest margin on interest earning assets	$90,282	$552	1.22%	$303	0.67%	$(70)

Interest Spread			1.12%		0.55%

Average interest-earning assets to interest-bearing liabilities					104.20%

For the six months ended June 30, 2008
Federal Funds sold and securities purchased under agreements to resell	$7,458	$107	2.83%	$107	2.83%	$-
Investments	13,574	334	4.94%	335	4.94%	-
Advances	33,057	644	3.85%	616	3.69%	(2)
MPF Loans held in portfolio	33,980	899	5.32%	843	4.96%	1

Total Interest Income	88,069	1,984	4.51%	1,901	4.30%	(1)

Deposits	1,092	14	2.53%	14	2.53%	-
Securities sold under agreements to repurchase	1,201	31	5.06%	31	5.06%	-
Consolidated obligation discount notes	16,570	223	2.67%	236	2.82%	13
Consolidated obligation bonds	65,192	1,557	4.78%	1,538	4.72%	17
Mandatorily redeemable capital stock	144	-	0.00%	-	0.00%	-
Subordinated notes	1,000	29	5.68%	29	5.69%	-

Total Interest Expense	85,199	1,854	4.35%	1,848	4.33%	30

Net interest margin on interest earning assets	$88,069	$130	0.30%	$53	0.12%	$(31)

Interest Spread			0.16%		-0.03%

Average interest-earning assets to interest-bearing liabilities					103.37%

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

The increase in total net interest income was principally due to the following:

•

During the three and six months ended June 30, 2009, we continued to increase our holdings in agency mortgage-backed securities and we invested in FFELP student loan ABS to reduce the negative effect to earnings caused by the prepayment of mortgage assets and maturities of advances during the periods.

•

During the three and six months ended June 30, 2009, we continued to replace a portion of our longer-term, higher-rate term debt with shorter-term, lower yielding discount notes. As a result, we were able to take advantage of the lower funding costs on short-term debt prior to the anticipated prepayment of our mortgage assets. For a discussion of how this funding strategy may impact us, see page 29 in the Risk Factors section of our 2008 Form 10-K.

The increase in net interest income was partially offset by the following:

•

We had a decline in member demand for advances in the three and six months ended June 30, 2009 compared to the same periods in 2008, in addition to a reduction in the yields we earned on our remaining Advance portfolio. We believe that the decrease in demand reflects members’ reduced borrowing needs resulting from the availability of liquidity through various federal government funding programs, an increase in deposits for many of our members, and the state of the economy. While members across our district have experienced reduced demand, the reduction in advances was concentrated in two large institutions. We also experienced an increase in advance prepayment activity, and the amount of advance prepayment fees included in interest income was $11 million and $14 million for the three and six months ended June 30, 2009, compared to less than $1 million and $12 million for the corresponding periods of 2008.

•

As of June 30, 2009, MPF Loans held in portfolio, which historically have been higher yielding assets for us, fell more than $5 billion from December 31, 2008, and were down $6.8 billion from June 30, 2008 as the low mortgage rate environment increased prepayment activity during that time. Therefore the interest income earned from MPF Loans was reduced.

•

We hedge our duration and convexity profile by using a combination of derivatives placed in hedge accounting relationships. As our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain hedge accounting relationships were de-designated. This has resulted in hedging adjustments of consolidated obligations, MPF Loans and amounts in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments continued to negatively impact our net interest income in the first three and six months of 2009. Over the next three 12-month periods, we expect that $7 million, $10 million, and $13 million of deferred cash flow hedging charges recorded in AOCI as of June 30, 2009, will be recognized as a reduction to net interest income.

Non-Interest Income

	Three Months		Six Months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Non-interest income (loss) -
OTTI impairment charges, net	$(124)	$(30)	$(210)	$(63)
Trading securities	(2)	(15)	(11)	-
Sale of available-for-sale securities	-	-	19	-
Derivatives and hedging activities	122	(20)	50	(82)
Instruments held at fair value option	(1)	-	(2)	-
Early extinguishment of debt	-	-	(5)	-
Other, net	3	2	6	4

Total non-interest income (loss)	$(2)	$(63)	$(153)	$(141)

Other-Than-Temporary Impairment

During the three and six months ended June 30, 2009, we recognized OTTI charges on certain private-label MBS investments collateralized primarily by first-lien mortgages to subprime borrowers. In estimating our expected credit loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities, prepayment rates, and projected delinquency rates which ultimately factor in our estimated future recovery of expected cash flows. See Note 5 – Investment Securities to the financial statements for further detail.

Derivatives and Hedging Activities

Non-interest income (loss) also includes net gains or losses from derivatives and hedging activities and net gains or losses on economically hedged trading securities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We hedge our duration and convexity profile by using a combination of derivatives placed in fair value, cash flow, or economic hedge relationships as defined under hedge accounting standards. We continually evaluate our hedging policies and practices in an effort to minimize the negative impact on future earnings, while maintaining what we believe is a prudent approach to managing our market risk.

Our results from derivatives and hedging activities, and the change in fair value on our economically hedged trading securities, resulted in gains of $120 million and $39 million for the three and six months ended June 30, 2009, as detailed below:

Fair Value Hedges

•

Fair value hedges of consolidated obligation bonds resulted in a net gain of $22 million and $32 million for the three and six months ended June 30, 2009. The majority of this ineffectiveness resulted from the difference in rate sensitivities between interest rate swaps used as hedges and the consolidated obligation bonds being hedged by those swaps. In addition, we terminated a portion of fair value hedges of consolidated obligation bonds that resulted in $155 million of deferred hedging adjustments on the underlying bonds. These costs will be amortized into interest expense over the remaining life of the underlying consolidated obligations as such bonds remain outstanding.

•

We recorded a loss of $16 million hedging the duration and convexity of a portion of our MPF Loans during the six months ended June 30, 2009, as the options purchased to offset the embedded prepayment option lost value as the contractual term of the options neared expiration.

Economic Hedges

•

Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration and convexity risks associated with a portion of our MPF Loan portfolio. Throughout 2008 and early 2009, we called a large portion of our callable debt and relied more on the use of economic hedges with interest rate derivatives to hedge our MPF Loan portfolio. In general, rising interest rates, even in the short-term, will have a positive short-term impact on derivative and hedging activities, and may result in temporary gains being recognized. In general, as rates fall and the likelihood of prepayment of the underlying mortgage portfolio increases, it becomes more expensive to hedge the portfolio. During the three months ended June 30, 2009, compared to the first quarter of 2009, interest rate volatility increased significantly in an upward trending interest rate environment, which positively impacted the value of some of these economic hedges and resulted in a $93 million and $27 million gain during the three and six months ended June 30, 2009. As market volatility stabilizes, as it did during the first quarter of 2009, these gains are expected to reverse in subsequent periods.

•

A portion of our trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the changes in fair value on the trading securities. During the three and six months ended June 30, 2009, we recognized unrealized losses on trading securities of $2 million and $11 million and losses from the interest rate swaps hedging these securities of $1 million in both periods. The loss on trading securities was mainly due to the widening of spreads between LIBOR and government agency securities in the first quarter of 2009, in addition to a rise in LIBOR offsetting a tightening of those spreads during the second quarter of 2009.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities that were recorded as a component of non-interest income (loss):

	Three months ended June 30, 2009				Three months ended June 30, 2008
	Fair Value	Cash Flow	Economic	Total	Fair Value	Cash Flow	Economic	Total
Hedged Item -
Advances	$3	$-	$-	$3	$(1)	$-	$-	$(1)
Consolidated obligations	22	3	2	27	(4)	-	-	(4)
Trading securities	-	-	-	-	-	-	14	14
MPF Loans	(1)	-	93	92	(7)	-	(20)	(27)
Delivery commitments on MPF Loans	-	-	*	*	-	-	(2)	(2)

Total derivatives and hedging activities	$24	$3	$95	122	$(12)	$-	$(8)	(20)

Change in fair value on trading securities				(2)				(15)

Total				$120				$(35)

	Six months ended June 30, 2009				Six months ended June 30, 2008
	Fair Value	Cash Flow	Economic	Total	Fair Value	Cash Flow	Economic	Total
Hedged Item -
Advances	$2	$-	$-	$2	$(1)	$-	$-	$(1)
Consolidated obligations	32	5	1	38	(16)	-	-	(16)
Trading securities	-	-	(1)	(1)	-	-	(6)	(6)
MPF Loans	(16)	-	27	11	(15)	-	(39)	(54)
Delivery commitments on MPF Loans	-	-	*	*	-	-	(5)	(5)

Total derivatives and hedging activities	$18	$5	$27	50	$(32)	$-	$(50)	(82)

Change in fair value on trading securities				(11)				-

Total				$39				$(82)

* less than $1 million

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Early Extinguishment of Debt

During the first quarter of 2009, we extinguished a portion of our term debt in anticipation of the prepayment of our mortgage assets in a lower mortgage rate environment. We recognized a loss of $5 million on early debt extinguishments during the period, which was offset by a gain of $6 million on the sale of AFS securities economically hedging the extinguished debt. We did not have any early debt extinguishment during the second quarter of 2009 or during the three and six months ended June 30, 2008.

Non-Interest Expense

	Three months		Six months
For the periods ended June 30,	2009	2008	2009	2008

Compensation and benefits -
Wages & benefits	$13	$11	$24	$25
Incentive plans	3	2	6	3
Severance	*	5	*	6

Compensation and benefits	16	18	30	34

Professional fees	3	5	5	7

Amortization and depreciation	4	4	8	9

Finance Board/Finance Agency & Office of Finance expenses	2	1	3	2

Other expense -
Occupancy costs	1	2	2	3
Office relocation costs	*	1	*	1
Other operating expenses	3	2	10	8

Other expense	4	5	12	12

Total non-interest expense	$29	$33	$58	$64

* less than $1 million

We continue to make progress on our strategic objective to reduce non-interest expenses, which are down 12% and 9% for the three and six months ended June 30, 2009 from the same periods in 2008. Much of this decrease reflects minimal severance costs to date in 2009 compared to the same period in 2008.

Our decision to move our office to a smaller, more economical space during the third quarter of 2009 is expected to reduce future operating expenses. However, as we continue to improve our systems and operations by investing in automation and process redesign, future costs may temporarily offset expense reductions with a goal of decreasing expenses on a long-term basis.

Assessments

AHP and REFCORP assessments are calculated as a percentage of income before assessments, calculated on an annualized year-to-date basis. Losses in one quarter may be used to offset income in other quarters, but only within the same calendar year. Losses for an entire year can not be carried back or carried forward and used as a credit against other years.

We adopted new OTTI accounting guidance effective January 1, 2009. The initial effect of adoption was to recognize a cumulative effect adjustment to the opening balance of our retained earnings of $233 million. This adjustment had no impact on our AHP or REFCORP expense or accruals.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

All comparisons in the following narrative in this section are based on the below table, comparing June 30, 2009 to December 31, 2008 unless otherwise stated.

As of:	June 30, 2009	December 31, 2008	Change
Assets

Cash and due from banks	$19	$130	-85%
Federal Funds sold and securities purchased under agreement to resell	8,790	1,580	456%
Investment securities	26,409	19,603	35%
Advances	27,192	38,140	-29%
MPF Loans held in portfolio, net	26,964	32,087	-16%
Other assets	496	589	-16%

Total assets	$89,870	$92,129	-2%

Liabilities and Capital

Consolidated obligation discount notes	$40,286	$29,466	37%
Consolidated obligation bonds	40,999	55,305	-26%
Other liabilities	5,887	4,071	45%
Subordinated notes	1,000	1,000	-

Total liabilities	88,172	89,842	-2%

Capital stock	2,375	2,386	0%
Retained earnings	837	540	55%
Accumulated other comprehensive income (loss)	(1,514)	(639)	-137%

Total capital	1,698	2,287	-26%

Total liabilities and capital	$89,870	$92,129	-2%

Regulatory capital stock plus Designated Amount of subordinated notes	$3,801	$3,787	0%

Cash and due from banks

We held minimal excess cash directly at the Federal Reserve Bank at June 30, 2009, due in part to more favorable investment alternatives such as the Federal Funds market or other investment security markets.

Federal Funds Sold and Securities Purchased under Agreements to Resell

We have increased our outstanding Federal Funds sold and securities purchased under agreements to resell as advances and mortgage-related assets have paid down; which provided us necessary liquidity to support member advances, purchase replacement assets, and manage our regulatory capital ratios.

Investment Securities

Consistent with our strategy of reinvesting proceeds from the paydown in mortgage related assets, our investment securities balance increased, primarily as we have begun purchasing alternative investments that we believe have lower credit risk and that are easier to hedge, such as FFELP student loan ABS, as approved by the FHFA. At June 30, 2009, we held $5.1 billion in such ABS.

The following table summarizes our investment securities by issuer with a carrying value exceeding 10% of our total capital:

Issuer as of June 30, 2009	Carrying Value	Fair Market Value

Fannie Mae	$10,185	$10,477
Freddie Mac	6,011	6,175
SLM Student Loan Trust SLMA 2009-1 A	2,208	2,208
SLM Student Loan Trust SLMA 2009-2 A	1,858	1,858
SLM Student Loan Trust SLMA 2009-1 A1	1,029	1,029
Ginnie Mae	646	647
Citibank, NA (TLGP)	401	401
All Others	4,071	3,910

Total Investments	$26,409	$26,705

At June 30, 2009 and December 31, 2008, we did not hold any collateralized debt obligation (CDO) securities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Advances

The following table sets forth the outstanding par amount of advances of the largest five advance borrowers:

	Five Largest Advance Borrowers
As of	June 30, 2009		December 31, 2008
	Par	%	Par	%
M & I Marshall & Ilsley Bank	$2,601	10%	$2,600	7%
Harris National Association	2,375	9%	2,375	6%
Bank of America [1]	2,251	8%	4,416	12%
State Farm, F.S.B.	1,750	7%	n/a	-
PNC Financial Services Group, Inc. [2]	1,343	5%	n/a	-
One Mortgage Partners Corp. [3]	n/a	-	2,900	8%
Associated Bank, National Association	n/a	-	2,718	7%
All Other Members	16,455	61%	22,521	60%

Total advances at par	$26,775	100%	$37,530	100%

n/a	Was not in the top five list for the date indicated.
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

Advances fell from year-end 2008 to the end of the second quarter of 2009, a reversal of the upward trend in advances over the course of 2008. We believe that this decrease reflects members’ reduced borrowing needs resulting from the availability of liquidity through various federal government funding programs, an increase in deposits for many of our members, and the state of the economy. While members across our district have experienced reduced demand, the reduction in advances was concentrated in two large institutions.

MPF Loans

Due to economic conditions, we experienced higher rates of prepayments of MPF Loans during the first six months of 2009 compared to historical trends. The decline in market mortgage rates made it economical for a greater number of existing borrowers to refinance their mortgages. If mortgage rates stay at historically low levels, we would expect prepayments to remain at elevated levels. However, if mortgage rates increase, we would expect early prepayments on our MPF Loan portfolio to slow. We can not predict the extent to which future mortgage rates will rise or fall.

In addition, while we no longer enter into master commitments to acquire new MPF Loans for investment on our balance sheet (except for immaterial amounts of MPF Loans to support affordable housing that are guaranteed by the Rural Housing Service (RHS) or insured by the Department of Housing and Urban Development (HUD), we continue to expand our MPF Xtra program where we buy MPF Loans from our members (and from the members of other FHLBs) and concurrently sell the loans to Fannie Mae. The volume of loans sold for our members and the members of other participating FHLBs MPF Xtra product loans totaling $1.1 billion and $2.4 billion for the three and six months ended June 30, 2009. For a description of the MPF Xtra product, see Credit Risk-MPF Loans on page 78 of this Form 10-Q.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize MPF Loans held in portfolio by product and property type:

As of June 30, 2009	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,304	$2,802	$4,106
MPF 100	1,302	2,261	3,563
MPF 125	245	531	776
MPF Plus	5,450	8,984	14,434
Government loans	208	3,543	3,751

Total par value of MPF Loans	$8,509	$18,121	26,630

Agent fees, premium (discount)			116
Loan commitment basis adjustment			(13)
SFAS 133 hedging adjustments			237
Receivable from future performance credit enhancement fees			3
Allowance for credit loss			(9)

Total MPF Loans, net			$26,964

As of December 31, 2008	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,639	$3,967	$5,606
MPF 100	1,608	3,100	4,708
MPF 125	304	725	1,029
MPF Plus	6,106	10,105	16,211
Government loans	230	3,861	4,091

Total par value of MPF Loans	$9,887	$21,758	31,645

Agent fees, premium (discount)			150
Loan commitment basis adjustment			(16)
SFAS 133 hedging adjustments			311
Receivable from future performance credit enhancement fees			2
Allowance for credit loss			(5)

Total MPF Loans held in portfolio, net			$32,087

[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.

The following tables summarize information related to our net premium (discount) and hedge accounting cumulative basis adjustments on MPF Loans:

Three months ended June 30,	2009	2008
Net premium amortization expense	$18	$12
Net amortization expense (income) of closed basis adjustments	(2)	-

Six months ended June 30,
Net premium amortization expense	$33	$23
Net amortization expense (income) of closed basis adjustments	(3)	(1)

As of	June 30, 2009	December 31, 2008
Net premium balance at period-end	$116	$150
Cumulative basis adjustments on MPF Loans [1]	227	295
Cumulative basis adjustments closed portion	*	(4)
MPF Loans, par balance	$26,630	$31,645
Premium balance as a percent of MPF Loans	0.44%	0.47%
* Less than $1 million.
[1]	Cumulative basis adjustment on MPF Loans includes hedge accounting adjustments, loan commitment basis adjustments, and anticipated credit enhancement fees.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to changes in fair values under hedge accounting.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Consolidated Obligation Bonds and Discount Notes

Due to higher long-term funding costs, the market’s demand for high quality, short-term investments, and the significant prepayment activity on our mortgage assets, we have not funded a significant amount of our recent financing needs through the issuance of long-term consolidated obligation bonds. Thus, except for relatively minimal amounts, maturing consolidated obligation bonds were replaced by discount note issuances.

The following table shows the percentage breakdown by type of consolidated obligations we issued for the periods shown:

Percent of total issued period ended June 30,	Three months		Six months
	2009	2008	2009	2008

Consolidated obligation bonds issued	1%	3%	1%	3%
Consolidated discount notes issued	99%	97%	99%	97%

Total consolidated obligation debt issued	100%	100%	100%	100%

Our intent is to return to funding a greater portion of our financing needs with longer-term debt as interest rates and market demand for such debt return to more normal or historical levels. Depending on the characteristics of our balance sheet, this debt could have a duration of anywhere from two years to ten years. However, we can not predict when, or to what extent, this will occur.

Other Liabilities

Other liabilities increased, mostly due to $1.8 billion of investment securities which were purchased but not yet settled as of June 30, 2009. We did not have any unsettled securities at December 31, 2008.

Based on the financial results for the six months ended June 30, 2009, we have accrued additional AHP liability of $7 million, offset by disbursements of $6 million. AHP accruals are paid when the amounts are awarded. Amounts currently accrued but not yet awarded will be awarded and paid in the remainder of 2009 or beyond.

We also accrued a liability of $16 million for REFCORP based on the financial results for the six months ended June 30, 2009. REFCORP assessments are paid in full in the quarter following accrual.

Total Capital

See Capital Resources starting on page 63 for a detailed analysis of the changes in our total capital.

Liquidity, Funding, & Capital Resources

Liquidity Measures

We are required to maintain liquidity in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors. See Liquidity, Funding, & Capital Resources on page 57 in our 2008 Form 10-K for a detailed description.

We use three different measures of liquidity as follows:

Overnight Liquidity – For the second quarter of 2009, our policy required us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of June 30, 2009, our overnight liquidity was $9.6 billion, or 10.7% of assets, giving us an excess liquidity of $6.5 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2009, we had excess liquidity of $22.9 billion to support member deposits.

Contingency Liquidity – The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $16.0 billion as of June 30, 2009.

In addition to the liquidity measures discussed above, the FHFA provided additional guidance, effective March 6, 2009, requiring all 12 FHLBs to maintain liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. As a result of this new guidance, we are maintaining increased balances in short-term investments. We may fund certain overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 24 in the Risk Factors section of our 2008 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity & Funding

Sources of Funding

During the six months ending June 30, 2009 our operating activities provided net cash flows of $206 million compared to a use of cash of $101 million during the first half of 2008. The net cash flows provided exceeded year to date net income due in part to the losses attributable to non-cash credit-related OTTI charges.

For the six month period ending June 30, 2009, our net cash provided by investing activities was $2.2 billion. Net cash provided by investing activities primarily relate to a $10.9 billion decline in outstanding advances and approximately $5.0 billion in mortgage-related asset pay downs. We believe that the decrease in outstanding advances reflects members’ reduced borrowing needs resulting from the availability of liquidity through various federal government funding programs, an increase in deposits for many of our members, and the state of the economy. While members across our district have experienced reduced demand, the reduction in advances was concentrated in two large institutions. We believe the increase in pay downs on mortgage-related assets relate to prepayments by debtors refinancing in the lower interest rate environment experienced during the period. Offsetting the net cash provided from advances and mortgage-related assets were purchases of replacement investments, which primarily consisted of available-for-sale securities totaling $8.2 billion and trading securities of $1.1 billion, in addition to more liquid investments such as fed funds and securities purchased under resale agreements.

For the six month period ending June 30, 2009, our net cash used in financing activities was $2.5 billion. Net cash used in financing activities primarily relate to a $13.7 billion decline in longer term consolidated obligation bonds offset by $10.8 billion of funds provided by shorter term discount note issuances. We relied more on discount note issuances given the relatively lower funding costs compared to longer term debt.

For further discussion of our sources of funding, see Sources of Funding on page 60 in our 2008 Form 10-K and for details of our consolidated obligations, see Note 9 – Consolidated Obligations to the financial statements in this Form 10-Q.

The following table summarizes the consolidated obligations at par value of the FHLBs and those for which we are the primary obligor:

June 30, 2009 (par value)	Bonds	Discount Notes	Total
FHLB System	$713,292	$342,572	$1,055,864
FHLB Chicago as primary obligor	41,440	40,318	81,758
As a percent of the FHLB System	6%	12%	8%

December 31, 2008 (par value)
FHLB System	$810,424	$441,118	$1,251,542
FHLB Chicago as primary obligor	55,137	29,484	84,621
As a percent of the FHLB System	7%	7%	7%

Housing and financial markets have been in tremendous turmoil since the middle of 2007, and the U.S. economy is currently in a recession. These economic conditions and the ongoing uncertainty about the depth and duration of the financial crisis and the recession continued to affect our business, as well as that of our members, during the second quarter of 2009.

As the U.S. government continued multiple programs designed to improve the credit markets, conditions appeared to reflect greater strength during the second quarter. While economic data remained mixed during the quarter, short-term funding was both accessible and attractively priced for the FHLBs.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

During the second quarter of 2009, the Federal Reserve Board (Federal Reserve) continued to support the capital markets through the purchase of GSE term debt, agency MBS, and U.S. Treasury securities. The Federal Reserve purchased approximately $44 billion in GSE term debt; including $10.3 billion of FHLB mandated global fixed-rate consolidated bonds during the quarter. By the end of June, Federal Reserve purchases of GSE debt were up to $97 billion or almost 50% of the $200 billion allocated to the program. In addition, the Federal Reserve purchased $162 billion in U.S. Treasury securities during the second quarter. Since inception through June 30, 2009, the Federal Reserve has purchased $180 billion in U.S. Treasury securities, which brings total purchases to 60% of the $300 billion committed under the program.

While the FDIC’s Temporary Liquidity Guarantee Program (TLGP) continued to provide depository institutions with access to longer-term capital, issuance slowed significantly in the second quarter 2009. On April 1, fees assessed for the TLGP increased and only $39.5 billion in TLGP-wrapped bonds were priced in the second quarter of 2009 as compared to $125 billion in the first quarter. This program is set to expire at the end of October 2009 and its expiration may provide an important indication of the health of the debt market for financial institutions.

Consolidated obligation bond funding costs for the FHLBs continued to improve during the second quarter of 2009. During the first quarter of 2009, we called high-cost long-term debt that was eligible to be called, and replaced it with shorter-term, lower cost discount notes. During the second quarter, we further increased our issuance of discount notes over first quarter levels because investor demand for competitively auctioned discount notes increased as market volatility decreased. Also during the second quarter, we began to term-out our debt as FHLB term funding costs continued to improve. We began issuing shorter-term callable consolidated obligation bonds with “step-up” rates that will increase at fixed amounts on predetermined dates. Because the rates on these bonds will “step up” as interest rates increase, demand for these bonds has increased as investors view them as a hedge against potential inflation and any corresponding increase in interest rates.

In January 2009, the FHLB System, through the Office of Finance, implemented a scheduled monthly issuance of global fixed-rate consolidated bonds, which attracted strong investor interest during the second quarter of 2009. As part of this process, management from each FHLB determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBs’ orders do not meet the minimum debt issue size, each FHLB receives an allocation of proceeds equal to the larger of the FHLB’s commitment or the ratio of the individual FHLB’s capital to total capital of all of the FHLBs. If the FHLBs’ commitments exceed the minimum debt issue size, then the proceeds are allocated based on actual commitment amount.

During the three and six months ended June 30, 2009, the FHLB System issued a total of $11.0 billion and $20.5 billion in fixed-rate bonds with maturities of two and three years under this calendar-date mandated global bond process. Although we were mandatorily allocated $60 million through this global bond process during the first quarter, we requested and received allocations of $895 million during the second quarter to take advantage of more favorable term funding costs available through this process.

In addition to the sources of liquidity discussed above, in September 2008, the Treasury established a lending facility designed to provide secured funding on an as needed basis to the housing GSEs, including the FHLBs, as further discussed in Government Sponsored Enterprise Credit Facility on page 58 in our 2008 Form 10-K. As of June 30, 2009, we provided the U.S. Treasury with a listing of eligible advance collateral totaling $19 billion, which would allow maximum borrowings of $17 billion, however, we have not drawn on this facility and we have no plans to access funding through this facility.

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

	June 30,		December 31,
	2009		2008
	$	%	$	%
Bank of America, N.A. [1]	$230	8%	$230	8%
One Mortgage Partners Corp. [2]	172	6%	172	6%
M&I Marshall & Isley Bank	152	5%	n/a	-
PNC Financial Services Group, Inc. [3]	146	5%	146	5%
Harris National Association	140	5%	140	5%
Associated Bank, NA	n/a	-	146	5%
All other members	1,961	71%	1,953	71%

Total regulatory capital stock	2,801	100%	2,787	100%

Less MRCS	(426)		(401)

Capital stock	2,375		2,386
Retained earnings	837		540
Accumulated other comprehensive income (loss)	(1,514)		(639)

Total capital	$1,698		$2,287

Regulatory capital stock	$2,801		$2,787
Designated Amount of subordinated notes	1,000		1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,801		3,787
Retained earnings	837		540

Regulatory capital plus Designated Amount of subordinated notes	$4,638		$4,327

Voluntary capital stock	$1,030		$718

n/a	Was not in the top five list for the date indicated.
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

Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except as discussed below. From April 24, 2008 through June 30, 2009, the Deputy Director has denied requests to redeem capital stock totaling $19 million, in connection with 12 membership withdrawals or other membership terminations. We cannot predict when we will be permitted to resume such capital stock repurchases or redemptions.

On July 24, 2008, the Finance Board amended the C&D Order to allow us to redeem a member’s capital stock which becomes excess capital stock above a member’s capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to certain conditions. During the six months ended June 30, 2009, we redeemed $86 million in excess capital stock as permitted by the amendment to the C&D Order. For further discussion of how a member’s capital stock floor is set, see Current Capital Rules on page 64 in our 2008 Form 10-K.

Total capital, as noted in the previous table, decreased from December 31, 2008 to June 30, 2009 primarily due to the adoption of new OTTI accounting guidance effective January 1, 2009. While the new guidance increased retained earnings, this increase was more than offset by the loss in AOCI. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements and Critical Accounting Policies and Estimates on page 65 in this Form 10-Q for a detailed description of this change in accounting policy and estimate.

The mandatorily redeemable capital stock balance of $426 million at June 30, 2009 consists of capital stock for twenty-seven members that have requested withdrawal of membership or otherwise terminated their membership, primarily due to out-of-district mergers.

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

GLB Act Requirements

We are required under the Gramm-Leach Bliley Act (GLB Act) to adopt a new capital plan. We continue discussions with the FHFA regarding a capital stock conversion plan and submitted a revised Capital Plan to the Deputy Director on July 16, 2009. We believe that stabilizing our capital stock is fundamental to the successful transition of the Bank and wish to convert as expeditiously as possible, although we cannot predict if the FHFA will approve our revised Capital Plan or when a capital conversion would occur.

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

Our goal is to transition the Bank to a more traditional FHLB model so that it generates consistent earnings and we are able to restore at least a nominal dividend. In order to provide for growth in retained earnings during this transition, we did not request approval from the Deputy Director to pay a dividend and have retained the full amount of our second quarter net income. We cannot predict when we may resume paying dividends. For a summary of our dividends for the past five quarters, see Selected Financial Data on page 46.

As of June 30, 2009, we had retained earnings of $837 million, which is 55% higher than at year-end 2008. A portion of this increase is due to our early adoption of new OTTI accounting guidance effective January 1, 2009. For a description of this change refer to Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements and to Critical Accounting Policies and Estimates on page 65.

Credit deterioration may continue to negatively impact our MBS portfolio. We believe that future impairments of the MBS portfolio are likely, but cannot predict the impact such impairments may have on our retained earnings and capital position. See page 32 of the Risk Factors section of our 2008 Form 10-K.

Accumulated Other Comprehensive Income

The total unrealized loss in AOCI increased by $875 million from December 31, 2008 to June 30, 2009. The majority of this increase was the result of $1.2 billion of non-credit losses related to OTTI on our private-label MBS. Also included in the increased unrealized loss was a $233 million cumulative effect adjustment resulting from the adoption of new OTTI accounting guidance on January 1, 2009. For a description of this change in estimate refer to Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements and to Critical Accounting Policies and Estimates on page 65. Offsetting these charges to AOCI was a $254 million partial reversal of unrealized hedge accounting losses related to certain cash flow hedges.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Off-Balance Sheet Arrangements

We do not consolidate our investments in variable interest entities, which include MPF Shared Funding securities, investments in mortgage-backed securities (MBS), and investments in Federal Family Education Loan Program (FFELP) student loan asset-backed securities (ABS), as discussed in Note 2 – Summary of Significant Accounting Policies – Consolidation. Also refer to Off-Balance Sheet Arrangements on page 67 in our 2008 Form 10-K.

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

Other-Than-Temporary Impairment (OTTI)

We adopted the new OTTI accounting guidance issued by the FASB on April 9, 2009, retroactive to January 1, 2009, as provided by the FASB. In addition, commencing effective with the first quarter of 2009, the FHFA provided the FHLBs guidance on the process for determining OTTI that would be consistent among all 12 FHLBs. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations for details. The new FASB guidance requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. The initial effect of adoption was to recognize a cumulative effect adjustment of $233 million to the January 1, 2009 opening balance of our retained earnings.

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

We consider OTTI to have been incurred under the following circumstances:

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

As of June 30, 2009, we completed our OTTI analysis and made our impairment determination utilizing the risk model and loan performance data source specified in the FHFA guidance as well as the key modeling assumptions, inputs, and methodologies provided by the OTTI Committee.

For our private-label MBS as of June 30, 2009, we analyzed all of the securities with adverse risk characteristics. The adverse risk characteristics used in selecting each of these securities for further analysis included:

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

For each of the selected securities, we performed a cash flow analysis using models that project prepayments, default rates, and loss severities on the collateral supporting our security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest rate assumptions. A significant input to the model is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, unemployment, and weakness in the U.S. economy in the second quarter of 2009, there was continued deterioration in the credit quality of the collateral. If our analysis does not support a present value of cash flows expected to be collected that is equal to or greater than the amortized cost basis of the private-label MBS, we recognize OTTI.

Step 3 – OTTI Accounting

For a detailed discussion of how we determine fair value write-downs and credit loss only write-downs using our base case (most likely) scenario, see Note 5 – Investment Securities.

In addition to evaluating the risk-based selection of our private-label MBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was 5 percent lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 25 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in the third year and 3 percent in each subsequent year.

The following table shows what the impact to net income from credit-related OTTI charges would have been under this adverse scenario. Classifications of MBS as prime, Alt-A, or subprime are made at the time of purchase, and may differ from the current performance characteristics of the instrument.

Actual for the quarter- ended June 30, 2009	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	24	$2,231	$(56)
Alt-A	5	187	(8)
Subprime	30	759	(60)

Total private-label MBS	59	$3,177	$(124)

Pro-forma for the quarter- ended June 30, 2009 assuming adverse scenario	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	24	$2,231	$(124)
Alt-A	5	187	(17)
Subprime	34	866	(107)

Total private-label MBS	63	$3,284	$(248)

Fair Value

Also see Note 14 – Estimated Fair Value to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

On April 9, 2009, the FASB released new accounting guidance for determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions are not orderly. This new guidance updates previous guidance for estimating fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that despite significant decreases in volume and level of activity and regardless of the valuation technique(s) used for the asset or liability, the fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

We adopted this new guidance effective January 1, 2009. It had no effect on our financial statements at the time of adoption. Specifically, we believe that the guidance further supports our view that current transaction prices should be given little weight when measuring the fair value of our private-label MBS portfolio with vintages between 2005 and 2007. As a result, we continue to use internal pricing models to value our private-label MBS portfolio with vintages between 2005 and 2007. We believe these

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

models are more representative of fair values then their values provided by third-party pricing services. Specifically, we believe that the ongoing credit deterioration in the mortgage market, in combination with the large price variability between third-party pricing services across prime, subprime and Alt-A sectors, a widening of bid-ask spreads, low volume and evidence of distressed sales, supports the continued use of our internal models to determine the fair value of our private-label MBS for these vintages. Our internal models use an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.

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

Implied Spread used to Value 2005-2007 Subprime and Alt-A Portfolios

The ABX index is comparable in performance by vintage to our subprime portfolio. More specifically, its estimated loss and historical loss experience is similar to that of our subprime portfolio. The ABX index prices are market observable inputs. Our subprime securities are predominately 3-year average life securities which are closer in structure to the Pen AAA ABX indices.

•

We derive an implied spread, which is used to calculate our fair values, for both the Pen AAA ABX indices based on vintage with a combination of security-level prepayment curves, default curves and severities.

•

The Alt-A sector does not have a trading index as does the ABX market and we identified large discrepancies between pricing vendors on these securities. Because Alt-A securities have deteriorated in quality to more closely behave as subprime securities, we chose to use the same ABX spread level by vintage as we did above for subprime securities for our Alt-A sector securities.

Implied Spread used to Value 2005-2007 Prime Portfolios

There is no traded index (e.g., ABX indices) for prime securities. The majority of securities in our portfolio were originated in 2006. The implied spread used for these securities was based on comparable spreads obtained or observed from dealers and third parties.

The estimated fair value determined by us, our pricing services, and the estimated fair value range we considered for our prime, subprime and Alt-A investment securities that are carried at fair value at June 30, 2009 in our financial statements, either on a nonrecurring or recurring basis, are as follows:

		Range of Pricing
As of June 30, 2009	Estimated	Service Values
	Fair Value	Min	Max
2005 HTM - Non-Recurring	$4	$3	$3
2006 AFS - Recurring	93	66	75
2006 HTM - Non-Recurring	1,102	1,032	1,148

Total	$1,199	$1,101	$1,226

Use of Pricing Services

We obtain information from a third-party pricing service to value our investment securities and we use an additional third-party pricing service as a validation of our fair values; however, as discussed above, we did not use our pricing service’s fair values for a portion of our private-label MBS portfolio at June 30, 2009. In cases where prices were not available from a third-party pricing service, we utilize observable market-inputs to model the fair value. For those securities which we valued using our pricing service, we did not make any adjustments to these estimated fair values.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Outlined below are the estimated fair values by investment type and fair value hierarchy level:

As of June 30, 2009	Estimated Fair Value	Fair Value Hierarchy Level
Trading	$1,659	2

AFS (Using pricing service)	$5,728	2
AFS (Using pricing service)	2	3
AFS (Modeled)	5,273	2
AFS (Modeled)	92	3

Total AFS	$11,095

Derivative Instruments – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We, and each derivative counterparty, have collateral thresholds that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition at June 30, 2009 and December 31, 2008.

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

The Market Risk Analysis department, overseen by the Chief Risk Officer, prepares the fair value measurements of our financial instruments independently of the investing and treasury management functions. In addition, the department performs control processes to ensure the fair values generated from pricing models are appropriate. In the event that observable inputs are not available, we use methods that are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management

Operational Risk

See Risk Management on page 75 in our 2008 Form 10-K for information regarding operational risk.

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through:

•	issuers/guarantors of investment securities
•	unsecured short-term investments
•	advances and commitments to make advances
•	letters of credit
•	MPF Loans
•	mortgage insurance providers; and
•	derivatives counterparties.

We have established policies and procedures to limit and help monitor our exposures to credit risk.

We extend credit to members on a fully secured basis and are subject to regulatory limits on the amount of credit that we may extend as well as on the types of underlying collateral that we may accept. We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties associated with purchases of Federal Funds, commercial paper and derivatives activity, which are based in part on our total regulatory capital. We are authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital stock, retained earnings, and the Designated Amount of outstanding subordinated notes for any period that we are subject to the regulatory leverage ratio requirements as further discussed in Note 11 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight and short-term Federal Funds sold and securities purchased under agreements to resell, and commercial paper entered into with or issued by highly rated institutions. The longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, FFELP student loan ABS, MPF Shared Funding securities and mortgage-backed securities that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from S&P, Moody’s, or Fitch at the time of purchase. Securities issued by GSEs are not obligations of, and are not guaranteed by, the United States government.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying value of our investment securities portfolio by credit rating is shown in the following table.

	Lowest Long Term Rating
As of June 30, 2009	AAA	AA	A	BBB	BB	B	CCC	CC	C	Unrated	Total
Non-Mortgage Backed Securities:
Government-sponsored enterprises	$1,801	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1,801
Temporary liquidity guarantee program (FDIC - TLGP)	632	-	-	-	-	-	-	-	-	-	632
State or local housing agency obligations	1	44	-	-	-	-	-	-	-	-	45
Small Business Administration / Small Business Investment Companies	1,035	-	-	-	-	-	-	-	-	-	1,035

Total non-MBS	3,469	44	-	-	-	-	-	-	-	-	3,513

Asset Backed Securities:
FFELP student loan ABS	5,095	-	-	-	-	-	-	-	-	-	5,095

Mortgage Backed Securities:
Government-sponsored enterprises	14,395	-	-	-	-	-	-	-	-	-	14,395
Government-guaranteed	646	-	-	-	-	-	-	-	-	-	646
Private-label	196	74	201	750	412	102	625	106	23	6	2,495
MPF Shared Funding	255	10	-	-	-	-	-	-	-	-	265

Total MBS	15,492	84	201	750	412	102	625	106	23	6	17,801

Total Investment Securities June 30, 2009	$24,056	$128	$201	$750	$412	$102	$625	$106	$23	$6	$26,409

March 31, 2009	$16,152	$222	$435	$481	$303	$191	$246	$26	$-	$6	$18,062
December 31, 2008	$17,553	$200	$865	$641	$219	$59	$48	$-	$-	$18	$19,603

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the credit ratings of our private-label MBS with gross unrealized gains (losses). For a definition of prime, Alt-A, and subprime, see page 77 in our 2008 Form 10-K. These classifications are determined at the time the MBS is purchased. Weighted average collateral delinquency represents the percent of underlying loans that are 60+ days delinquent.

As of June 30, 2009	Amortized Cost	Gross Unrealized Gains (Losses)		Non-Credit OTTI Recognized in AOCI	Weighted Average Collateral Delinquency %
Private-label MBS backed by Prime Loans:
AAA-rated	$128	$(6)	$	*	1%
AA-rated	45	-		(18)	17%
A-rated	279	4		(115)	21%
BBB	1,058	9		(400)	15%
Below Investment Grade	812	(11)		(296)	14%

Total Prime	2,322	(4)		(829)	14%

Private-label MBS backed by Alt-A Loans:
AA-rated	1	(1)		-	18%
A-rated	2	(1)		-	23%
Below Investment Grade	164	-		(71)	43%

Total Alt-A	167	(2)		(71)	42%

Private-label MBS backed by Subprime Loans:
AAA-rated	67	(14)		*	36%
AA-rated	46	(8)		-	37%
A-rated	37	(6)		-	43%
BBB	93	(21)		*	42%
Below Investment Grade	972	(98)		(313)	49%
Unrated	6	(1)		-	0%

Total Subprime	1,221	(148)		(313)	47%

Total Private-label MBS	$3,710	$(154)		$(1,213)	27%

*	Less than $1 million

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the recent credit downgrades within our private-label MBS portfolio subsequent to June 30, 2009 through August 7, 2009. The investment ratings are based on the lowest rating from S&P, Moody’s, or Fitch. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

Downgraded from AAA:	To AA
	Carrying Value	Fair Value
Private-label MBS -
Prime	$3	$3
Subprime	3	2

Total	$6	$5

Downgraded from AA:	To A		To BBB		To BB
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Private-label MBS -
Prime	$-	$-	$-	$-	$28	$28
Subprime	19	15	1	1	-	-

Total	$19	$15	$1	$1	$28	$28

Downgraded from A:	To CCC		To CC
	Carrying Value	Fair Value	Carrying Value	Fair Value
Private-label MBS -
Prime	$75	$75	$89	$92

Total	$75	$75	$89	$92

Downgraded from BBB:	To BB		To B		To CCC		To CC
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Private-label MBS -
Prime	$67	$69	$64	$67	$297	$286	$158	$173
Subprime	-	-	9	6	1	*	-	-

Total	$67	$69	$73	$73	$298	$286	$158	$173

Total Downgraded	Carrying Value**	Fair Value**
Private-label MBS -
Prime	$781	$793
Subprime	33	24

Total	$814	$817

*	Less than $1 million
**	Does not include downgrades within below investment grades

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the par value of our private-label MBS categories by interest rate type. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

	June 30, 2009			December 31, 2008
Unpaid Principal Balance as of	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label MBS:

Subprime home equity loans [1]	$-	$1,387	$1,387	$-	$1,470	$1,470

Private-label Residential MBS (RMBS)-
Prime	17	2,336	2,353	21	2,509	2,530
Alt-A	-	190	190	-	204	204

Total private-label RMBS	17	2,526	2,543	21	2,713	2,734

Private-label Commercial MBS (CMBS)-
Prime	74	10	84	82	10	92

Total private-label CMBS	74	10	84	82	10	92

Total unpaid principal balance	$91	$3,923	$4,014	$103	$4,193	$4,296

[1]	Primarily first-lien mortgage loans that have lower credit scores, higher debt to income ratios, and higher loan to value ratios.

The following table summarizes our underlying collateral performance and credit enhancement statistics by vintage year of securitization of our private-label MBS. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

As of June 30, 2009	Weighted Average Market Price (per $100.00 par)	Original Weighted Average Credit Support %	Weighted Average Credit Support %	Weighted Average Collateral 60+ Days Delinquent
Private-label MBS by year of securitization

Prime
2006	$59.18	12%	12%	15%
2005	58.85	14%	14%	23%
2004 and prior	95.92	18%	29%	1%

Prime Total	61.13	12%	13%	14%

Alt-A
2006	49.62	18%	17%	43%
2004 and prior	50.85	7%	20%	21%

Alt-A Total	49.64	18%	17%	42%

Subprime
2007	51.24	23%	38%	48%
2006	50.87	23%	33%	48%
2005	81.77	22%	48%	44%
2004 and prior	63.26	42%	59%	19%

Subprime Total	54.83	23%	36%	47%

Total private-label MBS	$58.41	16%	21%	27%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment

As of June 30, 2009, 73% of our MBS, with a carrying value of $12.9 billion and an amortized cost of $14.1 billion, are classified as held-to-maturity. Of the carrying value, 19% represents private-label MBS. We do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. We actively monitor the credit quality of our MBS to evaluate our exposure to the risk of loss on these investments. For the three and six months ended June 30, 2009, we recognized $116 million and $191 million in OTTI charges in earnings related to credit losses on prime and subprime held-to-maturity private-label MBS after we determined that it was likely that we would not recover the entire amortized cost of each of these securities. If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or a rapid decline in residential real estate values continues, we could experience further reduced yields or additional losses on these investment securities.

As of June 30, 2009, 27% of our MBS, with a carrying value of $4.8 billion and an amortized cost of $4.9 million, are classified as available-for-sale. Of the carrying value, 2% represents private-label MBS. As a result of our OTTI assessment at June 30, 2009, we determined that it was likely that we would not recover the entire amortized cost of these securities. For the three and six months ended June 30, 2009, we recognized $8 million and $19 million in OTTI charges in earnings related to credit losses on impairment of available-for-sale private-label MBS classified as Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security at origination.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present our private-label MBS by category, vintage year of securitization and the OTTI charges taken on these securities during the six months ended June 30, 2009.

	As of June 30, 2009				Six months ended June 30, 2009
	Amoritized Cost	Gross Unrealized Gains (Losses)	Non-Credit OTTI Recognized in AOCI	Fair Value	Total OTTI Losses	OTTI Related to Non- Credit Losses	OTTI related to Credit Losses
Private-label MBS by year of securitization

Prime -
Private-label RMBS
2006	$2,150	$-	$(810)	$1,339	$(928)	$(823)	$(105)
2005	43	2	(19)	26	(22)	(20)	(2)
2004 and prior	45	(5)	-	41	(1)	*	(1)

Prime Private-label RMBS Total	2,238	(3)	(829)	1,406	(951)	(843)	(108)

Private-label CMBS
2004 and prior	84	(1)	-	84	-	-	-

Prime Private-label CMBS Total	84	(1)	-	84	-	-	-

Prime Total	2,322	(4)	(829)	1,490	(951)	(843)	(108)

Alt-A -
Private-label RMBS
2006	164	-	(71)	93	(46)	(27)	(19)
2004 and prior	3	(2)	-	1	-	-	-

Alt-A Private-label RMBS Total	167	(2)	(71)	94	(46)	(27)	(19)

Alt-A Total	167	(2)	(71)	94	(46)	(27)	(19)

Subprime
Home Equity Loans [1]
2007	9	(4)	-	5	-	-	-
2006	1,020	(111)	(311)	598	(281)	(204)	(77)
2005	157	(23)	(2)	133	(5)	(2)	(3)
2004 and prior	35	(10)	-	25	(3)	*	(3)

Subprime Home Equity Loans Total	1,221	(148)	(313)	761	(289)	(206)	(83)

Subprime Total	1,221	(148)	(313)	761	(289)	(206)	(83)

Total Private-label MBS	$3,710	$(154)	$(1,213)	$2,345	$(1,286)	$(1,076)	$(210)

*	Less than $1 million
[1]	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan to value ratios.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize OTTI charges recognized during the six months ended June 30, 2009, based on security type and duration of non-credit related and credit related unrealized losses prior to impairment. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

	Non-Credit Portion Recognized in AOCI			Credit Loss Recognized in Net Income
For the six months ended June 30, 2009	Less than 12 months	Greater than 12 months	Total	Less than 12 months	Greater than 12 months	Total
Available-for-sale securities
Alt-A:
RMBS	$-	$(27)	$(27)	$-	$(19)	$(19)

Total Alt-A:	-	(27)	(27)	-	(19)	(19)

Total available-for-sale private-label MBS	-	(27)	(27)	-	(19)	(19)

Held-to-maturity securities
Prime:
RMBS	-	(843)	(843)	(1)	(107)	(108)

Total Prime	-	(843)	(843)	(1)	(107)	(108)

Subprime:
Home equity loans [1]	-	(206)	(206)	(6)	(77)	(83)

Total subprime	-	(206)	(206)	(6)	(77)	(83)

Total held-to-maturity private-label MBS	-	(1,049)	(1,049)	(7)	(184)	(191)

Total private-label MBS	$-	$(1,076)	$(1,076)	$(7)	$(203)	$(210)

[1]	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan to value ratios.

Unsecured Credit Exposures

For short-term liquidity purposes, we can invest in certificates of deposit, commercial paper, and Federal Funds in order to ensure the availability of funds to meet member credit needs. Because these investments are unsecured, our policy and FHFA regulations restrict these investments to short-term maturities and strong investment grade issuers. Approved issuers are concentrated in the United States and Europe.

The following table shows the carrying value of our unsecured credit exposure by counterparty credit rating (excluding the U.S. government, agencies and instrumentalities) and maturities:

As of June 30, 2009	A-1/ P-1	A-1+/ P-1	A-2/ P-1	Total
Unsecured credit exposure maturities:	$2,480	$1,735	$190	$4,405

Overnight	2,285	1,735	190	4,210
2-30 days	195	-	-	195

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Our advance products provide members with asset-liability management capabilities. We offer advances that can be tailored to help members manage the maturity and prepayment characteristics of mortgage loans by reducing members’ interest rate risk associated with holding long-term fixed-rate mortgages. To determine the maximum amount and term of the advances we will lend to a member, we assess the member’s creditworthiness and financial condition utilizing financial information available to us, including the quarterly reports members file with their regulators. Credit availability is also determined on the basis of the collateral pledged and we conduct periodic on-site collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member’s creditworthiness deteriorates). We refer to both members and former members as borrowers in the following disclosures. For details on our collateral policies see Advances starting on page 82 in our 2008 Form 10-K.

The following table describes the range of lending values assigned to the types of collateral we accept for advances.

Type of Collateral	Lending Values Applied to Majority of Collateral
Loans:
1-4 Family mortgages	60% - 85%
Multi-family mortgages	60% - 70%
Other U.S. Government-guaranteed mortgages	60% - 85%
Community financial institution collateral and other real estate related collateral	25% - 50%

Securities:
U.S. government / Treasury	97%
U.S. agency (excluding MBS)	97%
U.S. agency MBS	85% - 95%
Non-agency MBS/CMO	50% - 90%

The following table provides an estimate of the total collateral loan value relied upon to secure outstanding credit to borrowers with advance borrowings still outstanding:

As of June 30, 2009	Collateral Loan Value [1]	Advances Outstanding (at Par)
Top 5 advance borrowers	$14,780	$10,320
All other advance borrowers	25,561	16,455

Total	$40,341	$26,775

[1]	This collateral secures outstanding advances and other credit obligations as defined in the Member Products and Credit Policy.

Collateral arrangements will vary with borrower credit quality, collateral availability, collateral quality, results of periodic on-site reviews of collateral, and overall borrower credit exposure. On-site collateral verifications are performed on a schedule that varies based upon the Bank’s assessment of the credit risk of the borrower, the size of the borrower’s advances, the types of collateral pledged, and the amount of collateral coverage. Under the security agreement with our borrowers, we have the right to protect our security position with respect to advances, including requiring the posting of additional collateral, whether or not such additional collateral was required to originate or renew an advance. As a result, we may require the delivery of additional or substitute collateral from any borrower at any time during the life of an advance, including delivery of collateral that would not be eligible to pledge for a new advance.

During the period from January 1, 2009 through the time of filing on August 12, 2009, we had 12 members that were placed into receivership by the FDIC. The total dollar value of credit outstanding at the time of their failure was $138 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution. We did not suffer any credit losses.

Letters of Credit

In addition to providing advances, we also provide standby letters of credit as a product we offer to our members, especially as other third party providers exit this market. As of June 30, 2009, we had $716 million of standby and confirming letters of credit outstanding to 46 members, compared to $857 million and 51 members at December 31, 2008. To secure these letters of credit, we require collateral as we do on advances.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans

We refer to conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program as MPF Loans. References to MPF Loans as they relate to the MPF Xtra product exclude mortgage loan participations. We did not purchase or fund subprime or non-traditional mortgages through the MPF Program.

Under the MPF Xtra product, we purchase MPF Program eligible MPF Loans from participating financial institutions (PFIs) and concurrently sell these MPF Loans to Fannie Mae as a third-party investor. Under the MPF Xtra product, PFIs are not required to provide any credit enhancement (CE Amount) and consequently they are not paid credit enhancement fees (CE Fees) as we do for the other conventional MPF products. In addition, PFIs generally retain the right and responsibility for servicing these loans just as they do for the other MPF products described below. See Mortgage Standards on page 11 and MPF Servicing on page 14 in our 2008 Form 10-K.

We have entered into a Mortgage Selling and Servicing Contract with Fannie Mae pursuant to which we concurrently sell conventional MPF Loans acquired from PFIs. In connection with each sale, we make certain customary warranties to Fannie Mae regarding the eligibility of the mortgage loans. If an eligibility requirement or other warranty were breached, Fannie Mae could require us to repurchase the MPF Loan. Such a breach would normally also be a breach of the selling PFI’s representations and warranties to us, and we could require the PFI to repurchase that MPF Loan from us. During the six months ended June 30, 2009, we were required to repurchase less than $1 million in MPF Xtra Loans from Fannie Mae, which in turn were repurchased by the PFIs. We incurred no losses on these repurchases.

Under the Mortgage Selling and Servicing Contract with Fannie Mae, we have agreed to be responsible for the servicing of the MPF Loans by the PFIs. If a PFI were to breach its servicing obligations we have the right to terminate its servicing rights and move the servicing to another qualified PFI and require the breaching PFI to indemnify us for any loss arising from such breach.

Though we will receive a transaction services fee in exchange for the services we provide in connection with the MPF Xtra product, the primary reason for this activity is to provide PFIs with liquidity for their mortgage loan portfolios and to fulfill our housing finance mission.

In the second quarter of 2009, three of the FHLBs participating in the MPF Program (MPF Banks) began to offer the MPF Xtra product to their PFIs thereby facilitating the sale of MPF Loans from their PFIs to us and our concurrent sale to Fannie Mae.

For a PFI that is a member of another MPF Bank to sell and/or service MPF Loans under the MPF Xtra product that MPF Bank is obligated to indemnify us for any loss we pay to Fannie Mae that the PFI is obligated to pay and fails to pay due to insolvency. As of June 30, 2009, 169 PFI’s have been approved into the MPF Xtra program.

The following table details MPF Xtra activity in 2009.

		June 30, 2009
For the period ended		Three Months		Six Months
Loans Funded:
Amount funded		$1,129		$2,377
Number of loans funded		8,153		16,698
Program Fees:
Earned	$	*	$	*
Unearned [1]		$4		$6
*	Less than $1 million
[1]	Unearned program fees are earned ratably over the life of the loans.

Under the MPF Program, we historically purchased MPF Loans for our investment portfolio. Effective August 1, 2008, we no longer enter into new master commitments to acquire MPF Loans for investment except for immaterial amounts of MPF Loans to support affordable housing that are guaranteed by the RHS or insured by HUD.

Setting Credit Enhancement Levels

FHFA regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for credit losses. In our role as MPF Provider, we analyze the risk characteristics of each conventional MPF Loan (as provided by the PFI) using S&P’s LEVELS® model in order to determine the required CE Amount for a loan to be acquired and held as an investment by an MPF Bank (MPF Program Methodology). See Setting Credit Enhancement Levels on page 85 of our 2008 Form 10-K for a further description.

Except for the MPF Xtra product, the MPF Bank and PFI share the risk of credit losses on conventional MPF products by structuring potential losses on MPF Loans into layers with respect to each master commitment. The MPF products with credit enhancement were designed to allow for periodic resets of the CE Amount as further described in Setting Credit Enhancement Levels on page 85 in our 2008 Form 10-K. We had no material changes in reset PFI direct CE Amounts in the first six months of 2009.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For master commitments with a first loss account (FLA) equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective credit protection. As a result, we hold additional retained earnings against the related master commitments in accordance with the AMA regulations which at June 30, 2009 totaled $71 million.

For the MPF Plus product, the PFI is required to provide a supplemental mortgage insurance (SMI) policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of June 30, 2009 and December 31, 2008, the outstanding balance of MPF Loans under MPF Plus master commitments for which the PFI has obtained SMI coverage was $10.8 billion and $13.2 billion. The amount of SMI coverage provided against losses was $135 million at June 30, 2009 and $225 million at December 31, 2008. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

Credit Risk Exposure

Our credit risk on MPF Loans held in our portfolio is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFIs’ credit enhancement protection amount (CEP Amount). The PFI’s CEP Amount consists of the PFI’s CE Amount (which may include SMI) and any contingent performance based CE Fees. We also face credit risk of loss on MPF Loans to the extent such losses are not recoverable under the private mortgage insurance (PMI), as well as the PFIs’ failure to pay servicer paid losses not covered by FHA or HUD insurance, or VA or RHS guarantees. The portion of MPF Loan balances outstanding exposed to credit losses not recoverable from these sources was approximately $22.0 billion at June 30, 2009 and $26.6 billion at December 31, 2008.

Our actual credit exposure is less than these amounts because the borrower’s equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered. Although housing prices have declined, a significant decline in the fair value of the underlying property would have to occur before we would be exposed to credit losses on our conventional MPF Loans. This is because our average conventional loan-to-value (LTV) ratio at origination was 68% at both June 30, 2009 and December 31, 2008. For those loans with an LTV ratio over 80%, we require PMI. Please see Mortgage Guaranty Insurance Provider Concentration section below for discussion of our credit risk to PMI providers. Our LTV ratio is enhanced by the seasoned nature of our portfolio because principal paydowns lower the LTV ratio. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores at the time of origination that were 737 at June 30, 2009 and 739 at December 31, 2008.

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

Mortgage Guaranty Insurance Provider Concentration – We are exposed to the risk of non-performance of mortgage insurance (MI) companies. Our policy is to limit our credit exposure to each MI company to 10% of its regulatory capital. Credit exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us that are more than 60 days delinquent. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage. At June 30, 2009, none of the MI companies were in excess of our limits. For more information on our concentration risk exposure from MI companies, see Mortgage Guaranty Insurance Provider Concentration on page 88 in our 2008 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table details our exposure to MI companies providing insurance coverage:

	Loan Balance	Loan Balance	Amount of Coverage				Lowest Credit Rating as of
As of June 30, 2009	with PMI	with SMI	PMI	SMI	Total	%	August 7, 2009[1]
Mortgage Guaranty Insurance Co. (MGIC)	$517	$4,521	$146	$55	$201	36%	BB
Genworth Mortgage Insurance Corp.	218	1,779	63	27	90	16%	BBB
PMI Mortgage Insurance Co.	222	1,511	63	7	70	12%	BB-
United Guaranty Residential Insurance Co.	186	2,366	51	40	91	16%	BBB
All Others	374	630	108	6	114	20%	BB to BBB-

Total MI Coverage	$1,517	$10,807	$431	$135	$566	100%

[1]	All of the above listed MI companies have been placed on negative outlook by at least one Nationally Recognized Statistical Rating Organization (NRSRO).

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the MI companies. Based on an analysis using the latest available results at June 30, 2009, none of the MI companies passed all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests.

If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us.

As of the time of filing on August 12, 2009, no MI company on the approved MI company list currently has an AA- or better claims paying ability rating from more than one NRSRO, so the current criteria for MI companies to remain on the approved MI company list at this time is acceptability for use in S&P’s LEVELS® modeling software.

If an SMI provider fails to maintain a credit rating of at least AA- or its equivalent from a NRSRO under the MPF Plus product, the PFI has six months to either replace the SMI policy or provide at its own undertaking an equivalent to the SMI coverage, or it will forfeit its performance based CE fees. Some PFIs have elected to not replace the SMI policies, as a result we have begun withholding performance based CE Fees from these PFIs.

For further discussion of how this may affect us, see Risk Factors on page 23 in our 2008 Form 10-K.

Geographic Concentration – We have MPF Loans in all 50 states, Washington, D.C., and Puerto Rico. No single zip code represents more than 1% of MPF Loans on our statements of condition. Our largest concentrations of MPF Loans (of 10% or more) were secured by properties located in Wisconsin (19%) and Illinois (11%). An overall decline in the economy, residential real estate market, or the occurrence of a natural disaster could adversely affect the value of the mortgaged properties in these states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans.

MPF Loan Portfolio Analysis

The following table summarizes our MPF Loan non-accrual status:

As of	June 30, 2009	December, 31 2008
MPF Loans, net	$26,964	$32,087
MPF Loans past due 30-90 days and still accruing interest	655	761
MPF Loans past due 90 days or more and still accruing interest	396	319
Non-accrual MPF Loans, par value	27	19
Impaired MPF Loans [1]	18	12
Loans in foreclosure	131	98
Real estate owned	40	35
[1]

MPF Loans that are on non-performing status, and that are viewed as collateral-dependent loans, are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment.

Our interest contractually due on non-accrual loans and our interest received on non-accrual loans was under $1 million dollars for the three and six months ended June 30, 2009 and 2008. We do not place delinquent MPF Loans on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

In the three and six months ended June 30, 2009, we recorded an additional $2 million and $5 million provision for MPF Loan credit losses due to recent portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds. Also included was an increase in estimate of our allocation of losses under the MPF credit risk sharing structure resulting from increased mortgage prepayment rates which negatively impact our ability to offset potential losses through the withholding of PFI credit enhancement fees.

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

Derivatives Exposures to Lehman Brothers Special Financing, Inc.

As of June 30, 2009, we owed a net amount of $6 million to Lehman Brothers Special Financing Inc. (LBSFI) under an ISDA Master Agreement, as further discussed in Accounting Issues Related to Lehman Derivative Termination on page F-42 in our 2008 Form 10-K. It is possible that we may incur additional costs associated with the final settlement procedures with LBSFI, but we do not expect those costs to be material.

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of June 30, 2009	Notional Amount	Exposure at Fair Value [3]	Cash Collateral Held	Securities Collateral Held	Total Collateral Held	Net Exposure After Collateral [4]
AA	$17,941	$139	$162	$-	$162	$-
A	31,808	88	35	49	84	4
BBB	9	-	-	-	-	-
Affiliates [1]
AA	5,142	-	-	-	-	-
A	8,832	-	-	-	-	-

Total Counterparties	63,732	227	197	49	246	4
Member Institutions [2]	3	-	-	-	-	-

Total derivatives	$63,735	$227	$197	$49	$246	$4

[1]	Affiliates are derivative counterparties who are affiliates of our members.
[2]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[3]	Exposure at Fair Value excludes cash collateral held.
[4]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some counterparties are over- collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Total Collateral Held.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Credit Ratings

On July 1, 2009, Standard & Poor’s Ratings Services announced ratings actions on the FHLBs of Chicago and Seattle. The following is a summary of the actions taken:

The long-term counterparty credit rating for the FHLB of Chicago was upgraded to AA+ with a stable outlook.

The FHLB of Seattle’s counterparty credit ratings of AA+/A-1+ were affirmed and it was removed from CreditWatch Negative.

There have been no other changes in our credit ratings subsequent to that which we reported in our first quarter 2009 10-Q. The AAA rating of the FHLBs’ consolidated obligations has not been affected by these ratings actions and we do not believe that the actions will have an impact on our cost of or ability to issue debt, or to enter into derivatives agreements.

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

As the FHFA issues regulations to implement the Housing Act, we continue to review the impact and effect of the Housing Act and such regulations on our business and operations. For highlights of significant provisions of the Housing Act that directly affect us, see Legislative and Regulatory Developments on page 18 in our 2008 Form 10-K.

Helping Families Save Their Homes Act of 2009

On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage mortgage loan modifications in order to prevent foreclosures and to buttress the federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. Another provision extends through 2013 the temporary increase in federal deposit insurance coverage to $250,000 for banks, thrifts, and credit unions. The final act did not include a “cramdown” provision that was proposed in an earlier version of the legislation and would have allowed bankruptcy judges to modify the terms of mortgage loans. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of our mortgage asset portfolio. The extension of federal deposit insurance coverage could decrease demand for our advances.

Proposed Financial Regulatory System Reorganization

On June 17, 2009, President Obama announced a proposal to improve the effectiveness of the federal regulatory structure that would, among other things, cause a restructuring of the current bank regulatory system. One provision of the plan would require the U.S. Treasury Department and the Department of Housing and Urban Development to develop recommendations on the future of the FHLBs, along with Fannie Mae and Freddie Mac, with a goal of developing such recommendations in time for the 2011 U.S. fiscal budget. We are unable to predict what such recommendations may include and therefore can not predict the impact of President Obama’s proposal on the Bank.

Final Capital Rule

On January 30, 2009, the FHFA adopted an interim final rule that defines critical capital for the FHLBs, establishes criteria for the capital classifications identified in the Housing Act and sets forth prohibited and mandated actions based on an FHLB’s capital classification, as further discussed in Interim Capital Rule on page 19 in our 2008 Form 10-K. Effective August 4, 2009, the FHFA adopted the interim final rule as a final regulation with certain clarifying changes. At this time, we do not expect this rule to have a material impact on us.

Proposed Rule for FHLB Membership of Community Development Financial Institutions (CDFIs)

On May 15, 2009, the FHFA published a proposed amendment to its membership regulations to authorize non-federally insured CDFI Fund-certified CDFIs to become members of FHLBs. The newly eligible CDFIs would include community development loan funds, venture capital funds, and state chartered credit unions without federal deposit insurance provided they are certified by the CDFI Fund of the U.S. Treasury Department. The proposed rule sets forth eligibility and related procedural requirements for the newly eligible CDFIs. The comment period ended July 14, 2009.

Proposed Rule on Executive Compensation

On June 5, 2009, the FHFA published a proposed a rule which gives the Director of the FHFA the authority to prohibit and withhold compensation provided by an FHLB to an executive officer that is not reasonable and comparable. The proposed rule also discusses the type of factors the FHFA Director may consider in determining whether executive compensation is reasonable and comparable. In addition to withholding compensation, the FHFA Director would have the authority to approve certain compensation and termination benefits if this rule is adopted as proposed. The comment period ended August 4, 2009.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Proposed Rule on the Reporting of Fraudulent Financial Instruments and Loans

On June 17, 2009, the FHFA published a proposed rule that would require the FHLBs, Fannie Mae and Freddie Mac to report to the FHFA, upon discovery, that it purchased or sold a fraudulent loan or financial instrument or suspects possible fraud relating to a purchase or sale of any loan or financial instrument. Under the proposed rule, fraud and potential fraud are defined broadly potentially creating significant reporting obligations for us if the rule is implemented as proposed. The comment period ends August 17, 2009.

Proposed Rule Regarding Golden Parachute and Indemnification Payments

On June 29, 2009, the FHFA published a proposed rule setting forth various standards that it will take into consideration when limiting or prohibiting golden parachute and indemnification payments. The provisions of the rule cover payments to our officers and directors. If adopted as proposed, the rule would conform existing FHFA rules on golden parachutes to FDIC rules and further define limitations on golden parachute payments made by Fannie Mae, Freddie Mac or an FHLB that has been assigned less than satisfactory examination ratings. The comment period ended July 29, 2009.

Proposed Rule on Changes to the Board of Directors of the FHLB System Office of Finance

On August 4, 2009, the FHFA proposed a rule that would, among other things, expand the Office of Finance Board of Directors to include all of the FHLB presidents plus an audit committee comprised of three to five independent directors. In addition, the proposed rule would authorize the audit committee to ensure that the FHLBs adopt consistent accounting policies and procedures as part of the audit committee’s oversight of preparation of the FHLB System’s combined financial reports. If the FHLBs are not able to agree on such consistent accounting policies and procedures, the proposed rule would permit the audit committee, in consultation with the FHFA, to prescribe them. The comment period ends October 5, 2009. At this time, we cannot predict what impact the final rule may have on us.

FHFA Designation of Size and Composition of the Board of Directors for 2010

On June 22, 2009, the Director of the FHFA determined that a 17-member board of directors will govern the Bank for 2010, comprised of ten member directorships and seven independent directorships. The Director of the FHFA annually determines the size of the board for each FHLB, with the designation of member directorships based on the number of shares of FHLB stock required to be held by members in each state, which for the Bank in 2010 will be six for Illinois and four for Wisconsin. See Submission of Matters to a Vote of Security Holders on page 36 in our 2008 Form 10-K for more information on the rules governing the election of our directors.

FHFA Guidance Related to Determining Other-Than-Temporary Impairment

On April 28, 2009 and May 7, 2009, the FHFA provided us with guidance related to our process for determining OTTI with respect to our holdings of private-label MBS. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations for a description of this guidance.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Exposures

Market risk is the risk that the value of our financial assets will decrease due to changes in market risk factors. There are several market risk factors that may impact the value of our financial assets, but interest rate risk, which arises due to the variability of interest rates, is the most critical. Our key interest rate risk exposures include:

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

includes (1) differences between the swap curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities’ spreads to the swap curve as a result of changes in supply, demand and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the swap curve.

In an effort to measure our exposure to these risks, we discount the cash flows generated from modeling the terms and conditions of all interest-sensitive assets and liabilities to determine their fair values (or their spread to the swap curve for securities where a third-party price is obtained) in the current interest rate environment. This includes consideration of options both explicit and embedded using a lattice model or Monte Carlo simulation for mortgages and mortgage-backed securities. We estimate yield-curve, option and basis risk exposures by calculating the change in fair value in relation to various parallel changes in interest rates, implied volatility, prepayment speeds, spreads to the swap curve and mortgages rates.

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

	As of June 30, 2009					As of December 31, 2008
		Option Risk		Basis Risk			Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	LIBOR Spread	Mortgage Spread	Yield Curve Risk	Implied Volatility	Prepayment Speeds	LIBOR Spread	Mortgage Spread
Advances	$(4)	$6	$-	$(6)	$-	$(5)	$5	$-	$(8)	$-
MPF Loans	(7)	(34)	(3)	(9)	4	(5)	(19)	(7)	(7)	4
Mortgage Backed Securities	(6)	(11)	-	(7)	1	(5)	(8)	2	(4)	(1)
Other interest earning assets	(1)	-	-	(4)	-	-	-	-	-	-
Interest-bearing liabilities	14	6	-	14	-	16	7	-	16	-
Derivatives	4	8	-	-	-	(1)	5	-	-	-

Total	$-	$(25)	$(3)	$(12)	$5	$-	$(10)	$(5)	$(3)	$3

Yield-curve risk – Change in fair value for a one basis point parallel increase in the swap curve.

Option risk (implied volatility) – Change in fair value for a one percent parallel increase in the swaption volatility.

Option risk (prepayment speeds) – Change in fair value for a one percent increase in prepayment speeds.

Basis risk (Spread to LIBOR) – Change in fair value for a one basis point parallel increase in the spread to the swap curve.

Basis risk (Mortgage spread) – Change in fair value for a one basis point increase in mortgage rates.

There were few material changes in our sensitivity to various interest rate risk exposures during the first half of 2009. The only material change was a heightened sensitivity to implied volatility increases in the MPF Loans increasing from a $19 million loss to a $34 million loss for a one percent increase in implied swaption volatility.

The sensitivities above are limited in that they do not incorporate other risk exposures that may impact us. These include, but are not limited to, non-parallel shifts in yield curves, implied volatility, prepayment speeds and spreads; and basis risk related to differences between the swap and the consolidated obligation curves.

Our option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration gap, which is expressed in months, is another measure used to express the sensitivity of assets and liabilities to interest rate changes. Duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that total by the total fair value of assets. A positive duration gap indicates an exposure to rising interest rates, whereas a negative duration gap points to an exposure to falling interest rates. As of June 30, 2009, our duration gap was 0.3 months, compared to -0.3 months as of December 31, 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of June 30, 2009 our fair value deficit (relative to book value) was $1.6 billion, and our market-to-book value ratio was 26%. Our previous year-end fair value deficit was $3.3 billion, and our market-to-book value ratio was -24%. Favorable movements in implied volatility as well as the accounting effects of investments that were other than temporarily impaired substantially contributed to the improvement in our deficit this quarter.

Interest Rate Risk Management

We manage our exposures to yield curve and volatility changes using swaps, swaptions, caps, floors and callable debt. We do not manage exposure to changes in spreads. We may conduct hedging activity in an effort to reduce exposure to a single transaction or a group of transactions. We evaluate our hedging daily and modify our positions as necessary. See Note 13 – Derivatives and Hedging Activities for further information.

Our Asset/Liability Management Committee provides oversight to our interest rate risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as the establishment of an Interest Rate Risk Policy designed to create prudent interest rate risk limits.

On February 20, 2009, we received a non-objection letter from the FHFA related to our proposal to apply temporarily direct dollar limits on changes in fair value under parallel interest rate shocks instead of the duration and convexity limits that were applied in the past. As a result, the Interest Rate Risk Policy in effect as of June 30, 2009, places limits on fair value changes for all measured parallel interest rates scenarios between -200 and +200 basis points. Some scenarios may not be measured when swap rates are less than 2%. The table below shows the fair value changes as of June 30, 2009 with respect to the Interest Rate Risk Policy limits.

The table below shows our market value changes for all measured scenarios as of June 30, 2009 with respect to the Interest Rate Risk Policy limits.

June 30, 2009
Scenario		Change in Market Value	Change in Market Value must be greater than
-200 bp	$	*	$(185.0)
-100 bp		*	(77.5)
-50 bp		*	(30.0)
-25 bp		(1.6)	(12.5)
+25 bp		(14.1)	(25.0)
+50 bp		(25.7)	(60.0)
+100 bp		(36.6)	(155.0)
+200 bp		(66.1)	(370.0)
*	Due to the low interest rate environment at June 30, 2009, these values cannot be calculated.

We continue to work with the FHFA to develop a set of interest rate risk management policies and submitted revised policies to the Deputy Director on July 16, 2009 pursuant to the Consent Cease and Desist order.

The Interest Rate Risk Policy in effect on December 31, 2008 set dollar duration limits to which we were required to manage.

The following table summarizes our duration as of December 31, 2008 in comparison to the Interest Rate Risk Policy limits.

Duration as of December 31, 2008
			Duration Policy Limits
			Market value of	Market value of equity
Scenario		Actual Duration (whole $)	equity is less than $700 million (in whole $)	equals or exceeds $700 million (in years)
- 200 bp	$	*	$-490,000	-7.00 years
- 100 bp		*	-420,000	-6.00 years
Base case		-228,106	±350,000	±5.00 years
+ 100 bp		176,716	+420,000	+6.00 years
+ 200 bp		293,218	+490,000	+7.00 years
*	Due to the low interest rate environment, these values cannot be calculated.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

For the second quarter of 2009, there has been a significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We, along with the other 11 FHLBs, participate in an FHLB System OTTI Committee which reviews and approves key modeling assumptions, inputs and methodologies used in making our determination of OTTI for our private-label MBS and have implemented a testing process with the other FHLBs to establish consistency within the OTTI cash flow models utilized. These modeling assumptions, inputs, and methodologies are material to the determination of OTTI and, in turn, material to our internal control over financial reporting. Accordingly, management reviewed the assumptions approved by the OTTI Committee and determined that they were reasonable and utilized the assumptions in connection with our risk model to produce the cash flow analysis used in analyzing credit losses and determining OTTI. See Note 5 – Investment Securities for a further description. There were no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information presented below, readers should carefully consider the factors set forth in the Risk Factors section on page 23 in our 2008 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described below and in our prior filings are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

We are subject to increased credit and liquidity risk exposures related to mortgage loans that back our private-label MBS investments, and any increased delinquency rates and credit losses could adversely affect the yield on or value of these investments.

Prior to February 2007, we invested in private-label MBS, which are backed by subprime, prime and alternative documentation or Alt-A mortgage loans. We held private-label MBS with a carrying value of $2.495 billion at June 30, 2009 and recorded a total OTTI charge of $1.286 billion for the first six months of 2009. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities have subsequently been downgraded. See Credit Risk – Investments on page 69 for a description of these securities. Delinquencies and losses with respect to residential mortgage loans may continue to increase and residential property values in many states have declined after extended periods during which those values appreciated. If delinquencies and/or default rates on mortgages continue to increase, and/or there is an additional decline in residential real estate values, we could experience reduced yields or additional losses on our private-label MBS.

Market prices for the private-label MBS we hold may continue to decrease due to credit deterioration, market uncertainty and illiquidity. If these trends continue, we could experience additional other-than-temporary impairment on these investment securities in the future, which could result in significant losses. Furthermore, deterioration in the financial condition of mortgage insurers or other parties that provide credit support for the private-label MBS has adversely affected the value of these securities and may continue.

As described in Critical Accounting Policies and Estimates on page 65, other than temporary impairment assessment is a subjective and complex assessment by management. We incurred credit related impairment charges of $210 million and deferred non-credit related impairement to AOCI of $1.076 billion for MBS that management determined were other-than-temporarily impaired as of June 30, 2009. If loan credit performance of our private-label MBS deteriorates beyond the forecasted assumptions concerning loan default rates, loss severities, prepayment speeds and delinquencies, we may recognize additional credit losses and reductions to other comprehensive loss. For example, under a scenario with more stressful housing price assumptions that is more fully described under Critical Accounting Policies and Estimates on page 65, including house prices that were 5% lower at the trough, our credit-related OTTI charges would have increased by $124 million for the quarter ending June 30, 2009 from $124 million to $248 million. As of June 30, 2009, we held $837 million of retained earnings.

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

ABS – Asset-backed-securities

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

CMBS: Commercial mortgage backed securities

Conforming mortgage loans: Loans that meet the Fannie Mae’s or Freddie Mac’s original loan amount limits and underwriting guides. Nonconforming mortgage loans are mortgage loans that do not meet these requirements.

Consolidated Obligations: FHLB debt instruments which are the joint and several liability of all FHLBs; issued by the Office of Finance

Core Based Statistical Areas (CBSA) – Refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people.

Delivery Commitment: Mandatory commitment of the PFI to sell or originate eligible mortgage loans

Deputy Director: Deputy Director, Division of FHLB Regulation of the FHFA

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

FFELP – Federal Family Education Loan Program

FHA: Federal Housing Administration

FHFA: Federal Housing Finance Agency – The Housing and Economic Recovery Act of 2008 enacted on July 30, 2008 created the Federal Housing Finance Agency which became the new regulator of the FHLBs.

FHLB Act: The Federal Home Loan Bank Act of 1932, as amended

FHLBs: The 12 Federal Home Loan Banks or subset thereof

Federal Home Loan Bank of Chicago

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

NRSRO: Nationally Recognized Statistical Rating Organization

OAS: Option Adjusted Spread

Office of Finance: A joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations

OTTI: Other-than-temporary impairment

OTTI Committee – OTTI Governance Committee formed by the FHLBs with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used to generate cash flow projections, which are used in analyzing credit losses and determining OTTI for private-label MBS.

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

Federal Home Loan Bank of Chicago

/s/ Matthew R. Feldman
	By:	Matthew R. Feldman
	Title:	President and Chief Executive Officer
Date: August 12, 2009	(Principal Executive Officer)

/s/ Roger D. Lundstrom
	By:	Roger D. Lundstrom
	Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date: August 12, 2009	(Principal Financial Officer and Principal Accounting Officer)

S-1