Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Chicago
filed 2009-11-12
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-51401

FEDERAL HOME LOAN BANK OF CHICAGO

(Exact name of registrant as specified in its charter)

Federally chartered corporation	36-6001019

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive Chicago, IL	60601

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

There were 27,989,963 shares of registrant’s capital stock outstanding as of October 31, 2009.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements and Notes (unaudited)

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	September 30, 2009	December 31, 2008
Cash and due from banks	$939	$130
Federal Funds sold and securities purchased under agreement to resell	4,545	1,580
Investment securities -
Trading ($82 and $761 pledged)	1,529	866
Available-for-sale ($750 and $546 pledged)	15,947	2,142
Held-to-maturity [1] ($1,387 and $995 pledged)	12,881	16,595

Total investment securities	30,357	19,603

Advances ($0 and $201 carried at fair value option)	25,457	38,140
MPF Loans held in portfolio, net of allowance for credit losses ($9 and $5)	25,156	32,087
Accrued interest receivable	262	367
Derivative assets	29	102
Software and equipment, net	24	26
Other assets	134	94

Total assets	$86,903	$92,129

Deposits -
Interest bearing ($8 and $9 from other FHLBs)	$829	$602
Non-interest bearing	110	155

Total deposits	939	757

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	31,367	29,466
Bonds ($3,655 and $0 carried at fair value option)	47,191	55,305

Total consolidated obligations, net	78,558	84,771

Accrued interest payable	507	567
Mandatorily redeemable capital stock	435	401
Derivative liabilities	975	1,067
Affordable Housing Program assessment payable	16	23
Resolution Funding Corporation assessment payable	-	-
Investment securities traded but not yet settled	1,100	-
Other liabilities	67	56
Subordinated notes	1,000	1,000

Total liabilities	84,797	89,842

Commitments and contingencies (Note 15)

Capital stock - putable ($100 par value per share) issued and outstanding shares - 24 million shares for both periods	2,364	2,386
Retained earnings	687	540
Accumulated other comprehensive income (loss)	(945)	(639)

Total capital	2,106	2,287

Total liabilities and capital	$86,903	$92,129

[1]	Fair values of held-to-maturity securities: $13,522 and $15,728 at September 30, 2009 and December 31, 2008.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income	$720	$935	$2,261	$2,836
Interest expense	577	883	1,815	2,731

Net interest income before provision for credit losses	143	52	446	105
Provision for credit losses	-	1	5	1

Net interest income	143	51	441	104

Non-interest income (loss) on -
Other-than-temporary impairment charges, net [1]	(169)	(9)	(379)	(72)
Trading securities	-	(3)	(11)	(3)
Realized net gain (loss) on the sale of available-for-sale securities	-	1	19	1
Derivatives and hedging activities	(114)	18	(64)	(64)
Instruments held under fair value option	(4)	(1)	(6)	(1)
Early extinguishment of debt [2]	-	2	(5)	2
Other, net	2	2	8	6

Total non-interest income (loss)	(285)	10	(438)	(131)

Non-interest expense -
Compensation and benefits	15	16	45	50
Professional service fees	4	3	9	10
Amortization and depreciation of software and equipment	4	4	12	13
Finance Agency/Finance Board and Office of Finance expenses	1	2	4	4
Other expense	7	3	19	15

Total non-interest expense	31	28	89	92

Income (loss) before assessments	(173)	33	(86)	(119)

Assessments -
Affordable Housing Program	(7)	-	-	-
Resolution Funding Corporation	(16)	-	-	-

Total assessments	(23)	-	-	-

Net income (loss)	$(150)	$33	$(86)	$(119)

[1] See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations. Components of the other-than-temporary impairment charges are as follows:
Total other-than-temporary impairment losses	$(102)	$(9)	$(1,388)	$(72)
Portion of non-credit impairment recognized in other comprehensive income	(67)	-	1,009	-

Other-than-temporary impairment charges, net	$(169)	$(9)	$(379)	$(72)

[2]	Early extinguishment of debt consisted entirely of gains (losses) attributable to debt transferred to other FHLBs for the periods listed above.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)

	Capital Stock - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income (Loss)	Capital
Balance December 31, 2007	27	$2,661	$659	$(251)	$3,069
Net income (loss)			(119)		(119)
Other comprehensive income (loss)				41	41

Total comprehensive income (loss)					(78)
Proceeds from issuance of capital stock	1	65			65
Reclassification of capital stock to mandatorily redeemable	(2)	(165)			(165)

Balance September 30, 2008	26	$2,561	$540	$(210)	$2,891

Balance December 31, 2008	24	$2,386	$540	$(639)	$2,287
January 1, 2009, cumulative effect non-credit impairment adjustment [1]			233	(233)	-
Net income (loss)			(86)		(86)
Other comprehensive income (loss)				(73)	(73)

Total comprehensive income (loss)					(159)
Proceeds from issuance of capital stock	1	101			101
Reclassification of capital stock to mandatorily redeemable	(1)	(123)			(123)

Balance September 30, 2009	24	$2,364	$687	$(945)	$2,106

[1]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)

(In millions)

	Nine months ended September 30,	2009	2008
Operating	Net cash provided by (used in) operating activities	$448	$(69)

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(2,965)	9,736
	Net change in advances	12,480	(5,247)
	MPF Loans -
	Principal collected	6,844	4,082
	Purchases, incl. $0 and $(9) from other FHLBs	(27)	(2,313)
	Trading securities -
	Proceeds from maturities, sales and paydowns	430	31
	Purchases	(1,101)	(825)
	Held-to-maturity (HTM) securities -
	Net proceeds from maturities and purchases on short-term HTM securities [1]	248	454
	Proceeds from maturities on longer-term HTM securities [2]	2,704	1,139
	Purchases of longer-term HTM securities [2]	(14)	(7,761)
	Available-for-sale (AFS) securities -
	Proceeds from maturities and sales	976	498
	Purchases	(13,666)	(781)
	Proceeds from sale of foreclosed assets	37	31
	Capital expenditures for software and equipment	(7)	(5)

	Net cash provided by (used in) investing activities	5,939	(961)

Financing	Net change in deposits, incl. $(1) and $5 from other FHLBs	182	(26)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	817,081	1,046,932
	Bonds	12,079	22,684
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(815,186)	(1,046,786)
	Bonds, incl. $(110) and $(116) transferred to other FHLBs	(19,689)	(20,484)
	Net proceeds (payments) on derivative contracts with financing element	(57)	120
	Proceeds from issuance of capital stock	101	65
	Redemptions of mandatorily redeemable capital stock	(89)	(9)

	Net cash provided by (used in) financing activities	(5,578)	2,496

	Net increase (decrease) in cash and due from banks	809	1,466
	Cash and due from banks at beginning of year	130	17

	Cash and due from banks at end of year	$939	$1,483

Supplemental	Interest paid	$1,757	$2,592
	Affordable Housing Program assessments paid	8	16
	Resolution Funding Corporation assessments paid	16	10
	Capital stock reclassed to mandatorily redeemable capital stock	123	165
	Transfer of MPF Loans to real estate owned	68	43
[1]	Short-term HTM securities consist of commercial paper that has a maturity of less than 90 days when purchased.
[2]	Longer-term HTM securities consist of securities with maturities of 90 days or more.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Background and Basis of Presentation

The Federal Home Loan Bank of Chicago1 is a federally chartered corporation and one of 12 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System). The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership. Each FHLB operates as a separate entity with its own management, employees, and board of directors. Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent federal agency in the executive branch of the United States government and successor to the Federal Housing Finance Board (Finance Board), effective July 30, 2008.

We provide credit to members principally in the form of secured loans called advances. We also provide funding for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program2.

These programs help us accomplish our mission to deliver value to our members, and promote and support their growth and success, by providing:

•	highly reliable liquidity;

•	secured advances, wholesale mortgage financing, and other products and services designed to meet members’ needs; and

•	direct financial support for members’ affordable housing and community investment programs.

[1]	Unless otherwise specified, references to “we,” “us,” “our,” and “the Bank” are to the Federal Home Loan Bank of Chicago.
[2]	“Mortgage Partnership Finance,” “MPF,” “MPF Shared Funding,” “eMPF,” and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago.

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. Subsequent events have been evaluated through the time of filing on November 12, 2009, which is the time and date that these financial statements have been issued.

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K (2008 Form 10-K) filed with the SEC.

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

We hold various senior interests in MBS and student loan ABS. We are a non-transferor investor in these securities, in that the investment does not contain any assets that were transferred from us. We did not sponsor these securities nor are we the servicer. Most of these securities are classified as held-to-maturity or available-for-sale. An immaterial amount is classified as trading. We do not provide any liquidity or credit support to our investments in these securities and our maximum loss exposure is limited to the carrying value.

Under consolidation accounting principles, the variable interest holder that is considered the primary beneficiary is responsible for consolidating the variable interest entity. An enterprise is considered the primary beneficiary if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the variable interest entity’s expected losses, receive a majority of its expected residual returns, or both. We do not consolidate our investments in MPF Shared Funding securities, and securitized MBS and ABS since we are not the sponsor or the primary beneficiary of these variable interest entities, as we hold the senior, rather than residual, interest in these securities.

Cash Flows – For purposes of the statements of cash flows, we consider cash and due from banks as cash and cash equivalents.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Adopted in 2009:

Other-Than-Temporary Impairments (OTTI)

On April 9, 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI, amending the prior guidance for investment securities classified as available-for-sale (AFS) and held-to-maturity (HTM). The objective of the new OTTI guidance is to make the prior guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The most significant change to our previous OTTI accounting relates to the amount of OTTI that is recognized into earnings.

Prior to the new guidance, if OTTI was determined to exist, we recognized an OTTI charge into earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value as of the balance sheet date. Under the new guidance, if OTTI has been incurred, and it is more likely than not that we will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors.

On April 28, 2009 and May 7, 2009, the FHFA provided the FHLBs with guidance on the process for determining OTTI with respect to private-label MBS and our adoption of recent FASB guidance governing the accounting for OTTI in the first quarter of 2009. The goal of the FHFA guidance is to promote consistency in the determination of OTTI for private-label MBS among all FHLBs. Recognizing that many of the FHLBs desired to early adopt the FASB OTTI guidance, the FHFA guidance also required that all FHLBs early adopt the FASB OTTI guidance in order to achieve consistency among all FHLBs and to follow certain guidelines for determining OTTI.

We adopted the FASB guidance, applied in accordance with the FHFA guidance effective January 1, 2009. The cumulative effect on retained earnings was calculated using accounting guidance creditors apply when determining the impairment of a loan. See Note 5 – Investment Securities for further details.

The following table summarizes the effect on our financial statements. It should be noted that this comparison is limited to the change in accounting principle with respect to the amount of OTTI that is recognized in the statements of income. The cumulative effect adjustment had no impact on either our Affordable Housing Program (AHP) or Resolution Funding Corporation (REFCORP) expense accrual since the adjustment was made to retained earnings rather than to the statements of income.

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

Estimating Fair Value

On April 9, 2009, the FASB released new accounting guidance for determining fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly. This guidance emphasizes that despite significant decreases in volume and level of activity and regardless of the valuation technique used for the asset or liability, the fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

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

We adopted this new guidance effective June 30, 2009. It requires us to disclose the date for which we have evaluated our subsequent events, which is the date we issue and file our financial statements with the SEC. For this reporting period it is the time of filing on November 12, 2009. Adoption of the new guidance did not have a significant effect on our financial statements.

FASB Accounting Standards Codification™

On July 1, 2009, the FASB issued new accounting guidance pertaining to the accounting standards Codification and the hierarchy of Generally Accepted Accounting Principles. Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental U.S. GAAP. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered non-authoritative. All guidance contained in the Codification carries an equal level of authority. Any effects of applying the provisions of Codification should be accounted for as a change in accounting principle or correction of an error, as applicable. Our adoption of the Codification did not have a significant effect on our financial statements.

Amendment to Existing Fair Value Measurement

In August 2009, the FASB issued an amendment to existing fair value measurement guidance with respect to measuring liabilities. The guidance indicates that the preferred fair value measurement methodology is in the following order:

•

Level 1 – Using a quoted price of the identical liability when available. If unavailable, then using a quoted price of the identical liability when traded as an asset provided no adjustments need to be made to the quoted price.

•	Level 2 – Using quoted prices for similar liabilities or similar liabilities when traded as assets may be used.

•

Level 2 or Level 3 – Using another valuation technique that is consistent with fair value measurement principles, such as the income approach, a present value measurement technique or a market approach. The fair value determined under these valuation techniques should reflect the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The amendment also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The amendment is effective for the reporting period beginning October 1, 2009. Revisions resulting from a change in valuation technique or its application are accounted for as a change in accounting estimate. The amendment did not have an effect on our financial statements at the time of adoption. This is because our consolidated obligations are not actively traded as a liability. Further, given that the 12 FHLBs are jointly and severally liable for consolidated obligations, quoted prices on similar liabilities or similar liabilities traded as an asset do not exist. Accordingly, we continue to use a valuation technique consistent with fair value measurement principles to measure the fair value of our consolidated obligations.

Issued but not yet effective:

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$4	$26	$11	$133

Investment securities -
Trading	8	12	30	33
Available-for-sale	101	13	195	25
Held-to-maturity	178	197	559	499

Total investment securities	287	222	784	557

Advances	133	277	482	893

MPF Loans held in portfolio	301	418	1,001	1,278
Less: Credit enhancement fees paid	(5)	(8)	(17)	(25)

MPF Loans held in portfolio, net	296	410	984	1,253

Total interest income	720	935	2,261	2,836

Interest Expense -
Deposits	-	5	1	19
Securities sold under agreements to repurchase	5	12	22	43

Consolidated obligations -
Discount notes	34	113	116	349
Bonds	523	739	1,633	2,277

Total consolidated obligations	557	852	1,749	2,626

Subordinated notes	15	14	43	43

Total interest expense	577	883	1,815	2,731

Net Interest Income before provision for credit losses	143	52	446	105
Provision for credit losses	-	1	5	1

Net interest income	$143	$51	$441	$104

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

For accounting policies concerning our investment securities see Note 7 on page F-12 in our 2008 Form 10-K.

Our GSE securities are issued or guaranteed by Fannie Mae or Freddie Mac. Tennessee Valley Authority (TVA) securities are not obligations of the U.S. government, and do not carry a government guarantee.

Amortized Cost and Fair Value

The following tables present the amortized cost and fair value of our AFS and HTM securities.

	Available-for-Sale
As of September 30, 2009	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Non-MBS:
GSE	$56	$-	$1		$-	$57
Temporary liquidity guarantee program (FDIC-TLGP)	100	-	1		-	101
TVA	25	-	1		-	26
Small Business Administration / Small Business Investment Companies	763	-	16		(1)	778

Total non-MBS	944	-	19		(1)	962

ABS:
FFELP student loan ABS	7,085	-	468		*	7,553

MBS:
GSE residential	5,931	-	168	[1]	(2)	6,097
Government-guaranteed residential	1,237	-	14		*	1,251
Private-label residential	148	(74)[2]	10	[2]	*	84

Total MBS	7,316	(74)	192		(2)	7,432

Total	$15,345	$(74)	$679		$(3)	$15,947

*	Less than $1 million.
[1]	Net unrealized gains of $69 million were recognized into derivatives and hedging activities related to fair value hedges of these securities.
[2]

The following table presents a reconciliation of the AFS OTTI loss recognized through Accumulated Other Comprehensive Income (Loss) (AOCI) to the total net non-credit portion of OTTI losses on AFS securities in AOCI as of September 30, 2009.

As of September 30, 2009	AFS Non-Credit OTTI to AOCI
Total non-credit OTTI loss recognized in AOCI	$(74)
Subsequent unrealized changes in fair value	10

OTTI-related component of AOCI	$(64)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

	Held-to-Maturity
As of September 30, 2009	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains		Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
Commercial paper	$200	$-	$200	$-	$	*	$200
GSE	409	-	409	24		-	433
State or local housing agency obligations	42	-	42	-		*	42
Small Business Administration / Small Business Investment Companies	116	-	116	1		*	117

Total non-MBS	767	-	767	25		-	792

MBS:
GSE residential	9,638	-	9,638	516		*	10,154
Government-guaranteed residential	16	-	16	-		-	16
MPF Shared Funding	245	-	245	1		*	246
Private-label residential	2,030	(671)	1,359	210		(21)	1,548
Private-label home equity	1,136	(337)	799	6		(97)	708
Private-label commercial	57	-	57	2		(1)	58

Total MBS	13,122	(1,008)	12,114	735		(119)	12,730

Total	$13,889	$(1,008)	$12,881	$760		$(119)	$13,522

*	Less than $1 million

	Available-for-Sale				Held-to-Maturity
As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-MBS:
GSE	$530	$17	$-	$547	$411	$21	$-	$432
State or local housing agency obligations	7	-	-	7	48	-	-	48
Small Business Administration/ Small Business Investment Companies	-	-	-	-	567	3	(1)	569

Total non-MBS	537	17	-	554	1,026	24	(1)	1,049

MBS:
GSE	1,448	36	-	1,484	11,459	306	(17)	11,748
Government-guaranteed	-	-	-	-	17	-	-	17
MPF Shared Funding	-	-	-	-	304	-	(16)	288
Private-label	145	-	(41)	104	3,789	-	(1,163)	2,626

Total MBS	1,593	36	(41)	1,588	15,569	306	(1,196)	14,679

Total	$2,130	$53	$(41)	$2,142	$16,595	$330	$(1,197)	$15,728

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolios for periods under 12 months and for 12 months or more.

September 30, 2009	Less than 12 Months					12 Months or More
	Fair Value		Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)
Available-for-Sale Securities
Non-MBS:
Small Business Administration / Small Business Investment Companies	$113		$(1)		$-	$-	$-	$-
ABS:
FFELP student loans	39		*		-	-	-	-
MBS:
GSE residential	261		(2)		-	-	-	-
Government-guaranteed residential	212		*		-	-	-	-
Private-label residential	-		-		-	84	*	(64)

Total	$625		$(3)		$-	$84	$-	$(64)

Held-to-Maturity Securities
Non-MBS:
Commercial paper	$200	$		*	$-	$-	$-	$-
State or local housing agency obligations	2			*	-	*	*	-
Small Business Administration / Small Business Investment Companies	10			*	-	-	-	-
MBS:
GSE residential	1			*	-	2	*	-
MPF Shared Funding	-		-		-	9	*	-
Private-label residential	*			*	-	1,529	(21)	(671)
Private-label home equity	-		-		-	690	(97)	(337)
Private-label commercial	*			*	-	9	(1)	-

Total	$213	$	*		$-	$2,239	$(119)	$(1,008)

* Less than $1 million

December 31, 2008	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized/ Unrecognized Losses	Fair Value	Gross Unrealized/ Unrecognized Losses
Available-for-Sale MBS private-label	$-	$-	$41	$(41)

Held-to-Maturity:
Non-MBS Small Business Administration / Small Business Investment Companies	$7	$(1)	$-	$-
MBS:
GSE	586	(17)	-	-
MPF Shared Funding	-	-	288	(16)
Private-label	1,384	(635)	975	(528)

Total HTM	$1,977	$(653)	$1,263	$(544)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Maturity Terms

The following table presents as of September 30, 2009, the amortized cost and fair value of AFS and HTM securities by contractual maturity for non-MBS. Since the expected maturities of ABS and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to prepay such loans, we have excluded ABS and MBS from this table.

	Available-for-Sale		Held-to-Maturity
September 30, 2009	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS by Year of Maturity -
Due in one year or less	$56	$57	$249	$249
Due after one year through five years	100	101	421	445
Due after five years through ten years	375	377	55	56
Due after ten years	413	427	42	42

Total non-MBS	$944	$962	$767	$792

Other-Than-Temporary Impairment Losses Realized

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

The amount of the total OTTI for either a held-to-maturity security or an available-for-sale security that was not

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

previously impaired is determined as the difference between its amortized cost prior to the determination of OTTI and its fair value. The amount of total OTTI for either a held-to-maturity security or an available-for-sale security that was previously impaired in a prior interim or annual reporting period is determined as the difference between its carrying value prior to the determination of OTTI and its fair value. Credit losses related to previously impaired securities are reclassified out of AOCI into the “Portion of loss recognized in other comprehensive income” in our statements of income.

Amounts recognized in OTTI that relate to non-credit factors also are included in the “Portion of loss recognized in other comprehensive income”. If a credit loss exists, we use our best estimate of the present value of cash flows expected to be collected from the investment security. We define cash flows expected to be collected as cash flows that we are likely to collect after assessment of all available information. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.

We measure the credit loss amount related to an investment security’s initial occurrence of OTTI using guidance that also applies to the determination of OTTI for impaired loans. Specifically, we estimate cash flows expected to be collected taking into consideration the payment structure of the investment security, prepayment speeds, default rates, loss severities, and other relevant components such as housing price indices. In regards to payment structure, we use the contractual rate of the security (that is, coupon rate) for fixed-rate securities. For variable-rate securities, we use an implied forward curve rather than the spot interest rate. This is because we believe the implied forward curve provides the best estimate of cash flows expected to be collected. For adjustable-rate securities with initial fixed interest rates, we calculate a security’s effective interest rate using a blend of the initial fixed interest rate over the fixed period and the adjustable-rate or rates for periods subsequent to the first fixed period. The initial discount rate for a fixed-, variable-, or adjustable-rate security is consistent with the same rate that was used to project the cash flows expected to be collected on that security. For example, an implied forward curve is used to discount our variable-rate securities.

We account for the OTTI investment security as if the investment security had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI related to credit losses recognized in non-interest income (loss).

The amount of the total OTTI related to other factors also is recognized in AOCI. The new carrying value is not changed for subsequent recoveries in fair value. As of the measurement date, a new accretable yield is calculated on the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. This yield is re-evaluated quarterly and adjusted for subsequent increases or decreases in estimated cash flows. Additionally, the OTTI recognized in AOCI for investment securities classified as held-to-maturity is accreted from AOCI to the amortized cost of the investment security over the remaining life of the investment security in a prospective manner on the basis of the amount and timing of future estimated cash flows. That accretion increases the carrying value of the investment security and continues until it matures, there is additional OTTI recognized into earnings, or in the unlikely event that we sell the security for reasons permitted under GAAP.

For previously impaired securities, the cash flows expected to be collected are discounted using a rate equal to the current yield used to accrete the investment security. Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in AOCI.

Significant Inputs Used to Calculate OTTI

Our OTTI analysis for our private-label MBS includes key modeling assumptions, significant inputs and methodologies provided by an FHLB System OTTI governance committee (the Governance Committee) to be used to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The Governance Committee was formed by the FHLBs to achieve consistency among the FHLBs in their analyses of OTTI of private-label MBS.

Each FHLB is responsible for making its own determination of impairment, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields. In accordance with FHFA guidance, FHLBs that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBs.

In order to promote consistency in the application of the assumptions, significant inputs, and implementation of the OTTI methodology, the FHLBs have established control procedures whereby the FHLBs performing cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the Governance Committee. These FHLBs exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

To assess whether the entire amortized cost bases of our private-label MBS will be recovered, we performed a cash flow analysis for each security where fair value was less than amortized cost as of the balance sheet date. In performing the cash flow analysis for each of these securities, we used two models provided by independent third parties. The first model considers borrower characteristics and the particular attributes of the loans underlying the securities in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, delinquencies, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined as of September 30, 2009:

	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Classification	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Prime	12.3%	8.4%-12.8%	13.8%	0.0%-14.4%	44.7%	0.0%-46.6%	9.2%	8.5%-35.8%
Alt-A	11.4%	6.4%-14.0%	49.6%	35.6%-77.7%	45.3%	40.2%-55.5%	12.1%	6.2%-23.0%
Subprime	5.5%	3.8%-13.5%	78.8%	42.4%-88.5%	68.4%	63.1%-96.0%	26.1%	0.0%-44.8%

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

For 2009, we recognized OTTI as shown in the following table. In 2008, under different accounting principles then in effect, we recognized total OTTI of $9 million and $72 million for the comparable three and nine month periods. The 2008 OTTI losses were not broken down into credit or non-credit components.

	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses [1]	Total OTTI
For the three months ended September 30, 2009
AFS securities	$(13)	$10	$(3)
HTM securities	(156)	57	(99)

Total OTTI impairment	$(169)	$67	$(102)

For the nine months ended September 30, 2009
AFS securities	$(32)	$(18)	$(50)
HTM securities	(347)	(991)	(1,338)

Total OTTI impairment	$(379)	$(1,009)	$(1,388)

[1]

For securities that have a previous non-credit loss balance in AOCI, further credit-related impairment is first reclassified from non-credit loss into our statement of income, and accordingly, represents additional net credit loss. Therefore, depending on the magnitude of additional credit losses, and our population of securities being other-than-temporarily impaired, this can be a positive or a negative amount over a given period.

The following table shows the outstanding balances on securities that were other-than-temporarily impaired in the current quarter:

	Balance as of September 30, 2009
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
AFS securities	$180	$145	$81	$81
HTM securities [1]	2,820	2,430	1,472	1,675

Total OTTI impairment	$3,000	$2,575	$1,553	$1,756

[1]	Only HTM securities that were impaired for the three months ending September 30, 2009 are included in these amounts.

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

The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining life as an increase to the carrying value, since we ultimately expect to collect these amounts. During the three and nine months ending September 30, 2009, we recorded accretion of $77 million and $160 million.

The following tables show the roll-forwards of the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities where there was also an additional non-credit portion (recognized into AOCI).

For the three months ended September 30, 2009

	AFS	HTM	Total
Amount June 30, 2009	$22	$241	$263

Additions:
Credit losses on securities for which OTTI was not previously recognized	-	1	1
Additional credit losses on securities for which an OTTI charge was previously recognized	13	155	168

Total OTTI recognized three months ended September 30, 2009	13	156	169

Reductions:
None	-	-	-

Amount September 30, 2009	$35	$397	$432

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

For the nine months ended September 30, 2009

	AFS	HTM	Total
Amount January 1, 2009 [1]	$3	$50	$53

Additions:
Credit losses on securities for which OTTI was not previously recognized	6	66	72
Additional credit losses on securities for which an OTTI charge was previously recognized	26	281	307

Total OTTI recognized nine months ended September 30, 2009	32	347	379

Reductions:
None	-	-	-

Amount September 30, 2009	$35	$397	$432

[1]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

Gains and Losses on Trading Securities

The net gains (losses) on trading securities for the periods indicated were as follows:

For the periods ended September 30,	Three months		Nine months
	2009	2008	2009	2008
Net realized gain (loss)	$-	$-	$-	$-
Net unrealized gain (loss)	-	(3)	(11)	(3)

Net gain (loss) on trading securities	$-	$(3)	$(11)	$(3)

The following table presents the fair value of trading securities, including MBS:

Fair values as of:	September 30, 2009	December 31, 2008
Non-MBS:
GSE	$972	$838
Temporary liquidity guarantee program (FDIC-TLGP)	534	-

Total Non-MBS	1,506	838

MBS:
GSE	19	24
Government-guaranteed	4	4

Total MBS	23	28

Total trading securities	$1,529	$866

Gains and Losses on AFS Securities

In the nine months ending September 30, 2009 we had proceeds of $353 million from the sale of AFS securities. We had no sales from the AFS portfolio during the first nine months of 2008. The realized gains and losses from the sales of AFS securities were as follows:

For the periods ended September 30,	Three months		Nine months
	2009	2008	2009	2008
Realized gain	$-	$1	$19	$1
Realized loss	-	-	-	-

Net realized gain (loss) from sale of AFS securities	$-	$1	$19	$1

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

For accounting policies concerning advances, see Note 8 on page F-18 in our 2008 Form 10-K. At September 30, 2009, we had advances outstanding to members at interest rates ranging from 0.22% to 8.47%.

The following table presents our advances by redemption terms:

As of September 30, 2009	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$8,929	2.61%	$8,955	$13,693
One to two years	3,896	3.52%	4,246	3,880
Two to three years	2,174	3.58%	1,904	2,212
Three to four years	2,125	2.47%	2,122	1,797
Four to five years	657	3.80%	654	629
More than five years	7,268	2.81%	7,168	2,838

Total par value	25,049	2.91%	$25,049	$25,049

Hedging adjustments	408

Total advances	$25,457

We offer advances to members that may be prepaid at par on call dates without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by the advance borrower paying a make-whole fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance. At September 30, 2009 and December 31, 2008, we had callable advances outstanding totaling $1.6 billion and $1.7 billion.

We also offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we would typically exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At September 30, 2009 and December 31, 2008, we had putable advances outstanding totaling $7.0 billion and $8.1 billion.

The following table presents our advances by interest-rate payment terms:

	September 30, 2009	December 31, 2008
Fixed-rate	$18,107	$28,192
Variable-rate	6,942	9,338

Total par value of advances	25,049	37,530
Hedging adjustments	408	609
Fair value option adjustments	-	1

Total advances	$25,457	$38,140

As of September 30, 2009 no advance borrower had over 10% of total advances outstanding. At December 31, 2008 we had $4.4 billion in advances outstanding to Bank of America, N.A., which was 12% of total advances outstanding, with no other advance borrower over 10%. On October 17, 2008, LaSalle Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district.

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

We no longer acquire MPF Loans for investment except for immaterial amounts of MPF Loans that support affordable housing and are guaranteed by the Rural Housing Service of the Department of Agriculture (RHS) or insured by the Department of Housing and Urban Development (HUD).

“MPF Loans” refer to conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program. In September of 2008, we began offering the MPF Xtra® product to our PFIs. Under the MPF Xtra product, we purchase MPF Loans from PFIs and concurrently sell them to Fannie Mae as a third-party investor. References to MPF Loans as they relate to the MPF Xtra product exclude mortgage loan participations.

The following table summarizes our MPF Loan information:

	September 30, 2009	December 31, 2008
MPF Loans - single-family
Medium term (15 years or less):
Conventional	$7,708	$9,657
Government [1]	198	230

Total medium term	7,906	9,887

Long term (over 15 years):
Conventional	13,534	17,897
Government [1]	3,381	3,861

Total long term	16,915	21,758

Total par value	24,821	31,645
Agent fees, premium (discount)	104	150
Loan commitment basis adjustment	(12)	(16)
Hedging adjustments	250	311
Receivable from future performance credit enhancement fees	2	2
Allowance for credit loss	(9)	(5)

Total MPF Loans held in portfolio, net	$25,156	$32,087

[1]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

MPF Loans held in our portfolio are placed on non-performing (non-accrual) status when it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the MPF Loan is well-secured and in the process of collection. We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. We had $33 million and $19 million of MPF Loans on non-performing status at September 30, 2009 and December 31, 2008.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans that are on non-performing status, and that are viewed as collateral-dependent loans, are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment. We had impaired MPF Loans of $22 million and $12 million at September 30, 2009 and December 31, 2008. An allowance of $4 million was allocated to these loans at September 30, 2009 and less than $1 million at December 31, 2008.

The average balance for impaired MPF Loans was $18 million and $17 million for the three and nine months ended September 30, 2009 compared to $8 million for both the three and nine months ended September 30, 2008. Interest income recognized on impaired MPF Loans was less than $1 million for all periods presented.

When assets have been received in satisfaction of debt, for example through actual foreclosures or in-substance foreclosures, MPF Loans are reclassified at fair value as real estate owned in other assets. We had $43 million and $35 million in MPF Loans classified as real estate owned in other assets, which had been foreclosed but not yet liquidated at September 30, 2009 and December 31, 2008. For further detail on MPF Loans classified as non-performing, impaired, or real estate owned see Note 9 on page F-19 in our 2008 Form 10-K.

MPF Xtra Product

MPF Loans sold to us through the MPF Xtra product are classified as held-for-sale, since such MPF Loans are concurrently sold to Fannie Mae as a third-party investor, and are not held on our balance sheet. We receive a nominal upfront transaction fee to cover our cost of acting as master servicer for these MPF Loans. This fee is recognized over the contractual life of the MPF Loans as a component of other, net, non-interest income (loss). If an MPF Xtra loan prepays, the unearned revenue associated with that MPF Xtra loan is immediately recognized into non-interest income.

For the nine months ended September 30, 2009, we collected $7 million in fees in connection with the purchase and concurrent sale of $2.8 billion of MPF Xtra loans. Of the fees collected we recognized fee revenue of less than $1 million for both the three and nine month periods, the remainder being deferred and recognized over the contractual life of the loans.

Note 8 – Allowance for Credit Losses

We have not recorded any allowance for credit losses on our advances. At September 30, 2009 and December 31, 2008, we had rights to collateral with an estimated value greater than the outstanding advances. See Security Terms in Note 8 – Advances on page F-19 in our 2008 Form 10-K for additional information regarding collateral.

Our allowance for MPF Loan credit losses represents management’s estimate of probable losses inherent in our MPF Loan portfolio. MPF Loans sold to Fannie Mae under the MPF Xtra product are not held in our portfolio and therefore are not included in our allowance for credit losses.

The following table presents the changes in the allowance for credit losses on MPF Loans for the periods indicated:

For the periods ended September 30,	Three months		Nine months
	2009	2008	2009	2008
Balance, beginning of period	$9	$2	$5	$2
Chargeoffs	*	*	(1)	*
Recoveries	-	-	-	-
Provision for credit losses	*	1	5	1

Balance, end of period	$9	$3	$9	$3

*	Less than $1 million

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

	September 30, 2009	December 31, 2008
Par value outstanding	$31,385	$29,484
Carrying value outstanding	$31,367	$29,466

Weighted average rate at period-end	0.30%	0.64%
Daily average outstanding for the year-to-date period	$37,542	$19,353

Weighted average rate for the year-to-date period	0.41%	2.22%
Highest outstanding at any month-end during the year-to-date period	$43,017	$29,466

The following table presents interest rate payment terms at the time of issuance for the types of consolidated obligation bonds for which we are the primary obligor.

	September 30, 2009	December 31, 2008
Fixed-rate non-callable	$35,694	$40,591
Fixed-rate callable	10,440	13,471
Floating-rate	50	975
Step-up	1,297	50
Inverse floating-rate	50	50

Total par value	47,531	55,137

Bond discounts, net	(25)	(39)
Hedging adjustments	(320)	207
Fair value option adjustments	5	-

Total consolidated obligation bonds	$47,191	$55,305

The following table summarizes consolidated obligation bonds for which we are the primary obligor by redemption terms:

September 30, 2009	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$12,081	3.76%	$19,718
One to two years	8,378	3.12%	6,723
Two to three years	7,567	3.60%	5,152
Three to four years	5,905	4.24%	5,405
Four to five years	4,141	4.89%	3,659
More than five years	9,459	5.24%	6,874

Total par value	47,531	4.07%	$47,531

Bond discounts, net	(25)
Hedging adjustments	(320)
Fair value option adjustments	5

Total consolidated obligation bonds	$47,191

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

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. No members had concentrations of capital stock greater than or equal to 10% of total capital stock at September 30, 2009 or December 31, 2008.

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

The C&D Order we entered into with the Finance Board on October 10, 2007, includes an additional minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we continue to include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. Our non-mortgage asset ratio on an average monthly basis was above 11% at September 30, 2009, thus we were subject to the 4.76% ratio. At December 31, 2008, our non-mortgage asset ratio was below 11%, thus we were subject to the 4.50% ratio.

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Regulatory Capital
	Requirement in effect		Actual
	Ratio	Amount	Ratio	Amount
September 30, 2009	4.76%	$4,137	5.16%	$4,486
December 31, 2008	4.50%	$4,146	4.70%	$4,327

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At September 30, 2009 and December 31, 2008, we had an aggregate amount of $3.799 billion and $3.787 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

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

The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

Nine months ended September 30,	Dollar Amount		Member Count
	2009	2008	2009	2008
MRCS at January 1,	$401	$22	16	12
Membership withdrawals, net	17	7	6	4
Mergers/move - out-of-district	1	156	3	8
FDIC receivership[1]	16	-	7	-
Excess capital stock per C&D Order	89	2	26	-
Redemptions of MRCS	(89)	(9)	(26)	(5)

MRCS at end of period	$435	$178	32	19

[1]	Members who were placed into FDIC receivership and our capital stock was not transferred to another member.

Under the terms of the C&D Order, as amended, except for redemptions above the member’s capital stock floor, any other capital stock repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require approval of the Deputy Director, Division of FHLB Regulation of the FHFA (Deputy Director). We do not believe the denial of stock redemption requests affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this denial delays the timing of an eventual mandatory redemption.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI for the periods indicated:

	AFS	AFS OTTI Non-Credit	HTM [1]	HTM OTTI Non-Credit	Cash Flow Hedges	Retirement Plans	Total
Balance December 31, 2007	$(13)	$-	$(138)	$-	$(98)	$(2)	$(251)

Net unrealized gain (loss)	(17)	-	-	-	(16)	1	(32)

Reclassification adjustment for (gain) loss recognized into net income (loss)	(1)	-	42	-	32	-	73

Total other comprehensive income (loss)	(18)	-	42	-	16	1	41

Balance September 30, 2008	$(31)	$-	$(96)	$-	$(82)	$(1)	$(210)

Balance December 31, 2008	$12	$-	$(76)	$-	$(576)	$1	$(639)

January 1, 2009, cumulative effect non-credit impairment adjustment [2]	-	(56)	-	(177)	-	-	(233)

Net unrealized gain (loss) non-credit	-	(44)	-	(1,272)	-	-	(1,316)
Net unrealized gain (loss) recognized in AOCI	603	10	-	-	106	-	719
Reclassification adjustments from AOCI into income:

Net interest (income) expense	-	-	12	-	31	-	43
Net impairment (gains) losses	-	26	40	281	-	-	347
Realized net (gain) loss on sale of available-for-sale securities	(19)	-	-	-	-	-	(19)
Derivatives and hedging activities	-	-	-	-	(5)		(5)
Compensation and benefits	-	-	-	-	-	(2)	(2)
Accretion from OTTI non-credit to HTM asset	-	-	-	160	-	-	160

Total other comprehensive income (loss)	584	(8)	52	(831)	132	(2)	(73)

Balance September 30, 2009	$596	$(64)	$(24)	$(1,008)	$(444)	$(1)	$(945)

[1]

On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from AFS to HTM. The $138 million unrealized loss on these securities at that time was reported in AOCI and is being amortized using the constant effective interest (i.e., level yield) method over the estimated lives of the securities, based on anticipated prepayments offset by the interest income accretion related to the discount on the transferred securities. In addition, other-than-temporary impairments on these securities have also been recognized. See Note 5 – Investments - Held-to-Maturity for details.

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

Risk Profile

Market risk is the risk that the value of our financial assets will decrease due to changes in market risk factors. There are several market risk factors that may impact the value of our financial assets, but interest rate risk, which arises due to the variability of interest rates, is the most critical. Our key interest rate risk exposures include:

•	Yield curve risk – We are exposed to movements in the benchmark yield curve used to discount the future cash flows from our assets, liabilities and derivatives.

•	Option risk – We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve as well as the yield curve itself.

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

Mortgage-related assets, which include MPF Loans and mortgage-backed securities, are the predominant sources of interest rate risk in our market risk profile. We also invest in GSE obligations, the taxable portion of state or local housing finance agency securities, and student loan ABS. The interest rate and prepayment risk associated with these assets are managed through a combination of debt issuance and derivatives. The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected maturities of these investments, primarily depending on changes in interest rates.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Embedded Derivatives - We may purchase financial instruments in which a derivative instrument is embedded in the financial instrument. Upon executing these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument meets the definition of a derivative.

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

Cash Flow Hedges

Anticipated Discount Notes – Our hedge objective is to mitigate the variability of cash flows associated with the benchmark interest rate, London Interbank Offer Rate (LIBOR), of variable interest streams associated with the recurring maturity and re-issuance of short-term fixed rate discount notes. The variability in cash flows associated with each new issuance of discount notes results from changes in LIBOR over a specified hedge period caused by the recurring maturity and re-issuance of short-term fixed-rate discount notes over that hedge period. Our hedge strategy may involve the use of forward starting swaps to hedge this variability in cash flows due to changes in LIBOR so that a fixed-rate is secured over the life of the hedge relationship. In effect, we are changing what would otherwise be deemed a variable-rate liability into a fixed-rate liability. The total principal amount at issuance of the discount notes (i.e. net proceeds) and the total principal amount of the discount notes on an ongoing basis is equal to or greater than the total notional on the actual swaps used as hedging instruments. We document at hedge origination, and on an ongoing basis, that our forecasted issuances of discount notes are probable. We measure effectiveness each period using the hypothetical derivative method. The purpose of this measurement is to reclassify the amount of hedge ineffectiveness from AOCI to derivatives and hedging activities in the periods where the actual swap has changed in fair value greater than the hypothetical swap’s changes in fair value.

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

Variable-Rate Advances – We may use an option to hedge a specified future variable cash flow of variable-rate LIBOR-based advances. The option will effectively create a floor on the variable cash flow at a predetermined target rate. These hedges are considered perfectly effective since in each hedge relationship, the critical terms of the LIBOR floor completely match the related terms of the hedged forecasted cash flows. For effective hedges using options, the option premium is reclassified out of AOCI using the floorlet method. Specifically, the initial basis of the instrument at the inception of the hedge is allocated to the respective floorlets comprising the floor. All subsequent changes in fair value of the floor, to the extent deemed effective, are recognized in AOCI. The change in the allocated fair value of each respective floorlet is reclassified out of AOCI when each of the corresponding hedged forecasted transactions impacts earnings.

Fair Value Hedges

Consolidated Obligation Bonds – We manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, when a fixed-rate consolidated obligation is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation. We also hedge the LIBOR benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a floating rate liability and has an offsetting call option(s) to terminate the interest rate swap. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we apply shortcut accounting to certain non-callable fixed-rate consolidated obligations.

Available-for-Sale Securities – We use interest rate swaps to hedge certain AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark interest rate of LIBOR by effectively converting fixed-rate securities into floating rate assets to reduce our exposure to rising interest rates. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness under the long-haul method. AFS securities are measured at fair value with changes in fair value reported in AOCI; however, in the case of a fair value hedge, the adjustment of its carrying amount is recognized in earnings rather than in AOCI in order to offset the gain or loss on the hedging instrument. The gain or loss (that is, the change in fair value) on the AFS securities attributable to the hedged risk is the amount that is recognized currently in derivatives and hedging activities in our statements of income. Any gain or loss on these securities that is not attributable to the hedged risk is recognized into AOCI.

Advances – With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain non-putable fixed-rate advances. In the case of putable advances, the transactions are primarily hedged under a highly effective hedge relationship. In those cases, the swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Economic Hedges

MPF Loans – Options may also be used to hedge the duration and convexity of the MPF Loan portfolio and prepayment risk on MPF Loans, many of which are not identified to specific MPF Loans and, therefore, do not receive fair value or cash flow hedge accounting treatment. These primarily include options, futures contracts and swaptions. We may also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. Our potential loss due to credit risk as of the balance sheet date is based on the fair value of our derivative assets. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral (including cash) or other security, if any, for the amount due proved to be of no value to us. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. At September 30, 2009 and December 31, 2008, our maximum credit risk as defined above was $143 million and $260 million.

We transact most of our derivatives with major financial institutions and major broker-dealers, of which some, or their affiliates, buy, sell, and distribute consolidated obligations.

We held collateral consisting of securities and cash with a fair value of $140 million and $269 million as of September 30, 2009 and December 31, 2008. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and may be held by the member for our benefit.

Derivatives Exposures to Lehman Brothers Special Financing, Inc.

As of September 30, 2009, we continued to owe a net amount of $6 million to Lehman Brothers Special Financing Inc. (LBSFI) under an ISDA Master Agreement, as further discussed in “Accounting Issues Related to Lehman Derivative Termination” on page F-42 in our 2008 Form 10-K. It is possible that we may incur additional costs associated with the final settlement procedures with LBSFI, but we do not expect those costs to be material.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Financial Statement Impact and Additional Financial Information

Our net payments on derivative financing activities during the nine months ended September 30, 2009 were $57 million. We perform an evaluation to determine whether an upfront fee received represents a financing activity. If an upfront fee received represents more than an insignificant amount, then the initial and subsequent cash flows associated with the derivative are reported on a net basis as a financing activity in our statement of cash flows. We have interpreted the term “insignificant” as denoting an amount that is less than 10% of the present value of an at-the-market derivative’s fully prepaid amount.

The effect of fair value hedges on extinguishment gains or losses of our debt is excluded from the amount we report as financing activities related to payments for maturing and retiring consolidated obligation bonds in our statement of cash flows.

Our derivative instruments contain provisions that may require us to post additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009 is $875 million for which we have posted collateral of $852 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, we would be required to post up to an additional $133 million of collateral to our counterparties.

The following table summarizes our derivative instruments as of September 30, 2009.

As of September 30, 2009	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships -
Interest rate swaps	$37,502	$109	$1,477
Interest rate swaptions	2,855	90	-
Interest rate caps or floors	2,675	277	-
Interest rate futures/TBA	302	-	-

Total	43,334	476	1,477

Derivatives not in hedge accounting relationships -
Interest rate swaps	14,812	163	225
Interest rate swaptions	11,802	231	-
Interest rate futures/TBA	475	1	-
Mortgage delivery commitments	1	-	-

Total	27,090	395	225

Total before adjustments	$70,424	871	1,702

Netting adjustments		(727)	727
Cash collateral and related accrued interest		(115)	-

Total adjustments [1]		(842)	727

Total derivative assets and liabilities		$29	$975

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

As of December 31, 2008	Notional	Fair Value
Interest rate swaps:
Fair value	$33,012	$(623)
Cash flow	6,447	(756)
Economic	9,264	(168)

Total	48,723	(1,547)

Interest rate swaptions:
Fair value	3,930	181
Economic	10,797	272

Total	14,727	453

Interest rate caps/floors:
Cash flow	2,675	337
Economic	-	-

Total	2,675	337

Interest rate futures/TBAs:
Fair value	999	2
Economic	450	(1)

Total	1,449	1

Delivery commitments of MPF Loans:
Economic	-	-

Total	$67,574	(756)

Accrued interest, net at period end		(45)
Cash collateral		(164)

Net derivative balance		$(965)

Derivative assets		$102
Derivative liabilities		(1,067)

Net derivative balance		$(965)

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

Gain (loss) for periods ended September 30, 2009	Three Months	Nine Months
Fair value hedging relationships -
Interest rate swaps	$20	$49
Other	-	(11)

Net gain (loss) fair value hedge ineffectiveness	20	38

Net gain (loss) cash flow hedge ineffectiveness	1	5

Economic hedges not designated as hedging instruments under hedge accounting-
Interest rate swaps	171	633
Interest rate swaptions	(301)	(729)
Interest rate futures/TBA	-	2
Net interest settlements	(5)	(13)

Net gains (losses) economic hedges	(135)	(107)

Net gains (losses) on derivatives and hedging activities	$(114)	$(64)

Gain (loss) for periods ended September 30, 2008	Three Months	Nine Months
Fair value hedge ineffectiveness	$6	$(26)
Cash flow hedge ineffectiveness	3	3
Gain (loss) on economic hedges	9	(41)

Net gain (loss) on derivatives and hedging activities	$18	$(64)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Three months ended September 30, 2009
Hedged item type -
Available-for-sale investments	$(70)	$69	$(1)	$(9)
Advances	2	(1)	1	(90)
MPF Loans held for portfolio	(15)	13	(2)	(20)
Consolidated obligations bonds	88	(66)	22	46

Total	$5	$15	$20	$(73)

Nine months ended September 30, 2009
Hedged item type -
Available-for-sale investments	$(70)	$69	$(1)	$(9)
Advances	190	(187)	3	(252)
MPF Loans held for portfolio	44	(62)	(18)	(56)
Consolidated obligations bonds	(534)	588	54	139

Total	$(370)	$408	$38	$(178)

[1]	The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

	Statements of Condition Gain (Loss) Recognized in AOCI	Effective Portion		Ineffective Portion
		Gain (Loss) Reclassified from AOCI into Net Interest Income	Location of Gain (Loss) Reclassified	Gain (Loss) Recognized in Derivatives and Hedging Activities
Three months ended September 30, 2009
Advances - interest rate floors	$21	$(4)	Interest income	$-
Discount notes - interest rate caps	-	(4)	Interest expense	-
Discount notes - interest rate swaps	(154)	(1)	Interest expense	-
Consolidated obligation bonds – interest rate swaps	-	(2)	Interest expense	-

Total	$(133)	$(11)		$-

Nine months ended September 30, 2009
Advances - interest rate floors	$(70)	$(10)	Interest income	$-
Discount notes - interest rate caps	-	(12)	Interest expense	-
Discount notes - interest rate swaps	176	(3)	Interest expense	5
Consolidated obligation bonds – interest rate swaps	-	(6)	Interest expense	-

Total	$106	$(31)		$5

Over the next 12-month period, we expect that $4 million of deferred cash flow hedging charges recorded in AOCI as of September 30, 2009, will be recognized as a reduction to net interest income. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 10 years.

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

The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option from December 31, 2008 to September 30, 2009:

	Advances	Consolidated Obligation Bonds
Balance December 31, 2008	$201	$-
New transactions elected for fair value option	-	(3,650)
Maturities and terminations	(200)	-
Net gain (loss) on instruments held at fair value	(1)	(5)

Balance September 30, 2009	$-	$(3,655)

The following table presents the income statement effects from changes in fair values for items where we elected the fair value option in 2009. There were no changes in fair value due to changes in credit risk. We did not elect the fair value option for any items in the corresponding 2008 periods.

		Interest Income/ Expense	Net Gain (Loss)	Total Change in Fair Value in Earnings
Three months ended September 30, 2009
Consolidated obligation bonds		$(4)	$(4)	$(8)

Nine months ended September 30, 2009
Advances	$	*	$(1)	$(1)
Consolidated obligation bonds		(5)	(5)	(10)
*	Less than $1 million

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for items where we selected the fair value option:

	Principal Balance	Fair Value	Fair Value Over (Under) Principal Balance
September 30, 2009
Consolidated obligation bonds	$(3,650)	$(3,655)	$(5)

December 31, 2008
Advances	$200	$201	$1

None of the advances in the above table were 90 days or more past due or in non-accrual status.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Level 2: Significant Other Observable Inputs

Our Level 2 category includes certain debt instruments issued by U.S. government-sponsored enterprises, certain TBA contracts (a contract for the purchase or sale of an MBS to be delivered at an agreed-upon future date but does not include a specified pool number and number of pools or precise amount to be delivered), certain mortgage-backed debt securities issued by government-sponsored enterprises that trade in liquid over-the-counter markets and certain consolidated obligation bonds and advances carried at fair value under the fair value option.

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

We changed the methodology used to estimate the fair value of our private-label MBS during the quarter ended September 30, 2009. Under the new methodology, we request prices for all private-label MBS from four specific third-party vendors, and, depending on the number of prices received for each security, select a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), we will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants.

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

Derivative Assets – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivative assets. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We and each of our derivative counterparties have bilateral collateral thresholds that take into account our and our counterparties’ credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets in the statements of condition as presented.

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

Derivative Liabilities – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment for our aggregate exposure to our derivative counterparties when measuring the fair value of our derivatives liabilities. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We have bilateral collateral thresholds with our derivative counterparties that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative liabilities in the statements of condition as presented.

Consolidated Obligations – In August of 2009, the FASB issued an amendment to existing fair value measurement guidance with respect to measuring liabilities. The amendment did not have an effect on our financial statements at the time of adoption. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations – Amendment to Existing Fair Value Measurement. Accordingly, we continue to use a valuation technique to measure the fair value of our consolidated obligations as discussed below.

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

Mandatorily redeemable capital stock – The fair value of our MRCS is par value adjusted, if appropriate, for any undeclared and/or unpaid dividends that would be owed at the put date, which corresponds to the entire expected redemption amount at the reclassification date. Par rather than market value is used because our MRCS can only be acquired by members (or transferred between members) at par value and redeemed at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

Subordinated notes – Fair values are determined based on internal valuation models which use market-based yield curve inputs obtained from a third-party.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis:

As of September 30, 2009	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets -
Trading securities:
GSE debt non-MBS	$-	$972	$-	$-	$972
Other non-MBS debt	-	534	-	-	534
Other U.S. obligations residential MBS	-	4	-	-	4
GSE residential MBS	-	19	-	-	19

Total Trading Securities	-	1,529	-	-	1,529

AFS securities:
Other U.S. obligations non-MBS	-	778	-	-	778
GSE and Tennessee Valley Authority (TVA) debt non-MBS	-	83	-	-	83
Other non-MBS debt	-	101	-	-	101
FFELP student loan ABS	-	7,553	-	-	7,553
Other U.S. obligations residential MBS	-	1,251	-	-	1,251
GSE residential MBS	-	6,097	-	-	6,097
Private-label residential MBS	-	-	84	-	84

Total AFS Securities	-	15,863	84	-	15,947

Derivative assets	1	840	30	(842)	29

Total assets at fair value	$1	$18,232	$114	$(842)	$17,505

Level 3 as a percent of total assets at fair value			1%

Liabilities -
Consolidated obligation bonds	$-	$3,655	$78	$-	$3,733
Derivative Liabilities	-	1,702	-	(727)	975

Total liabilities at fair value	$-	$5,357	$78	$(727)	$4,708

Level 3 as a percent of total liabilities at fair value			2%

As of December 31, 2008	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets:
Trading securities	$-	$866	$-	$-	$866
Advances	-	201	-	-	201
AFS securities	-	2,038	104	-	2,142
Derivative assets	1	220	45	(164)	102

Total assets at fair value	$1	$3,325	$149	$(164)	$3,311

Level 3 as a percent of total assets at fair value			5%

Liabilities:
Consolidated obligation bonds	$-	$-	$91	$-	$91
Derivative Liabilities	-	1,067	-	-	1,067

Total liabilities at fair value	$-	$1,067	$91	$-	$1,158

Level 3 as a percent of total liabilities at fair value			8%

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents a reconciliation of certain financial assets and financial liabilities that are measured at fair value on the statements of condition using Level 3 inputs.

	Level 3 Assets/Liabilities
	AFS Private- label MBS CMO	Derivative Assets	Consolidated Obligation Bonds
December 31, 2008	$104	$45	$(91)
Gains (losses) realized and unrealized:
Changes in fair value [1]	-	(15)	13
Included in AOCI	(20)	-	-

September 30, 2009	$84	$30	$(78)

Total gain (loss) in earnings for change in realized gain(loss) for instruments held at period end	$-	$(15)	$13

[1]	Included in derivatives and hedging activities on the statements of income.

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

The following table presents these assets by level within the valuation hierarchy as of September 30, 2009, for which a non-recurring fair value measurement has been recorded.

	Fair Value Measurements				Three Month Credit (Loss) in Earnings
September 30, 2009	Level 1	Level 2	Level 3
Impaired HTM securities -
Private-label residential MBS	$-	$-	$4	$	* [1]
Private-label home equity loan MBS	-	-	304		(53)[1]
Impaired MPF Loans [2]	-	-	18		(1)
Real Estate Owned [2]	-	-	47		-

Total non-recurring assets	$-	$-	$373		$(54)

*	Less than $1 million
[1]	Private-label MBS that incurred credit losses but for which fair value increased as of September 30, 2009 are not included since fair value recoveries may not be reflected in our financial statements.
[2]

We estimate the fair value of Impaired MPF Loans and Real Estate Owned using a current broker price opinion when available. If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying values and estimated fair values of our financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$939	$939	$130	$130
Federal Funds sold and securities purchased under agreements to resell	4,545	4,545	1,580	1,580
Trading securities	1,529	1,529	866	866
Available-for-sale securities	15,947	15,947	2,142	2,142
Held-to-maturity securities	12,881	13,522	16,595	15,728
Advances [1]	25,457	25,740	38,140	38,334
MPF Loans held in portfolio, net	25,156	26,064	32,087	32,553
Accrued interest receivable	262	262	367	367
Derivative assets	29	29	102	102

Total Financial Assets	$86,745	$88,577	$92,009	$91,802

Financial Liabilities
Deposits	$939	$939	$757	$757
Securities sold under agreements to repurchase	1,200	1,227	1,200	1,243
Consolidated obligations -
Discount notes	31,367	31,377	29,466	29,480
Bonds [2]	47,191	50,034	55,305	58,267
Accrued interest payable	507	507	567	567
Mandatorily redeemable capital stock	435	435	401	401
Derivative liabilities	975	975	1,067	1,067
Subordinated notes	1,000	1,008	1,000	1,083

Total Financial Liabilities	$83,614	$86,502	$89,763	$92,865

[1]	Advances carried at fair value option: $0 as of September 30, 2009 and $201 million at December 31, 2008.
[2]	Consolidated obligation bonds carried at fair value option: $3.7 billion as of September 30, 2009 and $0 at December 31, 2008.

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

The par value of outstanding consolidated obligations for the FHLBs was $974 billion and $1.252 trillion at September 30, 2009 and December 31, 2008. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the FHFA.

Our other commitments at the dates shown were as follows:

	September 30, 2009	December 31, 2008
Unsettled consolidated obligation bonds	$1,479	$-
Standby letters of credit	1,008	857
Standby bond purchase agreements	235	168
MPF Xtra mortgage purchase commitments [1]	114	347
Unconditional software license renewal fees	7	8
Delivery Commitments for MPF Loans	2	-
Advance commitments	1	1

Total	$2,846	$1,381

[1]	These are commitments outstanding to purchase MPF Xtra mortgage loans from our PFIs. We have a concurrent commitment to resell these loans to Fannie Mae.

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

	September 30, 2009	December 31, 2008
Assets-
Advances	$810	$1,150
Interest receivable - advances	3	4

Liabilities-
Deposits	$49	$17

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

	September 30, 2009	December 31, 2008
Liabilities-
Deposits	$8	$9

Other FHLBs participating in the MPF Program must make deposits with us to support their transactions in the program. These deposits are reported on our statements of condition within interest-bearing deposits, with the respective changes being recorded as financing activities on our statements of cash flows.

The following table summarizes transactions we had with other FHLBs as reported in the statements of income:

	2009	2008
Three months ended September 30,
Other Income - MPF Program transaction service fees	$2	$1
Gain (loss) on extinguishment of debt transferred to other FHLBs	-	2

Nine months ended September 30,
Other Income - MPF Program transaction service fees	$5	$4
Gain (loss) on extinguishment of debt transferred to other FHLBs	(5)	2

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

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows:

	2009	2008
Nine months ended September 30,
Investing activities
Purchase of MPF Loan participations from other FHLBs	$-	$9

Financing activities
Net change in deposits	$(1)	$5
Transfer of consolidated obligation bonds to other FHLBs	(110)	(116)

MPF Loan participation interests purchased are recorded as investing activities on our statements of cash flows in MPF Loans – purchases (from other FHLBs).

During the second quarter of 2009, we purchased $2.1 billion of existing MPF (non-MPF Xtra) Loans from the FHLB Des Moines and concurrently sold them to Fannie Mae. We received a nominal fee for this transaction to cover our expenses incurred.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; general economic and market conditions, including the timing and volume of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral securing advances to our members; changes in the value of and risks associated with our investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections; changes in our ability or intent to hold mortgage-backed securities to maturity; changes in mortgage interest rates and prepayment speeds on mortgage assets; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; changes in the financial health of our members; competitive forces, including the availability of other sources of funding for our members; changes to our capital structure from a new capital plan; our ability to attract and retain skilled employees; changes implemented by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or otherwise; the impact of new business strategies; our ability to successfully transition to a new business model and implement business process improvements; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; instability in the credit and debt markets and the effect on future funding costs, sources and availability; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services, including new types of collateral used to secure advances; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules; the volatility of reported results due to changes in the fair value of certain assets and liabilities and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

	Three months ended					Nine months ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	September 30, 2009	September 30, 2008
Selected statements of income data
Interest income	$720	$753	$788	$936	$935	$2,261	$2,836
Interest expense	577	594	644	839	883	1,815	2,731
Provision for credit losses	-	2	3	2	1	5	1

Net interest income	143	157	141	95	51	441	104
Non-interest income (loss)	(285)	(2)	(151)	(61)	10	(438)	(131)
Non-interest expense	31	29	29	34	28	89	92
Assessments	(23)	23	-	-	-	-	-

Net income (loss)	$(150)	$103	$(39)	$-	$33	$(86)	$(119)

Selected ratios and data - annualized
Net income (loss) to average assets	-0.67%	0.46%	-0.17%	0.00%	0.14%	-0.13%	-0.18%
Return on average equity	-32.68%	24.82%	-6.42%	0.00%	4.61%	-5.81%	-5.44%
Total average equity to average assets	2.04%	1.84%	2.67%	2.95%	3.09%	2.18%	3.22%
Non-interest expense to average assets	0.14%	0.13%	0.13%	0.14%	0.12%	0.13%	0.14%
Net interest margin on interest-earning assets	0.64%	0.70%	0.64%	0.42%	0.23%	0.66%	0.16%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As of	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Selected statements of condition data
Investment securities	$30,357	$26,409	$18,062	$19,603	$20,513
Advances	25,457	27,192	31,197	38,140	35,469
MPF Loans held in portfolio, net of allowance for credit losses	25,156	26,964	29,825	32,087	32,841
Total assets	86,903	89,870	83,750	92,129	91,369
Consolidated obligation discount notes	31,367	40,286	31,195	29,466	19,163
Consolidated obligation bonds	47,191	40,999	44,967	55,305	64,719
Total liabilities	84,797	88,172	82,298	89,842	88,478
Capital stock	2,364	2,375	2,355	2,386	2,561
Retained earnings	687	837	734	540	540
Accumulated other comprehensive income (loss)	(945)	(1,514)	(1,637)	(639)	(210)
Total capital	2,106	1,698	1,452	2,287	2,891

Other selected data
Regulatory capital and Designated Amount of subordinated notes	$4,486	$4,638	$4,498	$4,327	$4,279
Regulatory capital to assets ratio	5.16%	5.16%	5.37%	4.70%	4.68%
All FHLBs consolidated obligations outstanding (par)	$973,579	$1,055,864	$1,135,380	$1,251,542	$1,327,904
Number of members	803	814	814	816	819
Number of advance borrowers	564	571	581	598	591
Headcount (full-time)	315	319	313	313	310
Headcount (part-time including internships)	7	21	8	8	6
Advances as a percent of total assets	29%	30%	37%	41%	39%
MPF Loans as a percent of total assets	29%	30%	36%	35%	36%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

During the third quarter, we reported improved net interest income, but this improvement was more than offset by increased hedging costs and write-downs of the private-label MBS portfolio due to further credit impairments. Our net holdings of MPF Loans continued to fall, in line with our strategy to transition our balance sheet to one with a much lower level of mortgage assets and, therefore, lower hedging costs.

Market conditions, combined with the availability of deposits and other funding alternatives for our members, resulted in continuing reductions in our advances portfolio. The ability to grow advances or reduce advances as required by our members is inherent in the Home Loan Bank cooperative structure and proved to be critical to assisting many of our members in weathering the financial crisis.

•

We recorded a net loss of $150 million for the quarter ending September 30, 2009, resulting in a loss of $86 million for the first nine months of 2009. The net other-than-temporary impairment (OTTI) charge during the quarter of $169 million against private-label MBS and losses on derivative and hedging activities of $114 million more than offset net interest income of $143 million.

•

Total assets declined 6% from year-end 2008 to $86.9 billion at September 30, 2009, as members reduced borrowings, relying in part on high levels of customer deposits and other sources of liquidity, including government programs. Advances outstanding at the end of the third quarter of 2009 were $25.5 billion, 33% lower than at year-end 2008 and 6% lower than the previous quarter-end.

•

Retained earnings at September 30, 2009, were $687 million, 27% higher than year-end 2008, due in part to a one-time addition to retained earnings of $233 million as a result of the changes in the accounting treatment of OTTI on our private-label MBS portfolio.

•	We awarded nearly $12 million in Affordable Housing Program grants during the first nine months of 2009 to support the development of new homes for more than 2,600 individuals and families.

•	We remain in compliance with all of our regulatory capital requirements.

Summary of Financial Results

Net interest income for the quarter ending September 30, 2009, was $143 million, compared to $51 million for the third quarter of 2008. Interest income for the third quarter of 2009 was $720 million, 23% lower than interest income of $935 million in the third quarter of 2008 as we continued to operate in a lower interest rate environment with lower advance and MPF Loan levels. Our asset replacement program, including investments in instruments that we believe have low credit and market risk, has contributed to interest income as the run-off of our higher-yielding MPF Loans continued as mortgage holders prepaid and/or refinanced. Our interest expense for the quarter was $577 million, compared to $883 million for the third quarter of 2008. The market environment also made it possible for us to replace higher-cost debt with lower-cost funding.

The net OTTI charge of $169 million on the private-label MBS portfolio and derivatives and hedging losses of $114 million resulted in a non-interest loss of $285 million, more than offsetting net interest income. The $169 million OTTI charge represents the additional estimated credit loss on the private-label MBS portfolio. This estimate is driven by changes in the expected future cash flows of the underlying securities. The quarterly analysis can change in future periods as the market value and expected cash flows of the securities change. If economic or market conditions continue to deteriorate, we expect to take additional OTTI charges in future reporting periods as further discussed in Risk Factors on page 87.

We recorded losses on derivatives and hedging activities for the third quarter of $114 million, compared to income of $18 million in the third quarter of 2008 and income of $122 million last quarter. Our derivative and hedging costs fluctuate with volatility in the overall rate environment as we hedge our prepayment risk exposure associated with our mortgage assets, principally our MPF Loan portfolio. In the current environment, as interest rates fall and the likelihood of prepayment of the underlying mortgage portfolio increases, it becomes more expensive to hedge the portfolio. We expect that a significant benefit of our long-term strategy to reduce our holdings of fixed-rate mortgages on our balance sheet will be to reduce the fluctuations in future derivative and hedging costs, contributing to more consistent earnings.

Advances fell $12.6 billion (33%) from $38.1 billion at year-end 2008 to $25.5 billion at the end of the third quarter of 2009. Members continue to report that they are experiencing lower loan demand in their markets and lower liquidity needs due to high level of deposits and, in some cases, access to government programs.

The dramatic movement in the level of advances extended to members over the past 12 to 15 months demonstrates the flexibility of the Bank to serve members’ liquidity needs in all market environments. As the economy recovers, temporary government programs are curtailed, and the Federal Reserve’s support of the low interest-rate environment ends, we will continue to work with our members to meet their liquidity and term financing needs.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our letter of credit business continued to grow; outstanding letters of credit have risen 18% since year-end 2008 to $1.0 billion at September 30, 2009.

Total MPF Loans held in portfolio were $25.2 billion at September 30, 2009, a reduction of $6.9 billion (21%) from year-end 2008. While we no longer purchase mortgage loans to hold in portfolio other than a small amount of loans supporting affordable housing, guaranteed by the Rural Housing Service of the Department of Agriculture or insured by the Department of Housing and Urban Development, more members are benefiting from the MPF Xtra product. Under the MPF Xtra product, loans are purchased from PFIs and simultaneously sold to a third-party investor. Since the introduction of the MPF Xtra product in September 2008, 172 Bank PFIs have signed up to participate to use the product, and more than 87% of them have delivered loans using the product. The interest rate environment in 2009 prompted increases in the volume of loans sold through the MPF Xtra product, surpassing $2.7 billion through September 30, 2009, for Bank PFIs. Three other FHLBs began offering the MPF Xtra product to their PFIs during the second quarter of 2009.

Member Credit, Member Collateral, Member Cooperative

We continue to see stress on the earnings and asset quality of some of our members. Seventeen of our members were resolved by the Federal Deposit Insurance Corporation thus far this year. Advances outstanding at the time of the resolutions were either fully repaid or assumed by other financial institutions; we did not experience any credit losses. We expect to see more of our members involved in resolutions this year and into 2010. Our credit and collateral management is intended to protect overall member capital investment in the Bank.

We received approval from our regulator, the FHFA, to include commercial real estate as an eligible collateral class, subject to the completion of procedures related to documentation, field reviews, and valuation. The commercial real estate market has deteriorated significantly over the last several years. Given the current adverse market conditions, and the significant difference in monitoring procedures and expertise required for commercial real estate collateral compared to residential homes, we are planning a gradual phased roll-out.

Capital Stock Conversion

We continue to discuss a capital stock conversion plan with our regulator. While we cannot predict when a plan will be approved, we are focused on obtaining approval and executing the conversion plan, so that we can turn our undivided attention to the business of transitioning and running the Bank. Capital conversion is an essential step in transitioning the Bank.

Throughout 2009 we have redeemed $89 million of capital stock at $100 par under last year’s amendment to the C&D Order that allowed redemptions of incremental capital stock purchased to support new advance borrowings.

Financial Outlook

While we are not pleased with the overall performance of the Bank at this time, particularly as we continue to suffer the effects of the economy on our private-label MBS portfolio and fluctuations in derivatives and hedging income or loss, it is important to note that the actions we have taken thus far to remediate issues facing the Bank have shown improvements in net interest income, critical to stabilizing our financial results, as well as in operations. We continue to work through the issues born of past decisions and initiatives. Our goals remain unchanged: transitioning the Bank so that it generates consistent earnings, builds retained earnings, restores at least a nominal dividend, and, ultimately, provides liquidity to our capital stock, while continuing our role as an essential source of liquidity and term financing for our members.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

	Three months		Nine months
Periods ended September 30,	2009	2008	2009	2008
Interest income	$720	$935	$2,261	$2,836
Interest expense	577	883	1,815	2,731
Provision for credit losses	-	1	5	1

Net interest income	143	51	441	104
Non-interest income (loss)	(285)	10	(438)	(131)
Non-interest expense	31	28	89	92
Assessments	(23)	-	-	-

Net income (loss)	$(150)	$33	$(86)	$(119)

Net interest margin on interest-earning assets	0.64%	0.23%	0.66%	0.16%

Increase (Decrease) in Net Interest Income Due to Changes in Volume/Rates

The following table details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, the change due to the combined volume/rate variance has been allocated to rate. The calculation is based on a comparison of average balances and rates for the three and nine months ended September 30, 2009 versus September 30, 2008.

	For the three months ended September 30, 2009 versus 2008			For the nine months ended September 30, 2009 versus 2008
Increase (decrease) in net interest due to	Volume	Rate	Net Change	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$24	$(46)	$(22)	$27	$(149)	$(122)
Total investments	115	(50)	65	331	(104)	227
Advances	(68)	(76)	(144)	(103)	(308)	(411)
MPF Loans held in portfolio	(95)	(19)	(114)	(217)	(52)	(269)

Total interest-earning assets	$(24)	$(191)	$(215)	$38	$(613)	$(575)

Liabilities and Capital
Interest bearing deposits	$2	$(7)	$(5)	$2	$(20)	$(18)
Securities sold under agreements to repurchase	-	(7)	(7)	-	(21)	(21)
Consolidated obligation discount notes	108	(187)	(79)	393	(626)	(233)
Consolidated obligation bonds	(246)	30	(216)	(705)	61	(644)
Mandatorily redeemable capital stock	-	-	-	-	-	-
Subordinated notes	-	1	1	-	-	-

Total interest-bearing liabilities	$(136)	$(170)	$(306)	$(310)	$(606)	$(916)

Net interest income on interest-earning assets before allowance for credit losses	$112	$(21)	$91	$348	$(7)	$341

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

•

Contractual Interest and Yield/Rate include premium and discount amortization of $12 million and $8 million on MPF Loans held in portfolio during the three months ended September 30, 2009 and 2008, and $45 million and $31 million for the corresponding nine month periods.

•

Total Interest and Effective Yield/Rate includes all other components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, prepayment fees, and credit enhancement fees. The impact on net interest income related to prior hedging activities is also shown separately as hedge accounting amortization.

			Effective Yield/ Rate	Contractual Interest		Hedge Accounting Amortization
For the three months ended September 30, 2009	Average Balance	Total Interest		Income/ Expense	Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$8,815	$4	0.18%	$4	0.18%	$-
Investments	28,656	287	4.01%	297	4.15%	-
Advances	26,199	133	2.03%	198	3.02%	(16)
MPF Loans held in portfolio	25,411	296	4.66%	334	5.26%	1

Total Interest Income on Assets	89,081	720	3.23%	833	3.74%	(15)

Deposits	1,221	-	0.00%	-	0.00%	-
Securities sold under agreements to repurchase	1,200	5	1.67%	5	1.67%	-
Consolidated obligation discount notes	38,354	34	0.35%	30	0.31%	4
Consolidated obligation bonds	43,976	523	4.76%	478	4.35%	22
Mandatorily redeemable capital stock	432	-	0.00%	-	0.00%	-
Subordinated notes	1,000	15	6.00%	15	6.00%	-

Total Interest Expense on Liabilities	86,183	577	2.68%	528	2.45%	26

Net interest margin on interest earning assets	$89,081	$143	0.64%	$305	1.37%	$(41)

For the three months ended September 30, 2008
Federal Funds sold and securities purchased under agreements to resell	$4,499	$26	2.26%	$26	2.26%	$-
Investments	18,894	222	4.70%	219	4.70%	-
Advances	34,944	277	3.11%	313	3.51%	(3)
MPF Loans held in portfolio	33,118	410	4.95%	439	5.32%	1

Total Interest Income on Assets	91,455	935	4.06%	997	4.36%	(2)

Deposits	831	5	1.93%	5	1.93%	-
Securities sold under agreements to repurchase	1,214	12	3.95%	12	3.95%	-
Consolidated obligation discount notes	19,446	113	2.28%	106	2.13%	8
Consolidated obligation bonds	65,965	739	4.48%	758	4.59%	6
Mandatorily redeemable capital stock	177	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.69%	14	5.69%	-

Total Interest Expense on Liabilities	88,633	883	3.97%	895	4.02%	14

Net interest margin on interest earning assets	$91,455	$52	0.23%	$102	0.45%	$(16)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

			Effective Yield/ Rate	Contractual Interest		Hedge Accounting Amortization
For the nine months ended September 30, 2009	Average Balance	Total Interest		Income/ Expense	Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$7,804	$11	0.19%	$11	0.19%	$-
Investments	24,482	784	4.27%	794	4.32%	-
Advances	29,744	482	2.16%	670	3.00%	(36)
MPF Loans held in portfolio	27,849	984	4.71%	1,098	5.26%	4

Total Interest Income on Assets	89,879	2,261	3.35%	2,573	3.82%	(32)

Deposits	1,143	1	0.12%	1	0.12%	-
Securities sold under agreements to repurchase	1,200	22	2.44%	22	2.44%	-
Consolidated obligation discount notes	37,542	116	0.41%	101	0.36%	15
Consolidated obligation bonds	45,181	1,633	4.82%	1,550	4.57%	64
Mandatorily redeemable capital stock	422	-	0.00%	-	0.00%	-
Subordinated notes	1,000	43	5.73%	43	5.73%	-

Total Interest Expense on Liabilities	86,488	1,815	2.80%	1,717	2.65%	79

Net interest margin on interest earning assets	$89,879	$446	0.66%	$856	1.27%	$(111)

For the nine months ended September 30, 2008
Federal Funds sold and securities purchased under agreements to resell	$6,465	$133	2.70%	$133	2.70%	$-
Investments	15,360	557	4.84%	553	4.84%	-
Advances	33,690	893	3.48%	957	3.73%	(5)
MPF Loans held in portfolio	33,691	1,253	4.96%	1,338	5.32%	2

Total Interest Income on Assets	89,206	2,836	4.22%	2,981	4.46%	(3)

Deposits	1,005	19	2.37%	19	2.37%	-
Securities sold under agreements to repurchase	1,205	43	4.68%	43	4.68%	-
Consolidated obligation discount notes	17,535	349	2.62%	329	2.47%	21
Consolidated obligation bonds	65,451	2,277	4.64%	2,315	4.72%	23
Mandatorily redeemable capital stock	155	-	0.00%	-	0.00%	-
Subordinated notes	1,000	43	5.69%	43	5.69%	-

Total Interest Expense on Liabilities	86,351	2,731	4.20%	2,749	4.23%	44

Net interest margin on interest earning assets	$89,206	$105	0.16%	$232	0.35%	$(47)

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

The increase in total net interest income was principally due to the following:

•

During the three and nine months ended September 30, 2009, we continued to replace the maturities and prepayments of advances and mortgage assets with replacement assets which we believe have low credit and market risk, including student loan ABS.

•

During the first six months of 2009, we continued to replace a portion of our longer-term, higher-rate consolidated obligation bonds with shorter-term, lower-rate discount notes. As a result, we were able to take advantage of the lower funding costs on short-term debt prior to the anticipated prepayment of our mortgage assets. However, during the third quarter, we lengthened the term on our debt issuances as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis, and longer-term consolidated obligation bonds of primarily two to three year maturities became more favorable than shorter-term discount notes on a relative cost basis. For a discussion of how our funding strategy may impact us, see page 29 in the Risk Factors section of our 2008 Form 10-K.

The increase in net interest income was partially offset by the following:

•

Interest income from advances declined primarily as a result of reduced member demand for the three and nine months ended September 30, 2009 compared to the same periods in 2008. Market yields were also lower, affecting yields on new advances and in certain cases where advances were renewed, negatively impacting interest income. Hedging activities have also negatively impacted the interest income earned on advances as market rates decreased. Members continue to report that they are experiencing lower loan demand in their markets and lower liquidity needs due to high level of deposits and, in some cases, access to government programs. While members across our district have experienced reduced demand, the reduction in advances was concentrated in three large institutions. The decline in interest income from advances was partially offset by an increase in advance prepayment activity, which resulted in prepayment fees that totaled $13 million and $27 million for the three and nine months ended September 30, 2009, compared to less than $1 million and $13 million for the corresponding periods of 2008.

•

Interest income from MPF Loans declined as a result of prepayments due to the current low mortgage rate environments and paydowns in the three and nine months ended September 30, 2009 compared to the same periods in 2008. As prepayments increased, the amount of deferred agent fees being recognized also increased, as these are amortized over the contractual life of the loans, which negatively impacted interest income from MPF Loans.

•

We hedge our duration and convexity profile by using a combination of derivatives placed in hedge accounting relationships. As our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain hedge accounting relationships were de-designated. This has resulted in fair value hedging adjustments of consolidated obligations and MPF Loans as well as amounts related to cash flow hedges recorded in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments continued to negatively impact our net interest income in the first three and nine months of 2009. We expect cash flow hedging charges currently deferred in AOCI of $4 million, $14 million, and $10 million will be recognized as a reduction to net interest income over the next three 12-month periods.

We have a significant amount of consolidated obligation bonds with higher than current market rates of interest maturing or becoming callable in the upcoming 12 months. As noted in Note 9 – Consolidated Obligations, these maturities total $12.1 billion at an average rate of 3.76%. Including consolidated obligation bonds with the ability to be called, the total is $19.7 billion. We expect to replace this funding at market rates, which are currently below the contractual interest being paid on those bonds.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Income

For the period ended September 30,	Three Months		Nine Months
	2009	2008	2009	2008
Non-interest income (loss) -
OTTI impairment charges, net	$(169)	$(9)	$(379)	$(72)
Trading securities	-	(3)	(11)	(3)
Sale of available-for-sale securities	-	1	19	1
Derivatives and hedging activities	(114)	18	(64)	(64)
Instruments held at fair value option	(4)	(1)	(6)	(1)
Early extinguishment of debt	-	2	(5)	2
Other, net	2	2	8	6

Total non-interest income (loss)	$(285)	$10	$(438)	$(131)

Other-Than-Temporary Impairment

During the three and nine months ended September 30, 2009, we recognized OTTI charges on certain private-label MBS investments collateralized primarily by first-lien mortgages to subprime borrowers. In estimating our expected credit loss with respect to these MBS, we have made certain assumptions regarding the underlying collateral including default rates, loss severities, prepayment rates, and projected delinquency rates which ultimately factor in to our estimated future recovery of expected cash flows.

As of September 30, 2009, 62% of our MBS, with a carrying value of $12.1 billion and an amortized cost of $13.1 billion, are classified as held-to-maturity. Of the carrying value, 18% represents private-label MBS. We do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. We actively monitor the credit quality of our MBS to evaluate our exposure to the risk of loss on these investments. For the three and nine months ended September 30, 2009, we recognized $156 million and $347 million in OTTI charges in earnings related to credit losses on prime and subprime held-to-maturity private-label MBS after we determined that it was likely that we would not recover the entire amortized cost of each of these securities.

As of September 30, 2009, 38% of our MBS, with a carrying value of $7.4 billion and an amortized cost of $7.3 billion, are classified as available-for-sale. Of the carrying value 1% represents private-label MBS. As a result of our OTTI assessment at September 30, 2009, we determined that it was likely that we would not recover the entire amortized cost of these securities. For the three and nine months ended September 30, 2009, we recognized $13 million and $32 million in OTTI charges in earnings related to credit losses on impairment of available-for-sale private-label MBS classified as Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security at origination.

If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or a decline in residential real estate values continues, we could experience further reduced yields or additional losses on these investment securities.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our results from derivatives and hedging activities, in addition to the change in fair value on our economically hedged trading securities, resulted in losses of $114 million and $75 million for the three and nine months ended September 30, 2009, as detailed in the table below:

	September 30, 2009				September 30, 2008
	Fair Value	Cash Flow	Economic	Total	Fair Value	Cash Flow	Economic	Total
Three months ended:
Hedged Item -
Advances	$1	$-	$-	$1	$(4)	$-	$1	$(3)
Consolidated obligations	22	*	6	28	18	3	-	21
Trading securities	-	-	(10)	(10)	-	-	(3)	(3)
AFS securities	(1)	-	-	(1)	-	-	-	-
MPF Loans	(2)	-	(130)	(132)	(8)	-	12	4
Delivery commitments on MPF Loans	-	-	-	-	-	-	(1)	(1)

Total derivatives and hedging activities	$20	$-	$(134)	(114)	$6	$3	$9	18

Change in fair value on trading securities				-				(3)

Total				$(114)				$15

Nine months ended:
Hedged Item -
Advances	$3	$-	$-	$3	$(5)	$-	$1	$(4)
Consolidated obligations	54	5	7	66	2	3	-	5
Trading securities	-	-	(11)	(11)	-	-	(9)	(9)
AFS securities	(1)	-	-	(1)	-	-	-	-
MPF Loans	(18)	-	(103)	(121)	(23)	-	(27)	(50)
Delivery commitments on MPF Loans	-	-	-	-	-	-	(6)	(6)

Total derivatives and hedging activities	$38	$5	$(107)	(64)	$(26)	$3	$(41)	(64)

Change in fair value on trading securities				(11)				(3)

Total				$(75)				$(67)

*	less than $1 million

The following discussion summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities noted in the previous table:

Fair Value Hedges

•

Fair value hedges of consolidated obligations resulted in a net gain for the three and nine months ended September 30, 2009. The majority of this gain resulted from the difference in rate sensitivities between interest rate swaps used as hedges and the consolidated obligation bonds being hedged by those swaps.

•

We recorded losses hedging the duration and convexity of a portion of our MPF Loans during the three and nine months ended September 30, 2009 as the value of options we purchased to offset the prepayment option inherent in mortgage loans declined in value due to a decline in interest rate volatility, and as the options neared expiration.

Economic Hedges

•

Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration and convexity risks associated with a portion of our MPF Loan portfolio. Throughout 2008 and 2009, we called a large portion of our callable debt and relied more on the use of economic hedges with interest rate derivatives to hedge our MPF Loan portfolio. In the current environment, rising interest rates, even in the short-term, will have a positive short-term impact on derivative and hedging activities, and may result in temporary gains being recognized. Likewise, as rates fall and the likelihood of prepayment of the underlying mortgage portfolio increases, it becomes more expensive to hedge the portfolio. During the third quarter of 2009, interest rate volatility declined, which impacted the value of these economic hedges and resulted in losses for the three and nine months ended September 30, 2009.

•

A portion of our trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the changes in fair value on the trading securities. During 2009, we recognized unrealized losses on trading securities but we also incurred losses from the interest rate swaps hedging these securities. The volatility in the debt markets, as a result of the Federal Reserve’s GSE debt purchase program, contributed to the fair value changes on trading securities. The losses on the hedges were due to a decline in LIBOR over the period.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months		Nine months
For the periods ended September 30,	2009	2008	2009	2008
Compensation and benefits -
Wages & benefits	$10	$10	$34	$35
Incentive plans	4	3	10	6
Severance	1	3	1	9

Compensation and benefits	15	16	45	50

Professional fees	4	3	9	10
Amortization and depreciation	4	4	12	13
Finance Board/Finance Agency & Office of Finance expenses	1	2	4	4
Other expense -
Occupancy costs	1	1	3	3
Office relocation costs	1	-	1	1
Other MPF Expenses	-	1	6	4
Contribution to AHP	2	-	2	-
Other operating expenses	3	1	7	7

Other expense	7	3	19	15

Total non-interest expense	$31	$28	$89	$92

We continue to make progress on our long-term strategic objective to reduce non-interest expenses, which were down 3% for the nine months ended September 30, 2009 from 2008. This decrease reflects a reduction in severance costs to date in 2009 compared to the same period in 2008.

However, our costs increased for the current quarter ended September 30, 2009 compared to 2008. We recorded $2 million in expense to our AHP set-aside programs in the third quarter of 2009. In the third quarter of 2008, our Board of Directors approved an allocation to fund community investment in 2009, although we were not required to make a contribution to AHP. We also incurred $1 million of office relocation costs as the result of our decision to move to a smaller, more economical space during the third quarter of 2009. We expect this move to reduce future operating expenses.

As we continue to improve our systems and operations by investing in automation and process redesign, future costs may temporarily offset expense reductions, with a goal of decreasing expenses on a long-term basis.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

All comparisons in the following narrative in this section are based on the below table, comparing September 30, 2009 to December 31, 2008 unless otherwise stated.

As of	September 30, 2009	December 31, 2008
Cash and due from banks	$939	$130
Federal Funds sold and securities purchased under agreement to resell	4,545	1,580
Investment securities	30,357	19,603
Advances	25,457	38,140
MPF Loans held in portfolio, net	25,156	32,087
Other	449	589

Total assets	$86,903	$92,129

Consolidated obligation discount notes	$31,367	$29,466
Consolidated obligation bonds	47,191	55,305
Subordinated notes	1,000	1,000
Other	5,239	4,071

Total liabilities	84,797	89,842

Capital stock	2,364	2,386
Retained earnings	687	540
Accumulated other comprehensive income (loss)	(945)	(639)

Total capital	2,106	2,287

Total liabilities and capital	$86,903	$92,129

Regulatory capital stock plus Designated Amount of subordinated notes	$3,799	$3,787

Cash and due from banks

We held excess cash of $932 million directly at the Federal Reserve Bank due to a lack of favorable overnight investment alternatives at quarter-end.

Federal Funds Sold and Securities Purchased under Agreements to Resell

We have increased our outstanding Federal Funds sold and securities purchased under agreements to resell as advances and mortgage-related assets have paid down; which provided us necessary liquidity to support member advances, purchase replacement assets, and manage our regulatory capital ratios.

Investment Securities

Consistent with our strategy of reinvesting proceeds from the paydowns in mortgage assets and advances, our investment securities balance increased, primarily as we have purchased alternative investments such as student loan ABS and other investments that we believe have low credit and market risk.

We experienced further credit deterioration within our private-label MBS portfolio which resulted in additional write-downs in the carrying value of our investment securities. As of September 30, 2009 as compared to December 31, 2008, the gross amount of OTTI reduced the carrying value of our investment securities by $1.4 billion.

The following table summarizes our investment securities by issuer with a carrying value exceeding 10% of our total capital:

Issuer as of September 30, 2009	Carrying Value	Fair Market Value
Fannie Mae	$10,830	$11,136
Freddie Mac	6,362	6,596
Ginnie Mae	1,271	1,271
Citibank, NA (TLGP)	404	404
SLM Student Loan Trust SLMA 2009-1 A	2,343	2,343
SLCLT 2009-1 Student Loan ABS	1,988	1,988
SLM Student Loan Trust SLMA 2009-2 A	1,975	1,975
SLM Student Loan Trust SLMA 2009-1 A1	1,143	1,143
All Others	4,041	4,142

Total Investments	$30,357	$30,998

At September 30, 2009 and December 31, 2008, we did not hold any collateralized debt obligation (CDO) securities.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Advances

The following table sets forth the outstanding par amount of advances of the largest five advance borrowers:

	Five Largest Advance Borrowers
	September 30, 2009		December 31, 2008
As of	Par	%	Par	%
M & I Marshall & Ilsley Bank	$2,501	10%	$2,600	7%
Harris National Association	2,375	9%	2,375	6%
Bank of America, National Association	2,251	9%	4,416	12%
State Farm, F.S.B.	1,400	6%	n/a	-
PNC Bank, National Association	1,310	5%	n/a	-
One Mortgage Partners Corp.[1]	n/a	-	2,900	8%
Associated Bank, National Association	n/a	-	2,718	7%
All Other Members	15,212	61%	22,521	60%

Total advances at par	$25,049	100%	$37,530	100%

n/a	Was not in the top five list for the date indicated.
[1]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

Advances declined from year-end 2008 to the end of the third quarter of 2009, a reversal of the upward trend in advances over the course of 2008. Members continue to report that they are experiencing lower loan demand in their markets and lower liquidity needs due to high level of deposits and, in some cases, access to government programs. While members across our district have experienced reduced demand, the reduction in advances was concentrated in Bank of America, National Association, One Mortgage Partners Corp., and Associated Bank, National Association.

MPF Loans

We experienced higher rates of prepayments of MPF Loans during 2009 compared to historical trends. The decline in market mortgage rates made it economical for a greater number of existing borrowers to refinance their mortgages. If mortgage rates stay at historically low levels, we would expect prepayments to remain at elevated levels. However, if mortgage rates increase, we would expect early prepayments on our MPF Loan portfolio to slow. We can not predict the extent to which future mortgage rates will rise or fall.

We no longer acquire new MPF Loans for investment on our balance sheet except for immaterial amounts of MPF Loans to support affordable housing that are guaranteed by the Rural Housing Service (RHS) or insured by the Department of Housing and Urban Development (HUD). However, we continue to increase the volume of MPF Loans purchased under the MPF Xtra product from our members (and from the members of other FHLBs) which are concurrently sold to Fannie Mae. MPF Xtra volume totaled $449 million and $2.8 billion for the three and nine months ended September 30, 2009. For a description of the MPF Xtra product, see Credit Risk-MPF Loans on page 76 of this Form 10-Q.

The following tables summarize MPF Loans held in portfolio by product and property type:

As of September 30, 2009	Medium Term [1]	Long Term [2]	Total
MPF Program type -
Conventional loans -
Original MPF	$1,194	$2,563	$3,757
MPF 100	1,187	2,041	3,228
MPF 125	225	484	709
MPF Plus	5,102	8,446	13,548
Government loans	198	3,381	3,579

Total par value of MPF Loans	$7,906	$16,915	24,821

Agent fees, premium (discount)			104
Loan commitment basis adjustment			(12)
Hedging adjustments			250
Receivable from future performance credit enhancement fees			2
Allowance for credit loss			(9)

Total MPF Loans, net			$25,156

As of December 31, 2008	Medium Term [1]	Long Term [2]	Total
MPF Program type -
Conventional loans -
Original MPF	$1,639	$3,967	$5,606
MPF 100	1,608	3,100	4,708
MPF 125	304	725	1,029
MPF Plus	6,106	10,105	16,211
Government loans	230	3,861	4,091

Total par value of MPF Loans	$9,887	$21,758	31,645

Agent fees, premium (discount)			150
Loan commitment basis adjustment			(16)
Hedging adjustments			311
Receivable from future performance credit enhancement fees			2
Allowance for credit loss			(5)

Total MPF Loans held in portfolio, net			$32,087

[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize information related to our net premium (discount) and hedge accounting cumulative basis adjustments on MPF Loans:

Three months ended September 30,	2009	2008
Net premium amortization expense	$12	$8
Net amortization expense (income) of closed basis adjustments	(1)	-

Nine months ended September 30,
Net premium amortization expense	$45	$31
Net amortization expense (income) of closed basis adjustments	(4)	(2)

As of	September 30, 2009	December 31, 2008
Net premium balance at period-end	$104	$150
Cumulative basis adjustments on MPF Loans [1]	238	295
Cumulative basis adjustments closed portion	1	(4)
MPF Loans, par balance	$24,821	$31,645
Premium balance as a percent of MPF Loans	0.42%	0.47%
[1]	Cumulative basis adjustment on MPF Loans includes hedge accounting adjustments and loan commitment basis adjustments.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to changes in fair values under hedge accounting.

Other

Other consists primarily of interest receivables, which declined as a result of both a decline in interest-earning assets outstanding and declining interest rates.

Consolidated Obligation Bonds and Discount Notes

Due to higher long-term funding costs, the market’s demand for high quality, short-term investments, and the significant prepayment activity on our mortgage assets, we did not fund a significant amount of our financing needs for the first and second quarters of 2009 through the issuance of long-term consolidated obligation bonds. Thus, except for relatively minimal amounts, maturing consolidated obligation bonds were replaced by discount note issuances.

During the third quarter of 2009, we returned to funding a greater portion of our financing needs with longer-term debt as interest rates and market demand for such debt returned to more normal levels. Depending on the characteristics of our balance sheet at the date of issuance, this debt had a maturity primarily in the two to three year range.

The following table shows the net issuances (redemptions) by type of consolidated obligations issued (redeemed) for the periods shown:

Period ended September 30,	Three months		Nine months
	2009	2008	2009	2008
Net discount notes issued (redeemed)	$(8,937)	$(223)	$1,895	$146
Net bonds issued (redeemed)	6,096	(1,759)	(7,610)	2,200

Net consolidated obligation debt issued (redeemed)	$(2,841)	$(1,982)	$(5,715)	$2,346

Other Liabilities

Other liabilities increased, mostly due to $1.1 billion of investment securities which were purchased but not yet settled as of September 30, 2009. We did not have any unsettled securities at December 31, 2008.

Total Capital

See Capital Resources starting on page 61 for a detailed analysis of the changes in our total capital.

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

We use three different measures of liquidity as follows:

Overnight Liquidity – For the third quarter of 2009, our policy required us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of September 30, 2009, our overnight liquidity was $6.2 billion, or 7.2% of assets, giving us an excess liquidity of $3.2 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2009, we had excess liquidity of $20.1 billion to support member deposits.

Contingency Liquidity – The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $15.6 billion as of September 30, 2009.

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

Liquidity & Funding

Sources of Funding

During the nine months ending September 30, 2009 our operating activities provided net cash flows of $448 million compared to a use of cash of $69 million during 2008. The net cash flows provided exceeded year-to-date net income due in part to the losses attributable to non-cash credit-related OTTI charges.

For the nine month period ending September 30, 2009, our net cash provided by investing activities was $5.9 billion. Net cash provided by investing activities primarily relate to a $12.5 billion net change in advances and approximately $6.8 billion in mortgage-related asset pay downs. Members continue to report that they are experiencing lower loan demand in their markets and lower liquidity needs due to a high level of deposits and, in some cases, access to government programs. While members across our district have experienced reduced demand, the reduction in advances was concentrated in three large institutions.

We believe the increase in pay downs on mortgage-related assets relate to prepayments by debtors refinancing in the lower interest rate environment experienced during the period. Offsetting the net cash provided from advances and mortgage-related assets were purchases of replacement investments, which primarily consisted of available-for-sale securities totaling $13.7 billion and trading securities of $1.1 billion, in addition to more liquid investments such as Federal Funds and securities purchased under agreements to resell.

For the nine month period ending September 30, 2009, our net cash used in financing activities was $5.6 billion. Net cash used in financing activities primarily relates to a $7.6 billion net decline in longer-term consolidated obligation bonds offset by a net increase of $1.9 billion of funds provided by shorter-term discount note issuances. We relied more on discount note issuances during the first six months of 2009 than in the third quarter 2009. We replaced a portion of our longer-term, higher-rate debt with shorter-term, lower-rate discount notes to take advantage of the lower funding costs on short-term debt. However, during the third quarter, we issued more longer-term consolidated obligation bonds, of generally two to three years maturity, as market interest rates on our bonds declined to more favorable and normal spread levels.

For further discussion of our sources of funding, see Sources of Funding on page 60 in our 2008 Form 10-K and for details of our consolidated obligations, see Note 9 – Consolidated Obligations to the financial statements in this Form 10-Q.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the consolidated obligations at par value of the FHLBs and those for which we are the primary obligor:

September 30, 2009 (par value)	Bonds	Discount Notes	Total
FHLB System	$698,336	$275,243	$973,579
FHLB Chicago as primary obligor	47,531	31,385	78,916
As a percent of the FHLB System	7%	11%	8%

December 31, 2008 (par value)
FHLB System	$810,424	$441,118	$1,251,542
FHLB Chicago as primary obligor	55,137	29,484	84,621
As a percent of the FHLB System	7%	7%	7%

Financial Market Conditions

Housing and financial markets have been in tremendous turmoil since the middle of 2007, and the U.S. economy has been in a recession. Although recent information suggests that economic activity has improved moderately following the severe downturn, economic conditions and the ongoing uncertainty about the depth and duration of the financial crisis and the recession continued to affect our business, as well as that of our members, during the third quarter of 2009.

As the U.S. government continued multiple programs designed to promote economic recovery and preserve credit market stability, conditions appeared to improve during the third quarter. With credit markets gradually returning to normalcy, short-term funding remained accessible and attractively priced for the FHLBs despite general worries over consumer and commercial credit.

During the third quarter of 2009, the Federal Reserve Board (Federal Reserve) continued to support the capital markets through the purchase of GSE term debt, agency MBS, and U.S. Treasury securities. The Federal Reserve purchased approximately $34.3 billion in GSE term debt; including $6 billion of FHLB mandated global fixed-rate consolidated obligation bonds during the third quarter. The Federal Reserve has announced that it will gradually slow its purchases of GSE debt and agency MBS and anticipates that they will be completed by the end of the first quarter of 2010. In addition, the Federal Reserve announced that its purchases of $300 billion of U.S. Treasury securities would be completed by the end of October 2009. The anticipated wind down of these Federal Reserve purchase programs in the coming months and the expiration of the FDIC’s Temporary Liquidity Guarantee Program (TLGP) at the end of October will provide an important indication of the health of the debt market for financial institutions. As the U.S. government withdraws its support for the debt markets, our funding costs may increase. In addition, proposed changes to the rules that govern money market funds could decrease demand for agency discount notes, which may negatively impact our funding costs.

Consolidated obligation bond funding costs for the FHLBs continued to improve during the third quarter of 2009. As spreads between LIBOR and funding costs on our discount notes returned to more normal levels during the third quarter, we relied less on discount notes than during the first six months of 2009. We lengthened the term on our debt issuances as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis and longer-term consolidated obligation bonds of primarily two to three year maturities became more favorable than shorter-term discount notes on a relative cost basis. We issued callable consolidated obligation bonds, including those with “step-up” rates that will increase at fixed amounts on predetermined dates. Because the rates on these bonds will “step up” as interest rates increase, demand for these bonds has increased as investors view them as a hedge against potential inflation and any corresponding increase in interest rates.

In January 2009, the FHLB System, through the Office of Finance, implemented a scheduled monthly issuance of global fixed-rate consolidated bonds, which attracted strong investor interest during the second and third quarters of 2009. As part of this process, management from each FHLB determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBs’ orders do not meet the minimum debt issuance size, each FHLB receives an allocation of proceeds equal to the larger of the FHLB’s commitment or the ratio of the individual FHLB’s capital to total capital of all of the FHLBs. If the FHLBs’ commitments exceed the minimum debt issuance size, then the proceeds are allocated based on actual commitment amount.

During the three and nine months ended September 30, 2009, the FHLB System issued a total of $8.3 billion and $30.0 billion in fixed-rate bonds with maturities from two to three years under this calendar-date mandated global bond process. Although we were mandatorily allocated $60 million through this global bond process during the first quarter, we requested and received allocations of $895 million and $515 million during the second and third quarters to take advantage of more favorable term funding costs available through this process.

The FHLBs’ TAP Program, which consolidates domestic bullet bond issuance through daily auctions of common maturities by reopening previously issued bonds, continued to gain traction during the third quarter. In general, relatively favorable TAP pricing indicates that dealers may be increasing their risk tolerance due to the auction format in which TAP bonds are issued into the market. As a result of this favorable pricing, we issued $450 million through the TAP program during the third quarter. See page 62 in our 2008 Form 10-K for a description of the FHLBs’ TAP program.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Additional Liquidity

In addition to the sources of liquidity discussed above, in September 2008, the Treasury established a lending facility designed to provide secured funding on an as needed basis to the housing GSEs, including the FHLBs, as further discussed in Government Sponsored Enterprise Credit Facility on page 58 in our 2008 Form 10-K. As of September 30, 2009, we provided the U.S. Treasury with a listing of eligible advance collateral totaling $17 billion, which would allow maximum borrowings of $14 billion, however, we have not drawn on this facility and we have no plans to access funding through this facility.

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

	September 30, 2009		December 31, 2008
	$	%	$	%
Bank of America, National Association [1]	$230	8%	$230	8%
One Mortgage Partners Corp. [2]	172	6%	172	6%
M&I Marshall & Isley Bank	152	5%	n/a	-
PNC Bank, National Association [3]	146	5%	146	5%
Harris National Association	140	5%	140	5%
Associated Bank, National Association	n/a	-	146	5%
All other members	1,959	71%	1,953	71%

Total regulatory capital stock	2,799	100%	2,787	100%

Less MRCS	(435)		(401)

Capital stock	2,364		2,386
Retained earnings	687		540
Accumulated other comprehensive income (loss)	(945)		(639)

Total capital	$2,106		$2,287

Regulatory capital stock	$2,799		$2,787
Designated Amount of subordinated notes	1,000		1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,799		3,787
Retained earnings	687		540

Regulatory capital plus Designated Amount of subordinated notes	$4,486		$4,327

Voluntary capital stock	$1,089		$718

n/a	Was not in the top five list for the date indicated.
[1]

Formerly LaSalle Bank, N.A., became ineligible for membership due to an out-of-district merger into Bank of America, N.A. effective October 17, 2008. Its capital stock was reclassified to MRCS at that time.

[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]

Formerly MidAmerica Bank, FSB, became ineligible for membership due to an out-of-district merger into National City Bank, effective February 9, 2008. Its capital stock was reclassified to MRCS at that time. Effective November 6, 2009, National City Bank merged into PNC Bank, National Association.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except as discussed below. From April 24, 2008 through September 30, 2009, the Deputy Director has denied requests to redeem capital stock totaling $23 million, in connection with 13 membership withdrawals or other membership terminations. We cannot predict when we will be permitted to resume such capital stock repurchases or redemptions.

On July 24, 2008, the Finance Board amended the C&D Order to allow us to redeem a member’s capital stock which becomes excess capital stock above a member’s capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to certain conditions. During the nine months ended September 30, 2009, we redeemed $89 million in excess capital stock as permitted by the amendment to the C&D Order. For further discussion of how a member’s capital stock floor is set, see Current Capital Rules on page 64 in our 2008 Form 10-K.

Total capital, as noted in the previous table, decreased from December 31, 2008 to September 30, 2009 primarily due to the adoption of new OTTI accounting guidance effective January 1, 2009. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements and Critical Accounting Policies and Estimates on page 64 in this Form 10-Q for a detailed description of this change in accounting policy and estimate.

The mandatorily redeemable capital stock balance of $435 million at September 30, 2009 consists of capital stock for thirty-two members that have requested withdrawal of membership or otherwise terminated their membership, primarily due to out-of-district mergers.

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

Due to our net loss in the third quarter of 2009, we did not declare dividends. We cannot predict when we may resume paying dividends. For a summary of our dividends for the past five quarters, see Selected Financial Data on page 45.

As of September 30, 2009, we had retained earnings of $687 million, which is 27% higher than at year-end 2008. A portion of this increase is due to our early adoption of new OTTI accounting guidance effective January 1, 2009. For a description of this change refer to Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements and to Critical Accounting Policies and Estimates on page 64.

Credit deterioration may continue to negatively impact our private-label MBS portfolio. We believe that future impairments of this portfolio are likely, but cannot predict the impact such impairments may have on our retained earnings and capital position. See page 32 of the Risk Factors section of our 2008 Form 10-K.

Accumulated Other Comprehensive Income

Our unrealized loss in AOCI increased by $306 million from December 31, 2008 to September 30, 2009, which resulted from several factors. The primary increase to the unrealized loss was due to $1.3 billion of non-credit losses related to OTTI on our private-label MBS. Also adding to the unrealized loss was a $233 million cumulative effect adjustment resulting from the adoption of new OTTI accounting guidance on January 1, 2009. Offsetting these losses to AOCI was a $603 million unrealized gain on AFS securities, which primarily relate to student loan ABS, and a $106 million partial recovery of unrealized losses on certain cash flow hedges. For further details of the changes see Note 12 – Accumulated Other Comprehensive Income (Loss) to the financial statements.

Off-Balance-Sheet Arrangements

We do not consolidate our investments in variable interest entities, which include MPF Shared Funding securities, investments in MBS, and investments in student loan ABS, as discussed in Note 2 – Summary of Significant Accounting Policies – Consolidation. Also refer to Off-Balance-Sheet Arrangements on page 67 in our 2008 Form 10-K.

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

•

If we do not expect to recover the entire amortized cost basis of the investment security due to credit losses. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.

As of September 30, 2009, we completed our OTTI analysis for our private-label MBS using key modeling assumptions, significant inputs and methodologies provided by the Governance Committee as described in Note 5 – Investment Securities. Significant inputs to the analyses of these securities include projected prepayment rates, default rates and loss severities. Since December 31, 2008, we have used assumptions that reduce our projections of prepayment rates and increase our projections of default rates and loss severities for the loan underlying these securities, including the quarter covered by this report. We have used revised assumptions this quarter despite some signs of economic recovery based on trends impacting the underlying loans; such trends including continued rising unemployment, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

The modeling assumptions, significant inputs and methodologies are material to the determination of OTTI. Accordingly, we reviewed the assumptions approved by the Governance Committee and determined that they are reasonable. However, any changes to the assumptions, significant inputs or methodologies for the OTTI analyses could result in materially different outcomes to this analysis including the realization of additional OTTI charges, which may be substantial.

We perform cash-flow analyses for all of our private-label MBS in an unrealized loss position except in a limited number of cases in which cash flow information is not available. We have tested the results of the cash flow modeling to ensure that these results are reasonable. We have projected the expected cash flows for our private-label MBS securities based on our expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

over time. For each of these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying our private-label MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type.

We perform the analyses based on expected behavior of the underlying loans, whereby these loan-performance scenarios are applied against each security’s credit-support structure to monitor credit-enhancement sufficiency to protect our investment. The model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral to fully return all contractual cash flows. With respect to assessing the potential mitigation of projected credit losses through the application of existing credit insurance from third parties in the event of loss of contractual principal or interest, we perform a qualitative assessment as to the ability of the respective insurer to cover such projected shortfall of principal or interest for the security.

In response to the ongoing deterioration in housing prices, credit market stress, unemployment, and weakness in the U.S. economy in the third quarter of 2009, there was continued deterioration in the credit quality of the collateral. If our analysis indicates that credit losses have been incurred and the present value of cash flows expected to be collected is less than the amortized cost basis of the private-label MBS, we recognize OTTI.

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

Base Case

The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.

Adverse Scenario

The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 25 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in each of the third and fourth years and 3 percent in each subsequent year.

The following table shows what the impact to net income from credit-related OTTI charges would have been under this adverse scenario. Classifications of MBS as prime, Alt-A, or subprime are made at the time of purchase, and may differ from the current performance characteristics of the instrument.

Three months ended September 30, 2009	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Base case actual
Prime	21	$1,977	$(99)
Alt-A	5	180	(13)
Subprime	33	843	(57)

Total private-label MBS	59	$3,000	$(169)

Adverse scenario pro-forma
Prime	21	$1,977	$(167)
Alt-A	5	180	(22)
Subprime	37	988	(101)

Total private-label MBS	63	$3,145	$(290)

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

We adopted this new guidance effective January 1, 2009. It had no effect on our financial statements at the time of adoption. Specifically, we believe that the guidance further supports our view that transaction prices should be given little weight when measuring the fair value of our private-label MBS portfolio with vintages between 2005 and 2007. As a result, for the first and second quarters of 2009 we used internal pricing models to value our private-label MBS portfolio with vintages between 2005 and 2007. These internal pricing models use an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The fair values determined using these internal pricing models reflected our expectations of cash flows expected to be collected after accounting for appropriate non-performance and liquidity risk premiums existing in the current market.

The significant inputs to measuring fair value of these vintages using these internal pricing models were default rates, loss severity and delinquency trends. Inputs were determined based on relative value analysis, which incorporates comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX. The ABX is an index that tracks the performance of subprime residential mortgage bonds.

In an effort to achieve consistency among all of the FHLBs, the FHLBs formed the MBS Pricing Governance Committee which was responsible for developing a fair value methodology for private-label MBS that all FHLBs could adopt. In this regard, we changed the methodology used to estimate the fair value of private-label MBS during the third quarter ended September 30, 2009. Under the methodology approved by the MBS Pricing Governance Committee, we request prices for all private-label MBS from four specific third-party vendors, and, depending on the number of prices received for each security, select a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), we will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for securities held in common with other FHLBs are reviewed for consistency. In adopting this common methodology, we remain responsible for the selection and application of our fair value methodology and the reasonableness of assumptions and inputs used.

For securities that were impaired during the third quarter of 2009, the estimated fair value determined under the new fair value methodology and the estimated fair value range we considered for our prime, subprime and Alt-A investment securities that are carried at fair value at September 30, 2009 in our financial statements, either on a nonrecurring or recurring basis, are as follows:

As of September 30, 2009	Estimated Fair Value	Range of Pricing Service Values
		Min	Max
2006 AFS - Recurring	$31	$26	$33
2002 HTM - Non-Recurring	4	4	5
2003 HTM - Non-Recurring	1	1	1
2005 HTM - Non-Recurring	4	3	4
2006 HTM - Non-Recurring	299	252	340

Total	$339	$286	$383

Use of Pricing Services

We obtain information from a third-party pricing service to value all of our other investment securities and we use an additional third-party pricing service as a validation of our fair values. In cases where prices were not available from a third-party pricing service, we utilize observable market-inputs to model the fair value. For those securities which we valued using our pricing service, we did not make any adjustments to these estimated fair values.

Derivative Instruments – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We have bilateral collateral thresholds with our derivative counterparties that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition at September 30, 2009 and December 31, 2008.

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

Allowance for MPF Loan Loss Methodology and Assumptions

We perform periodic reviews of our MPF Loan portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Our measurement of the allowance for loan losses consists of (1) reviewing specifically identified loans; (2) reviewing homogeneous pools of residential mortgage loans; and (3) estimating credit losses in the remaining portfolio. Refer to the Credit Risk-MPF Loans section on page 76 for further discussion.

Key Assumptions

The loss severity assumption is the largest driver of the expected pool loss calculations. The loss severity rate analysis looks at the MPF Loans that have experienced a loss in the previous rolling 12 months. Period costs such as maintenance and real estate taxes, estimated selling costs, and gains are not included in the loss severity rate. This quarter the loss severity rate assumption increased one percentage point to 18% for the period ending September 30, 2009.

The estimated selling costs assumption looks at the MPF Loans that have experienced a loss in the previous rolling 12 months. The estimated selling costs assumption for the period ending September 30, 2009 was 3%.

The delinquency migration analysis looks to the loan level detail of our MPF Loan portfolio. It calculates what percentage of loans moved from one delinquency category to another over a rolling 12 month period.

The margin for imprecision is a factor added to the allowance for loan losses that recognizes the imprecise nature of the measurement process. For example, the application of migration analysis and the determination of the historical loss rates are not precise estimates. The actual loss that may occur may be more or less than the estimated loss for a specific MPF Loan. The imprecision reserve is applied to the expected loss reserve as a percentage.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Review of Specifically Identified MPF Loans

Our review of specifically identified loans involves the identification of collateral dependent loans. If the fair value of the collateral less estimated selling costs is less than the MPF Loan’s amortized cost, we recognize impairment by increasing the allowance for loan losses with a corresponding charge to provision for credit losses. Fair value less estimated selling costs is measured by multiplying the actual loss severity rate by the amount of the loan outstanding or, if available, by using a current broker price opinion less estimated selling costs.

Review of Homogeneous Pools of MPF Loans

The review of homogeneous pools of MPF Loans involves segmenting MPF Loans for credit risk analysis by MPF Loan product and by individual master commitment. Migration analysis is applied to MPF Loans that are past due. Migration analysis is a methodology for determining, through our experience over a historical period, the rate of loss incurred on pools of similar loans. The migration analysis involves determining delinquency and default migration assumptions.

The delinquency, default, and loss severity rate analyses are used as a basis for estimating the expected loss assumptions for the next 12 month period. The expected loss assumptions are applied to each MPF pool according to the amount of outstanding MPF Loans in each delinquency and default category. The outstanding loans for each MPF pool are aggregated to calculate the dollar amount of outstanding loans in each delinquency and default category to estimate the amount of outstanding loans that may result in a loss. The expected loss assumptions are applied to each category to determine the amount of expected loss for that category. The loss severity rate assumption is applied to estimate the degree of the expected loss. The expected losses are aggregated by master commitment to determine the amount of expected loss for the next 12 month period.

Once the expected loss amounts are estimated by pool, we estimate the amount of loss that can be recovered through PFI credit enhancement fees (CE Fees). For purposes of this analysis, we define recovery as the amount of CE Fees that would not be paid out to a PFI in the event of a pool loss. Recovery for each MPF pool’s CE Fees is calculated using the CE Fee multiple. This multiple is applied to the amount of CE Fees and deferred CE Fees in basis points. The CE Fee multiple is used to estimate the number of years that we can assume the retention of CE Fees. The total amount of expected loss, net of recovery, is aggregated for all MPF pools. The aggregate amount is the expected allowance for loan losses related to homogenous pools of MPF Loans.

Estimating Remaining Credit Losses in MPF Loan Portfolio

The estimation of credit losses in the remaining MPF Loan portfolio involves assessing the impact of current economic trends and specific events on the allowance for loan losses and assessing a factor for the margin for imprecision. The allowance for loan losses also includes a specific allowance allocated to master commitments that are considered to have unrecoverable CE Fees and a specific allowance allocated to cover potentially impaired primary mortgage insurance (PMI) proceeds for downgraded mortgage insurance (MI) providers.

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

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. We maintain a portfolio of short-term liquid assets (principally overnight and short-term Federal Funds sold and securities purchased under agreements to resell, and commercial paper entered into with or issued by highly rated institutions) to ensure the availability of funds to meet member credit needs. The longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, FFELP student loan ABS, MPF Shared Funding securities and mortgage-backed securities that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from S&P, Moody’s, or Fitch at the time of purchase. Securities issued by GSEs are not obligations of, and are not guaranteed by, the United States government.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying value of our investment securities portfolio by credit rating is shown in the following table.

	Lowest Long Term Rating									Short Term Rating		Total Carrying Value
As of September 30, 2009	AAA	AA	A	BBB	BB	B	CCC	CC	C	A-1 or Higher	Unrated
Non-Mortgage Backed Securities:
Commercial paper	$-	$-	$-	$-	$-	$-	$-	$-	$-	$200	$-	$200
GSE and Tennessee Valley Authority (TVA)	1,464	-	-	-	-	-	-	-	-	-	-	1,464
Temporary liquidity guarantee program (FDIC - TLGP)	635	-	-	-	-	-	-	-	-	-	-	635
State or local housing agency obligations	1	41	-	-	-	-	-	-	-	-	-	42
Small Business Administration/Small Business Investment Companies	894	-	-	-	-	-	-	-	-	-	-	894

Total non-MBS	2,994	41	-	-	-	-	-	-	-	200	-	3,235

Asset Backed Securities:
FFELP student loan ABS	7,553	-	-	-	-	-	-	-	-	-	-	7,553

Mortgage Backed Securities:
GSE	15,754	-	-	-	-	-	-	-	-	-	-	15,754
Government-guaranteed	1,271	-	-	-	-	-	-	-	-	-	-	1,271
MPF Shared Funding	236	9	-	-	-	-	-	-	-	-	-	245
Private-label	151	29	29	84	121	214	1,148	495	23	-	5	2,299

Total MBS	17,412	38	29	84	121	214	1,148	495	23	-	5	19,569

Total investment securities September 30, 2009	$27,959	$79	$29	$84	$121	$214	$1,148	$495	$23	$200	$5	$30,357

June 30, 2009	$24,056	$128	$201	$750	$412	$102	$625	$106	$23	$-	$6	$26,409
March 31, 2009	$16,152	$222	$435	$481	$303	$191	$246	$26	$-	$-	$6	$18,062
December 31, 2008	$17,553	$200	$865	$641	$219	$59	$48	$-	$-	$-	$18	$19,603

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the credit ratings of all of our private-label MBS with gross unrealized losses. For a definition of prime, Alt-A, and subprime, see page 77 in our 2008 Form 10-K. These classifications are determined at the time the MBS is purchased. Weighted average collateral delinquency represents the percent of underlying loans that are 60+ days delinquent.

As of September 30, 2009	Amortized Cost	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI	Weighted Average Collateral Delinquency %
Private-label MBS backed by Prime Loans:
AAA-rated	$95	$(4)	$-	1%
AA-rated	3	(1)	-	7%
BBB	1	-	-	0%
Below Investment Grade	1,988	(17)	(671)	18%

Total prime	2,087	(22)	(671)	17%

Private-label MBS backed by Alt-A Loans:
AA-rated	2	(1)	-	20%
A-rated	1	-	-	22%
Below Investment Grade	145	-	(64)	45%

Total Alt-A	148	(1)	(64)	45%

Private-label MBS backed by Subprime Loans:
AAA-rated	56	(7)	-	37%
AA-rated	25	(3)	-	39%
A-rated	27	(2)	-	37%
BBB	84	(17)	*	41%
Below Investment Grade	939	(68)	(337)	50%
Unrated	5	-	-	0%

Total subprime	1,136	(97)	(337)	48%

Total private-label MBS	$3,371	$(120)	$(1,072)	29%

*	Less than $1 million

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the par value of our private-label MBS categories by interest rate type. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

	September 30, 2009			December 31, 2008
Unpaid Principal Balance as of	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label MBS:
Subprime home equity loans [1]	$-	$1,344	$1,344	$-	$1,470	$1,470

Private-label Residential MBS (RMBS) -
Prime	15	2,229	2,244	21	2,509	2,530
Alt-A	-	183	183	-	204	204

Total private-label RMBS	15	2,412	2,427	21	2,713	2,734

Private-label Commercial MBS (CMBS) -
Prime	47	10	57	82	10	92

Total private-label CMBS	47	10	57	82	10	92

Total unpaid principal balance	$62	$3,766	$3,828	$103	$4,193	$4,296

[1]	Primarily first-lien mortgage loans that have lower credit scores, higher debt to income ratios, and higher loan-to-value ratios.

The following table summarizes our underlying collateral performance and credit enhancement statistics by vintage year of securitization of our private-label MBS. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased. Market prices are shown in actual dollars.

As of September 30, 2009	Weighted Average Market Price (per $100 par)	Original Weighted Average Credit Support %	Current Weighted Average Credit Support %	Weighted Average Collateral 60+ Days Delinquent
Private-label MBS by year of securitization

Prime
2006	$68.55	12%	11%	18%
2005	66.77	14%	13%	26%
2004 and prior	98.01	16%	27%	1%

Total prime	69.79	12%	12%	17%

Alt-A
2006	45.17	18%	15%	45%
2004 and prior	70.28	7%	21%	21%

Total Alt-A	45.57	18%	15%	45%

Subprime
2007	51.54	23%	38%	48%
2006	48.54	23%	32%	50%
2005	81.10	22%	48%	44%
2004 and prior	68.97	42%	59%	20%

Total subprime	52.66	23%	35%	48%

Total private-label MBS	$62.62	16%	20%	29%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the balances on all of our private-label MBS (whether other-than-temporarily impaired or not) by category, vintage year of securitization and whether any OTTI charges were taken on these securities during the nine months ended September 30, 2009.

	As of September 30, 2009				Nine months ended September 30, 2009
	Amortized Cost	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI	Fair Value	Total OTTI Losses	OTTI Related to Non-Credit Losses	OTTI Related to Credit Losses
Private-label MBS by year of securitization

Prime -
Private-label RMBS
2006	$1,947	$(17)	$(655)	$1,479	$(928)	$(725)	$(203)
2005	41	-	(16)	29	(22)	(19)	(3)
2004 and prior	42	(4)	-	40	(1)	-	(1)

Prime private-label RMBS total	2,030	(21)	(671)	1,548	(951)	(744)	(207)

Private-label CMBS
2004 and prior	57	(1)	-	58	-	-	-

Prime private-label CMBS total	57	(1)	-	58	-	-	-

Total prime	2,087	(22)	(671)	1,606	(951)	(744)	(207)

Alt-A -
Private-label RMBS
2006	145	-	(64)	82	(50)	(18)	(32)
2004 and prior	3	(1)	-	2	-	-	-

Alt-A private-label RMBS total	148	(1)	(64)	84	(50)	(18)	(32)

Total Alt-A	148	(1)	(64)	84	(50)	(18)	(32)

Subprime
Home Equity Loans [1]
2007	9	(4)	-	5	-	-	-
2006	953	(65)	(334)	559	(378)	(243)	(135)
2005	141	(21)	(2)	118	(6)	(3)	(3)
2004 and prior	33	(7)	(1)	26	(3)	(1)	(2)

Subprime Home Equity Loans Total	1,136	(97)	(337)	708	(387)	(247)	(140)

Total subprime	1,136	(97)	(337)	708	(387)	(247)	(140)

Total private-label MBS	$3,371	$(120)	$(1,072)	$2,398	$(1,388)	$(1,009)	$(379)

[1]	Primarily first-lien mortgage loans that have lower credit scores, higher debt to income ratios, and higher loan-to-value ratios.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes OTTI charges recognized during the nine months ended September 30, 2009, based on security type and duration of non-credit related and credit related unrealized losses prior to impairment. Prime, Alt-A, and Subprime classifications are determined at the time the MBS is purchased.

	OTTI Related to Non-Credit Losses			OTTI Related to Credit Losses
For the nine months ended September 30, 2009	Less than 12 months	Greater than 12 months	Total	Less than 12 months	Greater than 12 months	Total
Available-for-sale securities
Alt-A:
Private-label RMBS	$-	$(18)	$(18)	$-	$(32)	$(32)

Held-to-maturity securities
Prime:
Private-label RMBS	-	(744)	(744)	-	(207)	(207)
Subprime:
Home equity loans [1]	-	(247)	(247)	-	(140)	(140)

Total held-to-maturity	-	(991)	(991)	-	(347)	(347)

Total private-label MBS	$-	$(1,009)	$(1,009)	$-	$(379)	$(379)

[1]	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan-to-value ratios.

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

The following table shows the carrying value of our unsecured credit exposure by counterparty credit rating (excluding the U.S. government, agencies and instrumentalities) and maturities:

As of September 30, 2009	A-1/ P-1	A-1+/ P-1	A-2/ P-1	Total
Unsecured credit exposure maturities:
Overnight	$1,230	$1,115	$-	$2,345

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Advances and Other Member Credit

Our advance products provide members with asset-liability management capabilities. We offer advances that can be tailored to help members manage the maturity and prepayment characteristics of mortgage loans by reducing members’ interest rate risk associated with holding long-term fixed-rate mortgages. To determine the maximum amount and term of the advances we will lend to a member, we assess the member’s creditworthiness and financial condition utilizing financial information available to us, including the quarterly reports members file with their regulators. Credit availability is also determined on the basis of the collateral pledged and we conduct periodic on-site collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member’s credit condition deteriorates). We refer to both members and former members as borrowers in the following disclosures. For details on our collateral policies see Advances starting on page 82 in our 2008 Form 10-K.

Collateral arrangements will vary with borrower credit quality, collateral availability, collateral quality, results of periodic on-site reviews of collateral, and overall borrower credit exposure. On-site collateral verifications are performed on a schedule that varies based upon the Bank’s assessment of the credit risk of the borrower, the size of the borrower’s advances, the types of collateral pledged, and the amount of collateral coverage. Under the security agreement with our borrowers, we have the right to protect our security position with respect to advances, including requiring the posting of additional collateral, whether or not such additional collateral was required to originate or renew an advance. As a result, we may require the delivery of additional or substitute collateral from any borrower at any time during the life of an advance, including delivery of collateral that would not be eligible to pledge for a new advance. As additional security for a borrower’s indebtedness, we have a lien on their capital stock in us.

We utilize an internally developed credit risk rating system for our borrowers, whether or not they currently have balances outstanding, which focuses primarily on an institution’s overall financial health and takes into account the borrower’s asset quality, earnings, and capital position. We assign each borrower a credit risk rating from one to five according to the relative amount of credit risk such borrower poses (one being the least amount of credit risk and five the greatest amount of credit risk). In general, borrowers in categories four and five may have more restrictions on the types of collateral they may pledge to secure advances, may be required to maintain higher amounts of collateral and/or deliver loan collateral to us or a third party custodian on our behalf, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements.

The following table shows the number of credit customers and outstanding credit extended to our borrowers by rating:

	September 30, 2009					December 31, 2008
Rating assigned	Number of Borrowers	% of Total	Credit Outstanding [1]	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding [1]	% of Total
1-3	455	71%	$14,141	54%	$20,106	569	85%	$30,834	80%
4	100	16%	7,974	30%	13,438	65	10%	3,609	9%
5	75	12%	3,541	13%	4,411	24	4%	1,141	3%
Other [2]	4	1%	659	3%	795	9	1%	3,057	8%

Total	634	100%	$26,315	100%	$38,750	667	100%	$38,641	100%

[1]	Consists of outstanding advances, letters of credit, MPF credit enhancement obligations, and member derivative exposures.
[2]	Consists of insurance companies and housing associates.

The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third party custodian on our behalf. The method by which a borrower reports collateral is dependent upon the collateral status to which it is assigned as well as the type of collateral being pledged. We assign borrowers to a borrowing base (blanket-lien) status, listing-collateral status, or delivery-collateral status. Under a blanket lien status, a borrower may report collateral pledged under a summary borrowing base. For members or a class of collateral on listing status, the member must provide the Bank with loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table describes the range of lending values, which we also refer to as collateral loan values, assigned to the types of collateral we accept for advances. It also shows the breakdown of pledged collateral from borrowers by underlying type as of September 30, 2009:

As of September 30, 2009	Lending Values Applied to Majority of Collateral	Gross Value [1] Reported by Active Borrowers	Collateral Loan Value	Effective Discount
Loan collateral -
1-4 family	60% - 85%	$38,577	$27,579	29%
Multi-family	60% - 70%	2,944	1,875	36%
Home equity loans/lines of credit	25% - 50%	11,280	4,847	57%
CFI [2]	50%	504	241	52%
Other loan collateral	25%	260	68	74%

Securities -
Cash, US Treasury, and GSE Debt, MBS, & CMO	85% - 100%	4,041	3,841	5%
Private-label MBS & CMO	50%	299	96	68%
Municipal debt [3]	80% - 90%	238	203	14%

Total Collateral		$58,143	$38,750	33%

[1]	Gross value is defined as unpaid principal balance for loans and as fair value for securities.
[2]	Community Financial Institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.
[3]	Includes only securities issued by municipalities or political subdivisions that are real estate related and supported by the tax-levying authority of the issuer.

During the period from January 1, 2009 through the time of filing on November 12, 2009, we had 17 members that were placed into receivership by the FDIC. The total dollar value of credit outstanding (excluding any applicable prepayment fees) at the time of their failure was $400 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution. We did not incur any credit losses.

Letters of Credit

In addition to providing advances, we also provide standby letters of credit as a product we offer to our members. As of September 30, 2009, we had $1.0 billion of standby and confirming letters of credit outstanding on behalf of 55 members, compared to $857 million and 51 members at December 31, 2008. To secure these letters of credit, we require collateral as we do on advances.

MPF Loans

The term “MPF Loans” refers to conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program. References to MPF Loans as they relate to the MPF Xtra product exclude mortgage loan participations. We did not purchase or fund subprime or non-traditional mortgages through the MPF Program.

Under the MPF Xtra product, we purchase MPF Program eligible MPF Loans from participating financial institutions (PFIs) and concurrently sell these MPF Loans to Fannie Mae as a third-party investor. Under the MPF Xtra product, PFIs are not required to provide any credit enhancement (CE Amount) and consequently they are not paid CE Fees as we do for the other conventional MPF products. In addition, PFIs generally retain the right and responsibility for servicing these loans just as they do for the other MPF products described below. See Mortgage Standards on page 11 and MPF Servicing on page 14 in our 2008 Form 10-K.

We have entered into a Mortgage Selling and Servicing Contract with Fannie Mae pursuant to which we concurrently sell conventional MPF Loans acquired from PFIs. In connection with each sale, we make certain customary warranties to Fannie Mae regarding the eligibility of the mortgage loans. If an eligibility requirement or other warranty were breached, Fannie Mae could require us to repurchase the MPF Loan. Such a breach would normally also be a breach of the selling

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PFI’s representations and warranties to us, and we could require the PFI to repurchase that MPF Loan from us. During the nine months ended September 30, 2009, we were required to repurchase $2 million in MPF Xtra Loans from Fannie Mae, which in turn were repurchased by the PFIs. We incurred no losses on these repurchases.

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

As of September 30, 2009, 284 PFIs system-wide have been approved to sell MPF Loans under the MPF Xtra product, of which 174 are our members.

The following table details MPF Xtra activity in 2009.

		September 30, 2009
For the period ended		Three Months		Nine Months
Loans Funded:
Amount funded		$449		$2,826
Number of loans funded		3,264		19,962
Program Fees:
Earned	$	*	$	*
Unearned [1]		$1		$7
*	Less than $1 million
[1]	Unearned program fees are earned ratably over the contractual life of the loans.

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

Except for the MPF Xtra product, the MPF Bank and PFI share the risk of credit losses on conventional MPF products by structuring potential losses on MPF Loans into layers with respect to each master commitment. The MPF products with credit enhancement were designed to allow for periodic resets of the CE Amount as further described in Setting Credit Enhancement Levels on page 85 in our 2008 Form 10-K. We had no material changes in reset PFI direct CE Amounts in the first nine months of 2009.

For master commitments with a first loss account (FLA) equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to reduce performance based CE Fees when measuring our effective credit protection. As a result, we hold additional retained earnings against the related master commitments in accordance with the Acquired Member Assets (AMA) regulations which at September 30, 2009 totaled $65 million.

For the MPF Plus product, the PFI is required to provide a supplemental mortgage insurance (SMI) policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of September 30, 2009 and December 31, 2008, the outstanding balance of MPF Loans under these requirements was $10.1 billion and $13.2 billion and the amount of SMI coverage provided against losses was $132 million and $225 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

Credit Risk Exposure

Our credit risk on MPF Loans held in our portfolio is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFIs’ credit enhancement protection amount (CEP Amount). The PFI’s CEP Amount consists of the PFI’s CE Amount

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

(which may include SMI) and any contingent performance based CE Fees. We also face credit risk losses on MPF Loans to the extent such losses are not recoverable under primary mortgage insurance (PMI), as well as the PFIs’ failure to pay servicer paid losses not covered by FHA or HUD insurance, or VA or RHS guarantees. The portion of our MPF Loan balances outstanding exposed to credit losses not recoverable from these sources was approximately $20.5 billion at September 30, 2009 and $26.6 billion at December 31, 2008.

Our actual credit exposure is less than these amounts because the borrower’s equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered. Although housing prices have declined, a significant decline in the fair value of the underlying property would have to occur before we would be exposed to credit losses on our conventional MPF Loans. This is because our average conventional loan-to-value (LTV) ratio at origination was 68% at both September 30, 2009 and December 31, 2008 and the majority of MPF Loans purchased were in 2003 and 2004, prior to the significant increase in home price appreciation. For those loans with an LTV ratio over 80%, we require PMI. Please see Mortgage Guaranty Insurance Provider Concentration section below for discussion of our credit risk to PMI providers. Our LTV ratio is enhanced by the seasoned nature of our portfolio because principal paydowns lower the LTV ratio. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores at the time of origination that were 736 at September 30, 2009 and 739 at December 31, 2008.

For more information on our credit risk exposure on MPF Loans, see Credit Risk Exposure on page 87 in our 2008 Form 10-K.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio. For a description of our concentration risks see page 87 in our 2008 Form 10-K. There were no material changes in our PFI Servicer, Credit Enhancement, or geographic concentrations since December 31, 2008.

Mortgage Guaranty Insurance Provider Concentration – We are exposed to the risk of non-performance of mortgage insurance (MI) companies. Our policy is to limit our exposure to each MI company to 10% of its regulatory capital. For this purpose, exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us that are more than 60 days delinquent. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage. At September 30, 2009, none of the MI companies were in excess of our limits. For more information on our concentration risk exposure from MI companies, see Mortgage Guaranty Insurance Provider Concentration on page 88 in our 2008 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table details our exposure to MI companies providing insurance coverage:

	Loan Balance with PMI	Loan Balance with SMI	Amount of Coverage				Lowest Credit Rating as of October 31, 2009 [1]
As of September 30, 2009			PMI	SMI	Total	%
Mortgage Guaranty Insurance Co. (MGIC)	$477	$4,250	$136	$54	$190	36%	B
Genworth Mortgage Insurance Corp.	200	1,670	58	26	84	16%	BBB
PMI Mortgage Insurance Co.	204	1,433	58	7	65	12%	BB
United Guaranty Residential Insurance Co.	170	2,199	48	39	87	16%	BBB
All Others	344	592	100	6	106	20%	BB to Unrated

Total MI Coverage	$1,395	$10,144	$400	$132	$532	100%

[1]	All of the above listed MI companies have been placed on negative watch by at least one Nationally Recognized Statistical Rating Organization (NRSRO).

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the MI companies. Based on an analysis using the latest available results at September 30, 2009, none of the MI companies passed all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests.

If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us.

As of the time of filing on November 12, 2009, no MI company on the approved MI company list currently has an AA- or better claims paying ability rating from more than one NRSRO, so the current criteria for MI companies to remain on the approved MI company list at this time is acceptability for use in S&P’s LEVELS® modeling software.

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

MPF Loan Portfolio Analysis

The following table summarizes our MPF Loan non-accrual status. For delinquency rate and loss severity trends that impact our estimates on our allowance for loan credit losses, please see Allowance for MPF Loan Loss Methodology and Assumptions on page 67 in our Critical Accounting Policies and Estimates section.

As of	September 30, 2009	December 31, 2008
MPF Loans, net	$25,156	$32,087
MPF Loans past due 30-89 days and still accruing interest	661	761
MPF Loans past due 90 days or more and still accruing interest	453	319
Non-accrual MPF Loans, par value	33	19
Impaired MPF Loans [1]	22	12
Loans in foreclosure	183	98
Real estate owned	43	35
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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our interest contractually due on non-accrual loans and our interest received on non-accrual loans was less than $1 million for the three and nine months ended September 30, 2009 and 2008. We do not place delinquent MPF Loans on non-performing status when losses are not expected to be incurred as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protection.

For the nine months ended September 30, 2009, we recorded a $5 million provision for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the increase in delinquent, non-accrual, and impaired MPF Loans as noted in the previous table.

Derivatives

We engage in most of our derivative transactions with large money-center banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our policies and FHFA regulations. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 13 – Derivatives and Hedging Activities to the financial statements for further details, including our derivatives exposures to Lehman Brothers Special Financing, Inc.

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of September 30, 2009	Notional Amount	Exposure at Fair Value [3]	Cash Collateral Held	Securities Collateral Held	Total Collateral Held	Net Exposure After Collateral [4]
AA	$12,030	$56	$56	$-	$56	$-
A	46,133	87	59	25	84	4
BBB	9	-	-	-	-	-
Affiliates [1]
AA	7,650	-	-	-	-	-
A	4,600	-	-	-	-	-

Total Counterparties	70,422	143	115	25	140	4
Member Institutions [2]	2	-	-	-	-	-

Total derivatives	$70,424	$143	$115	$25	$140	$4

[1]	Affiliates are derivative counterparties who are affiliates of our members.
[2]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[3]	Exposure at Fair Value excludes cash collateral held.
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

There have been no other changes in our credit ratings subsequently. The AAA rating of the FHLBs’ consolidated obligations has not been affected by these ratings actions and we do not believe that the actions will have an impact on our cost of or ability to issue debt, or to enter into derivatives agreements.

For further discussion of how ratings changes may impact us in the future in order to fund our business, see Risk Factors on page 23 in our 2008 Form 10-K.

Legislative and Regulatory Developments

Proposed Financial Regulatory System Reorganization

On June 17, 2009, President Barack Obama issued a proposal to improve the effectiveness of the federal regulatory structure that would, among other things, cause a restructuring of the current bank regulatory system. One provision of the plan would require the Treasury Department and the Department of Housing and Urban Development to analyze the future of the FHLBs, along with Fannie Mae and Freddie Mac with a goal of developing such recommendations in time for the 2011 U.S. fiscal budget. Since June, various versions of proposed regulatory restructuring for the federal financial institution regulators (Federal Reserve, FDIC, Office of Thrift Supervision, and Office of the Comptroller of the

Currency) have been introduced in the House and Senate as well as legislation addressing matters such as: (1) establishment of a consumer financial products safety commission; (2) regulatory requirements for derivatives transactions; (3) systemic risk regulation; (4) regulatory consolidation; (5) GSE reform; and (6) executive compensation. We are unable to predict what versions of such legislation will ultimately be passed and therefore unable to predict the impact of such legislation on us or our members’ activity with us.

Proposed Rule on FHLB Director Compensation

On October 23, 2009 the FHFA issued a proposed rule on FHLB directors’ compensation and expenses with a comment deadline of December 7, 2009. The proposed rule would allow each FHLB to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable.

FHFA Guidance on Executive Compensation Principles

On October 27, 2009, the FHFA issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; such compensation should be consistent with sound risk management and preservation of the par value of FHLB capital stock; a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and the board of directors should promote accountability and transparency in the process of setting compensation.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Final Rule on Election of FHLB Board of Directors

On September 26, 2008, the FHFA adopted an interim final rule concerning the nomination, eligibility and election of directors, as further discussed in Board of Director Composition & Elections on page 21 in our 2008 Form 10-K and Submission of Matters to a Vote of Security Holders on page 36 in our 2008 Form 10-K.

On October 7, 2009, the FHFA published a final regulation which is similar to the interim final rule, with certain clarifying, technical and other changes, including the following:

•

requires the board of directors of each FHLB to determine annually how many of its independent directorships should be designated as public interest directorships, with at least two public interest directorships still required;

•	sets forth new provisions for filling a vacancy on the board of directors; and

•	modifies the number of votes required to elect independent directors.

The final rule became effective on November 6, 2009.

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

Market Risk Exposures

Market risk is the risk that the value of our financial assets will decrease due to changes in market risk factors. There are several market risk factors that may impact the value of our financial assets, but interest rate risk, which arises due to the variability of interest rates, is the most critical. Our key interest rate risk exposures include:

•	Yield curve risk – We are exposed to movements in the benchmark yield curve used to discount the future cash flows from our assets, liabilities and derivatives.

•	Option risk – We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve as well as the yield curve itself.

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

In an effort to measure our exposure to these risks, we discount the cash flows generated from modeling the terms and conditions of all interest-sensitive assets and liabilities to determine their fair values (or their spread to the swap curve for securities where a third-party price is obtained) in the current interest rate environment. This includes consideration of options both explicit and embedded using a lattice model or Monte Carlo simulation for mortgages and mortgage-backed securities. We estimate yield curve, option and basis risk exposures by calculating the change in fair value in relation to various parallel changes in interest rates, implied volatility, prepayment speeds, spreads to the swap curve and mortgages rates.

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

		Option Risk		Basis Risk
As of September 30, 2009	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread To Swap Curve	Mortgage Spread
Advances	$(4)	$6	$-	$(6)	$-
MPF Loans	(5)	(36)	(5)	(8)	6
Mortgage Backed Securities	(6)	(13)	(2)	(8)	2
Other interest earning assets	(1)	-	-	(5)	-
Interest-bearing liabilities	15	7	-	15	-
Derivatives	2	4	-	-	-

Total	$1	$(32)	$(7)	$(12)	$8

As of December 31, 2008
Advances	$(5)	$5	$-	$(8)	$-
MPF Loans	(5)	(19)	(7)	(7)	4
Mortgage Backed Securities	(5)	(8)	2	(4)	(1)
Other interest earning assets	-	-	-	-	-
Interest-bearing liabilities	16	7	-	16	-
Derivatives	(1)	5	-	-	-

Total	$-	$(10)	$(5)	$(3)	$3

Yield curve risk – Change in fair value for a one basis point parallel increase in the swap curve.

Option risk (implied volatility) – Change in fair value for a one percent parallel increase in the swaption volatility.

Option risk (prepayment speeds) – Change in fair value for a one percent increase in prepayment speeds.

Basis risk (Spread to swap curve) – Change in fair value for a one basis point parallel increase in the spread to the swap curve.

Basis risk (Mortgage spread) – Change in fair value for a one basis point increase in mortgage rates.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

During the first nine months of 2009 our sensitivity to changes in implied volatility has heightened, from an expected loss of $10 million for a one percent increase in implied volatility to an expected loss of $32 million. This increased sensitivity mostly occurred in our MPF Loan portfolio.

Additionally, as we continue to grow our non-mortgage investment portfolio; our sensitivity to spread changes in this portfolio has increased to a $5 million loss for one basis point increase in the spread to the swap curve.

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

Duration gap, which is expressed in months, is another measure used to express the sensitivity of assets and liabilities to interest rate changes. Duration gap is calculated by aggregating the dollar duration of all assets, liabilities, and derivatives, and dividing that total by the total fair value of assets. A positive duration gap indicates an exposure to rising interest rates, whereas a negative duration gap points to an exposure to falling interest rates. As of September 30, 2009, our duration gap was -0.6 months, compared to -0.3 months as of December 31, 2008.

As of September 30, 2009 our fair value deficit (relative to book value) was $1.1 billion, and our market-to-book value ratio was 58%. Our previous year-end fair value deficit was $3.3 billion, and our market-to-book value ratio was a negative 24%. Favorable movements in spreads as well as the accounting effects of investments that were other than temporarily impaired substantially contributed to the improvement in our deficit.

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

On February 20, 2009, we received a non-objection letter from the FHFA related to our proposal to apply temporarily direct dollar limits on changes in market value under parallel interest rate shocks instead of the duration and convexity limits that were applied in the past. As a result, the Interest Rate Risk Policy in effect as of September 30, 2009, places limits on market value changes for all measured parallel interest rates scenarios between -200 and +200 basis points. Some scenarios may not be measured when swap rates are less than 2%.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The table below shows our market value changes for all measured scenarios as of September 30, 2009 with respect to the Interest Rate Risk Policy limits.

September 30, 2009
Scenario		Change in Market Value	Change in Market Value must be greater than
-200 bp	$	*	$(185.0)
-100 bp		*	(77.5)
-50 bp		*	(30.0)
-25 bp		*	(12.5)
+25 bp		(1.3)	(25.0)
+50 bp		(15.8)	(60.0)
+100 bp		(43.3)	(155.0)
+200 bp		(117.1)	(370.0)
*	Due to the low interest rate environment at September 30, 2009, these values cannot be calculated.

We continue to work with the FHFA to develop a set of interest rate risk management policies and submitted revised policies to the Deputy Director on July 16, 2009 pursuant to the C&D order.

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

Changes in Internal Control Over Financial Reporting

For the third quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to February 2007, we invested in private-label MBS, which are backed by subprime, prime and alternative documentation or Alt-A mortgage loans. We held private-label MBS with a carrying value of $2.299 billion at September 30, 2009 and recorded a total OTTI charge of $1.388 billion for the first nine months of 2009. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities have subsequently been downgraded. See Credit Risk – Investments on page 69 for a description of these securities. Delinquencies and losses with respect to residential mortgage loans may continue to increase and residential property values in many states have declined after extended periods during which those values appreciated. If delinquencies and/or default rates on mortgages continue to increase, and/or there is an additional decline in residential real estate values, we could experience reduced yields or additional losses on our private-label MBS.

Market prices for the private-label MBS we hold may continue to decrease due to credit deterioration, market uncertainty and illiquidity. If these trends continue, we could experience additional other-than-temporary impairment on these investment securities in the future, which could result in significant losses. Furthermore, deterioration in the financial condition of mortgage insurers or other parties that provide credit support for the private-label MBS has adversely affected, and may continue to adversely affect, the value of these securities.

As described in Critical Accounting Policies and Estimates on page 64, other than temporary impairment assessment is a subjective and complex assessment by management. We incurred credit related impairment charges of $379 million and deferred non-credit related impairment to AOCI of $1.009 billion for MBS that management determined were other-than-temporarily impaired as of September 30, 2009. If loan credit performance of our private-label MBS deteriorates beyond the forecasted assumptions concerning loan default rates, loss severities, prepayment speeds and delinquencies, we may recognize additional credit losses and reductions to other comprehensive loss. For example, under a scenario with more stressful housing price assumptions that is more fully described under Critical Accounting Policies and Estimates on page 64, including house prices that were 5% lower at the trough, our credit-related OTTI charges would have increased by $121 million for the quarter ending September 30, 2009 from $169 million to $290 million. As of September 30, 2009, we held $687 million of retained earnings.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Glossary of Terms

Advances: Secured loans to members

ABS: Asset-backed-securities

AFS: Available-for-sale securities

Agency MBS: Mortgage-backed securities issued by, or comprised of mortgage loans guaranteed by, Fannie Mae or Freddie Mac.

Agent Fees: Loan origination fees we may pay/receive to/from PFIs for the origination of MPF Loans as our agent.

AHP: Affordable Housing Program

Acquired Member Assets (AMA): Assets that an FHLB may acquire from or through FHLB System members or housing associates by means of either a purchase or a funding transaction.

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

CFI: Community Financial Institution – Defined as FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA. The average total assets for calendar year-ends 2006-2008 must be $1 billion or less ($625 million for 2005-2007 and $599 million for 2004-2006).

CMBS: Commercial mortgage backed securities

Conforming mortgage loans: Loans that meet Fannie Mae’s or Freddie Mac’s original loan amount limits and underwriting guides. Nonconforming mortgage loans are mortgage loans that do not meet these requirements.

Consolidated Obligations: FHLB debt instruments which are the joint and several liability of all FHLBs; issued by the Office of Finance.

Core Based Statistical Areas (CBSA): Refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people.

Delivery Commitment: Mandatory commitment of the PFI to sell or originate eligible mortgage loans.

Deputy Director: Deputy Director, Division of FHLB Regulation of the FHFA

Designated Amount: A percentage of the outstanding principal amount of the subordinated notes we are allowed to include in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities and unsecured credit.

Discount notes: Consolidated obligation discount notes

Fannie Mae: Federal National Mortgage Association

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

FFELP: Federal Family Education Loan Program

FHA: Federal Housing Administration

FHFA: Federal Housing Finance Agency – The Housing and Economic Recovery Act of 2008 enacted on July 30, 2008 created the Federal Housing Finance Agency which became the new regulator of the FHLBs.

FHLB Act: The Federal Home Loan Bank Act of 1932, as amended

FHLBs: The 12 Federal Home Loan Banks or subset thereof

FHLB System: The 12 FHLBs and the Office of Finance

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

Freddie Mac: Federal Home Loan Mortgage Corporation

GAAP: Generally accepted accounting principles in the United States of America

Ginnie Mae: Government National Mortgage Association

GLB Act: Gramm-Leach-Bliley Act of 1999

Governance Committee: FHLB System OTTI governance committee formed by the FHLBs with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used to generate cash flow projections, which are used in analyzing credit losses and determining OTTI for private-label MBS.

GSE: Government sponsored enterprise

Housing Act: Housing and Economic Recovery Act of 2008, enacted July 30, 2008

HUD: Department of Housing and Urban Development

HTM: Held-to-maturity securities

LIBOR: London Interbank Offered Rate

LTV: Loan-to-value ratio

MBS: Mortgage-Backed Security

MBS Pricing Governance Committee: FHLB System governance committee formed to achieve consistency in the valuation of private-label MBS.

MI: Mortgage Insurance

Moody’s: Moody’s Investors Service

MPF®: Mortgage Partnership Finance

MPF Banks: FHLBs that participate in the MPF program

MPF Guides: MPF Origination Guide and MPF Servicing Guide

MPF Impaired Loans: An individual loan in which it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

MPF Program: A secondary mortgage market structure that provides funding to FHLB members that are PFIs through the purchase or funding by an FHLB of MPF Loans.

MPF Provider: The Federal Home Loan Bank of Chicago, in its role of providing programmatic and operational support to the MPF Banks and their PFIs.

MPF Shared Funding® program: A program to provide a platform to allow mortgage loans to be sold through the MPF Program system to a third party-sponsored trust and “pooled” into securities.

MPF Xtra™ product: The MPF Program product under which we acquire MPF Loans from PFIs without any CEP Amount and concurrently resell them to Fannie Mae.

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

PMI: Primary mortgage insurance

REFCORP: Resolution Funding Corporation

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Regulatory Capital: Regulatory capital stock plus retained earnings.

Regulatory Capital Ratio: Regulatory capital plus Designated Amount of subordinated notes divided by total period-end assets.

Regulatory Capital Stock: The sum of the paid-in value of capital stock and mandatorily redeemable capital stock.

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

SMI: Supplemental mortgage insurance

SPE: Special Purpose Entity

TLGP: The FDIC’s Temporary Liquidity Guarantee Program.

TVA: Tennessee Valley Authority

VA: Department of Veteran’s Affairs

Voluntary Capital Stock: Capital stock held by members in excess of their statutory requirement.

Voluntary Capital Stock Ratio: Voluntary capital stock divided by regulatory capital.

Federal Home Loan Bank of Chicago

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Chicago

/s/ Matthew R. Feldman
	By:	Matthew R. Feldman
	Title:	President and Chief Executive Officer
Date: November 12, 2009	(Principal Executive Officer)

/s/ Roger D. Lundstrom
	By:	Roger D. Lundstrom
	Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date: November 12, 2009	(Principal Financial Officer and Principal Accounting Officer)

S-1