Form 10-Q/A
period 2009-03-31
Federal Home Loan Bank of Chicago
filed 2010-02-16
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Federal Home Loan Bank of Chicago

Explanatory Note

The Federal Home Loan Bank of Chicago is filing this Form 10-Q/A for the quarter ended March 31, 2009 to reflect the restatement of our Condensed Statement of Cash Flows for the three months ended March 31, 2009. Management became aware of calculation errors in the cash flows from certain derivative and investment activities in the Condensed Statements of Cash Flows which led to an understatement of “Net cash provided by operating activities” of $19 million, an understatement of “Net cash provided by investing activities” of $6 million, and an understatement of “Net cash used in financing activities” of $25 million for the three months ended March 31, 2009. The restatement does not affect the “Net increase (decrease) in cash and due from banks” and has no impact on our Statement of Condition, Statement of Income and Statement of Capital as presented in the Form 10-Q for the quarter ended March 31, 2009. See the Restatement Note to the Financial Statements for further information related to the restatement.

We have performed a review of subsequent events through February 16, 2010, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required the recognition or disclosure in our financial statements. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 19, 2009. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements (unaudited)

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding & Capital Resources – Liquidity and Funding – Sources of Funding

•	Part I – Item 4T – Controls and Procedures

•	Part II – Item 6 – Exhibits

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$1,120	$130
Federal Funds sold and securities purchased under agreement to resell	3,010	1,580
Investment securities -
Trading ($31 and $761 pledged)	1,032	866
Available-for-sale ($723 and $546 pledged)	2,434	2,142
Held-to-maturity[1] ($1,398 and $995 pledged)	14,596	16,595
Advances ($0 and $201 carried at fair value option)	31,197	38,140
MPF Loans held in portfolio, net of allowance for loan losses ($8 and $5)	29,825	32,087
Accrued interest receivable	317	367
Derivative assets	67	102
Software and equipment, net	26	26
Other assets	126	94

Total Assets	$83,750	$92,129

Liabilities and Capital
Liabilities
Deposits -
Interest bearing ($7 and $9 from other FHLBs)	$938	$602
Non-interest bearing	414	155

Total deposits	1,352	757

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes	31,195	29,466
Bonds	44,967	55,305

Total consolidated obligations, net	76,162	84,771

Accrued interest payable	609	567
Mandatorily redeemable capital stock	409	401
Derivative liabilities	972	1,067
Affordable Housing Program assessment payable	19	23
Resolution Funding Corporation assessment payable	-	-
Other liabilities	575	56
Subordinated notes	1,000	1,000

Total Liabilities	82,298	89,842

Commitments and contingencies (Note 15)

Capital
Capital stock - putable ($100 par value per share) issued and outstanding shares - 24 million shares for both periods	2,355	2,386
Retained earnings	734	540
Accumulated other comprehensive income (loss)	(1,637)	(639)

Total Capital	1,452	2,287

Total Liabilities and Capital	$83,750	$92,129

[1]	Fair values of held-to maturity securities: $14,625 and $15,728 at March 31, 2009 and December 31, 2008.

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

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)

(In millions)

	Three months ended March 31,	2009 As Restated	2008
Operating Activities	Net cash provided by (used in) operating activities	$123	$261

Investing Activities	Net change in Federal Funds sold and securities purchased under agreements to resell	(1,430)	3,387
	Net change in advances	6,866	(2,212)
	MPF Loans -
	Principal collected	2,231	1,434
	Purchases, incl. $0 and $(9) from other FHLBs	(4)	(1,198)
	Trading securities -
	Proceeds from maturities, sales and paydowns	2	2
	Purchases	(175)	(20)
	Held-to-maturity (HTM) securities -
	Net proceeds from maturities and purchases on short-term HTM securities [1]	404	1,409
	Proceeds from maturities on longer-term HTM securities [2]	651	176
	Purchases on longer-term HTM securities [2]	(10)	(1,114)
	Available-for-sale (AFS) securities -
	Proceeds from maturities and sales	437	436
	Purchases	(220)	-
	Proceeds from sale of foreclosed assets	13	7
	Capital expenditures for software and equipment	(2)	(1)

	Net cash provided by (used in) investing activities	8,763	2,306

Financing	Net change in deposits, incl. $(2) and $(1) from other FHLBs	594	214
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	177,653	371,185
	Bonds	160	12,144
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(175,915)	(375,635)
	Bonds, incl. $112 and $0 transferred to other FHLBs	(10,322)	(10,491)
	Net proceeds (payments) on derivative contracts with financing element	(43)	-
	Proceeds from issuance of capital stock	62	24
	Redemptions of mandatorily redeemable capital stock	(85)	(6)

	Net cash provided by (used in) financing activities	(7,896)	(2,565)

	Net increase (decrease) in cash and due from banks	990	2
	Cash and due from banks at beginning of year	130	17

	Cash and due from banks at end of year	$1,120	$19

Supplemental	Interest paid	$662	$783
Disclosures	Affordable Housing Program assessments paid	4	5
	Resolution Funding Corporation assessments paid	-	10
	Capital stock reclassed to mandatorily redeemable capital stock	93	160
	Transfer of MPF Loans to real estate owned	22	14
[1]	Short-term HTM securities consist of commercial paper that has a maturity of less than 90 days when purchased.
[2]	Longer-term HTM securities consist of securities with maturities of 90 days or more.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Restatement Note

Subsequent to filing our Form 10-Q for the quarter ended September 30, 2009, and as a result of ongoing enhancement to our Statement of Cash Flow preparation process, management became aware of calculation errors in the cash flows from certain derivative and investment activities which led to the misclassification of certain items on our Condensed Statement of Cash Flows for the period. Following review and analysis, it was determined that cash provided by operating activities was understated, cash provided by investing activities was understated, and cash used in financing activities was understated due to the incorrect classification of the above errors. Therefore, we restated the following components of our Statement of Cash Flows for the three months ended March 31, 2009:

For the three months ended March 31, 2009	As Reported	As Restated
Net cash provided by (used in) operating activities	$104	$123

Net cash provided by (used in) investing activities
Net change in advances	6,864	6,866
Net proceeds from maturities and purchases on short-term HTM securities	414	404
Proceeds from maturities on longer-term HTM securities	645	651
Proceeds from maturities and sales of AFS securities	429	437

Net cash provided by (used in) financing activities
Payments for maturing and retiring consolidated obligations bonds, incl. $112 transferred to other FHLBs	(10,315)	(10,322)
Net proceeds (payments) on derivative contracts with financing element	(25)	(43)

Supplemental Disclosures
Interest paid	667	662

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity & Funding

Sources of Funding

During the reporting period ending March 31, 2009 our operating activities provided net cash flows of $123 million compared to $261 million provided during the reporting period ending March 31, 2008. The net cash flows provided were positive in spite of the fact we had a net loss of $39 million and $78 million for the period ending March 31, 2009 and 2008 respectively, because a significant amount of our losses, such as OTTI charges, represent non-cash items. For the period ending March 31, 2009, our net cash provided by investing activities of $8.8 billion reflects the decline in outstanding advances for the quarter and pay downs related to MPF Loans offset by an increase in purchase of trading securities and available-for-sale investment securities. Our net cash used in financing activities of $7.9 billion highlights our ongoing shift from longer term consolidated obligation bonds to shorter term discount notes resulting from the increased cost of issuing longer term debt in the distressed economic environment experienced during the quarter.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the Evaluation Date). The evaluation of our disclosure controls and procedures by our principal executive officer and principal financial officer included consideration of the restatement described in the “Restatement Note” to the Financial Statements of this Form 10-Q/A, where we restated our Condensed Statement of Cash Flows for the three months ended March 31, 2009. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer concluded as of the Evaluation Date that the disclosure controls and procedures were not effective to ensure that such that information relating to us that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this material weakness, our management has concluded, based on the supplemental procedures performed to prepare the restated Condensed Statement of Cash Flows and reliance on existing controls not impacted by this material weakness, that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations, capital position and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except for the remediation of the material weakness noted below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the first quarter of 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2009, we did not maintain effective controls over the preparation and review of our Condensed Statement of Cash Flows. This control deficiency resulted in an error in our Condensed Statement of Cash Flows as originally reported, which in turn required a restatement of our Condensed Statement of Cash Flows for the three months ended March 31, 2009. Specifically, we did not maintain effective control over the calculation and presentation of cash flows from certain derivative and investment activities which led to the misclassification of cash flows between Operating Activities, Investing Activities, and Financing Activities in the Condensed Statement of Cash Flows for the three months ended March 31, 2009. Accordingly, our management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of March 31, 2009.

Remediation of Material Weakness

Management has taken steps to remediate the material weakness noted above. Controls over the preparation of the Statement of Cash Flows have been enhanced through the implementation of improved procedural and review controls. Management believes that this material weakness has been fully remediated as of December 31, 2009.

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

System: The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks and the Office of Finance

VA: Department of Veteran’s Affairs

Voluntary Capital Stock: Capital stock held by members in excess of their statutory requirement

Voluntary Capital Stock Ratio: Voluntary capital stock divided by regulatory capital

Federal Home Loan Bank of Chicago

(Dollar in millions except per share amounts unless otherwise indicated)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Chicago

/s/ Matthew R. Feldman
	By:	Matthew R. Feldman
	Title:	President and Chief Executive Officer
Date: February 16, 2010	(Principal Executive Officer)

/s/ Roger D. Lundstrom
	By:	Roger D. Lundstrom
	Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date: February 16, 2010	(Principal Financial Officer and Principal Accounting Officer)

S-1