Form 10-Q/A
period 2009-06-30
Federal Home Loan Bank of Chicago
filed 2010-02-16
CIK 1331451

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

Federal Home Loan Bank of Chicago

Explanatory Note

The Federal Home Loan Bank of Chicago is filing this Form 10-Q/A for the quarter ended June 30, 2009 to reflect the restatement of our Condensed Statement of Cash Flows for the six months ended June 30, 2009. Management became aware of calculation errors in the cash flows from certain derivative and investment activities in the Condensed Statements of Cash Flows which led to an overstatement of “Net cash provided by operating activities” of $274 million, an understatement of “Net cash provided by investing activities” of $282 million, and an understatement of “Net cash used in financing activities” of $8 million for the six months ended June 30, 2009. The restatement does not affect the “Net increase (decrease) in cash and due from banks” and has no impact on our Statement of Condition, Statement of Income and Statement of Capital as presented in the Form 10-Q for the quarter ended June 30, 2009. See the Restatement Note to the Financial Statements for further information related to the restatement.

We have performed a review of subsequent events through February 16, 2010, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required the recognition or disclosure in our financial statements. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 12, 2009. The following items have been amended as a result of the restatement:

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

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)

(In millions)

	Six months ended June 30,	2009 As Restated	2008
Operating Activities	Net cash provided by (used in) operating activities	$(68)	$(101)

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(7,210)	3,021
Activities	Net change in advances	10,752	(4,432)
	MPF Loans -
	Principal collected	5,023	2,989
	Purchases, incl. $0 and $(9) from other FHLBs	(15)	(2,148)
	Trading securities -
	Proceeds from maturities, sales and paydowns	303	6
	Purchases	(1,106)	(20)
	Held-to-maturity (HTM) securities -
	Net proceeds from maturities and purchases on short-term HTM securities [1]	305	(1,036)
	Proceeds from maturities on longer-term HTM securities [2]	1,512	741
	Purchases of longer-term HTM securities [2]	(12)	(3,274)
	Available-for-sale (AFS) securities -
	Proceeds from maturities and sales	645	448
	Purchases	(7,778)	(267)
	Proceeds from sale of foreclosed assets	26	18
	Capital expenditures for software and equipment	(4)	(3)

	Net cash provided by (used in) investing activities	2,441	(3,957)

Financing	Net change in deposits, incl. $(1) and $(2) from other FHLBs	428	(314)
Activities	Net proceeds from issuance of consolidated obligations -
	Discount notes	453,155	714,170
	Bonds	3,708	21,041
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(442,334)	(713,801)
	Bonds, incl. $(112) and $0 transferred to other FHLBs	(17,411)	(17,082)
	Net proceeds (payments) on derivative contracts with financing element	(44)	-
	Proceeds from issuance of capital stock	100	52
	Redemptions of mandatorily redeemable capital stock	(86)	(7)

	Net cash provided by (used in) financing activities	(2,484)	4,059

	Net increase (decrease) in cash and due from banks	(111)	1
	Cash and due from banks at beginning of year	130	17

	Cash and due from banks at end of year	$19	$18

Supplemental	Interest paid	$1,386	$1,826
Disclosures	Affordable Housing Program assessments paid	7	11
	Resolution Funding Corporation assessments paid	-	10
	Capital stock reclassed to mandatorily redeemable capital stock	111	165
	Transfer of MPF Loans to real estate owned	45	31
[1]	Short-term HTM securities consist of commercial paper that has a maturity of less than 90 days when purchased.
[2]	Longer-term HTM securities consist of securities with maturities of 90 days or more.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Restatement Note

Subsequent to filing our Form 10-Q for the quarter ended September 30, 2009, and as a result of ongoing enhancement to our Statement of Cash Flow preparation process, management became aware of calculation errors in the cash flows from certain derivative and investment activities which led to the misclassification of certain items on our Condensed Statement of Cash Flows for the period. Following review and analysis, it was determined that cash provided by operating activities was overstated, cash provided by investing activities was understated, and cash used in financing activities was understated due to the incorrect classification of the above errors. Therefore, we restated the following components of our Statement of Cash Flows for the six months ended June 30, 2009:

For the six months ended June 30, 2009	As Reported	As Restated
Net cash provided by (used in) operating activities	$206	$(68)

Net cash provided by (used in) investing activities
Net change in advances	10,754	10,752
Purchases of trading securities	(1,101)	(1,106)
Net proceeds from maturities and purchases on short-term
HTM securities	300	305
Proceeds from maturities on longer-term HTM securities	1,720	1,512
Proceeds from maturities and sales of AFS securities	636	645
Purchases of AFS securities	(8,261)	(7,778)

Net cash provided by (used in) financing activities
Net proceeds from issuance of consolidated obligations discount notes	453,166	453,155
Payments for maturing and retiring consolidated obligations bonds, incl. $(112) transferred to other FHLBs	(17,414)	(17,411)

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity & Funding

Sources of Funding

During the six months ending June 30, 2009 our operating activities required a net use of cash of $68 million compared to a use of cash of $101 million during the first half of 2008. The 2009 net use of cash as compared to 2009 year-to-date net income was primarily due to year to date payments of accrued interest payable of $212 million offset by the receipt of accrued interest receivable and net noncash adjustments to operating activities of $81 million. The 2008 net use of cash was less than the 2008 year to date net loss due in part to the losses attributable to non-cash credit-related OTTI charges.

For the six month period ending June 30, 2009, our net cash provided by investing activities was $2.4 billion. Net cash provided by investing activities primarily relate to a $10.8 billion decline in outstanding advances and approximately $5.0 billion in mortgage-related asset pay downs. We believe that the decrease in outstanding assets reflects members’ reduced borrowing needs resulting from the availability of liquidity through various federal government funding programs, an increase in deposits for many of our members, and the state of the economy. While members across our district have experienced reduced demand, the reduction in advances was concentrated in two large institutions. We believe the increase in pay downs on mortgage-related assets relate to prepayments by debtors refinancing in the lower interest rate environment experienced during the period. Offsetting the net cash provided from advances and mortgage-related assets were purchases of replacement investments, which primarily consisted of available-for-sale securities totaling $7.8 billion and trading securities of $1.1 billion, in addition to more liquid investments such as fed funds and securities purchased under resale agreements.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the Evaluation Date). The evaluation of our disclosure controls and procedures by our principal executive officer and principal financial officer included consideration of the restatement described in the “Restatement Note” to the Financial Statements of this Form 10-Q/A, where we restated our Condensed Statement of Cash Flows for the six months ended June 30, 2009. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer concluded as of the Evaluation Date that the disclosure controls and procedures were not effective to ensure that such that information relating to us that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this material weakness, our management has concluded, based on the supplemental procedures performed to prepare the restated Condensed Statement of Cash Flows and reliance on existing controls not impacted by this material weakness, that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations, capital position and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except for the remediation of the material weakness noted below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the second quarter of 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2009, we did not maintain effective controls over the preparation and review of our Condensed

Statement of Cash Flows. This control deficiency resulted in an error in our Condensed Statement of Cash Flows as originally reported, which in turn required a restatement of our Condensed Statement of Cash Flows for the six months ended June 30, 2009. Specifically, we did not maintain effective control over the calculation and presentation of cash flows from certain derivative and investment activities which led to the misclassification of cash flows between Operating Activities, Investing Activities, and Financing Activities in the Condensed Statement of Cash Flows for the six months ended June 30, 2009. Accordingly, our management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of June 30, 2009.

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

System: The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks and the Office of Finance

VA: Department of Veteran’s Affairs

Voluntary Capital Stock: Capital stock held by members in excess of their statutory requirement

Voluntary Capital Stock Ratio: Voluntary capital stock divided by regulatory capital

Federal Home Loan Bank of Chicago

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

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