Form 10-Q/A
period 2009-09-30
Federal Home Loan Bank of Chicago
filed 2010-02-16
CIK 1331451

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

Federal Home Loan Bank of Chicago

Explanatory Note

The Federal Home Loan Bank of Chicago is filing this Form 10-Q/A for the quarter ended September 30, 2009 to reflect the restatement of our Condensed Statement of Cash Flows for the nine months ended September 30, 2009. Management became aware of calculation errors in the cash flows from certain derivative and investment activities in the Condensed Statements of Cash Flows which led to an overstatement of “Net cash provided by operating activities” and an understatement of “Net cash provided by investing activities,” each in the amount of $349 million, for the nine months ended September 30, 2009. The restatement does not affect the “Net increase (decrease) in cash and due from banks” and has no impact on the Bank’s Statement of Condition, Statement of Income and Statement of Capital as presented in the Form 10-Q for the quarter ended September 30, 2009. See the Restatement Note to the Financial Statements for further information related to the restatement.

We have performed a review of subsequent events through February 16, 2010, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required the recognition or disclosure in our financial statements. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 12, 2009. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements and Notes (unaudited)

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Funding & Capital Resources – Liquidity and Funding – Sources of Funding

•	Part I – Item 4T – Controls and Procedures

•	Part II – Item 6 – Exhibits

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements and Notes (unaudited)

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	September 30, 2009	December 31, 2008
Cash and due from banks	$939	$130
Federal Funds sold and securities purchased under agreement to resell	4,545	1,580
Investment securities -
Trading ($82 and $761 pledged)	1,529	866
Available-for-sale ($750 and $546 pledged)	15,947	2,142
Held-to-maturity [1] ($1,387 and $995 pledged)	12,881	16,595

Total investment securities	30,357	19,603

Advances ($0 and $201 carried at fair value option)	25,457	38,140
MPF Loans held in portfolio, net of allowance for credit losses ($9 and $5)	25,156	32,087
Accrued interest receivable	262	367
Derivative assets	29	102
Software and equipment, net	24	26
Other assets	134	94

Total assets	$86,903	$92,129

Deposits -
Interest bearing ($8 and $9 from other FHLBs)	$829	$602
Non-interest bearing	110	155

Total deposits	939	757

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	31,367	29,466
Bonds ($3,655 and $0 carried at fair value option)	47,191	55,305

Total consolidated obligations, net	78,558	84,771

Accrued interest payable	507	567
Mandatorily redeemable capital stock	435	401
Derivative liabilities	975	1,067
Affordable Housing Program assessment payable	16	23
Resolution Funding Corporation assessment payable	-	-
Investment securities traded but not yet settled	1,100	-
Other liabilities	67	56
Subordinated notes	1,000	1,000

Total liabilities	84,797	89,842

Commitments and contingencies (Note 15)

Capital stock - putable ($100 par value per share) issued and outstanding shares - 24 million shares for both periods	2,364	2,386
Retained earnings	687	540
Accumulated other comprehensive income (loss)	(945)	(639)

Total capital	2,106	2,287

Total liabilities and capital	$86,903	$92,129

[1]	Fair values of held-to-maturity securities: $13,522 and $15,728 at September 30, 2009 and December 31, 2008.

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

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)

(In millions)

	Nine months ended September 30,	2009 As Restated	2008
Operating	Net cash provided by (used in) operating activities	$99	$(69)

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(2,965)	9,736
	Net change in advances	12,481	(5,247)
	MPF Loans -
	Principal collected	6,844	4,082
	Purchases, incl. $0 and $(9) from other FHLBs	(27)	(2,313)
	Trading securities -
	Proceeds from maturities, sales and paydowns	430	31
	Purchases	(1,106)	(825)
	Held-to-maturity (HTM) securities -
	Net proceeds from maturities and purchases on short-term HTM securities [1]	248	454
	Proceeds from maturities on longer-term HTM securities [2]	2,395	1,139
	Purchases of longer-term HTM securities [2]	(14)	(7,761)
	Available-for-sale (AFS) securities -
	Proceeds from maturities and sales	998	498
	Purchases	(13,026)	(781)
	Proceeds from sale of foreclosed assets	37	31
	Capital expenditures for software and equipment	(7)	(5)

	Net cash provided by (used in) investing activities	6,288	(961)

Financing	Net change in deposits, incl. $(1) and $5 from other FHLBs	182	(26)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	817,081	1,046,932
	Bonds	12,079	22,684
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(815,186)	(1,046,786)
	Bonds, incl. $(110) and $(116) transferred to other FHLBs	(19,689)	(20,484)
	Net proceeds (payments) on derivative contracts with financing element	(57)	120
	Proceeds from issuance of capital stock	101	65
	Redemptions of mandatorily redeemable capital stock	(89)	(9)

	Net cash provided by (used in) financing activities	(5,578)	2,496

	Net increase (decrease) in cash and due from banks	809	1,466
	Cash and due from banks at beginning of year	130	17

	Cash and due from banks at end of year	$939	$1,483

Supplemental	Interest paid	$1,757	$2,592
	Affordable Housing Program assessments paid	8	16
	Resolution Funding Corporation assessments paid	16	10
	Capital stock reclassed to mandatorily redeemable capital stock	123	165
	Transfer of MPF Loans to real estate owned	68	43
[1]	Short-term HTM securities consist of commercial paper that has a maturity of less than 90 days when purchased.
[2]	Longer-term HTM securities consist of securities with maturities of 90 days or more.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Restatement Note

Subsequent to filing our Form 10-Q for the quarter ended September 30, 2009, and as a result of ongoing enhancement to our Statement of Cash Flow preparation process, management became aware of calculation errors in the cash flows from certain derivative and investment activities which led to the misclassification of certain items on our Condensed Statement of Cash Flows for the period. Following review and analysis, it was determined that cash provided by operating activities was overstated, and cash provided by investing activities was understated due to the incorrect classification of the above errors. Therefore, we restated the following components of our Statement of Cash Flows for the nine months ended September 30, 2009:

For the nine months ended September 30, 2009	As Reported	As Restated
Net cash provided by (used in) operating activities	$448	$99

Net cash provided by (used in) investing activities
Net change in advances	12,480	12,481
Purchases of trading securities	(1,101)	(1,106)
Proceeds from maturities on longer-term HTM securities	2,704	2,395
Proceeds from maturities and sales of AFS securities	976	998
Purchases of AFS securities	(13,666)	(13,026)

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

Liquidity & Funding

Sources of Funding

During the nine months ending September 30, 2009 our operating activities provided net cash flows of $99 million compared to a use of cash of $69 million during 2008. The net cash flows provided exceeded year-to-date net income due in part to the losses attributable to non-cash credit-related OTTI charges.

For the nine month period ending September 30, 2009, our net cash provided by investing activities was $6.3 billion. Net cash provided by investing activities primarily relate to a $12.5 billion net change in advances and approximately $6.8 billion in mortgage-related asset pay downs. Members continue to report that they are experiencing lower loan demand in their markets and lower liquidity needs due to a high level of deposits and, in some cases, access to government programs. While members across our district have experienced reduced demand, the reduction in advances was concentrated in three large institutions.

We believe the increase in pay downs on mortgage-related assets relate to prepayments by debtors refinancing in the lower interest rate environment experienced during the period. Offsetting the net cash provided from advances and mortgage-related assets were purchases of replacement investments, which primarily consisted of available-for-sale securities totaling $13.0 billion and trading securities of $1.1 billion, in addition to more liquid investments such as Federal Funds and securities purchased under agreements to resell.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the Evaluation Date). The evaluation of our disclosure controls and procedures by our principal executive officer and principal financial officer included consideration of the restatement described in the “Restatement Note” to the Financial Statements of this Form 10-Q/A, where we restated our Condensed Statement of Cash Flows for the nine months ended September 30, 2009. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer concluded as of the Evaluation Date that the disclosure controls and procedures were not effective to ensure that such that information relating to us that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding this material weakness, our management has concluded, based on the supplemental procedures performed to prepare the restated Condensed Statement of Cash Flows and reliance on existing controls not impacted by this material weakness, that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations, capital position and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except for the remediation of the material weakness noted below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the third quarter of 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2009, we did not maintain effective controls over the preparation and review of our

Condensed Statement of Cash Flows. This control deficiency resulted in an error in our Condensed Statement of Cash Flows as originally reported, which in turn required a restatement of our Condensed Statement of Cash Flows for the nine months ended September 30, 2009. Specifically, we did not maintain effective control over the calculation and presentation of cash flows from certain derivative and investment activities which led to the misclassification of cash flows primarily between Operating Activities and Investing Activities in the Condensed Statement of Cash Flows for the nine months ended September 30, 2009. Accordingly, our management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of September 30, 2009.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 to be signed on its behalf by the undersigned thereunto duly authorized.

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