Form 10-K
period 2009-12-31
Federal Home Loan Bank of Chicago
filed 2010-03-18
CIK 1331451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-51401

FEDERAL HOME LOAN BANK OF CHICAGO

(Exact name of registrant as specified in its charter)

Federally chartered corporation	36-6001019

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Chicago, IL	60601

(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐              Accelerated Filer ☐              Non-accelerated Filer ☒               Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate par value of capital stock held by non-affiliates of the registrant was approximately $2,375,518,701 as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009. The registrant’s capital stock is not publicly traded, so there is no market value.

There were 27,966,624 shares of registrant’s capital stock outstanding as of February 28, 2010.

FEDERAL HOME LOAN BANK OF CHICAGO

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART I

Item 1.	Business.

Where to Find More Information

The Federal Home Loan Bank of Chicago 1 maintains a website located at www.fhlbc.com where we make available our financial statements and other information regarding the Bank free of charge. We are required to file with the Securities and Exchange Commission (SEC) an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website that contains these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. Information on these websites, or that can be accessed through these websites, does not constitute a part of this annual report.

A Glossary of Key Terms can be found on page 117 of this annual report on Form 10-K.

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

As a cooperative, we do business with our members and, under limited circumstances, our former members. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit

[1]	Unless otherwise specified, references to we, us, our and the Bank are to the Federal Home Loan Bank of Chicago.

unions, and community development financial institutions located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership; our capital stock is not publicly traded.

We entered into a Consent Cease and Desist Order with the Finance Board on October 10, 2007 and an amendment thereto as of July 24, 2008 (collectively, the C&D Order). For information regarding regulatory actions, see Regulatory Oversight on page 15.

As of December 31, 2009, we had 320 full time and 9 part time employees.

Mission Statement

Our mission is to deliver value to our members, and promote and support their growth and success, by providing:

•	highly reliable liquidity;

•	secured advances, wholesale mortgage financing, and other products and services designed to meet members’ needs; and

•	direct financial support for members’ affordable housing and community investment programs.

Business Overview

We provide credit to members principally in the form of secured loans, called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF) Program 2.

Our primary funding source is proceeds from the sale to the public of FHLB debt instruments (consolidated obligations) which are, under the FHLB Act, the joint and several liability of all the FHLBs. Consolidated obligations are not obligations of the United States government, and the United States government does not guarantee them. Additional funds are provided by deposits, other borrowings, and the issuance of capital stock. We also provide members and non-members with correspondent services such as safekeeping, wire transfers, and cash management.

[2]	“Mortgage Partnership Finance”, “MPF”, “MPF Shared Funding”, “eMPF”, “MPF Xtra”, and “Downpayment Plus” are registered trademarks of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table shows the geographic locations of our members by type of institution:

	December 31, 2009				December 31, 2008
	Number of Institutions			Percent of Total	Number of Institutions			Percent of Total
	Illinois	Wisconsin	Total		Illinois	Wisconsin	Total
Commercial banks	412	213	625	79%	434	215	649	80%
Thrifts	84	34	118	15%	85	34	119	15%
Credit unions	15	20	35	4%	16	21	37	5%
Insurance companies	10	4	14	2%	9	2	11	0%

Total	521	271	792	100%	544	272	816	100%

The following table shows the concentration of our members by asset size:

December 31,	2009	2008
Member Asset Size:
Less than $100 million	33%	34%
$100 million to $1 billion	59%	59%
Excess of $1 billion	8%	7%

Total	100%	100%

In 2009, our total number of member institutions declined by 24 financial institutions, primarily as a result of 19 members being placed into receivership with the Federal Deposit Insurance Corporation (FDIC) by their regulator. We terminated the membership of ten members as seven members merged with members within our district and three members merged with financial institutions outside our district. Six members withdrew from membership in 2009 while we added 10 new members and one member rescinded its 2008 withdrawal request during the year.

The following table shows by type of institution the outstanding advances and capital stock holdings of our members and 37 former members. The former members have withdrawn from membership or have merged with out-of-district institutions, but continue to hold capital stock. Capital stock may not be redeemed without the approval of our regulator, as discussed below.

	December 31, 2009				December 31, 2008
	Advances		Capital Stock		Advances		Capital Stock
Members
Commercial banks	$ 13,838		$1,480		$19,636		$1,518
Thrifts	5,057		550		7,279		557
Credit unions	552		120		1,144		134
Insurance companies	634		178		2,959		177

Members total	20,081		2,328		31,018		2,386
Former members	3,796		466		6,512		401

Total at par	23,877		2,794		37,530		2,787
Adjustments	271	[1]	(466	) [2]	610	[1]	(401	) [2]

Balance on the statements of condition	$24,148		$2,328		$38,140		$2,386

[1]	Hedging adjustments.
[2]

Represents mandatorily redeemable capital stock classified as a liability. In addition, the FDIC holds $15 million in capital stock for certain members who were placed into receivership and the capital stock was not transferred to another member.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

During 2009, we redeemed $95 million in excess capital stock from 30 members as permitted under the C&D Order, but in accordance with their authority under the C&D Order, the FHFA denied our requests to redeem capital stock in connection with two membership withdrawals or other membership terminations. The remaining financial institutions that withdrew from membership or had their membership terminated did not submit a specific request to have their capital stock redeemed. We cannot predict when we will be permitted to resume capital stock repurchases or redemptions in connection with membership withdrawals or other membership terminations.

From January 1, 2010 through February 28, 2010, we did not receive any notices of out-of-district mergers or notices of intent to withdraw from membership. However during this period, one member was placed into receivership with the FDIC by their regulator. See Risk Factors on page 21.

For a discussion of how regulatory actions affect redemption of our capital stock and may impact future membership trends, see Consent Cease and Desist Order on page 16 and Risk Factors on page 21.

For 2009 and 2008, 84% and 86% of our total membership used one or more of our credit products such as advances or the MPF Program at any point during the year.

Product Offerings

Advances

We provide credit to members principally in the form of secured loans, called advances. Our advances to members:

•	support residential mortgages held in member portfolios;

•	serve as a source of liquidity;

•	serve as a funding source;

•	provide members with asset-liability management capabilities;

•	provide interim funding for those members that choose to sell or securitize their mortgages;

•	support important housing markets, including those focused on very low-, low-, and moderate-income households; and

•	provide funds to member community financial institutions (CFI) for secured loans to small businesses, small farms, small agri-businesses, and community development activities.

We are permitted to make advances to non-member eligible housing associates pursuant to the FHLB Act, if they are mortgagees approved under Title II of the National Housing Act who meet certain other requirements. At December 31, 2009 and 2008, we did not have any advances outstanding to non-member housing associates.

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

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Credit Risk – Advances and Other Member Credit on page 72.

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

•

Other Advances:  (1) Open-line advances are designed to provide flexible funding to meet our members’ daily liquidity needs and may be drawn for one day. These advances are automatically renewed. Rates are set daily after the close of business. (2) Fixed amortizing advances have maturities that range from one year to 15 years, with the principal repaid over the term of the advances monthly, quarterly, or semi-annually.

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

Outlined below is a more detailed description of our mission-related programs that we administer and fund:

•

Affordable Housing Program (AHP) – We offer AHP subsidies in the form of direct grants to members in partnership with community sponsors to stimulate affordable rental and homeownership opportunities for households with incomes at or below 80% of the area’s median income, adjusted for family size. AHP subsidies can be used to fund housing acquisition, rehabilitation, and new construction or to cover down payment and closing costs. See Note 17 – Assessments to the financial statements for details on the accounting for assessments.

We awarded AHP competitive subsidies totaling $8 million for both of the years ended December 31, 2009 and 2008 for projects designed to provide housing to 2,150 and 2,021 households. Amounts accrued, but not awarded, are recorded as a liability on our statements of condition.

The Downpayment Plus® Program (part of the AHP), in partnership with our members, assists primarily first-time home buyers with down payment and closing cost requirements. During the years ended December 31, 2009 and 2008, $4 million were awarded through Downpayment Plus for both years, to assist 1,105 and 1,069 very low-, low-, and moderate-income homebuyers. These amounts were in addition to the AHP competitive subsidies noted above.

By regulation, we are required to allocate 10% of our income before assessments to fund AHP. For the year ended December 31, 2009, we experienced a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed per AHP regulations, our Board of Directors approved a plan to accelerate $5 million in future AHP contributions for use in 2010. We expect to credit the accelerated AHP contribution against future required AHP contributions over a period not to exceed five years.

•

Community Investment Program (CIP)/Community Economic Development Advance (CEDA) Program – We offer two programs where members may apply for advances to support affordable housing development or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, new roads and bridges, agriculture and farm activities, public facilities and infrastructure, and small businesses. For the years ended December 31, 2009 and 2008, we had $1.2 billion and $1.6 billion, respectively, in advances outstanding under the CIP and CEDA programs.

Competition

Demand for our advances is affected by, among other things, the cost of other sources of liquidity available to our members, including our members’ customer deposits. We compete with suppliers of both secured and unsecured wholesale funding. These competitors may include investment banks, commercial banks, and other FHLBs when our members’ affiliated institutions are members of other FHLBs. Under the FHLB Act and FHFA regulations, affiliated institutions in different FHLB districts may be members of different FHLBs.

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

The recent economic recession and disruptions in the financial markets during late 2008 and 2009 have significantly impacted the financial services industry, including our members and us. During 2009, our members reported that they experienced lower loan demands in their markets and lower liquidity needs due to high levels of customer deposits. In addition, our members have had access to an expanded range of temporary liquidity facilities initiated by the U.S. government to support the financial markets, including access to capital through the U.S. Treasury Department’s Troubled Asset Relief Program (TARP), lower cost funding through the FDIC’s Temporary Liquidity Guarantee Program (TLGP), lower interest rates and favorable collateral requirements on Federal Reserve Bank loans, and other alternative means of raising funds through the Federal Reserve’s term auction facility, and commercial paper facility. As the economy recovers, these temporary government programs are curtailed and the Federal Reserve’s low interest-rate environment ends, our competitive environment will continue to be impacted as we work with our members to meet their changing liquidity and term financing needs. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight and short-term Federal Funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions. Our longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, Federal Family Education Loan Program (FFELP) student loan asset backed securities (ABS) as further discussed below in this section, MPF Shared Funding securities, and mortgage-backed securities (MBS) that are issued by GSEs or that carry the highest ratings from Moody’s Investors Service (Moody’s), Standard and Poor’s Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the fair value and ratings of these securities, see Note 7 – Investment Securities to the financial statements. Securities issued by GSEs are not guaranteed by the United States government.

During 2009, we began to actively replace the roll-off of mortgage assets with new investments based on our decision to discontinue acquiring MPF Loans for investment with certain limited exceptions. The FHFA temporarily waived our regulatory investment limitations (discussed below), to permit us to reinvest a portion of the proceeds from prepayments and maturities of our mortgage assets to purchase FFELP student loan ABS that we believe have limited credit and market risk. This temporary investment authority has expired for new investments, but we are permitted to continue to hold existing investments. See Risk Factors on page 21 for a discussion of how these investments may impact our net interest income.

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

•

whole mortgages or other whole loans, other than, (1) those acquired under our MPF Program, (2) certain investments targeted to low-income persons or communities, (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (NRSRO), (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and, (5) certain foreign housing loans authorized under the FHLB Act; and

•	non-United States dollar-denominated securities.

The FHFA’s Financial Management Policy (FMP) also prohibits us from purchasing:

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

The FMP further limits our investment in MBS and related investments by requiring that their total carrying value may not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. We are permitted to include a Designated Amount of the outstanding principal balance of our subordinated notes in the calculation of the limitation as more fully described in Note 16 – Subordinated Notes to the financial statements. However, we are subject to an overall cap, excluding certain Agency MBS as discussed below, under the FMP so that these investments may not exceed $13.563 billion.

The Finance Board adopted a resolution temporarily allowing FHLBs to increase their investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae or Freddie Mac (Agency MBS) by an additional 300% of regulatory capital upon notice and their non-objection. The mortgage loans underlying any securities purchased under this expanded authority, which expires in March 2010, must be originated after January 1, 2008 and conform to standards imposed by the federal banking regulatory agencies’ guidance on non-traditional and subprime mortgage lending. In 2008, we requested and subsequently received regulatory authorization to increase our investments in Agency MBS. With this expanded authority, we increased our outstanding Agency MBS to $17.3 billion as of December 31, 2009 from $13.0 billion as of December 31, 2008. Our total MBS (including Agency MBS) and related investments were $21.7 billion as of December 31, 2009, which were within the limits originally established by the FMP and temporarily modified by the Finance Board resolution as discussed above. Although this additional investment authority expires March 31, 2010, we are permitted to hold these investments until they mature or are sold.

Derivative Activities with Members

We offer smaller members access to the derivatives market by entering into interest rate derivatives directly with them. We will enter into offsetting interest rate derivatives with non-member counterparties in cases where we are not using the interest rate derivatives for our own hedging purposes. See Note 12 – Derivatives and Hedging Activities to the financial statements for a discussion of our use of interest rate derivatives as part of our interest rate risk management and hedging strategies.

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, or other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see Liquidity on page 50.

Standby Letters of Credit

We provide members with standby letters of credit to support their obligations to third parties. Members may use standby letters of credit to facilitate residential housing finance and community lending or for liquidity and asset-liability management purposes. In addition, as allowed by the Housing and Economic Recovery Act of 2008 (Housing Act) on a temporary basis, we now issue standby letters of credit to support tax-exempt non-housing municipal bond issuances. Our underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. For a description of our standby letters of credit see Off-Balance Sheet Arrangements on page 59.

Mortgage Partnership Finance® Program

Introduction

We developed the MPF® Program to allow us to invest in mortgages to help fulfill our housing mission, diversify our assets beyond our traditional advances products, and provide an additional source of liquidity to our members. The MPF Program is a secondary mortgage market structure under which we acquired and funded eligible mortgage loans from or through PFIs, and in some cases, we purchased participations in pools of eligible mortgage loans from other FHLBs (collectively MPF Loans). MPF Loans are conforming conventional and Government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in such mortgage loans.

In 2008, we discontinued acquiring MPF Loans for investment except for immaterial amounts of MPF Loans that primarily support affordable housing and are guaranteed by the Rural Housing Service of the Department of Agriculture (RHS) or insured by the Department of

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Housing and Urban Development (HUD). At that time, we introduced the MPF Xtra® product under which we purchase MPF Loans from PFIs and concurrently sell them to Fannie Mae.

MPF Program Design

We have entered into agreements with other participating FHLBs under which we and they (MPF Banks) acquire MPF Loans from member PFIs and we provide programmatic and operational support in our role as MPF Provider. The MPF Program portfolio products were designed to allocate the risks of MPF Loans among the MPF Banks and PFIs. For MPF Loans held in portfolio, the MPF Banks are responsible for managing the interest rate risk, prepayment risk, and liquidity risk associated with such investment.

In order for conventional MPF Loans to meet the Acquired Member Assets (AMA) regulation requirements, we developed MPF Loan products for sharing the credit risk associated with MPF Loans with PFIs. MPF Government Loans also qualify as AMA and are insured or guaranteed by one of the following government agencies: the Federal Housing Administration (FHA); the Department of Veterans Affairs (VA); RHS; or HUD.

Prior to August 1, 2008, we acquired MPF Loans under five MPF Loan products. Four of these products (Original MPF, MPF 125, MPF Plus, and MPF Government) are closed loan products involving the purchase of loans that have been acquired or have already been closed by the PFI with its own funds, and we continue to acquire immaterial amounts of MPF Loans under the MPF Government product. However, the MPF Loans we previously acquired for our portfolio under the MPF 100 product were table-funded MPF Loans, that is, we provided the funds and are considered the originator of the MPF Loan for accounting purposes since the PFI acted as our agent when originating the MPF Loan.

Under the MPF Xtra product, PFIs sell MPF Loans to us through the MPF Program infrastructure and we concurrently resell those assets to Fannie Mae as a third party investor. Because PFIs are not required to provide a credit enhancement (CE Amount) under the MPF Xtra product, they are not paid credit enhancement fees (CE Fees). MPF Loans sold under the MPF Xtra product are required to meet the eligibility requirements for the MPF Program. Because these MPF Loans are not held on our balance sheet they are not required to satisfy the FHFA regulations that define the acquisition of AMA as a core mission activity of the FHLBs. In addition, PFIs generally retain the right and responsibility for servicing these MPF Loans just as they do for the other MPF products. See Mortgage Standards on page 10 and MPF Servicing on page 13.

In 2009, three MPF Banks began to offer the MPF Xtra product to their PFIs thereby allowing their PFIs to sell us MPF Loans which we concurrently sell to Fannie Mae.

We have entered into a Mortgage Selling and Servicing Contract with Fannie Mae pursuant to which we concurrently sell MPF Loans acquired from PFIs. In connection with each sale, we make certain customary warranties to Fannie Mae regarding the eligibility of the mortgage loans. If an eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase the MPF Loan. Such a breach is normally also a breach of the originating PFI’s representations and warranties under the PFI Agreement or the MPF Origination Guide and MPF Servicing Guide (together, the MPF Guides), and we can require the PFI to repurchase that MPF Loan from us. If the PFI is a member of another MPF Bank, that MPF Bank is obligated to enforce its PFI Agreement for our benefit, which would include enforcing the PFI’s obligation to repurchase MPF Xtra loans that we are required to repurchase from Fannie Mae. Such MPF Bank is obligated to indemnify us for any loss we pay to Fannie Mae that the PFI is obligated to pay and fails to pay due to insolvency.

Under the Mortgage Selling and Servicing Contract with Fannie Mae, we have agreed to be responsible for the servicing of the MPF Loans. The servicing is performed by the PFIs in accordance with their PFI Agreements, which for the MPF Xtra product essentially incorporate Fannie Mae’s Servicing Guide. If a PFI were to breach its servicing obligations with respect to MPF Xtra Loans we have the right to terminate its servicing rights and move the servicing to another qualified PFI and require the breaching PFI to indemnify us for any loss arising from such breach. If the PFI is a member of another MPF Bank, that MPF Bank is obligated to enforce its PFI Agreement for our benefit and to indemnify us for any loss we pay to Fannie Mae that the PFI is obligated to pay and fails to pay due to insolvency.

Though we will receive a fee to compensate us for our contractual obligations to Fannie Mae, the primary purpose of this MPF product is to provide our members with important liquidity for their mortgage loan portfolios and to fulfill our housing finance mission. The MPF Xtra product leverages existing MPF Program systems requiring minimal additional support, and therefore the transaction services fee for these MPF Loans is expected to cover the cost of providing this service to our PFIs.

Participation of other FHLBs

The current MPF Banks are the FHLBs of: Boston, Chicago, Des Moines, New York, Pittsburgh, and Topeka. The FHLB

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

of San Francisco’s and FHLB of Atlanta’s agreements with us were terminated in 2008, although their existing portfolios of MPF Loans continue to pay down.

MPF Banks generally acquire whole loans from their respective PFIs, but may also acquire whole loans from a PFI of another MPF Bank with that MPF Bank’s permission, which is the case for our acquisition of MPF Loans under the MPF Xtra product, or they may acquire participations from another MPF Bank.

In connection with our business strategy to reduce our on-balance sheet MPF Loan portfolio, we ceased purchasing participation interests in MPF Loans from other FHLBs in 2007.

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

We publish and maintain the MPF Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF Loans. We maintain the infrastructure through which MPF Banks may fund or purchase MPF Loans through their PFIs or through which we acquire MPF Loans under the MPF Xtra product. In exchange for making these services available to PFIs of other MPF Banks and to all PFIs that sell MPF Loans under the MPF Xtra product, we receive a fee from the other MPF Banks for loans they acquire and a fee in connection with our purchase and sale of MPF Loans under the MPF Xtra product. We maintain the MPF Program infrastructure for our own portfolio as well as for making the portfolio MPF products available to other MPF Banks and for offering the MPF Xtra product to our own PFIs and those of several MPF Banks.

PFI Eligibility

Members and eligible housing associates may apply to become PFIs of their respective MPF Bank. If a member is an affiliate of a holding company, which has another affiliate that is an active PFI, the member is only eligible to become a PFI if it is a member of the same MPF Bank as the existing PFI. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (PFI Agreement) that provides the terms and conditions for the sale or funding of MPF Loans, including required credit enhancement, and it establishes the terms and conditions for servicing MPF Loans. All of the PFI’s obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the PFI Agreement to request additional collateral to secure the PFI’s obligations.

PFI Responsibilities

For conventional MPF Loan products excluding the MPF Xtra product, PFIs assume or retain a portion of the credit risk on the MPF Loans acquired by an MPF Bank by providing credit enhancement through the CE Amount which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). The PFI’s CE Amount covers losses for MPF Loans under a master commitment in excess of the MPF Bank’s first loss account (FLA). The FLA is a memo account used to track the MPF Bank’s exposure to losses until the CE Amount is available to cover losses. PFIs are paid a CE Fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance-based. See MPF Loans Credit Enhancement Structure for a detailed discussion of the credit enhancement and risk sharing arrangements for the portfolio conventional MPF products on page 75.

PFIs are required to comply with the MPF Program policies contained in the MPF Guides which include: eligibility requirements for PFIs, anti-predatory lending policies, loan eligibility, underwriting requirements, loan documentation, and custodian requirements. The MPF Guides also detail the PFI’s servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

In addition, the MPF Guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF Program requirements.

Mortgage Standards

PFIs are required to deliver mortgage loans that meet the underwriting and eligibility requirements in the MPF Guides, which previously had been amended for certain PFIs by waivers that exempt a PFI from complying with specified provisions of the MPF Guides. The underwriting and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

eligibility guidelines in the MPF Guides applicable to the conventional MPF Loans in our portfolio are broadly summarized as follows:

•

Mortgage characteristics.  MPF Loans must be qualifying 5-year to 30-year conforming conventional, fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single-unit second homes. MPF Loans may not exceed conforming loan size limits in effect at the time they are acquired.

•

Loan-to-Value Ratio and Primary Mortgage Insurance.  The maximum loan-to-value ratio (LTV) for conventional MPF Loans was 95%, though AHP mortgage loans may have LTVs up to 100%. Conventional MPF Loans with LTVs greater than 80% are insured by primary mortgage insurance (PMI) from a mortgage guaranty insurance (MI) company.

•

Documentation and Compliance with Applicable Law.  The mortgage documents and mortgage transaction are required to comply with all applicable laws, and mortgage loans are documented using standard Fannie Mae/Freddie Mac Uniform Instruments.

Government MPF Loans have the same parameters as conventional MPF Loans except that their LTVs may not exceed the LTV limits set by the applicable government agency and they must meet the requirements to be insured or guaranteed by the applicable government agency.

Ineligible Mortgage Loans.  The following types of mortgage loans are not eligible for delivery under the MPF Program: (1) mortgage loans which must be excluded from securities rated by S&P; (2) mortgage loans not meeting the MPF Program eligibility requirements as set forth in the MPF Guides and agreements; (3) mortgage loans that are classified as high cost, high rate, high risk, or Home Ownership and Equity Protection Act loans, or loans in similar categories defined under predatory lending or abusive lending laws; and (4) subprime, non-traditional, or higher-priced mortgage loans.

MPF Loan Delivery Process

Outlined below is the MPF Loan delivery process:

•

The PFI enters into a best efforts master commitment with its MPF Bank in order to deliver mortgage loans under the MPF Program. The master commitment provides the general terms under which the PFI will deliver mortgage loans, including a maximum loan delivery amount, maximum credit enhancement obligation and expiration date.

•

PFIs may then request one or more mandatory delivery commitments to sell or originate eligible mortgage loans. Under the MPF Xtra product, we enter into matching mandatory delivery commitments with Fannie Mae so that we can concurrently sell MPF Loans when delivered by PFIs. The difference between the prices that we pay the PFI and that Fannie Mae pays us is a nominal upfront fee which we expect to cover our cost of acting as master servicer for this product. This fee is recognized over the life of the MPF Loans. The PFI retains the servicing fees for MPF Loans in exchange for servicing them.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•

When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, including servicing breaches, applicable law, or terms of mortgage documents, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans which are impacted by such failure if it cannot be cured. In all cases where a PFI was placed into receivership with the FDIC by their regulator, all MPF related obligations were satisfied or assumed by another institution. We incurred no credit losses.

MPF Products

Six MPF Loan products have been developed to meet the differing needs of PFIs. In 2008, we stopped acquiring MPF Loans under the Original MPF, MPF 100, MPF 125, and MPF Plus products, and currently only offer the MPF Xtra and MPF Government products though we only acquire an immaterial amount of MPF Government loans guaranteed by RHS or HUD. The products have different risk-sharing characteristics depending upon the amount of the FLA, the CE Amount, and whether the CE Fees are fixed, performance-based, or both.

The following table provides a comparison of the MPF products.

MPF Product Comparison Table

Product Name	MPF Bank FLA	PFI Credit Enhancement Size Description	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [1]	Servicing Fee Retained by PFI
Original MPF	3 to 6 basis points/added each year based on the unpaid balance	Equivalent to AA	7 to 11 basis points/year – paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	7 to 10 basis points/year – paid monthly; performance-based after 2 or 3 years	Yes – After first 2 to 3 years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	7 to 10 basis points/year – paid monthly; performance-based	Yes	25 basis points/year

MPF Plus	An agreed upon amount not less than expected losses	0-20 bps after FLA and SMI to AA	13-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year

MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year [2]

MPF Xtra [3]	N/A	N/A	N/A	N/A	25 basis points/year
[1]	Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.
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

See MPF Loans Credit Enhancement Structure on page 75 for a detailed discussion of the credit enhancement and risk sharing arrangements of the various MPF products.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loan Participations

In 2007, we ceased purchasing participation interests in MPF Loans from other FHLBs. In 2008 we sold $565 million in 100% participations in MPF Loans to the FHLBs of Des Moines, Pittsburgh, and Topeka. We had no sales of participations in 2009. At December 31, 2009 and 2008, 57% and 53% of the total par value of MPF Loans we own represents participations acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the participation percentages in MPF Loans may vary by each master commitment, by agreement of the MPF Bank selling the participation interests (the Owner Bank), us, in our role as MPF Provider, and other MPF Banks purchasing a participation interest.

The Owner Bank is responsible for the following:

•	evaluating and monitoring the creditworthiness of each PFI;

•	ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI’s CE Amount; and

•	enforcing the PFI’s obligations under its PFI Agreement.

The risk sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

•	each pays its respective pro rata share of each MPF Loan acquired;

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

In the case where an MPF Bank changes its initial percentage in the master commitment, the risk sharing percentage will also change. For example, if an MPF Bank acquired 25% of the first $50 million and 50% of the second $50 million of MPF Loans delivered under a master commitment, the MPF Bank would share in 37.5% of the credit losses in that $100 million master commitment, while it would receive principal and interest payments on the individual MPF Loans that remain outstanding in a given month, some in which it may own a 25% interest and the others in which it may own a 50% interest.

The arrangement is slightly different for the Original MPF product because each MPF Bank’s participation percentage in the FLA is based upon its share of each MPF Loan as the FLA increases over time. If the percentage participations differ for various MPF Loans in a master commitment, each MPF Bank’s percentage of the FLA will be impacted by those differences because MPF Loans are acquired and repaid at different times. For example, if a master commitment had a total FLA of $100,000 (as of the date of the loss), and one participant MPF Bank’s FLA is $25,000 and the other MPF Bank’s FLA is $75,000, then the first MPF Bank would incur 25% of the loss incurred at such time and the other MPF Bank would incur 75%.

MPF Servicing

The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF Loans it delivers. Notwithstanding that the PFI remains the servicer of MPF Loans sold under the MPF Xtra product; we are considered the servicer under our contract with Fannie Mae. However, under that contract, Fannie Mae has agreed that the PFIs may continue to service the MPF Loans while we act as master servicer.

As the servicer of MPF Loans, the PFI is responsible for collecting the borrower’s monthly payments and otherwise dealing with the borrower with respect to the MPF Loan and the mortgaged property. In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay provided the collateral securing the MPF Loan is sufficient to reimburse the PFI for advanced amounts. Appropriate amounts are withdrawn from the PFI’s deposit account with the applicable MPF Bank on a monthly basis.

If an MPF Loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

delinquency and whether the borrower will be able to cure the default. The MPF Guides permit certain types of forbearance plans. Upon any MPF Loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI’s default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides, though for the MPF Xtra product, the PFI must also comply with Fannie Mae’s delinquency servicing requirements.

Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary MI requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF Guides, and in the case of the MPF Xtra product, in accordance with Fannie Mae’s servicing requirements.

If there is a loss on a conventional MPF Loan held in our portfolio, the loss is allocated to the master commitment and shared in accordance with the risk-sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate owned property to the MPF Bank, or in the case of a participation, the gain is paid to the MPF Banks based upon their respective interest in the MPF Loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the PFI.

The MPF Provider monitors the PFI’s compliance with MPF Program requirements throughout the servicing process, and brings any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI. In addition, PFIs are obligated to continue to service MPF Xtra loans for Fannie Mae in the event our agreement with Fannie Mae is terminated unless Fannie Mae decides to terminate such servicing. If Fannie Mae elects to terminate a PFI’s servicing rights without cause, Fannie Mae is obligated under its agreement with us to pay the PFI the same termination fee that we would be obligated to pay under the PFI Agreement.

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

MPF Shared Funding® Program

In 2003, we invested in AMA eligible securities through the MPF Shared Funding program. The MPF Shared Funding program provided a platform to allow mortgage loans to be sold through the MPF Program system to a third party-sponsored trust and pooled into securities. Similar to our MPF Provider role, we serve as master servicer and master custodian for the benefit of the holders of the securities. Under the program, we purchased the AMA eligible securities, which are rated at least AA, and retained some of the securities and sold some to other FHLBs.

Aside from potential liquidity benefits, there is not a material difference in our risk profile or earnings between holding MPF Shared Funding securities and holding the mortgage loans backing the securities. We have not completed any MPF Shared Funding transactions since June, 2003.

Competition

Except for immaterial amounts of MPF Government Loans, we stopped acquiring MPF Loans for investment in 2008, and therefore we no longer compete for the purchase of mortgage loan assets from members with other secondary market participants. However, to the extent that our ongoing fee revenue on the transaction services we provide to other MPF Banks and the fees we retain on the sale of MPF Loans under the MPF Xtra product is impacted by the volume of transactions, we are still subject to competition with secondary market participants, such as Fannie Mae, Freddie Mac, large mortgage aggregators and private investors. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. We primarily compete on the basis of transaction structure, price, products, and services offered.

Funding

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additional funds are provided by deposits, other borrowings, subordinated debt, and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from sale. Consolidated obligations are sold to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the United States government. See Funding on page 52 for further discussion.

Subordinated Debt

No FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of 10-year subordinated notes in 2006. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank. For further discussion of our subordinated notes, see Note 16 – Subordinated Notes to the financial statements.

Competition

We compete with the United States government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the national and global debt markets.

Investor demand for our debt depends in part on prevailing conditions in the financial markets. During the severe financial and economic disruptions which began in mid-2008 and continued into 2009, investors preferred shorter-term high-quality instruments, including FHLB System discount notes, to longer-term FHLB debt. In late 2008, the Federal Reserve began purchasing debt issued by the housing GSEs, including the FHLBs, which improved the market for FHLB term debt by mid-2009.

Other U.S. government responses to the credit crisis and economic recession have increased our competition for funding. To the extent that investors perceive Fannie Mae and Freddie Mac debt as having a special status subsequent to these entities being placed in conservatorship in September 2008, their debt securities may be more attractive to investors than FHLB System debt. In addition, during 2009 we competed for debt financing with certain institutions that were temporarily able to issue debt guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program. For further discussion of market conditions and recent actions by the U.S. government and their potential impact on us, see Risk Factors on page 21 and Funding on page 52.

Although the available supply of funds from the FHLBs’ debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Oversight, Audits, and Legislative and Regulatory Developments

Regulatory Oversight

We are supervised and regulated by the FHFA, an independent federal agency in the executive branch of the U.S. government. Prior to enactment of the Housing and Economic Recovery Act (Housing Act) on July 30, 2008, the Finance Board had responsibility for the supervision and regulation of the FHLBs. We remain subject to existing regulations, orders, determinations, and resolutions until new ones are issued or made.

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

The Government Corporations Control Act, to which we are subject, provides that before a government corporation issues and offers obligations to the public, the Secretary of the Treasury (Secretary) shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the way and time issued, and the selling price. The FHLB Act also authorizes the Secretary discretion to purchase consolidated obligations up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

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

The Written Agreement, as amended, ultimately required us to:

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

Consent Cease and Desist Order

At the request of the Finance Board, on October 10, 2007, we entered into a Consent Cease and Desist Order with the Finance Board, which concurrently terminated the Written Agreement. On July 24, 2008, the Finance Board amended the Consent Cease and Desist Order (the Consent Cease and Desist Order, as amended, is hereinafter referred to as the C&D Order) to allow us to redeem a member’s capital stock which becomes excess capital stock above a member’s capital stock floor (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to certain conditions.

The C&D Order states that the Finance Board has determined that requiring us to take the actions specified in the C&D Order will improve the condition and practices at the Bank, stabilize its capital, and provide the Bank an opportunity to address the principal supervisory concerns identified by the Finance Board. The C&D Order places several requirements on us, including those described below.

•

We must maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%, and a minimum total amount of the sum of regulatory capital stock plus a Designated Amount of subordinated notes of $3.600 billion.

•

Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, except for certain redemptions of excess capital stock above a member’s capital stock floor, require prior approval of the Deputy

Director, Division of Regulation of the FHFA (Deputy Director). The C&D Order provides that the Deputy Director may approve a written request by us for proposed redemptions or repurchases if the Deputy Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations.

•	Dividend declarations are subject to the prior written approval of the Deputy Director.

•

Effective with the July 24, 2008 amendment to the C&D Order, we are permitted to repurchase or redeem excess capital stock above a member’s capital stock floor under the following conditions: (1) subsequent to the redemption or repurchase of stock, we remain in compliance with any applicable minimum capital requirements and (2) the redemption or repurchase does not otherwise cause the Bank to violate a provision of the FHLB Act. The Deputy Director may, however, direct us not to redeem or repurchase stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the Bank and its continued safe and sound operation.

•

We were also required to submit a capital plan to the Finance Board consistent with the requirements of the Gramm-Leach-Bliley Act (GLB Act) and Finance Board regulations, along with strategies for implementing the plan. As required by the C&D Order, we submitted a capital plan and implementation strategies in February 2008. We have subsequently submitted revisions to the capital plan and implementation strategies to the FHFA as a result of on-going discussions with the FHFA regarding the anticipated conversion of our capital stock under the GLB Act. No final decision has yet been received from the FHFA. While we cannot predict when a plan will be approved, we remain focused on obtaining approval and executing a capital conversion plan.

•

We were also required to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and submit revised policies and procedures to the Deputy Director for non-objection prior to implementation. We have reviewed our market risk hedging policies, procedures and practices, and submitted revised policies and procedures to the Deputy Director. We have received temporary approvals or non-objection notices regarding implementation of certain changes to our market risk management and hedging practices as further described in Market Risk Exposures on page 82.

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

Legislative and Regulatory Developments

Changes to Regulation of GSEs

The Housing Act was enacted into law on July 30, 2008 and became effective immediately. The Housing Act established the FHFA as the federal regulator of the FHLBs, Fannie Mae and Freddie Mac, and addressed other GSE reform issues.

The Housing Act requires the FHFA to issue a number of regulations, orders, and reports. Since enactment of the Housing Act, the FHFA has promulgated regulations regarding several provisions of the Housing Act, the more significant of which are summarized below. The full effect of the Housing Act will become known only after the required regulations, orders and reports are issued and finalized.

Final Capital Rule

Effective August 4, 2009, the FHFA adopted a final rule (Final Capital Rule) that defines critical capital for the FHLBs, establishes criteria for the capital classifications identified in the Housing Act and sets forth prohibited and mandated actions based on an FHLB’s capital classification. The Final Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLB. Each FHLB is required to notify the FHFA Director within ten calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification.

The following describes each capital classification and its related prompt corrective action requirements, if any.

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

•

Significantly undercapitalized.  An FHLB is significantly undercapitalized if either (1) the amount of permanent or total capital held by the FHLB is less than 75% of any one of its risk-based or minimum capital requirements, but the deficiency is not large enough to classify the FHLB as critically undercapitalized or (2) an undercapitalized FHLB fails to submit or adhere to a FHFA Director-approved capital restoration plan in conformance with regulatory requirements. An FHLB classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the FHFA Director for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the FHFA Director.

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

The Final Capital Rule clarifies that for purposes of the capital classifications above; our minimum capital requirements do not include risk-based capital requirements since we have not converted to a GLB Act capital structure. Rather, the minimum capital requirements used to determine our capital classification are those requirements that are currently applicable to us under the C&D Order and applicable FHFA regulations as further discussed in Minimum Regulatory Capital Requirements on page 56.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Each required capital restoration plan must be submitted within 15 business days following notice from the FHFA, unless an extension is granted and is subject to FHFA review and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements.

The FHFA has discretion to add to or modify the corrective action requirements for each capital classification other than adequately capitalized if it determines that such action is necessary to ensure the safe and sound operation of the FHLB and the FHLB’s compliance with its risk-based and minimum capital requirements. Further, the Final Capital Rule provides the FHFA discretion to reclassify a FHLB’s capital classification if the FHFA determines:

•	that the FHLB is engaging in conduct that could result in the rapid depletion of permanent or total capital;

•	the value of collateral pledged to the FHLB has decreased significantly;

•	the value of property subject to mortgages owned by the FHLB has decreased significantly;

•	the FHLB is in an unsafe and unsound condition following notice to the FHLB and an informal hearing before the FHFA; or

•

that the FHLB is engaging in an unsafe and unsound practice because the FHLB’s asset quality, management, earnings or liquidity were found to be less than satisfactory during the most recent examination, and such deficiency has not been corrected.

We are currently in compliance with our minimum capital requirements as required for the adequately capitalized classification described above. As described above, the FHFA has discretion to re-classify a FHLB and to modify or add to corrective action requirements for a particular capital classification. If we were to be classified into a capital classification other than adequately capitalized, we may be adversely affected by the corrective action requirements for that capital classification.

Final Rule and Proposed Amendment on Election of FHLB Board of Directors

On September 26, 2008, the FHFA adopted an interim final rule concerning the nomination, eligibility, and election of directors which became final on October 7, 2009. The final rule generally continues the prior rules governing elected director nominations, balloting, voting and reporting results, while making certain changes as well. The final rule, which became effective November 6, 2009:

•

provides that the Director of the FHFA annually will determine the size of the board for each FHLB, with the designation of member directorships based on the number of shares of FHLB stock required to be held by members in each state using the method of equal proportions;

•	sets terms for each directorship commencing after January 1, 2009 at four years;

•

requires the board of directors of each FHLB to determine annually how many of its independent directorships should be designated as public interest directorships, with at least two required public interest directorships;

•

provides that when an FHLB’s board of directors fills a vacancy on the board, the institution at which the candidate serves as an officer or director must be a member of the FHLB at the time the individual is elected by the board; and

•	sets the number of votes required to elect independent directors.

In June 2009, the Director of the FHFA determined that a 17-member board of directors will govern the Bank for 2010, comprised of ten member directorships and seven independent directorships. As discussed above, the Director of the FHFA annually determines the size of the board for each FHLB, with the designation of member directorships based on the number of shares of FHLB stock required to be held by members in each state, which for the Bank in 2010 will be six for Illinois and four for Wisconsin.

On November 16, 2009, we publicly announced the election of four member directors whose terms began on January 1, 2010. For more information on our directors, see Directors, Executive Officers, and Corporate Governance on page 87 of this Form 10-K.

On December 1, 2009, the FHFA proposed to amend the director election rules regarding the process by which successor directors are selected after an FHLB directorship is re-designated to a new state prior to the end of its term as a result of the annual designation of FHLB directorships. The current rules deem the re-designation to create a vacancy on the board, which is filled by the remaining directors. The proposed amendment would deem the re-designation to cause the original directorship to terminate and a new directorship to be created, which would then be filled by an election of the members. Comments on the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

proposed amendment were due to the FHFA by December 31, 2009. This amendment, if adopted as proposed, could impact our election process.

Final and Proposed Rules and Guidance on Executive and Director Compensation

Proposed Rule and Guidance on Executive Compensation

On June 5, 2009, the FHFA published a proposed rule which gives the Director of the FHFA the authority to prohibit and withhold compensation provided by an FHLB to an executive officer that is not reasonable and comparable. The proposed rule also discusses the type of factors the FHFA Director may consider in determining whether executive compensation is reasonable and comparable. In addition to withholding compensation, the FHFA Director would have the authority to approve certain compensation and termination benefits if this rule is adopted as proposed. The comment period ended August 4, 2009.

On October 27, 2009, the FHFA issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. For further discussion of these factors, see Regulatory Oversight of Executive Compensation on page 95 of this Form 10-K.

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

Final and Proposed Rules Regarding Golden Parachute and Indemnification Payments

Effective January 29, 2009, the FHFA issued a final rule which provides regulatory guidance on the FHFA Director’s authority under the Housing Act to prohibit or limit golden parachute payments by an FHLB that is insolvent, in conservatorship or receivership, or is in a troubled condition as determined by the FHFA Director. The rule also provided the list of factors the FHFA Director must consider in determining whether to prohibit or limit any golden parachute payment. At this time, we do not expect this rule to have a material impact on our executive compensation plans.

On June 29, 2009, the FHFA published a proposed amendment to this rule setting forth various standards that it will take into consideration when limiting or prohibiting golden parachute and indemnification payments. The provisions of the rule cover payments to our officers and directors. If adopted as proposed, the rule would conform existing FHFA rules on golden parachutes to FDIC rules and further define limitations on golden parachute payments made by Fannie Mae, Freddie Mac or an FHLB that has been assigned less than satisfactory examination ratings. The comment period ended July 29, 2009.

Proposed Rule on Changes to the Board of Directors of the FHLB System Office of Finance

On August 4, 2009, the FHFA proposed a rule that would, among other things, expand the Office of Finance Board of Directors to include all of the FHLB presidents plus an audit committee comprised of three to five independent directors. In addition, the proposed rule would authorize the audit committee to ensure that the FHLBs adopt consistent accounting policies and procedures as part of the audit committee’s oversight of preparation of the FHLB System’s combined financial reports. If the FHLBs are not able to agree on such consistent accounting policies and procedures, the proposed rule would permit the audit committee, in consultation with the FHFA, to prescribe them for combined reporting purposes. The comment period ended on October 5, 2009. At this time, we cannot predict what impact the final rule may have on us.

Final Rule for FHLB Membership of Community Development Financial Institutions (CDFIs)

On January 5, 2010, the FHFA issued a final amendment to its membership regulations to authorize certain non-federally insured certified CDFIs to become members of FHLBs. Under the final rule, effective February 4, 2010, the newly eligible CDFIs include community development loan funds, venture capital funds, and state chartered credit unions without federal deposit insurance provided they are certified by the CDFI Fund of the U.S. Treasury Department. We are unable to predict how many CDFIs eligible for membership under the final regulation are interested in becoming a member of the Bank, so we are not able to predict the impact of the final regulation on us at this time.

Proposed Rule on Temporary Increases in Minimum Capital Levels

On February 8, 2010, the FHFA issued a proposed rule that, if adopted as proposed, would set forth certain standards and procedures that the Director of the FHFA would employ in determining whether to require or rescind a temporary increase in the minimum capital levels for any of the FHLBs, Fannie Mae and Freddie Mac. To the extent that the final rule results in an increase in our capital requirements, our ability to purchase additional investments may be restricted, which may negatively impact our net income. The comment period on this proposed rule ends on April 9, 2010.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

FHFA Guidance Related to Determining Other-Than-Temporary Impairment

On April 28, 2009 and May 7, 2009, the FHFA provided the FHLBs with guidance on the process for determining other-than-temporary impairment (OTTI) with respect to private-label MBS and our adoption of FASB guidance governing the accounting for OTTI in the first quarter of 2009. The goal of the FHFA guidance is to promote consistency in the determination of OTTI for private-label MBS among all FHLBs. Recognizing that many of the FHLBs desired to early adopt the FASB OTTI guidance, the FHFA guidance also required that all FHLBs early adopt the FASB OTTI guidance in order to achieve consistency among the 12 FHLBs and to follow certain guidelines for determining OTTI.

Beginning with the second quarter of 2009, consistent with the objectives in the FHFA guidance, the FHLBs formed an OTTI Governance Committee (the OTTI Committee) with the responsibility for reviewing and approving the key modeling assumptions, significant inputs and methodologies to be used by the FHLBs to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee charter was approved in June 2009 and provides a formal process by which the other FHLBs can provide input on and approve the assumptions.

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

For the year ended December 31, 2009, we have completed our OTTI analysis and made our OTTI determination utilizing the key modeling assumptions, inputs, and methodologies approved by the OTTI Committee.

Helping Families Save Their Homes Act of 2009

On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage mortgage loan modifications in order to prevent foreclosures and to buttress the federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. To date, the loan modification procedures have not had a material adverse effect on the value of our mortgage asset portfolio.

Another provision in this Act extends through 2013 the temporary increase in federal deposit insurance coverage to $250,000 for banks, thrifts, and credit unions. The final act did not include a cramdown provision that was proposed in an earlier version of the legislation and would have allowed bankruptcy judges to modify the terms of mortgage loans. The extension of federal deposit insurance coverage may decrease demand for our advances to the extent that it causes the level of deposits held by our members to increase significantly.

Proposed Financial Regulatory System Reorganization

In response to the financial crisis, on June 17, 2009, President Barack Obama announced a proposal to improve the effectiveness of the federal financial regulatory structure that would, among other things, cause a sweeping reorganization of the current bank regulatory system. Since then, a variety of proposals have been offered in the U.S. House of Representatives and the Senate designed to restructure the duties and responsibilities of, and in some cases combine, the federal financial institution regulators (Federal Reserve Board of Governors, FDIC, Office of Thrift Supervisions, and Office of the Comptroller of the Currency, the Securities and Exchange Commission and Commodity Futures Trading Commission).

President Obama’s original proposal called for the Treasury Department and the Department of Housing and Urban Development to develop recommendations regarding reform of Fannie Mae, Freddie Mac, and the FHLBs in time for the President’s Fiscal Year 2011 Federal Budget Proposal. However, when the Budget was released in February 2010, it did not contain specific recommendations regarding the housing GSEs, but rather indicated that the Administration would continue to monitor the situation and provide updates on longer-term reform as appropriate. We cannot predict whether any reform legislation will be enacted and what the content of any such legislation might be and so cannot predict what impact any such legislation may have on our members or us. See Risk Factors on page 21 in this Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Wall Street Reform and Consumer Protection Act

On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act (the Reform Act), which, if passed by the U.S. Senate and signed into law by the president, would, among other things: (1) create a consumer financial protection agency; (2) create an inter-agency oversight council that will identify and regulate systemically-important financial institutions; (3) regulate the over-the-counter derivatives market; (4) reform the credit rating agencies; (5) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest including for executive compensation and golden parachutes; and (6) create a federal insurance office that will monitor the insurance industry. Depending on whether the Reform Act, or similar legislation, is signed into law and on the final content of any such legislation, our business, operations, funding costs, rights, obligations, and/or the manner in which we carry out our housing-finance mission may be impacted. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could materially impact our ability to hedge our interest-rate risk exposure from advances, achieve our risk management objectives, and act as an intermediary between our members and counterparties. However, we cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation might be and so cannot predict what impact the Reform Act or similar legislation may have on our members or us. See Risk Factors on page below in this Form 10-K.

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

REFCORP & AHP Assessments

In lieu of taxes, we set aside funds at a 10% rate on our income for the AHP and pay a 20% assessment for the Resolution Funding Corporation (REFCORP). Since each is net of the other, the overall effective rate is approximately 26.5%. For details on our assessments, including calculations in the event of a loss, see Note 17 – Assessments to the financial statements.

Item 1A.	Risk Factors.

Strategic Risks

The recent economic recession, disruptions in the financial markets and ongoing actions by the U.S. government in response to those disruptions may continue to have an adverse impact on our business, operations, or financial condition.

The recent economic recession and disruptions in the financial markets during 2008 and 2009 have significantly impacted the financial services industry, our members, and us. Actions taken or under consideration by the U.S. government may have an adverse impact on us. In particular, to the extent that the U.S. government’s actions in regard to Freddie Mac and Fannie Mae result in the debt securities of those entities being more attractive to investors than FHLB System debt, our funding costs may be adversely affected. These developments may adversely affect our ability to obtain funds or adversely affect the rates we must pay for funds.

During 2009, we experienced a significant decline in member demand for advances resulting in a 37% decline in outstanding advances from $38 billion at December 31, 2008 to $24 billion at December 31, 2009. Members have reported decreased borrowing needs as the economy slowed resulting in lower borrowing demand among their customers, deposits increased, members utilized low cost government lending programs, and others decreased their lending activities in order to improve their capital positions. To the extent that these conditions continue, we may see a further reduction in our members’ demand for new advances or rollovers of maturing advances. Furthermore, the FDIC rule increasing deposit insurance premiums may, in certain circumstances, have the effect of increasing the effective borrowing costs for members, which may reduce member demand for advances from us. To the extent that these or other initiatives result in a significant decrease in our aggregate amount of advances, this could adversely affect our business, operations, or financial condition.

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

Changes in our regulatory or statutory requirements or in their application could result in, among other things, changes in our cost of funds or liquidity requirements, increases in retained earnings requirements, debt issuance limits, dividend payment limits, restrictions on the form of dividend payments, capital redemption and repurchase limits, restrictions on permissible business activities, restrictions on the size, scope, or nature of our lending, investment, or MPF Program activities, or increased compliance costs. An increase in our funding costs is likely to increase our advance rates and may negatively impact member demand for advances. Changes that restrict dividend payments, the growth of our current business, or the creation of new products or services could negatively affect our results of operations or financial condition.

A number of proposals for legislation are being introduced in Congress. Several of these proposals relate to:

•	the banking and housing finance industries

•	changes to existing capital and liquidity requirements for financial firms

•	regulation of the over-the-counter derivatives market

•	new regulatory frameworks

The changes in the financial services industry and any legislative or regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, and liquidity. In particular, these changes could affect our ability to issue debt and may reduce our membership base.

Failure to stabilize our capital base may have a material adverse effect on our results of operation and financial condition.

As of December 31, 2009, we had total regulatory capital stock of $2.794 billion dollars, of which $1.122 billion, or 40%, is considered voluntary capital stock. We had $466 million of mandatorily redeemable capital stock outstanding as of December 31, 2009 relating to prior membership withdrawals, mergers of members into financial institutions outside of our membership district and FDIC resolutions of members. In total, voluntary capital stock and mandatorily redeemable capital stock represented 48% of the total regulatory capital stock of the Bank as of December 31, 2009. We include a Designated Amount of subordinated debt when we calculate compliance with our minimum regulatory capital requirements.

The Bank is currently unable to redeem or repurchase capital stock (except for certain excess stock in limited cases) because of its current capital position. Further, any repurchases or redemptions of capital stock would be subject to the requirement under the C&D Order that we obtain approval from the FHFA Deputy Director. All requests to the FHFA and the Finance Board to redeem capital stock since April 24, 2008 have been denied.

During 2009, nineteen of our members were placed into receivership with the FDIC by their regulator and consolidations within the financial services industry continue. At December 31, 2009, our five largest members held 25% of our capital stock (excluding mandatorily redeemable capital stock from two former members; PNC Financial Services, Inc. and Bank of America, N.A.). To the extent that one or more of our larger members or a significant number of smaller members become subject to an FDIC resolution or merge with another financial institution outside of our membership district, their membership would be terminated and their capital stock would be subject to redemption once all of their outstanding obligations to us were terminated and we were able to obtain the consent of the Deputy Director as required under the C&D Order. The limitations on capital stock redemptions and current dividend outlook may increase the number of membership withdrawals and related capital stock redemption requests.

We have submitted a plan to the FHFA to convert our capital stock to a capital plan under the GLB Act. See GLB Act Requirements on page 57. Our capital plan includes a provision for Class B stock which has a five-year redemption waiting period after a member submits a redemption or membership withdrawal request.

We cannot predict when we may be permitted to redeem capital stock under the C&D Order or what the final redemption period will be when we convert our capital stock. Further, if significant outflows of capital stock occur and are not replaced through growth in retained earnings, attraction of new members, required capital stock purchases supporting advances or increased member capital stock requirements, we anticipate that we would need to significantly reduce the size of our current balance sheet to remain in compliance with our regulatory capital requirements. Becoming a smaller sized institution would also present other challenges, such as reducing the existing

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

cost infrastructure and creating a balance sheet with earning assets that will support that cost infrastructure while providing for future dividends at an appropriate level. If we are unable to successfully manage our capital base and transition our balance sheet and cost infrastructure to an appropriate size, our results of operation and financial condition may be adversely impacted.

Member capital stock redemptions are restricted and under limited circumstances a member could receive less than par value when redeeming capital stock upon membership withdrawal or termination.

As discussed in Regulatory Oversight on page 15, we entered into a C&D Order with the Finance Board on October 10, 2007 and a subsequent amendment on July 24, 2008. Under the terms of the C&D Order, as amended, all capital stock repurchases and redemptions, including capital stock redemptions upon membership withdrawal or other termination, require prior approval of the FHFA Deputy Director except for redemptions of excess capital stock above a member’s capital stock floor when certain conditions are met. The C&D Order provides that the Deputy Director may approve a written request by us for proposed redemptions or repurchases if the Deputy Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations. This requirement has resulted in denials of capital stock redemptions in connection with membership withdrawal or termination as further described in Capital Amounts on page 58.

These limitations on capital stock redemptions may reduce demand for our advance products or increase the number of requested membership withdrawals and related capital stock redemption requests which may adversely affect our results of operations and financial condition.

The regulatory capital ratio and regulatory capital stock and Designated Amount of subordinated notes requirements under the C&D Order, the Regulatory Leverage Limit (as defined in Note 19 – Capital Stock and Mandatorily Redeemable Capital Stock), liquidity requirements, and FHLB Act provisions may also limit our ability to redeem capital stock in connection with membership withdrawals and other terminations. Capital stock redemption in connection with membership withdrawal is subject to specified requirements at the time of withdrawal, which occurs upon expiration of a six month notice period. Capital stock redemption in connection with other terminations of membership, such as through merger, acquisition, relocation, charter termination or involuntary termination from membership, is subject to specified requirements when the member attains non-member status. These requirements include, among other things, FHFA approval (as discussed above), meeting our minimum regulatory capital, minimum regulatory capital stock and Designated Amount of subordinated notes requirement under the C&D Order, and Regulatory Leverage Limit, and, under certain circumstances, meeting our liquidity requirements. For a description of our regulatory capital and leverage requirements, see Minimum Regulatory Capital Requirements on page 56.

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

Lack of dividends on our capital stock may decrease member demand for advances and increase membership withdrawals, thus adversely affecting our results of operations and financial condition.

Our Board of Directors has not declared a dividend since the third quarter of 2007. While any future dividend determination by our Board of Directors will depend principally on future operating results, the C&D Order provides that our dividend declarations are subject to the prior written approval of the Deputy Director. There can be no assurance that the Deputy Director would approve such recommendations if made. We believe that factors impacting our future net income and the continuation of the C&D Order may continue to negatively impact our ability to pay future dividends. If we continue not to pay dividends or resume paying lower dividends, we may experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

The loss of significant members due to member withdrawals, out-of-district mergers, and FDIC resolutions may result in lower demand for our products and reduce our net income.

At December 31, 2009, our five largest members held 25% of our capital stock (excluding mandatorily redeemable capital stock from two former members; PNC Financial Services, Inc. and Bank of America, N.A.). The loss of

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

significant members or a significant reduction in the level of business they conduct with us could result in a lower demand for our products and services in the future. The limitations on capital stock redemptions and current dividend outlook may increase the number of requested membership withdrawals and reduce demand for our advance products.

FDIC receiverships and consolidations within the financial services industry may further reduce the number of current and potential members in our district. One or more large members could terminate their membership and decrease their business levels as a result of consolidation with an institution that is not one of our members.

A decrease in demand for our products, including advances could result in reduced net income, the impact of which may be greater during periods when we are experiencing losses or reduced net income.

Compliance with regulatory contingency liquidity guidance could adversely impact our earnings.

On March 6, 2009, we received guidance from the FHFA requiring us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios as described in Liquidity Measures on page 51. Prior to this time, regulations required us to maintain five business days of contingency liquidity. The new requirement is designed to enhance our protection against temporary disruptions in access to the FHLB System debt markets in response to a rise in capital markets volatility. To satisfy this additional requirement, we maintain increased balances in short-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively impact net interest income. Further, we may need to fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. As a result, this may reduce the net interest income we earn on investments and may negatively impact our ability to pay dividends in the future.

Implementation of a new capital plan will change our members’ rights as shareholders.

Our revised capital plan providing for the conversion of our capital stock under the GLB Act is pending review with the FHFA. In an environment of significant market and earnings uncertainty, we cannot predict whether the FHFA will approve our capital plan, or require us to revise our submission.

The GLB Act authorizes us to have two classes of capital stock. Class A capital stock is conditionally redeemable on six months’ written notice from the member and Class B capital stock is conditionally redeemable on five years’ written notice from the member. Implementation of a new capital plan will change our members’ rights as shareholders. For example, to the extent that we implement a capital plan requiring members to hold Class B stock, a member’s current capital stock may be converted to Class B capital stock imposing a five-year waiting period after notice of withdrawal or redemption request compared with a six-month waiting period under our current capital rules.

If we are unable to comply with our minimum regulatory capital and leverage requirements in the future, it could have a material and adverse effect on our ongoing business and results of operations.

We are required to maintain certain minimum regulatory capital and leverage requirements under the C&D Order and FHFA regulations currently applicable to us. See Minimum Regulatory Capital Requirements on page 56. Starting June 14, 2011, the amount of the subordinated notes that we will be able to include in calculating compliance with our minimum regulatory capital and leverage requirements will begin to phase out. Accordingly, we will have to manage our capital base and assets in order to comply with these requirements. While we expect to remain in compliance with our minimum regulatory capital and leverage requirements, there can be no assurance that we will be successful in managing our capital and assets in order to comply with these requirements.

If the C&D Order is in effect once the phase out period begins, we may need to reduce our assets in order to remain in compliance or obtain modifications of the minimum regulatory capital stock and subordinated notes requirement from the FHFA.

We have submitted a revised capital plan to the FHFA to provide for the conversion of our capital stock under the GLB Act as further discussed in Regulatory Oversight on page 15. Once we fully implement our new capital plan, we will be subject to minimum leverage capital requirements and minimum risk-based capital requirements. The minimum risk-based capital requirement will require us to maintain permanent capital in an amount equal to the sum of a credit risk capital requirement, market risk capital requirement and operations risk capital requirement. See GLB Act Requirements on page 57 for a further description of our leverage and risk-based capital requirements. At the time we implement our new capital plan, we may not be in compliance with our minimum leverage and risk-based capital requirements. However, in accordance with FHFA regulations, the FHFA may approve a capital plan that includes a transition provision that would

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

allow a period of time, not to exceed three years, during which we could increase our total capital and permanent capital to levels that are sufficient to permit us to comply with the minimum leverage and risk-based capital requirements.

There is no assurance that the FHFA will approve the capital plan that we submitted or that we will receive regulatory approval to include all or some of the outstanding subordinated notes in calculating compliance with the leverage requirements during a transition period after which we would become subject to the capital requirements under the GLB Act. If we do not comply with our minimum regulatory capital requirements, we are prohibited from redeeming capital stock or paying dividends, and we may be subject to further supervisory action by the FHFA, all of which could have a material and adverse effect on our business and results of operations.

The MPF Loans that we hold on our balance sheet have different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The MPF Program, as compared to our advances products, is more susceptible to credit losses. As the housing market and economic conditions have further deteriorated over the last year, we have experienced higher delinquency rates, default rates, and average loan loss severity contributing to increased credit losses. As a result, we recorded a provision for MPF Loan credit losses of $10 million for the year ended December 31, 2009. To the extent that economic conditions further weaken and regional or national home prices continue to decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future. If losses continue to accelerate in the overall mortgage market, the CE Amount may be insufficient to cover losses or PFIs may experience credit deterioration and default on their credit enhancement obligations, which could cause us to incur additional losses and have an adverse effect on our results of operations.

In some cases a portion of the credit support for MPF Loans is provided under PMI and/or an SMI policy. If an MI provider fails to fulfill its obligation to pay us for claims we make, we would bear the full or partial amount of any loss of the borrower default on the related MPF Loans. As of December 31, 2009, PMI coverage had been initially required on $1.3 billion of MPF Loans, which represented 6% of the outstanding principal balance of our MPF Loan portfolio. We receive PMI coverage information only at purchase or funding of MPF Loans, and do not receive notification of any subsequent changes in PMI coverage on those loans. As of December 31, 2009, we were the beneficiary of SMI coverage on $9.7 billion of MPF Loans, which represented 41% of the outstanding principal balance of our MPF Loan portfolio. See Concentration Risks – Mortgage Guaranty Insurance Provider Concentration on page 78 for a discussion of our PMI and SMI concentration risks. The MPF Program also carries more interest rate risk and operational complexity. If we fail to properly manage these risks and operational complexities, our results of operations may be adversely affected. See Market Risks below for a discussion of interest rate risk related to our mortgage assets.

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

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses. For further information on these concentrations, see MPF Loans Credit Enhancement Structure – Concentration Risks on page 78.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Market Risks

As our mortgage assets decrease or if we continue to experience increased prepayments on our mortgage assets, we may experience a future reduction in our net interest income, which may negatively impact our results of operations and financial condition.

Prepayment and extension risk is the risk that mortgage-related assets will be refinanced by the mortgagor in low-interest environments or will remain outstanding longer than expected at below-market yields when interest rates increase. The rate and timing of unscheduled payments and collections of principal on MPF assets are difficult to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, the impact of government priorities to lower mortgage rates, the lack of restrictions on voluntary prepayments, the availability of lender credit, and other economic, demographic, geographic, tax, and legal factors. We manage prepayment risk through a combination of debt and derivative financial instruments. If the level of actual prepayments is higher or lower than expected, we may incur costs to hedge the change in this market-risk exposure resulting in reduced earnings. Also, increased prepayment levels will cause the amortization of deferred premiums and hedge accounting adjustments to increase, which could reduce net interest income.

In August 2008, we ceased purchasing MPF Loans from PFIs for our balance sheet except for immaterial amounts of MPF Loans that support affordable housing and are guaranteed by the RHS or HUD. This change in business strategy, along with principal paydowns and maturities caused our existing MPF Loan balance to decline in 2009 and it will continue to do so.

As a result of these factors, our MPF Loans held in portfolio decreased by 25% to $23.8 billion at year-end 2009 from $32.1 billion at the previous year-end. If mortgage paydowns or prepayment rates are significantly higher than we have anticipated, our future net interest income could be significantly negatively impacted if we are forced to replace these higher-yield investments with lower-yield alternatives. Our ability to replace MPF assets with higher yielding investments may be limited based upon current market conditions and limitations on our investment authority under the FHFA Financial Management Policy and regulations. See Investments on page 7.

Alternatively, we are subject to extension risk and may experience increased hedging costs if mortgage interest rates rise significantly and the expected weighted average life of our MPF Loan portfolio increases. While mortgage rates remained low in 2009 as the Federal Reserve purchased Fannie Mae and Freddie Mac MBS, we expect that mortgage interest rates may rise as the Federal Reserve reduces and eventually ends its purchase strategy.

We face competition for advances which could adversely affect our businesses, and our efforts to make advance pricing attractive to our members may affect earnings.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBs. Our members have experienced a significant rise is member deposits over the last year. In addition, they have access to alternative funding sources, which may offer more favorable terms than we do for advances, including more flexible credit or collateral standards. We may make changes in policies, programs, and agreements affecting members from time to time, including, without limitation, policies, programs, and agreements affecting the availability of and conditions for access to advances and other credit products, the mortgage purchase programs, the AHP, and other programs, products, and services that could cause members to obtain financing from alternative sources. In addition, many competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

As discussed above, we experienced a significant decline in outstanding member advances from December 31, 2008 to December 31, 2009. The continued availability to our members of customer deposits and alternative funding sources that are more attractive may significantly further decrease the demand for our advances. Lowering the interest rates charged on advances to compete with alternative funding sources may decrease our net interest income.

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

A decrease in the demand for advances or a decrease in our interest income from advances could adversely affect our financial condition and results of operations.

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

Our overall objective in managing interest rate risk is to minimize our duration of equity positions and also remain within our management advisory and regulatory limits. Given recent market volatility and the complexity of our balance sheet, managing to these limits can be expensive and difficult to achieve. We manage our interest rate risk by utilizing various hedge strategies. These hedge strategies may involve fair value and cash flow hedges or may involve economic hedges. Fair value and cash flow hedges receive hedge accounting treatment while economic hedges do not. We hedge interest rate risk associated with our MPF Loans, advances, MBS, and other assets with a multi-strategy approach of fixed-maturity and callable consolidated obligations and various cash and derivative financial instruments to provide a level of protection against interest rate risks. Specifically, we attempt to hedge potential increases or decreases in interest rates that may adversely affect our net interest income. The potential adverse affects on our net interest income resulting from increases or decreases in interest rates include, but are not limited to, the following:

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

•

Changes in the difference between various maturity components of the term structure of interest rates, commonly known as the yield curve, may subject us to re-pricing risk. We fund and hedge mortgage assets with liabilities of various maturities in an attempt to match the risk profile of the assets at inception and over time. If the yield curve moves in a non-parallel fashion, we could be subject to refunding the shorter-maturity liabilities in a higher rate environment without a significant change in the interest income of the assets.

•	Increases in the general volatility of interest rates generally increase the cost of hedging our interest rate sensitive assets and may adversely decrease net interest income.

•

Our duration of equity has become more sensitive to changes in interest rates since we issued the subordinated notes and reduced our voluntary capital stock. As a result, we have incurred increased hedging costs with respect to maintaining duration of equity within our internal advisory and regulatory limits and we may incur additional increased hedging costs in the future.

When interest rates change we expect the change in fair value of derivatives to be substantially offset by a related but inverse change in the fair value of the related hedged item in a designated fair value hedge relationship. However, there is no assurance that our use of derivatives or other financial instruments will fully offset changes in interest rates. Any hedging strategy or set of financial instruments we may use, including derivatives, may not fully offset the risk of interest rate volatility and our hedging strategies themselves may result in earnings volatility and losses. See Interest Rate Risk Management on page 83, for more information on how we manage market risk.

We cannot predict when we may implement revised risk management policies or the extent to which the ultimate policies may increase our hedging costs and otherwise impact our financial performance.

As discussed in Regulatory Oversight on page 15, the C&D Order requires us to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board’s 2007 examination of the Bank, and submit revised policies and procedures to the Deputy Director for non-objection prior to implementation. We completed a review of our market risk hedging policies, procedures and practices, and submitted revised policies and procedures to the Deputy Director for discussion in both 2008 and 2009. We have received feedback on our submissions and are working with

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

the FHFA staff to resubmit and finalize our revised policies and procedures. We cannot predict when we may implement revised risk management policies or how such policies may be revised during our on-going discussions with the FHFA. Further, we cannot predict what impact the revised policies may have on our hedging costs, operating expenses, or financial performance. See Market Risk Exposures on page 82 for a discussion of temporary regulatory approvals related to our market risk management practices.

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

Through December 31, 2009, the Federal Reserve purchased approximately $160 billion in GSE term debt, or almost 91% of the $175 billion allocated to this program; including $34.4 billion of FHLB mandated global fixed-rate consolidated obligation bonds. The Federal Reserve has announced that it anticipates completing its GSE debt purchases by the end of the first quarter of 2010. As the U.S. government withdraws its support for the debt markets, our funding costs may increase.

We have a significant amount of discount notes outstanding with maturities of one year or less. Any significant disruption in the short-term debt markets that would prevent us from re-issuing discount notes as they mature may require us to recognize into current income up to $600 million of deferred costs out of comprehensive income. In addition, continuing to fund longer-term assets with very short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations, and the value of FHLB membership.

Changes in the credit ratings on FHLB System consolidated obligations may adversely affect the cost of consolidated obligations, which could adversely affect our financial condition and results of operations.

FHLB consolidated obligations have been assigned Aaa/P-1 and AAA/A-1+ ratings by Moody’s and S&P. Rating agencies may from time to time change a rating or issue negative reports for individual FHLBs, although such actions have not affected the credit ratings of the FHLB consolidated obligations in the past. Also, the FHFA has issued a final rule regarding capital classifications of the FHLBs. See Final Capital Rules on page 17. To the extent that one or more FHLBs are classified as below adequately capitalized, it is possible that the classification could cause a reduction in an FHLB’s individual credit rating. It is possible that future ratings actions or negative guidance may increase funding costs or otherwise adversely affect the ability of the FHLBs to issue consolidated obligations on acceptable terms. Similarly, negative news about the other FHLBs, other GSEs, or us could create pressure on debt pricing, as investors may perceive their investments to bear increased risk.

Our business may be negatively impacted if we are unable to access funding when needed on acceptable terms, or we may experience higher funding costs which could adversely affect our financial condition and results of operations.

We are jointly and severally liable for the consolidated obligations of other FHLBs.

Under the FHLB Act, we are jointly and severally liable with other FHLBs for consolidated obligations issued through the Office of Finance. If another FHLB defaults on its obligation to pay principal or interest on any consolidated obligation, the FHFA has the ability to allocate the outstanding liability among one or more of the remaining FHLBs on a pro rata basis or on any other basis that the FHFA may determine. To the extent that a member of another FHLB with large amounts of advances outstanding defaults on such advances and the FHLB does not have sufficient collateral to cover the advances, such FHLB may fail to meet its obligation to pay principal or interest on its consolidated obligations. Further, several of the FHLBs have experienced losses and/or deteriorating retained earnings during the last year. If we were required to make payment on consolidated obligations beyond our primary obligation, our financial condition, and results of operations could be negatively affected.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Changes in general market and economic conditions and federal monetary policy may adversely affect our financial condition and result of operations.

Our financial condition and results of operations are sensitive to general market and economic conditions in the U.S. and local economy. These conditions include short- and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economies in which we conduct our business. These conditions are beyond our control, and may change suddenly and dramatically. For example, beginning in 2008 and continuing into 2009, difficulties in the mortgage and broader credit markets in the U.S. and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. Credit spreads widened significantly, affecting volatility and liquidity in the debt and equity markets, particularly in the markets for mortgage-related assets. This volatility and sudden decline in liquidity has made it more difficult for us to value these types of assets that we currently hold in our portfolio. To the extent these conditions persist or further decline, our businesses, and results of operations may be adversely affected.

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

Credit risk is the risk of loss due to default or non-performance of a member, other obligor, or counterparty. Our exposure to credit risk includes the risk that the fair value of an investment may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. In addition, we assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. We have a high concentration of credit risk exposure to financial institutions and mortgage assets, which the markets now perceive to present a higher degree of risk than in the past due to the reduction of liquidity in financial markets, increased failures of financial institutions, and the recent housing market crisis, resulting in increased foreclosures, mortgage payment delinquencies and loss severities.

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

To protect against credit risk for advances, we require advances to be collateralized and have policies and procedures in place to reasonably estimate the value of the collateral. See Credit Risk – Advances and Other Member Credit on page 72. However, the actual fair value of the collateral may be less than the value we assign to the collateral depending upon the specific characteristics of the pledged collateral pool. The devaluation or inability to liquidate the collateral in the event of a default by the obligor, due to a reduction in liquidity in the financial markets or otherwise could cause us to incur a credit loss and adversely affect our financial condition and results of operations. Further, if the housing market continues to deteriorate, the value of our residential mortgage loans held as collateral may further decrease. If we were unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses in the event of member default.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The five largest of our counterparties had notional balances outstanding that on a gross basis accounted for 72% of the total outstanding notional amount of our derivatives contracts. The insolvency of one of our largest derivatives counterparties combined with an adverse change in the market before we are able to transfer or replace the contracts could adversely affect our financial condition and results of operations. Further, to the extent that we have pledged collateral under the requirements of the derivative contract and the fair market value of the collateral increases above the value of the derivatives contract, we may experience delays in having our collateral returned or could experience losses if the counterparty fails to return the collateral.

If the recent disruptions in the credit markets continue, it may increase the likelihood that one of our derivatives counterparties could experience liquidity or financial constraints that may prevent them from meeting their obligations to us. In addition, the recent volatility of market prices could adversely affect the value of the collateral we hold as security for the obligations of these counterparties. See Credit Risk – Derivatives on page 80 for a description of derivatives credit exposure.

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

Federal Funds.  We invest in short-term liquid assets comprised of commercial paper and Federal Funds sold in order to ensure the availability of funds to meet members’ credit needs. Because these investments are unsecured, our policy and FHFA regulations restrict these investments to short maturities and counterparties rated BBB or higher. Under our policy, we may purchase commercial paper or sell Federal Funds with investment grade counterparties. If the recent disruptions in the credit markets continue, it may increase the likelihood that one of our commercial paper or Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our commercial paper and Federal Funds investments, see Credit Risk – Investments on page 67.

MPF Loans.  See the discussion of credit risks related to MPF Loans above in Strategic Risks on page 21.

We may experience further losses and write-downs relating to our private-label MBS investments, which could adversely affect the yield on or value of these investments.

Prior to February 2007, we invested in private-label MBS, which are backed by subprime, prime, and alternative documentation or Alt-A mortgage loans. We held private-label MBS with a carrying value of $2.2 billion at December 31, 2009 and recorded a total OTTI charge of $1.4 billion for 2009. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities have subsequently been downgraded. See Credit Risk – Investments on page 67 for a description of these securities. It is not possible to predict the magnitude of additional OTTI charges in the future, because that will depend on many factors, including economic, unemployment, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS. If delinquency or loss rates on mortgages continue to increase, or there is a further decline in residential real estate values, we could experience reduced yields or further losses on these investment securities.

Market prices for the private-label MBS we hold may continue to decrease due to credit deterioration, market uncertainty, and illiquidity. If these trends continue, we could experience additional other-than-temporary impairment on these investment securities in the future, which could result in significant losses. Furthermore, deterioration in the financial condition of mortgage insurers or other parties that provide credit support for the private-label MBS has adversely affected, and may continue to adversely affect, the value of these securities.

As described in Critical Accounting Policies and Estimates on page 61, other than temporary impairment assessment is a subjective and complex assessment by management. We incurred credit related impairment charges of $437 million and deferred non-credit related impairment to AOCI of $967 million for MBS that management determined were other-than-temporarily impaired as of December 31, 2009. If loan credit performance of our private-label MBS deteriorates beyond the forecasted assumptions concerning loan default rates, loss severities, prepayment speeds and delinquencies, we may recognize additional credit losses and reductions to other comprehensive loss. For example, under a scenario with more stressful housing price assumptions that is more fully described under Critical Accounting Policies and Estimates on page 61, including house prices that were 5% lower at the trough, our credit-related OTTI charges would have increased by $103 million for the quarter ending

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

December 31, 2009 from $58 million to $161 million. As of December 31, 2009, we held $708 million of retained earnings.

Member failures may adversely affect our business.

The financial services industry has seen an increase in the number of failed financial institutions over the last several months. In particular, from January 1, 2009 through February 28, 2010, we terminated the membership of 20 members when those members were placed into receivership with the FDIC by their regulator. We did not experience any credit losses in connection with the receivership of these members.

The challenging mortgage and credit market conditions may adversely affect the financial condition of a number of our members, particularly those whose businesses are concentrated in the mortgage industry. One or more of our members may default in its obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. If the collateral pledged by the member to secure its obligations was insufficient, we could incur losses. A default by a member with significant obligations to us could result in significant financial losses to us, which would adversely affect our results of operations and financial condition. As of February 28, 2010, we have not experienced any member payment defaults.

We have concentration risks related to our private-label MBS portfolio that may negatively impact our financial condition and performance.

We have geographic concentrations of private-label MBS secured by mortgage properties that exceed 10% in California (37%). To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses on these investments.

We have concentration risks with respect to certain servicers servicing the mortgage assets that collateralize our private-label MBS. At December 31, 2009 two servicers were servicing 41% of the par value of this portfolio. If one of these servicers were to default on their servicing obligations, we could experience increased losses or delays in payments.

For more information on these concentrations and how they may negatively impact our private-label MBS portfolio, see Credit Risk – Investments on page 67.

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

In certain circumstances, for example when a member leaves the Bank due to a merger and the acquiring entity is a member of another FHLB, the other FHLB will hold and manage the former member’s collateral covering advances and any other amounts still outstanding to us. The other FHLB will either subordinate to us all collateral it receives from the member, we may enter into an inter-creditor agreement, or we may elect to accept an assignment of specific collateral in an amount sufficient to cover our exposure. If the other FHLB were to inappropriately manage the collateral, we could incur losses in the event that the former member defaults.

We hold a significant portfolio of participation interests in mortgage loans acquired under the MPF Program from other FHLBs. PFIs located in other FHLB districts provide servicing and credit enhancement for these MPF Loans and we rely on the FHLB from the district in which the PFI is located to manage the related credit risk and enforce the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PFI’s obligations. If there were losses arising from these MPF Loans and the other FHLB were to fail to manage the risk of PFI default or enforce the PFI’s obligations, we could incur losses in the event of a PFI default.

Operational Risks

We rely on quantitative models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of business and financial models to measure and monitor our risk exposures. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions, and products. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, as they have recently, the assumptions used for our models may not keep pace with changing conditions. Inaccurate data or assumptions in these models are likely to produce unreliable results. If these models fail to produce reliable results, we may not make appropriate risk management or business decisions, which could adversely affect our earnings, liquidity, capital position, and financial condition.

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

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services require a complex and sophisticated operating environment supported by operating systems, which may be purchased, custom-developed, or out-sourced. Maintaining the effectiveness and efficiency of the technology used in our operations is dependent on the continued timely implementation of technology solutions and systems necessary to effectively manage the Bank and mitigate risk, which may require significant capital expenditures. If we are unable to maintain these technological capabilities, including retention of key technology personnel, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised.

We rely heavily on communications and information systems furnished by third party service providers to conduct our business. In addition, we are transitioning most of our core operating systems to a third party service provider. Any failure, interruption, or breach in security of these systems, or any disruption of service could result in failures or interruptions in our ability to conduct business. There is no assurance that if or when such failures do occur, that they will be adequately addressed by us or the third parties on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our financial condition, results of operations, and cash flows.

The performance of our MPF Loan portfolio depends in part upon third parties and defaults by one or more of these third parties on its obligations to us could adversely affect our results of operations or financial condition.

Mortgage Servicing.  We rely on PFIs and third-party servicers to perform mortgage loan servicing activities for our MPF Loan portfolio. At December 31, 2009, 3 PFIs or their affiliates serviced 53% of our MPF Loan investment portfolio. With respect to the MPF Xtra product, we are contractually obligated to Fannie Mae with respect to servicing of the MPF Loans we sell to them, but our mortgage selling and servicing contract recognizes that our PFIs will act as servicers of the MPF Loans.

Servicing activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, and monitoring, and reporting loan delinquencies. If current housing market trends continue or worsen, the number of delinquent mortgage loans serviced by PFIs and third party servicers could increase. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. In the event that any of these entities fails to perform its servicing duties, we could experience a temporary interruption in collecting principal and interest or

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

even credit losses on MPF Loans we hold in our investment portfolio or incur additional costs associated with obtaining a replacement servicer. Similarly if any of our servicers become ineligible to continue to perform servicing activities under MPF Program guidelines, we could incur additional costs to obtain a replacement servicer. For further information on PFI servicers that service 10% or more of our total outstanding MPF Loan investment portfolio, see MPF Loans Credit Enhancement Structure – Concentration Risks on page 78.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

In 2009 we relocated our corporate headquarters to a smaller, more economical space located at 200 East

Randolph Drive, Chicago, Illinois under a sublease which commenced on June 1, 2009. After consolidating remaining operations and employees to our new office space, we occupy 90,342 square feet of office space under an amendment to our sublease, effective March 1, 2010. See Exhibits 10.2.1 and 10.2.2 to this Form 10-K.

We occupied 113,027 square feet of office space at our prior headquarters at 111 East Wacker Drive, Chicago, Illinois. As a result of our relocation and effective March 1, 2010, only our data processing facilities remain in 13,823 square feet still leased at this prior location.

We also maintain 6,000 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

Item 3.	Legal Proceedings.

We may be subject to various legal proceedings arising in the normal course of business. After consultations with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that will have a material effect on our financial condition or results of operations.

Item 4.	(Removed and Reserved.)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our members and former members (under limited circumstances) own our capital stock, and our members elect our directors. We conduct our business almost exclusively with our members. There is no established marketplace for our capital stock and our capital stock is not publicly traded. For a description of our policies and related regulatory requirements and restrictions regarding capital stock redemptions, see Regulatory Oversight on page 15 and Current Capital Rules on page 56.

The par value of our capital stock is $100 per share. As of February 28, 2010, we had 27,966,624 shares of capital stock outstanding, including 4,694,995 shares of mandatorily redeemable capital stock. At February 28, 2010, we had 829 stockholders of record.

Information regarding our dividends, including regulatory requirements and restrictions, is set forth in the Retained Earnings and Dividends section on page 59.

Item 6.	Selected Financial Data

As of December 31,	2009	2008	2007	2006	2005
Selected Statements of Condition Data

Federal Funds sold and securities purchased under agreement to resell	$2,715	$1,580	$10,286	$6,470	$6,945
Investment securities	34,078	19,603	13,285	15,544	10,774

Total investments	36,793	21,183	23,571	22,014	17,719

Advances	24,148	38,140	30,221	26,179	24,921
MPF Loans held in portfolio	23,852	32,092	34,625	37,945	42,006
Allowance for loan losses	(14)	(5)	(2)	(1)	(1)

MPF Loans held in portfolio, net of allowance for loan losses	23,838	32,087	34,623	37,944	42,005

Total assets	88,074	92,129	89,027	86,684	85,125
Consolidated obligations, net -
Discount notes	22,139	29,466	19,057	11,166	16,778
Bonds	58,225	55,305	62,642	67,727	61,107

Total consolidated obligations, net	80,364	84,771	81,699	78,893	77,885

Mandatorily redeemable capital stock	466	401	22	14	222
Total liabilities	85,696	89,842	85,958	83,588	80,975
Capital stock	2,328	2,386	2,661	2,587	3,759
Retained earnings [1]	708	540	659	619	534
Accumulated other comprehensive income (loss)	(658)	(639)	(251)	(110)	(143)
Total capital	2,378	2,287	3,069	3,096	4,150

Other Selected Data
Regulatory capital and Designated Amount of subordinated notes	$4,502	$4,327	$4,342	$4,220	$4,515
Regulatory capital to assets ratio [2]	5.11%	4.70%	4.88%	4.87%	5.30%
All FHLBs consolidated obligations outstanding (par)	$930,617	$1,251,542	$1,189,706	$951,990	$937,460
Number of members	792	816	841	858	881
Number of advance borrowers at December 31,	548	598	569	593	602
Headcount (full time)	320	313	337	450	440
Headcount (part time)	9	8	6	9	6
Advances as a percent of total assets	27%	41%	34%	30%	29%
MPF Loans as a percent of total assets	27%	35%	39%	44%	49%
[1]

Retained earnings for 2009 includes a cumulative effect non-credit impairment adjustment of $233 million recorded January 1, 2009. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

[2]

Regulatory capital to assets ratio is calculated as follows; regulatory capital (capital stock, mandatorily redeemable capital stock, and retained earnings) and Designated Amount of subordinated notes divided by total assets.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For the years ended December 31,	2009	2008	2007	2006	2005
Selected Statements of Income Data
Interest income	$2,956	$3,772	$4,479	$4,369	$3,542
Interest expense	2,376	3,570	4,217	3,953	3,035
Provision for (release of) credit losses	10	3	1	-	(3)

Net interest income	570	199	261	416	510
Non-interest income (loss)	(507)	(192)	3	(37)	(46)
Non-interest expense	128	126	131	118	131
Assessments	-	-	35	69	89

Net income (loss)	$(65)	$(119)	$98	$192	$244

Selected Ratios and Data - Annualized
Return on average assets	-0.07%	-0.13%	0.11%	0.22%	0.29%
Return on average equity	-3.24%	-4.13%	3.10%	5.20%	5.54%

Total average equity to average assets	2.23%	3.15%	3.60%	4.18%	5.21%
Non-interest expense to average assets	0.14%	0.14%	0.15%	0.13%	0.15%
Net interest margin on interest-earning assets	0.65%	0.22%	0.30%	0.48%	0.61%
Ratio of market to book	71%	-24%	46%	63%	80%
Return on average Regulatory Capital spread to a 3 month LIBOR index	-2.49%	-5.36%	-0.03%	1.32%	1.79%
Dividends declared [1]	$-	$-	$58	$107	$208
Annualized dividend rate declared	0.00%	0.00%	2.18%	3.08%	4.94%
Dividend payout ratio [2]	0%	0%	59%	56%	85%
[1]	During 2009 and 2008, our Board of Directors did not declare any dividends. See Retained Earnings and Dividends on page 59 for a summary of quarterly dividends.
[2]	The dividend payout ratio in this table equals the dividends declared in the year divided by net income for that year.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2009		2008		2007	2006	2005
Net income (loss)	$(65)		$(119)		$98	$192	$244
Total assessments	-		-		35	69	89
Interest portion of rental expense [1]	1		1		1	1	1
Interest expense on all indebtedness	2,376		3,570		4,217	3,953	3,035

Earnings, as adjusted	$2,312		$3,452		$4,351	$4,215	$3,369

Fixed charges:
Interest portion of rental expense [1]	$1		$1		$1	$1	$1
Interest expense on all indebtedness	2,376		3,570		4,217	3,953	3,035

Total fixed charges	$2,377		$3,571		$4,218	$3,954	$3,036

Ratio of earnings to fixed charges	n/a	[2]	n/a	[2]	1.03 : 1	1.07 : 1	1.11 : 1

[1]	Interest portion of rental expense is 20%, which approximates the imputed interest factor of the operating lease.
[2]	Earnings were insufficient to cover fixed charges by $65 million for 2009 and $119 million for 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Statements contained in this annual report, including statements describing the objectives, projections, estimates, or future predictions of management, may be “forward-looking statements”. These statements may use forward-looking terminology, such as “anticipates”, “believes”, “expects”, “could”, “estimates”, “may”, “should”, “will”, their negatives, or other variations of these terms. We caution that, by their nature, forward-looking statements involve risks and uncertainties related to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in these forward-looking statements and could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; general economic and market conditions, including the timing and volume of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral securing advances to our members; changes in the value of and risks associated with our investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections; changes in our ability or intent to hold mortgage-backed securities to maturity; changes in mortgage interest rates and prepayment speeds on mortgage assets; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; changes in the financial health of our members, including the resolution of some members by the FDIC; competitive forces, including the availability of other sources of funding for our members; changes to our capital structure from a new capital plan; our ability to attract and retain skilled employees; changes implemented by our new regulator and changes in the FHLB Act or applicable regulations as a result of the Housing Act or otherwise; the impact of new business strategies; our ability to successfully transition to a new business model and implement business process improvements; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; instability in the credit and debt markets and the effect on future funding costs, sources and availability; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services, including new types of collateral used to secure advances; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules; the volatility of reported results due to changes in the fair value of certain assets and liabilities; and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 21. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Impact of Credit Crisis and Slow Economy on Members and Bank

We began 2009 focused on the potential impact of the credit crisis and slowing economy on our members and on our balance sheet. Through careful monitoring of members’ financial conditions and their collateral positions, as well as coordination with banking regulators, we have successfully managed through 19 member resolutions without credit losses. We continue to work with many members challenged by the current environment, balancing the needs of individual members against the health of the overall member investment in the Bank.

Summary of Financial Results

We managed the potential negative impact of a government-supported lower-rate environment by restructuring our balance sheet, lowering our funding costs, improving our net interest income, and helping to position the Bank for consistent net interest income in the future. In addition, the restructuring of the balance sheet, along with a general improvement in credit spreads during the second half of 2009, have led to an improvement in our market value of equity.

Although we ended the year in an improved position relative to where we began it, we were still negatively impacted by other-than-temporary impairment (OTTI) charges against income related to our private-label MBS portfolio. Without these charges, the Bank would have earned a profit for 2009.

•

We recorded a net loss for 2009 of $65 million. While we have transformed our balance sheet composition with positive results on our net interest income, the $437 million OTTI charge on our private-label MBS more than offset improvements to our net interest income.

•

Advances outstanding at the year-end were $24.1 billion, 37% lower than the previous year-end level of $38.1 billion, as members’ borrowing needs changed dramatically. Member borrowing needs decreased significantly as the economic slowdown continued, member deposits increased, low-cost government alternatives were available to some, and members decreased their lending activities to shore up balance sheets negatively impacted by credit losses.

•	MPF Loans held in portfolio declined $8.3 billion (26%) to $23.8 billion as market response to governmental actions produced low mortgage rate levels leading to accelerated prepayments and refinancings.

•

We submitted an application to our regulator, the FHFA, to convert our capital stock to a Gramm-Leach-Bliley capital structure and are currently awaiting the results of their review of the proposed plan.

•	We awarded $8 million in grants through our competitive Affordable Housing Program and $4 million in assistance through our Downpayment Plus® Program.

•	We remain in compliance with all of our regulatory capital requirements.

Net Interest Income Improves Significantly

Net interest income was $570 million in 2009, an increase of 186% over net interest income of $199 million in 2008. During 2009, we called higher-cost long-term debt and replaced it with lower-cost debt. In addition, we had anticipated that the government’s quantitative easing program would accelerate the run-off of our MPF Loan portfolio as homeowners took advantage of the low mortgage rates and refinanced. With the support and approval of our Board and the FHFA, we embarked on a restructuring of the balance sheet to replace those MPF assets to positively impact net interest income. Specifically, we increased our investment in agency MBS and other investments we believe have lower credit risk to offset lower earnings from the run-off of the MPF Loan portfolio. In general, we have undertaken to increase the net interest income by increasing our investment portfolio, reducing the underlying interest-rate risk profile of the investment portfolio, lowering our funding costs, and simplifying the hedging activities associated with it. We believe the successful implementation of this asset replacement strategy and the results on our financial performance are integral to the Bank’s ability to generate a consistent earnings stream in the future.

MBS Portfolio Decline Continues, but Slows

Our investment in private-label MBS had a significant negative impact on financial results in 2009, with net OTTI charges of $437 million. As we reported in the first quarter of 2009, we early adopted new accounting guidance issued by the Financial Accounting Standards Board related to the accounting for impaired investment securities. With this change in the way we account for OTTI, we recorded a one-time adjustment of an increase in retained earnings of $233 million as of January 1, 2009. This methodology involves distinguishing between estimated credit losses

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

(those due to the timing and amount of cash received on the underlying securities) and non-credit losses (primarily the result of current market conditions). The credit loss is recognized in non-interest income; the non-credit loss is deferred in accumulated other comprehensive income (loss). While we may experience additional OTTI charges in the future as further discussed in Risk Factors on page 21, the steep decline in the value of the portfolio and the related impairment charges slowed in the fourth quarter.

Hedging Costs Fluctuate Due to Market Volatility and Balance Sheet Composition

The income (loss) from derivative and hedging activities fluctuated quarter-to-quarter during the year as rate volatility in the markets affected the sensitivity of our balance sheet to interest rate movements. For the year, we recognized a loss for derivative and hedging activities of $83 million compared to income of $45 million in 2008. In a very low rate environment, the prepayment risk associated with the MPF Loan portfolio increases, increasing the costs of hedging that portfolio. Ultimately, we expect that our moves to reduce the interest-rate risk of our investments will result in more consistent derivative and hedging costs.

Attention to Non-Interest Expense to Achieve Appropriate Scale

Our non-interest expense for the year remained essentially unchanged, increasing $2 million (2%) to $128 million. The costs of our move to new headquarters, including $4 million in lease termination costs and approximately $1 million of actual moving costs, are nonrecurring in nature and will not impact future periods. Further, in future years we anticipate significant savings in lease payments compared to prior years. We are also in the final phase of a major operating system conversion, which we expect will facilitate the streamlining of internal processes and expense savings in 2010 and beyond through operating efficiencies and lower staffing levels. Non-interest expense for 2009 also includes a $3 million contribution to our Affordable Housing Program (typically funded through an assessment against earnings).

Restructured Balance Sheet, Resized Balance Sheet

Advances fell $14.0 billion (37%) from $38.1 billion at year-end 2008 to $24.1 billion at year-end 2009. After a dramatic increase in advances during the credit crunch of 2008, our members’ borrowing needs have decreased as the economy slowed resulting in lower borrowing demand among their customers. In addition, their customer deposits increased, some members took advantage of the availability of government lending programs, and others paid down debt and reduced their overall lending levels to improve their capital positions after experiencing credit losses. Several members have been acquired by out-of-district financial institutions or have collapsed their charters in our district. As a result, their maturing advances will not be renewed. The level of total assets fell to $88.1 billion from $92.1 billion, which in part is a reflection of the lower advances level. We anticipate that the overall size of the Bank will continue to fall as MPF Loans continue to pay down and we seek to operate at the scale dictated by the level of our members’ borrowing needs.

Total MPF Loans held in portfolio were $23.8 billion at year-end 2009, a reduction of $8.3 billion (26%) from $32.1 billion at the previous year-end. While we expected reductions in the level of MPF Loans as a result of our 2008 decision not to acquire new MPF Loans for the Bank’s balance sheet, the accelerated pace of the portfolio reduction reflects the low level of mortgage rates throughout the year and accompanying prepayments and refinancings. We increased our allowance for loan loss from $5 million to $14 million consistent with the increase in our nonperforming and impaired MPF Loan amounts as further discussed in Allowance for MPF Loan Loss Methodology and Assumptions on page 65.

The MPF Xtra product continues to grow in popularity among our members, as well as the members of the FHLBs of Boston, Des Moines, and Pittsburgh. Since the inception of the program, 222 PFIs systemwide have funded more than $3.4 billion in loans. We expect to introduce other enhancements in the MPF Xtra product line in the future.

Member Credit Concerns

During 2009, 19 of our member institutions were placed into receivership with the FDIC by their regulator. At the time of their resolutions, we had a total of $460 million in advances and other credit outstanding to these members. Our model of securing advances with mortgage assets and securities has proven to be sound as we have not experienced any credit losses as a result of the resolutions. Our credit monitoring includes careful analysis of members’ financial condition in conjunction with enhanced collateral precautions. We have lowered our internally generated risk rating on many of our members this year and substantially increased the number of members listing and delivering collateral. The new collateral system we have used for nearly a year has helped us retrieve more timely data about collateral positions, an important component of our commitment to monitor the overall collateral position of our membership.

Commitment to Community Investment

Despite our operating loss this year, our Board of Directors approved a plan to accelerate $5 million in future AHP

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

contributions for use in 2010. We all recognize the importance of the competitive grant program and the down payment assistance efforts, especially in this economy. These programs are an integral component of our work to support members and member communities. In future years, we anticipate being able to fund the programs with allocations from earnings.

Outlook

We have submitted a capital stock conversion plan to our regulator and will notify our members and proceed with converting our stock as expeditiously as possible upon receipt of regulatory approval. As indicated on numerous occasions, we believe the stabilization of our capital base through conversion of our stock is a fundamental step in remediating the Bank, and we intend to do so as soon as we can.

In addition to our focus on serving our members directly through our products and services and on restoring our capital stability, we are also focused on improving the overall effectiveness and efficiency of our operations. The installation of a new member collateral system and substantial progress on the implementation of our core operating platform have provided a framework for reevaluating and restructuring the ways we operate. Our commitment is to improve the value we deliver to members, whether through the improved efficiencies and lower costs of our new space, streamlined processing, or enhanced product offerings.

While we have made progress in addressing the issues of the past, much remains to be done to transition the Bank to an advances bank. As we drive change at the Bank, our goals continue to be:

•	Return to profitability;

•	Stabilize our capital base through a capital stock conversion;

•	Grow retained earnings;

•	Simplify the business model and operations of the Bank; and,

•	Restore an appropriate dividend and full liquidity to our capital stock.

Results of Operations

Increase (Decrease) in Net Interest Due to Changes in Volume/Rates

The following table details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, the change due to the combined volume/rate variance has been allocated to rate.

	For the years ended 2009 versus 2008			For the years ended 2008 versus 2007
Increase (decrease) in net interest due to	Volume	Rate	Net Change	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$43	$(170)	$(127)	$(260)	$(170)	$(430)
Investment securities	471	(206)	265	124	(110)	14
Advances	(198)	(366)	(564)	446	(552)	(106)
MPF Loans held in portfolio	(318)	(72)	(390)	(133)	(52)	(185)

Total interest-earning assets	(2)	(814)	(816)	177	(884)	(707)

Liabilities and Capital
Interest bearing deposits	2	(20)	(18)	7	(35)	(28)
Securities sold under agreements to repurchase	-	(30)	(30)	-	(42)	(42)
Consolidated obligation discount notes	361	(652)	(291)	217	(492)	(275)
Consolidated obligation bonds	(820)	(35)	(855)	(52)	(250)	(302)
Mandatorily redeemable capital stock	-	-	-	-	-	-
Subordinated notes	-	-	-	-	-	-

Total interest-bearing liabilities	(457)	(737)	(1,194)	172	(819)	(647)

Net interest income on interest-earning assets before provision for credit losses	$455	$(77)	$378	$5	$(65)	$(60)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Average Balances/Net Interest Margin/Rates

The following table details the components of net interest income.

•

Average balances and yields/rates are computed using amortized cost balances. They do not include changes in fair value that are reflected as a component of AOCI, nor do they include the effect of OTTI related to non-credit losses. Non-accrual MPF Loans held in portfolio are included in average balances used to determine the yield.

•

Contractual interest and yield/rate are based on average amortized cost balances including premium and discount amortization of $53 million, $39 million, and $42 million on MPF Loans during the 12 months ended December 31, 2009, 2008 and 2007.

•

Total interest and effective yield/rate includes all other components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, prepayment fees, and credit enhancement fees. The impact on net interest income related to prior hedging activities is also shown separately as hedge accounting amortization.

For the year ended December 31, 2009	Average Balance	Total Interest	Effective Yield/ Rate	Contractual Interest		Hedge Accounting Amortization
				Income/ Expense	Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$8,006	$14	0.17%	$14	0.17%	$-
Investment securities	26,232	1,077	4.11%	1,103	4.20%	(1)
Advances	28,410	601	2.12%	846	2.98%	(73)
MPF Loans held in portfolio	26,901	1,264	4.70%	1,415	5.26%	4

Total Interest Income on Assets	89,549	2,956	3.30%	3,378	3.77%	(70)

Deposits	1,111	1	0.09%	1	0.09%	-
Securities sold under agreements to repurchase	1,200	26	2.17%	26	2.17%	-
Consolidated obligation discount notes	35,610	138	0.39%	119	0.33%	19
Consolidated obligation bonds	47,046	2,154	4.58%	2,051	4.36%	95
Mandatorily redeemable capital stock	430	-	0.00%	-	0.00%	-
Subordinated notes	1,000	57	5.70%	57	5.70%	-

Total Interest Expense on Liabilities	86,397	2,376	2.75%	2,254	2.61%	114

Net interest margin on interest earning assets	$89,549	$580	0.65%	$1,124	1.26%	$(184)

For the year ended December 31, 2008
Federal Funds sold and securities purchased under agreements to resell	$6,134	$141	2.30%	$141	2.30%	$-
Investment securities	16,598	812	4.89%	806	4.86%	-
Advances	34,241	1,165	3.40%	1,259	3.68%	(17)
MPF Loans held in portfolio	33,291	1,654	4.97%	1,763	5.30%	2

Total Interest Income on Assets	90,264	3,772	4.18%	3,969	4.40%	(15)

Deposits	996	19	1.91%	19	1.91%	-
Securities sold under agreements to repurchase	1,205	56	4.65%	56	4.65%	-
Consolidated obligation discount notes	19,353	429	2.22%	401	2.07%	28
Consolidated obligation bonds	64,681	3,009	4.65%	3,040	4.70%	34
Mandatorily redeemable capital stock	208	-	0.00%	-	0.00%	-
Subordinated notes	1,000	57	5.70%	57	5.70%	-

Total Interest Expense on Liabilities	87,443	3,570	4.08%	3,573	4.09%	62

Net interest margin on interest earning assets	$90,264	$202	0.22%	$396	0.44%	$(77)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

For the year ended December 31, 2007	Average Balance	Total Interest	Effective Yield/ Rate	Contractual Interest		Hedge Accounting Amortization
				Income/ Expense	Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$11,264	$571	5.07%	$571	5.07%	$-
Investment securities	14,365	798	5.56%	798	5.56%	-
Advances	25,346	1,271	5.01%	1,205	4.75%	26
MPF Loans held in portfolio	35,881	1,839	5.13%	1,898	5.29%	6

Total Interest Income on Assets	86,856	4,479	5.16%	4,472	5.15%	32

Deposits	863	47	5.45%	47	5.45%	-
Securities sold under agreements to repurchase	1,200	98	8.17%	98	8.17%	-
Consolidated obligation discount notes	14,786	704	4.76%	690	4.67%	13
Consolidated obligation bonds	65,713	3,311	5.04%	3,211	4.89%	21
Mandatorily redeemable capital stock	18	-	0.00%	-	0.00%	-
Subordinated notes	1,000	57	5.70%	57	5.70%	-

Total Interest Expense on Liabilities	83,580	4,217	5.05%	4,103	4.91%	34

Net interest margin on interest earning assets	$86,856	$262	0.30%	$369	0.42%	$(2)

Net Interest Income

Net interest income is the difference between interest income that we receive from advances, MPF Loans, investment securities and other highly liquid short-term investments (such as Federal Funds sold), and our funding costs, which include consolidated obligations, subordinated notes, and other borrowings.

2009 compared to 2008

The increase in total net interest income was principally due to the following:

•	During 2009, we continued to replace the maturities and prepayments of advances and mortgage assets with investments which we believe have low credit and market risk, and lower costs to hedge.

•

During the first six months of 2009, we continued to replace a portion of our longer-term, higher-rate consolidated obligation bonds with shorter-term, lower-rate discount notes. As a result, we were able to take advantage of the lower funding costs on short-term debt prior to the anticipated prepayment of our mortgage assets. However, during the last six months of 2009, we lengthened the term on our debt issuances as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis, and hedged callable debt issuance with shorter lock-out periods between issuance and first call date became more favorable than shorter-term discount notes on a relative cost basis.

The increase in net interest income was partially offset by the following:

•

Interest income from advances declined primarily as a result of reduced member demand for advances in 2009 compared to 2008. Lower yields in 2009 also affected our interest earned on advances. Members have reported decreased borrowing needs as the economy slowed resulting in lower borrowing demand among their customers and deposits increased. Some members utilized low cost government lending programs, and others decreased their lending activities in order to improve their capital positions. Additionally, a portion of our reduction was the result of the maturity of advances held by former members. While we have experienced reduced borrowing demand from our members, our reduction in advances was concentrated in three large institutions, two of which are former members. Advance prepayment fee activity in 2009 totaled $66 million compared to $18 million in 2008, as members prepaid their advances.

•

Interest income from MPF Loans declined as a result of increased principal paydowns and prepayment activity driven by the low mortgage rate environment in 2009 compared to 2008. As prepayments increased, the amount of net premium amortization expense being recognized also increased, which negatively impacted interest income from MPF Loans. In 2009, we recognized $53 million of net premium amortization expense, an increase of $14 million or 36% over 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•

We hedge our duration and convexity profile by using a combination of derivatives placed in hedge accounting relationships. As interest rates become more volatile, changes in our duration and convexity profile become more volatile. As a result, our level of hedging activity increased resulting in an increase in hedging costs. In particular, as our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain hedge accounting relationships were de-designated. This has resulted in hedge accounting adjustments of consolidated obligations, MPF Loans, and amounts in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments continued to negatively impact our net interest income in 2009.

We have a significant amount of unhedged consolidated obligation bonds with higher than current market rates of interest maturing or becoming callable in the upcoming 12 months. These potential calls and/or maturities total $9.6 billion at an average rate of 4.57%. We expect to replace this funding as needed at market rates, which are currently below the contractual interest being paid on those bonds.

2008 compared to 2007

The decrease in total net interest income was principally due to the following factors:

•

In the second half of 2007 and into the first quarter of 2008, we implemented a strategy to fund a portion of the MPF Loan portfolio with longer-term callable debt as previous debt matured to limit interest rate risk exposures as well as manage our duration and convexity risks. The interest rates of this longer term callable debt, as well as the rates of some of the non-callable debt, were significantly higher than the maturing debt being replaced. This resulted in us earning lower interest spreads during the year ended December 31, 2008 compared to 2007. One of our priorities during 2008 was to rebalance our debt portfolio to reduce interest expense while maintaining a prudent risk management profile. As a result of this priority, and the market’s appetite for shorter-term, high-quality investments, we began to call some of the higher-cost debt when we were able to and replaced it with lower-cost, shorter-term consolidated obligation bonds and discount notes. In addition, we replaced maturing term debt with short-term discount notes. These efforts contributed to the improved contractual net interest income (which excludes derivatives, hedge accounting amortization, and other adjustments) during 2008.

•

Negative yield adjustments related to consolidated obligations, MPF Loans, and amounts in accumulated other comprehensive income impacted our net interest income during 2008. We incurred increased net hedge accounting amortization charges of $77 million in 2008 compared to $2 million 2007.

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

The decrease in total net interest income was partially offset by the following:

•

The carrying value of Agency MBS increased to $13.0 billion as of December 31, 2008 from $5.0 billion as of December 31, 2007, which contributed to an increase in investment interest income. A portion of the funds used for these additional Agency MBS purchases came from funds previously invested in lower-yielding Federal Funds sold.

•	An increase in advance prepayment fees of $18 million in 2008, compared to less than $1 million in 2007.

•	A decline in MPF Loan credit enhancement fees paid to PFIs of $5 million, to $33 million in 2008, from $38 million in 2007.

•

The decline in the amortization of net premiums on our MPF Loan portfolio to $39 million in 2008, from $42 million in 2007, was due to the decline in MPF Loans outstanding and a moderate rate of prepayment activity.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Income Gain (Loss)

For the years ended December 31,	2009	2008	2007
Non-interest income gain (loss) on -
Other-than-temporary impairment charges, net	$(437)	$(292)	$-

Trading securities	(14)	18	22
Realized net gain (loss) on the sale of available-for-sale securities	19	10	1
Derivatives and hedging activities	(83)	45	(27)
Instruments held under fair value option	2	1	-

Early extinguishment of debt	(5)	20	-

Other, net	11	6	7

Total non-interest income gain (loss)	$(507)	$(192)	$3

2009 compared to 2008

Other-Than-Temporary Impairment

During 2009, we recognized OTTI charges on certain private-label MBS investments.

As of December 31, 2009, 55% of our MBS, with a carrying value of $11.9 billion and an amortized cost of $12.8 billion, are classified as held-to-maturity. Private-label MBS were $2.1 billion or 18% of the carrying value in this portfolio. We actively monitor the credit quality of our private-label MBS to evaluate our exposure to the risk of loss on these investments. For 2009, we recognized $400 million in OTTI charges in earnings related to credit losses on certain held-to-maturity private-label MBS after we determined that it was likely that we would not recover the entire amortized cost of each of these securities.

As of December 31, 2009, 45% of our MBS, with a carrying value and an amortized cost of $9.8 billion, are classified as available-for-sale. Of the carrying value, $82 million or 1% represents private-label MBS. For 2009, we recognized $37 million in OTTI charges in earnings related to credit losses on certain available-for-sale private-label MBS after we determined that it was likely that we would not recover the entire amortized cost of each of these securities. If unemployment rates or default, delinquency, or loss rates on mortgage loans continue to increase, or the decline in residential real estate values continues, we could experience further reduced yields or additional losses on these investment securities.

See Note 7 – Investment Securities to the financial statements and Critical Accounting Policies and Estimates on page 61 for further detail.

During 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI. The most significant change to our previous OTTI accounting relates to the amount of OTTI that is recognized into earnings. We adopted the new FASB guidance effective January 1, 2009 and in accordance with that guidance we recorded a cumulative effect adjustment increasing retained earnings of $233 million as of that date. Prior year results were not retroactively restated. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations for further information.

Derivatives and Hedging Activities

The income (loss) from derivatives and hedging activities fluctuated during the year as rate volatility in the markets affected the sensitivity of our balance sheet to interest rate movements. In a very low rate environment, the prepayment risk associated with the MPF portfolio increases, increasing the costs of hedging that portfolio.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our results from derivatives and hedging activities, in addition to the change in fair value on our economically hedged trading securities, are detailed in the following table:

	2009
For the year ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$7	$-	$(1)	$6
Consolidated Obligations	94	7	-	101
Trading securities	-	-	(7)	(7)
AFS securities	4	-	-	4
MPF Loans	(20)	-	(167)	(187)
Delivery commitments on MPF Loans	-	-	-	-

Total derivatives and hedging activities	$85	$7	$(175)	(83)

Change in fair value on trading securities				(14)

Total				$(97)

	2008
For the year ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$11	$-	$(4)	$7
Consolidated Obligations	(18)	(15)	3	(30)
Trading securities	-	-	(30)	(30)
AFS securities	-	-	-	-
MPF Loans	(15)	-	119	104
Delivery commitments on MPF Loans	-	-	(6)	(6)

Total derivatives and hedging activities	$(22)	$(15)	$82	45

Change in fair value on trading securities				18

Total				$63

The following discussion summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities noted in the previous table:

Fair Value Hedges

•

Fair value hedges of consolidated obligations resulted in a net gain for 2009. The majority of this gain resulted from the difference in rate sensitivities between interest rate swaps used as hedges and the consolidated obligation bonds being hedged by those swaps.

•

We recognized losses hedging the duration, convexity, and volatility of a portion of our MPF Loans during 2009 as the value of options we purchased to offset the prepayment option inherent in mortgages declined due to a decline in interest rate volatility and as the options neared expiration.

Economic Hedges

•

Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to hedge a portion of the duration and convexity risks of our MPF Loan portfolio and fixed rate mortgage assets. Throughout 2009 and 2008, we called a large portion of our callable debt and relied more on interest rate swaptions to hedge our MPF Loan portfolio. Rising interest rate volatility has a positive impact on the value of swaptions and may result in temporary gains being recognized. Likewise, lower interest rate volatility has a negative impact on the value of swaptions. During 2009, interest rate volatility fell and a loss was recognized for these swaptions.

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

2008 compared to 2007

Other-Than-Temporary Impairment

During 2008, we recognized other-than-temporary charges on certain private-label MBS investments. The impairment

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

charges were based upon the difference in the carrying value and estimated fair value of the affected MBS, as determined in an illiquid market. The estimated fair value was impacted predominately by the illiquidity in the market (liquidity spread) and secondarily by non-performance (credit spread).

In estimating our economic, or credit loss with respect to these MBS, we made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factored into our estimated future recovery of expected cash flows. As a result of applying OTTI accounting principles, a new accretable yield was calculated and amortized over the remaining life of the investment security in a prospective manner based on changes in the amount and timing of estimated future cash flows. We accreted $6 million into net interest income in 2008 related to previous other-than-temporary impairment charges taken in 2008.

Derivatives and Hedging Activities

Our results from derivatives and hedging activities, in addition to the change in fair value on our economically hedged trading securities, resulted in gains or losses as detailed in the following table:

	2008
For the years ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$11	$-	$(4)	$7
Consolidated obligations	(18)	(15)	3	(30)
Trading securities	-	-	(30)	(30)
AFS securities	-	-	-	-
MPF Loans	(15)	-	119	104
Delivery commitments on MPF Loans	-	-	(6)	(6)

Total derivatives and hedging activities	$(22)	$(15)	$82	45

Change in fair value on trading securities				18

Total				$63

	2007
For the years ended December 31,	Fair Value Hedges	Cash Flow Hedges	Economic Hedges	Total
Hedged Item-
Advances	$1	$-	$-	$1
Consolidated Obligations	(3)	-	-	(3)
Trading securities	-	-	-	-
AFS securities	-	-	(18)	(18)
MPF Loans	(8)	-	1	(7)
Delivery commitments on MPF Loans	-	-	-	-

Total derivatives and hedging activities	$(10)	$-	$(17)	(27)

Change in fair value on trading securities				22

Total				$(5)

Fair Value Hedges:

•

Fair value hedges of advances and consolidated obligation bonds resulted in a net loss of $7 million composed of an $11 million hedging gain on advances and an $18 million hedging loss on consolidated obligations. The variability in LIBOR rates, in addition to an increase in transaction costs throughout the year resulted in the net loss. When LIBOR trends lower, the value of the last floating rate setting of the swap rises, which results in a gain on the hedge relationship for advances. The reverse is true for consolidated obligation bonds. LIBOR rates were relatively flat during 2007, limiting the amount of advance and consolidated obligation bond fair value hedge ineffectiveness recognized in that period to a net loss of $2 million.

•

We recorded a loss of $15 million hedging the duration and convexity of a portion of our MPF Loans as the options purchased to offset the embedded prepayment option declined in value as the option neared expiration.

Cash Flow Hedges:

•

We recorded $15 million in losses from cash flow hedges of consolidated obligations. A net loss of $6 million was recognized into derivatives and hedging activities as a result of hedging costs we incurred in connection with failed forecasted transactions. Additionally, we recognized a total of $9 million in losses in derivatives and hedging activities when we

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

extinguished non-callable bonds prior to their stated maturity dates. The losses had been deferred in AOCI related to prior cash flow hedges of consolidated obligation bonds.

Economic Hedges:

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

•

We recorded a $4 million loss on economic hedges of advances and a $3 million gain on consolidated obligation hedges during 2008. The losses from economically hedged advances were mainly the result of the ineffectiveness recorded related to the dedesignation of fair value hedge relationships as new derivatives were traded to replace derivatives unwound as part of the settlement with Lehman Brothers. Due to the short-term nature of some of these replacements, economic hedging was elected instead of fair value hedging. The gain on consolidated obligation economic hedges was the result of the decision not to terminate certain derivatives contracts upon the extinguishment of a fair value hedged consolidated obligation bond. Historically we have terminated derivative contracts at the time a consolidated obligation bond was extinguished or transferred; however, in 2008 the economics did not always favor the termination of the derivative in such situations. In 2007, we did not record a gain or loss on economically hedged advances or consolidated obligation bonds.

Early Extinguishment of Debt

During 2009 and 2008, we extinguished a portion of our term debt as part of our continued focus on improving net interest margin through the use of lower-cost, shorter-term funding alternatives. Also, the anticipated increase in prepayment activity on our mortgage assets reduced our need for term funding. We recognized a loss of $5 million on early debt extinguishments in 2009, compared to a gain of $20 million in 2008. We had no gains or losses on early debt extinguishments in 2007.

Non-Interest Expense

For the years ended December 31,	2009	2008	2007
Non-interest expense -
Compensation and benefits -
Wages	$34	$35	$38
Benefits	16	11	16
Incentive plans	10	8	9
Severance	2	9	7

Compensation and benefits	62	63	70

Professional fees	14	13	13
Amortization and depreciation	15	16	19
Finance Board/Finance Agency & Office of Finance expenses	6	5	5
Other expense -
Occupancy costs	4	4	4
Lease termination and relocation costs	4	1	-
Other MPF expenses	8	8	6
Contribution to AHP	3	-	-
Other operating expenses	12	16	14

Other expense	31	29	24

Total non-interest expense	$128	$126	$131

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

2009 compared to 2008

Non-interest expense increased slightly in 2009 compared to 2008. Overall compensation and benefits declined by 2%. This decrease reflects a reduction in severance costs in 2009 compared to 2008, partially offset by an increase in our pension costs due to worsened economic conditions in 2009. We expect this increased pension cost to be non-recurring unless economic conditions were to further substantially deteriorate. Additionally, although certain executive officers would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified performance criteria of the plan, following the recommendation of the President and CEO, the Board of Directors exercised its discretion and made no awards in 2009 or 2008 under the plan given the Bank’s financial performance.

Professional fees increased as we continue to improve our systems and operations by investing in automation and process redesign. Future professional fees may temporarily offset expense reductions, with a long-term goal of decreasing expenses.

Amortization and depreciation decreased as assets related to our previous headquarter location were retired.

Finance Agency and Office of Finance costs increased slightly as those entities have added personnel and/or systems improvements which are allocated to each of the 12 FHLBs on a pro rata basis.

Other expenses increased for 2009 compared to 2008. We recorded $3 million in expense related to our AHP set-aside programs in 2009. In late 2008, our Board of Directors approved an allocation to fund community investment in 2009, although we were not required to make a contribution to AHP. We also incurred $4 million of lease termination fees as the result of our decision to move to a smaller, more economical space during the third quarter of 2009. We expect that our lower rent expense at the new location and the consolidation of our operations will contribute to reducing our future operating expenses.

2008 compared to 2007

Non-interest expense decreased in 2008 compared to 2007. Compensation and benefits decreased as we reduced total full-time and part-time staff to 321 employees as of December 31, 2008 from 343 at December 31, 2007. Other operating expenses increased in 2008 primarily due to a decline in gains recognized on the sale of real estate owned.

Additionally, although certain executive officers would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified performance criteria of the plan, following the recommendation of the President and CEO, the Board of Directors exercised its discretion and made no awards under the plan given the Bank’s recent financial performance. This reduced the amount of incentive compensation expense incurred by the Bank in 2008 compared to 2007.

Assessments

AHP and REFCORP assessments are calculated as a percentage of income before assessments, on an annualized year-to-date basis. Losses in one quarter may be used to offset income in other quarters, but only within the same calendar year. Losses for an entire year can not be carried back or carried forward and used as a credit against other years.

For 2009 and 2008 we had net losses. As a result, we recorded no assessments. This net loss cannot be carried back and used as a credit against previous assessments we paid, nor can it be carried forward and used as a credit against future income.

We adopted new OTTI accounting guidance effective January 1, 2009. The initial effect of adoption was to recognize a cumulative effect adjustment to the opening balance of our retained earnings of $233 million. This adjustment had no impact on our AHP or REFCORP expense or accruals.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

All comparisons in the following narrative in this section are based on the below table, comparing December 31, 2009 to December 31, 2008 unless otherwise stated.

As of December 31,	2009	2008
Cash and due from banks	$2,823	$130
Federal Funds sold and securities purchased under agreement to resell	2,715	1,580
Investment securities	34,078	19,603
Advances	24,148	38,140
MPF Loans held in portfolio, net	23,838	32,087
Other	472	589

Total assets	$88,074	$92,129

Consolidated obligation discount notes	$22,139	$29,466
Consolidated obligation bonds	58,225	55,305
Subordinated notes	1,000	1,000
Other	4,332	4,071

Total liabilities	85,696	89,842

Capital stock	2,328	2,386
Retained earnings	708	540
Accumulated other comprehensive income (loss)	(658)	(639)

Total capital	2,378	2,287

Total liabilities and capital	$88,074	$92,129

Regulatory capital stock plus Designated Amount of subordinated notes	$3,794	$3,787

Cash and due from banks

We held excess cash directly at the Federal Reserve Bank at December 31, 2009 due to a lack of favorable overnight investment alternatives as compared to 2008.

Federal Funds Sold and Securities Purchased under Agreements to Resell

Outstanding Federal Funds sold and securities purchased under agreements to resell increased as advances and mortgage-related assets paid down.

Investment Securities

Consistent with our strategy of reinvesting proceeds from the pay downs in advances and mortgage assets we continued to replace the maturities, principal paydowns, and prepayments of advances and mortgage assets with alternative investments which we believe have low credit and market risk, and lower costs to hedge.

We experienced further credit deterioration within our private-label MBS portfolio which resulted in additional write-downs in the carrying value of our investment securities. During 2009, the gross amount of OTTI charges reduced the carrying value of our investment securities by $1.4 billion.

The following table summarizes our investment securities by issuer with a carrying value exceeding 10% of our total capital:

Issuer as of December 31, 2009	Carrying Value	Fair Market Value
Fannie Mae	$12,976	$13,294
Freddie Mac	5,600	5,774
SLM Student Loan Trust SLMA 2009-1 A	2,359	2,359
SLM Student Loan Trust SLMA 2009-2 A	1,981	1,981
SLCLT 2009-1 Student Loan ABS	1,957	1,957
Ginnie Mae	1,938	1,941
SLC 2009-3	1,432	1,432
SLM Student Loan Trust SLMA 2009-1 A1	1,160	1,160
Citibank, NA (TLGP)	406	406
All Others	4,269	4,430

Total Investment securities	$34,078	$34,734

At December 31, 2009 and 2008, we did not hold any collateralized debt obligation (CDO) securities.

Advances

The following table sets forth the outstanding par amount of advances of the five largest advance borrowers:

	Five Largest Advance Borrowers
December 31,	2009
	Par	%
Harris National Association	$2,375	10%
Bank of America, National Association [1]	2,251	9%
M & I Marshall & Ilsley Bank	2,251	9%
State Farm Bank, F.S.B.	1,400	6%
PNC Bank, National Association [2]	1,310	5%
All other borrowers	14,290	61%

Total advances at par	$23,877	100%

[1]	Formerly LaSalle Bank, N.A., became ineligible for membership due to an out-of-district merger into Bank of America, N.A. effective October 17, 2008.
[2]

Formerly MidAmerica Bank, FSB, became ineligible for membership due to an out-of-district merger into National City Bank, effective February 9, 2008. Effective November 6, 2009, National City Bank merged into PNC Bank, National Association.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Advances declined from year-end 2008 to 2009, a reversal of the upward trend in advances over the course of 2008. Liquidity in the marketplace, and member demand for advances and advance repayments by former members were the major factors for the decrease. Members have reported decreased borrowing needs as the economy slowed resulting in lower borrowing demand among their customers, deposits increased, members utilized low cost government lending programs, and others decreased their lending activities in order to improve their capital positions.

MPF Loans Held in Portfolio, net

The low mortgage rate environment in 2009 made it economical for a greater number of existing borrowers to refinance their mortgages during the year. As a result, we experienced higher levels of prepayments of MPF Loans during 2009 than we did in 2008. However, the pace of prepayments relative to the low rate environment was not as high as we expected due to the more restrictive lending practices that resulted from the economic crisis and general state of the overall economy and housing markets. Therefore, we experienced fewer mortgage loan prepayments than we expected at such low mortgage rate levels. If mortgage rates remain at historically low levels, we would expect prepayments to remain high. However, if mortgage rates increase, we would expect prepayments on our MPF Loan portfolio to slow. We cannot predict the extent to which future mortgage rates will rise or fall or their impact on our MPF Loan portfolio. See Risk Factors on page 21.

In 2008, we discontinued acquiring MPF Loans for our portfolio, except for immaterial amounts to support affordable housing that are guaranteed by RHS or insured by HUD. However, the volume of MPF Loans purchased under the MPF Xtra product from our members (and from the members of other FHLBs) which are concurrently sold to Fannie Mae, continues to grow. MPF Xtra product volume totaled $3.3 billion for 2009 compared to $72 million for 2008. MPF Xtra purchases started in the fourth quarter of 2008. For a description of the MPF Xtra product, see Credit Risk-MPF Loans on page 74.

The following tables summarize MPF Loans held in portfolio by property and product type:

Property Type	2009	2008
Single Family Residence	88%	89%
Planned Urban Development	6%	6%
Condominium	5%	4%
Two to Four Unit Property	1%	1%

Total by property type	100%	100%

As of December 31, 2009	Medium Term [1]	Long Term [2]	Total
MPF Program type-
Conventional loans-
Original MPF	$1,108	$2,411	$3,519
MPF 100	1,101	1,911	3,012
MPF 125	209	460	669
MPF Plus	4,808	8,106	12,914
Government [3]	188	3,243	3,431

Total par value of MPF Loans	$7,414	$16,131	23,545

Agent Fees; premium (discount)			96
Loan commitment basis adjustment			(12)
Hedging adjustments			220
Receivable from future performance credit enhancement fees			3
Allowance for loan losses			(14)

Total MPF Loans held in portfolio, net			$23,838

As of December 31, 2008	Medium Term [1]	Long Term [2]	Total
MPF Program type -
Conventional loans -
Original MPF	$1,639	$3,967	$5,606
MPF 100	1,608	3,100	4,708
MPF 125	304	725	1,029
MPF Plus	6,106	10,105	16,211
Government [3]	230	3,861	4,091

Total par value of MPF Loans	$9,887	$21,758	31,645

Agent Fees; premium (discount)			150
Loan commitment basis adjustment			(16)
Hedging adjustments			311
Receivable from future performance credit enhancement fees			2
Allowance for loan losses			(5)

Total MPF Loans held in portfolio, net			$32,087

[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.
[3]	Government is comprised of FHA- or HUD-insured and VA- or RHS-guaranteed government loans.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize information related to our net premium (discount) and hedge accounting cumulative basis adjustments on MPF Loans:

Years ended December 31,	2009	2008	2007
Net premium amortization expense	$53	$39	$42
Net amortization expense (income) of closed basis adjustments	(4)	(2)	(6)

As of December 31,	2009	2008
Net premium balance on MPF Loans	$96	$150
Cumulative basis adjustments on MPF Loans [1]	208	295
Cumulative basis adjustments closed portion	1	(4)
MPF Loans, par balance	23,545	31,645
Premium balance as a percent of MPF Loans	0.41%	0.47%
[1]	Includes hedge accounting adjustments and loan commitment basis adjustments.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to the write-off of the open portion of any remaining hedging basis adjustments on MPF Loans paid down in 2009.

Most MPF Loans held on our balance sheet carry a premium or discount, though MPF Loans are typically purchased at a premium.

We hedge a portion of our MPF Loan portfolio in accordance with generally accepted accounting principles, creating hedging adjustments on MPF Loans. When the hedge relationships are discontinued, the closed portion of any remaining hedge adjustments is amortized into interest income, similar to premiums and discounts. Premiums, discounts, and the closed portion of hedge accounting adjustments are amortized over the contractual life of the individual MPF Loans which causes variability in interest income as interest rates rise or fall and related mortgage prepayment activity fluctuates.

PFI repurchases of MPF Loans held in our portfolio as a result of a PFI’s breach of a representation or warranty were not material for 2009. Under the MPF Xtra product during 2009, we were required to repurchase $2 million in MPF Xtra Loans from Fannie Mae, which in turn were repurchased by the PFIs. We incurred no losses on these repurchases. We had no material repurchases in 2008.

Assets, Other

Assets, other consists primarily of interest receivable, which declined as a result of both a decline in interest-earning assets outstanding and declining interest rates.

Consolidated Obligation Bonds and Discount Notes

During the first six months of 2009, we continued to replace a portion of our longer-term, higher-rate consolidated obligation bonds with shorter-term, lower-rate discount notes. As a result, we were able to take advantage of the lower funding costs on short-term debt prior to the anticipated prepayment of our mortgage assets. However, during the last six months of 2009 we lengthened the term on our debt issuances as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis, and hedged callable debt issuance with shorter lock-out periods between issuance and first call date became more favorable than shorter-term discount notes on a relative cost basis.

The following shows our net issuances (redemptions) by type of consolidated obligations issued (redeemed):

For the year ended December 31,	2009	2008	2007
Net discount note
proceeds (payments)	$(7,322)	$10,422	$7,900
Net bond
proceeds (payments)	3,619	(7,672)	(5,291)

Net consolidated obligation
proceeds (payments)	$(3,703)	$2,750	$2,609

Liabilities, Other

Other liabilities increased, mostly due to $497 million of investment securities which were purchased but not yet settled as of December 31, 2009. We did not have any unsettled securities at December 31, 2008.

Total Capital

See Capital Resources starting on page 56 for a detailed analysis of the changes in our total capital.

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

Liquidity Measures

We use three different measures of liquidity as follows:

Overnight Liquidity – During 2009, our Asset/Liability Management Policy (ALM Policy) required us to maintain overnight liquid assets at least equal to 3.5% of total assets, a level which may be revised by our Asset/Liability Committee. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, and paydowns of advances and MPF Loans with one day to maturity. As of December 31, 2009, our overnight liquidity was $5.7 billion, or 6.5% of assets, giving us excess overnight liquidity of $2.6 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2009, we had excess liquidity of $19.0 billion to support member deposits.

Contingency Liquidity – FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a nationally recognized statistical rating organization. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $8.2 billion as of December 31, 2009.

In addition to the liquidity measures discussed above, the FHFA provided additional guidance, effective March 6, 2009, requiring us to maintain liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we can not access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we can not access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. We may fund certain overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see Risk Factors on page 21.

Based upon our excess liquidity position described above under Liquidity Measures, we anticipate remaining in compliance with our liquidity requirements.

Government Sponsored Enterprise Credit Facility

In September 2008, pursuant to temporary authority in the Housing Act, the U.S. Treasury established a lending facility designed to provide secured funding on an as needed basis to the housing GSEs, including the FHLBs. In connection with this lending facility, we entered into a Lending Agreement with the Treasury, which was identical to lending agreements entered into by the other 11 FHLBs. The U.S. Treasury’s lending facility for the FHLBs and our Lending Agreement with the Treasury expired on December 31, 2009. Any extensions of credit under this facility to the FHLBs, or any FHLB, were designed to be consolidated obligations, which are the joint and several liability of all 12 of the FHLBs. The maximum amount of borrowings by any FHLB under the lending facility was based on the amount of eligible collateral, which included advances and certain MBS, pledged by that FHLB. During the term of the facility, each FHLB was required to submit to the U.S. Treasury a list of eligible collateral, updated on a weekly basis. We did not access funding through this facility.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Federal Reserve Board’s Payments System Risk Policy.  Under the Federal Reserve Board’s Payments System Risk Policy, Federal Reserve Banks release GSE debt principal and interest payments to investors only when the issuer’s account contains sufficient funds to cover these payments. If a GSE issuer’s principal and interest is not received by the Federal Reserve Bank by specified daily cutoff times, a default event would occur. We have entered into an agreement with the other FHLBs and the Office of Finance regarding the intraday funding and liquidity process to provide a mechanism for the FHLBs to provide liquidity in the event of a failure by one or more FHLBs to timely meet their obligations to make payments on consolidated obligations. The process includes issuing overnight consolidated obligations directly to a FHLB that provides funds to avert a shortfall in the timely payment of principal and interest on any consolidated obligations. We may increase our liquidity ratio for the month of July each year to mitigate the risk that we are required to fund under the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement. Through the date of this report, no FHLB has been required to fund under this contingency agreement.

Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2009, the FHLB consolidated obligations are AAA/Aaa rated by S&P and Moody’s. Consolidated obligations enjoy GSE status although they are not obligations of the United States and the United States does not guarantee them. The GSE status and favorable credit rating have historically provided us with access to capital markets.

On July 1, 2009, S&P upgraded our counterparty credit rating from AA/A-1+ to AA+/A-1+ (long-term/short-term) with a stable outlook. As of February 28, 2010, our S&P ratings remain unchanged and Moody’s long term rating on our counterparty credit remains at Aaa.

Conditions in Financial Markets

Housing and financial markets have been in tremendous turmoil since the middle of 2007, and the U.S. economy has been in a recession. Although the U.S. Department of Commerce estimated that the gross domestic product grew for the first time in over a year during the third quarter of 2009, economic conditions and the ongoing uncertainty about the depth and duration of the financial crisis and the recession continued to affect our business, as well as that of our members, during 2009.

History may reflect on 2009 as a year of stabilization and healing for the financial markets. Government programs that were put in place the previous year worked to instill confidence in the credit markets and get capital flowing once again. As further evidence of the stabilization of the credit markets, some government programs expired during 2009 without significant effect on the markets.

During the fourth quarter of 2009, the Federal Reserve Board (Federal Reserve) continued to support the capital markets through the purchase of GSE term debt, agency MBS, and U.S. Treasury securities. Through December 31, 2009, the Federal Reserve purchased approximately $160 billion in GSE term debt, or almost 91% of the $175 billion allocated to this program; including $34.4 billion of FHLB mandated global fixed-rate consolidated obligation bonds. The Federal Reserve has announced that it anticipates completing its GSE debt purchases by the end of the first quarter of 2010. As the U.S. government withdraws its support for the debt markets, our funding costs may increase. In addition, proposed changes to the rules that govern money market funds could decrease demand for agency discount notes, which may negatively impact our funding costs.

During the first quarter of 2009, many investors maintained a defensive posture toward both credit and spread risk with a preference for short-term higher quality investments, and we issued short-term discount notes which traded at lower rates relative to LIBOR to meet this demand. We further increased our issuance of discount notes during the second quarter of 2009 as investor demand for competitively auctioned discount notes increased as market volatility decreased.

Consolidated obligation bond funding costs for the FHLBs began improving and we began to issue shorter-term callable consolidated obligation bonds during the second quarter of 2009. As spreads between LIBOR and funding costs on our discount notes returned to more normal levels during the last six months of the year, we relied less on discount notes than during the first six months of 2009. During the latter half of 2009, we lengthened the term on our debt issuances as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis and longer-term consolidated obligation bonds of primarily two to three year maturities became more favorable than shorter-term discount notes on a relative cost basis. We also issued callable consolidated obligation bonds, including those with step-up rates that will increase at fixed amounts on predetermined dates. Because the rates on these bonds will step up as interest rates increase, demand for these bonds has increased as investors view them as a hedge against potential inflation and any corresponding increase in interest rates.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

With credit markets gradually returning to normalcy, short-term funding remained accessible and attractively priced for the FHLBs despite general worries over consumer and commercial credit.

Sources of Funding

Although we had a net loss of $65 million for the year ending 2009, our operating activities provided $10 million in net cash flows during 2009. A significant amount of our losses, such as OTTI charges, represent non-cash items. In particular, on a net basis, we had non-cash adjustments of $75 million. Our net cash provided in investing activities of $6.2 billion reflects repayments of advances and MPF Loan principal collections, which were partially offset by investment security purchases. Our net cash used in financing activities of $3.6 billion reflects our decreased funding needs given the net change in advances and principal paydowns from MPF Loans.

Our outstanding consolidated obligation bonds increased $3.6 billion at December 31, 2009, while discount notes decreased $7.3 billion compared to December 31, 2008. The change in our debt position highlights our shift from shorter term discount notes to longer term consolidated obligation bonds as longer term funding became more favorable on a relative cost basis. Deposits increased $245 million at December 31, 2009, compared to 2008, as members held excess liquidity.

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

•	other securities that are rated Aaa by Moody’s or AAA by S&P.

Any assets subject to a lien or pledge for the benefit of holders of an issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of calculating compliance with this requirement. We were in compliance with this requirement at all times during 2009. At December 31, 2009, the Bank had eligible assets free from pledges of $85.9 billion, compared to its participation in outstanding consolidated obligations of $80.4 billion.

The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides us with information on capital market developments, manages our relationship with ratings agencies with respect to consolidated obligations, and prepares the FHLBs’ combined quarterly and annual financial statements.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	2009
December 31, (par value)	Bonds	Discount Notes	Total
FHLB System	$732,040	$198,577	$930,617
FHLB Chicago as primary obligor	$58,742	$22,144	$80,886
As a percent of the FHLB System	8.0%	11.2%	8.7%

	2008
December 31, (par value)	Bonds	Discount Notes	Total
FHLB System	$810,424	$441,118	$1,251,542
FHLB Chicago as primary obligor	$55,137	$29,484	$84,621
As a percent of the FHLB System	6.8%	6.7%	6.8%

We also use a limited amount of repurchase agreements as a source of funding and identify these transactions as long-term borrowings. We are required to deliver additional collateral should the market value of the underlying securities decrease below the market value required as collateral.

Consolidated Obligation Bonds

Consolidated obligation bonds (bonds) satisfy term funding requirements and are issued under various programs. The maturities of these securities may range from one to 30 years, but the maturities are not subject to any statutory or regulatory limit. The bonds can be fixed or adjustable rate, and callable or non-callable. We also offer fixed-rate, non-callable (bullet) bonds via the FHLBs’ Tap issue

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

program. This program uses specific maturities that may be reopened daily during a three month period through competitive auctions. The goal of the Tap program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity. The Tap issue program aggregates the most common maturities issued over a three month period rather than frequently bringing numerous small bond issues of similar maturities to market. Tap issues generally remain open for three months, after which they are closed and a new series of Tap issuances is opened to replace them. The Tap issue program has reduced the number of separate bullet bonds issued.

Although we predominantly issue fixed-rate bullet and callable bonds, we may issue bonds that have adjustable rates, step-up rates that step-up or increase at fixed amounts on predetermined dates, zero-coupons, and other types of rates. Bonds are issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling groups.

We receive 100% of the net proceeds of a bond issued via direct negotiation with underwriters of FHLB debt when we are the only FHLB involved in the negotiation; we are the sole FHLB that is primary obligor on the bond in those cases. When we and one or more other FHLBs jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLBs; in those cases, we are primary obligor for the pro rata portion of the bond based on proceeds received. The majority of our bond issuance is conducted via direct negotiation with underwriters of the FHLB bonds, some with, and some without participation by other FHLBs.

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

In January 2009, the FHLB System, through the Office of Finance, implemented a scheduled monthly issuance of global fixed-rate consolidated bonds through the Global Issuances Program, which attracted strong investor interest beginning in the second quarter of 2009. As part of this process, management from each FHLB determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBs’ orders do not meet the minimum debt issuance size, each FHLB receives an allocation of proceeds equal to the larger of the FHLB’s commitment or the ratio of the individual FHLB’s capital to total capital of all of the FHLBs. If the FHLBs’ commitments exceed the minimum debt issuance size, then the proceeds are allocated based on actual commitment amount.

During the year ended December 31, 2009, the FHLB System issued a total of $39 billion in fixed-rate bonds with maturities from two to three years under this calendar-date mandated global bond process. We issued nearly $1.6 billion under the Global Issuances Program in 2009.

Consolidated obligation bonds constitute the largest portion of our funding. At December 31, 2009, bonds represented 72% of the total consolidated obligations (bonds and notes) outstanding, up from 65% at December 31, 2008. During 2009, we called higher-cost long-term debt and replaced it with lower cost debt. Specifically, as market opportunities for term debt improved during the latter half of 2009, we shifted our focus towards issuing longer-term consolidated obligation bonds.

Consolidated Obligation Discount Notes

The FHLBs sell consolidated obligation discount notes (discount notes) in the capital markets to provide short–term funds for advances to members, for seasonal and cyclical fluctuations in savings flows, and for mortgage financing and short-term investments. Discount notes have maturities up to 360 days and are sold through a selling group and through other authorized securities dealers. Discount notes are sold at a discount and mature at par.

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

Our balance in short-term discount notes decreased $7.3 billion as of December 31, 2009, compared to December 31, 2008 as we replaced a portion of maturing discount notes during the year with longer-term step-up and callable bonds as such instruments became more favorable than shorter-term discount notes on a relative cost basis. Discount notes comprised 28% of outstanding consolidated obligations at December 31, 2009.

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

In 2009 we recognized a $5 million loss on the extinguishment of consolidated obligations, as a result of a debt transfer to another FHLB. We recognized a $1 million gain in 2008 and no debt extinguishments or debt transfers in 2007.

Subordinated Notes

Under the FHLB Act, no FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, on June 13, 2006, we issued $1 billion of subordinated notes which mature on June 13, 2016. The subordinated notes were rated Aa2 by Moody’s and AA- by S&P at the time of issuance. In June 2008 S&P lowered its credit rating on our subordinated notes to A+. In May 2009, Moody’s lowered its rating on our subordinated notes to A2 with a stable outlook. As of February 28, 2010, the ratings by S&P have remained unchanged at A+ and Moody’s remains unchanged at A2.

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

Senior liabilities do not include our existing and future liabilities related to payments of junior equity claims (payments to, and redemptions of shares from, holders of our capital stock are referred to as junior equity claims) and payments to, or redemption of shares from, any holder of our capital stock that is barred or required to be deferred for any reason, such as noncompliance with any minimum regulatory capital requirement applicable to us. Also, senior liabilities do not include any liability that, by its terms, expressly ranks equal with or junior to the subordinated notes. Pursuant to the regulatory order approving the issuance of subordinated notes, we will not make any payment to, or redeem shares from, any holder of capital stock that we are obligated to make, on or after any applicable interest payment date or the maturity date of the subordinated notes unless we have paid, in full, all interest and principal due in respect of the subordinated notes on a particular date.

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

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2009 we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

Deposits

We accept deposits from our members, institutions eligible to become our members, institutions for which we are providing correspondent services, other FHLBs, and other government instrumentalities such as the FDIC. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to deposits see Liquidity Measures on page 51.

Capital Resources

Current Capital Rules

Under the FHLB Act, our members are currently required to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year end, or 5% of their outstanding advances, with a minimum purchase of $500. Members may hold capital stock in excess of the foregoing statutory requirement (voluntary capital stock). However, we no longer accept new voluntary stock investments in capital stock.

Our capital stock is redeemable at the option of a member on a six month written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements and the Deputy Director has approved the redemption, as required by the C&D order and further discussed below. Members that withdraw from membership must wait five years before being readmitted.

Pursuant to the C&D Order we entered into with the Finance Board on October 10, 2007, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, who may approve our request for such approval if he determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations.

On July 24, 2008, the Finance Board amended the C&D Order to allow us to repurchase or redeem capital stock from members purchased in connection with new advance borrowings when advances are repaid and a member’s required capital stock amount decreases. In implementing the C&D Order amendment, we have established a capital stock floor for each member as of the close of business on July 23, 2008, which is the amount of capital stock held by each member at that time. To the extent that a member’s stock purchases after this date cause the member’s total capital stock balance to exceed this floor, the member will be able to redeem this incremental capital stock if it later becomes excess stock. When we perform our annual recalculation of a member’s stock requirement based on its mortgage assets, a new floor will be calculated based on the old floor capital stock base amount plus any amount of incremental capital stock required to be purchased as a result of this recalculation. New members will be assigned a capital stock floor at the time they purchase the required membership capital stock.

The Gramm-Leach-Bliley Act of 1999 (GLB Act) requires us to create a new capital structure, as further discussed in GLB Act Requirements below. Until such time as we fully implement a new capital plan, the following capital rules remain in effect.

Minimum Regulatory Capital Requirements

We are currently subject to minimum regulatory leverage and other regulatory capital requirements pursuant to FHFA capital regulations and the C&D Order. For a discussion of these minimum regulatory capital ratio and regulatory capital stock plus subordinated notes requirements see Note 19 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

In connection with our regulatory approval to issue subordinated notes we are permitted to include a percentage of the outstanding principal amount of the subordinated notes (Designated Amount) in determining compliance with our regulatory capital ratio, minimum regulatory capital stock and Designated Amount of subordinated notes requirement, and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities, and unsecured credit, subject to phase-outs beginning in the sixth year as set forth in Note 16 – Subordinated Notes to the financial statements.

Final Rule on Capital Classifications

Effective August 4, 2009, the FHFA promulgated a final rule on capital classifications and critical capital levels for the FHLBs, under which we are adequately capitalized. For further discussion see Legislative and Regulatory Developments – Final Capital Rule on page 17.

GLB Act Requirements

We are required to implement a new capital plan under the GLB Act. Once we implement a new capital plan, we will be subject to post-GLB Act regulatory leverage ratio and risk-based capital requirements. The Finance Board originally approved our capital plan on June 12, 2002. While under the Written Agreement with the Finance Board, we delayed implementation of a new capital plan until a time mutually agreed upon between us and the Finance Board. As required by the C&D Order we submitted a capital plan and implementation strategies in February 2008 to provide for the conversion of our capital stock under the GLB Act. We have subsequently submitted revisions to the capital plan and implementation strategies to the FHFA as a result of on-going discussions with the FHFA regarding the anticipated conversion of our capital stock under the GLB Act. No final decision has yet been received from the FHFA. While we cannot predict when a plan may be approved, we believe that stabilization of our capital base through conversion of our capital stock is a fundamental step in remediating the Bank and we are committed to doing so as soon as we can.

The GLB Act authorizes us to have two classes of capital stock and each class may have sub-classes. Class A capital stock is conditionally redeemable on six months’ written notice from the member and Class B capital stock is conditionally redeemable on five years’ written notice from the member. The GLB Act made membership voluntary for all members. Members that withdraw from membership may not rejoin for five years after divesting all shares held in an FHLB. We anticipate that our new capital plan will provide for the conversion of our current capital stock to one or more classes of Class B capital stock with a five-year redemption period consistent with the requirements of the GLB Act. We cannot predict how an approved capital plan may impact members who have submitted withdrawal notices and not yet withdrawn from membership or former members that continue to hold capital stock. For a discussion of potential changes to our members’ rights under a new capital plan, see page 21 of the Risk Factors section.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

When the FHLB has achieved compliance with these requirements, the Regulatory Leverage Limit will cease to apply to the FHLB. See Note 19 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements for a definition of Regulatory Leverage Limit.

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

Capital Amounts

The following table presents our five largest member and former member holdings of regulatory capital stock and reconciles our capital stock reported for regulatory purposes to the amount of capital reported in our statements of condition. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

As of December 31, 2009	$	%
Bank of America, National Association [1]	$230	8%
One Mortgage Partners Corp. [2]	172	6%
M&I Marshall & Isley Bank	152	5%
PNC Bank, National Association [3]	146	5%
Harris National Association	140	5%
All other	1,954	71%

Total regulatory capital stock	2,794	100%

Less MRCS	(466)

Capital stock	2,328
Retained earnings	708
Accumulated OCI (loss)	(658)

Total GAAP capital	$2,378

Regulatory capital stock	$2,794
Designated Amount of subordinated notes	1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,794
Retained earnings	708

Regulatory capital plus Designated Amount of subordinated notes	$4,502

Voluntary capital stock	$1,122

[1]	Formerly LaSalle Bank, N.A., became ineligible for membership due to an out-of-district merger into Bank of America, N.A.
effective October 17, 2008. Its capital stock was reclassified to MRCS at that time.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
[3]

Formerly MidAmerica Bank, FSB, became ineligible for membership due to an out-of-district merger into National City Bank, effective February 9, 2008. Its capital stock was reclassified to MRCS at that time. Effective November 6, 2009, National City Bank merged into PNC Bank, National Association.

Total capital, which includes capital stock, retained earnings, and AOCI, increased $91 million for the year ended December 31, 2009, as compared to December 31, 2008. Capital stock decreased $58 million or 2% primarily the result of an increase in MRCS of $65 million related to member mergers, withdrawals, and other terminations. We also issued $102 million of new capital stock, primarily due to the statutory requirement that members must purchase capital stock equal to the greater of 1% of their mortgage related assets or 5% of their outstanding advances.

As of December 31, 2009 and 2008 voluntary capital stock was 25% and 17% of our regulatory capital plus Designated Amount of subordinated notes. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings.

During 2009, we redeemed $95 million in excess capital stock from 30 members as permitted under the C&D Order, as amended on July 24, 2008 as further discussed in Current Capital Rules on page 56.

As discussed in Note 19 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements, we have met all of our minimum capital requirements for 2009 and 2008.

As of December 31, 2009, we had $466 million in MRCS, representing the capital stock of 37 members subject to redemption, of which 10 are voluntary membership withdrawal requests and 27 were due to mergers or other membership terminations. Prior to the expiration of the six month notice period for voluntary withdrawals, and upon request from merging members, we will submit a request to the Deputy Director to approve related capital stock redemptions. From April 24, 2008 through December 31, 2009, the Deputy Director has denied requests to redeem capital stock totaling $23 million in connection with 13 membership withdrawals or other membership terminations from the Bank. Other financial institutions that withdrew from membership or had their membership terminated did not submit a specific request to have their capital stock redeemed. See Note 19 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements for further details. We cannot predict when we will be permitted

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

to resume such capital stock redemptions. See Regulatory Oversight on page 15.

From January 1, 2010 through February 28, 2010, we did not receive any notices of out-of-district mergers or notices of intent to withdraw from membership. However during this period, one member was placed into receivership with the FDIC by their regulator. We reclassified $3 million of capital stock to mandatorily redeemable capital stock during this time period. We expect FDIC receiverships and consolidation within the financial services industry affecting our members to continue throughout 2010.

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

In addition to the restrictions under the C&D Order, we may not pay dividends if we fail to satisfy our liquidity requirements under the FHLB Act and FHFA regulations. See Liquidity Measures on page 51.

Due to our net loss for 2009, we did not retain earnings or pay dividends and we cannot predict when we may resume paying dividends. Credit deterioration and illiquidity in the mortgage markets may continue to negatively impact our MBS portfolio. We recognized a $437 million OTTI charge on certain private-label MBS during 2009 although the level of OTTI charges were lower in the fourth quarter than earlier in the year. We believe that future impairments of the MBS portfolio are possible if unemployment rates or, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate values. However, we cannot predict when or if such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. As of December 31, 2009, we had retained earnings of $708 million.

The following table is a summary of prior quarterly dividend amounts and annualized rates as declared and paid in the quarter subsequent to the period earned, excluding dividends reclassified as interest expense.

Quarter in which paid	2009		2008		2007
	$	%	$	%	$	%
First	$-	-	$-	-	$21	3.10%
Second	-	-	-	-	18	2.80%
Third	-	-	-	-	19	2.80%
Fourth	-	-	-	-	-	-

Total	$-	-	$-	-	$58	2.18%

Accumulated Other Comprehensive Income

Our unrealized loss in AOCI increased by $19 million from December 31, 2008 to December 31, 2009 due to several factors. The primary increase to the unrealized loss was due to $967 million of non-credit losses related to OTTI on our private-label MBS. Also adding to the unrealized loss was a $233 million cumulative effect adjustment resulting from the adoption of new OTTI accounting guidance on January 1, 2009. Offsetting these unrealized losses in AOCI was a $587 million unrealized gain on AFS securities and a $302 million partial recovery of unrealized losses on certain cash flow hedges. In addition, we accreted $210 million from OTTI non-credit into the carrying value of the impaired HTM private-label MBS in 2009. For further details of the changes see Note 20 – Accumulated Other Comprehensive Income (Loss) to the financial statements.

Off Balance Sheet Arrangements

See Note 2 – Summary of Significant Accounting Policies to the financial statements for our accounting policies regarding off-balance sheet arrangements.

We provide members with standby letters of credit for a fee as further discussed in Standby Letters of Credit on page 8. If we are required to make a payment for a beneficiary’s draw under a letter of credit, these amounts are reimbursed by the member or converted into a collateralized advance to the member. Notional amounts of outstanding standby letters of credit were $1.1 billion and $857 million at December 31, 2009 and 2008. We do not expect to be required to make advances under these outstanding letters of credit and have not had to do so in the three years ended December 31, 2009.

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

See Note 17 – Assessments to the financial statements for details on the accounting for assessments in the event of a loss.

Contractual Cash Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Commitments for future cash expenditures primarily include the following obligations.

The following table summarizes our contractual payments due by period as of December 31, 2009:

	Contractual Payments Due by Period
As of December 31, 2009	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [1]
Consolidated obligation bonds	$11,314	$26,093	$11,811	$9,524	$58,742
Securities sold under agreements to repurchase	-	1,200	-	-	1,200
Subordinated notes	-	-	-	1,000	1,000
Mandatorily redeemable capital stock	392	55	13	6	466
MPF Xtra Loans - delivery commitments	70	-	-	-	70
Operating leases	1	8	11	36	56
Software license renewal	4	3	1	-	8
Capital leases	1	2	1	-	4

Total contractual cash obligations	$11,782	$27,361	$11,837	$10,566	$61,546

[1]

Total excludes contractual interest payments for consolidated obligation bonds of $8.775 billion, for securities sold under agreements to repurchase of $34 million, and for subordinated notes of $370 million.

Credit-Risk Related Guarantees

We are the primary obligor for the portion of consolidated obligations that are issued on our behalf and for which we receive proceeds. We are also jointly and severally liable with the other 11 FHLBs for the payment of principal and interest on consolidated obligations of all the FHLBs.

Under FHFA regulations, each FHLB, individually and collectively, is required to ensure the timely payment of principal and interest on all consolidated obligations. At the same time, the regulation requires that in the ordinary course of events, each FHLB is responsible for making the payments on all consolidated obligations for which it has received proceeds, which are referred to in the FHFA regulation as its direct obligations. If the principal or interest on any consolidated obligation issued on our behalf is not paid in full when due, we may not pay dividends to, or redeem or repurchase shares of capital stock from, any of our members.

The FHFA, in its discretion, may require us to make principal or interest payments due on any of the FHLBs’ consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non–complying FHLB. However, if the FHFA determines that the non–complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine, even in the absence of a default event by the primary obligor. For additional information regarding consolidated obligations and our joint and several liability, see Note 15 – Consolidated Obligations to the financial statements.

Pursuant to related party accounting guidance, we consider the joint and several liability as a related party guarantee meeting the scope exception for initial recognition and initial measurement of the liability of the guarantor’s obligations. Accordingly, we do not recognize an initial liability for our joint and several liability at fair value. However, we assess on a quarterly basis whether to accrue a liability related to our joint and several liability under accounting for contingencies accounting principles. Specifically, we would accrue an estimated loss attributable to the fact that we are

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

jointly and severally obligated for consolidated obligations of other FHLBs when both of the following conditions are met:

•	Information available prior to issuance of the financial statements indicates that it is probable a liability had been incurred at the date of the financial statements and

•	The amount of loss can be reasonably estimated.

We do not believe we need to accrue a liability for our joint and several liability as of December 31, 2009 based on the current status of the payment/performance risk related to our joint and several liability to other FHLBs. In particular, we do not believe information exists that indicates that it is probable a liability for our joint and several liability has been incurred as of December 31, 2009 for the following reasons:

•	The FHFA Director has not notified us that we would be required to assume or pay the consolidated obligation of another FHLB.

•

We evaluate other FHLB’s commitment to make payments by taking into account their ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the operating performance of the FHLB. A primary indicator of a FHLB’s ability to pay is its Systems Ranking filed as part of its regulatory filings. Based on a review of the System Rankings filed by the other 11 FHLBs through December 2009, certain FHLBs are experiencing negative earnings; however such negative earnings do not necessarily translate into an inability to pay their obligations. Specifically, negative earnings resulting from non-cash charges such as other-than-temporary impairment on investment securities are not necessarily indicative of insufficient cash flows from which to pay an FHLB’s obligations.

Purchase Agreements

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, at the request of the applicable authority, agree to purchase and hold the authority’s bonds until the designated remarketing agent can find a suitable investor. If the bonds are not remarketed, then we hold the bonds as an investment and the housing authority pays down the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. They range in terms from 3 years to 10 years, with the longest to expire no later than 2014, though some are renewable at our option. At December 31, 2009 and 2008, total commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $199 million and $139 million and with the Illinois Housing Development Authority were $35 million and $29 million.

Other Commitments and Contingencies

We have delivery commitments which unconditionally obligate us to purchase and sell MPF Xtra Loans, generally for periods not to exceed 45 business days. Such delivery commitments are recorded as derivatives at their fair values in the statements of condition.

We have made commitments that legally bind and unconditionally obligate us to incur further software license renewal fees for maintenance and upgrades.

We enter into bilateral collateral agreements and execute derivatives with major banks and broker-dealers. As of December 31, 2009, we had pledged securities as collateral with a carrying value of $687 million to our derivative counterparties, which they can sell or repledge.

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on us. Lease agreements for services and equipment are of immaterial amounts.

The Pension Protection Act of 2006 (PPA), a comprehensive reform package that aims to simplify and transform the rules governing pension plan funding and operation, has not significantly impacted our funding requirements. Our Pension Plan year runs from July 1 to June 30. We funded $8 million in 2009. We were underfunded by approximately 4% or $2 million at June 30, 2009 with respect to our current liability through the end of the 2009-2010 plan year. We plan to fund an additional $3 million in 2010 for the 2009-2010 plan year.

Critical Accounting Policies and Estimates

See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements for the impact of recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment (OTTI)

We adopted the new OTTI accounting guidance issued by the FASB on April 9, 2009, retroactive to January 1, 2009, as provided by the FASB. In addition, commencing effective with the first quarter of 2009, the FHFA provided the FHLBs guidance on the process for determining OTTI that would be

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

consistent among all 12 FHLBs. The new FASB guidance requires an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. The initial effect of adoption was to recognize a cumulative effect adjustment of $233 million to the January 1, 2009 opening balance of our retained earnings.

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

As of December 31, 2009, we completed our OTTI analysis for our private-label MBS using key modeling assumptions,

significant inputs and methodologies provided by the OTTI Committee as described in Note 7 – Investment Securities. Significant inputs to the analyses of these securities include projected prepayment rates, default rates, delinquencies, and loss severities. Since December 31, 2008, we have used assumptions that reduce our projections of prepayment rates and increase our projections of default, delinquency, and loss severity rates for the loans underlying these securities. We have used revised assumptions this quarter based on trends impacting the underlying loans; such trends including continued rising unemployment, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

The modeling assumptions, significant inputs, and methodologies are material to the determination of OTTI. Accordingly, we reviewed the assumptions approved by the OTTI Committee and determined that they are reasonable. However, any changes to the assumptions, significant inputs, or methodologies for the OTTI analyses could result in materially different outcomes to this analysis including the realization of additional OTTI charges, which may be substantial.

To assess whether the entire amortized cost bases of our private-label MBS will be recovered, we performed a cash flow analysis for each security where fair value was less than amortized cost as of the balance sheet date, except for an immaterial amount of certain private-label MBS and home equity loan investments where underlying collateral data is not available. For these securities, we use alternative procedures to assess these securities for OTTI. In performing the cash flow analysis for each of these securities, we used two models provided by independent third parties. The first model considers borrower characteristics and the particular attributes of the loans underlying the securities in conjunction with assumptions about future changes in home prices and interest rates to project prepayments, defaults, delinquencies, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets.

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

In response to the ongoing deterioration in housing prices, credit market stress, unemployment, and weakness in the U.S. economy during 2009, there was continued deterioration in the credit quality of the collateral. If our analysis indicates that credit losses have been incurred and the present value of cash flows expected to be collected is less than the amortized cost basis of the private-label MBS, we recognize OTTI.

Step 3 – OTTI Accounting

For a detailed discussion of how we determine fair value write-downs and credit loss only write-downs using our base case (most likely) scenario, see Note 7 – Investment Securities.

In addition to evaluating the risk-based selection of our private-label MBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario.

Base Case

Our housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 15 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year.

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

Three months ended December 31, 2009	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Base case actual
Prime	13	$977	$(18)
Alt-A	5	174	(5)
Subprime	31	817	(35)

Total private-label MBS	49	$1,968	$(58)

Adverse scenario pro-forma
Prime	16	$1,334	$(59)
Alt-A	5	174	(14)
Subprime	34	946	(88)

Total private-label MBS	55	$2,454	$(161)

Fair Value

Also see Note 22 – Estimated Fair Value to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

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

We adopted this new guidance effective January 1, 2009. It had no effect on our financial statements at the time of adoption. Consistent with this new guidance, we used internal pricing models to value our private-label MBS portfolio with vintages between 2005 and 2007 for the first and second quarters of 2009. These internal pricing models use an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

fair values determined using these internal pricing models reflected our expectations of cash flows expected to be collected after accounting for appropriate non-performance and liquidity risk premiums existing in the current market.

The significant inputs to measuring fair value of these vintages using these internal pricing models were default rates, loss severity, and delinquency trends. Inputs were determined based on relative value analysis, which incorporates comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX. The ABX is an index that tracks the performance of subprime residential mortgage bonds.

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

For securities that were impaired during the fourth quarter of 2009, the estimated fair value determined under this methodology and the estimated fair value range we considered for our prime, subprime and Alt-A investment securities that are carried at fair value at December 31, 2009 in our financial statements, either on a nonrecurring or recurring basis, are as follows:

As of December 31, 2009	Estimated Fair Value	Range of Pricing Service Values
		Min	Max
2006 AFS - Recurring	$80	$69	$88
1999 HTM - Non-Recurring	2	1	2
2002 HTM - Non-Recurring	12	12	13
2003 HTM - Non-Recurring	5	4	5
2005 HTM - Non-Recurring	39	37	43
2006 HTM - Non-Recurring	1,746	1,589	1,931

Total	$1,884	$1,712	$2,082

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Derivative Instruments – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We have bilateral collateral thresholds with our derivative counterparties that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition at December 31, 2009 and 2008.

Controls over Valuation Methodologies

Senior management, independent of our investing and treasury functions, is responsible for our valuation policies. The Asset/Liability Management Committee approves fair value policies, reviews the appropriateness of current valuation methodologies and policies, and reports significant policy changes to the Risk Management Committee of the Board of Directors. The Audit Committee of the Board of Directors oversees the controls over these processes including the results of independent model validation where appropriate.

The Risk Management Group prepares the fair value measurements of our financial instruments independently of the investing and treasury management functions. In addition, the group performs control processes to ensure the fair values generated from pricing models are appropriate. In the event that observable inputs are not available, we use methods that are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

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

Fair Value Measurement Effect on Liquidity and Capital

Fair value measurements of Level 3 financial assets and liabilities may have an effect on our liquidity and capital. Specifically, our estimated fair values for these financial assets and liabilities are highly subjective. Further, we are subject to model risk for certain financial assets and liabilities. Our liquidity and capital could be positively or negatively affected to the extent that the amount that could be realized in an actual sale, transfer, or settlement could be more or less than we estimated. This also would apply to the fair value of investment securities deemed other-than-temporarily impaired.

Allowance for MPF Loan Loss Methodology and Assumptions

We perform periodic reviews of our MPF Loan portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Our measurement of the allowance for loan losses consists of (1) reviewing specifically identified loans; (2) reviewing homogeneous pools of residential mortgage loans; and (3) estimating credit losses in the remaining portfolio. Refer to the Credit Risk-MPF Loans section on page 74 for further discussion.

Key Assumptions

The loss severity assumption is the largest driver of the expected pool loss calculations. The loss severity rate analysis looks at the MPF Loans that have experienced a loss in the previous rolling 12 months. Period costs such as maintenance and real estate taxes, estimated selling costs, and gains are not included in the loss severity rate. This quarter the loss severity rate assumption increased one percentage point to 18% for the quarter ending December 31, 2009.

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

Review of Specifically Identified MPF Loans

Our review of specifically identified loans involves the identification of impaired collateral dependent loans. If the fair value of the collateral less estimated selling costs is less than the MPF Loan’s amortized cost, we recognize impairment by increasing the allowance for loan losses with a corresponding charge to provision for credit losses. Fair value less estimated selling costs is measured by multiplying the actual loss severity rate by the amount of the loan outstanding or, if available, by using a current broker price opinion less estimated selling costs.

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

Once the expected loss amounts are estimated by pool, we estimate the amount of loss that can be recovered through PFI CE Fees. For purposes of this analysis, we define recovery as the amount of CE Fees that would not be paid out to a PFI in the event of a pool loss. Recovery for each MPF pool’s CE Fees is calculated using the CE Fee multiple. This multiple is applied to the amount of CE Fees and deferred CE Fees in basis points. The CE Fee multiple is used to estimate the number of years that we can assume the retention of CE Fees. As MPF Loan pools pay down over time, the expected recovery through CE Fees declines. The total amount of expected loss, net of recovery, is aggregated for all MPF pools. The aggregate amount is the expected allowance for loan losses related to homogenous pools of MPF Loans.

Estimating Remaining Credit Losses in MPF Loan Portfolio

The estimation of credit losses in the remaining MPF Loan portfolio involves assessing the impact of current economic trends and specific events on the allowance for loan losses and assessing a factor for the margin for imprecision. The allowance for loan losses also includes a specific allowance allocated to master commitments that are considered to have unrecoverable CE Fees and a specific allowance allocated to cover potentially impaired PMI proceeds for downgraded MI providers.

Risk Management

Operational Risk

Operational Risk is the risk of direct or indirect loss, or the risk of a business disruption, resulting from the failure of internal processes, people, or systems, or from external events. We have established comprehensive risk assessment and management activities, financial and operating polices and procedures, and appropriate insurance coverage to mitigate the likelihood of, and potential losses from, such occurrences.

Governance and Control Activities

The Board of Directors has established bank-wide policies governing operational risk, which include an Enterprise Risk Management Policy and an Operational Risk Management Policy. Primary oversight responsibility for operational risk is vested with our management level Operational Risk Oversight Committee. Responsibilities of this committee include, but are not limited to, oversight to internal controls and procedures in compliance with the Sarbanes-Oxley Act of 2002, oversight for the risk assessment process, operational aspects of new business activities, as well as the analysis and mitigation of any operational loss. This Committee monitors the performance of these operational activities by reviewing management reports prepared by the responsible business manager on a periodic basis. Also, the Committee monitors the effectiveness of operational controls through the reporting of critical operational losses, and events, and a quarterly certification of operational and financial internal controls.

Our Chief Risk Officer and General Auditor provide periodic reports to both the Audit Committee and the Risk Management Committee of the Board of Directors.

Business Continuity

In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

systems in the event of business interruption. We are transitioning key information systems infrastructure to vendors with best in class recovery capabilities as well as more optimal geographic diversity to provide a more resilient technology infrastructure. We also operate a full back-up facility at a separate location with the objective of being able to fully recover all critical activities intra-day and we are party to a reciprocal arrangement with the FHLB of Dallas to recover operations supporting traditional banking activities. Both the FHLB of Dallas and our off-site recovery plans are subject to periodic testing.

Credit Risk

Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through:

•	issuers/guarantors of investment securities

•	unsecured short-term investments

•	advances and commitments to make advances

•	letters of credit

•	MPF Loans

•	mortgage insurance providers; and

•	derivative counterparties.

We have established policies and procedures to limit and help monitor our exposures to credit risk.

We extend credit to members on a fully secured basis and are subject to regulatory limits on the amount of credit that we may extend as well as on the types of underlying collateral that we may accept. We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties associated with Federal Funds sold, commercial paper and derivatives activity, which are based in part on our total regulatory capital. We are authorized to determine compliance with the unsecured credit limits based on the sum of our regulatory capital and Designated Amount of subordinated notes for any period that we are subject to the regulatory leverage ratio requirements as further discussed in Note 19 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. We maintain a portfolio of short-term liquid assets (principally overnight and short-term Federal Funds sold and securities purchased under agreements to resell, and commercial paper entered into with or issued by highly rated institutions) to ensure the availability of funds to meet member credit needs. The longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, FFELP student loan ABS, and mortgage-backed securities that are issued by GSEs or that were rated AAA/Aaa or AA/Aa from S&P, Moody’s, or Fitch at the time of purchase. Securities issued by GSEs are not obligations of, and are not guaranteed by, the United States government.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying value of our investment securities portfolio by credit rating as of December 31, 2009 is shown in the following table.

As of December 31, 2009	Lowest Long Term Rating									Short Term A-1 or Higher	Unrated	Total Carrying Value
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Non-Mortgage Backed Securities:
GSE and Tennessee Valley Authority (TVA)	$1,302	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1,302
Temporary liquidity guarantee program (FDIC - TLGP)	638	-	-	-	-	-	-	-	-	-	-	638
State or local housing agency obligations	1	40	-	-	-	-	-	-	-	-	-	41
Small Business Administration / Small Business Investment Companies	1,094	-	-	-	-	-	-	-	-	-	-	1,094

Total non-MBS	3,035	40	-	-	-	-	-	-	-	-	-	3,075

Asset Backed Securities:
FFELP student loan ABS	9,322	-	-	-	-	-	-	-	-	-	-	9,322

Mortgage Backed Securities:
GSE	17,299	-	-	-	-	-	-	-	-	-	-	17,299
Government-guaranteed	1,937	-	-	-	-	-	-	-	-	-	-	1,937
MPF Shared Funding	223	9	-	-	-	-	-	-	-	-	-	232
Private-label	140	26	28	81	116	187	1,123	482	25	-	5	2,213

Total MBS	19,599	35	28	81	116	187	1,123	482	25	-	5	21,681

Total investment securities December 31, 2009	$31,956	$75	$28	$81	$116	$187	$1,123	$482	$25	$-	$5	$34,078

September 30, 2009	$27,959	$79	$29	$84	$121	$214	$1,148	$495	$23	$200	$5	$30,357
June 30, 2009	$24,056	$128	$201	$750	$412	$102	$625	$106	$23	$-	$6	$26,409
March 31, 2009	$16,152	$222	$435	$481	$303	$191	$246	$26	$-	$-	$6	$18,062
December 31, 2008	$17,553	$200	$865	$641	$219	$59	$48	$-	$-	$-	$18	$19,603

As noted in the following tables in this section, we classify our private-label mortgage-backed securities as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security at origination.

Category	Majority of Underlying Mortgage Loans	Description of Mortgage Loans Underlying the Security and Security Features
Prime	Prime	Mortgage loans meet the criteria of Ginnie Mae, Fannie Mae, or Freddie Mac and the securities have credit protection in the form of a guarantee from the U.S. government, in the case of Ginnie Mae, or a guarantee from Fannie Mae or Freddie Mac.

	Prime Fixed Rate/ Adjustable Rate	First-lien mortgage loans that typically conform to “prime” credit guidelines but with a balance that exceeds the maximum allowed under programs sponsored by Ginnie Mae, Fannie Mae or Freddie Mac.

	Interest First – Prime Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, but may allow for principal deferment for a specified period of time.

Alt-A	Alternative Documentation Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, although the LTV ratio, loan documentation, occupancy status, property type, loan size, or other factors causes the loan not to qualify under standard underwriting programs. Typically includes less-than-full documentation.

Subprime	Home Equity Asset-Backed	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan to value ratios.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the credit ratings of all of our private-label MBS with gross unrealized losses. Weighted average collateral delinquency represents the percent of underlying loans that are 60+ days delinquent.

As of December 31, 2009	Amortized Cost	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI	Weighted Average Collateral Delinquency %
Private-label MBS backed by Prime Loans:
AAA-rated	$92	$(3)	$-	2%
AA-rated	3	(1)	-	11%
Below Investment Grade	1,888	(6)	(628)	20%

Total prime	1,983	(10)	(628)	19%

Private-label MBS backed by Alt-A Loans:
AA-rated	2	(1)	-	19%
A-rated	1	*	-	22%
Below Investment Grade	135	-	(55)	48%

Total Alt-A	138	(1)	(55)	47%

Private-label MBS backed by Subprime Loans:
AAA-rated	48	(6)	-	39%
AA-rated	22	(3)	-	41%
A-rated	27	(2)	-	40%
BBB	81	(12)	-	44%
Below Investment Grade	888	(49)	(295)	52%
Unrated	5	*	-	0%

Total subprime	1,071	(72)	(295)	50%

Total private-label MBS	$3,192	$(83)	$(978)	32%

*	Less than $1 million

The following table summarizes the unpaid principal balance of our private-label MBS categories by interest rate type.

	December 31, 2009			December 31, 2008
Unpaid Principal Balance as of	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label MBS:
Subprime home equity loans [1]	$-	$1,307	$1,307	$-	$1,470	$1,470

Private-label Residential MBS (RMBS)-
Prime	11	2,149	2,160	21	2,509	2,530
Alt-A	-	177	177	-	204	204

Total private-label RMBS	11	2,326	2,337	21	2,713	2,734

Private-label Commercial MBS (CMBS)-
Prime	46	10	56	82	10	92

Total private-label CMBS	46	10	56	82	10	92

Total unpaid principal balance	$57	$3,643	$3,700	$103	$4,193	$4,296

[1]	Primarily first-lien mortgage loans that have lower credit scores, higher debt to income ratios, and higher loan-to-value ratios.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our underlying collateral performance and credit enhancement statistics by vintage year of securitization of our private-label MBS. Market prices are shown in actual dollars.

As of December 31, 2009	Weighted Average Market Price (per $100 par)	Original Weighted Average Credit Support %	Current Weighted Average Credit Support %	Weighted Average Collateral 60+ Days Delinquent
Private-label MBS by year of securitization
Prime
2006	$69.02	12%	11%	20%
2005	67.68	14%	12%	29%
2004 and prior	98.30	16%	27%	2%

Total prime	70.26	12%	12%	19%

Alt-A
2006	45.76	18%	13%	48%
2004 and prior	69.98	7%	21%	21%

Total Alt-A	46.15	18%	14%	47%

Subprime
2007	49.88	25%	37%	51%
2006	52.88	23%	31%	52%
2005	82.77	22%	48%	47%
2004 and prior	70.36	43%	60%	21%

Total subprime	56.28	23%	34%	50%

Total private-label MBS	$64.17	16%	19%	32%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the balances on all of our private-label MBS (whether other-than-temporarily impaired or not) by category, vintage year of securitization and whether any OTTI charges were taken on these securities during the year ended December 31, 2009.

	As of December 31, 2009						Year ended December 31, 2009
	Unpaid Principal Balance	Amoritized Cost	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI	Fair Value	Total OTTI Losses	OTTI Related to Non-Credit Losses	OTTI Related to Credit Losses
Private-label MBS by year of securitization
Prime -
Private-label RMBS
2006	$2,077	$1,849	$(6)		$(614)	$1,433	$(940)	$(720)	$(220)
2005	43	38	-		(14)	29	(21)	(17)	(4)
2004 and prior	40	40	(4)		-	38	(1)	-	(1)

Prime private-label RMBS total	2,160	1,927	(10)		(628)	1,500	(962)	(737)	(225)

Private-label CMBS
2004 and prior	56	56		*	-	57	-	-	-

Total prime	2,216	1,983	(10)		(628)	1,557	(962)	(737)	(225)

Alt-A -
Private-label RMBS
2006	174	135	-		(55)	80	(48)	(11)	(37)
2004 and prior	3	3	(1)		-	2	-	-	-

Total Alt-A	177	138	(1)		(55)	82	(48)	(11)	(37)

Subprime
Home Equity Loans
2007	46	40	(3)		(15)	23	(37)	(29)	(8)
2006	1,093	873	(49)		(274)	578	(344)	(183)	(161)
2005	133	127	(14)		(5)	110	(10)	(6)	(4)
2004 and prior	35	31	(6)		(1)	25	(3)	(1)	(2)

Total subprime	1,307	1,071	(72)		(295)	736	(394)	(219)	(175)

Total private-label MBS	$3,700	$3,192	$(83)		$(978)	$2,375	$(1,404)	$(967)	$(437)

*	Less than $1 million

The following table summarizes OTTI charges recognized during the year ended December 31, 2009, based on security type and duration of non-credit related and credit related unrealized losses prior to impairment.

	OTTI Related to Non-Credit Losses				OTTI Related to Credit Losses
For the year ended December 31, 2009	Less than 12 months		Greater than 12 months	Total	Less than 12 months		Greater than 12 months	Total
Available-for-sale securities
Alt-A:
Private-label RMBS	$-		$(11)	$(11)	$-		$(37)	$(37)

Held-to-maturity securities
Prime:
Private-label RMBS		*	(737)	(737)		*	(225)	(225)

Subprime:
Home equity loans	-		(219)	(219)	-		(175)	(175)

Total held-to-maturity	-		(956)	(956)	-		(400)	(400)

Total private-label MBS	$-		$(967)	$(967)	$-		$(437)	$(437)

*	Less than $1 million

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the components of amortized cost of our private-label MBS as of December 31, 2009.

Unpaid Principal Balance	Life-To-Date Credit Impairment	Other Adjustments [1]	Amortized Cost
$ 3,700	$ (496)	$ (12)	$ 3,192

[1]

Other Adjustments includes the remaining discount of $22 million related to the transfer of certain AFS securities to HTM during 2007 offset by $10 million of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses. See Note 7 – Investments – Held-to-Maturity for further details of the transfer of securities from AFS to HTM.

MBS Geographic Concentration

At December 31, 2009, 37% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

At December 31, 2009, we had a concentration risk with respect to certain servicers servicing the mortgage assets that collateralized our private-label MBS. Wells Fargo Bank, N.A. was servicing 30% of this portfolio, and Countrywide Home Loans, Inc. and Countrywide Home Loan Servicing, LP (collectively, Countrywide) was servicing 14%.

Unsecured Credit Exposures

The following table shows the carrying value of our unsecured credit exposure by counterparty credit rating (excluding the U.S. government, agencies, and instrumentalities) and maturities:

As of December 31, 2009	A-1/ P-1	A-1+/ P-1	A-2/ P-2	Total
Unsecured credit exposure maturities:

Overnight	$390	$-	$-	$390

Advances and Other Member Credit

We determine the maximum amount and term of the advances we will lend to a member by assessing the member’s creditworthiness and financial condition utilizing financial information available to us, including the quarterly reports members file with their regulators. Credit availability is also determined on the basis of the collateral pledged and we conduct periodic on-site collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member’s credit condition deteriorates). We refer to both members and former members as borrowers in the following disclosures.

Eligible collateral includes whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States government or any of its agencies; mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; FHLB consolidated obligations; cash or deposits; and other real estate-related collateral (includes home equity loans and lines of credit and commercial real estate) we deem to be acceptable, provided that the collateral has a readily ascertainable value and we can perfect a security interest in the related property.

CFIs are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans. As additional security for a member’s indebtedness, we have a statutory lien on a member’s capital stock.

Under our collateral guidelines, members may pledge mortgage loans and MBS that could include subprime and Alt-A mortgage loans. For collateral purposes, we define subprime mortgage loans as loans originated by a member or its affiliate under a specified Subprime Lending Program, as defined by our members’ regulators. Alt-A mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases. As part of the credit review process, we may require more collateral or limit or restrict members from pledging subprime and Alt-A mortgage loans or subprime and Alt-A mortgage MBS as collateral, if we determine that a member has a concentration of them in its pledged collateral.

We are required to obtain and maintain a security interest in eligible collateral at any time an advance is outstanding. The FHLB Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

of a lien creditor. The only two exceptions are claims and rights that would be entitled to priority under otherwise applicable law or are held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests. We perfect the security interests granted to us by borrowers and affiliates by taking possession of securities collateral and by filing UCC-1 financing statements on all other collateral.

In certain circumstances, for example when a member terminates membership due to a merger and the acquiring entity is a member of another FHLB, the other FHLB will hold and manage the former member’s collateral covering advances and any other amounts still outstanding to us. The other FHLB will usually subordinate to us all collateral it receives from the member or we may elect to accept a pledge assignment of specific collateral in an amount sufficient to cover our exposure. Likewise, if one of our members were to acquire the member of another FHLB, we would usually hold and manage the collateral for the other FHLB.

Members are required to pledge collateral to us in amounts sufficient to secure all credit outstanding (for example: advances, letters of credit, MPF credit enhancement, and derivatives), in accordance with our member products and credit policy and collateral guidelines. We apply a discount factor to the fair value of securities and the unpaid principal balance of each other type of collateral in order to determine the collateral loan value against which a member may borrow or take credit.

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

We utilize an internally developed credit risk rating system for our borrowers, whether or not they currently have a balance outstanding, which focuses primarily on an institution’s overall financial health and takes into account the borrower’s asset quality, earnings, and capital position. We assign each borrower a credit risk rating from one to five (one being the least amount of risk and five the greatest amount of risk). We mitigate that risk by taking collateral. Borrowers in categories four and five may be required to maintain higher amounts of collateral and/or deliver loan collateral to us or a third party custodian on our behalf, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements.

The following table shows the number of borrowers and outstanding credit extended to our borrowers by rating. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value.

	December 31, 2009					December 31, 2008
Rating Assigned	Number of Borrowers	% of Total	Credit Outstanding [1]	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding [1]	% of Total
1-3	438	71%	$13,946	55%	$19,451	569	85%	$30,834	80%
4	91	14%	7,676	30%	12,986	65	10%	3,609	9%
5	92	15%	3,623	15%	4,477	24	4%	1,141	3%
Other [2]	-	n/a	-	n/a	-	9	1%	3,057	8%

Total	621	100%	$25,245	100%	$36,914	667	100%	$38,641	100%

[1]	Consists of outstanding advances, letters of credit, MPF credit enhancement obligations, and member derivative exposures.
[2]	Consists of insurance companies.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third party custodian on our behalf. The method by which a borrower reports collateral is dependent upon the collateral status to which it is assigned as well as the type of collateral being pledged. We assign borrowers to a borrowing base (blanket-lien) status, listing-

collateral status, or delivery-collateral status. Under a blanket lien status, a borrower may report collateral pledged under a summary borrowing base. For members or a class of collateral on listing status, the member must provide the Bank with loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly.

The following table describes the range of lending values, which we also refer to as collateral loan values, assigned to the types of collateral we accept for advances. Collateral loan values do not imply fair values. It also shows the breakdown of pledged collateral from borrowers by underlying type as of December 31, 2009. Beginning in the first quarter of 2010, we anticipate accepting commercial real estate as eligible collateral to secure outstanding borrower credit. The maximum lending value that we expect to initially apply to this collateral class will be 25% to 50% of the weighted-average mark-to-market value of eligible commercial real estate loans pledged by borrowers.

As of December 31, 2009	Maximum Lending Values Applied to Majority of Collateral	Gross Value [1] Reported by Active Borrowers	Collateral Loan Value	Average Effective Discount
Loan collateral-
1-4 family	60% - 85%	$39,532	$26,181	34%
Multi-family	60% - 70%	2,644	1,708	35%
Home equity loans/lines of credit	25% - 50%	10,996	4,750	57%
CFI [2]	50%	518	249	52%
Other loan collateral	25%	551	128	77%

Securities-
Cash, US Treasury, and GSE Debt, MBS, & CMO	85% - 100%	3,729	3,547	5%
Private-label MBS & CMO	50%	366	144	61%
Municipal debt [3]	90%	227	207	9%

Total Collateral		$58,563	$36,914	37%

[1]	Gross value is defined as unpaid principal balance for loans and as fair value for securities.
[2]	CFIs are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.
[3]	Includes only securities issued by municipalities or political subdivisions that are real estate related and supported by the tax-levying authority of the issuer.

During the period from January 1, 2009 through December 31, 2009, we had 19 members that were placed into receivership with the FDIC by their regulator. The total dollar value of credit outstanding (excluding any applicable prepayment fees) at the time of their failure was $460 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution. We did not incur any credit losses.

Letters of Credit

In addition to providing advances, we also provide standby letters of credit to our members. As of December 31, 2009, we had $1.1 billion of standby letters of credit outstanding on behalf of 57 members, compared to $857 million and 51 members at December 31, 2008. To secure these letters of credit, we require collateral as we do on advances.

MPF Loans

Under the MPF Program, we historically acquired MPF Loans for our investment portfolio. In 2008, we discontinued acquiring MPF Loans for investment except for immaterial amounts of MPF Loans to support affordable housing that are guaranteed by the RHS or insured by HUD.

The term MPF Loans refers to conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program. References to MPF

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Loans as they relate to the MPF Xtra product exclude mortgage loan participations. We did not purchase or fund subprime or non-traditional mortgages through the MPF Program.

Under the MPF Xtra product, we purchase MPF Program eligible MPF Loans from participating financial institutions (PFIs) and concurrently sell these MPF Loans to Fannie Mae as a third-party investor. Under the MPF Xtra product, PFIs are not required to provide any credit enhancement (CE Amount) and consequently they are not paid CE Fees as we do for the other conventional MPF products. In addition, PFIs generally retain the right and responsibility for servicing these loans just as they do for the other MPF products described below. See Mortgage Standards on page 10 and MPF Servicing on page 13 in this Form 10-K.

For a PFI that is a member of another MPF Bank to sell and/or service MPF Loans under the MPF Xtra product, the other MPF Bank is obligated to indemnify us for any loss we pay to Fannie Mae which the PFI is obligated to pay with respect to such MPF Loans and fails to pay due to insolvency.

As of December 31, 2009, 296 PFIs system-wide have been approved to sell MPF Loans under the MPF Xtra product, of which 172 are our members. Through December 31, 2009, 222 PFIs have funded MPF Xtra loans.

The following table details MPF Xtra activity in 2009.

For the period ended December 31,		2009		2008
Loans Funded:
Number of loans funded		23,456		474
Amount funded		$3,319		$72
Program Fees:
Earned	$	*	$	*
Deferred [1]		$7	$	*
*	Less than $1 million
[1]	Deferred program fees are earned ratably over the contractual life of the loans.

MPF Loans Credit Enhancement Structure

Overview

FHFA regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for loan losses. In our role as MPF Provider, we analyze the risk characteristics of each MPF Loan as provided by the PFI using S&P’s LEVELS® in order to determine the required CE Amount for a loan to be acquired and held as an investment by an MPF Bank (MPF Program Methodology).

Except for the MPF Xtra product, the MPF Bank and PFI share the risk of credit losses on conventional MPF products by structuring potential losses on MPF Loans into layers with respect to each master commitment. The MPF Bank is obligated to incur the first layer of credit losses not absorbed by the borrower’s equity and after any PMI. This layer is called the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI’s credit enhancement covers losses. The PFI’s CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to an AA rated mortgage-backed security and the initial FLA (which is zero for the Original MPF product). The CE Amount may be either a direct obligation of the PFI or an SMI policy paid for by the PFI, in either case covering a portion of the credit losses arising from the master commitment.

Under the MPF Program, the PFI’s credit enhancement protection (CEP Amount) may take the form of the CE Amount and may include a contingent performance based CE Fee payable to the PFI. We factor the performance of the PFI with respect to the CE Amount when we determine our allowance for loan losses. To date, this factor has been immaterial. Under FHFA regulations, the PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation.

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

Loss Allocation

Except for the MPF Xtra product, credit losses on conventional MPF Loans not absorbed by the borrower’s equity in the mortgaged property, property insurance, or PMI are allocated between the MPF Bank and PFI as follows:

•	First, to the MPF Bank, up to the FLA.

Original MPF.  The FLA starts out at zero on the day the first MPF Loan under a master commitment is

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.03% to 0.06% (3 to 6 basis points) per annum based on the month end outstanding aggregate principal balance of the MPF Loans purchased under the master commitment. The FLA is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the FLA and be charged to the PFI’s CE Amount.

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

Setting Credit Enhancement Levels

The PFI’s CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount of credit enhancement needed for the master commitment to have a rating equivalent to an AA rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product).

The conventional MPF Products with CE Amounts were designed to allow for periodic resets of the CE Amount for each master commitment because the amount of credit enhancement necessary to maintain our risk of loss equivalent to the losses of an investor in an AA rated mortgage-backed security for any master commitment is reduced over time.

The Original MPF, MPF 100, and MPF 125 products are initially reset 10 years from the date of the master commitment. The SMI policy for the MPF Plus product is reset after five years and annually thereafter, with any PFI direct CE Amount reset at the same time or starting five years after the date of the master commitment. In addition to scheduled resets, a PFI’s CE Amount may be reduced to equal the balance of the MPF Loans in a master commitment if the balance of the MPF Loans equals or is less than the CE Amount.

For master commitments with an FLA equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to withhold performance based CE Fees when measuring our effective credit protection. As a result, we hold additional retained earnings against the related master commitments in accordance with the Acquired Member Assets (AMA) regulations which at December 31, 2009 totaled $61 million.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of December 31, 2009 and 2008, the outstanding balance of MPF Loans under the MPF Plus product was $9.7 billion and $13.2 billion and the amount of SMI coverage provided against losses was $102 million and $225 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of a decline in credit quality of the related MPF Loans.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the reset of PFIs’ direct CE Amounts during the periods indicated. 58 master commitments are scheduled to be reset during 2010.

	Number of Master Commitments Reset	MPF Loan Amount Originally Funded	Original PFI Direct CE Amount	Outstanding MPF Loan Balance as of December 31, 2009	Reset PFI Direct CE Amount as of December 31, 2009
Year ended December 31, 2009	87	$19,110	$38	$1,239	$7

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

At December 31, 2009 and 2008, the amount of FLA remaining for losses, excluding amounts that may be recovered by the withholding of performance CE Fees, was $315 million and $328 million. Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs. For the years ended December 31, 2009, 2008, and 2007, of the $22 million, $33 million and $37 million of total CE Fees incurred by us, $11 million, $16 million and $19 million were performance-based. The total volume of MPF Loans purchased or funded by us for each MPF product by period is detailed in Note 9 – MPF Loans.

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

Credit Risk Exposure

Our credit risk on MPF Loans held in our portfolio is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFIs’ credit enhancement protection amount (CEP Amount). The PFI’s CEP Amount consists of the PFI’s CE Amount (which may include SMI) and any contingent performance based CE Fees. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation.

We also face credit risk losses on MPF Loans to the extent such losses are not recoverable under primary mortgage insurance (PMI), as well as the PFIs’ failure to pay servicer paid losses not covered by FHA or HUD insurance, or VA or RHS guarantees. The portion of our MPF Loan balances outstanding exposed to credit losses not recoverable from these sources was approximately $19.4 billion at December 31, 2009 and $26.6 billion at December 31, 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our actual credit exposure is less than these amounts because the borrower’s equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered. Although housing prices have declined, a significant decline in the fair value of the underlying property would have to occur before we would be exposed to credit losses on our conventional MPF Loans. This is because our average conventional loan-to-value (LTV) ratio at origination was 68% at both December 31, 2009 and December 31, 2008 and the majority of MPF Loans purchased were in 2003 and 2004, prior to the significant increase in home price appreciation during 2005 through 2007. For those loans with an LTV ratio over 80%, we require PMI. Please see Mortgage Guaranty Insurance Provider Concentration section below for discussion of our credit risk to PMI providers. Our LTV ratio is enhanced by the seasoned nature of our portfolio because principal paydowns lower the LTV ratio. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores at the time of origination that were 736 at December 31, 2009 and 739 at December 31, 2008.

The following table summarizes the average PFI CE for each MPF Product:

	2009		2008
As of December 31,	Outstanding Balance	Average CE	Outstanding Balance	Average CE
Original MPF	$3,519	1.54%	$5,606	1.68%
MPF 100	3,012	0.51%	4,708	0.55%
MPF 125	669	0.87%	1,029	0.88%
MPF Plus [1]	12,914	1.32%	16,211	1.32%
MPF Government	3,431	N/A	4,091	N/A

Total (par value)	$23,545		$31,645

[1]	CE Amount includes SMI policy coverage for MPF Plus.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio.

Mortgage Guaranty Insurance Provider Concentration – We are exposed to the risk of non-performance of mortgage insurance (MI) companies. Our policy is to limit our exposure to each MI company to 10% of its regulatory capital. For this purpose, exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage. At December 31, 2009, none of the MI companies were in excess of our limits.

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the MI companies. Based on an analysis using the latest available results at December 31, 2009, none of the MI companies passed all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests.

If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us.

Through February 28, 2010, no MI company on the approved MI company list currently has an AA- or better claims paying ability rating from any NRSRO, so the current criteria for MI companies to remain on the approved MI company list at this time is acceptability for use in S&P’s LEVELS® modeling software.

If an SMI provider fails to maintain a credit rating of at least AA- or its equivalent from a NRSRO under the MPF Plus product, the PFI has six months to either replace the SMI policy or provide at its own undertaking an equivalent to the SMI coverage, or it will forfeit its performance based CE fees. Some PFIs have elected to not replace the SMI policies, as a result we have begun withholding performance based CE Fees from these PFIs or the PFIs have agreed to act as a surety and have been required to pledge, and in cases we deem appropriate deliver, additional collateral.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table details our exposure to MI companies providing insurance coverage:

As of December 31, 2009	Loan Balance with PMI	Loan Balance with SMI	Amount of Coverage			%	Lowest Credit Rating as of February 28, 2010 [1]
			PMI	SMI	Total
Mortgage Guaranty Insurance Co. (MGIC)	$450	$4,047	$129	$25	$154	32%	B+
Genworth Mortgage Insurance Corp.	188	1,599	55	25	80	17%	BBB-
PMI Mortgage Insurance Co.	191	1,380	54	7	61	13%	B
United Guaranty Residential Insurance Co.	158	2,092	45	39	84	18%	BBB
All Others	321	565	95	6	101	20%	B+[2]

Total MI Coverage	$1,308	$9,683	$378	$102	$480	100%

[1]	All of the above listed MI companies have been placed on negative outlook by at least one NRSRO.
[2]	All others include an unrated MI insurer.

PFI Servicer Concentration – We have a concentration risk in connection with the servicers of our MPF Loans. In the event that a servicer stops operating, we may experience a temporary interruption in collecting principal and interest and incur additional costs to obtain a new servicer. The following table summarizes PFI servicers exceeding 10% of the total outstanding MPF Loans:

As of December 31,	2009
Balboa Reinsurance Company [1]	$4,624	20%
The PNC Financial Group, Inc.	4,140	17%
Citicorp Trust Bank, FSB	3,717	16%
All Others	11,064	47%

Total MPF Loans par value	$23,545	100%

[1]	Balboa is a subsidiary of Bank of America Corporation.

We have a concentration risk in connection with the CE Amount for MPF Loans. The top three PFIs collectively account for 20% of the total direct CE Amount of $289 million at December 31, 2009 but none individually represents more than 8% of the total.

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

The following table summarizes the par value of our MPF Loans state concentrations equal to or greater than 10%:

	2009
As of December 31,	Par	%
Wisconsin	$4,338	18%
Illinois	2,616	11%
California	2,303	10%
All other states	14,288	61%

Total par value of MPF Loans	$23,545	100%

For further discussion of how concentration risks may affect us, see Risk Factors in this Form 10-K.

MPF Loan Portfolio Analysis

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

Our non-accrual MPF Loans as a percent of the total MPF Loan portfolio increased at December 31, 2009 compared to 2008. As our MPF Loan Portfolio continues to age, the expectation is that non-accrual loans will gradually increase and then stabilize. The weighted average age of loans by funding date in our MPF Loan portfolio was 5.8 years and 4.7 years at December 31, 2009 and 2008.

The allowance for loan losses for MPF Loans increased at December 31, 2009 compared to 2008. For 2009, we recorded a $10 million provision for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the increase in delinquent, non-accrual, and impaired MPF Loans. There were no material charge-offs or recoveries during 2009.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our MPF Loan Portfolio:

As of December 31,	2009	2008	2007	2006	2005
MPF Loans - conventional par value	$20,114	$27,554	$29,816	$32,495	$35,635
MPF Loans - government par value	3,431	4,091	4,551	5,218	6,165

MPF Loans, par value	23,545	31,645	34,367	37,713	41,800
MPF Loans past due 90 days or more and still accruing interest [1]	$494	$319	$216	$193	$212
Non-accrual MPF Loans, par value [2]	36	19	12	6	15
% non-accrual of all loans conventional and government	0.15%	0.06%	0.03%	0.02%	0.04%
Loans in foreclosure - conventional	$129	$52	$32	$27	$25
Real estate owned	47	35	29	21	14

Delinquencies/Foreclosures as a % of par value (conventional loans only):
30 Days	1.41%	1.13%	0.81%	0.74%	0.76%
60 Days	0.44%	0.28%	0.18%	0.14%	0.16%
90+ Days	1.51%	0.60%	0.32%	0.20%	0.21%
In Foreclosure	0.64%	0.19%	0.11%	0.08%	0.06%

For the years ended December 31,	2009	2008	2007	2006	2005
Allowance for loan losses, at January 1 [3]	$5	$2	$1	$1	$5

Charge-offs	(1)	-	-	-	(1)
Recoveries	-	-	-	-	-

Net (charge-offs) recoveries	(1)	-	-	-	(1)
Provision for (release of) allowance for credit losses	10	3	1	-	(3)

Allowance for loan losses, at December 31 [3]	$14	$5	$2	$1	$1

Average MPF Loan portfolio balance	$26,901	$33,291	$35,881	$39,706	$44,172

Net (charge-off)/ recovery rate percentage [4]	0.00%	0.00%	0.00%	0.00%	0.00%

[1]

Includes conventional and government loans which are well-secured and in the process of collection. MPF Loans that are on non-performing status, and that are viewed as collateral-dependent loans, are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment.

[2]	Primarily includes MPF Original Loans which are determined to be collateral dependent.
[3]

We modified our allowance for loan loss methodology during the year ended December 31, 2005, to factor in recoverability under PMI, SMI, and insurance or guaranty from the applicable government agency (i.e. the FHA, VA, RHS, or HUD), in addition to the ability to withhold future performance based CE Fees.

[4]	The net (charge-off)/recovery rate was less than one basis point for all periods presented.

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

We require collateral agreements on all derivatives and such agreements establish collateral delivery thresholds. Our maximum credit risk is the estimated cost of replacing

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

interest-rate swaps, forward agreements, mandatory delivery commitments for MPF Loans, and purchased caps and floors that have a net positive fair value if the counterparty defaults and the related collateral, if any, is of no value. We have not resold or repledged collateral.

In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit. At December 31, 2009 and 2008, our maximum credit risk as defined above was $124 million and $260 million.

At December 31, 2009 we had three counterparties with notional derivative balances outstanding exceeding 10% of our total notional outstanding. These three accounted for 53% of the total. We had no net credit exposure to these counterparties after collateral.

See Note 12 – Derivatives and Hedging Activities to the financial statements for further details of our derivatives and hedging activities.

The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of December 31, 2009	Notional Amount	Exposure at Fair Value [3]	Cash Collateral Held	Securities Collateral Held	Total Collateral Held	Net Exposure After Collateral [4]
AA	$13,645	$50	$50	$-	$50	$3
A	55,685	74	33	42	75	1
BBB	9	-	-	-	-	-
Affiliates [1]
AA	7,228	-	-	-	-	-
A	4,342	-	-	-	-	-

Total Counterparties	80,909	124	83	42	125	4
Member Institutions [2]	70	-	-	-	-	-
MPF Xtra delivery commitments to FNMA	70	-	-	-	-	-

Total derivatives	$81,049	$124	$83	$42	$125	$4

[1]	Affiliates are derivative counterparties who are affiliates of our members.
[2]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[3]	Exposure at Fair Value excludes cash collateral held.
[4]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some counterparties are over- collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Total Collateral Held.

Credit Ratings

Finance Board regulations require that all FHLBs maintain not less than an AA rating. The regulations also require each FHLB to take any actions necessary to ensure an AAA rating on the System’s consolidated obligations.

Except for our subordinated notes as noted below, Moody’s rates all 12 FHLBs as well as the System’s consolidated obligations as Aaa.

Except for the FHLBs of Chicago and Seattle as noted below, S&P rates the FHLBs and the System’s consolidated obligations as AAA.

In May 2009, Moody’s lowered its rating on our subordinated notes to A2 with a stable outlook. S&P’s rating on our subordinated notes remained unchanged at A+.

On July 1, 2009, S&P upgraded our long-term counterparty credit rating to AA+ with a stable outlook.

At the same time, S&P affirmed the FHLB of Seattle’s counterparty credit ratings of AA+/A-1+ and removed it from negative CreditWatch.

There have been no other changes in any of the above credit ratings subsequently. We do not believe that the above actions will have an impact on our cost of or ability to issue debt, or to enter into derivatives agreements.

For further discussion of how ratings changes may impact us in the future in order to fund our business, see Risk Factors on page 21.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 7A	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Exposures

Market risk is the risk that the value of our financial assets will decrease due to changes in market risk factors. While there are several market risk factors that may impact the value of our financial assets, interest rate risk is the most critical. Our key interest rate risk exposures include:

•	Yield curve risk – We are exposed to movements in the benchmark yield curve used to discount the future cash flows from our assets, liabilities, and derivatives.

•	Option risk – We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve.

•

Basis risk – We are exposed to basis risk as the yields on different assets, liabilities, derivatives, and securities are determined on different benchmark yield curves. This includes (1) differences between the swap curve and the Office of Finance cost of funds (consolidated obligation curve); (2) changes in individual securities’ spreads to the swap curve as a result of changes in supply, demand, and credit quality; and (3) changes in mortgage rates relative to changes in the swap curve.

To measure our exposure, we discount the cash flows generated from modeling the terms and conditions of all interest rate-sensitive securities using current interest rates to determine their fair values or spreads to the swap curve for securities where third party prices are used. This includes considering explicit and embedded options using a lattice model or Monte Carlo simulation. We estimate yield curve, option, and basis risk exposures by calculating the fair value change in relation to various parallel changes in interest rates, implied volatility, prepayment speeds, spreads to the swap curve and mortgage rates.

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

	Yield Curve Risk	Option Risk		Basis Risk
		Implied Volatility	Prepayment Speeds	Spread To Swap Curve	Mortgage Spread
As of December 31, 2009
Advances	$(4)	$6	$-	$(6)	$-
MPF Loans	(7)	(38)	(2)	(9)	3
Mortgage Backed Securities	(8)	(13)	(1)	(10)	1
Other interest earning assets	(1)	-	-	(6)	-
Interest-bearing liabilities	16	11	-	16	-
Derivatives	3	(1)	-	-	-

Total	$(1)	$(35)	$(3)	$(15)	$4

As of December 31, 2008
Advances	$(5)	$5	$-	$(8)	$-
MPF Loans	(5)	(19)	(7)	(7)	4
Mortgage Backed Securities	(5)	(8)	2	(4)	(1)
Other interest earning assets	-	-	-	-	-
Interest-bearing liabilities	16	7	-	16	-
Derivatives	(1)	5	-	-	-

Total	$-	$(10)	$(5)	$(3)	$3

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

During 2009 our sensitivity to changes in implied volatility has heightened, from an expected $10 million loss for a one percent increase in implied volatility to a $35 million loss. This increased sensitivity is mostly reflected in our MPF Loan portfolio, where lower interest rates have increased the value of the implied short option (ability for borrowers to prepay their mortgage loans without penalty).

As our investment security portfolio grew; our sensitivity to spread changes increased from a $3 million loss for one basis point increase in the spread to the swap curve, to a $15 million loss. Despite the increased exposure, we believe that it is highly unlikely that the spread to the swap curve will increase uniformly for all securities simultaneously.

The sensitivities above are limited in that they do not incorporate other risks. These include, but are not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves.

Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of December 31, 2009, our duration gap was +1.0 months, compared to -0.3 months as of December 31, 2008.

As of December 31, 2009 our fair value deficit (relative to book value) was $817 million, and our market-to-book value ratio was 71%. Our previous year-end fair value deficit was $3.3 billion, and our market-to-book value ratio was negative 24%. Favorable movements in the spreads to the swap curve in our asset portfolios substantially contributed to the improvement in the deficit.

Interest Rate Risk Management

We manage our exposures to yield curve and volatility using swaps, swaptions, futures, options on futures and mortgages, caps, floors and callable debt. We do not manage exposure to spreads. We may conduct hedging activity to reduce exposure in a single transaction or a group of transactions. We evaluate hedging daily and modify positions as we believe necessary. See Note 12 – Derivatives and Hedging Activities for further information.

Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Interest Rate Risk Policy, which defines our interest rate risk limits.

On February 20, 2009, we received a non-objection letter from the FHFA related to our proposal to apply temporarily direct dollar limits on fair value changes under parallel interest rate shocks instead of the duration and convexity limits that were applied in the past. The Interest Rate Risk Policy in effect as of December 31, 2009 reflects this proposal and places direct dollar limits on fair value changes for select parallel interest rate scenarios between -200 and +200 basis points. Some scenarios will not be measured when swap rates are less than 2%.

The following table shows fair value changes and policy limits as of December 31, 2009.

December 31, 2009
Scenario		Measured	Limit
-200 bp	$	*	$(185.0)
-100 bp		*	(77.5)
-50 bp		*	(30.0)
-25 bp		*	(12.5)
+25 bp		(9.8)	(25.0)
+50 bp		(23.6)	(60.0)
+100 bp		(85.7)	(155.0)
+200 bp		(280.8)	(370.0)
*	Due to the low interest rates on December 31, 2009, these values are not calculated.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We continue to work with the FHFA to develop a set of interest rate risk management policies, and submitted revised policies to the Deputy Director on July 16, 2009 pursuant to the C&D order.

The Interest Rate Risk Policy in effect on December 31, 2008 set duration limits to which we were required to manage. The following table summarizes our duration and policy limits as of December 31, 2008.

Duration as of December 31, 2008
		Actual Duration (whole $)	Duration Policy Limits
Scenario			Market value of equity is less than $700 million (in whole $)	Market value of equity equals or exceeds $700 million (in years)
- 200 bp	$	*	$-490,000	-7.00 years
- 100 bp		*	-420,000	-6.00 years

Base case		-228,106	±350,000	±5.00 years
+ 100 bp		176,716	+420,000	+6.00 years
+ 200 bp		293,218	+490,000	+7.00 years
*	Due to low interest rates on December 31, 2008, these values are not calculated.

As of December 31, 2008, the market value of equity was less than $700 million. Therefore the above, dollar-based duration policy limits applied.

Item 8.	Financial Statements and Supplementary Data.

Our 2009 Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1 of this Annual Report on Form 10-K.

Supplementary Data – Selected Quarterly Financial Data (unaudited)

Supplemental financial data for each quarter within the two years ended December 31, 2009 are included in the table below:

	2009
	4th	3rd	2nd	1st
Interest income	$695	$720	$753	$788
Interest expense	561	577	594	644
Provision for credit losses	5	-	2	3

Net interest income	129	143	157	141
Non-interest income gain (loss)	(69)	(285)	(2)	(151)
Non-interest expense	39	31	29	29
Total assessments	-	(23)	23	-

Net income (loss)	$21	$(150)	$103	$(39)

	2008
	4th	3rd	2nd	1st
Interest income	$936	$935	$903	$998
Interest expense	839	883	881	967
Provision for credit losses	2	1	-	-

Net interest income	95	51	22	31
Non-interest income gain (loss)	(61)	10	(63)	(78)
Non-interest expense	34	28	33	31
Total assessments	-	-	-	-

Net income (loss)	$-	$33	$(74)	$(78)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the Evaluation Date). The evaluation of our disclosure controls and procedures by our principal executive officer and principal financial officer included consideration of the restatement and remediation of the material weakness described below. Based on this evaluation, the principal executive officer and principal financial officer concluded as of the Evaluation Date that the disclosure controls and procedures were effective such that information relating to us that is required to be disclosed in reports filed with the SEC: (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework”. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness noted below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the fourth quarter of 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to filing our Form 10-Q for the quarter ended September 30, 2009, and as a result of ongoing enhancement to our Statement of Cash Flow preparation process, management became aware that we did not maintain effective controls over the preparation and review of our Condensed Statement of Cash Flows. This control deficiency resulted in an error in our Condensed Statement of Cash Flows as originally reported for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, which in turn required a restatement of our Condensed Statement of Cash Flows for those periods. Specifically, we did not maintain effective control over the calculation and presentation of cash flows from certain derivative and investment activities which led to the misclassification of cash flows primarily between Operating Activities and Investing Activities in the Condensed Statement of Cash Flows for the three months ended March 31, 2009, six months ended June 30, 2009 and nine months ended September 30, 2009. Accordingly, our management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of March 31, 2009, June 30, 2009, and September 30, 2009.

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

Following enactment of the Housing Act, our Board is comprised of a combination of industry directors elected by the Bank’s member institutions (referred to as member directors) on a state-by-state basis and independent public interest directors elected by a plurality of the Bank’s members (referred to as independent directors). Prior to enactment of the Housing Act, our Board was comprised of a combination of directors elected by the members and public interest directors appointed by our regulator. No member of the Bank’s management may serve as a director of an FHLB. Our Board currently includes ten member directors and seven independent directors. Under the FHLB Act, there are no matters that are submitted to shareholders for votes with the exception of the annual election of the Bank’s directors.

Nomination of Member Directors

Member directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank directors. To be eligible an individual must:

•	be an officer or director of a Bank member institution located in the state in which there is an open Bank director position;

•	the member institution must be in compliance with the minimum capital requirements established by its regulator; and

•	the individual must be a U.S. citizen.

These criteria are the only permissible eligibility criteria that member directors must meet. The FHLBs are not permitted to establish additional eligibility criteria for member directors or nominees. For member directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLB stockholders may nominate and elect member directors. FHLB Boards are not permitted to nominate or elect member directors, although they may appoint a director to fill a vacant directorship in advance of the next annual election. Specifically, institutions which are members required to hold capital stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. With respect to member directors, under FHFA regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Because of the structure of FHLB member director nominations and elections an FHLB does not know what factors the Bank’s member institutions consider in selecting member director nominees or electing member directors.

Nomination of Independent Directors

For independent directors, the members elect these individuals on an at large basis to four-year terms. Independent directors cannot be officers or directors of a Bank member, and must meet certain statutory and regulatory eligibility criteria. To be eligible to serve as an independent director, an individual must be a citizen of the United States and a bona fide resident of the district in which the Bank is located. In addition, the FHFA regulation requires an independent director to either have more than four years’ experience representing consumer or community interests or have experience in or knowledge of auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices or the law.

In 2009, the FHFA issued a final regulation implementing the terms of the Housing Act which provide that the FHFA establish the procedure for the nomination and election of independent directors. Under the FHFA regulation, our members are permitted to nominate candidates to be considered by the Bank to be included on the nominee slate and our Board determines the nominees after consulting with the Bank’s Community Investment Advisory Council (Advisory Council). FHFA regulations permit a Bank director, officer, attorney, employee or agent and our Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an independent directorship.

Our Board selected independent director nominees based on their qualifications as described in each independent director’s biography below. All of our independent directors were nominated for and elected in the Bank’s 2008 director elections, except for Director Janice Eberly who was appointed by our Board in 2009 to fill a vacancy that resulted from the resignation of a previously elected independent director. Director Eberly was appointed in accordance with the FHFA regulation governing appointment of director vacancies, and meets the regulatory qualifications to serve as an independent director as indicated in her biography below.

2009 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2009 was the election of certain member directors, which occurred in the fourth quarter of 2009 as described above. The Bank conducted this election to fill four open member directorships for 2009 designated by the FHFA. In 2009, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 16, 2009.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2010.

Name	Age	Director Since	Expiration of Term as of December 31,
P. David Kuhl, Chairman [1]	60	2000	2010
Thomas L. Herlache, Vice Chairman [2]	67	2005	2012
Diane M. Aigotti [4]	45	2009	2011
Edward P. Brady [4]	46	2009	2011
William R. Dodds, Jr. [1]	57	2007	2011
Janice C. Eberly [4]	47	2009	2012
James D. Ericson [4]	74	2009	2013
Thomas M. Goldstein [4,5]	50	2009	2012
Roger L. Lehmann [1]	68	2004	2010
E. David Locke [2]	61	2007	2013
Kathleen E. Marinangel [1]	64	2002	2010
Richard K. McCord [1]	66	2003	2012
Leo J. Ries [3]	56	2009	2014
Steven F. Rosenbaum [1]	53	2007	2013
William W. Sennholz [2]	44	2008	2010
Russell C. Weyers [2]	50	2010	2011
Gregory A. White [3]	46	2009	2013
[1]	Illinois member director.
[2]	Wisconsin member director.
[3]	Public interest director.
[4]	Independent director.
[5]	Mr. Goldstein previously served as a member director from 2005 to 2007.

Diane M. Aigotti  has served as Managing Director and CFO of Ryan Specialty Group since January, 2010. Ms. Aigotti formerly held the titles of Senior Vice President, Chief Risk Officer, and Treasurer for the Aon Corporation in Chicago, Illinois from 2000 to 2008. Ms. Aigotti was Vice President of Finance for the University of Chicago Hospitals and Health System from 1998 to 2000. She was also Budget Director of the City of Chicago from 1995 to 1997 and Assistant to the Mayor and Chief Financial Officer, City of Chicago, from 1992 to 1995. The Board nominated Ms. Aigotti to serve as an independent director based on her knowledge of and experience in risk management practices and financial management, as indicated by her background.

Ms. Aigotti serves on the following Board committees of the Bank: Executive & Governance, Audit (Chairman), and Risk Management.

Edward P. Brady  has served as president/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988. He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady has also served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce and other community organizations. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

Mr. Brady serves on the following Board committees of the Bank: Affordable Housing and Public Policy.

William R. Dodds, Jr.  is the Executive Vice President and Treasurer of Northern Trust Corporation and Executive Vice President of The Northern Trust Company in Chicago, Illinois. He joined The Northern Trust Company in 1983. During his twenty-six year career he has held numerous positions including Head of Strategic Planning and Corporate Development from 1995 to 2002, and General Manager of the London Branch from 1990 to 1995. He is a director of Northern Trust, National Association and The Northern Trust International Banking Corporation.

Mr. Dodds serves on the following Board committees of the Bank: Executive & Governance, Audit, and Risk Management (Chairman).

Janice C. Eberly  has been the John L. and Helen Kellogg Distinguished Professor of Finance at the Kellogg School of Management, Northwestern University in Evanston, Illinois since 2002. Dr. Eberly was also Chair of the Finance Department at the Kellogg School of Management from 2005 to 2007, the John L. and Helen Kellogg Associate

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Professor of Finance at the Kellogg School of Management from 2000 to 2002, an Associate Professor of Finance at the Kellogg School of Management from 1998 to 2002, an Associate Professor of Finance at The Wharton School of the University of Pennsylvania from 1997 to 1998, an Assistant Professor of Finance at The Wharton School of the University of Pennsylvania from 1991 to 1997, and Junior Economist, President’s Council of Economic Advisors from 1989 to 1990. The Board appointed Ms. Eberly to serve as an independent director based on her knowledge of and experience in auditing and accounting, financial management, organizational management, project development and risk management practices, as indicated by her background.

Ms. Eberly serves on the following Board committees of the Bank: Risk Management and Audit.

James D. Ericson  is retired from Northwestern Mutual Life in Milwaukee, Wisconsin, where he served as Chairman from 2000 to 2001, Chief Executive Officer from 1993 to 2001, President from 1990 to 2000, and Chief Operating Officer from 1991 to 1993. He also served as Executive Vice President, Investments, and General Counsel of Northwestern Mutual Life. Mr. Ericson served on the company’s Board of Trustees, the Finance Committee, and the Executive Committee until 2006. Mr. Ericson serves on the Boards of The Johnson Foundation, The Marcus Corporation, and Green Bay Packaging, Inc. The Board nominated Mr. Ericson to serve as an independent director based on his knowledge of and experience in organizational management, financial management, and law, as indicated by his background.

Mr. Ericson serves on the following Board committees of the Bank: Risk Management and Personnel & Compensation.

Thomas M. Goldstein  currently serves as a consultant to the financial services industry. He served as Managing Director and Chief Financial Officer for Madison Dearborn Partners in Chicago, Illinois, from 2007 to 2009. Mr. Goldstein also served as Chairman, Chief Executive Officer, and President of ABN AMRO Mortgage Group from 2005 to 2007. Mr. Goldstein also served as Senior Executive Vice President, Executive Vice President , Chief Financial Officer, Division Head, Finance Division, and Head of Financial Planning and, Analysis, of LaSalle Bank Corporation from 1998 to 2004, most recently as Senior Executive Vice President. He also worked for Morgan Stanley Dean Witter, as Senior Vice President, Head of Risk Management and Financial Planning and Analysis, of Novus Financial, from 1997 to 1998, and Vice President, Head of Finance, of SPS Transaction Services, from 1994 to 1997, and as a First Vice President in the Treasurer’s office from

1988-1994. Mr. Goldstein previously served on the Board of Directors of the Federal Home Loan Bank of Chicago from 2005 to 2007, as a Director, Chairman of the Risk Management Committee and a Member of the Executive and Governance Committee and Personnel and Compensation Committee. The Board nominated Mr. Goldstein to serve as an independent director based on his knowledge of and experience in risk management practices, financial management, derivatives and organizational management, as indicated by his background.

Mr. Goldstein serves on the following Board committees of the Bank: Executive & Governance, Risk Management, and Personnel & Compensation (Vice Chairman).

Thomas L. Herlache  serves as a director on the Board for Baylake Bank and Baylake Corp., a one-bank holding company, in Sturgeon Bay, Wisconsin, and served as Chairman of the Board from 2007 to 2009. From 1983 to 2007, Mr. Herlache served as President, CEO, and Chairman of the Board for Baylake Bank and Baylake Corp. Mr. Herlache currently serves as a director on the Door County Memorial Hospital Board and as president of the Sturgeon Bay Waterfront Redevelopment Authority. He has previously served on the Door County Board of Supervisors Door County Chamber of Commerce Board as well as on the Sturgeon Bay Utility Commission from 1981 to 1986. Mr. Herlache served as President for part of his tenure at the Sturgeon Bay Utility Commission.

Mr. Herlache serves as the Bank’s Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He also serves on the following Board committees of the Bank: Audit and Personnel & Compensation.

P. David Kuhl  has served as Chairman, President, and CEO of Freestar Bank in Pontiac, Illinois since April 2009. He served as Chairman of the Board of Freestar Bank in Pontiac, Illinois, from September 2007 to March 2009. From 1979 to 2007, he held numerous positions with Busey Bank in Urbana, Illinois. From September 2006 to September 2007, Mr. Kuhl served as a director of Busey Bank and also served as a director for First Busey Securities Inc. and First Busey Trust and Investment Company. From 2001 to 2006, he served as Chairman of the Board and CEO of Busey Bank. From 1993 to 2001, he served as President, CEO, and Director and, from 1979 to 1993, as Executive Vice President. Mr. Kuhl previously served as a director for First Busey Corporation, First Busey Insurance Services, and First Busey Resources. First Busey Corporation is the holding company for Busey Bank, First Busey Securities, and First Busey Trust and Investment Company. Prior to his

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

employment with Busey Bank, Mr. Kuhl was Executive Vice President of First National Bank of Rantoul from 1973 to 1979. He was Chairman of the Illinois Bankers Association in 2007-2008. He is currently a member of the American Bankers Association’s Government Relations Administrative Council.

Mr. Kuhl serves as the Bank’s Chairman of the Board and Chairman of the Executive & Governance Committee. He serves as an ex officio member of the following Board committees: Affordable Housing, Public Policy, Audit, Personnel & Compensation, Risk Management, and Operations & Technology.

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

Mr. Lehmann serves on the following Board committees of the Bank: Executive & Governance (Alternate), Affordable Housing (Vice Chairman), and Personnel & Compensation (Chairman).

E. David Locke  has been in banking since 1966 and employed with McFarland State Bank in McFarland, Wisconsin since 1975. Mr. Locke currently serves as Chairman of the Board and CEO of McFarland State Bank and has been a director there since 1977. Mr. Locke previously served as President of McFarland State Bank from 1977 to 2006. A leader in several banking and non-profit organizations, Mr. Locke is a member of the Salvation Army Board, served on the Board of Wisconsin Bankers Association, Bankers’ Bank (original organizer and founding director) and is a charter member of the Greater Madison Chamber of Commerce’s Collaboration Council, now called “Thrive”, an economic development enterprise for the Madison Region. Additionally, he is a contributor to various educational sponsorships including the McFarland Education Association’s scholarship fund and pays personal attention and commitment to the growth of Junior Achievement (JA) programs in McFarland, Dane County, and Wisconsin. Spanning his entire career; Mr. Locke has actively contributed his time and talents to the many grassroots efforts of regional and national banking associations, taking leadership roles in a variety of campaigns.

Mr. Locke has also received numerous awards including the Community Bankers of Wisconsin Association’s “Banker of

the Year” in 2006, a finalist in the 2006 Ernst & Young Entrepreneur of the Year Award program and was named North Western Financial Review’s 2009 Banker of the Year.

Mr. Locke serves on the following Board committees of the Bank: Public Policy (Vice Chairman) and Operations & Technology (Vice Chairman).

Kathleen E. Marinangel  has worked at McHenry Savings Bank since 1973 and has served as President of McHenry Savings Bank since 1991, CEO of McHenry Savings Bank since 1990, and Chairman of the Board of the McHenry Savings Bank since 1989. Ms. Marinangel has also been the Chairman of the Board, CEO, and President of McHenry Bancorp, Inc. since its inception in January of 2003. Locally, she serves on the McHenry County Public Building Commission, the City of McHenry’s Economic Development Commission, the McHenry County College Foundation Board, and served on the Board of Governors of Centegra Hospital. On a statewide basis, she serves as a director of the Illinois League of Financial Institutions and was Past Chairman from 1996 to 1997. She currently is a Trustee of the League’s Banking ERISA Medical Insurance Trust. She is Chairman of the Illinois Board of Savings Institutions. Nationally, she served as a director of the banking trade group, America’s Community Bankers from 2003 to 2007. Ms. Marinangel served as a Director of the American Bankers Association from 2007 to 2009. She also served a two-year term on the Federal Reserve Board’s Thrift Institutions Advisory Council from 1999 to 2000.

Ms. Marinangel serves on the following Board committees of the Bank: Executive & Governance, Affordable Housing (Chairman) and Risk Management (Vice Chairman).

Richard K. McCord  has served as a director of Illinois National Bank in Springfield since 1999, also serving as President and Chief Executive Officer from 1999 to 2009. He has also served as the President and Chief Executive Officer and a director of Illinois National Bancorp, Inc. since 1999. Prior to re-establishing Illinois National Bank in 1999, Mr. McCord was named in 1995 as President and Chief Operating Officer and a director for First of America Bank-Illinois, N.A. Mr. McCord retired from National City Bank, the successor to First of America Bank, in 1998, and launched the second generation of Illinois National Bank in 1999. Mr. McCord served as a director of the Community Bank Council of the Federal Reserve Bank of Chicago.

Mr. McCord serves on the following Board committees of the Bank: Executive & Governance, Audit, and Operations & Technology (Chairman).

Leo J. Ries  has been the Executive Director of Local Initiatives Support Corporation (LISC) in Milwaukee,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Wisconsin, since 2000. Mr. Ries was a private consultant for profit and nonprofit corporations from 1999 to 2000. He also was Deputy Commissioner for the City of Milwaukee in the Department of Neighborhood Services in 1999 and Director of the Housing and Neighborhood Development Division from 1992 to 1998. Mr. Ries served on the Board of Directors of the Neighborhood Improvement Development Corporation from 1992 to 1999, Select Milwaukee, Inc, from 1996 to 2000, Walker’s Point Development Corporation from 1999 to 2000 and Canticle Court/Juniper Court from 1999 to 2000. The Board nominated Mr. Ries to serve as an independent director based on his experience representing community interests in housing, as indicated by his background.

Mr. Ries serves on the following Board committees of the Bank: Affordable Housing and Operations & Technology.

Steven F. Rosenbaum  has been employed by Prospect Federal Savings Bank since 1987. He has served as President and CEO since 1998 and, in 2006, was named Chairman of the Board. Prior to his service with Prospect Federal Savings Bank, he was a lobbyist with the Illinois State Chamber of Commerce. In addition, he serves on the Board of the Illinois League of Financial Institutions (Chairman from 2002 to 2003), is a member of the Mutual Institutions Committee for the American Bankers Association, and a member of the Illinois Board of Savings Institutions. He is a Village Trustee in Oak Lawn, Illinois.

Mr. Rosenbaum serves on the following Board committees of the Bank: Public Policy (Chairman), Executive & Governance (Alternate), and Personnel & Compensation.

William W. Sennholz  joined Marshfield Savings Bank in Marshfield, Wisconsin, in 2005 as President and CEO. Prior to his service with Marshfield Savings Bank, he served as President, CEO, and Chairman of the Board of Clarke County State Bank in Osceola, Iowa, from 2002 to 2005. From 1997 to 2002, Mr. Sennholz was the Vice President, Senior Lending Officer at Peoples State Bank in Wausau, Wisconsin. He held various positions of increasing responsibility at M&I First American Bank from 1989 to 1997.

Mr. Sennholz serves on the following Board committees of the Bank: Operations & Technology and Audit (Vice Chairman).

Russell C. Weyers  has been employed by Johnson Bank in Racine, Wisconsin since February of 1995. He was named President and Chief Operating Officer of Johnson Bank and Executive Vice President and Chief Operating Officer of Johnson Financial Group in 2004. He has served on the Board of Johnson Bank since May of 2004 and on the Board of Johnson Insurance since 1996. Mr. Weyers is currently immediate past Chair and a member of the Board of Directors of the Wisconsin Bankers Association. Mr. Weyers also currently serves on the Board of Directors of A and E Inc. of Racine, Wisconsin.

Mr. Weyers serves on the following Board committees of the Bank: Public Policy and Operations & Technology.

Gregory A. White  has been the President and Chief Executive Officer for LEARN Charter Schools located in Chicago, Illinois, from 2008 to present. Mr. White was Vice President, Strategy and Operations, of The Chicago Community Trust, from 2006 to 2008. He was Co-Founder and Partner, Chicago Venture Partners, LP, from 1998 to 2006, and President, Corporate Advisory Services, from 1995 to 2006. Mr. White was also a Board Chairman of Learn Charter Schools for four years, a board Member for over ten years and Board Chairman of Lakefront Supportive Housing for three years, and Board Chairman, Citizens Advisory Board, Chicago Transit Authority, for three years. The Board nominated Mr. White to serve as an independent director based on his experience representing consumer and community interests in credit needs and housing, as indicated by his background.

Mr. White serves on the following Board committees of the Bank: Affordable Housing and Public Policy.

There are no family relationships among the above directors or our executive officers.

Audit Committee

Our Audit Committee is comprised of non-executive directors. The Audit Committee Charter is available in full on our website at

www.fhlbc.com/fhlbc/corp_governance.shtml.

Our Board of Directors determined that each Audit Committee member (Directors Aigotti, Sennholz, Dodds, Eberly, Herlache, McCord, and Kuhl) is an “Audit Committee financial expert” for purposes of SEC Item 407(d) (5) of Regulation S-K. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2009 and currently, is not independent, with the exception of Directors Aigotti and Eberly who do not serve as officers or directors of a Bank member. Under Finance Agency regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board’s analysis of director independence under the New York Stock Exchange rules, see Certain Relationships and Related Transactions on page 112.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Audit Committee Report

March 19, 2010

The Audit Committee of the Bank is comprised of non-executive directors. The Audit Committee approved the appointment of PricewaterhouseCoopers LLP as the Bank’s independent registered public accounting firm for 2009. The Audit Committee annually reviews our written charter and our practices, and has determined that our charter and practices are consistent with the applicable Federal Housing Finance Agency regulation and the provisions of the Sarbanes-Oxley Act of 2002.

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the Federal Home Loan Bank of Chicago’s accounting, reporting and financial practices, including the integrity of its financial statements. Management has the primary responsibility for the preparation and integrity of the Bank’s financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank’s independent auditor, PricewaterhouseCoopers LLP (PwC), is responsible for performing an independent audit of the Bank’s financial statements in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who is accountable to the Audit Committee. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee met 10 times during 2009, and has regular executive sessions with both internal and external auditors.

In this context, the Audit Committee met and held discussions with management, the internal auditors and PwC. Management represented to us that the Bank’s financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee reviewed and discussed the financial statements with management and PwC. The Audit Committee also discussed with PwC the matters required by PCAOB AU 380. We discussed with PwC their independence.

Based on the discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC’s report referred to above, the Audit Committee recommended to the Board, and the Board has approved, to include the audited financial statements in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.

Audit Committee Members

Diane M. Aigotti, Chairman

William W. Sennholz, Vice Chairman

William R. Dodds Jr.

Janice C. Eberly

Thomas L. Herlache

Richard K. McCord

P. David Kuhl, ex officio

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2010:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	56	President and Chief Executive Officer	2003
Sanjay K. Bhasin	41	Executive Vice President, Financial Markets	2004
Chad A. Brandt	45	Executive Vice President, Banking & Advance Products	2002
Michael A. Ericson	38	Executive Vice President, Risk Management	2005
Peter E. Gutzmer	56	Executive Vice President, General Counsel and Corporate Secretary	1985
Roger D. Lundstrom	49	Executive Vice President, Financial Information and Chief Financial Officer	1984
John Stocchetti	53	Executive Vice President, Operations and Technology	2006
Michael J. Allara	50	Senior Vice President, Bankwide Re-Engineering	2009
Mary Jane Brown	58	Senior Vice President, Bank Services	2006
Eldridge Edgecombe	61	Senior Vice President, Community Investment	2001

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

Michael J. Allara became Senior Vice President, Bank-Wide Re-Engineering of the Bank in September 2009, after serving as Senior Vice President, Operations Initiatives from June 2009 until then. Prior to joining the Bank, Mr. Allara was President of Allara Consulting from 2008 to 2009, Chief Operating Officer of Ritchie Capital Management, LLC from 2003 to 2007, and President and Chief Operating Officer of Rock Island Company of Illinois from 2001 to 2003. Previously, Mr. Allara was with Bank of America, NationsBank, and Chicago Research & Trading Group Ltd., serving in a variety of capacities, including most recently senior managing director for global corporate and investment bank operations and technology and derivative products and foreign exchange operations.

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

Peter E. Gutzmer has been Executive Vice President, General Counsel, and Corporate Secretary of the Bank since 2003. Mr. Gutzmer was Senior Vice President,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

General Counsel and Corporate Secretary of the Bank from 1992 to 2003, and General Counsel of the Bank from 1985 to 1991. Prior to his employment with the Bank, Mr. Gutzmer was Assistant Secretary and Attorney of LaSalle Bank, NA from 1980 to 1985.

Roger D. Lundstrom has been Chief Financial Officer since October 2008 and Executive Vice President, Financial Information of the Bank since 2003. Mr. Lundstrom was Senior Vice President, Financial Information of the Bank from 1997 to 2003 and Senior Vice President, Financial Reporting and Analysis of the Bank from 1992 to 1997. Mr. Lundstrom held various positions with the Bank in analysis and reporting functions with increasing levels of responsibility from 1984 to 1992.

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

Mary Jane Brown became Senior Vice President, Human Resources, Communications, and Facilities Management (now Bank Services) of the Bank in January 2009. Ms. Brown was Senior Vice President, Director of Human Resources of the Bank from 2008 to 2009 and Vice President, Director of Professional and Organization Development of the Bank from 2006 to 2008. Prior to joining the Bank, Ms. Brown was HR Director for the Midwest Region of The Segal Company from 2003 to 2006. Previously, Ms. Brown was with Learning Insights, Inc., Bank of America and Continental Bank, serving in a variety of capacities in human resources, including director of training and organization development, director of human resources, and as a human resources generalist in large information technology, investment banking and operations departments.

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

This section provides information regarding our compensation program for our 2009 named executive officers (NEOs): Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Sanjay Bhasin, Executive Vice President & Group Head, Financial Markets; Chad Brandt, Executive Vice President & Group Head, Banking and Advance Products; and John Stocchetti, Executive Vice President & Group Head, Operations & Technology. All dollar amounts within this Item 11 Executive Compensation are presented in whole dollars unless otherwise specified.

Compensation Discussion & Analysis

Compensation Program Objectives and Philosophy

Our Board of Directors has established a Personnel & Compensation Committee (the P&C Committee) to assist it in matters pertaining to the employment and compensation of the President and CEO and other executive officers and our employment and benefits programs in general.

The goal of our compensation program is to set compensation at a level which allows us to attract, motivate,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

and retain talented executives who can enhance our business performance and help us fulfill our housing finance mission. Our compensation program is designed to reward:

•	Individual performance and attainment of bank-wide goals and business strategies on both a short-term and long-term basis;

•	The delivery of enhanced value to our members as shareholders;

•	Fulfillment of our housing finance mission;

•	Effective and appropriate management of risks, including financial, operational, market, credit, legal, regulatory, and other risks; and

•	The growth and enhancement of executive leadership.

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

Regulatory Oversight of Executive Compensation

Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended (the Housing Enterprises Act), the FHFA Director must prohibit an FHLB from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. On June 5, 2009, the FHFA published a proposed regulation, which has not yet been finalized, designed to implement these statutory requirements. The proposed regulation covers compensation payable to members of an FHLB’s senior executive team and defines reasonable and comparable compensation as follows:

•

Reasonable Compensation.  Compensation that, taken in total or in part, would be customary and appropriate for the position based on a review of the relevant factors, including the unique duties and responsibilities of the executive’s position.

•	Comparable Compensation. Compensation that, taken in total or in part, does not materially exceed benefits paid at similar institutions for similar duties and responsibilities. Comparable benefit levels are considered to be at or below the median compensation for a given position at similar institutions (i.e., those institutions that are similar in size, complexity, and function).

In addition, under the proposed regulation, the FHFA Director would have authority to approve certain compensation and termination benefits.

Under the FHFA regulation covering golden parachute payments, the FHFA Director has the authority to prohibit or limit golden parachute payments by an FHLB that is insolvent, in conservatorship or receivership, or is in a troubled condition as determined by the Director. The FHFA issued a proposed regulation on June 29, 2009 to amend this regulation and add new rules limiting director and officer indemnification payments. The proposed amendment includes clarifications indicating that deferred compensation agreements and supplemental retirement benefits would be excluded from coverage under the golden parachute rule, which is similar to the approach taken by the FDIC.

On October 27, 2009, the FHFA issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation.

Beginning in October of 2008, the FHLBs have been directed to provide all compensation actions affecting their five most highly compensated officers to the FHFA for prior review.

The FHFA guidance discussed above was issued after the P&C Committee determined base salaries and established incentive compensation goals for our executive officers for 2009. The P&C Committee considered the FHFA guidance in connection with its review of compensation for our executive officers in December of 2009 and January of 2010. In addition, our Chief Risk Officer reviewed our short- and long-term incentive compensation plans and goals and delivered a risk analysis report prepared by our Risk Management Group to the P&C Committee in January 2010. The P&C Committee reviewed this information, along

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

with base salary information, and determined that the compensation payable to our executive officers for 2009 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance. Following our Board’s January 2010 meeting, we submitted 2010 compensation information for our NEOs to the FHFA for review in compliance with FHFA guidance. It is not possible to predict what impact FHFA oversight of and limitations on executive compensation may have on our ability to retain and recruit senior executives.

Use of Compensation Consultants and Surveys

It is the intent of the P&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the P&C Committee reviews comparable market compensation information.

In 2008, we engaged McLagan Partners, a compensation consulting firm, to conduct a competitive compensation review of base pay, and short-term and long-term incentive opportunities for our executive officers, senior officers and other key employees. The peer group for this study varied for different positions as the consulting firm reviewed each position and attempted to compare it to a group of financial institutions where executives would possess similar levels of knowledge and experience. The peer group included commercial banks because of the similarity in functions involving wholesale lending and managing large loan portfolios. For certain positions, the peer group also included mortgage banking institutions and other FHLBs because we compete with these institutions for talent in those positions.

We also participated in the annual Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBs.

The information obtained from these studies was considered by the P&C Committee and our President and CEO, as appropriate, when making compensation decisions for 2009. For those positions that do not allow for precise comparison, we make adjustments based upon our experience and general knowledge of the competitive market.

Elements of Our Compensation Program

On an annual basis, the P&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the P&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers.

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

Employment and other Agreements

Each of our NEOs had an employment agreement with the Bank in 2009, however, only Mr. Feldman’s agreement is subject to automatic renewal.

Matthew R. Feldman

Mr. Feldman’s current employment agreement was effective as of May 5, 2008 and provides for an employment term ending on May 31, 2011, unless terminated earlier as provided for in the agreement. The agreement provides for automatic one-year extensions until such date as the Board of Directors or Mr. Feldman gives notice and terminates the automatic extension provision. The initial base salary was $650,000 effective retroactively to April 14, 2008, and may not be increased prior to June 1, 2011. Following that date, the Board has discretion to increase the base salary. Under the Agreement, the Bank has agreed to indemnify Mr. Feldman with respect to any tax liabilities and penalties and interest under Section 409A of the Internal Revenue Code of 1986.

Mr. Feldman is entitled to participate in the President’s Incentive Compensation Plan and the Key Employee Long Term Incentive Compensation Plan. However, payments to Mr. Feldman under these plans are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year. Mr. Feldman’s agreement provides for severance benefits, including one year of base salary continuation payments, under certain circumstances and in a manner consistent

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

with the severance benefits payable under the Bank’s Severance Plan. See Post-Termination Compensation on page 101. Mr. Feldman is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives.

Senior Executive Contracts

Mr. Lundstrom and Mr. Stocchetti are both employed by the Bank subject to the terms of an employment agreement. Mr. Lundstrom’s contract was effective January 29, 2008 and provides for a three year employment term. Mr. Stocchetti’s contract was effective January 2, 2008 and was amended effective January 29, 2008 to provide for a three year employment term. These contracts were put in place at the time when we contemplated a potential merger with the Federal Home Loan Bank of Dallas. Neither of these employment agreements is automatically renewable and neither agreement is anticipated to be renewed.

Mr. Bhasin and Mr. Brandt are currently employees-at-will of the Bank. They previously executed two year employment agreements that expired on January 1, 2010 and were not renewed consistent with the Bank’s current philosophy of employing most senior executives as employees-at-will. These contracts provided for an employment term of two years, as opposed to a three year term, because at the time they were entered into these officers were not yet serving on the executive management team.

The employment agreements provide for an initial base salary amount, subject to merit and promotional increases. The initial base salary amounts are as follows:

Name	Initial Base Salary
Mr. Bhasin	$325,000
Mr. Brandt	277,500
Mr. Lundstrom	270,000
Mr. Stocchetti	280,000

In addition, each of these NEOs is eligible to participate in or receive benefits provided to Bank employees under our employee benefit plans and is eligible to participate in any incentive compensation plans adopted by the Board of Directors. These executives are also entitled to receive severance benefits under certain conditions and Mr. Stocchetti’s contract provides for change-of-control payment under certain circumstances. Although Mr. Bhasin’s and Mr. Brandt’s contracts have now expired, during 2009 their contracts also provided for change-of-control payments under certain circumstances. See Post-Termination Compensation on page 101.

Base Salary

Base salary is the key component of our compensation program. In making base salary determinations, the P&C Committee and the President and CEO review competitive market data from the Federal Home Loan Bank System Key Position Survey and the McLagan Survey and consider factors such as prior related work experience, individual job performance, and the position’s scope of duties and responsibilities within our organizational structure and hierarchy.

Generally, the Board of Directors each year determines base salary for the President and CEO after it has received a recommendation from the P&C Committee. However, the Board of Directors approved a three year employment agreement for Mr. Feldman in 2008 in connection with his appointment as President and CEO and set his base salary at $650,000 for the initial contract term consistent with the reduced base salary level of the prior Bank President and CEO. In setting the base salary, the Board of Directors took into account the fact that based upon the Bank’s projected financial performance, Mr. Feldman’s incentive compensation opportunities in the near term would most likely be limited.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the P&C Committee. In setting base salaries for 2009, Mr. Feldman and the P&C Committee considered competitive market data from the Federal Home Loan Bank System Key Position Survey and the McLagan Survey. The P&C Committee and Mr. Feldman have decided that the compensation guideline for base salaries for NEOs (other than the President and CEO) should target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the 12 FHLBs. They established this target based upon the complex nature and operations of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team.

Mr. Lundstrom was promoted to Chief Financial Officer in October, 2008, but did not receive a promotional increase at the time. For 2009, Mr. Lundstrom received a 9.26% salary increase from $270,000 to $295,000 for 2009, which is slightly below the 75th percentile FHLB System target. Mr. Bhasin and Mr. Stocchetti both received 11.11% merit increases in base salary for 2009 from $360,000 to $400,000. Mr. Stocchetti’s new base salary is slightly below the 75th percentile FHLB System target. Mr. Bhasin’s position does not currently align with a comparable position within the other FHLBs. However, due to similarities in the level of responsibilities and complexity of Mr. Bhasin and Mr. Stocchetti’s positions, it was

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

determined that their base salaries should be internally equitable to one another. Mr. Brandt did not receive an increase in 2008 when he was promoted to Banking & Advance Products Group Head. For 2009, Mr. Brandt’s base salary was increased 2.70% from $277,500 to $285,000, which is approximately at the 75th percentile FHLB System target.

None of our executive officers received base salary increases for 2010. See 2010 Compensation Decisions on page 104.

Short-Term Incentive Plans

Short-term incentive compensation is an important part of our overall compensation strategy and is designed to award the achievement of short-term performance goals and strategies. None of the NEOs received a short-term incentive award for 2009 based upon the Bank’s recent financial performance even though we satisfied the performance criteria under these plans at 120.88% as further described below in President’s Incentive Compensation Plan and Management Incentive Compensation Plan.

For 2009, we had two short-term incentive bonus plans for our NEOs: the President’s Incentive Compensation Plan covering the President and CEO and the Management Incentive Compensation Plan covering the other NEOs. Both plans provide for the award of cash bonuses on the basis of performance over a one-year period calculated using weighted performance criteria correlated to our Board-approved strategic business plan for the year.

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

Under both plans, the P&C Committee reserves the discretion to make adjustments in the performance criteria established for any award period either during or after the award period and to make or adjust award payments to compensate for or reflect any significant changes which may have occurred during the award period. Once award payments are made, however, awards are not subject to adjustment based upon a subsequent adjustment or restatement of our financial statements. Beginning in 2010, certain deferred payments under our new short-term incentive compensation plan, the Executive Incentive Compensation Plan, may be adjusted in connection with material inaccuracies related to financial reporting. See 2010 Compensation Decisions on page 104.

For 2009, the target values, performance criteria, and percentage attained for both the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan are set forth in the following table:

Target Value	2009 Performance Criteria	Percentage Attained
20%	$(204.0) million GAAP net income for 2009 after REFCORP and AHP, adjusted for advances prepayment fees and other appropriate adjustments	150.00%
20%	$320.3 million GAAP net interest income in 2009	150.00%
	adjusted for OTTI accretion
20%	$106.0 million operating expenses	93.31%
15%	Implementation of scheduled modules of software systems	80.00%
25%	Implementation of capital stock plan	0.00%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 120.88% for 2009.

President’s Incentive Compensation Plan

Award payments under the President’s Incentive Compensation Plan and Mr. Feldman’s employment agreement, can range, on the basis of performance, from 0% to 100% of annual salary with the target bonus being 60% of annual salary as described below. The P&C Committee, with the approval of the Board of Directors, may also make additional discretionary awards in consideration of extraordinary performance. However, as a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under this plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year. For 2009, Mr. Feldman did not receive an award under the President’s Incentive Compensation Plan because these conditions were not met. See Performance Targets on page 98 for a description of the performance criteria for this plan.

2009 President’s Incentive Compensation Plan

Performance Percentage	Award Payment Level [1]
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 3.0% of annual salary
100% (target amount)	60% of annual salary
Every 1% increase between 100% and 130%	An additional 1.33% of annual salary (to a maximum of 100% of annual salary)
[1]

As a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under this plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

Management Incentive Compensation Plan

The Management Incentive Compensation Plan covers the Bank’s executive management team members including our NEOs (other than the President and CEO). The plan provides for the establishment of an award pool based upon the achievement of performance criteria and performance targets. See Performance Targets on page 98 for a description of the performance criteria.

The award pool can range from 0% to 50% of the aggregate annual salaries of the Executive Team members (other than the President and CEO and General Auditor), with the pool target being 25% of the aggregate annual salaries as further described in the table below.

Management Incentive Compensation Plan
Performance Percentage	Maximum Award Percentage
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.25% of annual salary
100% (target amount)	25% of annual salary
Every 1% increase between 100% and 130%	An additional 5/6ths of 1% of annual salary
(to a maximum of 50% of annual salary)

The President and CEO has full discretion to make awards from the pool and may consider such factors as the satisfaction of individual goals and the achievement of specific levels of job performance for the plan year. Individual awards are approved by the P&C Committee. The President and CEO may also establish, subject to the approval of the P&C Committee, an additional bonus pool for any year from which the President and CEO may make discretionary awards. Although our NEOs would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified performance criteria at 120.88%, following the recommendation of the President and CEO, the Board of Directors exercised its discretion and made no awards under the plan given the Bank’s recent financial performance. See Performance Targets on page 98 for a description of the performance criteria. See Summary Compensation Table on page 107 for 2009 award payments and Grants of Plan-Based Awards on page 108 for possible 2009 award payments.

Long Term Incentive Compensation Plan

The P&C Committee believes that long-term incentives for executives align the interests of our shareholder members and our executives.

Our NEOs participate in a Key Employee Long Term Incentive Compensation Plan under which the P&C Committee establishes performance periods, performance goals consistent with our long-term business strategies, related performance criteria, performance targets and target values (collectively, goals) for approval by the Board of Directors. The P&C Committee designates those officers, including our NEOs, who are eligible to participate in the plan for the performance period. The P&C Committee may

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

make adjustments in the performance goals at any time to reflect major unforeseen transactions, events, or circumstances.

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

The performance goals for the 2009 to 2011 performance period are as follows:

Target Value	2009 - 2011 Performance Criteria
50%	0.5% return on regulatory capital in 2011 Return on regulatory capital means the difference between the 2011 Bank quarterly return on regulatory capital after REFCORP and the average of the 2011 quarterly three month LIBOR
10%	$5.72 billion growth in member business Increase in the average dollar amount of member business from 2008 to 2011 of advances, MPF outstanding (on and off balance sheet) with Chicago members, letters of credit, derivatives with members, standby bond purchase agreements and standby bonds purchased
20%	0.105% operating expense ratio Ratio of total net operating expenses to average assets for 2011. “Net operating expenses” means total operating expenses plus mortgage loan expenses less MPF-related fee income
20%	$300 million capital growth Increase in member capital stock plus retained earnings from 12/31/2007 to 12/31/2011

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

Award payments under the Key Employee Long Term Incentive Plan for the President and CEO can range, on the basis of performance, from 0% to 100% of annual salary with the target amount being 60% of annual salary as further described in the table below.

President’s Potential Awards
Performance Percentage	Award Payment Level [1]
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 3.0% of annual salary
100% (target amount)	60% of annual salary
Every 1% increase between 100% and 130%	An additional 1.33% of annual salary (to a maximum of 100% of annual salary)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Award payments for the other NEOs under the Key Employee Long Term Incentive Plan can range, on the basis of performance, from 0% to 50% of annual salary with the target amount being 25% of annual salary as further described in the table below.

Executive Team Potential Awards
Performance Percentage	Maximum Award Percentage
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.25% of annual salary
100% (target amount)	25% of annual salary
Every 1% increase between 100% and 130%	An additional 5/6ths of 1% of annual salary
(to a maximum of 50% of annual salary)

Perquisites

We do not currently provide perquisites to our executives as part of our compensation program.

Post-Termination Compensation

Severance Arrangements

The Bank executed employment agreements containing severance arrangements with key executives in January of 2008 in contemplation of a merger with the Federal Home Loan Bank of Dallas. Mr. Feldman’s January, 2008 employment agreement was canceled and superseded by his employment agreement dated June 4, 2008. Mr. Bhasin’s and Mr. Brandt’s employment agreements expired on January 1, 2010.

In connection with these agreements, we presented our Board of Directors with a study conducted by McLagan Partners comparing proposed contract elements against market practices. The Board of Directors decided to structure employment agreements for then serving executive management team members, Mr. Feldman and Mr. Lundstrom, that did not include a change-of-control payment because the Board of Directors wished to provide an incentive for the executive management team to remain employed with the Bank during a transition period and not give them an incentive to terminate employment upon a change-of-control.

On the other hand, Mr. Bhasin, Mr. Brandt, and Mr. Stocchetti were not yet serving on the executive management team when they entered into their employment agreements. So those agreements do contain change-of-control provisions as described below. With respect to certain key employees, the P&C Committee decided that an appropriately designed change-of-control provision would provide a retention incentive. Under their respective employment agreements, Mr. Bhasin and Mr. Brandt were entitled to receive certain change-of-control payments until their contracts terminated on January 1, 2010. Mr. Stocchetti continues to be entitled to receive certain change-of-control payments under his employment agreement. The agreements provide for the following three scenarios:

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

Mr. Feldman is entitled to receive termination payments under his employment agreement in the event that his employment with the Bank is terminated either by him for good reason (as defined in the agreement) or by the Bank other than for cause (as defined in the agreement) as follows:

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

The contractual elements included in the employment agreements for our NEOs related to term, payments upon termination, tax gross-ups and medical benefits were within the market practice ranges identified in the McLagan study. The Board of Directors decided that it would not include an automatic renewal provision (except for the President and CEO) or additional credits for years-of-service under our pension benefits.

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

The specified period for salary continuation payments for each NEO are as set forth below.

Matthew R. Feldman	1 year
Roger D. Lundstrom	3 years
Sanjay K. Bhasin *	2 years
Chad A. Brandt *	2 years
John Stocchetti	3 years
*	Employment contracts for these executives expired on January 1, 2010.

The employment agreements provide that the executive will not be entitled to any other compensation, bonus, or severance pay from the Bank other than those specified above and any vested rights which the executive has under any pension, thrift, or other benefit plan, excluding severance.

The terms of the employment agreements also specify that the right to receive the termination payments outlined above in connection with a termination for good reason or other than for cause is contingent upon the executive signing a general release of all claims against the Bank.

For a description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 109.

With the exception of Mr. Feldman’s employment, all employment agreements with NEOs were entered into in contemplation of a merger with the Federal Home Loan Bank of Dallas and none of these agreements are subject to automatic renewal. The two year term of Mr. Bhasin’s and Mr. Brandt’s employment agreements ended on January 1, 2010 and the agreements were not renewed. Further, the Bank does not at this time contemplate renewing employment agreements for Mr. Lundstrom or Mr. Stocchetti as they reach expiration. As their agreements terminate, our NEOs will become at-will employees and be covered by our Bank-wide severance plan as further described in 2010 Compensation Decisions on page 104. The severance benefit in Mr. Feldman’s current employment agreement is consistent with that which he would have received under the Bank-wide severance plan.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Under the FHFA regulation covering golden parachute payments, the FHFA Director has the authority to prohibit or limit golden parachute payments by an FHLB that is insolvent, in conservatorship or receivership, or is in a troubled condition as determined by the Director. See Legislative and Regulatory Developments on page 17. At this time, the Bank does not expect this regulation to have a material impact on the Bank’s executive compensation plans.

Pension Plan Benefits

The P&C Committee believes that retirement plan benefits and retiree health and life insurance are an important part of our NEO compensation program which provides a competitive benefits package. The Pentegra Financial Institutions Retirement Fund (Pension Plan) and related Benefit Equalization Plan benefits serve a critically important role in the retention of our senior executives (including our NEOs), as benefits under these plans increase for each year that these executives remain employed by us and thus encourage our most senior executives to remain employed by us. We provide additional retirement and savings benefits under the Benefit Equalization Plan because we believe that it is inequitable to limit retirement benefits and the matching portion of the retirement savings plan on the basis of a limit that is established by the IRS for purposes of federal tax policy.

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee’s years of service and the employee’s highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2009, the limitation on annual earnings was $245,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $195,000 in 2009.

The formula for determining the normal retirement annual benefit for employees hired prior to January 1, 2010 is 2.25%, multiplied by the number of years of the employee’s credited service, multiplied by the employee’s consecutive five-year average highest earnings. An employee’s retirement benefit vests 20% per year beginning after an employee has completed two years of employment, but is completely vested at age 65 regardless of completed years of employment. Normal retirement age is 65, but a reduced benefit may be elected in connection with early retirement beginning at age 45. All of the NEOs other than Mr. Bhasin are currently eligible for the early retirement benefit.

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

Savings Plan Benefits

We participate in the Pentegra Defined Contribution Plan for Financial Institutions (Savings Plan), a tax-qualified, defined-contribution savings plan. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or an after-tax basis to a regular account. In addition, under the Savings Plan and after one year of employment, we match a certain percentage of employee contributions up to the first 6% of base salary in accordance with the following schedule:

•	50% during the 2nd and 3rd years of employment

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

•	75% during the 4th and 5th years of employment

•	100% upon completion of 5 or more years of employment

For 2009, our matching contribution was limited to $14,700 for each employee. Both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2009, the Savings Plan limits the annual additions that can be made to a participating employee’s account to $49,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $16,500 per year. In addition, no more than $245,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over could contribute catch-up contributions of up to $5,500 per year.

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

The Pension Plan benefit under the Benefit Equalization Plan is an amount equal to the difference between the Pension Plan formula without considering legislative limitations, and the benefits which may be provided under the Pension Plan considering such limitations. The Benefit Equalization Plan also allows employees to make additional salary reduction contributions up to the maximum percentages allowed under the Savings Plan and to receive matching contributions up to the maximum percentages under the Savings Plan, in each case without giving effect to laws limiting annual additions. Salary reduction contributions and earnings under the Benefit Equalization Plan are treated as deferred income. Savings Plan related contributions and earnings in the Benefit Equalization Plan earn interest at the ninety day Federal Home Loan Bank System discount note rate.

2010 Compensation Decisions

In December of 2009, following the recommendation of the President and CEO, the P&C Committee decided that based upon the expected financial performance of the Bank base salaries for our NEOs would not be increased for 2010.

Mr. Feldman’s employment agreement provides for a three year term at a set salary amount of $650,000. As a result, he did not receive an increase for 2010.

For 2010, the P&C Committee revised the current Management Incentive Compensation Plan covering short term incentive compensation for executive management (other than the President and CEO) to defer a portion of the awards and renamed the plan to the Executive Incentive Compensation Plan. This revised short-term plan continues to provide for the establishment of an award pool based upon the achievement of performance criteria and targets. The award pool can range from 0% to 50% of the aggregate annual salaries of the Executive Team members (other than the President and CEO and General Auditor), with the pool target being 25% of the aggregate annual salaries. Previously, short-term incentive awards were paid at 100% after the completion of the plan year. Under the new Executive Incentive Compensation Plan, payments will be deferred as follows:

•	50% paid in cash after the end of the plan year;

•	25% paid after the end of the second year; and

•	25% paid at the end of the third year.

Deferred payments would be determined based on whether or not there were material inaccuracies related to financial reporting or award performance metric criteria for the plan award year or succeeding plan year as determined by the P&C Committee.

Payment of deferred payments would be based on whether or not there were material inaccuracies related to financial reporting or award performance metric criteria for the plan

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

award year or succeeding plan year as determined by the P&C Committee. In the event of retirement, death or disability of a plan participant, a change-of-control or termination of the participant’s employment for good reason, deferred awards become payable within sixty days of such event.

The P&C Committee established the following performance criteria and target values for 2010 for both the Executive Incentive Compensation Plan and the President’s Incentive Compensation Plan:

Target Value	2010 Performance Criteria
35%	$46 million GAAP net income for 2010 after REFCORP and AHP
20%	$96.7 million net operating expenses Net operating expenses means total operating expenses plus mortgage loan expenses less MPF-related fee income
7.5%	Implementation of scheduled modules of software systems
7.5%	Implementation of scheduled reengineering projects
5%	Commitment of $5 million in funds in 2010 to qualifying AHP projects and the DownPayment Plus program
25%	Implementation of capital stock plan

For a description of the President’s Incentive Compensation Plan see page 99.

The P&C Committee established the 2010 to 2012 performance period for the Key Employee Long Term Incentive Compensation Plan and established the following performance criteria and target values:

Target Value	2010 to 2012 Performance Criteria
40%	0.5% return on regulatory capital Return on equity means the difference between the 2010 to 2012 Bank quarterly return on regulatory capital after REFCORP and AHP and the average of the 2010 to 2012 quarterly three month LIBOR rate
15%	$300 million increase in total capital Increase in member capital stock plus retained earnings from 12/31/2009 to 12/31/2012
15%	$100 million increase in member required capital stock Increase of requirement member capital stock from 12/31/09 to 12/31/12
10%	10 basis points operating expense ratio Ratio of total net operating expenses to average assets for 2012. “Net operating expenses” means total operating expenses plus mortgage loan expense less MPF-related fee income
10%	$2 billion growth in member credit outstanding Increase in the average dollar amount of member business from the average for the fourth quarter 2009 to the average for the fourth quarter 2012. Member business means advances, MPF loans outstanding (excluding on balance sheet) with Chicago members, standby bond purchase agreements and bonds purchased through the standby program
10%	80% market value of equity The average ratio of the Bank’s market value of equity to book value of equity for the fourth quarter of 2012

For a description of the Key Employee Long Term Incentive Compensation Plan see page 99.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Effective January 1, 2010, Mr. Bhasin and Mr. Brandt each became an employee-at-will of the Bank in connection with the expiration of their employment agreements. Mr. Bhasin and Mr. Brandt are eligible to receive severance benefits under our Employee Severance Plan. Under the plan, if an employee covered by the plan were to be terminated other than for cause, including a constructive discharge, that employee would be entitled to receive the greater of: (1) four weeks’ base salary for each full year of calendar service, but not to exceed 104 weeks; or (2) one year’s base salary, subject to certain limits. In addition, we will make COBRA payments required to continue health insurance benefits for a time period equal to the number of weeks of pay such employee is entitled to receive (not to exceed the statutory COBRA continuation period).

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

The P&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 – Executive Compensation. In reliance on such review and discussions, the P&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The P&C Committee:

Roger L. Lehmann, Chairman

Thomas M. Goldstein, Vice Chairman

James D. Ericson

Thomas L. Herlache

Steven F. Rosenbaum

P. David Kuhl, ex officio

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Compensation Table

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Retention Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation [3]	Total
Matthew R. Feldman [1]	2009	$650,000	$-	$-	$169,000	$14,700	$833,700
President and Chief Executive Officer	2008	576,903	-	-	136,000	10,530	723,433
	2007	365,000	-	133,133	65,000	17,172	580,305

Roger D. Lundstrom	2009	292,917	-	-	170,000	14,700	477,617
Executive Vice President and Chief Financial Officer	2008	270,000	-	-	201,000	13,800	484,800
	2007	270,000	-	99,480	68,000	16,142	453,622

Sanjay K. Bhasin [2]	2009	396,667	-	-	45,000	12,750	454,417
Executive Vice President and Group Head, Financial Markets	2008	347,935	90,000	-	40,000	10,350	488,285

Chad A. Brandt [2]	2009	284,375	-	-	60,000	14,700	359,075
Executive Vice President and Group Head, Banking and Advance Products	2008	277,500	70,000	-	50,000	13,800	411,300

John Stocchetti [2]	2009	396,667	-	-	65,000	7,350	469,017
Executive Vice President and Group Head, Operations and Technology	2008	333,939	-	-	56,000	7,028	396,967

[1]

Mr. Feldman was named President and CEO effective May 5, 2008 and served as Acting President from April 14, 2008 through May 4, 2008 and served as Executive Vice President, Operations & Administration Group through April 11, 2008.

[2]	Mr. Bhasin, Mr. Brandt, and Mr. Stocchetti were not named executive officers for the 2007 year.
[3]

Amounts reported for all other compensation consist of Bank contributions to employee 401(k) and BEP plans except for 2007 which includes payments of $3,672 and $2,642 to Mr. Feldman and Mr. Lundstrom, respectively, of interest on our terminated Long-Term Incentive Compensation Plan.

Narrative to Summary Compensation Table

Compensation under Non-Equity Incentive Plan Compensation in the Summary Compensation Table is comprised of awards under our President’s Incentive Compensation Plan, Management Incentive Compensation Plan, and long-term incentive compensation plan.

As a condition of Mr. Feldman’s employment agreement, awards under the President’s Incentive Compensation Plan are subject to the further condition that the Bank has

(A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year. For 2009, Mr. Feldman did not receive an award under the President’s Incentive Compensation Plan because these conditions were not met.

Although our NEOs would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified performance criteria at 120.88%, at the recommendation of management, the Board of Directors exercised its discretion and made no awards under the plan given the Bank’s recent financial

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

performance. See Performance Targets on page 98 for a description of the performance criteria.

There is no long-term incentive compensation plan with a performance period ending in 2009 and thus the NEOs did not receive any long-term incentive awards for 2009.

Grants of Plan-Based Awards

The table below describes the potential NEO awards under the President’s Incentive Compensation Plan and the Management Incentive Compensation Plan. The plan period covers January 1, 2009 through December 31, 2009. For a description of the performance criteria under these plans, see Short-Term Incentive Plans on page 98. While our NEOs (other than the President and CEO) would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified goals at 120.88%, the Board of Directors exercised its discretion and made no awards under the plan based upon the Bank’s recent financial performance.

Potential Awards – President’s Incentive Compensation Plan and Management Incentive Compensation Plan

	Estimated Future Payouts
Name	Target	Maximum
Matthew R. Feldman [1]	$390,000	$650,000
Roger D. Lundstrom	73,750	147,500
Sanjay K. Bhasin	100,000	200,000
Chad A. Brandt	71,250	142,500
John Stocchetti	100,000	200,000
[1]

As a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under the President’s Incentive Compensation Plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

The following table reflects potential award payments to NEOs participating in the Bank’s Key Employee Long Term Incentive Compensation Plan. For a description of the plan criteria see Long Term Incentive Compensation Plan on page 99.

Potential Awards – Key Employee Long Term Incentive Compensation Plan 2009 – 2011 Performance Period

	Estimated Future Payouts
Name	Target [1]	Maximum
Matthew R. Feldman [2]	$390,000	$650,000
Roger D. Lundstrom	73,750	147,500
Sanjay K. Bhasin	100,000	200,000
Chad A. Brandt	71,250	142,500
John Stocchetti	100,000	200,000
[1]

In estimating the maximum payout, we have utilized current base salaries for 2010. The actual payout will be based upon base salaries in effect at the end of the performance period which is December 31, 2010.

[2]

As a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under this plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit
Matthew R. Feldman	Pension	5.75	$224,000
	BEP	5.75	252,000

Roger D. Lundstrom	Pension	25.33	669,000
	BEP	25.33	306,000

Sanjay K. Bhasin	Pension	5.08	81,000
	BEP	5.08	44,000

Chad A. Brandt	Pension	6.75	141,000
	BEP	6.75	39,000

John Stocchetti	Pension	2.75	90,000
	BEP	2.75	52,000

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 101.

The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant’s accumulated benefit is calculated as of December 31, 2009 and 2008. Under the Pension Plan, which is a qualified pension plan, the participant’s accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by 50% of the qualified Pension Plan benefit valued using the 2000 RP Mortality table (static mortality table for lump sums) and 50% of the qualified Pension Plan benefit is valued using the 2000 RP Mortality table (generational mortality table for annuities) valued at a 5.96% interest rate as of December 31, 2009 and a 6.70% interest rate as of December 31, 2008.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2009 accumulated benefit and the present value of the December 31, 2008 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are than deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant’s accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The nonqualified Benefit Equalization Plan benefit is valued using the 2000 RP Mortality table (uses generational mortality table only) at a 6% interest rate as of 12/31/09 and 12/31/08.

The difference between the present value of the December 31, 2009 accumulated benefit and the present value of the December 31, 2008 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multiemployer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [1]	Executive Contributions in Last FY [2]	Registrant Contributions in Last FY [2]	Aggregate Earnings in Last FY [3]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE
Matthew R. Feldman	BEP	$22,500	$-	$107	$-	$65,071
Roger D. Lundstrom	BEP	30,367	765	485	-	239,928
Sanjay K. Bhasin	BEP	31,100	6,000	124	-	82,061
Chad A. Brandt	BEP	3,406	488	277	-	127,538
John Stocchetti	BEP	46,967	3,033	150	-	101,661
[1]

The table above includes salary reduction contributions by our NEOs and matching Registrant Contributions by the Bank under the Benefit Equalization Plan. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 104.

[2]	Included in 2009 amounts in Summary Compensation Table on page 107.
[3]	Not included in 2009 compensation as rate paid was not above a market rate.

Potential Payments Upon Termination Table

Name	Severance	Short-Term Incentive Plan	Long-Term Incentive Plan Payment	Health Care	Total
Matthew R. Feldman [1]	$650,000	$-	$-	$9,592	$659,592
Roger D. Lundstrom	885,000	73,500	442,530	22,742	1,423,772
Sanjay K. Bhasin [2]	800,000	100,000	733,380	22,742	1,656,122
Chad A. Brandt [2]	570,000	71,250	427,529	22,742	1,091,521
John Stocchetti	1,200,000	100,000	733,380	22,742	2,056,122
[1]

As a condition of Mr. Feldman’s employment agreement, awards for Mr. Feldman under the President’s Incentive Compensation Plan and Key-Employee Long Term Incentive Compensation Plan are subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

[2]

Mr. Bhasin’s and Mr. Brandt’s employment agreements expired on January 1, 2010 and they are no longer entitled to receive severance benefits under the terms of their employment agreements, but may be eligible for severance benefits under our Employee Severance Plan as described under 2010 Compensation Decisions on page 104.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The table above assumes that an NEO has been terminated by us other than for cause or that the NEO has terminated employment for good reason under his employment agreement as of December 31, 2009. Under such circumstances, the NEO would be entitled to severance benefits and continued health care coverage and would continue participation in our incentive compensation plans. See Severance Arrangements on page 101.

We have also assumed that the payments under the President’s Incentive Compensation Plan and Management Incentive Compensation Plan would be at the applicable target amount for that plan, but have noted contractual limitations on those payments, where applicable.

With respect to the Key Employee Long Term Incentive Compensation Plan, we have assumed that the termination of employment either (1) was in connection with a change-of-control or (2) was made by the executive for good reason. In these instances, certain of the executive officers are fully vested in their potential awards under the Key Employee Long Term Incentive Compensation Plan. For purposes of the table above, we have assumed that if either of these events occurred, the P&C Committee would exercise its discretion under the plan to adjust awards and make pro-rata awards based upon the period of time the executive was employed during the performance period. We have assumed that the applicable plan periods would be 2008 to 2010 and 2009 to 2011 with an award at the target amount with a pro-rata adjustment to reflect the executive had been employed for two years during the 2008 to 2010 performance period and one year during the 2009 to 2011 performance period.

If a change-of-control event were to occur under Mr. Bhasin’s, Mr. Brandt’s or Mr. Stocchetti’s employment agreement, as of December 31, 2009, these executive officers would have been entitled to receive a change-of-control payment as set forth in the table below.

Name	Change-of-Control Payment
Matthew R. Feldman	$-
Roger D. Lundstrom	-
Sanjay K. Bhasin [1]	100,000
Chad A. Brandt [1]	80,000
John Stocchetti	129,000
[1]	Mr. Bhasin’s and Mr. Brandt’s employment agreements expired on January 1, 2010 and they are no longer entitled to receive a change-of-control payment.

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

Director compensation levels are established at the discretion of each FHLB’s Board of Directors, provided that the fees are reasonable. In connection with setting director compensation for 2009, we participated in an FHLB System review of director compensation which included a director compensation study prepared by McLagan Partners. The McLagan study included separate analysis of director compensation for small asset size commercial banks, Farm Credit Banks, and S&P 1500 firms. The study recommended setting a straight annual retainer at the lower-end of the annual retainer for commercial banks included in the study with additional retainer amounts for the chairman, vice-chairman, and committee chair positions. Our Board considered this study in establishing our 2009 director fees and our 2009 director fees are relatively consistent with those at the other FHLBs. The current annual compensation for our directors is near the lower-end of the median level of director compensation for smaller sized commercial banks.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The table below sets forth Director Compensation for 2009.

Name	2009 Total Fees Earned or Paid in Cash
P. David Kuhl - Chair	$60,000
James F. McKenna - Vice Chair	55,000
Diane M. Aigotti	45,000
Edward P. Brady	45,000
William R. Dodds, Jr.	50,000
Janice C. Eberly [1]	11,250
James D. Ericson	45,000
Thomas M. Goldstein	45,000
Roger L. Lehmann	50,000
Thomas L. Herlache	55,000
E. David Locke	45,000
Deborah Jean Lucas [1]	33,750
Kathleen E. Marinangel	50,000
Richard K. McCord	50,000
Leo J. Ries	45,000
Steven F. Rosenbaum	45,000
William W. Sennholz	45,000
Gregory A. White	45,000

Total	$820,000

[1]	partial year

With respect to Director compensation for 2010, our Board of Directors decided to maintain compensation levels at the same amounts as 2009 based upon the recent financial performance of the Bank.

We are a cooperative and our capital stock may only be held by current and former member institutions, so we do not provide compensation to our directors in the form of stock or stock options. In addition, our directors do not participate in any of our incentive, pension, or deferred compensation plans.

On October 23, 2009, the FHFA proposed a new regulation covering director compensation. Under the proposed rule each FHLB may pay its directors reasonable compensation and expenses, subject to the authority of the FHFA Director to object to, and to prohibit prospectively, compensation and other expenses that the Director determines are not reasonable.

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

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members are for the election of our directors, as more fully discussed in 2009 Director Election on page 87.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock as of February 28, 2010:

As of February 28, 2010	Regulatory capital stock	% of total
Bank of America N.A. [1] 100 North Tryon Street Charlotte, North Carolina 28255	$230	8%

One Mortgage Partners Corp. [2] 270 Park Avenue New York, New York 10017	172	6%

M&I Marshall & Ilsley Bank 770 North Water Street Milwaukee, Wisconsin 53202	152	5%

PNC Bank, National Association [3] One PNC Plaza, 249 Fifth Avenue Pittsburgh, Pensylvania 15222	146	5%

Harris National Association 111 West Monroe Street Chicago, Ilinois 60690	140	5%
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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank as of February 28, 2010. Independent directors do not control any capital stock of the Bank.

Institution and Address	Director Name	Capital Stock [1]	Percent of Total
The Northern Trust Company	William R. Dodds, Jr.	$60.5	2.2%
50 S. LaSalle St.
Chicago, IL 60603

Johnson Bank	Russell C. Weyers	15.8	0.6%
15700 West Bluemound Road
Brookfield, WI 53005

Baylake Bank	Thomas L. Herlache	6.8	0.2%
1737 Memorial Drive
Sturgeon Bay, WI 54235

McHenry Savings Bank	Kathleen E. Marinangel	3.6	0.1%
353 Bank Drive
McHenry, IL 60050

Marshfield Savings Bank	William W. Sennholz	2.7	0.1%
207 W. 6th Street
Marshfield, WI 54449

Prospect Federal Savings Bank	Steven F. Rosenbaum	2.7	0.1%
11139 South Harlem Avenue
Worth, IL 60482

Freestar Bank	P. David Kuhl	1.9	0.1%
101 Greencroft Drive
Champaign, IL 61821

McFarland State Bank	E. David Locke	1.5	0.1%
5990 Highway 51
McFarland, WI 53558

The Harvard State Bank	Roger L. Lehmann	0.9	0.0%
35 North Ayer Street
Harvard, IL 60033

Illinois National Bank	Richard K. McCord	0.9	0.0%
322 East Capitol Avenue Springfield, IL 62701

Total Directors as a group		$97.3	3.5%

[1]	The capital stock that member institutions own in our Bank is pledged to us as additional collateral on advances and all other outstanding obligations for that member.

Item 13.	Certain Relationships and Related Transactions.

Related Persons and Related Transactions

We are a cooperative. Capital stock ownership is a prerequisite to transacting any member business with us. Our members (and, in limited circumstances, former members) own all of our capital stock.

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or executive officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 87. We have seven independent directors and ten member directors serving on our Board.

We conduct our advances business and the MPF Program almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve as our directors. We extend credit to them on market terms that are no more favorable than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, sell Federal Funds to, and purchase MBS from members (or affiliates of members) whose officers or directors serve as our directors. All such investments are market rate transactions and all such MBS are purchased through securities brokers or dealers. As an additional service to our members, including those whose officers or directors serve as our directors, we may enter into interest rate derivatives with members and offset these derivatives with non-member counterparties. These transactions are executed at market rates.

We define a “related person” as any director or executive officer of the Bank, any member of their immediate families, or any holder of 5% or more of our capital stock.

During 2009, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director’s business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

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

As of the date of this Report, we have ten “member directors” and seven “independent directors”. See Information Regarding Current Directors of the Bank on page 88 for more information on our current directors. Directors who served in 2009 but are no longer members of our Board include member director James F. McKenna and independent director Deborah J. Lucas. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

FHFA Regulations Regarding Independence

The FHFA director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual’s independent judgment. Relationships considered disqualifying by the FHFA include: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. Our Board of Directors assesses the independence of each director under the FHFA’s independence standards, regardless of whether he or she serves on the Audit Committee. Our Board of Directors determined that all directors who served in 2009 were, and all current directors are, independent under these criteria.

SEC Rules Regarding Independence

SEC rules require our Board to adopt a standard of independence to evaluate our directors. Pursuant thereto, the Board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of our directors are independent, which members of our Audit Committee are not independent, and whether our Audit Committee’s financial experts are independent.

Under the NYSE rules, no director qualifies as independent unless the full Board affirmatively determines that he or she has no material relationship with the issuer (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). In addition, the NYSE rules set out a number of specific disqualifications from independence, including certain employment relationships between the director or his or her family members and the issuer, the issuer’s internal or external auditor, another company where any of the issuer’s executive officers is a compensation committee member or another company that conducted business with the issuer above a specified threshold; and receipt by the director or his or her family members of compensation from the issuer above a specified threshold.

Applying the NYSE independence standards to those member directors who served in 2009 and as of the date of this Report, our Board determined that only member directors Dodds, Kuhl, Lehmann, Rosenbaum, McCord, and Sennholz did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these current member directors meets the independence criteria under the NYSE independence standards. However, none of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors is independent under the NYSE independence standards.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been billed by our external accounting firm:

	For the Years Ended December 31,
(in thousands)	2009	2008
Audit fees	$939	$893
Audit related fees	75	99

Total fees	$1,014	$992

Audit fees during the two years ended December 31, 2009, were for professional services rendered for the audits of our financial statements. Audit related fees for the two years ended December 31, 2009, were for assurance and related services primarily related to accounting and consultations.

No tax related fees were paid during the two years ended December 31, 2009. No other fees were paid during the two years ended December 31, 2009 for financial information system design, implementation, or software license fees.

Our Audit Committee has adopted the Pre-Approval of Audit and Non-Audit Services Policy (the Policy). In accordance with the Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by its independent auditor. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months. Under the Policy, the Audit Committee may delegate pre-approval authority to one or more of its members. Members who are delegated such authority are required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

PART IV

Item 15.	Exhibits, Financial Statements Schedules

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 18, 2010 or, as noted below, were filed with the Bank’s previously filed Annual, Quarterly, or Current Reports, copies of which may be obtained by going to the SEC’s website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [1]

3.2	Federal Home Loan Bank of Chicago Bylaws [2]

10.1.1	Lease for Lincoln-Carlyle Illinois Center & FHLBC dated 12/31/97-7/31/11 [1]

10.1.2	First Amendment to Lease (12/15/2000) [1]

10.1.3	Second Amendment to Lease (10/29/2003) [1]

10.1.4	Sixth Amendment to Lease (1/17/2008) [3]

10.1.5	Eighth Amendment to Lease (12/28/2009) [4]

10.2.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [5]

10.2.2	First Amendment to Sublease Agreement, dated January 26, 2010 [6]

10.3	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [5]

10.4	Advances, Collateral Pledge, and Security Agreement [1]

10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [1]

10.6	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [1]

10.7.1	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement, dated September 15, 2000 [1]

10.7.2	First Amendment to Liquidity Option and Master Participation Agreement, dated April 16, 2001 [1]

10.7.3	Second Amendment to Liquidity Option and Master Participation Agreement, dated January 22, 2004 [1]

10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [7]

10.9	The form of the Employment Agreement between the Federal Home Loan Bank of Chicago and Roger D. Lundstrom dated January 29, 2008 [8]

10.10.1	The form of the Employment Agreement between the Federal Home Loan Bank of Chicago and Sanjay K. Bhasin, Chad A. Brandt and John Stocchetti each dated January 2, 2008 [9]

10.10.2	Amendment to Employment Agreement between the Federal Home Loan Bank of Chicago and John Stocchetti dated January 29, 2008 [10]

10.11	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective May 5, 2008 [11]

10.12	Federal Home Loan Bank of Chicago President’s Incentive Compensation Plan, dated January 21, 2003 [1]

10.13	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 [9]

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Exhibit No.	Description
10.14	Federal Home Loan Bank of Chicago Management Incentive Compensation Plan, dated April 24, 2007 [12]

10.15	Federal Home Loan Bank of Chicago Executive Incentive Compensation Plan, dated January 26, 2010

10.16	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 [1]

10.17	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, dated December 19, 2008 [9]

10.18	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 [12]

10.19	Federal Home Loan Bank of Chicago Board of Directors 2009 Compensation Policy [9]

10.20	Federal Home Loan Bank of Chicago Board of Directors 2010 Compensation Policy

10.21	United States Department of Treasury Lending Agreement, dated September 9, 2008 [13]

14	The Federal Home Loan Bank of Chicago Code of Ethics [14]

24	Power of Attorney (included on the signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

99.1	Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2007-SUP-01), dated October 10, 2007 [8]

99.2	Amendment to Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2008-SUP-01), dated July 24, 2008 [15]

[1]	Filed with our Form 10 on December 14, 2005
[2]	Filed with our 8-K Current Report on December 18, 2009
[3]	Filed with our 8-K Current Report on January 23, 2008
[4]	Filed with our 8-K Current Report on January 4, 2010
[5]	Filed with our 8-K Current Report on January 15, 2009
[6]	Filed with our 8-K Current Report on February 1, 2010
[7]	Filed with our 8-K Current Report on June 28, 2006
[8]	Filed with our 2007 Form 10-K on March 19, 2008
[9]	Filed with our 2008 Form 10-K on March 20, 2009
[10]	Filed with our 8-K/A Current Report on April 28, 2008
[11]	Filed with our 8-K/A Current Report on June 10, 2008
[12]	Filed with our 2007 1st Quarter Form 10-Q on May 11, 2007
[13]	Filed with our 8-K Current Report on September 9, 2008
[14]	Published on our website at www.fhlbc.com/fhlbc/corp_governance.shtml
[15]	Filed with our 2008 3rd Quarter Form 10-Q on November 12, 2008

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Glossary of Terms

Advances:	Secured loans to members

ABS:	Asset-backed-securities

AFS:	Available-for-sale securities

Agency MBS:	Mortgage-backed securities issued by, or comprised of mortgage loans guaranteed by, Fannie Mae or Freddie Mac.

Agent Fees:	Loan origination fees we may pay/receive to/from PFIs for the origination of MPF Loans as our agent.

AHP:	Affordable Housing Program

Acquired Member Assets (AMA):	Assets that an FHLB may acquire from or through FHLB System members or housing associates by means of either a purchase or a funding transaction.

AOCI:	Accumulated Other Comprehensive Income

BEP:	Benefit Equalization Plan

CDFI:	Community Development Financial Institution

CE Fee:	Credit enhancement fee. PFIs are paid a credit enhancement fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance based.

CE Amount:	A PFI’s assumption of credit risk on conventional MPF Loan products that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI. Does not apply to the MPF Xtra product.

CEDA:	Community Economic Development Advance Program

CEP Amount:	This includes the CE Amount. In addition, the PFI may also contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment.

CFI:	Community Financial Institution – Defined as FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA. The average total assets for calendar year-ends 2007-2009 must be $1.029 billion or less ($1.011 billion for 2006 -2008 and $625 million for 2005-2007).

CIP:	Community Investment Program

Consolidated Obligations:	FHLB debt instruments which are the joint and several liability of all FHLBs; issued by the Office of Finance.

Core Based Statistical Areas (CBSA):	Refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people.

Delivery Commitment:	Mandatory commitment of the PFI to sell or originate eligible mortgage loans.

Deputy Director:	Deputy Director, Division of FHLB Regulation of the FHFA.

Designated Amount:	A percentage of the outstanding principal amount of the subordinated notes we are allowed to include in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities and unsecured credit.

Discount notes:	Consolidated obligation discount notes

ERISA:	Employee Retirement Income Security Act

Fannie Mae:	Federal National Mortgage Association

FASB:	Financial Accounting Standards Board

FDIC:	Federal Deposit Insurance Corporation

FFELP:	Federal Family Education Loan Program

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

FHA:	Federal Housing Administration

FHFA:	Federal Housing Finance Agency – The Housing and Economic Recovery Act of 2008 enacted on July 30, 2008 created the Federal Housing Finance Agency which became the new regulator of the FHLBs.

FHLB Act:	The Federal Home Loan Bank Act of 1932, as amended

FHLBs:	The 12 Federal Home Loan Banks or subset thereof

FHLB System:	The 12 FHLBs and the Office of Finance

Finance Board:	The Federal Housing Finance Board. The Bank was supervised and regulated by the Finance Board, prior to creation of the Federal Housing Finance Agency as regulator of the FHLBs by the Housing Act, effective July 30, 2008.

Fitch:	Fitch Ratings, Inc.

FLA:	First loss account is a memo account used to track the MPF Bank’s exposure to losses until the CE Amount is available to cover losses.

Freddie Mac:	Federal Home Loan Mortgage Corporation

GAAP:	Generally accepted accounting principles in the United States of America

Ginnie Mae:	Government National Mortgage Association

GLB Act:	Gramm-Leach-Bliley Act of 1999

GSE:	Government sponsored enterprise

Housing Act:	Housing and Economic Recovery Act of 2008, enacted July 30, 2008

HUD:	Department of Housing and Urban Development

HTM:	Held-to-maturity securities

LIBOR:	London Interbank Offered Rate

LTV:	Loan-to-value ratio

Master Commitment:	Pool of MPF Loans purchased or funded by an MPF Bank.

MBS:	Mortgage-Backed Security

MBS Pricing Governance Committee:	FHLB System governance committee formed to achieve consistency in the valuation of private-label MBS.

MI:	Mortgage Insurance

Moody’s:	Moody’s Investors Service

MPF®:	Mortgage Partnership Finance

MPF Banks:	FHLBs that participate in the MPF program

MPF Guides:	MPF Origination Guide and MPF Servicing Guide

MPF Loans:	Conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program.

MPF Nonaccrual Loans:	Nonperforming mortgage loans in which the collection of principal and interest is determined to be doubtful or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection.

MPF Program:	A secondary mortgage market structure that provides funding to FHLB members that are PFIs through the purchase or funding by an FHLB of MPF Loans.

MPF Provider:	The Federal Home Loan Bank of Chicago, in its role of providing programmatic and operational support to the MPF Banks and their PFIs.

MPF Shared Funding® program:	A program to provide a platform to allow mortgage loans to be sold through the MPF Program system to a third party-sponsored trust and pooled into securities.

MPF Xtra® product:	The MPF Program product under which we acquire MPF Loans from PFIs without any CEP Amount and concurrently resell them to Fannie Mae.

NRSRO:	Nationally Recognized Statistical Rating Organization

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

NYSE:	New York Stock Exchange

Office of Finance:	A joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations

ORC:	Operational Risk Committee

OTTI:	Other-than-temporary impairment

OTTI Committee:	FHLB System OTTI governance committee formed by the FHLBs with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used to generate cash flow projections, which are used in analyzing credit losses and determining OTTI for private-label MBS.

Owner Bank:	MPF Bank selling interests in MPF Loans

P&C Committee:	Personnel and Compensation Committee

Pension Plan:	Pentegra Financial Institutions Retirement Fund

PFI:	Participating Financial Institution. A PFI is a member (or eligible housing associate) of an MPF Bank that has applied to and been accepted to do business with its MPF Bank under the MPF Program.

PFI Agreement:	MPF Program Participating Financial Institution Agreement

PMI:	Primary mortgage insurance

PPA:	Pension Protection Act of 2006

REFCORP:	Resolution Funding Corporation

Regulatory Capital:	Regulatory Capital Stock plus retained earnings.

Regulatory Capital Ratio:	Regulatory capital plus Designated Amount of subordinated notes divided by total period-end assets.

Regulatory Capital Stock:	The sum of the paid-in value of capital stock and mandatorily redeemable capital stock.

REO:	Real estate owned

RHS:	Department of Agriculture Rural Housing Service

ROE:	Return on equity (Net income for the period divided by average equity during the period)

S&P:	Standard and Poor’s Rating Service

Savings Plan:	Pentegra Defined Contribution Plan for Financial Institutions.

SEC:	Securities and Exchange Commission

Senior Liabilities:	Our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

SMI:	Supplemental Mortgage Insurance

SPE:	Special Purpose Entity

System:	The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks and the Office of Finance

TLGP:	The FDIC’s Temporary Liquidity Guarantee Program.

TVA:	Tennessee Valley Authority

VA:	Department of Veteran’s Affairs

Voluntary Capital Stock:	Capital stock held by members in excess of their statutory requirement.

Voluntary Capital Stock Ratio:	Voluntary capital stock divided by regulatory capital.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

2009 Annual Financial Statements and Notes

Federal Home Loan Bank of Chicago

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of operations, of changes in capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the Bank) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Chicago, IL

March 18, 2010

Federal Home Loan Bank of Chicago

Statements of Condition

(Dollars in millions, except par value)

December 31,	2009	2008
Assets
Cash and due from banks	$2,823	$130
Federal Funds sold and securities purchased under agreements to resell	2,715	1,580
Investment securities -
Trading ($51 and $761 pledged)	1,370	866
Available-for-sale ($656 and $546 pledged)	20,019	2,142
Held-to-maturity [1] ($1,265 and $995 pledged)	12,689	16,595

Total investment securities	34,078	19,603

Advances ($4 and $201 carried at fair value option)	24,148	38,140
MPF Loans held in portfolio, net of allowance for loan losses ($14 and $5)	23,838	32,087
Accrued interest receivable	247	367
Derivative assets	44	102
Software and equipment, net	25	26
Other assets	156	94

Total assets	$88,074	$92,129

Liabilities and Capital
Liabilities
Deposits -
Interest bearing, incl. $11 and $9 from other FHLBs	$854	$602
Non-interest bearing	148	155

Total deposits	1,002	757

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes	22,139	29,466
Bonds ($4,749 and $0 carried at fair value option)	58,225	55,305

Total consolidated obligations, net	80,364	84,771

Accrued interest payable	376	567
Mandatorily redeemable capital stock	466	401
Derivative liabilities	713	1,067
Affordable Housing Program assessment payable	13	23
Investment securities traded but not yet settled	497	-
Other liabilities	65	56
Subordinated notes	1,000	1,000

Total liabilities	85,696	89,842

Commitments and contingencies (Note 23)

Capital
Capital stock - putable ($100 par value) issued and outstanding shares - 23 million and 24 million shares	2,328	2,386
Retained earnings	708	540
Accumulated other comprehensive income (loss)	(658)	(639)

Total capital	2,378	2,287

Total liabilities and capital	$88,074	$92,129

[1]	Fair values of held-to-maturity securities: $13,345 and $15,728 at December 31, 2009 and 2008.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income

(In millions)

For the years ended December 31,	2009	2008	2007
Interest income	$2,956	$3,772	$4,479
Interest expense	2,376	3,570	4,217

Net interest income before provision for credit losses	580	202	262
Provision for credit losses	10	3	1

Net interest income	570	199	261

Non-interest income gain (loss) on -
Other-than-temporary impairment charges, net [1]	(437)	(292)	-
Trading securities	(14)	18	22
Sale of available-for-sale securities	19	10	1
Derivatives and hedging activities	(83)	45	(27)
Instruments held under fair value option	2	1	-
Early extinguishment of debt [2]	(5)	20	-
Other, net	11	6	7

Total non-interest income gain (loss)	(507)	(192)	3

Non-interest expense -
Compensation and benefits	62	63	70
Professional service fees	14	13	13
Amortization and depreciation of software and equipment	15	16	19
MPF Program Expense	8	8	6
Finance Agency/Finance Board and Office of Finance expenses	6	5	5
Other expense	23	21	18

Total non-interest expense	128	126	131

Income (loss) before assessments	(65)	(119)	133

Assessments -
Affordable Housing Program	-	-	11
Resolution Funding Corporation	-	-	24

Total assessments	-	-	35

Net income (loss)	$(65)	$(119)	$98

[1]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations. Components of the other-than-temporary impairment charges are as follows:

Total other-than-temporary impairment losses	$ (1,404)	$(292)	$-
Portion of non-credit impairment recognized in other comprehensive income	967	-	-

Other-than-temporary impairment charges, net	$(437)	$(292)	$-

[2]	Early extinguishment of debt includes gains (losses) of $(5), $1, and $0 attributable to debt transferred to other FHLBs for the periods listed above.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital

(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital	Comprehensive Income (Loss)
	Shares [1]	Par Value
Balance, December 31, 2006	26	$2,587	$619	$(110)	$3,096

Net income (loss)			98		98	98
Accumulated other comprehensive income (loss) -
Net change in available-for-sale securities				(5)	(5)	(5)
Net change in held-to-maturity securities [2]				(138)	(138)	(138)
Net change in cash flow hedging activities				1	1	1
Net change in retirement plans				1	1	1

Net change in accumulated other comprehensive income (loss)				(141)

Proceeds from issuance of capital stock	1	88			88

Reclassification of capital stock to mandatorily redeemable	-	(14)			(14)
Cash dividends on capital stock (2.18% - annualized rate)			(58)		(58)

Balance, December 31, 2007	27	$2,661	$659	$(251)	$3,069	$(43)

Net income (loss)			(119)		(119)	(119)
Accumulated other comprehensive income (loss) -
Net change in available-for-sale securities				25	25	25
Net change in held-to-maturity securities [2]				62	62	62
Net change in cash flow hedging activities				(478)	(478)	(478)
Net change in retirement plans				3	3	3

Net change in accumulated other comprehensive income (loss)				(388)

Proceeds from issuance of capital stock	1	115			115

Reclassification of capital stock to mandatorily redeemable	(4)	(390)			(390)

Balance, December 31, 2008	24	$2,386	$540	$(639)	$2,287	$(507)

January 1, 2009, cumulative effect non-credit impairment adjustment [3]			233	(233)	-

Net income (loss)			(65)		(65)	(65)
Accumulated other comprehensive income (loss) -
Net change in available-for-sale securities				568	568	568
Net change in available-for-sale securities OTTI non-credit				1	1	1
Net change in held-to-maturity securities [2]				54	54	54
Net change in held-to-maturity securities OTTI non-credit				(746)	(746)	(746)
Net change in cash flow hedging activities				335	335	335
Net change in retirement plans				2	2	2

Net change in accumulated other comprehensive income (loss)				214

Proceeds from issuance of capital stock	1	102			102

Reclassification of capital stock to mandatorily redeemable	(2)	(160)			(160)

Balance, December 31, 2009	23	$2,328	$708	$(658)	$2,378	$149

[1]

Capital Shares excludes outstanding shares reclassified to mandatorily redeemable capital stock of 5 million shares, 4 million shares, and less than 1 million shares at December 31, 2009, December 31, 2008, and December 31, 2007.

[2]

On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from AFS to HTM. The $138 million unrealized loss on these securities at that time was reported in Accumulated Other Comprehensive Income (Loss) and is being amortized using the constant effective interest (i.e., level yield) method over the estimated lives of the securities, based on anticipated prepayments, offset by the interest income accretion related to the discount on the transferred securities. In addition, other-than-temporary impairments on these securities have also been recognized. See Note 7 – Investments for details.

[3]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows

(In millions)

	For the years ended December 31,	2009	2008	2007
Operating	Net income (loss)	$(65)	$(119)	$98
	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
	Depreciation and amortization	241	41	41
	Change in net fair value on derivatives and hedging activities	(354)	(30)	(139)
	Change in net fair value on trading securities	14	(18)	(22)
	Change in net fair value on financial instruments held at fair value	(2)	(1)	-
	Realized losses on other-than-temporarily impaired securities	437	292	-
	Other adjustments, incl. $5, $(1) and $0 from losses (gains) on early extinguishment of debt transferred to other FHLBs	(5)	(15)	(3)
	Net change in -
	Accrued interest receivable	(1)	(8)	18
	Other assets	(70)	(64)	(45)
	Accrued interest payable	(183)	(39)	(84)
	Other liabilities	(2)	(30)	(25)

	Total adjustments	75	128	(259)

	Net cash provided by (used in) operating activities	10	9	(161)

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(1,135)	8,706	(3,816)
	Net change in advances	13,652	(7,483)	(3,804)
	MPF Loans -
	Principal collected	8,130	5,031	4,867
	Purchases, incl. $0 , $(9) and $(90) from other FHLBs	(43)	(2,320)	(1,530)
	Trading securities -
	Proceeds from maturities, sales and paydowns	587	838	701
	Purchases	(1,107)	(825)	(1,010)
	Held-to-maturity securities [1] -
	Short-term held-to-maturity securities, net	236	1,114	343
	Proceeds from maturities	3,096	1,553	1,578
	Purchases	(471)	(7,957)	(16)
	Available-for-sale securities -
	Proceeds from maturities and sales	1,151	954	678
	Purchases	(17,904)	(2,181)	(135)
	Proceeds from sale of foreclosed assets	51	41	47
	Capital expenditures for software and equipment	(10)	(7)	(8)

	Net cash provided by (used in) investing activities	6,233	(2,536)	(2,105)

Financing	Net change in deposits, incl. $(2), $0 and $(2) from other FHLBs	245	(330)	(373)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	1,127,269	1,229,174	1,185,970
	Bonds	29,445	22,685	18,902
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(1,134,591)	(1,218,752)	(1,178,070)
	Bonds, incl. $(110), $(789) and $(85) transferred to other FHLBs	(25,826)	(30,357)	(24,193)
	Net proceeds (payments) on derivative contracts with financing element	(99)	116	-
	Proceeds from issuance of capital stock	102	115	88
	Redemptions of mandatorily redeemable capital stock	(95)	(11)	(6)
	Cash dividends paid	-	-	(58)

	Net cash provided by (used in) financing activities	(3,550)	2,640	2,260

	Net increase (decrease) in cash and due from banks	2,693	113	(6)
	Cash and due from banks at beginning of year	130	17	23

	Cash and due from banks at end of year	$2,823	$130	$17

Supplemental	Interest paid	$2,421	$3,615	$4,210
	Affordable Housing Program assessments paid	10	22	30
	Resolution Funding Corporation assessments paid	16	10	26
	Capital stock reclassified to mandatorily redeemable capital stock	160	390	14
	Transfer of MPF Loans to real estate owned	94	64	61
	Transfer of available-for-sale securities to held-to-maturity securities (fair value)	-	-	1,464
[1]

Short-term held-to-maturity securities, net consist of commercial paper that has a maturity of less than 90 days when purchased. Proceeds from maturities and purchases consist of securities with maturities of 90 days or more.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements

(Dollars in millions except per share amounts unless otherwise specified)

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

As a cooperative, we do business with our members, and former members (under limited circumstances). All federally-insured depository institutions, insurance companies engaged in residential housing finance, and credit unions located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership, and our capital stock is not publicly traded.

We provide credit to members principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program 2.

These programs help us accomplish our mission to deliver value to our members, and promote and support their growth and success, by providing:

•	highly reliable liquidity;

•	secured advances, wholesale mortgage financing, and other products and services designed to meet members’ needs; and

[1]	Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.
[2]	“Mortgage Partnership Finance”, “MPF”, “MPF Shared Funding”, “eMPF”, “MPF Xtra”, and “Downpayment Plus” are registered trademarks of the Federal Home Loan Bank of Chicago.
•	direct financial support for members’ affordable housing and community investment programs.

For information regarding recent regulatory actions, see Note 18 – Regulatory Actions.

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

Subsequent events have been evaluated through the time of filing on March 18, 2010, which is the time and date that these financial statements have been issued.

Consolidation – We apply consolidation accounting principles to our investments in variable interest entities. Under consolidation accounting principles, the variable interest holder that is considered the primary beneficiary is responsible for consolidating the variable interest entity. An enterprise is considered the primary beneficiary if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the variable interest entity’s expected losses, receive a majority of its expected residual returns, or both. Our primary investments in variable interest entities consist of mortgage-backed securities (MBS), including MPF Shared Funding securities, and asset-backed securities (ABS). We do not consolidate any of these investments in variable interest entities because we are not the primary beneficiary. We only hold senior interests, have not transferred any financial assets to the related variable interest entity, did not sponsor the entity, do not act as servicer, and do not provide any liquidity or credit support to these investments. Our maximum loss exposure for these investments is limited to the carrying value.

Cash Flows – For purposes of the statements of cash flows, we consider only cash and due from banks as cash and cash equivalents.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Significant Accounting Policies – The following table identifies our significant accounting policies and the note and page number where a detailed description of each policy can be found.

Federal Funds Sold and Securities Purchased Under Agreements to Resell	Note 6
Investment Securities	Note 7
Advances	Note 8
MPF Loans	Note 9
Allowance for Loan Losses	Note 10
Software and Equipment	Note 11
Derivatives and Hedging Activities	Note 12
Consolidated Obligations	Note 15
Subordinated Notes	Note 16
Assessments	Note 17
Capital Stock and Mandatorily Redeemable Capital Stock	Note 19
Accumulated Other Comprehensive Income (Loss)	Note 20
Employee Retirement Plans	Note 21
Estimated Fair Values	Note 22
Commitments and Contingencies	Note 23
Transactions with Related Parties and Other FHLBs	Note 24

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Adopted in 2009:

Other-Than-Temporary Impairments (OTTI)

On April 9, 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI, amending the prior guidance for investment securities classified as available-for-sale (AFS) and held-to-maturity (HTM). The objective of the new OTTI guidance is to make the prior guidance more operational and to improve the presentation and disclosure of OTTI on debt securities. The most significant change to our previous OTTI accounting relates to the amount of OTTI that is recognized into earnings.

Prior to the new guidance, if OTTI was determined to exist, we recognized an OTTI charge into earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value as of the balance sheet date. Under the new guidance, if OTTI has been incurred, and we believe it is more likely than not that we will not decide to sell or be required to sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all non-credit related factors.

We adopted the FASB guidance effective January 1, 2009. The cumulative effect on retained earnings was calculated using accounting guidance creditors apply when determining the impairment of a loan. See Note 7 – Investment Securities for further details.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

We adopted this new accounting guidance effective January 1, 2009. The guidance had no effect on our financial statements at the time of adoption.

Disclosures about Fair Value

On April 9, 2009, the FASB released new guidance which amended disclosures about fair values of financial instruments to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. We adopted the new disclosure guidance effective January 1, 2009. See Note 22 – Estimated Fair Value for further details.

Fair Values on Nonfinancial Assets and Liabilities

Pursuant to FASB guidance issued February 12, 2008, we adopted new fair value measurement requirements for nonfinancial assets and nonfinancial liabilities effective January 1, 2009. Examples of nonfinancial assets within the scope of this guidance are long-lived assets or asset groups measured at fair value for an impairment assessment such as real estate owned. At the date of adoption, the new guidance did not have a significant effect on our financial statements. See Note 22 – Estimated Fair Value for further details.

Derivative Instruments and Hedging Activities

In March of 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities, which amends and expands the previously established derivative instrument disclosure requirements.

This new disclosure guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted this new guidance effective January 1, 2009. Disclosures were not required retrospectively for prior reporting periods. There was no effect to our financial statements upon initial adoption because this new guidance only addresses disclosure requirements. See Note 12 – Derivatives and Hedging Activities for further details.

FASB Accounting Standards Codification TM

On July 1, 2009, the FASB issued new accounting guidance pertaining to the accounting standards Codification and the hierarchy of Generally Accepted Accounting Principles (Codification). Effective July 1, 2009, the Codification became the single source of authoritative nongovernmental

U.S. GAAP. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered non-authoritative. All guidance contained in the Codification carries an equal level of authority. Any effects of applying the provisions of the Codification should be accounted for as a change in accounting principle or correction of an error, as applicable. Our adoption of the Codification did not have a significant effect on our financial statements.

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

•	Level 2 – Using quoted prices for similar liabilities or similar liabilities when traded as assets.

•

Level 2 or Level 3 – Using another valuation technique that is consistent with fair value measurement principles, such as the income approach, a present value measurement technique, or a market approach. The fair value determined under these valuation techniques should reflect the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The amendment also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

The amendment became effective for the reporting period beginning October 1, 2009. Revisions resulting from a change in valuation technique or its application are accounted for as a change in accounting estimate. The amendment did not have an effect on our financial statements at the time of adoption. This is because our consolidated obligations are not actively traded as a liability. Further, given that the 12 FHLBs are jointly and severally liable for consolidated obligations, quoted prices on similar liabilities or similar liabilities traded as an asset do not exist. Accordingly, we continue to use a valuation technique consistent with fair value measurement principles to measure the fair value of our consolidated obligations.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Issued but effective after December 31, 2009:

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

This new guidance is applicable only to our transfers of financial assets occurring on or after January 1, 2010. As a result, it has no effect on sales of MPF Loans or participations that occurred prior to January 1, 2010. We have determined that the new guidance did not have an effect on our operating activities and financial statements as of January 1, 2010. Our determination of whether qualifying SPEs should be consolidated under the new accounting guidance for variable interest entities is discussed below.

Variable Interest Entities

On June 12, 2009, the FASB issued new accounting guidance pertaining to consolidating variable interest entities. This new guidance amends existing consolidation accounting principles to require us to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The new guidance provides criteria to define variable interest entities within its scope. In general, a variable interest entity exists when equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group; equity investors lack any one of the following three characteristics:

•	The power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance.

•	The obligation to absorb the expected losses of the entity.

•	The right to receive the expected residual returns of the entity.

The primary beneficiary of a variable interest entity is the enterprise that has both of the following characteristics:

•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

•

The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

This new accounting guidance became effective for us January 1, 2010. Earlier application was prohibited. Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities, FFELP asset backed securities, and MPF Shared Funding certificates. We have evaluated our investments in variable interest entities that we held as of January 1, 2010 and have determined that consolidation accounting is not required since we are not the primary beneficiary. Specifically, we do not have the power to significantly impact the economic performance of any of our investments in variable interest entities. This is because we do not act as a decision maker, such as servicer or transferor, and we do not have the unilateral ability to replace any decision-maker, except in the event of default under the servicing documents for the MPF Shared Funding Program. We also do not have the obligation to absorb losses that could potentially be significant or the right to receive benefits that potentially could be significant from any of our investments in variable interest entities. This is because our risk/reward profile is based on holding the senior interest in these investments. Further, we did not design (with the exception of MPF Shared Funding Program), sponsor, transfer assets, provide credit or liquidity support, act as servicer, or hold the residual interest in any of our investments in variable interest entities. The new guidance requires us to reassess whether consolidation is appropriate on a quarterly basis.

Improving Disclosures about Fair Value Measurements

On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update:

•	requires a reporting entity to present separately information about purchases, sales, issuances, and

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

settlements in the reconciliation for fair value measurements using significant unobservable inputs; and

•	clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.

The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (that is, effective January 1, 2010 for us); except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for us), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The adoption will have no effect on our financial statements but will result in increased disclosures.

Subsequent Events

In February of 2010, the FASB issued an amendment to its previous accounting guidance governing subsequent events. The amendment was issued to clarify practice issues that arose for certain recognition and disclosure requirements related to subsequent events. The amendment is effective June 30, 2010 and is to be applied on a prospective basis. The amendment will not have an effect on our financial statements and operating activities.

Consolidation

In February of 2010, the FASB issued amendments to its previous accounting guidance governing consolidation. One amendment defers the effective date of consolidation accounting guidance applicable to variable interest entities that became effective January 1, 2010 for certain investment funds. The deferral applies to a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. A new effective date for these investments was not provided. This amendment did not have an effect on our financial statements and operating activities as of January 1, 2010. Another amendment clarifies that for entities that do not qualify for the deferral, related parties should be considered when evaluating certain criteria for determining whether a decision maker or service provider fee represents a variable interest. This amendment is effective January 1, 2010 and did not have an effect on our financial statements and operating activities.

Embedded Credit Derivative Features

In March of 2010, the FASB issued amendments clarifying what constitutes the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to potential bifurcation and separate accounting as a derivative. The amendments clarify that the circumstances listed below (among others) are not subject to the scope exception. This means that certain embedded credit derivative features, including those in some collateralized debt obligations and synthetic collateralized debt obligations, will need to be assessed to determine if bifurcation and separate accounting as a derivative is required.

•	An embedded derivative feature relating to another type of risk (including another type of credit risk) is present in the securitized financials instruments.

•

The holder of an interest in a tranche is exposed to the possibility (however remote) of being required to make potential future payments (not merely receive reduced cash inflows) because the possibility of those future payments is not created by subordination.

•	The holder owns an interest in a single-tranche securitization vehicle; therefore, the subordination of one tranche to another is not relevant.

The amendments are effective for us July 1, 2010. Upon adoption, entities are permitted to irrevocably elect the fair value option for any investment in a beneficial interest in a securitized financial asset. Any impairment should be recognized prior to applying the fair value option election. If the fair value option is elected at adoption, whether the investment had been recorded at amortized cost or at fair value with changes recorded in other comprehensive income, the cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment to beginning retained earnings for the period of adoption. If the fair value option is not elected and the embedded credit derivative feature is required to be bifurcated and separately accounted for, the initial effect of adoption also is recorded as a cumulative-effect adjustment to the beginning retained earnings for the period of adoption. We are currently assessing the potential effect on our financial statements and operating activities.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2009	2008	2007
Interest Income -

Federal Funds sold and securities purchased under agreements to resell	$14	$141	$571
Investment securities -
Trading	36	43	36
Available-for-sale	320	52	144
Held-to-maturity	721	717	618

Total investment securities	1,077	812	798

Advances	601	1,165	1,271
MPF Loans held in portfolio	1,286	1,687	1,876
Less: Credit enhancement fees paid	(22)	(33)	(37)

MPF Loans held in portfolio, net	1,264	1,654	1,839

Total interest income	2,956	3,772	4,479

Interest Expense -
Deposits	1	19	47
Securities sold under agreements to repurchase	26	56	98
Consolidated obligations -
Discount notes	138	429	704
Bonds	2,154	3,009	3,311

Total consolidated obligations	2,292	3,438	4,015

Subordinated notes	57	57	57

Total interest expense	2,376	3,570	4,217

Net Interest Income before provision for credit losses	580	202	262
Provision for credit losses	10	3	1

Net interest income	$570	$199	$261

Note 5 – Cash and Due from Banks

We maintained average balances with the Federal Reserve Bank of Chicago of $36 million and $47 million for the years ended December 31, 2009 and 2008. We were required to maintain minimum average daily clearing balances of $10 million for each of the years ended December 31, 2009 and 2008.

We act as a pass-through correspondent for some of our members that are required to deposit reserves with the Federal Reserve Bank of Chicago. Cash and due from banks includes pass-through deposit reserves and other reserves at the Federal Reserve Bank of Chicago, which are not restricted, of $2.8 billion and $130 million at December 31, 2009 and 2008.

Note 6 – Federal Funds Sold and Securities Purchased Under Agreements to Resell

We utilize Federal Funds sold and securities purchased under agreements to resell for short-term liquidity. Federal

Funds sold are reflected on the statements of condition at amortized cost. We record securities purchased under agreements to resell as collateralized financings, which are carried at amortized cost. These amounts represent short-term loans and are classified as assets in the statements of condition. Securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians. Should the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty is required to place an equivalent amount of additional securities in safekeeping in our name or the dollar value of the resale agreement will be decreased accordingly. While we are permitted by the terms of the underlying agreements to sell or repledge collateral accepted in connection with these activities, we do not do so due to the short-term nature of the transactions. We purchase securities under agreements to resell on an overnight basis, thus the fair value of the collateral accepted approximates the carrying value of these securities.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 7 – Investment Securities

We maintain a portfolio of investment securities for liquidity and asset-liability management purposes and to provide additional earnings. Purchases and sales of securities are recorded on a trade date basis. We determine and document the classification of the security as trading, AFS, or HTM at acquisition. Securities classified as trading are held for liquidity purposes. Classification as HTM requires that we have both the intent and ability to hold the security to maturity. Investment securities not classified as either trading or as HTM are classified as AFS. The sale or transfer of an HTM security due to changes in circumstances as permitted under GAAP, such as evidence of significant deterioration of the issuer’s creditworthiness or changes in regulatory requirements is considered to be consistent with its original classification. Otherwise, transfers of investment securities from the HTM category are not permitted. Transfers of investment securities into or from the trading category are rare. We did not make any such transfers during 2009 or 2008.

HTM securities are carried at amortized cost. Trading and AFS securities are carried at fair value. Changes in fair value of trading securities are recognized in non-interest income. Changes in fair value of AFS securities are recognized in Accumulated Other Comprehensive Income (Loss) (AOCI), with the exception of AFS securities in which the benchmark interest rate is being hedged in a fair value hedge. In such cases, the change in fair value related to the benchmark interest rate is recognized immediately into earnings as a component of derivatives and hedging activities.

We compute the amortization and accretion of premiums and discounts on the majority of our investment securities using the constant effective interest (i.e., level yield) method over the estimated lives of the securities, based on anticipated prepayments. Amortization over the contractual life is done for our remaining investment securities that do not have a prepayment feature. If a difference arises between the prepayments anticipated and actual prepayments received, we recalculate the effective yield to reflect actual payments to date and anticipated future payments. This includes unrealized loss amounts being amortized out of AOCI related to MBS loans transferred from AFS to HTM. Amortization of the unrealized loss from AOCI will be offset by the interest income accretion related to the discount on the transferred securities. If any HTM investment security transferred or AFS investment security becomes other-than-temporarily impaired, its related unrealized loss amount in AOCI will be immediately recognized as a realized loss on other-than-temporarily impaired securities in the statements of income.

Trading Securities

The following table presents the fair value of trading securities, including MBS:

	2009		2008
As of December 31,	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Non-MBS:
GSE	$812	1.71%	$838	4.95%
Temporary liquidity guarantee program (FDIC-TLGP)	536	1.36%	-	-

Total Non-MBS	1,348	1.57%	838	4.95%

MBS:
GSE	18	4.74%	24	4.84%
Government-guaranteed	4	3.99%	4	5.29%

Total MBS	22	4.60%	28	4.91%

Total trading securities	$1,370	1.62%	$866	4.94%

Gains and Losses on Trading Securities

For the years ended December 31,	2009	2008	2007
Net realized gain (loss)	$(3)	$-	$-
Net unrealized gain (loss) on securities still held at period end	(11)	18	22

Net gain (loss) on trading securities	$(14)	$18	$22

Gains and Losses on AFS Securities

For the years ended December 31,	2009	2008	2007
Realized gain	$19	$10	$1
Realized loss	-	-	-

Net realized gain (loss) from sale of AFS securities	$19	$10	$1

Proceeds from sales of AFS securities	$372	$458	$50

Gains and losses on sales of securities are determined using the specific identification method and are included in other non-interest income.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Available-for-Sale Securities and Held-to-Maturity Securities

Amortized Cost and Fair Value

The following table presents the amortized cost and fair value of AFS and HTM securities as of the dates indicated:

	Available-for-Sale
As of December 31, 2009	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)			Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Non-MBS:
GSE	$57	$-		$	*		$-	$57
Temporary liquidity guarantee program (FDIC-TLGP)	101	-			1		-	102
Tennessee Valley Authority	25	-			*		-	25
Small Business Administration / Small Business Investment Companies	752	-			10		*	762

Total non-MBS	935	-			11		-	946

ABS:
FFELP student loan ABS	8,789	-			534		(1)	9,322

MBS:
GSE residential	8,070	-			82	[1]	(86)	8,066
Government-guaranteed residential	1,563	-			44		(4)	1,603
Private-label residential	138	(67	) [2]		12	[2]	(1)	82

Total MBS	9,771	(67)			138		(91)	9,751

Total	$19,495	$(67)			$683		$(92)	$20,019

*	Less than $1 million
[1]	Net unrealized loss of $1 million was recognized into derivatives and hedging activities related to fair value hedges of these securities.
[2]	The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI losses on AFS securities in AOCI as of December 31, 2009.

As of December 31, 2009	AFS Non-Credit OTTI to AOCI
Total non-credit OTTI loss recognized in AOCI	$(67)
Subsequent unrealized changes in fair value	12

OTTI-related component of AOCI	$(55)

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

	Held-to-Maturity
As of December 31, 2009	Amortized Cost	OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
GSE	$408	$-	$408	$21	$-	$429
State or local housing agency obligations	41	-	41	*	*	41
Small Business Administration / Small Business Investment Companies	332	-	332	3	(1)	334

Total non-MBS	781	-	781	24	(1)	804

MBS:
GSE residential	9,215	-	9,215	474	(3)	9,686
Government-guaranteed residential	330	-	330	4	-	334
MPF Shared Funding	232	-	232	*	(4)	228
Private-label residential	1,927	(628)	1,299	211	(10)	1,500
Private-label home equity	1,071	(295)	776	32	(72)	736
Private-label commercial	56	-	56	1	*	57

Total MBS	12,831	(923)	11,908	722	(89)	12,541

Total	$13,612	$(923)	$12,689	$746	$(90)	$13,345

*	Less than $1 million

	Available-for-Sale				Held-to-Maturity
As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-MBS:
GSE	$530	$17	$-	$547	$411	$21	$-	$432
State or local housing agency obligations	7	-	-	7	48	-	-	48
Small Business Administration/ Small Business Investment Companies	-	-	-	-	567	3	(1)	569

Total non-MBS	537	17	-	554	1,026	24	(1)	1,049

MBS:
GSE	1,448	36	-	1,484	11,459	306	(17)	11,748
Government-guaranteed	-	-	-	-	17	-	-	17
MPF Shared Funding	-	-	-	-	304	-	(16)	288
Private-label	145	-	(41)	104	3,789	-	(1,163)	2,626

Total MBS	1,593	36	(41)	1,588	15,569	306	(1,196)	14,679

Total	$2,130	$53	$(41)	$2,142	$16,595	$330	$(1,197)	$15,728

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods under 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions because we expect to recover the entire amortized cost basis, we do not intend to sell, and we believe it is more likely than not that we will not be required to sell these securities prior to recovering their amortized cost basis.

December 31, 2009	Less than 12 Months				12 Months or More
	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)
Available-for-Sale Securities
Non-MBS:
Small Business Administration / Small Business Investment Companies	$114	$	*	$-	$-		$-	$-
ABS:
FFELP student loans	1,702		(1)	-	-		-	-
MBS:
GSE residential	4,990		(86)	-	-		-	-
Government-guaranteed residential	288		(4)	-	-		-	-
Private-label residential	-		-	-	82		(1)	(55)

Total	$7,094		$(91)	$-	$82		$(1)	$(55)

Held-to-Maturity Securities
Non-MBS:
State or local housing agency obligations	$-		$-	$-	$1	$	*	$-
Small Business Administration / Small Business Investment Companies	58		(1)	-	1		*	-
MBS:
GSE residential	70		(3)	-	2		*	-
MPF Shared Funding	190		(2)	-	7		(2)	-
Private-label residential	*		*	-	1,483		(10)	(628)
Private-label home equity	-		-	-	720		(72)	(295)
Private-label commercial	-		-	-	10		*	-

Total	$318		$(6)	$-	$2,224		$(84)	$(923)

*	Less than $1 million

December 31, 2008	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized/ Unrecognized Losses	Fair Value	Gross Unrealized/ Unrecognized Losses
Available-for-Sale MBS private-label	$-	$-	$41	$(41)

Held-to-Maturity:
Non-MBS Small Business Administration / Small Business Investment Companies	$7	$(1)	$-	$-
MBS:
GSE	586	(17)	-	-
MPF Shared Funding	-	-	288	(16)
Private-label	1,384	(635)	975	(528)

Total HTM	$1,977	$(653)	$1,263	$(544)

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Maturity Terms

The following table presents as of December 31, 2009, the amortized cost, and fair value of AFS and HTM securities by contractual maturity for non-MBS. ABS and MBS were excluded from this table because the expected maturities of ABS and MBS may differ from contractual maturities as borrowers of the underlying loans have the right to prepay such loans.

	Available-for-Sale			Held-to-Maturity
December 31, 2009	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Non-MBS by Year of Maturity -
Due in one year or less	$57	$57	4.14%	$261	$261	0.75%
Due after one year through five years	101	102	1.54%	420	441	5.00%
Due after five years through ten years	377	380	4.73%	56	56	5.52%
Due after ten years	400	407	4.60%	44	46	2.23%

Total non-MBS	$935	$946	4.29%	$781	$804	3.46%

Interest Rate Payment Terms

The following tables present the interest rate payment terms of AFS and HTM securities at amortized cost as of the dates indicated:

	Available-for-Sale		Held-to-Maturity
December 31,	2009	2008	2009	2008
Amortized cost of Non-MBS:
Fixed-rate	$935	$530	$749	$991
Variable-rate	-	7	32	35

Total Non-MBS	935	537	781	1,026

ABS:
Fixed-rate	-	-	-	-
Variable-rate	8,789	-	-	-

Total ABS	8,789	-	-	-

MBS:
Pass-through securities:
Fixed-rate	7,574	210	5,677	5,678
Variable-rate	2,010	1,238	3,868	3,986
Collateralized mortgage obligations:
Fixed-rate	-	-	57	1,279
Variable-rate	187	145	3,229	4,626

Total MBS	9,771	1,593	12,831	15,569

Total	$19,495	$2,130	$13,612	$16,595

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Other-Than-Temporary Impairment Losses Realized

We adopted new accounting guidance governing the accounting for OTTI effective January 1, 2009 as discussed in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations. We perform an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

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

Fair Value Write-downs

If OTTI has been incurred and we decide to, or are required to, sell the investment security, we account for the investment security as if it had been purchased on the measurement date of the OTTI. Specifically, the investment security is written down to fair value resulting in a new amortized cost basis, and any deferred amount in AOCI related to the investment security is written-off. The entire realized loss is recognized in non-interest income (loss). For investments we continue to hold, a new accretable yield is calculated on the impaired security and reevaluated quarterly. This is used to calculate the amortization to be recorded into income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. The new amortized cost basis is not changed for subsequent recoveries in fair value. Subsequent non-OTTI-related increases and decreases in the fair value of AFS securities will be included in AOCI.

Credit Loss Only Write-downs

If OTTI has been incurred, and we believe it is more likely than not that we will not decide to sell or be required to sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all non-credit related factors.

The amount of the total OTTI for either an HTM or AFS security that was not previously impaired is determined as the difference between its amortized cost prior to the determination of OTTI and its fair value. The amount of total OTTI for either an HTM or AFS security that was previously impaired in a prior reporting period is determined as the difference between its carrying value prior to the determination of OTTI and its fair value. Credit losses related to previously impaired securities are reclassified out of AOCI into the portion of non-credit impairment recognized in other comprehensive income in our statements of income.

Amounts recognized as OTTI that relate to non-credit factors also are included in the portion of non-credit impairment recognized in other comprehensive income. If a credit loss exists, we use our best estimate of the present value of cash flows expected to be collected from the investment security. We define cash flows expected to be collected as cash flows that we are likely to collect after assessment of all available information. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.

We measure the credit loss amount related to an investment security’s occurrence of OTTI using guidance that also applies to the determination of OTTI for impaired loans. Specifically, we estimate cash flows expected to be collected taking into consideration the payment structure of the investment security, prepayment speeds, default rates, loss severities, and other relevant components such as housing price indices. In regards to payment structure, we use the contractual rate of the security (that is, coupon rate) for fixed-rate securities. For variable-rate securities, we use an implied forward curve rather than the current interest rate. This is because we believe the implied forward curve provides the best estimate of cash flows expected to be collected. For adjustable-rate securities with initial fixed interest rates, we calculate a security’s effective interest rate using a blend of the initial fixed interest rate over the fixed period and the adjustable-rate or rates for periods subsequent to the first fixed period. The discount rate for a fixed-, variable-, or adjustable-rate security is effectively derived from the interest rate that was used to project the cash flows expected to be collected on that security in order to isolate the impairment loss due to credit deterioration by mitigating the effects of future changes in interest rates.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

We account for the OTTI investment security as if the investment security had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI related to credit losses recognized in non-interest income (loss).

The amount of the total OTTI related to other factors also is recognized in AOCI. The new carrying value is not changed for subsequent recoveries in fair value. As of the measurement date, a new accretable yield is calculated on the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. This yield is re-evaluated quarterly and adjusted for subsequent increases or decreases in estimated cash flows. Additionally, the OTTI recognized in AOCI for HTM securities is accreted from AOCI back into the carrying value of the investment security over its remaining life, on the basis of the amount and timing of future estimated cash flows. That accretion increases the carrying value of the investment security and continues until it matures, unless there is additional OTTI recognized into earnings, or in the unlikely event that we sell the security for reasons permitted under GAAP.

For previously impaired securities, the cash flows expected to be collected are discounted using a rate equal to the current yield used to accrete the investment security. Subsequent non-OTTI-related increases and decreases in the fair value of AFS securities will be included in AOCI.

Change in Estimate for Variable and Hybrid Private-Label MBS

At each quarter end, we compare the present value of the cash flows expected to be collected from our private-label MBS to the amortized cost basis to determine whether a credit loss exists. For our variable rate and hybrid private-label MBS, we use a forward interest rate curve in projecting principal repayments and interest payments for the cash flow estimates.

Prior to the quarter ended December 31, 2009, for previously impaired variable rate and hybrid private-label MBS, we used the effective interest rate for the security that existed prior to the re-impairment for determining the present value of the future estimated cash flows.

For the quarter ended December 31, 2009, we changed our estimation technique used to determine the present value of estimated cash flows expected to be collected for our previously impaired variable rate and hybrid private-label

MBS. Specifically, we employed a technique that allows us to update the effective interest rate used in the present value calculation, which isolates and mitigates the effect of future changes in the underlying interest rate indices from the measurement of the credit loss amount.

We recorded an OTTI credit loss of $437 million for the year ended December 31, 2009, which incorporates the use of the revised present value estimation technique for our variable rate and hybrid private-label MBS in the fourth quarter. If we had continued to use our previous estimation technique, the OTTI credit losses would have been $470 million for the year ended December 31, 2009.

Significant Inputs Used to Calculate OTTI

Our OTTI analysis for our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee to be used to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee was formed by the FHLBs to achieve consistency among the FHLBs in their analyses of OTTI of private-label MBS.

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

To assess whether the entire amortized cost bases of our private-label MBS will be recovered, we performed a cash flow analysis for each security where fair value was less than amortized cost as of the balance sheet date, except for an immaterial amount of certain private-label MBS and home equity loan investments where underlying collateral data is not available. For securities where underlying collateral data is not available, we use alternative procedures to assess for OTTI. In performing the cash flow analysis for each of these securities, we used two models provided by independent third parties. The first model considers borrower characteristics and the particular attributes of the loans underlying the securities in conjunction with assumptions about future changes in home prices and interest rates to project prepayments, defaults, delinquencies, and loss severities. A significant input to the

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets.

Our housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 15 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year.

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

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined during 2009. The classification (prime, Alt-A, and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same classification at the time of origination.

	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
For the year ended December 31, 2009	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
2006	13.3%	6.1%-22.0%	18.7%	6.5%-46.8%	44.5%	34.5%-49.2%	9.1%	7.9%-18.1%
2004 and prior	15.5%	8.4%-18.4%	0.5%	0.0%-2.1%	2.2%	0.0%-10.1%	23.8%	8.5%-35.8%
Total Prime	13.4%	6.1%-22.2%	17.8%	0.0%-46.8%	42.4%	0.0%-49.2%	9.9%	7.9%-35.8%

2006	14.2%	4.8%-20.7%	45.5%	24.3%-83.5%	42.2%	32.3%-59.8%	12.9%	6.2%-25.1%
2005	13.3%	10.6%-16.7%	39.7%	33.3%-49.8%	42.7%	34.4%-49.2%	13.5%	11.6%-15.4%
Total Alt-A	14.2%	4.8%-20.7%	45.4%	24.3%-83.5%	43.7%	32.3%-59.8%	12.9%	6.2%-25.1%

2006	6.9%	3.2%-10.8%	78.3%	67.5%-91.1%	67.3%	56.7%-78.0%	26.4%	2.2%-45.7%
2005	6.1%	4.6%-8.1%	78.8%	72.1%-83.3%	64.6%	49.5%-72.0%	25.0%	18.1%-34.1%
2004 and prior	14.8%	7.9%-22.5%	49.0%	40.1%-67.8%	78.6%	32.5%-106.3%	43.7%	0.0%-100.0%
Total Subprime	6.9%	3.2%-22.5%	78.2%	40.1%-91.1%	67.3%	32.5%-106.3%	26.5%	0.0%-100.0%

For 2009, we recognized OTTI as shown in the following table. In 2008, under different accounting principles then in effect, we recognized total OTTI of $292 million for the year. The 2008 OTTI losses were not broken down into credit or non-credit components.

For the year ended December 31, 2009	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI
AFS securities	$(37)	$(11)	$(48)
HTM securities	(400)	(956)	(1,356)

Total OTTI impairment	$(437)	$(967)	$(1,404)

The following table shows the outstanding balances on securities in our statements of condition as of December 31, 2009 that were other-than-temporarily impaired in the quarter ended December 31, 2009:

Balance as of December 31, 2009	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
AFS securities	$174	$134	$80	$80
HTM securities	1,794	1,505	919	1,040

Total impaired securities	$1,968	$1,639	$999	$1,120

We recognized credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses were recognized in AOCI since we believe it is more likely than not that we will not decide to sell or be required to sell the investment security before the recovery of its amortized cost basis.

The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. During the year ended December 31, 2009, we recorded accretion of $209 million.

The following tables show the roll-forwards of the cumulative amount of credit losses (recognized into

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

earnings) on OTTI investment securities where there was also an additional non-credit portion (recognized into AOCI) for the year ended December 31, 2009.

	AFS	HTM	Total
Amount January 1, 2009 [1]	$3	$50	$53

Additions:
Credit losses on securities for which OTTI was not previously recognized	14	289	303
Additional credit losses on securities for which an OTTI charge was previously recognized	23	111	134

Total OTTI recognized for the year ended December 31, 2009	37	400	437

Reductions:
None	-	-	-

Amount December 31, 2009	$40	$450	$490

[1]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

Note 8 – Advances

Advances issued to our members are carried at amortized cost unless we elect the fair value option, in which case the advances are carried at fair value. See Note 22 – Estimated Fair Values for further discussion.

All advances are issued at par value. Advances that qualify for fair value hedge accounting are adjusted for changes in fair value that offset the risk being hedged. For cash flow hedges of advances, changes in fair value that offset the risk being hedged are included in AOCI.

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

We charge our members a prepayment fee when they prepay certain advances before the original maturity or predetermined call dates. The prepayment fee makes us financially indifferent to the prepayment of the advance. We record prepayment fees and related fair value hedging adjustments as a component of interest income on the statements of income at the time of prepayment unless the prepayment represents a modification of terms. This may occur when a new advance is issued concurrently or shortly after the prepayment of an existing advance. In such cases, we determine whether the new advance represents a modification to the original advance or an extinguishment. If the new advance represents a modification to the original advance, the prepayment fee and hedging adjustments are deferred and amortized over the life of the modified advance as a component of interest income. If prepayment of the advance represents an extinguishment, the prepayment fee and fair value hedging adjustments are immediately recognized into interest income. Amounts previously deferred in AOCI related to a cash flow hedge on the extinguished advance are immediately recognized into derivatives and hedging activities gain or loss.

We recognized prepayment fees of $66 million, $18 million, and less than $1 million for the years ended December 31, 2009, 2008, and 2007 as a component of interest income on advances. See Note 4 – Interest Income and Interest Expense.

The following table presents our advances by redemption terms:

December 31, 2009	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$7,427	2.15%	$7,754	$11,945
One to two years	3,884	2.89%	3,633	4,069
Two to three years	2,008	3.87%	2,038	2,095
Three to four years	2,591	2.24%	2,588	2,237
Four to five years	718	3.67%	715	699
Thereafter	7,249	2.80%	7,149	2,832

Total par value	23,877	2.67%	$23,877	$23,877

Hedging adjustments	271
Fair value adjustments	-

Total	$24,148

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Interest Rate Payment Terms – At December 31, 2009 and 2008, we had advances outstanding to members at interest rates ranging from 0.13% to 8.47% and 0.14% to 8.47%. The following table presents our advances by advance type as of the dates indicated:

December 31,	2009	2008
Fixed-rate	$17,132	$28,192
Variable-rate	6,745	9,338

Total par value of advances	23,877	37,530
Hedging adjustments	271	609
Fair value adjustments	-	1

Total advances	$24,148	$38,140

We offer advances to members that may be prepaid at par on call dates without incurring prepayment or termination fees (callable advances). Certain advances may only be prepaid by the advance borrower paying a make-whole fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance. At December 31, 2009 and 2008, we had callable advances outstanding totaling $1.6 billion and $1.7 billion.

We also offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we would typically exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2009 and 2008, we had putable advances outstanding totaling $6.6 billion and $8.1 billion.

Security Terms – We lend to our members in accordance with federal statutes, including the FHLB Act and FHFA regulations. We are required by statute to obtain sufficient collateral to fully secure advances. The estimated value of the collateral required to secure each member’s obligations is calculated by applying collateral discounts, or haircuts, to the par value of the collateral, except for securities and commercial real estate loans for which the discount is applied to the fair value. We accept certain investment securities, residential mortgage loans, commercial real estate loans, deposits, and other real estate related assets as collateral. However, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans under the provisions of the Gramm-Leach-Bliley Act of 1999 (GLB Act) and the Housing Act. Our capital stock owned by borrowing members is also pledged as additional collateral on advances. We comply with the FHLB Act, which requires that our aggregate advances to any single member not exceed 20 times the amount of that member’s capital stock.

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

As of December 31, 2009, we had no advance borrowers exceeding 10% of our total advances outstanding.

Note 9 – MPF Loans

MPF Loans Held in Portfolio

We classify MPF Loans, excluding loans related to MPF Xtra, on our statements of condition as held for investment because we have the intent and ability to hold such loans to maturity. MPF Loans held for investment are carried at amortized cost. MPF Loans that qualify for fair value hedge accounting are recorded at their carrying amount, adjusted for changes in fair value due to the hedged risk.

Fee Recognition in the Statements of Income

Agent Fees; premium (discount) paid to and received by PFIs is amortized as a component of interest income over the contractual life of the MPF Loan. Further, any net fees or costs that represent yield adjustments are recognized over the contractual life of the related MPF Loan using the interest method.

Accounting for Credit Enhancement

FHFA regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for loan losses.

The PFI and we share the risk of credit losses on conventional MPF Loan products, other than the MPF Xtra product, by structuring potential losses on conventional

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

MPF Loans into layers with respect to each master commitment. We are obligated to incur the first layer or portion of credit losses not absorbed by the borrower’s equity and after any primary mortgage insurance (PMI) which is called the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the PFI’s credit enhancement obligation (CE Amount) would cover the next layer of losses.

Under the MPF Program, the PFI’s credit enhancement protection (CEP Amount) consists of the CE Amount, which may be a direct obligation of the PFI or may be a supplemental mortgage insurance (SMI) policy paid for by the PFI, and may include a contingent performance based credit enhancement fee (CE Fee) payable to the PFI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation.

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

We incurred CE Fees of $22 million, $33 million, and $37 million, for the years ended December 31, 2009, 2008, and 2007.

The following table presents information on MPF Loans held in our portfolio. Government is comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS).

December 31,	2009	2008
MPF Loans held in portfolio:
Single-family medium term: [1]
Conventional	$7,226	$9,657
Government	188	230

Total medium term	7,414	9,887

Single-family long term: [2]
Conventional	12,888	17,897
Government	3,243	3,861

Total long term	16,131	21,758

Total par value of MPF Loans	23,545	31,645
Agent Fees; premium (discount)	96	150
Loan commitment basis adjustment	(12)	(16)
Hedging adjustments	220	311

Receivable from future performance credit enhancement fees	3	2
Allowance for loan loss	(14)	(5)

Total MPF Loans held in portfolio, net	$23,838	$32,087

[1]	The original term to maturity is 15 years or less.
[2]	The original term to maturity is greater than 15 years.

Non-Performing Loans

MPF Loans held in our portfolio are placed on non-performing (non-accrual) status when it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the MPF Loan is well-secured and in the process of collection. We do not place MPF Loans over 90 days delinquent on non-performing status when losses are not expected to be incurred, as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. We had $36 million and $19 million of MPF Loans on non-performing status at December 31, 2009 and 2008. We had $494 million and $318 million of MPF Loans 90 or more days delinquent and still accruing interest at December 31, 2009 and 2008.

MPF Loans that are on non-performing status and that are considered collateral-dependent are categorized as impaired loans. MPF Loans are viewed as collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, there is no other available and reliable source of repayment, and the fair value of the collateral is insufficient to recover the unpaid balance on the loan. We had impaired MPF Loans of $25 million at December 31, 2009 and $12 million at

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

December 31, 2008. The average balance for impaired MPF Loans was $19 million and $9 million for the years ended December 31, 2009 and 2008. Interest income recognized on impaired MPF Loans was $1 million for 2009 and less than $1 million for all other periods presented.

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

Real estate owned (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures of MPF Loans. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. Any subsequent realized gains and realized or unrealized losses are included in other non-interest expense in the statements of income. REO is recorded in other assets in the statements of condition. If the fair value of the REO is less than the recorded investment in the MPF Loan at the date of transfer, we recognize a reduction to the allowance for loan losses. We had $47 million and $35 million in MPF Loans classified as real estate owned in other assets at December 31, 2009 and 2008.

MPF Xtra® Product

MPF Loans under the MPF Xtra product are classified as held-for-sale because PFIs sell us the MPF Loans and we concurrently sell them to Fannie Mae as a third-party investor and we do not hold them on our balance sheet. We receive a nominal upfront transaction fee to cover our cost of acting as master servicer for these MPF Loans. This fee is recognized over the contractual life of the MPF Loans as a component of other non-interest income (loss). If an MPF Xtra Loan is prepaid, the deferred revenue associated with that loan is immediately recognized into other non-interest income.

For the year ended December 31, 2009, we collected $8 million in fees in connection with the purchase and concurrent sale of $3.3 billion of MPF Xtra Loans. Of the fees collected we recognized fee revenue of less than $1 million, the remainder being deferred and recognized over the contractual life of the loans.

Note 10 – Allowance for Loan Losses

We have not recorded any allowance for loan losses on our advances. At December 31, 2009 and 2008, we had rights to collateral with an estimated value greater than the outstanding advances. See Security Terms in Note 8 – Advances for additional information regarding collateral.

Our allowance for MPF Loan credit losses represents management’s estimate of probable losses inherent in our MPF Loan portfolio. MPF Loans sold to Fannie Mae under the MPF Xtra product are not held in our portfolio and therefore not included in our allowance for loan losses. The allowance for loan losses is established at a level that we believe is adequate to cover probable losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the MPF Loan portfolio that have been incurred as of the statement of condition date. If a loss has been incurred and the amount of the loss can be reasonably estimated, the estimated loss is accrued by charging the provision for credit losses in the statements of income. Our allowance for credit loss methodology factors in credit enhancements, which include the CEP Amount, recoverability under PMI, FHA, or HUD insurance, and VA or RHS guarantees. When a loss is determined to be uncollectible it is recorded as a reduction of the allowance for loan losses.

The following table presents the changes in the allowance for loan losses on MPF Loans for the periods indicated:

For the years ended December 31,	2009	2008	2007
Balance, beginning of year	$5	$2	$1
Charge offs	(1)	-	-
Recoveries	-	-	-
Provision for credit losses	10	3	1

Balance, end of year	$14	$5	$2

Note 11 – Software and Equipment

We record software and equipment at cost, less accumulated depreciation and amortization. The accumulated depreciation and amortization was $125 million and $106 million at December 31, 2009 and 2008.

We capitalize external and internal (direct payroll and benefits) software costs that are eligible for capitalization during the application development stage of a computer software project. The costs of computer software developed or obtained for internal use are amortized over a three year period on a straight-line basis. For each module or component of a software project, amortization begins when the computer software is ready for its intended use,

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

regardless of whether the software will be placed into service in planned stages that may extend beyond a reporting period. At December 31, 2009 and 2008, we had $21 million and $26 million in unamortized computer software costs. Amortization of computer software costs was $15 million, $15 million, and $17 million for the years ended December 31, 2009, 2008, and 2007.

We assess software and equipment for impairment at least annually or sooner if a triggering event occurs. We recognize an impairment loss on in-use assets when both its carrying amount is not recoverable and its fair value is less than its carrying amount. If capitalized assets are not expected to provide us with any service potential, it is accounted for as if abandoned or held for disposal. In such cases, fixed assets are reported at the lower of the carrying amount or fair value, if any, less costs to sell. Impairment losses are classified in other non-interest expense. There were no impairment losses recognized in 2009. Impairment losses of $4 million were recognized in 2008.

Equipment and computer hardware are depreciated over three years on a straight-line basis. Leasehold improvements are capitalized and amortized on a straight-line basis over 10 years or the remaining term of the lease, whichever is shorter. Ordinary maintenance and repairs are expensed as incurred. We include gains and losses on disposal of software and equipment in other non-interest income.

Note 12 – Derivatives and Hedging Activities

The FHFA’s regulations, its Financial Management Policy, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations and policies prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed.

Risk Profile

Market risk is the risk that the value of our financial assets will decrease due to changes in market risk factors. While there are several market risk factors that may impact the value of our financial assets, interest rate risk is the most critical. Our key interest rate risk exposures include:

•	Yield curve risk – We are exposed to movements in the benchmark yield curve used to discount the future cash flows from our assets, liabilities, and derivatives.

•	Option risk – We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve.

•

Basis risk – We are exposed to basis risk as the yields on different assets, liabilities, derivatives, and securities are determined on different benchmark yield curves. This includes (1) differences between the swap curve and the Office of Finance cost of funds (consolidated obligation curve); (2) changes in individual securities’ spreads to the swap curve as a result of changes in supply, demand, and credit quality; and (3) changes in mortgage rates relative to changes in the swap curve.

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

Hedge Objectives and Strategies

The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our revenue, net interest margin, and average maturity of our interest-earning assets and funding sources.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

We measure and manage market exposure through four measurements: duration, convexity, curve, and volatility.

•	Duration measures our exposure to parallel interest rate shifts where changes in interest rates occur at similar rates across the yield curve.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

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

For a qualifying fair value hedge, changes in the fair value of the derivative, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recognized as non-interest income in derivatives and hedging activities. Any ineffective portion of a fair value hedge, which represents the amount by which the change in the fair value of the derivative differs from the change in the hedged portion of the hedged item, is also recognized as non-interest income in derivatives and hedging activities.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

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

Economic Hedge Accounting – For economic hedges, changes in fair value of the derivatives are recognized as non-interest income in derivatives and hedging activities. Because these derivatives do not qualify for hedge accounting, there is no fair value adjustment to an asset, liability, or firm commitment. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows.

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

When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms qualifies as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) were to be measured at fair value, with changes in fair value reported in current earnings (e.g. an investment security classified as trading), or if we could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be recorded at fair value. We currently do not hold any embedded derivative instrument that requires bifurcation from its host contract.

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

Firm Commitments

Delivery Commitments are considered derivatives. Accordingly, we record a Delivery Commitment at fair value as a derivative asset or derivative liability, with changes in fair value recognized in derivatives and hedging activities. When the Delivery Commitment settles, the current fair value is included in the carrying amount of the MPF Loans, whenever applicable. In the case of an MPF Loan held for investment, the adjustment is amortized on a level-yield basis over the contractual life of the MPF Loan in interest income. In the case of MPF Loans under the MPF Xtra product, the adjustment to the basis is offset by a corresponding adjustment to the sales price that is associated with the fair value change to the sales Delivery Commitment concurrently entered into with Fannie Mae.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

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

Fair Value Hedges

Consolidated Obligation Bonds – Our goal is to manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, when a fixed-rate consolidated obligation is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation. We also hedge the LIBOR benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a floating rate liability and has an offsetting call option(s) to terminate the interest rate swap. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we apply shortcut accounting to certain non-callable fixed-rate consolidated obligations.

Available-for-Sale Securities – We use interest rate swaps to hedge certain AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark interest rate of LIBOR by effectively converting fixed-rate securities into floating rate assets to reduce our exposure to rising interest rates. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness under the long-haul method. AFS securities are measured at fair value with changes in fair value reported in AOCI; however, in the case of a fair value hedge, the adjustment of its carrying amount for changes in the benchmark interest rate is recognized in earnings rather than in AOCI in order to offset the gain or loss on the hedging instrument. The gain or loss on the AFS securities attributable to the benchmark interest rate is the amount that is recognized currently in derivatives and hedging activities in our statements of income. Any gain or loss on these securities that is not attributable to changes in the benchmark interest rate is recognized into AOCI.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

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

Economic Hedges

MPF Loans – Options may also be used to hedge the duration and convexity of the MPF Loan portfolio and prepayment risk on MPF Loans, many of which are not identified to specific MPF Loans and, therefore, do not receive fair value or cash flow hedge accounting treatment. These primarily include options, futures contracts, and swaptions. We may also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. Our potential loss due to credit risk as of the balance sheet date is based on the fair value of our derivative assets. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral (including cash) or other security, if any, for the amount due proved to be of no value to us. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. At December 31, 2009 and December 31, 2008, our maximum credit risk as defined above was $124 million and $260 million.

We transact most of our derivatives with major financial institutions and major broker-dealers, of which some, or their affiliates, buy, sell, and distribute consolidated obligations.

We held collateral consisting of securities and cash with a fair value of $125 million and $269 million as of December 31, 2009 and December 31, 2008. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and may be held by the member for our benefit.

Financial Statement Impact and Additional Financial Information

Our net payments on derivative financing activities during the year ended December 31, 2009 were $99 million. We perform an evaluation to determine whether an upfront fee received represents a financing activity. If an upfront fee received represents more than an insignificant amount, then the initial and subsequent cash flows associated with the derivative are reported on a net basis as a financing activity in our statement of cash flows. We have interpreted the term insignificant as denoting an amount that is less than 10% of the present value of an at-the-market derivative’s fully prepaid amount.

The effect of fair value hedges on extinguishment gains or losses of our debt is excluded from the amount we report as financing activities related to payments for maturing and retiring consolidated obligation bonds in our statement of cash flows.

Our derivative instruments may contain provisions that require us to post additional collateral with counterparties if

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2009 is $604 million for which we have posted collateral of $661 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2009, we would be required to post up to an additional $56 million of collateral to our counterparties.

The following table summarizes our derivative instruments as of December 31, 2009. At December 31, 2009 we had no outstanding derivatives where we acted as an intermediary for the benefit of our members.

As of December 31, 2009	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships -
Interest rate swaps	$48,410	$130	$1,230
Interest rate swaptions	2,855	67	-
Interest rate caps or floors	500	60	-
Interest rate futures/TBA	-	-	-

Total	51,765	257	1,230

Derivatives not in hedge accounting relationships -
Interest rate swaps	15,762	174	123
Interest rate swaptions	10,802	158	-
Interest rate caps or floors	2,175	178	-
Interest rate futures/TBA	405	-	-
Mortgage delivery commitments	140	-	-

Total	29,284	510	123

Total before adjustments	$81,049	767	1,353

Netting adjustments		(640)	640
Cash collateral and related accrued interest		(83)	-

Total adjustments [1]		(723)	640

Total derivative assets and liabilities		$44	$713

[1]

Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table represents notional balances and estimated fair values of derivatives outstanding at December 31, 2008. The notional amount of derivatives outstanding where we acted as an intermediary for the benefit of our members was $19 million at December 31, 2008.

As of December 31, 2008	Notional	Fair Value
Interest rate swaps:
Fair value	$33,012	$(623)
Cash flow	6,447	(756)
Economic	9,264	(168)

Total	48,723	(1,547)

Interest rate swaptions:
Fair value	3,930	181
Economic	10,797	272

Total	14,727	453

Interest rate caps/floors:
Cash flow	2,675	337
Economic	-	-

Total	2,675	337

Interest rate futures/TBAs:
Fair value	999	2
Economic	450	(1)

Total	1,449	1

Delivery commitments of MPF Loans:
Economic	694	-

Total	$68,268	(756)

Accrued interest, net at period end		(45)
Cash collateral		(164)

Net derivative balance		$(965)

Derivative assets		$102
Derivative liabilities		(1,067)

Net derivative balance		$(965)

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

For year ended December 31, 2009	Gain (loss)
Fair value hedging relationships -
Interest rate swaps	$95
Other	(10)

Net gain (loss) fair value hedge ineffectiveness	85

Net gain (loss) cash flow hedge ineffectiveness	7

Economic hedges not designated as hedging instruments under hedge accounting -
Interest rate swaps	776
Interest rate swaptions	(918)
Interest rate futures/TBA	2
Net interest settlements	(35)

Net gains (losses) economic hedges	(175)

Net gains (losses) on derivatives and hedging activities	$(83)

Gain (loss) for years ended December 31,	2008	2007
Fair value hedge ineffectiveness	$(22)	$(10)
Cash flow hedge ineffectiveness	(15)	-
Gain (loss) on economic hedges	82	(17)

Net gain (loss) on derivatives and hedging activities	$45	$(27)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged items.

Year ended December 31, 2009	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Hedged item type -
Available-for-sale investments	$5	$(1)	$4	$(25)
Advances	302	(295)	7	(340)
MPF Loans held for portfolio	71	(91)	(20)	(79)
Consolidated obligations bonds	(725)	819	94	230

Total	$(347)	$432	$85	$(214)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

	Statements of Condition Gain (Loss) Recognized in AOCI	Effective Portion		Ineffective Portion
Year ended December 31, 2009		Gain (Loss) Reclassified from AOCI into Net Interest Income	Location of Gain (Loss) Reclassified	Gain (Loss) Recognized in Derivatives and Hedging Activities
Advances - interest rate floors	$(109)	$(14)	Interest income	$-
Discount notes - interest rate caps	-	(15)	Interest expense	-
Discount notes - interest rate swaps	411	(4)	Interest expense	7
Consolidated obligation bonds - interest rate swaps	-	(7)	Interest expense	-

Total	$302	$(40)		$7

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Over the next 12-month period, we expect that $1 million of deferred cash flow hedging charges recorded in AOCI as of December 31, 2009 will be recognized as a reduction to net interest income. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 10 years.

Note 13 – Deposits

We offer demand, overnight, and short-term interest-bearing deposit programs for members and qualifying non-members. In addition, PFIs that service MPF Loans must deposit with us funds collected in connection with certain MPF Loans pending disbursement of such funds to the owners of the MPF Loans. These items are classified as non-interest-bearing deposits on the statements of condition. We pledged no securities to the FDIC as of December 31, 2009 and $32 million as of December 31, 2008, related to amounts the FDIC had deposited with us.

The following tables present our interest-bearing and non-interest-bearing deposits as of the dates indicated:

December 31,	2009	2008
Interest-bearing deposits:
Demand and overnight	$828	$564
Term	15	29
Deposits from other FHLBs for MPF Program	11	8
Other	-	1
Non-interest-bearing deposits	148	155

Total deposits	$1,002	$757

The table below presents the maturities for our term deposits, all of which were in denominations of $100,000 or more:

December 31,	2009	2008
By remaining maturity -
3 months or less	$8	$12
Over 3 months but within 6 months	4	15
Over 6 months but within 12 months	3	2

Total	$15	$29

The table below shows average deposit balances and the rate paid for the past three years:

For the years ended December 31,	2009	2008	2007
Average outstanding interest bearing	$1,111	$996	$863
Average outstanding non-interest bearing	299	164	129
Weighted average rate interest bearing	0.09%	1.91%	5.45%

Note 14 – Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are carried at amortized cost. We have delivered securities sold under agreements to repurchase to a primary dealer, with $800 million maturing in 2011 and the remaining $400 million in 2012. Should the fair value of the underlying securities fall below the fair value required as collateral, we must deliver additional securities to the dealer. Investment securities having a carrying value of $1.285 billion and $1.272 billion were pledged as collateral for repurchase agreements for the years ended December 31, 2009 and 2008, all of which was permitted to be sold or repledged by the secured party.

Note 15 – Consolidated Obligations

Consolidated obligations are the joint and several liability of the FHLBs and consist of discount notes and consolidated bonds. We only record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. Consolidated obligations are carried at amortized cost unless we elect the fair value option, as discussed in Note 22 – Estimated Fair Values, in which case the consolidated obligations are carried at fair value. Dealers are paid a concession fee in connection with the sale of consolidated obligation bonds. Concession fees are allocated to us from the Office of Finance based upon the percentage of the par value of the debt issue that we have assumed. Concession fees are recorded as a deferred charge in other assets unless we elect the fair value option, in which case the concession fees are immediately recognized into other non-interest expense. Unamortized concession fees were $25 million at both December 31, 2009 and 2008. Concession fees recognized totaled $17 million, $24 million, and $20 million for the years ended December 31, 2009, 2008, and 2007.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

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

An extinguishment gain or loss is recorded for the difference between the reacquisition price and the net carrying amount of the extinguished consolidated obligation and is recognized in other non-interest income. The gain or loss recognized on debt that is extinguished or transferred to another FHLB is shown separately as a component of non-interest income. The accounting treatment of our derivative hedges, resulting from the extinguishment of our debt, is to include the fair value hedging adjustments in the extinguishment gain or loss determination while amounts deferred in AOCI from cash flow hedges are immediately recognized into derivatives and hedging activities in the statements of income. See Note 12 – Derivatives and Hedging Activities for more information on the transfer of consolidated obligations to other FHLBs.

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

The par value of outstanding consolidated obligation bonds and discount notes for the 12 FHLBs including consolidated obligations held by us and the other FHLBs was $931 billion and $1.252 trillion at December 31, 2009 and 2008.

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

Our leverage limit is based on a ratio of assets to capital rather than a ratio of liabilities to capital. See Note 19 – Capital Stock and Mandatorily Redeemable Capital Stock.

General Terms – Consolidated obligations are issued with either fixed- or floating-rate payment terms that may use a variety of indices for interest rate resets including the London Interbank Offered Rate (LIBOR). In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and floating-rate bonds may also contain certain embedded features, which may result in complex coupon payment terms and call features. When such consolidated obligations are issued, we may concurrently enter into an interest rate swap containing offsetting features that effectively convert the terms of the bond to a variable-rate bond tied to an index or a fixed-rate bond.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Inverse Floating Bonds – The coupon rate on these bonds increases as an index declines and decreases as an index rises.

Interest Rate Payment Terms – The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

December 31,	2009	2008
Consolidated obligation bonds:
Fixed-rate non-callable	$37,023	$40,591
Fixed-rate callable	16,025	13,471
Step-up	5,594	50
Floating-rate	50	975
Inverse floating-rate	50	50

Total par value	58,742	55,137
Bond discounts, net	3	(39)
Hedging adjustments	(524)	207
Fair value option adjustments	4	-

Total consolidated obligation bonds	$58,225	$55,305

Redemption Terms – The following table presents our consolidated obligation bonds, for which we are the primary obligor, by redemption term, including year of contractual maturity (and weighted average interest rate) and year of maturity or next call date for callable bonds:

December 31, 2009	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$11,314	3.57%	$29,071
One to two years	11,796	2.80%	8,656
Two to three years	14,297	2.61%	6,624
Three to four years	6,423	3.62%	4,383
Four to five years	5,388	4.19%	3,284
Thereafter	9,524	5.03%	6,724

Total par value	58,742	3.48%	$58,742

Bond discounts, net	3
Hedging adjustments	(524)
Fair value option adjustments	4

Total	$58,225

Discount Notes – The following table summarizes our short-term consolidated discount notes outstanding, for which we were the primary obligor as of the dates indicated. All such discount notes are due within one year.

December 31,	2009	2008	2007
Par value outstanding	$22,144	$29,484	$19,093
Carrying value outstanding	$22,139	$29,466	$19,057
Weighted average rate at period-end	0.19%	0.64%	3.75%
Daily average outstanding for the year-to-date period	$35,610	$19,353	$14,786
Weighted average rate for the year-to-date period	0.39%	2.22%	4.76%
Highest outstanding at any month-end during the year-to-date period	$43,018	$29,466	$19,165

Note 16 – Subordinated Notes

We have $1 billion of subordinated notes outstanding that mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any FHLBs other than the Bank. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

Senior liabilities do not include our existing and future liabilities related to payments of junior equity claims (all such payments to, and redemptions of shares from, holders of our capital stock being referred to as junior equity claims) and payments to, or redemption of shares from, any holder of our capital stock that is barred or required to be deferred for any reason, such as noncompliance with any minimum regulatory capital requirement applicable to us. Also, senior liabilities do not include any liability that, by its terms, expressly ranks equal with or junior to the subordinated notes. Our regulatory approval to issue subordinated debt prohibits us from making any payment to, or redeeming shares from, any holder of capital stock which we are obligated to make, on or after any applicable interest payment date or the maturity date of the subordinated notes unless we have paid, in full, all interest and principal due in respect of the subordinated notes on a particular date.

The subordinated notes may not be redeemed, in whole or in part, prior to maturity. These notes do not contain any

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

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

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2009, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

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

Time Period	Percentage of Designated Amount	Designated Amount
Issuance through June 13, 2011	100%	$ 1,000
June 14, 2011 through June 13, 2012	80%	800
June 14, 2012 through June 13, 2013	60%	600
June 14, 2013 through June 13, 2014	40%	400
June 14, 2014 through June 13, 2015	20%	200
June 14, 2015 through June 13, 2016	0%	-

Note 17 – Assessments

Affordable Housing Program – The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA)

contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year’s net earnings (income before assessments, and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation established by the FHFA. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our regulatory income and recognize an AHP liability. As subsidies are provided, the AHP liability is relieved.

If we experience a regulatory loss during a quarter, but still have regulatory income for the year, our obligation to the AHP would be calculated based on our year-to-date regulatory income. If we had regulatory income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experience a regulatory loss for a full year, any loss in one year may not be used as a credit to offset income in any other year, and we would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBs, then the FHLB Act requires that each FHLB contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBs equals $100 million. The pro-ration would be made on the basis of an FHLB’s income in relation to the income of all FHLBs for the previous year. There was no shortfall in 2009, 2008, or 2007. Since each FHLB’s required annual AHP contribution is limited to its annual net earnings, we did not accrue any liability for AHP in 2009 or 2008.

Resolution Funding Corporation – Although we are exempt from ordinary federal, state, and local taxation except for local real estate taxes, we are required to make quarterly payments to REFCORP. Each FHLB is required to pay 20% of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis. The Office of Finance has been designated as the calculation agent for AHP and REFCORP assessments. The FHFA, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

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

Since the FHLBs’ cumulative REFCORP payments have exceeded $300 million per year, those extra payments have defeased or accelerated the final payment to April 15, 2012, which is now estimated to be $73 million.

REFCORP is an annual assessment with estimated quarterly payments. If we experience a net loss during a quarter, but still had net income for the year, our obligation to REFCORP would be calculated based on our year-to-date GAAP net income. We would be entitled to a credit of amounts paid that were in excess of our calculated annual obligation. If we had net income in subsequent quarters, we would be able to use that credit, or may be required to contribute additional amounts, as appropriate, in order to meet our calculated annual obligation. If we experience a net loss for a full year, we would have no obligation to REFCORP for the year. However, any loss in one full year may not be used as a credit to offset income in any other full year. The remaining cumulative amount to be paid to REFCORP by us is not determinable because it depends on the future earnings of all FHLBs and interest rates.

The following table summarizes the changes in the assessments payable for the periods indicated:

For the years ended December 31,	2009	2008	2007
Affordable Housing Program:
Balance, beginning of year	$23	$45	$64
Period accrual	-	-	11
Cash disbursements	(10)	(22)	(30)

Balance, end of year	$13	$23	$45

Resolution Funding Corporation:
Balance, beginning of year	$-	$10	$12
Period accrual	-	-	24
Cash disbursements	(16)	(10)	(26)

Balance, end of year	$(16)	$-	$10

Due to net income in the early part of 2009, more than offset by losses later in 2009, we overpaid our 2009 REFCORP assessment, which should have been zero for the year. As directed by the U.S. Treasury, we will use the overpayment as a credit against future REFCORP assessments. This credit can be carried forward over an indefinite period of time. The overpayment of $16 million was recorded as a component of other assets at December 31, 2009. If any amount of our prepaid REFCORP still remains at the time that the REFCORP obligation for the FHLB System as a whole is fully satisfied, we expect REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that we would be able to collect on our remaining deferred asset.

Note 18 – Regulatory Actions

Written Agreement – On June 30, 2004, we entered into a Written Agreement with the Finance Board to address issues identified in their 2004 examination. The Written Agreement, which was amended three times to adjust our minimum regulatory capital requirements, ultimately required us to maintain both:

•	a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%; and

•	an aggregate amount of regulatory capital stock plus a Designated Amount of subordinated notes of at least $3.500 billion.

Consent Cease and Desist Order – At the request of the Finance Board, on October 10, 2007, we entered into a Consent Cease and Desist Order with the Finance Board,

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

which concurrently terminated the Written Agreement. On July 24, 2008, the Finance Board amended the Consent Cease and Desist Order (the Consent Cease and Desist Order, as amended, is hereinafter referred to as the C&D Order) to allow us to redeem a member’s capital stock which becomes excess capital stock above a member’s capital stock floor (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to certain conditions.

The C&D Order places several requirements on us, including the following:

•

We must maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%, and an aggregate amount of regulatory capital stock plus a Designated Amount of subordinated notes of $3.600 billion;

•

Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, except for certain redemptions of excess stock above a member’s capital stock floor, require prior approval of the Deputy Director, Division of FHLB Regulation of the FHFA (Deputy Director). The C&D Order provides that the Deputy Director may approve a written request by us for proposed redemptions or repurchases if the Deputy Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations;

•	Dividend declarations are subject to the prior written approval of the Deputy Director; and

•

The C&D Order required the Bank to submit a revised capital plan to the Finance Board, implementation strategies for the plan, and revised market risk, management and hedging policies, procedures and practices.

Effective with the July 24, 2008 amendment to the C&D Order, we are permitted to repurchase or redeem excess capital stock above a member’s capital stock floor under the following conditions: (1) subsequent to the redemption or repurchase of stock, we remain in compliance with any applicable minimum capital requirements and (2) the redemption or repurchase does not otherwise cause the Bank to violate a provision of the FHLB Act. The Deputy Director may, however, direct us not to redeem or repurchase stock if, in its sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the Bank and its continued safe and sound operation.

Note 19 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS)

Capital Rules

Under the FHLB Act, our members are required to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year-end or 5% of their outstanding advances from us, with a minimum purchase of $500. Members may hold capital stock in excess of the foregoing statutory requirement (voluntary capital stock). Member required capital stock can become voluntary capital stock when a member’s capital stock requirement decreases either in connection with a reduction of its outstanding advances or its mortgage related assets. Effective March 15, 2005, we no longer allow members to purchase new shares of capital stock unless the purchase is necessary for the member to meet its minimum capital stock holding requirement. We had $1.1 billion and $718 million of voluntary capital stock at December 31, 2009 and 2008, which represented 40% and 26% of our regulatory capital stock.

Our capital stock is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements and the Deputy Director has approved the redemption, as provided in the C&D Order, and as further discussed in Note 18 – Regulatory Actions. Members that withdraw from membership must wait five years before being readmitted.

On July 24, 2008, we received approval from the FHFA to redeem excess capital stock above a member’s capital stock floor, subject to certain conditions as set forth in the C&D Order discussed in Note 18 – Regulatory Actions.

Under the terms of the C&D Order, any other capital repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require the approval of the Deputy Director. See Mandatorily Redeemable Capital Stock below for details on stock redemption requests denied by the Deputy Director.

As required by the C&D order as discussed in Note 18 – Regulatory Actions, we submitted to the Finance Board a capital plan and implementation strategies to provide for the conversion of our capital stock under the GLB Act. We have subsequently submitted revisions to the capital plan and

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

implementation strategies to the FHFA as a result of on-going discussions with the FHFA regarding our anticipated capital stock conversion. No final decision has yet been received from the FHFA. Until such time as we fully implement a new capital plan, the minimum capital requirements described below remain in effect.

Minimum Capital Requirements

C&D Order: Our minimum capital requirements under the C&D Order are discussed above in Note 18 – Regulatory Actions.

Regulatory Leverage Limit: Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. Under FHFA regulations, we are currently subject to a leverage limit that provides that our total assets may not exceed 25 times our total regulatory capital stock, retained earnings, and reserves, provided that non-mortgage assets (after deducting the amounts of deposits and capital) do not exceed 11% of total assets.

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

If we are unable to meet the 4.0% leverage limit based on our asset composition, we would still be able to remain in compliance with the leverage requirement so long as our total assets did not exceed 21 times total regulatory capital stock, retained earnings, and reserves (that is, our total regulatory capital stock, retained earnings, and reserves must be at least 4.76% of our total assets). We currently do not factor in any reserves when calculating our regulatory leverage limits. Our non-mortgage asset ratio on an average monthly basis was above 11% at December 31, 2009, thus we were subject to the 4.76%` ratio. At December 31, 2008, the ratio was below 11%, thus we were subject to the 4.50% ratio.

The 4.0% and 4.76% alternative regulatory leverage limits as may be individually applicable to us from time to time, are referred to as the “Regulatory Leverage Limit”. We are permitted to include the Designated Amount of subordinated notes, as discussed in Note 16 – Subordinated Notes, when calculating compliance with the applicable Regulatory Leverage Limit. The Regulatory Leverage Limit is currently superseded by the C&D Order’s minimum regulatory capital ratio requirement (to the extent discussed above) and minimum regulatory capital stock and subordinated notes requirement. At such time as the C&D Order is terminated, or otherwise modified to remove or modify the provisions imposing either or both (i) the minimum regulatory capital ratio requirement and (ii) the minimum regulatory capital stock and subordinated notes requirement, as applicable at a particular time, or such provision or provisions are otherwise superseded, the Regulatory Leverage Limit would become the binding capital constraint applicable to us until we convert and become subject to the leverage, total capital to assets, and risk-based capital requirements established pursuant to the GLB Act.

At December 31, 2009, we had no concentration of member holdings of our capital stock of 10% or more.

The following table summarizes our regulatory capital requirements as a percentage of total assets.

	Non-Mortgage Asset Ratio	Regulatory Capital plus Designated Amount of Subordinated Notes
		Requirement in effect		Actual
		Ratio	Amount	Ratio	Amount
December 31, 2009	16.68%	4.76%	$4,192	5.11%	$4,502
December 31, 2008	0.94%	4.50%	4,146	4.70%	4,327

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At December 31, 2009 and December 31, 2008 we had an aggregate amount of $3.794 billion and $3.787 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

Mandatorily Redeemable Capital Stock

We reclassify capital stock subject to redemption from equity to a liability once we become unconditionally obligated to redeem mandatorily redeemable capital stock by transferring cash at a specified or determinable date (or dates) or upon an event certain to occur. This is true even when settlement of the mandatorily redeemable capital stock will occur on the same day as the reclassification. We become unconditionally obligated to redeem capital stock under the following circumstances:

•	the member provides a written redemption request for voluntary capital stock that we intend to honor at a specified or determinable date;

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

•	the member gives notice of intent to withdraw from membership; or

•	the member attains non-member status by merger, acquisition, charter termination, relocation, or involuntary termination from membership.

As discussed in Note 18 – Regulatory Actions, pursuant to the C&D Order, we cannot redeem or repurchase stock without the approval of the Deputy Director, except for excess capital stock above a member’s capital stock floor. We do not believe this requirement affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this requirement may delay the time of a mandatory redemption.

Capital stock is reclassified to a liability (MRCS) at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and are reported as a component of interest expense.

In the case of a membership withdrawal, there is a six month notice period before redemption of all capital stock,

subject to the member satisfying all outstanding obligations to the Bank. Prior to the expiration of the six month notice period for voluntary withdrawals and upon request from merging members, we will submit a request to the Deputy Director to approve related capital stock redemptions.

The member has the option to rescind its withdrawal notice without penalty during that six month period. Although we allow a member to rescind its withdrawal notice without penalty, we reclassify the member’s equity to a liability because we view membership withdrawal notices as substantive when made. Redemption may be made after the expiration of the six month period if the terminating member does not have outstanding obligations with the Bank, we meet our minimum regulatory capital and liquidity requirements, and the Deputy Director has approved the redemption. If a member were to cancel its written notice of withdrawal, we would reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

For the years ended December 31,	2009		2008		2007
	Member Count	Dollar Amount	Member Count	Dollar Amount	Member Count	Dollar Amount
MRCS at beginning of period	16	$401	12	$22	7	$14

Capital Stock reclassified from equity:
Membership withdrawals	12	20	15	400	13	16
Other [1]	41	141	-	4	-	-

Capital Stock reclassified back to equity:
Withdrawal rescissions	(2)	(1)	(6)	(14)	(1)	(2)

Net redemption of MRCS:
Excess Capital Stock per C&D Order	(30)	(95)	(5)	(11)	(7)	(6)

MRCS at end of period	37	$466	16	$401	12	$22

[1]	During 2009, other included 11 members that were placed into receivership with the FDIC by their regulator, which resulted in the transfer of $46 million of capital stock to MRCS.

As noted in the above table, we redeemed MRCS for excess capital stock as permitted under the C&D Order, however; the Deputy Director has denied all other requests submitted to them to redeem MRCS since April 28, 2008. We do not believe a denial of a stock redemption request by the Deputy Director affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this denial delays the timing of an eventual mandatory redemption.

Statutory and Regulatory Restrictions on Capital Stock Redemption

In accordance with the FHLB Act, our capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem. As discussed in Note 18 – Regulatory Actions, pursuant to the C&D Order we cannot redeem or repurchase stock without the approval of the Deputy Director, except capital stock above a member’s capital stock floor.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

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

•

In the event a member was to withdraw from membership at a time that the FHFA had found that our paid-in capital is impaired or is likely to be impaired as a result of losses in or depreciation of our assets, we must, on order of the FHFA, withhold from the amount to be paid to the withdrawing member a pro rata share of such impairment as determined by the FHFA.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 20 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI for the years ended December 31, 2009, 2008, and 2007:

	AFS	AFS OTTI Non-Credit	HTM [1]	HTM OTTI Non-Credit	Cash Flow Hedges	Retirement Plans	Total
Balance, December 31, 2006	$(8)	$-	$-	$-	$(99)	$(3)	$(110)
Net unrealized gain (loss)	(143)	-	-	-	(11)	1	(153)
Reclassification adjustment for (gain) loss recognized into net income (loss)	-	-	-	-	12	-	12
Available-for-sale securities transferred to held-to-maturity [1]	138	-	(138)	-	-	-	-

Net change in accumulated other comprehensive income (loss)	(5)	-	(138)	-	1	1	(141)

Balance December 31, 2007	$(13)	$-	$(138)	$-	$(98)	$(2)	$(251)
Net unrealized gain (loss)	(24)	-	-	-	(532)	2	(554)
Reclassification adjustment for (gain) loss recognized into net income (loss)	49	-	62	-	54	1	166

Net change in accumulated other comprehensive income (loss)	25	-	62	-	(478)	3	(388)

Balance December 31, 2008	$12	$-	$(76)	$-	$(576)	$1	$(639)
January 1, 2009, cumulative effect non-credit impairment adjustment [2]	-	(56)	-	(177)	-	-	(233)
Net unrealized gain (loss) non-credit	-	(43)	-	(1,292)	-	-	(1,335)
Net unrealized gain (loss) recognized in AOCI	587	12	-	-	302	-	901
Reclassification adjustments from AOCI into income:
Net interest (income) expense	-	(1)	14	(3)	40	-	50
Net impairment (gains) losses	-	33	40	339	-	-	412
Realized net (gain) loss on sale of available-for-sale securities	(19)	-	-	-	-	-	(19)
Derivatives and hedging activities	-	-	-	-	(7)		(7)
Compensation and benefits	-	-	-	-	-	2	2
Accretion from OTTI non-credit to HTM asset	-	-	-	210	-	-	210

Net change in accumulated other comprehensive income (loss)	568	1	54	(746)	335	2	214

Balance December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)

[1]

On December 27, 2007, securities with an amortized cost of $1.602 billion were transferred at fair value from AFS to HTM. The $138 million unrealized loss on these securities at that time was reported in AOCI and is being amortized using the constant effective interest (i.e., level yield) method over the estimated lives of the securities, based on anticipated prepayments, offset by the interest income accretion related to the discount on the transferred securities. In addition, other-than-temporary impairments on these securities have also been recognized. See Note 7– Investments – Held-to-Maturity for details.

[2]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 21 – Employee Retirement Plans

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. Substantially all of our officers and employees are covered by the Pension Plan. The Pension Plan year runs from July 1 to June 30. We funded $8 million in 2009. We were underfunded by approximately 4% or $2 million at June 30, 2009 with respect to our current liability through the end of the 2008-2009 plan year. We plan to fund an additional $3 million in 2010 for the 2009-2010 plan year. The Pension Plan is a multi-employer plan for accounting purposes since it does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure of the accumulated benefit obligation, plan assets, and the components of annual pension expense attributable to the Bank is not required.

We also participate in the Pentegra Defined Contribution Plan for Financial Institutions (the 401K Savings Plan), a tax-qualified defined contribution plan. Our contribution is equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. Our contribution for each of the last three years ended December 31, 2009 was $1 million per year.

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

Obligations and Funded Status

The following table presents the activity as of December 31, 2009 and 2008. Neither plan has plan assets or is funded. The funded status of each plan is equal to the benefit obligation liability.

	Benefit Equalization Plan		Postretirement Health and Life Insurance Benefit Plan
Change in Benefit Obligation	2009	2008	2009	2008
Benefit obligation at January 1,	$3	$5	$7	$7
Service cost	1	1	1	1
Actuarial loss (gain)	1	1	-	(1)
Benefits paid	-	(3)	-	-
Amendments	(1)	-	(3)	-
Curtailments [1]	-	(1)	-	-

Benefit obligation / funded status at December 31,	$4	$3	$5	$7

[1]	Curtailment gain offset by previous actuarial losses.

The accumulated benefit obligation for the benefit equalization plan was $2 million at December 31, 2009 and $1 million at December 31, 2008.

Net Periodic Costs

Components of the net periodic cost for our benefit equalization plan and postretirement health and life insurance benefit plans for the years ended December 31, 2009, 2008, and 2007 as follows:

	Benefit Equalization Plan
For the years ended December 31,	2009	2008	2007
Service cost	$1	$1	$1
Settlement loss	-	1	1

Net periodic benefit cost	$1	$2	$2

	Postretirement Health and Life Benefit Plan
For the years ended December 31,	2009	2008	2007
Service cost	$1	$1	$1

Net periodic benefit cost	$1	$1	$1

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Measurement Date and Plan Assumptions

The measurement dates used to determine the current and prior year’s benefit obligations were December 31, 2009 and 2008. The following tables present the weighted average assumptions used to determine benefit obligations. We used the Citigroup Pension Liability Index rate as the primary factor in determining the discount rate for both plans.

December 31,	2009	2008
Weighted-average assumptions used to determine benefit obligations

Discount rate:
Benefit Equalization Plan	6.00%	6.00%
Postretirement health and life insurance benefit plan	6.00%	6.00%
Rate of compensation increase-Benefit Equalization Plan	5.50%	5.50%

For the years ended December 31,	2009	2008	2007
Weighted-average assumptions used to determine net periodic benefit costs

Discount rate:
Benefit Equalization Plan	6.00%	6.25%	5.75%
Postretirement health and life insurance benefit plan	6.00%	6.25%	5.75%
Rate of compensation increase -Benefit Equalization Plan	5.50%	5.50%	5.50%

The following tables present our assumed weighted average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end, and the effect of a one-percentage-point change in the assumed medical benefits cost trend rate.

For the years ended December 31,	2009	2008	2007
Health care cost trend rate assumed for the next year	8.0%	9.0%	10.0%
Rate to which cost trend rate is assumed to decline (ultimate rate)	5.0%	5.0%	5.0%
Year that rate reaches ultimate rate	2015	2012	2012

2009 effect of a one-percent shift in medical benefits trend rate		+1.00%		-1.00%
Effect on service and interest cost components	$	*	$	*
Effect on postretirement benefit obligation		1		(1)
*	Less than $1 million

The estimated future benefits payments through 2019 reflecting expected benefit services totaled $4 million. For the years 2010 through 2014, the amount is less than $1 million per year. For the years 2015 through 2019, they total $3 million.

Note 22 - Estimated Fair Values

Fair Value Option

We elected the fair value option for certain newly acquired financial assets and liabilities. Under the fair value option, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on other financial assets or liabilities carried at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense.

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

The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option during the year ended December 31, 2009:

	Advances	Consolidated obligation bonds
Balance, December 31, 2008	$201	$-
New transactions elected for fair value option	4	(4,745)
Maturities and terminations	(200)	-
Net gain (loss) on instruments held at fair value	(1)	3
Change in accrued interest	-	(7)

Balance, December 31, 2009	$4	$(4,749)

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table presents the income statement effects from changes in fair values for items where we elected the fair value option in 2009. There were no changes in fair value due to changes in credit risk:

Year ended December 31, 2009	Interest income/ expense	Net gain/ (loss) on instruments held at fair value	Total changes in fair value included in current period earnings
Advances	$-	$(1)	$(1)
Consolidated obligation bonds	(16)	3	(13)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for items where we selected the fair value option:

December 31, 2009	Unpaid Principal Balance	Fair value	Fair value over (under) principal balance
Advances	$4	$4	$-
Consolidated obligation bonds	4,745	4,749	4

December 31, 2008
Advances	200	201	1

None of the advances in the above table were 90 days or more past due or in non-accrual status.

For financial assets or liabilities recorded under the fair value option, we include the estimated impact of non-performance credit risk. No credit risk adjustment was required as of December 31, 2009.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

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

Derivative Liabilities – Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment for our aggregate exposure to our derivative counterparties when measuring the fair value of our derivatives liabilities because of master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We have bilateral collateral thresholds with our derivative counterparties that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative liabilities in the statements of condition as presented.

Consolidated Obligations – In August 2009, the FASB issued an amendment to existing fair value measurement guidance with respect to measuring liabilities. The amendment did not have an effect on our financial statements at the time of adoption. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations – Amendment to Existing Fair Value

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Measurement. Accordingly, we continue to use a valuation technique to measure the fair value of our consolidated obligations as discussed below.

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

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table presents assets and financial liabilities measured at fair value on a recurring basis:

As of December 31, 2009	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets -
Trading securities:
GSE debt non-MBS	$-	$812	$-	$-	$812
Other non-MBS debt	-	536	-	-	536
Other U.S. obligations residential MBS	-	4	-	-	4
GSE residential MBS	-	18	-	-	18

Total Trading Securities	-	1,370	-	-	1,370

AFS securities:
Other U.S. obligations non-MBS	-	762	-	-	762
GSE and Tennessee Valley Authority debt non-MBS	-	82	-	-	82
Other non-MBS debt	-	102	-	-	102
FFELP student loan ABS	-	9,322	-	-	9,322
Other U.S. obligations residential MBS	-	1,603	-	-	1,603
GSE residential MBS	-	8,066	-	-	8,066
Private-label residential MBS	-	-	82	-	82

Total AFS Securities	-	19,937	82	-	20,019

Advances	-	4	-	-	4

Derivative assets	-	744	23	(723)	44

Total assets at fair value	$-	$22,055	$105	$(723)	$21,437

Level 3 as a percent of total assets at fair value			0%

Liabilities -
Consolidated obligation bonds	$-	$(4,749)	$(71)	$-	$(4,820)
Derivative Liabilities	-	(1,353)	-	640	(713)

Total liabilities at fair value	$-	$(6,102)	$(71)	$640	$(5,533)

Level 3 as a percent of total liabilities at fair value			1%

As of December 31, 2008	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets:
Trading securities	$-	$866	$-	$-	$866
Advances	-	201	-	-	201
AFS securities	-	2,038	104	-	2,142
Derivative assets	1	220	45	(164)	102

Total assets at fair value	$1	$3,325	$149	$(164)	$3,311

Level 3 as a percent of total assets at fair value			5%

Liabilities:
Consolidated obligation bonds	$-	$-	$91	$-	$91
Derivative Liabilities	-	1,067	-	-	1,067

Total liabilities at fair value	$-	$1,067	$91	$-	$1,158

Level 3 as a percent of total liabilities at fair value			8%

[1]

Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The following table presents a reconciliation of certain financial assets and financial liabilities that are measured at fair value on the statements of condition using Level 3 inputs:

	Level 3 Assets/Liabilities
	AFS Private- label MBS CMO		Derivative Assets	Consolidated Obligation Bonds
December 31, 2008	$104		$45	$(91)
Gains (losses) realized and unrealized:
Changes in fair value [1]	-		(22)	20
Included in AOCI	(22)		-	-

December 31, 2009	$82		$23	$(71)

Total gain (loss) in earnings for change in realized gain(loss) for instruments held at period end	$-	[2]	$-	$-

[1]	Included in derivatives and hedging activities on the statements of income.
[2]

OTTI credit losses of $37 million were realized for AFS private-label MBS CMO securities. These OTTI credit losses were classified in Other-than-temporary impairment charges in the statement of income.

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

The following table presents these assets by level within the valuation hierarchy, for which a non-recurring fair value measurement has been recorded in the quarter ended December 31, 2009:

	Fair Value Measurements			Three Month Credit (Loss) in Earnings
As of December 31, 2009	Level 1	Level 2	Level 3
Impaired HTM securities -
Private-label residential MBS	$-	$-	$73	$(5	) [1,2]
Private-label home equity loan MBS	-	-	62	(2	) [1,2]
Impaired MPF Loans [3]	-	-	17	(1)
Real estate owned [3]	-	-	52	(1)

Total non-recurring assets	$-	$-	$204	$(9)

[1]

Private-label MBS that incurred credit losses but for which fair value increased in the quarter ended December 31, 2009 are not included since fair value recoveries may not be reflected in our financial statements.

[2]	The 12 month credit (loss) earnings impact for these securities was $10 million and $27 million for private-label residential MBS and private-label home equity loan MBS during 2009.
[3]

We estimate the fair value of Impaired MPF Loans and Real estate owned using a current broker price opinion when available. If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

The carrying values and estimated fair values of our financial instruments at December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,823	$2,823	$130	$130
Federal Funds sold and securities purchased under agreements to resell	2,715	2,715	1,580	1,580
Trading securities	1,370	1,370	866	866
Available-for-sale securities	20,019	20,019	2,142	2,142
Held-to-maturity securities	12,689	13,345	16,595	15,728
Advances	24,148	24,419	38,140	38,334
MPF Loans held in portfolio, net	23,838	24,599	32,087	32,553
Accrued interest receivable	247	247	367	367
Derivative assets	44	44	102	102

Total Financial Assets	$87,893	$89,581	$92,009	$91,802

Financial Liabilities
Deposits	$1,002	$1,002	$757	$757
Securities sold under agreements to repurchase	1,200	1,225	1,200	1,243
Consolidated obligations -
Discount notes	22,139	22,141	29,466	29,480
Bonds	58,225	60,663	55,305	58,267
Accrued interest payable	376	376	567	567
Mandatorily redeemable capital stock	466	466	401	401
Derivative liabilities	713	713	1,067	1,067
Subordinated notes	1,000	1,011	1,000	1,083

Total Financial Liabilities	$85,121	$87,597	$89,763	$92,865

Note 23- Commitments and Contingencies

Our commitments at the dates shown were as follows:

December 31,	2009	2008
Standby letters of credit	$1,114	$857
Unsettled consolidated obligation bonds	665	-
Standby bond purchase agreements	234	168
MPF Xtra mortgage purchase commitments [1]	70	347
Unconditional software license renewal fees	8	8
Advance commitments	-	1

Total	$2,091	$1,381

[1]	These are commitments outstanding to purchase MPF Xtra mortgage loans from our PFIs. We have a concurrent commitment to resell these loans to Fannie Mae.

Consolidated obligations are recorded on a settlement date basis. Once settled, we record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor.

Credit-Risk Related Guarantees

No liability has been recorded for the joint and several liability related to the other FHLBs’ share of the consolidated obligations. Specifically, we consider the joint and several liability as a related party guarantee meeting the scope exception that requires initial recognition and initial measurement of the liability of the guarantor’s obligations. Accordingly, we do not recognize an initial liability for our joint and several liabilities at fair value. Further, we have not recognized a liability and related expense for our joint and several liability related to other FHLBs’ consolidated obligations at December 31, 2009 and 2008 since both of the following conditions have not been met:

•	information available prior to issuance of the financial statements indicates that it is probable a liability had been incurred at the date of the financial statements and

•	the amount of loss can be reasonably estimated.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

We do not believe we need to accrue a liability for our joint and several liability as of December 31, 2009 based on the current status of the payment/performance risk related to our joint and several liability to other FHLBs. In particular, we do not believe information exists that indicates that it is probable a liability for our joint and several liability has been incurred as of December 31, 2009.

The par value of outstanding consolidated obligations for the FHLBs was $931 billion and $1.252 trillion at December 31, 2009 and 2008. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or directed by the FHFA. See Note 15 – Consolidated Obligations.

Standby letters of credit are executed for members for a fee and are fully collateralized. Based on management’s credit analysis and collateral requirements we do not deem it necessary to record any liability on these standby letters of credit.

We record fees for standby letters of credit as a deferred credit when we receive the fees and amortize them using the straight-line method over the term of the standby letter of credit. We believe that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Purchase Agreements

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, agree to purchase, at the request of the applicable authority, and hold the authority’s bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. They range in terms from 5 years to 10 years, with the longest to expire no later than 2014, though some are renewable at our option. Total commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $199 million and $139 million and for the Illinois Housing Development Authority were $35 million and $29 million at December 31, 2009 and 2008.

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

We enter into bilateral collateral agreements and execute derivatives with major banks and broker-dealers. As of December 31, 2009, we had pledged securities as collateral with a carrying value of $687 million to our derivative counterparties, which they can sell or repledge.

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on us. Lease agreements for services and equipment are of immaterial amounts.

We recorded net operating lease costs of $7 million for the year ending December 31, 2009. Net operating lease costs for 2008, and 2007 were each $4 million. In 2009, we incurred a one-time fee of $4 million in exchange for a reduction in space at our former 111 E. Wacker premises. Future minimum operating lease commitments at December 31, 2009, were as follows:

For the years ending December 31,	Operating Lease Commitments
2010	$1
2011	3
2012	5
2013	6
2014	5
Thereafter	36

Total operating lease commitments	$56

We also have several capitalized equipment leases of which the 2009 lease costs were less than one million dollars. Future minimum capital lease commitments at December 31, 2009 are $4 million through 2014.

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Federal Home Loan Bank of Chicago

Notes to the Financial Statements - (Continued)

(Dollars in millions except per share amounts unless otherwise specified)

Note 24 – Transactions with Related Parties and Other FHLBs

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

December 31,	2009	2008
Assets-
Advances	$746	$1,150
Interest receivable - advances	3	4

Liabilities-
Deposits	-	17
Capital Stock -	94	99

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

December 31,	2009	2008
Liabilities-
Deposits	$11	$9

Other FHLBs participating in the MPF Program must make deposits with us to support their transactions in the program. These deposits are reported on our statements of condition within interest-bearing deposits, with the respective changes being recorded as financing activities on our statements of cash flows.

The following table summarizes transactions we had with other FHLBs as reported in the statements of income:

For the years ended December 31,	2009	2008	2007
Other Income – MPF Program transaction service fees	$6	$5	$5
Gain/(loss) on extinguishment of debt transferred to other FHLBs	(5)	1	-

As the MPF Provider, we record transaction service fees for services provided to other FHLBs in the MPF Program and to Fannie Mae under the MPF Xtra product. Transaction service fees are recorded in other, net on our statements of income.

We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. See Note 15 Consolidated Obligations for more information.

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows:

December 31,	2009	2008	2007
Investing Activities -
Purchase of MPF Loan participations from other FHLBs	$-	$9	$90

Financing Activities -
Net change in deposits	2	-	(2)
Transfer of consolidated obligation bonds to other FHLBs	(110)	(789)	(85)

During 2009, we purchased $2.1 billion of existing MPF Loans from the FHLB Des Moines and concurrently sold them to Fannie Mae. These were in addition to our MPF Xtra Loan transactions. We received a nominal fee for this transaction to cover our expenses incurred.

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

Federal Home Loan Bank of Chicago
/s/ Matthew R. Feldman

By: Matthew R. Feldman
Title: President and Chief Executive Officer

Date: March 18, 2010

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director’s capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2009, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew R. Feldman Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2010

/s/ Roger D. Lundstrom Roger D. Lundstrom	Executive Vice President, Financial Information and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2010

*/s/ P. David Kuhl P. David Kuhl	Chairman of the Board of Directors	March 18, 2010

*/s/ Thomas L. Herlache Thomas L. Herlache	Vice Chairman of the Board of Directors	March 18, 2010

*/s/ Diane M. Aigotti Diane M. Aigotti	Director	March 18, 2010

*/s/ Edward P. Brady Edward P. Brady	Director	March 18, 2010

S-1

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Signature	Title	Date

*/s/ William R. Dodds William R. Dodds	Director	March 18, 2010

*/s/ Janice C. Eberly Janice C. Eberly	Director	March 18, 2010

*/s/ James D. Ericson James D. Ericson	Director	March 18, 2010

*/s/ Thomas M. Goldstein Thomas M. Goldstein	Director	March 18, 2010

*/s/ Roger L. Lehmann Roger L. Lehmann	Director	March 18, 2010

*/s/ E. David Locke E. David Locke	Director	March 18, 2010

*/s/ Kathleen E. Marinangel Kathleen E. Marinangel	Director	March 18, 2010

*/s/ Richard K. McCord Richard K. McCord	Director	March 18, 2010

*/s/ Leo J. Ries Leo J. Ries	Director	March 18, 2010

*/s/ Steven F. Rosenbaum Steven F. Rosenbaum	Director	March 18, 2010

*/s/ William W. Sennholz William W. Sennholz	Director	March 18, 2010

*/s/ Russell C. Weyers Russell C. Weyers	Director	March 18, 2010

S-2

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Signature	Title	Date

*/s/ Gregory A. White Gregory A. White	Director	March 18, 2010

* By: /s/ Peter E. Gutzmer Peter E. Gutzmer, Attorney-in-fact		March 18, 2010

S-3