Form 10-Q
period 2010-03-31
Federal Home Loan Bank of Chicago
filed 2010-05-13
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐     No  ☐

There were 28,179,897 shares of registrant’s capital stock outstanding as of April 30, 2010.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$1,308	$2,823
Federal Funds sold and securities purchased under agreements to resell	3,820	2,715

Investment securities -
Trading ($51 and $51 pledged)	1,363	1,370
Available-for-sale ($523 and $656 pledged)	23,459	20,019
Held-to-maturity [1] ($1,364 and $1,265 pledged)	11,677	12,689

Total investment securities	36,499	34,078

Advances ($4 and $4 carried at fair value option)	21,291	24,148
MPF Loans held in portfolio, net of allowance for loan losses ($20 and $14)	22,678	23,838
Accrued interest receivable	234	247
Derivative assets	5	44
Software and equipment, net	25	25
Other assets	209	156

Total assets	$86,069	$88,074

Liabilities and Capital
Liabilities
Deposits -
Interest bearing, incl. $9 and $11 from other FHLBs	$722	$854
Non-interest bearing	108	148

Total deposits	830	1,002

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes	17,739	22,139
Bonds ($5,939 and $4,749 carried at fair value option)	59,874	58,225

Total consolidated obligations, net	77,613	80,364

Accrued interest payable	515	376
Mandatorily redeemable capital stock	470	466
Derivative liabilities	697	713
Affordable Housing Program assessment payable	11	13
Investment securities traded but not yet settled	1,133	497
Other liabilities	57	65
Subordinated notes	1,000	1,000

Total liabilities	83,526	85,696

Commitments and contingencies (Note 15)

Capital
Capital stock - putable ($100 par value) issued and outstanding shares - 23 million shares for both periods presented	2,332	2,328
Retained earnings	709	708
Accumulated other comprehensive income (loss)	(498)	(658)

Total capital	2,543	2,378

Total liabilities and capital	$86,069	$88,074

[1]	Fair values of held-to-maturity securities: $12,402 and $13,345 at March 31, 2010 and December 31, 2009.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(Dollars in millions)

Three months ended March 31,	2010	2009
Interest income	$672	$788
Interest expense	530	644

Net interest income before provision for credit losses	142	144
Provision for credit losses	6	3

Net interest income	136	141

Non-interest gain (loss) on -
Other-than-temporary impairment charges, net [1]	(44)	(86)
Trading securities	(1)	(9)
Sale of available-for-sale securities	-	19
Derivatives and hedging activities	(63)	(72)
Instruments held under fair value option	(2)	(1)
Early extinguishment of debt ($0 and $(5) from debt transferred to other FHLBs)	-	(5)
Other, net	4	3

Total non-interest gain (loss)	(106)	(151)

Non-interest expense -
Compensation and benefits	14	14
Professional service fees	3	2
Amortization and depreciation of software and equipment	2	4
MPF Program Expense	2	3
Finance Agency/Finance Board and Office of Finance expenses	2	1
Other expense	5	5

Total non-interest expense	28	29

Income (loss) before assessments	2	(39)

Assessments -
Affordable Housing Program	-	-
Resolution Funding Corporation	1	-

Total assessments	1	-

Net income (loss)	$1	$(39)

[1] Components of the other-than-temporary impairment charges are as follows:

Total other-than-temporary impairment (loss)	$(29)	$(1,042)
Less: non-credit portion reclassified from (to) other comprehensive income	15	(956)

Credit portion recognized in earnings, net (loss)	$(44)	$(86)

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)

			Total Capital
	Capital Stock - Putable		Retained	Accumulated Other Comprehensive	Total	Comprehensive
	Shares[1]	Par Value	Earnings	Income (Loss)[3]	Capital	Income (Loss)
Balance, December 31, 2008	24	$2,386	$540	$(639)	$2,287

January 1, 2009, cumulative effect non-credit impairment adjustment [2]			233	(233)	-
Net income (loss)			(39)		(39)	$(39)
Accumulated other comprehensive income (loss) net change in -
Available-for-sale (AFS) securities				39		39
AFS securities OTTI non-credit				(35)		(35)
Held-to-maturity (HTM) securities previously transferred from AFS				19		19
HTM securities OTTI non-credit				(883)		(883)
Net change in cash flow hedging activities				95		95

Total change in accumulated other comprehensive income (loss)					(765)
Proceeds from issuance of capital stock	1	62			62
Reclassification of capital stock to mandatorily redeemable	(1)	(93)			(93)

Balance, March 31, 2009	24	$2,355	$734	$(1,637)	$1,452	$(804)

Balance, December 31, 2009	23	$2,328	$708	$(658)	$2,378
Net income (loss)			1		1	$1
Accumulated other comprehensive income (loss) net change in -
AFS securities				189		189
AFS securities OTTI non-credit				9		9
HTM securities previously transferred from AFS				9		9
HTM securities OTTI non-credit				58		58
Net change in cash flow hedging activities				(105)		(105)

Total change in accumulated other comprehensive income (loss)					160
Proceeds from issuance of capital stock	*	8			8
Reclassification of capital stock to mandatorily redeemable	*	(4)			(4)

Balance, March 31, 2010	23	$2,332	$709	$(498)	$2,543	$161

*	Less than 1 million shares
[1]	Capital Shares excludes outstanding shares reclassified to mandatorily redeemable capital stock of 5 million shares, and 4 million shares at March 31, 2010, and 2009.
[2]

On April 9, 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI. We adopted the FASB guidance effective January 1, 2009 and a cumulative effect on retained earnings was recorded. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations in our 2009 Form 10-K.

[3]	See Note 13 - Accumulated Other Comprehensive Income (Loss) for further detail.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)

(Dollars in millions)

	For the three months ended March 31,	2010	2009

Operating	Net cash provided by (used in) operating activities	$184	$123

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(1,105)	(1,430)
	Net change in advances	2,856	6,866
	MPF Loans -
	Principal collected	1,168	2,231
	Purchases	(8)	(4)
	Trading securities -
	Proceeds from maturities, sales and paydowns	1	2
	Purchases	-	(175)
	Held-to-maturity securities [1] -
	Short-term held-to-maturity securities, net	220	404
	Proceeds from maturities	826	651
	Purchases	-	(10)
	Available-for-sale securities -
	Proceeds from maturities and sales	269	437
	Purchases	(2,826)	(220)
	Proceeds from sale of foreclosed assets	12	13
	Capital expenditures for software and equipment	(2)	(2)

	Net cash provided by (used in) investing activities	1,411	8,763

Financing	Net change in deposits, incl. $(2) and $(2) from other FHLBs	(172)	594
	Net proceeds from issuance of consolidated obligations -
	Discount notes	298,123	177,653
	Bonds	9,722	160
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(302,509)	(175,915)
	Bonds, incl. $0 and $(110) transferred to other FHLBs	(8,252)	(10,322)
	Net proceeds (payments) on derivative contracts with financing element	(30)	(43)
	Proceeds from issuance of capital stock	8	62
	Redemptions of mandatorily redeemable capital stock	-	(85)

	Net cash provided by (used in) financing activities	(3,110)	(7,896)

	Net increase (decrease) in cash and due from banks	(1,515)	990
	Cash and due from banks at beginning of year	2,823	130

	Cash and due from banks at end of year	$1,308	$1,120

Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	4	93
	Transfer of MPF Loans to real estate owned	32	22

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

These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K (2009 Form 10-K) filed with the SEC.

Consolidation – On June 12, 2009, the FASB issued new accounting guidance pertaining to consolidating variable interest entities. This new accounting guidance became effective for us January 1, 2010. Under the new guidance, the primary beneficiary of a variable interest entity is the enterprise that has both of the following characteristics:

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

We apply consolidation accounting principles to our investments in variable interest entities. Under consolidation accounting principles, the variable interest holder that is considered the primary beneficiary is responsible for consolidating the variable interest entity. Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities (MBS), Federal Family Education Loan Program (FFELP) asset backed securities, and MPF Shared Funding certificates. We have evaluated our investments in variable interest entities that we held as of January 1, 2010 and as of March 31, 2010 under the consolidation accounting guidance. Based on these evaluations, we have determined that consolidation accounting is not required since we are not the primary beneficiary for the reasons outlined below.

•

We do not have the power to significantly impact the economic performance of any of our investments in variable interest entities. This is because we do not act as a decision maker, such as servicer or transferor, and we do not have the unilateral ability to replace any decision-maker, except in the event of default under the servicing documents for the MPF Shared Funding Program. Further, we are not actively involved with these variable interest entities, including how they are financed.

•

We do not have the obligation to absorb losses or the right to receive benefits that potentially could be significant from any of our investments in variable interest entities. This is because our risk/reward profile is based on holding the senior interest in these investments.

•

We did not design (with the exception of MPF Shared Funding Program), sponsor, transfer assets, act as servicer, or hold the residual interest in any of our investments in variable interest entities. Our role in designing the MPF Shared Funding structure did not give us the power to significantly impact its economic performance.

•

We have not provided financial or other support (explicitly or implicitly) during the periods presented in our financial statements to these variable interest entities that we were not previously contractually required to provide nor do we intend to provide such support in the future.

The carrying amounts and classification of the assets that relate to these variable interest entities are shown in investment securities in our statements of condition. We have no liabilities related to these variable interest entities. Our maximum loss exposure for our variable interest entities is limited to the carrying value. The guidance requires us to reassess whether consolidation is appropriate on a quarterly basis.

Prior to January 1, 2010, an enterprise was considered the primary beneficiary if that enterprise had a variable interest (or combination of variable interests) that would absorb a majority of the variable interest entity’s expected losses, receive a majority of its expected residual returns, or both. In regards to reporting periods prior to January 1, 2010, we did not consolidate any investments in variable interest entities because we were not the primary beneficiary. We only held senior interests, had not transferred any financial assets to the related variable interest entity, did not sponsor the entity, did not act as servicer, and did not provide any liquidity or credit support to our investments. Our maximum loss exposure for our investments was limited to the carrying value.

Cash Flows – For purposes of the statements of cash flows, we consider cash and due from banks as cash and cash equivalents.

Significant Accounting Policies – The following table identifies our significant accounting policies and the note number where a detailed description of each policy can be found in our 2009 Form 10-K.

Federal Funds Sold and Securities Purchased Under Agreements to Resell	Note 6
Investment Securities and Other-Than-Temporary Impairment	Note 7
Advances	Note 8
MPF Loans	Note 9
Allowance for Loan Losses	Note 10
Software and Equipment	Note 11
Derivatives and Hedging Activities	Note 12
Consolidated Obligations	Note 15
Subordinated Notes	Note 16
Assessments	Note 17
Capital Stock and Mandatorily Redeemable Capital Stock	Note 19
Accumulated Other Comprehensive Income (Loss)	Note 20
Employee Retirement Plans	Note 21
Estimated Fair Values	Note 22
Commitments and Contingencies	Note 23
Transactions with Related Parties and Other FHLBs	Note 24

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Adopted in 2010:

Transfers of Financial Assets

On June 12, 2009, the FASB issued new accounting guidance on the accounting for transfers of financial assets. The guidance eliminates the scope exception for qualifying special purpose entities with respect to applying consolidation accounting guidance and provides clarifying guidance for purposes of determining whether or not a transfer of a financial asset is accounted for as a sale or a secured borrowing. This guidance is applicable only to our transfers of financial assets occurring on or after January 1, 2010. As a result, it has no effect on sales of MPF Loans or participations that occurred prior to January 1, 2010. We have determined that the guidance did not have an effect on our operating activities and financial statements as of January 1, 2010. Our determination of whether variable interest entities previously considered qualifying SPEs should be consolidated under the new accounting guidance for variable interest entities is discussed in Note 2 – Summary of Significant Accounting Policies.

Improving Disclosures about Fair Value Measurements

On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The new guidance became effective for interim and annual reporting periods beginning January 1, 2010 for us with the exception of the requirement to disclose purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on a gross basis, which becomes effective January 1, 2011. We did not amend previous reporting periods presented to show comparative disclosures as permitted under the new guidance.

Issued but effective after March 31, 2010:

Embedded Credit Derivative Features

In March of 2010, the FASB issued amendments clarifying the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another to reflect that such an instrument is not subject to potential bifurcation and separate accounting as a derivative. The amendments are effective for us July 1, 2010. Upon adoption, entities are permitted to irrevocably elect the fair value option for any investment in a beneficial interest in a securitized financial asset. Any impairment would be recognized prior to applying the fair value option election. We are currently assessing the potential effect on our financial statements and operating activities.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

Three months ended March 31,	2010	2009
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$2	$3

Investment securities -
Trading	6	10
Available-for-sale	145	24
Held-to-maturity	158	194

Total investment securities	309	228

Advances	98	192

MPF Loans held in portfolio	268	371
Less: Credit enhancement fees paid	(5)	(6)

MPF Loans held in portfolio, net	263	365

Total interest income	672	788

Interest Expense -
Securities sold under agreements to repurchase	4	10

Consolidated obligations [1] -
Discount notes	94	81
Bonds	418	539

Total consolidated obligations	512	620

Subordinated notes	14	14

Total interest expense	530	644

Net Interest Income before provision for credit losses	142	144
Provision for credit losses	6	3

Net interest income	$136	$141

[1]

We reclassified $38 million from consolidated obligation bond interest expense to discount note interest expense to properly reflect the interest expense incurred relative to certain cash flow hedges during the three months ended March 31, 2009.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

Trading Securities

The following table presents the fair value of trading securities, including MBS. Our GSE securities are issued or guaranteed by Fannie Mae or Freddie Mac.

Fair values as of:	March 31, 2010	December 31, 2009

GSE	$808	$812
Temporary liquidity guarantee program (FDIC-TLGP)	534	536

MBS:
GSE	17	18
Government-guaranteed	4	4

Total MBS	21	22

Total trading securities	$1,363	$1,370

Gains and Losses on Trading Securities

The net gains (losses) on trading securities for the periods indicated were as follows.

Three months ended March 31,	2010	2009

Net realized gain (loss)	$-	$-
Net unrealized gain (loss)	(1)	(9)

Net gain (loss) on trading securities	$(1)	$(9)

Gains and Losses on AFS Securities

In the three months ending March 31, 2010 we had no sales of AFS securities. In the three months ended March 31, 2009, we recognized $19 million in realized gains on proceeds of $372 million.

Three months ended March 31,	2010	2009

Realized gain	$-	$19
Realized loss	-	-

Net realized gain (loss) from sale of AFS securities	$-	$19

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value – Available-for-Sale Securities (AFS)

The following tables present the amortized cost and fair value of our AFS securities. Tennessee Valley Authority (TVA) securities are not obligations of the U.S. government, and do not carry a government guarantee.

	Available-for-Sale
As of March 31, 2010	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value

Temporary liquidity guarantee program (FDIC-TLGP)	$100	$-		$1		$-	$101
TVA	25	-		-		*	25
Small Business Administration	820	-		17		-	837
FFELP student loan ABS	8,696	-		588		*	9,284

MBS:
GSE residential	10,629	-		150	[1]	(43)	10,736
Government-guaranteed residential	2,311	-		85		(3)	2,393
Private-label residential	129	(63	) [2]	17	[2]	*	83

Total MBS	13,069	(63)		252		(46)	13,212

Total	$22,710	$(63)		$858		$(46)	$23,459

*	Less than $1 million
[1]	Net unrealized gains of $26 million were recognized into derivatives and hedging activities related to fair value hedges of these securities.
[2]

The following table presents a reconciliation of the AFS OTTI loss recognized through Accumulated Other Comprehensive Income (Loss) (AOCI) to the total net non-credit portion of OTTI losses on AFS securities in AOCI.

As of March 31, 2010	Balance December 31, 2009	Period Change	Balance March 31, 2010

Total non-credit OTTI loss recognized in AOCI	$(67)	$4	$(63)
Subsequent unrealized changes in fair value	12	5	17

OTTI-related component of AOCI	$(55)	$9	$(46)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

	Available-for-Sale
As of December 31, 2009	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value

GSE	$57	$-	*		$-	$57
Temporary liquidity guarantee program (FDIC-TLGP)	101	-	1		-	102
TVA	25	-	*		-	25
Small Business Administration	752	-	10		*	762
FFELP student loan ABS	8,789	-	534		(1)	9,322

MBS:
GSE residential	8,070	-	82	[1]	(86)	8,066
Government-guaranteed residential	1,563	-	44		(4)	1,603
Private-label residential	138	(67)	12		(1)	82

Total MBS	9,771	(67)	138		(91)	9,751

Total	$19,495	$(67)	$683		$(92)	$20,019

*	Less than $1 million
[1]	Net unrealized loss of $1 million was recognized into derivatives and hedging activities related to fair value hedges of these securities.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value – Held-to-Maturity Securities

The following tables present the amortized cost and fair value of our HTM securities.

	Held-to-Maturity
As of March 31, 2010	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

GSE	$407	$-	$407	$22	$-	$429
State or local housing agency obligations	39	-	39	*	*	39
Small Business Administration	110	-	110	2	(2)	110

MBS:
GSE residential	8,512	-	8,512	484	(1)	8,995
Government-guaranteed residential	329	-	329	8	-	337
MPF Shared Funding	221	-	221	1	(2)	220
Private-label residential	2,869	(865)	2,004	258	(47)	2,215
Private-label commercial	55	-	55	2	*	57

Total MBS	11,986	(865)	11,121	753	(50)	11,824

Total	$12,542	$(865)	$11,677	$777	$(52)	$12,402

*	Less than $1 million

	Held-to-Maturity
As of December 31, 2009	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

GSE	$408	$-	$408	$21	$-	$429
State or local housing agency obligations	41	-	41	*	*	41
Small Business Administration	332	-	332	3	(1)	334

MBS:
GSE residential	9,215	-	9,215	474	(3)	9,686
Government-guaranteed residential	330	-	330	4	-	334
MPF Shared Funding	232	-	232	*	(4)	228
Private-label residential	2,998	(923)	2,075	243	(82)	2,236
Private-label commercial	56	-	56	1	*	57

Total MBS	12,831	(923)	11,908	722	(89)	12,541

Total	$13,612	$(923)	$12,689	$746	$(90)	$13,345

*	Less than $1 million

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolios for periods less than 12 months and for 12 months or more.

	Less than 12 Months				12 Months or More
As of March 31, 2010	Fair Value		Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value		Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)

Available-for-Sale Securities
TVA	$25	$	*	$-	$-		$-	$-
FFELP student loan ABS	23		*	-	-		-	-

MBS:
GSE residential	4,126		(43)	-	-		-	-
Government-guaranteed residential	454		(3)	-	-		-	-
Private-label residential	-		-	-	83		*	(46)

Total MBS	4,580		(46)	-	83		*	(46)

Total available-for-sale	$4,628		$(46)	$-	$83	$	*	$(46)

Held-to-Maturity Securities
State or local housing agency obligations	$-		$-	$-	$1		*	$-
Small Business Administration	59		(2)	-	*		*	-

MBS:
GSE residential	69		(1)	-	-		-	-
MPF Shared Funding	183		*	-	7		(2)	-
Private-label residential	*		*	-	2,186		(47)	(865)
Private-label commercial	-		-	-	10		*	-

Total MBS	252		(1)	-	2,203		(49)	(865)

Total held-to-maturity	$311		$(3)	$-	$2,204		$(49)	$(865)

*	Less than $1 million

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

	Less than 12 Months				12 Months or More
As of December 31, 2009	Fair Value		Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value		Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)

Available-for-Sale Securities
Small Business Administration	$114	$	*	$-	$-		$-	$-
FFELP student loan ABS	1,702		(1)	-	-		-	-

MBS:
GSE residential	4,990		(86)	-	-		-	-
Government-guaranteed residential	288		(4)	-	-		-	-
Private-label residential	-		-	-	82		(1)	(55)

Total MBS	5,278		(90)	-	82		(1)	(55)

Total available-for-sale	$7,094		$(91)	$-	$82		$(1)	$(55)

Held-to-Maturity Securities
State or local housing agency obligations	$-		$-	$-	$1	$	*	$-
Small Business Administration	58		(1)	-	1		*	-

MBS:
GSE residential	70		(3)	-	2		*	-
MPF Shared Funding	190		(2)	-	7		(2)	-
Private-label residential	*		*	-	2,203		(82)	(923)
Private-label commercial	-		-	-	10		*	-

Total MBS	260		(5)	-	2,222		(84)	(923)

Total held-to-maturity	$318		$(6)	$-	$2,224		$(84)	$(923)

*	Less than $1 million

Maturity Terms

The following table presents the amortized cost and fair value of AFS and HTM securities by contractual maturity for non-MBS. We have excluded ABS and MBS from this table because the expected maturities of these securities may differ from contractual maturities as borrowers of the underlying loans have the right to prepay.

	Available-for-Sale		Held-to-Maturity
March 31, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Non-MBS by Year of Maturity -
Due in one year or less	$-	$-	$41	$41
Due after one year through five years	100	101	420	441
Due after five years through ten years	365	370	58	59
Due after ten years	480	492	37	37

Total non-MBS	$945	$963	$556	$578

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Losses Realized

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

For further details regarding our accounting and methodology for determining other-than-temporary impairment on our investment securities, see Note 7 on page F-13 in our 2009 Form 10-K.

Significant Inputs Used to Calculate OTTI

Our first quarter 2010 housing price forecast assumed core based statistical area (CBSA) level current-to-trough home price declines ranging from 0 percent to 12 percent over the 6 to 12 month period beginning January 1, 2010. Thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year.

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined during the first three months of 2010. The classification (prime, Alt-A, and subprime) is based on the model used to run the estimated cash flows for each security, which may not necessarily be the same classification at the time of origination.

	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
As of March 31, 2010	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %

2006 Alt-A	11.4%	6.3%-14.5%	50.6%	40.4%-80.0%	46.7%	37.3%-58.7%	8.9%	3.8%-16.5%

2006	5.9%	4.5%-6.9%	79.5%	73.4%-87.1%	70.1%	67.2%-73.3%	25.4%	-1.2%-37.0%
2005	5.3%	5.3%-5.4%	81.6%	78.5%-82.7%	68.2%	65.3%-69.2%	28.5%	17.3%-32.6%
2003	13.3%	12.2%-14.1%	49.6%	45.6%-54.8%	99.9%	97.6%-103.0%	100.0%	100.0%-100.0%
Total Subprime	5.9%	4.5%-14.1%	79.5%	45.6%-87.1%	70.1%	65.3%-103.0%	25.7%	-1.2-100.0%

Total RMBS	9.8%	4.5%-14.5%	59.1%	40.4%-87.1%	53.6%	37.3%-103.0%	13.8%	-1.2-100.0%

In the table above, a negative current credit enhancement exists when the remaining principal balance on the supporting collateral is less than the remaining principal balance of the security.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

We have recognized OTTI as shown in the following table:

	Total OTTI	OTTI Related to Non-credit Losses[1]	OTTI Related to Credit Losses
For the three months ended March 31, 2010
AFS securities	$-	$4	$(4)
HTM securities	(29)	11	(40)

Total OTTI impairment	$(29)	$15	$(44)

For the three months ended March 31, 2009
AFS securities	$(52)	$(41)	$(11)
HTM securities	(990)	(915)	(75)

Total OTTI impairment	$(1,042)	$(956)	$(86)

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

The following table shows the outstanding balances on securities that were other-than-temporarily impaired in the current quarter:

Balance as of March 31, 2010	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value

AFS securities	$169	$127	$81	$81
HTM securities [1]	1,791	1,470	985	1,140

Total impaired securities	$1,960	$1,597	$1,066	$1,221

[1]	Only HTM securities that were impaired in the latest three months are included in these amounts.

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

The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. During the three months ending March 31, 2010 and 2009, we recorded accretion of $47 million and $11 million.

The following tables show the change in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the three months ended March 31, 2010 and 2009:

	AFS	HTM	Total
Amount January 1, 2010	$ 40	$ 450	$ 490

Additions:
Additional credit losses on securities for which an OTTI charge was previously recognized	4	40	44

Reductions:
None	-	-	-

Amount March 31, 2010	$44	$490	$534

	AFS	HTM	Total
Balance as of January 1, 2009	$ 3	$ 50	$ 53

Additions:
Credit losses for which OTTI was not previously recognized	5	54	59

Additional OTTI credit losses for which an OTTI charge was previously recognized	6	21	27

Reductions:
None	-	-	-

Balance March 31, 2009	$14	$125	$139

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

At March 31, 2010, we had advances outstanding to members at interest rates ranging from 0.13% to 8.29%.

The following table presents our advances by redemption terms:

March 31, 2010	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$5,091	2.83%	$5,416	$9,436
One to two years	3,470	2.85%	3,205	3,840
Two to three years	2,370	3.58%	2,410	2,184
Three to four years	2,222	1.99%	2,222	2,048
Four to five years	704	3.68%	704	692
More than five years	7,165	2.79%	7,065	2,822

Total par value	21,022	2.84%	$21,022	$21,022

Hedging adjustments	269

Total advances	$21,291

We have outstanding advances to members that may be prepaid at par on call dates without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by the advance borrower paying a make-whole fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance. We recognized prepayment fees of $8 million and $3 million for the three months ended March 31, 2010 and 2009 as a component of interest income on advances. At March 31, 2010, we had callable advances outstanding totaling $412 million as compared to $1.6 billion at December 31, 2009.

We also offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we would typically exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At March 31, 2010 and December 31, 2009, we had putable advances outstanding totaling $6.4 billion and $6.6 billion.

The following table presents our advances by interest-rate payment terms:

	March 31, 2010	December 31, 2009
Fixed-rate	$16,288	$17,132
Variable-rate	4,734	6,745

Total par value of advances	21,022	23,877
Hedging adjustments	269	271

Total advances	$21,291	$24,148

As of March 31, 2010, Harris National Association and Bank of America, National Association each had advances that were 11% of our total par value of advances outstanding. At December 31, 2009, no advance borrower had greater than 10% of total advances outstanding.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans

MPF Loans refer to conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program. Under the MPF Xtra product, we purchase MPF Loans from PFIs and concurrently sell them to Fannie Mae as a third-party investor.

MPF Loans Held in Portfolio

We share the risk of credit losses with our PFIs on conventional MPF Loan products, other than the MPF Xtra product. Credit enhancement fees (CE Fees) compensate PFIs for assuming credit risk and may or may not be performance based depending on the MPF product. CE Fees are recorded as an offset to mortgage loan interest income when paid by us. We incurred CE Fees of $5 million and $6 million for the three months ended March 31, 2010 and 2009.

The following table presents information on MPF Loans held in our portfolio. Government is comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS).

	March 31, 2010	December 31, 2009
MPF Loans - single-family
Medium term (15 years or less):
Conventional	$6,774	$7,226
Government	179	188

Total medium term	6,953	7,414

Long term (over 15 years):
Conventional	12,298	12,888
Government	3,123	3,243

Total long term	15,421	16,131

Total par value	22,374	23,545
Agent fees, premium (discount) and other adjustments	78	84
Hedging adjustments	242	220
Receivable from future performance credit enhancement fees	4	3
Allowance for loan losses	(20)	(14)

Total MPF Loans held in portfolio, net	$22,678	$23,838

Non-Performing Loans

We had $106 million and $36 million of MPF Loans on non-accrual status at March 31, 2010 and December 31, 2009. We had $465 million and $494 million of MPF Loans 90 or more days delinquent and still accruing interest at March 31, 2010 and December 31, 2009. We do not place MPF Loans over 90 days delinquent on non-accrual status when losses are not expected to be incurred, as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections.

MPF Loans are categorized as impaired loans if they are on non-accrual status, considered collateral-dependent, and the fair value of the collateral is insufficient to recover the unpaid balance on the loan. We had impaired MPF Loans of $74 million and $25 million at March 31, 2010 and December 31, 2009; an allowance of $14 million and $5 million were allocated to these loans. The average balance for impaired MPF Loans was $61 million and $13 million for the three months ended March 31, 2010 and 2009. We recognized $1 million interest income on impaired MPF Loans for the first quarter 2010 and less than $1 million for the first quarter 2009.

Real estate owned (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures of MPF Loans. REO is initially recorded at the lower of cost or fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. Any subsequent realized gains and realized or unrealized losses are included in other non-interest expense in the statements of income. REO is recorded in other assets in the statements of condition. If the fair value of the REO is less than the recorded investment in the MPF Loan at the date of transfer, we recognize a reduction to the allowance for loan losses. We had $55 million and $47 million in MPF Loans classified as real estate owned in other assets at March 31, 2010 and December 31, 2009.

MPF Xtra® Product

For the quarter ended March 31, 2010, we collected $1 million in fees in connection with the purchase and concurrent sale of $305 million of MPF Xtra Loans. Of the fees collected we recognized fee revenue of less than $1 million, the remainder being deferred and recognized over the contractual life of the loans.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Loan Losses

Our allowance for MPF Loan losses represents management’s estimate of probable losses inherent in our MPF Loan portfolio. MPF Loans sold to Fannie Mae under the MPF Xtra product are not held in our portfolio and therefore are not included in our allowance for loan losses.

The following table presents the changes in the allowance for loan losses on MPF Loans for the periods indicated:

Three months ended March 31,	2010	2009

Balance, beginning of period	$14	$5
Chargeoffs	*	*
Recoveries	-	-
Provision for credit losses	6	3

Balance, end of period	$20	$8

*	Less than $1 million

We have not recorded any allowance for loan losses on our advances. At March 31, 2010 and December 31, 2009, we had rights to collateral with an estimated value greater than the outstanding advances.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

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

•

Basis risk – We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different benchmark yield curves. This includes (1) differences between the swap curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities’ spreads to the swap curve as a result of changes in supply, demand, and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the swap curve.

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

We enter into offsetting delivery commitments under the MPF Xtra product, where we agree to buy loans from PFIs and simultaneously re-sell them to Fannie Mae. Accordingly, we are not exposed to market risk with respect to these delivery commitments.

Members may enter into interest rate derivatives directly with us. In these situations, we enter into offsetting interest rate derivatives with non-member counterparties in cases where we are not using the interest rate derivative for our own hedging purposes. This provides smaller members access to the derivatives market.

Hedge Objectives and Strategies

The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our net interest margin, and average maturity of our interest-earning assets and funding sources.

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

Available-for-Sale Securities – We use interest rate swaps to hedge certain AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

interest rate of LIBOR by effectively converting fixed-rate securities into floating rate assets to reduce our exposure to rising interest rates. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness under the long-haul method. AFS securities are measured at fair value with changes in fair value reported in AOCI; however, in the case of a fair value hedge, the adjustment of its carrying amount for changes in the benchmark interest rate is recognized in earnings rather than in AOCI in order to offset the gain or loss on the hedging instrument. The gain or loss (that is, the change in fair value) on the AFS securities attributable to changes in the benchmark interest rate is the amount that is recognized currently in derivatives and hedging activities in our statements of income. Any gain or loss on these securities that is not attributable to changes in the benchmark interest rate is recognized into AOCI.

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

MPF Loans – Interest rate swaps, swaptions, and futures contracts may be used to hedge the duration and convexity of the MPF Loan portfolio and prepayment risk on MPF Loans. We may also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. Our potential loss due to credit risk as of the balance sheet date is based on the fair value of our derivative assets. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. At March 31, 2010 and December 31, 2009, our maximum credit risk as defined above was $113 million and $124 million.

We transact most of our derivatives with major financial institutions and major broker-dealers, of which some, or their affiliates, buy, sell, and distribute consolidated obligations.

We held collateral consisting of securities and cash with a fair value of $108 million and $125 million as of March 31, 2010 and December 31, 2009. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and may be held by the member for our benefit.

Financial Statement Impact and Additional Financial Information

Our net payments on derivative financing activities during the three months ended March 31, 2010 were $30 million. We perform an evaluation to determine whether an upfront fee received represents a financing activity. If an upfront fee received represents more than an insignificant amount, then the initial and subsequent cash flows associated with the derivative are reported on a net basis as a financing activity in our statements of cash flows. We have interpreted the term “insignificant” as denoting an amount that is less than 10% of the present value of an at-the-market derivative’s fully prepaid amount.

The effect of fair value hedges on extinguishment gains or losses of our debt is excluded from the amount we report as financing activities related to payments for maturing and retiring consolidated obligation bonds in our statements of cash flows.

Our derivative instruments contain provisions that may require us to post additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010 is $606 million for which we have posted collateral of $639 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010, we would have been required to post up to an additional $61 million of collateral to our counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following two tables present our outstanding notional balances and estimated fair values of derivatives outstanding. The notional amount of derivatives outstanding where we acted as an intermediary for the benefit of our members were $100 million and zero at March 31, 2010 and December 31, 2009.

	As of March 31, 2010			As of December 31, 2009
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives in hedge accounting relationships -
Interest rate swaps	$52,193	$174	$1,239	$48,410	$130	$1,230
Interest rate swaptions	2,175	42	-	2,855	67	-
Interest rate caps or floors [2]	1,500	127	-	2,175	178	-

Total	55,868	343	1,239	53,440	375	1,230

Derivatives not in hedge accounting relationships -
Interest rate swaps	12,582	168	96	15,762	174	123
Interest rate swaptions	8,475	135	*	10,802	158	-
Interest rate caps or floors [2]	875	105	-	500	60	-
Interest rate futures/TBA	3,000	*	-	405	*	-
Mortgage delivery commitments	160	1	1	140	*	*

Total	25,092	409	97	27,609	392	123

Total before adjustments	$80,960	752	1,336	$81,049	767	1,353

Netting adjustments		(639)	639		(640)	640

Cash collateral and related accrued interest		(108)	-		(83)	-

Total adjustments [1]		(747)	639		(723)	640

Total derivative assets and liabilities		$5	$697		$44	$713

*	Less than $1 million

[1]

Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

[2]

We reclassified $1.675 billion notional amount and $118 million of derivative assets from derivatives not in hedge accounting relationships to derivatives in hedge accounting relationships to properly classify interest rate floors being used in hedge accounting relationships.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the components of derivatives and hedging activities as presented in the statements of income.

Three months ended March 31,	2010	2009

Fair value hedging relationships:
Interest rate swaps	$8	$7
Other	4	(13)

Net gain (loss) fair value hedge ineffectiveness	12	(6)

Net gain (loss) cash flow hedge ineffectiveness	1	2

Economic hedges not designated as hedging instruments under hedge accounting:
Interest rate swaps	109	249
Interest rate swaptions	(188)	(311)
Interest rate futures/TBA	(1)	1
Net interest settlements	4	(7)
Mortgage delivery commitments	-	-

Net gains (losses) economic hedges	(76)	(68)

Net gains (losses) on derivatives and hedging activities	$(63)	$(72)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income.

Three months ended March 31, 2010	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income [1]
Hedged item type -
Available-for-sale investments	$(27)	$27	$-	$(19)
Advances	-	4	4	(78)
MPF Loans held for portfolio	(19)	23	4	(25)
Consolidated obligations bonds	168	(164)	4	99

Total	$122	$(110)	$12	$(23)

Three months ended March 31, 2009	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income [1]
Hedged item type -
Advances	$78	$(79)	$(1)	$(77)
MPF Loans held for portfolio	1	(16)	(15)	(18)
Consolidated obligations bonds	(180)	190	10	50

Total	$(101)	$95	$(6)	$(45)

[1]	The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

		Effective Portion		Ineffective Portion
Gain (loss) for the three months ended March 31, 2010	Recognized in AOCI	Reclassified from AOCI into Earnings	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities

Advances - interest rate floors	$(3)	$-	Interest income	$-
Discount notes - interest rate caps	-	(4)	Interest expense	-
Discount notes - interest rate swaps	(108)	(1)	Interest expense	1
Consolidated obligation bonds - interest rate swaps	-	(2)	Interest expense	-

Total	$(111)	$(7)		$1

		Effective Portion		Ineffective Portion
Gain (loss) for the three months ended March 31, 2009	Recognized in AOCI	Reclassified from AOCI into Earnings	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities

Advances - interest rate floors	$(34)	$(3)	Interest income	$-
Discount notes - interest rate caps	-	(5)	Interest expense	-
Discount notes - interest rate swaps	120	(1)	Interest expense	2
Consolidated obligation bonds - interest rate swaps	-	(2)	Interest expense	-

Total	$86	$(11)		$2

Over the next 12-month period, we expect that $1 million of deferred cash flow hedging charges recorded in AOCI as of March 31, 2010, will be recognized as a reduction to net interest income. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 10 years.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

The following table presents interest rate payment terms at the time of issuance for the types of consolidated obligation bonds for which we are the primary obligor.

	March 31, 2010	December 31, 2009
Consolidated obligation bonds:
Fixed-rate non-callable	$34,263	$37,023
Fixed-rate callable	18,130	16,025
Step-up callable	7,724	5,594
Floating-rate non-callable	50	50
Inverse floating-rate non-callable	50	50

Total par value	60,217	58,742
Bond premium (discount), net	1	3
Hedging adjustments	(353)	(524)
Fair value option adjustments	9	4

Total consolidated obligation bonds	$59,874	$58,225

The following table summarizes consolidated obligation bonds for which we are the primary obligor by redemption terms:

March 31, 2010	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$10,312	3.40%	$32,139
One to two years	12,311	2.25%	7,511
Two to three years	14,873	2.61%	6,260
Three to four years	7,199	3.40%	4,414
Four to five years	5,829	3.98%	3,537
More than five years	9,693	4.84%	6,356

Total par value	60,217	3.26%	$60,217

Bond premium (discount), net	1
Hedging adjustments	(353)
Fair value option adjustments	9

Total	$59,874

Discount Notes – The following table summarizes our consolidated obligation discount notes outstanding. Discount notes can have terms ranging from one day to one year in length.

	March 31, 2010	December 31, 2009
Par value outstanding	$17,742	$22,144
Carrying value outstanding	$17,739	$22,139

Weighted average rate at period-end	0.13%	0.19%

Daily average outstanding for the year-to-date period	$21,492	$35,610

Weighted average contractual rate for the year-to-date period	0.13%	0.33%

Highest outstanding at any month-end during the year-to-date period	$24,469	$43,018

Note 11 – Subordinated Notes

Subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, including deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs (for which we are jointly and severally liable). For further description of our subordinated notes see Note 16 on page F-35 in our 2009 Form 10-K.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. No members had concentrations greater than or equal to 10% of total regulatory capital stock at March 31, 2010 or December 31, 2009.

Minimum Capital Requirements

The regulatory capital ratio required by FHFA regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0%. The C&D Order we entered into with the Finance Board on October 10, 2007, includes an additional minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. These ratios apply to us when our non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts with members, certain MBS, and other investments specified by FHFA regulation) after deducting the amount of deposits and capital, are not greater than 11% of total assets. If the non-mortgage asset ratio is greater than 11%, FHFA regulations require a regulatory capital ratio of 4.76%. See Minimum Capital Requirements in Note 19 on page F-39 in our 2009 Form 10-K for further description of our minimum capital requirements. Our non-mortgage asset ratio on an average monthly basis was above 11% at March 31, 2010 and December 31, 2009, thus we were subject to the 4.76% ratio.

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Non- Mortgage Asset Ratio	Regulatory Capital plus Designated Amount of Subordinated Notes
		Requirement in effect		Actual
		Ratio	Amount	Ratio	Amount
March 31, 2010	16.66%	4.76%	$4,097	5.24%	$4,511
December 31, 2009	16.68%	4.76%	4,192	5.11%	4,502

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At March 31, 2010 and December 31, 2009, we had an aggregate amount of $3.802 billion and $3.794 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

Mandatorily Redeemable Capital Stock

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS), a liability on our statements of condition, when a member requests withdrawal from membership or its membership is otherwise terminated, such as when it is acquired by an entity outside of our district. In addition, we reclassify equity to MRCS when a member requests to redeem excess capital stock above their capital stock “floor” in connection with repayment of advances, as permitted under the C&D Order and further described in Note 18 – Regulatory Actions in our 2009 Form 10-K on page F-37. For regulatory purposes, MRCS is considered a part of regulatory capital.

The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

	March 31, 2010
	Member Count	Dollar Amount

MRCS at beginning of period	37	$466

Capital Stock reclassified from equity:
Membership withdrawals	2	*
Other [1]	2	4

Capital Stock reclassified back to equity:
Withdrawal rescissions	-	-

Net redemption of MRCS:
Excess Capital Stock per C&D Order	(1)	*

MRCS at end of period	40	$470

*	Less than $1 million
[1]	During the first quarter of 2010, other included one member that was placed into receivership with the FDIC, which resulted in the transfer of $3 million of capital stock to MRCS.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI for the periods indicated:

	AFS	AFS OTTI Non-Credit	HTM [1]	HTM OTTI Non-Credit	Cash Flow Hedges	Retirement Plans	Total
Balance December 31, 2008	$12	$-	$(76)	$-	$(576)	$1	$(639)
January 1, 2009, cumulative effect non-credit impairment adjustment [2]	-	(56)	-	(177)	-	-	(233)

Net unrealized gain (loss) non-credit	-	(41)	-	(915)	-	-	(956)
Net unrealized gain (loss) recognized in AOCI	58	-	-	-	86	-	144
Reclassification adjustments from AOCI:
Net interest (income) expense	-	-	4	-	11	-	15
Net impairment (gains) losses	-	6	15	21	-	-	42
Realized net (gain) loss on sale of available-for-sale securities	(19)	-	-	-	-	-	(19)
Derivatives and hedging activities	-	-	-	-	(2)	-	(2)
Accretion from OTTI non-credit to HTM asset	-	-	-	11	-	-	11

Net change in accumulated other comprehensive income (loss)	39	(35)	19	(883)	95	-	(765)

Balance March 31, 2009	$51	$(91)	$(57)	$(1,060)	$(481)	$1	$(1,637)

Balance December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)

Net unrealized gain (loss) non-credit	-	-	-	(29)	-	-	(29)
Net unrealized gain (loss) recognized in AOCI	189	5	-	-	(111)	-	83
Reclassification adjustments from AOCI:
Net interest (income) expense	-	-	2	-	7	-	9
Net impairment (gains) losses [3]	-	4	7	40	-	-	51
Derivatives and hedging activities	-	-	-	-	(1)	-	(1)
Accretion from OTTI non-credit to HTM asset	-	-	-	47	-	-	47

Net change in accumulated other comprehensive income (loss)	189	9	9	58	(105)	-	160

Balance March 31, 2010	$769	$(46)	$(13)	$(865)	$(346)	$3	$(498)

[1]	See Note 5 – Investments – Held-to-Maturity for details.
[2]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations in our 2009 Form 10-K.
[3]

The $7 million impairment loss reclassified into net income is offset by a corresponding write-off of the related discount on the securities created at the time of the transfer of these impaired securities from AFS to HTM. As a result, there was no overall effect on OTTI credit impairment loss reflected in our statements of income as a result of this reclassification.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Fair Value Accounting

The carrying values and estimated fair values of our financial instruments were as follows.

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,308	$1,308	$2,823	$2,823
Federal Funds sold and securities purchased under agreements to resell	3,820	3,820	2,715	2,715
Trading securities	1,363	1,363	1,370	1,370
Available-for-sale securities	23,459	23,459	20,019	20,019
Held-to-maturity securities	11,677	12,402	12,689	13,345
Advances [1]	21,291	21,560	24,148	24,419
MPF Loans held in portfolio, net	22,678	23,605	23,838	24,599
Accrued interest receivable	234	234	247	247
Derivative assets	5	5	44	44

Total Financial Assets	$85,835	$87,756	$87,893	$89,581

Financial Liabilities
Deposits	$830	$830	$1,002	$1,002
Securities sold under agreements to repurchase	1,200	1,223	1,200	1,225
Consolidated obligations -
Discount notes	17,739	17,739	22,139	22,141
Bonds [2]	59,874	62,299	58,225	60,663
Accrued interest payable	515	515	376	376
Mandatorily redeemable capital stock	470	470	466	466
Derivative liabilities	697	697	713	713
Subordinated notes	1,000	1,036	1,000	1,011

Total Financial Liabilities	$82,325	$84,809	$85,121	$87,597

[1]	Advances carried at fair value option: $4 million as of March 31, 2010 and December 31, 2009.
[2]	Consolidated obligation bonds carried at fair value option: $5.9 billion as of March 31, 2010 and $4.7 billion at December 31, 2009.

Fair value is defined as the exit price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A fair value measurement reflects all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about unit of account, highest and best use, principal (or most advantageous) market, the risk inherent in a particular valuation technique and the risk of nonperformance. The price in the principal (or most advantageous) market was used to measure the fair value of the asset or liability, and it excludes transaction costs. When we use valuation methodologies to determine fair value of an asset or liability, we evaluated whether or not the resulting fair value is representative of an exit price in the asset’s or liability’s principal (or most advantageous) market. We also utilize value techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hierarchy

We prioritize our fair value methodology and the related inputs we use to determine the fair value of our financial assets and liabilities according a three-tier fair value hierarchy which is defined below as follows in order of preference.

•

Level 1 – Fair value is determined from unadjusted, quoted, market prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide an exit price between a willing buyer and seller on an ongoing basis.

•

Level 2 – Fair value is determined from quoted market prices for similar assets and liabilities in active markets when available. If a valuation methodology is utilized, we select either directly or indirectly observable market inputs to determine fair value.

•

Level 3 – Fair value is determined using a valuation methodology using unobservable inputs that significantly affect the fair value measurement. For example, this occurs when little or no market activity occurs for the particular asset or liability on the measurement date. Unobservable inputs are developed using the best information available under the circumstances.

Fair Value Option

We elected the fair value option for certain financial assets and liabilities at acquisition. Under the fair value option, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in instruments held under fair value option in the statements of income. Interest on other financial assets or liabilities carried at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid and are recorded as interest income or interest expense in our statements of income. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense.

Short-term consolidated obligation bonds and advances may not pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance, despite the fact that the interest rate swaps used to hedge such liabilities and assets have matching terms. Accordingly, in cases where we hedge these short-term consolidated obligation bonds and advances, we elect the fair value option to better match the change in fair value of the bond or advance with the interest rate swap economically hedging it.

The following table reflects changes in the activity of financial assets and liabilities for which we elected the fair value option on our statements of condition.

	Advances	Consolidated Obligation Bonds
Balance December 31, 2009	$4	$(4,749)

New transactions elected for fair value option	-	(3,190)
Maturities and extinguishments	-	2,005
Net gain (loss) on instruments held at fair value	-	(2)
Change in accrued interest and other	-	(3)

Balance March 31, 2010	$4	$(5,939)

Three months ended March 31, 2009	Advances
Balance, December 31, 2008	$201
New transactions elected for fair value option	-
Maturities and terminations	(201)
Net gain (loss) on instruments held at fair value	-
Change in accrued interest	*

Balance, March 31, 2009	$-

* less than $1 million

The following table presents the effects on our statements of income for items where we elected the fair value option. There were no changes in fair value due to changes in credit risk.

		Interest income (expense)			Net gain (loss) in fair value		Total change in earnings
Three months ended March 31, 2010
Advances	$		*	$	*	$	*
Consolidated obligation bonds		(11)			(2)		(13)

Three months ended March 31, 2009
Advances	$		*		$(1)		$(1)
* Less than $1 million

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding for items where we selected the fair value option.

	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Principal Balance
March 31, 2010
Advances	$4	$4	$-
Consolidated obligation bonds	5,930	5,939	9

December 31, 2009
Advances	$4	$4	$-
Consolidated obligation bonds	4,745	4,749	4

None of the advances in the above table were 90 days or more past due or in non-accrual status.

Significant Inputs of Fair Value Measurements

Outlined below are the significant inputs we used to determine the fair value for those assets or liabilities carried on our statements of condition at fair value under the fair value option.

For advances and consolidated obligation bonds we use an income approach and estimate fair values based on the following inputs:

•

Consolidated Obligation yield curve (CO curve). The Office of Finance constructs a market-observable curve, referred to as the CO curve. This curve is constructed using the U.S. Treasury curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, other market information such as recent GSE trades, and secondary market activity. We utilize the CO curve as the input to fair value for advances because we price advances using the CO curve as it represents our cost of funds.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options, and

•	Spread assumption. The following table presents the spread assumptions used to determine fair value of our assets and liabilities carried at fair value under the fair value option.

		Basis Point Range
As of March 31, 2010	Curve Description	High	Low
Advances
Spread	CO	30	30

Consolidated obligation bonds
Spread for callable	LIBOR Swap	-6	-12
Spread for non-callable	CO	0	0

•	Non-performance credit risk. No credit risk adjustment was required as of March 31, 2010.

•	Interest rate. 1.88% for advances. A weighted average interest rate of 0.78% for consolidated obligation bonds.

•	Term. Until maturity of 4.7 years for advances. Weighted average term until maturity of 1.2 years for consolidated obligation bonds.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Assets Measured on a Recurring Basis at Fair Value

We present the following at fair value on a recurring basis in the statements of condition.

•	Investment securities classified as AFS or trading

•	Derivative assets and derivative liabilities

•	Advances and consolidated obligations for which we elected the fair value option

•	An inverse, floating rate consolidated obligation bond because its full fair value is hedged by a derivative

The following table presents the application of the fair value hierarchy and related fair value measurement for each class of our financial assets and liabilities measured at fair value on a recurring basis. Our policy is to recognize transfers between levels at the beginning of the quarterly reporting period. We had no such transfers in the first quarter of 2010.

As of March 31, 2010	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets -

Trading securities:
GSE debt non-MBS	$-	$808	$-	$-	$808
Other non-MBS debt	-	534	-	-	534
Other U.S. obligations residential MBS	-	4	-	-	4
GSE residential MBS	-	17	-	-	17

Total Trading Securities	-	1,363	-	-	1,363

AFS securities:
Other U.S. obligations non-MBS	-	837	-	-	837
GSE and Tennessee Valley Authority debt non-MBS	-	25	-	-	25
Other non-MBS debt	-	101	-	-	101
FFELP student loan ABS	-	9,284	-	-	9,284
Other U.S. obligations residential MBS	-	2,393	-	-	2,393
GSE residential MBS	-	10,736	-	-	10,736
Private-label residential MBS	-	-	83	-	83

Total AFS Securities	-	23,376	83	-	23,459

Advances	-	4	-	-	4

Derivative assets - interest-rate related	-	727	25	(747)	5

Total assets at fair value	$-	$25,470	$108	$(747)	$24,831

Level 3 as a percent of total assets at fair value			0%

Liabilities -
Consolidated obligation bonds	$-	$(5,939)	$(73)	$-	$(6,012)
Derivative liabilities - interest-rate related	-	(1,336)	-	639	(697)

Total liabilities at fair value	$-	$(7,275)	$(73)	$639	$(6,709)

Level 3 as a percent of total liabilities at fair value			1%

[1]

Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2009	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets -
Trading securities:
GSE debt non-MBS	$-	$812	$-	$-	$812
Other non-MBS debt	-	536	-	-	536
Other U.S. obligations residential MBS	-	4	-	-	4
GSE residential MBS	-	18	-	-	18

Total Trading Securities	-	1,370	-	-	1,370

AFS securities:
Other U.S. obligations non-MBS	-	762	-	-	762
GSE and Tennessee Valley Authority debt non-MBS	-	82	-	-	82
Other non-MBS debt	-	102	-	-	102
FFELP student loan ABS	-	9,322	-	-	9,322
Other U.S. obligations residential MBS	-	1,603	-	-	1,603
GSE residential MBS	-	8,066	-	-	8,066
Private-label residential MBS	-	-	82	-	82

Total AFS Securities	-	19,937	82	-	20,019

Advances	-	4	-	-	4
Derivative assets - interest-rate related	-	744	23	(723)	44

Total assets at fair value	$-	$22,055	$105	$(723)	$21,437

Level 3 as a percent of total assets at fair value			0%

Liabilities -
Consolidated obligation bonds	$-	$(4,749)	$(71)	$-	$(4,820)
Derivative liabilities - interest-rate related	-	(1,353)	-	640	(713)

Total liabilities at fair value	$-	$(6,102)	$(71)	$640	$(5,533)

Level 3 as a percent of total liabilities at fair value			1%

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

	Level 3 Assets/Liabilities
	AFS Private- label MBS CMO	Derivative Assets - Interest-Rate Related [2]	Consolidated Obligation Bonds
December 31, 2009	$82	$23	$(71)

Gains (losses) realized and unrealized:
Changes in fair value [1]	-	2	(2)
Included in AOCI	1	-	-

March 31, 2010	$83	$25	$(73)

Gain (loss) in earnings for instruments still held at period end	$-	$2	$(2)

[1]	Included in derivatives and hedging activities on the statements of income.
[2]	Balances exclude netting adjustments.

	Level 3 Assets/Liabilities
	AFS Securities Private- label MBS CMO	Derivative Assets	Consolidated Obligation Bonds
Beginning Balance, December 31, 2008	$104	$45	$(91)

Gains (losses) realized and unrealized:

Changes in fair value (included in derivatives & hedging activities on statements of income)	-	(6)	6
Included in AOCI	(15)	-	-

Ending Balance, March 31, 2009	$89	$39	$(85)

Total gain (loss) in earnings for change in realized gain(loss) for instruments held at period end	$-	$(6)	$6

Assets Measured at Fair Value on a Non-recurring Basis

Certain held-to-maturity investment securities, MPF Loans, and Real Estate Owned are measured at fair value on a non-recurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of other-than-temporary impairment).

We estimate the fair value of Impaired MPF Loans and Real Estate Owned using a current broker price opinion when available. If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs.

The following table presents these assets by level within the fair value hierarchy, for which a non-recurring fair value measurement has been recorded. Not included are private-label MBS that incurred credit losses but the fair value increased, since fair value recoveries may not be reflected in our financial statements.

	Fair Value Measurements			Three Month Credit (Loss) in Earnings
As of March 31, 2010	Level 1	Level 2	Level 3
Impaired HTM securities-
Private-label residential MBS	$-	$-	$64	$-
Impaired MPF Loans	-	-	60	(14)
Real estate owned	-	-	55	-

Total non-recurring assets	$-	$-	$179	$(14)

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Methodologies

We use three approaches in determining fair value.

•	Carrying value approach – The carrying value approach uses carrying value as an estimate for fair value.

•	Market approach – The market approach uses prices and/or other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•

Income approach – The income approach uses valuation techniques to discount expected future cash flows to a single present amount using market-based inputs. When determining expected future cash flows for floating rate instruments, our valuation model determines future coupons implied from rates at the measurement date. When determining expected future cash flows for options or instruments with embedded options, it incorporates possible future option exercise in its expected future cash flows.

Described below are the fair value measurement methodologies we applied to each class of our financial assets and financial liabilities carried or disclosed at fair value. Significant inputs are only disclosed for financial assets and financial liabilities carried at fair value in our statements of condition. Significant inputs pertaining to our advances and consolidated obligation bonds carried at fair value in our statements of condition as a result of our electing the fair value option are disclosed in our discussion in this Note of the fair value option.

Financial Assets

Assets for which fair value approximates carrying value – We use the carrying value approach to estimate fair value of cash and due from banks, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable due to their short-term nature and negligible credit risk.

Advances – We determine the fair values of our advances using the income approach. The estimated fair values do not assume prepayment risk because we receive a fee sufficient to make us financially indifferent to a member’s option to prepay. We use a market-based yield curve obtained from the Office of Finance and a spread based on the advance size and term, to discount the expected future cash flows.

Investment Securities – We determine the fair value of our investment securities that are actively traded in the secondary market based on market-based prices provided by third-party pricing services (i.e., the market approach). Our principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. For investments that are not traded in the secondary market, we employ the income approach.

Mortgage-Backed Securities – We use the market approach to estimate the fair value of our MBS by requesting pricing from four specific third-party vendors and calculating the median price. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of similar securities, sector groupings, and/or matrix pricing. We use variance thresholds to assist in identifying prices that may require further review. For example, if prices exceed the variance thresholds or no third-party service provides a price, we may obtain a price from securities dealers or internally model a price using the income approach that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. We believe that a reasonable fair value estimate exists when prices fall within the established threshold.

The significant inputs to the MBS prices are the four third-party vendor prices. We do not receive the actual inputs the third-party vendors or detailed information related to proprietary valuation methodologies that were used to determine their MBS prices. However, the fact that there is a distribution in the prices received from the vendors is a strong indicator of the existence of unobservable inputs. Therefore, we designate our private-label MBS prices as level 3 in the fair value hierarchy based on the variance in the vendor prices.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The MBS pricing process does allow us in limited circumstances to use inputs other than those received from the pricing services. The following table discloses the par value of the securities and the necessary information regarding significant inputs (e.g., broker quotes, third-party prices, etc.) and characteristics, if any, that were considered in the determination of relevant inputs.

	Actual as of March 31, 2010			Significant Inputs	Characteristics
	UPB	Fair Value	Weighted Average Price	Weighted Avg. Non-Binding Broker Price	Weighted Avg. Contractual Interest (%)	Weighted Avg. Contractual Maturity (yrs.)
GSE MBS	$3,138	$3,243	103.32	107.81	3.75	29.3

Non-MBS Investment Securities – We use the market approach to estimate the fair value of our remaining investments by requesting pricing for a third-party vendor. If the vendor does not provide a price, we may obtain a price from securities dealers or internally model a price using the income approach that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. The following table represents the significant inputs and characteristics of our investment securities. Differing spreads may be applied to distinct term points along the discount curve in determining the fair value of instruments with varying maturities; therefore the spread adjustment is presented as a range.

		Spread Range
As of March 31, 2010	Interest Rate Curve	High (bps)	Low (bps)	FV of Securities
U.S. obligations	LIBOR swap curve	158	12	$837
GSE	LIBOR swap curve	84	(4)	833
TLGP	LIBOR swap curve	5	(4)	635
FFELP ABS	LIBOR swap curve	102	28	9,284

MPF Loans held in portfolio – We use the market approach to estimate the fair value of our MPF Loans, excluding MPF Loans that are impaired. We estimate the fair value of Impaired MPF Loans using a current broker price opinion when available. If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs.

We derive our MPF loan prices from market prices of newly issued MBS by GSEs adjusted for differences in coupon, average loan rate, cost of carry, seasoning, and cash flow remittance between MPF Loans and MBS. The referenced MBS are dependent upon the underlying prepayment assumptions priced in the secondary market.

Derivative Assets Class – Derivative instruments are primarily transacted in the institutional dealer market. Fair value is measured using the income approach unless the derivative instruments are traded on an exchange. In such cases, the derivative instrument is priced with observable market assumptions at a mid-market valuation point. Under the income approach we use internal models to reflect the contractual terms of the derivative instruments and estimate fair value based on the LIBOR swap curve, and market-based expectations of future interest rate volatility implied from current market prices for similar options for agreements containing options. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivative assets. This is because the collateral provisions pertaining to our derivatives obviate the need to provide such a credit valuation adjustment. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We and each of our derivative counterparties have bilateral collateral thresholds that take into account our and our counterparties’ credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets in the statements of condition as presented.

Financial Liabilities

Liabilities for which fair value approximates carrying value – We use the carrying value approach to estimate the fair value of deposits and accrued interest payable approximates the carrying value due to their short-term nature.

Securities Sold Under Agreements to Repurchase – We use the income approach to determine the fair values of our securities sold under agreements to repurchase.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The significant inputs to determine the fair value are the LIBOR swap curve and the market-based expectations of future interest rate volatility implied from current market prices for similar agreements containing options.

Derivative Liabilities Class – Derivative instruments are primarily transacted in the institutional dealer market. Fair value is measured using the income approach unless the derivative instruments are traded on an exchange. In such cases, the derivative instrument is priced with observable market assumptions at a mid-market valuation point. Under the income approach we use internal models to reflect the contractual terms of the derivative instruments and estimate fair value based on the LIBOR swap curve, and market-based expectations of future interest rate volatility implied from current market prices for similar options for agreements containing options. We do not provide a credit valuation adjustment for our aggregate exposure to our derivative counterparties when measuring the fair value of our derivatives liabilities because of master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We have bilateral collateral thresholds with our derivative counterparties that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative liabilities in the statements of condition as presented.

Consolidated Obligations – We utilize a valuation technique to measure fair value of our consolidated obligations since they are not actively traded as a liability and because quoted prices on similar liabilities or similar liabilities traded as an asset do not exist given their joint and several liability nature.

We use the income approach to determine the fair value of our consolidated obligations. The discount rate used is dependent on whether the consolidated obligation has an embedded call option.

Discount notes and non-callable bonds – We discount the expected future cash flows using a market-based yield curve obtained from the Office of Finance, which reflects the refunding rates at various terms and the credit worthiness of FHLB consolidated obligation bonds.

Callable bonds – We discount the expected future cash flows using the LIBOR swap curve and an option-adjusted spread (OAS). The OAS, which is obtained from the Office of Finance, incorporates the creditworthiness of FHLB consolidated obligation bonds (relative to the swap market) and the fair value of the embedded option. The model may assume in its determination of fair value that the call option on the bond is exercised prior to maturity and truncate the expected future cash flows accordingly.

Mandatorily redeemable capital stock – The fair value of our MRCS is par value adjusted for any undeclared or unpaid dividends that would be owed at the put date. This equals the expected redemption amount at the reclassification date. Par value is used because our capital stock can only be acquired by members (or transferred between members) at par value and redeemed at par value. Capital stock is not traded. No mechanism exists for the exchange of stock outside the cooperative structure.

Subordinated notes – We use the income approach to determine the fair value of our subordinated notes. The significant input to determine the fair value is a market-based yield obtained from a third-party.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Commitments and Contingencies

Our other commitments at the dates shown were as follows:

	March 31, 2010	December 31, 2009
Standby letters of credit	$1,078	$1,114
Unsettled consolidated obligation bonds	2,145	665
Standby bond purchase agreements	242	234
Mortgage purchase commitments [1]	81	70
Software license renewal fees	5	8

Total	$3,551	$2,091

[1]	These are commitments outstanding to purchase MPF Xtra mortgage loans from our PFIs. We have a concurrent commitment to resell these loans to Fannie Mae.

Credit-Risk Related Guarantees

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

The par value of outstanding consolidated obligations for the FHLBs was $871 billion and $931 billion at March 31, 2010 and December 31, 2009. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the FHFA.

Other Commitments and Contingencies

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

	March 31, 2010	December 31, 2009
Assets -
Advances	$747	$746
Interest receivable - advances	9	3

Liabilities -
Deposits	61	-

Capital Stock -	97	94

Other FHLBs

The following table summarizes balances we had with other FHLBs as reported in the statements of condition:

	March 31, 2010	December 31, 2009
Liabilities -
Deposits	$9	$11

Other FHLBs participating in the MPF Program must make deposits with us to support their transactions in the program. These deposits are reported on our statements of condition within interest-bearing deposits, with the respective changes being recorded as financing activities on our statements of cash flows.

The following table summarizes transactions we had with other FHLBs as reported in the statements of income:

Three months ended March 31,	2010	2009
Other Income - MPF Program transaction service fees	$2	$2
Gain (loss) on extinguishment of debt transferred to other FHLBs	-	(5)

As the MPF Provider, we record transaction service fees for services provided to other FHLBs in the MPF Program. Transaction service fees are recorded in other, net on our statements of income.

We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. See Note 15 – Consolidated Obligations in our 2009 Form 10-K for more information.

The following table summarizes transactions we had with other FHLBs as reported in the statements of cash flows:

Three months ended March 31,	2010	2009
Financing activities
Net change in deposits	$(2)	$(2)
Transfer of consolidated obligation bonds to other FHLBs	-	(110)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: our ability to stabilize our capital base, including changes to our capital structure from a new capital plan; the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on increasing net income and reducing expenses; general economic and market conditions, including the timing and volume of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral securing advances to our members; changes in the value of and risks associated with our investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections; changes in our ability or intent to hold mortgage-backed securities to maturity; changes in mortgage interest rates and prepayment speeds on mortgage assets; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; changes in the financial health of our members, including the resolution of some members by the FDIC; competitive forces, including the availability of other sources of funding for our members; our ability to attract and retain skilled employees; changes implemented by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 or otherwise; the impact of new business strategies; our ability to successfully transition to a new business model and implement business process improvements; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; instability in the credit and debt markets and the effect on future funding costs, sources and availability; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services, including new types of collateral used to secure advances; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules; the volatility of reported results due to changes in the fair value of certain assets and liabilities; and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in this Form 10-Q on page 83 and in our 2009 Form 10-K on page 21. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Selected statements of condition data
Federal Funds sold and securities purchased under agreement to resell	$3,820	$2,715	$4,545	$8,790	$3,010
Investment securities	36,499	34,078	30,357	26,409	18,062

Total investments	40,319	36,793	34,902	35,199	21,072

Advances	21,291	24,148	25,457	27,192	31,197
MPF Loans held in portfolio	22,698	23,852	25,165	26,973	29,833
Allowance for loan losses	(20)	(14)	(9)	(9)	(8)

MPF Loans held in portfolio, net of allowance for loan losses	22,678	23,838	25,156	26,964	29,825

Total assets	86,069	88,074	86,903	89,870	83,750
Consolidated obligations, net -
Discount notes	17,739	22,139	31,367	40,286	31,195
Bonds	59,874	58,225	47,191	40,999	44,967

Total consolidated obligations, net	77,613	80,364	78,558	81,285	76,162

Mandatorily redeemable capital stock	470	466	435	426	409
Total liabilities	83,526	85,696	84,797	88,172	82,298
Capital stock	2,332	2,328	2,364	2,375	2,355
Retained earnings	709	708	687	837	734
Accumulated other comprehensive income (loss)	(498)	(658)	(945)	(1,514)	(1,637)
Total capital	2,543	2,378	2,106	1,698	1,452

Other selected data
Regulatory capital and Designated Amount of subordinated notes	$4,511	$4,502	$4,486	$4,638	$4,498
Regulatory capital to assets ratio	5.24%	5.11%	5.16%	5.16%	5.37%
All FHLBs consolidated obligations outstanding (par)	$870,927	$930,617	$973,579	$1,055,864	$1,135,380
Number of members	790	792	803	814	814
Number of advance borrowers	529	548	564	571	581
Headcount (full-time)	314	320	315	319	313
Headcount (part-time including internships)	6	9	7	21	8
Advances as a percent of total assets	25%	27%	29%	30%	37%
MPF Loans as a percent of total assets	26%	27%	29%	30%	36%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

	Three months ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Selected statements of income data
Interest income	$672	$695	$720	$753	$788
Interest expense	530	561	577	594	644
Provision for credit losses	6	5	-	2	3

Net interest income	136	129	143	157	141
Other-than-temporary impairment losses	(44)	(58)	(169)	(124)	(86)
Other non-interest gain (loss)	(62)	(11)	(116)	122	(65)
Non-interest expense	28	39	31	29	29
Assessments	1	-	(23)	23	-

Net income (loss)	$1	$21	$(150)	$103	$(39)

Selected ratios (annualized) and other data
Return on average assets	0.00%	0.09%	-0.67%	0.46%	-0.17%
Return on average equity	0.17%	3.98%	-32.68%	24.82%	-6.42%
Total average equity to average assets	2.76%	2.37%	2.04%	1.84%	2.67%
Non-interest expense to average assets	0.13%	0.17%	0.14%	0.13%	0.13%
Net interest margin on interest-earning assets	0.65%	0.60%	0.64%	0.70%	0.64%
Ratio of market value of equity to book value of equity	80%	71%	58%	26%	-1%
Return on average Regulatory Capital spread to 3 month LIBOR	-0.13%	2.14%	-17.07%	10.49%	-5.65%

MPF Xtra loan funding volume	$305	$493	$449	$1,129	$1,247

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Summary of Financial Results

We recorded net income of $1 million for the first quarter of 2010.

Net interest income of $136 million was partially offset by expenses associated with derivative and hedging activities of $63 million, other-than-temporary-impairment (OTTI) charges against our private-label MBS portfolio of $44 million, and other non-interest expenses.

A Reflection of the Economy, Member Needs, and our Transformation

The Bank continues its transformation from a business model focused on the acquisition of MPF Loans to one focused on advances. As the composition of the balance sheet continues to change, we expect commensurately reduced sensitivity to market rate movements, less variability in hedging costs, lower hedging costs, and, over time, a more consistent level of profitability. We remain committed to members’ short- and long-term financing needs through advances. We also offer expanded letter of credit capabilities and support members’ origination of term fixed-rate mortgages through the MPF Xtra® product.

While the credit crisis provided significant additional challenges, including the loss of several of our members through resolution and acquisition, we have made significant progress in remediating the Bank. The credit crisis helped to demonstrate the intrinsic value of membership in the Bank as we met the critical borrowing needs of our members.

Our net interest income has been consistent over the last few quarters. Our net income, however, continues to be negatively impacted by OTTI charges against our private-label MBS portfolio and the costs of hedging our MPF Loan portfolio. We expect the variability and levels of hedging costs to diminish as MPF Loan balances decline. With respect to the private-label MBS portfolio, which we intend to hold to maturity, we have limited options other than to carefully analyze the securities and assess, along with other FHLBs, the degree to which future OTTI charges are appropriate.

We have reported on our asset replacement strategy, which is essentially complete. We have invested in largely floating-rate instruments that we believe have lower credit risk to offset the reduced earnings from the run-off in the MPF portfolio. We believe that the asset replacement strategy will continue to position the Bank to return to consistent profitability as hedging costs lessen over time and the market risk profile of the Bank becomes less complicated and less expensive to manage.

As our members have seen deposit inflows as a result of the high levels of liquidity in the market, many have paid down advances or not renewed them as they matured. The unique cooperative structure of the Bank and the nature of its secured lending to members facilitated the dramatic growth in advances during late 2008 and early 2009. Our activity level reflects the nature of the economy and banking in Illinois and Wisconsin with the contraction of advances.

•

Advances at quarter-end were $21.3 billion, down 12% from the previous quarter-end, and down 32% from a year ago when members’ borrowing needs increased during the credit crisis. Total assets were $86.1 billion at March 31, 2010, down from $88.1 billion at year-end 2009.

•	MPF Loans held in portfolio at quarter-end were $22.7 billion, down $1.2 billion (5%) from the previous quarter-end as expected based on our 2008 decision not to add MPF Loans to our balance sheet.

•	We continue discussions with our regulator, the FHFA, about our submitted, but not yet approved, application to convert our stock to a Gramm-Leach-Bliley Act capital structure.

•

Seven of our members have been resolved so far in 2010 and we anticipate that there will be more resolutions throughout the year. We have not experienced any credit losses in connection with past resolutions.

•	We remain in compliance with all of our regulatory capital requirements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Net Interest Income: Foundation for Consistent, Profitable Results

Net interest income was $136 million in the first quarter of 2010, in line with quarterly results in 2009 and a significant improvement over 2008, when annual net interest income was $199 million. Interest income was $672 million for the first quarter of 2010, down 3% from interest income in the fourth quarter of 2009 of $695 million, and down 15% from the interest income in the first quarter of 2009 of $788 million. Interest expense was $530 million in the first quarter of 2010, 5% lower than the fourth quarter 2009 interest expense of $561 million and 18% lower than the first quarter last year. The changes from the fourth quarter of 2009 reflect lower advance levels and associated funding costs. The year-over-year interest expense changes also reflect that, in late 2008 and 2009, we called some higher-cost debt and replaced it with lower-cost debt.

OTTI Charges Against MBS Portfolio Continue

OTTI charges against our private-label MBS were $44 million in the first quarter of 2010. While we have seen some recovery of the price levels of the underlying securities in the private-label MBS portfolio, there may be additional future OTTI charges as further discussed on page 30 in the Risk Factors section of our 2009 Form 10-K. The credit deterioration of the MBS portfolio has created a significant headwind to our goal of returning to consistent profitability.

Hedging Costs Fluctuate Due to Market Volatility and Balance Sheet Composition

We recorded expenses associated with derivatives and hedging activities of $63 million in the first quarter of 2010, compared to $72 million in the first quarter of 2009 and $83 million for all of 2009. We had anticipated that hedging costs in the first quarter of 2010 would be relatively high. The value of options in place to hedge our mortgage portfolio lost value during the first quarter as the level of interest rate volatility decreased. In general, our hedging costs are higher in a low-rate environment as the prepayment risk on MPF Loans increases. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedging expenses from quarter to quarter. Ultimately, our efforts to simplify the balance sheet and reduce the interest-rate risk of our investments will result in more consistent levels of hedging expenses.

Attention to Non-Interest Expense to Achieve Appropriate Scale

Our non-interest expense for the quarter was $28 million, compared to $29 million in the first quarter of 2009. We continue to reduce our overall level of operating expenses as we strive to scale the Bank’s size to that driven by our members’ needs. We have converted our main operating system, which replaced several “feeder” systems and eliminated the need for duplicative manual processes. Overall, the system conversion will facilitate streamlining many aspects of our operations, including re-thinking or re-engineering operating and Bank-wide processes and procedures. We expect savings from lower staffing costs and lower consulting costs, but improvement in our product and service delivery to members will be an equally important result.

Restructured Balance Sheet, Resized Balance Sheet

Advances at March 31, 2010, were $21.3 billion, down $2.8 billion (12%) from $24.1 billion at year-end 2009. Over the course of 2009 and the first quarter of 2010, we continue to see advances levels fall due to lower levels of member borrowing demand. The economy in Illinois and Wisconsin continues to struggle, member deposits are still relatively high, and some members have decreased their lending activities to improve the quality of their balance sheets weakened by credit losses.

Total assets at March 31, 2010, were $86.1 billion, $2.0 billion (2%) lower than the year-end 2009 level of $88.1 billion, in part a reflection of the lower advances level. We anticipate that the overall size of the Bank will fall as MPF Loans continue to pay down and we seek to operate at the scale sufficient to meet member needs, including profitability and the resumption of a dividend.

Total MPF Loans held in portfolio were $22.7 billion at the end of the first quarter of 2010, a reduction of $1.2 billion (5%) from the previous quarter-end. We increased our allowance for loan loss from $14 million to $20 million consistent with the increase in our nonperforming and impaired MPF Loan amounts as further discussed in Note 7 – MPF Loans to the financial statements. While defaults in the MPF portfolio are currently approximately one-third the rate of comparable loans nationally, we anticipate higher future loan defaults until employment and housing values improve.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Member Credit Concerns

We know that many of our members continue to experience credit quality issues in their portfolios and earnings challenges. While the credit risk profile of the membership remains relatively high, we have seen some stabilization in member earnings and balance sheets. So far in 2010, seven of our member institutions have been resolved by their regulator. At the time of their resolutions, we had a total of $185 million in advances and other credit outstanding to these members. Most of these institutions were acquired by other Bank members. We continue to work with members challenged by the current environment, carefully balancing the needs of individual members against our focus on not placing overall member capital at risk. Since the founding of the Bank, we have not experienced a credit loss on advances made to members.

New Members

While we have lost members to resolutions and mergers out-of-district, we continue to add new members. We know that the resumption of dividend payments is a key issue for both our current members and potential members, but we also know that there is value in Bank membership based on credit availability and other services. We continue our outreach to potential members including banks, thrifts, insurance companies, and credit unions. And, in accordance with the Housing and Economic Recovery Act of 2008, the Bank is also working with a few Community Development Financial Institutions interested in becoming members.

Outlook

We continue to focus on enhancing our product offerings, service delivery, and transforming our business model and balance sheet to position the Bank for stronger and more consistent financial results. We have made great progress, but much remains to be done.

We will notify members and proceed with converting our capital stock as expeditiously as possible upon receipt of regulatory approval. We believe that the stabilization of our capital base through conversion of our capital stock is a fundamental step in remediating the Bank, and we are committed to doing so as soon as we are permitted to do so.

As we manage change with a sense of urgency at the Bank, we have set the following goals:

•	Generate consistent, profitable results;

•	Stabilize our capital base through a capital stock conversion;

•	Grow retained earnings;

•	Simplify the business model and operations of the Bank; and

•	Restore an appropriate dividend and full liquidity to our stock.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Three months ended March 31,	2010	2009
Interest income	$672	$788
Interest expense	530	644
Provision for credit losses	6	3

Net interest income	136	141
Other-than-temporary impairment (credit loss)	(44)	(86)
Other non-interest gain (loss)	(62)	(65)
Non-interest expense	28	29
Assessments	1	-

Net income (loss)	$1	$(39)

Net interest margin on interest-earning assets	0.65%	0.64%

Changes in Net Interest Income Due to Changes in Volume/Rates

The following table details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, any material change due to the combined volume/rate variance has been allocated pro-ratably to volume and rate. The calculation is based on a comparison of average balances and rates.

	For the three months ended March 31, 2010 versus 2009
	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$1	$(2)	$(1)
Total investments	172	(91)	81
Advances	(67)	(27)	(94)
MPF Loans held in portfolio	(92)	(10)	(102)

Total interest-earning assets	14	(130)	(116)

Liabilities and Capital
Interest bearing deposits	-	-	-
Securities sold under agreements to repurchase	-	(6)	(6)
Consolidated obligation discount notes	(30)	43	13
Consolidated obligation bonds	109	(230)	(121)
Mandatorily redeemable capital stock	-	-	-
Subordinated notes	-	-	-

Total interest-bearing liabilities	79	(193)	(114)

Increase (decrease) in net interest income before allowance for credit losses	$(65)	$63	$(2)

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

•

Contractual interest and yield/rate are based on average amortized cost balances including premium and discount amortization of $8 million and $15 million on MPF Loans during the three months ended March 31, 2010 and 2009.

•

Total interest and effective yield/rate includes all other components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, prepayment fees, and credit enhancement fees. The impact on net interest income related to prior hedging activities is also shown separately as hedge accounting amortization.

			Effective	Contractual Interest		Hedge
For the three months ended March 31, 2010	Average Balance	Total Interest	Yield/ Rate	Income/ Expense	Yield/ Rate	Accounting Amortization
Federal Funds sold and securities purchased under agreements to resell	$7,476	$2	0.11%	$2	0.11%	$-
Investments	34,387	309	3.59%	327	3.80%	-
Advances	22,267	98	1.76%	154	2.77%	(5)
MPF Loans held in portfolio	22,810	263	4.61%	300	5.26%	-

Total Interest Income on Assets	86,940	672	3.09%	783	3.60%	(5)

Deposits	856	-	0.00%	-	0.00%	-
Securities sold under agreements to repurchase	1,200	4	1.33%	4	1.33%	-
Consolidated obligation discount notes	21,492	94	1.75%	7	0.13%	4
Consolidated obligation bonds	59,793	418	2.80%	506	3.39%	10
Mandatorily redeemable capital stock	468	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.60%	14	5.60%	-

Total Interest Expense on Liabilities	84,809	530	2.50%	531	2.50%	14

Net interest margin on interest earning assets	$86,940	$142	0.65%	$252	1.16%	$(19)

For the three months ended March 31, 2009
Federal Funds sold and securities purchased under agreements to resell	$6,288	$3	0.19%	$3	0.19%	$-
Investments	19,596	228	4.65%	228	4.65%	-
Advances	34,115	192	2.25%	251	2.94%	(6)
MPF Loans held in portfolio	30,514	365	4.78%	402	5.27%	1

Total Interest Income on Assets	90,513	788	3.48%	884	3.91%	(5)

Deposits	1,022	-	0.00%	-	0.00%	-
Securities sold under agreements to repurchase	1,200	10	3.33%	10	3.33%	-
Consolidated obligation discount notes	33,878	81	0.96%	36	0.43%	6
Consolidated obligation bonds	49,725	539	4.34%	579	4.66%	10
Mandatorily redeemable capital stock	408	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.60%	14	5.60%	-

Total Interest Expense on Liabilities	87,233	644	2.95%	639	2.93%	16

Net interest margin on interest earning assets	$90,513	$144	0.64%	$245	1.08%	$(21)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Net Interest Income

Net interest income is the difference between interest income that we receive on our interest earning assets, the interest expense we pay on interest bearing liabilities, the net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges, and yield adjustments related to premiums, discounts and hedging adjustments.

For the three months ended March 31, 2010 compared to the same period in 2009:

•

We replaced a portion of the maturities and prepayments of advances and mortgage assets with investment securities that we believe have low credit and market risk. Yields on these investments are generally lower than the assets they replaced, which has contributed to a decline in net interest income.

•

We lengthened the term on our debt issuances as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis, and longer-term consolidated obligation bonds of primarily two to three year maturities became more favorable than shorter-term discount notes on a relative cost basis. Rates on new debt issuances were lower during the first quarter of 2010 than they were a year ago, which contributed to the decline in interest expense between the two periods. This lower interest expense in the first quarter of 2010 results in part from our strategy in late 2008 and throughout 2009 to call a portion of our higher-cost callable debt for replacement with current market rate debt at that time, which was lower.

In addition, the decrease in interest income was due to the following:

•

Interest income from advances declined primarily as a result of decreased member demand for our advances. Market yields on our advances were also lower, affecting yields on new advances and in certain cases where advances were renewed, negatively impacting interest income. Members continue to report that they are experiencing lower loan demand in their markets and lower liquidity needs due to high level of deposits and, in some cases, reducing the overall size of their balance sheets as well. The decline in interest income from advances was partially offset by an increase in advance prepayment activity. We recorded prepayment fees of $8 million for the first quarter of 2010 compared to $3 million for the same period in 2009.

•

Interest income from MPF Loans continued to decline as our MPF Loan balance outstanding continued to pay down during the first quarter of 2010. Except for immaterial amounts of MPF Loans to support affordable housing, we are no longer acquiring MPF Loans for investment.

•

We hedge our duration and convexity profile by using a combination of derivatives placed in hedge accounting relationships. As our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain hedge accounting relationships were de-designated. This has resulted in fair value hedging adjustments of consolidated obligations and MPF Loans as well as amounts related to cash flow hedges recorded in other comprehensive income being deferred and recognized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. These yield adjustments continued to negatively impact our net interest income.

We have a significant amount of consolidated obligation bonds with higher than current market rates of interest maturing or becoming callable in the upcoming 12 months. These maturities total $10.3 billion at an average rate of 3.40%. Including consolidated obligation bonds with the ability to be called, the total is $32.1 billion. We expect to replace this funding as needed at market rates, which are currently below the contractual interest being paid on those bonds.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

Three months ended March 31,	2010	2009

OTTI impairment charges, net	$(44)	$(86)
Trading securities	(1)	(9)
Sale of available-for-sale securities	-	19
Derivatives and hedging activities	(63)	(72)
Instruments held at fair value option	(2)	(1)
Early extinguishment of debt	-	(5)
Other, net	4	3

Total non-interest gain (loss)	$(106)	$(151)

The decrease in non-interest loss for the three months ended March 31, 2010 compared to the same period in 2009 was principally due to the following:

Other-Than-Temporary Impairment

As a result of our OTTI assessment at March 31, 2010, we determined that it was likely that we would not recover the entire amortized cost of a portion of our private-label mortgage-backed securities. In estimating our expected credit loss with respect to these MBS, we have made certain assumptions (see Note 5 – Investment Securities) regarding the underlying collateral including default rates, loss severities, prepayment rates, and projected delinquency rates which ultimately factor in to our estimated future recovery of expected cash flows.

Our first quarter 2010 OTTI charges resulted primarily from an increase in projected losses on the collateral underlying certain private-label residential MBS. The reduction in credit losses attributable to OTTI compared with the same quarter a year ago primarily reflects the slower pace of decline in certain factors affecting the expected performance of the mortgage loans underlying our private-label MBS, such as home prices and unemployment rates. The improvement in the component of AOCI of the total OTTI losses during the first quarter of 2010 was due to the accretion of the noncredit portion of impairment losses and due to the reclassification of previous noncredit losses out of AOCI and into credit losses at March 31, 2010.

For the three months ended March 31, 2010 and 2009, we recognized $40 million and $75 million in OTTI charges in earnings related to credit losses on a portion of our held-to-maturity securities after we determined it was likely that we would not recover their entire amortized cost. We do not intend to sell these securities and we believe it is not more likely than not that we will be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. In addition, for the three months ended March 31, 2010 and 2009, we recognized $4 million and $11 million in OTTI charges in earnings related to credit losses on a portion of our available-for-sale securities after we determined that it was likely that we would not recover their entire amortized cost.

We actively monitor the credit quality of our MBS. It is not possible to predict whether we will have additional OTTI charges in the future because that will depend on many factors, including economic, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Our results from derivatives and hedging activities, in addition to the change in fair value on our economically hedged trading securities, resulted in losses as detailed in the table below:

	March 31, 2010					March 31, 2009
Three months ended:	Fair Value	Cash Flow		Economic	Total	Fair Value	Cash Flow		Economic	Total
Hedged Item-
Advances	$4	$-	$	*	$4	$(1)	$-	$	*	$(1)
Consolidated obligations	4	1		14	19	10	2		(1)	11
Trading securities	-	-		(5)	(5)	-	-		(1)	(1)
MPF Loans	4	-		(85)	(81)	(15)	-		(66)	(81)

Total derivatives and hedging activities	$12	$1		$(76)	(63)	$(6)	$2		$(68)	(72)

Change in fair value on trading securities					(1)					(9)

Total					$(64)					$(81)

*	Less than $1 million

The following discussion summarizes the types of hedges and the categories of hedged items that contributed to the gains and losses on derivatives and hedging activities noted in the previous table:

Fair Value Hedges

•

Fair value hedges of all types resulted in a net gain for the three months ended March 31, 2010. The majority of this gain resulted from the difference in rate sensitivities between interest rate swaps used as hedges and the underlying advances, MPF Loans, and consolidated obligation bonds being hedged by those swaps.

Economic Hedges

•

Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration and convexity risks associated with a portion of our MPF Loan portfolio. Economic hedges are hedges that do not receive hedge accounting treatment. During the first quarter of 2010, interest rate volatility declined, which negatively impacted the value of these economic hedges and resulted in losses for the three months ended March 31, 2010. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedging expenses from quarter to quarter.

•

We elect the fair value option for certain advances and consolidated obligation bonds to economically hedge the interest rate risk associated with these instruments. The increase in gains on economic hedging of these instruments was attributed to this strategy; specifically, gains on hedges of consolidated obligations bonds were due to a decline in LIBOR over the period. We held approximately $4 million and $5.9 billion at full fair value under this strategy at March 31, 2010.

•

A portion of our trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the changes in fair value on the trading securities. During the first quarter of 2010, we recognized unrealized losses on trading securities but we also incurred losses from the interest rate swaps hedging these securities. The volatility in the debt markets, as a result of the Federal Reserve’s GSE debt purchase program, led to widening agency spreads versus LIBOR, which in turn contributed to the negative fair value changes on the economically hedged trading securities. Agency spreads to LIBOR widened as a result of swap spread tightening and supply. The losses on the hedges were due to a decline in LIBOR over the period.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months
For the periods ended March 31,	2010	2009

Wages	$8	$8
Benefits	3	3
Incentive plans	3	3

Compensation and benefits	14	14

Professional fees	3	2

Amortization and depreciation	2	4

Other MPF Expenses	2	3

FHFA & Office of Finance expenses	2	1

Occupancy costs	1	1
Other operating expenses	4	4

Other expense	5	5

Total non-interest expense	$28	$29

*	Less than $1 million

We continue to make progress on our long-term strategic objective to reduce non-interest expenses, which were down 3% for the three months ended March 31, 2010 from

2009. A significant factor in this decrease was a reduction in amortization costs compared to 2009, primarily in MPF systems software that is now fully amortized.

However, some costs increased for the current quarter compared to the first quarter of 2009. We incurred increased professional fees related to improvements to our systems and operations in automation and process redesign. We expect our main operating system conversion to facilitate streamlining many aspects of our operations, from which we expect savings on lower staffing and consulting costs. As a result of implementing these systems, we expect software amortization costs to increase from $2 million we recorded in the first quarter. FHFA & Office of Finance expenses reflect increasing regulatory and FHLB System-wide reporting requirements.

Assessments

AHP and REFCORP assessments are calculated on an annualized year-to-date basis as a percentage of income before assessments. Losses in one quarter may be used to offset income in other quarters, but only within the same calendar year. Losses for an entire year can not be carried back or carried forward and used as a credit against other years.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

All comparisons in the following narrative in this section are based on the below table, comparing March 31, 2010 to December 31, 2009 unless otherwise stated.

As of	March 31, 2010	December 31, 2009

Cash and due from banks	$1,308	$2,823
Federal Funds sold and securities purchased under agreement to resell	3,820	2,715
Investment securities	36,499	34,078
Advances	21,291	24,148
MPF Loans held in portfolio, net	22,678	23,838
Other	473	472

Total assets	$86,069	$88,074

Consolidated obligation discount notes	$17,739	$22,139
Consolidated obligation bonds	59,874	58,225
Subordinated notes	1,000	1,000
Other	4,913	4,332

Total liabilities	83,526	85,696

Capital stock	2,332	2,328
Retained earnings	709	708
Accumulated other comprehensive income (loss)	(498)	(658)

Total capital	2,543	2,378

Total liabilities and capital	$86,069	$88,074

Regulatory capital stock plus Designated Amount of subordinated notes	$3,802	$3,794

Investment Securities

Our strategy of reinvesting proceeds from the paydowns in mortgage assets into alternative investments has been essentially completed. The increase in investment securities in the first quarter consisted mostly of GSE MBS we acquired for our available-for-sale portfolio.

We also experienced further credit deterioration within our private-label MBS portfolio, which resulted in additional write-downs in the carrying value of our investment securities. The gross amount of OTTI reduced the carrying value of our investment securities by $29 million in the first quarter. This was more than offset by unrealized gains in the market value of our AFS securities, which increased by $189 million in the first quarter.

The following table summarizes our investment securities by issuer with a carrying value exceeding 10% of our total capital:

Issuer as of March 31, 2010	Carrying Value	Fair Market Value

Fannie Mae	$14,410	$14,744
Freddie Mac	6,070	6,241
Ginnie Mae	2,726	2,733
Citibank, NA (TLGP)	405	405
SLM Student Loan Trust SLMA 2009-1 A	2,343	2,343
SLCLT 2009-1 Student Loan ABS	1,973	1,973
SLM Student Loan Trust SLMA 2009-2 A	1,971	1,971
SLC 2009-3 Student Loan ABS	1,423	1,423
SLM Student Loan Trust SLMA 2009-1 A1	1,143	1,143
All Others	4,035	4,248

Total Investments	$36,499	$37,224

At March 31, 2010 and December 31, 2009, we did not hold any collateralized debt obligation (CDO) securities.

Advances

The following table sets forth the outstanding par amount of advances of the largest five advance borrowers:

	Five Largest Advance Borrowers
As of March 31, 2010	Par	%
Harris National Association	$2,375	11%
Bank of America, National Association	2,251	11%
M & I Marshall & Ilsley Bank	1,741	8%
State Farm, F.S.B.	1,400	7%
Associated Bank, National Association	1,001	5%
All Other Members	12,254	58%

Total advances at par	$21,022	100%

Advances declined as members continue to report that they are experiencing lower loan demand in their markets and lower liquidity needs due to high level of deposits and, in some cases, reducing their overall balance sheets as well. While members across our district have experienced reduced demand, approximately half our reduction in advances in the first quarter was from scheduled maturities of advances with a former member, which was one of our five largest borrowers with $1.3 billion outstanding at December 31, 2009.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans

MPF Loans continue to pay down as part of our overall strategy to return to a more traditional role of providing advances to our members. However, we saw a slower rate of prepayments in the first quarter compared to the higher rates experienced last year,. Should market mortgage rates rise in future periods, we would expect prepayment rates to continue to fall. We cannot predict the extent to which future mortgage rates will rise or fall.

We no longer acquire new MPF Loans for investment on our balance sheet except for immaterial amounts of MPF Loans to support affordable housing. However, we continue to purchase MPF Loans under the MPF Xtra product from our members (and from the members of other FHLBs), which are concurrently sold to Fannie Mae.

The following tables summarize MPF Loans held in portfolio by property and product type:

	March 31, 2010	December 31, 2009
Single Family Residence	88%	88%
Planned Urban Development	6%	6%
Condominium	5%	5%
Two to Four Unit Property	1%	1%

Total by property type	100%	100%

As of March 31, 2010	Medium Term [1]	Long Term [2]	Total
MPF product type-
Conventional loans-
Original MPF	$1,030	$2,282	$3,312
MPF 100	1,024	1,800	2,824
MPF 125	193	434	627
MPF Plus	4,527	7,782	12,309
Government loans	179	3,123	3,302

Total par value of MPF Loans	$6,953	$15,421	22,374

Agent fees, premium (discount) and other adjustments			78
Hedging adjustments			242
Receivable from future performance credit enhancement fees			4
Allowance for credit loss			(20)

Total MPF Loans, net			$22,678

As of December 31, 2009	Medium Term [1]	Long Term [2]	Total
MPF product type-
Conventional loans-
Original MPF	$1,108	$2,411	$3,519
MPF 100	1,101	1,911	3,012
MPF 125	209	460	669
MPF Plus	4,808	8,106	12,914
Government loans	188	3,243	3,431

Total par value of MPF Loans	$7,414	$16,131	23,545

Agent fees, premium (discount) and other adjustments			84
Hedging adjustments			220
Receivable from future performance credit enhancement fees			3
Allowance for credit loss			(14)

Total MPF Loans held in portfolio, net			$23,838

[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Consolidated Obligation Bonds and Discount Notes

During the first quarter of 2010, we continued to fund a greater portion of our financing needs with two to three year maturity debt as interest rates and market demand for such debt returned to more historically normal levels. Overall, total debt declined in line with our decline in total assets.

The following table shows the net issuances (redemptions) by type of consolidated obligations issued (redeemed) for the periods shown:

	Three months
Period ending March 31,	2010	2009

Net discount notes issued (redeemed)	$ (4,386)	$ 1,738
Net bonds issued (redeemed)	1,470	(10,162)

Net consolidated obligation debt issued (redeemed)	$ (2,916)	$ (8,424)

Liabilities, other

The increase in other liabilities was mostly due to $1.1 billion of investment securities which were purchased but not yet settled as of March 31, 2010. We had $497 million in unsettled securities at December 31, 2009.

Total Capital

We had no material changes in capital stock or retained earnings. The increase in total capital was almost entirely due to a reduction in our accumulated other comprehensive income (loss), which improved to a $498 million loss as of March 31, 2010 compared to a $658 million loss at December 31, 2009. This was primarily due to an improvement in the market value of securities held in our available-for-sale portfolio of $189 million, accretion of the non-credit portion of OTTI in our held-to-maturity portfolio of $47 million, offset by additional losses from cash flow hedging activities of $105 million.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending March 31, 2010, we have maintained a liquidity position in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors. Further, based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 50 in our 2009 Form 10-K for a detailed description of our liquidity requirements.

We use three different measures of liquidity as follows:

Overnight Liquidity – For the first quarter of 2010, our policy required us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of March 31, 2010, our overnight liquidity was $5.7 billion, or 7% of assets, giving us an excess overnight liquidity of $2.6 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2010, we had excess liquidity of $16.8 billion to support member deposits.

Contingency Liquidity – The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $12.7 billion as of March 31, 2010.

In addition to the liquidity measures discussed above, the FHFA requires all 12 FHLBs to maintain liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. We are maintaining increased balances in short-term investments to comply with this requirement. In addition, we may fund certain overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 24 in the Risk Factors section of our 2009 Form 10-K.

Funding

Conditions in Financial Markets

The agency debt markets continued to function relatively well for most of the first quarter of 2010. However, by the end of the quarter, asset swap spreads on FHLB debt deteriorated mainly due to a compression in swap spreads. Asset swap spread levels on term FHLB debt were also negatively impacted by an increase in supply from Fannie Mae and Freddie Mac. The increase in supply primarily resulted from Fannie Mae’s and Freddie Mac’s announced plans during the first quarter of 2010 to purchase loans out of mortgage pools that were at least 120 days delinquent. The initial purchases were expected to occur from February 2010 through May 2010, with additional delinquency purchases as needed thereafter. Fannie Mae’s and Freddie Mac’s funding needs have increased due to these loan purchases, resulting in the increased supply of callable agency debt in the market, and a corresponding increase in our cost of funding for new issuances during the quarter.

Outlined below are the actions taken by the Federal Reserve Bank of New York (Federal Reserve) and the related impact during the first quarter of 2010.

•

On February 1, 2010, the Federal Reserve announced the scheduled expiration of several lending programs, including the Commercial Paper Funding Facility (CPFF) and the Term Securities Lending Facility (TSLF), each of which expired on February 1, 2010. The expiration of these programs does not appear to have had a major effect on the agency debt markets.

•

The Federal Reserve’s purchasing of agency debt and agency mortgage-backed securities ended during the first quarter of 2010. During the quarter, the Federal Reserve purchased $12.2 billion in debt issued by the housing GSEs, including $3.2 billion in FHLB mandated global fixed rate consolidated obligation bonds. The Federal Reserve purchased a total of $172.1 billion in agency debt securities since the program’s inception to its expiration; this was slightly below the $175 billion committed to the program. The Federal Reserve also purchased $207 billion in gross agency MBS during the first quarter of 2010. From the program’s inception to its expiration, the Federal Reserve’s total net purchases of agency MBS equaled its original committed amount of $1.25 trillion. Although the Federal Reserve completed its purchases under this program during March, we have not yet experienced any material impact on our funding costs as a result.

System funding costs for new issuances deteriorated during the first quarter of 2010. We relied heavily on swapped callable bonds during the first quarter. In 2010,

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

the FHLBs continued to use an issuance calendar for FHLB-mandated global fixed-rate bond pricing; with the FHLBs pricing a total of $7 billion in fixed-rate bonds with maturities from two to three years during the first quarter. We issued $197 million under this program during the first quarter.

Total FHLB System debt outstanding continued to contract during the first quarter of 2010. Although FHLB System consolidated obligations outstanding increased slightly in early January 2010, they soon began to fall, and through the first quarter of 2010, have declined approximately $60 billion since year-end 2009, to $871 billion at March 31, 2010. Contrary to the fourth quarter of 2009, the main driver of this decline for the FHLB System was consolidated obligation bonds outstanding, which declined $49 billion. Compared to the FHLB System, we experienced an increase of $1.6 billion of consolidated obligation bonds during the first quarter of 2010. Our decline in consolidated obligation discount notes and increase in consolidated obligation bonds was the result of being able to obtain better funding rates on swapped callable bonds relative to LIBOR than discount notes relative to LIBOR. For the FHLB System, consolidated obligation bond maturities were $127 billion and consolidated obligation bond calls were $70.5 billion during this period, while we had $3.3 billion in maturities and bond calls of $4.9 billion during the quarter, contributing to our net overall decrease in the level of consolidated obligations outstanding (bonds and discount notes combined).

Primary dealer inventories of agency discount notes and bonds increased during the first quarter of 2010, compared to year-end 2009, which made it generally more expensive to issue this type of debt due to the excess supply relative to demand. As a result, consolidated obligation discount notes outstanding decreased by $10 billion for the FHLB System and by $4 billion for us.

The U.S. Treasury Secretary testified on Capitol Hill about the criteria needed to support a well-functioning U.S. housing market, but specific GSE legislation has yet to be proposed.

The following table summarizes the consolidated obligations at par value of the FHLBs and those for which we are the primary obligor:

March 31, 2010 (par value)	Bonds	Discount Notes	Total
FHLB System	$682,729	$188,198	$870,927
FHLB Chicago as primary obligor	60,217	17,742	77,959
As a percent of the FHLB System	9%	9%	9%

December 31, 2009 (par value)
FHLB System	$732,040	$198,577	$930,617
FHLB Chicago as primary obligor	58,742	22,144	80,886
As a percent of the FHLB System	8%	11%	9%

Sources of Funding (Statements of Cash Flows)

During the three months ending March 31, 2010, our operating activities provided net cash flows of $184 million. The net cash flows provided exceeded year to date income of $1 million primarily as a result of losses attributable to non-cash credit related OTTI charges and the timing difference between the accrual and actual payment of accrued interest payable.

Investing activities provided net cash flows of $1.4 billion, primarily reflecting the continued pay down of the MPF Loan portfolio. Investing activities also reflected the lower demand for advances and our asset replacement strategy of purchasing AFS securities to offset paydowns on the MPF Loan portfolio.

Financing activities used net cash flows of $3.1 billion primarily reflecting a decrease in discount notes outstanding partially offset by an increase in consolidated obligation bonds.

For further discussion of our sources of funding, see Sources of Funding on page 53 in our 2009 Form 10-K.

Capital Resources

For a description of our current capital rules, see Current Capital Rules on page 56 in our 2009 Form 10-K. For a description of our minimum regulatory leverage and other capital requirements, see Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements. As of the date of this filing, we are in compliance with our regulatory leverage and other capital requirements.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

GLB Act Requirements

We are required under the Gramm-Leach Bliley Act (GLB Act) to adopt a new capital plan. We continue discussions with the FHFA regarding our submitted, but not yet approved, capital stock conversion plan. We believe that stabilization of our capital base through conversion of our capital stock is a fundamental step in remediating the Bank and we are committed to doing so as soon as we are permitted to do so. We plan to notify members and proceed with converting our capital stock as expeditiously as possible upon receipt of regulatory approval.

We anticipate that our new capital plan will provide for the conversion of our current capital stock to one or more classes of Class B capital stock with a five-year redemption period consistent with the requirements of the GLB Act. We cannot predict how an approved capital plan may impact members who have submitted withdrawal notices and not yet withdrawn from membership or former members that continue to hold capital stock. For a description of our capital requirements under the GLB Act, see GLB Act Requirements on page 57 of our 2009 Form 10-K. For a discussion of potential changes to our members’ rights under a new capital plan, see page 21 of the Risk Factors section of our 2009 Form 10-K.

Capital

The following table reconciles our capital stock reported for regulatory purposes to the amount of capital reported in our statements of condition for the periods presented. Mandatorily Redeemable Capital Stock (MRCS) is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

As of March 31, 2010	$	%
Bank of America, National Association [1]	$230	8%
One Mortgage Partners Corp. [2]	172	6%
M&I Marshall & Isley Bank	152	5%
PNC Bank, National Association [3]	146	5%
Harris National Association	140	5%
All other members	1,962	71%

Total regulatory capital stock	2,802	100%

Less MRCS	(470)

Capital stock	2,332
Retained earnings	709
Accumulated other comprehensive income (loss)	(498)

Total capital	$2,543

Regulatory capital stock	$2,802
Designated Amount of subordinated notes	1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,802
Retained earnings	709

Regulatory capital plus Designated Amount of subordinated notes	$4,511

Voluntary capital stock	$1,194

Voluntary capital stock to Regulatory Capital ratio	26%
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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

We had no material changes in capital stock or retained earnings during the first quarter of 2010; the increase in total capital was almost entirely due to a reduction in our accumulated other comprehensive income (loss), which improved to a $498 million loss as of March 31, 2010 compared to a $658 million loss at December 31, 2009. This was primarily due to an improvement in the market value of securities held in our available-for-sale portfolio of $189 million, accretion of the non-credit portion of OTTI in our held-to-maturity portfolio of $47 million, offset by losses from cash flow hedging activities of $105 million.

As of March 31, 2010, we had $470 million in MRCS, representing the capital stock of 40 members subject to redemption, of which 11 were voluntary membership withdrawal requests and 29 were due to mergers or other membership terminations.

Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except as discussed below. Prior to the expiration of the six month notice period for voluntary withdrawals, and upon request from merging members, we will submit a request to the Deputy Director to approve related capital stock redemptions. From April 24, 2008 through April 30, 2010, the Deputy Director has denied requests to redeem capital stock totaling $40 million, in connection with 19 membership withdrawals or other membership terminations. Other financial institutions that withdrew from membership or had their membership terminated did not submit specific requests to have their capital stock redeemed. We cannot predict when we will be permitted to resume such capital stock repurchases or redemptions.

On July 24, 2008, the Finance Board amended the C&D Order to allow us to redeem a member’s capital stock which becomes excess capital stock above a member’s capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to certain conditions. During the three months ended March 31, 2010, we redeemed less than $1 million in excess capital stock as permitted by the amendment to the C&D Order. For further discussion of how a member’s capital stock floor is set, see Current Capital Rules on page 56 in our 2009 Form 10-K.

Retained Earnings & Dividends

Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the Deputy Director. Although we currently have in effect a Retained Earnings and Dividend Policy, the policy has been effectively superseded by our regulatory requirements.

In addition to the restrictions under the C&D Order, we may not pay dividends if we fail to satisfy our liquidity requirements under the FHLB Act and FHFA regulations. See Liquidity Measures on page 51 in our 2009 Form 10-K.

While we continue to work toward our goals of generating consistent, profitable results, growing retained earnings and restoring an appropriate dividend, we cannot predict when we may resume paying dividends.

We had retained earnings of $709 million at March 31, 2010, which is up from $708 million at year-end 2009 due to our first quarter net income of $1 million.

Credit deterioration may continue to negatively impact our private-label MBS portfolio. We believe that future impairments of this portfolio are possible if unemployment rates or default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate values. However, we cannot predict when or if such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 30 of the Risk Factors section of our 2009 Form 10-K.

Off-Balance-Sheet Arrangements

We do not consolidate our investments in variable interest entities, which include MPF Shared Funding securities, investments in MBS, and investments in student loan ABS, as discussed in Note 2 – Summary of Significant Accounting Policies – Consolidation. Also refer to Off-Balance-Sheet Arrangements on page 59 in our 2009 Form 10-K.

Contractual Cash Obligations

For additional information on Contractual Cash Obligations see page 60 in our 2009 Form 10-K. Also see Note 15 – Commitments and Contingencies. We have not experienced any material changes in contractual cash obligations.

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

We completed our OTTI analysis for our private-label MBS using key modeling assumptions, significant inputs and methodologies as described in Note 5 – Investment Securities.

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

We perform cash-flow analyses for all of our private-label MBS in an unrealized loss position except in a limited number of cases in which cash flow information is not available. We have tested the results of the cash flow modeling to ensure that these results are reasonable. We have projected the expected cash flows for our private-label MBS securities based on our expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. For each of these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying our private-label MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type.

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

In response to the ongoing deterioration in housing prices, credit market stress, unemployment, and weakness in the U.S. economy, there was continued deterioration in the credit quality of the collateral. If our analysis indicates that credit losses have been incurred and the present value of cash flows expected to be collected is less than the amortized cost basis of the private-label MBS, we recognize OTTI.

In addition to evaluating the risk-based selection of our private-label MBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario.

Base Case

Our first quarter 2010 housing price forecast assumed core based statistical area (CBSA) level current-to-trough home price declines ranging from 0 percent to 12 percent over the 6 to 12 month period beginning January 1, 2010. Thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5 percent in the following six months, 3 percent in the second year, and 4 percent in each subsequent year.

Adverse Scenario

This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path, and had housing prices increase at a long-term annual rate of 3 percent, compared to 4 percent in the base case. Under this scenario, current-to-trough home price declines were projected to range from 5 percent to 17 percent over 6 to 12 month period beginning January 1, 2010. Thereafter, home prices were projected to remain unchanged from trough levels in the first year, and to increase 1 percent in the second year, 2 percent in each of the third and fourth years, and 3 percent in each subsequent year.

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

Three months ended March 31, 2010	# of Securities	Unpaid Principal Balance	Credit- Related OTTI

Base case actual
Prime	14	$1,216	$(32)
Alt-A	5	169	(4)
Subprime	21	575	(8)

Total private-label MBS	40	$1,960	$(44)

Adverse scenario pro-forma
Prime	23	$1,978	$(101)
Alt-A	5	169	(12)
Subprime	33	870	(54)

Total private-label MBS	61	$3,017	$(167)

Estimated Fair Values

See Note 14 – Fair Value Accounting to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

In an effort to achieve consistency among all of the FHLBs, the FHLBs formed the MBS Pricing Governance Committee which was responsible for developing a fair value methodology for investment securities that all FHLBs could adopt. Under the methodology approved by the MBS Pricing Governance Committee, we request prices for all investment securities from four specific third-party vendors, and, depending on the number of prices received for each security, select a median price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), we will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In adopting this common methodology, we remain responsible for the selection and application of our fair value methodology and the reasonableness of assumptions and inputs used.

For securities that were impaired during the first quarter of 2010, the estimated fair value determined under the fair value methodology and the estimated fair value range we considered for our prime, subprime and Alt-A investment securities that are carried at fair value at March 31, 2010, either on a nonrecurring or recurring basis, are as follows:

	Estimated Fair Value	Range of Pricing Service Values
As of March 31, 2010		Min	Max
2006 AFS - Recurring	$81	$65	$88
2003 HTM - Non-Recurring	1	1	1
2005 HTM - Non-Recurring	16	15	17
2006 HTM - Non-Recurring	1,129	1,010	1,237

Total	$1,227	$1,091	$1,343

Derivative Instruments – Derivative instruments are primarily transacted in the institutional dealer market. Fair value is measured using the income approach unless the derivative instruments are traded on an exchange. In such cases, the derivative instrument is priced with observable market assumptions at a mid-market valuation point. We do not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. The fair values of our derivatives take into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. We have bilateral collateral thresholds with our derivative counterparties that take into account both our and our counterparty’s credit ratings. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition at March 31, 2010 and December 31, 2009.

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

Our Market Risk Analysis department, overseen by the Chief Risk Officer, prepares the fair value measurements of our financial instruments independently of the investing and treasury management functions. In addition, the department performs control processes to ensure the fair values generated from pricing models are appropriate. In the event that observable inputs are not available, we use methods that are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

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

Key Assumptions

The loss severity assumption is the largest driver of the expected pool loss calculations. The loss severity rate analysis looks at the MPF Loans that have experienced a loss in the previous rolling 12 months. Period costs such as maintenance and real estate taxes, estimated selling costs, and gains are not included in the loss severity rate. This quarter the loss severity rate assumption increased one percentage point to 19% for the period ending March 31, 2010.

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

Estimating Remaining Credit Losses in MPF Loan Portfolio

The estimation of credit losses in the remaining MPF Loan portfolio involves assessing the impact of current economic trends and specific events on the allowance for loan losses and assessing a factor for the margin for imprecision. The allowance for loan losses also includes a specific allowance allocated to master commitments that are considered to have unrecoverable CE Fees. In this regard, the allowance in the first quarter increased primarily as a result of our discontinuing the payment of performance CE Fees to the PFIs under certain MPF Plus master commitments which resulted in our assuming the PFIs’ first loss position with respect to such master commitments. A specific allowance is also allocated to cover potentially impaired primary mortgage insurance (PMI) proceeds for downgraded mortgage insurance (MI) providers.

Improving Disclosures about Repurchase Agreements

In March 2010, the SEC’s Division of Corporation Finance sent a letter to certain public companies requesting information about repurchase agreements, securities lending transactions or other transactions involving the obligation to repurchase the transferred assets. The letter requests several disclosures with respect to such transfers that are recorded as sales. In this regard, we record all our repurchase transactions as collateralized borrowings rather than as sales transactions.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management

Operational Risk

See Risk Management on page 66 in our 2009 Form 10-K for information regarding operational risk.

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

We extend credit to members on a fully secured basis and are subject to regulatory limits on the amount of credit that we may extend as well as on the types of underlying collateral that we may accept. We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties associated with Federal

Funds sold, commercial paper and derivatives activity, which are based in part on our total regulatory capital. We are authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital stock, retained earnings, and the Designated Amount of outstanding subordinated notes for any period that we are subject to the regulatory leverage ratio requirements as further discussed in Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying value of our investment securities portfolio by credit rating is shown in the following table.

	Lowest Long Term Rating									Short Term Rating		Total
As of March 31, 2010	AAA	AA	A	BBB	BB	B	CCC	CC	C	A-1 or Higher	Unrated	Carrying Value
Commercial paper	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
GSE and TVA[1]	1,240	-	-	-	-	-	-	-	-	-	-	1,240
Temporary liquidity guarantee program (FDIC - TLGP)	635	-	-	-	-	-	-	-	-	-	-	635
State or local housing agency obligations	1	38	-	-	-	-	-	-	-	-	-	39
Small Business Administration	947	-	-	-	-	-	-	-	-	-	-	947
FFELP student loan ABS	9,284	-	-	-	-	-	-	-	-	-	-	9,284

Mortgage Backed Securities:
GSE	19,265	-	-	-	-	-	-	-	-	-	-	19,265
Government-guaranteed	2,726	-	-	-	-	-	-	-	-	-	-	2,726
MPF Shared Funding	212	9	-	-	-	-	-	-	-	-	-	221
Private-label	124	33	27	81	87	162	1,099	498	26	-	5	2,142

Total MBS	22,327	42	27	81	87	162	1,099	498	26	-	5	24,354

Total investment securities March 31, 2010	$34,434	$80	$27	$81	$87	$162	$1,099	$498	$26	$-	$5	$36,499

December 31, 2009	$31,956	$75	$28	$81	$116	$187	$1,123	$482	$25	$-	$5	$34,078
September 30, 2009	27,959	79	29	84	121	214	1,148	495	23	200	5	30,357
June 30, 2009	27,056	128	201	750	412	102	625	106	23	-	6	29,409
March 31, 2009	16,152	222	435	481	303	191	246	26	-	-	6	18,062

As noted in the following tables in this section, we classify our private-label mortgage-backed securities as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security at origination.

Category	Majority of Underlying Mortgage Loans	Description of Mortgage Loans Underlying the Security and Security Features
Prime	Prime	Mortgage loans meet the criteria of Ginnie Mae, Fannie Mae, or Freddie Mac and the securities have credit protection in the form of a guarantee from the U.S. government, in the case of Ginnie Mae, or a guarantee from Fannie Mae or Freddie Mac.
	Prime Fixed Rate/ Adjustable Rate	First-lien mortgage loans that typically conform to “prime” credit guidelines but with a balance that exceeds the maximum allowed under programs sponsored by Ginnie Mae, Fannie Mae or Freddie Mac.
	Interest First – Prime Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, but may allow for principal deferment for a specified period of time.

Alt-A	Alternative Documentation Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, although the LTV ratio, loan documentation, occupancy status, property type, loan size, or other factors causes the loan not to qualify under standard underwriting programs. Typically includes less-than-full documentation.

Subprime	Subprime	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan to value ratios.

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

As of March 31, 2010	Amortized Cost	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI	Weighted Average Collateral Delinquency %

Private-label MBS backed by Prime Loans:
AAA-rated	$90	$(3)	$-	1%
AA-rated	3	(1)	-	9%
BBB	-	-	-	0%
Below Investment Grade	1,785	(6)	(565)	21%

Total prime	1,878	(10)	(565)	20%

Private-label MBS backed by Alt-A Loans:
AA-rated	1	-	-	21%
A-rated	1	-	-	23%
Below Investment Grade	127	-	(46)	49%

Total Alt-A	129	-	(46)	49%

Private-label MBS backed by Subprime Loans:
AAA-rated	34	(5)	-	32%
AA-rated	29	(2)	-	43%
A-rated	26	(2)	-	39%
BBB	81	(7)	-	43%
Below Investment Grade	871	(21)	(300)	51%
Unrated	5	*	-	0%

Total subprime	1,046	(37)	(300)	49%

Total private-label MBS	$3,053	$(47)	$(911)	32%

*	Less than $1 million

The following table summarizes the par value of our private-label MBS categories by interest rate type.

	March 31, 2010			December 31, 2009
Unpaid Principal Balance as of	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total

Private-label Residential MBS (RMBS)-
Prime	$10	$2,079	$2,089	$11	$2,149	$2,160
Alt-A	-	172	172	-	177	177
Subprime	-	1,279	1,279		1,307	1,307

Total private-label RMBS	10	3,530	3,540	11	3,633	3,644

Private-label Commercial MBS (CMBS)-
Prime	45	10	55	46	10	56

Total private-label CMBS	45	10	55	46	10	56

Total unpaid principal balance	$55	$3,540	$3,595	$57	$3,643	$3,700

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our underlying collateral performance and credit enhancement statistics by vintage year of securitization of our private-label MBS. Market prices are shown in actual dollars.

As of March 31, 2010	Weighted Average Market Price (per $100 par)	Original Weighted Average Credit Support %	Current Weighted Average Credit Support %	Weighted Average Collateral 60+ Days Delinquent
Private-label MBS by year of securitization

Prime
2006	$69.99	12%	10%	21%
2005	68.85	14%	10%	29%
2004 and prior	98.56	15%	23%	1%

Total prime	71.22	12%	11%	20%

Alt-A
2006	47.80	18%	12%	49%
2004 and prior	71.64	7%	22%	22%

Total Alt-A	48.16	18%	12%	49%

Subprime
2007	67.30	23%	40%	45%
2006	54.89	23%	30%	50%
2005	83.74	22%	48%	48%
2004 and prior	73.60	43%	61%	20%

Total subprime	58.25	23%	33%	49%

Total private-label MBS	$65.50	16%	19%	32%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the balances on all of our private-label MBS (whether other-than-temporarily impaired or not) by category, vintage year of securitization and whether any OTTI charges were taken on these securities.

	As of March 31, 2010					Three months ended March 31, 2010
	Unpaid Principal Balance	Amoritized Cost	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI	Fair Value	Total OTTI Losses	OTTI Related to Non-Credit Losses	OTTI Related to Credit Losses
Private-label MBS by year of securitization

Prime -
Private-label RMBS
2006	$2,008	$1,748	$(6)	$(552)	$1,406	$-	$32	(32)
2005	42	37	-	(13)	28	-	-	-
2004 and prior	38	38	(4)	-	36	-	-	-

Prime private-label RMBS total	2,088	1,823	(10)	(565)	1,470	-	32	(32)

Private-label CMBS
2004 and prior	55	55	-	-	57	-	-	-

Total prime	2,143	1,878	(10)	(565)	1,527	-	32	(32)

Alt-A -
Private-label RMBS
2006	169	127	-	(46)	81	-	4	(4)
2004 and prior	3	2	-	-	2	-	-	-

Total Alt-A	172	129	-	(46)	83	-	4	(4)

Subprime
Private-label RMBS
2007	10	9	(2)	-	7	-	-	-
2006	1,113	891	(19)	(295)	611	(29)	(21)	(8)
2005	122	117	(11)	(4)	102	-	-	-
2004 and prior	34	29	(5)	(1)	25	-	-	-

Total subprime	1,279	1,046	(37)	(300)	745	(29)	(21)	(8)

Total private-label MBS	$3,594	$3,053	$(47)	$(911)	$2,355	$(29)	$15	$(44)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes OTTI charges recognized, based on security type and duration of non-credit related and credit related unrealized losses prior to impairment.

	OTTI Related to Non-Credit Losses			OTTI Related to Credit Losses
For the three months ended March 31, 2010	Less than 12 months	Greater than 12 months	Total	Less than 12 months	Greater than 12 months	Total

Available-for-sale securities
Alt-A: Private-label RMBS	$-	$4	$4	$-	$(4)	$(4)

Held-to-maturity securities
Prime: Private-label RMBS	-	32	32	-	(32)	(32)
Subrime: Private-label RMBS	-	(21)	(21)	-	(8)	(8)

Total held-to-maturity	-	11	11	-	(40)	(40)

Total private-label MBS	$-	$15	$15	$-	$(44)	$(44)

The following table presents the components of amortized cost of our private-label MBS as of March 31, 2010.

Unpaid Principal Balance	Life-To-Date Credit Impairment	Other Adjustments [1]	Amortized Cost
$3,594	$(540)	$(1)	$3,053
[1]

Other Adjustments includes the remaining discount of $13 million related to the transfer of certain AFS securities to HTM during 2007 offset by $12 million of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses. See Note 5 – Investments - Held-to-Maturity for further details of the transfer of securities from AFS to HTM.

Unsecured Credit Exposures

For short-term liquidity purposes, we can invest in certificates of deposit, commercial paper, and Federal Funds in order to ensure the availability of funds to meet member credit needs. Because these investments are unsecured, our policy and FHFA regulations restrict these investments to short-term maturities and investment grade issuers. Approved issuers are concentrated in the United States and Europe.

The following table shows the carrying value of our unsecured credit exposure by counterparty credit rating (excluding the U.S. government, agencies, and instrumentalities) and maturities:

As of March 31, 2010	A-1/ P-1	A-1+/ P-1	A-2/ P-1	Total

Unsecured credit exposure maturities:

Overnight	$780	$1,590	$-	$2,370

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

For details on our collateral policies see Advances and Other Member Credit starting on page 72 in our 2009 Form 10-K.

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

	March 31, 2010					December 31, 2009
Rating assigned	Number of Borrowers	% of Total	Credit Outstanding [1]	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding [1]	% of Total	Collateral Loan Value
1-3	420	69%	$10,678	47%	$15,623	438	71%	$13,946	55%	$19,451
4	94	16%	8,170	37%	13,325	91	14%	7,676	30%	12,986
5	90	15%	3,512	16%	4,612	92	15%	3,623	15%	4,477

Total	604	100%	$22,360	100%	$33,560	621	100%	$25,245	100%	$36,914

[1]	Consists of outstanding advances, letters of credit, MPF credit enhancement obligations, and member derivative exposures.

The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third party custodian on our behalf. The method by which a borrower reports collateral is dependent upon the collateral status to which it is assigned as well as the type of collateral being pledged. We assign borrowers to a borrowing base (blanket-lien) status, listing-collateral status, or delivery-

collateral status. Under a blanket lien status, a borrower may report collateral pledged under a summary borrowing base. For members or a class of collateral on listing status, the member must provide the Bank with loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table describes the range of lending values, which we also refer to as collateral loan values, assigned to the types of collateral we accept for advances. Collateral loan values do not imply fair values. It also shows the breakdown of pledged collateral from borrowers by underlying type as of March 31, 2010.

As of March 31, 2010	Lending Values Applied to Majority of Collateral	Gross Value [1] Reported by Active Borrowers	Collateral Loan Value	Effective Discount
Loan collateral-
1-4 family	60% - 85%	$35,985	$23,033	36%
Multi-family	60% - 70%	2,550	1,604	37%
Home equity loans/lines of credit	25% - 50%	10,754	4,532	58%
CFI [2]	50%	484	235	51%
CRE	50%	371	77	79%
Other loan collateral	25%	575	136	76%

Securities-
Cash, US Treasury, and GSE Debt, MBS, & CMO	85% - 100%	3,786	3,608	5%
Private-label MBS & CMO	50%	368	141	62%
Municipal debt [3]	90%	215	194	10%

Total Collateral		$55,088	$33,560	39%

[1]

Gross value is defined as unpaid principal balance for loans and as fair value for securities. For CRE, $278 million of the gross value is based on unpaid principal balance and the remainder at fair value.

[2]	Community Financial Institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.
[3]	Includes only securities issued by municipalities or political subdivisions that are real estate related and supported by the tax-levying authority of the issuer.

We had two members that were placed into receivership with the FDIC by their regulator during the first quarter and another five members were resolved through April 30, 2010. The total dollar value of credit outstanding for the seven institutions resolved through April 30, 2010 (excluding any applicable prepayment fees) at the time of their failure was $185 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution. We did not incur any credit losses on any of these actions.

Letters of Credit

In addition to providing advances, we also provide standby letters of credit as a product we offer to our members. As of March 31, 2010, we had $1.1 billion of standby and confirming letters of credit outstanding on behalf of 59 members, compared to $1.1 billion and 57 members at December 31, 2009. To secure these letters of credit, we require collateral as we do on advances.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans

Overview

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

Under the MPF Xtra product, we purchase MPF Program eligible MPF Loans from participating financial institutions (PFIs) and concurrently sell these MPF Loans to Fannie Mae as a third-party investor. Under the MPF Xtra product, PFIs are not required to provide any credit enhancement (CE Amount) and consequently they are not paid CE Fees as we do for the other conventional MPF products. In addition, PFIs generally retain the right and responsibility for servicing these loans just as they do for the other MPF products described below. See Mortgage Standards on page 10 and MPF Servicing on page 13 in our 2009 Form 10-K.

The following table details MPF Xtra activity.

For the three month period ended March 31,		2010		2009
Loans Funded:
Number of loans funded		2,173		8,537
Amount funded		$305		$1,247

Program Fees:
Earned	$	*	$	*
Deferred [1]		$1		$2
*	Less than $1 million
[1]	Deferred program fees are earned ratably over the contractual life of the loans.

Setting Credit Enhancement Levels

FHFA regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for loan losses. We analyze the risk characteristics of each MPF Loan as provided by the PFI using S&P’s LEVELS® in order to determine the required CE Amount for a loan to be acquired and held as an investment. Except for the MPF Xtra product, we share with PFI’s the risk of credit losses on conventional MPF products by structuring potential losses on MPF Loans into layers with respect to each master commitment. See MPF Loans Credit Enhancement Structure on page 75 of our 2009 Form 10-K.

MPF products with credit enhancement were designed to allow for periodic resets of the CE Amount as further described in Setting Credit Enhancement Levels on page 76 in our 2009 Form 10-K. We had no material changes in reset PFI direct CE Amounts in the first quarter of 2010.

For master commitments with a first loss account (FLA) equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to withhold performance based CE Fees when measuring our effective credit protection. As a result, we hold additional retained earnings against the related master commitments in accordance with the Acquired Member Assets (AMA) regulations which at March 31, 2010 totaled $53 million.

For the MPF Plus product, the PFI is required to provide a supplemental mortgage insurance (SMI) policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of March 31, 2010 and December 31, 2009, the outstanding balance of MPF Loans under these requirements was $9.0 billion and $9.7 billion and the amount of SMI coverage provided against losses was $101 million and $102 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

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

We also face credit risk losses on MPF Loans to the extent such losses are not recoverable under primary mortgage insurance (PMI), as well as the PFIs’ failure to pay servicer paid losses not covered by FHA or HUD insurance, or VA or RHS guarantees. The portion of our MPF Loan balances outstanding exposed to credit losses not recoverable from these sources was approximately $18.4 billion at March 31, 2010 and $19.4 billion at December 31, 2009.

For more information on our credit risk exposure on MPF Loans, see Credit Risk Exposure on page 77 in our 2009 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio. There were no material changes in our PFI Servicer, Credit Enhancement, or geographic concentrations since December 31, 2009. For a description of our concentration risks see page 78 in our 2009 Form 10-K.

Mortgage Guaranty Insurance Provider Concentration–We are exposed to the risk of non-performance of mortgage insurance (MI) companies. Our policy is to limit our exposure to each MI company to 10% of its regulatory capital. For this purpose, exposure is defined as the total of PMI and SMI coverage written by an MI company on MPF Loans held by us. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage. At March 31, 2010, none of the MI companies were in excess of our limits. For more information on our concentration risk exposure from MI companies, see Mortgage Guaranty Insurance Provider Concentration on page 78 in our 2009 Form 10-K.

The following table details our exposure to MI companies providing insurance coverage:

	Loan Balance with PMI	Loan Balance with SMI	Amount of Coverage			%	Lowest Credit Rating as of April 30, 2010
As of March 31, 2010			PMI	SMI	Total
Mortgage Guaranty Insurance Co. (MGIC)	$418	$3,611	$121	$25	$146	32%	B+
Genworth Mortgage Insurance Corp.	173	1,530	51	25	76	17%	BBB-
PMI Mortgage Insurance Co.	180	1,329	51	7	58	13%	B
United Guaranty Residential Insurance Co.	147	1,967	42	39	81	18%	BBB
All Others	303	539	90	5	95	20%	B to not rated

Total MI Coverage	$1,221	$8,976	$355	$101	$456	100%

[1]	All of the above listed MI companies have been placed on negative watch by at least one Nationally Recognized Statistical Rating Organization (NRSRO).

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the MI companies. Based on an analysis using the latest available results as of March 31, 2010, none of the MI companies passed all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests.

If a PMI provider is downgraded, we may request the servicer to obtain replacement PMI coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us.

As of March 31, 2010, no MI company on the approved MI company list currently has an AA- or better claims paying ability rating from more than one NRSRO, so the current criteria for MI companies to remain on the approved MI company list at this time is acceptability for use in S&P’s LEVELS® modeling software.

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

For further discussion of how this may affect us, see Risk Factors on page 25 in our 2009 Form 10-K.

MPF Loan Portfolio Analysis

For the three months ended March 31, 2010, we recorded a $6 million provision for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the increase in delinquent, non-accrual, and impaired MPF Loans.

For the period ending March 31, 2010, our nonaccrual and impaired loan populations grew as the MPF Loan portfolio experienced some additional deterioration and because certain MPF Plus loans were added to the nonaccrual and impaired loan populations. In particular, MPF Plus loans are excluded from nonaccrual and impaired loan status provided PFIs performance CE Fees are continued. Under the terms of the MPF Plus product, when the SMI insurer’s insurance strength rating falls below an AA rating, the PFI forfeits its right to be paid performance CE

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Fees unless the PFI elects to replace the SMI policy (with another qualified SMI policy) or to act as a surety for the SMI policy. In those cases where we retain PFIs’ performance CE Fees, we assume the first loss position for credit losses from the impacted MPF Plus master commitments.

During the first quarter of 2010, certain PFIs forfeited their performance CE Fees. As a result, MPF Plus loans that were 90 days past due were placed on non-accrual status. Further, MPF Plus loans that meet our criteria for collateral dependent loans were classified as impaired loans. As a result, $72 million of MPF Plus loans were deemed to be on non-accrual status and $49 million of those non-accrual status loans were classified as impaired loans. This change resulted in a significant increase in the impaired loan loss reserve of $11 million. This increase was partially offset by the credit enhancement for other MPF products. Specifically, for several Original MPF product master commitments, the impaired loan amount was larger than the existing FLA, meaning that additional losses (up to the CE Amount) would be paid by the PFI. Losses were capped at the lesser of the loss amount or the FLA. The loss severity on these loans also increased from 21% to 22%.

Additional PFIs may elect not to replace their SMI insurers in future periods. As a result, the impaired loan population may continue to increase for MPF Plus loans. If the impaired loan population increases, then we anticipate that further increases to our allowance for loan losses may occur.

The following table summarizes our MPF Loan non-accrual status. For delinquency rate and loss severity trends that impact our estimates on our allowance for loan credit losses, please see Allowance for MPF Loan Loss Methodology and Assumptions on page 64 in our Critical Accounting Policies and Estimates section. For details on our allowance for loan losses see Note 8 – Allowance for Loan Losses.

As of	March 31, 2010	December 31, 2009
MPF Loans - conventional par value	$19,072	$20,114
MPF Loans - government par value	3,302	3,431

MPF Loans, par value	22,374	23,545
MPF Loans past due 90 days or more and still accruing interest [1]	$465	$494
Non-accrual MPF Loans, par value	106	36
% non-accrual of all MPF Loans conventional and government	0.47%	0.15%
Impaired MPF Loans, par value	$74	$25
MPF Loans in foreclosure - conventional [2]	142	129
Real estate owned	55	47

For the periods ended March 31,	2010	2009
Average MPF Loan portfolio balance	$22,810	$26,901
Net (charge-off)/ recovery rate percentage	0.000%	-0.004%
[1]

Includes conventional and government loans which are well-secured and in the process of collection. MPF Loans that are on non-accrual status, and that are viewed as collateral-dependent loans, are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment.

[2]	Includes conventional loans which are well-secured and in the process of collection.

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

The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of March 31, 2010	Notional Amount	Exposure at Fair Value [3]	Cash Collateral Held [5]	Securities Collateral Held	Total Collateral Held	Net Exposure After Collateral [4]
AA	$21,121	$25	$23	$-	$23	$2
A	59,523	87	85	-	85	2
BBB	9	-	-	-	-	-
Affiliates [1]
AA	-	-	-	-	-	-
A	47	-	-	-	-	-

Total Counterparties	80,700	112	108	-	108	4
Member Institutions [2]	260	1	-	-	-	1

Total derivatives	$80,960	$113	$108	$-	$108	$5

[1]	Affiliates are derivative counterparties who are affiliates of our members.
[2]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[3]	Exposure at Fair Value excludes cash collateral held.
[4]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some counterparties are over- collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Total Collateral Held.

[5]	Includes accrued interest.

Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit. At March 31, 2010 and December 31, 2009, our maximum credit risk as defined above was $113 million and $124 million.

At March 31, 2010 we had three counterparties with notional derivative balances outstanding exceeding 10% of our total notional outstanding. These accounted for 52% of the total. We had no net credit exposure to these counterparties after collateral.

Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 9 – Derivatives and Hedging Activities to the financial statements for further details.

Credit Ratings

There have been no changes in our or in the System’s credit ratings subsequent to December 31, 2009.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Final Rule for FHLB Membership of Community Development Financial Institutions (CDFIs)

On January 5, 2010, the FHFA issued a final amendment to its membership regulations to authorize certain non-federally insured certified CDFIs to become members of FHLBs. Under the final rule, effective February 4, 2010, the newly eligible CDFIs include community development loan funds, venture capital funds, and state chartered credit unions without federal deposit insurance provided they are certified by the CDFI Fund of the U.S. Treasury Department. Although we are currently working with a few CDFIs interested in becoming members, we don’t expect this final rule to have a material impact on us.

Proposed Rule on Temporary Increases in Minimum Capital Levels

On February 8, 2010, the FHFA issued a proposed rule that, if adopted as proposed, would set forth certain standards and procedures that the Director of the FHFA would employ in determining whether to require or rescind a temporary increase in the minimum capital levels for any of the FHLBs, Fannie Mae and Freddie Mac. To the extent that the final rule results in an increase in our capital requirements, our ability to purchase additional investments may be restricted, which may negatively impact our net income. The comment period on this proposed rule ended on April 9, 2010.

Final Rule on FHLB Directors’ Eligibility, Elections, Compensation and Expenses

On April 5, 2010, the FHFA issued a final rule on FHLB director eligibility, elections, compensation, and expenses. Regarding eligibility and elections, the final rule provides for the automatic termination of a directorship that is redesignated to a new state prior to the end of the original term as a result of the annual designation of FHLB directorships, with a new directorship created for the new state. The new directorship is to be filled by an election of the members. Regarding compensation and expenses, the final rule, among other things: allows an FHLB to pay directors reasonable compensation and reimburse necessary expenses; requires an FHLB to adopt a written compensation and reimbursement of expenses plan; prescribes certain related reporting requirements; and prohibits payments to FHLB directors who regularly fail to attend board or committee meetings. The FHFA Director may object to, and prohibit prospectively, compensation and/or expenses that the FHFA Director deems unreasonable.

Final Rule on Restructuring the Board of Directors of the FHLB System Office of Finance

On August 4, 2009, the FHFA issued a proposed rule regarding the restructuring of the board of directors of the Office of Finance. On May 3, 2010, the FHFA issued a final ruling restructuring the board of directors of the FHLBs’ Office of Finance, which will become effective June 2, 2010. Among other things, the final rule: (1) increases the size of the board such that it will be comprised of the twelve FHLB presidents and five independent directors; (2) creates an audit committee; (3) provides for the creation of other committees; (4) sets a method for electing independent directors along with setting qualifications for these directors; and (5) provides that the method of funding the Office of Finance and allocating its expenses among the FHLBs shall be as determined by policies adopted by the board of directors. Under the final rule the audit committee of the Office of Finance board of directors would be comprised solely of the five independent directors and would be charged with oversight of greater consistency in accounting policies and procedures among the FHLBs as it relates to the information submitted for the combined financial reports of the Office of Finance.

Proposed Regulation on FDIC Assessments

On May 3, 2010, the FDIC issued a proposed regulation with a comment deadline of July 2, 2010 to revise the assessment system applicable to financial institutions that would, among other things, revise the initial base assessment rates for all insured depository institutions. The FDIC’s proposed regulation would not change the assessment rates for FHLB advances unless an institution’s secured liabilities exceed 25 percent of its domestic deposits. Accordingly, increases in the assessment rates for impacted members may have a negative impact on their demand for our advances.

Proposed Rule Regarding FHLB Investments

On May 4, 2010 the FHFA issued a proposed rule regarding FHLB investments that would, among other things, incorporate certain current limitations on the level of an FHLB’s MBS investments that are applicable to an FHLB as a matter of FHFA financial management policy and order, including without limitation the provision limiting the level of an FHLB’s MBS investments to no more than 300% of an FHLB’s capital. The proposal also requests comment on whether additional limitations on an FHLB’s MBS investments, including its private-label MBS investments, should be adopted as part of a final rule and whether with respect to private-label MBS investments such limitations should be based on an FHLB’s level of retained earnings or some other basis or prohibited entirely. Comments on the proposed rule are due on July 6, 2010. To the extent that a final rule restricts our ability to purchase additional investments, our net income may be negatively impacted.

Proposed Financial Regulatory Reform

In response to the financial crisis, the Obama Administration has proposed sweeping reforms designed to overhaul a wide range of financial activities, prevent future taxpayer bailouts, monitor systemic risks posed by the largest financial firms, increase regulation of consumer financial products, and revamp the derivatives market.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act, which would, among other things: (1) create a consumer financial protection agency; (2) create an inter-agency oversight council to identify and regulate systemically-important financial institutions; (3) regulate the over-the-counter derivatives market; (4) reform the credit rating agencies; (5) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest including for executive compensation and golden parachutes; and (6) create a federal insurance office that will monitor the insurance industry.

On March 22, 2010, similar legislation was approved by the U.S. Senate Committee on Banking, Housing, and Urban Affairs and is currently pending before the Senate. However, there are several provisions in the Senate version that would inadvertently affect the FHLBs. First, institutions deemed to be systemically important, which could include the FHLBs, would be limited to lending any one borrower no more than an amount equal to 25 percent of the institution’s capital. If imposed, this limit could significantly reduce the amount of our advances. The House version exempts the FHLBs from these provisions, but currently, the Senate version does not.

The Senate version also creates a new receivership regime and assessment fund for systemically important institutions, which could apply to the FHLBs even though Congress created a specialized resolution process for the FHLBs, Fannie Mae, and Freddie Mac two years ago in the Housing and Economic Recovery Act of 2008. Other entities with specialized resolution authorities, such as insured depository institutions, are excluded from the new authority in the Senate version, but currently no exemption has been provided for the FHLBs. The House version includes an exemption for the FHLBs.

Finally, the Senate version imposes restrictions on proprietary trading for systemically important companies. While the obligations of Fannie Mae and Freddie Mac are specifically excluded from these provisions, FHLB obligations are not. As a result, if this provision were enacted, the liquidity of FHLB debt could be reduced.

Depending on whether either of these versions or a compromise version is ultimately enacted and depending on the final content of any such legislation, our business, operations, funding costs, rights, obligations, and/or the manner in which we carry out our housing-finance mission may be impacted. For example, regulations on the over-the-counter derivatives market that may be issued under this legislation could materially impact our ability to hedge our interest-rate risk exposure from advances, achieve our risk management objectives, and act as an intermediary between our members and counterparties. However, we cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation might be and so we cannot predict what impact this or similar legislation may have on our members or us. See Risk Factors on page 21 in our 2009 Form 10-K.

Housing Finance Reform

In addition to the financial regulatory reform effort, the Obama Administration is in the process of developing recommendations for Congress regarding reform of the U.S. housing finance system, including fundamental reform of Fannie Mae and Freddie Mac. As part of this process, on April 14, 2010, the Treasury Department released a list of questions concerning the future role of the federal government in housing policy and invited public comments. It also announced plans to hold a series of public forums across the country seeking input. The intent of this process is to develop recommendations for Congress to consider. As one of the housing government sponsored enterprises (GSEs) and a primary provider of housing finance in the U.S., these discussions are likely to include the role of the FHLBs and how we operate. However, we cannot predict the outcome of any recommendations or whether any reform legislation will be ultimately be enacted, and if so, what impact it may have on our members or us. See Risk Factors on page 21 in our 2009 Form 10-K.

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

Market Risk Exposures

Market risk is the risk that the value of our financial assets will decrease due to changes in market risk factors. While there are several market risk factors that may impact the value of our financial assets, interest rate risk is the most critical. Our key interest rate risk exposures include:

•	Yield curve risk – We are exposed to movements in the benchmark yield curve used to discount the future cash flows from our assets, liabilities, and derivatives.

•	Option risk – We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve.

•	Basis risk – We are exposed to basis risk as the yields on different securities are determined on different

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread To Swap Curve	Mortgage Spread
As of March 31, 2010
Advances	$(4)	$5	$-	$(6)	$-
MPF Loans	(7)	(36)	(2)	(9)	3
Mortgage Backed Securities	(10)	(11)	(1)	(12)	1
Other interest earning assets	(1)	-	-	(6)	-
Interest-bearing liabilities	15	11	-	15	-
Derivatives	5	-	-	-	-

Total	$(2)	$(31)	$(3)	n/m	$4

As of December 31, 2009
Advances	$(4)	$6	$-	$(6)	$-
MPF Loans	(7)	(38)	(2)	(9)	3
Mortgage Backed Securities	(8)	(13)	(1)	(10)	1
Other interest earning assets	(1)	-	-	(6)	-
Interest-bearing liabilities	16	11	-	16	-
Derivatives	3	(1)	-	-	-

Total	$(1)	$(35)	$(3)	n/m	$4

Yield	curve risk – Change in fair value for a one basis point parallel increase in the swap curve.
Option	risk (implied volatility) – Change in fair value for a one percent parallel increase in the swaption volatility.
Option	risk (prepayment speeds) – Change in fair value for a one percent increase in prepayment speeds.
Basis	risk (Spread to swap curve) – Change in fair value for a one basis point parallel increase in the spread to the swap curve.
Basis	risk (Mortgage spread) – Change in fair value for a one basis point increase in mortgage rates.

n/m = Spread movements to the swap curve within each category are independent of the other categories and therefore are not additive and a total is not meaningful.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

During the first quarter of 2010 our sensitivity to changes in implied volatility has decreased, from an expected $35 million loss for a one percent increase in implied volatility to a $31 million loss.

The sensitivities above are limited in that they do not incorporate other risks, including – but not limited to – non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves.

Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of March 31, 2010, our duration gap was 1.3 months, compared to 1.0 month as of December 31, 2009.

As of March 31, 2010, our fair value deficit (relative to book value) was $604 million, and our market-to-book value ratio was 80%. At December 31, 2009 our fair value deficit was $817 million, and our market-to-book value ratio was 71%. These improvements were primarily due to favorable movements in implied volatility, although spreads also substantially contributed.

Interest Rate Risk Management

We manage our exposures to yield curve and volatility using swaps, swaptions, futures, options on futures and mortgages, caps, floors and callable debt. We do not manage exposure to spreads. We may conduct hedging activity to reduce exposure in a single transaction or a group of transactions. We evaluate hedging daily and modify positions as we believe necessary. See Note 9 – Derivatives and Hedging Activities for further information.

Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Interest Rate Risk Policy, which defines our interest rate risk limits.

On February 20, 2009, we received a non-objection letter from the FHFA related to our proposal to apply temporarily direct dollar limits on fair value changes under parallel interest rate shocks instead of the duration and convexity limits that were applied in the past. The Interest Rate Risk Policy in effect reflects this proposal and places direct dollar limits on fair value changes for select, parallel interest rate scenarios between -200 and +200 basis points. Some scenarios will not be measured when swap rates are less than 2%.

We continue to work with the FHFA to develop appropriate interest rate risk policies, and we submitted revised policies to the Deputy Director on April 9, 2010.

The following table summarizes our fair value changes with respect to our policy limits.

	Change in Fair Value as of		Change in Fair Value Must be Greater Than
Scenario	March 31, 2010	December 31, 2009
-200 bp	*	*	(185.0)
-100 bp	*	*	(77.5)
-50 bp	*	*	(30.0)
-25 bp	*	*	(12.5)
+25 bp	(24.1)	(9.8)	(25.0)
+50 bp	(42.1)	(23.6)	(60.0)
+100 bp	(93.2)	(85.7)	(155.0)
+200 bp	(263.6)	(280.8)	(370.0)
*	Due to the low interest rate environment these values cannot be calculated.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

For the first quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Controls and Procedures on page 85 of our 2009 Form 10-K.

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

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 21 in our 2009 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 6.	Exhibits

10.1	First Amendment to Sublease Agreement, dated January 26, 2010 [1]

10.2	Federal Home Loan Bank of Chicago Executive Incentive Compensation Plan, dated January 26, 2010 [2]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
[1]	Filed with our 8-K Current Report on February 1, 2010
[2]	Filed with our 2009 Form 10-K on March 18, 2010

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

CDFI: Community development financial institution

CDO: Collateralized debt obligation

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

CMBS: Commercial mortgage backed securities

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

Federal Reserve: Federal Reserve Bank of New York

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

MBS: Mortgage-backed securities

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

MRCS: mandatorily redeemable capital stock

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

Federal Home Loan Bank of Chicago

/s/ Matthew R. Feldman
	By:	Matthew R. Feldman
	Title:	President and Chief Executive Officer
Date: May 13, 2010	(Principal Executive Officer)

/s/ Roger D. Lundstrom
	By:	Roger D. Lundstrom
	Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date: May 13, 2010	(Principal Financial Officer and Principal Accounting Officer)

S-1