Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Chicago
filed 2010-08-12
CIK 1331451

Federal Home Loan Bank of Chicago

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 28,185,102 shares of registrant’s capital stock outstanding as of July 31, 2010.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I

Item 1.	Financial Statements

Statements of Condition (unaudited)

(Dollars in millions, except par value)

	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$458	$2,823
Federal Funds sold and securities purchased under agreements to resell	5,845	2,715
Investment securities -
Trading ($50 and $51 pledged)	1,364	1,370
Available-for-sale ($678 and $656 pledged)	25,580	20,019
Held-to-maturity[1] ($1,573 and $1,265 pledged)	11,390	12,689

Total investment securities	38,334	34,078

Advances ($4 and $4 carried at fair value)	21,103	24,148
MPF Loans held in portfolio, net of allowance for loan losses ($24 and $14)	21,567	23,838
Accrued interest receivable	214	247
Derivative assets	43	44
Software and equipment, net	51	25
Other assets	128	156

Total assets	$87,743	$88,074

Liabilities
Deposits -
Interest bearing, incl. $13 and $11 from other FHLBs	$768	$854
Non-interest bearing	119	148

Total deposits	887	1,002

Securities sold under agreements to repurchase	1,200	1,200
Consolidated obligations, net -
Discount notes ($3,209 and $0 carried at fair value)	18,458	22,139
Bonds ($10,520 and $4,749 carried at fair value)	60,586	58,225

Total consolidated obligations, net	79,044	80,364

Accrued interest payable	330	376
Mandatorily redeemable capital stock	488	466
Derivative liabilities	1,090	713
Affordable Housing Program assessment payable	27	13
Investment securities traded but not yet settled	989	497
Other liabilities	99	65
Subordinated notes	1,000	1,000

Total liabilities	85,154	85,696

Commitments and contingencies (Note 15)

Capital
Capital stock - putable ($100 par value) issued and outstanding shares -
23 million shares for both periods presented	2,331	2,328
Retained earnings	825	708
Accumulated other comprehensive income (loss)	(567)	(658)

Total capital	2,589	2,378

Total liabilities and capital	$87,743	$88,074

[1]	Fair values of held-to-maturity securities: $12,269 and $13,345 at June 30, 2010 and December 31, 2009.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)

(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income	$710	$753	$1,382	$1,541
Interest expense	517	594	1,047	1,238

Net interest income before provision for credit losses	193	159	335	303
Provision for credit losses	5	2	11	5

Net interest income	188	157	324	298

Non-interest gain (loss) on -
Other-than-temporary impairment charges, credit portion[1]	(27)	(124)	(71)	(210)
Trading securities	(2)	(2)	(3)	(11)
Sale of available-for-sale securities	-	-	-	19
Derivatives and hedging activities	29	122	(34)	50
Instruments held under fair value option	(6)	(1)	(8)	(2)
Early extinguishment of debt ($0 and $(5) from debt transferred to other FHLBs)	-	-	-	(5)
Other, net	2	3	6	6

Total non-interest gain (loss)	(4)	(2)	(110)	(153)

Non-interest expense -
Compensation and benefits	15	16	29	30
Professional service fees	2	3	5	5
Amortization and depreciation of software and equipment	5	4	7	8
MPF Program expense	1	2	3	4
Finance Agency and Office of Finance expenses	1	2	3	3
Other expense	2	2	7	8

Total non-interest expense	26	29	54	58

Income (loss) before assessments	158	126	160	87

Assessments -
Affordable Housing Program	13	7	13	7
Resolution Funding Corporation	29	16	30	16

Total assessments	42	23	43	23

Net income	$116	$103	$117	$64

[1] Components of the other-than-temporary impairment charges are as follows:

Total other-than-temporary impairment	$(8)	$(244)	$(37)	$(1,286)
Less: non-credit portion reclassified from (to) other comprehensive income	19	(120)	34	(1,076)

Other-than-temporary impairment charges, credit portion	$(27)	$(124)	$(71)	$(210)

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)

(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)[3]	Total Capital	Comprehensive Income (Loss)
	Shares[1]	Par Value
Balance, December 31, 2008	24	$2,386	$540	$(639)	$2,287
January 1, 2009, cumulative effect non-credit impairment adjustment[2]			233	(233)	-
Net income			64		64	$64
Accumulated other comprehensive income (loss) net change in -
Available-for-sale (AFS) securities				45		45
AFS securities OTTI non-credit				(15)		(15)
Held-to-maturity (HTM) securities previously transferred from AFS				39		39
HTM securities OTTI non-credit				(965)		(965)
Net change in cash flow hedging activities				254		254

Total change in accumulated other comprehensive income (loss)					(642)
Proceeds from issuance of capital stock	1	100			100
Reclassification of capital stock to mandatorily redeemable	(1)	(111)			(111)

Balance, June 30, 2009	24	$2,375	$837	$(1,514)	$1,698	$(578)

Balance, December 31, 2009	23	$2,328	$708	$(658)	$2,378
Net income			117		117	$117
Accumulated other comprehensive income (loss) net change in -
AFS securities				402		402
AFS securities OTTI non-credit				11		11
HTM securities previously transferred from AFS				10		10
HTM securities OTTI non-credit				124		124
Net change in cash flow hedging activities				(456)		(456)

Total change in accumulated other comprehensive income (loss)					91
Proceeds from issuance of capital stock	*	25			25
Reclassification of capital stock to mandatorily redeemable	*	(22)			(22)

Balance, June 30, 2010	23	$2,331	$825	$(567)	$2,589	$208

*	Less than 1 million shares

[1]	Shares exclude outstanding shares reclassified to mandatorily redeemable capital stock of 5 million shares and 4 million shares at June 30, 2010 and 2009.
[2]

On April 9, 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI. We adopted the FASB guidance effective January 1, 2009 and a cumulative effect on retained earnings was recorded. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations in our 2009 Form 10-K.

[3]	See Note 13—Accumulated Other Comprehensive Income (Loss) for further detail.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)

(Dollars in millions)

	For the six months ended June 30,	2010	2009
Operating	Net cash provided by (used in) operating activities	$224	$(68)

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(3,130)	(7,210)
	Net change in advances	3,079	10,752
	MPF Loans -
	Principal collected	2,282	5,023
	Purchases	(24)	(15)
	Trading securities -
	Proceeds from maturities, sales and paydowns	2	303
	Purchases	-	(1,106)
	Held-to-maturity securities [1] -
	Short-term held-to-maturity securities, net	(40)	305
	Proceeds from maturities and paydowns	1,663	1,512
	Purchases	(1)	(12)
	Available-for-sale securities -
	Proceeds from maturities, sales, and paydowns	500	645
	Purchases	(5,100)	(7,778)
	Proceeds from sale of foreclosed assets	44	26
	Capital expenditures for software and equipment	(4)	(4)

	Net cash provided by (used in) investing activities	(729)	2,441

Financing	Net change in deposits, incl. $2 and $(1) from other FHLBs	(115)	428
	Net proceeds from issuance of consolidated obligations -
	Discount notes	611,413	453,155
	Bonds	24,180	3,708
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(615,082)	(442,334)
	Bonds, incl. $0 and $(112) transferred to other FHLBs	(22,212)	(17,411)
	Net proceeds (payments) on derivative contracts with financing element	(69)	(44)
	Proceeds from issuance of capital stock	25	100
	Redemptions of mandatorily redeemable capital stock	-	(86)

	Net cash provided by (used in) financing activities	(1,860)	(2,484)

	Net increase (decrease) in cash and due from banks	(2,365)	(111)
	Cash and due from banks at beginning of year	2,823	130

	Cash and due from banks at end of period	$458	$19

Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	22	111
	Transfer of MPF Loans to real estate owned	68	45
	Noncash investing and financing activity - capital lease	28	2

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

Significant Accounting Policies – Our significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2009. These interim financial statements should be read in conjunction with those audited financial statements and notes. The notes to these interim financial statements highlight the significant changes to those notes. The following table identifies where a detailed description of each policy can be found in our 2009 Form 10-K.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Adopted in 2010:

Transfers of Financial Assets

On June 12, 2009, the FASB issued new accounting guidance on the accounting for transfers of financial assets. The guidance eliminates the scope exception for qualifying special purpose entities with respect to applying consolidation accounting guidance and provides clarifying guidance for purposes of determining whether or not a transfer of a financial asset is accounted for as a sale or a secured borrowing. This guidance is applicable only to our transfers of financial assets occurring on or after January 1, 2010. As a result, it has no effect on sales of MPF Loans or participations that occurred prior to January 1, 2010. We have determined that the guidance did not have an effect on our operating activities and financial statements as of January 1, 2010. Our determination of whether variable interest entities previously considered qualifying SPEs should be consolidated under the new accounting guidance for variable interest entities is discussed in Note 5 – Investment Securities.

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

Issued but effective after June 30, 2010:

Embedded Credit Derivative Features

In March of 2010, the FASB issued amendments clarifying what constitutes the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to potential bifurcation and separate accounting as a derivative. The amendments clarify what circumstances (e.g. embedded written credit default swaps) are not subject to the scope exception. The amendments are effective for us July 1, 2010. Upon adoption, the new guidance pertaining to embedded credit derivative features had no impact on our financial statements or operating activities. However, the transition provisions of the new guidance did have an effect on our financial statements upon adoption. Specifically, entities were permitted to irrevocably elect the fair value option for any beneficial interest in a securitized financial asset.

Effective July 1, 2010, we elected to adopt the fair value option for certain held-to-maturity mortgage-backed securities (MBS) to enable their inclusion in regulatory liquidity requirements. In this regard, it should be noted that we could have met this requirement by taking other actions. In particular, we could have continued to carry these MBS as held-to-maturity and acquired new securities classified as trading securities. However, we deemed it more cost effective to elect the fair value option for these MBS rather than incur the cost of acquiring new securities. Accordingly, the election of the fair value option was unrelated to our ability to continue to hold the remaining securities within our held-to-maturity portfolio until maturity. We only selected the amount of securities necessary to achieve our targeted liquidity requirements. We currently have no plans to sell these securities.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

We expect that electing the fair value option for these MBS will offset some of the volatility in earnings resulting from spread changes on consolidated obligation bonds that are carried at fair value under the fair value option. Specifically, we selected certain government agency held-to-maturity MBS with a carrying amount of $390 million for application of the fair value option. As of July 1, 2010, the difference between the amortized cost and fair value of these MBS resulted in a cumulative effect adjustment of a $25 million gain, which was recorded as an adjustment to our beginning July 1, 2010 retained earnings and had no impact on our AHP or REFCORP expense or accruals. None of the MBS in which we elected the fair value option were considered impaired, and accordingly, no credit impairment write-down was recognized into net income at the time of adoption.

Consistent with the original accounting transition guidance for fair value option accounting, these MBS will be reclassified from held-to-maturity securities to trading securities with subsequent changes in fair value immediately recognized into earnings. Also consistent with the original accounting transition guidance for fair value option accounting, election of the fair value option for these held-to-maturity MBS will not impact the remaining held-to-maturity investment portfolio.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July of 2010, the FASB issued amended guidance that will affect our disclosures related to our allowance for loan losses. The objective of the new guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses. Specifically, it will require additional disclosures to assist financial statement users in evaluating an entity’s allowance for credit losses by providing a greater level of disaggregated information. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$5	$4	$7	$7

Investment securities -
Trading	5	12	11	22
Available-for-sale	164	70	309	94
Held-to-maturity	150	187	308	381

Total investment securities	319	269	628	497

Advances interest income	71	146	161	335
Prepayment fees	62	11	70	14

Total Advances	133	157	231	349

MPF Loans held in portfolio	257	329	525	700
Less: Credit enhancement fees paid	(4)	(6)	(9)	(12)

MPF Loans held in portfolio, net	253	323	516	688

Total interest income	710	753	1,382	1,541

Interest Expense -
Deposits	-	1	-	1
Securities sold under agreements to repurchase	5	7	9	17

Consolidated obligations[1] -
Discount notes	97	90	191	171
Bonds	401	482	819	1,021

Total consolidated obligations	498	572	1,010	1,192

Subordinated notes	14	14	28	28

Total interest expense	517	594	1,047	1,238

Net Interest Income before provision for credit losses	193	159	335	303
Provision for credit losses	5	2	11	5

Net interest income	$188	$157	$324	$298

[1]

We reclassified $50 million and $89 million from consolidated obligation bond interest expense to discount note interest expense to properly reflect the interest expense incurred relative to certain cash flow hedges during the three and six months ended June 30, 2009.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

Trading Securities

The following table presents the fair value of trading securities, including MBS. Our GSE securities are issued or guaranteed by Fannie Mae or Freddie Mac.

Fair values as of:	June 30, 2010	December 31, 2009

GSE	$809	$812
Temporary liquidity guarantee program (FDIC-TLGP)	536	536

MBS:
GSE	16	18
Government-guaranteed	3	4

Total MBS	19	22

Total trading securities	$1,364	$1,370

Gains and Losses on Investment Securities

Gains and losses on sales of securities are determined using the specific identification method and are included in other non-interest income.

Trading Securities

The net gains (losses) on trading securities were as follows.

	Three months		Six months
For the periods ending June 30,	2010	2009	2010	2009
Net realized gain (loss)	$-	$-	$-	$-
Net unrealized gain (loss)	(2)	(2)	(3)	(11)

Net gain (loss) on trading securities	$(2)	$(2)	$(3)	$(11)

AFS Securities

The net gains (losses) on AFS securities were as follows.

	Three months		Six months
For the periods ending June 30,	2010	2009	2010	2009
Proceeds from sales of AFS securities	$-	$-	$-	$372

Realized gain	$-	$-	$-	$19
Realized loss	-	-	-	-

Net realized gain (loss) from sales of AFS securities	$-	$-	$-	$19

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value – Available-for-Sale Securities (AFS)

The following tables present the amortized cost and fair value of our AFS securities.

	Available-for-Sale
As of June 30, 2010	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)		Gross Unrealized Gains			Gross Unrealized Losses	Fair Value
Temporary liquidity guarantee program (FDIC-TLGP)	$184	$-		$1		$	*	$185
Federal Farm Credit (FFCB)	50	-		-			*	50
Tennessee Valley Authority (TVA)	65	-		4			-	69
Small Business Administration	804	-		32			-	836
FFELP student loan ABS	8,592	-		556			(22)	9,126
MBS:
GSE residential	11,738	-		535	[1]		-	12,273
Government-guaranteed residential	2,857	-		108			(1)	2,964
Private-label residential	122	(62	) [2]	18	[2]		(1)	77

Total MBS	14,717	(62)		661			(2)	15,314

Total	$24,412	$(62)		$1,254			$(24)	$25,580

*	Less than $1 million

[1]	Net unrealized gains of $231 million related to hedged AFS securities were recognized into derivatives and hedging activities.
[2]

The following table presents a reconciliation of the AFS OTTI loss recognized through Accumulated Other Comprehensive Income (Loss) (AOCI) to the total net non-credit portion of OTTI losses on AFS securities in AOCI.

As of June 30, 2010	Balance December 31, 2009	YTD Change	Balance June 30, 2010
Total non-credit OTTI loss recognized in AOCI	$(67)	$5	$(62)
Subsequent unrealized changes in fair value	12	6	18

OTTI-related component of AOCI	$(55)	$11	$(44)

	Available-for-Sale
As of December 31, 2009	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
GSE	$57	$-	*		$-	$57
Temporary liquidity guarantee program (FDIC-TLGP)	101	-	1		-	102
TVA	25	-	*		-	25
Small Business Administration	752	-	10		*	762
FFELP student loan ABS	8,789	-	534		(1)	9,322
MBS:
GSE residential	8,070	-	82	[1]	(86)	8,066
Government-guaranteed residential	1,563	-	44		(4)	1,603
Private-label residential	138	(67)	12		(1)	82

Total MBS	9,771	(67)	138		(91)	9,751

Total	$19,495	$(67)	$683		$(92)	$20,019

*	Less than $1 million

[1]	Net unrealized loss of $1 million was recognized into derivatives and hedging activities related to fair value hedges of these securities.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value – Held-to-Maturity Securities

The following tables present the amortized cost and fair value of our HTM securities.

	Held-to-Maturity
As of June 30, 2010	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

GSE	$407	$-	$407	$27	$-	$434
State or local housing agency obligations	38	-	38	-	*	38
Small Business Administration	373	-	373	3	(3)	373

MBS:
GSE residential	7,942	-	7,942	566	*	8,508
Government-guaranteed residential	432	-	432	9	*	441
MPF Shared Funding	211	-	211	-	(1)	210
Private-label residential	2,731	(799)	1,932	312	(35)	2,209
Private-label commercial	55	-	55	1	*	56

Total MBS	11,371	(799)	10,572	888	(36)	11,424

Total	$12,189	$(799)	$11,390	$918	$(39)	$12,269

*	Less than $1 million

	Held-to-Maturity
As of December 31, 2009	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

GSE	$408	$-	$408	$21	$-	$429
State or local housing agency obligations	41	-	41	*	*	41
Small Business Administration	332	-	332	3	(1)	334

MBS:
GSE residential	9,215	-	9,215	474	(3)	9,686
Government-guaranteed residential	330	-	330	4	-	334
MPF Shared Funding	232	-	232	*	(4)	228
Private-label residential	2,998	(923)	2,075	243	(82)	2,236
Private-label commercial	56	-	56	1	*	57

Total MBS	12,831	(923)	11,908	722	(89)	12,541

Total	$13,612	$(923)	$12,689	$746	$(90)	$13,345

*	Less than $1 million

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolios for periods less than 12 months and for 12 months or more.

	Less than 12 Months				12 Months or More
As of June 30, 2010	Fair Value		Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value		Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)

Available-for-Sale Securities
Temporary liquidity guarantee program (FDIC-TLGP)	$73	$	*	$-	$-		$-	$-
Federal Farm Credit (FFCB)	50		*	-	-		-	-
FFELP student loan ABS	1,413		(22)	-	-		-	-

MBS:
Government-guaranteed residential	140		(1)	-	-		-	-
Private-label residential	-		-	-	77		(1)	(44)

Total MBS	140		(1)	-	77		(1)	(44)

Total available-for-sale	$1,676		$(23)	$-	$77		$(1)	$(44)

Held-to-Maturity Securities
State or local housing agency obligations	$-		$-	$-	$1	$	*	$-
Small Business Administration	57		(3)	-	2		*	-

MBS:
GSE residential	131		*	-	-		-	-
Government-guaranteed residential	104		*	-	-		-	-
MPF Shared Funding	174		*	-	7		(1)
Private-label residential	*		*	-	2,178		(35)	(799)
Private-label commercial	-		-	-	10		*

Total MBS	409		-	-	2,195		(36)	(799)

Total held-to-maturity	$466		$(3)	$-	$2,198		$(36)	$(799)

*	Less than $1 million

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

	Less than 12 Months				12 Months or More
As of December 31, 2009	Fair Value		Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value		Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)

Available-for-Sale Securities
Small Business Administration	$114	$	*	$-	$-		$-	$-
FFELP student loan ABS	1,702		(1)	-	-		-	-

MBS:
GSE residential	4,990		(86)	-	-		-	-
Government-guaranteed residential	288		(4)	-	-		-	-
Private-label residential	-		-	-	82		(1)	(55)

Total MBS	5,278		(90)	-	82		(1)	(55)

Total available-for-sale	$7,094		$(91)	$-	$82		$(1)	$(55)

Held-to-Maturity Securities
State or local housing agency obligations	$-		$-	$-	$1	$	*	$-
Small Business Administration	58		(1)	-	1		*	-

MBS:
GSE residential	70		(3)	-	2		*	-
MPF Shared Funding	190		(2)	-	7		(2)	-
Private-label residential	*		*	-	2,203		(82)	(923)
Private-label commercial	-		-	-	10		*	-

Total MBS	260		(5)	-	2,222		(84)	(923)

Total held-to-maturity	$318		$(6)	$-	$2,224		$(84)	$(923)

*	Less than $1 million

Maturity Terms

The following table presents the amortized cost and fair value of AFS and HTM securities by contractual maturity for non-MBS. We have excluded MBS and Federal Family Education Loan Program (FFELP) student loan ABS from this table because the expected maturities of these securities may differ from contractual maturities as borrowers of the underlying loans have the right to prepay.

	Available-for-Sale		Held-to-Maturity
June 30, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Non-MBS by Year of Maturity -
Due in one year or less	$-	$-	$302	$301
Due after one year through five years	234	235	419	446
Due after five years through ten years	363	372	59	59
Due after ten years	506	533	38	39

Total non-MBS	$1,103	$1,140	$818	$845

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited )

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

•

If we do not expect to recover the entire amortized cost basis of the investment security, in which case the difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.

For further details regarding our accounting and methodology for determining other-than-temporary impairment on our investment securities, see Note 7 on page F-13 in our 2009 Form 10-K.

Significant Inputs Used to Calculate OTTI

Our housing price forecast as of June 30, 2010 assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the 3- to 9-month period beginning April 1, 2010. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year.

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined during the second quarter of 2010. The classification (prime, Alt-A, and subprime) is based on the model used to run the estimated cash flows for each security, which may not necessarily be the same classification at the time of origination.

	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
As of June 30, 2010	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %

2006	10.1%	7.0%-11.2%	36.1%	31.9%-45.2%	38.4%	29.9%-42.5%	7.8%	5.4%-16.8%
2004 and prior	17.1%	15.1%-18.9%	1.5%	0.0%-3.1%	11.2%	0.0%-23.7%	24.4%	9.4%-37.9%
Total Prime	10.3%	7.0%-18.9%	35.5%	0.0%-45.2%	38.0%	0.0%-42.5%	8.0%	5.4%-37.9%

2006	9.8%	7.9%-11.5%	58.8%	46.3%-71.5%	49.3%	46.7%-55.6%	13.0%	2.1%-19.3%
2005	11.1%	11.1%	45.9%	45.9%	48.1%	48.1%	8.6%	8.6%
Total Alt-A	9.9%	7.9%-11.5%	58.0%	45.9%-71.5%	49.2%	46.7%-55.6%	12.7%	2.1%-19.3%

2006	5.8%	3.2%-6.9%	78.0%	70.6%-90.9%	68.7%	65.0%-75.7%	26.0%	(5.4)%-41.4%
2005	5.1%	5.0%-5.3%	80.2%	78.3%-80.9%	67.2%	63.6%-68.6%	27.0%	16.5%-30.9%
2004 and prior	14.1%	14.1%	29.6%	29.6%	70.2%	70.2%	79.3%	79.3%
Total Subprime	5.8%	3.2%-14.1%	78.1%	29.6%-90.9%	68.6%	63.6%-75.7%	26.1%	(5.4)%-79.3%

Total RMBS	7.7%	3.2%-18.9%	56.7%	0.0%-90.9%	50.8%	0.0%-75.7%	9.0%	(5.4)%-79.3%

In the table above, a negative current credit enhancement exists when the remaining principal balance on the supporting collateral is less than the remaining principal balance of the security.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

We have recognized OTTI as shown in the following table:

For the three months ended June 30, 2010	Total OTTI	OTTI Related to Non-credit Losses [1]	OTTI Related to Credit Losses
AFS securities	$-	$1	$(1)
HTM securities	(8)	18	(26)

Total OTTI impairment	$(8)	$19	$(27)

For the three months ended June 30, 2009
AFS securities	$6	$14	$(8)
HTM securities	(250)	(134)	(116)

Total OTTI impairment	$(244)	$(120)	$(124)

For the six months ended June 30, 2010	Total OTTI	OTTI Related to Non-credit Losses [1]	OTTI Related to Credit Losses
AFS securities	$-	$5	$(5)
HTM securities	(37)	29	(66)

Total OTTI impairment	$(37)	$34	$(71)

For the six months ended June 30, 2009
AFS securities	$(46)	$(27)	$(19)
HTM securities	(1,240)	(1,049)	(191)

Total OTTI impairment	$(1,286)	$(1,076)	$(210)

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

The following table shows the outstanding balances on securities that were other-than-temporarily impaired in the current quarter:

Balance as of June 30, 2010	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
AFS securities	$96	$72	$43	$43
HTM securities	1,203	1,035	710	830

Total impaired securities	$1,299	$1,107	$753	$873

We recognized credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses were recognized in AOCI since we do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost basis. We did not recognize OTTI charges on our other MBS in unrealized loss positions because: we expect to recover the entire amortized cost basis, we do not intend to sell them, and we believe it is more likely than not that we will not be required to sell these securities prior to recovering their amortized cost basis.

The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. During the three and six months ending June 30, 2010, we recorded accretion of $48 million and $95 million as compared to $72 million and $83 million for the three and six months ended 2009.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables show the change in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities:

For the three months ended	2010			2009
	AFS	HTM	Total	AFS	HTM	Total

Balance as of April 1,	$44	$490	$534	$14	$125	$139

Additions:
Credit losses for which OTTI was not previously recognized	-	2	2	-	12	12
Additional credit losses on securities for which an OTTI charge was previously recognized	1	24	25	8	104	112

Reductions:
None	-	-	-	-	-	-

Balance as of June 30,	$45	$516	$561	$22	$241	$263

For the six months ended	2010			2009
	AFS	HTM	Total	AFS	HTM	Total
Balance as of January 1,	$40	$450	$490	$3	$50	$53

Additions:
Credit losses for which OTTI was not previously recognized	-	2	2	5	66	71
Additional credit losses on securities for which an OTTI charge was previously recognized	5	64	69	14	125	139

Reductions:
None	-	-	-	-	-	-

Balance as of June 30,	$45	$516	$561	$22	$241	$263

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Variable Interest Entities –

Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities (MBS), FFELP asset backed securities, and MPF Shared Funding certificates. We have evaluated our investments in variable interest entities as of June 30, 2010 to determine whether or not we are a primary beneficiary in any of them. The primary beneficiary is required to consolidate a variable interest entity. The primary beneficiary is the enterprise that has both of the following characteristics:

•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

•

The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Based on these evaluations, we have determined that consolidation accounting is not required for the reasons outlined below.

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

Refer to Note 2 – Summary of Significant Accounting Policies in our 2009 Form 10-K on page F-7 for a detailed description of our variable interest accounting policy that preceded the new FASB guidance that became effective January 1, 2010.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

At June 30, 2010, we had advances outstanding to members at interest rates ranging from 0.17% to 8.29%.

The following table presents our advances by redemption terms:

June 30, 2010	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$6,490	2.14%	$6,831	$10,386
One to two years	2,224	2.79%	1,958	2,506
Two to three years	2,755	2.95%	2,780	2,626
Three to four years	1,868	2.18%	1,868	1,800
Four to five years	649	3.42%	649	637
More than five years	6,812	2.79%	6,712	2,843

Total par value	20,798	2.57%	$20,798	$20,798

Hedging adjustments	305

Total advances	$21,103

We have outstanding advances to members that may be prepaid at par on call dates without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by the advance borrower paying a make-whole fee (prepayment fee).

At June 30, 2010, we had callable advances outstanding totaling $401 million as compared to $1.6 billion at December 31, 2009.

We also offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we would typically exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At June 30, 2010 and December 31, 2009, we had putable advances outstanding totaling $5.8 billion and $6.6 billion.

The following table presents our advances by interest-rate payment terms:

	June 30, 2010	December 31, 2009
Fixed-rate	$16,277	$17,132
Variable-rate	4,521	6,745

Total par value of advances	20,798	23,877
Hedging adjustments	305	271

Total advances	$21,103	$24,148

As of June 30, 2010, Harris National Association and Bank of America, National Association each had advances that were 11% of our total par value of advances outstanding. At December 31, 2009, no advance borrower had greater than 10% of total advances outstanding.

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

MPF Loans Held in Portfolio

We share the risk of credit losses with our PFIs on conventional MPF Loans held in portfolio. Credit enhancement fees (CE Fees) compensate PFIs for assuming credit risk and may or may not be performance based depending on the MPF product. CE Fees are recorded as an offset to mortgage loan interest income when paid by us. We incurred CE Fees of $4 million and $6 million for the three months ended June 30, 2010 and 2009 and $9 million and $12 million for the equivalent six month periods.

The following table presents information on MPF Loans held in our portfolio:

	June 30, 2010	December 31, 2009
MPF Loans - single-family
Medium term (15 years or less):
Conventional	$6,332	$7,226
Government	169	188

Total medium term	6,501	7,414

Long term (over 15 years):
Conventional	11,754	12,888
Government	3,009	3,243

Total long term	14,763	16,131

Total par value	21,264	23,545
Agent fees, premium (discount)	82	96
Hedging adjustments	239	208
Receivable from future performance credit enhancement fees	6	3
Allowance for loan losses	(24)	(14)

Total MPF Loans held in portfolio, net	$21,567	$23,838

Non-Performing Assets

We do not place MPF Loans over 90 days delinquent on non-accrual status when losses are not expected to be incurred, as a result of the PFI’s assumption of credit risk on MPF Loans by providing credit enhancement protections. MPF Loans are categorized as impaired loans if they are on non-accrual status, considered collateral-dependent, and the fair value of the collateral is insufficient to recover the unpaid balance on the loan. Real estate owned (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures of MPF Loans. REO is recorded in other assets in the statements of condition.

The following table presents information on our non-performing assets:

As of	June 30, 2010	December 31, 2009
Non-accrual status	$99	$36
90+ days delinquent and still accruing interest	588	494
Impaired loans	80	25
Allowance for loan losses on impaired loans	12	5
Real estate owned	62	47

	June 30, 2010	June 30, 2009
For the three months ended
Average balance impaired loans	$87	$16
Interest income on impaired loans	1	*

For the six months ended
Average balance impaired loans	$52	$15
Interest income on impaired loans	2	*

*	Less than $1 million

Note 8 – Allowance for Loan Losses

Our allowance for MPF Loan losses represents management’s estimate of probable losses inherent in our MPF Loan portfolio. MPF Loans sold to Fannie Mae under the MPF Xtra product are not held in our portfolio and therefore are not included in our allowance for loan losses. The following table presents the changes in the allowance for loan losses on MPF Loans for the periods indicated:

	Three months		Six months
For the periods ended June 30,	2010	2009	2010	2009

Balance, beginning of period	$20	$8	$14	$5
Charge offs	(1)	(1)	(1)	(1)
Recoveries	-	-	-	-
Provision for credit losses	5	2	11	5

Balance, end of period	$24	$9	$24	$9

*	Less than $1 million

We have not recorded any allowance for loan losses on our advances as for all periods presented we held collateral with an estimated value greater than the outstanding advances.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

The following table presents our outstanding notional balances and estimated fair values of derivatives outstanding. At June 30, 2010 and December 31, 2009, we had no derivatives outstanding where we acted as an intermediary for the benefit of our members.

	As of June 30, 2010			As of December 31, 2009
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$43,298	$253	$1,664	$48,410	$130	$1,230
Interest rate swaptions	1,010	41	-	2,855	67	-
Interest rate caps or floors [2]	-	-	-	2,175	178	-

Total	44,308	294	1,664	53,440	375	1,230

Derivatives not in hedge accounting relationships-
Interest rate swaps	35,053	371	526	15,762	174	123
Interest rate swaptions	15,615	427	-	10,802	158	-
Interest rate caps or floors [2]	2,408	270	-	500	60	-
Interest rate futures/TBA	-	-	-	405	-	-
Mortgage delivery commitments	455	3	3	140	-	-

Total	53,531	1,071	529	27,609	392	123

Total before adjustments	$97,839	1,365	2,193	$81,049	767	1,353

Netting adjustments		(1,103)	1,103		(640)	640
Cash collateral and related accrued interest		(219)	-		(83)	-

Total adjustments [1]		(1,322)	1,103		(723)	640

Total derivative assets and liabilities		$43	$1,090		$44	$713

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

The following table presents the components of derivatives and hedging activities as presented in the statements of income.

	Three months June 30,		Six months June 30,
For the period ending	2010	2009	2010	2009

Interest rate swaps	$(11)	$22	$(3)	$29
Other	(5)	2	(1)	(11)

Fair value hedge ineffectiveness net gain (loss)	(16)	24	(4)	18

Cash flow hedge ineffectiveness net gain (loss)	-	3	1	5

Interest rate swaps	(1)	213	108	462
Interest rate swaptions	11	(117)	(177)	(428)
Interest rate caps/floors	27	-	26	-
Interest rate futures/TBA	1	-	1	1
Net interest settlements	7	(1)	11	(8)

Economic hedges net gain (loss)	45	95	(31)	27

Total gains (losses) on derivatives and hedging activities	$29	$122	$(34)	$50

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Amortization of Terminated Hedge Adjustments[2]
Three months ended June 30, 2010
Hedged item type -
Available-for-sale investments	$(213)	$204	$(9)	$(28)	$-
Advances	(52)	54	2	(70)	(18)
MPF Loans held for portfolio	(17)	12	(5)	(17)	4
Consolidated obligations bonds	190	(194)	(4)	99	(9)

Total	$(92)	$76	$(16)	$(16)	$(23)

Three months ended June 30, 2009
Hedged item type -
Advances	$110	$(107)	$3	$(85)	$(11)
MPF Loans held for portfolio	58	(59)	(1)	(18)	2
Consolidated obligations bonds	(442)	464	22	43	(30)

Total	$(274)	$298	$24	$(60)	$(39)

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Amortization of Terminated Hedge Adjustments[2]
Six months ended June 30, 2010
Hedged item type -
Available-for-sale investments	$(240)	$231	$(9)	$(47)	$-
Advances	(52)	58	6	(148)	(23)
MPF Loans held for portfolio	(36)	35	(1)	(42)	4
Consolidated obligations bonds	358	(358)	-	198	(17)

Total	$30	$(34)	$(4)	$(39)	$(36)

Six months ended June 30, 2009
Hedged item type -
Advances	$188	$(186)	$2	$(162)	$(14)
MPF Loans held for portfolio	59	(75)	(16)	(36)	3
Consolidated obligations bonds	(622)	654	32	93	(38)

Total	$(375)	$393	$18	$(105)	$(49)

[1]

Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

[2]	Amortization of terminated hedge adjustments is included in the interest income/expense line item of the respective hedged item type.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

		Effective Portion		Ineffective Portion
	Recognized in AOCI	Reclassified from AOCI into Earnings	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities	Effect on Net Interest Income[1]
For the three months ended June 30, 2010
Advances - interest rate floors	$11	$7	Interest income	$-	$9
Discount notes - interest rate caps	-	(3)	Interest expense	-	-
Discount notes - interest rate swaps	(360)	(1)	Interest expense	-	(82)
Consolidated obligation bonds - interest rate swaps	-	(1)	Interest expense	-	-
Subordinated notes	-	*	Interest expense	-	-

Total gain (loss)	$(349)	$2		$-	$(73)

For the three months ended June 30, 2009
Advances - interest rate floors	$(57)	$(3)	Interest income	$-	$25
Discount notes - interest rate caps	-	(3)	Interest expense	-	-
Discount notes - interest rate swaps	210	(1)	Interest expense	3	(50)
Consolidated obligation bonds - interest rate swaps	-	(2)	Interest expense	-	-

Total gain (loss)	$153	$(9)		$3	$(25)

* Less than $1 million

		Effective Portion		Ineffective Portion
	Recognized in AOCI	Reclassified from AOCI into Earnings	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities	Effect on Net Interest Income[1]
For the six months ended June 30, 2010
Advances - interest rate floors	$8	$7	Interest income	$-	$28
Discount notes - interest rate caps	-	(7)	Interest expense	-	-
Discount notes - interest rate swaps	(468)	(2)	Interest expense	1	(164)
Consolidated obligation bonds - interest rate swaps	-	(3)	Interest expense	-	-
Subordinated notes	-	*	Interest expense	-	-

Total gain (loss)	$(460)	$(5)		$1	$(136)

For the six months ended June 30, 2009
Advances - interest rate floors	$(91)	$(6)	Interest income	$-	$46
Discount notes - interest rate caps	-	(8)	Interest expense	-	-
Discount notes - interest rate swaps	330	(2)	Interest expense	5	(89)
Consolidated obligation bonds - interest rate swaps	-	(4)	Interest expense	-	-

Total gain (loss)	$239	$(20)		$5	$(43)

*	Less than $1 million

[1]

Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

Over the next 12-month period, we expect that $38 million of net deferred cash flow hedging adjustments recorded in AOCI as of June 30, 2010, will be recognized as an increase to earnings. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 10 years.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. Our potential loss due to credit risk as of the balance sheet date is based on the fair value of our derivative assets. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the non-cash collateral or other security, if any, for the amount due proved to be of no value to us. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. At June 30, 2010 and December 31, 2009, our maximum credit risk as defined above was $43 million and $44 million.

We transact most of our derivatives with major financial institutions and major broker-dealers, of which some, or their affiliates, buy, sell, and distribute consolidated obligations.

We held collateral consisting of securities and cash with a fair value of $219 million and $125 million as of June 30, 2010 and December 31, 2009. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and may be held by the member for our benefit.

Financial Statement Impact and Additional Financial Information

Our derivative instruments contain provisions that may require us to post additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2010 is $1.1 billion for which we have posted collateral of $992 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2010, we would have been required to post up to an additional $104 million of collateral to our counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

Discount Notes – The following table summarizes our consolidated obligation discount notes outstanding. Discount notes can have terms ranging from one day to one year in length.

	June 30, 2010	December 31, 2009
Unpaid principal balance outstanding	$18,474	$22,144
Carrying value outstanding	$18,458	$22,139

Weighted average contractual rate at period-end	0.22%	0.19%

Daily average outstanding for the year-to-date period	$21,088	$35,610

Weighted average contractual rate for the year-to-date period	0.16%	0.33%

Maximum outstanding at any month-end during the year-to-date period	$24,469	$43,018

The following table presents interest rate payment terms at the time of issuance for the types of consolidated obligation bonds for which we are the primary obligor.

	June 30, 2010	December 31, 2009
Consolidated obligation bonds:
Non-callable	$36,617	$37,123
Callable	24,103	21,619

Total par value	60,720	58,742
Bond premium (discount), net	*	3
Hedging adjustments	(150)	(524)
Fair value option adjustments	16	4

Total	$60,586	$58,225

*	Less than $1 million

The following table summarizes consolidated obligation bonds for which we are the primary obligor by redemption terms:

June 30, 2010	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$14,546	2.22%	$33,493
One to two years	11,682	2.76%	8,957
Two to three years	14,498	2.49%	6,310
Three to four years	6,901	3.76%	4,456
Four to five years	4,055	3.26%	1,348
More than five years	9,038	4.69%	6,156

Total par value	60,720	3.00%	$60,720

Bond premium (discount), net	*
Hedging adjustments	(150)
Fair value option adjustments	16

Total	$60,586

*	Less than $1 million

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. No members had concentrations greater than or equal to 10% of total regulatory capital stock at June 30, 2010 or December 31, 2009.

Minimum Capital Requirements

The regulatory capital ratio required by FHFA regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0%. The Consent Cease and Desist Order (C&D Order) we entered into with the Finance Board on October 10, 2007, includes an additional minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. These ratios apply to us when our non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts with members, certain MBS, and other investments specified by FHFA regulation) after deducting the amount of deposits and capital, are not greater than 11% of total assets. If the non-mortgage asset ratio is greater than 11%, FHFA regulations require a regulatory capital ratio of 4.76%. See Minimum Capital Requirements in Note 19 on page F-39 in our 2009 Form 10-K for further description of our minimum capital requirements. Our non-mortgage asset ratio on an average monthly basis was above 11% at June 30, 2010 and December 31, 2009, thus we were subject to the 4.76% ratio.

The following table summarizes our regulatory capital requirements as a percentage of our total assets:

	Non- Mortgage Asset Ratio	Regulatory Capital plus Designated Amount of Subordinated Notes
		Requirement in effect		Actual
		Ratio	Amount	Ratio	Amount
June 30, 2010	17.38%	4.76%	$4,177	5.29%	$4,644
December 31, 2009	16.68%	4.76%	4,192	5.11%	4,502

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At June 30, 2010 and December 31, 2009, we had an aggregate amount of $3.819 billion and $3.794 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

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

The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

	June 30, 2010
	Member Count	Dollar Amount

MRCS at beginning of year	37	$466

Capital Stock reclassified from equity:
Membership withdrawals	4	1
FDIC resolutions or other[1]	5	21

Capital Stock reclassified back to equity:
Withdrawal rescissions	-	-

Net redemption of MRCS:
Excess Capital Stock per C&D Order	(2)	*

MRCS at end of period	44	$488

*	Less than $1 million

[1]	Includes three members for $21 million for FDIC resolutions that did not involve a merger with another member.

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI for the periods indicated:

Gains (losses)	Net Unrealized on AFS	Noncredit OTTI on AFS	Net Unrealized on HTM[1]	Noncredit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post- Retirement Plans	Total

Balance December 31, 2008	$12	$-	$(76)	$-	$(576)	$1	$(639)

January 1, 2009, cumulative effect adjustment[2]	-	(56)	-	(177)	-	-	(233)
Net unrealized gain (loss) non-credit	-	(41)	-	(1,177)	-	-	(1,218)
Net unrealized gain (loss) recognized in AOCI	64	12	-	-	239	-	315
Reclassification from AOCI to earnings	(19)	14	39	129	15	-	178
Accretion from OTTI non-credit to HTM asset	-	-	-	83	-	-	83

Balance June 30, 2009	$57	$(71)	$(37)	$(1,142)	$(322)	$1	$(1,514)

Balance December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)
Net unrealized gain (loss) non-credit	-	6	-	(34)	-	-	(28)
Net unrealized gain (loss) recognized in AOCI	402	-	-	-	(460)	-	(58)
Reclassification from AOCI to earnings	-	5	10	63	4	-	82
Accretion from OTTI non-credit to HTM asset	-	-	-	95	-	-	95

Balance June 30, 2010	$982	$(44)	$(12)	$(799)	$(697)	$3	$(567)

[1]	See Note 5 – Investments - Held-to-Maturity for details.
[2]	See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations in our 2009 Form 10-K.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 14- Fair Value Accounting

The fair value amounts recorded on the statements of condition and presented in the note disclosures have been determined by us using available market information and our judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at June 30, 2010 and December 31, 2009. Although we believe our estimates are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values.

The carrying values and estimated fair values of our financial instruments were as follows. This table does not represent an estimate of our overall market value as a going concern as it does not take into account future business opportunities and the net profitability of assets versus liabilities.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$458	$458	$2,823	$2,823
Federal Funds sold and securities purchased under agreements to resell	5,845	5,845	2,715	2,715
Trading securities	1,364	1,364	1,370	1,370
Available-for-sale securities	25,580	25,580	20,019	20,019
Held-to-maturity securities	11,390	12,269	12,689	13,345
Advances [1]	21,103	21,476	24,148	24,419
MPF Loans held in portfolio, net	21,567	22,778	23,838	24,599
Accrued interest receivable	214	214	247	247
Derivative assets	43	43	44	44

Total Financial Assets	$87,564	$90,027	$87,893	$89,581

Financial Liabilities
Deposits	$887	$887	$1,002	$1,002
Securities sold under agreements to repurchase	1,200	1,220	1,200	1,225
Consolidated obligations -
Discount notes [2]	18,458	18,459	22,139	22,141
Bonds [3]	60,586	63,365	58,225	60,663
Accrued interest payable	330	330	376	376
Mandatorily redeemable capital stock	488	488	466	466
Derivative liabilities	1,090	1,090	713	713
Subordinated notes	1,000	1,118	1,000	1,011

Total Financial Liabilities	$84,039	$86,957	$85,121	$87,597

[1]	Advances carried at fair value option: $4 million as of June 30, 2010 and December 31, 2009.
[2]	Consolidated obligation discount notes carried at fair value option: $3.2 billion as of June 30, 2010 and $0 at December 31, 2009.
[3]	Consolidated obligation bonds carried at fair value option: $10.5 billion as of June 30, 2010 and $4.7 billion at December 31, 2009.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hierarchy

We record trading securities, available-for-sale securities, derivative assets, and derivative liabilities as well as certain advances and certain consolidated obligations at fair value. The fair value hierarchy is used to prioritize the fair value valuation techniques as well as the inputs used to measure fair value for assets and liabilities carried at fair value on the statements of condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to our financial assets and financial liabilities that are carried at fair value or disclosed in this note.

Level 1—defined as those instruments for which fair value is determined from quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—defined as those instruments for which fair value is determined from quoted prices for similar assets and liabilities in active markets, or, if a valuation methodology is utilized, inputs are selected that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—defined as those instruments for which inputs to the valuation methodology are unobservable and yet significant to the fair value measurement.

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no such transfers during the six months ended June 30, 2010 and 2009.

Valuation Techniques and Significant Inputs.

Assets for which fair value approximates carrying value. We use the carrying value approach to estimate fair value of cash and due from banks, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable, due to their short-term nature and negligible credit risk.

Investment securities—non-MBS. We use either prices received from pricing services to determine the estimated fair value, or we use an income approach based on a market-observable interest rate curve adjusted for a spread. We believe that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured. The significant inputs include either the price received from a pricing service, or a market-observable interest rate curve with a discount spread, if applicable, as noted in the following table:

		Basis Point Range
As of June 30, 2010	Significant Inputs	High	Low	FV of Securities

U.S. obligations	Pricing Service	n/a	n/a	$836
GSE	Pricing Service	n/a	n/a	928
TLGP	Pricing Service	n/a	n/a	721
FFELP ABS	Pricing Service	n/a	n/a	3,580
FFELP ABS	LIBOR swap curve	99	59	5,546

Investment securities—MBS. Our valuation technique incorporates prices from up to four designated third-party pricing vendors, when available, for each MBS. These pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using the median of the prices received. The prices are evaluated for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the median price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or the use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of June 30, 2010, substantially all of our MBS holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supports our conclusion that the final prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label residential MBS, the recurring and non-recurring fair value measurements for such securities as of June 30, 2010 are classified as Level 3 in the fair value hierarchy.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The MBS pricing process does allow us in limited circumstances to use inputs other than those received from the pricing services. The following table discloses the unpaid principal balance and fair value of these securities and the necessary information regarding significant inputs and characteristics, if any, that were considered in the determination of relevant inputs.

	Actual as of June 30, 2010			Significant Inputs	Characteristics
	Unpaid Principal Balance	Fair Value	Weighted Average Price	Weighted Avg. Non- Binding Broker Price	Weighted Avg. Contractual Interest (%)	Weighted Avg. Contractual Maturity (yrs.)

GSE MBS	$3,351	$3,583	106.92	106.75	4.14%	42.4

Advances. We generally determine the fair value of advances by calculating the present value of expected future cash flows (excluding the amount of the accrued interest receivable). In general, except where an advance product contains a prepayment option, we charge a prepayment fee which makes us financially indifferent to the borrower’s decision to repay the advance prior to its maturity date. The fair value of advances does not assume prepayment risk.

The significant inputs used to determine fair value for those advances carried at fair value are:

•

Consolidated Obligation curve (CO Curve). We utilize the CO Curve as the input to fair value advances because we price advances using the CO Curve as it best represents our cost of funds. The Office of Finance constructs a market-observable curve referred to as the CO Curve. This curve is constructed using the U.S. Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, market activity such as recent GSE trades, and other secondary market activity.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. Refer to the following table under subjectivity of estimates.

Mortgage loans held for portfolio. The fair values of mortgage loans are determined based on quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises (i.e. to-be-announced securities). The prices of the referenced mortgage-backed securities and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, and cash flow remittance between our mortgage loans and the referenced mortgage-backed securities. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Accrued interest receivable and payable. The fair value approximates the recorded book value.

Derivative assets/liabilities. We base the fair values of derivatives with similar terms on market prices when available. However, active markets do not exist for many of our derivatives. Consequently, fair values for these instruments are estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We are subject to credit risk in derivative transactions due to the potential nonperformance by the derivative counterparties. To mitigate this risk, we have entered into master netting agreements for interest-rate exchange agreements with all of our derivative counterparties. In addition, we have entered into bilateral security agreements with all of our active derivative counterparties that provide for delivery of collateral at specified levels based on their credit ratings. This limits our net unsecured credit exposure to those counterparties. We have evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and have determined that no adjustments were significant to the overall fair value measurements.

The fair values of each of our derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of each of the master netting

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

agreements. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability.

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	LIBOR Swap Curve.

•	Volatility assumption market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Prepayment assumption, if applicable.

•

In limited instances, fair value estimates for interest-rate related derivatives are obtained from dealers and are corroborated by us using a pricing model and observable market data (e.g., the LIBOR Swap Curve).

Mortgage delivery commitments:

•	TBA price. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

Deposits. We determine the fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the costs of deposits with similar terms.

Securities sold under agreements to repurchase. We determine the fair value of securities sold under agreements to repurchase using the income approach, which converts the expected future cash flows to a single present value using market-based inputs. The fair value also takes into consideration any derivative features, as applicable.

Consolidated obligations. We estimate fair values based on: the cost of raising comparable term debt, independent market-based prices received from a third-party pricing services, or internal valuation models. Our internal valuation models use standard valuation techniques and estimate fair values based on the following significant inputs for those consolidated obligations carried at fair value.

•	CO Curve for fixed-rate, non-callable (bullet) consolidated obligations and a spread to the LIBOR swap curve for callable consolidated obligations based on price indications for callable consolidated obligations from the Office of Finance.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. Refer to the following table under subjectivity of estimates.

Subordinated notes. We determine the fair values based on internal valuation models which use market-based yield curve inputs obtained from a third party.

Mandatorily redeemable capital stock. The fair value of capital stock subject to mandatory redemption is generally equal to its par value as indicated by contemporaneous member purchases and sales at par value. Our stock can only be acquired and redeemed at par value. It is not traded and no market mechanism exists for the exchange of stock outside our cooperative structure.

Subjectivity of estimates.

Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described above and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

The following table presents the significant inputs used to measure fair value:

	Curve Description	Basis Point Range
As of June 30, 2010		High	Low

Advances
Spread	CO curve	30	30

Consolidated obligations:
Spread for callable	LIBOR Swap	-19	-23
Spread for non-callable	CO curve	0	0

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition:

As of June 30, 2010	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets -

Trading securities:
GSE debt non-MBS	$-	$809	$-	$-	$809
Other non-MBS debt	-	536	-	-	536
Other U.S. obligations residential MBS	-	3	-	-	3
GSE residential MBS	-	16	-	-	16

Total Trading Securities	-	1,364	-	-	1,364

AFS securities:
Other U.S. obligations non-MBS	-	836	-	-	836
GSE and TVA debt non-MBS	-	119	-	-	119
Other non-MBS debt	-	185	-	-	185
FFELP student loan ABS	-	9,126	-	-	9,126
Other U.S. obligations residential MBS	-	2,964	-	-	2,964
GSE residential MBS	-	12,273	-	-	12,273
Private-label residential MBS	-	-	77	-	77

Total AFS Securities	-	25,503	77	-	25,580

Advances	-	4	-	-	4

Derivative assets - interest-rate related	-	1,333	32	(1,322)	43

Total assets at fair value	$-	$28,204	$109	$(1,322)	$26,991

Level 3 as a percent of total assets at fair value			0.4%

Liabilities -
Consolidated obligation discount notes	$-	$3,209	$-	$-	$3,209
Consolidated obligation bonds	-	10,520	80	-	10,600
Derivative liabilities - interest-rate related	-	2,193	-	(1,103)	1,090

Total liabilities at fair value	$-	$15,922	$80	$(1,103)	$14,899

Level 3 as a percent of total liabilities at fair value			0.5%

[1]

Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2009	Level 1	Level 2	Level 3	Netting Adj. [1]	Total
Assets -
Trading securities:
GSE debt non-MBS	$-	$812	$-	$-	$812
Other non-MBS debt	-	536	-	-	536
Other U.S. obligations residential MBS	-	4	-	-	4
GSE residential MBS	-	18	-	-	18

Total Trading Securities	-	1,370	-	-	1,370

AFS securities:
Other U.S. obligations non-MBS	-	762	-	-	762
GSE and TVA debt non-MBS	-	82	-	-	82
Other non-MBS debt	-	102	-	-	102
FFELP student loan ABS	-	9,322	-	-	9,322

Other U.S. obligations residential MBS	-	1,603	-	-	1,603
GSE residential MBS	-	8,066	-	-	8,066
Private-label residential MBS	-	-	82	-	82

Total AFS Securities	-	19,937	82	-	20,019

Advances	-	4	-	-	4
Derivative assets - interest-rate related	-	744	23	(723)	44

Total assets at fair value	$-	$22,055	$105	$(723)	$21,437

Level 3 as a percent of total assets at fair value			0%

Liabilities -
Consolidated obligation bonds	$-	$(4,749)	$(71)	$-	$(4,820)
Derivative liabilities - interest-rate related	-	(1,353)	-	640	(713)

Total liabilities at fair value	$-	$(6,102)	$(71)	$640	$(5,533)

Level 3 as a percent of total liabilities at fair value			1%

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

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Level 3 Disclosures for all Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the statements of condition using significant unobservable inputs (Level 3):

	Level 3 Assets/Liabilities
	AFS Private- label MBS CMO	Derivative Assets - Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2009	$82	$23	$(71)

Gains (losses) realized and unrealized:
Included in earnings in derivatives and hedging activities	-	9	(9)
Included in AOCI	(5)	-	-

At June 30, 2010	$77	$32	$(80)

Total gains (losses) included in earnings attributable to instruments still held at period end	$-	$9	$(9)

	Level 3 Assets/Liabilities
	AFS Private- label MBS CMO	Derivative Assets - Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2008	$104	$45	$(91)

Gains (losses) realized and unrealized:

Included in earnings in derivatives and hedging activities	-	(17)	16
Included in AOCI	(10)	-	-

At June 30, 2009	$94	$28	$(75)

Total gains (losses) included in earnings attributable to instruments still held at period end	$-	$(17)	$16

Assets Measured at Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity securities and mortgage loans at fair value on a nonrecurring basis. These assets are subject to fair value adjustments in certain circumstances (for example, when there is evidence of OTTI).

The following table presents those investment securities, mortgage loans, and real estate owned by level within the fair value hierarchy at June 30, 2010 and December 31, 2009, which were recorded at fair value as the result of a nonrecurring change in fair value having been recorded in the three months ended June 30, 2010 and December 31, 2009:

	Fair Value Measurements
As of June 30, 2010	Level 1	Level 2	Level 3

Private-label residential MBS- HTM	$-	$-	$70
Impaired MPF Loans[1]	-	-	80
Real estate owned[1]	-	-	62

Total non-recurring assets	$-	$-	$212

	Fair Value Measurements
As of December 31, 2009	Level 1	Level 2	Level 3

Private-label residential MBS	$-	$-	$135
Impaired MPF Loans[1]	-	-	17
Real estate owned[1]	-	-	52

Total non-recurring assets	$-	$-	$204

[1]	If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs.

Fair Value Option

We elected the fair value option for certain advances, discount notes, and short-term consolidated obligation bonds. Specifically, we elected the fair value option in cases where we hedge these financial instruments and hedge accounting may not be achieved because it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance in spite of the fact that the interest rate swaps used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of the advance, discount note, and short-term consolidated obligation bonds with the interest rate swap economically hedging it.

35

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option during the three and six months ended June 30, 2010 and 2009:

		Consolidated Obligation
For the three months	Advances	Notes	Bonds
Balance March 31, 2010	$4	$-	$(5,939)
New transactions elected for fairvalue option	-	(3,208)	(8,919)

Maturities and extinguishments	-	-	4,345
Net gain (loss) on instruments held at fair value	-	-	(6)
Change in accrued interest and other	-	(1)	(1)

Balance June 30, 2010	$4	$(3,209)	$(10,520)

For the three months	Advances	Consolidated Obligation Bonds
Balance, March 31, 2009	$-	$-
New transactions elected for fair value option	-	(2,115)
Net gain (loss) on instruments held at fair value	-	(1)

Balance, June 30, 2009	$-	$(2,116)

		Consolidated Obligation
For the six months	Advances	Notes	Bonds

Balance December 31, 2009	$4	$-	$(4,749)
New transactions elected for fair value option	-	(3,208)	(12,109)

Maturities and extinguishments	-	-	6,350
Net gain (loss) on instruments held at fair value	-	-	(8)
Change in accrued interest and other	-	(1)	(4)

Balance June 30, 2010	$4	$(3,209)	$(10,520)

For the six months	Advances	Consolidated Obligation Bonds
Balance, December 31, 2008	$201	$-
New transactions elected for fair value option	-	(2,115)
Maturities and terminations	(200)	-
Net gain (loss) on instruments held at fair value	(1)	(1)

Balance, June 30, 2009	$-	$(2,116)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense is recorded as part of net interest income on the statements of income. The remaining change in fair value for instruments in which the fair value option has been elected is recorded in non-interest gain (loss) on instruments held under fair value option in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of June 30, 2010 or December 31, 2009.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected:

		Consolidated Obligation
	Advances	Notes	Bonds
June 30, 2010
Unpaid principal balance	$4	$3,216	$10,504
Fair value	4	3,209	10,520

Fair value over (under) principal balance	$-	$(7)	$16

December 31, 2009
Unpaid principal balance	$4	$-	$4,745
Fair value	4	-	4,749

Fair value over (under) principal balance	$-	$-	$4

None of the advances in the above table were 90 days or more past due or in non-accrual status.

Federal Home Loan Bank of Chicago

Notes to Financial Statements - (Unaudited)

(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Commitments and Contingencies

The following table shows our commitments outstanding but not yet incurred or recorded in our statements of condition.

As of	June 30, 2010	December 31, 2009

Unsettled consolidated obligation bonds	$1,510	$665
Standby letters of credit	1,054	1,114
Standby bond purchase agreements	242	234
Mortgage purchase commitments[1]	228	70

Total	$3,034	$2,083

[1]	These are commitments outstanding to purchase MPF Xtra mortgage loans from our PFIs. We have a concurrent commitment to resell these loans to Fannie Mae.

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

The par value of outstanding consolidated obligations for the FHLBs was $846 billion and $931 billion at June 30, 2010 and December 31, 2009. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the FHFA.

Other Commitments and Contingencies

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Note 16 – Transactions with Members and Other FHLBs

We are a member-owned cooperative. We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock.

Members

The table below summarizes balances we had with our members as reported in the statements of condition. Amounts in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership.

	June 30, 2010	December 31, 2009
Assets-
Advances	$1,302	$746
Interest receivable - advances	17	3

Liabilities-
Deposits	64	-

Capital Stock -	97	94

Other FHLBs

Transactions with other FHLBs are identified on the face of our financial statements, which begin on page 3.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: our ability to stabilize our capital base, including changes to our capital structure from a new capital plan; the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels; changes to interest rate risk management policies to be implemented in response to the C&D Order; our ability to develop and implement business strategies focused on maintaining net interest income; our ability to successfully transition to a new business model and implement business process improvements; general economic and market conditions, including the timing and volume of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities; volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral securing advances to our members; changes in the value of and risks associated with our investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections; changes in our ability or intent to hold mortgage-backed securities to maturity; changes in mortgage interest rates and prepayment speeds on mortgage assets; membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the demand by our members for advances; changes in the financial health of our members, including the resolution of some members by the FDIC; competitive forces, including the availability of other sources of funding for our members; our ability to attract and retain skilled employees; changes implemented by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 or as may be otherwise issued by our regulator; the impact of new business strategies; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; instability in the credit and debt markets and the effect on future funding costs, sources and availability; political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act; the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability; the pace of technological change and our ability to develop and support technology and information systems; our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services, including new types of collateral used to secure advances; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation; the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules; the volatility of reported results due to changes in the fair value of certain assets and liabilities; and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in this Form 10-Q on page 76 and in our 2009 Form 10-K on page 21. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Selected statements of condition data
Federal Funds sold and securities purchased under agreement to resell	$5,845	$3,820	$2,715	$4,545	$8,790
Investment securities	38,334	36,499	34,078	30,357	26,409

Total investments	44,179	40,319	36,793	34,902	35,199

Advances	21,103	21,291	24,148	25,457	27,192
MPF Loans held in portfolio	21,591	22,698	23,852	25,165	26,973
Allowance for loan losses	(24)	(20)	(14)	(9)	(9)

Total assets	87,743	86,069	88,074	86,903	89,870

Consolidated obligations, net-
Discount notes	18,458	17,739	22,139	31,367	40,286
Bonds	60,586	59,874	58,225	47,191	40,999

Total consolidated obligations, net	79,044	77,613	80,364	78,558	81,285

Mandatorily redeemable capital stock	488	470	466	435	426
Subordinated notes	1,000	1,000	1,000	1,000	1,000
Capital stock	2,331	2,332	2,328	2,364	2,375
Retained earnings	825	709	708	687	837
Accumulated other comprehensive income (loss)	(567)	(498)	(658)	(945)	(1,514)
Total capital	2,589	2,543	2,378	2,106	1,698

Other selected data
Regulatory capital to assets ratio	5.29%	5.24%	5.11%	5.16%	5.16%
All FHLBs consolidated obligations outstanding (par)	$846,481	$870,927	$930,617	$973,579	$1,055,864
Number of members	785	790	792	803	814
Number of advance borrowers	517	529	548	564	571
Headcount (full-time)	303	314	320	315	319
Headcount (part-time including internships)	8	6	9	7	21
Advances as a percent of total assets	24%	25%	27%	29%	30%
MPF Loans as a percent of total assets	25%	26%	27%	29%	30%
Total investments as a percent of total assets	50%	47%	42%	40%	39%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

	Three months ended					Six months ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	June 30, 2010	June 30, 2009
Selected statements of income data
Interest income	$710	$672	$695	$720	$753	$1,382	$1,541
Interest expense	517	530	561	577	594	1,047	1,238
Provision for credit losses	5	6	5	-	2	11	5

Net interest income	188	136	129	143	157	324	298
Other-than-temporary impairment losses	(27)	(44)	(58)	(169)	(124)	(71)	(210)
Other non-interest gain (loss)	23	(62)	(11)	(116)	122	(39)	57
Non-interest expense	26	28	39	31	29	54	58
Assessments	42	1	-	(23)	23	43	23

Net income (loss)	$116	$1	$21	$(150)	$103	$117	$64

Selected ratios (annualized) and other data
Return on average assets	0.52%	0.00%	0.09%	-0.67%	0.46%	0.26%	0.14%

Return on average equity	17.82%	0.17%	3.98%	-32.68%	24.82%	9.31%	6.26%
Average equity to average assets	2.92%	2.76%	2.37%	2.04%	1.84%	2.84%	2.26%
Non-interest expense to average assets	0.12%	0.13%	0.17%	0.14%	0.13%	0.24%	0.13%
Net interest yield on interest-earning assets	0.88%	0.65%	0.60%	0.64%	0.70%	0.77%	0.67%
Ratio of market value of equity to book value of equity at period end	85%	80%	71%	58%	26%	85%	26%
Return on average Regulatory Capital spread to 3 month LIBOR for the period	12.53%	-0.13%	2.14%	-17.07%	10.49%	n/m	n/m

MPF Xtra loan funding volume	$389	$305	$493	$449	$1,129	$694	$2,377
n/m = not meaningful

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Highlights

•

We recorded net income of $116 million for the second quarter of 2010, due in part to the positive impact of several non-recurring events, including a larger-than-usual level of prepayment fees on advances and a gain on hedging activities. Other-than-temporary impairment (OTTI) charges against our private-label MBS portfolio were $27 million.

•

Advances at quarter-end were $21.1 billion, down 1% from the previous quarter-end, and 22% from a year ago when members’ increased borrowing needs reflected the credit crisis. Total assets were $87.7 billion at June 30, 2010.

•

MPF Loans held in portfolio at quarter-end were $21.6 billion, down $1.1 billion (5%) from the previous quarter-end as anticipated following our 2008 decision not to add MPF Loans to our balance sheet.

•	We continue discussions with our regulator, the FHFA, about our submitted, but not yet approved, application to convert our capital stock to a Gramm-Leach-Bliley Act capital structure.

•

Seven of our members were resolved by the FDIC in the second quarter of 2010. Although some members’ overall financial condition is improving, we anticipate that there will be more resolutions throughout the year. We have not experienced any credit losses in connection with these resolutions.

•	Retained earnings increased substantially from $709 million at the end of the first quarter to $825 million at the end of the second quarter.

•	We remain in compliance with all of our regulatory capital requirements.

Summary of Financial Results

Net income for the second quarter of 2010 was $116 million. Our efforts to generate consistent net interest income continued to show results in the second quarter. Several non-recurring events, including significant fees resulting from advance prepayments and member resolutions, as well as a gain from derivatives and hedging activities, supplemented the quarter’s positive net interest income. Retained earnings grew $116 million to $825 million.

Net interest income of $188 million was partially offset by OTTI charges against our private-label MBS portfolio of $27 million and other non-interest expenses. As we have previously indicated, we intend to hold our private-label MBS portfolio to maturity. As a result, we have limited options other than to carefully analyze these securities and assess, along with the other FHLBs, the degree to which future OTTI charges are appropriate.

The balance sheet continued to reflect the transformation of the Bank away from the business model built on the acquisition of MPF Loans to one focused on advances. The level of MPF Loans on-balance sheet continued to fall, and some of the high-cost debt originally issued to support mortgage acquisitions matured. As this trend continues, we expect that the Bank’s sensitivity to market rate movements will reduce, and the variability of income due to hedging costs will moderate. Over time, we expect these changes in the make-up of the balance sheet to lead to more consistent profitability.

The credit crisis continues to provide significant challenges to our members. Since 2009, we have lost 28 members to resolution. The Bank has not experienced a credit loss in any of the resolutions to-date. Moreover, the Bank has maintained its policy of supporting all members, regardless of credit condition, so long as appropriate collateral values and controls are in place to permit us to do so without placing total member capital at risk.

Over the past few quarters, we have reported to you on our asset replacement strategy, which is now complete. We have invested in lower-credit-risk, simpler-to-hedge securities to offset the reduced earnings from the run-off in the MPF portfolio. We believe that the asset replacement strategy provides an “income bridge” to support our transition to an advances bank. Our changes in investment and funding strategies have also contributed to the substantial improvement in our market value of portfolio equity.

As our members have seen deposit inflows as a result of the higher levels of liquidity in the market, many have paid down advances or not renewed them as they mature. In some cases where members were resolved by the FDIC, advances have been repaid by the acquiring institution. The historical role of the Bank as a back-up source of liquidity, the unique cooperative structure of the Bank, and the nature of its secured lending to members facilitated the dramatic growth in advances during late 2008 and early 2009. As an advances bank, we will reflect the business and banking environment in Illinois and Wisconsin. As a result, the reduction in advances mirrors the high levels of deposits and other alternatives to advances among our membership at this time. We expect this downward trend to reverse when interest rates rise and member deposit levels fall. However, given the current uncertainties around the timing and strength of the economic recovery, these conditions could continue well into 2011.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

As the economy recovers, we expect our overall performance to be directly impacted by the extent and manner in which our members use the Bank for core financing as well as back-up liquidity.

Net Interest Income: Strong Foundation and Impact from Non-recurring Events

Net interest income was $188 million in the second quarter of 2010, an increase over recent quarters. Prepayment fees on advances associated with the resolution of members, as well as several members restructuring their portfolios to take advantage of the low-rate environment had a net positive impact on net income of $33 million ($62 million of gross prepayment fees less hedge adjustments of $16 million and $13 million related to incremental AHP and REFCORP assessments). Interest income was $710 million for the second quarter of 2010, up 6% from first quarter interest income of $672 million. Interest expense was $517 million in the second quarter of 2010, 2% lower than interest expense of $530 million in the previous quarter. Retained earnings grew $116 million (16%) to $825 million.

OTTI Charges Against MBS Portfolio Continue

OTTI charges against our private-label MBS were $27 million in the second quarter of 2010. While we have seen some recovery of the price levels of the underlying securities in the private-label MBS portfolio, the potential for future OTTI charges remains.

Gains on Derivative and Hedging Activities Due to Falling Rates

We recorded a gain of $29 million on derivatives and hedging activities in the second quarter of 2010 compared to a loss of $63 million in the first quarter of 2010. In the latter part of the second quarter, market concerns about European sovereign debt resulted in a flight to quality and reduction in interest rates. Due to our duration position, the reduction in rates resulted in mark-to-market gains on our hedging portfolio. As volatility lessens, the costs of re-hedging will be relatively less expensive. However, as long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedging gains/losses from quarter to quarter. Ultimately, our efforts to simplify the balance sheet and reduce the interest-rate risk of our investments should result in more consistent levels of hedging expenses.

Attention to Non-Interest Expense to Achieve Appropriate Scale

Our non-interest expense for the quarter was $26 million, compared to $29 million in the second quarter of 2009. During the second quarter, we completed the implementation of our core operating system, which we believe has positioned the Bank to provide enhanced services with greater efficiency. We will continue to focus on more effective means of delivering products and services as we reduce the Bank to the scale required of an advances bank supporting our members in Illinois and Wisconsin.

Balance Sheet Transition Continues

Advances at June 30, 2010, were $21.1 billion, down $200 million (1%) from $21.3 billion at the end of the previous quarter. Advances have fallen throughout the FHLB System. We continue to see advances levels fall due to lower levels of member borrowing demand and the repayment of advances of several members resolved by the FDIC. Member deposits are still high, and some members have decreased their lending activities to improve the quality of their balance sheets weakened by credit losses. Also, many members have traditionally viewed the Bank as a back-up lender rather than a regular, routine source of funding, although we plan to work to earn members’ business as a core funding source.

Total assets at June 30, 2010, were $87.7 billion, up $1.6 billion (2%) from the previous quarter-end. Our investment portfolio was $38.3 billion at quarter-end; these investments will provide an “income bridge” while MPF Loans run off and we build our advances business. We anticipate that the overall size of the Bank will fall substantially over time as MPF Loans continue to pay down and the Bank successfully executes a capital stock conversion and redeems its voluntary stock in accordance with the capital plan. We will operate at the scale sufficient to meet our members’ needs. For discussion of how our implementation of a new capital plan may impact our members, see page 22 of the Risk Factors section in our 2009 Form 10-K.

Total MPF Loans held in portfolio were $21.6 billion at the end of the second quarter of 2010, a reduction of $1.1 billion (5%) from the previous quarter-end. We increased our allowance for loan loss from $20 million to $24 million consistent with the increase in our nonperforming and impaired MPF Loan amounts as further discussed in Note 7 – MPF Loans.

MPF Xtra volumes continue to grow with loans sourced from our members, as well as the members of other FHLBs. We implemented pricing changes midway in the second quarter that had immediate positive impact on the volume of loans sold into the MPF Xtra product. Since the inception of the program, 243 PFIs System-wide have sold more than $4.1 billion in loans. Unlike earnings from on-balance sheet MPF assets that rely on market spreads, the Bank is compensated for MPF Xtra loans through fee income. Incremental volume, therefore, has immediate benefits. We are encouraging members to increase usage of the MPF Xtra product. We are examining new product options, including a servicing-released alternative that should make it easier for more members to take advantage of the access to the secondary market that the MPF Xtra product provides.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Member Credit Concerns

We continue to work with members challenged by the current environment, carefully balancing the needs of individual members against the risk to overall member capital. Our credit and collateral policies and practices are designed to continue to make credit available while monitoring the value of the collateral pledged to support that credit. In the most serious situations, we coordinate with members’ regulators to ensure that the appropriate level of credit is available without exposing all of our members to unnecessary risk.

So far in 2010, nine of our members were resolved by the FDIC. We had a total of $548 million in advances and other credit outstanding to the seven members resolved in the second quarter. Since our founding as a bank, we have not experienced a credit loss on advances made to members, including those involved in resolutions.

Outlook

As the economy improves, we expect the Bank to be defined by the degree to which our members use us as a core funding source, in addition to our role as a back-up liquidity provider.

As we have indicated previously, we have submitted a capital plan to our regulator for review and approval. Should we receive approval to proceed, we will notify members and proceed as expeditiously as possible with the conversion of our stock. The stabilization of our capital base through conversion of our capital stock is a fundamental step in remediating the Bank and ultimately restoring liquidity to the stock.

As we continue our progress in transforming the business model of the Bank, our goals are to:

•	Provide our members with short-term liquidity and long-term funding as integral components of their business strategies;

•	Generate consistent, profitable results, while providing the benefits of our funding advantage to our members;

•	Stabilize our capital base through a capital stock conversion;

•	Grow retained earnings;

•	Simplify the business model and operations of the Bank; and

•	Restore an appropriate dividend and full liquidity to our stock.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income	$710	$753	$1,382	$1,541
Interest expense	517	594	1,047	1,238
Provision for credit losses	5	2	11	5

Net interest income	188	157	324	298
Other-than-temporary impairment (credit loss)	(27)	(124)	(71)	(210)
Other non-interest gain (loss)	23	122	(39)	57
Non-interest expense	26	29	54	58
Assessments	42	23	43	23

Net income (loss)	$116	$103	$117	$64

Net interest yield on interest-earning assets	0.88%	0.70%	0.77%	0.67%

Changes in Net Interest Income Due to Changes in Volume/Rates

The following table details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, any material change due to the combined volume/rate variance has been allocated pro-ratably to volume and rate. The calculation is based on a comparison of average balances and rates.

	For the three months ended June 30, 2010 versus 2009			For the six months ended June 30, 2010 versus 2009
	Volume	Rate	Net Change	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$1	$-	$1	$1	$(1)	$-
Total investments	115	(65)	50	287	(156)	131
Advances	(45)	21	(24)	(111)	(7)	(118)
MPF Loans held in portfolio	(70)	-	(70)	(162)	(10)	(172)

Total interest-earning assets	1	(44)	(43)	15	(174)	(159)

Liabilities and Capital
Interest bearing deposits	-	(1)	(1)	-	(1)	(1)
Securities sold under agreements to repurchase	-	(2)	(2)	-	(8)	(8)
Consolidated obligation discount notes	(44)	51	7	(74)	94	20
Consolidated obligation bonds	227	(308)	(81)	332	(534)	(202)

Total interest-bearing liabilities	183	(260)	(77)	258	(449)	(191)

Increase (decrease) in net interest income before provision for credit losses	$(182)	$216	$34	$(243)	$275	$32

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Net Interest Income

The tables below detail certain components of net interest income before the provision for credit losses. Contractual interest is isolated to highlight the net interest income generated solely from investing and financing activities – that is, excluding hedging, advance prepayment fees, and MPF credit enhancement fees.

•

Average balances are computed using amortized cost balances. They do not include changes in fair value that are reflected as a component of AOCI, nor do they include the effect of OTTI related to non-credit losses. Non-accrual MPF Loans held in portfolio are included in average balances used to determine the yield.

•	Contractual interest yield/rate includes amortization of purchased premiums and discounts.

•	MPF Loan amortization expense was $7 million and $18 million for the three months ended June 30, 2010 and 2009 and $14 million and $33 million for the six months ended June 30, 2010 and 2009.

•

Total interest and effective yield/rate includes all other components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, advance prepayment fees, and MPF credit enhancement fees. It includes the impact on net interest income related to prior hedging activities, which is also shown separately as hedge accounting amortization.

			Effective Yield/ Rate	Contractual Interest		Hedge Accounting Amortization
For the three months ended June 30, 2010	Average Balance	Total Interest		Income/ Expense	Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$9,487	$5	0.21%	$5	0.21%	$-
Investments	36,104	319	3.53%	348	3.86%	-
Advances	20,799	133	2.56%	144	2.77%	(11)
MPF Loans held in portfolio	21,707	253	4.66%	279	5.14%	(4)

Total Interest Income on Assets	88,097	710	3.22%	776	3.52%	(15)

Deposits	894	-	0.00%	-	0.00%	-
Securities sold under agreements to repurchase	1,200	5	1.67%	3	1.00%	-
Consolidated obligation discount notes	20,688	97	1.88%	10	0.19%	5
Consolidated obligation bonds	61,603	401	2.60%	491	3.19%	10
Mandatorily redeemable capital stock	479	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.60%	14	5.60%	-

Total Interest Expense on Liabilities	85,864	517	2.41%	518	2.41%	15

Net interest yield on interest earning assets	$88,097	$193	0.88%	$258	1.17%	$(30)

For the three months ended June 30, 2009
Federal Funds sold and securities purchased under agreements to resell	$8,283	$4	0.19%	$4	0.19%	$-
Investments	25,286	269	4.26%	269	4.26%	-
Advances	29,006	157	2.17%	221	3.05%	(14)
MPF Loans held in portfolio	27,677	323	4.67%	344	4.97%	2

Total Interest Income on Assets	90,252	753	3.34%	838	3.71%	(12)

Deposits	1,184	1	0.34%	1	0.34%	-
Securities sold under agreements to repurchase	1,200	7	2.33%	7	2.33%	-
Consolidated obligation discount notes	40,346	90	0.89%	36	0.36%	5
Consolidated obligation bonds	41,904	482	4.60%	493	4.71%	32
Mandatorily redeemable capital stock	424	-	0.00%	-	0.00%	-
Subordinated notes	1,000	14	5.60%	14	5.60%	-

Total Interest Expense on Liabilities	86,058	594	2.76%	551	2.56%	37

Net interest yield on interest earning assets	$90,252	$159	0.70%	$287	1.27%	$(49)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

			Effective Yield/ Rate	Contractual Interest		Hedge Accounting Amortization
For the six months ended June 30, 2010	Average Balance	Total Interest		Income/ Expense	Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$8,487	$7	0.16%	$7	0.16%	$-
Investments	35,250	628	3.56%	675	3.83%	-
Advances	21,529	231	2.15%	298	2.77%	(16)
MPF Loans held in portfolio	22,256	516	4.64%	571	5.13%	(4)

Total Interest Income on Assets	87,522	1,382	3.16%	1,551	3.54%	(20)

Deposits	875	-	0.00%	-	0.00%	-
Securities sold under agreements to repurchase	1,200	9	1.50%	9	1.50%	-
Consolidated obligation discount notes	21,088	191	1.81%	17	0.16%	9
Consolidated obligation bonds	60,703	819	2.70%	997	3.28%	20
Mandatorily redeemable capital stock	473	-	0.00%	-	0.00%	-
Subordinated notes	1,000	28	5.60%	28	5.60%	-

Total Interest Expense on Liabilities	85,339	1,047	2.45%	1,051	2.46%	29

Net interest yield on interest earning assets	$87,522	$335	0.77%	$500	1.14%	$(49)

For the six months ended June 30, 2009
Federal Funds sold and securities purchased under agreements to resell	$7,291	$7	0.19%	$7	0.19%	$-
Investments	22,357	497	4.45%	497	4.45%	-
Advances	31,546	349	2.21%	472	2.99%	(20)
MPF Loans held in portfolio	29,088	688	4.73%	732	5.03%	3

Total Interest Income on Assets	90,282	1,541	3.41%	1,708	3.78%	(17)

Deposits	1,103	1	0.18%	1	0.18%	-
Securities sold under agreements to repurchase	1,200	17	2.83%	17	2.83%	-
Consolidated obligation discount notes	37,130	171	0.92%	72	0.39%	11
Consolidated obligation bonds	45,793	1,021	4.46%	1,072	4.68%	42
Mandatorily redeemable capital stock	416	-	0.00%	-	0.00%	-
Subordinated notes	1,000	28	5.60%	28	5.60%	-

Total Interest Expense on Liabilities	86,642	1,238	2.86%	1,190	2.75%	53

Net interest yield on interest earning assets	$90,282	$303	0.67%	$518	1.15%	$(70)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income is the difference between interest income that we receive on our interest earning assets, the interest expense we pay on interest bearing liabilities, the net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges, amortization of premiums, discounts and hedge basis adjustments, advance prepayment fees, and MPF credit enhancement fees.

Our efforts to generate consistent net interest income continued to show results in the second quarter. Net interest income was $188 million in the second quarter, an increase over previous quarters. Generating and maintaining consistent net interest income is a key component to our successful transition to a business model focused on advances rather than the acquisition of MPF Loans. While interest income declined, our funding costs declined by an even greater amount for the three months and six months ended June 30, 2010 compared to the same periods in 2009:

•

We replaced a portion of the maturities and prepayments of advances and mortgage assets with investment securities that we believe have low credit and market risk. Yields on these investments are generally lower than the assets they replaced, which has contributed to a decline in interest income on assets.

•

We lengthened the term on our debt issuances as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis, and longer-term callable consolidated obligation bonds became more favorable than shorter-term discount notes on a relative cost basis. Rates on new debt issuances in 2010 were lower than they were a year ago, which contributed to the decline in interest expense. This lower interest expense results in part from our strategy to call a portion of our higher-cost callable debt for replacement with current market rate debt when rates are lower.

In addition, the decrease in interest income was due to the following:

•

Interest income from advances declined primarily as a result of decreased member demand for our advances. Yields on our advances were also marginally lower, reflecting declining market rates on new and rolled-over advances. Members continued to report that they are experiencing lower loan demand in their markets and have lower liquidity needs due to elevated levels of deposits. In some cases members are reducing the overall size of their balance sheets. For the second quarter of 2010, the decline in interest income from advances was offset by an increase in advance prepayment fees. Included in total interest income from advances was $62 million of prepayment fee income, partially offset by the recognition of previously deferred hedge adjustments of $16 million. We did not have material prepayment fees for the first quarter of 2010 or for the first or second quarters of 2009.

•

Interest income from MPF Loans continued to decline as our MPF Loan balance outstanding continued to pay down during 2010. Except for immaterial amounts of MPF Loans to support affordable housing, we are no longer acquiring MPF Loans for investment.

•

We hedge our duration and convexity profile by using a combination of derivatives placed in hedge accounting relationships. As our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain hedge accounting relationships were de-designated. This has resulted in fair value hedging adjustments of consolidated obligations and MPF Loans as well as amounts related to cash flow hedges being deferred in other comprehensive income and amortized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. This amortization continued to negatively impact our net interest income.

We have a significant amount of consolidated obligation bonds with higher than current market rates of interest maturing or becoming callable in the upcoming 12 months. These maturities total $14.5 billion at an average rate of 2.22%. Including consolidated obligation bonds with the ability to be called, the total is $33.5 billion. In the second quarter, we issued new consolidated obligation bonds at an average rate of 1.13%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

For the periods ended June 30,	Three months		Six months
	2010	2009	2010	2009
OTTI impairment charges, net	$(27)	$(124)	$(71)	$(210)
Trading securities	(2)	(2)	(3)	(11)
Sale of available-for-sale securities	-	-	-	19
Derivatives and hedging activities	29	122	(34)	50
Instruments held at fair value option	(6)	(1)	(8)	(2)
Early extinguishment of debt	-	-	-	(5)
Other, net
MPF Xtra and administration fees	1	1	3	3
All other	1	2	3	3

Total non-interest gain (loss)	$(4)	$(2)	$(110)	$(153)

Other-Than-Temporary Impairment

As a result of our OTTI assessment at June 30, 2010, we determined that it was likely that we would not recover the entire amortized cost of a portion of our private-label mortgage-backed securities. In estimating our expected credit loss with respect to these MBS, we have made certain assumptions (see Note 5 – Investment Securities) regarding the underlying collateral including default rates, loss severities, prepayment rates, and projected delinquency rates which ultimately factor in to our estimated future recovery of expected cash flows.

Our 2010 OTTI charges resulted primarily from an increase in projected losses on the collateral underlying certain private-label residential MBS. The reduction in credit losses attributable to OTTI compared with a year ago primarily reflects a stabilization of credit quality and the slower pace of decline in certain factors affecting the expected performance of the mortgage loans underlying our private-label MBS, such as home prices and unemployment rates.

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

Derivatives and Hedging Activities

Non-interest income (loss) also includes net gains or losses from derivatives and hedging activities and net gains or losses on derivatives economically hedging trading securities. We hedge our duration and convexity profile by using a combination of derivatives placed in fair value, cash flow, or economic hedge relationships as defined under hedge accounting standards. We continually evaluate our hedging policies and practices in an effort to minimize the negative impact on future earnings, while maintaining what we believe is a prudent approach to managing our market risk.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Details on our derivative and hedging activities, and our economically hedged trading securities, are as follows:

	June 30, 2010				June 30, 2009
Three months ended	Fair Value	Cash Flow	Economic	Total	Fair Value	Cash Flow	Economic	Total
Hedged Item-
Advances	$2	$-	$-	$2	$3	$-	$-	$3
Consolidated obligations	(4)	-	15	11	22	3	2	27
Trading securities	-	-	-	-	-	-	-	-
AFS securities	(9)	-	-	(9)	-	-	-	-
MPF Loans	(5)	-	30	25	(1)	-	93	92

Total derivatives and hedging activities	$(16)	$-	$45	29	$24	$3	$95	122

Unrealized gain (loss) in fair value of:
Advances under fair value option				-				-
Consolidated obligations under fair value option				(6)				(1)
Trading securities				(2)				(2)

Total				$21				$119

	June 30, 2010				June 30, 2009
Six months ended	Fair Value	Cash Flow	Economic	Total	Fair Value	Cash Flow	Economic	Total
Hedged Item-
Advances	$6	$-	$-	$6	$2	$-	$-	$2
Consolidated obligations	-	1	29	30	32	5	1	38
Trading securities	-	-	(5)	(5)	-	-	(1)	(1)
AFS securities	(9)	-	-	(9)	-	-	-	-
MPF Loans	(1)	-	(55)	(56)	(16)	-	27	11

Total derivatives and hedging activities	$(4)	$1	$(31)	(34)	$18	$5	$27	50

Unrealized gain (loss) in fair value of:
Advances under fair value option				-				(1)
Consolidated obligations under fair value option				(8)				(1)
Trading securities				(3)				(11)

Total				$(45)				$37

Fair Value Hedges

•

The net result of our fair value hedges for the six months ended June 30, 2010 was a nominal loss as our hedged items and interest rate swaps reacted relatively consistently to the markets. The majority of the losses resulted from the difference in the rate sensitivities between the interest rate swaps used as hedges and the underlying advances, consolidated obligation bonds, AFS securities and MPF loans being hedged by those swaps.

Economic Hedges

•

Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. Economic hedges are hedges that do not receive hedge accounting treatment. During the first quarter of 2010, interest rate volatility declined, which negatively impacted the value of these economic hedges and resulted in losses for the three months ended March 31, 2010. During the second quarter, as a reaction to the economic crisis originating in Europe and weaker economic data, interest rates declined, resulting in hedging gains that offset a portion of the first quarter’s losses. As markets return to more normalized levels, we expect these gains to reverse over a period of time. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedging expenses from quarter to quarter, although in the long run these hedging strategies will result in a net cost.

•

We elected the fair value option for a portion of our consolidated obligations to economically hedge the interest rate risk associated with these instruments. The gains on economic hedging of these instruments was primarily attributed to this strategy; specifically, market

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

value gains on hedges of consolidated obligations were due to the impact of increasing 3-month LIBOR on the floating rate payments we receive under the swap hedges over the period. This market value gain will be realized as higher interest expense in future periods as the pay floating legs of the swaps reset at higher rates. We held approximately $13.7 billion and $4.7 billion of consolidated obligations at full fair value under this strategy at June 30, 2010 and December 31, 2009.

•

A portion of our trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities. During 2010, we incurred losses from the interest rate swaps hedging these securities due to a decline in interest rates over the period. In the second quarter of 2010, there was a flight to quality due to the European sovereign debt crisis as investors turned to U.S. Treasury securities and agency securities as a safe haven. This flight to quality led to a tightening in agency spreads versus LIBOR, which in turn contributed to the positive fair value changes on the economically hedged trading securities.

MPF Xtra and administration fees

We collect a fee for processing MPF Xtra loans which is deferred and recognized over the contractual life of the loans. We also collect a fee for the ongoing handling of traditional MPF Loans held by the other MPF Banks. We processed $389 million and $1.1 billion of MPF Xtra loans during the three months ended June 30, 2010 and 2009 and $694 million and $2.4 billion for the equivalent six month periods. MPF Xtra volumes are down in 2010 compared to 2009 primarily due to the very low mortgage rate environment in early 2009 which saw a high level of refinancings. Rates then rose throughout the rest of 2009 and well into 2010. Starting in May this year as a result of the European sovereign debt crisis, mortgage rates have again fallen, which has contributed to an elevated level of MPF Xtra activity in late June, but still below the levels experienced a year ago.

Since the inception of MPF Xtra in September, 2008, we have processed $4.1 billion of MPF Xtra loans, of which $3.5 billion came from our PFIs and the remainder from other MPF Banks’ PFIs. As of June 30, 2010 we had deferred $9 million of revenue that will be recognized into income in future periods, compared to $7 million at December 31, 2009.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

For the periods ended June 30,	Three months		Six months
	2010	2009	2010	2009
Wages	$9	$9	$17	$17
Benefits	3	4	6	7
Incentive plans	3	3	6	6

Compensation and benefits	15	16	29	30

Professional service fees	2	3	5	5

Amortization and depreciation of software and equipment	5	4	7	8

MPF Program expense	1	2	3	4

Finance Agency and Office of

Finance expenses	1	2	3	3

Occupancy costs	-	1	1	2
REO expense net of (gains) losses	(2)	1	(2)	2
Other operating expenses	4	-	8	4

Other expense	2	2	7	8

Total non-interest expense	$26	$29	$54	$58

* Less than $1 million

We continue to make progress on our long-term strategic objective to reduce non-interest expenses, which were down 10% and 7% for the three and six months ended June 30, 2010 from 2009. One factor in this decrease was a reduction in compensation and benefits and professional fees as we implemented our core operating system software and outsourced our data center hardware to facilitate streamlining many aspects of our operations, from which we expect savings on lower staffing and consulting costs. However, as a result of implementing these systems, these reductions will be partially offset by increased software amortization attributable to that capitalized operating system as well as amortization attributable to capital leases entered into to utilize supporting hardware equipment. Other expense declined primarily as a result of gains on real estate owned compared to the 2009 periods.

MPF Program expense excludes MPF Xtra fees we earn on the loans we resell to Fannie Mae and administration fees we receive from other MPF Banks to reimburse us for our costs to operate the program on their behalf. These fees are recorded in non-interest income.

Assessments

AHP and REFCORP assessments are calculated on an annualized year-to-date basis as a percentage of income before assessments. Losses in one quarter may be used to offset income in other quarters, but only within the same calendar year. Losses for an entire year cannot be carried back or carried forward and used as a credit against other years.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

All comparisons in the following narrative in this section are based on the below table, comparing June 30, 2010 to December 31, 2009 unless otherwise stated.

As of:	June 30, 2010	December 31, 2009
Cash and due from banks	$458	$2,823
Federal Funds sold and securities purchased under agreement to resell	5,845	2,715
Investment securities	38,334	34,078
Advances	21,103	24,148
MPF Loans held in portfolio, net	21,567	23,838
Other	436	472

Total assets	$87,743	$88,074

Consolidated obligation discount notes	$18,458	$22,139
Consolidated obligation bonds	60,586	58,225
Subordinated notes	1,000	1,000
Other	5,110	4,332

Total liabilities	85,154	85,696

Capital stock	2,331	2,328
Retained earnings	825	708
Accumulated other comprehensive income (loss)	(567)	(658)

Total capital	2,589	2,378

Total liabilities and capital	$87,743	$88,074

Regulatory capital stock plus Designated
Amount of subordinated notes	$3,819	$3,794

Cash and due from banks and Federal Funds sold and securities purchased under agreements to resell

Cash and due from banks declined from year-end 2009 as financial markets stabilized and we were able to more favorably invest excess cash in Federal Funds sold and securities purchased under agreements to resell rather than direct deposits at the Federal Reserve.

Investment Securities

Our strategy of reinvesting proceeds from the paydowns in mortgage assets into alternative investments has been essentially completed. The increase in investment securities consisted mostly of $5.1 billion in available-for-sale securities we acquired for our portfolio, primarily in GSE residential MBS.

We also experienced further credit deterioration within our private-label MBS portfolio, which resulted in additional write-downs in the carrying value of our investment securities. The gross amount of OTTI reduced the carrying value of our investment securities by $37 million in the first six months. However, this was more than offset by unrealized gains in the market value of our AFS securities, which increased by $402 million over the same period.

The following table summarizes our investment securities by issuer with a carrying value exceeding 10% of our total capital:

Issuer as of June 30, 2010	Carrying Value	Fair Market Value
Representing greater than 10% of capital
Fannie Mae	$15,490	$15,885
Freddie Mac	5,956	6,154
Ginnie Mae	3,399	3,408
Citibank, NA (TLGP)	406	406
SLM Student Loan Trust SLMA 2009-1 A	2,312	2,312
SLCLT 2009-1 Student Loan ABS	1,916	1,916
SLM Student Loan Trust SLMA 2009-2 A	1,938	1,938
SLC 2009-3 Student Loan ABS	1,391	1,391
SLM Student Loan Trust SLMA 2009-1 A1	1,145	1,145
All Others	4,381	4,658

Total Investments	$38,334	$39,213

At June 30, 2010 and December 31, 2009, we did not hold any collateralized debt obligation (CDO) securities.

Advances

The following table sets forth the outstanding par amount of advances of the largest five advance borrowers:

	Five Largest Advance Borrowers
As of June 30, 2010	Par	%
Harris National Association	$2,375	11%
Bank of America,
National Association	2,251	11%
M & I Marshall & Ilsley Bank	1,741	8%
State Farm, F.S.B.	1,500	7%
Associated Bank,
National Association	1,201	6%
All Other Members	11,730	57%

Total advances at par	$20,798	100%

Advances declined as members continue to report that they are experiencing lower loan demand in their markets and lower liquidity needs due to increased levels of deposits and, in some cases, the need to reduce their overall

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

balance sheets. While members across our district have experienced reduced demand, nearly half of our reduction in advances resulted from scheduled maturities of advances with a former member, which was one of our five largest borrowers with $1.3 billion outstanding at December 31, 2009.

MPF Loans

MPF Loans continue to pay down as part of our overall strategy to return to a more traditional role of providing advances to our members. However, we saw a slower rate of prepayments in the first half of 2010 compared to the higher rates experienced last year. Should market mortgage rates rise in future periods, we would expect prepayment rates to continue to fall. Likewise, if rates fall, we would expect prepayments to increase. We cannot predict the extent to which future mortgage rates will rise or fall.

The following table summarizes MPF Loans held in portfolio:

As of June 30, 2010	Medium Term [1]	Long Term [2]	Total
MPF product type-Conventional loans -
Original MPF	$960	$2,174	$3,134
MPF 100	947	1,708	2,655
MPF 125	181	415	596
MPF Plus	4,244	7,457	11,701
Government loans	169	3,009	3,178

Total par value of MPF Loans	$6,501	$14,763	21,264

Agent fees, premium (discount)			82
Hedging adjustments			239
Receivable from future performance credit enhancement fees			6
Allowance for loan losses			(24)

Total MPF Loans, net			$21,567

As of December 31, 2009	Medium Term [1]	Long Term [2]	Total
MPF product type-Conventional loans -
Original MPF	$1,108	$2,411	$3,519
MPF 100	1,101	1,911	3,012
MPF 125	209	460	669
MPF Plus	4,808	8,106	12,914
Government loans	188	3,243	3,431

Total par value of MPF Loans	$7,414	$16,131	23,545

Agent fees, premium (discount)			96
Hedging adjustments			208
Receivable from future performance credit enhancement fees			3
Allowance for loan losses			(14)

Total MPF Loans held in portfolio, net			$23,838

[1]	Initial contractual maturity of 15 years or less.
[2]	Initial contractual maturity of greater than 15 years.

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending June 30, 2010, we have maintained a liquidity position in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors. Further, based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 50 in our 2009 Form 10-K for a detailed description of our liquidity requirements.

We use three different measures of liquidity as follows:

Overnight Liquidity – For the first six months of 2010, our policy required us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of June 30, 2010, our overnight liquidity was $6.9 billion or 8% of assets, giving us an excess overnight liquidity of $3.8 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2010, we had excess liquidity of $13.2 billion to support member deposits.

Contingency Liquidity – The cumulative five-business-day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $16.3 billion as of June 30, 2010.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Funding

During the first half of 2010, we continued to fund a greater portion of our net financing needs with longer-term consolidated obligation bond structures as interest rates and market demand for such debt returned to more historically normal levels. Overall, total debt declined in line with our decline in total assets.

The following table shows the net issuances (redemptions) by type of consolidated obligations issued (redeemed) for the periods shown:

For the period ending June 30,	Three months		Six months
	2010	2009	2010	2009
Net issued (redeemed) -
Discount notes	$717	$9,083	$(3,669)	$10,821
Bonds	498	(3,541)	1,968	(13,703)

Total consolidated obligations	$1,215	$5,542	$(1,701)	$(2,882)

Conditions in Financial Markets

During the second quarter of 2010, the FHLBs continued to have sufficient access to debt funding. The market seemed little affected by the conclusion of the Federal Reserve’s agency debt and agency mortgage-backed securities purchasing programs, which occurred during the first quarter of 2010. There was a flight to quality due to sovereign debt crisis as investors turned to U.S. Treasury securities and agency securities as a safe haven.

Over the course of the second quarter of 2010, the FHLBs priced $138 billion of consolidated obligation bonds, which was $16 billion less than during the first quarter of 2010. While weighted-average bond funding costs improved only slightly during the second quarter of 2010, the improvement was much more dramatic toward the end of the quarter as June’s weighted-average bond funding spreads were the best achieved since October 2009. This improvement in swapped funding levels was largely driven by a widening in swap rates.

During the second quarter of 2010, the FHLBs relied heavily on negotiated bullet bonds and swapped callable bonds, including step-up callable bonds. Using the issuance calendar for FHLB mandated global bullet bond pricing, the FHLBs priced $3 billion of a new, three-year mandated global bullet bond in April 2010, auctioned a $1 billion reopening of the most recent two-year mandated global bullet bond in May 2010, and priced $3 billion of a new, two-year mandated global bullet bond in June 2010. We issued $542 million under this program during the second quarter 2010.

The FHLB System’s debt outstanding continued to contract during the second quarter of 2010. Although FHLB System consolidated obligations outstanding remained relatively stable during April and May, they fell almost $26 billion during the month of June to close the second quarter at $846 billion. The decline in consolidated bonds outstanding may be attributed in part to significant consolidated obligation bond redemptions during the second quarter of 2010—consolidated obligation bond maturities were $75 billion and consolidated bond calls were $85 billion during this period. Although $3.0 billion of our consolidated obligation bonds matured and we called $10.9 billion during the second quarter, we experienced a $1.4 billion increase in our total consolidated obligations outstanding during the second quarter compared to the FHLB System’s overall decrease, primarily due to an increase in our discount notes outstanding. We increased our issuance of discount notes during the quarter to take advantage of improved funding spreads to LIBOR, which may be attributed in part to increased foreign investor demand as a result of concerns about the European sovereign debt crisis.

The following table summarizes the consolidated obligations at par value of the FHLBs and those for which we are the primary obligor:

	Bonds	Discount Notes	Total
June 30, 2010 (par value)
FHLB System	$664,940	$181,541	$846,481
FHLB Chicago as primary obligor	60,720	18,474	79,194
As a percent of the FHLB System	9%	10%	9%

December 31, 2009 (par value)
FHLB System	$732,040	$198,577	$930,617
FHLB Chicago as primary obligor	58,742	22,144	80,886
As a percent of the FHLB System	8%	11%	9%

Sources of Funding (Statements of Cash Flows)

During the six months ending June 30, 2010, our operating activities provided net cash flows of $224 million. The net cash flows provided exceeded year to date income of $117 million primarily as a result of losses attributable to non-cash credit related OTTI charges and other net non-cash adjustments.

Investing activities used net cash flows of $729 million, primarily reflecting our asset replacement strategy of purchasing AFS securities that were only partially offset by the continued pay down of the MPF Loan portfolio. Investing activities also reflected the decrease in demand for advances.

Financing activities used net cash flows of $1.9 billion primarily reflecting a decrease in discount notes outstanding partially offset by an increase in consolidated obligation bonds.

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

As of June 30, 2010	Regulatory Capital Stock		MRCS
Bank of America, National Association[1]	$230	8%	$230
One Mortgage Partners Corp.[2]	172	6%	-
Harris National Association	160	6%	-
M&I Marshall & Ilsley Bank	152	5%	-
PNC Bank, National Association[1]	146	5%	146
All other members	1,959	70%	112

Total regulatory capital stock	2,819	100%

MRCS	(488)		$488

Capital stock	2,331
Retained earnings	825
Accumulated other comprehensive income (loss)	(567)

Total GAAP capital	$2,589

Regulatory capital stock	$2,819
Designated Amount of subordinated notes	1,000

Regulatory capital stock plus Designated Amount of subordinated notes	3,819
Retained earnings	825

Regulatory capital plus Designated Amount of subordinated notes	$4,644

Voluntary capital stock	$1,319

[1]	Former members merged into these out-of-district institutions, which are not eligible for membership. Their capital stock was reclassified to MRCS at the time of the merger.
[2]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

On a net basis, we had a $3 million increase in capital stock from December 31, 2009 to June 30, 2010. We continue to issue our capital stock to new members or existing members seeking to take out additional advances at the par value of $100 per share. For the first six months of 2010, our regulatory capital stock balance increased by $25 million. This was offset by an increase in our MRCS of $22 million from membership withdrawals and terminations. As of June 30, 2010, we had $488 million in MRCS, representing the capital stock of 44 members subject to redemption, of which 14 were voluntary membership withdrawal requests and 30 were due to mergers or other membership terminations.

The increase in total GAAP capital was almost entirely due to our net income of $117 million (increasing retained earnings from $708 million to $825 million) and a reduction in our accumulated other comprehensive loss of $91 million (which improved to a $567 million loss as of June 30, 2010 from a $658 million loss at December 31, 2009). The improvement in AOCI was primarily due to an improvement in the market value of securities held in our available-for-sale portfolio of $402 million, accretion of the

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

non-credit portion of OTTI in our held-to-maturity portfolio of $95 million, and reclassification adjustments from AOCI to net income on our noncredit OTTI losses on HTM securities of $63 million, which were partially offset by losses from cash flow hedging activities of $460 million.

Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except as discussed below. Prior to the expiration of the six month notice period for voluntary withdrawals, and upon request from merging members, we will submit a request to the Deputy Director to approve related capital stock redemptions. From April 24, 2008 through July 31, 2010, the Deputy Director has denied requests to redeem capital stock totaling $44 million, in connection with 21 membership withdrawals or other membership terminations. Other financial institutions that withdrew from membership or had their membership terminated did not submit specific requests to have their capital stock redeemed. We cannot predict when we will be permitted to resume such capital stock repurchases or redemptions.

On July 24, 2008, the Finance Board amended the C&D Order to allow us to redeem at par a member’s capital stock which becomes excess capital stock above a member’s capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to certain conditions. During the six months ended June 30, 2010, we redeemed less than $1 million in excess capital stock at par as permitted by the amendment to the C&D Order. For further discussion of how a member’s capital stock floor is set, see Current Capital Rules on page 56 in our 2009 Form 10-K.

Once we implement a new capital plan and at the appropriate time when the C&D Order is terminated, we anticipate that our capital base may shrink in the future as members redeem their voluntary capital stock over a period of time of up to five years.

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

We had retained earnings of $825 million at June 30, 2010, an increase from $708 million at year-end 2009 due to our six month net income of $117 million. Our retained earnings now exceed our unrealized losses in AOCI by $258 million compared to $50 million at year-end 2009. However, credit deterioration may continue to negatively impact our private-label MBS portfolio. We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 30 of the Risk Factors section of our 2009 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

The following table identifies our critical accounting policies and estimates and the page number where a detailed description of each can be found in our 2009 Form 10-K.

Other-Than-Temporary Impairment (OTTI) – Methodology	Page 61
Estimated Fair Values - Methodology	Page 63
Controls over Valuation Methodologies	Page 65
Fair Value Measurement Effect on Liquidity and Capital	Page 65
Allowance for MPF Loan Loss Methodology and Assumptions	Page 65

See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements for the impact of recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment (OTTI) – Sensitivity Analysis

Base Case

Our housing price forecast as of June 30, 2010 assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the 3- to 9-month period beginning April 1, 2010. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year.

Adverse Scenario

The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 17 percent over the 3- to 9-month period beginning April 1, 2010. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in each of the third and fourth years and 3 percent in each subsequent year.

The following table shows what the impact to net income from credit-related OTTI charges would have been under this adverse scenario. Classifications of MBS as prime, Alt-A, or subprime are made at the time of purchase, and may differ from the current performance characteristics of the instrument.

Three months ended June 30, 2010	# of Securities Impaired	Unpaid Principal Balance	Credit- Related OTTI
Base case
actual
Prime	15	$896	$(22)
Alt-A	4	96	(1)
Subprime	14	307	(4)

Total private-label MBS	33	$1,299	$(27)

Adverse scenario
pro-forma
Prime	26	$1,924	$(86)
Alt-A	5	163	(10)
Subprime	36	943	(51)

Total private-label MBS	67	$3,030	$(147)

Estimated Fair Values – Sensitivity Analysis

For securities that were impaired during the second quarter of 2010, the estimated fair value determined under the fair value methodology and the estimated fair value range we considered for our prime, subprime and Alt-A investment securities that are carried at fair value either on a nonrecurring or recurring basis, are as follows:

	Estimated	Range of Pricing Service Values
As of June 30, 2010	Fair Value	Min	Max
2004 AFS - Recurring	$2	$2	$2
2006 AFS - Recurring	76	63	86
2002 HTM - Non-Recurring	3	3	3
2003 HTM - Non-Recurring	3	2	3
2005 HTM - Non-Recurring	44	40	47
2006 HTM - Non-Recurring	784	714	853

Total	$912	$824	$994

Allowance for MPF Loan Loss Assumptions

The loss severity assumption is the largest driver of the expected pool loss calculations. The loss severity rate analysis looks at the MPF Loans held in our portfolio that have experienced a loss in the previous rolling 12 months. Period costs such as maintenance and real estate taxes, estimated selling costs, and gains are not included in the loss severity rate. Year to date the loss severity rate assumption increased five percentage points to 23% for the period ending June 30, 2010. Refer to the Credit Risk-MPF Loans section on page 65 for further discussion.

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

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. We maintain a portfolio of short-term liquid assets (principally overnight and short-term Federal Funds sold and securities purchased under agreements to resell, and commercial paper entered into with or issued by highly rated institutions) to ensure the availability of funds to meet member credit needs. The longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, GSEs, U.S. instrumentalities, FFELP student loan ABS, and mortgage-backed securities that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from S&P, Moody’s, or Fitch at the time of purchase. Securities issued by GSEs are not obligations of, and are not guaranteed by, the United States government.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The carrying value of our investment securities portfolio by credit rating is shown in the following table.

As of	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009

Lowest long term rating -
AAA	$36,334	$34,434	$31,956	$27,959	$27,056
AA	69	80	75	79	128
A	13	27	28	29	201
BBB	85	81	81	84	750
BB	70	87	116	121	412
B	30	162	187	214	102
CCC	1,124	1,099	1,123	1,148	625
CC	568	498	482	495	106
C	36	26	25	23	23

Short term rating A-1 or higher	-	-	-	200	-

Unrated	5	5	5	5	6

Total carrying value	$38,334	$36,499	$34,078	$30,357	$29,409

As noted in the following tables in this section, we classify our private-label mortgage-backed securities as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security at origination.

Category	Majority of Underlying Mortgage Loans	Description of Mortgage Loans Underlying the Security and Security Features
Prime	Prime	Mortgage loans meet the criteria of Ginnie Mae, Fannie Mae, or Freddie Mac and the securities have credit protection in the form of a guarantee from the U.S. government, in the case of Ginnie Mae, or a guarantee from Fannie Mae or Freddie Mac.

	Prime Fixed Rate/ Adjustable Rate	First-lien mortgage loans that typically conform to “prime” credit guidelines but with a balance that exceeds the maximum allowed under programs sponsored by Ginnie Mae, Fannie Mae or Freddie Mac.

	Interest First — Prime Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, but may allow for principal deferment for a specified period of time.

Alt-A	Alternative Documentation Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, although the LTV ratio, loan documentation, occupancy status, property type, loan size, or other factors causes the loan not to qualify under standard underwriting programs. Typically includes loans with less-than-full documentation.

Subprime	Subprime	Primarily first-lien mortgage loans that have lower credit scores, higher debt to income ratios, and higher loan to value ratios.

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

As of June 30, 2010	Amortized Cost	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI	Weighted Average Collateral Delinquency %

Private-label MBS AAA rated:
Prime	$88	$(2)	$-	2%
Subprime	23	(2)	-	31%

Total	111	(4)	-	8%

Private-label MBS AA rated:
Prime	3	(1)	-	9%
Alt-A	1	-	-	24%
Subprime	18	(2)	-	32%

Total	22	(3)	-	29%

Private-label MBS A rated:
Alt-A	1	(1)	-	16%
Subprime	13	(2)	-	33%

Total	14	(3)	-	31%

Private-label MBS BBB rated:
Subprime	85	(5)	-	40%

Total	85	(5)	-	39%

Private-label MBS below investment grade:
Prime	1,676	-	(516)	21%
Alt-A	120	-	(44)	48%
Subprime	875	(21)	(283)	46%

Total	2,671	(21)	(843)	31%

Private-label MBS unrated:
Subprime	5	-	-	0%

Total	5	-	-	0%

Total Prime	1,767	(3)	(516)	20%
Total Alt-A	122	(1)	(44)	47%
Total Subprime	1,019	(32)	(283)	45%

Total private-label MBS	$2,908	$(36)	$(843)	31%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the unpaid principal balance of our private-label MBS categories by interest rate type.

	June 30, 2010			December 31, 2009
Unpaid Principal Balance as of	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total

Private-label Residential MBS (RMBS)-
Prime	$10	$1,991	$2,001	$11	$2,149	$2,160
Alt-A	-	165	165	-	177	177
Subprime	-	1,250	1,250		1,307	1,307

Total private-label RMBS	10	3,406	3,416	11	3,633	3,644

Private-label Commercial MBS (CMBS)-
Prime	45	10	55	46	10	56

Total private-label CMBS	45	10	55	46	10	56

Total unpaid principal balance	$55	$3,416	$3,471	$57	$3,643	$3,700

The following table summarizes our underlying collateral performance and credit enhancement statistics by vintage year of securitization of our private-label MBS. Market prices are shown in actual dollars.

As of June 30, 2010	Weighted Average Market Price (per $100 par)	Original Weighted Average Credit Support %	Current Weighted Average Credit Support %	Weighted Average Collateral 60+ Days Delinquent
Private-label MBS by year of securitization

Prime
2006	$72.73	12%	9%	21%
2005	72.21	14%	9%	29%
2004 and prior	99.43	16%	27%	1%

Total prime	73.92	12%	10%	20%

Alt-A
2006	46.48	18%	10%	48%
2004 and prior	73.22	7%	22%	20%

Total Alt-A	46.88	18%	10%	47%

Subprime
2007	67.32	23%	39%	39%
2006	56.67	23%	29%	46%
2005	83.79	22%	48%	45%
2004 and prior	74.52	42%	60%	19%

Total subprime	59.68	23%	32%	45%

Total private-label MBS	$67.50	16%	18%	31%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the balances on all of our private-label MBS (whether other-than-temporarily impaired or not) by category, vintage year of securitization and whether any OTTI charges were taken on these securities.

	As of June 30, 2010					Three months ended June 30, 2010
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI	Fair Value	Total OTTI Losses	OTTI Related to Non-Credit Losses	OTTI Related to Credit Losses
Private-label MBS by year of securitization
Prime -
Private-label RMBS
2006	$1,922	$1,640	$(1)	$(505)	$1,398	$(5)	$16	$(21)
2005	42	36	-	(11)	30	-	1	(1)
2004 and prior	37	36	(2)	*	35	-	-	-

Prime private-label RMBS total	2,001	1,712	(3)	(516)	1,463	(5)	17	(22)

Private-label CMBS
2004 and prior	55	55	*	-	56	-	-	-

Total prime	2,056	1,767	(3)	(516)	1,519	(5)	17	(22)

Alt-A -
Private-label RMBS
2006	163	120	-	(44)	76	-	1	(1)
2004 and prior	2	2	(1)	-	1	-	-

Total Alt-A	165	122	(1)	(44)	77	-	1	(1)

Subprime Private-label RMBS
2007	10	9	(2)	-	7	-	-	-
2006	1,094	874	(15)	(278)	620	(3)	1	(4)
2005	113	108	(10)	(4)	95	-	-	-
2004 and prior	33	28	(5)	(1)	24	-	-	-

Total subprime	1,250	1,019	(32)	(283)	746	(3)	1	(4)

Total private-label MBS	$3,471	$2,908	$(36)	$(843)	$2,342	$(8)	$19	$(27)

*	Less than $1 million

The following table summarizes OTTI charges recognized, based on security type and duration of non-credit related and credit related unrealized losses prior to impairment.

	OTTI Related to Non-Credit Losses			OTTI Related to Credit Losses
For the three months ended June 30, 2010	Less than 12 months	Greater than 12 months	Total	Less than 12 months	Greater than 12 months	Total

Available-for-sale securities
Alt-A: Private-label RMBS	$-	$1	$1	$-	$(1)	$(1)

Held-to-maturity securities
Prime: Private-label RMBS	-	17	17	-	(22)	(22)
Subprime: Private-label RMBS	-	1	1	-	(4)	(4)

Total held-to-maturity	-	18	18	-	(26)	(26)

Total private-label MBS	$-	$19	$19	$-	$(27)	$(27)

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the components of amortized cost of our private-label MBS as of June 30, 2010.

Unpaid Principal Balance	Life-To-Date Credit Impairment	Other Adjustments[1]	Amortized Cost
$3,471	$567	$4	$2,908

[1]

Other Adjustments includes the remaining discount of $11 million related to the transfer of certain AFS securities to HTM during 2007 offset by $15 million of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses. See Note 5– Investments - Held-to-Maturity for further details of the transfer of securities from AFS to HTM.

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

We utilize an internally developed credit risk rating system for our borrowers, whether or not they currently have a balance outstanding, which focuses primarily on an institution’s overall financial health and takes into account the borrower’s asset quality, earnings, and capital position. We assign each borrower a credit risk rating from one to five (one being the least amount of risk and five the greatest amount of risk). We mitigate that risk by taking collateral. Borrowers may be required to maintain higher amounts of collateral and/or deliver loan collateral to us or a third party custodian on our behalf, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements.

The following table shows the number of borrowers and outstanding credit extended to our borrowers by rating. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value.

	June 30, 2010					December 31, 2009
Rating assigned	Number of Borrowers	% of Total	Credit Outstanding [1]	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding [1]	% of Total	Collateral Loan Value
1-3	458	77%	$16,465	74%	$22,872	438	71%	$13,946	55%	$19,451
4	63	11%	3,151	14%	5,192	91	14%	7,676	30%	12,986
5	71	12%	2,564	12%	3,506	92	15%	3,623	15%	4,477

Total	592	100%	$22,180	100%	$31,570	621	100%	$25,245	100%	$36,914

[1]	Consists of outstanding advances, letters of credit, MPF credit enhancement obligations, and member derivative exposures.

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

The following table describes the range of lending values, which we also refer to as collateral loan values, assigned to the types of collateral we accept for advances. Collateral loan values do not imply fair values. It also shows the breakdown of pledged collateral from borrowers by underlying type as of June 30, 2010.

As of June 30, 2010	Lending Values Applied to Majority of Collateral	Gross Value[2] Reported by Active Borrowers	Collateral Loan Value	Effective Discount
Loan collateral-
1-4 family	60% - 85%	$34,052	$21,481	37%
Multi-family	60% - 70%	2,571	1,643	36%
Home equity loans/lines of credit	25% - 50%	10,358	4,362	58%
CFI[1]	50%	528	258	51%
CRE[2]	50%	123	50	59%
Other loan collateral	25%	122	30	75%

Securities-
Cash, US Treasury, and GSE Debt, MBS, & CMO	85% - 100%	3,606	3,442	5%
Private-label MBS & CMO	50%	339	128	62%
Municipal debt[3]	90%	195	175	10%

Total Collateral		$51,894	$31,569	39%

[1]	Community Financial Institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.
[2]

Gross value is defined as unpaid principal balance for loans and as fair value for securities. For commercial real estate (CRE) the percent lending value is based on fair value while the dollar gross value is based on unpaid principal balance.

[3]	Includes only securities issued by municipalities or political subdivisions that are real estate related and supported by the tax-levying authority of the issuer.

Nine members were resolved by the FDIC during the six months ended June 30, 2010 with seven occurring in the second quarter. The total credit outstanding for the nine institutions at the time of their failure was $563 million for the six months ended June 30, 2010. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution. We did not incur any credit losses on any of these actions.

Letters of Credit

In addition to providing advances, we also offer standby letters of credit to our members. As of June 30, 2010, we had $1.1 billion of standby and confirming letters of credit outstanding on behalf of 63 members. We had $1.1 billion outstanding with 57 members at December 31, 2009. To secure these letters of credit, we require collateral as we do on advances.

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

Setting Credit Enhancement Levels

FHFA regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for loan losses. We analyze the risk characteristics of each MPF Loan as provided by the PFI using S&P’s LEVELS® in order to determine the required CE Amount for a loan to be acquired and held as an investment. Except for the MPF Xtra product, we share with PFIs the risk of credit losses on conventional MPF products by structuring potential losses on MPF Loans into layers with respect to each master commitment. See MPF Loans Credit Enhancement Structure on page 75 of our 2009 Form 10-K.

For master commitments with a first loss account (FLA) equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to withhold performance based CE Fees when measuring our effective credit protection. As a result, against the related master commitments in accordance with the Acquired Member Assets (AMA) regulations we held additional retained earnings, which at June 30, 2010 totaled $50 million.

Primary Mortgage Insurance (PMI) Provider Concentration–

We are exposed to the risk of non-performance of PMI companies with respect to our MPF Loan portfolios as set forth below. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in PMI coverage. For more information on our concentration risk exposure, see Mortgage Guaranty Insurance Provider Concentration on page 78 in our 2009 Form 10-K.

The following table details our exposure to PMI coverage:

As of June 30, 2010	Credit Rating at 7/31/2010	Outlook	Loan Balance	Amount of Coverage	% of Total
Mortgage Guaranty Insurance Co. (MGIC)	B+	Negative	$391	$114	34%
Genworth Mortgage Insurance Corp.	BBB	Negative	161	48	14%
PMI Mortgage Insurance Co.	B	Positive	166	48	14%
United Guaranty Residential Insurance Co.	BBB	-	137	39	12%
All Others	B+ to BBB or unrated	Negative	281	85	26%

Total MI Coverage			$1,136	$334	100%

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

None of the MI companies pass all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests, and profitability tests. For further discussion of how this may affect us, see Risk Factors on page 25 in our 2009 Form 10-K.

MPF Loan Portfolio Analysis

For the six months ended June 30, 2010, we recorded an $11 million provision for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the increase in delinquent, non-accrual, and impaired MPF Loans.

For the period ending June 30, 2010, our nonaccrual and impaired loan populations grew as the MPF Loan portfolio experienced some additional deterioration and because certain MPF Plus loans were added to the nonaccrual and impaired loan populations. In particular, MPF Plus loans are excluded from nonaccrual and impaired loan status provided PFI performance CE Fees are continued. Under the terms of the MPF Plus product, when the SMI insurer’s insurance strength rating falls below an AA rating, the PFI forfeits its right to be paid performance CE Fees unless the PFI elects to replace the SMI policy (with another qualified SMI policy) or to act as a surety for the SMI policy. In those cases where we retain PFIs’ performance CE Fees, we assume the first loss position for credit losses from the impacted MPF Plus master commitments.

During the first half of 2010, certain PFIs forfeited their performance CE Fees. As a result, MPF Plus loans 90 days past due were placed on non-accrual status. Further, MPF Plus loans that meet our criteria for collateral dependent loans were classified as impaired loans. As a result, $52 million of MPF Plus loans were deemed to be impaired and on non-accrual status at June 30, 2010. This change resulted in a significant increase in the impaired loan loss reserve, which was $12 million on our entire impaired loan population at June 30, 2010. This increase was partially offset by the credit enhancement for other MPF products. Specifically, for several Original MPF product master commitments, the impaired loan amount was larger than the existing FLA, meaning that additional losses (up to the CE Amount) would be paid by the PFI. Losses were capped at the lesser of the loss amount or the FLA. The loss severity on impaired loans increased to 23%.

Additional PFIs may elect not to replace their SMI insurers in future periods. As a result, the impaired loan population may continue to increase for MPF Plus loans. If the impaired loan population increases, then we anticipate that further increases to our allowance for loan losses may occur.

The following table summarizes our MPF Loan non-accrual status. For delinquency rate and loss severity trends that impact our estimates on our allowance for loan credit losses, please see Allowance for MPF Loan Loss Methodology and Assumptions on page 57 in our Critical Accounting Policies and Estimates section. For details on our allowance for loan losses see Note 8 - Allowance for Loan Losses.

As of		June 30, 2010	December 31, 2009
MPF Loans - conventional par value		$18,086	$20,114
MPF Loans - government par value		3,178	3,431

MPF Loans, par value		21,264	23,545

MPF Loans past due 90 days or more and still accruing interest[1]		588	494
Non-accrual MPF Loans, par value		99	36
Impaired MPF Loans, par value		80	25
MPF Loans in foreclosure - conventional[2]		162	129
Real estate owned		62	47

For the six months ended		June 30, 2010[3]
Interest contractually due on non-accrual loans		$2
Interest received on non-accrual loans		2

Shortfall	$	*

* Less than $1 million

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

[2]	Includes conventional loans which are well-secured and in the process of collection.
[3]	Represents the population of non-accrual loans as of June 30, 2010.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Derivatives

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk is mitigated by master netting arrangements included in all of our contracts with derivative counterparties. We manage counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our policies and FHFA regulations. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. Our potential loss due to credit risk as of the balance sheet date is based on the fair value of our derivative assets. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the non-cash collateral or other security, if any, for the amount due proved to be of no value to us. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. At June 30, 2010 and December 31, 2009, our maximum credit risk as defined above was $43 million and $44 million. See Note 9– Derivatives and Hedging Activities to the financial statements for further details.

The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of June 30, 2010	Notional Amount	Exposure at Fair Value[2]	Cash Collateral Held[3]	Securities Collateral Held	Total Collateral Held	Net Exposure After Collateral[4]
AA	$30,124	$162	$125	$-	$125	$38
A	67,251	94	94	-	94	2
BBB	9	-	-	-	-	-

Total Counterparties	97,384	256	219	-	219	40
Member Institutions [1]	455	3	-	-	-	3

Total derivatives	$97,839	$259	$219	$-	$219	$43

[1]	Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
[2]	Exposure at Fair Value excludes cash collateral held.
[3]	Includes accrued interest.
[4]

Net exposure after collateral is monitored and reported on an individual counterparty basis. Because some counterparties are over- collateralized, net exposure after collateral may not equal the difference between Exposure at Fair Value and Total Collateral Held.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Financial Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law. The Dodd-Frank Act, among other things: (i) creates a consumer financial protection bureau; (ii) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (iii) regulates the over-the-counter derivatives market; (iv) reforms the credit rating agencies; (v) provides shareholders with an advisory vote on the compensation practices of the entity in which they invest, including executive compensation and golden parachutes; (vi) establishes new requirements, including a risk-retention requirement, for certain MBS; (vii) makes a number of changes to the federal deposit insurance system; and (viii) creates a federal insurance office that will monitor the insurance industry.

Although the FHLBs were exempted from several notable provisions of the Dodd-Frank Act, our business operations, funding costs, rights, obligations, and/or the manner in which we carry out our housing-finance mission nonetheless may be affected by other provisions. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect an FHLB's ability to hedge its interest rate risk exposure from advances, achieve the FHLB's risk management objectives, and act as an intermediary between its members and counterparties.

Furthermore, if the FHLBs are determined to be systemically significant institutions under the Dodd-Frank Act, we would be subject to “heightened prudential standards”, as established by the Federal Reserve Board, which will be more stringent than the prudential standards generally applicable to non-systemically significant financial companies and bank holding companies. The heightened standards for systemically significant companies must include, at a minimum, risk-based capital requirements, liquidity requirements, risk management, a resolution plan (“living will”), a debt-to-equity leverage limit and a concentration limit, although the FHLBs are specifically exempted from the leverage and concentration limits. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. Systemically significant companies also will have to report to the Federal Reserve on the nature and extent of the company’s credit exposure to other significant companies, and vice versa, and will be required to conduct a semi-annual stress test.

Systemically significant non-bank financial companies are prohibited under the Dodd-Frank Act from engaging in proprietary trading or investing in hedge funds or private equity funds. They also will be subjected to higher capital requirements and quantitative limits for proprietary trading, potentially limiting an FHLB’s ability to purchase and sell financial products, such as derivatives and private label mortgage-backed securities. These provisions do not become effective until the earlier of 12 months after the final regulations are promulgated or 2 years after the date of enactment. Thus, the imposition of restrictions on proprietary trading could be delayed for up to 2 years after the date of enactment, depending on the speed in which the required study and regulations are issued.

In addition, the U.S. Treasury Department and the Housing and Urban Development (HUD) Department are developing recommendations regarding reform of the U.S. housing finance system, including the future of the housing GSEs. A close examination of the FHLBs is expected as part of this process. In April of 2010, the Treasury and HUD issued a series of questions for public comment regarding how the housing finance system should be changed. Hundreds of responses have been received, many of which focused on the FHLBs. Congressional hearings may be held in the fall, and legislation could be introduced in the House of Representatives, though it is unlikely to advance this year. It is impossible to predict how this process may ultimately affect the FHLBs.

Proposed Rule on FHLB Conservatorship and Receivership

On July 9, 2010, the FHFA published in the Federal Register a proposed rule implementing the conservatorship and receivership provisions of the Housing and Economic Recovery Act, which apply to Fannie Mae, Freddie Mac, and the FHLBs. The proposed rule addresses the status and priority of claims, the relationships among various classes of creditors and equity-holders, and the priorities for contract parties and other claimants with regard to the resolution of an FHLB that is put into conservatorship or receivership by the FHFA. Comments on the proposed rule must be submitted to the FHFA on or before September 7, 2010.

Proposed Rule Regarding FHLB Investments

On May 4, 2010, the FHFA issued a proposed rule regarding FHLB investments that would, among other things, incorporate certain current limitations regarding the level of an FHLB's MBS investments that are applicable to an FHLB as a matter of FHFA financial management policy and order, including without limitation, the provision limiting the level of an FHLB's MBS investments to no more than 300 percent of that FHLB's capital. The proposal also requests comment on whether additional limitations on an FHLB's MBS investments, including its private-label MBS investments, should be adopted as part of a final rule and whether with respect to private-label MBS investments such limitations should be based on an FHLB's level of retained earnings or some other basis or prohibited entirely. Comments on the proposed rule were due by July 6, 2010. To the extent that a final rule restricts our ability to purchase additional investments, our net income may be negatively impacted.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Deposit Insurance Changes

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

In addition to requiring unlimited deposit insurance coverage for transaction accounts, the Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. First, it broadly requires the FDIC to base future assessments for deposit insurance on the amount of liabilities held by an institution instead of on the amount of deposits it holds. This will have the effect of subjecting all FHLB advances, as well as competing products such as brokered deposits, to the base assessment formula. Second, it permanently increases deposit insurance coverage for insured banks, savings associations, and credit unions to $250,000. Third, it increased the reserve ratio for the FDIC insurance fund, which will cause an increase in the assessments imposed on federally insured institutions. The FDIC's risk-based assessment and the changes made in the Dodd-Frank Act may provide an incentive for some of our members to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution's deposit insurance assessments.

Final Rule on Restructuring the Board of Directors of the FHLB System Office of Finance

On May 3, 2010, the FHFA published a final rule restructuring the board of directors of the Office of Finance. The rule became effective June 2, 2010. Among other things the final rule: (i) increases the size of the board such that it will be comprised of the 12 FHLB presidents and five independent directors; (ii) creates an audit committee; (iii) provides for the creation of other committees; (iv) sets a method for electing independent directors along with setting qualifications for these directors; and (v) provides that the method of funding the Office of Finance and allocating its expenses among the FHLBs shall be determined by policies adopted by the board of directors. Under the final rule, the audit committee of the Office of Finance board of directors is comprised solely of the five independent directors and is required to be charged with ensuring greater consistency in accounting policies and procedures among the FHLBs with regard to the information provided to the Office of Finance for the combined financial reports.

Final Rule on FHLB Directors’ Eligibility, Elections, Compensation, and Expenses

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

For additional discussion on pending legislative and regulatory developments, refer to our 2009 Form 10-K.

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

Market Risk Profile

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

Mortgage-related assets, which include MPF Loans and MBS, are the predominant sources of interest rate risk in our market risk profile. We also invest in GSE obligations, the taxable portion of state or local housing finance agency securities, and student loan ABS. The interest rate and prepayment risk associated with these assets are managed through a combination of debt issuance and derivatives. The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected maturities of these investments, primarily depending on changes in interest rates.

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

Fair Value Hedges

Consolidated Obligation Bonds – Our goal is to manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation bonds. For instance, when a fixed-rate consolidated obligation bond is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation bond. We also hedge the LIBOR benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a floating rate liability and has an offsetting call option(s) to terminate the interest rate swap. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we apply shortcut accounting to certain non-callable fixed-rate consolidated obligations.

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

Measurement of Market Risk Exposure

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread To Swap Curve	Mortgage Spread
As of June 30, 2010
Advances	$(4)	$4	$-	$(6)	$-
MPF Loans	(3)	(24)	(7)	(7)	5
Mortgage Backed Securities	(10)	(7)	(3)	(13)	2
Other interest earning assets	(1)	-	-	(6)	-
Interest-bearing liabilities	14	7	-	13	-
Derivatives	4	4	-	-	-

Total	$-	$(16)	$(10)	n/m	$7

As of December 31, 2009
Advances	$(4)	$6	$-	$(6)	$-
MPF Loans	(7)	(38)	(2)	(9)	3
Mortgage Backed Securities	(8)	(13)	(1)	(10)	1
Other interest earning assets	(1)	-	-	(6)	-
Interest-bearing liabilities	16	11	-	16	-
Derivatives	3	(1)	-	-	-

Total	$(1)	$(35)	$(3)	n/m	$4

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

During 2010 our sensitivity to changes in implied volatility has decreased, to an expected $16 million loss from an expected $35 million loss for a one percent increase in implied volatility.

The sensitivities above are limited in that they do not incorporate other risks, including—but not limited to—non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves.

Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of June 30, 2010, our duration gap was 0.65 months, compared to 1.0 month as of December 31, 2009.

As of June 30, 2010, our fair value deficit (relative to book value) was $474 million, and our market-to-book value ratio was 85%. At December 31, 2009 our fair value deficit was $817 million, and our market-to-book value ratio was 71%. These improvements were primarily due to favorable spreads movements.

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

We continue to work with the FHFA to develop appropriate interest rate risk policies, and we submitted revised policies to the Deputy Director on July 2, 2010.

The following table summarizes our fair value changes with respect to our policy limits.

	Change in Fair Value as of		Change in Fair
Scenario	June 30, 2010	December 31, 2009	Value Must be Greater Than
-200 bp	*	*	(185.0)
-100 bp	*	*	(77.5)
-50 bp	*	*	(30.0)
-25 bp	18.4	*	(12.5)
+25 bp	(5.9)	(9.8)	(25.0)
+50 bp	(13.2)	(23.6)	(60.0)
+100 bp	(1.6)	(85.7)	(155.0)
+200 bp	122.0	(280.8)	(370.0)
*	Due to the low interest rate environment these values cannot be calculated.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2010, we completed implementation of our new core operating system. With this implementation, all assets, liabilities, and capital stock are on a single operating platform, with the exception of individual MPF Loans which are supported by a different system tailored specifically for the requirements of these instruments. The new operating system provides a front-to-back solution that supports trade entry and maintenance, cash settlements, valuations, accounting, operational reporting, and management reporting. It interfaces directly to our general ledger system, as well as other internal systems and external data sources. This implementation enhances our internal control over the financial reporting environment through increased automation of previously manually intensive processes, the elimination of various redundant applications, the streamlining of operations flows, and the enhancement in reconciliation functions. This integration of systems and processes has increased the number of automated internal controls that we are able to rely on, and has improved the general internal control over financial reporting environment.

Other than the changes mentioned above, no other changes in our internal control over financial reporting occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director Richard K. McCord resigned from his position as director of Illinois National Bank, effective August 11, 2010. Our member directors are required by regulation to be an officer or director of a member. As a member director, Mr. McCord became ineligible to serve on our Board upon his resignation as director of Illinois National Bank. Therefore, effective August 11, 2010, Mr. McCord is no longer a member of our Board of Directors. The Board will appoint another member director to fill Mr. McCord’s unexpired term in accordance with the rules governing the election of directors. For more information on the required qualifications for member directors, see Nomination of Member Directors on page 87 in our 2009 Form 10-K.

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

Item 6.	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by the Principal Financial Officer

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

CMBS: Commercial mortgage backed securities

CMT: Constant Maturity Treasury

CO Curve: Consolidated Obligation curve. The Office of Finance constructs a market-observable curve referred to as the CO Curve. This curve is constructed using the U.S. Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, market activity such as recent GSE trades, and other secondary market activity.

Consolidated obligations: FHLB debt instruments (bonds and discount notes) which are the joint and several liability of all FHLBs; issued by the Office of Finance.

Consolidated obligation bonds: Consolidated obligations with a term over one year.

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

Discount notes: Consolidated obligations with a term of one year or less.

Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted July 21, 2010.

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

Federal Home Loan Bank of Chicago

(Dollars in millions except per share amounts unless otherwise indicated)

FHLBs: The 12 Federal Home Loan Banks or subset thereof

FHLB System: The 12 FHLBs and the Office of Finance

Finance Board: The Federal Housing Finance Board. The Bank was supervised and regulated by the Finance Board, prior to creation of the Federal Housing Finance Agency as regulator of the FHLBs by the Housing and Economic Recovery Act of 2008, effective July 30, 2008.

Fitch: Fitch Ratings, Inc.

FLA: First loss account is a memo account used to track the MPF Bank’s exposure to losses until the CE Amount is available to cover losses.

Freddie Mac: Federal Home Loan Mortgage Corporation

GAAP: Generally accepted accounting principles in the United States of America

Ginnie Mae: Government National Mortgage Association

GLB Act: Gramm-Leach-Bliley Act of 1999

Government Loans: MPF Loans held in our portfolio comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS).

GSE: Government sponsored enterprise

HUD: Department of Housing and Urban Development

HTM: Held-to-maturity securities

LIBOR: London Interbank Offered Rate

LTV: Loan-to-value ratio

MBS: Mortgage-backed securities

MI: Mortgage Insurance

Moody's: Moody's Investors Service

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

MPF Xtra® product: The MPF Program product under which we acquire MPF Loans from PFIs without any credit enhancement protection amount and concurrently resell them to Fannie Mae.

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

PFI Agreement: MPF Program Participating Financial Institution Agreement

PMI: Primary mortgage insurance

REFCORP: Resolution Funding Corporation

Regulatory capital: Regulatory capital stock plus retained earnings.

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

S&P: Standard and Poor's Rating Service

SEC: Securities and Exchange Commission

SMI: Supplemental mortgage insurance

SPE: Special Purpose Entity

System: The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks and the Office of Finance

TLGP: The FDIC’s Temporary Liquidity Guarantee Program.

TVA: Tennessee Valley Authority

VA: Department of Veterans Affairs

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
	By:	Matthew R. Feldman
	Title:	President and Chief Executive Officer
Date: August 12, 2010	(Principal Executive Officer)

/s/ Roger D. Lundstrom
	By:	Roger D. Lundstrom
	Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date: August 12, 2010	(Principal Financial Officer and Principal Accounting Officer)

S-1