Form 10-Q
period 2010-09-30
Federal Home Loan Bank of Chicago
filed 2010-11-10
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

There were 28,529,232 shares of registrant's capital stock outstanding as of October 31, 2010.

Federal Home Loan Bank of Chicago

PART I
Item 1.    Financial Statements (unaudited)
Statements of Condition (unaudited)
(Dollars in millions, except par value)

	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$22	$2,823
Federal Funds sold and securities purchased under agreements to resell	9,722	2,715
Investment securities -
Trading ($361 and $51 pledged)	1,741	1,370
Available-for-sale ($569 and $656 pledged)	25,739	20,019
Held-to-maturity[a] ($1,635 and $1,265 pledged)	12,062	12,689
Total investment securities	39,542	34,078

Advances ($4 and $4 carried at fair value)	18,803	24,148
MPF Loans held in portfolio, net of allowance for loan losses of ($32) and ($14)	20,134	23,838
Accrued interest receivable	203	247
Derivative assets	7	44
Software and equipment, net	48	25
Other assets	145	156
Total assets	$88,626	$88,074

Liabilities
Deposits -
Interest bearing, incl. $15 and $11 from other FHLBs	$792	$854
Non-interest bearing	209	148
Total deposits	1,001	1,002

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes ($5,212 and $0 carried at fair value)	24,254	22,139
Bonds ($8,189 and $4,749 carried at fair value)	55,077	58,225
Total consolidated obligations, net	79,331	80,364

Accrued interest payable	442	376
Mandatorily redeemable capital stock	511	466
Derivative liabilities	1,284	713
Affordable Housing Program assessment payable	37	13
Resolution Funding Corporation assessment payable	29	—
Investment securities traded but not yet settled	834	497
Other liabilities	90	65
Subordinated notes	1,000	1,000
Total liabilities	85,759	85,696

Commitments and contingencies (Note 15)
Capital
Capital stock - putable ($100 par value) - 23 million shares issued and outstanding for both periods presented	2,318	2,328
Retained earnings	967	708
Accumulated other comprehensive income (loss)	(418)	(658)
Total capital	2,867	2,378
Total liabilities and capital	$88,626	$88,074

a    Fair values of held-to-maturity securities: $12,949 and $13,345 at September 30, 2010 and December 31, 2009.
The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income	$700	$720	$2,082	$2,261
Interest expense	487	577	1,534	1,815
Net interest income before provision for credit losses	213	143	548	446
Provision for credit losses	9	—	20	5
Net interest income	204	143	528	441

Non-interest gain (loss) on -
Other-than-temporary impairment charges, credit portion[a]	(76)	(169)	(147)	(379)
Trading securities	(5)	—	(8)	(11)
Sale of available-for-sale securities	—	—	—	19
Derivatives and hedging activities	62	(114)	28	(64)
Instruments held under fair value option	(1)	(4)	(9)	(6)
Early extinguishment of debt incl. $0, $0, $0, and ($5) from debt transferred to other FHLBs	—	—	—	(5)
Other, net	3	2	9	8
Total non-interest gain (loss)	(17)	(285)	(127)	(438)

Non-interest expense -
Compensation and benefits	14	15	43	45
Professional service fees	2	4	7	9
Amortization and depreciation of software and equipment	4	4	11	12
MPF Program expense	2	1	5	5
Finance Agency and Office of Finance expenses	2	1	5	4
Other expense	4	6	11	14
Total non-interest expense	28	31	82	89

Income (loss) before assessments	159	(173)	319	(86)

Assessments -
Affordable Housing Program	13	(7)	26	—
Resolution Funding Corporation	29	(16)	59	—
Total assessments	42	(23)	85	—

Net income (loss)	$117	$(150)	$234	$(86)

[a] Components of the other-than-temporary impairment charges -
Total other-than-temporary impairment	$(2)	$(102)	$(39)	$(1,388)
Less: non-credit portion reclassified from (to) other comprehensive income	74	67	108	(1,009)
Other-than-temporary impairment charges, credit portion	$(76)	$(169)	$(147)	$(379)

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital	Comprehensive Income (Loss)
	Shares[a]	Par Value
Balance, December 31, 2008	24	$2,386	$540	$(639)	$2,287
January 1, 2009, cumulative effect adjustment[b]			233	(233)	—
Net income (loss)			(86)		(86)	$(86)
Accumulated other comprehensive income (loss) net change in -
Available-for-sale (AFS) securities				584
AFS securities OTTI non-credit				(8)
Held-to-maturity (HTM) securities previously transferred from AFS				52
HTM securities OTTI non-credit				(831)
Net change in cash flow hedging activities				132
Retirement Plans				(2)
Total change in accumulated other comprehensive income (loss)					(73)	(73)
Proceeds from issuance of capital stock	1	101			101
Reclassification of capital stock to mandatorily redeemable	(1)	(123)			(123)
Balance, September 30, 2009	24	$2,364	$687	$(945)	$2,106	$(159)

Balance, December 31, 2009	23	$2,328	$708	$(658)	$2,378
Net income			234		234	$234
July 1, 2010 cumulative effect adjustment[c]			25		25
Accumulated other comprehensive income (loss) net change in -
AFS securities				673
AFS securities OTTI non-credit				17
HTM securities previously transferred from AFS				12
HTM securities OTTI non-credit				243
Net change in cash flow hedging activities				(705)
Total change in accumulated other comprehensive income (loss)					240	240
Proceeds from issuance of capital stock	*	35			35
Reclassification of capital stock to mandatorily redeemable	*	(45)			(45)
Balance, September 30, 2010	23	$2,318	$967	$(418)	$2,867	$474
*    Less than 1 million shares
a    Shares exclude outstanding shares reclassified to mandatorily redeemable capital stock of 5 million shares and 4 million shares at September 30, 2010 and 2009.
b    On April 9, 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI. We adopted the FASB guidance effective January 1, 2009, and a cumulative effect on retained earnings was recorded. See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations in our 2009 Form 10-K.
c     On July 1, 2010, we adopted the fair value option for held-to-maturity mortgage-backed securities with a carrying value of $390 million. The difference between the amortized cost and fair value of these MBS was recorded as a cumulative effect adjustment to retained earnings. See Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations for further detail.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Nine months ended September 30,	2010	2009
Operating	Net cash provided by (used in) operating activities	$521	$99

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(7,007)	(2,965)
	Net change in advances	5,435	12,481
	MPF Loans -
	Principal collected	3,695	6,844
	Purchases	(36)	(27)
	Trading securities -
	Proceeds from maturities, sales and paydowns	34	430
	Purchases	—	(1,106)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net[a]	196	248
	Proceeds from maturities and paydowns[b]	2,398	2,395
	Purchases[b]	(1,394)	(14)
	Available-for-sale securities -
	Proceeds from maturities, sales, and paydowns	781	998
	Purchases	(5,865)	(13,026)
	Proceeds from sale of foreclosed assets	77	37
	Capital expenditures for software and equipment	(4)	(7)
	Net cash provided by (used in) investing activities	(1,690)	6,288

Financing	Net change in deposits, incl. $4 and $(1) from other FHLBs	(1)	182
	Net proceeds from issuance of consolidated obligations -
	Discount notes	951,770	817,081
	Bonds	35,959	12,079
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(949,650)	(815,186)
	Bonds, incl. $0 and ($110) transferred to other FHLBs	(39,650)	(19,689)
	Net proceeds (payments) on derivative contracts with financing element	(95)	(57)
	Proceeds from issuance of capital stock	35	101
	Redemptions of mandatorily redeemable capital stock	—	(89)
	Net cash provided by (used in) financing activities	(1,632)	(5,578)
	Net increase (decrease) in cash and due from banks	(2,801)	809
	Cash and due from banks at beginning of year	2,823	130
	Cash and due from banks at end of period	$22	$939

Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$45	$123
	Transfer of MPF Loans to real estate owned	100	68
	Transfer from held-to-maturity securities to trading securities - Note 3	390	—
	Noncash investing and financing activity - capital leases	28	2

a    Consists of securities with maturities of less than 90 days when purchased.
b    Consists of securities with maturities of 90 days or more when purchased.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Background
The Federal Home Loan Bank of Chicago a is a federally chartered corporation and one of 12 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System). The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership. Each FHLB operates as a separate entity with its own management, employees, and board of directors. Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent federal agency in the executive branch of the United States government.
We provide credit to members principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program b.
Our mission is to partner with our member shareholders in Illinois and Wisconsin to provide them competitively priced funding, a reasonable return on their investment in the Bank, and support for community investment activities.

a    Unless otherwise specified, references to “we,” “us,” “our,” and “the Bank” are to the Federal Home Loan Bank of Chicago.
b    “Mortgage Partnership Finance,” “MPF,” “MPF Shared Funding,” “eMPF,” and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago.

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
Improving Disclosures about Fair Value Measurements
On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The new guidance became effective for us for interim and annual reporting periods beginning January 1, 2010 with the exception of the requirement to disclose purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on a gross basis, which becomes effective January 1, 2011. We did not amend previous reporting periods presented to show comparative disclosures as permitted under the new guidance.
Embedded Credit Derivative Features
In March of 2010, the FASB issued amendments clarifying what constitutes the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to potential bifurcation and separate accounting as a derivative. The amendments clarify what circumstances (e.g. embedded written credit default swaps) are not subject to the scope exception. The amendments were effective for us July 1, 2010. Upon adoption, the new guidance pertaining to embedded credit derivative features had no impact on our financial statements or operating activities. However, the transition provisions of the new guidance did have an effect on our financial statements upon adoption. Specifically, entities were permitted to irrevocably elect the fair value option for any beneficial interest in a securitized financial asset.
Effective July 1, 2010, we elected to adopt the fair value option for certain held-to-maturity mortgage-backed securities (MBS) to enable their inclusion in regulatory liquidity requirements. In this regard, we could have met this requirement by taking other actions. In particular, we could have continued to carry these MBS as held-to-maturity and acquired new securities classified as trading securities. However, we deemed it more cost effective to elect the fair value option for these MBS rather than incur the cost of acquiring new securities. Accordingly, the election of the fair value option was unrelated to our ability to continue to hold the remaining securities within our held-to-maturity portfolio until maturity. We only selected the amount of securities necessary to achieve our targeted liquidity requirements.

We expect that electing the fair value option for these MBS will offset some of the volatility in earnings resulting from spread changes on consolidated obligation bonds that are carried at fair value under the fair value option. Specifically, we selected certain government agency held-to-maturity MBS with a carrying amount of $390 million for application of the fair value option. As of July 1, 2010, the difference between the amortized cost and fair value of these MBS resulted in a cumulative effect adjustment of a $25 million gain, which was recorded as an increase to our beginning July 1, 2010 retained earnings and had no impact on our AHP or REFCORP expense or accruals. None of the MBS in which we elected the fair value option were considered impaired, and accordingly, no credit impairment write-down was recognized into net income at the time of adoption.
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

Issued but effective after September 30, 2010:
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$6	$4	$13	$11

Investment securities -
Trading	11	8	22	30
Available-for-sale	181	101	490	195
Held-to-maturity	137	178	445	559
Total investment securities	329	287	957	784

Advances interest income	85	120	246	455
Prepayment fees	45	13	115	27
Total Advances	130	133	361	482

MPF Loans held in portfolio	238	301	763	1,001
Less: Credit enhancement fees paid	(3)	(5)	(12)	(17)
MPF Loans held in portfolio, net	235	296	751	984
Total interest income	700	720	2,082	2,261

Interest Expense -
Deposits	—	—	—	1
Securities sold under agreements to repurchase	4	5	13	22

Consolidated obligations[a] -
Discount notes	98	103	289	274
Bonds	370	454	1,189	1,475
Total consolidated obligations	468	557	1,478	1,749

Subordinated notes	15	15	43	43
Total interest expense	487	577	1,534	1,815

Net Interest Income before provision for credit losses	213	143	548	446
Provision for credit losses	9	—	20	5
Net interest income	$204	$143	$528	$441

a    We reclassified $69 million and $158 million from consolidated obligation bond interest expense to discount note interest expense to properly reflect the interest expense incurred relative to certain cash flow hedges during the three and nine months ended September 30, 2009.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities
Trading Securities
The following table presents the fair value of trading securities, including MBS. Our GSE securities are issued or guaranteed by Fannie Mae or Freddie Mac.

Fair values as of:	September 30, 2010	December 31, 2009
GSE	$804	$812
Temporary liquidity guarantee program (FDIC-TLGP)	534	536

MBS:
GSE residential	400	18
Government-guaranteed residential	3	4
Total MBS	403	22

Total trading securities	$1,741	$1,370

Gains and Losses on Investment Securities
Gains and losses on sales of securities are determined using the specific identification method and are included in other non-interest income.

Trading Securities
The net gains (losses) on trading securities were as follows.

	Three months		Nine months
For the periods ending September 30,	2010	2009	2010	2009
Net realized gain (loss)	$—	$—	$—	$—
Net unrealized gain (loss)	(5)	—	(8)	(11)
Net gain (loss) on trading securities	$(5)	$—	$(8)	$(11)

AFS Securities
The proceeds and net gains (losses) on AFS securities were as follows.

	Three months		Nine months
For the periods ending September 30,	2010	2009	2010	2009

Proceeds from sales of AFS securities	$—	$—	$—	$353

Realized gain	—	—		$19
Realized loss	—	—	—	—
Net realized gain (loss) from sales of AFS securities	$—	$—	$—	$19

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value – Available-for-Sale Securities (AFS)
The following tables present the amortized cost and fair value of our AFS securities.

	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
As of September 30, 2010
Temporary liquidity guarantee program (FDIC-TLGP)	$184	$—		$1		$—	$185
Federal Farm Credit (FFCB)	50	—		—		*	50
Tennessee Valley Authority (TVA)	64	—		8		—	72
Small Business Administration (SBA)	773	—		49		—	822
FFELP ABS	8,457	—		539		(21)	8,975
							—
MBS:							—
GSE residential	11,656	—		886	[a]	—	12,542
Government-guaranteed residential	2,860	—		157		—	3,017
Private-label residential	115	(61)	[b]	23	[b]	(1)	76
Total MBS	14,631	(61)		1,066		(1)	15,635
Total	$24,159	$(61)		$1,663		$(22)	$25,739

As of December 31, 2009
GSE	$57	$—		$—		$—	$57
Temporary liquidity guarantee program (FDIC-TLGP)	101	—		1		—	102
Tennessee Valley Authority (TVA)	25	—		—		—	25
Small Business Administration (SBA)	752	—		10		*	762
FFELP ABS	8,789	—		534		(1)	9,322

MBS:
GSE residential	8,070	—		82	[c]	(86)	8,066
Government-guaranteed residential	1,563	—		44		(4)	1,603
Private-label residential	138	(67)		12		(1)	82
Total MBS	9,771	(67)		138		(91)	9,751
Total	$19,495	$(67)		$683		$(92)	$20,019
*    Less than $1 million

a    Net unrealized gains of $366 million related to hedged AFS securities were recognized into derivatives and hedging activities.
b    The following table presents a reconciliation of the AFS OTTI loss recognized through Accumulated Other Comprehensive Income (Loss) (AOCI) to the total net non-credit portion of OTTI losses on AFS securities in AOCI.

	December 31, 2009	Change	September 30, 2010
Total non-credit OTTI loss recognized in AOCI	$(67)	$6	$(61)
Subsequent unrealized changes in fair value	12	11	23
OTTI-related component of AOCI	$(55)	$17	$(38)

c    Net unrealized loss of $1 million was recognized into derivatives and hedging activities related to fair value hedges of these securities.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value – Held-to-Maturity Securities
The following tables present the amortized cost and fair value of our HTM securities.

	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of September 30, 2010
GSE	$406	$—	$406	$27	$—	$433
State or local housing agency	37	—	37	—	—	37
Small Business Administration (SBA)	438	—	438	6	*	444

MBS:
GSE residential	8,113	—	8,113	506	(2)	8,617
Government-guaranteed residential	946	—	946	17	*	963
MPF Shared Funding	198	—	198	2	(1)	199
Private-label residential	2,552	(680)	1,872	349	(18)	2,203
Private-label commercial	52	—	52	1	*	53
Total MBS	11,861	(680)	11,181	875	(21)	12,035

Total	$12,742	$(680)	$12,062	$908	$(21)	$12,949

As of December 31, 2009
GSE	$408	$—	$408	$21	$—	$429
State or local housing agency	41	—	41	—	*	41
Small Business Administration (SBA)	332	—	332	3	(1)	334

MBS:
GSE residential	9,215	—	9,215	474	(3)	9,686
Government-guaranteed residential	330	—	330	4	—	334
MPF Shared Funding	232	—	232	—	(4)	228
Private-label residential	2,998	(923)	2,075	243	(82)	2,236
Private-label commercial	56	—	56	1	*	57
Total MBS	12,831	(923)	11,908	722	(89)	12,541

Total	$13,612	$(923)	$12,689	$746	$(90)	$13,345
*    Less than $1 million

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses
The following tables present unrealized temporary losses on our AFS and HTM portfolios for periods less than 12 months and for 12 months or more.

	Less than 12 Months				12 Months or More
As of September 30, 2010	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)

Available-for-Sale Securities
Federal Farm Credit (FFCB)	$50	*		$—	$—	$—		$—
FFELP ABS	1,383	(21)		—	—	—		—

MBS:
Private-label residential	—	—		—	76	(1)		(38)
Total MBS	—	—		—	76	(1)		(38)

Total available-for-sale	$1,433	$(21)		—	$76	$(1)		$(38)

Held-to-Maturity Securities
Small Business Administration (SBA)	$32	*		$—	$—	$—		$—

MBS:
GSE residential	345	(2)		—	—	—		—
Government-guaranteed residential	165	*		—	—	—		—
MPF Shared Funding	—			—	7	(1)
Private-label residential	—			—	2,142	(27)		(671)
Private-label commercial	—	—		—	10	*
Total MBS	510	(2)		—	2,159	(28)		(671)

Total held-to-maturity	$542	$(2)	[a]	—	$2,159	$(28)	[a]	$(671)
*    Less than $1 million

a    Gross unrealized losses and non-credit OTTI losses recognized does not reflect the gross unrecognized recovery in fair value of $9 million at September 30, 2010.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

	Less than 12 Months			12 Months or More
As of December 31, 2009	Fair Value	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)

Available-for-Sale Securities
Small Business Administration (SBA)	$114	$ *	$—	$—	$—	$—
FFELP ABS	1,702	(1)	—	—	—	—

MBS:
GSE residential	4,990	(86)	—	—	—	—
Government-guaranteed residential	288	(4)	—	—	—	—
Private-label residential	—	—	—	82	(1)	(55)
Total MBS	5,278	(90)	—	82	(1)	(55)

Total available-for-sale	$7,094	$(91)	—	$82	$(1)	$(55)

Held-to-Maturity Securities
State or local housing agency	$—	$—	$—	$1	$ *	$—
Small Business Administration (SBA)	58	(1)	—	1	*	—

MBS:
GSE residential	70	(3)	—	2	*	—
MPF Shared Funding	190	(2)	—	7	(2)	—
Private-label residential	*	*	—	2,203	(82)	(923)
Private-label commercial	—	—	—	10	*	—
Total MBS	260	(5)	—	2,222	(84)	(923)

Total held-to-maturity	$318	$(6)	—	$2,224	$(84)	$(923)
*    Less than $1 million

Maturity Terms
The following table presents the amortized cost and fair value of AFS and HTM securities by contractual maturity for non-MBS. We have excluded MBS and Federal Family Education Loan Program (FFELP) ABS from this table because the expected maturities of these securities may differ from contractual maturities as borrowers of the underlying loans have the right to prepay.

	Available-for-Sale		Held-to-Maturity
September 30, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Non-MBS by Year of Maturity -
Due in one year or less	$100	$101	$63	$63
Due after one year through five years	134	134	425	453
Due after five years through ten years	344	360	272	275
Due after ten years	493	534	121	123
Total non-MBS	$1,071	$1,129	$881	$914

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment

Significant Inputs Used

Our housing price forecast assumed Core Based Statistical Area (CBSA) level current-to-trough home price declines ranging from 0 percent to 10 percent over the 3- to 9-month period beginning July 1, 2010. Thereafter, home prices are projected to remain flat in the first year, and to increase 1 percent in the second year, 3 percent in the third year, 4 percent in the fourth year, 5 percent in the fifth year, 6 percent in the sixth year and 4 percent in each subsequent year.

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined during the third quarter of 2010. The classification (prime, Alt-A, and subprime) is based on the model used to run the estimated cash flows for each security, which may not necessarily be the same classification as at the time of origination.

	Prepayment Rates		Default Rates		Loss Severities		Credit Enhancement
As of September 30, 2010	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %

2006	9.1	9.1	37.8	37.8	43.9	43.9	16.8	16.8
2004 and prior	13.0	13.0	3.6	3.6	28.3	28.3	9.5	9.5
Total Prime	9.4	9.1-13.0	35.3	3.6-37.8	42.7	28.3-43.9	16.2	9.5-16.8

2006	10.2	5.6-14.5	58.0	41.2-73.3	46.9	44.2-54.7	9.6	0-18.4
Total Alt-A	10.2	5.6-14.5	58.0	41.2-73.3	46.9	44.2-54.7	9.6	0-18.4

2006	5.2	3.0-6.0	81.6	77.3-91.7	71.3	67.2-78.6	23.5	(8.2)-46.3
2005	4.2	4.1-4.6	84.2	81.0-85.4	69.4	65.5-70.9	26.4	16.8-30.0
2004 and prior	13.6	13.6	26.7	26.7	75.1	75.1	78.9	78.9
Total Subprime	5.2	3.0-13.6	81.6	26.7-91.7	71.3	65.5-78.6	23.6	(8.2)-78.9

Total private-label residential MBS	7.3	3.0-14.5	71.0	3.6-91.7	60.7	28.3-78.6	17.7	(8.2)-78.9
In the table above, a negative current credit enhancement exists when the remaining principal balance on the supporting collateral is less than the remaining principal balance of the security.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Losses recognized

We have recognized OTTI as shown in the following table:

	Total OTTI	OTTI Related to Non-credit Losses [a]	OTTI Related to Credit Losses
For the three months ended September 30, 2010
AFS securities	$—	$1	$(1)
HTM securities	(2)	73	(75)
Total OTTI impairment	$(2)	$74	$(76)

For the three months ended September 30, 2009
AFS securities	$(3)	$10	$(13)
HTM securities	(99)	57	(156)
Total OTTI impairment	$(102)	$67	$(169)

For the nine months ended September 30, 2010
AFS securities	$—	$6	$(6)
HTM securities	(39)	102	(141)
Total OTTI impairment	$(39)	$108	$(147)

For the nine months ended September 30, 2009
AFS securities	$(50)	$(18)	$(32)
HTM securities	(1,338)	(991)	(347)
Total OTTI impairment	$(1,388)	$(1,009)	$(379)

a    For securities that have a previous non-credit loss balance in AOCI, further credit-related impairment is first reclassified from non-credit loss into our statements of income, and accordingly, represents additional net credit loss. Therefore, depending on the magnitude of additional credit losses, and our population of securities being other-than-temporarily impaired, this can be a positive or a negative amount over a given period.

The following table shows the outstanding balances on securities that were other-than-temporarily impaired in the current quarter:

Balance as of September 30, 2010	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
AFS securities	$92	$67	$42	$42
HTM securities	1,528	1,145	796	932
Total impaired securities	$1,620	$1,212	$838	$974
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
The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. During the three and nine months ending September 30, 2010, we recorded accretion of $46 million and $141 million as compared to $77 million and $160 million for the three and nine months ended 2009.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables show the change in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities:

	2010			2009
	AFS	HTM	Total	AFS	HTM	Total
For the three months ended
Balance as of June 30,	$45	$516	$561	$22	$241	$263
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	—	1	1
Additional credit losses on securities for which an OTTI charge was previously recognized	1	75	76	13	155	168
Reductions:
None	—	—	—	—	—	—
Balance as of September 30,	$46	$591	$637	$35	$397	$432

For the nine months ended
Balance as of December 31, of prior year	$40	$450	$490	$3	$50	$53
Additions:
Credit losses for which OTTI was not previously recognized	—	10	10	6	66	72
Additional credit losses on securities for which an OTTI charge was previously recognized	6	131	137	26	281	307
Reductions:
None	—	—	—	—	—	—
Balance as of September 30,	$46	$591	$637	$35	$397	$432

Variable Interest Entities
Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities (MBS), FFELP asset backed securities, and MPF Shared Funding certificates. We have evaluated our investments in variable interest entities as of September 30, 2010 to determine whether or not we are a primary beneficiary in any of them. The primary beneficiary is required to consolidate a variable interest entity. The primary beneficiary is the enterprise that has both of the following characteristics:

•	The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance.

•
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Based on these characteristics, we have determined that consolidation accounting is not required for our variable interest entities. Further, we have not provided financial or other support (explicitly or implicitly) during the periods presented in our financial statements to these variable interest entities that we were not previously contractually required to provide nor do we intend to provide such support in the future.
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances
At September 30, 2010, we had advances outstanding to members at interest rates ranging from 0.14% to 8.29%.
The following table presents our advances by redemption terms:

September 30, 2010	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$4,349	2.59%	$4,700	$7,914
One to two years	2,412	2.99%	2,162	2,497
Two to three years	2,826	2.09%	2,826	2,848
Three to four years	1,565	2.85%	1,565	1,542
Four to five years	676	2.21%	676	664
More than five years	6,614	2.71%	6,513	2,977
Total par value	18,442	2.62%	$18,442	$18,442
Hedging and other adjustments	361
Total advances	$18,803
We have outstanding advances to members that may be prepaid at par on call dates without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by the advance borrower paying a make-whole fee (prepayment fee). At September 30, 2010 and December 31, 2009, we had callable advances outstanding totaling $401 million and $1.6 billion.

We also offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we would typically exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At September 30, 2010 and December 31, 2009, we had putable advances outstanding totaling $5.3 billion and $6.6 billion.
The following table presents our advances by interest-rate payment terms:

	September 30, 2010	December 31, 2009
Fixed-rate	$13,815	$17,132
Variable-rate	4,627	6,745
Total par value of advances	18,442	23,877
Hedging and other adjustments	361	271
Total advances	$18,803	$24,148
As of September 30, 2010, Harris National Association had advances that were 13% of our total par value of advances outstanding. At December 31, 2009, no advance borrower had greater than 10% of total advances outstanding.

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
MPF Loans Held in Portfolio

The following table presents information on MPF Loans held in our portfolio:

	September 30, 2010	December 31, 2009

Medium term (15 years or less):
Conventional	$5,834	$7,226
Government	160	188
Total medium term	5,994	7,414

Long term (over 15 years):
Conventional	10,974	12,888
Government	2,892	3,243
Total long term	13,866	16,131

Total par value	19,860	23,545

Agent fees, premium (discount)	75	96
Hedging adjustments	228	208
Receivable from future performance credit enhancement fees	3	3
Allowance for loan losses	(32)	(14)

Total MPF Loans held in portfolio, net	$20,134	$23,838

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Loan Losses
Advances
We have not recorded any allowance for loan losses on our advances as we held collateral for all periods presented with an estimated value greater than the outstanding advances.
MPF Loans

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

The following table presents information on our non-performing assets:

As of	September 30, 2010	December 31, 2009
Non-accrual status	$92	$36
90+ days delinquent and still accruing interest	512	494
Impaired loans	83	25
Allowance for loan losses on impaired loans	(9)	(5)
Real estate owned	61	47

	September 30, 2010	September 30, 2009
For the three months ended
Average balance impaired loans	$81	$18
Interest recognized on impaired loans[a]	1	—

For the nine months ended
Average balance impaired loans	54	17
Interest recognized on impaired loans[a]	3	—

a    Interest income is recognized on a cash basis only for impaired loans.
Our allowance for MPF Loan losses represents management's estimate of probable losses inherent in our MPF Loan portfolio. MPF Loans sold to Fannie Mae under the MPF Xtra product are not held in our portfolio and therefore are not included in our allowance for loan losses. The following table presents the changes in the allowance for loan losses on MPF Loans for the periods indicated:

	Three months		Nine months
For the periods ended September 30,	2010	2009	2010	2009

Balance, beginning of period	$24	$9	$14	$5
Charge offs	(1)	*	(2)	(1)
Recoveries	—	—	—	—
Provision for credit losses	9	*	20	5

Balance, end of period	$32	$9	$32	$9
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
The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure, and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on derivatives that establish collateral delivery thresholds. Our potential loss due to credit risk as of the balance sheet date is based on the fair value of our derivative assets. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. At September 30, 2010 and December 31, 2009, our maximum credit risk as defined above was $223 million and $124 million.

We transact most of our derivatives with major financial institutions and major broker-dealers, of which some, or their affiliates, buy, sell, and distribute consolidated obligations.
We held collateral consisting of securities and cash with a fair value of $216 million and $122 million as of September 30, 2010 and December 31, 2009. Additionally, collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement, and may be held by the member for our benefit.
The following table presents our outstanding notional balances and fair values of derivatives outstanding. At September 30, 2010, we had $11 million of derivatives outstanding where we acted as an intermediary for the benefit of our members. We had none at December 31, 2009.

	As of September 30, 2010			As of December 31, 2009
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$42,381	$443	$2,126	$48,410	$130	$1,230
Interest rate swaptions	810	58	—	2,855	67	—
Interest rate caps or floors[b]	—	—	—	2,175	178	—
Total	43,191	501	2,126	53,440	375	1,230

Derivatives not in hedge accounting relationships-
Interest rate swaps	32,355	441	602	15,762	174	123
Interest rate swaptions	13,680	428	—	10,802	158	—
Interest rate caps or floors[b]	2,408	301	—	500	60	—
Interest rate futures/TBA	—	—	—	405	—	—
Mortgage delivery commitments	1,061	4	4	140	—	—
Total	49,504	1,174	606	27,609	392	123
Total before adjustments	$92,695	1,675	2,732	$81,049	767	1,353

Netting adjustments		(1,452)	(1,452)		(643)	(643)
Cash collateral and related accrued interest		(216)	4		(80)	3
Total adjustments[a]		(1,668)	(1,448)		(723)	(640)
Total derivative assets and liabilities		$7	$1,284		$44	$713

a    Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.
b    In 2009, we reclassified $1.675 billion notional amount and $118 million of derivative assets from derivatives not in hedge accounting relationships to derivatives in hedge accounting relationships to properly classify interest rate floors being used in hedge accounting relationships.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the components of derivatives and hedging activities as presented in the statements of income.

	Three months		Nine months
For the period ending September 30, 2010	2010	2009	2010	2009

Interest rate swaps	$(1)	$20	$(4)	$49
Other	1	—	—	(11)
Fair value hedge ineffectiveness net gain (loss)	—	20	(4)	38

Cash flow hedge ineffectiveness net gain (loss)	2	1	3	5

Interest rate swaps	17	171	125	633
Interest rate swaptions	18	(301)	(159)	(729)
Interest rate caps/floors	31	—	57	—
Interest rate futures/TBA	—	—	1	2
Net interest settlements	(6)	(5)	5	(13)
Economic hedges net gain (loss)	60	(135)	29	(107)

Total gains (losses) on derivatives and hedging activities	$62	$(114)	$28	$(64)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[a]	Amortization of Terminated Hedge Adjustments[b]
Three months ended September 30, 2010
Hedged item type -
Available-for-sale investments	$(139)	$135	$(4)	$(28)	$—
Advances	(58)	61	3	(54)	(8)
MPF Loans held for portfolio	(3)	4	1	(3)	(23)
Consolidated obligation bonds	137	(137)	—	81	(9)
Total	$(63)	$63	$—	$(4)	$(40)

Three months ended September 30, 2009
Hedged item type -
Available-for-sale investments	$(70)	$69	$(1)	$(9)	$—
Advances	2	(1)	1	(90)	(11)
MPF Loans held for portfolio	(15)	13	(2)	(20)	1
Consolidated obligation bonds	88	(66)	22	46	(21)
Total	$5	$15	$20	$(73)	$(31)

Nine months ended September 30, 2010
Hedged item type -
Available-for-sale investments	$(379)	$366	$(13)	$(75)	$—
Advances	(110)	119	9	(202)	(31)
MPF Loans held for portfolio	(39)	39	—	(45)	(19)
Consolidated obligation bonds	495	(495)	—	279	(26)
Total	$(33)	$29	$(4)	$(43)	$(76)

Nine months ended September 30, 2009
Hedged item type -
Available-for-sale investments	$(70)	$69	$(1)	$(9)	$—
Advances	190	(187)	3	(252)	(25)
MPF Loans held for portfolio	44	(62)	(18)	(56)	4
Consolidated obligation bonds	(534)	588	54	139	(59)
Total	$(370)	$408	$38	$(178)	$(80)

a    Represents the effect of net interest settlements attributable to existing derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.
b    Amortization of terminated hedge adjustments is included in the interest income/expense line item of the respective hedged item type.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

		Effective Portion		Ineffective Portion
	Recognized in AOCI	Recognized in Net Interest Income	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities	Effect on Net Interest Income[a]
For the three months ended September 30, 2010
Advances - interest rate floors	$—	$16	Interest income	$—	$—
Discount notes - interest rate caps	—	(3)	Interest expense	—	—
Discount notes - interest rate swaps	(237)	(2)	Interest expense	2	(79)
Consolidated obligation bonds - interest rate swaps	—	(1)	Interest expense	—	—
Total gain (loss)	$(237)	$10		2	$(79)

For the three months ended September 30, 2009
Advances - interest rate floors	$21	$(4)	Interest income	$—	$27
Discount notes - interest rate caps	—	(4)	Interest expense	—	—
Discount notes - interest rate swaps	(154)	(1)	Interest expense	—	(69)
Consolidated obligation bonds - interest rate swaps	—	(2)	Interest expense	—	—
Total gain (loss)	$(133)	$(11)		$—	$(42)

For the nine months ended September 30, 2010
Advances - interest rate floors	$8	$23	Interest income	$—	$28
Discount notes - interest rate caps	—	(10)	Interest expense	—	—
Discount notes - interest rate swaps	(705)	(4)	Interest expense	3	(243)
Consolidated obligation bonds - interest rate swaps	—	(4)	Interest expense	—	—
Total gain (loss)	$(697)	$5		$3	$(215)

For the nine months ended September 30, 2009
Advances - interest rate floors	$(70)	$(10)	Interest income	$—	$73
Discount notes - interest rate caps	—	(12)	Interest expense	—	—
Discount notes - interest rate swaps	176	(3)	Interest expense	5	(158)
Consolidated obligation bonds - interest rate swaps	—	(6)	Interest expense	—	—
Total gain (loss)	$106	$(31)		$5	$(85)

a    Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.
We expect that $31 million of net deferred cash flow hedging adjustment gains currently recorded in AOCI as of September 30, 2010, will be recognized as an increase to earnings over the next 12-month period. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 10 years.

Financial Statement Impact and Additional Financial Information
Our derivative instruments contain provisions that may require us to post additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2010 is $1.3 billion for which we have posted collateral of $1.2 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010, we would have been required to post up to an additional $57 million of collateral to our counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations
The following table summarizes our consolidated obligation discount notes outstanding (terms ranging from one day to one year in length) and our consolidated obligation bonds that had a contractual maturity at issuance of less than 12 months.

	Discount Notes		Short-Term Consolidated Obligation Bonds
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Unpaid principal balance outstanding	$24,266	$22,144	$4,290	$1,630
Carrying value outstanding	$24,254	$22,139	$4,290	$1,630
Weighted average contractual rate at period-end	0.21%	0.19%	0.37%	0.62%
Daily average outstanding for the year-to-date period	$22,482	$35,610	$3,143	$2,765
Weighted average contractual rate for the year-to-date period	0.19%	0.33%	0.31%	1.65%
Maximum outstanding at any month-end during the year-to-date period	$27,030	$43,018	$5,230	$4,670
The following table presents interest rate payment terms at the time of issuance for the types of consolidated obligation bonds for which we are the primary obligor.

Consolidated Obligation Bonds	September 30, 2010	December 31, 2009
Non-callable	$34,207	$37,123
Callable	20,859	21,619
Total par value	55,066	58,742
Bond premium (discount), net	—	3
Hedging adjustments	(3)	(524)
Fair value option adjustments	14	4
Total	$55,077	$58,225
The following table summarizes consolidated obligation bonds for which we are the primary obligor by redemption terms:

September 30, 2010	Contractual Maturity	Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$13,577	2.00%	$29,959
One to two years	8,458	3.06%	7,888
Two to three years	11,077	2.90%	6,124
Three to four years	6,489	3.75%	4,084
Four to five years	5,172	2.33%	905
More than five years	10,293	4.31%	6,106
Total par value	55,066	3.01%	$55,066
Hedging adjustments	(3)
Fair value option adjustments	14
Total	$55,077

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock
Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. No members had concentrations greater than or equal to 10% of total regulatory capital stock at September 30, 2010 or December 31, 2009.
Minimum Capital Requirements
The regulatory capital ratio required by FHFA regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0%. The Consent Cease and Desist Order (C&D Order) we entered into with the Finance Board on October 10, 2007, includes a minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. These ratios apply to us when our non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts with members, certain MBS, and other investments specified by FHFA regulation) after deducting the amount of deposits and capital, are not greater than 11% of total assets. If the non-mortgage asset ratio is greater than 11%, FHFA regulations require a regulatory capital ratio of 4.76%. See Minimum Capital Requirements in Note 19 on page F-39 in our 2009 Form 10-K for further description of our minimum capital requirements. Our non-mortgage asset ratio on an average monthly basis was above 11% at September 30, 2010 and December 31, 2009, thus we were subject to the 4.76% ratio.
The following table summarizes our regulatory capital plus Designated Amount of subordinated notes as a percentage of our total assets:

	Non-Mortgage Asset Ratio	Requirement in Effect		Actual
		Ratio	Amount	Ratio	Amount
September 30, 2010	20.84%	4.76%	$4,219	5.41%	$4,796
December 31, 2009	16.68%	4.76%	4,192	5.11%	4,502
Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At September 30, 2010 and December 31, 2009, we had an aggregate amount of $3.829 billion and $3.794 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

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
The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

September 30, 2010	Member Count	Dollar Amount

MRCS at beginning of year	37	$466

Capital Stock reclassified from equity:
Membership withdrawals	4	1
FDIC resolutions or other[a]	10	44
Capital Stock reclassified back to equity:
Withdrawal rescissions	—	—
Net redemption of MRCS:
Excess Capital Stock per C&D Order	(3)	*

MRCS at end of period	48	$511
*    Less than $1 million
a    Includes five members for $40 million for FDIC resolutions that did not involve a merger with another member.
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI for the periods indicated:

Gains (losses)	Net Unrealized on AFS	Noncredit OTTI on AFS	Net Unrealized on HTM[a]	Noncredit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total

Balance December 31, 2008	$12	$—	$(76)	$—	$(576)	$1	$(639)
January 1, 2009 cumulative effect adjustment[b]	—	(56)	—	(177)	—	—	(233)
Net unrealized gain (loss) non-credit	—	(44)	—	(1,272)	—	—	(1,316)
Net unrealized gain (loss) recognized in AOCI	603	10	—	—	106	—	719
Reclassification from AOCI to earnings	(19)	26	52	281	26	(2)	364
Accretion from OTTI non-credit to HTM asset	—	—	—	160	—	—	160
Balance September 30, 2009	$596	$(64)	$(24)	$(1,008)	$(444)	$(1)	$(945)

Balance December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)
Net unrealized gain (loss) non-credit	—	—	—	(34)	—	—	(34)
Net unrealized gain (loss) recognized in AOCI	673	11	12	—	(697)	—	(1)
Reclassification from AOCI to earnings	—	6	—	136	(8)	—	134
Accretion from OTTI non-credit to HTM asset	—	—	—	141	—	—	141
Balance September 30, 2010	$1,253	$(38)	$(10)	$(680)	$(946)	$3	$(418)

a    See Note 5 – Investments - Held-to-Maturity for details.
b    See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations in our 2009 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14- Fair Value Accounting
The fair value amounts recorded on the statements of condition and presented in the note disclosures have been determined by us using available market information and our judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at September 30, 2010 and December 31, 2009. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on estimated fair value. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. These estimates are susceptible to material near term changes because they are made as of a specific point in time.
The carrying values and fair values of our financial instruments are shown in the table below. This table does not represent an estimate of our overall market value as a going concern as it does not take into account future business opportunities and the net profitability of assets versus liabilities.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$22	$22	$2,823	$2,823
Federal Funds sold and securities purchased under agreements to resell	9,722	9,722	2,715	2,715
Trading securities	1,741	1,741	1,370	1,370
Available-for-sale securities	25,739	25,739	20,019	20,019
Held-to-maturity securities	12,062	12,949	12,689	13,345
Advances [a]	18,803	19,208	24,148	24,419
MPF Loans held in portfolio, net	20,134	21,206	23,838	24,599
Accrued interest receivable	203	203	247	247
Derivative assets	7	7	44	44
Total Financial Assets	$88,433	$90,797	$87,893	$89,581

Financial Liabilities
Deposits	$1,001	$1,001	$1,002	$1,002
Securities sold under agreements to repurchase	1,200	1,217	1,200	1,225
Consolidated obligations -
Discount notes [b]	24,254	24,257	22,139	22,141
Bonds [c]	55,077	57,930	58,225	60,663
Accrued interest payable	442	442	376	376
Mandatorily redeemable capital stock	511	511	466	466
Derivative liabilities	1,284	1,284	713	713
Subordinated notes	1,000	1,109	1,000	1,011
Total Financial Liabilities	$84,769	$87,751	$85,121	$87,597

a    Advances carried at fair value option: $4 million as of September 30, 2010 and $4 million at December 31, 2009.
b    Consolidated obligation discount notes carried at fair value option: $5.2 billion as of September 30, 2010 and $0 at December 31, 2009.
c    Consolidated obligation bonds carried at fair value option: $8.2 billion as of September 30, 2010 and $4.7 billion at December 31, 2009.

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
For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no such transfers during the nine months ended September 30, 2010 and 2009.
Valuation Techniques and Significant Inputs.
Assets for which fair value approximates carrying value. We use the carrying value approach to estimate fair value of cash and due from banks, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable, due to their short-term nature and negligible credit risk.
Investment securities—non-MBS. We use either prices received from pricing services to determine the fair value, or we use an income approach based on a market-observable interest rate curve adjusted for a spread. We believe that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured. The significant inputs include either the price received from a pricing service, or a market-observable interest rate curve with a discount spread, if applicable, as noted in the following table:

		Basis Point Range
As of September 30, 2010	Significant Inputs	High	Low	FV of Securities

SBA - (AFS)	Pricing Service	n/a	n/a	$822
GSE - (Trading and AFS)	Pricing Service	n/a	n/a	926
FDIC- LGP (Trading and AFS)	Pricing Service	n/a	n/a	719
FFELP ABS - (AFS)	Pricing Service	n/a	n/a	2,539
FFELP ABS - (AFS)	LIBOR swap curve	101	55	6,436
Investment securities—MBS. Our valuation technique incorporates prices from up to four designated third-party pricing vendors, when available, for each MBS. These pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using the median of the prices received. The prices are evaluated for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the median price would not be appropriate. Preliminary fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or the use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of September 30, 2010, substantially all of our MBS holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supports our conclusion that the final prices are reasonable estimates of fair value. Based on the lack of significant market activity for private-label residential MBS, the recurring and non-recurring fair value measurements for such securities as of September 30, 2010 are classified as Level 3 in the fair value hierarchy.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The MBS pricing process allows us in limited circumstances to use inputs other than those received from the pricing services. The following table discloses the unpaid principal balance and fair value of these securities and the necessary information regarding significant inputs and characteristics, if any, that were considered in the determination of relevant inputs.

	Actual as of September 30, 2010			Significant Inputs	Characteristics
	Unpaid Principal Balance	Fair Value	Weighted Average Price	Weighted Avg. Non-Binding Broker Price	Weighted Avg. Contractual Interest (%)	Weighted Avg. Contractual Maturity (yrs.)
Government-guaranteed residential MBS - (AFS)	$2,761	$3,017	109.25	108.65	4.15%	49.2

Advances. We determine the fair value of advances by calculating the present value of expected future cash flows (excluding the amount of the accrued interest receivable except for advances carried at fair value option on our statement of condition). In general, except where an advance product contains a prepayment option, we charge a prepayment fee which makes us financially indifferent to the borrower’s decision to repay the advance prior to its maturity date. The fair value of advances does not assume prepayment risk.
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
The fair values of each of our derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of each of the master netting agreements. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability.
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
Subjectivity of estimates
The following table presents the significant inputs used to measure fair value:

	Curve Description	Basis Point Range
As of September 30, 2010		High	Low
Advances
Spread	CO curve	30	30
Consolidated obligations:
Spread for callable	LIBOR Swap	(8)	(11)
Spread for non-callable	CO curve	—	—

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition:

As of September 30, 2010	Level 1	Level 2	Level 3	Netting Adj. [a]	Total
Assets -
Trading securities:
GSE non-MBS	$—	$804	$—	$—	$804
FDIC TLGP	—	534	—	—	534
GSE residential MBS	—	400	—	—	400
Governmental-guaranteed residential MBS	—	3	—	—	3
Total Trading Securities	—	1,741	—	—	1,741
AFS securities:
SBA non-MBS	—	822	—	—	822
FFCB and TVA non-MBS	—	122	—	—	122
FDIC TLGP	—	185	—	—	185
FFELP ABS	—	8,975	—	—	8,975
Government-guaranteed residential MBS	—	3,017	—	—	3,017
GSE residential MBS	—	12,542	—	—	12,542
Private-label residential MBS	—	—	76	—	76
Total AFS Securities	—	25,663	76	—	25,739
Advances	—	4	—	—	4
Derivative assets - interest-rate related	—	1,639	36	(1,668)	7
Total assets at fair value	$—	$29,047	$112	$(1,668)	$27,491
Level 3 as a percent of total assets at fair value			0.4%
Liabilities -
Consolidated obligation discount notes	$—	$(5,212)	$—	$—	$(5,212)
Consolidated obligation bonds	—	(8,189)	(85)	—	(8,274)
Derivative liabilities - interest-rate related	—	(2,732)	—	1,448	(1,284)
Total liabilities at fair value	$—	$(16,133)	$(85)	$1,448	$(14,770)
Level 3 as a percent of total liabilities at fair value			0.6%

a    Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2009	Level 1	Level 2	Level 3	Netting Adj. [a]	Total
Assets -
Trading securities:
GSE non-MBS	$—	$812	$—	$—	$812
FDIC-TLGP	—	536	—	—	536
GSE residential MBS	—	18	—	—	18
Government-guaranteed residential MBS	—	4	—	—	4
Total Trading Securities	—	1,370	—	—	1,370
AFS securities:
SBA non-MBS	—	762	—	—	762
GSE and TVA non-MBS	—	82	—	—	82
FDIC-TLGP	—	102	—	—	102
FFELP ABS	—	9,322	—	—	9,322
GSE residential MBS	—	8,066	—	—	8,066
Government-guaranteed residential MBS	—	1,603	—	—	1,603
Private-label residential MBS	—	—	82	—	82
Total AFS Securities	—	19,937	82	—	20,019
Advances	—	4	—	—	4
Derivative assets - interest-rate related	—	744	23	(723)	44
Total assets at fair value	$—	$22,055	$105	$(723)	$21,437
Level 3 as a percent of total assets at fair value			0.5%
Liabilities -
Consolidated obligation bonds	$—	$(4,749)	$(71)	$—	$(4,820)
Derivative liabilities - interest-rate related	—	(1,353)	—	640	(713)
Total liabilities at fair value	$—	$(6,102)	$(71)	$640	$(5,533)
Level 3 as a percent of total liabilities at fair value			1.3%

a    Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

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

	Level 3 Assets/Liabilities
	AFS Private-label MBS - CMO	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2009	$82	$23	$(71)
Gains (losses) realized and unrealized:
Paydowns	(18)	—	—
Included in earnings in derivatives and hedging activities	—	13	(14)
Included in AOCI	12	—	—
At September 30, 2010	$76	$36	$(85)
Total gains (losses) included in earnings attributable to instruments still held at period end	$—	$13	$(14)

At December 31, 2008	$104	$45	$(91)
Gains (losses) realized and unrealized:
Paydowns [a]	(20)	—	—
Included in earnings in derivatives and hedging activities	—	(15)	13
Included in AOCI	—	—	—
At September 30, 2009	$84	$30	$(78)
Total gains (losses) included in earnings attributable to instruments still held at period end	$—	$(15)	$13

a    We reclassified $20 million from "Included in AOCI" to "Paydowns" to properly reflect the impact of principal paydowns on fair value of our AFS Private-label MBS-CMO during the nine months ended September 30, 2009.

Assets Measured at Fair Value on a Nonrecurring Basis
We measure certain held-to-maturity securities and mortgage loans at fair value on a nonrecurring basis. These assets are subject to fair value adjustments in certain circumstances (for example, when there is evidence of OTTI).
The following table presents those investment securities, mortgage loans, and real estate owned by level within the fair value hierarchy at September 30, 2010 and December 31, 2009, which were recorded at fair value as the result of a nonrecurring change in fair value having been recorded in the three months ended September 30, 2010 and December 31, 2009:

	Measurements
	Level 1	Level 2	Level 3
As of September 30, 2010
Private-label residential MBS- HTM	$—	$—	$27
Impaired MPF Loans[a]	—	—	74
Real estate owned[a]	—	—	22
Total non-recurring assets	$—	$—	$123

As of December 31, 2009
Private-label residential MBS - HTM	$—	$—	$135
Impaired MPF Loans[a]	—	—	17
Real estate owned[a]	—	—	52
Total non-recurring assets	$—	$—	$204

a    If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Option
Effective July 1, 2010, we elected to adopt the fair value option for certain held-to-maturity MBS to enable their inclusion in regulatory liquidity requirements. Consistent with the original accounting transition guidance for fair value option accounting, these MBS will be reclassified from held-to-maturity securities to trading securities with subsequent changes in fair value immediately recognized into earnings. Also consistent with the original accounting transition guidance for fair value option accounting, election of the fair value option for these held-to-maturity MBS will not impact the remaining held-to-maturity investment portfolio. See our discussion in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations for further details.
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

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option during the three and nine months ended September 30, 2010 and 2009:

		Consolidated Obligation
	Advances	Discount Notes	Bonds
For the three months
Balance June 30, 2010	$4	$(3,209)	$(10,520)
New transactions elected for fair value option	—	(2,002)	(4,030)
Maturities and extinguishments	—	—	6,359
Net gain (loss) on instruments held at fair value	—	—	1
Change in accrued interest and other	—	(1)	1
Balance September 30, 2010	$4	$(5,212)	$(8,189)

Balance, June 30, 2009	$—	$—	$(2,116)
New transactions elected for fair value option	—	—	(1,535)
Net gain (loss) on instruments held at fair value	—	—	(4)
Balance, September 30, 2009	$—	$—	$(3,655)

For the nine months
Balance December 31, 2009	$4	$—	$(4,749)
New transactions elected for fair value option	—	(5,210)	(16,139)
Maturities and extinguishments	—	—	12,709
Net gain (loss) on instruments held at fair value	—	(2)	(7)
Change in accrued interest and other	—	—	(3)
Balance September 30, 2010	$4	$(5,212)	$(8,189)

Balance, December 31, 2008	$201	$—	$—
New transactions elected for fair value option	—	—	(3,650)
Maturities and extinguishments	(200)	—	—
Net gain (loss) on instruments held at fair value	(1)	—	(5)
Balance, September 30, 2009	$—	$—	$(3,655)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense is recorded as part of net interest income on the statements of income. The remaining change in fair value for instruments in which the fair value option has been elected is recorded in non-interest gain (loss) on instruments held under fair value option in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of September 30, 2010 or December 31, 2009.
The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected:

		Consolidated Obligation
	Advances	Discount Notes	Bonds
September 30, 2010
Unpaid principal balance	$4	$(5,216)	$(8,175)
Fair value	4	(5,212)	(8,189)
Fair value over (under) principal balance	$—	$(4)	$14

December 31, 2009
Unpaid principal balance	$4	$—	$(4,745)
Fair value	4	—	(4,749)
Fair value over (under) principal balance	$—	$—	$4
None of the advances in the above table were 90 days or more past due or in non-accrual status.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Commitments and Contingencies
The following table shows our commitments outstanding but not yet incurred or recorded in our statements of condition.

As of	September 30, 2010	December 31, 2009
Unsettled consolidated obligation bonds	$1,200	$665
Standby letters of credit	1,054	1,114
Mortgage purchase commitments[a]	531	70
Unsettled consolidated obligation notes	500	250
Standby bond purchase agreements	230	234
Other commitments	15	8
Total	$3,530	$2,341

a    These are commitments outstanding to purchase MPF Xtra mortgage loans from our PFIs. We have a concurrent commitment to resell these loans to Fannie Mae.
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
The par value of outstanding consolidated obligations for the FHLBs was $806 billion and $931 billion at September 30, 2010 and December 31, 2009. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or approved by the FHFA.
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

	September 30, 2010	December 31, 2009
Assets -
Advances	$677	$746
Interest receivable - advances	3	3
Liabilities -
Deposits	72	—
Capital -
Capital Stock	96	94
Other FHLBs
Transactions with other FHLBs are identified on the face of our Financial Statements, which begin on page 3.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	our ability to stabilize our capital base, including changes to our capital structure from a new capital plan;

•	the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels;

•	changes to interest rate risk management policies to be implemented in response to the C&D Order;

•	the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income;

•	our ability to successfully transition to a new business model and implement business process improvements;

•
general economic and market conditions, including the timing and volume of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities;

•	volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral;

•	changes in the value or liquidity of collateral securing advances to our members;

•	changes in the value of and risks associated with our investments in mortgage loans and mortgage-backed securities and the related credit enhancement protections;

•	changes in our ability or intent to hold mortgage-backed securities to maturity;

•	changes in mortgage interest rates and prepayment speeds on mortgage assets;

•	membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations;

•	changes in the demand by our members for advances;

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•	changes in the financial health of our members, including the resolution of some members by the FDIC;

•	competitive forces, including the availability of other sources of funding for our members;

•	our ability to attract and retain skilled employees;

•	changes implemented by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 or as may be otherwise issued by our regulator;

•	the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs;

•
changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;

•	instability in the credit and debt markets and the effect on future funding costs, sources and availability;

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•
the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability;

•	the pace of technological change and our ability to develop and support technology and information systems;

•
our ability to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services, including new types of collateral used to secure advances;

•
volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and the Federal Deposit Insurance Corporation;

•	the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities;

•	and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of and for the three months ended	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Selected statements of condition data
Total investments[a]	$49,264	$44,179	$40,319	$36,793	$34,902
Advances	18,803	21,103	21,291	24,148	25,457
MPF Loans held in portfolio, net	20,134	21,567	22,678	23,838	25,156
Total assets	88,626	87,743	86,069	88,074	86,903

Discount notes	24,254	18,458	17,739	22,139	31,367
Bonds	55,077	60,586	59,874	58,225	47,191
Total consolidated obligations, net	79,331	79,044	77,613	80,364	78,558
Mandatorily redeemable capital stock	511	488	470	466	435
Subordinated notes	1,000	1,000	1,000	1,000	1,000
Capital stock	2,318	2,331	2,332	2,328	2,364
Retained earnings	967	825	709	708	687
Accumulated other comprehensive income (loss)	(418)	(567)	(498)	(658)	(945)
Total capital	2,867	2,589	2,543	2,378	2,106

Other selected data
Regulatory capital to assets ratio	5.41%	5.29%	5.24%	5.11%	5.16%
All FHLBs consolidated obligations outstanding (par)	$806,006	$846,481	$870,927	$930,617	$973,579
Number of members	779	785	790	792	803
Total employees (full and part time)	308	311	320	329	322
Advances as a percent of total assets	21%	24%	25%	27%	29%
MPF Loans as a percent of total assets	23%	25%	26%	27%	29%
Total investments as a percent of total assets	56%	50%	47%	42%	40%

Selected statements of income data
Net interest income	$204	$188	$136	$129	$143
Other-than-temporary impairment losses	(76)	(27)	(44)	(58)	(169)
Other non-interest gain (loss)	59	23	(62)	(11)	(116)
Non-interest expense	28	26	28	39	31
Assessments	42	42	1	—	(23)
Net income (loss)	117	116	1	21	(150)

Selected ratios (annualized) and other data
Return on average assets	0.52%	0.52%	0.00%	0.09%	(0.67)%
Return on average equity	17.61%	17.82%	0.17%	3.98%	(32.68)%
Average equity to average assets	2.97%	2.92%	2.76%	2.37%	2.04%
Non-interest expense to average assets	0.13%	0.12%	0.13%	0.17%	0.14%
Net interest yield on interest-earning assets	0.97%	0.88%	0.65%	0.60%	0.64%
Market value of equity to book value of equity	81%	85%	80%	71%	58%
Return on average Regulatory Capital spread to 3 month LIBOR	12.14%	12.53%	(0.13)%	2.14%	(17.07)%
MPF Xtra loan funding volume	$1,300	$389	$305	$493	$449

 a    Total investments includes Investment securities, Federal Funds sold, and securities purchased under agreements to repurchase.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Highlights

•
Market conditions impacted the Bank's financial results for the third quarter of 2010 in a manner similar to the previous quarter. As a result, we recorded net income of $117 million for the third quarter of 2010. Our net interest income continues to reflect our efforts to generate a consistent performance. Our results were, once again, positively impacted by higher-than-usual prepayment fees on advances and gains on derivative and hedging activities. Our retained earnings reached $967 million at September 30, 2010, the highest level in our history and a significant indication of our improving financial strength.

•
Our earnings were reduced by credit-related other-than-temporary-impairment (OTTI) charges of $76 million on our private label MBS portfolio. OTTI charges increased this quarter as we estimated further deterioration in securities supported by subprime collateral.

•
We are focused on maintaining a strong net interest margin in the future. However, it is reasonable to anticipate that the absolute level of net income may decline over time as the Bank positions for the future redemption of voluntary stock. As the impact of governmental programs on interest rate markets diminishes, we can also expect to incur expenses, rather than gains, related to our derivative and hedging activities. We cannot predict future levels of advance prepayment fees, but we do not expect them to continue at the level of the last two quarters, particularly if member resolutions subside.

•
Advances at quarter-end were $18.8 billion, down 11% from the previous quarter-end, and 26% from a year ago. While the majority of our members have advances outstanding, many of our members are deposit-rich, and may also have reduced their lending activities in order to strengthen their capital positions, impacting demand for advances. Total assets were $88.6 billion at September 30, 2010.

•
MPF Loans held in portfolio at quarter-end were $20.1 billion, down $1.5 billion (7%) from the previous quarter-end. We anticipate continuing reductions in the level of MPF Loans on our balance sheet as a result of our 2008 decision not to add MPF Loans to our balance sheet, placing the portfolio in run-off mode. MPF Xtra volumes, however, increased by $1.3 billion during the third quarter, building fee income to support our MPF activities.

•	We continue to await action from our regulator, the FHFA, on our submitted, but not yet approved, application to convert our capital stock to a structure consistent with the Gramm-Leach-Bliley Act.

•
Six of our members have been resolved since the end of the second quarter of 2010. Unfortunately, we anticipate that there will be more resolutions in the future. We have not experienced any credit losses in connection with these resolutions. Our approach to member credit and collateral is designed to provide us with sufficient collateral so that we are able to continue to support our members -- even if some members' conditions deteriorate. Our ability to be a reliable source of secured credit is an important part of our value proposition and one that has proved beneficial to members and their regulators.

•	We remain in compliance with all of our regulatory capital requirements.

Summary of Financial Results

Net income for the third quarter of 2010 was $117 million. As has been the case in previous quarters, we demonstrated our ability to generate consistent net interest income. In addition, the quarter's net income was incremented by significant prepayment fees resulting from advance restructurings and member resolutions, as well as a gain from derivative and hedging activities. As a result of our net income, and a $25 million one-time adjustment to retained earnings due to new accounting guidance related to investments, as further discussed in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations, our retained earnings grew $142 million to $967 million.

Net interest income of $204 million was partially offset by OTTI charges against our private-label MBS portfolio of $76 million and other non-interest expenses. On October 15, 2010, we filed suit against several defendants regarding a substantial portion of our private-label MBS portfolio, as further discussed in Legal Proceedings on page 76 in this Form 10-Q. We contend that the quality of the loans that comprise the pools of securities cited in the complaints was inconsistent with the description in the pre-purchase documents prepared by the underwriters and issuers of the securities. Relying on the pre-purchase documents, we invested in these securities with the understanding that we were purchasing higher-quality instruments than turned out to be the case. We intend to hold the private-label MBS portfolio to maturity. We will continue to analyze these securities quarterly and assess, along with the other FHLBs, the degree to which future OTTI charges are appropriate.

The balance sheet at September 30, 2010, reflects reduced member borrowing, our transformation away from a business model built on acquiring MPF Loans, and changes in the make-up of our investment portfolio and funding as high-cost debt matures. Total assets increased $883 million (1%) to $88.6 billion. During 2010, we have invested in lower-credit-risk, simpler-to-hedge investment securities, primarily government agency MBS, to offset the reduced earnings from the paydowns in the MPF portfolio. As we have stated previously, we expect that the Bank's sensitivity to market rate movements will reduce, and the variability of income due to gains and losses on derivative and hedging activities will moderate over time, leading to more consistent profitability.

Net Interest Income: Strong Foundation and Higher-than-Usual Prepayment Fees
Net interest income was $204 million in the third quarter of 2010; year-to-date net interest income of $528 million is $87 million (20%) higher than the first nine months of 2009. Prepayment fees on advances had a net positive impact on net income of $27 million in the quarter. The fees resulted from member resolutions, as well as several members choosing to restructure their portfolios to take advantage of the low-rate environment. Gross prepayment fees of $45 million were reduced by $5 million in hedging adjustments and $13 million related to incremental assessments for AHP and REFCORP. While interest income was $700 million for the third quarter of 2010, consistent with the previous two quarters of 2010, interest expense for the quarter was $487 million, $90 million (16%) less than the same period in 2009 as high-cost debt matured. Retained earnings grew $142 million (17%) to $967 million, the highest level in the Bank's history.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

OTTI Charges Related to Private-Label MBS Portfolio Continue
OTTI charges against our private-label MBS were $76 million in the third quarter of 2010. Our charges are based on our quarterly analysis of many factors, including payment patterns and housing values. Unfortunately, the potential for future OTTI charges remains.

Gains on Derivative and Hedging Activities Due to Favorable Market Rates
We recorded a gain of $62 million on derivatives and hedging activities in the third quarter of 2010. Year-to-date, we have recorded a gain on derivatives and hedging activities of $28 million compared to a loss in the first nine months of 2009 of $64 million. During the second and third quarters, market concerns about European sovereign debt and uncertainty about the speed of the recovery from the U.S. recession resulted in a flight to quality and reduction in interest rates. Due to our duration position, the reduction in rates resulted in mark-to-market gains on our hedging portfolio. To the extent volatility lessens, the costs of re-hedging will be relatively less expensive. However, as long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in gains or losses from derivative and hedging activities from quarter to quarter.

Attention to Non-Interest Expense to Achieve Appropriate Scale
Our non-interest expense for the quarter was $28 million, compared to $31 million in the third quarter of 2009. Year-to-date non-interest expense in 2010 was $82 million, $7 million (8%) lower than the $89 million for the first nine months of 2009. We have begun to see the benefits of our re-engineering efforts, as well as systems improvements, in the reduction of both staff levels and consultant fees. Effective management of operating expenses is crucial to the success of our new business model.

Balance Sheet Transition Continues
Advances at September 30, 2010, were $18.8 billion, down $2.3 billion (11%) from $21.1 billion at the end of the previous quarter. Some of the decrease is due to the repayment of advances of resolved members and subdued member demand for borrowings. In addition, some members' deposit levels are high, and others are managing their balance sheets to shore up capital measures. These trends are true across the FHLB System. We expect this downward trend to reverse when interest rates rise and member deposit levels fall. However, given the current uncertainties around the timing and strength of the economic recovery, these conditions could continue well into 2011. Despite high levels of liquidity for our members and in the markets generally, nearly 500 of our 779 members currently have advances outstanding at the Bank. We want to become part of our members' ongoing funding strategies, whether short-term or long-term. We added four new members during the third quarter; one of the new members has already borrowed from the Bank.

Total assets at September 30, 2010, were $88.6 billion, up $883 million (1%) from the previous quarter-end. Our investment portfolio was $39.5 billion at quarter-end; these investments will provide an “income bridge” while MPF Loans pay down and we build our advances business. We anticipate that the overall size of the Bank will fall substantially over time for several reasons. We expect the MPF portfolio to continue to pay down and other investments will mature. In addition, following the approval and successful execution of our capital stock conversion, we plan to redeem voluntary stock in accordance with that plan. We will operate at the scale sufficient to meet our members' needs.

Total MPF Loans held in portfolio were $20.1 billion at the end of the third quarter of 2010, a reduction of $1.5 billion (7%) from the previous quarter-end. We increased our allowance for loan loss from $24 million to $32 million consistent with the increase in our nonperforming and impaired MPF Loan amounts as further discussed in Note 8 - Allowance for Loan Losses. However, the loans in the MPF portfolio continue to perform well compared to national averages for similarly structured loans.

MPF Xtra volume was $1.3 billion in the third quarter of 2010. We implemented pricing changes midway through the third quarter that continue to have positive impact on the volume of loans sold into the MPF Xtra product through the Bank and other participating FHLBs. Since the inception of the product, 251 PFIs System-wide have funded more than $5.4 billion in loans. Unlike earnings from on-balance sheet MPF assets that rely on market spreads, the Bank is compensated for MPF Xtra loans through fee income. Incremental volume, therefore, has immediate benefits. We are examining new product options, and anticipate an expanded line of MPF Xtra products in the future, making it easier for even more members to take advantage of the access to the secondary market that the MPF Xtra product provides. We continue to view the MPF Program as a vital option for FHLB members across the country.

Member Credit Concerns
While many of our members continue to struggle to improve their performance, we have also seen several members successfully raise new capital and improve their performance and overall balance sheet health. We continue to work with members challenged by the current environment, carefully balancing the needs of individual members against the risk to overall member capital. Our credit and collateral policies and practices are designed to continue to make credit available while monitoring the value of the collateral pledged to support that credit. In the most serious situations, we coordinate with members' regulators to ensure that the appropriate level of credit is available without exposing all of our members to unnecessary risk.

Since the end of the second quarter, six of our members were resolved by their regulators; we had approximately $330 million in advances and other credit outstanding to these members at the time of their resolutions. So far in 2010, fifteen of our member institutions have been resolved by their regulators and 34 members have been resolved since 2009. Since the founding of the Bank, we have not experienced a credit loss on advances made to members, including those involved in resolutions.

Outlook
While we are pleased to report positive earnings for the quarter and strong retained earnings, we know that some of the contributing factors to those positive results could change. Notably, we expect the gain on derivative and hedging activities to reverse subject to changes in market conditions and higher-than-usual prepayment fees to fall. We believe that restructuring advances to take advantage of historically low interest rates can be advantageous for some members, but we cannot predict or control the level of prepayment fees resulting from those restructurings or from member resolutions.

We continue to focus on generating consistent net interest income and controlling expenses to scale the Bank appropriately to the borrowing needs of the District and this will, over time, impact our overall earnings potential.

We continue to work with our regulator to gain approval for our submitted plan to convert our capital stock to a structure consistent with the

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Gramm-Leach-Bliley Act. As we have indicated previously, we will notify members and proceed as expeditiously as possible with the conversion of our capital stock upon notice of approval. The stabilization of our capital base through conversion of our capital stock is a fundamental step in remediating the Bank and ultimately restoring liquidity to the stock. For discussion of how our implementation of a new capital plan may impact our members, see page 22 of the Risk Factors section in our 2009 Form 10-K.

As we continue our progress in transforming the business model of the Bank, our goals are to:

•	Provide our members with short-term liquidity and long-term funding as integral components of their business strategies;

•	Generate consistent, profitable results, while providing the benefits of our funding advantage to our members;

•	Stabilize our capital base through a capital stock conversion;

•	Resume an appropriate dividend;

•	Grow retained earnings;

•	Simplify the business model and operations of the Bank; and

•	Restore full liquidity to our stock.

Results of Operations

Net Interest Income

Changes in Net Interest Income Due to Changes in Volume/Rates
The following table details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, any material change due to the combined volume/rate variance has been allocated pro-ratably to volume and rate. The calculation is based on a comparison of average balances and rates.

	For the three months			For the nine months
For the periods ended September 30, 2010 versus September 30, 2009	Volume	Rate	Net Change	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$1	$1	$2	$2	$—	$2
Total investments	87	(45)	42	368	(195)	173
Advances	(37)	34	(3)	(147)	26	(121)
MPF Loans held in portfolio	(58)	(3)	(61)	(219)	(14)	(233)
Total interest-earning assets	(7)	(13)	(20)	4	(183)	(179)

Liabilities and Capital
Interest bearing deposits	—	—	—	—	(1)	(1)
Securities sold under agreements to repurchase	—	(1)	(1)	—	(9)	(9)
Consolidated obligation discount notes	(11)	75	64	(46)	219	173
Consolidated obligation bonds	155	(308)	(153)	516	(960)	(444)
Total interest-bearing liabilities	144	(234)	(90)	470	(751)	(281)
Increase (decrease) in net interest income before provision for credit losses	$(151)	$221	$70	$(466)	$568	$102

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Net Interest Income Spread and Yield Analysis
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

•
MPF Loan agent fee premium amortization expense was $7 million and $12 million for the three months ended September 30, 2010 and 2009 and $21 million and $45 million for the nine months ended September 30, 2010 and 2009.

•
Total interest and effective yield/rate includes all other components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, advance prepayment fees, and MPF credit enhancement fees. It includes the impact on net interest income related to prior hedging activities, which is also shown separately as hedge accounting amortization.

			Yield/ Rate	Contractual Interest		Hedge Accounting Amortization
For the three months ended September 30, 2010	Average Balance	Total Interest		Income/ Expense	Rate
Federal Funds sold and securities purchased under agreements to resell	$11,393	$6	0.21%	$6	0.21%	$—
Investments	37,374	329	3.52%	357	3.82%	—
Advances	18,985	130	2.74%	130	2.74%	8
MPF Loans held in portfolio	20,450	235	4.60%	261	5.11%	(15)
Total Interest Income on Assets	88,202	700	3.17%	754	3.42%	(7)

Deposits	998	—	—%	—	—%	—
Securities sold under agreements to repurchase	1,200	4	1.33%	4	1.33%	—
Consolidated obligation discount notes	25,224	98	1.55%	15	0.24%	5
Consolidated obligation bonds	56,986	370	2.60%	441	3.10%	10
Mandatorily redeemable capital stock	496	—	—%	—	—%	—
Subordinated notes	1,000	15	6.00%	15	6.00%	—
Total Interest Expense on Liabilities	85,904	487	2.27%	475	2.21%	15

Net interest yield on interest earning assets	$88,202	$213	0.97%	$279	1.27%	$(22)

For the three months ended September 30, 2009
Federal Funds sold and securities purchased under agreements to resell	$8,815	$4	0.18%	$4	0.18%	$—
Investments	28,656	287	4.01%	297	4.15%	—
Advances	26,199	133	2.03%	198	3.02%	(16)
MPF Loans held in portfolio	25,411	296	4.66%	322	5.07%	1
Total Interest Income on Assets	89,081	720	3.23%	821	3.69%	(15)

Deposits	1,221	—	—%	—	—%	—
Securities sold under agreements to repurchase	1,200	5	1.67%	5	1.67%	—
Consolidated obligation discount notes	38,354	103	1.07%	99	1.03%	4
Consolidated obligation bonds	43,976	454	4.13%	409	3.72%	22
Mandatorily redeemable capital stock	432	—	—%	—	—%	—
Subordinated notes	1,000	15	6.00%	15	6.00%	—
Total Interest Expense on Liabilities	86,183	577	2.68%	528	2.45%	26

Net interest yield on interest earning assets before provision for credit losses	$89,081	$143	0.64%	$293	1.32%	$(41)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

			Yield/ Rate	Contractual Interest		Accounting Amortization
For the nine months ended September 30, 2010	Average Balance	Total Interest		Income/ Expense	Yield/ Rate
Federal Funds sold and securities purchased under agreements to resell	$9,466	$13	0.18%	$13	0.18%	$—
Investments	35,966	957	3.55%	1,032	3.82%	—
Advances	20,672	361	2.33%	428	2.76%	(8)
MPF Loans held in portfolio	21,647	751	4.62%	832	5.12%	(19)
Total Interest Income on Assets	87,751	2,082	3.16%	2,305	3.50%	(27)

Deposits	916	—	—%	—	—%	—
Securities sold under agreements to repurchase	1,200	13	1.44%	13	1.44%	—
Consolidated obligation discount notes	22,482	289	1.71%	32	0.19%	14
Consolidated obligation bonds	59,450	1,189	2.67%	1,438	3.22%	30
Mandatorily redeemable capital stock	481	—	—%	—	—%	—
Subordinated notes	1,000	43	5.73%	43	5.73%	—
Total Interest Expense on Liabilities	85,529	1,534	2.39%	1,526	2.38%	44

Net interest yield on interest earning assets	$87,751	$548	0.83%	$779	1.18%	$(71)

For the nine months ended September 30, 2009
Federal Funds sold and securities purchased under agreements to resell	$7,804	$11	0.19%	$11	0.19%	$—
Investments	24,482	784	4.27%	794	4.32%	—
Advances	29,744	482	2.16%	670	3.00%	(36)
MPF Loans held in portfolio	27,849	984	4.71%	1,053	5.04%	4
Total Interest Income on Assets	89,879	2,261	3.35%	2,528	3.75%	(32)

Deposits	1,143	1	0.12%	1	0.12%	—
Securities sold under agreements to repurchase	1,200	22	2.44%	22	2.44%	—
Consolidated obligation discount notes	37,542	274	0.97%	259	0.92%	15
Consolidated obligation bonds	45,181	1,475	4.35%	1,392	4.11%	64
Mandatorily redeemable capital stock	422	—	—%	—	—%	—
Subordinated notes	1,000	43	5.73%	43	5.73%	—
Total Interest Expense on Liabilities	86,488	1,815	2.80%	1,717	2.65%	79

Net interest yield on interest earning assets before provision for credit losses	$89,879	$446	0.66%	$811	1.20%	$(111)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following is a reconciliation of total interest to contractual interest as presented in the above net interest income and spread analysis.

	Three months		Nine months
For the periods ending September 30,	2010	2009	2010	2009
Contractual interest income:	$754	$821	$2,305	$2,528
Net interest settlement income -Derivatives	(84)	(93)	(294)	(245)
Prepayment fees - Advances	45	13	115	27
Credit enhancement fees - MPF	(3)	(5)	(12)	(17)
Other - MPF	(5)	(1)	(5)	—
Hedge Accounting amortization - Advances	8	(16)	(8)	(36)
Hedge Accounting amortization - MPF	(15)	1	(19)	4
Total interest income	700	720	2,082	2,261

Contractual interest expense:	475	528	1,526	1,717
Net interest settlement expense -Derivatives	(3)	23	(36)	19
Hedge Accounting amortization - Notes	5	4	14	15
Hedge Accounting amortization - Bonds	10	22	30	64
Total interest expense	487	577	1,534	1,815
Net interest income before provision for credit losses	$213	$143	$548	$446

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
Our efforts to generate consistent net interest income continued to show results in the third quarter. Net interest income in the third quarter increased over previous quarters. Generating and maintaining consistent net interest income is a key component to our successful transition to a business model focused on advances rather than the acquisition of MPF Loans. While interest income declined, our funding costs declined by an even greater amount for the three and nine months ended September 30, 2010 compared to the same periods in 2009:

•	We replaced a portion of the maturities and prepayments of advances and mortgage assets with investment securities that we believe have low credit and market risk.

•
Compared to prior year periods, we lengthened the term on our debt issuances as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis last year, and longer-term callable consolidated obligation bonds became more favorable than shorter-term discount notes on a relative cost basis. However, in the third quarter of 2010 we issued primarily shorter term discount notes to meet our funding needs, as compared to the first half of 2010 where we relied more heavily on longer term bonds. Interest rates and market demand made shorter term debt more economically advantageous in the third quarter. We can not predict if or when this trend will continue or reverse.

In addition, the decrease in interest income was due to the following:

•
Interest income from advances declined primarily as a result of decreased member demand for our advances. Contractual yields on our advances were also marginally lower, reflecting declining market rates on new and rolled-over advances. However, total yields on advances which include hedging adjustments and prepayment fees increased compared to the prior year periods, as this year's results included unusually high prepayment activity.

•
As in the second quarter, we experienced higher than usual prepayment fees on advances that are included in the total yield on advances. For the third quarter of 2010, we recorded $45 million of prepayment fee income that was included in total interest income from advances, partially offset by the recognition of previously deferred hedge adjustments of $5 million, which was also recorded in interest income on advances. For the nine months of 2010, these amounts were $115 million in prepayments fees offset by $22 million in related hedging charges. Compared to 2010, we did not have significant prepayment fees in 2009. These prepayments fees are primarily related to FDIC resolutions, thus we can not predict the extent to which they may continue to occur in future periods.

•
Interest income from MPF Loans continued to decline along with our overall MPF Loan balance outstanding during 2010. Except for immaterial amounts of MPF Loans to support affordable housing, we are no longer acquiring MPF Loans for investment, and thus we expect continued run-off of our MPF Loan portfolio.

•
We hedge our duration and convexity profile by using a combination of derivatives placed in hedge accounting relationships. As our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain hedge accounting relationships were de-designated. This has resulted in fair value hedging adjustments of consolidated obligations and MPF Loans as well as amounts related to cash flow hedges being deferred in other comprehensive income and amortized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. This amortization continued to negatively impact our net interest income as noted in the preceding tables.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

For the periods ended September 30,	Three months		Nine months
	2010	2009	2010	2009
OTTI impairment charges, credit portion	$(76)	$(169)	$(147)	$(379)
Trading securities	(5)	—	(8)	(11)
Sale of available-for-sale securities	—	—	—	19
Derivatives and hedging activities	62	(114)	28	(64)
Instruments held at fair value option	(1)	(4)	(9)	(6)
Early extinguishment of debt	—	—	—	(5)
Other, net -
MPF Xtra and administration fees	3	2	6	5
All other	—	—	3	3
Total non-interest gain (loss)	$(17)	$(285)	$(127)	$(438)
Other-Than-Temporary Impairment
Our 2010 OTTI charges resulted primarily from an increase in projected losses on the collateral underlying certain private-label residential MBS. The reduction in credit losses attributable to OTTI compared with a year ago primarily reflects a slower decline of credit quality and certain factors affecting the expected performance of the mortgage loans underlying our private-label MBS, such as home prices, payment patterns, and unemployment rates.
We actively monitor the credit quality of our MBS. It is not possible to predict whether we will have additional OTTI charges in the future because that will depend on many factors, including economic, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities. Further, recent foreclosure moratoriums by several major mortgage servicers may result in loss severities beyond current expectations should such moratoriums be prolonged, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices.
Following is a summary of the OTTI for the period ended.

	Three months			Nine months
	Credit Losses	Non-Credit Losses	Total Losses	Credit Losses	Non-Credit Losses	Total Losses
For the periods ending September 30, 2010
Securities newly impaired during the period	$—	$—	$—	$(10)	$(26)	$(36)
Securities previously impaired prior to current period	(76)	74	(2)	(137)	134	(3)
Total	$(76)	$74	$(2)	$(147)	$108	$(39)

For the periods ending September 30, 2009
Securities newly impaired during the period	$(1)	$(58)	$(59)	$(265)	$(1,003)	$(1,268)
Securities previously impaired prior to current period	(168)	125	(43)	(114)	(6)	(120)
Total	$(169)	$67	$(102)	$(379)	$(1,009)	$(1,388)

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Details on our derivative and hedging activities, which includes hedge ineffectiveness and economic hedge activity, are as follows:

	September 30, 2010				September 30, 2009
	Fair Value	Cash Flow	Economic	Total	Fair Value	Cash Flow	Economic	Total
Three months ended
Hedged Item-
Trading securities	$—	$—	$(2)	$(2)	$—	$—	$(10)	$(10)
AFS securities	(4)	—	—	(4)	(1)	—	—	(1)
Advances	3	—	—	3	1	—	—	1
MPF Loans	1	—	46	47	(2)	—	(130)	(132)
Consolidated obligations	—	2	16	18	22	—	6	28
Total derivatives and hedging activities	$—	$2	$60	62	$20	$—	$(134)	(114)

Unrealized gain (loss) in fair value of:
Advances under fair value option				—				—
Consolidated obligations under fair value option				(1)				(4)
Trading securities				(5)				—
Total				$56				$(118)

Nine months ended
Hedged Item-
Trading securities	$—	$—	$(7)	$(7)	$—	$—	$(11)	$(11)
AFS securities	(13)	—	—	(13)	(1)	—	—	(1)
Advances	9	—	—	9	3	—	—	3
MPF Loans	—	—	(9)	(9)	(18)	—	(103)	(121)
Consolidated obligations	—	3	45	48	54	5	7	66
Total derivatives and hedging activities	$(4)	$3	$29	28	$38	$5	$(107)	(64)

Unrealized gain (loss) in fair value of:
Advances under fair value option				—				(1)
Consolidated obligations under fair value option				(9)				(5)
Trading securities				(8)				(11)
Total				$11				$(81)

Fair Value and Cash Flow Hedges

•
The net ineffectiveness resulting from our fair value and cash flow derivatives in hedge accounting relationships for the nine months ended September 30, 2010 was a nominal loss as our hedged items and interest rate derivatives reacted relatively consistently to the markets. The majority of the losses resulted from the difference in the rate sensitivities between the interest rate derivatives used as hedges and the underlying assets or liabilities being hedged by those swaps.

Economic Hedges

•
Economic hedges are hedges that do not receive hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During the first quarter of 2010, interest rate volatility declined, which resulted in losses for the three months ended March 31, 2010. During the second and third quarters of 2010, market concerns about European sovereign debt and uncertainty about the speed of the recovery from the U.S. recession resulted in a flight to quality and reduction in interest rates. Due to our duration position, the reduction in rates and extended period of time over which rates have remained low has resulted in mark-to-market gains on our economic hedging portfolio.  As markets return to more normalized levels, we expect these gains to reverse over a period of time. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedging expenses from quarter to quarter, although in the long run these hedging strategies will result in a net expense.

•	We elected the fair value option for a portion of our consolidated obligations bonds and discount notes to economically hedge the

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

interest rate risk associated with these instruments. The gains on economic hedging of these instruments was primarily attributed to a widening of spreads between agency debt and 3-month LIBOR. We held approximately $13.4 billion and $4.7 billion of consolidated obligations bonds and discount notes at full fair value under this strategy at September 30, 2010 and December 31, 2009.

As noted in Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations, we elected on July 1, 2010 the fair value option for certain held-to-maturity securities which were then reclassified to trading securities. As an effect of adoption, a $25 million gain was recorded as an adjustment to the quarter's beginning retained earnings. Unless these securities are sold prior to maturity or pay-down, we anticipate that over the next 1-3 years this gain will reverse through losses on trading securities in net income as the security nears its maturity price of par.

MPF Xtra and Administration Fees
We collect a fee for processing MPF Xtra loans which is deferred and recognized over the contractual life of the loans, or is accelerated upon prepayment of the loan as the loan no longer exists. We also collect a fee for the ongoing handling of traditional MPF Loans held by the other MPF Banks.
We processed $1.3 billion and $449 million of new MPF Xtra loan volume during the three months ended September 30, 2010 and 2009 and $2.0 billion and $2.8 billion for the equivalent nine month periods. On a year-to-date basis MPF Xtra volumes are down in 2010 compared to 2009 primarily due to the very low mortgage rate environment in early 2009 which saw a high level of refinancings. Rates then rose throughout the rest of 2009 and well into 2010. Starting in May this year as a result of the European sovereign debt crisis, mortgage rates have again fallen, which has contributed to an elevated level of MPF Xtra activity starting in late June. As a result, MPF Xtra volume in the third quarter of 2010 increased as the decline in mortgage rates resulted in a higher level of refinancings.
Since the inception of MPF Xtra in September, 2008, we have processed $5.4 billion of MPF Xtra loans, of which $4.5 billion came from our PFIs and the remainder from other MPF Banks’ PFIs. As of September 30, 2010 we had deferred $10 million of revenue that will be recognized into income in future periods, compared to $7 million at December 31, 2009.

Non-Interest Expense

For the periods ended September 30,	Three months		Nine months
	2010	2009	2010	2009

Compensation and benefits	$14	$15	$43	$45
Professional service fees	2	4	7	9
Amortization and depreciation of software and equipment	4	4	11	12
MPF Program expense	2	1	5	5
FHFA and Office of Finance expenses	2	1	5	4
Other expense	4	6	11	14
Total non-interest expense	$28	$31	$82	$89
We continue to make progress on our long-term strategic objective to reduce non-interest expenses, which were down 10% and 8% for the three and nine months ended September 30, 2010 from 2009. One factor in this decrease was a reduction in compensation and benefits and professional fees as we implemented our new core operating system software and outsourced our data center hardware to facilitate streamlining many aspects of our operations.As a result of these new systems, along with a capital lease related to hardware and equipment at our outsourced data center, we do not expect a corresponding decrease in amortization and depreciation expense of software and equipment, which we will be amortizing primarily over the next three years.
MPF Program expense excludes MPF Xtra fees we earn on the loans we resell to Fannie Mae and administration fees we receive from other MPF Banks to reimburse us for our costs to operate the program on their behalf. These fees are recorded in non-interest income over the life of the loan.
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition
All comparisons in the following narrative in this section are based on the below table, comparing September 30, 2010 to December 31, 2009 unless otherwise stated.

As of:	September 30, 2010	December 31, 2009
Cash and due from banks	$22	$2,823
Federal Funds sold and securities purchased under agreement to resell	9,722	2,715
Investment securities	39,542	34,078
Advances	18,803	24,148
MPF Loans held in portfolio, net	20,134	23,838
Other	403	472
Total assets	$88,626	$88,074

Consolidated obligation discount notes	$24,254	$22,139
Consolidated obligation bonds	55,077	58,225
Subordinated notes	1,000	1,000
Other	5,428	4,332
Total liabilities	85,759	85,696

Capital stock	2,318	2,328
Retained earnings	967	708
Accumulated other comprehensive income (loss)	(418)	(658)
Total capital	2,867	2,378
Total liabilities and capital	$88,626	$88,074
Cash and due from banks

Cash and due from banks declined from year-end 2009 as financial markets stabilized and we were able to more favorably invest excess cash in Federal Funds sold and securities purchased under agreements to resell rather than direct deposits at the Federal Reserve.
Federal Funds sold and securities purchased under agreements to resell
As advances and MPF Loans paid down, we invested excess funds in Federal Funds sold and securities purchased under agreements to resell.
Investment Securities
Our strategy of reinvesting proceeds from the paydowns in mortgage assets into alternative investments has been essentially completed. The increase in investment securities consisted mostly of $5.9 billion in available-for-sale securities we acquired for our portfolio, primarily in GSE residential MBS. Of the $5.9 billion, $765 million were acquired in the third quarter.
We also experienced further credit deterioration within our private-label MBS portfolio, which resulted in additional write-downs in the carrying value of our investment securities. The gross amount of OTTI reduced the carrying value of our investment securities by $39 million in the first nine months. However, this was more than offset by unrealized gains in the market value of our AFS securities, which increased by $673 million over the same period.

At September 30, 2010 and December 31, 2009, we did not hold any collateralized debt obligation (CDO) securities. Our investment in MBS and related investments are limited by FHFA policy as discussed on page 8 of our 2009 Form 10-K.  We inadvertently exceeded these limits by 2% of our total MBS investments as of October 31, 2010 and so notified the FHFA.  We expect to return to full compliance through the divestiture of a portion of our trading and available-for-sale MBS investments.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances
The following table sets forth the outstanding par amount of advances of the largest five advance borrowers:

	Advance Borrowers
As of September 30, 2010	Par	%
Harris National Association	$2,375	13%
M & I Marshall & Ilsley Bank	1,741	9%
State Farm, F.S.B.	1,400	8%
Bank of America, National Association	1,251	7%
Associated Bank, National Association	1,101	6%
All Other Members	10,574	57%
Total advances at par	$18,442	100%
Advances continued to decline in the third quarter and have declined $5.3 billion year to date. Some of the decrease is due to the repayment of advances of resolved members and subdued member demand for borrowings. In addition, some members' deposit levels are high, and others are managing their balance sheets to shore up capital measures. While members across our district have experienced reduced demand, most of our reduction in advances resulted from scheduled maturities of advances with two former members and one current member.
MPF Loans
Except for minimal amounts of mortgages to support affordable housing, we are no longer acquiring MPF Loans for our portfolio. Thus MPF Loans continue to pay down as part of our overall business strategy to focus on our traditional role of providing advances to our members. However, the rate of prepayments in 2010 is slower compared to the same nine month period in 2009, despite lower mortgage rates this year. Should market mortgage rates rise in future periods, we would expect prepayment rates to shrink even further. If rates fall further however, we would expect prepayment rates to increase. We cannot predict the extent to which future mortgage rates will rise or fall.
The following table summarizes MPF Loans held in portfolio. Medium term is for an initial contractual maturity of 15 years or less and long term of greater than 15 years.

As of September 30, 2010	Medium Term	Long Term	Total
MPF product type-Conventional loans -
Original MPF	$861	$1,989	$2,850
MPF 100	854	1,549	2,403
MPF 125	163	388	551
MPF Plus	3,956	7,048	11,004
Government loans	160	2,892	3,052
Total par value of MPF Loans	$5,994	$13,866	19,860
Agent fees, premium (discount)			75
Hedging adjustments			228
Receivable from future performance credit enhancement fees			3
Allowance for loan losses			(32)
Total MPF Loans, net			$20,134

As of December 31, 2009	Medium Term	Long Term	Total
MPF product type-Conventional loans -
Original MPF	$1,108	$2,411	$3,519
MPF 100	1,101	1,911	3,012
MPF 125	209	460	669
MPF Plus	4,808	8,106	12,914
Government loans	188	3,243	3,431
Total par value of MPF Loans	$7,414	$16,131	23,545
Agent fees, premium (discount)			96
Hedging adjustments			208
Receivable from future performance credit enhancement fees			3
Allowance for loan losses			(14)
Total MPF Loans held in portfolio, net			$23,838

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources
Liquidity
For the period ending September 30, 2010, we have maintained a liquidity position in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors. Further, based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 50 in our 2009 Form 10-K for a detailed description of our liquidity requirements.
We use three different measures of liquidity as follows:
Overnight Liquidity – For the first nine months of 2010, our policy required us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of September 30, 2010, our overnight liquidity was $9.7 billion or 11% of assets, giving us an excess overnight liquidity of $6.7 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2010, we had excess liquidity of $13.8 billion to support member deposits.
Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $17.4 billion as of September 30, 2010.
In addition to the liquidity measures discussed above, the FHFA requires all 12 FHLBs to maintain liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. We are maintaining increased balances in short-term investments to comply with this requirement. We may fund certain overnight or shorter term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 24 in the Risk Factors section of our 2009 Form 10 K.

Funding
In the third quarter of 2010 we relied primarily on shorter term discount notes to fund our financing needs, as compared to the first half of 2010 where we relied more on longer term consolidated obligation bonds. Interest rates and market demand made such shorter term debt more economically advantageous in the third quarter. Overall, total debt held fairly steady in the third quarter but for the year to date it declined in line with our decline in total assets.
The following table shows the net issuances (redemptions) by type of consolidated obligations for the periods shown:

For the period ending September 30,	Three months		Nine months
	2010	2009	2010	2009
Net issued (redeemed) -
Discount notes	$5,789	$(8,937)	$2,120	$1,895
Bonds	(5,659)	6,096	(3,691)	(7,610)
Total consolidated obligations	$130	$(2,841)	$(1,571)	$(5,715)

Conditions in Financial Markets

During the third quarter of 2010, the FHLBs maintained continual access to funding and adapted their debt issuance to meet the needs of market participants. The market continued to be focused on the still weak economic and employment data, the European sovereign debt crisis and the timing of future actions by the Federal Reserve Board's Federal Open Market Committee. As the European debt crisis stabilized, the advantageous funding costs experienced during the second quarter diminished and have moved toward more historical norms in the third quarter.

On July 21, 2010, The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. While this legislation will likely have a profound effect on the banking industry, the precise effects of its implementation on FHLB System access to and cost of funding are yet to be determined. For further discussion of the Dodd-Frank Act, see Legislative and Regulatory Developments on page 69 in this Form 10-Q.

Over the course of the third quarter of 2010, the FHLBs as a system priced $114 billion of consolidated obligation bonds, which was $24 billion less than during the second quarter of 2010. Aggregate weighted-average bond funding costs declined slightly during the third quarter of 2010 when compared to the second quarter of 2010. During the third quarter of 2010, the FHLBs relied heavily on swapped callable bonds (including callable step-up bonds) and negotiated bullet bonds. Similar to the FHLB System, of the $11.8 billion of consolidated obligation bonds we issued during the third quarter, $9.9 billion were swapped callable bonds.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Compared to the end of the second quarter of 2010, primary dealer inventories of agency discount notes and consolidated obligation bonds were mixed at the end of the third quarter of 2010. Since the end of the second quarter of 2010, agency discount note inventories decreased by $8 billion, to $29 billion, while agency consolidated obligation bond inventories increased $15 billion, to $72 billion. While our overall debt outstanding remained approximately the same from the end of the second to third quarter, our funding mix changed during the quarter in part in response to this change in demand by primary dealers. Our total outstanding consolidated obligation bonds decreased from $60.6 billion at the end of the second quarter to $55.1 billion at the end of the third quarter, due to maturities and calls. We replaced this longer-term funding with discount notes to increase our flexibility to benefit from any future improvements in long-term funding costs and opportunities, thereby resulting in an increase in discount notes from $18.5 billion at the end of the second quarter to $24.3 billion at the end of the third quarter.

Sources of Funding (Statements of Cash Flows)

During the nine months ending September 30, 2010, our operating activities provided net cash flows of $521 million. The net cash flows provided exceeded year to date income of $234 million primarily as a result of losses attributable to non-cash credit related OTTI charges and other net non-cash adjustments.

Investing activities used net cash flows of $1.7 billion reflecting our asset replacement strategy of purchasing AFS securities and purchases of long-term HTM securities as well as liquid investments in federal funds sold and securities purchased under agreements to resell  that were only partially offset by the continued pay down of the MPF Loan portfolio and reductions in advances.

Financing activities used net cash flows of $1.6 billion primarily reflecting a decrease in consolidated obligation bonds partially offset by an increase in discount notes outstanding.
For further discussion of our sources of funding, see Sources of Funding on page 53 in our 2009 Form 10 K.

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

As of September 30, 2010	Regulatory Capital Stock		MRCS
Bank of America, National Association[a]	$230	8%	$230
One Mortgage Partners Corp.[b]	172	6%	—
Harris National Association	160	6%	—
M&I Marshall & Ilsley Bank	152	5%	—
PNC Bank, National Association[a]	146	5%	146
All other members	1,969	70%	135
Total regulatory capital stock	2,829	100%
MRCS	(511)		$511
Capital stock	2,318
Retained earnings	967
Accumulated other comprehensive income (loss)	(418)
Total GAAP capital	$2,867

Regulatory capital stock	$2,829
Designated Amount of subordinated notes	1,000
Regulatory capital stock plus Designated Amount of subordinated notes	3,829
Retained earnings	967
Regulatory capital plus Designated Amount of subordinated notes	$4,796
Voluntary capital stock	$1,399

a    Former members merged into these out-of-district institutions, which are not eligible for membership. Their capital stock was reclassified to MRCS at the time of the merger.
b    One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
On a net basis, we had a $10 million decrease in capital stock from December 31, 2009 to September 30, 2010. We continue to issue our capital stock to new members or existing members seeking to take out additional advances at the par value of $100 per share and for the first nine months of 2010 our regulatory capital stock balance increased by $35 million. However, this was more than offset by an increase in our MRCS of $45 million from membership withdrawal or termination, primarily due to FDIC resolutions. For further details see Note 12 - Capital Stock and Mandatorily Redeemable Capital Stock.
The increase in total GAAP capital in 2010 to date was primarily due to our net income of $234 million, a $25 million increase in retained earnings due to the adoption of the fair value option for certain held-to-maturity securities as described in Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations, and a reduction in our accumulated other comprehensive loss of $240 million as detailed in Note 13 - Accumulated Other Comprehensive Income (Loss).

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except as discussed below. Prior to the expiration of the six month notice period for voluntary withdrawals, and upon request from merging members, we will submit a request to the Deputy Director to approve related capital stock redemptions. From April 24, 2009 through September 30, 2010, the Deputy Director has denied requests of 21 members to redeem capital stock totaling $44 million in connection with membership withdrawals or other terminations. Other financial institutions that withdrew from membership or had their membership terminated did not submit specific requests to have their capital stock redeemed. We cannot predict when we will be permitted to resume such capital stock repurchases or redemptions.
On July 24, 2008, the Finance Board amended the C&D Order to allow us to redeem at par a member’s capital stock which becomes excess capital stock above a member’s capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to certain conditions. During the nine months ended September 30, 2010, we redeemed less than $1 million in excess capital stock at par as permitted by the amendment to the C&D Order. For further discussion of how a member’s capital stock floor is set, see Current Capital Rules on page 56 in our 2009 Form 10-K.
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
We had retained earnings of $967 million at September 30, 2010, an increase from $708 million at year-end 2009 due to our nine month net income of $234 million plus a $25 million cumulative effect adjustment recorded on July 1, 2010 when we adopted the fair value option for certain held-to-maturity mortgage-backed securities, as discussed in Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations. Our retained earnings now exceed our unrealized losses in AOCI by $549 million compared to $50 million at year-end 2009. However, credit deterioration may continue to negatively impact our private-label MBS portfolio. We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 30 of the Risk Factors section of our 2009 Form 10-K.

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

Other-Than-Temporary Impairment (OTTI) – Sensitivity Analysis

Base Case

Our housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0 percent to 10 percent over the 3- to 9-month period beginning July 1, 2010. Thereafter, home prices are projected to remain flat in the first year, and to increase 1 percent in the second year, 3 percent in the third year, 4 percent in the fourth year, 5 percent in the fifth year, 6 percent in the sixth year and 4 percent in each subsequent year.

Adverse Case

This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5 percent to 15 percent over the 3- to 9-month period beginning July 1, 2010. Thereafter, home prices were projected to remain unchanged from trough levels in each of the first and second years, and to increase 1 percent in the third year, 2 percent in each of the fourth and fifth years and 3 percent in each subsequent year.

The following table shows what the impact to net income from credit-related OTTI charges would have been under this adverse scenario. Classifications of MBS as prime, Alt-A, or subprime are made at the time of purchase, and may differ from the current performance characteristics of the instrument.

Three months ended September 30, 2010	# of Securities Impaired	Balance	Credit-Related OTTI

Base case actual
Prime	8	$605	$(5)
Alt-A	4	92	(1)
Subprime	33	923	(70)
Total private-label MBS	45	$1,620	$(76)

Adverse scenario pro-forma
Prime	19	$1,568	$(53)
Alt-A	5	156	(8)
Subprime	36	927	(121)
Total private-label MBS	60	$2,651	$(182)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Values – Sensitivity Analysis
For securities that were impaired during the third quarter of 2010, the fair value determined under the fair value methodology and the fair value range we considered for our prime, subprime and Alt-A investment securities that are carried at fair value either on a nonrecurring or recurring basis, are as follows:

	Fair Value	Range of Pricing Service Values
As of September 30, 2010		Min	Max
2006 AFS - Recurring	$74	$66	$84
2003 HTM - Non-Recurring	2	2	2
2005 HTM - Non-Recurring	14	13	15
2006 HTM - Non-Recurring	918	838	1,022
Total	$1,008	$919	$1,123
Allowance for MPF Loan Loss Assumptions

The credit loss severity rate assumption is the largest driver of our allowance for loan losses. The credit loss severity rate analysis looks at the MPF Loans held in our portfolio that have experienced a loss in the previous rolling 12 months. Additionally, the credit loss severity rate assumption was adjusted upward this quarter by examining the FHFA's Purchase-Only index, which we used to determine current housing price trends. The MPF Loan credit loss severity rate is calculated by allocating a portion of the total loss severity rate experienced by the MPF Loans Credit Enhancement Structure as described on page 75 in our 2009 Form 10-K, which includes both credit losses and periodic expenses, to the credit loss amount that is recognized for GAAP purposes. It should be noted that the credit loss severity rate is a rate which is calculated by factoring in the credit loss severity rate for pools of MPF Loans and the credit loss severity rate for impaired loans (i.e., collateral dependent loans), which adds a percentage for estimated selling costs. The credit loss severity rate rose substantially during this quarter, and has exhibited an increasing trend due to the current housing crisis. As of September 30, 2010, our total loss severity rate for the MPF Loans Credit Enhancement Structure was 25%, which includes a credit loss severity rate of 13.4%. Also refer to the Credit Risk-MPF Loans section on page 67 for further discussion.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The carrying value of our investment securities portfolio by credit rating is shown in the following table.

	Investment Grade				Below Investment Grade
As of September 30, 2010	AAA	AA	A	BBB	BB	B	CCC	CC	C	Unrated	Carrying Value
Federal Funds and securities sold under agreements to repurchase	$—	$4,327	$1,645	$—	$—	$—	$—	$—	$—	$3,750	$9,722

Investment securities-
Non-MBS:
GSE	1,210	—	—	—	—	—	—	—	—	—	1,210
FFCB	50	—	—	—	—	—	—	—	—	—	50
TVA	72	—	—	—	—	—	—	—	—	—	72
SBA	1,260	—	—	—	—	—	—	—	—	—	1,260
State or local housing agency	—	37	—	—	—	—	—	—	—	—	37
FFELP ABS	8,975	—	—	—	—	—	—	—	—	—	8,975
FDIC-TLGP	719	—	—	—	—	—	—	—	—	—	719
MBS:
GSE	21,055	—	—	—	—	—	—	—	—	—	21,055
Government-guaranteed	3,966	—	—	—	—	—	—	—	—	—	3,966
MPF shared funding	190	8	—	—	—	—	—	—	—	—	198
Private-label MBS	102	19	12	81	66	30	567	767	351	5	2,000
Total investment securities	37,599	64	12	81	66	30	567	767	351	5	39,542
Total investments	$37,599	$4,391	$1,657	$81	$66	$30	$567	$767	$351	$3,755	$49,264

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present the unpaid principal balance and credit ratings of our private-label residential and commercial MBS by vintage year of issuance and by Prime, Alt-A, and Sub-prime. Except for immaterial amounts of fixed-rate, these MBS are variable rate securities.

Private-Label Residential MBS Prime

	Vintage Year of Issue
As of September 30, 2010	2006	2005	2004 and Prior	Total

AAA	$—	$—	$32	$32
AA	—	—	3	3
A	—	—	—	—
BBB	—	—	—	—
Below investment grade	1,848	41	—	1,889
Unrated	—	—	—	—
Total unpaid principal balance outstanding	$1,848	$41	$35	$1,924

Amortized cost	$1,561	$35	$34	$1,630
Gross unrealized losses (incl. non-credit OTTI)	(463)	(11)	(2)	(476)
Gross unrealized gains	281	6	2	289
Fair value	$1,379	$30	$34	$1,443

Year-to-date OTTI:
Credit	$(58)	$(1)	$—	$(59)
Non-credit	53	1	—	54
Total OTTI	$(5)	$—	$—	$(5)

Weighted average percentage fair value to unpaid principal balance	74.6%	74.8%	96.2%	75.0%
Original weighted average credit support	11.6%	14.2%	6.2%	11.6%
Weighted average credit support	8.5%	7.4%	23.2%	8.8%
Weighted average collateral delinquency	20.9%	29.0%	2.5%	20.8%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-Label Residential MBS Alt-A

	Vintage Year of Issue
As of September 30, 2010	2006	2004 and Prior	Total

AAA	$—	$—	$—
AA	—	1	1
A	—	1	1
BBB	—	—	—
Below investment grade	156	—	156
Unrated	—	—	—
Total unpaid principal balance outstanding	$156	$2	$158

Amortized cost	$113	$2	$115
Gross unrealized losses (incl. non-credit OTTI)	(38)	(1)	(39)
Gross unrealized gains	—	—	—
Fair value	$75	$1	$76

Year-to-date OTTI:
Credit	$(6)	$—	$(6)
Non-credit	6	—	6
Total OTTI	$—	$—	$—

Weighted average percentage fair value to unpaid principal balance	47.4%	73.8%	47.8%
Original weighted average credit support	17.8%	7.1%	17.7%
Weighted average credit support	9.0%	22.4%	9.2%
Weighted average collateral delinquency	47.7%	19.1%	47.3%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-Label Residential MBS Subprime

	Vintage Year of Issue
As of September 30, 2010	2007	2006	2005	2004 and Prior	Total

AAA	$—	$13	$—	$7	$20
AA	—	6	2	9	17
A	—	—	8	3	11
BBB	—	78	6	1	85
Below investment grade	10	978	90	6	1,084
Unrated	—	—	—	5	5
Total unpaid principal balance outstanding	$10	$1,075	$106	$31	$1,222

Amortized cost	$9	$788	$98	$27	$922
Gross unrealized losses (incl. non-credit OTTI)	(2)	(204)	(11)	(5)	(222)
Gross unrealized gains	—	55	3	2	60
Fair value	$7	$639	$90	$24	$760

Year-to-date OTTI:
Credit	$—	$(79)	$(3)	$—	$(82)
Non-credit	—	46	2	—	48
Total OTTI	$—	$(33)	$(1)	$—	$(34)

Weighted average percentage fair value to unpaid principal balance	73.6%	59.4%	84.6%	76.9%	62.2%
Original weighted average credit support	23.0%	22.8%	22.2%	42.2%	23.3%
Weighted average credit support	39.8%	28.7%	47.8%	59.9%	31.2%
Weighted average collateral delinquency	39.0%	44.0%	42.8%	17.9%	43.2%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label Commercial MBS Prime

	Vintage Year of Issue
As of September 30, 2010	2004 and Prior	Total

AAA	$52	$52
AA	—	—
A	—	—
BBB	—	—
Below investment grade	—	—
Unrated	—	—
Total unpaid principal balance outstanding	$52	$52

Amortized cost	$52	$52
Gross unrealized losses (incl. non-credit OTTI)	—	—
Gross unrealized gains	1	1
Fair value	$53	$53

Year-to-date OTTI:
Credit	$—	$—
Non-credit	—	—
Total OTTI	$—	$—

Weighted average percentage fair value to unpaid principal balance	102.5%	102.5%
Original weighted average credit support	23.1%	23.1%
Weighted average credit support	29.9%	29.9%
Weighted average collateral delinquency	1.2%	1.2%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the four previous tables by presenting in total the unpaid principal balance and credit ratings of our private-label residential and commercial MBS by Prime, Alt-A, and Sub-prime by vintage year of issuance. Except for immaterial amounts of fixed-rate, these MBS are variable rate securities.

	Vintage Year of Issue
As of September 30, 2010	2007	2006	2005	2004 and Prior	Total

AAA	$—	$13	$—	$91	$104
AA	—	6	2	13	21
A	—	—	8	4	12
BBB	—	78	6	1	85
Below investment grade	10	2,982	131	6	3,129
Unrated	—	—	—	5	5
Total unpaid principal balance outstanding	$10	$3,079	$147	$120	$3,356

Amortized cost	$9	$2,461	$133	$116	$2,719
Gross unrealized losses (incl. non-credit OTTI)	(2)	(706)	(22)	(7)	(737)
Gross unrealized gains	—	337	9	4	350
Fair value	$7	$2,092	$120	$113	$2,332

Year-to-date OTTI:
Credit	$—	$(143)	$(4)	$—	$(147)
Non-credit	—	105	3	—	108
Total OTTI	$—	$(38)	$(1)	$—	$(39)

Weighted average percentage fair value to unpaid principal balance	70.0%	67.9%	81.6%	94.2%	69.5%
Original weighted average credit support	23.0%	15.9%	20.0%	22.8%	16.3%
Weighted average credit support	39.8%	15.6%	36.6%	35.6%	17.3%
Weighted average collateral delinquency	39.0%	30.3%	39.0%	6.2%	29.9%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Components of Amortized Cost

The following table presents the components of amortized cost of our private-label MBS as of September 30, 2010.

Principal Balance	Life-To-Date Credit Impairment	Other Adjustments[a]	Amortized Cost
$3,357	$(643)	$5	$2,719

a    Other Adjustments includes the remaining discount of $10 million related to the transfer of certain AFS securities to HTM in 2007 offset by $15 million of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses. See Note 5– Investments - Held-to-Maturity for further details of the transfer of securities from AFS to HTM.
Advances and Other Member Credit
We determine the maximum amount and term of the advances we will lend to a member by assessing the member’s creditworthiness and financial condition utilizing financial information available to us, including the quarterly reports members file with their regulators. Credit availability is also determined on the basis of the collateral pledged and we conduct periodic on-site collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member's credit condition deteriorates). We refer to both members and former members as borrowers in the following disclosures. For further detail see Advances and Other Member Credit starting on page 72 in our 2009 Form 10-K.

We utilize an internally developed credit risk rating system and assign each borrower a credit risk rating from one to five (one being the least amount of risk and five the greatest amount of risk). The following table shows the number of borrowers and outstanding credit extended to our borrowers by rating. Collateral loan value describes the borrowing capacity assigned and does not imply fair value. The majority of borrowers assigned a 4 rating were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third party custodian on our behalf.

	September 30, 2010					December 31, 2009
Rating assigned	Number of Borrowers	% of Total	Credit Outstanding [a]	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding [a]	% of Total	Collateral Loan Value
1-3	447	77%	$15,883	80%	$25,160	438	71%	$13,946	55%	$19,451
4	63	11%	1,772	9%	2,654	91	14%	7,676	30%	12,986
5	71	12%	2,162	11%	3,108	92	15%	3,623	15%	4,477
Total	581	100%	$19,817	100%	$30,922	621	100%	$25,245	100%	$36,914

a    Consists of outstanding advances, letters of credit, MPF credit enhancement obligations, and member derivative exposures.

The method by which a borrower reports collateral is dependent upon the collateral status to which it is assigned as well as the type of collateral being pledged. We assign borrowers to a borrowing base (blanket-lien) status, listing-collateral status, or delivery-collateral status. Under a blanket lien status, a borrower may report collateral pledged under a summary borrowing base. For members or a class of collateral on listing status, the member must provide the Bank with loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly. The following table describes the range of lending values, which we refer to as collateral loan values, by underlying type of collateral as of September 30, 2010.

As of September 30, 2010	Gross Value Reported by Active Borrowers	Lending Values Applied to Majority of Collateral	Collateral Loan Value	Average Effective Discount
Loan collateral-
1-4 family	$33,598	60% - 85%	$20,988	38%
Multi-family	2,457	60% - 70%	1,597	35%
Home equity loans/lines of credit	10,186	5% - 50%	4,350	57%
Community Financial Institutions	532	28% - 50%	252	53%
Commercial real estate[a]	189	25% - 50%	54	71%
Other loan collateral	31	Up to 25%	3	90%
Securities-
Cash, US Treasury, and GSE Debt, MBS, & CMO	3,575	77% - 100%	3,408	5%
Private-label MBS & CMO	195	60% - 66%	121	38%
Municipal debt	180	Up to 90%	149	17%
Total Collateral	$50,943		$30,922	39%

a    Gross value is defined as unpaid principal balance for loans and as fair value for securities. For commercial real estate the percent lending value is based on fair value while the dollar gross value is based on unpaid principal balance.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We had 14 members resolved by the FDIC during the nine months ended September 30, 2010 with 5 occurring in the third quarter. The total advances outstanding for the institutions at the time of their failure for the nine months was $831 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution. We did not incur any credit losses on any of these actions.
In addition to providing advances, we also offer standby letters of credit to our members. As of September 30, 2010, we had $1.1 billion of standby and confirming letters of credit outstanding on behalf of 69 members. We had $1.1 billion outstanding with 57 members at December 31, 2009. To secure these letters of credit, we require collateral as we do on advances.

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
Setting Credit Enhancement Levels
FHFA regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage backed security, unless we maintain additional retained earnings in addition to a general allowance for loan losses. We analyze the risk characteristics of each MPF Loan as provided by the PFI using a Nationally Recognized Statistical Rating Organization (NRSRO) approved model in order to determine the required credit enhancement amount (CE Amount) for a loan to be acquired and held as an investment. Except for the MPF Xtra product, we share with PFIs the risk of credit losses on conventional MPF products by structuring potential losses on MPF Loans into layers with respect to each master commitment. See MPF Loans Credit Enhancement Structure on page 75 of our 2009 Form 10-K.
For master commitments with a first loss account (FLA) equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to withhold performance based CE Fees when measuring our effective credit protection. As a result, we held additional retained earnings against the related master commitments in accordance with the Acquired Member Assets (AMA) regulations, which at September 30, 2010 totaled $46 million.
Primary Mortgage Insurance (PMI) Provider Concentration–
We are exposed to the risk of non-performance of PMI companies with respect to our MPF Loan portfolios as set forth below. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of subsequent changes in PMI coverage. For more information on our concentration risk exposure, see Mortgage Guaranty Insurance Provider Concentration on page 78 in our 2009 Form 10-K. The following table details our exposure to PMI coverage. None of the MI companies pass all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests, and profitability tests. For further discussion of how this may affect us, see Risk Factors on page 25 in our 2009 Form 10-K.

As of September 30, 2010	Loan Balance	Amount of Coverage	% of Total	Credit Rating at 10/31/2010	Outlook
Mortgage Guaranty Insurance Co. (MGIC)	$355	$105	34%	B+	Negative
Genworth Mortgage Insurance Corp.	145	44	14%	BBB-	Negative
PMI Mortgage Insurance Co.	152	44	15%	B	Positive
United Guaranty Residential Insurance Co.	125	36	12%	BBB	-
All Others	258	78	25%	B+ to BBB or unrated	Negative
Total MI Coverage	$1,035	$307	100%

MPF Loan Portfolio Analysis
For the nine months ended September 30, 2010, we recorded an $20 million provision for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the increase in delinquent, non-accrual, and impaired MPF Loans. Our nonaccrual and impaired loan populations grew as the MPF Loan portfolio experienced some additional deterioration and because certain MPF Plus loans were added to the nonaccrual and impaired loan populations. In particular, MPF Plus loans are excluded from nonaccrual and impaired loan status provided PFI performance CE Fees are continued. Under the terms of the MPF Plus product, when the SMI insurer's insurance strength rating falls below an AA rating, the PFI forfeits its right to be paid performance CE Fees unless the PFI elects to replace the SMI policy (with another qualified SMI policy) or to act as a surety for the SMI policy. In those cases where we retain PFIs’ performance CE Fees, we assume the first loss position for credit losses from the impacted MPF Plus master commitments.
During 2010, certain PFIs forfeited their performance CE Fees under certain MPF Plus master commitments. As a result, MPF Plus loans 90 days past due were placed on non-accrual status. Further, MPF Plus loans that meet our criteria for collateral dependent loans were classified as impaired loans. As a result, $54 million of MPF Plus loans were deemed to be impaired and on non-accrual status at September 30, 2010. This change resulted in a significant increase in the impaired loan loss reserve, which was $9 million on our entire impaired loan population at September 30, 2010. This increase was partially offset by the credit enhancement for other MPF products. Specifically, for several Original MPF product master commitments, the impaired loan amount was larger than the existing FLA, meaning that additional losses (up to the CE Amount) would be paid by

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

the PFI. Losses were capped at the lesser of the loss amount or the FLA.

Additional PFIs may elect not to replace their SMI policies in future periods. As a result, the impaired loan population may continue to increase for MPF Plus loans. If the impaired loan population increases, then we anticipate that further increases to our allowance for loan losses may occur.
For loss severity trends that impact our estimates on our allowance for loan credit losses, please see Allowance for MPF Loan Loss Methodology and Assumptions on page 57 in our Critical Accounting Policies and Estimates section. For details on our allowance for loan losses see Note 8 - Allowance for Loan Losses.

Derivatives
We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk is mitigated by master netting arrangements included in all of our contracts with derivative counterparties. The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. At September 30, 2010 and December 31, 2009, our maximum credit risk as defined above was $223 million and $124 million. See Note 9– Derivatives and Hedging Activities to the financial statements for further details. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of September 30, 2010	Notional Amount	Exposure at Fair Value[b]	Cash Collateral Held[c]	Securities Collateral Held	Total Collateral Held[c]	Net Exposure After Collateral
AA	$27,650	$153	$150	—	$150	$3
A	63,964	66	66	—	66	—
BBB	9	—	—	—	—	—
Total Counterparties	91,623	219	216	—	216	3
Member Institutions [a]	1,072	4	—	—	—	4
Total derivatives	$92,695	$223	$216	—	$216	$7

a    Member Institutions include: (i) derivatives with members where we are acting as an intermediary, and (ii) delivery commitments for MPF Loans.
b    Exposure at Fair Value considers legal right of offset under master netting arrangements but excludes cash collateral held.
c    Includes accrued interest.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Financial Regulatory Reform
Dodd-Frank Act. The most important legislative development during the period covered by this report was the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on July 21, 2010. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council (Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBs were exempted from several notable provisions of the Dodd-Frank Act, the FHLBs' business operations, funding costs, rights, obligations, and/or the environment in which FHLBs carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act since enactment that may have an important impact on us are summarized below, although the full impact of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

Proposed Commodities Futures Trading Commission (CFTC) and SEC Rule on Certain Key Definitions for Derivatives. On August 20, 2010, the U.S. Commodities Futures Trading Commission (CFTC) and the SEC jointly issued a proposed rule with a comment deadline that closed September 20, 2010 requesting comment on certain key terms necessary to regulate the use and clearing of derivatives as required by the Dodd-Frank Act. Depending on the scope of the final regulations, we could be adversely affected by these provisions. For example, if the final regulation defines and regulates a “swap” that includes bona fide loans that include caps or floors or variable rate loans, it may subject certain FHLB advances to exchange or clearinghouse requirements, which would likely increase the costs of such transactions and reduce the attractiveness of such transactions to our members. In addition, if an FHLB is included in the regulation of “major swap participants” the regulation could require us to trade certain of our standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and we could also have to register with the CFTC and could be subject to new standards of conduct and additional reporting and swap-based capital and margin requirements. In either case, our ability to achieve our risk management objectives, act as an intermediary between our members and counterparties and funding costs and the costs of advances may be materially impacted by this regulation or other regulations implemented under the Dodd-Frank Act that regulate derivatives.

Proposed CFTC Rule on Eligible Investments for Derivatives Clearing Organizations. On November 3, 2010, the CFTC issued a proposed rule with a comment deadline of December 3, 2010 which, among other changes, would eliminate the ability of futures commissions merchants and derivatives clearing organizations to invest customer funds in GSE securities that are not explicitly guaranteed by the U.S. federal government. Currently, GSE securities are eligible investments under CFTC regulations. If this change is adopted as proposed, demand for FHLB debt may be adversely impacted.

Oversight Council Proposed Rule on Authority to Supervise and Regulate Certain Nonbank Financial Companies. On October 6, 2010, the Oversight Council issued a proposed rule with a comment deadline of November 5, 2010 that would give the Oversight Council the authority to require a nonbank financial company (a term to be defined by the Oversight Council) to be supervised by the Board of Governors of the Federal Reserve System and subject to certain prudential standards. The Oversight Council shall make this determination based on whether material financial distress at a given firm, or the nature, scope, size, scale, concentration, interconnectedness, or mix of the activities of the firm, could pose a threat to the financial stability of the United States. If the FHLBs are determined to be nonbank financial companies subject to the Oversight Council's regulatory requirements, the FHLBs operations and business are likely to be impacted.

Oversight Council Request for Information on Implementing the Volcker Rule. On October 6, 2010, the Oversight Council issued a public request for information in connection with the Oversight Council's study on implementing certain prohibitions on proprietary trading, which prohibitions are commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to higher capital requirements and quantitative limits with regard to their proprietary trading. If the Volcker Rule is implemented in a way that subjects FHLBs to it, we may be subject to additional limitations on the composition of our investment portfolio beyond those to which we are already subject under existing FHFA regulations in turn potentially resulting in less profitable investment alternatives.

FDIC Proposed Rule on Unlimited Deposit Insurance for Non-interest Bearing Transaction Accounts. The Dodd-Frank Act requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for non-interest bearing transaction accounts. This requirement is in effect for FDIC-insured institutions from December 31, 2010 until January 1, 2013 and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. On September 27, 2010, the FDIC issued a proposed rule to implement this provision in the Dodd-Frank Act. Deposits are a source of liquidity for our members, and a rise in deposits, which may occur due to the FDIC's unlimited support of non-interest bearing transaction accounts if adopted as a final rule, tends to weaken member demand for our advances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

FDIC Proposed Rule on Dodd-Frank Resolution Authority. On October 12, 2010, the FDIC issued a proposed rule with a comment deadline of November 18, 2010 on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The proposed rule provides, among other things, that:

•	all creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	to the extent that any portion of a secured creditor's claim is unsecured, it will absorb losses along with other unsecured creditors; and

•	secured obligations collateralized with US government obligations will be valued at par.
Valuing most collateral at fair value, rather than par, could adversely impact on the value of our investments in the event of the issuer's insolvency.

Proposed FHFA Rule on Conservatorship and Receivership
On July 9, 2010, the FHFA published a proposed rule implementing the conservatorship and receivership provisions of the Housing and

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Economic Recovery Act of 2008 (Housing Act), which apply to Fannie Mae, Freddie Mac, and the FHLBs. The proposed rule addresses the status and priority of claims, the relationships among various classes of creditors and equity-holders, and the priorities for contract parties and other claimants with regard to the resolution of an FHLB that is put into conservatorship or receivership by the FHFA. The comment period on the proposed rule ended September 7, 2010.

Tax-Exempt Bonds Supported by FHLB Letters of Credit
Legislation has been introduced in Congress that would allow an FHLB on behalf of one or more members to issue letters of credit to support non-housing related tax-exempt state and local bond issuances issued after December 31, 2010. If enacted, this would be an extension of our authority to issue such letters of credit that was first granted to the FHLBs by the Housing Act, which authority is otherwise set to expire on December 31, 2010.

Basel Committee on Banking Supervision Capital Framework
The Basel Committee on Banking Supervision (Basel Committee) has developed a new capital regime for internationally-active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements may also adversely impact member demand for our advances and/or investor demand for FHLB debt.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The FHFA’s regulations, its Financial Management Policy, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations and policies prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed.
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
Cash Flow Hedges
Anticipated Discount Notes – Our hedge objective is to mitigate the variability of cash flows associated with the benchmark interest rate, London Interbank Offer Rate (LIBOR), of variable interest streams associated with the recurring maturity and re-issuance of short-term fixed rate discount notes. The variability in cash flows associated with each new issuance of discount notes results from changes in LIBOR over a specified hedge period caused by the recurring maturity and re-issuance of short-term fixed-rate discount notes over that hedge period. Our hedge strategy may involve the use of forward starting swaps to hedge this variability in cash flows due to changes in LIBOR so that a fixed-rate is secured over the life of the hedge relationship. In effect, we are changing what would otherwise be deemed a variable-rate liability into a fixed-rate liability. The total principal amount at issuance of the discount notes (i.e. net proceeds) and the total principal amount of the discount notes on an ongoing basis is equal to or greater than the total notional on the actual swaps used as hedging instruments. We document at hedge origination, and on an ongoing basis, that our forecasted issuances of discount notes are probable. We measure effectiveness each period using the hypothetical derivative method. The purpose of this measurement is to reclassify the amount of hedge ineffectiveness from AOCI to derivatives and hedging activities in the periods where the actual swap has changed in fair value greater than the hypothetical swap's changes in fair value.
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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2010
Advances	$(4)	$3	$—	$(6)	$—
MPF Loans	(2)	(17)	(7)	(6)	5
Mortgage Backed Securities	(11)	(5)	(3)	(13)	2
Other interest earning assets	(1)	—	—	(6)	—
Interest-bearing liabilities	14	8	—	13	—
Derivatives	4	—	—	—	—
Total	$—	$(11)	$(10)	n/m	$7

As of December 31, 2009
Advances	$(4)	$6	$—	$(6)	$—
MPF Loans	(7)	(38)	(2)	(9)	3
Mortgage Backed Securities	(8)	(13)	(1)	(10)	1
Other interest earning assets	(1)	—	—	(6)	—
Interest-bearing liabilities	16	11	—	16	—
Derivatives	3	(1)	—	—	—
Total	$(1)	$(35)	$(3)	n/m	$4

n/m    Spread movements to the swap curve within each category are independent of the other categories and therefore are not additive and a total is not meaningful.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As of September 30, 2010, our sensitivity to changes in implied volatility was an expected $11 million loss. At December 31, 2009, our sensitivity to changes in implied volatility was an expected $35 million loss. These sensitivities are limited in that they do not incorporate other risks, including—but not limited to—non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.
Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of September 30, 2010, our duration gap was 0.3 months, compared to 1.0 month as of December 31, 2009.
As of September 30, 2010, our fair value deficit (relative to book value) was $644 million, and our market-to-book value ratio was 81%. At December 31, 2009 our fair value deficit was $817 million, and our market-to-book value ratio was 71%. These improvements were primarily due to favorable spread movements.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Interest Rate Risk Policy, which defines our interest rate risk limits. On February 20, 2009, we received a non-objection letter from the FHFA related to our proposal to apply temporarily direct dollar limits on fair value changes under parallel interest rate shocks instead of the duration and convexity limits that were applied in the past. The Interest Rate Risk Policy in effect reflects this proposal and places direct dollar limits on fair value changes for select, parallel interest rate scenarios between -200 and +200 basis points. Some scenarios will not be measured when swap rates are less than 2%. We continue to work with the FHFA to develop appropriate interest rate risk policies, and we submitted revised policies to the Deputy Director on September 23, 2010.The following table summarizes our fair value changes with respect to our policy limits.

	Change in Fair Value as of		Change in Fair Value Must be Greater Than
Scenario	September 30, 2010	December 31, 2009
-200 bp	$ *	$ *	$(185.0)
-100 bp	*	*	(77.5)
-50 bp	*	*	(30.0)
-25 bp	10.1	*	(12.5)
+25 bp	(0.4)	(9.8)	(25.0)
+50 bp	(14.1)	(23.6)	(60.0)
+100 bp	(48.8)	(85.7)	(155.0)
+200 bp	(48.0)	(280.8)	(370.0)
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
Changes in Internal Control Over Financial Reporting
For the third quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART II

Item 1. Legal Proceedings
On October 15, 2010, the Bank instituted litigation relating to sixty-four private label MBS bonds purchased by the Bank in an aggregate original principal amount of approximately $4.29 billion. The Bank's complaints assert claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, negligent misrepresentation, market manipulation, untrue or misleading statements in registration statements, controlling person liability, and rescission of contract. In these actions, the Bank seeks the remedies of rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date) and recovery of reasonable attorneys' fees and costs of suit. The litigation was brought in state court in the states of Washington, California and Illinois.

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, , N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A.. Bank of America, N.A., which is affiliated with Bank of America Corporation but is not a defendant in these actions, held approximately 8 % of the Bank's capital stock as of September 30, 2010 and December 31, 2009 as a result of its prior merger with LaSalle Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held approximately 6% of the Bank's capital stock as of September 30, 2010 and December 31, 2009. PNC Bank, National Association, which is affiliated with PNC Investments LLC but is not a defendant in these actions, held approximately 5% of the Bank's capital stock as of September 30, 2010 and December 31, 2009 as a result of prior mergers involving our former member, MidAmerica Bank, FSB.

Defendants in these actions have not yet filed any answer or otherwise responded to the complaints.

The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

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

Item 3. Defaults upon Senior Securities
None.

Item 4. (Removed and Reserved)

Item 5. Other Information
As we previously reported, Arthur E. Greenbank was appointed to fill a vacant member director seat on the Bank's Board of Directors (Board), effective October 7, 2010. The Board has appointed Mr. Greenbank to serve on the Board's Audit and Operations and Technology Committees during the remainder of 2010.

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
FFCB: Federal Farm Credit Banks
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
SBA: Small Business Administration
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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 10, 2010	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date:	November 10, 2010	(Principal Financial Officer and Principal Accounting Officer)

S 1