Form 10-K
period 2010-12-31
Federal Home Loan Bank of Chicago
filed 2011-03-17
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐         Accelerated Filer ☐         Non-accelerated Filer ☒     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The aggregate par value of capital stock held by non-affiliates of the registrant was approximately $2,330,661,752 as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2010. The registrant's capital stock is not publicly traded, so there is no market value.

There were 28,631,347 shares of registrant's capital stock outstanding as of February 28, 2011.

FEDERAL HOME LOAN BANK OF CHICAGO

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART I
Item 1.    Business.

Where to Find More Information

The Federal Home Loan Bank of Chicago a maintains a website located at www.fhlbc.com where we make available our financial statements and other information regarding us free of charge. We are required to file with the Securities and Exchange Commission (SEC) an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website that contains these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. Information on these websites, or that can be accessed through these websites, does not constitute a part of this annual report.

A Glossary of Terms can be found on page 112.

Introduction

We are a federally chartered corporation and one of 12 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System). The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership.

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

As a cooperative, we do business with our members and, under limited circumstances, our former members. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions, and community development financial institutions located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership; our capital stock is not publicly traded.

We entered into a Consent Cease and Desist Order with the Federal Housing Finance Board (Finance Board) on October 10, 2007 and an amendment thereto as of July 24, 2008 (collectively, the C&D Order). For information regarding our C&D Order, see Regulatory Oversight on page 13.

As of December 31, 2010, we had 294 full time and 6 part time employees.

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

a     Unless otherwise specified, references to we, us, our and the Bank are to the Federal Home Loan Bank of Chicago.
b    “Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “Downpayment Plus” are registered trademarks of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table shows the geographic locations of our members by type of institution:

	December 31, 2010				December 31, 2009
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent of Total	Illinois	Wisconsin	Total	Percent of Total
Commercial banks	399	213	612	79%	412	213	625	79%
Thrifts	79	33	112	14%	84	34	118	15%
Credit unions	17	20	37	5%	15	20	35	4%
Insurance companies	11	3	14	2%	10	4	14	2%
Total	506	269	775	100%	521	271	792	100%

The following table shows the concentration of our members by asset size:

December 31,	2010	2009
Member Asset Size:
Less than $100 million	33%	33%
$100 million to $1 billion	59%	59%
Excess of $1 billion	8%	8%
Total	100%	100%

In 2010, our total number of member institutions declined by 17 financial institutions, primarily as a result of 16 members being placed into receivership with the Federal Deposit Insurance Corporation (FDIC) or the National Credit Union Administration (NCUA) by their regulator. We also terminated the membership of 10 members, while we added nine new members during the year.

The following table shows by type of institution the outstanding advances and capital stock holdings of our members and former members. The former members have withdrawn from membership or have merged with out-of-district institutions, but continue to hold capital stock. Capital stock may not be redeemed without the approval of our regulator, as discussed below.

	December 31, 2010				December 31, 2009
	Advances		Capital Stock		Advances		Capital Stock
Members
Commercial banks	$12,073		$1,460		$13,838		$1,480
Thrifts	4,063		543		5,057		550
Credit unions	360		106		552		120
Insurance companies	808		224		634		178
Members total	17,304		2,333		20,081		2,328
Former members	1,367		530		3,796		466
Total at par	18,671		2,863		23,877		2,794
Adjustments	230	[a]	(530)	[b]	271	[a]	(466)	[b]
Balance on the statements of condition	$18,901		$2,333		$24,148		$2,328
a        Hedging and other adjustments.
b    Mandatorily redeemable capital stock classified as a liability.

During 2010, we redeemed $1 million in excess capital stock from 4 members as permitted under the C&D Order. However, in accordance with their authority under the C&D Order, the FHFA has denied our requests to redeem capital stock in connection with membership withdrawals or other membership terminations in 2010. For details on member withdrawals and other terminations and related amounts classified as mandatorily redeemable capital stock, see Note 19 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements. We cannot predict when we will be permitted to resume capital stock repurchases or redemptions in connection with membership withdrawals or other membership terminations.

For a discussion of how regulatory actions affect redemption of our capital stock and may impact future membership trends, see Consent Cease and Desist Order on page 13 and Risk Factors on page 19.

For 2010 and 2009, 79% and 84% of our total membership used one or more of our credit products such as advances or the MPF Program at any point during the year.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Product Offerings and Business Activities

Advances

We provide credit to members principally in the form of secured loans, called advances. Our advances to members:

•	support residential mortgages held in member portfolios;

•	serve as a source of funding;

•	serve as a source of liquidity;

•	provide interim funding for those members that choose to sell or securitize their mortgages;

•	provide members with asset-liability management capabilities;

•	support important housing markets, including those focused on very low-, low-, and moderate-income households; and

•	provide funds to member community financial institutions (CFI) for secured loans to small businesses, small farms, small agri-businesses, and community development activities.

We are permitted to make advances to non-member eligible housing associates pursuant to the FHLB Act, if they are mortgagees approved under Title II of the National Housing Act who meet certain other requirements. At December 31, 2010 and 2009, we did not have any advances outstanding to non-member housing associates.

We make secured, fixed- or floating-rate advances to our members. Advances are secured by mortgages and other collateral that our members pledge. We determine the maximum amount and term of advances we will lend to a member as follows:

•	we assess the member's creditworthiness and financial condition;

•	we value the collateral pledged to us; and

•	we conduct periodic collateral reviews to establish the amount we will lend against each collateral type.

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Credit Products on page 69.

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

•	Putable Advances: We issue putable, fixed-rate advances in which we have the right to terminate the advance at predetermined exercise dates at par.

•	Callable Advances: We issue callable, fixed-rate advances in which members have the right to prepay the advance on predetermined call dates without incurring prepayment or termination fees.

•
Other Advances: (1) Open-line advances are designed to provide flexible funding to meet our members' daily liquidity needs and may be drawn for one day. These advances are automatically renewed. Rates are set daily at the close of business. (2) Fixed amortizing advances have maturities that range from one year to 30 years, with the principal repaid over the term of the advances monthly, quarterly, or semi-annually.

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

Outlined below is a more detailed description of our mission-related programs that we administer and fund:

Affordable Housing Program (AHP) - We offer AHP subsidies in the form of direct grants to members in partnership with community sponsors to stimulate affordable rental and homeownership opportunities for households with incomes at or below 80% of the area's median income, adjusted for family size. AHP subsidies can be used to fund housing acquisition, rehabilitation, and new construction or to cover down payment and closing costs. See Note 17 - Assessments to the financial statements for details on the accounting for assessments.

We awarded AHP competitive subsidies of $5 million and $8 million for the years ended December 31, 2010 and 2009 for projects designed to provide housing to 1,090 and 2,150 households. Amounts accrued, but not awarded, are recorded as a liability on our statements of condition.

The Downpayment Plus® Program (part of the AHP), in partnership with our members, assists primarily first-time home buyers with down

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

payment and closing cost requirements. During the years ended December 31, 2010 and 2009, $2 million and $4 million were awarded through Downpayment Plus for both years, to assist 613 and 1,105 very low-, low-, and moderate-income homebuyers. These amounts were in addition to the AHP competitive subsidies noted above.

By regulation, we are required to allocate 10% of our income before assessments to fund AHP. For the year ended December 31, 2009, we experienced a net loss and did not set aside any AHP funding to be awarded during 2010.  However, our Board of Directors accelerated $5 million in future AHP contributions for use in 2010. FHFA regulations permitted us to credit the accelerated AHP contribution against future required AHP contributions over a period not to exceed five years. Due to our level of profitability, we credited back the entire amount in 2010. During 2011, we anticipate having $12 million available for Downpayment Plus and approximately $23 million available in grants through AHP.

Community Investment Program (CIP)/Community Economic Development Advance (CEDA) Program - We offer two programs where members may apply for advances to support affordable housing development or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, new roads and bridges, agriculture and farm activities, public facilities and infrastructure, and small businesses. For the years ended December 31, 2010 and 2009, we had $811 million and $1.2 billion respectively, in advances outstanding under the CIP and CEDA programs.

Competition

Demand for our advances is affected by, among other things, the cost of other sources of funding available to our members, including our members' customer deposits. We compete with suppliers of both secured and unsecured wholesale funding. These competitors may include investment banks, commercial banks, and other FHLBs when our members' affiliated institutions are members of other FHLBs. Under the FHLB Act and FHFA regulations, affiliated institutions in different FHLB districts may be members of different FHLBs.

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

The availability of alternative funding sources influences the demand for our advances and can vary as a result of a number of factors, such as market conditions, products, members' creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members (which include the rates we charge as well as any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members' specific requests on a timely basis.

During 2010, members continued to report lower loan demand in their markets and high levels of customer deposits. In addition, our members have had access to an expanded range of temporary liquidity facilities initiated by the U.S. government to support the financial markets as a result of the recent financial crisis, including access to capital through the U.S. Treasury Department's Troubled Asset Relief Program (TARP), lower cost funding through the FDIC's Temporary Liquidity Guarantee Program (TLGP), lower interest rates and favorable collateral requirements on Federal Reserve Bank loans, and other alternative means of raising funds through the Federal Reserve’s term auction facility, and commercial paper facility. Although several of these temporary government programs expired during 2010, our competitive environment continues to be impacted by the Federal Reserve’s low interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their core financing. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 19.

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight and short-term Federal Funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions. Our longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from Moody's Investors Service (Moody's), Standard and Poor's Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the fair value and ratings of these securities, see Note 7 - Investment Securities to the financial statements. Securities issued by GSEs are not guaranteed by the United States government. GSE consists of Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation.

During 2009, we began to actively replace the roll-off of mortgage assets with new investments based on our decision to discontinue acquiring MPF Loans for investment with certain limited exceptions. The FHFA temporarily waived our regulatory investment limitations (discussed below), to permit us to reinvest a portion of the proceeds from prepayments and maturities of our mortgage assets to purchase FFELP student loan ABS that we believe have limited credit and interest rate risk. We completed our asset replacement strategy in early 2010 and this temporary investment authority has expired for new investments, although we are permitted to continue to hold existing investments.

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

The FHFA's Financial Management Policy (FMP) also prohibits us from purchasing:

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

The FMP further limits our investment in MBS and related investments by requiring that their total carrying value may not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. We are permitted to include a Designated Amount of the outstanding principal balance of our subordinated notes in the calculation of the limitation as more fully described in Note 16 - Subordinated Notes to the financial statements. However, we are subject to an overall cap on MBS and related investments purchased pursuant to the 300% of regulatory capital limitation under the FMP (excluding certain Agency MBS discussed below) so that these investments may not exceed $13.563 billion.

The Finance Board adopted a resolution temporarily allowing FHLBs to increase their investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae or Freddie Mac (Agency MBS) by an additional 300% of regulatory capital. Although this expanded authority expired March 31, 2010, we are permitted to hold these investments until they mature or are sold. As of December 31, 2010, we were in full compliance with these investment limits with total MBS and related investments of $26.0 billion.

Derivative Activities

We engage in most of our derivatives transactions with major broker-dealers as part of our interest rate risk management and hedging strategies, as further discussed in Hedge Objectives and Strategies on page 77. During 2010, we also offered our smaller members access to the derivatives market by entering into interest rate derivatives directly with them. As of January 1, 2011, we suspended derivatives offerings to our members as a result of certain legislative developments, as further discussed in Dodd-Frank Act on page 14.

The FHFA's regulations, its FMP, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Quantitative and Qualitative Disclosures about Market Risk on page 77.

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, and other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see Liquidity on page 47.

Standby Letters of Credit

We provide members with standby letters of credit to support certain obligations to third parties. Members may use our standby letters of credit to facilitate residential housing finance and community lending, to achieve liquidity and asset-liability management purposes. Our authority to issue letters of credit to support non-housing related tax-exempt state and local bond issuances expired on December 31, 2010 in accordance with the Housing and Economic Recovery Act of 2008 (Housing Act). Our underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. For details on our standby letters of credit see Note 23 - Commitments and Contingencies to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Mortgage Partnership Finance® Program

Introduction

We developed the MPF® Program to allow us to invest in mortgages to help fulfill our housing mission and provide an additional source of liquidity to our members. The MPF Program is a secondary mortgage market structure under which we acquired and funded eligible mortgage loans from or through PFIs, and in some cases, we purchased participations in pools of eligible mortgage loans from other FHLBs (collectively MPF Loans). MPF Loans are conforming conventional and Government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in such mortgage loans.

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

MPF Program Design

We have entered into agreements with other participating FHLBs under which we and they (MPF Banks) acquire MPF Loans from member PFIs and we provide programmatic and operational support in our role as MPF Provider for which we receive a fee. The MPF Program portfolio products were designed to allocate the risks of MPF Loans among the MPF Banks and PFIs. For MPF Loans held in portfolio, the MPF Banks are responsible for managing the interest rate risk, prepayment risk, and liquidity risk associated with such investment.

In order for conventional MPF Loans to meet the Acquired Member Assets (AMA) regulation requirements, we developed MPF Loan products for sharing the credit risk from MPF Loans with PFIs. MPF Government Loans also qualify as AMA and are insured or guaranteed by one of the following government agencies: the Federal Housing Administration (FHA); the Department of Veterans Affairs (VA); RHS; or HUD.

Prior to August 1, 2008, we acquired MPF Loans under five MPF Loan products. Four of these products (Original MPF, MPF 125, MPF Plus, and MPF Government) are closed loan products involving the purchase of loans that had been acquired or had already been closed by the PFI with its own funds. However, the MPF Loans we previously acquired for our portfolio under the MPF 100 product were table-funded MPF Loans, that is, we provided the funds and are considered the originator of the MPF Loan for accounting purposes since the PFI acted as our agent when originating the MPF Loan.

Under the MPF Xtra product, PFIs sell MPF Loans to us through the MPF Program infrastructure and we concurrently sell them to Fannie Mae as a third party investor.  Because PFIs are not required to provide credit enhancement under the MPF Xtra product, they are not paid credit enhancement fees (CE Fee).  MPF Loans sold under the MPF Xtra product are required to meet the eligibility requirements for the MPF Program.  In addition, PFIs generally retain the right and responsibility for servicing these MPF Loans just as they do for the other MPF products.  See Mortgage Standards on page 9 and MPF Servicing on page 11. Other MPF Banks offer the MPF Xtra product to their PFIs thereby allowing their PFIs to sell us MPF Loans which we concurrently sell to Fannie Mae.

We have entered into a Mortgage Selling and Servicing Contract with Fannie Mae pursuant to which we concurrently sell MPF Loans acquired from PFIs.  In connection with each sale, we make certain customary warranties to Fannie Mae regarding the eligibility of the mortgage loans.  If an eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase the MPF Loan.  Such a breach is normally also a breach of the originating PFI's representations and warranties under the PFI Agreement or the MPF Origination Guide and MPF Servicing Guide (together, the MPF Guides), and we can require the PFI to repurchase that MPF Loan from us.

Under the Mortgage Selling and Servicing Contract with Fannie Mae, we have agreed to be responsible for the servicing of the MPF Loans. The servicing is performed by the PFIs in accordance with their PFI Agreements, which for the MPF Xtra product essentially incorporate Fannie Mae's Servicing Guide. If a PFI were to breach its servicing obligations with respect to MPF Xtra Loans we have the right to terminate its servicing rights and move the servicing to another qualified PFI and require the breaching PFI to indemnify us for any loss arising from such breach.

If the PFI that sells or services MPF Loans under the MPF Xtra product is a member of another MPF Bank, that MPF Bank is obligated to enforce its PFI Agreement for our benefit, which would include enforcing the PFI's obligation to repurchase MPF Loans that we are required to repurchase from Fannie Mae and to indemnify us for any loss we pay to Fannie Mae. Such MPF Bank is obligated to indemnify us for any amount that the PFI is obligated to pay but which the MPF Bank is unable to enforce due to the PFI's insolvency and the insufficiency of collateral pledged by the PFI.

Though we will receive a fee to compensate us for our contractual obligations to Fannie Mae, the primary purpose of the MPF Xtra product is to provide our members with important liquidity for their mortgage loan portfolios and to fulfill our housing finance mission. The MPF Xtra product leverages existing MPF Program systems requiring minimal additional support, and therefore the transaction services fee for these MPF Loans is designed to cover the cost of providing this service to our PFIs.

Participation of other FHLBs

The current MPF Banks are the FHLBs of: Boston, Chicago, Des Moines, New York, Pittsburgh, and Topeka. The FHLB of San Francisco's and FHLB of Atlanta's agreements with us were terminated in 2008, although their existing portfolios of MPF Loans continue to pay down.

MPF Banks generally acquire whole loans from their respective PFIs, but may also acquire whole loans from a PFI of another MPF Bank with that MPF Bank's permission, which is the case for our acquisition of MPF Loans under the MPF Xtra product, or they may acquire participations from another MPF Bank.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PFI Eligibility

Members and eligible housing associates may apply to become PFIs of their respective MPF Bank. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (PFI Agreement) that provides the terms and conditions for the sale or funding of MPF Loans, including required credit enhancement, and it establishes the terms and conditions for servicing MPF Loans. All of the PFI's obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the PFI Agreement to request additional collateral to secure the PFI's obligations.

PFI Responsibilities

For conventional MPF Loan products excluding the MPF Xtra product, PFIs assume or retain a portion of the credit risk on the MPF Loans acquired by an MPF Bank by providing credit enhancement (CE Amount) which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). Each MPF Loan delivered by a PFI is linked to a master commitment so that the cumulative CE Amount, if applicable, can be determined for each master commitment. The PFI's CE Amount covers losses for conventional MPF Loans under a master commitment in excess of the MPF Bank's first loss account (FLA). The FLA is a memo account used to track the MPF Bank's exposure to losses until the CE Amount is available to cover losses. PFIs are paid a CE Fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance-based. See Conventional MPF Loans Credit Enhancement Structure on page 71 for a detailed discussion of the credit enhancement and risk sharing arrangements for the portfolio conventional MPF products.

When an MPF Loan is funded or purchased, the PFI must deliver a qualifying promissory note and certain other required documents to the designated custodian. The designated custodian reports to the MPF Provider whether the documentation package matches the funding information transmitted to the MPF Provider and otherwise meets MPF Program requirements.

PFIs are required to comply with the MPF Program policies contained in the MPF Guides which include: eligibility requirements for PFIs, anti-predatory lending policies, loan eligibility, underwriting requirements, loan documentation, and custodian requirements. The MPF Guides also detail the PFI's servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

In addition, the MPF Guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF Program requirements.

Mortgage Standards

PFIs are required to deliver mortgage loans that meet the underwriting and eligibility requirements in the MPF Guides, which previously had been amended for certain PFIs by waivers that exempt a PFI from complying with specified provisions of the MPF Guides. The underwriting and eligibility guidelines in the MPF Guides applicable to the conventional MPF Loans in our portfolio are broadly summarized as follows:

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

Quality Assurance Process

In our role as MPF Provider, we conduct an initial quality assurance review of a selected sample of conventional MPF Loans from each PFI's initial MPF Loan delivery. We do not currently conduct quality assurance reviews of MPF Government Loans. Subsequently, we perform periodic reviews of a sample of conventional MPF Loans to determine whether the reviewed MPF Loans complied with the MPF Program requirements at the time of acquisition.

•
Any exception that indicates a negative trend in compliance is discussed with the PFI and can result in the suspension or termination of a PFI's ability to deliver new MPF Loans if the concern is not adequately addressed.

•
When a PFI fails to comply with the requirements of the PFI Agreement, MPF Guides, including servicing breaches, applicable law, or terms of mortgage documents, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans which are impacted by such failure if it cannot be cured. When PFIs have been placed into receivership by their

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

regulator, all MPF related obligations have either been settled or assumed by the receiver or assumed by another institution. We incurred no credit losses.

MPF Products

Six MPF Loan products have been developed to meet the differing needs of PFIs. In 2008, we stopped acquiring MPF Loans for investment under the Original MPF, MPF 100, MPF 125, and MPF Plus products, and currently only acquire an immaterial amount of MPF Loans under the MPF Government product. We also acquire MPF Loans for concurrent sale to Fannie Mae under the MPF Xtra product and in 2010 we acquired MPF Loans under the Original MPF and MPF 125 products which were 100% participated to the FHLB of Boston. The products have different risk-sharing characteristics depending upon the amount of the FLA, the CE Amount, and whether the CE Fees are fixed, performance-based, or both.

The following table provides a comparison of the MPF products.

MPF Product Comparison Table

Product Name	First Loss Account Size	PFI Credit Enhancement Description	Bank's Average CE Amount	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [a]	Servicing Fee Retained by PFI
Original MPF	3 to 6 basis points/added each year based on the unpaid balance	Equivalent to AA	1.35%	7 to 11 basis points/year - paid monthly	No	25 basis points/year
MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	0.43%	7 to 10 basis points/year - paid monthly; performance-based after 2 or 3 years	Yes - After first 2 to 3 years	25 basis points/year
MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	0.81%	7 to 10 basis points/year - paid monthly; performance-based	Yes	25 basis points/year
MPF Plus	An agreed upon amount not less than expected losses	0-20 bps after FLA and SMI to AA	1.33%	13-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year
MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	N/A	44 basis points/year plus 2 basis points/year [b]
MPF Xtra [c]	N/A	N/A	N/A	N/A	N/A	25 basis points/year
a    Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.
b    For master commitments issued prior to February 2, 2007, the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate principal balance of the master commitment which is in addition to the customary 0.44% (44 basis points) per annum servicing fee that continues to apply for master commitments issued after February 1, 2007, and that is retained by the PFI on a monthly basis, based on the outstanding aggregate principal balance of the MPF Government Loans.
c    MPF Loans acquired under the MPF Xtra product are concurrently sold to Fannie Mae and are not retained in our portfolio.

See Conventional MPF Loans Credit Enhancement Structure on page 71 for a detailed discussion of the credit enhancement and risk sharing arrangements of the various MPF products.

MPF Loan Participations

In 2007, we ceased purchasing participation interests in MPF Loans from other FHLBs. In 2010, we sold $73 million in 100% participations in MPF Loans to the FHLB Boston. We had no sales of participations in 2009. In 2008 we sold $565 million in 100% participations in MPF Loans to the FHLBs of Des Moines, Pittsburgh, and Topeka. These loans do not appear in our financial statements because they are beneficially owned by other FHLBs. At December 31, 2010 and 2009, 59% and 57% of the total par value of MPF Loans we own represents participations acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the participation percentages in MPF Loans may vary by each master commitment, by agreement of the MPF Bank selling the participation interests (the Owner Bank), us in our

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

role as MPF Provider, and other MPF Banks purchasing a participation interest.

The Owner Bank is responsible for the following:

•	evaluating and monitoring the creditworthiness of each PFI;

•	ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI's CE Amount; and

•	enforcing the PFI's obligations under its PFI Agreement.

The risk sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

•	each pays its respective pro rata share of each MPF Loan acquired;

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

The FLA and CE Amount apply to all the MPF Loans in a master commitment regardless of participation arrangements, so an MPF Bank's share of credit losses is based on its respective participation interest in the entire master commitment. For example, assume an MPF Bank's specified participation percentage was 25% under a $100 million master commitment and that no changes were made to the master commitment. The MPF Bank's risk sharing percentage of credit losses would be 25%.

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

The arrangement is slightly different for the Original MPF product because each MPF Bank's participation percentage in the FLA is based upon its share of each MPF Loan as the FLA increases over time. If the percentage participations differ for various MPF Loans in a master commitment, each MPF Bank's percentage of the FLA will be impacted by those differences because MPF Loans are acquired and repaid at different times. For example, if a master commitment had a total FLA of $100,000 (as of the date of the loss), and one participant MPF Bank's FLA is $25,000 and the other MPF Bank's FLA is $75,000, then the first MPF Bank would incur 25% of the loss incurred at such time and the other MPF Bank would incur 75%.

MPF Servicing

The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF Loans it delivers. Notwithstanding that the PFI remains the servicer of MPF Loans sold under the MPF Xtra product, we are considered the servicer under our contract with Fannie Mae. However, under that contract, Fannie Mae has agreed that the PFIs may continue to service the MPF Loans while we act as master servicer.

As the servicer of MPF Loans, the PFI is responsible for collecting the borrower's monthly payments and otherwise dealing with the borrower with respect to the MPF Loan and the mortgaged property. In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay provided the collateral securing the MPF Loan is sufficient to reimburse the PFI for advanced amounts. Appropriate amounts are withdrawn from the PFI's deposit account with the applicable MPF Bank on a monthly basis.

If an MPF Loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF Guides permit certain types of forbearance plans. Upon any MPF Loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI's default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides, though for the MPF Xtra product, the PFI must also comply with Fannie Mae's delinquency servicing requirements.

Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary MI requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI's failure to perform in accordance with the MPF Guides, and in the case of the MPF Xtra product, in accordance with Fannie Mae's servicing requirements.

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

The MPF Provider monitors the PFI's compliance with MPF Program requirements throughout the servicing process, and brings any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI's

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI. In addition, PFIs are obligated to continue to service MPF Xtra loans for Fannie Mae in the event our agreement with Fannie Mae is terminated unless Fannie Mae decides to terminate such servicing. If Fannie Mae elects to terminate a PFI's servicing rights without cause, Fannie Mae is obligated under its agreement with us to pay the PFI the same termination fee that we would be obligated to pay under the PFI Agreement.

Although PFIs or their servicing affiliates generally service the MPF Loans delivered by the PFI, certain PFIs choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another PFI, which is permitted with the consent of the MPF Bank(s) involved. One PFI has been designated to acquire servicing under the MPF Program's concurrent sale of servicing option. In addition, several PFIs have acquired servicing rights on a concurrent servicing released basis or bulk transfer basis without the direct support from the MPF Program.

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

Funding

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additional funds are provided by deposits, other borrowings, subordinated debt, and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from sale. Consolidated obligations are sold to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the United States government. See Funding on page 48 for further discussion.

Subordinated Debt

No FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of 10-year subordinated notes in 2006. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than us. For further discussion of our subordinated notes, see Note 16 - Subordinated Notes to the financial statements.

Competition

We compete with the United States government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the national and global debt markets.

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. As financial markets continued to recover from the recent financial crisis, investor demand during 2010 continued to be impacted by persistent weakness in the U.S. economy and financial conditions overseas.

U.S. government responses to the recent financial crisis and economic recession have recently increased our competition for funding, although many government programs expired during 2010. To the extent that investors perceive Fannie Mae and Freddie Mac debt as having a special status subsequent to these entities being placed in conservatorship in September 2008, their debt securities may be more attractive to investors than FHLB System debt. For further discussion of market conditions and recent actions by the U.S. government and their potential impact on us, see Risk Factors on page 19 and Funding on page 48.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

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

The FHFA's operating and capital expenditures are funded by assessments on the FHLBs; no tax dollars or other appropriations support the operations of our regulator. To assess our safety and soundness, the FHFA conducts annual, on-site examinations as well as periodic on-site reviews. Additionally, we are required to submit monthly financial information on our condition and results of operations to the FHFA.

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

Consent Cease and Desist Order

At the request of the Finance Board, on October 10, 2007, we entered into a Consent Cease and Desist Order with the Finance Board. On July 24, 2008, the Finance Board amended the Consent Cease and Desist Order (the Consent Cease and Desist Order, as amended, is hereinafter referred to as the C&D Order) to allow us to redeem a member's capital stock which becomes excess capital stock above a member's capital stock floor (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to certain conditions.

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

•
Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, except for certain redemptions of excess capital stock above a member's capital stock floor, require prior approval of the Deputy Director, Division of Regulation of the FHFA (Deputy Director). The C&D Order provides that the Deputy Director may approve a written request by us for proposed redemptions or repurchases if the Deputy Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations.

•	Dividend declarations are subject to the prior written approval of the Deputy Director.

•
Effective with the July 24, 2008 amendment to the C&D Order, we are permitted to repurchase or redeem excess capital stock above a member's capital stock floor under the following conditions: (1) subsequent to the redemption or repurchase of stock, we remain in compliance with any applicable minimum capital requirements and (2) the redemption or repurchase does not otherwise cause the Bank to violate a provision of the FHLB Act. The Deputy Director may, however, direct us not to redeem or repurchase stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the Bank and its continued safe and sound operation.

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

•
We were also required to review and revise our market risk management and hedging policies, procedures and practices to address issues identified in the Finance Board's 2007 examination of the Bank, and submit revised policies and procedures to the Deputy Director for non-objection prior to implementation. We submitted revised policies and procedures to the Deputy Director and worked with the FHFA staff to incorporate their feedback on our submissions. After receiving a notice of non-objection in December 2010, we implemented revised risk management and hedging policies, procedures and practices as further described in Measurement of Market Risk Exposure on page 79.

We remain in compliance with the terms of the C&D Order, including the minimum capital and leverage requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank has been one of profound change during the period covered by this report, the most notable of which was the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on July 21, 2010. Further, the issuance of several proposed and final regulations from the FHFA as well as from other financial regulators, such as the FDIC, added to the climate of rapid regulatory change. We expect 2011 to involve additional, significant legislative and regulatory changes as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act and proposals for GSE housing reform are debated.

Dodd-Frank Act

The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBs were exempted from several provisions of the Dodd-Frank Act, the FHLBs' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBs carry out their housing finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

New Requirements for the Bank's Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and, potentially, new minimum margin and capital requirements imposed by bank and other federal regulators. Any such margin and capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly. See page 23 in the Risk Factors section for further discussion of the risks related to our use of derivatives as risk management tools.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the Commodity Futures Trading Commission (CFTC) and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, we may not be required to register as a “major swap participant,” although this remains a possibility. Also, we may not be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk, which constitute the great majority of our derivative transactions. However, based on the proposed rules, it is possible that we could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that we have historically entered into with our members.
It is also unclear how the final rule will treat caps, floors and other derivatives embedded in advances to our members. The scope of the term “swap” in the Dodd-Frank Act has not yet been addressed in proposed regulations. Accordingly, it is not known at this time whether certain transactions between the Bank and our member customers will be treated as “swaps.” Depending on how the terms “swap” and “swap dealer” are finally defined in the regulations, we may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer, the proposed regulation would permit us to apply to the CFTC to limit such designation to those specified activities as to which we are acting as a swap dealer. Thus, the hedging activities of the Bank may not be subject to the full requirements that are generally imposed on traditional swap dealers.
The CFTC has issued an advance notice of proposed rule making which includes four possible models for collateral to be posted by swaps customers to a clearinghouse in connection with cleared swaps, although a proposed rule has not yet been published.  To the extent that such a rule places our required posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

We, together with the other FHLBs, are actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBs. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011 and delays beyond that time are possible.
Regulation of Certain Nonbank Financial Companies

Federal Reserve Board Proposed Rule on Regulatory Oversight of Nonbank Financial Companies. On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve's regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.
Comments on this proposed rule are due by March 30, 2011.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We would be predominantly engaged in financial activities under either prong of the proposed test. In pertinent part to us, the proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If we are determined to be a nonbank financial company subject to the Federal Reserve's regulatory oversight, then our operations and business may be adversely affected by such oversight.

Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule that would implement the Oversight Council's authority to subject nonbank financial companies to the supervision of the Federal Reserve Board and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the Bank. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a nonbank financial company to supervision and prudential standards. Some factors identified include: the availability of substitutes for the financial services and products the entity provides as well as the entity's size; interconnectedness with other financial firms; leverage, liquidity risk; and maturity mismatch and existing regulatory scrutiny. If we are determined to be a nonbank financial company subject to the Oversight Council's regulatory requirements, then our operations and business are likely to be affected. Comments on this proposed rule were due by February 25, 2011.

Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If we are subject to the Volcker Rule, then we may be subject to additional limitations on the composition of our investment portfolio beyond FHFA regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would be likely to increase our regulatory requirements and incremental costs. The FHLB System's consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC Regulatory Actions

FDIC Final Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts. On November 15, 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 until January 1, 2013. Deposits are a source of liquidity for our members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, tends to reduce member demand for our advances.

FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States.  The interim final rule provides, among other things:

•	a valuation standard for collateral on secured claims;

•	that all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	a clarification of the treatment for contingent claims; and

•	that secured obligations collateralized with U.S. government obligations will be valued at fair market value.

Comments on this interim final rule are due by March 28, 2011. Valuing most collateral at fair value, rather than par, could adversely impact the value of our investments in the event of the issuer's insolvency.

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Once this rule takes effect on April 1, 2011, FHLB advances will be included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLB advances, in excess of 25% of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it may negatively impact their demand for our advances.

Housing GSE Reform

On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress on Reforming America's Housing Finance Market. The report's primary focus is on providing options for the long-term structure of housing finance involving Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the FHFA and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBs operate so that overall government support of the mortgage market will be substantially reduced over time.

Although the FHLBs are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report sets forth the following possible reforms for the FHLB System, which would:

•	focus the FHLBs on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLB;

•	limit the level of outstanding advances to larger members; and

•	reduce FHLB investment portfolios and their composition, focusing FHLBs on providing liquidity for insured depository institutions.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

If housing GSE reform legislation is enacted incorporating these requirements, the FHLBs could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market. A developed covered bond market could compete with FHLB advances.

Additionally, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately wind down those entities. The FHLBs have traditionally allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities.  Accordingly, the FHLBs' investment strategies would likely be affected by winding down those entities.  To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLB members may determine to increase their mortgage loans held in portfolio which could potentially increase demand for FHLB advances. The potential effect of GSE reform on the government agency debt market is unknown at this time. In any case, the effect of housing GSE reform on us will depend on the content of legislation that is enacted to implement housing GSE reform.

FHFA Regulatory Actions

Final Rules

Temporary Increases in Minimum Capital Levels.  On March 3, 2011, the FHFA issued a final rule effective April 4, 2011 authorizing the Director of the FHFA to increase the minimum capital level for an FHLB if the Director determines that the current level is insufficient to address such FHLB's risks.  The rule provides the factors that the Director may consider in making this determination including the FHLB's:

•	current or anticipated declines in the value of assets held by it;

•	ability to access liquidity and funding;

•	credit, market, operational and other risks;

•	current or projected declines in its capital;

•	material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	level of retained earnings;

•	initiatives, operations, products or practices that entail heightened risk;

•	ratio of market value of equity to the par value of capital stock; and/or

•	other conditions as notified by the Director.

The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months.  If we are required to increase our minimum capital level, we may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase.  Alternatively, we could satisfy an increased capital requirement by disposing of assets to decrease the size of our balance sheet relative to total outstanding stock, which may adversely impact our results of operations and financial condition and ability to satisfy our mission.

Office of Minority and Women Inclusion. On December 28, 2010, the FHFA issued a final rule requiring each of the FHLBs to promote diversity and the inclusion of women, minorities and individuals with disabilities in all activities. The rule requires each FHLB to either establish an Office of Minority and Women Inclusion or designate an office to be responsible for carrying out this rule's requirements at every level of the organization including management, employment and contracting. Additionally, the rule requires us to make certain periodic reports on our compliance with the rule to the Director of the FHFA (the Director). We expect that complying with the rule will increase regulatory requirements and incremental costs but cannot establish any meaningful projections yet regarding such costs as we continue to develop strategies to comply with the rule. This rule became effective on January 27, 2011.

Use of Community Development Loans by CFIs to Secure Advances and Secured Lending to FHLB Members and Their Affiliates. On December 9, 2010, the FHFA issued a final rule that, among other things:

•	provided us with regulatory authority to receive community development loans as collateral for advances from CFIs that are members, subject to other regulatory requirements; and

•
codified the FHFA's position that secured lending to a member by an FHLB in any form is an “advance” and is therefore subject to all requirements applicable to an advance, including stock investment requirements.

However, the final rule (1) clarified that it was not intended to prohibit our derivatives activities with members or other obligations that may create a credit exposure for us but that do not arise from our lending of cash funds, and (2) does not include a prohibition on secured transactions with members' affiliates, as was initially proposed. This latter prohibition would have prohibited us from entering into many of the repurchase transactions that we currently enter for liquidity and investment purposes. This rule became effective on January 10, 2011.

Restructuring the Office of Finance. On May 3, 2010, the FHFA issued a final regulation restructuring the Office of Finance's board of directors. Among other things, the regulation: (1) increased the size of the board such that it is now comprised of the twelve FHLB presidents and five independent directors; (2) created an audit committee; (3) provided for the creation of other committees; (4) set a method for electing independent directors along with setting qualifications for these directors; and (5) provided that the method of funding the Office of Finance and allocating its expenses among the FHLBs shall be as determined by policies adopted by the board of directors. The audit committee may only be comprised of the five independent directors and has been charged with oversight of greater consistency in accounting policies and procedures among the FHLBs. This rule generally became effective on June 2, 2010.

FHLB Directors' Eligibility, Elections, Compensation and Expenses. On April 5, 2010, the FHFA issued a final rule on FHLB director elections, compensation, and expenses.  Regarding elections, the final regulation changes the process by which FHLB directors are chosen after a directorship is re-designated to a new state prior to the end of the term as a result of the annual designation of FHLB directorships. Specifically, the re-designation causes the original directorship to terminate at the end of the calendar year and creates a new directorship that will be filled by an election of the members. Regarding compensation, the final rule, among other things: allows FHLBs to pay directors reasonable

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

compensation and reimburse necessary expenses; require each FHLB to adopt a written compensation policy relating to such compensation and reimbursement of expenses; prescribes certain related reporting requirements; and prohibits payments to FHLB directors who regularly fail to attend board or committee meetings. This rule became effective on May 5, 2010.

Reporting Fraudulent Financial Instruments and Loans. On January 27, 2010, the FHFA issued a final regulation, requiring the FHLBs to report to the FHFA any purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans an FHLB suspects are possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the FHFA. We are also required to establish and maintain adequate internal controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of our programs and products. Given such a scope, it potentially creates significant investigatory and reporting obligations for us. The adopting release for the regulation provides that the FHFA will issue certain guidance specifying the investigatory and reporting obligations under the regulation. However, such guidance has not yet been issued. We will be in a position to assess the significance of the reporting obligations once the FHFA has issued the guidance. This rule became effective on February 26, 2010.

Proposed Rules

Private Transfer Fee Covenants. On February 8, 2011, the FHFA issued a proposed rule that would restrict the Bank from acquiring, or taking security interests in, mortgage loans and securities with underlying mortgage loans encumbered by private transfer fee covenants, except for certain excepted transfer covenants. Excepted transfer fee covenants would be covenants that pay a private transfer fee to a homeowner association, condominium, cooperative or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. We would be required to comply with the regulation within 120 days of the publication of the final rule. To the extent that a final rule limits the type of collateral we accept for advances and the type of loans eligible for purchase under the MPF Xtra product, our business may be adversely impacted. Comments on the proposed rule are due by April 11, 2011.

Voluntary FHLB Mergers. On November 26, 2010, the FHFA issued a proposed rule that would establish the conditions and procedures for the consideration and approval of voluntary mergers between FHLBs. Based on the proposed rule, two or more FHLBs may merge provided:

•	the FHLBs have agreed upon the terms of the proposed merger and the board of directors of each such FHLB has authorized the execution of the merger agreement;

•	the FHLBs have jointly filed a merger application with the FHFA to obtain the approval of the Director;

•	the Director has granted preliminary approval of the merger;

•	the members of each FHLB ratify the merger agreement; and

•	the Director has granted final approval of the merger agreement.

Comments on this proposed rule were due by January 25, 2011.

FHLB Liabilities. On November 8, 2010, the FHFA issued a proposed rule that would, among other things:

•
reorganize and re-adopt Finance Board regulations dealing with consolidated obligations, as well as related regulations addressing other authorized FHLB liabilities and book entry procedures for consolidated obligations;

•	implement recent statutory amendments that removed authority from the FHFA to issue consolidated obligations;

•
specify that the FHLBs issue consolidated obligations that are the joint and several obligations of the FHLBs as provided for in the statute rather than as joint and several obligations of the FHLBs as provided for in the current regulation; and

•	provide that consolidated obligations are issued under Section 11(c) of the FHLB Act rather than under Section 11(a) of the FHLB Act.

The adoption of the proposed rule would not have any adverse impact on the FHLBs' joint and several liability for the principal and interest payments on consolidated obligations. Comments on this proposed rule were due by January 7, 2011.

Rules of Practice and Procedure for Enforcement Proceedings. On August 12, 2010, the FHFA issued a proposed rule that would amend existing regulations implementing stronger FHFA enforcement powers and procedures if adopted as proposed. Comments on this proposed rule were due by October 12, 2010.

Conservatorship and Receivership. On July 9, 2010, the FHFA issued a proposed rule that would set forth the basic authorities of the FHFA when acting as conservator or receiver for any of the entities it regulates, including the FHLBs and the Office of Finance. The basic authorities set forth in the proposed rule include the authority to enforce and repudiate contracts, establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants, and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid. Comments on this proposed rule were due by September 7, 2010.

FHLB Investments. On May 4, 2010, the FHFA issued a proposed regulation with a comment deadline of July 6, 2010 that, among other things, requested comment on whether additional limitations on an FHLB's MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether, for private-label MBS investments, such limitations should be based on an FHLB's level of retained earnings. To the extent that a final rule restricts our ability to purchase additional investments, our net income may be negatively impacted.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advance Notices of Proposed Rulemaking

Use of NRSRO Credit Ratings. On January 31, 2011, the FHFA issued an advanced notice of proposed rule that would implement a provision in Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific FHFA regulations applicable to FHLBs including risk-based capital requirements, prudential requirements, investments, and consolidated obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.

FHLB Members. On December 27, 2010, the FHFA issued an advance notice of proposed rulemaking to address its regulations on FHLB membership to ensure such regulations are consistent with maintaining a nexus between FHLB membership and the housing and community development mission of the FHLBs. The notice provides certain alternatives designed to strengthen that nexus including, among other things:

•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and

•	creating additional quantifiable standards for membership.

Our results of operations may be adversely impacted should the FHFA ultimately issue a regulation that excludes prospective institutions from becoming Bank members or precludes existing members from continuing as Bank members due to the reduced business opportunities that would result. Comments on this advance notice of proposed rulemaking are due on March 28, 2011.

Additional Developments

Expiration of Authority to Issue Tax-Exempt Letters of Credit. Our authority to issue letters of credit to support non-housing-related tax-exempt state and local bond issuances on behalf of members expired on December 31, 2010 in accordance with the Housing and Economic Recovery Act of 2008.

Basel Committee on Banking Supervision Capital Framework. In September, 2010, the Basel Committee on Banking Supervision (the Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements may also adversely impact member demand for advances and/or investor demand for consolidated obligations.
Final SEC Rule on Money Market Reform. On March 4, 2010, the SEC issued a final rule, amending the rules governing money market funds under the Investment Company Act. These amendments have resulted in certain tightened liquidity requirements, such as: maintaining certain financial instruments for short-term liquidity; reducing the maximum weighted-average maturity of portfolio holdings and improving the quality of portfolio holdings. The final rule includes overnight FHLB discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and will encompass FHLB discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets.” The final rule's requirements became effective on May 5, 2010.

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

Taxation and REFCORP & AHP Assessments

We are exempt from all federal, state, and local taxation except for real estate property taxes, which are a component of our lease payments for office space or on real estate we own as a result of foreclosure on MPF Loans.

In lieu of taxes, we set aside funds at a 10% rate on our income for the AHP and pay a 20% assessment for the Resolution Funding Corporation (REFCORP). Since each is net of the other, the overall effective rate is approximately 26.5%. For details on our assessments, including calculations in the event of a loss, see Note 17 - Assessments to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1A.    Risk Factors.

Business Risks

Continued economic weakness, recent disruptions in the financial markets and member failures may have an adverse impact on our business, operations, or financial condition.

Our financial condition and results of operations are sensitive to general market and economic conditions in the U.S. and local economy.
The recent economic recession, declining real estate values, illiquid mortgage markets, and disruptions in the financial markets have significantly impacted the financial services industry, our members, and us. Although the U.S. economy showed signs of modest growth in 2010, economic conditions continue to reflect a weak housing market, high unemployment and concerns about financial conditions overseas.

As a result of the recent financial crisis and economic recession, the financial services industry has seen an increase in the number of failed financial institutions over the last two years. In particular, from January 1, 2009 through February 28, 2011, we terminated the membership of 19 members when those members were placed into receivership by their regulator. We had nearly $ 945 million in advances outstanding to these members at the time of their resolution, although we did not experience any credit losses in connection with the receivership of these members.

The challenging economic conditions may continue to adversely affect the financial condition of a number of our members, particularly those whose businesses are concentrated in the mortgage industry. One or more of our members may default in its obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. If the collateral pledged by the member to secure its obligations was insufficient, we could incur losses. A default by a member with significant obligations to us could result in significant financial losses to us, which would adversely affect our results of operations and financial condition. As of February 28, 2011, we have not experienced any member payment defaults.

In addition, continued economic weakness and member failures may reduce member demand for our advances and other products.
During 2010, we continued our transformation from a business model focused on the acquisition of MPF Loans to one focused on advances. During that same time, we continued to experience a significant decline in member demand for advances resulting in a 22% decline in outstanding advances from $24.1 billion at December 31, 2009 to $18.9 billion at December 31, 2010. Some members have reported lower borrowing demand among their customers and high levels of deposits, while some members have decreased their lending activities in order to improve their capital positions. The decrease in advances also reflects the repayment of $900 million in advances by 16 members who were resolved by their regulators during 2010. In addition, as consolidation within the financial industry continued during 2010, several members have been acquired by out-of-district financial institutions. As a result, their maturing advances will not be renewed. To the extent that these conditions continue, we may experience lower member demand for new advances or rollovers of maturing advances. As our MPF Loans continue to pay down and we seek to operate at the scale dictated by our members' borrowing levels, a prolonged decline in advance levels could adversely affect our business, operations, or financial condition.

In addition, our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board's policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities and the demand for FHLB debt.

We are subject to and affected by a complex body of laws and regulations, which could change in a matter detrimental to our business operations and financial condition.

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

The legislative and regulatory environment for the Bank and its members has undergone rapid and significant change during 2010, most notably with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) in July 2010. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. While full implementation of the Dodd-Frank Act is likely to be complex and protracted, the Dodd-Frank Act is expected to have far-reaching effects on many aspects of the banking industry, including the Bank. Although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized, we expect that the Dodd-Frank Act will increase our regulatory burden with attendant incremental cost to our business operations, and that our funding costs, rights, obligations, and/or the environment in which we carry out our housing-finance mission are likely to be impacted.

In addition, the Department of the Treasury and the U.S. Department of Housing and Urban Development (HUD) issued a report to Congress on Reforming America's Housing Finance Market. The report recognized the vital role the FHLBs play in helping financial institutions access liquidity and capital to compete in an increasingly competitive marketplace and noted that the Obama Administration would work, in consultation with the FHFA and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBs operate so that overall government support of the mortgage market is substantially reduced.  Specifically, with respect to the FHLBs, the report stated the Obama Administration supports limiting the level of advances and reducing portfolio investments, consistent with the FHLBs' mission of providing liquidity and access to capital for insured depository institutions.  If housing GSE reform legislation is enacted incorporating these requirements, the FHLBs could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority. The report also supports consideration of additional means of advance funding to housing lenders, including potentially the development of a covered bond market.  A developed covered bond market could compete with FHLB advances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and regulatory changes could also have an indirect, adverse impact on us. For example, to the extent that changes to the FDIC's assessment base increase the cost of advances for some members, it may negatively impact their demand for our advances. For additional discussion of the Dodd-Frank Act, housing GSE reform, and certain other recent legislation and regulatory developments that could impact us, see Legislative and Regulatory Developments on page 14.

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

As of December 31, 2010, we had total regulatory capital stock of $2.863 billion dollars, of which $1.415 billion, or 49%, is considered voluntary capital stock. We had $530 million of mandatorily redeemable capital stock outstanding as of December 31, 2010 relating to prior membership withdrawals, mergers of members into financial institutions outside of our membership district and FDIC resolutions of members. In total, voluntary capital stock and mandatorily redeemable capital stock represented 52% of the total regulatory capital stock of the Bank as of December 31, 2010.

The Bank is currently unable to redeem or repurchase capital stock (except for certain excess stock in limited cases) because of its current capital position. Further, any repurchases or redemptions of capital stock would be subject to the requirement under the C&D Order that we obtain approval from the FHFA Deputy Director. The FHFA and the Finance Board have denied all requests since April 24, 2008 to redeem capital stock in connection with membership withdrawals and other membership terminations.

During 2010, 16 of our members were placed into receivership with the FDIC or NCUA by their regulator and consolidations within the financial services industry continue. At December 31, 2010, our five largest members held 25% of our capital stock (excluding mandatorily redeemable capital stock from two former members; PNC Financial Services, Inc. and Bank of America, N.A.). To the extent that one or more of our larger members or a significant number of smaller members become subject to an FDIC resolution or merge with another financial institution outside of our membership district, their membership would be terminated and their capital stock would be subject to redemption once all of their outstanding obligations to us were terminated and we were able to obtain the consent of the Deputy Director as required under the C&D Order. The limitations on capital stock redemptions and nominal dividend may increase the number of membership withdrawals and related capital stock redemption requests.

We have submitted a plan to the FHFA to convert our capital stock to a capital plan under the GLB Act. See GLB Act Requirements on page 52. Our capital plan includes a provision for Class B stock which has a five-year redemption waiting period after a member submits a redemption or membership withdrawal request. We cannot predict when we may be permitted to redeem capital stock under the C&D Order or what the final redemption period will be when we convert our capital stock.

Further, in anticipation of conversion of our capital stock, we expect that the size of our current balance sheet will decrease substantially over time as our MPF Loan portfolio continues to pay down, other investments mature and we redeem voluntary capital stock in accordance with a capital plan. Becoming a smaller sized institution presents other challenges, such as reducing the existing cost infrastructure and creating a balance sheet with earning assets that will support that cost infrastructure while providing for future dividends at an appropriate level. If we are unable to successfully manage our capital base and transition our balance sheet and cost infrastructure to an appropriate size, our results of operation and financial condition may be adversely impacted.

Member capital stock redemptions are restricted and under limited circumstances a member could receive less than par value when redeeming capital stock upon membership withdrawal or termination.

As discussed in Regulatory Oversight on page 13, we entered into a C&D Order with the Finance Board on October 10, 2007 and a subsequent amendment on July 24, 2008. Under the terms of the C&D Order, as amended, all capital stock repurchases and redemptions, including capital stock redemptions upon membership withdrawal or other termination, require prior approval of the FHFA Deputy Director except for redemptions of excess capital stock above a member's capital stock floor when certain conditions are met. The C&D Order provides that the Deputy Director may approve a written request by us for proposed redemptions or repurchases if the Deputy Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations. This requirement has resulted in denials of capital stock redemptions in connection with membership withdrawal or termination as further described in Capital Amounts on page 53.

These limitations on capital stock redemptions may reduce demand for our advance products or increase the number of requested membership withdrawals and related capital stock redemption requests which may adversely affect our results of operations and financial condition.

The regulatory capital ratio and regulatory capital stock and Designated Amount of subordinated notes requirements under the C&D Order, the Regulatory Leverage Limit (as defined in Note 19 - Capital Stock and Mandatorily Redeemable Capital Stock), liquidity requirements, and FHLB Act provisions may also limit our ability to redeem capital stock in connection with membership withdrawals and other terminations. Capital stock redemption in connection with membership withdrawal is subject to specified requirements at the time of withdrawal, which occurs upon expiration of a six month notice period. Capital stock redemption in connection with other terminations of membership, such as through merger, acquisition, relocation, charter termination or involuntary termination from membership, is subject to specified requirements when the member attains non-member status. These requirements include, among other things, FHFA approval (as discussed above), meeting our minimum regulatory capital, minimum regulatory capital stock and Designated Amount of subordinated notes requirement under the C&D Order, and Regulatory Leverage Limit, and, under certain circumstances, meeting our liquidity requirements. For a description of our regulatory capital and leverage requirements, see Minimum Regulatory Capital Requirements on page 51.

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

Our Board of Directors declared a cash dividend at an annualized rate of 0.10% based on the Bank's financial results for the fourth quarter of 2010. Prior to that, our Board of Directors had not declared a dividend since the third quarter of 2007. Although our Board's decision to restore a dividend considered the importance of sustaining a dividend, any future dividend determination by our Board of Directors will depend principally on current and future operating results. Furthermore, the C&D Order provides that our dividend declarations remain subject to the prior written approval of the Deputy Director, and there can be no assurance that the Deputy Director would approve such recommendations if made. To the extent that members determine that payment of a nominal dividend is insufficient or our ability to pay future dividends is limited, we may experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

Compliance with regulatory contingency liquidity guidance could restrict investment activities and adversely impact our earnings.

We are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios as described in Liquidity Measures on page 47. This requirement is designed to enhance our protection against temporary disruptions in access to the FHLB System debt markets. To satisfy this liquidity requirement, we maintain increased balances in short-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. As a result, this may reduce the net interest income we earn on investments and may negatively impact our ability to pay dividends in the future. Also, to the extent that this increases our short-term advance pricing, our short-term advances may be less competitive, which may adversely affect advance levels and our net interest income.

Implementation of a new capital plan will change our members' rights as shareholders.

Our revised capital plan providing for the conversion of our capital stock under the GLB Act is pending review with the FHFA. In an environment of significant market and earnings uncertainty, we cannot predict whether the FHFA will approve our capital plan, or require us to revise our submission.

The GLB Act authorizes us to have two classes of capital stock. Class A capital stock is conditionally redeemable on six months' written notice from the member and Class B capital stock is conditionally redeemable on five years' written notice from the member. Implementation of a new capital plan will change our members' rights as shareholders. For example, to the extent that we implement a capital plan requiring members to hold Class B stock, a member's current capital stock may be converted to Class B capital stock imposing a five-year waiting period after notice of withdrawal or redemption request compared with a six-month waiting period under our current capital rules.

If we are unable to comply with our minimum regulatory capital and leverage requirements in the future, it could have a material and adverse effect on our ongoing business and results of operations.

We are required to maintain certain minimum regulatory capital and leverage requirements under the C&D Order and FHFA regulations currently applicable to us. See Minimum Regulatory Capital Requirements on page 51. Starting June 14, 2011, we must reduce the amount of the subordinated notes that we will be able to include in calculating compliance with our minimum regulatory capital and leverage requirements by $200 million as that amount begins to phase out by $200 million per year over each of the next five years. Accordingly, we will have to manage our capital base and assets in order to comply with these requirements. While we expect to remain in compliance with our minimum regulatory capital and leverage requirements, there can be no assurance that we will be successful in managing our capital and assets in order to comply with these requirements:

•
Under the C&D Order, we must maintain a minimum total amount of regulatory capital stock plus a Designated Amount of the subordinated notes of $3.6 billion. At December 31, 2010, we were in compliance with this requirement with regulatory capital stock of $2.863 billion plus a Designated Amount of subordinated notes of $1.0 billion. For illustrative purposes, a phase out of $200 million of subordinated notes would reduce our overall amount of regulatory capital stock plus subordinated notes at December 31, 2010 to $3.663 billion.

•
At December 31, 2010, we were required under FHFA regulations to maintain a 4.76% leverage ratio because our non-mortgage assets exceeded 11% of our total assets. For illustrative purposes, a phase out of $200 million of subordinated notes would reduce our actual leverage ratio at December 31, 2010 from 5.90% to 5.66%.

If the C&D Order is in effect once the phase out period begins in June 2011, we may need to reduce our assets in order to remain in compliance or obtain modifications of the $3.6 billion minimum regulatory capital stock and subordinated notes requirement from the FHFA in order to continue to redeem excess capital stock above a member's capital stock floor as permitted under the C&D Order.

We have submitted a revised capital plan to the FHFA to provide for the conversion of our capital stock under the GLB Act as further discussed in Regulatory Oversight on page 13. Once we fully implement our new capital plan, we will be subject to minimum leverage capital requirements and minimum risk-based capital requirements. The minimum risk-based capital requirement will require us to maintain permanent capital in an amount equal to the sum of a credit risk capital requirement, market risk capital requirement and operations risk capital requirement. See GLB Act Requirements on page 52 for a further description of our leverage and risk-based capital requirements. At the time we implement our new capital plan, we may not be in compliance with our new minimum leverage and risk-based capital requirements under the GLB Act.

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

The MPF Program, as compared to our advances products, is more susceptible to credit losses. As a result of the prolonged deterioration in the U.S. housing market, we have experienced higher delinquency rates, default rates, and average loan loss severity contributing to increased credit losses on our MPF Loan portfolio. As a result, we recorded a provision for MPF Loan credit losses of $21 million for the year ended December 31, 2010. To the extent that weak economic conditions persist and regional or national home prices continue to decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future. We are exposed to losses on our MPF Loans through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from CE Fees. Our FLA exposure as of December 31, 2010 is $286 million. The next layer of losses after the FLA is allocated to the PFI through the CE Amount. If losses continue to accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CEP Amount. Further, the PFIs may experience credit deterioration and default on their credit enhancement obligations, which could cause us to incur additional losses and have an adverse effect on our results of operations.

In some cases a portion of the credit support for MPF Loans is provided under PMI and/or an SMI policy. If an MI provider fails to fulfill its obligation to pay us for claims we make, we would bear the full or partial amount of any loss of the borrower default on the related MPF Loans. PMI coverage had been initially required on MPF Loans with an outstanding principal balance of $922 million as of December 31, 2010, which represented 5% of the outstanding principal balance of our MPF Loan portfolio. We receive PMI coverage information only at purchase or funding of MPF Loans, and do not receive notification of any subsequent changes in PMI coverage on those loans. As of December 31, 2010, we were the beneficiary of SMI coverage on $7.0 billion of MPF Loans, which represented 39% of the outstanding principal balance of our MPF Loan portfolio. See Concentration Risks - Primary Mortgage Guaranty Insurance Provider Concentration on page 73 for a discussion of our concentration risks. The MPF Program also carries more interest rate risk and operational complexity. If we fail to properly manage these risks and operational complexities, our results of operations may be adversely affected. See Market Risks below for a discussion of interest rate risk related to our mortgage assets.

Under the MPF Xtra product, we make representations and warranties to Fannie Mae regarding the MPF Loans. If an eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase the MPF Loan. Such a breach would normally also be a breach of the originating PFI's representations and warranties to us, and we could require the PFI to repurchase that MPF Loan from us. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio. In the event that a PFI experiences credit deterioration and defaults on its repurchase obligation to us, we could experience losses on MPF Loans.

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 73.

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

For a description of the MPF Program, our obligations with respect to credit losses and the PFI's obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance® Program on page 8.

Market Risks

As our mortgage assets decrease or if we continue to experience increased prepayments on our mortgage assets, we may experience a future reduction in our net interest income, which may negatively impact our results of operations and financial condition.

Prepayment and extension risk is the risk that mortgage-related assets will be refinanced by the mortgagor in low-interest environments or will remain outstanding longer than expected at below-market yields when interest rates increase. The rate and timing of unscheduled payments and collections of principal on MPF assets are difficult to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, the lack of restrictions on voluntary prepayments, the availability of lender credit, and other economic, demographic, geographic, tax, and legal factors. We manage prepayment risk through a combination of debt and derivative financial instruments. If the level of actual prepayments is higher or lower than expected, we may incur costs to hedge the change in this market-risk exposure resulting in reduced earnings. Also, increased prepayment levels will cause the amortization of deferred premiums and hedge accounting adjustments to increase, which could reduce net interest income.

As a result of these factors and our change in business strategy in 2008 to generally cease purchasing MPF Loans for our balance sheet, our MPF Loans held in portfolio decreased by 23% to $18.3 billion at year-end 2010 from $23.8 billion at the previous year-end. We expect that our overall earning potential will be negatively impacted as the size of our current balance sheet decreases substantially over time as our MPF Loan portfolio continues to pay down. In addition, as discussed in Investments on page 6, we are limited in the types of investments we are

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

permitted to add to our balance sheet and our ability to purchase additional MBS is limited based on our investment authority under the FHFA Financial Management Policy and regulations.

We face competition for advances which could adversely affect our businesses, and our efforts to make advance pricing attractive to our members may affect earnings.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBs. Our members have experienced a significant rise in deposits over the last two years. In addition, they have access to alternative funding sources, which may offer more favorable terms than we do for advances, including more flexible credit or collateral standards. We may make changes in policies, programs, and agreements affecting members from time to time, such as our current effort to expand member collateral capacity for those members who execute an updated security agreement to expand the scope of our security interest in a member's assets. To the extent that this effort, or other changes to our policies, programs, and agreements affect the availability of and conditions for access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services, some members may choose to obtain financing from alternative sources. In addition, many competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

As discussed above, we experienced a significant decline in outstanding member advances from December 31, 2009 to December 31, 2010. The continued availability to our members of customer deposits and alternative funding sources that are more attractive may significantly further decrease the demand for our advances. Lowering the interest rates charged on advances to compete with alternative funding sources may decrease our net interest income.

Members are required to pledge collateral to us to secure their outstanding obligations, including advances. From time to time, we may make changes to our collateral guidelines, including changes in the value we assign to pledged collateral. For example, we are revising how we value member collateral by using market valuations as a basis for our methodology, due in large part to the recent volatility in market values of housing-related collateral. To the extent that members view this tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business which may negatively impact our results of operations.

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

Our overall objective in managing interest rate risk is to minimize our duration of equity positions and also remain within our management advisory and regulatory limits. Given recent market volatility and the complexity of our balance sheet, managing to these limits can be expensive and difficult to achieve. We manage our interest rate risk by utilizing various hedge strategies. These hedge strategies may involve fair value and cash flow hedges or may involve economic hedges. Fair value and cash flow hedges receive hedge accounting treatment while economic hedges do not. We hedge interest rate risk associated with our MPF Loans, advances, MBS, and other assets with a multi-strategy approach of fixed-maturity and callable consolidated obligations and various cash and derivative financial instruments to provide a level of protection against interest rate risks. Specifically, we attempt to hedge potential increases or decreases in interest rates that may adversely affect our net interest income. The potential adverse effects on our net interest income resulting from increases or decreases in interest rates include, but are not limited to, the following:

•
In a falling interest rate environment, mortgage pre-payments may increase. This may result in a reduction in net interest income as we experience a return of principal that we must reinvest in a lower rate environment while the debt funding the original investments remains outstanding.

•
In a rising interest rate environment, our ability to obtain higher yielding earning assets may be diminished while our cost of funds may increase. Accordingly, an increase in interest rates may negatively affect our net interest income. Specifically, overall demand for advances and mortgage assets may be reduced, thereby reducing origination of new advances or MBS investments. As a result, our diminished ability to invest in mission related assets at higher yields may reduce our net interest income. As discussed above and in Investments on page 6, our ability to purchase higher yielding earning assets is also limited by MBS investment limitations under the FHFA Financial Management Policy and regulations.

•	Decreases in the spread between rates at which we acquire assets and incur liabilities may cause net interest income to decrease even without major changes in the interest rate environment.

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

When interest rates change we expect the change in fair value of derivatives to be substantially offset by a related but inverse change in the fair value of the related hedged item in a designated fair value hedge relationship. However, there is no assurance that our use of derivatives or other financial instruments will fully offset changes in interest rates. Any hedging strategy or set of financial instruments we may use, including

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

derivatives, may not fully offset the risk of interest rate volatility, and our hedging strategies themselves may result in earnings volatility and losses. See Market Risk Profile on page 77, for more information on how we manage market risk.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions, including those we utilize to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). To the extent that new margin and capital requirements, among other things, could adversely impact the liquidity and pricing of derivative transactions entered into by the Bank, derivatives may be more costly for us. See New Requirements for the Bank's Derivatives Transactions on page 14.

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. During 2010, several government programs designed to help manage the recent financial crisis expired on schedule with no significant consequences for the financial markets. However, in November 2010, the Federal Reserve embarked on a second round of quantitative easing to address continued weakness in the economy, with plans to purchase up to an additional $600 billion in U.S. Treasury securities and an emphasis on longer-maturity U.S. Treasury securities. As the economy improves and the U.S. government withdraws its support for the debt markets, our funding costs may increase.

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLB consolidated obligations or discount notes. For example, to the extent that the U.S. government's actions as conservator for Fannie Mae and Freddie Mac result in debt securities of those entities being more attractive to investors than FHLB System debt, our funding costs may be adversely affected.

As discussed above, the U.S. Treasury Department and HUD published recommendations regarding the future of the housing GSEs, including the FHLBs. If there are changes to the status, regulation, policies or programs relating to the housing GSEs that impact investors' perception of the systemic risks associated with the housing GSEs, the FHLBs' funding costs and access to funds could be adversely affected.

We have a significant amount of discount notes outstanding with maturities of one year or less. Any significant disruption in the short-term debt markets that would prevent us from re-issuing discount notes as they mature may require us to recognize into current income up to $627 million of deferred hedge costs out of comprehensive income. In addition, continuing to fund longer-term assets with very short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. To the extent that disruptions in the short-term market led us to use alternative longer-term funding, our funding costs would increase and likely cause us to increase advance rates, adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.

Changes in the credit ratings on FHLB System consolidated obligations may adversely affect the cost of consolidated obligations or our ability to enter into derivative transactions on acceptable terms.

From time to time, FHLB consolidated obligations have been assigned the highest ratings by major credit rating agencies. If these credit rating agencies issue negative reports or downgrade the credit quality of the FHLB System, the FHLBs' cost of funds may increase and adversely affect the ability of the FHLBs to issue consolidated obligations on acceptable terms. Additionally, we are highly dependent on using derivative instruments to obtain low-cost funding and to manage interest rate risk. Negative credit rating events might also have an adverse affect on our ability to enter into derivative instruments with acceptable terms, increasing the cost of funding or limiting our ability to manage interest rate risk effectively. As a result, we may not be able to effectively manage our cost of funding or exposure to interest rate risk, which could negatively impact our results of operations, financial condition and the value of FHLB membership.

We are jointly and severally liable for the consolidated obligations of other FHLBs.

Under the FHLB Act, we are jointly and severally liable with other FHLBs for consolidated obligations issued through the Office of Finance. If another FHLB defaults on its obligation to pay principal or interest on any consolidated obligation, the FHFA has the ability to allocate the outstanding liability among one or more of the remaining FHLBs on a pro rata basis or on any other basis that the FHFA may determine. The likelihood of triggering our joint and several liability obligation depends on many factors, including the financial condition and financial performance of other the other FHLBs. For example, to the extent that a member of another FHLB with large amounts of advances outstanding defaults on such advances and the FHLB does not have sufficient collateral to cover the advances, such FHLB may fail to meet its obligation to pay principal or interest on its consolidated obligations. If we were required to make payment on consolidated obligations beyond our primary obligation, our financial condition, and results of operations could be negatively affected.

Credit Risks

Our financial condition and results of operations, and the value of Bank membership, could be adversely affected by our exposure to credit risk.

Credit risk is the risk of loss due to default or non-performance of a member, other obligor, or counterparty. Our exposure to credit risk includes the risk that the fair value of an investment may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. In addition, we assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. We have a high concentration of credit risk exposure to financial institutions and mortgage assets, which the markets now perceive to present a higher degree of risk than in the past due to the recent financial market crisis, increased failures of financial institutions, and on-going weakness in the housing market, resulting in increased foreclosures, mortgage payment delinquencies and loss severities.

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

Advances. The recent economic recession and continued weakness in the housing and mortgage markets have adversely affected and are likely to continue to adversely affect the financial condition of our members, and we are at greater risk that one or more of our members may default on their outstanding obligations to us, including the repayment of advances.

To protect against credit risk for advances, we require advances to be collateralized and have policies and procedures in place to reasonably estimate the value of the collateral. See Credit Products on page 69. However, the actual fair value of the collateral may be less than the value we assign to the collateral depending upon the specific characteristics of the pledged collateral pool. The devaluation or inability to liquidate the collateral in the event of a default by the obligor could cause us to incur a credit loss and adversely affect our financial condition and results of operations. Further, if the value of our residential mortgage loans held as collateral further decreases due to continued weakness in the housing market and we are unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses in the event of member default.

If a member defaults on its obligations, or the FDIC fails either to promptly repay all of that failed institution's obligations or to assume the outstanding advances, then we may be required to liquidate the collateral pledged by the failed institution. The volatility of market prices and interest rates could affect the value of the collateral we hold as security for the obligations of our members. The proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations or the operational cost of liquidating the collateral. Default by a member with significant obligations to us could result in significant financial losses, which would adversely affect our results of operations and financial condition.

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

The five largest of our counterparties had notional balances outstanding that on a gross basis accounted for 66% of the total outstanding notional amount of our derivatives contracts. The insolvency of one of our largest derivatives counterparties combined with an adverse change in the market before we are able to transfer or replace the contracts could adversely affect our financial condition and results of operations. Further, to the extent that we have pledged collateral under the requirements of the derivative contract and the fair market value of the collateral increases above the value of the derivatives contract, we may experience delays in having our collateral returned or could experience losses if the counterparty fails to return the collateral.

If we experience further disruptions in the credit markets, it may increase the likelihood that one of our derivatives counterparties could experience liquidity or financial constraints that may prevent them from meeting their obligations to us. In addition, the recent volatility of market prices could adversely affect the value of the collateral we hold as security for the obligations of these counterparties. See Credit Risk -Derivatives on page 76 for a description of derivatives credit exposure.

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

Federal Funds. We invest in Federal Funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. Because these investments are unsecured, our policy and FHFA regulations restrict these investments to short maturities and counterparties rated BBB or higher. Under our policy, we may sell Federal Funds with investment grade counterparties. If the credit markets experience further disruptions, it may increase the likelihood that one of our Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds investments, see Credit Risk - Investments on page 60.

MPF Loans. See the discussion of credit risks related to MPF Loans above on page 22.

We may experience further losses and write-downs relating to our private-label MBS investments, which could adversely affect the yield on or value of these investments.

Prior to February 2007, we invested in private-label MBS, which are backed by subprime, prime, and alternative documentation or Alt-A mortgage loans. We held private-label MBS with a carrying value of $2.1billion at December 31, 2010 and recorded a total OTTI charge of $163 million for 2010. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities have subsequently been downgraded. Many of these securities are projected to sustain credit losses based on current economic conditions and housing market trends. The depth and duration of these trends continues to affect the market for these private-label MBS, resulting in low market prices even though some improvement was noted through increased fair values in 2010 over 2009. See Credit Risk - Investments on page 60 for a description of these securities.

It is not possible to predict the magnitude of additional OTTI charges in the future, because that will depend on many factors, including economic, unemployment, financial market and housing market conditions and the actual and projected performance of the loan collateral

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

underlying our MBS. If delinquency and/or loss rates on mortgages continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or further losses on these investment securities. Further, recent foreclosure moratoriums by several major mortgage servicers may result in loss severities beyond current expectations should such moratoriums be prolonged, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices.

During 2010, the U.S. housing market continued to experience significant adverse trends, including significant price depreciation in some markets and high delinquency and default rates. These conditions contributed to high rates of loan delinquencies on the mortgage loans backing the private-label MBS, resulting in additional credit losses recognized in our results of operations. If the deterioration in the housing markets and housing prices is greater than projected, there may be further credit losses from other-than-temporary impairments. For example, slower economic recovery, in either the U.S. as a whole or in specific regions of the country, or delays in foreclosures could result in higher delinquencies, increasing the risk of credit losses that adversely affect the yield or value of these securities.

In addition, we have geographic concentrations of private-label MBS secured by mortgage properties that exceed 10% in California (35%). To the extent that any of these geographic areas experience further declines in the local housing markets or economic conditions or a natural disaster, we could experience increased losses on these investments.

Federal and state government authorities, as well as private entities, have proposed or commenced programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of assets held and increased volatility of net income caused by the application of certain accounting guidance may affect the adequacy of our retained earnings. These changes may require us to increase our level of retained earnings which may impact future dividend levels in order to achieve and maintain sufficient retained earnings. These actions may cause a decline in the value of membership in our Bank, reducing members' business transactions with us.

As described in Critical Accounting Policies and Estimates on page 57, other than temporary impairment assessment is a subjective and complex assessment by management. We incurred credit related impairment charges of $163 million and deferred non-credit related impairment to AOCI of $121 million for MBS that management determined were other-than-temporarily impaired as of December 31, 2010. If loan credit performance of our private-label MBS deteriorates beyond the forecasted assumptions concerning loan default rates, loss severities, prepayment speeds and delinquencies, we may recognize additional credit losses and reductions to other comprehensive income (loss). For example, under a scenario with more stressful housing price assumptions that is more fully described under Critical Accounting Policies and Estimates on page 57, including house prices that were 5% lower at the trough, our credit-related OTTI charges would have increased by $82 million for the quarter ending December 31, 2010 from $16 million to $98 million. As of December 31, 2010, we held $1.1 billion of retained earnings.

In certain circumstances, we rely on other FHLBs to manage credit risk related to our former members and credit enhancement and servicing obligations of PFIs located outside of our district, and if those FHLBs failed to appropriately manage this credit risk or enforce a PFI's obligations we could experience losses.

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

We hold a significant portfolio of participation interests in mortgage loans acquired under the MPF Program from other FHLBs. PFIs located in other FHLB districts provide servicing and credit enhancement for these MPF Loans and we rely on the FHLB from the district in which the PFI is located to manage the related credit risk and enforce the PFI's obligations. If there were losses arising from these MPF Loans and the other FHLB were to fail to manage the risk of PFI default or enforce the PFI's obligations, we could incur losses in the event of a PFI default.

Operational Risks

We rely on quantitative models to manage risk and to make business decisions. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of business and financial models to measure and monitor our risk exposures, including interest rate, prepayment and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions, and products. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, as they have recently, the assumptions used for our models may not keep pace with changing conditions. Inaccurate data or assumptions in these models are likely to produce unreliable results. For example, the current uncertainty in the housing and mortgage markets increases our exposure to the inherent risks associated with the reliance on internal models that use key assumptions to project future trends and performance. Although we regularly adjust our internal models in response to changes in economic conditions and the housing market, the risk remains that our internal models could produce unreliable results or estimates that vary considerably from actual results.

If these models fail to produce reliable results, we may not make appropriate risk management or business decisions, which could adversely affect our earnings, liquidity, capital position, and financial condition. Furthermore, any strategies that we employ to attempt to manage the risks associated with the use of models may not be effective.

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

We rely heavily on communications and information systems furnished by third party service providers to conduct our business. In addition, we have transitioned most of our core operating systems to a third party service provider. Any failure, interruption, or breach in security of these systems, or any disruption of service could result in failures or interruptions in our ability to conduct business. There is no assurance that if or when such failures do occur, that they will be adequately addressed by us or the third parties on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our financial condition, results of operations, and cash flows.

The performance of our MPF Loan portfolio depends in part upon third parties and defaults by one or more of these third parties on its obligations to us could adversely affect our results of operations or financial condition.

Mortgage Servicing. We rely on PFIs and third-party servicers to perform mortgage loan servicing activities for our MPF Loan portfolio. At December 31, 2010, three PFIs or their affiliates serviced 55% of our MPF Loan investment portfolio. With respect to the MPF Xtra product, we are contractually obligated to Fannie Mae with respect to servicing of the MPF Loans we sell to them, but our mortgage selling and servicing contract recognizes that our PFIs will act as servicers of the MPF Loans.

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

Master Servicing. We act as master servicer for the MPF Program. In this regard, we have engaged a vendor for master servicing, Wells Fargo Bank N.A., which monitors the PFIs' compliance with the MPF Program requirements and issues periodic reports to us. While we manage MPF Program cash flows, if the vendor should refuse or be unable to provide the necessary service, we may be required to engage another vendor which could result in delays in reconciling MPF Loan payments to be made to us or increased expenses to retain a new master servicing vendor.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of February 28, 2011, we occupy 90,342 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601.  We also maintain 5,553 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

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

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, , N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. Bank of America, N.A., which is affiliated with Bank of America Corporation but is not a defendant in these actions, held approximately 8% of the Bank's capital stock as of December 31, 2010 as a result of its prior merger with LaSalle Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held approximately 6% of the Bank's capital stock as of December 31, 2010. PNC Bank, National Association, which is affiliated with PNC Investments LLC but is not a defendant in these actions, held approximately 5% of the Bank's capital stock as of December 31, 2010 as a result of prior mergers involving our former member, MidAmerica Bank, FSB.

In the Washington action, defendants filed a motion to dismiss on March 4, 2011. Defendants in the Illinois and California actions have not yet filed any answer or other responsive pleading.

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

Item 4.    (Removed and Reserved.)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our members and former members (under limited circumstances) own our capital stock, and our members elect our directors. We conduct our business almost exclusively with our members. There is no established marketplace for our capital stock and our capital stock is not publicly traded. For a description of our policies and related regulatory requirements and restrictions regarding capital stock redemptions, see Regulatory Oversight on page 13 and Current Capital Rules on page 51.

The par value of our capital stock is $100 per share. As of February 28, 2011, we had 28,631,347 shares of capital stock outstanding, including 5,295,200 shares of mandatorily redeemable capital stock. At February 28, 2011, we had 824 stockholders of record.

Information regarding our dividends, including regulatory requirements and restrictions, is set forth in the Retained Earnings and Dividends section on page 54.

Item 6.    Selected Financial Data.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2010	2009	2008	2007	2006
Net income (loss)	$366	$(65)	$(119)	$98	$192
Total assessments	132	—	—	35	69
Interest portion of rental expense [a]	1	1	1	1	1
Interest expense on all indebtedness	1,997	2,376	3,570	4,217	3,953
Earnings, as adjusted	2,496	2,312	3,452	4,351	4,215

Fixed charges:
Interest portion of rental expense [a]	1	1	1	1	1
Interest expense on all indebtedness	1,997	2,376	3,570	4,217	3,953
Total fixed charges	1,998	2,377	3,571	4,218	3,954

Ratio of earnings to fixed charges	1.25:1	n/a [b]	n/a [b]	1.03:1	1.07:1

a    Interest portion of rental expense is 20%, which approximates the imputed interest factor of the operating lease.
b    Earnings were insufficient to cover fixed charges by $65 million for 2009 and $119 million for 2008.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As of and for the years ended December 31,	2010		2009		2008		2007	2006
Selected statements of condition data
Total investments [a]	$46,239		$36,793		$21,183		$23,571	$22,014
Advances	18,901		24,148		38,140		30,221	26,179
MPF Loans held in portfolio	18,327		23,852		32,092		34,625	37,945
Allowance for credit losses	(33)		(14)		(5)		(2)	(1)
Total assets	84,116		88,074		92,129		89,027	86,684

Discount notes	18,421		22,139		29,466		19,057	11,166
Bonds	57,849		58,225		55,305		62,642	67,727
Total consolidated obligations, net	76,270		80,364		84,771		81,699	78,893
Mandatorily redeemable capital stock	530		466		401		22	14
Capital stock	2,333		2,328		2,386		2,661	2,587
Retained earnings	1,099	[c]	708	[d]	540		659	619
Accumulated other comprehensive income (loss)	(483)		(658)		(639)		(251)	(110)
Total capital	2,949		2,378		2,287		3,069	3,096

Other selected data at period end
Regulatory capital to assets ratio	5.90%		5.11%		4.70%		4.88%	4.87%
Market value of equity to book value of equity	88%		71%		(24)%		46%	63%
All FHLBs consolidated obligations outstanding (par)	$796,374		$930,617		$1,251,542		$1,189,706	$951,990
Number of members	775		792		816		841	858
Total employees (full and part time)	300		329		321		343	459
Total investments as a percent of total assets	55%		42%		23%		26%	25%
Advances as a percent of total assets	22%		27%		41%		34%	30%
MPF Loans as a percent of total assets	22%		27%		35%		39%	44%

Selected statements of income data
Net interest income before provision for credit losses	$777		$580		$202		$262	$416
Provision for credit losses	21		10		3		1	—
OTTI (loss), credit portion	(163)		(437)		(292)	[d]	—	—
Other non-interest gain (loss) excluding OTTI	36		(70)		100		3	(37)
Non-interest expense	131		128		126		131	118
Net income (loss)	366		(65)		(119)		98	192

Selected annualized ratios and data
Return on average assets	0.41%		(0.07)%		(0.13)%		0.11%	0.22%
Return on average equity	14.00%		(3.24)%		(4.13)%		3.10%	5.20%
Average equity to average assets	2.95%		2.23%		3.15%		3.60%	4.18%
Non-interest expense to average assets	0.15%		0.14%		0.14%		0.15%	0.13%
Net yield on interest-earning assets	0.89%		0.65%		0.22%		0.30%	0.48%
Return on average Regulatory Capital spread to three month LIBOR index	9.58%		(2.49)%		(5.36)%		(0.03)%	1.32%
Dividend payout ratio [b]	—%		—%		—%		59%	56%
a    Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.
b    The dividend payout ratio in this table equals the dividends declared in the year divided by net income for that year.
c    Effective July 1, 2010, we elected to adopt the fair value option for certain government agency held-to-maturity MBS with a carrying amount of $390 million. The difference between the amortized cost and fair value resulted in a cumulative effect adjustment of a $25 million gain, which was recorded as an increase to our beginning July 1, 2010 retained earnings. See Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements.
d    In 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI. The most significant effect on our previous OTTI accounting relates to the amount of OTTI that is recognized into earnings.  We adopted the new FASB guidance effective January 1, 2009 and in accordance with that guidance we recorded a cumulative effect adjustment increasing retained earnings of $233 million as of that date to account for non-credit losses we previously recorded in 2008 against earnings. Prior year results were not retroactively restated. See Other-Than-Temporary Impairment in Note 7 - Investment Securities to the financial statements.

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
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	our ability to stabilize our capital base, including changes to our capital structure from a new capital plan;

•	the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels;

•	the impact of revised interest rate risk management policies implemented in response to the C&D Order;

•
the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; our ability to successfully transition to a new business model, implement business process improvements and scale the size of the Bank to our members' borrowing needs; the extent to which our members use our advances as part of their core financing rather than just as a back-up source of liquidity;

•
general economic and market conditions, including the timing and volume of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; disruptions in the credit and debt markets and the effect on future funding costs, sources and availability;

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

•
membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of large members through mergers and consolidations; changes in the financial health of our members, including the resolution of some members;

•	changes in the demand by our members for advances, including the impact of the availability of other sources of funding for our members, such as deposits;

•
changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations and the report to Congress by the Department of the Treasury and the U.S. Department of Housing and Urban Development on reforming America's Housing Finance Market; changes by our regulatory and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 or as may otherwise be issued by our regulator;

•
the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability;

•	the pace of technological change and our ability to develop and support technology and information systems; our ability to attract and retain skilled employees;

•	the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities;

•	and our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.
For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 19. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary
Highlights

•
We recorded net income of $366 million for 2010, a material improvement over the loss of $65 million in 2009. Several major factors contributed significantly to our net income for the year, including strong net interest income resulting from our balance sheet restructuring and management; unexpectedly high levels of prepayment fees from resolved or merged members, as well as members restructuring their balance sheets; and gains on derivatives and hedging activities due to favorable market conditions. These positives were partially offset by credit-related other-than-temporary impairment charges (OTTI) of $163 million on our private-label MBS portfolio.

•
Advances outstanding at year-end 2010 were $18.9 billion, 22% lower than the previous year-end level of $24.1 billion. As is the case for many of the FHLBs across the System, our lower advance levels reflect reduced overall levels of lending and deposit-rich balance sheets across our membership.

•
MPF Loans held in portfolio declined $5.5 billion (23%) to $18.3 billion. These reductions are a direct result of our 2008 decision not to add MPF Loans to our balance sheet. MPF Xtra loan sales, however, were $3.4 billion for 2010.

•
Total investment securities increased $4.9 billion (14%) to $39.0 billion as the Bank continued to acquire lower-risk investments to replace lower levels of advances and the run-off in the MPF portfolio.

•	Total assets fell $4.0 billion (4%) to $84.1 billion.

•	Primarily as a result of our net income, our retained earnings grew $391 million to $1.1 billion.

•	We awarded $4.6 million in grants through our competitive Affordable Housing Program (AHP) and $2.0 million in assistance through our Downpayment Plus Program.

•	We remain in compliance with all of our regulatory capital requirements.

Summary of Financial Results

Consistent Net Interest Income
Net interest income for the year was $756 million, a 33% increase over 2009 net interest income of $570 million. During 2010, we continued to invest in lower-credit-risk, simpler-to-hedge investment securities, primarily government agency MBS, to offset the reduced earnings from reduced Advances and the paydowns on our MPF portfolio. That investment program is now completed and the Bank will continue to benefit from the strong net interest income generated by those investments during our transition to focusing our balance sheet on member advances. In addition, over the past two years, we have replaced both maturing and callable higher-cost term debt with lower-cost debt. Generating and maintaining consistent net interest income is a key component to our successful transition to a business model focused on advances rather than the acquisition of MPF Loans, which are subject to more income volatility from hedging activities.

Significant Prepayment Fees Positively Impact Net Income
Prepayment fees on advances had a net positive impact on net interest income of $169 million for the year. The fees resulted from member resolutions, as well as several members choosing to restructure their portfolios to take advantage of the low-rate environment. Gross prepayment fees of $213 million were reduced by $44 million in hedging adjustments. The Bank also incurred a loss of $30 million in non-interest gain (loss) related to extinguished and transferred debt that was funding a portion of the advances prepaid during 2010.

OTTI Charges on Private-Label MBS Portfolio Continue
OTTI charges on our investment in private-label MBS continued to have a significant negative impact on financial results in 2010, with net credit-related OTTI charges of $163 million in 2010 compared to $437 million in 2009. We may experience additional OTTI charges in the future. We intend to hold the private-label MBS portfolio to maturity and will continue to analyze these securities quarterly. Along with the other FHLBs, we will assess the degree to which future OTTI charges should be recognized.

Hedging Costs Fluctuate Due to Market Volatility and Balance Sheet Composition
We recognized a gain of $52 million on derivative and hedging activities in 2010 compared to a loss of $83 million in 2009. Fluctuations over the last several years have reflected volatility in the markets and the interest rate risk exposure of a balance sheet with a falling, but still significant, portfolio of mortgage loans. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in gains or losses from derivative and hedging activities from quarter to quarter and year to year. As we have stated previously, we expect that the Bank's sensitivity to market rate movements will decline, and that the variability of income due to gains and losses on derivative and hedging activities, will moderate over time.

Non-Interest Expenses Reflect Streamlining Efforts and Market Influences
Non-interest expense for the year increased $3 million (2%) to $131 million in 2010, despite the beneficial impact of reductions in consultant fees and salaries following the implementation of our operating system. Our head count has fallen 10% since the end of 2009 to 300 employees, with commensurate reductions in salaries. Offsetting the reductions in salaries and consultant fees, however, were increased contributions to the pension plan and the increase in expenses associated with other real estate owned. Due primarily to the low-rate environment, the Bank was required to contribute $15 million to the pension plan compared to $8 million in 2009. The loss on real estate owned increased from $1 million in 2009 to $10 million in 2010.

Reduction in Size of Balance Sheet
Advances outstanding at the year-end were $18.9 billion, 22% lower than the previous year-end level of $24.1 billion. As is the case for many of the FHLBs across the system, lower advance levels reflect lower overall levels of members' loan demand and deposit-rich balance sheets. Also, several members have been acquired by out-of-district financial institutions or have collapsed their charters in our district. As a result, their

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

maturing advances will not be renewed. We also believe that some members view us exclusively as a lender of last resort, while others benefit daily from the flexible terms and competitive pricing of our advances. While we are pleased that all members recognize our importance as a back-up source of liquidity, the repositioning of the Bank requires that members also use the Bank as part of their core financing. We are taking steps to enhance our ease of use and to expand the collateral options available to our members so that they can borrow from the Bank without utilizing collateral that they may wish to use for back-up liquidity.

Total MPF Loans held in portfolio were $18.3 billion at year-end 2010, a reduction of $5.5 billion (23%) from $23.8 billion at the previous year-end. While we expected reductions in the level of MPF Loans as a result of our 2008 decision not to acquire new MPF Loans for the Bank's balance sheet, the pace of the portfolio reduction over the past two years reflects the low level of mortgage rates and accompanying prepayments/refinancings. We increased our allowance for credit loss from $14 million to $33 million consistent with the increase in our nonperforming and impaired MPF Loan amounts as further discussed in Note 10- Allowance for Credit Losses. It is important to note that MPF Loans continue to have lower delinquency rates than the national average for conventional conforming mortgage loans.

The MPF Xtra product continues to grow in popularity among our members, as well as the members of other FHLBs. Since the inception of the program in late 2008, 265 participating financial institutions system-wide have funded more than $6.8 billion in loans. In 2011, we anticipate offering a servicing-released option under the MPF Xtra product.

Total assets fell $4.0 billion (4%) to $84.1 billion at year-end, due primarily to the lower level of advances and the continuing run-off in the MPF portfolio. We anticipate that the overall size of the Bank will fall as MPF Loans continue to pay down and we seek to operate at the scale dictated by the level of our members' borrowing levels.

Retained earnings have grown to $1.1 billion at year-end 2010. The level of retained earnings is an important indicator of the improving financial strength of the Bank.

Member Credit Concerns
During 2010, 16 of our member institutions were resolved by the FDIC or NCUA. At the time of their resolutions, we had nearly $900 million in advances outstanding to these members. We are pleased to report that the FHLB model of securing advances with mortgage assets and securities has proven to be sound as we have not experienced any credit losses as a result of the resolutions. Our credit monitoring includes careful analysis of members' financial conditions in conjunction with enhanced collateral precautions. Of equal importance to our members, our practice of coordinating closely with members in financial distress has permitted us to maintain liquidity to depository institution members even as their condition deteriorates.

Commitment to Community Investment and Affordable Housing
Since 1990, we have awarded more than $300 million in grants through several programs supporting affordable housing and down payment assistance initiatives, directly impacting 75,000 housing units. We anticipate having $12 million available for Downpayment Plus and approximately $23 million available in grants through AHP in 2011.

Summary and Outlook
As we have previously reported, our goals are to:

•	Provide our members with short-term liquidity and long-term funding as integral components of their business strategies;

•	Generate consistent, profitable results while extending the benefits of our funding advantage to our members;

•	Resume an appropriate dividend;

•	Grow retained earnings;

•	Stabilize our capital base through a capital stock conversion;

•	Simplify the business model and operations of the Bank; and

•	Restore full liquidity to our stock.

We have made substantial progress in achieving many of these goals, including the restoration of a nominal dividend, and are fully focused on attaining the others. Each goal is an essential component tied directly to the future success of the Bank, based on our relationship with our members. We have been working for three years to remediate the issues of the past and now our efforts are gradually transitioning to building the Bank of the future. That Bank, focused on supporting members by providing liquidity and term financing, will be entirely defined by the degree to which members use our products and services.

We paid a nominal dividend on February 14, 2011 based on our fourth quarter 2010 earnings. The restoration of a dividend payment was one of the essential steps in our progress in restoring the financial strength of the Bank. When evaluating the appropriate timing for restoration of a dividend, management and the Board took into consideration the importance to our members of maintaining a dividend once restored.

We are working with our regulator to gain approval for our submitted capital stock conversion plan. For a discussion of how our implementation of a new capital plan may impact our members, see page 21 in Risk Factors.

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

	For the years ended 2010 versus 2009			For the years ended 2009 versus 2008
Increase (decrease) in net interest due to	Volume	Rate	Net Change	Volume	Rate	Net Change
Assets
Federal Funds sold and securities purchased under agreements to resell	$4	$1	$5	$43	$(170)	$(127)
Total investments	423	(223)	200	471	(206)	265
Advances	(176)	91	(85)	(198)	(366)	(564)
MPF Loans held in portfolio	(280)	(22)	(302)	(318)	(72)	(390)
Total interest-earning assets	(29)	(153)	(182)	(2)	(814)	(816)

Liabilities and Capital
Interest bearing deposits	—	—	—	2	(20)	(18)
Securities sold under agreements to repurchase	—	(8)	(8)	—	(30)	(30)
Consolidated obligation discount notes	(132)	143	11	373	(441)	(68)
Consolidated obligation bonds	468	(850)	(382)	(816)	(262)	(1,078)
Mandatorily redeemable capital stock	—	—	—	—	—	—
Subordinated notes	—	—	—	—	—	—
Total interest-bearing liabilities	336	(715)	(379)	(441)	(753)	(1,194)
Increase (decrease) in net interest income before provision for credit losses	$(365)	$562	$197	$439	$(61)	$378

Net Interest Income Spread and Yield Analysis
The tables below detail certain components of net interest income before the provision for credit losses. Contractual interest is isolated to highlight the net interest income generated solely from investing and financing activities – that is, excluding hedging, advance prepayment fees, and MPF credit enhancement fees.

•
Average balances are computed using amortized cost balances. They do not include changes in fair value that are reflected as a component of AOCI, nor do they include the effect of OTTI related to non-credit losses. Nonaccrual MPF Loans held in portfolio are included in average balances used to determine the yield.

•	Contractual interest yield/rate includes amortization of purchased premiums and discounts.

•
MPF Loan agent fee premium amortization expense was $29 million, $53 million, and $39 million for the years ended December 31, 2010, 2009 and 2008, and is included in the contractual interest amounts starting in 2010. We have reclassified prior year periods to be consistent with the current year presentation.

•
Total interest and effective yield/rate includes all other components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, advance prepayment fees, and MPF credit enhancement fees. It includes the impact on net interest income related to prior hedging activities, which is also shown separately as hedge accounting amortization.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

				Contractual Interest
For the year ended December 31, 2010	Average Balance	Total Interest	Yield/ Rate	Income/ Expense	Rate	Hedge Accounting Amortization
Federal Funds sold and securities purchased under agreements to resell	$10,056	$19	0.19%	$19	0.19%	$—
Investments	36,527	1,277	3.50%	1,381	3.78%	—
Advances	20,082	516	2.57%	547	2.72%	(18)
MPF Loans held in portfolio	20,942	962	4.59%	1,069	5.10%	(38)
Total Interest Income on Assets	87,607	2,774	3.17%	3,016	3.44%	(56)
Deposits	943	1	0.11%	1	0.11%	—
Securities sold under agreements to repurchase	1,200	18	1.50%	18	1.50%	—
Consolidated obligation discount notes	23,142	387	1.67%	45	0.19%	19
Consolidated obligation bonds	58,533	1,534	2.62%	1,855	3.17%	39
Mandatorily redeemable capital stock	491	—	—%	—	—%	—
Subordinated notes	1,000	57	5.70%	57	5.70%	—
Total Interest Expense on Liabilities	85,309	1,997	2.34%	1,976	2.32%	58
Net yield on interest-earning assets	$87,607	$777	0.89%	$1,040	1.19%	$(114)

For the year ended December 31, 2009
Federal Funds sold and securities purchased under agreements to resell	$8,006	$14	0.17%	$14	0.17%	$—
Investments	26,232	1,077	4.11%	1,103	4.20%	(1)
Advances	28,410	601	2.12%	846	2.98%	(73)
MPF Loans held in portfolio	26,901	1,264	4.70%	1,362	5.06%	4
Total Interest Income on Assets	89,549	2,956	3.30%	3,325	3.71%	(70)
Deposits	1,111	1	0.09%	1	0.09%	—
Securities sold under agreements to repurchase	1,200	26	2.17%	26	2.17%	—
Consolidated obligation discount notes	35,610	376	1.06%	120	0.34%	19
Consolidated obligation bonds	47,046	1,916	4.07%	2,050	4.36%	95
Mandatorily redeemable capital stock	430	—	—%	—	—%	—
Subordinated notes	1,000	57	5.70%	57	5.70%	—
Total Interest Expense on Liabilities	86,397	2,376	2.75%	2,254	2.61%	114
Net yield on interest-earning assets	$89,549	$580	0.65%	$1,071	1.20%	$(184)

For the year ended December 31, 2008
Federal Funds sold and securities purchased under agreements to resell	$6,134	$141	2.30%	$141	2.30%	$—
Investments	16,598	812	4.89%	806	4.86%	—
Advances	34,241	1,165	3.40%	1,259	3.68%	(17)
MPF Loans held in portfolio	33,291	1,654	4.97%	1,724	5.18%	2
Total Interest Income on Assets	90,264	3,772	4.18%	3,930	4.35%	(15)
Deposits	996	19	1.91%	19	1.91%	—
Securities sold under agreements to repurchase	1,205	56	4.65%	56	4.65%	—
Consolidated obligation discount notes	19,353	444	2.29%	401	2.07%	28
Consolidated obligation bonds	64,681	2,994	4.63%	3,040	4.70%	34
Mandatorily redeemable capital stock	208	—	—%	—	—%	—
Subordinated notes	1,000	57	5.70%	57	5.70%	—
Total Interest Expense on Liabilities	87,443	3,570	4.08%	3,573	4.09%	62
Net yield on interest-earning assets	$90,264	$202	0.22%	$357	0.40%	$(77)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

For the years ending December 31,	2010	2009	2008
Contractual interest income	$3,016	$3,325	$3,930
Net interest settlement income -Derivatives	(377)	(342)	(135)
Prepayment fees - Advances	213	66	18
Credit enhancement fees - MPF	(16)	(22)	(33)
Other	(6)	(1)	7
Hedge accounting amortization	(56)	(70)	(15)
Total interest income	2,774	2,956	3,772

Contractual interest expense	1,976	2,254	3,573
Net interest settlement expense -Derivatives	(37)	8	(65)
Hedge accounting amortization	58	114	62
Total interest expense	1,997	2,376	3,570
Net interest income before provision for credit losses	$777	$580	$202

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

2010 compared to 2009
Our efforts to generate consistent net interest income showed results throughout 2010, as net interest income increased over 2009. Generating and maintaining consistent net interest income is a key component to our successful transition to a business model focused on advances rather than the acquisition of MPF Loans, which we believe are subject to more volatility from hedge accounting adjustments than advances. While gross interest income declined, our funding costs declined by an even greater amount for 2010 compared to 2009:

•	We replaced a portion of the maturities and prepayments of advances and mortgage assets with investment securities that we believe have low credit and market risk.

•
We lengthened the term on our debt issuances in 2010 compared to 2009 as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis, and shorter-term and callable consolidated obligation bonds became more favorable than shorter-term discount notes on a relative cost basis.

In addition, the change in gross interest income was due to the following:

•
Interest income from advances declined primarily as a result of decreased member demand for our advances. Contractual yields on our advances were also marginally lower, reflecting declining market rates on new and rolled-over advances. However, total yields on advances, which include hedging adjustments and prepayment fees, increased significantly compared to the prior year periods as we experienced higher than usual prepayments on advances. For 2010, we recorded net prepayment fee income of $169 million, which includes write-offs of previously deferred hedge adjustment losses of $44 million. For 2009 we recorded net prepayment fee income of $17 million, which included $49 million in related hedge adjustment losses. The higher prepayment fee volume in 2010 was primarily related to FDIC resolutions of our members, and we can not predict the extent to which prepayments may continue to occur in future periods. In connection with the advance prepayments, we also incurred a loss of $30 million related to extinguished and transferred debt that was funding a portion of the advances prepaid during 2010, which we recorded in non-interest gain (loss).

•
Interest income from MPF Loans continued to decline along with our overall MPF Loan balance outstanding during 2010. Except for immaterial amounts of MPF Loans to support affordable housing, we are no longer acquiring MPF Loans for investment, and thus we expect continued run-off of our MPF Loan portfolio and the related decline in MPF Loan interest income.

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

The increase in net interest income was partially offset by the following:

•
Interest income from advances declined primarily as a result of reduced member demand for advances in 2009 compared to 2008. Lower yields in 2009 also affected our interest earned on advances. Members reported decreased borrowing needs as the economy slowed resulting in lower borrowing demand among their customers and as deposits increased. Some members utilized low cost government lending programs, and others decreased their lending activities in order to improve their capital positions. Additionally, a portion of our reduction was the result of the maturity of advances held by former members. While we have experienced reduced borrowing demand from our members, our reduction in advances was concentrated in three large institutions, two of which are former members. Advance prepayment fee activity in 2009 totaled $17 million, net of hedge adjustment losses, compared to $8 million, net of hedge adjustment losses in 2008, as more members prepaid their advances.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Income Gain (Loss)

For the years ended December 31,	2010	2009	2008
OTTI impairment charges, credit portion	$(163)	$(437)	$(292)
Trading securities	(17)	(14)	18
Sale of available-for-sale securities	10	19	10
Derivatives and hedging activities	52	(83)	45
Instruments held at fair value option	8	2	1
Early extinguishment of debt	(30)	(5)	20
Other, net -
MPF Xtra and other MPF administration fees	9	7	5
All other	4	4	1
Total non-interest gain (loss)	$(127)	$(507)	$(192)

2010 compared to 2009
Other-Than-Temporary Impairment
Our 2010 OTTI charges resulted primarily from an increase in projected losses on the collateral underlying certain private-label residential MBS. The reduction in credit losses attributable to OTTI compared with 2009 primarily reflects a slower decline of credit quality and certain other factors affecting the expected performance of the mortgage loans underlying our private-label MBS, such as home prices, payment patterns, and unemployment rates.
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

Following is a summary of the OTTI for the periods presented.

	Total Losses	Non-Credit Losses	Credit Losses
For the year ending December 31, 2010
Securities newly impaired during the period	$(39)	$(28)	$(11)
Securities previously impaired prior to current period	(3)	149	(152)
Total	$(42)	$121	$(163)

For the year ending December 31, 2009
Securities newly impaired during the period	$(1,283)	$(980)	$(303)
Securities previously impaired prior to current period	(121)	13	(134)
Total	$(1,404)	$(967)	$(437)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Derivatives and Hedging Activities
Non-interest gain (loss) also includes net gains or losses from derivatives and hedging activities and net gains or losses on derivatives economically hedging trading securities. Details on the impact of our derivative and hedging activities, which include hedge ineffectiveness and economic hedge activity, were as follows:

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
For the year ended December 31, 2010
Amortization/accretion of hedging activities in net interest income	$(18)	$—	$(38)	$(19)	$(39)	$(114)
Net interest settlements included in net interest income	(226)	(104)	(47)	(323)	360	(340)
Total hedging activities recorded in net interest income	(244)	(104)	(85)	(342)	321	(454)

Fair value hedges	15	(6)	(3)	—	16	22
Cash flow hedges	—	—	—	5	—	5
Economic hedges	—	(7)	(6)	10	28	25
Total recorded in derivatives and hedging activities	15	(13)	(9)	15	44	52

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(10)	—	—	—	(10)
Instruments held under fair value option	—	—	—	(1)	9	8

Total net effect of hedging activities	$(229)	$(127)	$(94)	$(328)	$374	$(404)
Trading securities - unhedged	$—	$(7)	$—	$—	$—	$(7)

For the year ended December 31, 2009
Amortization/accretion of hedging activities in net interest income	$(73)	$(1)	$4	$(19)	$(95)	$(184)
Net interest settlements included in net interest income	(238)	(25)	(79)	(238)	230	(350)
Total hedging activities recorded in net interest income	(311)	(26)	(75)	(257)	135	(534)

Fair value hedges	7	4	(20)	—	94	85
Cash flow hedges	—	—	—	7	—	7
Economic hedges	(1)	(7)	(167)	—	—	(175)
Total recorded in derivatives and hedging activities	6	(3)	(187)	7	94	(83)

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(16)	—	—	—	(16)
Instruments held under fair value option	(1)	—	—	—	3	2

Total net effect of hedging activities	$(306)	$(45)	$(262)	$(250)	$232	$(631)
Trading securities - unhedged	$—	$2	$—	$—	$—	$2

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value and Cash Flow Hedges

•
The net ineffectiveness resulting from our fair value and cash flow derivatives in hedge accounting relationships for 2010 was a small loss as our hedged items and interest rate derivatives reacted relatively consistently to the markets. The majority of the losses resulted from the difference in the rate sensitivities between the interest rate derivatives used as hedges and the underlying assets or liabilities being hedged by those swaps.

Economic Hedges

•
Economic hedges are hedges that do not receive hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During the first quarter of 2010, interest rate volatility declined, which resulted in losses for the three months ended March 31, 2010. During the second and third quarters of 2010, market concerns about European sovereign debt and uncertainty about the speed of the recovery from the U.S. recession resulted in a flight to quality and reduction in interest rates that then reversed by the fourth quarter. Due to our duration position, the reduction in rates and extended period of time over which rates have remained low has resulted in market value gains on our economic hedging portfolio.  As markets return to more normalized levels, we expect these gains to reverse over a period of time. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedging expenses from quarter to quarter, although in the long run these hedging strategies will result in a net expense.

•
We elected the fair value option for a portion of our consolidated obligations bonds and discount notes to economically hedge the interest rate risk associated with these instruments. The gains on economic hedging of these instruments were primarily attributed to a widening of spreads between agency debt and 3-month LIBOR.

As noted in Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations, we elected on July 1, 2010 the fair value option for certain held-to-maturity securities which were then reclassified to trading securities. As an effect of adoption, a $25 million gain was recorded as an adjustment to the third quarter's beginning retained earnings. Unless these securities are sold prior to maturity or pay-down, we anticipate that over the next three years this gain will reverse through losses on trading securities in net income as the security nears its maturity price of par.

Early Extinguishment of Debt

As the size of our balance sheet declined during 2010, we extinguished or transferred a portion of our higher cost debt outstanding. Because this debt carried an above market coupon rate at the time of extinguishment or transfer, we incurred a loss of $30 million related to debt extinguishments and transfers in 2010. This $30 million loss consisted of $13 million of losses from debt extinguishments in the marketplace and $17 million of losses from the transfers of our debt to other FHLBs. We did not have a significant amount of debt extinguishment/transfer losses in 2009.

MPF Xtra and MPF Loan Administration Fees
We collect a fee for processing MPF Xtra loans which is deferred and recognized over the contractual life of the loans, with any unrecognized amount being accelerated upon prepayment of the loan. We also collect a fee for the ongoing administration of MPF Loans held by the other MPF Banks.
We processed $3.4 billion and $3.3 billion of new MPF Xtra loan volume during 2010 and 2009. Comparing 2010 to 2009, volumes were relatively flat due to periods of low mortgage rates in both 2010 and 2009 leading to elevated refinancing activity.
Since the inception of the MPF Xtra product in September 2008, we have processed $6.8 billion of MPF Xtra loans. As of December 31, 2010 we had deferred revenue outstanding of $13 million that will be recognized into income in future periods, compared to $7 million at December 31, 2009.

2009 compared to 2008

Other-Than-Temporary Impairment

During 2009, we recognized OTTI charges in earnings on certain private-label MBS investments related to credit losses after we determined that it was likely that we would not recover the entire amortized cost of each of these securities. Following is a summary of the OTTI for the periods presented:

	Total Losses	Non-Credit Losses		Credit Losses
For the year ending December 31, 2009
Securities newly impaired during the period	$(1,283)	$(980)		$(303)
Securities previously impaired prior to current period	(121)	13		(134)
Total	$(1,404)	$(967)		$(437)

For the year ending December 31, 2008
Securities newly impaired during the period	$(292)	$—	[a]	$(292)
a    On April 9, 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI, amending the prior guidance. We adopted the FASB guidance effective January 1, 2009 and recorded a cumulative effect adjustment of $233 million to retained earnings related to the non-credit portion of OTTI recorded as Total OTTI in 2008. See Note 7 - Investments Securities Accounting Policies.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Derivatives and Hedging Activities

The non-interest gain (loss) from derivatives and hedging activities fluctuated during the year as rate volatility in the markets affected the sensitivity of our balance sheet to interest rate movements. In a very low rate environment, the prepayment risk associated with the MPF portfolio increases, increasing the costs of hedging that portfolio. Details on the impact of our derivative and hedging activities, which include hedge ineffectiveness and economic hedge activity, were as follows:

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
For the year ended December 31, 2009
Amortization/accretion of hedging activities in net interest income	$(73)	$(1)	$4	$(19)	$(95)	$(184)
Net interest settlements included in net interest income	(238)	(25)	(79)	(238)	230	(350)
Total hedging activities recorded in net interest income	(311)	(26)	(75)	(257)	135	(534)

Fair value hedges	7	4	(20)	—	94	85
Cash flow hedges	—	—	—	7	—	7
Economic hedges	(1)	(7)	(167)	—	—	(175)
Total recorded in derivatives and hedging activities	6	(3)	(187)	7	94	(83)

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(16)	—	—	—	(16)
Instruments held under fair value option	(1)	—	—	—	3	2
Total net effect of hedging activities	$(306)	$(45)	$(262)	$(250)	$232	$(631)
Trading securities - unhedged	$—	$2	$—	$—	$—	$2

For the year ended December 31, 2008
Amortization/accretion of hedging activities in net interest income	$(17)	$—	$2	$(28)	$(34)	$(77)
Net interest settlements included in net interest income	(95)	—	(39)	(15)	80	(69)
Total hedging activities recorded in net interest income	(112)	—	(37)	(43)	46	(146)

Fair value hedges	11	—	(15)	—	(18)	(22)
Cash flow hedges	—	—	—	—	(15)	(15)
Economic hedges	(4)	(30)	113	—	3	82
Total recorded in derivatives and hedging activities	7	(30)	98	—	(30)	45

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	17	—	—	—	17
Instruments held under fair value option	1	—	—	—	—	1
Total net effect of hedging activities	$(104)	$(13)	$61	$(43)	$16	$(83)
Trading securities - unhedged	$—	$1	$—	$—	$—	$1

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

Economic Hedges

•
Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to hedge a portion of the duration and convexity risks of our MPF Loan portfolio and fixed rate mortgage assets.  Throughout 2009 and 2008, we called a large portion of our callable debt and relied more on interest rate swaptions to hedge our MPF Loan portfolio.  Rising interest rate volatility has a positive impact on the value of swaptions and may result in temporary gains being recognized.  Likewise, lower interest rate volatility has a negative impact on the value of swaptions. During 2009 interest rate volatility fell and a loss was recognized for these swaptions.

•
A portion of our trading securities are hedged economically with interest rate swaps. Changes in fair value of these swaps are recognized in derivatives and hedging activities and are typically offset by the changes in fair value on the trading securities. During 2009, we recognized unrealized losses on trading securities but we also incurred losses from the interest rate swaps hedging these securities. The volatility in the debt markets, as a result of the Federal Reserve's GSE debt purchase program, contributed to the fair value changes on trading securities. The losses on the hedges were due to a decline in LIBOR over the period.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

For the years ended December 31,	2010	2009	2008

Compensation and benefits, excluding pension plan	$51	$54	$58
Pension plan expense	15	8	5
Professional service fees	9	14	13
Amortization and depreciation of software and equipment	15	15	16
MPF Program expense	6	7	10
FHFA & Office of Finance expenses	8	6	5
Real estate owned (REO) losses (gains), net of expenses	10	1	(1)
Other expense	17	23	20
Total non-interest expense	$131	$128	$126

2010 compared to 2009
We continue to make progress on our long-term strategic objective to reduce our non-interest expenses, which were down for 2010 from 2009. However, our pension plan expense and REO losses increased dramatically in 2010 compared to prior years. Pension expense increased due to a reduction in interest rates causing an increase in the estimated plan costs for 2010.  This low interest rate environment also increased the plan liability, which resulted in a decrease in the plan's funded status and corresponding additional funding cost at, and for the year-ended, December 31, 2010.
As a result of new systems, along with a capital lease related to hardware and equipment at our outsourced data center, we do not expect a corresponding decrease in amortization and depreciation expense of software and equipment, which we will be amortizing primarily over the next three years.
MPF Program expense excludes MPF Xtra fees we earn on the loans we resell to Fannie Mae and administration fees we receive from other MPF Banks to reimburse us for our costs to operate the program on their behalf. These fees are recorded in non-interest income over the life of the MPF Loan.

FHFA and Office of Finance costs continued to increase from 2009 to 2010 as those entities have added personnel and/or systems improvements which are allocated to each of the 12 FHLBs on a pro rata basis.

The increase in REO losses from 2009 to 2010 was due to the extension of property turnover cycles, which caused increased sensitivity to continuing declines in property values, along with increased maintenance and selling costs.

2009 compared to 2008

Non-interest expense increased slightly in 2009 compared to 2008. Overall compensation and benefits declined by 2%. This decrease reflects a reduction in severance costs in 2009 compared to 2008, partially offset by an increase in our pension costs due to worsened economic conditions in 2009. Additionally, although certain executive officers would have qualified for awards under the Management Incentive Compensation Plan based upon the achievement of the specified performance criteria of the plan, following the recommendation of the President and CEO, the Board of Directors exercised its discretion and made no awards in 2009 or 2008 under the plan given the Bank's financial performance.

Professional fees increased as we improved our systems and operations by investing in automation and process redesign.

FHFA and Office of Finance costs increased slightly as those entities have added personnel and/or systems improvements which are allocated to each of the 12 FHLBs on a pro rata basis.

Other expenses increased for 2009 compared to 2008. We recorded $3 million in expense related to our AHP set-aside programs in 2009. In late 2008, our Board of Directors approved an allocation to fund community investment in 2009, although we were not required to make a contribution to AHP. We incurred $4 million of lease termination fees as the result of our decision to move to a smaller, more economical space during the third quarter of 2009.
Assessments

AHP and REFCORP assessments are calculated as a percentage of income before assessments, on an annualized basis. Losses in one quarter may be used to offset income in other quarters, but only within the same calendar year. Losses for an entire year can not be carried back or carried forward and used as a credit against other years. For 2009 and 2008 we had net losses. As a result, we recorded no assessments. This net loss cannot be carried back and used as a credit against previous assessments we paid, nor can it be carried forward and used as a credit against future income. Adjustments to retained earnings for changes in accounting principles or guidance have no impact on our AHP or REFCORP expenses or accruals.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

All comparisons in the following narrative in this section are based on the below table, comparing December 31, 2010 to December 31, 2009 unless otherwise stated.

As of December 31,	2010	2009
Cash and due from banks	$282	$2,823
Federal Funds sold and securities purchased under agreement to resell	7,243	2,715
Investment securities	38,996	34,078
Advances	18,901	24,148
MPF Loans held in portfolio, net	18,294	23,838
Other	400	472
Total assets	$84,116	$88,074

Consolidated obligation discount notes	$18,421	$22,139
Consolidated obligation bonds	57,849	58,225
Subordinated notes	1,000	1,000
Other	3,897	4,332
Total liabilities	81,167	85,696

Capital stock	2,333	2,328
Retained earnings	1,099	708
Accumulated other comprehensive income (loss)	(483)	(658)
Total capital	2,949	2,378
Total liabilities and capital	$84,116	$88,074

Cash and due from banks

Cash and due from banks declined from year-end 2009 as financial markets stabilized and we were able to more favorably invest excess cash in Federal Funds sold and securities purchased under agreements to resell rather than direct deposits at the Federal Reserve.

Federal Funds Sold and Securities Purchased under Agreements to Resell
Excess funds were invested in Federal Funds sold and securities purchased under agreements to resell.

Investment Securities
Our strategy of reinvesting proceeds from the paydowns in mortgage assets into investment securities was completed in 2010. The increase in investment securities consisted mostly of $5.9 billion in available-for-sale securities we acquired for our portfolio, primarily in GSE residential MBS, offset by $1.3 billion in maturities and sales.
We also experienced further credit deterioration within our private-label MBS portfolio, which resulted in additional write-downs in the amortized cost of our investment securities; however, the amount was significantly smaller than in 2009. The gross amount of OTTI reduced the carrying value of our investment securities by $42 million in 2010, compared to $1.4 billion in 2009. However, the 2010 gross OTTI was more than offset by unrealized gains in the market value of our AFS securities, which increased by $168 million in 2010.

At December 31, 2010 and 2009, we did not hold any collateralized debt obligation (CDO) securities.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

The following table sets forth the outstanding par amount of advances of the five largest advance borrowers:

	Five Largest Advance Borrowers
December 31, 2010	Par	%
Harris National Association	$2,375	13%
Associated Bank, National Association	2,001	11%
State Farm Bank, F.S.B.	1,800	10%
M & I Marshall & Ilsley Bank	1,441	8%
Bank of America, National Association [a]	1,251	7%
All other borrowers	9,803	51%
Total par value	$18,671	100%
a    Formerly LaSalle Bank, N.A., became ineligible for membership due to an out-of-district merger into Bank of America, N.A. effective October 17, 2008.
Advances declined throughout 2010. Some of the decrease is due to the repayment of advances of resolved members and lower member demand for borrowings. In addition, some members' deposit levels are high, and others are managing their balance sheets to shore up capital measures. While we have experienced reduced demand for advances by members across our district, most of our reduction in advances resulted from scheduled maturities of advances with two former members and one current member.

The following table details the various types of advances we have.

As of December 31,	2010	2009

Adjustable/variable rate indexed	$5,093	$6,745
Fixed rate	13,329	16,850
Amortizing/mortgage matched - fixed rate	248	282
Other fixed rate	1	—
Total par value	18,671	23,877
Hedging adjustments	227	271
Other adjustments	3	—
Total advances	$18,901	$24,148

MPF Loans Held in Portfolio, net
MPF Loans continue to pay down as part of our overall business strategy to focus on our traditional role of providing advances to our members. However, the amount of prepayments in 2010 is slower compared to the same period in 2009, despite lower mortgage rates in 2010. The maturity of our overall MPF Loan Portfolio may have contributed to this decline in prepayment speeds from 2009 to 2010. Should market mortgage rates rise in future periods, we would expect prepayments to decrease even further. If rates should fall further; however, we would expect prepayments to increase. We cannot predict the extent to which future mortgage rates will rise or fall.
The following tables summarize MPF Loans held in portfolio by property and product type. Medium term is for an initial contractual maturity of 15 years or less, and long term is for an initial contractual maturity of greater than 15 years. An MPF Product Comparison Table of the various product types can be found on page 10.

Property Type	2010	2009
Single Family Residence	88%	88%
Planned Urban Development	6%	6%
Condominium	5%	5%
Two to Four Unit Property	1%	1%
Total by property type	100%	100%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	2010			2009
As of December 31,	Medium Term	Long Term	Total	Medium Term	Long Term	Total
MPF product type-Conventional loans-
Original MPF	$741	$1,736	$2,477	$1,108	$2,411	$3,519
MPF 100	737	1,339	2,076	1,101	1,911	3,012
MPF 125	140	345	485	209	460	669
MPF Plus	3,625	6,470	10,095	4,808	8,106	12,914
Government	152	2,771	2,923	188	3,243	3,431
Total par value of MPF Loans	$5,395	$12,661	18,056	$7,414	$16,131	23,545
Deferred Agent Fees, premiums (discounts)			67			96
Hedging adjustments			201			208
Receivable from future performance credit enhancement fees			3			3
Total before allowance for credit losses			18,327			23,852
Allowance for credit losses			(33)			(14)
Total MPF Loans held in portfolio, net			$18,294			$23,838

The following table summarizes information related to our net premium (discount) and hedge accounting cumulative basis adjustments on MPF Loans:

Years ended December 31,	2010	2009	2008
Net premium amortization expense	$29	$53	$39
Net amortization expense (income) of closed basis adjustments	38	(4)	(2)

As of December 31,	2010	2009
Net premium balance on MPF Loans	$67	$96
Cumulative basis adjustments on MPF Loans [a]	50	208
Cumulative basis adjustments closed portion	151	1
MPF Loans, par balance	18,056	23,545
Premium balance as a percent of MPF Loans	0.37%	0.41%
a    Includes hedge accounting adjustments and loan commitment basis adjustments in hedge relationships that are still outstanding.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to the termination of certain fair value hedge relationships during 2010.

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

PFI repurchases as a result of their breach of a representation or warranty of MPF Loans held in our portfolio or MPF Xtra loans resold to Fannie Mae were not material for all years presented.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

We are required to maintain liquidity in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors.

We need liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations, and meet other obligations. We seek to be in a position to meet our members' credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Our primary sources of liquidity are short-term liquid assets, primarily overnight Federal Funds sold and securities purchased under agreements to resell.
Because Federal Funds sold are unsecured, our policy and FHFA regulations restrict these investments to short maturities and counterparties rated BBB or higher.  Under our policy, we may sell Federal Funds with investment grade counterparties.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.

We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See Credit Risk - Investments on page 60 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity include trading securities, maturing advances, and the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures

We use three different measures of liquidity as follows:

Overnight Liquidity - During 2010, our Asset/Liability Management Policy (ALM Policy) required us to maintain overnight liquid assets at least equal to 3.5% of total assets, a level which may be revised by our Asset/Liability Committee. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, and paydowns of advances and MPF Loans with one day to maturity. As of December 31, 2010, our overnight liquidity was $8.9 billion, or 11% of assets, giving us excess overnight liquidity of $6.0 billion.

Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2010, we had excess liquidity of $17.0 billion to support member deposits.

Contingency Liquidity - FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a NRSRO. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $14.3 billion as of December 31, 2010.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we can not access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we can not access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. We may fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see Risk Factors on page 21.

Based upon our excess liquidity position described above under Liquidity Measures, we anticipate remaining in compliance with our liquidity requirements for the foreseeable future.

Federal Reserve Board's Payments System Risk Policy. Under the Federal Reserve Board's Payments System Risk Policy, Federal Reserve Banks release GSE debt principal and interest payments to investors only when the issuer's account contains sufficient funds to cover these payments. If a GSE issuer's principal and interest is not received by the Federal Reserve Bank by specified daily cutoff times, a default event would occur. We have entered into an agreement with the other FHLBs and the Office of Finance regarding the intraday funding and liquidity process to provide a mechanism for the FHLBs to provide liquidity in the event of a failure by one or more FHLBs to timely meet their obligations to make payments on consolidated obligations. The process includes issuing overnight consolidated obligations directly to a FHLB that provides funds to avert a shortfall in the timely payment of principal and interest on any consolidated obligations. We may increase our liquidity ratio for the month of July each year to mitigate the risk that we are required to fund under the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement. Through the date of this report, no FHLB has been required to fund under this contingency agreement.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Funding
Sources of Funding

Cash flows from operating activities represents an indication of liquid or near-liquid resources generated from our operations that may be available for discretionary use by management. During the year ending December 31, 2010, our operating activities provided net cash flows of $444 million.  The net cash flows provided exceeded year to date net income of $366 million primarily as a result of losses attributable to non-cash credit related OTTI charges and other net non-cash adjustments.

Investing activities provided net cash flows of $1.5 billion, primarily reflecting the continued pay down of the MPF Loan portfolio and a decrease in demand for advances. These amounts were partially offset by our asset replacement strategy of purchasing investment securities.

Financing activities used net cash flows of $4.5 billion primarily reflecting a decrease in consolidated obligation bonds and discount notes outstanding.

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2010, the FHLB consolidated obligations are AAA/Aaa rated by S&P and Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.
Reliance on short-term debt offers us certain advantages which are weighed against the increased risk of using short-term debt.  Traditionally we have benefited from interest rates below LIBOR rates for our short-term debt which has resulted in a positive impact on net interest income when used to fund LIBOR-indexed assets.  However, due to the short maturity of the debt, our balance sheet may be exposed to access to debt markets and refinancing risks.

During past financial crises, our access to short-term debt markets has been good.  Investors driven by risk aversion have sought our short-term debt as an asset of choice and this has led to advantageous funding opportunities. Refinancing risks are mitigated through the use of various hedging strategies in place.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligations:

For the year ended December 31,	2010	2009	2008
Net discount note	$(3,716)	$(7,322)	$10,422
Net bond	(511)	3,619	(7,672)
Total consolidated obligations	$(4,227)	$(3,703)	$2,750

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

December 31, 2010 (par value)	Bonds		Discount Notes	Total
FHLB System	$601,896		$194,478	$796,374
FHLB Chicago as primary obligor	$58,275	18,432	$18,432	$76,707
As a percent of the FHLB System	10%		9%	10%

December 31, 2009 (par value)
FHLB System	$732,040		$198,577	$930,617
FHLB Chicago as primary obligor	$58,742		$22,144	$80,886
As a percent of the FHLB System	8%		11%	9%

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

•	other securities that are rated Aaa by Moody's or AAA by S&P.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Any assets subject to a lien or pledge for the benefit of holders of an issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of calculating compliance with this requirement. We were in compliance with this requirement at all times during 2010. At December 31, 2010, the Bank had eligible assets free from pledges of $81.8 billion, compared to its participation in outstanding consolidated obligations of $76.3 billion.

The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides us with information on capital market developments, manages our relationship with ratings agencies with respect to consolidated obligations, and prepares the FHLBs' combined quarterly and annual financial statements.

We also use a limited amount of repurchase agreements as a source of funding and identify these transactions as long-term borrowings. We are required to deliver additional collateral should the market value of the underlying securities decrease below the market value required as collateral.

Consolidated Obligation Bonds

Consolidated obligation bonds (bonds) satisfy term funding requirements and are issued under various programs. The maturities of these securities may range from less than one year to 15 years, but they are not subject to any statutory or regulatory limits on maturity. The bonds can be fixed or adjustable rate, and callable or non-callable. We also offer fixed-rate, non-callable (bullet) bonds via the FHLBs' Tap issue program. This program uses specific maturities that may be reopened daily during a three month period through competitive auctions. The goal of the Tap program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity. The Tap issue program aggregates the most common maturities issued over a three month period rather than frequently bringing numerous small bond issues of similar maturities to market. Tap issues generally remain open for three months, after which they are closed and a new series of Tap issuances is opened to replace them. The Tap issue program has reduced the number of separate bullet bonds issued.

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

The FHLB System, through the Office of Finance, has implemented a scheduled monthly issuance of global fixed-rate consolidated bonds through the Global Issuances Program. As part of this process, management from each FHLB determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBs' orders do not meet the minimum debt issuance size, each FHLB receives an allocation of proceeds equal to the larger of the FHLB's commitment or the ratio of the individual FHLB's capital to total capital of all of the FHLBs. If the FHLBs' commitments exceed the minimum debt issuance size, then the proceeds are allocated based on actual commitment amount.

Consolidated Obligation Discount Notes

The FHLBs sell consolidated obligation discount notes (discount notes) in the capital markets to provide short-term funds for advances to members, for seasonal and cyclical fluctuations in savings flows, and for mortgage financing and short-term investments. Discount notes have maturities up to 360 days and are sold through a selling group and through other authorized securities dealers. Discount notes are sold at a discount and mature at par.

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

Subordinated Notes

Under the FHLB Act, no FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, on June 13, 2006, we issued $1 billion of subordinated notes which mature on June 13, 2016.  The subordinated notes were rated Aa2 by Moody's and AA- by S&P at the time of issuance. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor, and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

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

The subordinated notes may not be redeemed, in whole or in part, prior to maturity, and do not contain any provisions permitting holders to accelerate the maturity thereof on the occurrence of any default or other event. The subordinated notes were issued at par and accrue interest at a rate of 5.625% per annum. Interest is payable semi-annually in arrears on each June 13 and December 13. We will defer interest payments if five business days prior to any interest payment date we do not satisfy any minimum regulatory leverage ratio then applicable to us.

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2010 we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

Deposits

We accept deposits from our members, institutions eligible to become our members, institutions for which we are providing correspondent services, other FHLBs, and other government instrumentalities such as the FDIC. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. Deposits are not a significant source of funding for our operations and are primarily offered for the convenience of our members doing business with us.

Conditions in Financial Markets

During 2010, financial markets continued their recovery from the recent financial crisis, with a continuation of significant focus on government actions to support financial markets as well as financial reform legislation. The U.S. economy showed signs of modest growth during the first quarter of 2010, but this trend appeared to end during the second quarter of 2010 with persistent weak economic data, worries about the European debt crisis and fears of a double-dip recession. However, there were more positive indicators during the second half of 2010, especially during the fourth quarter, although these indicators were somewhat tempered by continued concerns about the persistent weak housing market, high unemployment and financial conditions overseas.

During 2010, there were several events that impacted the funding markets, including expiration of several government lending programs, a second round of quantitative easing, the European sovereign debt crises and money market reform.

In the first quarter of 2010, the Federal Reserve's purchase program for agency debt and agency mortgage-backed securities ended with minimal subsequent impact to the financial markets. In March 2010, the SEC published its final amendment to the rules governing money market funds. The rule includes FHLB consolidated discount notes with remaining maturities of 60 days or less in its definition of weekly liquid assets, which positively impacted investor demand for shorter-term FHLB consolidated discount notes.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

In the second quarter, there was a flight to quality due to the sovereign debt crisis in Europe as investors turned to U.S. Treasury securities and agency securities as a safe haven, and we issued shorter-term consolidated obligations to take advantage of favorable funding opportunities.

During the third quarter of 2010, the advantageous funding costs experienced during the second quarter diminished as the European debt crisis stabilized and funding spreads moved more toward historical norms. In August 2010, the Federal Reserve announced that it would begin reinvesting principal payments from agency debt and agency mortgage-backed securities into longer-maturity U.S. Treasury securities. In November 2010, the Federal Reserve embarked on a second round of quantitative easing to address continued weakness in the economy, with plans to purchase up to an additional $600 billion in U.S. Treasury securities and an emphasis on longer-maturity U.S. Treasury securities. Throughout 2010, the FHLBs maintained access to funding and tailored their debt issuance to meet the demands of market participants. For the year, the FHLBs priced $524 billion in consolidated obligation bonds-nearly $17 billion more than the corresponding amount priced during 2009. The FHLBs priced $118 billion in consolidated obligation bonds during the fourth quarter of 2010, a $4 billion increase compared to the third quarter of 2010. During 2010, the FHLBs relied heavily on swapped callable bonds and negotiated bullet bonds for a significant portion of consolidated bond funding. Bonds issued under the FHLB Mandated Global Issuances Program declined in 2010, particularly during the second half of the year, and amounted to just over $20 billion, compared to $39 billion in 2009. Experiencing trends similar to the FHLB System, during 2010 we issued $40.2 billion of swapped callable bonds, $1.1 billion of bonds under the Mandated Global Issuances Program and $6.3 billion of unswapped callable bonds.

Credit Ratings

FHFA regulations require that all FHLBs maintain not less than an AA rating. The regulations also require each FHLB to take any actions necessary to ensure an AAA rating on the System's consolidated obligations.

As of February 28, 2011, Moody's rates all 12 FHLBs as well as the System's consolidated obligations as Aaa, except for our subordinated notes as noted below. S&P rates the FHLBs and the System's consolidated obligations as AAA, except for the FHLBs of Chicago and Seattle as noted below,

Moody's rates our subordinated notes as A2 with a stable outlook. S&P rates our subordinated notes as AA-. S&P rates our long-term issuer credit as AA+ with a stable outlook. S&P rates the FHLB of Seattle's long-term issuer credit as AA+ with a negative outlook.

For further discussion of how ratings changes may impact us in the future, see Risk Factors on page 24.

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

On July 24, 2008, the Finance Board amended the C&D Order to allow us to repurchase or redeem capital stock from members purchased in connection with new advance borrowings when advances are repaid and a member's required capital stock amount decreases. In implementing the C&D Order amendment, we have established a capital stock “floor” for each member as of the close of business on July 23, 2008, which is the amount of capital stock held by each member at that time. To the extent that a member's stock purchases after this date cause the member's total capital stock balance to exceed this floor, the member will be able to redeem this incremental capital stock if it later becomes excess stock. When we perform our annual recalculation of a member's stock requirement based on its mortgage assets, a new floor will be calculated based on the old floor capital stock base amount plus any amount of incremental capital stock required to be purchased as a result of this recalculation. New members will be assigned a capital stock floor at the time they purchase the required membership capital stock.

The Gramm-Leach-Bliley Act of 1999 (GLB Act) requires us to create a new capital structure, as further discussed in GLB Act Requirements below. Until such time as we fully implement a new capital plan, the following capital rules remain in effect.

Minimum Regulatory Capital Requirements

We are currently subject to minimum regulatory leverage and other regulatory capital requirements pursuant to FHFA capital regulations and the C&D Order. For a discussion of these minimum regulatory capital ratio and regulatory capital stock plus subordinated notes requirements see Note 19 - Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements.

In connection with our regulatory approval to issue subordinated notes we are permitted to include a percentage of the outstanding principal amount of the subordinated notes (Designated Amount) in determining compliance with our regulatory capital ratio, minimum regulatory capital stock and Designated Amount of subordinated notes requirement, and minimum regulatory leverage ratio requirements and to calculate our maximum permissible holdings of mortgage-backed securities, and unsecured credit, subject to phase-outs beginning in the sixth year as set

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

forth in Note 16- Subordinated Notes to the financial statements.

Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

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

The GLB Act authorizes us to have two classes of capital stock and each class may have sub-classes. Class A capital stock is conditionally redeemable on six months' written notice from the member and Class B capital stock is conditionally redeemable on five years' written notice from the member. The GLB Act made membership voluntary for all members. Members that withdraw from membership may not rejoin for five years after divesting all shares held in an FHLB. We anticipate that our new capital plan will provide for the conversion of our current capital stock to one or more classes of Class B capital stock with a five-year redemption period consistent with the requirements of the GLB Act. We cannot predict how an approved capital plan may impact members who have submitted withdrawal notices and not yet withdrawn from membership or former members that continue to hold capital stock. For a discussion of potential changes to our members' rights under a new capital plan, see page 21 of the Risk Factors section.

The FHFA's rule implementing the GLB Act defines total capital for regulatory capital purposes as the sum of our permanent capital, plus the amounts paid in by our members for Class A capital stock, plus the amount of any general allowance for losses and the amount of other instruments identified in the capital plan that the FHFA has determined to be available to absorb losses incurred. The FHFA's rule defines permanent capital as the amount paid-in for Class B stock, plus the amount of retained earnings, as determined in accordance with GAAP.

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

When the FHLB has achieved compliance with these requirements, the Regulatory Leverage Limit will cease to apply to the FHLB. See Note 19 - Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements for a definition of Regulatory Leverage Limit.

The subordinated notes would not qualify as permanent capital under the FHFA's rule implementing the GLB Act and so we would not expect to include any of the outstanding subordinated notes in calculating compliance with the leverage requirements of the GLB Act under a new capital plan.

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

As of December 31, 2010	Regulatory Capital Stock		MRCS
Bank of America, National Association [a]	$230	8%	$230
One Mortgage Partners Corp. [b]	172	6%	—
Harris National Association	160	6%	—
M&I Marshall & Ilsley Bank	152	5%	—
PNC Bank, National Association [a]	146	5%	146
All other members	2,003	70%	154
Total regulatory capital stock [c]	$2,863	100%
MRCS			$530

As of December 31,	2010	2009
Capital stock	$2,333	$2,328
Retained earnings	1,099	708
Accumulated other comprehensive income (loss)	(483)	(658)
Total GAAP capital	$2,949	$2,378

Regulatory capital stock	$2,863	$2,794
Designated Amount of subordinated notes	1,000	1,000
Regulatory capital stock plus Designated Amount of subordinated notes	3,863	3,794
Retained earnings	1,099	708
Regulatory capital plus Designated Amount of subordinated notes	$4,962	$4,502
Voluntary regulatory capital stock	$1,415	$1,122

a    Former members merged into these out-of-district institutions, which are not eligible for membership. Their capital stock was reclassified to MRCS at the time of the merger.
b    One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
c    Regulatory capital stock includes MRCS.

On a net basis, we had a $5 million increase in capital stock from December 31, 2009 to December 31, 2010. We continue to issue our capital stock to new members or existing members seeking to take out additional advances at the par value of $100 per share and during 2010 our regulatory capital stock balance increased by $69 million. However, this was offset by a net increase in our MRCS of $64 million from membership withdrawals or other membership terminations, primarily due to FDIC or NCUA resolutions. For further details see Note 19- Capital Stock and Mandatorily Redeemable Capital Stock.
Additional items that increased our total GAAP capital in 2010 were: 1) our net income of $366 million, 2) a $25 million increase in retained earnings due to the adoption of the fair value option for certain held-to-maturity securities as described in Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations, and 3) a reduction in our accumulated other comprehensive loss of $175 million.

Our unrealized loss in AOCI decreased due to several factors. We had a $178 million unrealized gain on AFS securities due to an increase in market values, a $150 million unrealized gain from non-credit OTTI on HTM securities reclassified from AOCI to earnings, and a $179 million unrealized gain due to accretion in market value of HTM securities where we took an OTTI charge in prior periods. These gains were partially offset by $301 million in unrealized losses on certain cash flow hedges. For further details of the changes see Note 20 - Accumulated Other Comprehensive Income (Loss).
Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except as discussed above in Capital Resources - Current Capital Rules on page 51. Prior to the expiration of the six month notice period for voluntary withdrawals, and upon request from merging members, we will submit a request to the Deputy Director to approve related capital stock redemptions. From April 24, 2008 through December 31, 2010, the Deputy Director has denied requests of 21 members to redeem capital stock totaling $44 million in connection with membership withdrawals or other terminations. Other financial institutions that withdrew from membership or had their membership terminated did not submit specific requests to have their capital stock redeemed. We cannot predict when we will be permitted to resume capital stock repurchases or redemptions. Historical redemption requests may not be indicative of future redemption requests and also may not be indicative of the potential impact on our future capital position once the restriction on capital stock redemptions is lifted.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Retained Earnings and Dividends
Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the Deputy Director. In addition to the restrictions under the C&D Order, we may not pay dividends if we fail to satisfy our liquidity requirements under the FHLB Act and FHFA regulations. See Liquidity Measures on page 47.
Based on fourth quarter 2010 results, our Board of Directors declared a cash dividend at an annualized rate of 0.10%, which resulted in an amount of $719 thousand paid to members on February 14, 2011. Although our Board's decision to restore a dividend considered the importance of sustaining a dividend, any future dividend determination by our Board will depend principally on our future operating results. Furthermore, as discussed above, any future dividend declarations remain subject to the prior written approval of the Deputy Director.
Our retained earnings now exceed our unrealized losses in AOCI by $616 million compared to $50 million at year-end 2009. However, credit deterioration may continue to negatively impact our private-label MBS portfolio. We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position.

Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the JCE Agreement) with the other 11 FHLBs. The JCE Agreement provides that upon satisfaction of the FHLBs' obligations to the Resolution Funding Corporation (REFCORP), each FHLB will, on a quarterly basis, allocate at least 20 percent of its net income to a Separate Restricted Retained Earnings Account (RRE Account). Currently, the REFCORP obligations are expected to be fully satisfied during the 2011 calendar year. Under the JCE Agreement, each FHLB will be required to build its RRE Account to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLB is the primary obligor, excluding fair value option and hedging adjustments (Total Consolidated Obligations).

The JCE Agreement further requires each FHLB to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBs' REFCORP obligations terminate before the Finance Agency has approved all proposed capital plan amendments; each FHLB shall commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final REFCORP payments are made by the FHLBs.

The JCE Agreement provides that any quarterly net losses of an FHLB may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. In the event an FHLB incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account as of the beginning of that calendar year, such FHLB's quarterly allocation requirement will thereafter increase to 50 percent of quarterly net income until the cumulative difference between the allocations made at the 50 percent rate and the allocations that would have been made at the regular 20 percent rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year. Any year-to-date or annual losses must first be allocated to retained earnings that are not restricted in the FHLB's RRE Account until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of the FHLB's RRE Account, but not below a zero balance.

The JCE Agreement also provides that if an FHLB's RRE Account exceeds 1.5 percent of its Total Consolidated Obligations, such FHLB may transfer amounts from its RRE Account to the non-restricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5 percent of the FHLB's Total Consolidated Obligations immediately following such transfer.

Finally, the JCE Agreement provides that during periods in which an FHLB's RRE Account is less than one percent of its Total Consolidated Obligations, such FHLB may pay dividends only from retained earnings that are not restricted in its RRE Account or from the portion of quarterly net income that exceeds the amount required to be allocated to its RRE Account.

The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks, or automatically if a change in the FHLB Act, Finance Agency regulations, or other applicable law has the effect of: (i) creating any new or higher assessment or taxation on the net income or capital of any FHLB, or requiring the FHLBs to retain a higher level of restricted retained earnings than the amount that is required under the JCE Agreement; or (ii) establishing general restrictions applicable to the payment of dividends by FHLBs that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of an FHLB's net income to any retained earnings account other than the amount specified in the JCE Agreement, or (b) prohibiting dividend payments from any portion of an FHLB's retained earnings that are not held in its RRE Account.

In the event the JCE Agreement is voluntarily terminated, each FHLB's obligation to allocate earnings to its RRE Account would cease (with Finance Agency consent for those FHLBs for which a capital plan amendment has been approved), but the restrictions on the use of the amounts in the RRE Account will continue until an event that triggers automatic termination occurs or until the FHLBs unanimously agree to remove such restriction (and the Finance Agency approves the termination, for those FHLBs for which a capital plan amendment has been approved). If the JCE Agreement is automatically terminated, each FHLB's obligation to make allocations to its RRE Account will terminate and the restrictions on the use of amounts in its RRE Account would terminate.

We do not believe that the requirement to contribute 20 percent of future net income to an RRE Account under the JCE Agreement will have an impact on our ability to pay dividends in the short-term. Further, we do not anticipate our participation in the JCE Agreement will impact our ability to repurchase excess stock above a member's capital stock floor as permitted under the C&D Order in the near term. We continue to have on-going discussions with the FHFA regarding the implementation of a new capital plan. The impact of the Agreement on our ability to repurchase and redeem capital stock after we have implemented a new capital plan will depend upon several factors including the capital structure and related redemption and repurchase rights approved under the final capital plan. However, given that amounts we have historically paid for REFCORP obligations will now be set aside to our RRE Account, we believe we will enhance our ability to redeem and repurchase stock over time as we are adding to overall retained earnings at a faster rate.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Off Balance Sheet Arrangements

We provide members with standby letters of credit for a fee as further discussed in Note 23 - Commitments and Contingencies to the financial statements. If we are required to make a payment for a beneficiary's draw under a letter of credit, these amounts are reimbursed by the member or converted into a collateralized advance to the member. We do not expect to be required to make advances under these outstanding letters of credit and did not have to do so at any point in 2010.

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, at the request of the applicable authority, agree to purchase and hold the authority's bonds until the designated remarketing agent can find a suitable investor. If the bonds are not remarketed, then we hold the bonds as an investment and the housing authority pays down the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. They range in terms from 3 years to 10 years, with the longest to expire no later than 2014, though some are renewable at our option. At December 31, 2010 and 2009, our standby commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $174 million and $199 million and with the Illinois Housing Development Authority were $55 million and $35 million. However, at December 31, 2010 we did not hold any of these bonds and we were not required to purchase any in 2010.

We are required to pay 20% of our net earnings (after reduction of our AHP obligation) to REFCORP to support payment of part of the interest on bonds issued by REFCORP. We must make these payments to REFCORP until the total amount of payments made by all FHLBs is equivalent to a $300 million annual annuity. Additionally, the FHLBs combined must set aside annually for AHP the greater of $100 million or 10% of the current year's pre-assessment net earnings. See Note 17 - Assessments to the financial statements for details.

Contractual Cash Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Commitments for future cash expenditures primarily include the following obligations.

The following table summarizes our contractual payments due by period as of December 31, 2010:

	Contractual Payments Due by Period
As of December 31, 2010	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$13,730	$20,564	$12,639	$11,342	$58,275
Securities sold under agreements to repurchase	800	400	—	—	1,200
Subordinated notes	—	—	—	1,000	1,000
Mandatorily redeemable capital stock	511	14	—	5	530
Delivery commitments - MPF and MPF Xtra	141	—	—	—	141
Operating leases	3	11	8	33	55
Capital leases	7	14	8	—	29
Software license renewal	6	5	1	—	12
Pension and post-retirement contributions	6	—	—	—	6
Total contractual cash obligations	$15,204	$21,008	$12,656	$12,380	$61,248

a    Total excludes projected contractual interest payments for consolidated obligation bonds of $7.7 billion, for securities sold under agreements to repurchase of $17 million, and for subordinated notes of $314 million.

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

The FHFA, in its discretion, may require us to make principal or interest payments due on any of the FHLBs' consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non-complying FHLB. However, if the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine, even in the absence of a default event by the primary obligor. For additional information regarding consolidated obligations and our joint and several liability, see Note 15 - Consolidated Obligations to the financial statements.

Pursuant to related party accounting guidance, we consider the joint and several liability as a related party guarantee meeting the scope exception for initial recognition and initial measurement of the liability of the guarantor's obligations. Accordingly, we do not recognize an initial liability for our joint and several liability at fair value. However, we assess on a quarterly basis whether to accrue a liability related to our joint and several liability under accounting for contingencies accounting principles. Specifically, we would accrue an estimated loss attributable to the fact that we are jointly and severally obligated for consolidated obligations of other FHLBs when both of the following conditions are met:

•	Information available prior to issuance of the financial statements indicates that it is probable a liability had been incurred at the date of the financial statements and

•	The amount of loss can be reasonably estimated.

We do not believe we need to accrue a liability for our joint and several liability as of December 31, 2010 based on the current status of the payment/performance risk related to our joint and several liability to other FHLBs. In particular, we do not believe information exists that indicates that it is probable a liability for our joint and several liability has been incurred as of December 31, 2010 for the following reasons:

•	The FHFA Director has not notified us that we would be required to assume or pay the consolidated obligation of another FHLB.

•
We evaluate other FHLB's commitment to make payments by taking into account their ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the operating performance of the FHLB, based on its publicly available filings. Certain FHLBs have recently experienced negative earnings; however such negative earnings do not necessarily translate into an inability to pay their obligations. Specifically, negative earnings resulting from non-cash charges such as other-than-temporary impairment on investment securities are not necessarily indicative of insufficient cash flows from which to pay an FHLB's obligations.

Other Commitments and Contingencies

See Note 23 - Commitments and Contingencies for details on our off-balance obligations.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

See Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements for the impact of recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment (OTTI)

As of December 31, 2010, we completed our OTTI analysis for our private-label MBS using key modeling assumptions, significant inputs and methodologies provided by the OTTI Committee as described in Note 7 - Investment Securities. Significant inputs to the analyses of these securities include projected prepayment rates, default rates, delinquencies, and loss severities. Since December 31, 2008, we have used assumptions that reduce our projections of prepayment rates and increase our projections of default, delinquency, and loss severity rates for the loans underlying these securities. We have used revised assumptions this quarter based on trends impacting the underlying loans; such trends including continued rising unemployment, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

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

To assess whether the entire amortized cost bases of our private-label MBS will be recovered, we performed a cash flow analysis for each security where fair value was less than amortized cost as of the balance sheet date, except for an immaterial amount of certain private-label MBS where underlying collateral data is not available. We use alternative procedures to assess these securities for OTTI. For the securities for which we were able to perform cash flow analysis, we used two models provided by independent third parties. The first model considers borrower characteristics and the particular attributes of the loans underlying the securities in conjunction with assumptions about future changes in home prices and interest rates to project prepayments, defaults, delinquencies, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets.

We perform the analyses based on expected behavior of the underlying loans, whereby these loan-performance scenarios are applied against each security's credit-support structure to monitor credit-enhancement sufficiency to protect our investment. The second model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral to fully return all contractual cash flows. With respect to assessing the potential mitigation of projected credit losses through the application of existing credit insurance from third parties in the event of loss of contractual principal or interest, we perform a qualitative assessment as to the ability of the respective insurer to cover such projected shortfall of principal or interest for the security.

In response to the ongoing deterioration in housing prices, credit market stress, unemployment, and weakness in the U.S. economy during 2010, there was continued deterioration in the credit quality of the collateral. If our analysis indicates that credit losses have been incurred and the present value of cash flows expected to be collected is less than the amortized cost basis of the private-label MBS, we recognize OTTI.
For a detailed discussion of how we determine fair value write-downs and credit loss only write-downs, see Note 7 - Investment Securities.

In addition to evaluating our private-label MBS under a base case, or most probable (actual) scenario, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful (adverse) scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the actual scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 6 percent to 15 percent over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market.  Under those recovery paths, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year.

The following table shows what the impact to net income from credit-related OTTI charges would have been under this adverse scenario. Classifications of MBS as prime, Alt-A, or subprime are made at the time of purchase, and may differ from the current performance characteristics of the instrument.

	Actual			Adverse Scenario
As of December 31, 2010	# of Securities	Unpaid Principal Balance	Credit- Related OTTI	# of Securities	Unpaid Principal Balance	Credit- Related OTTI

Prime	8	$599	$(8)	15	$1,072	$(39)
Alt-A	3	111	(1)	5	152	(9)
Subprime	20	463	(7)	39	962	(50)
Total private-label MBS	31	$1,173	$(16)	59	$2,186	$(98)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Estimating Fair Value

See Note 22 - Fair Value Accounting to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

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

Our control processes include reviews of the pricing model's theoretical soundness and appropriateness by personnel with relevant expertise who are independent from the fair value measurement function. For financial instruments where prices or valuations require unobservable inputs, we engage in procedures that include back testing models to subsequent transactions (e.g. termination of a derivative), analysis of actual cash flows to projected cash flows, comparisons with similar observable positions, and comparisons with information received from pricing services. In circumstances where we cannot verify a fair value derived from a valuation model to active market transactions, it is possible that alternative methodologies could produce a materially different estimate of fair value.

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

Allowance for Credit Losses - Conventional MPF Loan Assumptions

We perform periodic reviews of our MPF Loan portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Refer to the Note 10 - Allowance for Credit Losses for further discussion of our methodology and Credit Risk-MPF Loans section on page 71 for further discussion of our how we monitor, limit and assess credit risk.

Key Assumptions

Two loss severity rates are calculated for conventional MPF Loans. The first loss severity rate represents the total cost of the MPF Loan Program's risk sharing structure or "Structural Severity Loss Rate", which includes both credit losses and non-credit expenses. The second loss severity rate is a subset of the first loss severity rate representing credit losses that are included in the overall determination of our allowance for credit losses. The two MPF loss severity rates are calculated as follows:

•
Structural Severity Loss Rate: The first MPF loss severity is calculated for the total losses experienced attributable to conventional MPF Loans by the MPF risk sharing structure. This severity includes all credit losses and periodic expenses incurred through the life cycle of a conventional MPF Loan, including expenses such as real estate taxes and attorney fees incurred after the MPF Loan is transferred to Real Estate Owned (REO),

•
Credit Severity Rate: The second severity rate only includes credit losses attributable to impairment of the conventional MPF Loan portfolio - that is, all amounts due according to the contractual terms of conventional MPF Loans that we did not collect or were not received on a timely basis.

The structural severity loss rate needs to include all components that will go through the Conventional MPF Loans Credit Enhancement Structure as described on page 71 because using the credit portion only would cause the credit enhancement available to absorb credit losses incurred as of the reporting date to be overestimated, as some of the credit enhancement support would be used to recover such periodic expenses.

The severity rates estimated above may be adjusted by management to reach the final expected loss severity used in the allowance for credit losses methodology. Adjustments may include factors that exist in the current economic environment as of the reporting date. For example, a lag in loss processing would mean that MPF Loan loss severity data does not reflect the current estimated loss severity in the marketplace. In this case, the FHFA Purchase-Only index is utilized to estimate changes in housing prices that have occurred through the reporting date. The credit loss severity rate analysis looks at the MPF Loans that have experienced a credit loss in the previous rolling 12 months. The structural and credit loss severity rate assumptions increased to 27% and 15% for the quarter and year-ending December 31, 2010.

The delinquency migration analysis looks to the loan level detail of our MPF Loan portfolio. It calculates what percentage of loans moved from one delinquency category to another over a rolling 12 month period. Refer to Note 10 - Allowance for Credit Losses for further discussion of our credit quality indicators related to delinquencies on conventional MPF loans.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management

Overview

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
Governance and Control Activities
The Board of Directors has established bank-wide policies governing operational risk, which include an Enterprise Risk Management Policy and an Operational Risk Management Policy. Primary oversight responsibility for operational risk is vested with our management level Operational Risk Oversight Committee. Responsibilities of this committee include, but are not limited to, oversight to internal controls and procedures in compliance with the Sarbanes-Oxley Act of 2002, oversight for the risk assessment process, operational aspects of new business activities, as well as the analysis and mitigation of any operational loss. This committee monitors the performance of these operational activities by reviewing management reports prepared by the responsible business manager on a periodic basis. This committee monitors the effectiveness of operational controls through the reporting of critical operational losses, and events, and a quarterly certification of operational and financial internal controls.
Our Chief Risk Officer and General Auditor provide periodic reports to both the Audit Committee and the Risk Management Committee of the Board of Directors.
Business Continuity
In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of a business interruption. We have transitioned key information systems infrastructure to vendors with reliable and consistent data recovery capabilities as well as more optimal geographic diversity to provide a more resilient technology infrastructure. We are party to a reciprocal arrangement with the FHLB of Dallas to recover operations supporting traditional banking activities. Both the FHLB of Dallas and our off-site recovery plans are subject to periodic testing.
Credit Risk
Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through:

•	investment securities, which includes performance of the financial assets underlying each investment security as well as the risk attributable to issuers/guarantors of our investment securities

•	unsecured short-term investments

•	advances, letters of credit and other extensions of credit to members, collectively referred to as "credit products"

•	MPF Loans held for portfolio; and

•	derivatives counterparties.
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
Mortgage loans meet the criteria of Ginnie Mae, Fannie Mae, or Freddie Mac and the securities have credit protection in the form of a guarantee from the U.S. government in the case of Ginnie Mae, or a guarantee from Fannie Mae or Freddie Mac.

	Prime Fixed Rate/ Adjustable Rate	First-lien mortgage loans that typically conform to “prime” credit guidelines but with a balance that exceeds the maximum allowed under programs sponsored by Ginnie Mae, Fannie Mae or Freddie Mac.

	Interest First - Prime Fixed/Adjustable Rate	Mortgage loans generally conform to traditional “prime” credit guidelines, but may allow for principal deferment for a specified period of time.

Alt-A	Alternative Documentation Fixed/Adjustable Rate
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

Unsecured Credit Exposures

The following table shows the carrying value of our unsecured credit exposure by counterparty short-term credit rating (excluding the U.S. government, agencies, and instrumentalities) and maturities:

As of December 31, 2010	A-1/P-1/F1+	A-1+/P-1/F1+	A-1/P-1/F1	Total
Unsecured credit exposure maturities:
Overnight Federal Funds sold	$2,238	$390	$390	$3,018

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The carrying values of our investment securities portfolio by long-term credit rating are shown in the following tables.

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
As of December 31, 2010
Federal Funds sold and securities purchased under agreements to resell	$—	$2,463	$1,280	$—	$—	$—	$—	$—	$—	$—	$3,500	$7,243

Investment securities-
U.S. Government & other governmental related	4,203	—	—	—	—	—	—	—	—	—	—	4,203
State or local housing agency	1	36	—	—	—	—	—	—	—	—	—	37
FFELP ABS	8,799	—	—	—	—	—	—	—	—	—	—	8,799
MBS:										—
GSE residential	19,420	—	—	—	—	—	—	—	—	—	—	19,420
Government-guaranteed residential	4,427	—	—	—	—	—	—	—	—	—	—	4,427
Private-label MBS residential	217	25	11	77	62	28	550	737	336	14	4	2,061
Private-label MBS commercial	49	—	—	—	—	—	—	—	—	—	—	49
Total investment securities	37,116	61	11	77	62	28	550	737	336	14	4	38,996
Total investments	$37,116	$2,524	$1,291	$77	$62	$28	$550	$737	$336	$14	$3,504	$46,239

As of December 31, 2009
Federal Funds sold and securities purchased under agreements to resell	$—	$815	$750	$—	$—	$—	$—	$—	$—	$—	$1,150	$2,715

Investment securities-
U.S. Government & other governmental related	3,034	—	—	—	—	—	—	—	—	—	—	3,034
State or local housing agency	1	40	—	—	—	—	—	—	—	—	—	41
FFELP - ABS	9,322	—	—	—	—	—	—	—	—	—	—	9,322
MBS:
GSE residential	17,299	—	—	—	—	—	—	—	—	—	—	17,299
Government-guaranteed residential	1,937	—	—	—	—	—	—	—	—	—	—	1,937
Private-label MBS residential	307	35	28	81	116	187	1,123	482	25	—	5	2,389
Private-label MBS commercial	56	—	—	—	—	—	—	—	—	—	—	56
Total investment securities	31,956	75	28	81	116	187	1,123	482	25	—	5	34,078
Total investments	$31,956	$890	$778	$81	$116	$187	$1,123	$482	$25	$—	$1,155	$36,793

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Aging and carrying values

The following table shows the aging of our investment portfolio for the current year, as well as the carrying values for the previous two years. It also discloses the yields by aging categories for the current year.

	2010					2009	2008
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Carrying Value	Carrying Value	Carrying Value
Trading
U.S. Government & other governmental related	$1,337	$—	$—	$—	$1,337	$1,348	$838
MBS:
GSE residential	—	—	13	299	312	18	24
Government guaranteed residential	—	—	—	3	3	4	4
Total trading securities	$1,337	$—	$13	$302	$1,652	$1,370	$866
Yield on trading securities	1.55%	—%	4.66%	5.42%	2.28%	1.62%	4.94%
AFS
U.S. Government & other governmental related	$101	$133	$365	$509	$1,108	$946	$547
State or local housing agency obligations	—	—	—	—	—	—	7
FFELP ABS	—	—	65	8,734	8,799	9,322	—
MBS:
GSE residential	—	362	10,675	607	11,644	8,066	1,484
Government-guaranteed residential	—	—	—	2,940	2,940	1,603	—
Private-label residential	—	—	—	76	76	82	104
Total AFS securities	$101	$495	$11,105	$12,866	$24,567	$20,019	$2,142
Yield on AFS securities	1.51%	2.34%	4.37%	5.20%	4.74%	4.08%	5.00%
HTM
U.S. Government & other governmental related	$529	$423	$319	$487	$1,758	$740	$978
State or local housing agency obligations	—	2	10	25	37	41	48
MBS:
GSE residential	—	3	1,867	5,594	7,464	9,215	11,459
Government-guaranteed residential	—	—	359	1,125	1,484	330	17
Private-label residential	—	—	8	1,977	1,985	2,307	4,001
Private-label commercial	—	—	—	49	49	56	92
Total HTM securities	$529	$428	$2,563	$9,257	$12,777	$12,689	$16,595
Yield on HTM securities	0.63%	3.98%	3.76%	4.55%	4.24%	4.36%	4.84%

Total securities	$1,967	$923	$13,681	$22,425	$38,996	$34,078	$19,603
Federal Funds sold and securities purchased under agreements to resell	$7,243	$—	$—	$—	$7,243	$2,715	$1,580
Total investments	$9,210	$923	$13,681	$22,425	$46,239	$36,793	$21,183

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present the unpaid principal balance and credit ratings of our private-label residential and commercial MBS by vintage year of issuance and by Prime, Alt-A, and Sub-prime. Except for immaterial amounts of fixed-rate, these MBS are variable rate securities.

Private-label MBS Prime	Residential				Commercial
	Vintage Year of Issue				Vintage Year of Issue
As of December 31, 2010	2006	2005	2004 and Prior	Total	2004 and Prior	Total MBS Prime
AAA	$—	$—	$197	$197	$49	$246
AA	—	—	10	10	—	10
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
Below investment grade	1,776	39	—	1,815	—	1,815
Unrated	—	—	—	—	—	—
Total unpaid principal balance outstanding	$1,776	$39	$207	$2,022	$49	$2,071

Amortized cost	$1,482	$33	$210	$1,725	$49	$1,774
Gross unrealized losses (incl. non-credit OTTI)	(433)	(10)	(3)	(446)	—	(446)
Gross unrealized gains	259	5	1	265	1	266
Fair value	$1,308	$28	$208	$1,544	$50	$1,594

Year-to-date OTTI:
Credit	$(66)	$(1)	$—	$(67)	$—	$(67)
Non-credit	61	1	—	62	—	62
Total OTTI	$(5)	$—	$—	$(5)	$—	$(5)

Weighted average percentage fair value to unpaid principal balance	73.6%	71.8%	100.5%	76.4%	102.0%	77.0%
Original weighted average credit support	11.6%	14.2%	3.8%	10.9%	23.1%	11.2%
Current weighted average credit support	7.6%	5.6%	10.9%	7.9%	31.0%	8.5%
Weighted average collateral delinquency	21.8%	28.0%	3.5%	20.0%	1.5%	19.6%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Alt-A	Vintage Year of Issue
As of December 31, 2010	2006	2004 and Prior	Total
AAA	$—	$—	$—
AA	—	1	1
A	—	1	1
BBB	—	—	—
Below investment grade	153	—	153
Unrated	—	—	—
Total unpaid principal balance outstanding	$153	$2	$155

Amortized cost	$108	$2	$110
Gross unrealized losses (incl. non-credit OTTI)	(33)	(1)	(34)
Gross unrealized gains	—	—	—
Fair value	$75	$1	$76

Year-to-date OTTI:
Credit	$(7)	$—	$(7)
Non-credit	7	—	7
Total OTTI	$—	$—	$—

Weighted average percentage fair value to unpaid principal balance	49.0%	50.0%	49.0%
Original weighted average credit support	17.8%	7.1%	17.7%
Current weighted average credit support	8.1%	22.8%	8.4%
Weighted average collateral delinquency	47.7%	20.7%	47.3%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Subprime	Vintage Year of Issue
As of December 31, 2010	2007	2006	2005	2004 and Prior	Total
AAA	$—	$11	$—	$7	$18
AA	—	4	2	9	15
A	—	—	7	3	10
BBB	—	73	5	1	79
Below investment grade	10	966	85	6	1,067
Unrated	—	—	—	5	5
Total unpaid principal balance outstanding	$10	$1,054	$99	$31	$1,194

Amortized cost	$10	$763	$91	$26	$890
Gross unrealized losses (incl. non-credit OTTI)	(2)	(185)	(9)	(4)	(200)
Gross unrealized gains	—	71	2	2	75
Fair value	$8	$649	$84	$24	$765

Year-to-date OTTI:
Credit	$—	$(85)	$(4)	$—	$(89)
Non-credit	(3)	52	3	—	52
Total OTTI	$(3)	$(33)	$(1)	$—	$(37)

Weighted average percentage fair value to unpaid principal balance	80.0%	61.6%	84.8%	77.4%	64.1%
Original weighted average credit support	23.0%	22.7%	22.2%	41.9%	23.2%
Current weighted average credit support	39.8%	27.9%	48.1%	59.4%	30.5%
Weighted average collateral delinquency	38.9%	43.9%	43.9%	19.1%	43.3%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the unpaid principal balance of our private-label MBS categories by interest rate type. The determination of fixed or variable rate is based upon the contractual coupon type of the security.

	December 31, 2010			December 31, 2009
Unpaid Principal Balance as of	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total

Private-label residential MBS -
Prime	$8	$2,014	$2,022	$11	$2,375	$2,386
Alt-A	—	155	155	—	177	177
Subprime	—	1,194	1,194	—	1,307	1,307
Total private-label residential MBS	8	3,363	3,371	11	3,859	3,870
Private-label commercial MBS -
Prime	40	9	49	46	10	56
Total MBS unpaid principal balance	$48	$3,372	$3,420	$57	$3,869	$3,926

The following table presents the components of amortized cost of our private-label MBS as of December 31, 2010.

Unpaid Principal Balance	Life-To-Date Credit Impairment	Other Adjustments [a]	Amortized Cost
$3,420	$(659)	$13	$2,774

a    Other Adjustments includes the remaining discount of $8 million related to the transfer of certain AFS securities to HTM during 2007 offset by $17 million of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses. See Note 7- Investment Securities.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Significant Inputs Used on all residential private-label MBS securities

As noted in Note 7 - Investment Securities, our OTTI analysis for our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee to be used to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The significant inputs table in Note 7 summarizes these significant inputs for all securities impaired throughout 2010.

However, we perform cash flow analyses on all our private-label MBS for which underlying collateral data is available from our two independent model services, impaired or not. The following table summarizes the significant inputs for all our private-label MBS except for securities which the underlying collateral data is not available. The classification (prime, Alt-A and subprime) is based on the classification within the model used to run the estimated cash flows for the CUSIP, which may differ from the classification at the time of origination.

For the year ended December 31, 2010		Prepayment Rates			Default Rates			Loss Severities [a]			Current Credit Enhancement [b]
			Range %			Range %			Range %			Range %
	Unpaid Principal Balance [c]	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High

2006	$1,033	9.6	6.9	10.9	33.0	15.4	52.5	43.0	33.6	47.2	6.1	0.0	16.5
2004 & prior	31	17.7	8.5	33.3	4.2	0.0	28.2	19.1	0.0	49.1	16.6	5.3	39.9
Total Prime	1,064	9.8	6.9	33.3	32.2	0.0	52.5	42.3	0.0	49.1	6.4	0.0	39.9

2006	896	9.9	6.6	13.9	57.9	39.1	79.3	48.7	41.3	59.8	9.5	2.9	17.9
2005	39	12.9	12.9	12.9	42.4	42.4	42.4	48.2	48.2	48.2	5.6	5.6	5.6
2004 & prior	3	9.2	6.1	12.3	26.8	15.1	57.5	28.1	20.4	43.2	28.1	22.0	62.2
Total Alt-A	938	10.0	6.1	13.9	57.1	15.1	79.3	48.5	20.4	59.8	9.3	2.9	62.2

2007	10	5.3	5.3	5.3	80.0	80.0	80.0	69.1	69.1	69.1	39.8	39.8	39.8
2006	1,053	5.6	3.1	7.1	79.7	71.6	91.2	70.2	64.8	77.9	27.9	-11.0	99.5
2005	94	5.0	2.0	6.7	79.9	64.8	93.2	66.2	60.5	69.8	48.0	16.5	78.1
2004 & prior	19	12.1	5.9	15.7	35.2	25.5	53.0	82.9	71.8	100.9	47.2	1.0	100.0
Total Subprime	1,176	5.7	2.0	15.7	79.0	25.5	93.2	70.1	60.5	100.9	29.9	-11.0	100.0

Total	$3,178	8.3	2.0	33.3	56.9	0.0	93.2	54.5	0.0	100.9	16.0	-11.0	100.0

a    A loss severity exceeding 100% occurs when the costs incurred to maintain and ultimately dispose of a property exceed its realizable value.
b    A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.
c    Private-label MBS with an unpaid principal balance of $242 million did not have underlying collateral data available to us, and are excluded from the table above. Private-label MBS without underlying collateral data available to us were evaluated for OTTI using alternative procedures.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investment securities issuer concentration

The following table summarizes our investment securities by issuer with a carrying value exceeding 10% of our total capital:

Issuer as of December 31, 2010	Carrying Value	Fair Market Value
Fannie Mae	$15,279	$15,531
Freddie Mac	5,350	5,480
Ginnie Mae	4,068	4,056
SLM Student Loan Trust SLMA 2009-1 A	2,229	2,229
Small Business Administration	2,160	2,150
SLM Student Loan Trust SLMA 2009-2 A	1,875	1,875
SLCLT 2009-1 Student Loan ABS	1,825	1,825
SLC 2009-3 Student Loan ABS	1,332	1,332
SLM Student Loan Trust SLMA 2009-1 A1	1,130	1,130
Citibank, NA (TLGP)	405	405
National Credit Union Administration Guaranteed Notes Trust 2010-R-1	359	359
All Others	2,984	3,310
Total Investment securities	$38,996	$39,682

MBS Geographic Concentration

At December 31, 2010, 35% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Products

We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and FHFA regulations. Specifically, we obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying a percentage (margin) to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

We determine the maximum amount and term of the advances we will lend to a member by assessing the member's creditworthiness and financial condition utilizing financial information available to us, including the quarterly reports members file with their regulators. Credit availability is also determined on the basis of the collateral pledged and we conduct periodic on-site collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member's credit condition deteriorates). We refer to both members and former members as borrowers in the following disclosures.

Eligible collateral includes whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States government or any of its agencies; MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; FHLB consolidated obligations; cash or deposits; and other real estate-related collateral (includes home equity loans and lines of credit and commercial real estate) we deem to be acceptable, provided that the collateral has a readily ascertainable value and we can perfect a security interest in the related property.

Under our collateral guidelines, members may pledge mortgage loans and MBS that could include subprime and Alt-A mortgage loans. For collateral purposes, we define a subprime mortgage loan as a first-lien loan or a simultaneous second-lien loan secured by a 1-4 family residential property made at the time of origination to a borrower with (1) a FICO score of 660 or below; or (2) if no FICO score is available, a total debt-to-income ratio of 50% or greater. Alt-A mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases. As part of the credit review process, we may require more collateral or limit or restrict members from pledging subprime and Alt-A mortgage loans or subprime and Alt-A mortgage MBS as collateral, if we determine that a member has a concentration of them in its pledged collateral.

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

Members are required to pledge collateral to us in amounts sufficient to secure all credit outstanding (for example: advances, letters of credit, MPF credit enhancement, and derivatives), in accordance with our member products and credit policy and collateral guidelines. We apply a margin to the fair value of securities and the unpaid principal balance of each other type of collateral in order to determine the collateral loan value against which a member may borrow or take credit.

Collateral arrangements will vary with borrower credit quality, collateral availability, collateral quality, results of periodic on-site reviews of collateral, and overall borrower credit exposure. On-site collateral verifications are performed on a schedule that varies based upon the Bank's assessment of the credit risk of the borrower, the size of the borrower's advances, the types of collateral pledged, and the amount of collateral coverage. Under the security agreement with our borrowers, we have the right to protect our security position with respect to advances, including requiring the pledging of additional collateral, whether or not such additional collateral was required to originate or renew an advance. As a result, we may require the delivery of additional or substitute collateral from any borrower at any time during the life of an advance, including delivery of collateral that would not be eligible to pledge for a new advance. As additional security for a borrower's indebtedness, we have a lien on their capital stock in us.

We utilize an internally developed credit risk rating system for our borrowers, whether or not they currently have a balance outstanding, which focuses primarily on an institution's overall financial health and takes into account the borrower's asset quality, earnings, and capital position. We assign each borrower a credit risk rating from one to five (one being the least amount of risk and five the greatest amount of risk). Borrowers in categories four and five may be required to maintain higher amounts of collateral and/or deliver loan collateral to us or a third party custodian on our behalf, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the number of borrowers and outstanding credit extended to our borrowers by rating. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value.

	December 31, 2010					December 31, 2009
Rating Assigned	Number of Borrowers	% of Total	Credit Outstanding [a]	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding [a]	% of Total
1-3	450	79%	$16,160	82%	$22,346	438	71%	$13,946	55%
4	63	11%	1,634	8%	2,379	91	14%	7,676	30%
5	59	10%	2,074	10%	2,849	92	15%	3,623	15%
Other	1	—%	3	—%	3	—	—%	—	—%
Total	573	100%	$19,871	100%	$27,577	621	100%	$25,245	100%
a    Consists of outstanding advances, letters of credit, MPF credit enhancement obligations, member derivative exposures, and other obligations.

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

The following table describes the range of lending values, which we also refer to as collateral loan values, assigned to the types of collateral we accept for advances. Collateral loan values do not imply fair values. It also shows the breakdown of pledged collateral from borrowers by underlying type as of December 31, 2010. We apply the margins below to the gross value reported by active borrowers, which is the market value for securities and the unpaid principal balance for other types of collateral, to determine a collateral loan value which represents the amount of funds we would be willing to lend against the related collateral.

December 31, 2010	Gross Value Reported by Active Borrowers	Margins Applied to Majority of Collateral	Collateral Loan Value	Average Effective Margin [a]
Loan collateral-
1-4 family	$30,828	60% - 80%	$18,632	60%
Multi-family	2,436	60% - 70%	1,599	66%
Home equity loans/lines of credit	10,265	5% - 40%	3,201	31%
Community Financial Institutions [b]	595	28% - 50%	299	50%
Commercial real estate	361	25% - 50%	88	24%
Other loan collateral	12	Up to 25%	3	25%
Securities-
Cash, US Treasury, and GSE Debt, MBS, & CMO	3,690	77% - 100%	3,515	95%
Private-label MBS & CMO	172	60% - 66%	87	51%
Municipal debt	174	Up to 90%	153	88%
Total Collateral	$48,533		$27,577	43%
a    Average effective margin may be outside of the range implied by the percent range of lending values if some of the gross value collateral pledged was assigned a lending value of zero if deemed to be ineligible or if the documentation was incomplete.
b    Community Financial Institutions are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

We had 16 members resolved by the FDIC or NCUA during 2010. The total advances outstanding for the institutions at the time of their failure was $900 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution. We did not incur any credit losses on any of these actions.

Letters of Credit
In addition to providing advances, we also offer standby letters of credit to our members as discussed in Note 23 - Commitments and Contingencies to the financial statements. To secure these letters of credit, we require collateral as we do on advances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans
The term MPF Loans refers to conforming conventional and government fixed-rate mortgage loans primarily secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program.

Under the MPF Xtra product, we purchase MPF Program eligible MPF Loans from participating financial institutions (PFIs) and concurrently sell these MPF Loans to Fannie Mae as a third-party investor. Under the MPF Xtra product, PFIs are not required to provide any credit enhancement and consequently they are not paid CE Fees as we do for the other conventional MPF products. In addition, PFIs generally retain the right and responsibility for servicing these loans just as they do for the other MPF products described below. See Mortgage Partnership Finance Program on page 8 for an introduction on the MPF Program.

For a PFI that is a member of another MPF Bank to sell and/or service MPF Loans under the MPF Xtra product, the other MPF Bank is obligated to indemnify us for any loss we pay to Fannie Mae which the PFI is obligated to pay with respect to such MPF Loans which the MPF Bank is unable to enforce due to the PFI's insolvency and the insufficiency of collateral pledged by the PFI.

Conventional MPF Loans Credit Enhancement Structure

Overview

FHFA regulations require that conventional MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage backed security, unless we maintain additional retained earnings in addition to a general allowance for credit losses. We analyze the risk characteristics of each MPF Loan as provided by the PFI using a Nationally Recognized Statistical Rating Organization (NRSRO) approved model in order to determine the required amount of credit enhancement for a loan to be acquired and held as an investment.
The PFI and we share the risk of credit losses on conventional MPF Loan products, other than the MPF Xtra product, by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. We are obligated to incur the first layer or portion of credit losses, which is called the First Loss Account (FLA), that is not absorbed by the borrower's equity and after any primary mortgage insurance (PMI). The FLA functions as a tracking mechanism for determining the point after which the PFI's CE Amount would cover the next layer of losses. CE Amount means a PFI's assumption of credit risk on conventional MPF Loans by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide an SMI policy.
Under the MPF Program, the PFI's CEP Amount consists of the CE Amount, and may include a contingent performance based credit enhancement fee (CE Fee) whereby such fees are reduced up to the amount of the FLA by losses arising under the master commitment.  The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation.
CE Fees compensate PFIs for assuming credit risk and may or may not be performance based depending on the MPF product. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans. To the extent that losses allocable to the PFI in the current month exceed performance based CE Fees accrued, the remaining losses may be recovered from future performance CE Fees payable to the PFI. CE Fees are recorded (as an offset) to mortgage loan interest income when paid by us.
Loss Allocation

Except for the MPF Xtra product, credit losses on conventional MPF Loans not absorbed by the borrower's equity in the mortgaged property, property insurance, or PMI are allocated between the MPF Bank and PFI as follows:

•	First, to the MPF Bank, up to the FLA.

Original MPF. The FLA starts out at zero on the day the first MPF Loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.03% to 0.06% (3 to 6 basis points) per annum based on the month end outstanding aggregate principal balance of the MPF Loans purchased under the master commitment. The FLA is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the FLA and be charged to the PFI's CE Amount.

MPF 100 and MPF 125. The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded or purchased under the master commitment. Once the master commitment is fully funded, the FLA is expected to cover expected losses on that master commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE Fees payable to the PFI. The FLA and CE Amount are subject to reset as described in Setting Credit Enhancement Levels.

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

•
Second, to the PFI under its credit enhancement obligation which may be provided by SMI, losses for each master commitment in excess of the FLA, if any, up to the CE Amount. For a description of the CE Amount calculation see Setting Credit Enhancement Levels below.

•	Third, any remaining unallocated losses are absorbed by the MPF Bank.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

With respect to participation interests, MPF Loan losses allocable to the MPF Bank are allocated amongst the participating MPF Banks pro ratably based upon their respective participation interests in the related master commitment. For a description of the risk sharing by participant MPF Banks see MPF Loan Participations on page 10.

Setting Credit Enhancement Levels

The PFI's CE Amount is calculated using the MPF Program Methodology to equal the difference between the amount of credit enhancement needed for the master commitment to have a rating equivalent to an AA rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product).

The conventional MPF Products with CE Amounts were designed to allow for periodic resets of the CE Amount, and for certain products the FLA for each master commitment because the amount of credit enhancement necessary to maintain our risk of loss equivalent to the losses of an investor in an AA rated mortgage-backed security for any master commitment is usually reduced over time. The Original MPF, MPF 100, and MPF 125 products are initially reset 10 years from the date of the master commitment. The SMI policy for the MPF Plus product is reset after five years and annually thereafter, with any PFI direct CE Amount reset at the same time or starting five years after the date of the master commitment. In addition to scheduled resets, a PFI's CE Amount may be reduced to equal the balance of the MPF Loans in a master commitment if the balance of the MPF Loans equals or is less than the CE Amount.
For master commitments with a first loss account (FLA) equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to withhold performance based CE Fees when measuring our effective credit protection. As a result, we held additional retained earnings of $40 million at December 31, 2010 in accordance with the Acquired Member Assets (AMA) regulations.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of December 31, 2010 and 2009, the outstanding balances of MPF Loans under the MPF Plus product were $7.0 billion and $9.7 billion and the amounts of SMI coverage provided against losses were $74 million and $102 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of a decline in credit quality of the related MPF Loans.

The following table summarizes the reset of PFIs' direct CE Amounts during 2010. There are 35 master commitments scheduled to be reset during 2011.

	Number of Master Commitments Reset	MPF Loan Amount Originally Funded	Original PFI Direct CE Amount	Outstanding MPF Loan Balance as of December 31, 2010	Reset PFI Direct CE Amount as of December 31, 2010
Year ended December 31, 2010	77	$21,436	$62	$1,559	$16

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

For MPF 100 and MPF 125, the PFI is paid a monthly CE Fee between 0.07% and 0.10% (7 and 10 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the master commitment. The PFI's monthly CE Fee is performance based, in that it is reduced by losses charged to the FLA. For MPF 100, the CE Fee is fixed for the first two or three years of a master commitment and thereafter becomes performance based. For MPF 125, the CE Fee is performance based for the entire life of the master commitment.

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

At December 31, 2010 and 2009, the amounts of FLA remaining for losses, excluding amounts that may be recovered by the withholding of performance based CE Fees, were $286 million and $315 million. Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs, which for the years ended December 31, 2010, 2009, and 2008 were $6 million, $11 million, $16 million. The total volume of MPF Loans for each MPF product by period is detailed in Note 9 - MPF Loans.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Risk Exposure

Our credit risk exposure on conventional MPF Loans held in our portfolio is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFIs' CEP Amount. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation. We also face credit risk losses on conventional MPF Loans to the extent such losses are not recoverable under primary mortgage insurance (PMI). The portion of our MPF Loan balances outstanding exposed to credit losses not recoverable from these sources was approximately $14.6 billion at December 31, 2010 and $19.4 billion at December 31, 2009. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered. For those loans with an LTV ratio over 80% at origination, we require PMI as noted below. Our LTV ratio is enhanced by the seasoned nature of our portfolio because principal paydowns lower the LTV ratio. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores at the time of origination that were 733 at December 31, 2010 and 736 at December 31, 2009.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio.

Primary Mortgage Guarantee Insurance (PMI) Provider Concentration- We are exposed to the risk of non-performance of PMI companies. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in coverage. Our policy is to limit our exposure to each insurer to 10% of its regulatory capital. At December 31, 2010, none of the companies were in excess of our limits.

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the PMI companies. Based on an analysis using the latest available results at December 31, 2010, none of the companies passed all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests.

If a PMI provider is downgraded, we may request the servicer to obtain replacement coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us. Through February 28, 2011, no PMI company on the approved list currently has an AA- or better claims paying ability rating from any NRSRO.

The following table details our exposure to companies providing PMI coverage for seriously delinquent loans (conventional loans 90 days or more delinquent or in the process of foreclosure):

As of December 31, 2010	Loan Balance	Amount of Coverage	% of Total	Credit Rating at 2/28/2011[a]	Outlook
Mortgage Guaranty Insurance Co. (MGIC)	$27	$8	33%	B+	Negative
Genworth Mortgage Insurance Corp.	15	4	17%	BB+	Negative
PMI Mortgage Insurance Co.	12	3	13%	B	Positive
Republic Mortgage Insurance	11	3	13%	BB+	Negative
United Guaranty Residential Insurance Co.	10	2	8%	BBB	Stable
All Others [b]	13	4	16%	B+[b]	Negative
Total PMI Coverage	$88	$24	100%

a    All of the above listed companies have been placed on negative outlook by at least one NRSRO.
b    All others include an unrated insurer.

Credit Enhancement - We have a concentration risk in connection with the CE Amount for MPF Loans. The top three PFIs collectively account for 18% of the total direct CE Amount of $261 million at December 31, 2010 but none individually represents more than 8% of the total.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the par value of our conventional MPF Loans state concentrations for the top five states. Government guaranteed loans are excluded.

	2010
As of December 31,	Par	%
Wisconsin	$2,885	19%
Illinois	1,781	12%
California	1,719	11%
Texas	908	6%
Florida	595	4%
All other states	7,245	48%
Total par value of conventional MPF Loans	$15,133	100%

For further discussion of how concentration risks may affect us, see Risk Factors on page 22.

Conventional MPF Loan Portfolio Analysis

We do not place conventional MPF Loans on nonaccrual status or consider conventional MPF Loans as impaired in cases where losses are not expected to be incurred as a result of the PFI's CEP Amount. Specifically, such conventional MPF Loans are considered well-secured and in the process of collection, since the credit enhancements are from financially responsible PFIs and MI companies and a mechanism is in place to recoup losses. For example, we can withhold performance based CE Fees or receive direct payment from the PFIs under the CEP Amount.

Our nonaccrual conventional MPF Loans as a percent of the total conventional MPF Loan portfolio increased at December 31, 2010 compared to 2009. As our conventional MPF Loans continue to age, the expectation is that nonaccrual loans will gradually increase and then stabilize. The weighted average age of conventional MPF Loans by funding date in our MPF Loan portfolio was 6.9 years and 5.8 years at December 31, 2010 and 2009.
For the year ended December 31, 2010, we recorded a $21 million provision for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the increase in delinquent, nonaccrual, and impaired MPF Loans. Our nonaccrual and impaired loan populations grew as the MPF Loan portfolio experienced some additional deterioration and because certain MPF Plus loans were added to the nonaccrual and impaired loan populations. In particular, MPF Plus loans are excluded from nonaccrual and impaired loan status provided PFI performance CE Fees are continued. Under the terms of the MPF Plus product, when the SMI insurer's insurance strength rating falls below an AA rating, the PFI forfeits its right to be paid performance CE Fees unless the PFI elects to replace the SMI policy (with another qualified SMI policy) or to act as a surety for the SMI policy. In those cases where we retain PFIs’ performance CE Fees, we assume the first loss position for credit losses from the impacted MPF Plus master commitments.
During 2010, certain PFIs forfeited their performance CE Fees under certain MPF Plus master commitments. As a result, MPF Plus loans 90 days past due were placed on nonaccrual status. Further, MPF Plus loans that meet our criteria for collateral dependent loans were classified as impaired loans. As a result, $73 million of MPF Plus loans were deemed to be impaired and on nonaccrual status at December 31, 2010. This change resulted in a significant increase in the impaired loan loss reserve, which was $12 million on our entire impaired loan population at year end compared to $5 million at December 31, 2009. This increase was partially offset by the credit enhancement for other MPF products. Specifically, for several Original MPF product master commitments, the impaired loan amount was larger than the existing FLA, meaning that additional losses (up to the CE Amount) would be paid by the PFI. Losses were capped at the lesser of the loss amount or the FLA.

Additional PFIs may elect not to replace their SMI policies in future periods. As a result, the impaired loan population may continue to increase for MPF Plus loans. If the impaired loan population increases, then we anticipate that additional increases to our allowance for credit losses may occur.
For loss severity trends that impact our estimates on our allowance for credit losses, please see Allowance for Credit Losses-Conventional MPF Loan Assumptions on page 58. For details on our allowance for credit losses see Note 10 - Allowance for Credit Losses.

Government MPF Loans Analysis
We invest in fixed-rate government MPF Loans which are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), and/or by the Department of Housing and Urban Development (HUD). The PFI provides and maintains insurance or a guaranty from the applicable government agency (i.e., the FHA, VA, RHS, or HUD). The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government Loans. Any losses incurred on such loans that are not recovered from those entities are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of our servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of December 31, 2010 and 2009. Further, due to the government guarantee or insurance, these loans are not placed on nonaccrual status.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes delinquency statistics on our entire MPF Loan Portfolio:

As of December 31,	2010	2009	2008	2007	2006

MPF Loans past due 90 days or more and still accruing interest, unpaid principal balance [a]	$435	$494	$319	$216	$193
Nonaccrual MPF Loans, unpaid principal balance	117	36	19	12	6
Troubled debt restructurings	2	—	—	—	—

For the years ended December 31,
Allowance for credit losses, at January 1	$14	$5	$2	$1	$1
Charge-offs [b]	(2)	(1)	—	—	—
Provision for (release of) allowance for credit losses	21	10	3	1	—
Allowance for credit losses, at December 31	$33	$14	$5	$2	$1

Nonaccrual loans	2010
Gross amount of interest per original terms	$4
Interest actually recognized during the period	3
Shortfall	$1

a    Includes loans which are well-secured and in the process of collection. MPF Loans that are on non-performing status, and that are viewed as collateral-dependent loans, are considered impaired. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment.
b    The net (charge-off)/recovery rate was less than one basis point for all periods presented.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Derivatives

We engage in most of our derivative transactions with major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our policies and FHFA regulations. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

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

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. At December 31, 2010 and December 31, 2009, our maximum credit risk as defined above was $143 million and $124 million. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit.

At December 31, 2010 we had three counterparties with notional derivative balances outstanding exceeding 10% of our total notional outstanding. These three accounted for 50% of the total. We had no net credit exposure to these counterparties after collateral.

See Note 12 - Derivatives and Hedging Activities to the financial statements for further details of our derivatives and hedging activities.

The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of December 31, 2010	Exposure at Fair Value	Cash Collateral Held	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
AA	$58	$43	$15	$11	$4
A	84	84	—	—	—
Total Counterparties	142	127	15	11	4
Member Institutions	1	—	1	—	1
Total derivatives	$143	$127	$16	$11	$5

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
Hedge Objectives and Strategies
The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our net interest income, and average maturity of our interest-earning assets and funding sources.
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

•
Volatility describes the degree to which the value of options, explicit or embedded, fluctuates. MPF Loans and MBS include options held by the mortgage borrowers to prepay their loans. As a result, we have effectively sold options by owning MPF Loans and mortgage-backed securities.

We manage duration, convexity, curve, and volatility as part of our hedging activities. We analyze the market risk of our mortgage assets on a regular basis and consider the interest rate environment under various rate scenarios. We also perform analyses of the duration and convexity of the portfolio. We hedge the duration and convexity of MPF Loans by using a combination of derivatives placed in either relationships using hedge accounting or in economic hedge relationships. Duration and convexity risks arise principally because of the prepayment option embedded in our MPF Loans. As interest rates decrease and become more volatile, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity, as discussed below, may increase resulting in an increase in hedging costs.
We manage our exposures to yield curve and volatility primarily by using swaps, swaptions, futures, caps, floors and callable debt. We do not manage exposure to spreads. Based on our risk profile, we do not use our funding to match the cash flows of our mortgage assets on a transaction basis.
Hedge positions may be executed to reduce exposure or the risk associated with a single transaction or group of transactions. Our market risk exposures are evaluated daily and hedged as deemed necessary. The following describes the various hedging strategies that we use to hedge our market risk exposures.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges
Anticipated Discount Notes – Our hedge objective is to mitigate the variability of cash flows associated with the benchmark interest rate, London Interbank Offer Rate (LIBOR), of variable interest streams associated with the recurring maturity and re-issuance of short-term fixed rate discount notes. The variability in cash flows associated with each new issuance of discount notes results from changes in LIBOR over a specified hedge period caused by the recurring maturity and re-issuance of short-term fixed-rate discount notes over that hedge period. Our hedge strategy involves using interest rate swaps to hedge this variability in cash flows due to changes in LIBOR so that a fixed-rate is secured over the life of the hedge relationship. In effect, we are changing what would otherwise be deemed a variable-rate liability into a fixed-rate liability. The total principal amount at issuance of the discount notes (i.e. net proceeds) and the total principal amount of the discount notes on an ongoing basis is equal to or greater than the total notional on the actual swaps used as hedging instruments.
Fair Value Hedges
Consolidated Obligation Bonds – Our hedge objective is to manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation bonds. For instance, when a fixed-rate consolidated obligation bond is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation bond. We also hedge the LIBOR benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a floating rate liability and has an offsetting call option(s) to terminate the interest rate swap.
Available-for-Sale Securities – We use interest rate swaps to hedge certain AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark interest rate of LIBOR by effectively converting fixed-rate securities into floating rate assets to reduce our exposure to rising interest rates.

Advances – Our hedge objective is to manage the fair value risk of an advance by matching the cash outflow on the derivative with the cash inflow on the advance. For instance, when a fixed-rate advance is issued, we may simultaneously enter into an interest rate swap in which we pay fixed cash flows to a counterparty designed to offset in timing and amount the cash inflows we receive on the advance. With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR.

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
MPF Loans – Interest rate swaps, swaptions, and futures contracts may be used to hedge the duration and convexity of the MPF Loan portfolio and prepayment risk on MPF Loans. We also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans.
Investments – We manage against prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by economically hedging the prepayment risk with caps, floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on MBS. We may also use derivatives as an economic hedge to match the expected prepayment characteristics of the MBS.
We also manage the risk arising from changing market prices and volatility of investment securities classified as trading securities by entering into derivative financial instruments (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are recognized in non-interest income.
Fair Value Option - We elected the fair value option for certain advances, discount notes, and short-term consolidated obligation bonds. Specifically, we elected the fair value option in cases where we hedge these financial instruments and hedge accounting may not be achieved because it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance in spite of the fact that the interest rate swaps used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of the advance, discount note, and short-term consolidated obligation bonds with the interest rate swap economically hedging it.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The table below outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity at December 31, 2010.

Hedged Item/ Economic Risk Exposure [a]	Hedging Instrument	Hedge Type	Notional Amount
Discount Notes	Receive-floating, pay fixed interest rate swap	Cash flow hedge	$8,262
Fair value risk exposure related to Discount Notes in which the fair value option was elected.	Receive-fixed, pay floating interest rate swap	Economic hedge	4,915
Consolidated Obligation Bonds (fixed-rate without options)	Receive-fixed, pay floating interest rate swap (without options)	Fair value hedge	3,296
Consolidated Obligation Bonds (fixed-rate with options)	Receive fixed, pay floating interest rate swap (with options)	Fair value hedge	14,929
Consolidated Obligation Bonds Convert variable rate to a different variable rate to offset embedded option risk	Receive floating with embedded features, pay floating interest rate swap (callable)	Fair value hedge	50
Fair value risk exposure related to Consolidated Obligation Bonds in which the fair value option was elected.	Receive-fixed, pay floating interest rate swap	Economic Hedge	9,465
Available-for-Sale Securities	Receive floating, pay fixed interest rate swap	Fair value hedge	3,378
The risks arising from changing market prices and volatility of investment securities classified as trading securities.	Receive floating, pay fixed interest rate swap	Economic hedge	719
Advances	Receive-floating, pay fixed interest rate swap (without options)	Fair value hedge	4,943
Advances	Receive-floating, pay fixed interest rate swap (with options)	Fair value hedge	1,430
Advances converting variable rate to a different variable rate	Pay floating, receive floating basis swap	Economic hedge	50
Fair value risk exposure related to Advances in which the fair value option was elected.	Pay floating, receive floating basis swap	Economic hedge	4
MPF Loans	A combination of swaps, swaptions, caps, floors and futures are used as a portfolio of derivatives to hedge a portfolio of MPF Loans	Fair value hedge	2,612
Duration, convexity and prepayment risk of MPF Loans	A combination of swaps, swaptions, caps, floors and futures	Economic hedge	32,971
To offset interest rate swaps executed with members by executing interest rate swaps with derivative counterparties	Receive floating interest rate swap, pay-fixed	Economic hedge	64
Protects against fair value risk associated with fixed rate mortgage purchase commitments	Mortgage delivery commitment	Economic hedge	281
Total			$87,369

a     Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2010
Advances	$(3)	$3	$—	$(5)	$—
MPF Loans	(4)	(24)	(4)	(7)	3
Mortgage Backed Securities	(11)	(7)	(2)	(13)	1
Other interest earning assets	(1)	—	—	(6)	—
Interest-bearing liabilities	16	18	—	15	—
Derivatives	3	(7)	—	—	—
Total	$—	$(17)	$(6)	n/m	$4

As of December 31, 2009
Advances	$(4)	$6	$—	$(6)	$—
MPF Loans	(7)	(38)	(2)	(9)	3
Mortgage Backed Securities	(8)	(13)	(1)	(10)	1
Other interest earning assets	(1)	—	—	(6)	—
Interest-bearing liabilities	16	11	—	16	—
Derivatives	3	(1)	—	—	—
Total	$(1)	$(35)	$(3)	n/m	$4

n/m    Spread movements to the swap curve within each category are independent of the other categories and therefore are not additive. A total is not meaningful.

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

Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of December 31, 2010, our duration gap was 0.0 months, compared to 1.0 month as of December 31, 2009.

As of December 31, 2010, our fair value deficit (relative to book value) was $421 million, and our market-to-book value ratio was 88%. At December 31, 2009 our fair value deficit was $817 million, and our market-to-book value ratio was 71%. These improvements were primarily due to favorable movements in implied spread.

Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. In December 2010, we received a notice of non-objection from the Deputy Director regarding our revised risk management and hedging policies, procedures, and practices. Prior to that, in February 2009, we received a non-objection letter from the FHFA related to our proposal to apply temporarily direct dollar limits on market value changes under parallel interest rate shocks. The table below reflects the change in market risk limits under the Market Risk Policy as of December 31, 2010 and the Interest Rate Risk Policy as of December 31, 2009. Some scenarios will not be measured when swap rates are less than 2%.

	2010		2009
Scenario as of December 31,	Change in Fair Value	Limit	Change in Fair Value	Limit
-200 bp	$ *	$(185.0)	$ *	$(185.0)
-100 bp	*	(77.5)	*	(77.5)
-50 bp	*	(30.0)	*	(30.0)
-25 bp	0.7	(15.0)	*	(12.5)
+25 bp	2.0	(30.0)	(9.8)	(25.0)
+50 bp	2.0	(60.0)	(23.6)	(60.0)
+100 bp	(22.7)	(155.0)	(85.7)	(155.0)
+200 bp	(173.2)	(370.0)	(280.8)	(370.0)
* Due to the low interest rate environment these values cannot be calculated.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 8.    Financial Statements and Supplementary Data.

Our 2010 Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1 of this Annual Report on Form 10-K.

Supplementary Data - Selected Quarterly Financial Data (unaudited)

Supplemental financial data for each quarter within the two years ended December 31, 2010 are included in the table below:

	2010
	Year	4th	3rd	2nd	1st
Interest income	$2,774	$692	$700	$710	$672
Interest expense	1,997	463	487	517	530
Provision for credit losses	21	1	9	5	6
Net interest income	756	228	204	188	136
Other-than-temporary impairment credit losses	(163)	(16)	(76)	(27)	(44)
Non-interest income gain (loss)	36	16	59	23	(62)
Non-interest expense	131	49	28	26	28
Total assessments	132	47	42	42	1
Net income	$366	$132	$117	$116	$1

	2009
	Year	4th	3rd	2nd	1st
Interest income	$2,956	$695	$720	$753	$788
Interest expense	2,376	561	577	594	644
Provision for credit losses	10	5	—	2	3
Net interest income	570	129	143	157	141
Other-than-temporary impairment credit losses	(437)	(58)	(169)	(124)	(86)
Non-interest income gain (loss)	(70)	(11)	(116)	122	(65)
Non-interest expense	128	39	31	29	29
Total assessments	—	—	(23)	23	—
Net income (loss)	$(65)	$21	$(150)	$103	$(39)

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

Management's Report on Internal Controls over Financial Reporting

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework”. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. Because the FHLBs are independently managed and operated, our management relies on information that is provided or disseminated by the FHFA, the Office of Finance or the other FHLBs, as well as on published FHLB credit ratings, in determining whether the FHFA's joint and several liability regulation is reasonably likely to result in a direct obligation for us or whether it is reasonably possible that we will accrue a direct liability.

Our management also relies on the operation of the FHFA's joint and several liability regulation. The joint and several liability regulation requires that each FHLB file with the FHFA a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLB cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the FHFA. Under the FHLB Act and related regulation, the FHFA may order any FHLB to make principal and interest payments on any consolidated obligations of any other FHLB, or allocate the outstanding liability of an FHLB among all remaining FHLBs on a pro rata basis in proportion to each FHLB's participation in all consolidated obligations outstanding or on any other basis.

Item 9B. Other Information.

None.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Following enactment of the Housing Act, our Board is comprised of a combination of industry directors elected by the Bank's member institutions (referred to as member directors) on a state-by-state basis and independent public interest directors elected by a plurality of the Bank's members (referred to as independent directors). Prior to enactment of the Housing Act, our Board was comprised of a combination of directors elected by the members and public interest directors appointed by our regulator. No member of the Bank's management may serve as a director of an FHLB. Our Board currently includes nine member directors and six independent directors. Under the FHLB Act, there are no matters that are submitted to shareholders for votes with the exception of the annual election of the Bank's directors.

Nomination of Member Directors

Member directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank directors. To be eligible an individual must:

▪	be an officer or director of a Bank member institution located in the state in which there is an open Bank director position;

▪	the member institution must be in compliance with the minimum capital requirements established by its regulator; and

▪	the individual must be a U.S. citizen.

These criteria are the only permissible eligibility criteria that member directors must meet. The FHLBs are not permitted to establish additional eligibility criteria for member directors or nominees. For member directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLB stockholders may nominate and elect member directors. FHLB Boards are not permitted to nominate or elect member directors, although they may appoint a director to fill a vacant directorship in advance of the next annual election. Specifically, institutions which are members required to hold capital stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. With respect to member directors, under FHFA regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Because of the structure of FHLB member director nominations and elections an FHLB does not know what factors the Bank's member institutions consider in selecting member director nominees or electing member directors.

Nomination of Independent Directors

For independent directors, the members elect these individuals on an at large basis to four-year terms. Independent directors cannot be officers or directors of a Bank member, and must meet certain statutory and regulatory eligibility criteria. To be eligible to serve as an independent director, an individual must be a citizen of the United States and a bona fide resident of the district in which the Bank is located. In addition, the FHFA regulation requires an independent director to either have more than four years' experience representing consumer or community interests or have experience in or knowledge of auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices or the law.

Under FHFA regulation, our members are permitted to nominate candidates to be considered by the Bank to be included on the nominee slate and our Board determines the nominees after consulting with the Bank's Community Investment Advisory Council (Advisory Council). FHFA regulations permit a Bank director, officer, attorney, employee or agent and our Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an independent directorship. Our Board selected independent director nominees based on their qualifications as described in each independent director's biography below.

2010 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2009 was the election of certain member directors, which occurred in the fourth quarter of 2010 as described above. The Bank conducted this election to fill three open member directorships for 2010 designated by the FHFA. In 2010, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 18, 2010.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2011.

Name	Age	Director Since	Expiration of Term as of December 31,
Thomas L. Herlache, Chairman [b]	68	2005	2012
Steven F. Rosenbaum, Vice Chairman [a]	54	2007	2013
Diane M. Aigotti [d]	46	2009	2011
Edward P. Brady [d]	47	2009	2011
William R. Dodds, Jr. [a]	58	2007	2011
Janice C. Eberly [d]	48	2009	2012
Thomas M. Goldstein [d,e]	51	2009	2012
Arthur E. Greenbank a	56	2010	2012
Roger L. Lehmann [a]	69	2004	2014
E. David Locke [b]	62	2007	2013
Leo J. Ries [c]	57	2009	2014
William W. Sennholz [b]	45	2008	2014
Michael G. Steelman [a]	60	2011	2014
Russell C. Weyers [b]	51	2010	2011
Gregory A. White [c]	47	2009	2013

a    Illinois member director.
b    Wisconsin member director.
c    Public interest director.
d    Independent director.
e    Mr. Goldstein previously served as a member director from 2005 to 2007.

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

Ms. Aigotti serves on the following Board committees of the Bank: Executive & Governance (Alternate), Audit (Vice Chairman) and Risk Management.

Edward P. Brady has served as president/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988.  He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois.  Mr. Brady is a former director of Freestar Bank, served as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Bloomington Planning Commission, the Board of Economic Development Council for McLean County, and other community organizations. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

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

Mr. Dodds serves on the following Board committees of the Bank: Executive & Governance, Risk Management (Chairman), and Audit.

Janice C. Eberly has been the John L. and Helen Kellogg Distinguished Professor of Finance at the Kellogg School of Management, Northwestern University in Evanston, Illinois since 2002. Dr. Eberly was also Chair of the Finance Department at the Kellogg School of Management from 2005 to 2007, the John L. and Helen Kellogg Associate Professor of Finance at the Kellogg School of Management from 2000 to 2002, an Associate Professor of Finance at the Kellogg School of Management from 1998 to 2002, an Associate Professor of Finance at The Wharton School of the University of Pennsylvania from 1997 to 1998, an Assistant Professor of Finance at The Wharton School of the University of Pennsylvania from 1991 to 1997, and Junior Economist, President's Council of Economic Advisors from 1989 to 1990. The Board appointed Ms. Eberly to serve as an independent director based on her knowledge of and experience in auditing and accounting, financial management, organizational management, project development and risk management practices, as indicated by her background.

Ms. Eberly serves on the following Board committees of the Bank: Risk Management (Vice Chairman) and Audit.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Thomas M. Goldstein currently serves as a consultant to the financial services industry with the GRG Group, LLC. He served as Managing Director and Chief Financial Officer for Madison Dearborn Partners in Chicago, Illinois, from 2007 to 2009. Mr. Goldstein also served as Chairman, Chief Executive Officer, and President of ABN AMRO Mortgage Group from 2005 to 2007. Mr. Goldstein also served as Senior Executive Vice President, Executive Vice President , Chief Financial Officer, Division Head, Finance Division, and Head of Financial Planning and, Analysis, of LaSalle Bank Corporation from 1998 to 2004, most recently as Senior Executive Vice President. He also worked for Morgan Stanley Dean Witter, as Senior Vice President, Head of Risk Management and Financial Planning and Analysis, of Novus Financial, from 1997 to 1998, and Vice President, Head of Finance, of SPS Transaction Services, from 1994 to 1997, and as a First Vice President in the Treasurer's office from 1988-1994. Mr. Goldstein previously served on the Board of Directors of the Federal Home Loan Bank of Chicago from 2005 to 2007, as a Director, Chairman of the Risk Management Committee and a Member of the Executive and Governance Committee and Personnel and Compensation Committee. The Board nominated Mr. Goldstein to serve as an independent director based on his knowledge of and experience in risk management practices, financial management, derivatives and organizational management, as indicated by his background.

Mr. Goldstein serves on the following Board committees of the Bank: Executive & Governance, Personnel & Compensation (Vice Chairman), and Risk Management.

Arthur E. Greenbank has been with First Bankers Trust Company, N.A. and its holding company, First Bankers Trustshares, Inc., since 1992, and currently serves as director and has served as President and CEO of both since 2002.  Mr. Greenbank also currently serves as an adjunct professor in the business department at Quincy University, teaching Finance classes to junior and senior level students majoring in business.  Previously, Mr. Greenbank held various positions with Harris Bankcorp and Harris Bank between 1977 and 1992 and was with Edward D. Jones Company as a Series 7 licensed stockbroker from 1976 to 1977.

Mr. Greenbank serves on the following Board committees of the Bank: Audit and Operations & Technology.

Thomas L. Herlache serves as a director on the Board for Baylake Bank and Baylake Corp., a one-bank holding company, in Sturgeon Bay, Wisconsin, and served as Chairman of the Board from 2007 to 2009. From 1983 to 2007, Mr. Herlache served as President, CEO, and Chairman of the Board for Baylake Bank and Baylake Corp. Mr. Herlache currently serves as a director on the Door County Memorial Hospital Board and as president of the Sturgeon Bay Waterfront Redevelopment Authority. He has previously served on the Door County Board of Supervisors, Door County Chamber of Commerce Board as well as on the Sturgeon Bay Utility Commission from 1981 to 1986. Mr. Herlache served as President for part of his tenure at the Sturgeon Bay Utility Commission.

Mr. Herlache serves as the Bank's Chairman of the Board and Chairman of the Executive & Governance Committee. He serves as an ex officio member of the following Board committees: Affordable Housing, Audit, Public Policy, Personnel & Compensation, Risk Management and Operations & Technology.

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

Mr. Lehmann serves on the following Board committees of the Bank: Executive & Governance (Alternate), Affordable Housing (Chairman), and Public Policy.

E. David Locke has been in banking since 1966 and employed with McFarland State Bank in McFarland, Wisconsin since 1975. Mr. Locke currently serves as Chairman of the Board and CEO of McFarland State Bank and has been a director there since 1977. Mr. Locke previously served as President of McFarland State Bank from 1977 to 2006. A leader in several banking and non-profit organizations, Mr. Locke is a member of the Salvation Army Board, served on the Board of Wisconsin Bankers Association, Bankers' Bank (original organizer and founding director) and is a charter member of the Greater Madison Chamber of Commerce's Collaboration Council, now called “Thrive”, an economic development enterprise for the Madison Region. Additionally, he is a contributor to various educational sponsorships including the McFarland Education Association's scholarship fund and pays personal attention and commitment to the growth of Junior Achievement (JA) programs in McFarland, Dane County, and Wisconsin. Spanning his entire career; Mr. Locke has actively contributed his time and talents to the many grassroots efforts of regional and national banking associations, taking leadership roles in a variety of campaigns. Mr. Locke has also received numerous awards including the Community Bankers of Wisconsin Association's “Banker of the Year” in 2006, a finalist in the 2006 Ernst & Young Entrepreneur of the Year Award program and was named North Western Financial Review's 2009 Banker of the Year.

Mr. Locke serves on the following Board committees of the Bank: Executive & Governance (Alternate), Public Policy (Vice Chairman) and Operations & Technology (Chairman).

Leo J. Ries has been the Executive Director of Local Initiatives Support Corporation (LISC) in Milwaukee, Wisconsin, since 2000. Mr. Ries was a private consultant for profit and nonprofit corporations from 1999 to 2000. He also was Deputy Commissioner for the City of Milwaukee in the Department of Neighborhood Services in 1999 and Director of the Housing and Neighborhood Development Division from 1992 to 1998. Mr. Ries served on the Board of Directors of the Neighborhood Improvement Development Corporation from 1992 to 1999, Select Milwaukee, Inc, from 1996 to 2000, Walker's Point Development Corporation from 1999 to 2000 and Canticle Court/Juniper Court from 1999 to 2000. The Board nominated Mr. Ries to serve as an independent director based on his experience representing community interests in housing, as indicated by his background.

Mr. Ries serves on the following Board committees of the Bank: Affordable Housing (Vice Chairman) and Operations & Technology.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Steven F. Rosenbaum has been employed by Prospect Federal Savings Bank since 1987. He has served as President and CEO since 1998 and, in 2006, was named Chairman of the Board. Prior to his service with Prospect Federal Savings Bank, he was a lobbyist with the Illinois State Chamber of Commerce. In addition, he serves on the Board of the Illinois League of Financial Institutions (Chairman from 2002 to 2003), is a member of the Mutual Institutions Committee for the American Bankers Association, and a member of the Illinois Board of Savings Institutions. He is a member of the Board of Directors of Brother Rice High School (Chicago, Illinois).

Mr. Rosenbaum serves as the Bank's Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He also serves on the following Board committees of the Bank: Public Policy (Chairman) and Personnel & Compensation.

William W. Sennholz joined Marshfield Savings Bank (now Forward Financial Bank) in Marshfield, Wisconsin, in 2005 as President and CEO. Prior to his service with Marshfield Savings Bank, he served as President, CEO, and Chairman of the Board of Clarke County State Bank in Osceola, Iowa, from 2002 to 2005. From 1997 to 2002, Mr. Sennholz was the Vice President, Senior Lending Officer at Peoples State Bank in Wausau, Wisconsin. He held various positions of increasing responsibility at M&I First American Bank from 1989 to 1997.

Mr. Sennholz serves on the following Board committees of the Bank: Executive & Governance, Audit (Chairman), and Personnel & Compensation.

Michael G. Steelman has been with the Farmers and Merchants State Bank of Bushnell and its holding company, Prairieland Bancorp., Inc., since 1984. He has served as Chief Executive Officer of Farmers and Merchants State Bank of Bushnell since 1996, and was appointed Chairman in 2001. In addition, Mr. Steelman has served as President and Chairman of the holding company since 2001. Mr. Steelman served as Chairman of the Illinois Bankers Association in 2008-2009, and was actively involved in the legislative and regulatory process at federal and state levels. An attorney practicing in banking law, Mr. Steelman is a member of the Illinois State Bar Association, and a graduate of the University of Wisconsin Graduate School of Banking. Mr. Steelman also serves as Secretary and Director of the Bushnell Economic Development Corporation.

Mr. Steelman serves on the following Board committees of the Bank: Affordable Housing and Operations & Technology.

Russell C. Weyers has been employed by Johnson Bank in Racine, Wisconsin since February of 1995. He was named President and Chief Executive Officer of Johnson Bank and President and Chief Executive Officer of Johnson Financial Group in 2010. He has served on the Board of Johnson Bank since May of 2004 and on the Board of Johnson Insurance since 1996. Mr. Weyers also currently serves on the Board of Directors of A and E Inc. of Racine, Wisconsin.

Mr. Weyers serves on the following Board committees of the Bank: Executive & Governance, Personnel & Compensation (Chairman), and Operations & Technology (Vice Chairman).

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

Our Board of Directors determined that each Audit Committee member (Directors Sennholz, Aigotti, Dodds, Eberly, Greenbank and Herlache) is an “Audit Committee financial expert” for purposes of SEC Item 407(d) (5) of Regulation S-K. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2010 and currently, is not independent, with the exception of Directors Aigotti and Eberly who do not serve as officers or directors of a Bank member. Under Finance Agency regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Certain Relationships and Related Transactions on page 107.

Audit Committee Report

March 17, 2011

The Audit Committee of the Bank is comprised of non-executive directors. The Audit Committee recommended to the Board of Directors the appointment of PricewaterhouseCoopers LLP as the Bank's independent registered public accounting firm for 2010. The Audit Committee annually reviews our written charter and our practices, and has determined that our charter and practices are consistent with the applicable Federal Housing Finance Agency regulation and the provisions of the Sarbanes-Oxley Act of 2002.

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the Federal Home Loan Bank of Chicago's accounting, reporting and financial practices, including the integrity of its financial statements. Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PricewaterhouseCoopers LLP (PwC), is responsible for performing an independent audit of the Bank's financial statements in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board and the U.S. Government Accountability Office. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 10 times during 2010, and has regular executive sessions with both internal and external auditors.

In this context, the Audit Committee met and held discussions with management, the internal auditors and PwC. Management represented to us that the Bank's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee reviewed and discussed the financial statements with management and PwC. The Audit Committee also discussed with PwC the matters required by PCAOB AU 380. We discussed with PwC their independence.

Based on the discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report referred to above, the Audit Committee recommended to the Board, and the Board has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission.

Audit Committee Members:
William W. Sennholz, Chairman
Diane M. Aigotti, Vice Chairman
William R. Dodds, Jr.
Janice C. Eberly
Arthur E. Greenbank
Thomas L. Herlache, ex officio

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2011:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	57	President and Chief Executive Officer	2003
Sanjay K. Bhasin	42	Executive Vice President, Financial Markets	2004
Chad A. Brandt	46	Executive Vice President, Banking & Advance Products	2002
Michael A. Ericson	39	Executive Vice President, Risk Management	2005
Peter E. Gutzmer	57	Executive Vice President, General Counsel and Corporate Secretary	1985
Thomas H.W. Harper*	45	Executive Vice President, General Auditor	2005
Roger D. Lundstrom	50	Executive Vice President, Financial Information and Chief Financial Officer	1984
John Stocchetti	54	Executive Vice President, Operations and Technology	2006
Mary Jane Brown	59	Senior Vice President, Bank Services	2006
Eldridge Edgecombe	62	Senior Vice President, Community Investment	2001
*    Although Mr. Harper is a non-voting member of the Bank's Executive Team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Securities Exchange Act of 1934 because as General Auditor he is not in charge of a principal business unit, division or function, nor does he perform a similar policy making function.

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

Thomas H. W. Harper became Senior Vice President, General Auditor of the Bank in 2006 and Executive Vice President in January 2011. Prior to that, Mr. Harper was Senior Vice President, Audit Director from 2005 to 2006. Prior to joining the Bank, Mr. Harper was First Vice President, Senior Audit Manager with JPMorgan Chase and Co., from 2004 to 2005, responsible for the corporate areas of JPMorgan Chase and Co. From May 1997 until the merger of Bank One, NA with JPMorgan Chase in June 2004, Mr. Harper was responsible for the internal audit of the Commercial and Investment Bank, Treasury Services and Corporate areas of Bank One, NA. Mr. Harper was Vice President, Audit Manager with the First National Bank of Chicago, NA (which became Bank One, NA) in London, U.K. from 1993 to 1997 and an auditor in Banking and Financial Services with KPMG Peat Marwick in London, U.K., from 1987 to 1992. Mr. Harper is a Chartered Accountant (England and Wales), a Certified Financial Services Auditor, and a Certified Internal Auditor.

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

John Stocchetti became Executive Vice President, Operations and Administration (now Operations and Technology) of the Bank in May 2008, after serving as Senior Vice President, Acting Head of Operations and Administration from April 2008 until then. Mr. Stocchetti served as Senior Vice President, Project Premier Director of the Bank from 2006 to 2008. Prior to joining the Bank, Mr. Stocchetti was with Ritchie Capital Management, LLC, serving as Chief Financial Officer from 2005 to 2006 and Director - Business Development from 2004 to 2005. Previously, Mr. Stocchetti was with Learning Insights, Inc., serving as Chief Executive Officer from 2003 to 2004 and SVP, Operations and Product Management from 2000 to 2003.

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

There are no family relationships among the above executive officers or our directors.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2010 named executive officers (NEOs): Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Sanjay Bhasin, Executive Vice President & Group Head, Financial Markets; Chad Brandt, Executive Vice President & Group Head, Banking and Advance Products; Peter Gutzmer, Executive Vice President & Group Head, Legal & Government Relations; and John Stocchetti, Executive Vice President & Group Head, Operations & Technology.

All dollar amounts within this Item 11 Executive Compensation are presented in whole dollars unless otherwise specified.

Compensation Discussion & Analysis

Compensation Program Objectives and Philosophy

Our Board of Directors has established a Personnel & Compensation Committee (the P&C Committee) to assist it in matters pertaining to the employment and compensation of the President and CEO, other executive officers and our employment and benefits programs in general.

The goal of our compensation program is to set compensation at a level which allows us to attract, motivate, and retain talented executives who can enhance our business performance and help us fulfill our mission. Our compensation program is designed to reward:

•	Individual performance and attainment of bank-wide goals and business strategies on both a short-term and long-term basis;

•	The delivery of enhanced value to our members as shareholders;

•	Fulfillment of our mission;

•	Effective and appropriate management of risks, including financial, operational, market, credit, legal, regulatory, and other risks; and

•	The growth and enhancement of executive leadership.

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

Regulatory Oversight of Executive Compensation

The FHFA provides certain oversight of FHLB executive officer compensation. Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, the FHFA Director must prohibit an FHLB from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the FHFA has directed the FHLBs to submit all compensation actions involving named executive officers to the FHFA for prior review. Long and short-term incentive compensation performance criteria achievement and awards for our NEOs for 2010 are currently under review with the FHFA and are still being finalized.

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 95.

The P&C Committee considered the FHFA guidance in connection with its review of compensation for our executive officers for 2010 and 2011. In addition, our Chief Risk Officer reviewed our short- and long-term incentive compensation plans and goals and delivered a risk analysis report prepared by our Risk Management Group to the P&C Committee in January 2010 and again in January 2011. The P&C Committee reviewed this information, along with base salary information, and determined that the compensation payable to our executive officers for each of 2010 and 2011 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance. We submitted 2010 and 2011 compensation information for our NEOs to the FHFA for review in compliance with FHFA guidance.
Use of Compensation Consultants and Surveys

It is the intent of the P&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the P&C Committee reviews comparable market compensation information.

We participate in the annual Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted annually by Reimer Consulting, contains executive and non-executive compensation information for various positions across the 12 FHLBs.

The Federal Home Loan Bank System also engages McLagan Partners, a compensation consulting firm, to conduct an annual compensation survey including market statistics on salary, annual incentives, total cash, long-term/deferred awards and total compensation.  The survey covers

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

all the major functional areas from entry level positions to the President/CEOs. Participants include the twelve FHLBs, banks and other financial service firms.  McLagan reviews the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our P&C Committee.

The information obtained from these studies was considered by the Board of Directors, the P&C Committee and our President and CEO, as appropriate, when making compensation decisions for 2010 and 2011.

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

Employment and other Agreements

Four of our NEOs had an employment agreement with the Bank in 2010 and three of those agreements have subsequently expired as further described below.

Matthew R. Feldman

Mr. Feldman entered into an employment agreement with the Bank effective as of May 5, 2008 that provided for an employment term ending on May 31, 2011, unless terminated earlier as provided for in the agreement. The agreement was replaced with a new employment agreement effective January 1, 2011 as further described under 2011 Compensation Decisions on page 98.

Mr. Feldman's base salary for 2010 was $650,000, which had been established as his base salary for the three-year term of his 2008 employment agreement Under the agreement, the Bank agreed to indemnify Mr. Feldman with respect to any tax liabilities and penalties and interest under Section 409A of the Internal Revenue Code of 1986.

The 2008 employment agreement provided that Mr. Feldman would be entitled to participate in the President's Incentive Compensation Plan and the Key Employee Long Term Incentive Compensation Plan, but that payments to Mr. Feldman under these plans would be subject to the further condition that the Bank had (A) earned a net profit for the fiscal year and (B) had paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

Mr. Feldman's 2008 employment agreement provided for severance benefits, including one year of base salary continuation payments, under certain circumstances and in a manner consistent with the severance benefits payable under the Bank's Severance Plan. See Post-Termination Compensation on page 95. The agreement also provided for participation in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives.

Senior Executive Contracts

All of our NEO's (other than the President and CEO) are employees at-will of the Bank. Mr. Lundstrom Mr. Gutzmer and Mr. Stocchetti became employees-at-will of the Bank when their three year employment agreements with the Bank expired in January of 2011 and were not renewed consistent with the Bank's current philosophy of employing most senior executives as employees-at-will.

These employment agreements provided for an initial base salary amount, subject to merit and promotional increases. The initial base salary amounts were as follows:

Name	Initial Base Salary
Mr. Lundstrom	$270,000
Mr. Gutzmer	270,000
Mr. Stocchetti	280,000
In addition, the employment agreements provided for benefits under our employee benefit plans, incentive compensation pursuant to any plans adopted by the Board of Directors and severance benefits under certain conditions. Mr. Stocchetti's contract also provided for a change-of-control payment under certain circumstances. See Post-Termination Compensation on page 95.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Base Salary

Base salary is a key component of our compensation program. In making base salary determinations, the P&C Committee and the President and CEO review competitive market data from the Federal Home Loan Bank System Key Position Survey and the McLagan Survey and consider factors such as prior related work experience, individual job performance, and the position's scope of duties and responsibilities within our organizational structure and hierarchy.

Generally, the Board of Directors each year determines base salary for the President and CEO after it has received a recommendation from the P&C Committee. However, the Board of Directors approved a three year employment agreement for Mr. Feldman in 2008 in connection with his appointment as President and CEO and set his base salary at $650,000 for the initial contract term consistent with the reduced base salary level of the prior Bank President and CEO. In setting the base salary, the Board of Directors took into account the fact that based upon the Bank's projected financial performance, Mr. Feldman's incentive compensation opportunities in the near term would most likely be limited.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the P&C Committee. In setting base salaries, Mr. Feldman and the P&C Committee will generally consider competitive market data from the Federal Home Loan Bank System Key Position Survey and the McLagan Survey. The P&C Committee and Mr. Feldman have decided that the compensation guideline for base salaries for NEOs (other than the President and CEO) should target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the 12 FHLBs. They established this target based upon the complex nature and operations of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team. Following the recommendation of the President and CEO, the P&C Committee decided that based upon the expected financial performance of the Bank base salaries for our NEOs would not be increased for 2010. Further, none of our executive officers received base salary increases for 2011. See 2011 Compensation Decisions on page 98.

Short-Term Incentive Plans

Short-term incentive compensation is an important part of our overall compensation strategy and is designed to award the achievement of short-term performance goals and strategies.

For 2010, we had two short-term incentive bonus plans for our NEOs: the President's Incentive Compensation Plan covering the President and CEO and the Executive Incentive Compensation Plan covering the other NEOs. Both plans provide for the award of cash bonuses on the basis of performance over a one-year period calculated using weighted performance criteria correlated to our Board-approved strategic business plan for the year. Fifty percent of the bonus award under the Executive Incentive Compensation Plan is deferred and payable over a two-year period as further described below.

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
Performance Targets

Performance objectives for both the President's Incentive Compensation Plan and the Executive Incentive Compensation Plan are developed through an iterative process. Based on a review of our strategic business plan, the President and CEO, with input from senior management, develops performance criteria for consideration by the P&C Committee. The P&C Committee reviews the recommendations and establishes the final performance criteria. Prior to approval, the P&C Committee considers whether the performance criteria are aligned with our strategic business plan approved by the Board, whether the criteria are sufficiently ambitious so as to provide a meaningful incentive, and whether bonus payments, assuming that target levels of the performance criteria and goals are attained, will be consistent with the overall NEO compensation program.

Under both plans, the P&C Committee reserves the discretion to make adjustments in the performance criteria established for any award period either during or after the award period and to make or adjust award payments to compensate for or reflect any significant changes which may have occurred during the award period. Certain deferred payments may be adjusted in connection with material inaccuracies related to financial reporting.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

For 2010, the target values and performance criteria for both the President's Incentive Compensation Plan and the Executive Incentive Compensation Plan are set forth in the following table:

Target Value	2010 Performance Criteria
35%	$46 million GAAP net income for 2011 after REFCORP and AHP
20%	$96.7 million net operating expenses. Net operating expenses means total operating expenses plus mortgage loan expenses less MPF-related fee income
7.5%	Implementation of scheduled modules of software systems
7.5%	Implementation of scheduled reengineering projects
5%	Commitment of $5 million in funds in 2011 to qualifying AHP projects and the Downpayment Plus Program
25%	Implementation of capital stock plan

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage. Performance criteria achievement and short-term incentive awards for our NEOs for 2010 are currently under review with the FHFA and are still being finalized.

President's Incentive Compensation Plan

Award payments under the President's Incentive Compensation Plan and Mr. Feldman's employment agreement, can range, on the basis of performance, from 0% to 100% of annual salary with the target bonus being 60% of annual salary as described below. The P&C Committee, with the approval of the Board of Directors, may also make additional discretionary awards in consideration of extraordinary performance. For 2010, Mr. Feldman was not eligible to receive an award under the President's Incentive Compensation Plan because the conditions under his employment agreement were not met.

President's Incentive Compensation Plan
Performance Percentage	Award Payment Level [a]
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 3.0% of annual salary
100% (target amount)	60% of annual salary
Every 1% increase between 100% and 130%	An additional 1.33% of annual salary (to a maximum of 100% of annual salary)
a     As a condition of Mr. Feldman's 2008 employment agreement, that was effective during 2010, awards for Mr. Feldman under this plan were subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

Executive Incentive Compensation Plan

The Executive Incentive Compensation Plan covers the Bank's executive management team members including our NEOs (other than the President and CEO). The plan provides for the establishment of an award pool based upon the achievement of performance criteria and performance targets.

The award pool can range from 0% to 50% of the aggregate annual salaries of the Executive Team members (other than the President and CEO and General Auditor), with the pool target being 25% of the aggregate annual salaries as further described in the table below.

Executive Incentive Compensation Plan
Performance Percentage	Maximum Award Percentage
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.25% of annual salary
100% (target amount)	25% of annual salary
Every 1% increase between 100% and 130%	An additional 5/6ths of 1% of annual salary (to a maximum of 50% of annual salary)
The President and CEO has full discretion to make awards from the pool and may consider such factors as the satisfaction of individual goals and the achievement of specific levels of job performance for the plan year. Individual awards are approved by the P&C Committee. The President and CEO may also establish, subject to the approval of the P&C Committee, an additional bonus pool for any year from which the President and CEO may make discretionary awards. Performance criteria achievement and award payments for 2010 under this plan are currently under review with the FHFA and are still being finalized.

Upon completion of the plan year, payments are made pursuant to the following schedule:

•	50% paid in cash after the end of the plan year;

•	25% paid after the end of the second year; and

•	25% paid at the end of the third year.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Payment of deferred award amounts are conditioned upon whether or not there were material inaccuracies related to financial reporting or award performance metric criteria for the plan award year or succeeding plan year as determined by the P&C Committee. In connection with establishing the Executive Incentive Compensation Plan, the P&C Committee considered both a deferral and claw-back provision and determined that a deferral provision that allows it to cancel or adjust deferred award payments as a result of material inaccuracies in financial reporting or performance metric criteria is preferential over a provision requiring the claw-back of previously paid amounts.

In the event of retirement, death or disability of a plan participant, a change-of-control or termination of the participant's employment for good reason, deferred award amounts become payable within sixty days of such event. See Performance Targets on page 92 for a description of the performance criteria. See Grants of Plan-Based Awards on page 101 for potential 2010 award payments.

Key Employee Long Term Incentive Compensation Plan

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

Participants are vested in their respective awards, if any, at the end of the performance period provided that the participant is actively employed by the Bank at that time. If a participant retires, dies, incurs a separation from service on or after attaining normal retirement age of sixty-five on a date that is not more than 12 months before the end of a performance period, the participant becomes vested at the end of the performance period pro rata based upon the number of full months that the participant was employed during the performance period and the length of the performance period. In the event of (1) a change-of-control (as defined in the plan) or (2) a termination of the participant's employment by the participant for good reason (as defined in the plan), the participant will be fully vested in any performance period award to the extent an award is applicable at the end of the corresponding performance period; provided, however that if either of these events occurred the P&C Committee may exercise its discretion under the plan to adjust awards, including a pro-rata adjustment based upon the period of time the senior executive was employed during the performance period.

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

After termination of merger discussions with the FHLB of Dallas in April 2008, the Board of Directors adopted plan criteria for 2008 to 2010 in order to align long-term incentive compensation with the Bank's new three year strategic business plan. The plan was designed to determine awards calculated as a multiple of base salary (ranging from 2 to 3 times base salary) and the achievement of performance goals. The level of potential awards were increased over prior long-term plans to compensate for the lack of a long-term plan with potential awards in 2008 or 2009, the fact that payouts under the short-term plan would not be made until the Bank was profitable and stable and to provide a retention incentive in light of the anticipated significant efforts required to remediate the Bank. The 2010 potential payout levels under this plan are not intended to be repeated in future years as the Bank completes remediation and engages in business activities in a more normalized manner.

The performance goals for the 2008 to 2010 plan period are set forth below.

•	Income goal: generate core net income return on equity of at least 3 month LIBOR in 2010

•	Market risk goal: maintain the interest rate risk within the approved policy risk framework parameters given market conditions

•	Credit risk goal: experience no material credit losses with members or trading counterparties

Mr. Feldman was not eligible for a 2010 award under this plan because the conditions of his 2008 employment agreement were not met. In particular, in order to be eligible for an award the Bank must have (A) earned a net profit for the fiscal year and (B) paid dividends on its capital stock for at least two consecutive quarters during that fiscal year. Performance criteria achievement and award payments for the remaining NEOs under this plan are currently under review with the FHFA and as a result these amounts are still being finalized.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The performance goals for the 2010 to 2012 performance period are as follows:

Target Value	2010 to 2012 Performance Criteria
40%
Return on equity equal to three month LIBOR plus 0.5%. Return on equity means the difference between the 2010 to 2012 Bank quarterly return on regulatory capital after REFCORP and AHP and the average of the 2010 to 2012 quarterly three month LIBOR rate.

15%	$300 million increase in total capital. Increase in member capital stock plus retained earnings from 12/31/2009 to 12/31/2012.
15%	$100 million increase in member required capital stock. Increase of required member capital stock from 12/31/2009 to 12/31/2012.
10%
10 basis points or less operating expense ratio of total net operating expenses to average assets for 2012. “Net operating expenses” means total operating expenses plus mortgage loan expense less MPF-related fee income.

10%
$2 billion growth in member credit outstanding. Increase in the average dollar amount of member business from the average for the fourth quarter 2009 to the average for the fourth quarter 2012. Member business means advances, MPF loans outstanding (excluding on balance sheet) with Chicago members, standby bond purchase agreements and bonds purchased through the standby program.

10%	Ratio of market value of equity to book value of equity of at least 80%. The average ratio of the Bank's market value of equity to book value of equity for the fourth quarter of 2012.
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

President's Potential Awards
Performance Percentage	Award Payment Level [a]
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 3.0% of annual salary
100% (target amount)	60% of annual salary
Every 1% increase between 100% and 130%	An additional 1.33% of annual salary (to a maximum of 100% of annual salary)
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

Post-Termination Compensation

Severance Arrangements

The Bank executed employment agreements containing severance arrangements with key executives in January of 2008 in contemplation of a merger with the Federal Home Loan Bank of Dallas and all of these contracts have now expired. Mr. Gutzmer's, Mr. Lundstrom's, and Mr. Stocchetti's employment agreements were effective during 2010 and expired in January of 2011.

In connection with these agreements, we presented our Board of Directors with a study conducted by McLagan Partners comparing proposed contract elements against market practices. The Board of Directors decided to structure employment agreements for then serving executive management team members that did not include a change-of-control payment because the Board of Directors wished to provide an incentive for the executive management team to remain employed with the Bank during a transition period and not give them an incentive to terminate employment upon a change-of-control.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

On the other hand, the P&C Committee decided that an appropriately designed change-of-control provision would provide a retention incentive for certain key employees. Mr. Stocchetti was not yet serving on the executive management team when he entered into his employment agreement and so his agreement contains a change-of-control provision. Mr. Stocchetti was entitled to receive certain change-of-control payments until his contract terminated on January 1, 2011. His employment agreement provided for payment under the following three scenarios:

(1)
In the event of a change-of-control and continued employment of the executive officer, the executive officer may be entitled to receive a minimum incentive compensation award. If the executive officer is otherwise eligible to receive an annual incentive award pursuant to the Bank's Executive Incentive Compensation Plan, or a similar or successor plan following a change-of-control, then as an incentive to remain in the employ of the Bank he will be entitled to receive an incentive award that is at least equal to the amount calculated by multiplying 0.50 times the single highest incentive bonus payment paid to him during the three-year period immediately preceding the year in which the change-of-control occurred.

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

Under his 2008 employment agreement, Mr. Feldman was entitled to receive termination payments consistent with that which he would have received under the Bank-wide severance plan. In the event that his employment with the Bank was terminated either by him for good reason (as defined in the agreement) or by the Bank other than for cause (as defined in the agreement) Mr. Feldman was entitled to receive the following:

(1)	all accrued and unpaid salary for time worked as of the date of termination;
(2)    all accrued but unutilized vacation time as of the date of termination;
(3)    salary continuation (at the base salary in effect at the time of termination) for a one year period beginning on the date of termination; and
(4)    continued participation in the Bank's employee health care benefit plans in accordance with the terms of the Bank's then-current severance plan that would be applicable to the executive if his employment had been terminated pursuant to such plan, provided that the Bank will continue paying the employer's portion of medical and/or dental insurance premiums for one year from the date of termination.

If Mr. Feldman's employment with the Bank was terminated by the Bank for cause, by Mr. Feldman other than for good reason or by death or disability, Mr. Feldman is entitled only to the amounts in items (1) and (2) above.

The contractual elements included in the 2008 employment agreements for our NEOs related to term, payments upon termination, tax gross-ups and medical benefits were within the market practice ranges identified in a 2008 McLagan study. The Board of Directors decided that it would not include an automatic renewal provision (except for the President and CEO) or additional credits for years-of-service under our pension benefits.

Mr. Gutzmer's, Mr. Lundstrom's and Mr. Stocchetti's employment agreements provided for termination payments in the event that the executive's employment with the Bank was terminated either by the executive for good reason (as defined in the agreement) or by the Bank other than for cause (as defined in the agreement) as follows:

(1)	all accrued and unpaid salary for time worked as of the date of termination;
(2)    all accrued but unutilized vacation time as of the date of termination;
(3)    salary continuation (at the base salary in effect at the time of termination) for a specified period (described in the chart below) beginning on the date of termination;
(4)    continued participation in any bonus plan in existence as of the date of termination, provided that all other eligibility and performance objectives are met, as if the executive had continued employment through December 31 of the year of termination (the executive will not be eligible for bonuses paid with respect to any year following the year of termination); and
(5)    continued participation in the Bank's employee health care benefit plans in accordance with the terms of the Bank's then-current severance plan that would be applicable to the executive if his employment had been terminated pursuant to such plan.

If the executive's employment with the Bank was terminated by the Bank for cause, by the executive other than for good reason or by death or disability of the executive, the executive was entitled only to the amounts in items (1) and (2) above.

The right to receive the termination payments outlined above in connection with a termination for good reason or other than for cause was contingent upon the executive signing a general release of all claims against the Bank.

In 2010, Mr. Bhasin and Mr. Brandt were eligible to receive severance benefits under our Employee Severance Plan. Under the plan, if an employee covered by the plan were to be terminated other than for cause, including a constructive discharge, that employee would be entitled to receive the greater of: (1) four weeks' base salary for each full year of calendar service, but not to exceed 104 weeks; or (2) one year's base salary, subject to certain limits. In addition, we will make COBRA payments required to continue health insurance benefits for a time period equal to the number of weeks of pay such employee is entitled to receive (not to exceed the statutory COBRA continuation period).

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The specified period for salary continuation payments for each NEO effective as of December 31, 2010 are as set forth below.

Matthew R. Feldman	1 year
Roger D. Lundstrom *	3 years
Sanjay K. Bhasin	1 year
Chad A. Brandt	1 year
Peter E. Gutzmer *	3 years
John Stocchetti *	3 years
* Employment contracts for these executives expired in January, 2011.

The three year terms of Mr. Gutzmer's, Mr. Lundstrom's and Mr. Stocchetti's employment agreements ended in January of 2011 and the agreements were not renewed. At this time, these NEOs are covered by the Bank-wide Employee Severance Plan described above.

Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the authority to prohibit or limit any golden parachute or indemnification payment by an FHLB if a payment is made in contemplation of insolvency, the FHLB is insolvent or the payment may result in the preference of one creditor over another. Golden parachute payment means any compensation payment (or any agreement to make any payment) that is (i) contingent on, or by its terms is payable on or after, the termination of the person's employment or affiliation, and (ii) is received on or after insolvency, conservatorship, or receivership of the FHLB or the Director's determination that the FHLB is in a troubled condition (subject to a cease-and-desist order, written agreement, or proceeding, or determined to be in such a condition by the Director).

For a further description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 102.

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

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2010, the limitation on annual earnings was $245,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $195,000 in 2010.

The formula for determining the normal retirement annual benefit for employees hired prior to January 1, 2010 is 2.25%, multiplied by the number of years of the employee's credited service, multiplied by the employee's consecutive five-year average highest earnings. An employee's retirement benefit vests 20% per year beginning after an employee has completed two years of employment, but is completely vested at age 65 regardless of completed years of employment. Normal retirement age is 65, but a reduced benefit may be elected in connection with early retirement beginning at age 45. All of the NEOs other than Mr. Bhasin are currently eligible for the early retirement benefit. We also provide health care and life insurance benefits for retired employees of which they pay 50% of the total Bank premium for each benefit.

Savings Plan Benefits

We participate in the Pentegra Defined Contribution Plan for Financial Institutions (Savings Plan), a tax-qualified, defined-contribution savings plan. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or on after-tax basis to a Roth Elective Deferral Account or a regular account. In addition, under the Savings Plan and for employees who have completed one year of service, the Bank matches a portion of the employee's contribution (50% for employees with three years of service or less, 75% for employees with more than three years of service but less than five years of service, and 100% for employees with five or more years of service).

For 2010, our matching contribution was limited to $14,700 for each employee. For employees hired prior to January 1, 2010 both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2010, the Savings Plan limits the annual additions that can be made to a participating employee's account to $49,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $16,500 per year. In addition, no more than $245,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over could contribute catch-up contributions of up to $5,500 per year.

Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

2011 Compensation Decisions

Base Salary and Employment Agreements

In December of 2010, following the recommendation of the President and CEO, the P&C Committee decided that none of the NEOs (other than the President and CEO) would receive a base salary increase for 2011 consistent with the Bank's decision to not award merit increases to Bank employees for 2011 in an effort to further control operating expenses.

The Bank entered into a new employment agreement with Mr. Feldman effective January 1, 2011 which replaces his prior agreement that was effective May 5, 2008. The new agreement provides for a four year employment term ending December 31, 2014, unless terminated earlier as provided for in the agreement. The agreement provides for automatic one-year extensions until such date as the Board of Directors or Mr. Feldman gives notice and terminates the automatic extension provision. Under this agreement, the Board of Directors set Mr. Feldman's base salary at $695,000 after considering the improvement in the Bank's financial condition, the fact that Mr. Feldman had not received salary increases or incentive compensation payments in over two years and the overall competitive market data from the 2010 FHLB System Key Position Survey.  The Board of Directors decided upon a base salary that would place Mr. Feldman near the 75th percentile of the base salaries paid to other FHLB presidents based upon the complex nature and operations of the Bank relative to the other FHLBs and the importance of his retention.   Selecting a base salary at the 75th percentile is consistent with the P&C Committee's target for the other members of the Bank's executive team. The P&C Committee will review Mr. Feldman's performance annually and in its discretion may recommend an increase in salary to the Board of Directors for approval.

Under the Agreement, the Bank has agreed to indemnify Mr. Feldman with respect to any tax liabilities and penalties and interest under Section 409A of the Internal Revenue Code of 1986.

Mr. Feldman is entitled to participate in the President's Incentive Compensation Plan and the Key Employee Long Term Incentive Compensation Plan and the Board of Directors may award a discretionary bonus to Mr. Feldman separate from any incentive compensation earned under these plans. Mr. Feldman is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives.

Under the terms of the employment agreement, in the event that Mr. Feldman's employment with the Bank is terminated either by him with good reason (as defined in the agreement), by the Bank other than for cause (as defined in the agreement), by non-renewal by the Bank of the agreement, or as a result of the death or disability of Mr. Feldman, Mr. Feldman is entitled to receive the following payments:

(1)	all accrued and unpaid salary for time worked as of the date of termination;
(2)    all accrued but unutilized vacation time as of the date of termination;
(3)    salary continuation (at the base salary in effect at the time of termination) for a one-year period beginning on the date of termination;
(4)    payment in a lump sum of an amount equal to the minimum total incentive compensation that Mr. Feldman would otherwise have been entitled to receive if all performance targets for the current calendar year had been met at a 100% level;
(5)    continued participation in the Bank's employee health care benefit plans in accordance with the terms of the Bank's then-current severance plan that would be applicable to him if his employment had been terminated pursuant to such plan, provided that the Bank will continue paying the employer's portion of medical and/or dental insurance premiums for one year from the date of termination, and
(6)    an additional amount under the Banks Post-December 31, 2004 Benefit Equalization Plan equal to the additional annual benefit as if such benefit had been calculated as though (i) Mr. Feldman were 3 years older than his actual age and (ii) Mr. Feldman had 3 additional years of service at the same rate of annual compensation in effect for the 12-month period ending on the December 31 immediately preceding the termination of Mr. Feldman's employment.

If Mr. Feldman's employment with the Bank is terminated by the Bank for cause or by Mr. Feldman other than for good reason, Mr. Feldman is entitled only to the amounts in items (1) and (2) above.

The employment agreement provides that Mr. Feldman will not be entitled to any other compensation, bonus or severance pay from the Bank other than those specified above and any vested rights which he has under any pension, thrift, or other benefit plan, excluding the severance plan. The right to receive termination payments outlined above in connection with a termination for good reason, other than for cause or non-renewal of the employment agreement is contingent upon, among other things, Mr. Feldman signing a general release of all claims against the Bank in such form as the Bank requires.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Short-Term Incentive Plans

Effective January 1, 2011, upon the recommendation of the P&C Committee, the Board revised the President's Incentive Compensation Plan covering short-term incentive compensation for our President and CEO to defer a portion of the awards. The P&C Committee considered both a deferral and claw-back provision and determined that a deferral provision that allows it to cancel or adjust deferred award payments as a result of material inaccuracies in financial reporting or performance metric criteria is preferential over a provision requiring the claw-back of previously paid amounts. This revised plan continues to provide for the payment of an award based upon the achievement of performance criteria and targets. The award can range from 0% to 100% of annual salary with the target bonus being 60% of annual salary. Previously, awards were paid in full after the completion of the plan year. Under the revised President's Incentive Compensation Plan, payments will be deferred as follows:

•	50% paid in cash after the end of the plan year;

•	25% paid after the end of the second year; and

•	25% paid at the end of the third year.

Payment of deferred award amounts are conditioned upon whether or not there were material inaccuracies related to financial reporting or award performance metric criteria for the plan award year or succeeding plan year as determined by the P&C Committee. In the event of retirement, death or disability of the President and CEO, a change-of-control or termination of employment by the President and CEO for good reason, deferred award amounts become payable within sixty days of such event.

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

The P&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the P&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The P&C Committee:

Russell C. Weyers, Chairman
Thomas M. Goldstein, Vice Chairman
Steven F. Rosenbaum
William W. Sennholz
Thomas L. Herlache, ex officio

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Compensation Tables

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Retention Bonus	Non-Equity Incentive Plan Compensation [a]			Change in Pension Value	All Other Compensation [b]	Total
				Short-Term	Long-Term
Matthew R. Feldman [c]	2010	$650,000	$—	$—	$—	—	$248,000	$14,700	$912,700
President and Chief Executive Officer	2009	650,000	—	—	—	—	169,000	14,700	833,700
	2008	576,903	—	—	—	—	136,000	10,530	723,433

Roger D. Lundstrom	2010	295,000	—	—	—	—	217,000	14,700	526,700
Executive Vice President and Chief Financial Officer	2009	292,917	—	—	—	—	170,000	14,700	477,617
	2008	270,000	—	—	—	—	201,000	13,800	484,800

Sanjay K. Bhasin	2010	400,000	—	—	—	—	72,000	14,700	486,700
Executive Vice President and Group Head, Financial Markets	2009	396,667	—	—	—	—	45,000	12,750	454,417
	2008	347,935	90,000	—	—	—	40,000	10,350	488,285

Chad A. Brandt	2010	285,000	—	—	—	—	72,000	14,700	371,700
Executive Vice President and Group Head, Banking and Advance Products	2009	284,375	—	—	—	—	60,000	14,700	359,075
	2008	277,500	70,000	—	—	—	50,000	13,800	411,300

Peter E. Gutzmer [d]	2010	285,000	—	—	—	—	266,000	14,700	565,700
Executive Vice President and Group Head, Legal & Government Relations

John Stocchetti	2010	400,000	—	—	—	—	83,000	11,025	494,025
Executive Vice President and Group Head, Operations and Technology	2009	396,667	—	—	—	—	65,000	7,350	469,017
	2008	333,939	—	—	—	—	56,000	7,028	396,967

a    Mr. Feldman was not eligible for an award in 2010 under the President's Incentive Compensation Plan or Key Employee Long Term Incentive Compensation Plan because the conditions under his employment agreement were not met. Short and long-term incentive compensation performance criteria achievement and awards for 2010 for the remaining NEOs are currently under review by the FHFA and have not yet been finalized.
b    Amounts reported for all other compensation consist of Bank contributions to employee 401(k) and BEP plans.
c    Mr. Feldman was named President and CEO effective May 5, 2008 and served as Acting President from April 14, 2008 through May 4, 2008 and served as Executive Vice President, Operations & Administration Group through April 11, 2008.
d    Mr. Gutzmer was not a named executive officer for 2008 and 2009.

Narrative to Summary Compensation Table

Compensation under the heading Short-Term in the Summary Compensation Table is comprised of awards under our President's Incentive Compensation Plan and Executive Incentive Compensation Plan (formerly the Management Incentive Compensation Plan). Compensation under the heading Long Term in the Summary Compensation table is comprised of awards under our Key Employee Long Term Compensation Plan.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Grants of Plan-Based Awards

The table below describes the potential NEO awards under the President's Incentive Compensation Plan and the Executive Incentive Compensation Plan for the plan period covering January 1, 2010 through December 31, 2010 and the Key Employee Long Term Incentive Compensation Plan for the plan period covering January 1, 2010 through December 31, 2012. See Short-Term Incentive Plans on page 92 and Key Employee Long Term Incentive Compensation Plan on page 94 for a description of the performance criteria under these plans.

	Short-Term 2010 Estimated Future Payouts		Long-Term 2010 - 2012 Estimated Future Payouts
Name	Target	Maximum	Target [b]	Maximum
Matthew R. Feldman [a]	$390,000	$650,000	$390,000	$650,000
Roger D. Lundstrom	73,750	147,500	73,750	147,500
Sanjay K. Bhasin	100,000	200,000	100,000	200,000
Chad A. Brandt	71,250	142,500	71,250	142,500
Peter E. Gutzmer	71,250	142,500	71,250	142,500
John Stocchetti	100,000	200,000	100,000	200,000
a     As a condition of Mr. Feldman's 2008 employment agreement that was effective for 2010, awards for Mr. Feldman under the President's Incentive Compensation Plan were subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.
b     In estimating the maximum payout, we have utilized current base salaries for 2011. The actual payout will be based upon base salaries in effect at the end of the performance period which is December 31, 2012.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit
Matthew R. Feldman	Pension	6.75	$303,000
	BEP	6.75	421,000

Roger D. Lundstrom	Pension	26.33	829,000
	BEP	26.33	363,000

Sanjay K. Bhasin	Pension	6.08	119,000
	BEP	6.08	78,000

Chad A. Brandt	Pension	7.75	195,000
	BEP	7.75	57,000

Peter E. Gutzmer	Pension	25.17	1,164,000
	BEP	25.17	534,000

John Stocchetti	Pension	3.75	140,000
	BEP	3.75	85,000

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 95. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant's accumulated benefit is calculated as of December 31, 2010 and 2009. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by 50% of the qualified Pension Plan benefit valued using the 2000 RP Mortality table (static mortality table for lump sums) and 50% of the qualified Pension Plan benefit is valued using the 2000 RP Mortality table (generational mortality table for annuities) valued at an interest rate of 5.54% as of December 31, 2010 and a 5.96% interest rate as of December 31, 2009.
The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2010 accumulated benefit and the present value of the December 31, 2010 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are than deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The nonqualified Benefit Equalization Plan benefit is valued using the 2000 RP Mortality table (uses generational mortality table only) at an interest rate of 5.50% as of December 31, 2010 and an interest rate of 6.0% as of December 31, 2009.

The difference between the present value of the December 31, 2010 accumulated benefit and the present value of the December 31, 2009 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [b]	Aggregate Earnings in Last FY [c]	Aggregate Balance of All Plans at Last FYE
Matthew R. Feldman	BEP	$24,300	$—	$144	$89,515
Roger D. Lundstrom	BEP	30,700	213	492	271,333
Sanjay K. Bhasin	BEP	9,300	—	165	91,526
Chad A. Brandt	BEP	40,500	9,713	291	178,041
Peter E. Gutzmer	BEP	2,400	—	28	16,229
John Stocchetti	BEP	9,300	—	203	111,164
a    The table above includes salary reduction contributions by our NEOs and matching Registrant Contributions by the Bank under the Benefit Equalization Plan. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 98.
b    Included in 2010 amounts in Summary Compensation Table on page 100.
c    Not included in 2010 compensation as rate paid was not above a market rate.

Potential Payments Upon Termination Table

Name	Severance	Short-Term Incentive Plan [a]	Long-Term Incentive Plan Payment [a]	Health Care	Total
Matthew R. Feldman [b]	$650,000	$—	$—	$9,170	$659,170
Roger D. Lundstrom [c]	885,000	—	—	21,608	906,608
Sanjay K. Bhasin	400,000	—	—	14,402	414,402
Chad A. Brandt	275,000	—	—	14,402	289,402
Peter E. Gutzmer [c]	825,000	—	—	21,608	846,608
John Stocchetti [c]	1,200,000	—	—	14,402	1,214,402
a    Payments under the short and long-term incentive compensation plans are not estimable at this time as performance criteria achievement and award payments under these plans are currently under review with the FHFA and are still being finalized.
b    Mr. Feldman was not eligible for an award under the President's Incentive Compensation Plan or Key-Employee Long Term Incentive Compensation Plan because the conditions under his employment agreement were not met.
c    Mr. Lundstrom's, Mr. Gutzmer's and Mr. Stocchetti's employment agreements expired in January 2011 and they are no longer entitled to receive severance benefits under the terms of their employment agreements, but may be eligible for severance benefits under our Employee Severance Plan as described under Severance Arrangements on page 95.

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2010 under certain conditions. For purposes of calculating the severance benefit outlined in the table, we have assumed that Mr. Feldman, Mr. Gutzmer, Mr. Lundstrom and Mr. Stocchetti were terminated by us other than for cause or that the NEO terminated his employment for good reason and he would receive the termination payments outlined in his employment agreement and continued Bank-subsidized health care coverage. With respect to Mr. Bhasin and Mr. Brandt, we have assumed that their employment was terminated by us other than for cause, including a constructive discharge, and these NEOs would receive the termination payments outlined in the Employee Severance Plan and continued Bank-subsidized health care coverage. See Severance Arrangements on page 95.

If a change-of-control event were to occur under Mr. Stocchetti's employment agreement, as of December 31, 2010, he would have been entitled to receive a change-of-control payment of $129,000.

In addition to the amounts indicated above, our NEOs are entitled to receive benefits under the Benefit Equalization Plan and the Pension Plan in accordance with the terms of those plans.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for time spent reviewing Bank materials, preparing for meetings, participating in other Bank activities and actual time spent attending the meetings of the Board of Directors and its committees. Directors are also reimbursed for reasonable Bank-related travel expenses. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, each year we participate in an FHLB System review of director compensation which includes a director compensation study prepared by McLagan Partners. The McLagan study includes separate analysis of director compensation for small asset size commercial banks, Farm Credit Banks, and S&P 1500 firms.

Our Board of Directors decided that director compensation levels for 2010 should remain at the same level as 2009 based upon the 2009 financial performance of the Bank. The 2009 McLagan study recommended setting a straight annual retainer at the lower-end of the annual retainer for commercial banks included in the study with additional retainer amounts for the chairman, vice-chairman, and committee chair positions. Our Board considered this study in establishing our 2009 director fees and our 2009 director fees were consistent with those at the other FHLBs.

2010 Compensation
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

The table below sets forth Director Compensation for 2010.

Name	2010 Total Fees Earned or Paid in Cash
P. David Kuhl - Chair	$60,000
Thomas L. Herlache - Vice Chair	55,000
Diane M. Aigotti	55,000
Edward P. Brady	45,000
William R. Dodds, Jr.	50,000
Janice C. Eberly	45,000
James D. Ericson [a]	18,750
Thomas M. Goldstein	45,000
Arthur E. Greenbank [a]	11,250
Roger L. Lehmann	50,000
E. David Locke	47,083
Kathleen E. Marinangel	50,000
Richard K. McCord [a]	33,333
Leo J. Ries	45,000
Steven F. Rosenbaum	50,000
William W. Sennholz	45,000
Gregory A. White	45,000
Russell C. Weyers	45,000
Total	$795,416
a    partial year

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

In connection with setting Director compensation for 2011, our Board of Directors considered the increasing Director compensation trends within the FHLB System and decided to maintain compensation levels at the same amounts as 2009 and 2010 because the Directors believe further improvement of the Bank should occur prior to increasing director compensation.

We are a cooperative and our capital stock may only be held by current and former member institutions, so we do not provide compensation to our directors in the form of stock or stock options. In addition, our directors do not participate in any of our incentive, pension, or deferred compensation plans.

FHLB Director compensation is subject to FHFA regulations that permit an FHLB to pay its directors reasonable compensation and expenses, subject to the authority of the FHFA Director to object to, and to prohibit prospectively, compensation and other expenses that the Director determines are not reasonable.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members are for the election of our directors, as more fully discussed in 2010 Director Election on page 83.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock as of February 28, 2011:

As of February 28, 2011		Regulatory capital stock	% of total
Bank of America N.A. [a] 100 North Tryon Street Charlotte, North Carolina 28255		$230	8%
One Mortgage Partners Corp. [b] 270 Park Avenue New York, New York 10017	—	172	6%
Harris National Association 111 West Monroe Street Chicago, Illinois 60690		160	6%
M&I Marshall & Ilsley Bank 770 North Water Street Milwaukee, Wisconsin 53202		152	5%
PNC Bank, National Association [c] One PNC Plaza, 249 Fifth Avenue Pittsburgh, Pennsylvania 15222		146	5%

a    On October 17, 2008, LaSalle Bank, N.A. was merged into Bank of America, N.A. and became ineligible for membership because Bank of America, N.A. has its principal place of business in Charlotte, North Carolina, outside of our membership district. The capital stock was reclassified to MRCS as of October 17, 2008 and has not yet been redeemed.
b    One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
c    MidAmerica Bank, FSB, became ineligible for membership due to an out-of-district merger with National City Bank, effective February 9, 2008. Its capital stock was reclassified to MRCS at that time and has not yet been redeemed. Effective November 6, 2009, National City Bank merged into PNC Bank, National Association.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank as of February 28, 2011. Independent directors do not control any capital stock of the Bank.

Institution and Address	Director Name	Capital Stock	Percent of Total Outstanding Capital
The Northern Trust Company	William R. Dodds, Jr.	$60.5	2.1%
50 S. LaSalle St.
Chicago, IL 60603

Johnson Bank	Russell C. Weyers	15.8	0.6%
555 Main Street
Racine, WI 53403

Baylake Bank	Thomas L. Herlache	6.8	0.2%
1737 Memorial Drive
Sturgeon Bay, WI 54235

Forward Financial Bank	William W. Sennholz	2.8	0.1%
207 W. 6th Street
Marshfield, WI 54449

Prospect Federal Savings Bank	Steven F. Rosenbaum	2.7	0.1%
11139 South Harlem Avenue
Worth, IL 60482

First Bankers Trust Company, N.A.	Arthur E. Greenbank	2.1	0.1%
1201 Broadway
Quincy, IL 62301

McFarland State Bank	E. David Locke	4	0.1%
5990 Highway 51
McFarland, WI 53558

The Harvard State Bank	Roger L. Lehmann	0.9	—%
35 North Ayer Street
Harvard, IL 60033

Farmers & Merchants State Bank of Bushnell	Michael G. Steelman	0.1	—%
484 E. Main St.
Bushnell, IL 61422

Total Directors as a group		$95.7	3.3%

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

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or executive officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 83. We have six independent directors and nine member directors currently serving on our Board.

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

During 2010, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

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

See Information Regarding Current Directors of the Bank on page 84 for more information on our current directors. Directors who served in 2010 but are no longer members of our Board include member directors P. David Kuhl, Kathleen E. Marinangel and Richard K. McCord and independent director James D. Ericson. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

FHFA Regulations Regarding Independence

The FHFA director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Relationships considered disqualifying by the FHFA include: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. Our Board of Directors assesses the independence of each director under the FHFA's independence standards, regardless of whether he or she serves on the Audit Committee. Our Board of Directors determined that all directors who served in 2010 were, and all current directors are, independent under these criteria.

SEC Rules Regarding Independence

SEC rules require our Board to adopt a standard of independence to evaluate our directors. Pursuant thereto, the Board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of our directors are independent, which members of our Audit Committee are not independent, and whether our Audit Committee's financial experts are independent.

Under the NYSE rules, no director qualifies as independent unless the full Board affirmatively determines that he or she has no material relationship with the issuer (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). In addition, the NYSE rules set out a number of specific disqualifications from independence, including certain employment relationships between the director or his or her family members and the issuer, the issuer's internal or external auditor, another company where any of the issuer's executive officers is a compensation committee member or another company that conducted business with the issuer above a specified threshold; and receipt by the director or his or her family members of compensation from the issuer above a specified threshold.

Applying the NYSE independence standards to those member directors who served in 2010 and as of the date of this Report, our Board determined that only member directors Dodds, Kuhl, Lehmann, Rosenbaum, and Sennholz did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these current member directors meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors is independent under the NYSE independence standards.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been billed by our external accounting firm:

For the Years Ended December 31, (in thousands)	2010	2009
Audit fees	$729	$939
Audit related fees	38	75
Total fees	$767	$1,014

Audit fees during the two years ended December 31, 2010, were for professional services rendered for the audits of our financial statements. Audit related fees for the two years ended December 31, 2010, were for assurance and related services primarily related to accounting and consultations.

No tax related fees were paid during the two years ended December 31, 2010. No other fees were paid during the two years ended December 31, 2010 for financial information system design, implementation, or software license fees.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART IV

Item 15.    Exhibits, Financial Statements Schedules.

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 17, 2011 or, as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports, copies of which may be obtained by going to the SEC's website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]

3.2	Federal Home Loan Bank of Chicago Bylaws [b]

10.1.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [c]

10.1.2	First Amendment to Sublease Agreement, dated January 26, 2010 [d]

10.2	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [c]

10.3	Advances, Collateral Pledge, and Security Agreement

10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [a]

10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [a]

10.6.1	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement, dated September 15, 2000 [a]

10.6.2	First Amendment to Liquidity Option and Master Participation Agreement, dated April 16, 2001 [a]

10.6.3	Second Amendment to Liquidity Option and Master Participation Agreement, dated January 22, 2004 [a]

10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [e]

10.8	The form of the Employment Agreement between the Federal Home Loan Bank of Chicago and Roger D. Lundstrom and Peter E. Gutzmer, each dated January 29, 2008

10.9.1	Employment Agreement between the Federal Home Loan Bank of Chicago and John Stocchetti, dated January 2, 2008 [f]

10.9.2	Amendment to Employment Agreement between the Federal Home Loan Bank of Chicago and John Stocchetti dated January 29, 2008 [f]

10.10.1	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective May 5, 2008 [g]

10.10.2	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2011[h]

10.11.1	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, dated January 21, 2003 [a]

10.11.2	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, effective January 1, 2011 [h]

10.12	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 [i]

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Exhibit No.	Description
10.13	Federal Home Loan Bank of Chicago Executive Incentive Compensation Plan, dated January 26, 2010 [j]

10.14	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 [a]

10.15	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, dated December 19, 2008 [i]

10.16	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 [k]

10.17	Federal Home Loan Bank of Chicago Board of Directors 2010 Compensation Policy [j]

10.18	Federal Home Loan Bank of Chicago Board of Directors 2011 Compensation Policy

10.19	Joint Capital Enhancement Agreement, dated February 28, 2011 [l]

14	The Federal Home Loan Bank of Chicago Code of Ethics [m]

24	Power of Attorney (included on the signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

99.1	Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2007-SUP-01), dated October 10, 2007 [n]

99.2	Amendment to Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2008-SUP-01), dated July 24, 2008 [o]

a    Filed with our Form 10 on December 14, 2005
b    Filed with our 8-K Current Report on December 18, 2009
c    Filed with our 8-K Current Report on January 15, 2009
d    Filed with our 8-K Current Report on February 1, 2010
e    Filed with our 8-K Current Report on June 28, 2006
f    Filed with our 8-K/A Current Report on April 28, 2008
g    Filed with our 8-K/A Current Report on June 10, 2008
h    Filed with our 8-K Current Report on January 7, 2011
i    Filed with our 2008 Form 10-K on March 20, 2009
j    Filed with out 2009 Form 10-K on March 18, 2010
k    Filed with our 2007 1st Quarter Form 10-Q on May 11, 2007
l    Filed with our 8-K Current Report on March 1, 2011
m    Published on our website at www.fhlbc.com/fhlbc/corp_governance.shtml
n    Filed with our 2007 Form 10-K on March 19, 2008
o    Filed with our 2008 3rd Quarter Form 10-Q on November 12, 2008

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

AHP: Affordable Housing Program

ALM Policy: Our Asset/Liability Management Policy

Acquired Member Assets (AMA): Assets that an FHLB may acquire from or through FHLB System members or housing associates by means of either a purchase or a funding transaction.

AOCI: Accumulated Other Comprehensive Income

BEP: Benefit Equalization Plan

C&D Order: We entered into a Consent Cease and Desist Order with the Finance Board on October 10, 2007 and an amendment thereto as of July 24, 2008.

CDFI: Community development financial institution

CDO: Collateralized debt obligation

CE Amount: A PFI's assumption of credit risk on conventional MPF Loan products that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI. Does not apply to the MPF Xtra product.

CE Fee: Credit enhancement fee. PFIs are paid a credit enhancement fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance based.

CEDA: Community Economic Development Advance Program

CEP Amount: This includes the CE Amount. In addition, the PFI may also contract for a contingent performance based credit enhancement fee whereby such fees are reduced up to the amount of the FLA by losses arising under the master commitment.

CFI: Community Financial Institution - Defined as FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA. The average total assets for calendar year-ends 2008-2010 must be $1.040 billion or less ($1.029 billion for 2007-2009 and $1.011 billion for 2006-2008).

CFTC: Commodity Futures Trading Commission

CIP: Community Investment Program

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

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

Federal Reserve: Federal Reserve Bank of New York

FFELP: Federal Family Education Loan Program

FHA: Federal Housing Administration

FHFA: Federal Housing Finance Agency - The Housing and Economic Recovery Act of 2008 enacted on July 30, 2008 created the Federal Housing Finance Agency which became the regulator of the FHLBs.

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

Fitch: Fitch Ratings, Inc.

FLA: First loss account is a memo account used to track the MPF Bank's exposure to losses until the CE Amount is available to cover losses.

FMP: FHFA's Financial Management Policy

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

Moody's: Moody's Investors Service

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
MRCS: mandatorily redeemable capital stock
NCUA: National Credit Union Administration, an independent federal agency that charters and supervises federal credit unions and insures savings in federal and most state-chartered credit unions.

Nonaccrual MPF Loans: Nonperforming mortgage loans in which the collection of principal and interest is determined to be doubtful or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection.

NRSRO: Nationally Recognized Statistical Rating Organization

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

Owner Bank: MPF Bank selling interests in MPF Loans.

P&C Committee: Personnel and Compensation Committee

PCAOB: Public Company Accounting Oversight Board

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

REO: Real estate owned

RHS: Department of Agriculture Rural Housing Service

ROE: Return on equity (Net income for the period divided by average equity during the period)

S&P: Standard and Poor's Rating Service

Savings Plan: Pentegra Defined Contribution Plan for Financial Institutions.
SBA: Small Business Administration

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

SMI: Supplemental mortgage insurance

SPE: Special Purpose Entity

System: The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks and the Office of Finance

TARP: U.S. Treasury Department's Troubled Asset Relief Program

TLGP: The FDIC's Temporary Liquidity Guarantee Program.

TVA: Tennessee Valley Authority

VA: Department of Veteran's Affairs

Voluntary capital stock: Capital stock held by members in excess of their statutory requirement.

Voluntary capital stock ratio: Voluntary capital stock divided by regulatory capital.

Federal Home Loan Bank of Chicago
2010 Annual Financial Statements and Notes

Federal Home Loan Bank of Chicago

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of income, of capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the “Bank”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Chicago, IL
March 17, 2011

Federal Home Loan Bank of Chicago

Statements of Condition
(Dollars in millions, except par value)

December 31,	2010	2009
Assets
Cash and due from banks	$282	$2,823
Federal Funds sold and securities purchased under agreements to resell	7,243	2,715
Investment securities -
Trading, $286 and $51 pledged	1,652	1,370
Available-for-sale, $329 and $656 pledged	24,567	20,019
Held-to-maturity [a], $1,490 and $1,265 pledged	12,777	12,689
Total investment securities	38,996	34,078

Advances, $4 and $4 carried at fair value	18,901	24,148
MPF Loans held in portfolio, net of allowance for credit losses of $(33) and $(14)	18,294	23,838
Accrued interest receivable	189	247
Derivative assets	16	44
Software and equipment, net	45	25
Other assets	150	156
Total assets	$84,116	$88,074

Liabilities
Deposits -
Interest bearing	$655	$854
Non-interest bearing	164	148
Total deposits	819	1,002

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes, $4,864 and $0 carried at fair value	18,421	22,139
Bonds, $9,425 and $4,749 carried at fair value	57,849	58,225
Total consolidated obligations, net	76,270	80,364

Accrued interest payable	281	376
Mandatorily redeemable capital stock	530	466
Derivative liabilities	883	713
Affordable Housing Program assessment payable	44	13
Resolution Funding Corporation assessment payable	33	—
Investment securities traded but not yet settled	7	497
Other liabilities	100	65
Subordinated notes	1,000	1,000
Total liabilities	81,167	85,696
Commitments and contingencies - Note 23

Capital
Capital stock - putable $100 par value - 23 million shares issued and outstanding for both periods presented	2,333	2,328
Retained earnings	1,099	708
Accumulated other comprehensive income (loss)	(483)	(658)
Total capital	2,949	2,378
Total liabilities and capital	$84,116	$88,074
a    Fair values of held-to-maturity securities: $13,463 and $13,345.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income
(In millions)

For the years ended December 31,	2010	2009	2008
Interest income	$2,774	$2,956	$3,772
Interest expense	1,997	2,376	3,570
Net interest income before provision for credit losses	777	580	202
Provision for credit losses	21	10	3
Net interest income	756	570	199

Non-interest gain (loss) on -
Other-than-temporary impairment (OTTI) charges, credit portion [a]	(163)	(437)	(292)
Trading securities	(17)	(14)	18
Sale of available-for-sale securities	10	19	10
Derivatives and hedging activities	52	(83)	45
Instruments held under fair value option	8	2	1
Early extinguishment of debt incl. $(17), $(5), and $1 from debt transferred to other FHLBs	(30)	(5)	20
Other, net	13	11	6
Total non-interest gain (loss)	(127)	(507)	(192)

Non-interest expense -
Compensation and benefits	66	62	63
Professional service fees	9	14	13
Amortization and depreciation of software and equipment	15	15	16
MPF Program Expense	6	7	10
Finance Agency/Finance Board and Office of Finance expenses	8	6	5
Other expense	27	24	19
Total non-interest expense	131	128	126

Income (loss) before assessments	498	(65)	(119)

Assessments -
Affordable Housing Program	41	—	—
Resolution Funding Corporation	91	—	—
Total assessments	132	—	—

Net income (loss)	$366	$(65)	$(119)

a        Components of the other-than-temporary impairment charges -

Total other-than-temporary impairment	$(42)	$(1,404)	$(292)
Non-credit portion reclassified to (from) accumulated other comprehensive income	(121)	967	—
Other-than-temporary impairment charges, credit portion [b]	$(163)	$(437)	$(292)

b    On April 9, 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI, amending the prior guidance. We adopted the FASB guidance effective January 1, 2009 and recorded a cumulative effect adjustment of $233 million to retained earnings related to the non-credit portion of OTTI recorded as Total OTTI in 2008. See Note 7 - Investments Securities Accounting Policies.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital
(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (AOCI)	Total Capital	Comprehensive Income (Loss)
	Shares [a]	Par Value
Balance, December 31, 2007	27	$2,661	$659	$(251)	$3,069	$(43)
Net income (loss)			(119)		(119)	(119)
AOCI -
Net change in available-for-sale securities				25
Net change in held-to-maturity securities [b]				62
Net change in cash flow hedging activities				(478)
Net change in retirement plans				3
Net change in AOCI					(388)	(388)
Proceeds from issuance of capital stock	1	115			115
Reclassification of capital stock to mandatorily redeemable	(4)	(390)			(390)
Balance, December 31, 2008	24	$2,386	$540	$(639)	$2,287	$(507)
January 1, 2009, cumulative effect non-credit impairment adjustment [c]			233	(233)	—
Net income (loss)			(65)		(65)	(65)
AOCI -
Net change in available-for-sale securities				568
Net change in available-for-sale securities OTTI non-credit				1
Net change in held-to-maturity securities [b]				54
Net change in held-to-maturity securities OTTI non-credit				(746)
Net change in cash flow hedging activities				335
Net change in retirement plans				2
Net change in AOCI					214	214
Proceeds from issuance of capital stock	1	102			102
Reclassification of capital stock to mandatorily redeemable	(2)	(160)			(160)
Balance, December 31, 2009	23	$2,328	$708	$(658)	$2,378	$149
July 1, 2010 cumulative effect adjustment [c]			25		25
Net income (loss)			366		366	366
AOCI -
Net change in available-for-sale securities				168
Net change in available-for-sale securities OTTI non-credit				21
Net change in held-to-maturity securities [b]				14
Net change in held-to-maturity securities OTTI non-credit				293
Net change in cash flow hedging activities				(320)
Net change in retirement plans				(1)
Net change in AOCI					175	175
Proceeds from issuance of capital stock	1	70			70
Reclassification of capital stock to mandatorily redeemable	(1)	(65)			(65)
Balance, December 31, 2010	23	$2,333	$1,099	$(483)	$2,949	$541
a    Capital Shares excludes outstanding shares reclassified to mandatorily redeemable capital stock of 5 million, 5 million, and 4 million shares at December 31, 2010, 2009, and 2008.
b    On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from Available-for-Sale to Held-to-Maturity. The $138 million unrealized loss on these securities at that time was reported in Accumulated Other Comprehensive Income (Loss) and is being amortized using the constant effective interest method over the estimated lives of the securities, based on anticipated prepayments, offset by the interest income accretion related to the discount on the transferred securities.  In addition, other-than-temporary impairments on these securities have been recognized as discussed in Note 7- Investments.
c     See Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows (In millions)

	For the years ended December 31,	2010	2009	2008
Operating	Net income (loss)	$366	$(65)	$(119)
	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
	Depreciation and amortization	165	241	41
	Change in net fair value on derivatives and hedging activities	(163)	(354)	(30)
	Change in net fair value on trading securities	17	14	(18)
	Change in net fair value on assets and liabilities held under the fair value option	(8)	(2)	(1)
	Realized losses on other-than-temporarily impaired securities	163	437	292
	Other adjustments, incl. $17, $5, and $(1) from losses (gains) on early extinguishment of debt transferred to other FHLBs	63	(5)	(15)
	Net change in -
	Accrued interest receivable	(15)	(1)	(8)
	Other assets	(104)	(70)	(64)
	Accrued interest payable	(96)	(183)	(39)
	Other liabilities	56	(2)	(30)
	Total adjustments	78	75	128
	Net cash provided by (used in) operating activities	444	10	9
Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(4,528)	(1,135)	8,706
	Net change in advances	5,207	13,652	(7,483)
	MPF Loans held in portfolio -
	Principal collected	5,514	8,130	5,031
	Purchases	(50)	(43)	(2,320)
	Trading securities -
	Proceeds from maturities, sales and paydowns	117	587	838
	Purchases	—	(1,107)	(825)
	Held-to-maturity securities [a] -
	Short-term held-to-maturity securities, net	(263)	236	1,114
	Proceeds from maturities	3,185	3,096	1,553
	Purchases	(3,224)	(471)	(7,957)
	Available-for-sale securities -
	Proceeds from maturities and sales	1,272	1,151	954
	Purchases	(5,864)	(17,904)	(2,181)
	Proceeds from sale of foreclosed assets	112	51	41
	Capital expenditures for software and equipment	(5)	(10)	(7)
	Net cash provided by (used in) investing activities	1,473	6,233	(2,536)
Financing	Net change in deposits	(182)	245	(330)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	1,237,058	1,127,269	1,229,174
	Bonds	53,754	29,445	22,685
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(1,240,774)	(1,134,591)	(1,218,752)
	Bonds, incl. $(162), $(110), and $(789) transferred to other FHLBs	(54,265)	(25,826)	(30,357)
	Net proceeds (payments) on derivative contracts with financing element	(118)	(99)	116
	Proceeds from issuance of capital stock	70	102	115
	Redemptions of mandatorily redeemable capital stock	(1)	(95)	(11)
	Net cash provided by (used in) financing activities	(4,458)	(3,550)	2,640
	Net increase (decrease) in cash and due from banks	(2,541)	2,693	113
	Cash and due from banks at beginning of year	2,823	130	17
	Cash and due from banks at end of year	$282	$2,823	$130
Supplemental	Interest paid	$2,064	$2,421	$3,615
	Affordable Housing Program assessments paid	15	10	22
	Resolution Funding Corporation assessments paid	42	16	10
	Capital stock reclassified to mandatorily redeemable capital stock	65	160	390
	Transfers from Held-to-maturity to Trading securities	390	—	—
	Transfer of MPF Loans to real estate owned	123	94	64
a    Short-term held-to-maturity securities, net consists of investment securities that have a maturity of less than 90 days when purchased. Proceeds from maturities and purchases consist of securities with maturities of 90 days or more.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 1 - Background and Basis of Presentation

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

As a cooperative, we do business with our members, and former members (under limited circumstances). All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions and community development financial institutions located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership, and our capital stock is not publicly traded.

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

a    Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.
b    “Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “Downpayment Plus” are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires the extensive use of management's estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Certain amounts in the prior period have been reclassified to conform to the current presentation.

Cash Flows - For purposes of the statements of cash flows, we consider only cash and due from banks as cash and cash equivalents.

Significant Accounting Policies - The following table identifies our significant accounting policies and the note where a detailed description of each policy can be found.

Federal Funds Sold and Securities Purchased Under Agreements to Resell	Note 6
Investment Securities	Note 7
Advances	Note 8
MPF Loans	Note 9
Allowance for Credit Losses	Note 10
Software and Equipment	Note 11
Derivatives and Hedging Activities	Note 12
Consolidated Obligations	Note 15
Subordinated Notes	Note 16
Assessments	Note 17
Capital Stock and Mandatorily Redeemable Capital Stock	Note 19
Accumulated Other Comprehensive Income (Loss)	Note 20
Employee Retirement Plans	Note 21
Fair Value Accounting	Note 22
Commitments and Contingencies	Note 23
Transactions with Related Parties and Other FHLBs	Note 24

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations
Transfers of Financial Assets
On June 12, 2009, the FASB issued new accounting guidance on the accounting for transfers of financial assets. The guidance eliminates the scope exception for qualifying special purpose entities with respect to applying consolidation accounting guidance and provides clarifying guidance for purposes of determining whether or not a transfer of a financial asset is accounted for as a sale or a secured borrowing. This guidance is applicable only to our transfers of financial assets occurring on or after January 1, 2010. As a result, it has no effect on sales of MPF Loans or participations that occurred prior to January 1, 2010. We have determined that the guidance did not have an effect on our operating activities and financial statements as of January 1, 2010. Our determination of whether variable interest entities previously considered qualifying SPEs should be consolidated under the new accounting guidance for variable interest entities is discussed in Note 7 – Investment Securities.
Improving Disclosures about Fair Value Measurements
On January 21, 2010, the FASB issued amended guidance for fair value measurement disclosures. The new guidance became effective for us for interim and annual reporting periods beginning January 1, 2010 with the exception of the requirement to disclose purchases, sales, issuances, and settlements in the activity in Level 3 fair value measurements on a gross basis, which becomes effective January 1, 2011. We did not amend previous reporting periods presented to show comparative disclosures as permitted under the new guidance. The guidance did not have an effect on our operating activities and financial statements as of January 1, 2010 since the new guidance only amended existing disclosure requirements.
Embedded Credit Derivative Features
In March of 2010, the FASB issued amendments clarifying what constitutes the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to potential bifurcation and separate accounting as a derivative. The amendments clarify those circumstances (e.g. embedded written credit default swaps) that are not subject to the scope exception. The amendments were effective for us July 1, 2010. Upon adoption, the new guidance pertaining to embedded credit derivative features had no impact on our financial statements or operating activities. However, the transition provisions of the new guidance did have an effect on our financial statements upon adoption. Specifically, entities were permitted to irrevocably elect the fair value option for any beneficial interest in a securitized financial asset.
Effective July 1, 2010, we elected to adopt the fair value option for certain held-to-maturity mortgage-backed securities (MBS) to enable their inclusion in regulatory liquidity requirements. Consistent with the original accounting transition guidance for fair value option accounting, these MBS were reclassified from held-to-maturity securities to trading securities with subsequent changes in fair value immediately recognized into earnings. Election of the fair value option for these held-to-maturity MBS did not impact the remaining held-to-maturity investment portfolio.

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
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July of 2010, the FASB issued amended guidance that affected our disclosures related to our allowance for credit losses. The objective of the new guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses. Specifically, it requires additional disclosures to assist financial statement users in evaluating an entity’s allowance for credit losses by providing a greater level of disaggregated information. The disclosures as of the end of a reporting period became effective for our interim and annual reporting periods as of December 31, 2010. The disclosures about activity that occurs during a reporting period became effective for our interim and annual reporting periods beginning as of January 1, 2011.

In January of 2011, the FASB issued guidance temporarily delaying the effective date of disclosures related to troubled debt restructurings required by the amended disclosures about the credit quality of financing receivables and the allowance for credit losses. The new effective date will be coordinated with the effective date of a FASB project addressing what constitutes a troubled debt restructuring. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 4 - Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2010	2009	2008
Interest Income -
Federal Funds sold and securities purchased under agreements to resell	$19	$14	$141
Investment securities -
Trading	32	36	43
Available-for-sale	666	320	52
Held-to-maturity	579	721	717
Total investment securities	1,277	1,077	812

Advances	347	584	1,157
Advance prepayment fees, net of hedge adjustments of $(44), $(49), and $(10)	169	17	8
Total Advances	516	601	1,165

MPF Loans held in portfolio	978	1,286	1,687
Less: Credit enhancement fees paid	(16)	(22)	(33)
MPF Loans held in portfolio, net	962	1,264	1,654
Total interest income	2,774	2,956	3,772

Interest Expense -
Deposits	1	1	19
Securities sold under agreements to repurchase	18	26	56

Consolidated obligations [a] -
Discount notes	387	376	444
Bonds	1,534	1,916	2,994
Total consolidated obligations	1,921	2,292	3,438

Subordinated notes	57	57	57
Total interest expense	1,997	2,376	3,570

Net Interest Income before provision for credit losses	777	580	202
Provision for credit losses	21	10	3
Net interest income	$756	$570	$199

a    We reclassified $238 million and $15 million from consolidated obligation bond interest expense to discount note interest expense to properly reflect the interest expense incurred relative to certain cash flow hedges for the years ended December 31, 2009 and 2008.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 5 - Cash and Due from Banks

Cash and due from banks includes unrestricted reserves at the Federal Reserve Bank of Chicago, of $282 million and $2.8 billion at December 31, 2010 and 2009. We act as a pass-through correspondent for some of our members that are required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2010 and 2009, there were no amounts outstanding.

We maintained average balances with the Federal Reserve Bank of Chicago of $54 million and $36 million for the years ended December 31, 2010 and 2009. We were required to maintain minimum average daily clearing balances of $10 million for each of the years ended December 31, 2010 and 2009.

Note 6 - Federal Funds Sold and Securities Purchased Under Agreements to Resell

We utilize Federal Funds sold and securities purchased under agreements to resell for short-term liquidity. Federal Funds sold are reflected on the statements of condition at amortized cost. We record securities purchased under agreements to resell as collateralized financings, which are carried at amortized cost. These amounts represent short-term loans and are classified as assets in the statements of condition. Securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians. Should the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty is required to place an equivalent amount of additional securities in safekeeping in our name or the dollar value of the resale agreement will be decreased accordingly. While we are permitted by the terms of the underlying agreements to sell or repledge collateral accepted in connection with these activities, we do not do so due to the short-term nature of the transactions. We purchase securities under agreements to resell on a short-term basis, primarily overnight, thus the fair value of the collateral accepted approximates the carrying value of these securities.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 7 - Investment Securities

We maintain a portfolio of investment securities for liquidity and asset-liability management purposes and to provide additional earnings. Purchases and sales of securities are recorded on a trade date basis. We determine and document the classification of the security as trading, Available-for-Sale (AFS), or Held-to-Maturity (HTM) at acquisition. Securities classified as trading are held for liquidity purposes. Pursuant to FHFA regulations and our internal policies, we are prohibited from investing in financial instruments for speculative purposes, thus for cash flow statement purposes, we treat trading securities as an investing activity. Classification as HTM requires that we have both the intent and ability to hold the security to maturity. Investment securities not classified as either trading or HTM are classified as AFS. The sale or transfer of an HTM security due to changes in circumstances as permitted under GAAP, such as evidence of significant deterioration of the issuer's creditworthiness, changes in regulatory requirements, or accounting standards is considered to be consistent with its original classification. Otherwise, transfers of investment securities from the HTM category are not permitted. Transfers of investment securities in to or out of our trading category are rare. Effective July 1, 2010, we adopted new accounting guidance and as a result we transferred $390 million of HTM MBS to trading securities. Refer to Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations for further details. We did not make any such transfers in 2009 or 2008.

Non-impaired HTM securities are carried at amortized cost. Impaired HTM securities are carried at carrying value. Trading and AFS securities are carried at fair value. Changes in fair value of trading securities are recognized in non-interest gain (loss). Changes in fair value of AFS securities are recognized in Accumulated Other Comprehensive Income (Loss) (AOCI), with the exception of AFS securities in which the benchmark interest rate is being hedged in a fair value hedge. In such cases, the change in fair value related to the benchmark interest rate is recognized immediately into earnings as a component of derivatives and hedging activities.

We compute the amortization and accretion of premiums and discounts on the majority of our investment securities using the constant effective interest method over the estimated lives of the securities, based on anticipated prepayments. Amortization over the contractual life is done for our remaining investment securities that do not have a prepayment feature. If a difference arises between the prepayments anticipated and actual prepayments received, we recalculate the effective yield to reflect actual payments to date and anticipated future payments. This includes unrealized loss amounts being amortized out of AOCI related to MBS transferred from AFS to HTM in 2007. Amortization of the unrealized loss from AOCI will be offset by the interest income accretion related to the discount on the transferred securities. If any HTM investment security transferred or AFS investment security becomes other-than-temporarily impaired, its related unrealized loss amount in AOCI is immediately recognized as a realized loss on other-than-temporarily impaired securities in the statements of income.

Gains and losses on sales of securities are determined using the specific identification method and are included in other non-interest gain (loss).

In the following tables U.S. Government & other government related consists of non-mortgage backed securities of the Small Business Administration, Federal Deposit Insurance Corporation (FDIC), and Tennessee Valley Authority. Government Sponsored Enterprises (GSE) consists of Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation.

Trading Securities

The following table presents the fair value of trading securities:

As of December 31,	2010	2009
U.S. Government & other government related	$1,337	$1,348

MBS:
GSE residential	312	18
Government-guaranteed residential	3	4
Total MBS	315	22
Total trading securities	$1,652	$1,370

At December 31, 2010 and 2009, we had net unrealized gains (losses) of $(17) million and $(11) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Gains and Losses on AFS Securities

For the years ended December 31,	2010	2009	2008
Proceeds from sales of AFS securities	$228	$372	$458
Realized gain	$10	$19	$10
Realized loss	—	—	—
Net realized gain (loss) from sale of AFS securities	$10	$19	$10

Amortized Cost and Fair Value - Available-for-Sale Securities (AFS)

The following tables present the amortized cost and fair value of our AFS securities.

	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
As of December 31, 2010
U.S. Government & other government related	$1,075	$—		$33		*	$1,108
Federal Family Education Loan Program - Asset backed securities (FFELP ABS)	8,310	—		505		(16)	8,799

MBS:
GSE residential	11,345	—		300	[a]	(1)	11,644
Government-guaranteed residential	2,862	—		83		(5)	2,940
Private-label residential	110	(60)	[b]	26	[b]	*	76
Total MBS	14,317	(60)		409		(6)	14,660
Total	$23,702	$(60)		$947		$(22)	$24,567

As of December 31, 2009
U.S. Government & other government related	$935	$—		$11		$ *	$946
FFELP ABS	8,789	—		534		(1)	9,322

MBS:
GSE residential	8,070	—		82	[c]	(86)	8,066
Government-guaranteed residential	1,563	—		44		(4)	1,603
Private-label residential	138	(67)	[b]	12	[b]	(1)	82
Total MBS	9,771	(67)		138		(91)	9,751
Total	$19,495	$(67)		$683		$(92)	$20,019
* Less than $1 million
a    Net unrealized gain of $151 million was recognized into derivatives and hedging activities related to fair value hedges of these securities.
b    The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI losses on AFS securities in AOCI.

	December 31, 2009	Change	December 31, 2010
Total non-credit OTTI loss recognized in AOCI	$(67)	$7	$(60)
Subsequent unrealized changes in fair value	12	14	26
OTTI-related component of AOCI	$(55)	$21	$(34)
c    Net unrealized loss of $1 million was recognized into derivatives and hedging activities related to fair value hedges of these securities.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Amortized Cost, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

The following tables present the amortized cost, carrying value, and fair value of our HTM securities.

	Amortized Cost	OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of December 31, 2010
U.S. Government & other government related	$1,758	$—	$1,758	$26	$(13)	$1,771
State or local housing agency obligations	37	—	37	*	*	37

MBS:
GSE residential	7,464	—	7,464	412	(52)	7,824
Government-guaranteed residential	1,484	—	1,484	6	(18)	1,472
Private-label residential	2,615	(630)	1,985	340	(16)	2,309
Private-label commercial	49	—	49	1	*	50
Total MBS	11,612	(630)	10,982	759	(86)	11,655

Total	$13,407	$(630)	$12,777	$785	$(99)	$13,463

As of December 31, 2009
U.S. Government & other government related	$740	$—	$740	$24	$(1)	$763
State or local housing agency obligations	41	—	41	*	*	41

MBS:
GSE residential	9,215	—	9,215	474	(3)	9,686
Government-guaranteed residential	330	—	330	4	—	334
Private-label residential	3,230	(923)	2,307	243	(86)	2,464
Private-label commercial	56	—	56	1	*	57
Total MBS	12,831	(923)	11,908	722	(89)	12,541

Total	$13,612	$(923)	$12,689	$746	$(90)	$13,345
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

	Less than 12 Months				12 Months or More
As of December 31, 2010	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)

Available-for-sale securities
U.S. Government & other government related	$137	$ *		$—	$—	$—		$—
FFELP ABS	1,332	(16)		—	10	*		—

MBS:
GSE residential	236	(1)		—	—	—		—
Government-guaranteed residential	957	(5)		—	—	—		—
Private-label residential	—	—		—	76	*		(34)
Total MBS	1,193	(6)		—	76	*		(34)

Total available-for-sale securities	$2,662	$(22)		$—	$86	$ *		$(34)

Held-to-maturity securities
U.S. Government & other government related	$532	$(13)		$—	$—	$—		$—
State or local housing agency obligations	1	*		—	—	—		—

MBS:
GSE residential	1,249	(52)		—	—	—		—
Government-guaranteed residential	1,143	(18)		—	—	—		—
Private-label residential	145	(1)		—	2,088	(23)		(622)
Private-label commercial	—	—		—	9	*		—
Total MBS	2,537	(71)		—	2,097	(23)		(622)

Total held-for-maturity securities	$3,070	$(84)	[a]	$—	$2,097	$(23)	[a]	$(622)	[a]
*    Less than $1 million
a    Gross unrealized losses and non-credit OTTI losses exclude $8 million of unrecognized recoveries in fair value.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

	Less than 12 Months			12 Months or More
As of December 31, 2009	Fair Value	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value	Gross Unrealized/ Unrecognized Losses	Non-Credit OTTI Recognized in AOCI (Loss)

Available-for-sale securities
U.S. Government & other government related	$114	$ *	$—	$—	$—	$—
FFELP ABS	1,702	(1)	—	—	—	—

MBS:
GSE residential	4,990	(86)	—	—	—	—
Government-guaranteed residential	288	(4)	—	—	—	—
Private-label residential	—	—	—	82	(1)	(55)
Total MBS	5,278	(90)	—	82	(1)	(55)

Total available-for-sale securities	$7,094	$(91)	$—	$82	$(1)	$(55)

Held-to-maturity securities
U.S. Government & other government related	$58	$(1)	$—	$1	$ *	$—
State or local housing agency obligations	—	—	—	1	*	—

MBS:
GSE residential	70	(3)	—	2	*	—
Private-label residential	190	(2)	—	2,210	(84)	(923)
Private-label commercial	—	—	—	10	*	—
Total MBS	260	(5)	—	2,222	(84)	(923)

Total held-to-maturity securities	$318	$(6)	$—	$2,224	$(84)	$(923)
* Less than $1 million

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Maturity Terms

The following table presents as of December 31, 2010 the amortized cost, and fair value of AFS and HTM securities by contractual maturity for non-MBS. ABS and MBS were excluded from this table because the expected maturities of ABS and MBS may differ from contractual maturities as borrowers of the underlying loans have the right to prepay such loans.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2010	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS by year of maturity -
Due in one year or less	$100	$101	$529	$529
Due after one year through five years	133	134	425	448
Due after five years through ten years	415	430	329	326
Due after ten years	427	443	512	505
Total non-MBS	$1,075	$1,108	$1,795	$1,808

Interest Rate Payment Terms

The following tables present the interest rate payment terms of AFS and HTM securities at amortized cost as of the dates indicated:

	Available-for-Sale		Held-to-Maturity
As of December 31,	2010	2009	2010	2009
Non-MBS:
Fixed-rate	$926	$935	$1,766	$477
Variable-rate	8,459	8,789	29	304
Total Non-MBS	9,385	9,724	1,795	781
MBS:
Fixed-rate [a]	12,772	6,753	6,241	5,733
Variable-rate [a]	1,545	3,018	5,371	7,098
Total MBS	14,317	9,771	11,612	12,831
Total	$23,702	$19,495	$13,407	$13,612

a    We reclassified $821 million AFS and $272 million HTM securities from Fixed to Variable for 2009 to more accurately reflect the payment terms of the securities.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Other-Than-Temporary Impairment

Accounting Policies

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

Prior to the new guidance, if OTTI was determined to exist, we recognized an OTTI charge into earnings in an amount equal to the entire difference between the security's amortized cost basis and its fair value as of the balance sheet date.  Under the new guidance, if OTTI has been incurred, and we believe it is more likely than not that we will not decide to sell or be required to sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all non-credit related factors.

We adopted the FASB guidance effective January 1, 2009. The cumulative effect on retained earnings was calculated using accounting guidance creditors apply when determining the impairment of a loan. Prior periods were not restated.

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

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Fair Value Write-downs

If OTTI has been incurred and we decide to, or are required to, sell the investment security, we account for the investment security as if it had been purchased on the measurement date of the OTTI. Specifically, the investment security is written down to fair value resulting in a new amortized cost basis, and any deferred amount in AOCI related to the investment security is written-off. The entire realized loss is recognized in non-interest gain (loss). For investments we continue to hold, a new accretable yield is calculated on the impaired security and reevaluated quarterly. This is used to calculate the amortization to be recorded into income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. The new amortized cost basis is not changed for subsequent recoveries in fair value. Subsequent non-OTTI-related increases and decreases in the fair value of AFS securities will be included in AOCI.

Credit and Non-credit Loss Write-downs

We recognize write-downs related to credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit related losses are recognized into AOCI when we believe it is more likely than not that we will not decide to sell or be required to sell the investment security before the recovery of its amortized cost basis. As a result, OTTI is calculated for (a) total OTTI, (b) the amount related to all non-credit related factors and (c) the amount representing the estimated credit loss. The calculation of these amounts is discussed below.

Total OTTI Calculation:

The amount of the total OTTI for either an HTM or AFS security that was not previously impaired is determined as the difference between its amortized cost prior to the determination of OTTI and its fair value.

The amount of total OTTI for either an HTM or AFS security that was previously impaired in a prior reporting period is determined as the difference between its carrying value prior to the determination of OTTI and its fair value. If the fair value exceeds the carrying value, then no OTTI is recognized.

Non-credit OTTI Portion:

Amounts recognized as total OTTI that relate to non-credit factors are reclassified out of our statements of income line item entitled “non-credit portion reclassified to (from) other comprehensive income” and into non-credit AOCI. Credit losses related to previously impaired securities are reclassified out of non-credit AOCI into our statements of income line item entitled “non-credit portion reclassified to (from) other comprehensive income.” Subsequent non-OTTI-related increases and decreases in the fair value of previously impaired AFS securities will be included in non-credit AOCI portion.

OTTI Credit Loss:

If a credit loss exists, we use our best estimate of the present value of cash flows expected to be collected from the investment security.
We define cash flows expected to be collected as cash flows that we are likely to collect after assessment of all available information. Specifically, we estimate cash flows expected to be collected taking into consideration the payment structure of the investment security, prepayment speeds, default rates, loss severities, and other relevant components such as housing price indices. In regards to payment structure, we use the contractual rate of the security (that is, coupon rate) for fixed-rate securities. For variable-rate securities, we use an implied forward curve rather than the current interest rate. We believe the implied forward curve provides the best estimate of cash flows expected to be collected. For adjustable-rate securities with initial fixed interest rates, we calculate a security's effective interest rate using a blend of the initial fixed interest rate over the fixed period and the adjustable-rate or rates for periods subsequent to the first fixed period.

The discount rate for a fixed-, variable-, or adjustable-rate security is effectively derived from the interest rate that was used to project the cash flows expected to be collected on that security in order to isolate the impairment loss due to credit deterioration by mitigating the effects of future changes in interest rates. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss, if any. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment. That new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, the amortized cost basis is adjusted for accretion and amortization as discussed below.

Subsequent Accretion and Amortization
The OTTI recognized in other comprehensive income for HTM debt securities is accreted prospectively from other comprehensive income to the carrying value of the debt security over the remaining life of the debt security on the basis of the amount and timing of future estimated cash flows. This accretion increases the carrying value of the security and continues until the security is sold, the security matures, or there is an additional OTTI that is recognized into earnings.

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

Significant Inputs Used on OTTI Securities

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

We are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields.  FHLBs that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBs.

To assess whether the entire amortized cost bases of our private-label MBS will be recovered, we performed a cash flow analysis for each security where fair value was less than amortized cost as of the balance sheet date, except for an immaterial amount of certain private-label MBS where underlying collateral data is not available. For securities where underlying collateral data is not available, we use alternative procedures to assess for OTTI. In performing the cash flow analysis for each of these securities, we used two models provided by independent third parties.

The first model considers borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. Our housing price forecast assumed current-to-trough home price declines ranging from 1 percent to 10 percent over the 3- to 9-month period beginning October 1, 2010.  Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market.  Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

The second model takes the month-by-month projections of future loan performance derived from the first model and allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined during 2010. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same classification at the time of origination.

	Prepayment Rates			Default Rates			Loss Severities [a]			Current Credit Enhancement [b]
	Weighted Average %	Range %		Weighted Average %	Range %		Weighted Average %	Range %		Weighted Average %	Range %
For the year ended December 31, 2010		Low	High		Low	High		Low	High		Low	High

2006	10.1	7.0	11.2	36.7	33.8	45.2	38.5	29.9	43.9	7.7	5.4	16.8
2004 and prior	16.5	13.6	18.9	0.6	0.0	1.3	22.2	0.0	49.1	25.2	9.8	37.9
Total Prime	10.2	7.0	18.9	36.1	0.0	45.2	38.3	0.0	49.1	8.0	5.4	37.9

2006	10.7	5.6	13.9	53.2	39.1	79.3	47.5	37.3	59.8	9.1	3.7	17.9
2005	12.9	12.9	12.9	42.4	42.4	42.4	48.2	48.2	48.2	5.6	5.6	5.6
Total Alt-A	10.8	5.6	13.9	53.0	39.1	79.3	47.5	37.3	59.8	9.0	3.7	17.9

2007	5.3	5.3	5.3	80.0	80.0	80.0	69.1	69.1	69.1	39.8	39.8	39.8
2006	5.1	3.0	6.2	81.7	77.2	91.7	71.0	66.6	78.6	23.2	-8.2	46.4
2005	4.7	4.6	4.8	82.2	80.1	82.9	68.5	65.0	69.8	25.4	16.5	28.7
2004 and prior	13.4	12.2	14.2	44.8	26.7	54.8	94.7	75.1	102.9	95.5	78.9	100.0
Total Subprime	5.1	3.0	14.2	81.6	26.7	91.7	71.0	65.0	102.9	23.6	-8.2	100.0

Total private-label residential MBS	9.0	3.0	18.9	59.9	0.0	91.7	53.7	0.0	102.9	13.4	-8.2	100.0

a    A loss severity exceeding 100% occurs when the costs incurred to maintain and ultimately dispose of a property exceed its realizable value.
b    A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Other-Than-Temporary Impairment Losses Recognized

The following table shows the outstanding balances on securities that were other-than-temporarily impaired in the current year:

	Available-for-Sale Securities			Held-to-Maturity Securities
As of December 31, 2010	Unpaid Principal Balance	Amortized Cost	Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$—	$—	$—	$1,820	$1,519	$1,068	$1,341
Alt-A	153	108	74	—	—	—	—
Subprime	—	—	—	935	645	466	536
Total OTTI investments	$153	$108	$74	$2,755	$2,164	$1,534	$1,877

We recognized OTTI as shown in the following table:

For the year ended December 31, 2010	Total OTTI	Non-Credit Portion	Credit Losses
Private-label residential MBS:
Prime	$(5)	$62	$(67)
Alt-A	—	7	(7)
Subprime	(37)	52	(89)
Total OTTI	$(42)	$121	$(163)

We recognized credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses were recognized in AOCI since we do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell the investment security before the recovery of its amortized cost basis.

The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. During the year ended December 31, 2010 and December 31, 2009, we recorded accretion of $179 million and $210 million.

The following tables show the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities where there was also an additional non-credit portion (recognized into AOCI) for the years ended December 31, 2010 and December 31, 2009.

	2010			2009
	AFS	HTM	Total	AFS	HTM	Total
Amount January 1,	$40	$450	$490	$3	$50	$53
Additions:
Credit losses on securities for which OTTI was not previously recognized	—	11	11	14	289	303
Additional credit losses on securities for which an OTTI charge was previously recognized	7	145	152	23	111	134
Total OTTI recognized for the year ended December 31,	7	156	163	37	400	437
Reductions:
None	—	—	—	—	—	—
Amount December 31,	$47	$606	$653	$40	$450	$490

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Variable Interest Entities
Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities (MBS), and FFELP asset backed securities (ABS). We have evaluated our investments in variable interest entities as of December 31, 2010 to determine whether or not we are a primary beneficiary in any of them. The primary beneficiary is required to consolidate a variable interest entity. The primary beneficiary is the enterprise that has both of the following characteristics:

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

Note 8 - Advances

Advances issued to our members are carried at amortized cost unless we elect the fair value option, in which case the advances are carried at fair value.

Advances that qualify for fair value hedge accounting are adjusted for changes in fair value that offset the risk being hedged. For cash flow hedges of advances, changes in fair value that offset the risk being hedged are included in AOCI.

We amortize premiums and accrete discounts on advances, if any, carried at amortized cost as a component of interest income using the level yield method. We only recognize contractual interest into interest income using the level yield method for advances carried at fair value.

We offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we would typically exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2010 and 2009, we had putable advances outstanding totaling $4.3 billion and $6.6 billion.

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

We also have outstanding advances to members that may be prepaid at the member's option at par on predetermined call dates without incurring prepayment or termination fees (callable advances). At December 31, 2010 and 2009, we had callable advances outstanding totaling $101 million and $1.6 billion.

Other advances may only be prepaid by the advance borrower paying a make-whole fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance. We record prepayment fees and related fair value hedging adjustments as a component of interest income on the statements of income at the time of prepayment unless the prepayment represents a modification of terms. This may occur when a new advance is issued concurrently or shortly after the prepayment of an existing advance. In such cases, we determine whether the new advance represents a modification to the original advance or an extinguishment by assessing whether the change to the original contractual terms is minor or more than minor.

A modification of an existing advance or exchange of an existing advance for a new advance is considered more than minor if either (1) the present value of the cash flows under the terms of the new advance is at least 10 percent different from the present value of the remaining cash flows under the contractual terms of the original advance, or (2) the specific facts and circumstances surrounding the modification to the original advance contractual terms or new advance terms warrant such a determination.

If the new advance represents a modification to the original advance, the prepayment fee and hedging adjustments are deferred and amortized over the life of the modified advance as a component of interest income. If prepayment of the advance represents an extinguishment, the prepayment fee and fair value hedging adjustments are immediately recognized into interest income. Amounts previously deferred in AOCI related to a cash flow hedge on the extinguished advance are immediately recognized into derivatives and hedging activities gain or loss. We recognize prepayment fees as a component of interest income on advances.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

At December 31, 2010 we had advances outstanding to members at interest rates ranging from 0.16% to 8.29%. The following table presents our advances by redemption terms:

As of December 31, 2010	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$5,552	1.77%	$5,602	$8,138
One to two years	1,958	3.49%	2,008	2,126
Two to three years	3,264	1.95%	3,264	3,178
Three to four years	973	3.23%	973	955
Four to five years	1,181	2.24%	1,181	873
More than five years	5,743	2.38%	5,643	3,401
Total par value	$18,671	2.28%	$18,671	$18,671

The following table presents our advances by advance type as of the dates indicated:

As of December 31,	2010	2009
Fixed-rate:
Due in one year or less	$4,417	$5,000
Due after one year	9,161	12,132
Total fixed-rate	13,578	17,132

Variable-rate:
Due in one year or less	1,135	2,427
Due after one year	3,958	4,318
Total variable-rate	5,093	6,745
Total par value	18,671	23,877
Hedging adjustments	227	271
Other adjustments	3	—
Total advances	$18,901	$24,148

As of December 31, 2010, we had two advance borrowers exceeding 10% of our total advances outstanding, Harris National Association with $2.4 billion or 13% of total advances outstanding and Associated Bank, National Association with $2.0 billion or 11% of total advances outstanding. As of December 31, 2009, we had no advance borrowers exceeding 10% of our total advances outstanding.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 9 - MPF Loans

MPF Loans Held in Portfolio

We classify MPF Loans, excluding loans acquired and sold under the MPF Xtra product, on our statements of condition as held for investment because we have the intent and ability to hold such loans to maturity. MPF Loans held for investment are carried at amortized cost. MPF Loans that qualify for fair value hedge accounting are recorded at their carrying amount, adjusted for changes in fair value due to the hedged risk.

Fee Recognition in the Statements of Income

Agent Fees, premiums, and discounts paid to and received by PFIs are amortized as a component of interest income over the contractual life of the MPF Loan. Further, any net fees or costs that represent yield adjustments are recognized over the contractual life of the related MPF Loan using the interest method.

Accounting for Credit Enhancement

FHFA regulations require that MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage-backed security, unless we maintain additional retained earnings in addition to a general allowance for credit losses.

The PFI and we share the risk of credit losses on conventional MPF Loan products, other than the MPF Xtra product, by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. We are obligated to incur the first layer or portion of credit losses, which is called the First Loss Account (FLA), that is not absorbed by the borrower's equity and after any primary mortgage insurance (PMI). The FLA functions as a tracking mechanism for determining the point after which the PFI's credit enhancement covers the next layer of losses, which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (CE Amount).

Under the MPF Program, the PFI's credit enhancement protection (CEP Amount) consists of the CE Amount, and may include a contingent performance based credit enhancement fee (CE Fee) whereby such fees are reduced up to the amount of the FLA by losses arising under the master commitment.  The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation. Credit enhanced conventional MPF products were designed to allow for periodic downward resets of the CEP Amount as the outstanding balances decline, and for certain products, the FLA.

CE Fees compensate PFIs for assuming credit risk and may or may not be performance based depending on the MPF product. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans. To the extent that losses allocable to the PFI in the current month exceed performance based CE Fees accrued, the remaining losses may be recovered from future performance CE Fees payable to the PFI. CE Fees are recorded (as an offset) to mortgage loan interest income when paid by us.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

The following table presents information on MPF Loans held in our portfolio by contractual maturity at time of purchase. All are fixed-rate. Government is comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS). Any losses incurred on such loans that are not recovered from those entities are absorbed by the servicers.

As of December 31,	2010	2009

Medium term (15 years or less):
Conventional	$5,243	$7,226
Government	152	188
Total medium term	5,395	7,414

Long term (over 15 years):
Conventional	9,890	12,888
Government	2,771	3,243
Total long term	12,661	16,131
Total par value	18,056	23,545

Deferred Agent Fees, premiums, (discounts)	67	96
Hedging adjustments	201	208
Receivable from future performance credit enhancement fees	3	3
Total before allowance for credit losses	18,327	23,852
Allowance for credit losses	(33)	(14)
Total MPF Loans held in portfolio, net	$18,294	$23,838

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 10 - Allowance for Credit Losses

An allowance for credit losses is a valuation allowance established by management to provide for probable losses inherent in each of our portfolio segments, if necessary, as of the statement of condition date. A portfolio segment is defined as the first level of disaggregation at which an entity develops and documents a systematic method for determining an allowance for credit losses attributable to its financing receivables. A financing receivable is defined as a financing arrangement that both (1) represents a contractual right to receive money either on demand or on fixed or determinable dates and (2) is recognized as an asset in the entity's statement of condition. In addition, off-balance sheet standby letters of credit are included in the scope of this accounting guidance. We have disaggregated our financing receivables into three portfolio segments for purposes of determining our allowance for credit losses. Specifically, we have developed and documented a systematic methodology for determining an allowance for credit losses for our (1) advances, letters of credit and other extensions of credit to members, collectively referred to as "credit products"; (2) conventional MPF Loans held for portfolio; and (3) government MPF Loans. An allowance for credit losses, if necessary, is recorded as a contra valuation account to the underlying financing receivable to which it relates. For example, Advances and the MPF Loan portfolio would have their own separate allowance for credit losses. For credit products with off-balance sheet credit risk exposures such as letters of credit, an allowance for credit losses would be recorded separately as a liability.

A portfolio segment may need to be further disaggregated into classes of financing receivables to the extent that such disaggregation facilitates the determination of the allowance for credit losses. Classes of financing receivables are defined as a group of financing receivables determined on the basis of their (1) initial measurement attribute; (2) risk characteristics; and (3) our method for monitoring and assessing their credit risk. We have determined that our three portfolio segments identified above do not require further disaggregation into classes of financing receivables for purposes of determining our allowance for credit losses related to each portfolio segment. In effect, each portfolio segment represents a class of financing receivable; and accordingly, no further disaggregation is required.

The allowance for credit losses is required to be established at a level that is adequate but not excessive to cover probable credit losses that have been incurred as of the statement of condition date. An inherent loss exists and an estimated loss is accrued by charging the provision for credit losses in the statement of income if, based on available information relating to past events and the current economic environment, it is probable that a loss has been incurred and the amount of the probable loss can be reasonably estimated. Future events are not considered when determining whether an allowance needs to be recorded.

Accounting for Impaired Financing Receivables

A financing receivable, which primarily represents either a credit product (i.e., Advance) or conventional MPF Loan, is considered impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due according to the contractual terms of the financing receivable agreement.

We place a financing receivable on nonaccrual status if it is determined that either (1) the collection of contractual interest or principal is doubtful, or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. For example, we do not place conventional MPF Loans over 90 days delinquent on nonaccrual status when losses are not expected to be incurred, as a result of the PFI's assumption of credit risk on conventional MPF Loans through their CEP Amount. If a financing receivable is placed on nonaccrual status, accrued but uncollected interest is reversed and charged against interest income. Any cash payments received are first recorded as interest income and then as a reduction of principal as specified in the financing receivable contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected, and then as a recovery of any charge-off, if applicable, followed by recording interest income. A financing receivable on nonaccrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and we expect repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

A financing receivable that is on non-accrual status and that is considered collateral-dependent is measured for impairment based on the fair value of the underlying collateral less estimated selling costs. A financing receivable would be considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying collateral. In the case of conventional MPF Loans, this occurs when foreclosure is considered probable and there is no credit enhancement from PFIs to offset losses under the master commitment. Further, a financing receivable that is considered collateral-dependent is impaired only if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on that financing receivable plus estimated selling costs. In such cases, the financing receivable is placed on nonaccrual status.

We evaluate whether to record a charge-off on a financing receivable to its allowance for credit losses, if any, upon the occurrence of a confirming event. In the case of conventional MPF Loans, confirming events include the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure. A charge-off is recorded if the fair value of the underlying collateral, less estimated selling costs, is less than recorded investment in the conventional MPF Loan after considering the CEP Amount.

Credit Products

We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and FHFA regulations. Specifically, we comply with the FHLB Act, which requires us to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying a percentage (margin) to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Based upon the financial condition of the member, we either allow a member to retain physical possession of the collateral pledged to secure borrowings, or require the member to specifically assign or place physical possession of the collateral with us or its safekeeping agent. We perfect our security interest in all pledged collateral. The FHLB Act affords any security interest granted to us by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

In addition to payment history, we consider our risk-based approach to determining collateral requirements, including risk-based collateral levels and collateral delivery triggers, to be a primary tool for managing the credit quality on our credit products. At December 31, 2010 and 2009, we had rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit.

At December 31, 2010 and 2009, we had no credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to our credit products during 2010 and 2009.

Based upon the collateral we held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we do not believe that any credit losses have been incurred on credit products as of December 31, 2010 and 2009. Accordingly, we have not recorded any allowance for credit losses for our credit products. Additionally, at December 31, 2010 and 2009, no liability was recorded to reflect an allowance for credit losses for our credit products with off-balance sheet credit exposures.

Conventional MPF Loans

Our overall allowance is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, other collateral related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses consist of the following procedures: (1) reviewing the change in the rates of delinquencies on residential mortgage loans for the entire portfolio (2) reviewing the loss severity rate for all MPF Loans and determining severity rates for collateral dependent and non-collateral dependent master commitments (MCs); and (3) estimating credit losses in the remaining portfolio. Our allowance for credit losses considers CEP Amount for conventional MPF Loans and primary mortgage insurance (PMI).

The credit risk analysis of all conventional MPF Loans is performed at the individual MC level to properly determine the credit enhancements available to recover losses on MPF Loans under each individual MC. Migration analysis is a methodology for determining, through our experience over a historical period, the rate of loss incurred on pools of similar loans. We apply migration analysis to MPF Loans based on categories such as current, 30, 60, and 90 days past due as well as to MPF Loans 60 days past due following receipt of notice of filing from the bankruptcy court. We then estimate the percentage of MPF Loans in these categories that may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred at the statement of condition date. Any incurred losses that would be recovered from the CEP Amount are not reserved for as part of our allowance for credit losses. As a result, we do not record a charge-off to the allowance for credit losses when losses occur that would be covered by the credit enhancement on such MPF Loans. Additionally, in such cases, a receivable is established to reflect the expected recovery from CE Fees at the time the MPF Loan is transferred to real estate owned (REO). The assumptions are applied to the conventional MPF Loan portfolio and the losses resulting after the protection provided by the MPF structures are calculated. The losses that result through the structure are then split into credit losses (GAAP losses) and non-credit losses. Under GAAP a credit loss only includes the loss resulting from the timing and amount of unpaid principal on an MPF Loan and does not include periodic expenses incurred during the time period in which an MPF Loan has become REO. These are non-credit losses, and they are directly expensed through the statement of income as incurred.

We identify MPF MCs that are collateral dependent for purposes of applying an appropriate loss severity rate. Sufficient information exists to make a reasonable estimate of the inherent loss for MPF Loans in these MCs - that is, estimated selling costs are added to the fair value of collateral dependent loans within these MCs since repayment only will occur through liquidation of the underlying property. The estimation of credit losses in the remaining conventional MPF Loan portfolio involves assessing the impact of current economic trends and specific events on the allowance for credit losses and assessing a factor for the margin for imprecision. The margin for imprecision is a factor added to the allowance for credit losses that recognizes the imprecise nature of the measurement process. For example, the application of migration analysis and the determination of the historical loss rates are not precise estimates. The actual credit loss that may occur on a pool of homogeneous MPF Loans may be more or less than the estimated loss. A margin of imprecision is not allocated to specifically identified collateral dependent loans since the incurred loss represents its fair value less estimated selling costs. We apply an imprecision factor to the estimation of credit losses for the homogeneous pools of MPF Loans population. The margin of imprecision represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not be captured in the methodology described within. These other inherent losses include, but may not be limited to, concentration risk, small pool risk, unsecured credit exposure, the current economic environment at the statement of condition date and known trends related to credit quality indicators - such as increases in past due, nonaccrual, impaired MPF Loans, MPF Loans in the process of foreclosure, and serious delinquency rates.

Government MPF Loans

We invest in fixed-rate government MPF Loans which are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), and/or by the Department of Housing and Urban Development (HUD). The PFI provides and maintains insurance or a guaranty from the applicable government agency (i.e., the FHA, VA, RHS, or HUD). The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government Loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicing PFIs. Therefore, we only have credit risk for these loans if the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of our servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of December 31, 2010 and 2009. Further, due to the government guarantee or insurance, these loans are not placed on nonaccrual status.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Credit Quality Indicators - MPF Loans

Our key credit quality indicators for MPF Loans include past due, nonaccrual and impaired loans.

The tables below summarize the recorded investment in past due nonaccrual status and MPF Loans past due 90 days or more and still accruing interest at December 31, 2010 and 2009.

The recorded investment in a MPF Loan includes:
The amount of the unpaid principal balance, plus accrued interest, net deferred loan fees or costs, and unamortized premium or discount, which includes the basis adjustment related to any gain or loss on a delivery commitment prior to being funded.

The recorded investment in a MPF Loan excludes:
Any valuation allowance, any direct write-down of the investment, hedging adjustments, and receivables from future performance credit enhancement fees.

As of December 31, 2010	Conventional	Government	Total
Past due 30-59 days	$262	$189	$451
Past due 60-89 days	89	78	167
Past due 90 days or more	298	237	535
Total past due	649	504	1,153
Total current	14,646	2,460	17,106
Total MPF Loans at recorded investment	$15,295	$2,964	$18,259

Other delinquency statistics:
In process of foreclosure [a]	$190	$89	$279
Serious delinquency rate [b]	1.98%	8.05%	2.97%
Past due 90 days or more still accruing interest [c]	$206	$237	$443
On nonaccrual status	117	—	117
Troubled debt restructurings	2	—	2

As of December 31,	2009
MPF Loans - conventional	$20,114
MPF Loans - government	3,431
Total MPF Loans, par value	23,545
Past due 90 days or more still accruing interest [c]	$494
On nonaccrual status	36
% nonaccrual of all loans conventional and government	0.15%

Delinquencies/Foreclosures as a % of par value (conventional loans only):
30 Days	1.41%
60 Days	0.44%
90+ Days	1.51%

a    Includes MPF Loans where the decision of foreclosure or similar alternative such as deed-in-lieu has been reported.
b    MPF Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total.
c    Consists of MPF Loans that are either government mortgage loans or conventional mortgage loans that are well secured and in the process of collection as a result of credit enhancements.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Changes in MPF Loans Allowance for Credit Losses

Outlined below are the changes in the allowance for credit losses for MPF Loans for the years ended December 31, 2010, 2009 and 2008. We had no material recoveries for the periods presented. An allowance for credit losses has only been recorded on conventional MPF Loans. We have not recorded an allowance on governmental MPF Loans.

As of December 31,	2010	2009	2008
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$14	$5	$2
Charge-offs	(2)	(1)	—
Provision for credit losses	21	10	3
Balance, end of period	$33	$14	$5

Allowance assigned to-
Specifically identified conventional MPF Loans	$12
Homogeneous pools of conventional MPF Loans	21
Total	$33

Recorded Investment-Conventional MPF Loans-
Individually evaluated for impairment	$108
Collectively evaluated for impairment	15,187
Total	$15,295

Specifically Identified Impaired Conventional MPF Loans

The following table summarizes at December 31, 2010 the recorded investment in impaired conventional MPF Loans that were specifically identified as a result of: (1) repayment only will be made from the sale of the underlying collateral - that is, foreclosure is considered probable and there is no CEP Amount from PFIs to offset losses under the MC and (2) the fair value of the underlying collateral is insufficient to recover the unpaid principal balance plus estimated selling costs. The purpose of specifically identifying these impaired conventional MPF Loans is to use an appropriate loss severity rate when calculating the allowance for credit losses that should be allocated to them.

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired conventional MPF Loans with an allowance	$108	$108	$12	$87	$3

At December 31, 2009 we had impaired MPF Loans of $25 million. The average balance was $19 million and $9 million for the years ended December 31, 2009 and 2008. Interest income recognized was $1 million in 2009 and less than $1 million for 2008. Interest income is recognized solely based on cash received.

Real Estate Owned (REO)

We had $56 million and $47 million in REO recorded in other assets at December 31, 2010 and 2009. REO includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures of MPF Loans. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. A broker price opinion is used to determine fair value when available and current. Otherwise, we measure fair value using the loss severity rate as a significant assumption. Any subsequent realized gains and realized or unrealized losses are included in other non-interest expense in the statements of income. REO is recorded in other assets in the statements of condition. If the fair value of the REO is less than the recorded investment in the MPF Loan at the date of transfer from the MPF Loan portfolio to REO, we recognize a charge-off to the allowance for credit losses. We recorded $10 million and $1 million to non-interest expense for net losses on sales and operating expenses related to REO, and a $1 million net gain on sales of REO and operating expenses for the years ended December 31, 2010, 2009, and 2008. Additionally, for the years ended December 31, 2010, 2009, and 2008, we transferred $123 million, $94 million, and $64 million of MPF Loans to REO.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 11 - Software and Equipment

We record software and equipment at cost, less accumulated depreciation and amortization of $133 million and $125 million at December 31, 2010 and 2009. Ordinary maintenance and repairs are expensed as incurred and classified in non-interest expense. We include gains and losses on disposal of software and equipment in other non-interest gain (loss).

Software makes up the majority of our capitalized assets. We capitalize external and internal (direct payroll and benefits) software costs that are eligible for capitalization during the application development stage of a computer software project. The costs of computer software are amortized over a three year period on a straight-line basis. For each module or component of a software project, amortization begins when the computer software is ready for its intended use, regardless of whether the software will be placed into service in planned stages that may extend beyond a reporting period. We also lease a portion of our office equipment and have a technology services outsourcing contract with a service provider which is accounted for as a capital lease due to its specific terms. Capital leases are amortized over the life of the use of the lease on a straight-line basis. All of our current capital leases are for five year terms.

We assess software and equipment for impairment at least annually or sooner if a triggering event occurs. We recognize an impairment loss on in-use assets when both its carrying amount is not recoverable and its fair value is less than its carrying amount. If capitalized assets are not expected to provide us with any service potential, it is accounted for as if abandoned or held for disposal. In such cases, fixed assets are reported at the lower of the carrying amount or fair value, if any, less costs to sell. Impairment losses are classified in other non-interest expense. There were no impairment losses recognized in 2010 and in 2009, and $4 million was recognized in 2008.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 12 - Derivatives and Hedging Activities

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

Derivative Hedge Accounting - In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. We prepare formal contemporaneous documentation at the inception and designation of a hedging relationship. Our formal documentation identifies the following:

•	Our risk management objectives and strategies for undertaking the hedge.

•	The nature of the hedged risk.

•	The derivative hedging instrument.

•	The hedged item or forecasted transaction.

•	The method we will use to retrospectively and prospectively assess the hedging instrument's effectiveness.

•	The method we will use to measure the amount of hedge ineffectiveness into earnings.

•	Where applicable, relevant details including the date or period when a forecasted transaction is expected to occur.

We formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods. We use regression analysis to assess the effectiveness of our hedges.

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

For a qualifying fair value hedge, changes in the fair value of the derivative, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recognized as non-interest gain (loss) in derivatives and hedging activities. Any ineffective portion of a fair value hedge, which represents the amount by which the change in the fair value of the derivative differs from the change in the hedged portion of the hedged item, is also recognized as non-interest gain (loss) in derivatives and hedging activities.

For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded in AOCI, until earnings are affected by the variability of cash flows of the hedged transaction. Any ineffective portion of a cash flow hedge is recognized as non-interest gain (loss) in derivatives and hedging activities.

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

Discontinuance of Derivative Hedge Accounting - We discontinue derivative hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) a hedged firm commitment no longer meets the definition of a firm commitment.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding as an economic hedge, we will carry the derivative at its fair value on the statements of condition and will recognize further changes in the fair value of the derivative as non-interest gain (loss) in derivatives and hedging activities, until the derivative is terminated.

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

•
For cash flow hedges that are discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two month period of time thereafter), any related gain or loss that was in AOCI is recognized as non-interest gain (loss) in derivatives and hedging activities.

•
For cash flow hedges that are discontinued for reasons other than the forecasted transaction will not occur, we begin reclassifying the AOCI adjustment to net interest income when earnings are affected by the original forecasted transaction.

Economic Hedge Accounting - For economic hedges, changes in fair value of the derivatives are recognized as non-interest gain (loss) in derivatives and hedging activities. Because these derivatives do not qualify for hedge accounting, there is no fair value adjustment to an asset, liability, or firm commitment. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows.

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

Accrued Interest Receivables and Payables - Any differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. The differentials between accruals of interest receivables and payables on economic hedges are recognized as non-interest gain (loss) in derivatives and hedging activities.

Firm Commitments - Delivery Commitments are considered derivatives. Accordingly, we record a Delivery Commitment at fair value as a derivative asset or derivative liability, with changes in fair value recognized in derivatives and hedging activities. When the Delivery Commitment settles, the current fair value is included in the carrying amount of the MPF Loans, whenever applicable. In the case of an MPF Loan held for investment, the adjustment is amortized on a level-yield basis over the contractual life of the MPF Loan in interest income. In the case of MPF Loans under the MPF Xtra product, the adjustment to the basis is offset by a corresponding adjustment to the sales price that is associated with the fair value change to the sales Delivery Commitment concurrently entered into with Fannie Mae.

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
We held the right to reclaim cash collateral having a fair value of $127 million and $80 million as of December 31, 2010 and December 31, 2009. We had an obligation to return excess cash collateral having a fair value of $4 million and $3 million as of December 31, 2010 and December 31, 2009. The combined total of cash collateral held by us had a fair value of $131 and $83 million as of December 31, 2010 and December 31, 2009.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Financial Statement Impact and Additional Financial Information

Our net payments on derivative financing activities during the year ended December 31, 2010 were $118 million. We perform an evaluation to determine whether an upfront fee received represents a financing activity. If an upfront fee received represents more than an insignificant amount, then the initial and subsequent cash flows associated with the derivative are reported on a net basis as a financing activity in our statement of cash flows. We have interpreted the term insignificant as denoting an amount that is less than 10% of the present value of an at-the-market derivative's fully prepaid amount.

Our derivative instruments may contain provisions that require us to pledge additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2010 is $879 million for which we have posted collateral of $806 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2010, we would be required to pledge up to an additional $91 million of collateral to our counterparties.

The following table summarizes our derivative instruments as of December 31, 2010.

As of December 31,	2010			2009
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships -
Interest rate swaps	$38,030	$146	$1,508	$48,410	$130	$1,230
Interest rate swaptions	870	29	—	2,855	67	—
Interest rate caps or floors [a]	—	—	—	2,175	178	—
Total	38,900	175	1,508	53,440	375	1,230

Derivatives not in hedge accounting relationships -
Interest rate swaps	36,360	420	282	15,762	174	123
Interest rate swaptions	9,420	217	—	10,802	158	—
Interest rate caps or floors [a]	2,408	242	—	500	60	—
Interest rate futures/TBA	—	—	—	405	—	—
Mortgage delivery commitments	281	—	—	140	—	—
Total	48,469	879	282	27,609	392	123
Total before adjustments	$87,369	1,054	1,790	$81,049	767	1,353
Netting adjustments		(911)	(911)		(643)	(643)
Exposure at fair value		143	879		124	710
Cash collateral and related accrued interest		(127)	4		(80)	3
Derivative assets and liabilities		$16	$883		$44	$713

a    In 2009, we reclassified $1.675 billion notional amount and $118 million of derivatives assets from derivatives not in hedge relationships to derivatives in hedge accounting relationships to properly classify interest rate floors being used in hedge accounting relationships.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

The following table presents our credit risk exposure, asset side only, as of the dates presented.

As of December 31,	2010	2009
Maximum credit risk exposure [a]	$143	$124
Less:
Cash collateral and related accrued interest	(127)	(80)
Exposure net of cash collateral	$16	$44
a    Includes net accrued interest receivable of less than $1 million and $10 million as of December 31, 2010 and 2009.

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

For the years ended December 31,	2010	2009
Fair Value Hedges -
Interest rate swaps	$25	$95
Other	(3)	(10)
Ineffectiveness net gain (loss)	22	85

Cash flow Hedges - Ineffectiveness net gain (loss)	5	7

Economic Hedges -
Interest rate swaps	270	776
Interest rate swaptions	(265)	(918)
Interest rate caps/floors	(3)	—
Interest rate futures/TBA	—	2
Delivery commitments	1	—
Net interest settlements	22	(35)
Net gain (loss)	25	(175)

Net gains (losses) on derivatives and hedging activities	$52	$(83)

For the year ended December 31,		2008
Fair value hedge ineffectiveness		$(22)
Cash flow hedge ineffectiveness		(15)
Gain (loss) on economic hedges		82
Net gain (loss) on derivatives and hedging activities		$45

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Fair Value Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income.

Year ended December 31, 2010	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income [a]	Hedge Adjustments Recognized into Net Interest Income [b]
Hedged item type -
Available-for-sale investments	$(156)	$151	$(5)	$(104)	$—
Advances	2	13	15	(254)	(55)
MPF Loans held for portfolio	(34)	31	(3)	(47)	(38)
Consolidated obligation bonds	78	(63)	15	360	(34)
Total	$(110)	$132	$22	$(45)	$(127)

Year ended December 31, 2009
Hedged item type -
Available-for-sale investments	$5	$(1)	$4	$(25)	$—
Advances	302	(295)	7	(340)	(58)
MPF Loans held for portfolio	71	(91)	(20)	(79)	4
Consolidated obligation bonds	(725)	819	94	230	(89)
Total	$(347)	$432	$85	$(214)	$(143)
a    Represents the effect of net interest settlements attributable to existing derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.
b    Hedge adjustments are included in the interest income/expense line item of the respective hedged item type. Refer to Note 4 - Interest Income and Interest Expense for further details.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Cash Flow Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

		Effective Portion		Ineffective Portion
	Recognized in AOCI	Reclassified in Net Interest Income	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities	Effect on Net Interest Income [a]
Year ended December 31, 2010
Advances - interest rate floors	$8	$38	Interest income	$—	$28
Consolidated obligation discount notes - interest rate caps	—	(14)	Interest expense	—	—
Consolidated obligation discount notes - interest rate swaps	(309)	(5)	Interest expense	5	(323)
Consolidated obligation bonds - interest rate swaps	—	(5)	Interest expense	—	—
Total	$(301)	$14		$5	$(295)

Year ended December 31, 2009
Advances - interest rate floors	$(109)	$(14)	Interest income	$—	$102
Consolidated obligation discount notes - interest rate caps	—	(15)	Interest expense	—	—
Consolidated obligation discount notes - interest rate swaps	411	(4)	Interest expense	7	(238)
Consolidated obligation bonds - interest rate swaps	—	(7)	Interest expense	—	—
Total	$302	$(40)		$7	$(136)

a    Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of     derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

We expect that $25 million of net deferred cash flow hedging adjustment gains currently recorded in AOCI as of December 31, 2010, will be recognized as an increase to earnings over the next 12-month period. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 10 years.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 13- Deposits

We offer demand, overnight, and short-term interest-bearing deposit programs for members and qualifying non-members, such as other FHLBs participating in the MPF Program that maintain accounts with us.

We have non-interest bearing deposits from PFIs that service MPF Loans, for example when they deposit funds collected from homeowners pending disbursement of such funds to the owners of the MPF Loans.

The following tables present our interest-bearing and non-interest-bearing deposits as of the dates indicated:

As of December 31,	2010	2009
Interest-bearing deposits:
Demand and overnight	$627	$828
Term	15	15
Deposits from other FHLBs for MPF Program	13	11
Non-interest-bearing deposits	164	148
Total deposits	$819	$1,002

The table below presents the maturities for our term deposits, all of which were in denominations of $100 thousand or more:

As of December 31,	2010
By remaining maturity -
3 months or less	$10
Over 3 months but within 6 months	1
Over 6 months but within 12 months	4
Total	$15

The table below shows average deposit balances and the rate paid for the past three years:

For the years ended December 31,	2010	2009	2008
Average outstanding interest bearing	$942	$1,111	$996
Average outstanding non-interest bearing	155	299	164
Interest expense	1	1	19
Weighted average rate interest bearing	0.11%	0.09%	1.91%

Note 14 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are carried at amortized cost. We have delivered securities sold under agreements to repurchase to a primary dealer, with $800 million maturing in 2011 and the remaining $400 million in 2012. Should the fair value of the underlying securities fall below the fair value required as collateral, we must deliver additional securities to the dealer. Investment securities having a carrying value of $1.3 billion were pledged as collateral for repurchase agreements as of both December 31, 2010 and 2009, all of which was permitted to be sold or repledged by the secured party.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 15 - Consolidated Obligations

Consolidated obligations are the joint and several liability of the FHLBs and consist of discount notes and consolidated obligation bonds. We only record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. Consolidated obligations are carried at amortized cost unless we elect the fair value option, in which case the consolidated obligations are carried at fair value. Dealers are paid a concession fee in connection with the sale of consolidated obligation bonds. Concession fees are allocated to us from the Office of Finance based upon the percentage of the par value of the debt issue that we have assumed. Concession fees are recorded as a deferred charge in other assets unless we elect the fair value option, in which case the concession fees are immediately recognized into other non-interest expense. Unamortized concession fees were $23 million at December 31, 2010 and $25 million at December 31, 2009. Concession fees recognized as a component of interest expense totaled $31 million, $17 million, and $24 million for the years ended December 31, 2010, 2009, and 2008.

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

We de-recognize a consolidated obligation only if it has been extinguished in the open market or transferred to another FHLB. We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. Specifically, the release is made effective by the Office of Finance recording the transfer in its records. The Office of Finance provides release by acting within the confines of the FHFA regulations that govern the determination of which FHLB is the primary obligor. The FHLB assuming the consolidated obligation becomes the primary obligor because it now is directly responsible for repaying the debt. We continue to disclose the transferred debt as a contingent liability because we still have a joint and several liability with respect to repaying it. An extinguishment gain or loss is recorded for the difference between the reacquisition price and the net carrying amount of the extinguished consolidated obligation and is recognized in other non-interest gain (loss). The gain or loss recognized on debt that is extinguished or transferred to another FHLB is shown separately as a component of non-interest gain (loss).

The FHLBs issue consolidated obligations through the Office of Finance as their agent. The maturity of consolidated bonds range from less than one year to 15 years, but they are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. Discount notes are issued at less than their face amount and redeemed at par value when they mature. The FHFA, at its discretion, may require an FHLB to make principal or interest payments due on any consolidated obligation. Although it has never occurred, to the extent that an FHLB makes a payment on a consolidated obligation on behalf of another FHLB, the paying FHLB would be entitled to a reimbursement from the non-complying FHLB. If the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLB's participation in all consolidated obligations outstanding, or on any other basis the FHFA may prescribe, even in the absence of a default event by the primary obligor.

The par value of outstanding consolidated obligation bonds and discount notes for the 12 FHLBs including consolidated obligations held by us and the other FHLBs was $796 billion and $931 billion at December 31, 2010 and 2009.

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

Discount Notes and Short-Term Consolidated Obligation Bonds - The following table summarizes our short-term discount notes and consolidated obligation bonds outstanding with original maturities due within one year, for which we were the primary obligor as of the dates indicated.

	Discount Notes			Short-Term Consolidated Obligation Bonds
As of or for the year ended December 31,	2010	2009	2008	2010	2009	2008
Outstanding at period end - par	$18,432	$22,144	$29,484	$2,040	$1,630	$5,285
Weighted average rate at period-end	0.15%	0.19%	0.64%	0.42%	0.62%	2.47%
Daily average outstanding for the year-to-date period	$23,142	$35,610	$19,353	$3,204	$2,770	$4,724
Weighted average rate for the year-to-date period [a]	0.19%	0.34%	2.07%	0.44%	1.65%	2.72%
Highest outstanding at any month-end during the year-to-date period	$28,815	$43,018	$29,466	$5,815	$4,720	$6,360
a    Excludes hedging adjustments.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Consolidated Obligation Bond Interest Rate Payment Terms

Consolidated obligations are issued with either fixed- or floating-rate payment terms that may use a variety of indices for interest rate resets including the London Interbank Offered Rate (LIBOR). In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed-rate bonds and floating-rate bonds may contain certain embedded features, which may result in complex coupon payment terms and call features. When such consolidated obligations are issued, we may concurrently enter into an interest rate swap containing offsetting features that effectively convert the terms of the bond to a variable-rate bond tied to an index or a fixed-rate bond.

Consolidated obligation bonds, beyond having fixed-rate or floating-rate payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

Step-Up Bonds - Bonds that pay interest at increasing fixed rates for specified intervals over their life. These bonds are generally callable at our option on the step-up dates.

Inverse Floating Bonds - The coupon rate on these bonds increases as an index declines and decreases as an index rises.

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of December 31,	2010	2009
Fixed rate	$51,261	$53,048
Variable-rate	50	50
Step-up	6,914	5,594
Inverse floating	50	50
Total par value	58,275	58,742
Bond premiums / (discounts), net	5	3
Hedging adjustments	(426)	(524)
Fair value option adjustments	(5)	4
Total consolidated obligation bonds	$57,849	$58,225

Callable Bonds - Callable bonds redeemable in whole, or in part, at our discretion on predetermined call dates. The following details our noncallable and callable bonds.

As of December 31,	2010	2009
Noncallable	$32,506	$37,173
Callable	25,769	21,569
Total par value	$58,275	$58,742

Redemption Terms - The following table presents our consolidated obligation bonds, for which we are the primary obligor, by redemption term, including year of contractual maturity (and weighted average interest rate) and year of maturity or next call date for callable bonds:

As of December 31, 2010	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$13,730	2.33%	$34,257
One to two years	11,139	2.53%	7,996
Two to three years	9,425	2.62%	5,325
Three to four years	6,187	3.43%	3,515
Four to five years	6,452	2.40%	1,827
Thereafter	11,342	4.00%	5,355
Total par value	$58,275	2.86%	$58,275

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 16 - Subordinated Notes

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

The subordinated notes may not be redeemed, in whole or in part, prior to maturity. These notes do not contain any provisions permitting holders to accelerate the maturity thereof on the occurrence of any default or other event. The subordinated notes were issued at par and accrue interest at a rate of 5.625% per annum. Interest is payable semi-annually in arrears on each June 13 and December 13. We will defer interest payments if five business days prior to any interest payment date we do not satisfy any minimum regulatory leverage ratio then applicable to us.

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2010, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

We are allowed to include a percentage of the outstanding principal amount of the subordinated notes (the Designated Amount) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and in calculating our maximum permissible holdings of MBS, and unsecured credit, subject to 20% annual phase-outs beginning on June 14, 2011 as follows:

Time Period	Percentage of Designated Amount	Designated Amount
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 through June 13, 2012	80%	800
June 14, 2012 through June 13, 2013	60%	600
June 14, 2013 through June 13, 2014	40%	400
June 14, 2014 through June 13, 2015	20%	200
June 14, 2015 through June 13, 2016	—%	—

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 17 - Assessments

Affordable Housing Program - The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before assessments, and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation established by the FHFA. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our regulatory income and recognize an AHP liability. As subsidies are provided, the AHP liability is relieved.

If we experience a regulatory loss during a quarter, but still have regulatory income for the year, our obligation to the AHP would be calculated based on our year-to-date regulatory income. If we had regulatory income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experience a regulatory loss for a full year, any loss in one year may not be used as a credit to offset income in any other year, and we would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBs, then the FHLB Act requires that each FHLB contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBs equals $100 million. The proration would be made on the basis of an FHLB's income in relation to the income of all FHLBs for the previous year. There was no shortfall in 2010, 2009, or 2008. Since each individual FHLB's required annual AHP contribution is limited to its annual net earnings, we did not accrue any liability for AHP in 2009 or 2008.

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

The FHLBs' REFCORP obligation is equivalent to a $300 million minimum annual annuity ($75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLB to REFCORP will be fully satisfied unless an extension is required. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 to ensure that the value of the aggregate amounts paid by the FHLBs exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of the Treasury. Alternatively, the maturity date of the REFCORP obligation may be accelerated if the actual amount by which the combined REFCORP payments of all of the FHLBs for any quarter exceeds the $75 million quarterly benchmark payment. Specifically, any excess quarterly payment amount is used to simulate the purchase of zero-coupon Treasury bonds to defease all or a portion of the most-distant remaining quarterly REFCORP benchmark payment thereby accelerating the maturity date. However, the defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark in any quarter. Since the FHLBs' cumulative REFCORP payments have often exceeded $300 million per year, those extra payments have defeased or accelerated the final payment to October 15, 2011, which is now estimated to be $10 million.

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

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

The following table summarizes the changes in the assessments payable for the periods indicated:

For the years ended December 31,	2010	2009	2008

Affordable Housing Program:
Balance, beginning of year	$13	$23	$45
Period accrual	41	—	—
Cash disbursements	(15)	(10)	(22)
Other [a]	5	—	—
Balance, end of year	$44	$13	$23

Resolution Funding Corporation:
Balance, beginning of year [b]	$(16)	$—	$10
Period accrual	91	—	—
Cash disbursements	(42)	(16)	(10)
Balance, end of year	$33	$(16)	$—

a    By regulation, we are required to allocate 10% of our income before assessments to fund AHP. For the year ended December 31, 2009, we experienced a net loss and did not set aside any AHP funding to be awarded during 2010.  However, our Board of Directors accelerated $5 million in future AHP contributions for use in 2010. FHFA regulations permit us to credit back the accelerated AHP contribution against future required AHP contributions over a period not to exceed five years. Due to our high level of profitability we credited back the entire amount in 2010.

b    Due to the timing and amounts of net income in the second and fourth quarters of 2009, that were more than offset by losses in the first and third quarters, we overpaid our 2009 REFCORP assessment which should have been zero for the year. Losses can be carried forward to subsequent periods but can not be carried back to claim a REFCORP refund. An overpayment of $16 million was recorded as a component of other assets at December 31, 2009. As directed by the U.S. Treasury, we used the overpayment as a credit against our 2010 REFCORP assessments.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 18 - Regulatory Actions

At the request of the Federal Housing Finance Board (Finance Board), on October 10, 2007, we entered into a Consent Cease and Desist Order with the Finance Board, which was subsequently amended on July 24, 2008 (the Consent Cease and Desist Order, as amended, is hereinafter referred to as the C&D Order).

The C&D Order places several requirements on us, including the following:

•
We must maintain a ratio of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets of at least 4.5%, and an aggregate amount of regulatory capital stock plus a Designated Amount of subordinated notes of $3.600 billion;

•
Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, except for certain redemptions of excess stock above a member's capital stock floor, require prior approval of the Deputy Director, Division of FHLB Regulation of the FHFA (Deputy Director), except as discussed below. The C&D Order provides that the Deputy Director may approve a written request by us for proposed redemptions or repurchases if the Deputy Director determines that allowing the redemption or repurchase would be consistent with maintaining the capital adequacy of the Bank and its continued safe and sound operations;

•	Dividend declarations are subject to the prior written approval of the Deputy Director; and

•
The C&D Order required the Bank to submit a revised capital plan to the Finance Board, implementation strategies for the plan, and revised market risk, management and hedging policies, procedures and practices.

On July 24, 2008, the Finance Board amended the C&D Order to permit us to repurchase or redeem excess capital stock above a member's capital stock "floor " (the amount of capital stock a member held as of the close of business at July 23, 2008 plus any required adjustments related to annual membership stock recalculations) in connection with the repayment of advances subject to the following conditions: (1) subsequent to the redemption or repurchase of stock, we remain in compliance with any applicable minimum capital requirements and (2) the redemption or repurchase does not otherwise cause the Bank to violate a provision of the FHLB Act. The Deputy Director may, however, direct us not to redeem or repurchase stock if, in its sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the Bank and its continued safe and sound operation.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 19 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS)

Capital Rules

Under the FHLB Act, our members are required to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year-end or 5% of their outstanding advances from us, with a minimum purchase of $500. Members may hold capital stock in excess of the foregoing statutory requirement (voluntary capital stock). Member required capital stock can become voluntary capital stock when a member's capital stock requirement decreases either in connection with a reduction of its outstanding advances or its mortgage related assets. Effective March 15, 2005, we no longer allow members to purchase new shares of capital stock unless the purchase is necessary for the member to meet its minimum capital stock holding requirement. We had $1.4 billion and $1.1 billion of voluntary capital stock at December 31, 2010 and 2009, which represented 49% and 40% of our regulatory capital stock.

Our capital stock is redeemable at the option of a member on six months written notice of withdrawal from membership, provided that we are in compliance with our regulatory capital requirements and the Deputy Director has approved the redemption, as provided in the C&D Order, and as further discussed in Note 18 -Regulatory Actions. Members that withdraw from membership must wait five years before being readmitted.

On July 24, 2008, we received approval from the FHFA to redeem excess capital stock above a member's capital stock floor, subject to certain conditions as set forth in the C&D Order discussed in Note 18 - Regulatory Actions. Under the terms of the C&D Order, any other capital repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require the approval of the Deputy Director. See Mandatorily Redeemable Capital Stock below for details on stock redemption requests denied by the Deputy Director.

As required by the C&D order, we submitted to the Finance Board a capital plan and implementation strategies to provide for the conversion of our capital stock under the GLB Act. We have subsequently submitted revisions to the capital plan and implementation strategies to the FHFA as a result of on-going discussions with the FHFA regarding our anticipated capital stock conversion. No final decision has yet been received from the FHFA. Until such time as we fully implement a new capital plan, the minimum capital requirements described below remain in effect.

Minimum Capital Requirements

C&D Order: Our minimum capital requirements under the C&D Order are discussed above in Note 18 - Regulatory Actions.

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

If we are unable to meet the 4.0% leverage limit based on our asset composition, we would still be able to remain in compliance with the leverage requirement so long as our total assets did not exceed 21 times total regulatory capital stock, retained earnings, and reserves (that is, our total regulatory capital stock, retained earnings, and reserves must be at least 4.76% of our total assets). We currently do not factor in any reserves when calculating our regulatory leverage limits. Our non-mortgage asset ratio on an average monthly basis was above 11% at December 31, 2010 and 2009, thus we were subject to the 4.76% ratio.

The 4.0% and 4.76% alternative regulatory leverage limits as may be individually applicable to us from time to time, are referred to as the “Regulatory Leverage Limit”. We are permitted to include the Designated Amount of subordinated notes, as discussed in Note 16 - Subordinated Notes, when calculating compliance with the applicable Regulatory Leverage Limit. The Regulatory Leverage Limit is currently superseded by the C&D Order's minimum regulatory capital ratio requirement (to the extent discussed above) and minimum regulatory capital stock and subordinated notes requirement. At such time as the C&D Order is terminated, or otherwise modified to remove or modify the provisions imposing either or both (i) the minimum regulatory capital ratio requirement and (ii) the minimum regulatory capital stock and subordinated notes requirement, as applicable at a particular time, or such provision or provisions are otherwise superseded, the Regulatory Leverage Limit would become the binding capital constraint applicable to us until we convert and become subject to the leverage, total capital to assets, and risk-based capital requirements established pursuant to the GLB Act.

At December 31, 2010, we had no concentration of member holdings of our capital stock of 10% or more.

The following table summarizes our regulatory capital requirements as a percentage of total assets.

		Regulatory Capital plus Designated Amount of Subordinated Notes
		Requirement in effect		Actual
	Non-Mortgage Asset Ratio	Ratio	Amount	Ratio	Amount
December 31, 2010	20.43%	4.76%	$4,004	5.90%	$4,962
December 31, 2009	16.68%	4.76%	4,192	5.11%	4,502

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At December 31, 2010 and December 31, 2009 we had an aggregate amount of $3.863 billion and $3.794 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

Mandatorily Redeemable Capital Stock
We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS), a liability on our statements of condition, when a member requests withdrawal from membership or its membership is otherwise terminated, such as when it is acquired by an entity outside of our district. In addition, we reclassify equity to MRCS when a member requests to redeem excess capital stock above their capital stock “floor” in connection with repayment of advances, as permitted under the C&D Order and further described in Note 18 – Regulatory Actions.

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

As discussed in Note 18 - Regulatory Actions, pursuant to the C&D Order, we cannot redeem or repurchase stock without the approval of the Deputy Director, except for excess capital stock above a member's capital stock floor. We do not believe this requirement affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this requirement may delay the time of a mandatory redemption.

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

The member has the option to rescind its withdrawal notice without penalty during that six month period. Although we allow a member to rescind its withdrawal notice without penalty, we reclassify the member's equity to a liability because we view membership withdrawal notices as substantive when made. Redemption may be made after the expiration of the six month period if the terminating member does not have outstanding obligations with the Bank, we meet our minimum regulatory capital and liquidity requirements, and the Deputy Director has approved the redemption. If a member were to cancel its written notice of withdrawal, we would reclassify the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

	2010		2009		2008
For the years ended December 31,	Member Count	Dollar Amount	Member Count	Dollar Amount	Member Count	Dollar Amount
MRCS at beginning of period	37	$466	16	$401	12	$22
Capital Stock reclassified from equity:
Membership withdrawal requests / mergers	7	5	12	20	15	400
FDIC resolutions or other [a]	12	60	41	141	—	4
Capital Stock reclassified back to equity:
Withdrawal rescissions	—	—	(2)	(1)	(6)	(14)
Net redemption of MRCS:
Excess Capital Stock per C&D Order	(4)	(1)	(30)	(95)	(5)	(11)
MRCS at end of period	52	$530	37	$466	16	$401

a     In 2010, 16 members were placed into receivership with the FDIC or National Credit Union Administration (NCUA) by their regulator which resulted in the transfer of $58 million of capital stock held by seven members to MRCS. The capital stock of the remaining nine members was not reclassified to MRCS as those members were acquired by other institutions in our district. In 2009, 11 members were placed into receivership with the FDIC by their regulator, which resulted in the transfer of $46 million of capital stock to MRCS.

As noted in the above table, we redeemed MRCS for excess capital stock exceeding a member's capital stock floor as permitted under the C&D Order, however; the Deputy Director has denied all other requests submitted to them to redeem MRCS since April 28, 2008. We do not believe a denial of a stock redemption request by the Deputy Director affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this denial delays the timing of an eventual mandatory redemption.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Statutory and Regulatory Restrictions on Capital Stock Redemption

In accordance with the FHLB Act, our capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem. As discussed in Note 18 - Regulatory Actions, pursuant to the C&D Order we cannot redeem or repurchase stock without the approval of the Deputy Director, except capital stock above a member's capital stock floor.

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

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 20 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in AOCI for the years ended December 31, 2010, 2009, and 2008:

	Net Unrealized Gains (Losses)on AFS	Noncredit OTTI on AFS	Net Unrealized Gains (Losses) on HTM [a]	Noncredit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
Balance December 31, 2007	$(13)	$—	$(138)	$—	$(98)	$(2)	$(251)
Net unrealized gain (loss)	(24)	—	—	—	(532)	2	(554)
Reclassification to net earnings	49	—	62	—	54	1	166
Balance December 31, 2008	$12	$—	$(76)	$—	$(576)	$1	$(639)

January 1, 2009, cumulative effect adjustment [b]	—	(56)	—	(177)	—	—	(233)
Net unrealized gain (loss) non-credit	—	(43)	—	(1,292)	—	—	(1,335)
Net unrealized gain (loss) recognized in AOCI	587	12	—	—	302	—	901
Reclassification from AOCI to earnings	(19)	32	54	336	33	2	438
Accretion from OTTI non-credit to HTM asset	—	—	—	210	—	—	210
Balance December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)

Current period OTTI non-credit portion reclassified from (to) earnings, net	—	7	—	114	—	—	121
Net unrealized gain (loss) recognized in AOCI	178	14		—	(301)	—	(109)
Reclassification from AOCI to earnings	(10)		14		(19)	(1)	(16)
Accretion from OTTI non-credit to HTM asset	—	—	—	179	—	—	179
Balance December 31, 2010	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)

a     See Note 7- Investments - Held-to-Maturity.
b    See Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 21 - Employee Retirement Plans

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. Substantially all of our officers and employees are covered by the Pension Plan. The Pension Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

The Pension Plan year runs from July 1 to June 30. We funded 100% of our liability pursuant to the Pension Plan, which exceeded the 96% funding requirement by the Pension Protection Act of 2006 through the end of the 2009-2010 plan year which ended June 30, 2010. We funded a total of $22 million during our calendar year of 2010, which was an amount in excess of the required contribution of $14 million through December 31, 2010. The excess amount of $8 million, which consists of $3 million of prepaid normal cost attributable to the period of January 1, 2011 through June 30, 2011, and $5 million of prepaid additional projected benefit obligation, was recorded as a prepaid expense in other assets as of December 31, 2010. Our expense for the year ending December 31, 2010 was $15 million. We plan to fund an additional $6 million in 2011.

We also participate in the Pentegra Defined Contribution Plan for Financial Institutions (the 401K Savings Plan), a tax-qualified defined contribution plan. Our contribution is equal to a percentage of participants' compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. Our contribution for each of the last three years ended December 31, 2010 was $1 million per year.

Obligations and Funded Status

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

The following table presents the obligations and funded status. Neither plan has plan assets or is funded. The funded status of each plan is equal to the benefit obligation liability.

	Benefit Equalization Plan		Postretirement Health and Life Insurance Benefit Plan
Change in Benefit Obligation	2010	2009	2010	2009
Benefit obligation at January 1,	$4	$3	$5	$7
Service cost	1	1	—	1
Actuarial loss (gain)	(1)	1	—	—
Benefits paid	—	—	—	—
Amendments	—	(1)	—	(3)
Curtailments	—	—	—	—
Benefit obligation at December 31,	4	4	5	5
Plan assets at December 31,	—	—	—	—
Funded status at December 31,	$(4)	$(4)	$(5)	$(5)

The accumulated benefit obligation for the benefit equalization plan was $3 million at December 31, 2010 and $2 million at December 31, 2009.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Net Periodic Costs

Components of the net periodic cost for our benefit equalization plan and postretirement health and life insurance benefit plans are as follows:

	Benefit Equalization Plan			Postretirement Health and Life Benefit Plan
For the years ended December 31,	2010	2009	2008	2010	2009	2008
Service cost	$1	$1	$1	$—	$1	$1
Settlement loss	—	—	1	—	—	—
Net periodic benefit cost	$1	$1	$2	$—	$1	$1

Measurement Date and Plan Assumptions

The measurement dates used to determine the current and prior year's benefit obligations were December 31, 2010 and 2009. The following tables present the weighted average assumptions used to determine benefit obligations. We used the Citigroup Pension Discount Curve rate as the primary factor in determining the discount rate for both plans.

As of December 31,	2010	2009
Weighted-average assumptions used to determine benefit obligations
Discount rate:
Benefit Equalization Plan	5.50%	6.00%
Postretirement health and life insurance benefit plan	5.50%	6.00%
Rate of compensation increase-Benefit Equalization Plan	5.50%	5.50%

For the years ended December 31,	2010	2009	2008
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate:
Benefit Equalization Plan	5.50%	6.00%	6.25%
Postretirement health and life insurance benefit plan	5.50%	6.00%	6.25%
Rate of compensation increase -Benefit Equalization Plan	5.50%	5.50%	5.50%

The following tables present our assumed weighted average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end, and the effect of a one-percentage-point change in the assumed medical benefits cost trend rate.

For the years ended December 31,	2010	2009	2008
Health care cost trend rate assumed for the next year	7.50%	8.00%	9.00%
Rate to which cost trend rate is assumed to decline (ultimate rate)	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2016	2015	2012

For 2010, the effect of a one-percent shift (+1.00% or -1.00%) in medical benefits trend rate was immaterial (less than $1 million) for both the effect on service and interest cost components as well as the effect on the postretirement benefit obligation.

The estimated future benefits payments through 2020 reflecting expected benefit services totaled $4 million. For the years 2011 through 2015, the amount is less than $1 million per year. For the years 2016 through 2020, they total $3 million.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 22- Fair Value Accounting

Fair Value Measurement
The fair value amounts recorded on the statements of condition and presented in the note disclosures have been determined by us using available market information and our judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at December 31, 2010 and December 31, 2009. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on estimated fair value. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. These estimates are susceptible to material near term changes because they are made as of a specific point in time.
The carrying values and fair values of our financial instruments are shown in the table below. This table does not represent an estimate of our overall market value as a going concern as it does not take into account future business opportunities and the net profitability of assets versus liabilities.

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$282	$282	$2,823	$2,823
Federal Funds sold and securities purchased under agreements to resell	7,243	7,243	2,715	2,715
Trading securities	1,652	1,652	1,370	1,370
Available-for-sale securities	24,567	24,567	20,019	20,019
Held-to-maturity securities	12,777	13,463	12,689	13,345
Advances [a]	18,901	19,114	24,148	24,419
MPF Loans held in portfolio, net	18,294	19,256	23,838	24,599
Accrued interest receivable	189	189	247	247
Derivative assets	16	16	44	44
Total Financial Assets	$83,921	$85,782	$87,893	$89,581

Financial Liabilities
Deposits	$819	$819	$1,002	$1,002
Securities sold under agreements to repurchase	1,200	1,213	1,200	1,225
Consolidated obligations -
Discount notes [b]	18,421	18,422	22,139	22,141
Bonds [c]	57,849	60,019	58,225	60,663
Accrued interest payable	281	281	376	376
Mandatorily redeemable capital stock	530	530	466	466
Derivative liabilities	883	883	713	713
Subordinated notes	1,000	1,065	1,000	1,011
Total Financial Liabilities	$80,983	$83,232	$85,121	$87,597

a    Advances carried at fair value option: $4 million as of December 31, 2010 and $4 million at December 31, 2009.
b    Consolidated obligation discount notes carried at fair value option: $4.864 billion as of December 31, 2010 and $0 at December 31, 2009.
c    Consolidated obligation bonds carried at fair value option: $9.425 billion as of December 31, 2010 and $4.749 billion at December 31, 2009.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Fair Value Hierarchy
We record trading securities, AFS securities, derivative assets, and derivative liabilities as well as certain advances and certain consolidated obligations at fair value. The fair value hierarchy is used to prioritize the fair value valuation techniques as well as the inputs used to measure fair value for assets and liabilities carried at fair value on the statements of condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.
Outlined below is the application of the fair value hierarchy to our financial assets and financial liabilities that are carried at fair value or disclosed in the notes to the financial statements.
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
For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no such transfers during the years ended December 31, 2010 and 2009.
Valuation Techniques and Significant Inputs.
Assets for which fair value approximates carrying value. We use the carrying value approach to estimate fair value of cash and due from banks, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable due to their short-term nature and negligible credit risk.
Investment securities—non-MBS and certain MBS. We use either prices received from pricing services to determine the fair value, or we use an income approach based on a market-observable interest rate curve adjusted for a spread. These pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We believe that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured. The significant inputs include either the price received from a pricing service, or a market-observable interest rate curve with a discount spread, if applicable, as noted in the following table:

		Spread (Basis Points)
As of December 31, 2010	Significant Inputs	High	Low	FV of Securities
U.S. Government & other government related - Trading and AFS	Pricing Service	n/a	n/a	$2,445
FFELP ABS - AFS	Pricing Service	n/a	n/a	2,496
FFELP ABS - AFS [a]	LIBOR swap curve	108	64	6,303
GSE residential MBS -Trading and AFS	Pricing Service	n/a	n/a	11,956
Government-guaranteed residential MBS - Trading	Pricing Service	n/a	n/a	3
Private-label residential MBS - AFS	Pricing Service	n/a	n/a	76
HTM MBS non-recurring impaired securities	Pricing Service	n/a	n/a	26

a    An internal pricing model is used in cases where either a fair value is not provided by the pricing service or a variance of more than 1% exists between the fair value provided by the pricing service and the fair value determined by our internal pricing model. We assess the reasonableness of the fair value determined by our internal pricing model by comparing it to the fair value provided by alternative vendor pricing services.
Investment securities—certain MBS. In an effort to achieve consistency among all of the FHLBs, the FHLBs formed the MBS Pricing Governance Committee which was responsible for developing a fair value methodology for private-label MBS that all FHLBs could adopt. In this regard, we changed the methodology used to estimate the fair value of private-label MBS during the third quarter ended September 30, 2009. Under the methodology approved by the MBS Pricing Governance Committee, we request prices for all private-label MBS from four specific third-party vendors, and, depending on the number of prices received for each security, select a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review.  In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), we will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants.  Prices for securities held in common with other FHLBs are reviewed for consistency.  In adopting this common methodology, we remain responsible for the selection and application of our fair value methodology and the reasonableness of assumptions and inputs used.
Our valuation technique incorporates prices from up to four designated third-party pricing vendors, when available, for each MBS. These pricing

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using the median of the prices received. The prices are evaluated for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the median price would not be appropriate. Preliminary fair values that are outside the tolerance thresholds, or that we believe may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or the use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. Substantially all of our MBS holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supports our conclusion that the final prices are reasonable estimates of fair value. Based on the lack of significant market activity for private-label residential MBS, the recurring and non-recurring fair value measurements for such securities are classified as Level 3 in the fair value hierarchy.

The MBS pricing process allows us in limited circumstances to use inputs other than those received from the pricing services. The following table discloses the unpaid principal balance and fair value of these securities and the necessary information regarding significant inputs and characteristics, if any, that were considered in the determination of relevant inputs.

	Actual as of December 31, 2010			Significant Inputs	Characteristics
	Unpaid Principal Balance	Fair Value	Weighted Average Price	Weighted Avg. Non-Binding Broker Price	Weighted Avg. Contractual Interest (%)	Weighted Avg. Expected Maturity (yrs.)
Government-guaranteed residential MBS - AFS	$2,767	$2,940	106.24	106.26	4.13%	5.3

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

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. Refer to the following table under Significant Inputs.

Mortgage loans held for portfolio. The fair values of mortgage loans are determined based on quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises, i.e. to-be-announced (TBA) securities. The prices of the referenced mortgage-backed securities and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, and cash flow remittance between our mortgage loans and the referenced mortgage-backed securities. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.
Accrued interest receivable and payable. The fair value approximates the recorded book value.
Derivative assets/liabilities. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. However, active markets do not exist for many of our derivatives. Consequently, fair values for these instruments are estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We are subject to credit risk in derivative transactions due to the potential nonperformance by the derivative counterparties. We assess whether to provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. Accordingly, the credit valuation adjustment assessment takes into consideration the mitigating effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. In addition, we have entered into bilateral security agreements with all of our active derivative counterparties that provide for delivery of collateral at specified levels based on their credit ratings. This limits our net unsecured credit exposure to those counterparties. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition at December 31, 2010 and 2009.
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
A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
Interest-rate related:

•	LIBOR swap curve.

•	Volatility assumption market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Prepayment assumption, if applicable.

•	In limited instances, fair value estimates for interest-rate related derivatives are obtained from dealers and are corroborated by us using a pricing model and observable market data.
Mortgage delivery commitments:

•	TBA price. Market-based prices of TBAs are determined by coupon class and expected term until settlement.
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

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. Refer to the following table under Significant Inputs.
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
Significant Inputs
The following table presents the significant inputs used to measure fair value:

	Curve Description	Basis Point Range
As of December 31, 2010		High	Low
Advances
Spread	CO curve	30	30
Consolidated obligations:
Spread for callable	LIBOR swap curve	(8)	(33)
Spread for non-callable	CO curve	No spread required.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition:

As of December 31, 2010	Level 1	Level 2	Level 3	Netting Adj. [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$1,337	$—	$—	$1,337
GSE residential MBS	—	312	—	—	312
Governmental-guaranteed residential MBS	—	3	—	—	3
Total Trading Securities	—	1,652	—	—	1,652
AFS securities:
U.S. Government & other government related	—	1,108	—	—	1,108
FFELP ABS	—	8,799	—	—	8,799
GSE residential MBS	—	11,644	—	—	11,644
Government-guaranteed residential MBS	—	2,940	—	—	2,940
Private-label residential MBS	—	—	76	—	76
Total AFS Securities	—	24,491	76	—	24,567
Advances	—	4	—	—	4
Derivative assets - interest-rate related	—	1,025	29	(1,038)	16
Total assets at fair value	$—	$27,172	$105	$(1,038)	$26,239
Level 3 as a percent of total assets at fair value			0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(4,864)	$—	$—	$(4,864)
Consolidated obligation bonds	—	(9,425)	(78)	—	(9,503)
Derivative liabilities - interest-rate related	—	(1,790)	—	907	(883)
Total liabilities at fair value	$—	$(16,079)	$(78)	$907	$(15,250)
Level 3 as a percent of total liabilities at fair value			0.5%

a    Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

As of December 31, 2009	Level 1	Level 2	Level 3	Netting Adj. [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$1,348	$—	$—	$1,348
GSE residential MBS	—	18	—	—	18
Government-guaranteed residential MBS	—	4	—	—	4
Total Trading Securities	—	1,370	—	—	1,370
AFS securities:
U.S. Government & other government related	—	946	—	—	946
FFELP ABS	—	9,322	—	—	9,322
GSE residential MBS	—	8,066	—	—	8,066
Government-guaranteed residential MBS	—	1,603	—	—	1,603
Private-label residential MBS	—	—	82	—	82
Total AFS Securities	—	19,937	82	—	20,019
Advances	—	4	—	—	4
Derivative assets - interest-rate related	—	744	23	(723)	44
Total assets at fair value	$—	$22,055	$105	$(723)	$21,437
Level 3 as a percent of total liabilities at fair value			0.5%

Liabilities -
Consolidated obligation bonds	$—	$(4,749)	$(71)	$—	$(4,820)
Derivative liabilities - interest-rate related	—	(1,353)	—	640	(713)
Total liabilities at fair value	$—	$(6,102)	$(71)	$640	$(5,533)
Level 3 as a percent of total liabilities at fair value			1.3%

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

	Level 3 Assets/Liabilities
	AFS Private-label MBS - CMO	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds
At December 31, 2009	$82	$23	$(71)
Gains (losses) realized and unrealized:
Paydowns	(22)	—	—
Included in earnings in derivatives and hedging activities	—	6	(7)
Included in AOCI	16	—	—
At December 31, 2010	$76	$29	$(78)
Total unrealized gains (losses) attributable to instruments still held at period end	$—	$6	$(7)

At December 31, 2008	$104	$45	$(91)
Gains (losses) realized and unrealized:
Paydowns [a]	(27)	—	—
Included in earnings in derivatives and hedging activities	—	(22)	20
Included in AOCI	5	—	—
At December 31, 2009	$82	$23	$(71)
Total unrealized gains (losses) attributable to instruments still held at period end	$—	$(22)	$20

a    We reclassified $27 million from Included in AOCI to Paydowns to properly reflect the impact of principal paydowns on fair value of our AFS Private-label MBS-CMO during the year ended December 31, 2009.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Assets Measured at Fair Value on a Nonrecurring Basis
We measure certain assets at fair value on a nonrecurring basis. These assets are subject to fair value adjustments in certain circumstances (for example, in the case of MBS when there is evidence of OTTI.) In the case of impaired MPF Loans or REO, if a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs.
The following table presents by level within the fair value hierarchy those assets which were recorded at fair value at December 31, 2010 and 2009 as the result of a nonrecurring change in fair value having been recorded in the three month periods then ended.

	Measurements
	Level 1	Level 2	Level 3
As of December 31, 2010
Private-label residential MBS- HTM	$—	$—	$26
Impaired MPF Loans	—	—	96
Real estate owned	—	—	17
Total non-recurring assets	$—	$—	$139

As of December 31, 2009
Private-label residential MBS - HTM	$—	$—	$135
Impaired MPF Loans	—	—	17
Real estate owned	—	—	52
Total non-recurring assets	$—	$—	$204

Fair Value Option

Effective July 1, 2010, we elected to adopt the fair value option for certain held-to-maturity MBS to enable their inclusion in regulatory liquidity requirements. Consistent with the original accounting transition guidance for fair value option accounting, these MBS were reclassified from held-to-maturity securities to trading securities with subsequent changes in fair value immediately recognized into earnings. Also consistent with the original accounting transition guidance for fair value option accounting, election of the fair value option for these held-to-maturity MBS did not impact the remaining held-to-maturity investment portfolio. See our discussion in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations for further details.
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

Under the fair value option, fair value is used for both the initial and subsequent measurement of the designated assets and liabilities, with the changes in fair value recognized in non-interest gain (loss). Interest income and interest expense carried on other financial assets or liabilities carried at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest gain (loss) or other non-interest expense.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option during the years ended December 31, 2010 and 2009:

		Consolidated Obligation
	Advances	Discount Notes	Bonds

Balance December 31, 2009	$4	$—	$(4,749)
New transactions elected for fair value option	—	(6,755)	(23,304)
Maturities and extinguishments	—	1,900	18,619
Net gain (loss) on instruments held at fair value	—	(1)	9
Change in accrued interest and other	—	(8)	—
Balance December 31, 2010	$4	$(4,864)	$(9,425)

Balance, December 31, 2008	$201	$—	$—
New transactions elected for fair value option	4	—	(4,745)
Maturities and extinguishments	(200)	—	—
Net gain (loss) on instruments held at fair value	(1)	—	3
Change in accrued interest and other	—	—	(7)
Balance, December 31, 2009	$4	$—	$(4,749)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense is recorded as part of net interest income on the statements of income. The remaining change in fair value for instruments in which the fair value option has been elected is recorded in non-interest gain (loss) on instruments held under fair value option in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of December 31, 2010 or December 31, 2009.
The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected:

	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Principal Balance
As of December 31, 2010
Advances	$4	$4	$—
Consolidated obligation discount notes	(4,863)	(4,864)	1
Consolidated obligation bonds	(9,430)	(9,425)	(5)

As of December 31, 2009
Advances	$4	$4	$—
Consolidated obligation discount notes	—	—	—
Consolidated obligation bonds	(4,745)	(4,749)	4
None of the advances in the above table were 90 days or more past due or in nonaccrual status.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 23- Commitments and Contingencies

Notional amounts of our commitments were as follows:

As of December 31,	2010			2009
	Expire within one year	Expire after one year	Total	Total
Member standby letters of credit	$414	$489	$903	$1,114
Unsettled consolidated obligation bonds [a]	365	—	365	665
Housing authority standby bond purchase agreements	89	140	229	234
MPF Xtra mortgage purchase commitments with concurrent commitment to resell to Fannie Mae	140	—	140	70
Portfolio MPF Loan mortgage purchase commitments	1	—	1	—
Advance commitments	2	—	2	—
Total	$1,011	$629	$1,640	$2,083
a    $330 million and $615 million were hedged with associated interest rate swaps at December 31, 2010 and 2009.

Consolidated obligations are recorded on a settlement date basis. Once settled, we record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor.

Credit-Risk Related Guarantees

Consolidated Obligations

No liability has been recorded for the joint and several liability related to the other FHLBs' share of the consolidated obligations. Specifically, we consider the joint and several liability as a related party guarantee meeting the scope exception that requires initial recognition and initial measurement of the liability of the guarantor's obligations. Accordingly, we do not recognize an initial liability for our joint and several liabilities at fair value. Further, we have not recognized a liability and related expense for our joint and several liability related to other FHLBs' consolidated obligations at December 31, 2010 and 2009 since both of the following conditions have not been met:

•	information available prior to issuance of the financial statements indicates that it is probable a liability had been incurred at the date of the financial statements and

•	the amount of loss can be reasonably estimated.

We do not believe we need to accrue a liability for our joint and several liability as of December 31, 2010 based on the current status of the payment/performance risk related to our joint and several liability to other FHLBs. In particular, we do not believe information exists that indicates it is probable a liability for our joint and several liability has been incurred as of December 31, 2010.

The par value of outstanding consolidated obligations for the FHLBs was $796 billion and $931 billion at December 31, 2010 and 2009. Accordingly, should one or more of the FHLBs be unable to repay the consolidated obligations for which they are the primary obligor, each of the other FHLBs could be called upon to repay all or part of such obligations, as determined or directed by the FHFA. See Note 15 - Consolidated Obligations.

Standby Letters of Credit

Standby letters of credit are executed for members for a fee and are fully collateralized. Based on our credit analysis and collateral requirements we do not deem it necessary to record any liability on these standby letters of credit. We apply to standby letters of credit the same credit standard accounting policies as we do for advances. See Note 10 - Allowance for Credit Losses for accounting policies regarding member credit products.

We record fees for standby letters of credit as a deferred credit when we receive the fees and amortize them using the straight-line method over the term of the standby letter of credit. We believe that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Housing Authority Standby Bond Purchase Agreements

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, agree to purchase, at the request of the applicable authority, and hold the authority's bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. They range in terms from 5 years to 10 years, with the longest to expire no later than 2014, though some are renewable at our option. Total commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $174 million and $199 million and for the Illinois Housing Development Authority were $55 million and $35 million at December 31, 2010 and 2009.

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

We enter into bilateral collateral agreements and execute derivatives with major banks and broker-dealers. As of December 31, 2010, we had pledged securities as collateral with a carrying value of $838 million to our derivative counterparties, of which $401 million can be sold or repledged.

We have made commitments that legally bind and unconditionally obligate us to incur further software license renewal fees for maintenance and upgrades.

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on us. Our rental expenses for the years ended December 31, 2010, 2009, and 2008 were $2 million, $7 million, and $4 million. Lease agreements for services and equipment are of immaterial amounts.

Future operating lease commitments at December 31, 2010, were as follows:

For the years ending December 31,	Operating Lease Commitments
2011	$3
2012	5
2013	6
2014	5
2015	3
Thereafter	33
Total	$55

Future capital lease commitments at December 31, 2010, were as follows:

For the years ending December 31,	Capital Lease Commitments
2011	$7
2012	7
2013	7
2014	6
2015	2
Thereafter	—
Total	$29

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, we are not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Federal Home Loan Bank of Chicago
Notes to the Financial Statements
(Dollars in millions except per share amounts unless otherwise specified)

Note 24 - Transactions with Related Parties and Other FHLBs

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

December 31,	2010	2009
Assets-
Advances	$629	$746
Interest receivable - advances	2	3

Liabilities-
Deposits	73	—

Capital Stock -	99	94

Other FHLBs

Material amounts of transactions with other FHLBs are identified on the face of our Financial Statements, which begin on page 3.

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

Federal Home Loan Bank of Chicago

/s/ Matthew R. Feldman
By: Matthew R. Feldman
Title: President and Chief Executive Officer

Date: March 17, 2011

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director's capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2010, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2011
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President, Financial Information and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2011
Roger D. Lundstrom

*/s/ Thomas L. Herlache	Chairman of the Board of Directors	March 17, 2011
Thomas L. Herlache

*/s/ Steven F. Rosenbaum	Vice Chairman of the Board of Directors	March 17, 2011
Steven F. Rosenbaum

*/s/ Diane M. Aigotti	Director	March 17, 2011
Diane M. Aigotti

*/s/ Edward P. Brady	Director	March 17, 2011
Edward P. Brady

S-1

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Signature	Title	Date

*/s/ William R. Dodds	Director	March 17, 2011
William R. Dodds

*/s/ Janice C. Eberly	Director	March 17, 2011
Janice C. Eberly

*/s/ Thomas M. Goldstein	Director	March 17, 2011
Thomas M. Goldstein

*/s/ Arthur E. Greenbank	Director	March 17, 2011
Arthur E. Greenbank

*/s/ Roger L. Lehmann	Director	March 17, 2011
Roger L. Lehmann

*/s/ E. David Locke	Director	March 17, 2011
E. David Locke

*/s/ Leo J. Ries	Director	March 17, 2011
Leo J. Ries

*/s/ William W. Sennholz	Director	March 17, 2011
William W. Sennholz

*/s/ Michael G. Steelman	Director	March 17, 2011
Michael G. Steelman

*/s/ Russell C. Weyers	Director	March 17, 2011
Russell C. Weyers

*/s/ Gregory A. White	Director	March 17, 2011
Gregory A. White

* By: /s/ Peter E. Gutzmer		March 17, 2011
Peter E. Gutzmer, Attorney-in-fact

S-2