Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Chicago
filed 2011-05-11
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
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

Large accelerated filer ☐	Accelerated filer o
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 23,423,994 shares of registrant's capital stock outstanding as of April 30, 2011.

Federal Home Loan Bank of Chicago

PART I
Item 1.    Financial Statements (unaudited)
Statements of Condition (unaudited)
(Dollars in millions, except par value)

	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$1,311	$282
Federal Funds sold and securities purchased under agreements to resell	8,480	7,243
Investment securities -
Trading, $247 and $286 pledged	2,580	1,652
Available-for-sale, $280 and $329 pledged	24,189	24,567
Held-to-maturity[a], $1,385 and $1,490 pledged	12,245	12,777
Total investment securities	39,014	38,996

Advances, $6 and $4 carried at fair value	17,893	18,901
MPF Loans held in portfolio, net of allowance for credit losses of $(38) and $(33)	16,960	18,294
Accrued interest receivable	181	189
Derivative assets	12	16
Software and equipment, net	41	45
Other assets	119	150
Total assets	$84,011	$84,116

Liabilities
Deposits -
Interest bearing	$625	$655
Non-interest bearing	78	164
Total deposits	703	819

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes, $2,501 and $4,864 carried at fair value	22,685	18,421
Bonds, $5,479 and $9,425 carried at fair value	53,534	57,849
Total consolidated obligations, net	76,219	76,270

Accrued interest payable	447	281
Mandatorily redeemable capital stock	531	530
Derivative liabilities	745	883
Affordable Housing Program assessment payable	46	44
Resolution Funding Corporation assessment payable	7	33
Other liabilities	91	107
Subordinated notes	1,000	1,000
Total liabilities	80,989	81,167

Commitments and contingencies - Note 15

Capital
Capital stock - putable $100 par value - 23 million shares issued and outstanding for both periods presented	2,332	2,333
Retained earnings	1,125	1,099
Accumulated other comprehensive income (loss)	(435)	(483)
Total capital	3,022	2,949
Total liabilities and capital	$84,011	$84,116
a    Fair value of held-to-maturity securities: $12,887 and $13,463.
The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2011	2010
Interest income	$586	$672
Interest expense	461	530
Net interest income before provision for credit losses	125	142
Provision for credit losses	6	6
Net interest income	119	136

Non-interest gain (loss) on -
Other-than-temporary impairment (OTTI) charges, credit portion[a]	(20)	(44)
Trading securities	(11)	(1)
Derivatives and hedging activities	(14)	(63)
Instruments held under fair value option	(5)	(2)
Other, net	3	4
Total non-interest gain (loss)	(47)	(106)

Non-interest expense -
Compensation and benefits	15	14
Other operating expenses	9	10
Office of Finance and Finance Agency expenses	5	2
Other	7	2
Total non-interest expense	36	28

Income before assessments	36	2

Assessments -
Affordable Housing Program	3	—
Resolution Funding Corporation	7	1
Total assessments	10	1

Net income	$26	$1

[a] Components of the other-than-temporary impairment charges -
Total other-than-temporary impairment	$—	$(29)
Non-credit portion reclassified from accumulated other comprehensive income	(20)	(15)
Other-than-temporary impairment charges, credit portion	$(20)	$(44)

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (AOCI)	Total Capital	Comprehensive Income (Loss)
	Shares[a]	Par Value
Balance, December 31, 2009	23	$2,328	$708	$(658)	$2,378
Net income			1		1	$1
AOCI -
Net change in available-for-sale securities				189
Net change in available-for-sale securities OTTI non-credit				9
Net change in held-to-maturity securities[b]				9
Net change in held-to-maturity securities OTTI non-credit				58
Net change in cash flow hedging activities				(105)
Net change in AOCI					160	160
Proceeds from issuance of capital stock	—	8			8
Reclassification of capital stock to mandatorily redeemable	—	(4)			(4)
Balance, March 31, 2010	23	$2,332	$709	$(498)	$2,543	$161

Balance, December 31, 2010	23	$2,333	$1,099	$(483)	$2,949
Net income			26		26	$26
AOCI -
Net change in available-for-sale securities				(77)
Net change in available-for-sale securities OTTI non-credit				8
Net change in held-to-maturity securities[b]				1
Net change in held-to-maturity securities OTTI non-credit				50
Net change in cash flow hedging activities				66
Net change in retirement plans				—
Net change in AOCI					48	48
Proceeds from issuance of capital stock	—	—
Reclassification of capital stock to mandatorily redeemable	—	(1)			(1)
Cash dividends on capital stock			*		*
Balance, March 31, 2011	23	$2,332	$1,125	$(435)	$3,022	$74
*    Less than $1 million. Actual cash paid to shareholders during the period ended March 31, 2011 was $719 thousand, of which $589 thousand was recorded as a dividend and $130 thousand was recorded as interest expense related to MRCS.
a    Shares exclude outstanding shares reclassified to mandatorily redeemable capital stock of 5 million shares at March 31, 2011 and 2010.
b    On December 27, 2007 securities with an amortized cost of $1.602 billion were transferred at fair value from Available-for-Sale to Held-to-Maturity. The $138 million unrealized loss on these securities at that time was recorded in Accumulated Other Comprehensive Income (Loss) and is being amortized using the constant effective interest method over the estimated lives of the securities. Other-than-temporary impairments on these securities result in the immediate recognition of related unrealized losses in AOCI as a realized loss on OTTI securities in the statements of income.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Three months ended March 31,	2011	2010
Operating	Net cash provided by (used in) operating activities	$237	$184

Investing	Net change in Federal Funds sold and securities purchased under agreements to resell	(1,237)	(1,105)
	Net change in advances	966	2,856
	MPF Loans held in portfolio-
	Principal collected	1,316	1,168
	Purchases	(9)	(8)
	Trading securities -
	Proceeds from maturities, sales and paydowns	639	1
	Purchases	(1,572)	—
	Held-to-maturity securities[a]-
	Short-term held-to-maturity securities, net	467	220
	Proceeds from maturities	682	826
	Purchases	(583)	—
	Available-for-sale securities -
	Proceeds from maturities and sales	276	269
	Purchases	—	(2,826)
	Proceeds from sale of foreclosed assets	21	12
	Capital expenditures for software and equipment	—	(2)
	Net cash provided by (used in) investing activities	966	1,411

Financing	Net change in deposits	(116)	(172)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	325,596	298,123
	Bonds	5,803	9,722
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(321,333)	(302,509)
	Bonds	(10,111)	(8,252)
	Net proceeds (payments) on derivative contracts with financing element	(13)	(30)
	Proceeds from issuance of capital stock	—	8
	Redemptions of mandatorily redeemable capital stock	—	—
	Cash dividends paid	*	—
	Net cash provided by (used in) financing activities	(174)	(3,110)
	Net increase (decrease) in cash and due from banks	1,029	(1,515)
	Cash and due from banks at beginning of year	282	2,823
	Cash and due from banks at end of period	$1,311	$1,308

Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$1	$4
	Transfer of MPF Loans to real estate owned	19	32

*    Less than $1 million. Actual cash paid to shareholders in the period ended March 31, 2011 was $719 thousand, of which $589 thousand was recorded as a dividend and $130 thousand was recorded as interest expense related to MRCS.
a    Short-term held-to-maturity securities, net consist of investment securities that have a maturity of less than 90 days when purchased. Proceeds from maturities and purchases consist of securities with maturities of 90 days or more.

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
These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K (2010 Form 10-K) filed with the SEC.

Cash Flows - For purposes of the statements of cash flows, we consider only cash and due from banks as cash and cash equivalents.

Significant Accounting Policies - The following table identifies our significant accounting policies and notes where a detailed description of each policy can be found in our 2010 Form 10-K.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April of 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance clarifying a creditor's determination of whether a debt restructuring is a troubled debt restructuring. A troubled debt restructuring exists when a creditor grants a concession to the debtor and the debtor is experiencing financial difficulties. The new accounting guidance provides clarification about what constitutes a concession as well as guidance to facilitate a creditor's evaluation of whether a debtor is experiencing financial difficulties. The new requirements applicable to troubled debt restructurings are required to be adopted in our first interim period beginning on or after June 15, 2011 with earlier adoption permitted. Upon adoption, we are required to apply the new guidance retrospectively to restructuring transactions occurring on or after January 1, 2011 for purposes of determining whether such a restructuring transaction constitutes a troubled debt restructuring. In the event we identify a financing receivable as impaired based on this new guidance, the impairment calculation and recognition is applied prospectively. We do not expect the new guidance to have a material effect on our operating activities and financial statements at the time of adoption given the low level of our troubled debt restructuring activities in our portfolio.

Reconsideration of Effective Control for Repurchase Agreements

In April of 2011, the FASB issued an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase.  A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained.  The amendment removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The collateral maintenance implementation guidance related to this criterion also is removed.  The collateral maintenance implementation guidance was a requirement of the transferor to demonstrate that it possessed adequate collateral to fund substantially all the cost of purchasing the replacement financial assets.  The amendment is effective for us beginning January 1, 2012.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  We are in the process of reviewing the potential impact to us.  Currently, we record all our repurchase agreements as secured borrowings.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2011	2010
Interest income -
Federal Funds sold and securities purchased under agreements to resell	$5	$2

Investment securities -
Trading	14	6
Available-for-sale	165	145
Held-to-maturity	135	158
Total investment securities	314	309

Advances	68	93
Advance prepayment fees, net of hedge adjustments of $0 and $(3)	—	5
Total Advances	68	98

MPF Loans held in portfolio	201	268
Less: Credit enhancement fees	(2)	(5)
MPF Loans held in portfolio, net	199	263

Total interest income	586	672

Interest expense -
Securities sold under agreements to repurchase	4	4

Consolidated obligations -
Discount notes	98	94
Bonds	345	418
Total consolidated obligations	443	512

Subordinated notes	14	14
Total interest expense	461	530

Net interest income before provision for credit losses	125	142
Provision for credit losses	6	6
Net interest income	$119	$136

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

In the following tables:

•
U.S. Government & other government related consists of the sovereign debt of the United States, debt issued by Fannie Mae, Freddie Mac, the Federal Farm Credit Banks Funding Corporation, and non-mortgage backed securities of the Small Business Administration, Federal Deposit Insurance Corporation (FDIC), and Tennessee Valley Authority.

•	Government Sponsored Enterprises (GSE) residential consists of mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential consists of MBS issued by Ginnie Mae.
Trading Securities

The following table presents the fair value of trading securities:

	March 31, 2011	December 31, 2010
U.S. Government & other government related	$2,306	$1,337

MBS:
GSE residential	271	312
Government-guaranteed residential	3	3
Total MBS	274	315

Total trading securities	$2,580	$1,652

At March 31, 2011 and 2010, we had net unrealized losses of $(10) million and $(1) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value – Available-for-Sale Securities (AFS)
The following tables present the amortized cost and fair value of our AFS securities.

	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
As of March 31, 2011
U.S. Government & other government related	$1,041	$—		$29		$—	$1,070
Federal Family Education Loan Program - Asset backed securities (FFELP ABS)	8,176	—		517		(5)	8,688

MBS:
GSE residential	11,236	—		207	[a]	(6)	11,437
Government-guaranteed residential	2,853	—		73		(7)	2,919
Private-label residential	102	(55)	[b]	29	[b]	(1)	75
Total MBS	14,191	(55)		309		(14)	14,431
Total	$23,408	$(55)		$855		$(19)	$24,189

As of December 31, 2010
U.S. Government & other government related	$1,075	$—		$33		$ *	$1,108
FFELP ABS	8,310	—		505		(16)	8,799

MBS:
GSE residential	11,345	—		300	[c]	(1)	11,644
Government-guaranteed residential	2,862	—		83		(5)	2,940
Private-label residential	110	(60)	[b]	26	[b]	*	76
Total MBS	14,317	(60)		409		(6)	14,660
Total	$23,702	$(60)		$947		$(22)	$24,567

*    Less than $1 million
a    Net unrealized year-to-date loss of $15 million was recognized into derivatives and hedging activities related to fair value hedges of these securities.
b    The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net non-credit portion of OTTI losses on AFS securities in AOCI.

	December 31, 2010	Change	March 31, 2011
Total non-credit OTTI loss recognized in AOCI	$(60)	$5	$(55)
Subsequent unrealized changes in fair value	26	3	29
OTTI-related component of AOCI	$(34)	$8	$(26)

c    Net unrealized gain of $151 million was recognized into derivatives and hedging activities related to fair value hedges of these securities.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

The following tables present the amortized cost, carrying value, and fair value of our HTM securities.

	Amortized Cost	OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of March 31, 2011
U.S. Government & other government related	$1,861	$—	$1,861	$28	$(17)	$1,872
State or local housing agency	35	—	35	—	—	35

MBS:
GSE residential	6,938	—	6,938	375	(64)	7,249
Government-guaranteed residential	1,468	—	1,468	7	(22)	1,453
Private-label residential	2,492	(580)	1,912	337	(2)	2,247
Private-label commercial	31	—	31	—	*	31
Total MBS	10,929	(580)	10,349	719	(88)	10,980

Total	$12,825	$(580)	$12,245	$747	$(105)	$12,887

As of December 31, 2010
U.S. Government & other government related	$1,758	$—	$1,758	$26	$(13)	$1,771
State or local housing agency	37	—	37	*	*	37

MBS:
GSE residential	7,464	—	7,464	412	(52)	7,824
Government-guaranteed residential	1,484	—	1,484	6	(18)	1,472
Private-label residential	2,615	(630)	1,985	340	(16)	2,309
Private-label commercial	49	—	49	1	*	50
Total MBS	11,612	(630)	10,982	759	(86)	11,655

Total	$13,407	$(630)	$12,777	$785	$(99)	$13,463

*    Less than $1 million

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods under 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions because we expect to recover the entire amortized cost basis, we do not intend to sell these securities, and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis.

	Less than 12 Months				12 Months or More
As of March 31, 2011	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)

Available-for-Sale Securities
U.S. Government & other government related	$136	$ *		$—	$—	$—		$—
FFELP ABS	1,316	(5)		—	9	*		—

MBS:
GSE residential	1,076	(6)		—	—	—		—
Government-guaranteed residential	1,056	(7)		—	—	—		—
Private-label residential	—	—		—	75	(1)		(26)
Total MBS	2,132	(13)		—	75	(1)		(26)

Total available-for-sale securities	$3,584	$(18)		$—	$84	$(1)		$(26)

Held-to-Maturity Securities
U.S. Government & other government related	$788	$(17)		$—	$—	$—		$—

MBS:
GSE residential	1,277	(64)		—	—	—		—
Government-guaranteed residential	780	(22)		—	—	—		—
Private-label residential	—	—		—	1,987	(19)	[a]	(563)	[a]
Private-label commercial	—	—		—	6	*		—
Total MBS	2,057	(86)		—	1,993	(19)		(563)

Total held-to-maturity securities	$2,845	$(103)	[a]	$—	$1,993	$(19)	[a]	$(563)	[a]

*    Less than $1 million
a    Gross unrealized losses and non-credit OTTI losses recognized reflects $17 million of gross unrecognized recoveries in fair value at March 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

	Less than 12 Months				12 Months or More
As of December 31, 2010	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)	Fair Value	Gross Unrealized/ Unrecognized Losses		Non-Credit OTTI Recognized in AOCI (Loss)
Available-for-Sale Securities
U.S. Government & other government related	$137	$ *		$—	$—	$—		$—
FFELP ABS	1,332	(16)		—	10	*		—

MBS:
GSE residential	236	(1)		—	—	—		—
Government-guaranteed residential	957	(5)		—	—	—		—
Private-label residential	—	—		—	76	*		(34)
Total MBS	1,193	(6)		—	76	*		(34)

Total available-for-sale securities	$2,662	$(22)		$—	$86	$ *		$(34)

Held-to-Maturity Securities
U.S. Government & other government related	$532	$(13)		$—	$—	$—		$—
State or local housing agency	1	*		—	—	—		—

MBS:
GSE residential	1,249	(52)		—	—	—		—
Government-guaranteed residential	1,143	(18)		—	—	—		—
Private-label residential	145	(1)		—	2,088	(23)		(622)
Private-label commercial	—	—		—	9	*		—
Total MBS	2,537	(71)		—	2,097	(23)		(622)

Total held-to-maturity securities	$3,070	$(84)	[a]	$—	$2,097	$(23)	[a]	$(622)	[a]

*    Less than $1 million
a    Gross unrealized losses and non-credit OTTI losses recognized reflects $8 million of gross unrecognized recoveries in fair value at December 31, 2010.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Maturity Terms

The following table presents as of March 31, 2011 the amortized cost, and fair value of AFS and HTM securities by contractual maturity. Asset-backed securities (ABS) and MBS were excluded from this table because the expected maturities of ABS and MBS may differ from contractual maturities as borrowers of the underlying loans have the right to prepay such loans.

	Available-for-Sale		Held-to-Maturity
March 31, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Year of Maturity -
Due in one year or less	$100	$101	$57	$57
Due after one year through five years	133	134	447	468
Due after five years through ten years	330	343	529	525
Due after ten years	478	492	863	857
Total	$1,041	$1,070	$1,896	$1,907

Other-Than-Temporary Impairment

Significant Inputs Used on OTTI Securities

Our OTTI analysis of our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee to be used to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee was formed by the FHLBs to achieve consistency among the FHLBs in their analyses of OTTI of private-label MBS. We are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields.

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

Our housing price forecast assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 10.0 percent.  For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3 to 9 month period beginning January 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined during the quarter. The classification (prime, Alt-A, and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same classification at the time of origination.

	Prepayment Rates			Default Rates			Loss Severities			Current Credit Enhancement[a]
		Range %			Range %			Range %			Range %
For the three months ended March 31, 2011	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High

Total 2006 Prime	9.5	8.6	10.4	42.3	35.6	49.2	44.9	43.8	45.8	5.3	0.0	15.8

2006	10.1	6.4	13.2	58.3	43.0	80.4	52.4	47.5	63.3	7.2	0.0	12.4
2005	11.4	11.4	11.4	47.2	47.2	47.2	49.5	49.5	49.5	4.4	4.4	4.4
Total Alt-A	10.2	6.4	13.2	57.6	43.0	80.4	52.2	47.5	63.3	7.0	0.0	12.4

2007	5.2	5.2	5.2	79.9	79.9	79.9	69.3	69.3	69.3	40.0	40.0	40.0
2006	5.0	4.0	5.8	82.2	78.1	88.8	71.7	67.0	74.9	19.7	-8.0	42.9
2005	5.0	5.0	5.0	80.7	80.7	80.7	65.9	65.9	65.9	15.7	15.7	15.7
2004 and prior	13.5	13.2	14.0	35.7	25.1	41.6	87.7	70.0	97.4	38.3	16.3	78.3
Total Subprime	5.0	4.0	14.0	82.0	25.1	88.8	71.6	65.9	97.4	20.1	-8.0	78.3

Total private-label residential MBS	8.2	4.0	14.0	62.7	25.1	88.8	57.5	43.8	97.4	11.3	-8.0	78.3

a    A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

Other-Than-Temporary Losses recognized

The following table shows the outstanding balances on securities that were other-than-temporarily impaired in the current quarter:

	Available-for-Sale Securities			Held-to-Maturity Securities
As of March 31, 2011	Unpaid Principal Balance	Amortized Cost	Fair Value	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$—	$—	$—	$777	$622	$449	$570
Alt-A	148	99	73	—	—	—	—
Subprime	—	—	—	523	327	247	296
Total OTTI investments	$148	$99	$73	$1,300	$949	$696	$866

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

We recognized OTTI as shown in the following table:

For the three months ended March 31, 2011	Prime	Alt-A	Subprime	Total OTTI

Total other-than-temporary impairment	$—	$—	$—	$—
Non-credit portion reclassified from accumulated other comprehensive income	(7)	(5)	(8)	(20)
Other-than-temporary impairment charges, credit portion	$(7)	$(5)	$(8)	$(20)

We recognized credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses are recognized in AOCI since we do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell any investment security before the recovery of its amortized cost basis. However, there were no non-credit losses recognized in AOCI for the three months ended March 31, 2011.

The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. During the three months ended March 31, 2011, we recorded accretion of $35 million.

The following tables show the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities where there was also an additional non-credit portion (recognized into AOCI) for the quarter then ended.

	2011			2010
	AFS	HTM	Total	AFS	HTM	Total
Amount January 1,	$47	$606	$653	$40	$450	$490

Additions:
Credit losses on securities for which OTTI was not previously recognized	—	—	—	—	—	—
Additional credit losses on securities for which an OTTI charge was previously recognized	5	15	20	4	40	44
Total OTTI credit losses recognized in the period	5	15	20	4	40	44

Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the security	—	(1)	(1)	—	—	—

Amount March 31,	$52	$620	$672	$44	$490	$534

Variable Interest Entities
Our investments in variable interest entities (VIE) include, but are not limited to, senior interests in private label MBS and FFELP ABS. We have evaluated these VIE investments as of March 31, 2011 and determined that we are not required to apply consolidation accounting since we are not the primary beneficiary in any of these VIE. Further, we have not provided financial or other support (explicitly or implicitly) during the periods presented in our financial statements that we were not previously contractually required to provide nor do we intend to provide such support in the future. The carrying amounts and classification of the assets that relate to these VIE are shown in investment securities in our statements of condition. We have no liabilities related to these VIE. Our maximum loss exposure for our VIE is limited to the carrying value.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We have outstanding advances to members that may be prepaid at the member's option at par on predetermined call dates without incurring prepayment or termination fees (callable advances). At March 31, 2011 and December 31, 2010, we had callable advances outstanding totaling $92 million and $101 million.

We also offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we would typically exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At March 31, 2011 and December 31, 2010, we had putable advances outstanding totaling $4.2 billion and $4.3 billion.

At March 31, 2011 we had advances outstanding to members at interest rates ranging from 0.13% to 8.29%. The following table presents our advances by redemption terms:

March 31, 2011	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$4,854	1.79%	$4,889	$7,819
One to two years	2,283	3.24%	2,333	2,167
Two to three years	2,820	1.86%	2,820	2,808
Three to four years	945	3.25%	945	933
Four to five years	1,414	2.59%	1,414	853
More than five years	5,387	2.26%	5,302	3,123
Total par value	17,703	2.27%	$17,703	$17,703
Hedging adjustments	187
Other adjustments	3
Total advances	$17,893

As of March 31, 2011, we had one advance borrower exceeding 10% of our total advances outstanding, Harris National Association with $2.4 billion or 13% of total advances outstanding. As of December 31, 2010, we had two advance borrowers exceeding 10% of our total advances outstanding, Harris National Association with $2.4 billion or 13% of total advances outstanding and Associated Bank, National Association with $2.0 billion or 11% of total advances outstanding.

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

The following table presents information on MPF Loans held in our portfolio by contractual maturity at time of purchase. All are fixed-rate. Government is comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS). With the exception of an immaterial amount of government loans being acquired under our affordable housing programs, we are no longer acquiring MPF Loans for portfolio and the portfolio is paying down as mortgages amortize or are prepaid by the borrower.

	March 31, 2011	December 31, 2010

Medium term (15 years or less):
Conventional	$4,772	$5,243
Government	144	152
Total medium term	4,916	5,395

Long term (over 15 years):
Conventional	9,162	9,890
Government	2,672	2,771
Total long term	11,834	12,661

Total unpaid principal balance	16,750	18,056
Net premiums, credit enhancement and deferred loan fees	66	70
Hedging adjustments	182	201
Total before allowance for credit losses	16,998	18,327
Allowance for credit losses	(38)	(33)
Total MPF Loans held in portfolio, net	$16,960	$18,294

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments:

•credit products (advances, letters of credit and other extensions of credit to borrowers);
•conventional MPF Loans held for portfolio; and
•government MPF Loans held for portfolio.

Credit Products

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary tool for managing the credit products. At March 31, 2011, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of each borrower's outstanding extension of credit.

At March 31, 2011 and December 31, 2010, we had no credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products at any time during the three months ended March 31, 2011 and March 31, 2010.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on our off-balance sheet credit exposure see Note 15-Commitments and Contingencies.

Conventional MPF Loans

We have established an allowance for credit losses on our conventional MPF Loans. The table below presents the changes in the allowance for credit losses on MPF Loans and the recorded investment in MPF Loans by impairment methodology.

The recorded investment in a MPF Loan includes:
The amount of the unpaid principal balance, plus accrued interest, net deferred loan fees or costs, unamortized premium or discount, which includes the basis adjustment related to any gain or loss on a delivery commitment prior to being funded, and any direct write-downs.

The recorded investment in a MPF Loan excludes:
Any valuation allowance, hedging adjustments, and receivables from future performance credit enhancement fees.

For the three months ended	March 31, 2011	March 31, 2010
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$33	$14
Charge-offs	(1)	—
Provision for credit losses	6	6
Balance, end of period	$38	$20

As of	March 31, 2011	December 31, 2010
Allowance assigned to conventional MPF Loans-
Specifically identified and individually evaluated for impairment[a]	$14	$12
Homogeneous pools of loans and collectively evaluated for impairment	24	21
Total	$38	$33

Recorded Investment in Conventional MPF Loans-
Individually evaluated for impairment	$133	$108
Collectively evaluated for impairment	13,915	15,187
Total	$14,048	$15,295

a    A level of imprecision is not utilized when determining the estimated credit losses on specifically identified loans.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Government MPF Loans

The servicer provides and maintains insurance or a guaranty from the applicable government agency (i.e., the FHA, VA, RHS, or HUD) and is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted mortgage government loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of the servicers, we did not establish an allowance for credit losses for government MPF Loans held in portfolio as of March 31, 2011 and December 31, 2010. Further, due to the government guarantee or insurance, these MPF Loans are not placed on nonaccrual status.

Credit Quality Indicators - MPF Loans

Our key credit quality indicators for MPF Loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for MPF Loans.

	March 31, 2011			December 31, 2010
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$259	$169	$428	$262	$189	$451
Past due 60-89 days	86	69	155	89	78	167
Past due 90 days or more	306	237	543	298	237	535
Total past due	651	475	1,126	649	504	1,153
Total current	13,397	2,370	15,767	14,646	2,460	17,106
Total (recorded investment)	$14,048	$2,845	$16,893	$15,295	$2,964	$18,259

Other delinquency statistics (recorded investment):
In process of foreclosure[a]	$204	$84	$288	$190	$89	$279
Serious delinquency rate[b]	2.22%	8.36%	3.25%	1.98%	8.05%	2.97%
Past due 90 days or more still accruing interest[c]	$190	$238	$428	$206	$237	$443
On nonaccrual status	145	—	145	117	—	117
Troubled debt restructurings	3	—	3	2	—	2

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

We had $51 million and $56 million in MPF Loans reclassified as real estate owned (REO) and recorded in other assets at March 31, 2011 and December 31, 2010.

The following table summarizes the recorded investment, unpaid principal balance and related allowance of impaired MPF Loans individually assessed for impairment. We had no impaired MPF Loans without an allowance for either period.

	March 31, 2011			December 31, 2010
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans	$133	$132	$14	$108	$108	$12

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the average recorded investment of impaired MPF Loans and related interest recognized.

	March 31, 2011		March 31, 2010
For the three months ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired conventional MPF Loans with an allowance	$120	$2	$63	$1

Credit Enhancements. We share with our PFIs the risk of credit losses on these loans by structuring potential losses into layers with respect to each master commitment. We are obligated to incur the first layer or portion of credit losses, which is called the First Loss Account (FLA), that is not absorbed by the borrower's equity and after any primary mortgage insurance (PMI). The FLA functions as a tracking mechanism for determining the point after which the PFI's credit enhancement covers the next layer of losses, which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (CE Amount).

Under the MPF Program, the PFI's credit enhancement protection (CEP Amount) consists of the CE Amount, and may include a contingent performance based credit enhancement fee (CE Fee) whereby such fees are reduced up to the amount of the FLA by losses arising under the master commitment.

Our allowance for credit losses considers the credit enhancements associated with conventional mortgage loans under the MPF Program. Credit enhancements considered include primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and CEP Amount. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for credit losses. In such cases, a receivable is established to reflect the expected recovery from credit enhancement fees.

At March 31, 2011 and December 31, 2010, our maximum exposure for MPF Loans under the FLA, excluding amounts that may be recovered through performance-based CE fees was $278 million and $286 million. We record CE fees paid to the participating members as a reduction to mortgage interest income. CE fees totaled $2 million and $5 million for the three months ended March 31, 2011 and 2010.

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
We held the right to reclaim cash collateral having a fair value of $100 million and $127 million as of March 31, 2011 and December 31, 2010. We had an obligation to return excess cash collateral having a fair value of $10 million and $4 million as of March 31, 2011 and December 31, 2010. The combined total of cash collateral held by us had a fair value of $110 million and $131 million as of March 31, 2011 and December 31, 2010.

Financial Statement Impact and Additional Financial Information

Our derivative instruments may contain provisions that require us to pledge additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2011 is $735 million for which we have posted collateral of $633 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2011, we would be required to pledge up to an additional $115 million of collateral to our counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivative instruments as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$39,794	$111	$1,360	$38,030	$146	$1,508
Interest rate swaptions	870	28	—	870	29	—

Total	40,664	139	1,360	38,900	175	1,508

Derivatives not in hedge accounting relationships-
Interest rate swaps	26,257	336	151	36,360	420	282
Interest rate swaptions	8,060	202	—	9,420	217	—
Interest rate caps or floors	1,911	211	—	2,408	242	—

Mortgage delivery commitments	140	—	—	281	—	—
Total	36,368	749	151	48,469	879	282
Total before adjustments	$77,032	888	1,511	$87,369	1,054	1,790
Netting adjustments[a]		(776)	(776)		(911)	(911)
Exposure at fair value[b]		112	735		143	879
Cash collateral and related accrued interest		(100)	10		(127)	4
Derivative assets and liabilities		$12	$745		$16	$883

a    Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions.
b    Includes net accrued interest receivable of $18 million as of March 31, 2011 and less than $1 million as of December 31, 2010.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

For the three months ended March 31,	2011	2010
Fair Value Hedges -
Interest rate swaps	$7	$8
Other	(5)	4
Ineffectiveness net gain (loss)	2	12

Cash flow Hedges - Ineffectiveness net gain (loss)	2	1

Economic Hedges -
Interest rate swaps	20	109
Interest rate swaptions	(48)	(188)
Interest rate caps/floors	(24)	(1)
Net interest settlements	34	4
Net gain (loss)	(18)	(76)

Net gains (losses) on derivatives and hedging activities	$(14)	$(63)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[a]	Hedge Adjustments Amortized into Net Interest Income[b]
Three months ended March 31, 2011
Hedged item type -
Available-for-sale investments	$15	$(15)	$—	$(32)	$—
Advances	43	(39)	4	(47)	(2)
MPF Loans held for portfolio	(1)	(4)	(5)	(3)	(14)
Consolidated obligation bonds	(23)	26	3	74	(9)
Total	$34	$(32)	$2	$(8)	$(25)

Three months ended March 31, 2010
Hedged item type -
Available-for-sale investments	$(27)	$27	$—	$(19)	$—
Advances	—	4	4	(78)	(5)
MPF Loans held for portfolio	(19)	23	4	(25)	—
Consolidated obligation bonds	168	(164)	4	99	(8)
Total	$122	$(110)	$12	$(23)	$(13)

a    Represents the effect of net interest settlements attributable to existing derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.
b    Amortization of hedge adjustments is included in the interest income/expense line item of the respective hedged item type. Refer to
Note 4 - Interest Income and Interest Expense for further details.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

		Effective Portion		Ineffective Portion
	Recognized in AOCI	Reclassified into Net Interest Income	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities	Effect on Net Interest Income[a]
Three months ended March 31, 2011
Advances - interest rate floors	$—	$13	Interest income	$—	$—
Consolidated obligation discount notes - interest rate caps	—	(1)	Interest expense	—	—
Consolidated obligation discount notes - interest rate swaps	(75)	(4)	Interest expense	2	(81)
Consolidated obligation bonds - interest rate swaps	—	(1)	Interest expense	—	—
Total	$(75)	$7		$2	$(81)

Three months ended March 31, 2010
Advances - interest rate floors	$(3)	$—	Interest income	$—	$20
Consolidated obligation discount notes - interest rate caps	—	(4)	Interest expense	—	—
Consolidated obligation discount notes - interest rate swaps	(108)	(1)	Interest expense	1	(82)
Consolidated obligation bonds - interest rate swaps	—	(2)	Interest expense	—	—
Total	$(111)	$(7)		$1	$(62)

a    Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of     derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.
We expect that $26 million of net deferred cash flow hedging adjustment gains currently recorded in AOCI as of March 31, 2011, will be recognized as an increase to earnings over the next 12-month period. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 10 years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

Discount Notes and Short-Term Consolidated Obligation Bonds - The following table summarizes our short-term discount notes and consolidated obligation bonds with original maturities due within one year for which we are primary obligor:

	Discount Notes		Short-Term Consolidated Obligation Bonds
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Outstanding at period end - par	$22,691	$18,432	$1,365	$2,040
Weighted average rate at period-end	0.09%	0.15%	0.44%	0.42%
Daily average outstanding for the year-to-date period	$24,607	$23,142	$1,796	$3,204
Weighted average rate for the year-to-date period [a]	0.18%	0.19%	0.39%	0.44%
Highest outstanding at any month-end for the year-to-date period	$26,399	$28,815	$2,040	$5,815
a    Excludes hedging adjustments.

Callable Bonds - Callable bonds are redeemable in whole, or in part, at our discretion on predetermined call dates. The following details our noncallable and callable bonds:

	March 31, 2011	December 31, 2010
Noncallable	$30,336	$32,506
Callable	23,617	25,769
Total par value	$53,953	$58,275

Redemption Terms - The following table presents our consolidated obligation bonds, for which we are the primary obligor:

As of March 31, 2011	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$8,436	2.75%	$25,845
One to two years	10,442	2.67%	7,639
Two to three years	9,141	2.64%	6,561
Three to four years	6,830	3.35%	4,803
Four to five years	7,213	2.31%	2,774
Thereafter	11,891	3.89%	6,331
Total par value	53,953	2.98%	$53,953
Bond premiums (discounts), net	19
Hedging adjustments	(442)
Fair value option adjustments	4
Total consolidated obligation bonds	$53,534

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Subordinated Notes

We have $1 billion of subordinated notes outstanding that mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any other FHLBs. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable. For further description of our subordinated notes see Note 16 - Subordinated Notes in our 2010 Form 10-K.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS)

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. No members had concentrations greater than or equal to 10% of total regulatory capital stock at March 31, 2011 or December 31, 2010.

Minimum Capital Requirements

The regulatory capital ratio required by FHFA regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0%. The Consent Cease and Desist Order (C&D Order) we entered into with the Finance Board on October 10, 2007, includes a minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. In accordance with the C&D Order, we include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio. These ratios apply to us when our non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts with members, certain MBS, and other investments specified by FHFA regulation) after deducting the amount of deposits and capital, are not greater than 11% of total assets. If the non-mortgage asset ratio is greater than 11%, FHFA regulations require a regulatory capital ratio of 4.76%. See Minimum Capital Requirements in Note 19 on page F-44 in our 2010 Form 10-K for further description of our minimum capital requirements. Our non-mortgage asset ratio on an average monthly basis was above 11% at March 31, 2011 and December 31, 2010, thus we were subject to the 4.76% ratio.

The following table summarizes our regulatory capital requirements as a percentage of total assets.

		Regulatory Capital plus Designated Amount of Subordinated Notes
		Requirement in Effect		Actual
	Non-Mortgage Asset Ratio	Ratio	Amount	Ratio	Amount
March 31, 2011	24.35%	4.76%	$3,999	5.94%	$4,988
December 31, 2010	20.43%	4.76%	4,004	5.90%	4,962

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At both March 31, 2011 and December 31, 2010 we had an aggregate amount of $3.863 billion of regulatory capital stock plus the Designated Amount of subordinated notes.

Mandatorily Redeemable Capital Stock

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS), a liability on our statements of condition, when a member requests withdrawal from membership or its membership is otherwise terminated, such as when it is acquired by an entity outside of our district. In addition, we reclassify equity to MRCS when a member requests to redeem excess capital stock above their capital stock “floor” in connection with repayment of advances, as permitted under the C&D Order and further described in Note 18 – Regulatory Actions in our 2010 Form 10-K.

The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

March 31, 2011	Member Count	Dollar Amount
MRCS at beginning of year	52	$530

Capital Stock reclassified from equity:
Merger out of district, moved headquarters out-of-district, or redeemed excess capital stock per C&D Order	3	1
Net redemption of MRCS:
Excess capital stock per C&D Order[a]	(2)	*
MRCS at end of period	53	$531

*    Less than $1 million
a    We redeemed MRCS for excess capital stock exceeding a member's capital stock floor as permitted under the C&D Order, however; the Deputy Director has denied all other requests submitted to redeem MRCS since April 28, 2008.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI for the periods indicated:

	Net Unrealized on AFS	Noncredit OTTI on AFS	Net Unrealized on HTM	Noncredit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
Balance December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)
Net unrealized gain (loss) non-credit	—	—	—	(29)	—	—	(29)
Net unrealized gains (losses) recognized in AOCI	189	5	—	—	(111)	—	83
Reclassification from AOCI to earnings	—	4	9	40	6	—	59
Accretion gain reclassified from AOCI to HTM asset	—	—	—	47	—	—	47
Balance March 31, 2010	$769	$(46)	$(13)	$(865)	$(346)	$3	$(498)

Balance December 31, 2010	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)
Non-credit portion of OTTI reclassified to earnings	—	5	—	15	—	—	20
Net unrealized gains (losses) recognized in AOCI	(77)	3	—	—	75	—	1
Reclassification from AOCI to earnings	—	—	1	—	(9)	—	(8)
Accretion gain reclassified from AOCI to HTM asset	—	—	—	35	—	—	35
Balance March 31, 2011	$671	$(26)	$(7)	$(580)	$(495)	$2	$(435)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14- Fair Value Accounting

Fair Value Measurement
The fair value amounts recorded on the statements of condition and presented in the note disclosures have been determined using available market information and our judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at March 31, 2011 and December 31, 2010. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on estimated fair value. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. These estimates are susceptible to material near term changes because they are made as of a specific point in time.
The carrying values and fair values of our financial instruments are shown in the table below. This table does not represent an estimate of our overall market value as a going concern as it does not take into account future business opportunities and the net profitability of assets versus liabilities.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,311	$1,311	$282	$282
Federal Funds sold and securities purchased under agreements to resell	8,480	8,480	7,243	7,243
Trading securities	2,580	2,580	1,652	1,652
Available-for-sale securities	24,189	24,189	24,567	24,567
Held-to-maturity securities	12,245	12,887	12,777	13,463
Advances, $6 and $4 carried at fair value	17,893	18,108	18,901	19,114
MPF Loans held in portfolio, net	16,960	17,911	18,294	19,256
Accrued interest receivable	181	181	189	189
Derivative assets	12	12	16	16
Total Financial Assets	$83,851	$85,659	$83,921	$85,782

Financial Liabilities
Deposits	$703	$703	$819	$819
Securities sold under agreements to repurchase	1,200	1,210	1,200	1,213
Consolidated obligations -
Discount notes, $2,501 and $4,864 carried at fair value	22,685	22,686	18,421	18,422
Bonds, $5,479 and $9,425 carried at fair value	53,534	55,500	57,849	60,019
Accrued interest payable	447	447	281	281
Mandatorily redeemable capital stock	531	531	530	530
Derivative liabilities	745	745	883	883
Subordinated notes	1,000	1,076	1,000	1,065
Total Financial Liabilities	$80,845	$82,898	$80,983	$83,232

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

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no such transfers during the quarters ended March 31, 2011 and December 31, 2010.

Valuation Techniques

Assets for which fair value approximates carrying value. We use the carrying value approach to estimate fair value of cash and due from banks, Federal Funds sold and securities purchased under agreements to resell, and accrued interest receivable due to their short-term nature and negligible credit risk.

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

		Spread (Basis Points)
As of March 31, 2011	Significant Inputs	High	Low	FV of Securities
U.S. Government & other government related - Trading and AFS	Pricing Service	n/a	n/a	$3,376
FFELP ABS - AFS	Pricing Service	n/a	n/a	5,573
FFELP ABS - AFS [a]	LIBOR swap curve	81	60	3,115
GSE residential MBS -Trading and AFS	Pricing Service	n/a	n/a	11,708
Government-guaranteed residential MBS - Trading and AFS	Pricing Service	n/a	n/a	2,922
Private-label residential MBS - AFS	Pricing Service	n/a	n/a	75
HTM MBS non-recurring impaired securities	Pricing Service	n/a	n/a	19

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Investment securities—certain MBS. We request prices for all MBS from four specific third-party vendors, and, depending on the number of prices received for each security, select a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review.  In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), we will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants.  Prices for securities held in common with other FHLBs are reviewed for consistency.  In adopting this common methodology, we remain responsible for the selection and application of our fair value methodology and the reasonableness of assumptions and inputs used.

The MBS pricing process allows us in limited circumstances to use inputs other than those received from the pricing services. The following table discloses the unpaid principal balance and fair value of these securities and the necessary information regarding significant inputs and characteristics, if any, that were considered in the determination of relevant inputs.

	Actual			Significant Inputs	Characteristics
As of March 31, 2011	Unpaid Principal Balance	Fair Value	Weighted Average Price	Weighted Avg. Non-Binding Broker Price	Weighted Avg. Contractual Interest (%)	Weighted Avg. Expected Maturity (yrs.)
Government-guaranteed residential MBS - AFS	$1,958	$2,053	104.85	105.36	3.59%	5.5

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
MPF Loans held in portfolio. The fair values of MPF Loans are determined based on quoted market prices for new MBS issued by U.S. government-sponsored enterprises, i.e. to-be-announced (TBA) securities. The prices of the referenced MBS and the MPF Loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, and cash flow remittance between our MPF Loans and the referenced MBS. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.
Accrued interest receivable and payable. The fair value approximates the recorded book value.
Derivative assets/liabilities. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. However, active markets do not exist for many of our derivatives. Consequently, fair values for these instruments are estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We are subject to credit risk in derivative transactions due to the potential nonperformance by the derivative counterparties. We assess whether to provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. Accordingly, the credit valuation adjustment assessment takes into consideration the mitigating effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. In addition,

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

we have entered into bilateral security agreements with all of our active derivative counterparties that provide for delivery of collateral at specified levels based on their credit ratings. This limits our net unsecured credit exposure to those counterparties. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition presented.
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Significant Inputs
The following table presents the significant inputs used to measure fair value:

		Basis Point Range
As of March 31, 2011	Curve Description	High	Low
Advances
Spread	CO curve	30	30
Consolidated obligations:
Spread for callable	LIBOR swap curve	(10)	(29)
Spread for non-callable	CO curve	—	—

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition:

As of March 31, 2011	Level 1	Level 2	Level 3	Netting Adj. [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$2,306	$—	$—	$2,306
GSE residential MBS	—	271	—	—	271
Governmental-guaranteed residential MBS	—	3	—	—	3
Total Trading Securities	—	2,580	—	—	2,580
AFS securities:
U.S. Government & other government related	—	1,070	—	—	1,070
FFELP ABS	—	8,688	—	—	8,688
GSE residential MBS	—	11,437	—	—	11,437
Government-guaranteed residential MBS	—	2,919	—	—	2,919
Private-label residential MBS	—	—	75	—	75
Total AFS Securities	—	24,114	75	—	24,189
Advances	—	6	—	—	6
Derivative assets - interest-rate related	—	863	25	(876)	12
Total assets at fair value	$—	$27,563	$100	$(876)	$26,787
Level 3 as a percent of total assets at fair value			0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(2,501)	$—	$—	$(2,501)
Consolidated obligation bonds	—	(5,479)	(73)	—	(5,552)
Derivative liabilities - interest-rate related	—	(1,511)	—	766	(745)
Total liabilities at fair value	$—	$(9,491)	$(73)	$766	$(8,798)
Level 3 as a percent of total liabilities at fair value			0.8%

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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2010	$76	$29	$(78)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	(4)	5
Included in AOCI	3	—	—
Settlements	(4)	—	—
At March 31, 2011	$75	$25	$(73)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$(4)	$5

At December 31, 2009	$82	$23	$(71)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	2	(2)
Included in AOCI	6	—	—
Settlements	(5)	—	—
At March 31, 2010	$83	$25	$(73)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$2	$(2)

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
The following table presents assets which were recorded at fair value as of the dates shown as the result of a nonrecurring change in fair value having been recorded in the three month periods then ended.

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Private-label residential MBS- HTM	$—	$—	$19	$—	$—	$26
Impaired MPF Loans	—	—	118	—	—	96
Real estate owned	—	—	18	—	—	17
Total non-recurring assets	$—	$—	$155	$—	$—	$139

Fair Value Option

Effective July 1, 2010, we elected to adopt the fair value option for certain held-to-maturity MBS to enable their inclusion in regulatory liquidity requirements. Consistent with the original accounting transition guidance for fair value option accounting, these MBS were reclassified from held-to-maturity securities to trading securities with subsequent changes in fair value immediately recognized into earnings. Also consistent with the original accounting transition guidance for fair value option accounting, election of the fair value option for these held-to-maturity MBS did not impact the remaining held-to-maturity investment portfolio. See our discussion in Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations in our 2010 Form 10-K for further details.
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

Under the fair value option, fair value is used for both the initial and subsequent measurement of the designated assets and liabilities, with the changes in fair value recognized in non-interest gain (loss). Interest income and interest expense carried on other financial assets or liabilities carried at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest expense.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	March 31, 2011			March 31, 2010
		Consolidated Obligation			Consolidated Obligation
For the three months ended	Advances	Discount Notes	Bonds	Advances	Discount Notes	Bonds

Balance beginning of period	$4	$(4,864)	$(9,425)	$4	$—	$(4,749)
New transactions elected for fair value option	2	—	(859)	—	—	(3,190)
Maturities and extinguishments	—	2,366	4,814	—	—	2,005
Net gain (loss) on instruments held at fair value	—	—	(5)	—	—	(2)
Change in accrued interest and other	—	(3)	(4)	—	—	(3)
Balance end of period	$6	$(2,501)	$(5,479)	$4	$—	$(5,939)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense is recorded as part of net interest income on the statements of income. The remaining change in fair value for instruments in which the fair value option has been elected is recorded in non-interest gain (loss) on instruments held under fair value option in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of March 31, 2011 or December 31, 2010.
The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected:

	March 31, 2011			December 31, 2010
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Principal Balance
Advances	$6	$6	$—	$4	$4	$—
Consolidated obligation discount notes	(2,501)	(2,501)	—	(4,863)	(4,864)	1
Consolidated obligation bonds	(5,475)	(5,479)	4	(9,430)	(9,425)	(5)
None of the advances in the above table were 90 days or more past due or in nonaccrual status.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Commitments and Contingencies
The following table shows our commitments outstanding but not yet incurred or recorded in our statements of condition.

As of	March 31, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$1,051	$—	$1,051	$365	$—	$365
Member standby letters of credit	470	416	886	414	489	903
Housing authority standby bond purchase agreements	81	125	206	89	140	229
MPF Xtra mortgage purchase commitments with concurrent commitment to resell to Fannie Mae	69	—	69	140	—	140
MPF Loan mortgage purchase commitments for portfolio	2	—	2	1	—	1
Advance commitments	1,112	—	1,112	2	—	2
Total	$2,785	$541	$3,326	$1,011	$629	$1,640

Credit-Risk Related Guarantees

Consolidated Obligations

No liability has been recorded for the joint and several liability related to the other FHLBs' share of the consolidated obligations. We do not believe we need to accrue a liability for our joint and several liability as of March 31, 2011 based on the current status of the payment/performance risk related to our joint and several liability to other FHLBs. In particular, we do not believe information exists that indicates it is probable a liability for our joint and several liability has been incurred. The par value of outstanding consolidated obligations for the FHLBs was $766 billion and $796 billion at March 31, 2011 and December 31, 2010. See Note 15 - Consolidated Obligations in our 2010 Form 10-K.

Standby Letters of Credit

Standby letters of credit are executed for members for a fee and are fully collateralized. Based on our credit analysis and collateral requirements we do not deem it necessary to record any liability on these standby letters of credit. We apply to standby letters of credit the same credit standard accounting policies as we do for advances. See Note 10 - Allowance for Credit Losses in our 2010 Form 10-K for accounting policies regarding member credit products. We record fees for standby letters of credit as a deferred credit when we receive the fees and amortize them using the straight-line method over the term of the standby letter of credit. We believe that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Housing Authority Standby Bond Purchase Agreements

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, agree to purchase, at the request of the applicable authority, and hold the authority's bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. They range in terms from 3 years to 10 years, with the longest to expire no later than 2014, though some are renewable at our option. Total commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $151 million and $174 million and for the Illinois Housing Development Authority were $55 million and $55 million at March 31, 2011 and December 31, 2010.
Other Commitments and Contingencies
We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Pledged Collateral

We enter into bilateral collateral agreements and execute derivatives and other transactions with major banks and broker-dealers. As of March 31, 2011 we had pledged securities as collateral with a carrying value of $658 million to our derivative counterparties, of which $318 million can be resold or repledged. We also pledged securities as collateral with a carrying value of $1.3 billion to our counterparties related to our securities sold under agreements to repurchase. All $1.3 billion of these pledges can be sold or repledged.

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

We conduct our advances business almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve on our Board of Directors. We extend credit to members whose officers or directors may serve as our directors on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, we may purchase short-term investments, Federal Funds, and MBS from members (or affiliates of members). All investments are market rate transactions and all MBS are purchased through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates.

Members

The table below summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated. Amounts in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership.

	March 31, 2011	December 31, 2010
Assets -
Advances	$1,329	$629

Liabilities -
Deposits	50	73

Capital -
Capital Stock	96	99

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

•
changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; changes in our cost of funds due to Congressional deliberations to increase the statutory limit on U.S. debt and related rating agency actions impacting FHLB consolidated obligations;

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations and the report to Congress by the Department of the Treasury and the U.S. Department of Housing and Urban Development on reforming America's Housing Finance Market; changes by our regulatory and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator;

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
For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 82 in this Form 10-Q and in our 2010 Form 10-K on page 19. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of and for the three months ended	March 31, 2011	December 31, 2010	September 30, 2010		June 30, 2010	March 31, 2010
Selected statements of condition data
Total investments[a]	$47,494	$46,239	$49,264		$44,179	$40,319
Advances	17,893	18,901	18,803		21,103	21,291
MPF Loans held in portfolio	16,998	18,327	20,166		21,591	22,698
Allowance for credit losses	(38)	(33)	(32)		(24)	(20)
Total assets	84,011	84,116	88,626		87,743	86,069

Discount notes	22,685	18,421	24,254		18,458	17,739
Bonds	53,534	57,849	55,077		60,586	59,874
Total consolidated obligations, net	76,219	76,270	79,331		79,044	77,613
Mandatorily redeemable capital stock	531	530	511		488	470
Capital stock	2,332	2,333	2,318		2,331	2,332
Retained earnings	1,125	1,099	967	[c]	825	709
Accumulated other comprehensive income (loss)	(435)	(483)	(418)		(567)	(498)
Total capital	3,022	2,949	2,867		2,589	2,543

Other selected data at period end
Regulatory capital to assets ratio	5.94%	5.90%	5.41%		5.29%	5.24%
Market value of equity to book value of equity	92%	88%	81%		85%	80%
All FHLBs consolidated obligations outstanding (par)	$765,980	$796,374	$806,006		$846,481	$870,927
Number of members	761	775	779		785	790
Total employees (full and part time)	304	300	308		311	320
Total investments as a percent of total assets	57%	55%	56%		50%	47%
Advances as a percent of total assets	21%	22%	21%		24%	25%
MPF Loans as a percent of total assets	20%	22%	23%		25%	26%

Selected statements of income data
Net interest income before provision for credit losses	$125	$229	$213		$193	$142
Provision for credit losses	6	1	9		5	6
OTTI (loss), credit portion	(20)	(16)	(76)		(27)	(44)
Other non-interest gain (loss) excluding OTTI	(27)	16	59		23	(62)
Non-interest expense	36	49	28		26	28
Net income	26	132	117		116	1
Cash dividends	*	—	—		—	—

Selected annualized ratios and data
Return on average assets	0.12%	0.60%	0.52%		0.52%	0.00%
Return on average equity	3.54%	19.08%	17.61%		17.82%	0.17%
Average equity to average assets	3.38%	3.14%	2.97%		2.92%	2.76%
Non-interest expense to average assets	0.17%	0.22%	0.13%		0.12%	0.13%
Net yield on interest-earning assets	0.58%	1.05%	0.97%		0.88%	0.65%
Return on average Regulatory Capital spread to three month LIBOR index	7.67%	13.20%	12.14%		12.53%	(0.13)%
Dividend payout ratio[b]	2.22%	—%	—%		—%	—%
*    Less than $1 million. Actual cash paid to shareholders in the period ended March 31, 2011 was $719 thousand, of which $589 thousand was recorded as a dividend and $130 thousand was recorded as interest expense related to MRCS.
a    Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.
b    The dividend payout ratio in this table equals the dividends declared in the period divided by net income for that period.
c    Effective July 1, 2010, we elected to adopt the fair value option for certain government agency held-to-maturity MBS with a carrying amount of $390 million. The difference between the amortized cost and fair value resulted in a cumulative effect adjustment of a $25 million gain, which was recorded as an increase to our beginning July 1, 2010 retained earnings. See Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations in our 2010 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Highlights

•
We recorded net income of $26 million for the first quarter of 2011, an improvement over net income of $1 million for the first quarter of 2010. Net interest income of $119 million was 13% lower than net interest income of $136 million in the first quarter of 2010, but credit-related other-than-temporary-impairment (OTTI) charges and losses associated with derivatives and hedging activities were also lower. In contrast to previous quarters, this quarter's net income did not benefit from unusually high prepayment fees as the prepayment of advances slowed.

•
Advances outstanding at March 31, 2011, were $17.9 billion, 5% lower than December 31, 2010 of $18.9 billion. As is the case for many of the FHLBs across the System, our lower advance levels reflect reduced overall levels of lending and deposit-rich balance sheets across our membership.

•
MPF Loans held in portfolio declined $1.3 billion (7%) to $17.0 billion from $18.3 billion at December 31, 2010. These reductions are a direct result of our 2008 decision not to add MPF Loans to our balance sheet. MPF Xtra loan volume was $433 million during the first quarter of 2011.

•
Total investment securities of $39.0 billion at March 31, 2011, were flat compared to December 31, 2010. As previously disclosed, the Bank acquired lower-risk investments to replace the expected run-off in the MPF portfolio and lower levels of advances. This investment portfolio provides support to our earnings during the transition of our balance sheet and business model. We completed this acquisition program last year and, in the future, we expect the investment portfolio to decrease.

•	As a result of our net income, our retained earnings grew $26 million to $1.1 billion at March 31, 2011, after the payment of the fourth quarter 2010 dividend.

•	We announced the allocation of $35 million for our Affordable Housing Program (AHP) for 2011.

•	We remain in compliance with all of our regulatory capital requirements.

Summary of Financial Results

Net Interest Income Reflects Reduction in MPF Portfolio and Lower Advance Balances
Net interest income for the first quarter of 2011 was $119 million, a 13% decrease from net interest income of $136 million in the first quarter of 2010. As the expected reduction in the MPF portfolio continues, we are focused on generating and maintaining a yield on earning assets sufficient to support a business model focused on advances.

OTTI Charges on Private-Label MBS Portfolio Continue
Credit-related OTTI charges of $20 million against our investment in private-label MBS reduced our earnings in the first quarter of 2011. We intend to hold the private-label MBS portfolio to maturity and may experience additional OTTI charges in the future.

Hedging Costs Fluctuate Due to Market Volatility and Balance Sheet Composition
We recognized losses of $14 million on derivative and hedging activities in the first quarter of 2011, compared to losses of $63 million in the first quarter last year. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in gains or losses from derivative and hedging activities from quarter to quarter and year to year. As we have stated previously, we expect that the Bank's sensitivity to market rate movements will decline, and that the variability of income due to gains and losses on derivative and hedging activities will moderate over time.

Non-Interest Expenses Reflect Market Influences
Non-interest expenses for the quarter increased $8 million (29%) to $36 million from $28 million in the first quarter of 2010. Despite the overall strong performance of loans in the MPF Program, we, like many of our members, are incurring costs associated with real estate owned (REO). REO losses net of expenses were $5 million in Q1 2011, up from less than $1 million in Q1 2010. In addition, Office of Finance and FHFA expenses increased and our pension plan contribution was $3 million for the quarter, an increase of $2 million from one year ago and a reflection of the low-rate environment.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Lower Advances; Reduction in MPF Portfolio Continues
Advances outstanding at the quarter-end were $17.9 billion; $1 billion (5%) lower than the 2010 year-end level of $18.9 billion. Some members have reported that their lower borrowing levels reflect lower loan demand in their markets and communities and/or higher deposits, while others have not renewed advances in an effort to strengthen their capital positions. We also know that some members view us more in terms of emergency funding than daily or short-term funding. Our recent announcement of lower advance pricing and our efforts to expand member collateral capacity are directly related to our positioning the Bank as a core provider of members' funding.

Total MPF Loans held in portfolio were $17.0 billion at the end of the first quarter of 2011, a reduction of $1.3 billion (7%) from December 31, 2010. We increased our allowance for credit losses from $33 million to $38 million consistent with the increase in our nonperforming and impaired MPF Loan amounts. Despite the increase in the MPF Loan allowance for credit losses, MPF Loans continue to have lower delinquency rates than the national average for conventional conforming mortgage loans.

The MPF Xtra product has proven to be popular with our members, as well as the members of the Federal Home Loan Banks of Boston, Des Moines, and Pittsburgh. Since the inception of the program in late 2008, 281 participating financial institutions System-wide have funded more than $7.2 billion in loans. In 2011, we anticipate offering a servicing-released option under the MPF Xtra product.

Total assets remained relatively unchanged at $84.0 billion at the quarter-end. Reductions in advance levels and MPF Loans were offset by increases in the liquidity portfolio. We anticipate that the overall size of the Bank will fall as MPF Loans continue to pay down and we seek to operate at the scale dictated by the level of our members' borrowing levels.

Retained earnings surpassed $1.1 billion at the end of the first quarter of 2011. The level of retained earnings is an important indicator of the improving financial strength of the Bank.

Member Credit
Year-to-date, six of our member institutions have been resolved by the FDIC. At the time of their resolutions, we had $52 million in advances outstanding to these members. We are pleased to report that the FHLB model of securing advances with mortgage assets and securities has continued to be sound as we have not experienced any credit losses as a result of these resolutions. An important aspect of the value proposition of membership in the Bank is that we continue to support members' funding needs throughout economic and credit cycles.

Summary and Outlook
As we have indicated previously, our goals are to:

•	Provide our members with short-term liquidity and long-term funding as integral components of their business strategies;

•	Generate consistent, profitable results while extending the benefits of our funding advantage to our members;

•	Maintain an appropriate dividend;

•	Stabilize our capital base through a capital stock conversion;

•	Build retained earnings;

•	Simplify the business model and operations of the Bank; and

•	Restore full liquidity to our stock.

These goals - some of which we have accomplished and some that remain in the future - are key to building the financial strength and effectiveness of our cooperative as a partner in our members' daily funding needs, as well as their contingency liquidity plans.

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

We are working with our regulator to gain approval for our submitted capital stock plan. For a discussion of how our implementation of a new capital plan may impact our members, see page 21 of the Risk Factors section of our 2010
Form 10-K.

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

The tables below detail certain components of net interest income before the provision for credit losses. It also details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, any material change due to the combined volume/rate variance has been allocated pro-ratably to volume and rate. The calculation is based on a comparison of average balances and rates.

•
Average balances are computed using amortized cost balances. They do not include changes in fair value that are reflected as a component of AOCI, nor do they include the effect of OTTI related to non-credit losses. Nonaccrual MPF Loans held in portfolio are included in average balances used to determine the yield.

•	MPF Loan agent fee premium amortization expense was $6 million, and $7 million for the periods ended March 31, 2011 and March 31, 2010.

•
Interest and effective yield/rate includes all components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, advance prepayment fees, and MPF credit enhancement fees. It includes the impact on net interest income related to prior hedging activities.

	March 31, 2011			March 31, 2010			Increase (decrease) in net interest due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold and securities purchased under agreements to resell	$11,708	$5	0.17%	$7,476	$2	0.11%	$1	$2	$3
Investments	39,108	314	3.21%	34,387	309	3.59%	42	(37)	5
Advances	17,918	68	1.52%	22,267	98	1.76%	(19)	(11)	(30)
MPF Loans held in portfolio	17,171	199	4.64%	22,810	263	4.61%	(65)	1	(64)
Total Interest Income on Assets	85,905	586	2.73%	86,940	672	3.09%	(41)	(45)	(86)

Deposits	798	—	—%	856	—	—%	—	—	—
Securities sold under agreements to repurchase	1,200	4	1.33%	1,200	4	1.33%	—	—	—
Consolidated obligation discount notes	24,607	98	1.59%	21,492	94	1.75%	14	(10)	4
Consolidated obligation bonds	55,393	345	2.49%	59,793	418	2.80%	(31)	(42)	(73)
Mandatorily redeemable capital stock and other liabilities	536	—	—%	468	—	—%	—	—	—
Subordinated notes	1,000	14	5.60%	1,000	14	5.60%	—	—	—
Total Interest Expense on Liabilities	83,534	461	2.21%	84,809	530	2.50%	(17)	(52)	(69)

Net yield on interest-earning assets	$85,905	$125	0.58%	$86,940	$142	0.65%	$(24)	$7	$(17)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As noted in the preceding table, net interest income in the first quarter of 2011 declined compared to the first quarter of 2010, mainly due to the following:

•
Interest income from advances declined primarily as a result of lower outstanding advance balances. Contractual yields on our advances were also marginally lower, reflecting declining market rates on new and rolled-over advances. Prepayment fees were also lower.

•
Interest income from MPF Loans continued to decline during the first quarter of 2011 as a result of the decline in our overall MPF Loan balances outstanding. Except for immaterial amounts of MPF Loans to support affordable housing, we are no longer acquiring MPF Loans for investment, and thus we expect continued run-off of our MPF Loan portfolio and along with it, a decline in MPF Loan interest income generated. As our MPF Loan and investment security portfolios continue to pay down without being replaced by additional earning assets, we expect additional declines in interest income in future periods.

•
Offsetting a portion of the decline in interest income from our earning assets was a continued decline in interest expense incurred on our consolidated obligations as we have replaced a portion of maturing or otherwise extinguished debt at the more recent lower rates available in the funding market. As our funding needs and related amounts of consolidated obligations outstanding decline as a result of our MPF Loan and investment security portfolios continuing to pay down without being replaced, we expect additional declines in interest expense in future periods.

Non-Interest Gain (Loss)

	Three months
For the periods ended March 31,	2011	2010
OTTI impairment charges, credit portion	$(20)	$(44)
Trading securities	(11)	(1)
Derivatives and hedging activities	(14)	(63)
Instruments held at fair value option	(5)	(2)
Other, net -
MPF Xtra and other MPF administration fees	2	2
All other	1	2
Total non-interest gain (loss)	$(47)	$(106)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment

Our 2011 OTTI charges resulted primarily from an increase in projected losses on the collateral underlying certain private-label residential MBS. The reduction in credit losses attributable to OTTI compared with a year ago primarily reflects a slower decline of credit quality and certain factors affecting the expected performance of the mortgage loans underlying our private-label MBS, such as home prices, payment patterns, and unemployment rates.
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
Following is a summary of the OTTI for the periods shown:

Components of the other-than-temporary impairment charges	Securities Newly Impaired	Securities Previously Impaired	Total

For the three months ended March 31, 2011
Total other-than-temporary impairment	$—	$—	$—
Non-credit portion reclassified from accumulated other comprehensive income	—	(20)	(20)
Other-than-temporary impairment charges, credit portion	$—	$(20)	$(20)

For the three months ended March 31, 2010
Total other-than-temporary impairment	$(29)	$—	$(29)
Non-credit portion reclassified to (from) accumulated other comprehensive income	29	(44)	(15)
Other-than-temporary impairment charges, credit portion	$ *	$(44)	$(44)
* Less than $1 million.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Derivatives and Hedging Activities
Non-interest gain (loss) also includes net gains or losses from derivatives and hedging activities and net gains or losses on derivatives economically hedging trading securities. Details on the impact of our derivative and hedging activities, which include hedge ineffectiveness and economic hedge activity, were as follows:

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Three months ended March 31, 2011
Amortization/accretion of hedging activities in net interest income	$11	$—	$(14)	$(5)	$(10)	$(18)
Net interest settlements included in net interest income	(47)	(32)	(3)	(81)	74	(89)
Total hedging activities recorded in net interest income	(36)	(32)	(17)	(86)	64	(107)

Fair value hedges	4	—	(5)	—	3	2
Cash flow hedges	—	—	—	2	—	2
Economic hedges	—	(1)	(30)	1	12	(18)
Total recorded in derivatives and hedging activities	4	(1)	(35)	3	15	(14)

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(9)	—	—	—	(9)
Instruments held under fair value option	—	—	—	—	(5)	(5)

Total net effect of hedging activities	$(32)	$(42)	$(52)	$(83)	$74	$(135)
Trading securities - unhedged	$—	$(2)	$—	$—	$—	$(2)

Three months ended March 31, 2010
Amortization/accretion of hedging activities in net interest income	$(5)	$—	$—	$(5)	$(10)	$(20)
Net interest settlements included in net interest income	(58)	(19)	(25)	(82)	99	(85)
Total hedging activities recorded in net interest income	(63)	(19)	(25)	(87)	89	(105)

Fair value hedges	4	—	4	—	4	12
Cash flow hedges	—	—	—	1	—	1
Economic hedges	—	(5)	(85)	—	14	(76)
Total recorded in derivatives and hedging activities	4	(5)	(81)	1	18	(63)

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(1)	—	—	—	(1)
Instruments held under fair value option	—	—	—	—	(2)	(2)

Total net effect of hedging activities	$(59)	$(25)	$(106)	$(86)	$105	$(171)
Trading securities - unhedged	$—	$—	$—	$—	$—	$—

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value and Cash Flow Hedges

•
The net ineffectiveness resulting from our fair value and cash flow hedge accounting relationships for 2011 was a small loss as our hedged items and interest rate derivatives reacted relatively consistently to the markets. The majority of the losses resulted from the difference in the rate sensitivities between the interest rate derivatives used as hedges and the underlying assets or liabilities being hedged by those derivatives.

Economic Hedges

•
Economic hedges are hedges that do not receive hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration,convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During the first quarter of 2011,interest rate volatility declined, which resulted in a decrease in the value of options in the portfolio. This led to lossesfor the three months ended March 31, 2011. As long as the MPF portfolio remains a relatively large component of theoverall balance sheet, we anticipate fluctuations in hedging expenses from quarter to quarter, although in the long runthese hedging strategies will result in a net expense.

•
We elected the fair value option for a portion of our advances, consolidated obligation bonds and discount notes to economically hedge the interest rate risk associated with these instruments. The net gains on economic hedging of these instruments were primarily attributed to a widening of spreads between agency debt and three-month LIBOR.

MPF Xtra and MPF Loan Administration Fees
We collect a fee for processing MPF Xtra loans which is deferred and recognized over the contractual life of the loans, with any unrecognized amount being accelerated upon loan prepayment. We also collect a fee for the ongoing administration of MPF Loans held by the other MPF Banks.
We processed $433 million and $305 million of new MPF Xtra loan volume during the three months ended March 31, 2011 and 2010. Volumes increased due to lower market mortgage rates and a return of activity to a previously stressed market.
Since the inception of the MPF Xtra product in September 2008, we have processed $7.2 billion of MPF Xtra loans. As of March 31, 2011 we had deferred revenue outstanding of $14 million that will be recognized into income in future periods, compared to $13 million at December 31, 2010.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months
For the periods ended March 31,	2011	2010
Compensation and benefits, excluding pension plan	$12	$13
Pension plan expense	3	1
Total compensation and benefits	15	14

Amortization and depreciation of software and equipment	4	2
Professional service fees	1	3
Other	4	5
Total other operating expenses	9	10

Office of Finance	2	1
FHFA	3	1
Office of Finance and FHFA expenses	5	2

MPF Program expense	2	2
Real estate owned (REO) losses (gains), net of expenses	5	—
Other expense	7	2

Total non-interest expense	$36	$28

We continue to make progress on our long-term strategic objective to reduce non-interest expenses over items in which we have control. We continue to see a decrease in compensation and benefits (excluding pension plan expenses) and professional service fees from the implementation of our new core operating system software and outsourced data center hardware facilitating the streamlining of many aspects of our operations. However, as a result of these new systems, along with a capital lease related to hardware and equipment at our outsourced data center, we did not see a corresponding decrease in amortization and depreciation expense of software and equipment, which is being amortized over the next three years.
Overall non-interest expenses have increased due to items over which we do not have direct control. Our pension plan continues to require additional funding to offset reduced market performance of the multi-employer plan's assets. Pension expense increased due to a reduction in interest rates causing an increase in the estimated plan costs.  This low interest rate environment also increased the plan liability, which resulted in a decrease in the plan's funded status and corresponding additional funding cost at, and for the three months ended, March 31, 2011. We can not predict when market gains on pension assets will return.
Our allocation of costs to fund the operations of our regulator, the FHFA, and our consolidated obligation servicer and administrator, the Office of Finance, were higher due to the increased operating expenses they are incurring.
Increased REO losses were incurred as a result of continued stress in the residential mortgage market impacting our MPF Loan portfolio. We expect to recognize continued elevated REO losses for the foreseeable future until the general residential real estate market stabilizes.
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition
All comparisons in the following narrative in this section are based on the below table, comparing March 31, 2011 to December 31, 2010 unless otherwise stated.

	March 31, 2011	December 31, 2010
Cash and due from banks	$1,311	$282
Federal Funds sold and securities purchased under agreement to resell	8,480	7,243
Investment securities	39,014	38,996
Advances	17,893	18,901
MPF Loans held in portfolio, net	16,960	18,294
Other	353	400
Total assets	$84,011	$84,116

Consolidated obligation discount notes	$22,685	$18,421
Consolidated obligation bonds	53,534	57,849
Subordinated notes	1,000	1,000
Other	3,770	3,897
Total liabilities	80,989	81,167

Capital stock	2,332	2,333
Retained earnings	1,125	1,099
Accumulated other comprehensive income (loss)	(435)	(483)
Total capital	3,022	2,949
Total liabilities and capital	$84,011	$84,116

Cash and due from banks

We held excess cash directly at the Federal Reserve Bank at March 31, 2011 due to a lack of favorable overnight investment alternatives at quarter end as compared to December 31, 2010.

Federal Funds sold and securities purchased under agreements to resell
As advances and MPF Loans paid down, we invested excess funds in Federal Funds sold and securities purchased under agreements to resell.
Investment Securities
We had little change in the overall level of investment securities but as securities in our available-for-sale and held-to-maturity portfolios paid down or matured, we reinvested a portion of the proceeds in securities held in our trading portfolio to support our overall liquidity position.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances
The following table sets forth the outstanding par amount of advances of the largest five advance borrowers:

	As of March 31, 2011		Par as of
	Par	% of total	December 31, 2010
Harris National Association	$2,375	13%	$2,375
State Farm Bank, F.S.B.	1,604	9%	1,800
M & I Marshall & Ilsley Bank	1,440	8%	1,441
Associated Bank, National Association	1,301	7%	2,001
Bank of America, National Association[a]	1,251	7%	1,251
All other borrowers	9,732	56%	9,803
Total par value	$17,703	100%	$18,671
a    Formerly LaSalle Bank, N.A., became ineligible for membership due to an out-of-district merger into Bank of America, N.A. effective October 17, 2008.

Advances continued to decline into 2011. A majority of the decrease was due to lower member demand for borrowings. As some members' deposit levels have increased and as others are decreasing the size of their balance sheets to shore up capital measures, their need for funding has declined, and with it, a portion of our outstanding advance balance. While we have experienced reduced demand for advances by members across our district, most of our reduction in advances resulted from scheduled maturities of advances with two members as shown in the above table. Subsequent to March 31, 2011, Bank of America, National Association (Bank of America) pre-paid their entire advance balance outstanding. Bank of America is not a member and assumed the outstanding advances we made to our former member LaSalle Bank, N.A. as part of its acquisition of LaSalle Bank, N.A.

MPF Loans Held in Portfolio, net

MPF Loans continue to pay down as part of our overall business strategy to focus on our traditional role of providing advances to our members. However, the speed of prepayments in the first quarter of 2011 has slowed compared to 2010 in part due to higher long term interest rates. Though the mortgage rate environment has remained historically low, we have experienced slightly less sensitivity to rates given the seasoned nature of our portfolio. Should market mortgage rates rise in future periods, we would expect prepayment rates to decline more substantially. If rates should fall further however, we would expect additional prepayments to occur. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate movement.

The following table summarizes information related to our net premium (discount) and hedge accounting cumulative basis adjustments on MPF Loans. Most MPF Loans held on our balance sheet carry a premium or discount, though MPF Loans are typically purchased at a premium.

For the three months ended	March 31, 2011	March 31, 2010
Net premium amortization expense	$6	$7
Net amortization expense of closed basis adjustments	14	—

As of	March 31, 2011	December 31, 2010
Net premium balance on MPF Loans	$61	$67
Cumulative basis adjustments on MPF Loans[a]	45	50
Cumulative basis adjustments closed portion	137	151
MPF Loans, unpaid principal balance	16,750	18,056
Premium balance as a percent of MPF Loans	0.36%	0.37%

a    Includes hedge accounting adjustments in hedge relationships that are still outstanding and loan commitment basis adjustments.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources
Liquidity
For the period ending March 31, 2011, we have maintained a liquidity position in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors. Further, based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 47 in our 2010 Form 10-K for a detailed description of our liquidity requirements.
We use three different measures of liquidity as follows:
Overnight Liquidity – For the first three months of 2011, our policy required us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of March 31, 2011, our overnight liquidity was $10.9 billion or 13% of assets, giving us an excess overnight liquidity of $8.0 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2011, we had excess liquidity of $17.1 billion to support member deposits.
Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $10.2 billion as of March 31, 2011.
In addition to the liquidity measures discussed above, the FHFA requires all 12 FHLBs to maintain liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. We are maintaining increased balances in short-term investments to comply with this requirement. We may fund certain overnight or shorter term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 19 in the Risk Factors section of our 2010 Form 10-K.

Funding
Sources of Funding

Cash flows from operating activities represent an indication of liquid or near-liquid resources generated from our operations that may be available for discretionary use by management. During the three months ended March 31, 2011, our operating activities provided net cash flows of $237 million.  The net cash flows provided exceeded year to date net income of $26 million primarily as a result of losses attributable to non-cash change in accrued interest payable, non-cash credit related OTTI charges and other net non-cash adjustments.

Investing activities provided net cash flows of $966 million, primarily reflecting the continued pay down of the MPF Loan portfolio and a reduction in advances. These amounts were partially offset by our purchases of Federal Funds sold and securities purchased under agreements to resell.

Financing activities used net cash flows of $174 million, primarily reflecting a decrease in consolidated obligation bonds and deposits outstanding.

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, and capital stock. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

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

During past financial crises, our access to short-term debt markets has been good.  Investors driven by risk aversion have sought our short-term debt as an asset of choice and this has led to advantageous funding opportunities. Refinancing risks are reduced through the use of various hedging strategies in place.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following shows our net cash flow issuances (redemptions) by type of consolidated obligations:

	Three months
For the period ending March 31,	2011	2010
Net discount note	$4,263	$(4,386)
Net bond	(4,308)	1,470
Total consolidated obligations	$(45)	$(2,916)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	March 31, 2011			December 31, 2010
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total

FHLB System (par)	$581,618	$184,362	$765,980	$601,896	$194,478	$796,374
FHLB Chicago as primary obligor (par)	53,953	22,691	76,644	58,275	18,432	76,707
As a percent of the FHLB System	9%	12%	10%	10%	9%	10%

Conditions in Financial Markets

During the first quarter of 2011, economic indicators started to show signs that the U.S. economy was on firmer footing. However, beginning in mid- to late-January, financial markets became uneasy due to global unrest in Northern Africa and the Middle East. Further, the major earthquake in Japan and subsequent events added to market jitters. Market participants feared that an oil shock could translate into higher gas prices which could ultimately stifle US economic recovery. As such, there was a flight to quality during late-February and March as investors moved assets into short-term Treasuries. These events did not significantly change our funding costs, although we saw marginal improvement in our funding costs on short-term debt with a maturity of one year or less.

During the first quarter of 2011, the FHLBs issued just over $86 billion in consolidated obligation bonds, $32 billion below the amount issued in the fourth quarter of 2010. Monthly bond volume was consistent during the quarter, averaging approximately $29 billion per month. Further, on a weighted average basis, bond funding costs improved from January to March. During the quarter, the FHLBs continued to rely on swapped callable bonds and negotiated fixed-rate, non callable bonds as well as callable step-up issues for a significant portion of consolidated bond funding. The FHLBs passed on their Mandated Global Issuances Program calendar slot in January and March and issued $3 billion of new 2-year bullet bonds under this program in February. Experiencing trends similar to the FHLB System, during the first quarter we issued $5.1 billion of swapped callable bonds and $500 million under the Mandated Global Issuances Program.

FHLB consolidated obligations outstanding continued to fall during first quarter of 2011, dropping just over $30 billion to $766 billion. For a quarter-end, this is the lowest level of consolidated obligations outstanding since December 31, 2003. The continued reduction was driven by a decline in both consolidated obligation bonds and discount notes. During first quarter 2011, consolidated obligation bonds fell $20 billion to $582 billion, while consolidated obligation discount notes fell $10 billion to $184 billion. We had $54 billion in total consolidated obligation bonds outstanding on March 31, 2011 compared to $58.3 billion on December 31, 2010. Our total discount notes outstanding were $22.7 billion on March 31, 2011 compared to $18.4 billion on December 31, 2010. This funding reflects changes in our asset mix during the quarter as shorter-term assets increased by $3.2 billion while longer-term assets decreased by $3.2 billion.

The decline in total consolidated obligations outstanding for the FHLB System is attributed in part to bond call volume. As callable bond maturities extended due to rising interest rates at the beginning of the quarter, bond call volume fell in January to $7.2 billion, the lowest level since September 2009. However, due to various global events, rates fell later in the quarter and bond call volume for the System increased in February and March with $20.2 billion and $24.1 billion respectively, for a total first quarter 2011 FHLB System called bond volume of $51.5 billion. We called $7.2 billion of our callable bonds during the first quarter of 2011.

For a discussion of how the FHLBs' ability to access the capital markets may be impacted if the U.S. Congress does not increase the statutory debt limit or the recent rating agency action on FHLB debt, see Risk Factors on page 82.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Ratings

FHFA regulations require that all FHLBs maintain not less than an AA rating. The regulations also require each FHLB to take any actions necessary to ensure an AAA rating on the System's consolidated obligations.

As of April 30, 2011, Moody's rates all 12 FHLBs as well as the System's consolidated obligations as Aaa, except for our subordinated notes which are rated A2 with a stable outlook.

On April 20, 2011 S&P revised its outlook on the debt issues of the Federal Home Loan Bank System to negative from stable while affirming its AAA debt issue rating. S&P also revised its outlook to negative from stable for 10 of the 12 individual Federal Home Loan Banks while affirming their AAA long-term counterparty credit ratings. These changes reflect S&P's revision of the outlook on the United States of America to negative from stable, AAA rating affirmed. The outlooks on the Federal Home Loan Banks of Chicago and Seattle were not affected. S&P rates our long-term issuer credit as AA+ with a stable outlook and rates our subordinated notes as AA-. S&P rates the FHLB of Seattle's long-term issuer credit as AA+ with a negative outlook.

For further discussion of how this rating action may impact us, see Risk Factors on page 82. For further discussion of how other ratings changes may impact us in the future, also see page 24 of the Risk Factors section of our 2010 Form 10-K.

Capital Resources

For a description of our current capital rules, see Current Capital Rules on page 51 in our 2010 Form 10-K. For a description of our minimum regulatory leverage and other capital requirements, see Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS). As of the date of this filing, we are in compliance with our regulatory leverage and other capital requirements.

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
We anticipate that our new capital plan will provide for the conversion of our current capital stock to one or more classes of Class B capital stock with a five-year redemption period consistent with the requirements of the GLB Act. We cannot predict how an approved capital plan may impact members who have submitted withdrawal notices and not yet withdrawn from membership or former members that continue to hold capital stock. For a description of our capital requirements under the GLB Act, see GLB Act Requirements on page 52 of our 2010 Form 10-K. For a discussion of potential changes to our members’ rights under a new capital plan, see page 21 of the Risk Factors section of our 2010 Form 10-K.

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

As of March 31, 2011	Regulatory Capital Stock[c]		MRCS
Bank of America, National Association[a]	$230	8%	$230
One Mortgage Partners Corp.[b]	172	6%	—
Harris National Association	160	6%	—
M&I Marshall & Ilsley Bank	152	5%	—
PNC Bank, National Association[a]	146	5%	146
All other members	2,003	70%	155
Total	$2,863	100%	$531

	March 31, 2011	December 31, 2010
Capital stock	$2,332	$2,333
Retained earnings	1,125	1,099
Accumulated other comprehensive income (loss)	(435)	(483)
Total GAAP capital	$3,022	$2,949

Regulatory capital stock	$2,863	$2,863
Designated Amount of subordinated notes	1,000	1,000
Regulatory capital stock plus Designated Amount of subordinated notes	3,863	3,863
Retained earnings	1,125	1,099
Regulatory capital plus Designated Amount of subordinated notes	$4,988	$4,962
Voluntary capital stock	$1,464	$1,415

a    Former members merged into these out-of-district institutions, which are not eligible for membership. Their capital stock was reclassified to MRCS at the time of the merger.
b    One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
c    Regulatory capital stock includes MRCS.
We had no change in regulatory capital stock from December 31, 2010 to March 31, 2011. However, $1 million was reclassified from capital stock to a liability as MRCS. For further details see Note 12- Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).
Additional items that increased our total GAAP capital in 2011 were our net income of $26 million and a reduction in our accumulated other comprehensive loss of $48 million.

Our unrealized loss in AOCI decreased due to several factors. We had a $75 million unrealized gain in fair value on cash flow hedges. We accreted $35 million of unrealized/unrecognized noncredit losses included in Noncredit OTTI from AOCI to the carrying value on HTM securities, and we reclassified $20 million on HTM securities from non-credit OTTI in AOCI to OTTI credit losses in earnings. The decrease in our unrealized loss in AOCI due to these items was partially offset by $77 million in unrealized market losses on AFS securities. For further details of the changes see Note 13 - Accumulated Other Comprehensive Income (Loss).
Under the terms of our C&D Order dated October 10, 2007 with the Finance Board, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except for repurchases of excess stock above a member's capital stock floor as described in Capital Resources - Current Capital Rules on page 51 of our 2010 Form 10-K. Prior to the expiration of the six month notice period for voluntary withdrawals, and upon request from merging members, we will submit a request to the Deputy Director to approve related capital stock redemptions. From April 24, 2008 through March 31, 2011 the Deputy Director has denied requests of 22 members to redeem capital stock totaling $50 million in connection with membership withdrawals and other terminations. Other financial institutions that withdrew from membership or had their membership terminated did not submit specific requests to have their capital stock redeemed. We cannot predict when we will be permitted to resume capital stock repurchases or redemptions. Historical redemption requests may not be indicative of future redemption requests and also may not be indicative of the potential impact on our future capital position once the restriction on capital stock redemptions is lifted.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Retained Earnings & Dividends

We had retained earnings of $1.125 billion at March 31, 2011, an increase from $1.099 billion at year-end 2010 due to our three month net income of $26 million. Our retained earnings now exceed our unrealized losses in AOCI by $690 million compared to $616 million at year-end 2010. However, credit deterioration may continue to negatively impact our private-label MBS portfolio. We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 25 of the Risk Factors section of our 2010 Form 10-K.

Regulatory Limitations

Under the terms of the C&D Order, our dividend declarations are subject to the prior written approval of the Deputy Director. In addition to the restrictions under the C&D Order, we may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations.

Retained Earnings and Dividend Policy

On March 22, 2011, our Board of Directors approved a Retained Earnings and Dividend Policy (Policy) to establish target retained earnings for the Bank to mitigate several risks and exposures and provide a cushion against the potential for loss that could impact shareholder value. Specifically, the Policy requires us to establish an overall target for retained earnings to take into account the following:

•	estimated credit risk, market risk and operational risk;

•	deterioration in market value when the Bank's market value to book value of equity ratio is less than 100%;

•	hedge accounting and OTTI accounting adjustments to our other comprehensive income that may impact our future net income as the adjustments are amortized over time; and

•	hedging-related accounting adjustments to the book value basis of advances, MPF Loan portfolio and consolidated obligations that may impact our net income as they are amortized.

Under the Policy, we may, but are not required, to pay a dividend out of our core net income (as defined below) based on our attainment of the retained earnings target on a quarterly basis and management's assessment of the current adequacy of retained earnings. The Policy's dividend payout schedule provides for no dividend if we meet less than 50% of the retained earnings target, with a maximum dividend of 90% of core net income if we meet 100% or more of the retained earnings target. Core net income is income resulting directly from the Bank's core business activities, excluding income from such non-core activities as advance prepayments, transfers of debt to other FHLBs and gains or losses resulting from certain hedge practices. Dividends that are permitted under the Policy but not paid in any given quarter may be applied to subsequent quarters if certain requirements set forth in the Policy are met.

Prior to approving the Policy and based on fourth quarter 2010 results, our Board of Directors declared a cash dividend at an annualized rate of 0.10%, in an amount of $719 thousand paid to members on February 14, 2011, of which $589 thousand was recorded as a dividend and $130 thousand was recorded as interest expense related to MRCS. Although our Board's decision to restore a dividend considered the importance of sustaining a dividend, any future dividend determination by our Board will depend on future operating results and be reviewed in accordance with the Policy, as well as remain subject to prior written approval of the Deputy Director under the terms of the C&D Order.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Joint Capital Enhancement Agreement with other FHLBs

Effective February 28, 2011, the 12 FHLBs, including us, entered into a Joint Capital Enhancement Agreement (JCE Agreement) intended to enhance the capital position of each FHLB. The intent of the JCE Agreement is to allocate that portion of each FHLB's earnings historically paid to satisfy its Resolution Trust Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLB.

Each FHLB is currently required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds. The JCE Agreement provides that upon satisfaction of the FHLBs' obligations to REFCORP, each FHLB will, on a quarterly basis, allocate at least 20% of its net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBs average balance of outstanding consolidated obligations for the previous quarter. Although restricted retained earnings under the JCE Agreement are included in determining whether we have attained the retained earnings target under the Bank's Retained Earnings and Dividend Policy discussed above, these restricted retained earnings will not be available to pay dividends.

The JCE Agreement further requires each FHLB to submit an application to the FHFA for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBs' REFCORP obligation terminates before the FHFA has approved all proposed capital plan amendments submitted pursuant to the JCE Agreement, each FHLB will nevertheless be required to commence the required allocation to its separate restricted retained earnings account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBs with respect to their REFCORP obligations. Depending on the earnings of the FHLBs, the REFCORP obligations could be satisfied as of the end of the second quarter of 2011.  The FHLBs are considering capital plan amendments and submissions incorporating the terms of the JCE Agreement, which if approved by the FHFA, would result in conforming amendments to the JCE Agreement, including amount other things, possible revisions to the termination provisions and related provisions affecting restrictions on the separate restricted retained earnings account.

For more information on the JCE Agreement, see Retained Earnings and Dividends on page 54 in our 2010 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates
The following table identifies our critical accounting policies and estimates and the page number where a detailed description of each can be found in our 2010 Form 10-K.

Other-Than-Temporary Impairment (OTTI)	Page 57
Estimating Fair Values	Page 58
Allowance for Credit Losses - Conventional MPF Loan Assumptions	Page 58
See Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations for the impact of recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment (OTTI)

In addition to evaluating our private-label MBS under a base case, a most probable (actual) scenario as disclosed in Note 5 - Investment Securities, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0 percent to 15.0 percent over the 3- to 9-month period beginning January 1, 2011. Thereafter, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year. The stress test scenario and associated results do not represent our current expectations, and therefore should not be construed as a prediction of our future results, market conditions or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our base case OTTI assessment.

The following table shows what the impact to net income from credit-related OTTI charges would have been under this adverse scenario. Classifications of MBS as prime, Alt-A, or subprime are made at the time of purchase, and may differ from the current performance characteristics of the instrument.

	Actual			Adverse Scenario
As of March 31, 2011	# of Securities	Unpaid Principal Balance	Credit-Related OTTI	# of Securities	Unpaid Principal Balance	Credit-Related OTTI

Prime	8	$777	$(7)	20	$1,382	$(44)
Alt-A	5	148	(5)	5	148	(12)
Subprime	24	523	(8)	42	1,106	(53)
Total private-label MBS	37	$1,448	$(20)	67	$2,636	$(109)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Significant Inputs Used on all residential private-label MBS securities

As noted in Note 5 - Investment Securities, our OTTI analysis for our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee to be used to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The significant inputs table in Note 5 summarizes these significant inputs for all securities impaired during the first quarter of 2011.

However, we perform cash flow analyses on all our private-label MBS for which underlying collateral data is available from our two independent model services, impaired or not. The following table summarizes the significant inputs for all our private-label MBS except for securities for which the underlying collateral data is not available. The classification (prime, Alt-A and subprime) is based on the classification within the model used to run the estimated cash flows for the CUSIP, which may differ from the classification at the time of origination.

As of March 31, 2011		Prepayment Rates			Default Rates			Loss Severities			Current Credit Enhancement[a]
			Range %			Range %			Range %			Range %
	Unpaid Principal Balance[b]	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High

2006	$996	9.4	5.8	10.5	36.1	24.0	57.1	43.1	28.4	48.3	5.6	0.0	15.8
2004 & prior	29	19.2	5.9	46.2	8.2	0.0	56.1	22.8	0.0	49.3	16.4	5.3	40.3
Total Prime	1,025	9.6	5.8	46.2	35.3	0.0	57.1	42.5	0.0	49.3	5.9	0.0	40.3

2006	858	10.0	6.4	13.2	56.8	43.0	80.4	51.2	45.7	63.3	8.4	1.5	16.3
2005	38	11.4	11.4	11.4	47.2	47.2	47.2	49.5	49.5	49.5	4.4	4.4	4.4
2004 & prior	3	8.9	5.6	10.9	35.7	32.3	60.3	28.0	21.1	46.0	31.3	1.5	63.5
Total Alt-A	899	10.0	5.6	13.2	56.2	32.3	80.4	51.1	21.1	63.2	8.3	1.5	63.5

2007	10	5.2	5.2	5.2	79.9	79.9	79.9	69.3	69.3	69.3	40.0	40.0	40.0
2006	1,037	5.6	3.8	7.3	79.1	70.9	88.8	70.7	65.2	79.0	26.9	-14.5	101.0
2005	88	5.1	3.2	6.7	78.9	66.0	88.2	66.4	61.1	70.4	48.0	15.7	79.8
2004 & prior	8	11.2	6.4	14.6	40.5	34.7	47.7	85.7	73.8	97.4	50.2	16.3	100.0
Total Subprime	1,143	5.6	3.2	14.6	78.8	34.7	88.8	70.5	61.1	97.4	28.8	-14.5	101.0

Total	$3,067	8.2	3.2	46.2	57.7	0.0	88.8	55.4	0.0	97.4	15.1	-14.5	101.0

a    A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.
b    Private-label MBS with an unpaid principal balance of $218 million did not have underlying collateral data available to us, and are excluded from the table above. Private-label MBS without underlying collateral data available to us were evaluated for OTTI using alternative procedures.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Values – Sensitivity Analysis
For securities that were impaired during the first quarter of 2011, the fair value determined under the fair value methodology and the fair value range we considered for our prime, subprime and Alt-A investment securities that are carried at fair value either on a nonrecurring or recurring basis, are as follows:

		Range of Pricing Service Values
As of March 31, 2011	Fair Value	Min	Max
2006 AFS - Recurring	$73	$64	$82
2006 HTM - Non-Recurring	11	10	12
2007 HTM - Non-Recurring	8	7	8
Total	$92	$81	$102

Allowance for Credit Losses - Conventional MPF Loan Assumptions

The credit loss severity rate assumption is the largest driver of our allowance for credit losses. The credit loss severity rate analysis looks at the MPF Loans held in our portfolio that have experienced a loss in the previous rolling 12 months. Additionally, the credit loss severity rate assumption was adjusted upward this quarter by examining the FHFA's Purchase-Only index, which we used to determine current housing price trends. The MPF Loan credit loss severity rate is calculated by allocating a portion of the total loss severity rate experienced by the Conventional MPF Loans Credit Enhancement Structure as described on page 71 in our 2010 Form 10-K, which includes both credit losses and periodic expenses, to the credit loss amount that is recognized for GAAP purposes. The credit loss severity rate is a rate which is calculated by factoring in the credit loss severity rate for pools of MPF Loans and the credit loss severity rate for impaired loans (i.e., collateral dependent loans), which adds a percentage for estimated selling costs. The credit loss severity rate rose during this quarter, and has exhibited an increasing trend due to the current housing crisis. As of March 31, 2011 our total loss severity rate for the MPF Loans Credit Enhancement Structure was 31.0%, which included a credit loss severity rate of 16.7%. Comparable rates at December 31, 2010 were 27.0% and 14.6%. Also refer to MPF Loans on page 71 for further discussion.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Investment Securities

The carrying value of our investment securities portfolio by credit rating is shown in the following table:

As of March 31, 2011	A-1/P-1	A-2/P-2	A-3/P-3	Not Prime							Unrated	Carrying Value
Federal Funds and securities sold under agreements to repurchase	$—	$2,295	$2,045	$190							$3,950	$8,480

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
Investment securities-
U.S, Government & other governmental related	$5,237	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$5,237
State or local housing agency	1	34	—	—	—	—	—	—	—	—	—	35
FFELP ABS	8,688	—	—	—	—	—	—	—	—	—	—	8,688
MBS:
GSE residential	18,646	—	—	—	—	—	—	—	—	—	—	18,646
Government-guaranteed residential	4,390	—	—	—	—	—	—	—	—	—	—	4,390
Private-label MBS residential	181	17	6	21	133	29	536	718	243	99	4	1,987
Private-label MBS commercial	31	—	—	—	—	—	—	—	—	—	—	31
Total investment securities	37,174	51	6	21	133	29	536	718	243	99	4	39,014
Total investments	$37,174	$2,346	$2,051	$211	$133	$29	$536	$718	$243	$99	$3,954	$47,494

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present the unpaid principal balance and credit ratings of our private-label residential and commercial MBS by vintage year of issuance and by Prime, Alt-A, and Sub-prime. Except for immaterial amounts of fixed-rate, these MBS are variable rate securities.

Private-label MBS Prime	Residential				Commercial
	Vintage Year of Issue				Vintage Year of Issue
As of March 31, 2011	2006	2005	2004 and Prior	Total	2004 and Prior	Total MBS Prime
AAA	$—	$—	$178	$178	$31	$209
AA	—	—	10	10	—	10
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
Below investment grade	1,706	38	2	1,746	—	1,746
Unrated	—	—	—	—	—	—
Total unpaid principal balance outstanding	$1,706	$38	$190	$1,934	$31	$1,965

Amortized cost	$1,409	$31	$193	$1,633	$31	$1,664
Gross unrealized losses (incl. non-credit OTTI)	(397)	(8)	(2)	(407)	—	(407)
Gross unrealized gains	248	4	4	256	1	257
Fair value	$1,260	$27	$195	$1,482	$32	$1,514

Year-to-date OTTI:
Credit	$(6)	$(1)	$—	$(7)	$—	$(7)
Non-credit	6	1	—	7	—	7
Total OTTI	$—	$—	$—	$—	$—	$—

Weighted average percentage fair value to unpaid principal balance	73.9%	71.1%	102.6%	76.6%	103.2%	77.0%
Original weighted average credit support	11.7%	14.2%	3.8%	10.9%	23.0%	11.1%
Current weighted average credit support	6.8%	4.4%	11.1%	7.2%	38.1%	7.7%
Weighted average collateral delinquency	21.8%	27.6%	3.9%	20.1%	1.8%	19.9%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Alt-A	Vintage Year of Issue
As of March 31, 2011	2006	2004 and Prior	Total
AAA	$—	$—	$—
AA	—	—	—
A	—	—	—
BBB	—	1	1
Below investment grade	148	1	149
Unrated	—	—	—
Total unpaid principal balance outstanding	$148	$2	$150

Amortized cost	$99	$2	$101
Gross unrealized losses (incl. non-credit OTTI)	(26)	—	(26)
Gross unrealized gains	—	—	—
Fair value	$73	$2	$75

Year-to-date OTTI:
Credit	$(5)	$—	$(5)
Non-credit	5	—	5
Total OTTI	$—	$—	$—

Weighted average percentage fair value to unpaid principal balance	49.3%	100.0%	50.0%
Original weighted average credit support	17.9%	7.1%	17.7%
Current weighted average credit support	7.3%	22.4%	7.6%
Weighted average collateral delinquency	46.7%	20.8%	46.3%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Subprime	Vintage Year of Issue
As of March 31, 2011	2007	2006	2005	2004 and Prior	Total
AAA	$—	$—	$—	$1	$1
AA	—	3	1	3	7
A	—	—	2	4	6
BBB	—	15	—	7	22
Below investment grade	10	1,020	89	11	1,130
Unrated	—	—	—	4	4
Total unpaid principal balance outstanding	$10	$1,038	$92	$30	$1,170

Amortized cost	$10	$740	$84	$26	$860
Gross unrealized losses (incl. non-credit OTTI)	(2)	(164)	(7)	(3)	(176)
Gross unrealized gains	—	77	2	1	80
Fair value	$8	$653	$79	$24	$764

Year-to-date OTTI:
Credit	$—	$(8)	$—	$—	$(8)
Non-credit	—	8	—	—	8
Total OTTI	$—	$—	$—	$—	$—

Weighted average percentage fair value to unpaid principal balance	80.0%	62.9%	85.9%	80.0%	65.3%
Original weighted average credit support	23.0%	22.7%	22.1%	41.8%	23.1%
Current weighted average credit support	40.0%	26.9%	48.0%	42.1%	29.1%
Weighted average collateral delinquency	40.5%	43.1%	43.4%	20.4%	42.6%

The following table presents the components of amortized cost of our private-label MBS as of March 31, 2011.

Unpaid Principal Balance	Life-To-Date Credit Impairment	Other Adjustments[a]	Amortized Cost
$3,285	$(679)	$19	$2,625

a    Other Adjustments primarily consists of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Products
We determine the maximum amount and term of the advances we will lend to a member by assessing the member’s creditworthiness and financial condition utilizing financial information available to us, including the quarterly reports members file with their regulators. Credit availability is also determined on the basis of the collateral pledged and we conduct periodic on-site collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member's credit condition deteriorates). We refer to both members and former members as borrowers in the following disclosures. For further detail see Credit Products starting on page 69 in our 2010 Form 10-K.

The following table shows the number of borrowers and outstanding credit extended to our borrowers by rating. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Effective March 31, 2011 we changed the calculation of collateral loan value to no longer exclude the amount from lien caps we place on blanket 1-4 unit single family homes or on home equity lines of credit/junior liens. We revised the previously reported total collateral loan value of $27,577 million for December 31, 2010 to be on a consistent basis.

	March 31, 2011					December 31, 2010
Rating	Number of Borrowers	% of Total	Credit Outstanding[a]	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding[a]	% of Total	Collateral Loan Value
1-3	446	80%	$15,463	82%	$30,700	450	79%	$16,160	82%	$31,835
4	53	10%	1,474	8%	2,703	63	11%	1,634	8%	2,398
5	58	10%	1,950	10%	2,761	59	10%	2,074	10%	2,850
Other	—	—	—	—	—	1	—%	3	—%	2
Total	557	100%	$18,887	100%	$36,164	573	100%	$19,871	100%	$37,085

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table describes the range of lending values, which we also refer to as collateral loan values, assigned to the types of collateral we accept for advances. Collateral loan values do not imply fair values. It also shows the breakdown of pledged collateral from borrowers by underlying type as of March 31, 2011. We apply the margins below to the gross value reported by active borrowers, which is the market value for securities and the unpaid principal balance for other types of collateral, to determine a collateral loan value which represents the amount of funds we would be willing to lend against the related collateral.

As of March 31, 2011	Gross Value Reported by Borrowers	Margins Applied to Majority of Collateral	Collateral Loan Value	Average Effective Margin

Single-family mortgage loans	$40,113	32% - 80%	$27,838	69%
Multi-family mortgage loans	2,088	49% - 70%	1,357	65%
Cash, US government, and US Treasury securities	409	93% - 100%	389	95%
State and local government securities	167	82% - 90%	148	89%
GSE securities excluding MBS & CMO	745	88% - 99%	706	95%
GSE MBS & CMO securities	2,218	86% - 95%	2,065	93%
Private-label MBS & CMO securities	106	60% - 66%	69	65%
Community Financial Institutions[a]	574	29% - 81%	300	52%
Commercial real estate	248	40% - 40%	99	40%
Home equity loans and lines of credit	8,739	5% - 40%	3,193	37%
Total Collateral	$55,407		$36,164	65%

a    Community Financial Institutions are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

As a result of the collateral and other credit risk mitigation efforts, we have not recorded an allowance for credit losses on our advances or other credit products with our members as of the periods presented nor have we ever incurred a loss to date. We had five members placed into receivership by their regulator during the three months ended March 31, 2011. The total advances outstanding for the institutions at the time of their failure were $52 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution. We did not incur any credit losses on any of these actions.

Letters of Credit
In addition to providing advances, we also offer standby letters of credit to our members as discussed in Note 15 - Commitments and Contingencies. To secure these letters of credit, we require collateral as we do on advances.

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
The PFI and we share the risk of credit losses on conventional MPF Loan products, other than the MPF Xtra product, by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. See Conventional MPF Loans Credit Enhancement on page 71 of our 2010 Form 10-K.
Conventional MPF Loan Portfolio Analysis
We recorded a $6 million provision for the three months ended March 31, 2011 for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the increase in delinquent, nonaccrual, and impaired MPF Loans. Our nonaccrual and impaired loan populations grew as the MPF Loan portfolio experienced some additional deterioration and because certain MPF Plus loans were added to the nonaccrual and impaired loan populations. In particular, MPF Plus loans are excluded from nonaccrual and impaired loan status provided PFI performance CE Fees are continued. Under the terms of the MPF Plus product, when the SMI insurer's insurance strength rating falls below an AA rating, the PFI forfeits its right to be paid performance CE Fees unless the PFI elects to replace the SMI policy (with another qualified SMI policy) or to act as a surety for the SMI policy. In those cases where we retain PFIs’ performance CE Fees, we assume the first loss position for credit losses from the impacted MPF Plus master commitments. As a result, MPF Plus loans 90 days past due were placed on nonaccrual status. Further, MPF Plus loans that meet our criteria for collateral dependent loans were classified as impaired loans. As a result, $87 million of MPF Plus loans were deemed to be impaired and on nonaccrual status at March 31, 2011 compared to $73 million at December 31, 2010. This change resulted in a significant increase in the impaired loan loss reserve, which was $14 million on our entire impaired loan population at March 31, 2011 compared to $12 million at December 31, 2010. This increase was partially offset by the credit enhancement for other MPF products. Specifically, for several Original MPF product master commitments, the impaired loan amount was larger than the existing FLA, meaning that additional losses (up to the CE Amount) would be paid by the PFI. Losses were capped at the lesser of the loss amount or the FLA.

Additional PFIs may elect not to replace their SMI policies in future periods. As a result, the impaired loan population may continue to increase for MPF Plus loans. If the impaired loan population increases, then we anticipate that additional increases to our allowance for credit losses may occur.

Government MPF Loans Analysis
We invest in fixed-rate government MPF Loans which are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), and/or by the Department of Housing and Urban Development (HUD). The PFI provides and maintains insurance or a guaranty from the applicable government agency (i.e., the FHA, VA, RHS, or HUD). The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government Loans. Any losses incurred on such loans that are not recovered from those entities are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of our servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of March 31, 2011 or December 31, 2010. Further, due to the government guarantee or insurance, these loans are not placed on nonaccrual status.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes delinquency statistics on our entire MPF Loan Portfolio:

	March 31, 2011	December 31, 2010
Past due 90 days or more and still accruing interest, unpaid principal balance[a]	$422	$435
Nonaccrual unpaid principal balance	142	117
Troubled debt restructurings	3	2

For the three months ended	March 31, 2011	March 31, 2010
Allowance for credit losses, at January 1	$33	$14
Charge-offs[b]	(1)	—
Provision for (release of) allowance for credit losses	6	6
Allowance for credit losses, at March 31	$38	$20

Gross amount of interest per original terms on nonaccrual loans	$2	$1
Interest actually recognized during the period	2	1
Shortfall	$—	$—

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

For loss severity trends that impact our estimates on our allowance for loan credit losses, please see Allowance for Credit
Losses - Conventional MPF Loan Assumptions on page 64. For details on our allowance for credit losses see Note 8 - Allowance for Credit Losses.

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

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. At March 31, 2011 and December 31, 2010 our maximum credit risk as defined above was $112 million and $143 million. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

At March 31, 2011 we had two counterparties with notional derivative balances outstanding exceeding 10% of our total notional outstanding. These two counterparties accounted for 44% of the total. We had no net credit exposure to these counterparties after collateral.

See Note 9 - Derivatives and Hedging Activities for further details of our derivatives and hedging activities.

The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of March 31, 2011	Exposure at Fair Value	Cash Collateral Held	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
AA	$26	$14	$12	$6	$6
A	86	86	—	—	—
Total Counterparties	112	100	12	6	6
Member Institutions	—	—	—	—	—
Total derivatives	$112	$100	$12	$6	$6

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Our legislative and regulatory environment continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and Congress begins to debate proposals for housing finance and GSE reform.

Dodd-Frank Act

As discussed under Legislative and Regulatory Developments on page 14 in our 2010 Form 10-K, the Dodd-Frank Act will likely impact the FHLBs' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBs carry out their housing finance mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on us are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

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
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low risk financial end users.” Pursuant to additional FHFA proposals, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly.
The Commodity Futures Trading Commission (CFTC) has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of our clearing member.  To the extent that the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” as a result of the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk, which constitute the majority of our derivative transactions. However, based on the proposed rules, it is possible that we could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that we have historically entered into with our members.

It is also unclear how the final rule will treat caps, floors and other derivatives embedded in advances to our members. The CFTC and the SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify that certain products will or will not be regulated as "swaps." However, at this time it remains unclear whether certain transactions between the Bank and our member customers will be treated as “swaps.” Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, we may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer, the proposed regulation would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, the hedging activities of the Bank would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

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

Comments on this proposed rule were due by March 30, 2011.

We believe we would be deemed predominantly engaged in financial activities under either prong of the proposed rule. In pertinent part to us, the proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If we are determined to be a nonbank financial company subject to the Federal Reserve's regulatory oversight, then our operations and business may be adversely affected by such oversight.

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

Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If we are made subject to the Volcker Rule, then we may be subject to additional limitations on the composition of our investment portfolio beyond FHFA regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would be likely to increase our regulatory requirements and incremental costs. The FHLB System's consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

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

Comments on this interim final rule were due by March 28, 2011. Valuing most collateral at fair value, rather than par, could adversely impact the value of our investments in the event of the issuer's insolvency.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so FHLB advances are now included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLB advances, in excess of 25% of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it may negatively impact their demand for our advances.

Joint Regulatory Actions

Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the FHFA, published a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks.

Applicable to the FHLBs and the Office of Finance, the rule would:

•	prohibit excessive compensation;

•	prohibit incentive compensation that could lead to material financial loss;

•	require an annual report;

•	require policies and procedures; and

•	require mandatory deferrals of 50% of incentive compensation over three years for executive officers.

Covered persons under the rule would include senior management responsible for the oversight of firm wide activities or material business lines and non-executive employees or groups of those employees whose activities may expose the institution to a material loss.

Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation: balanced design, independent risk management controls and strong governance.

The proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Bank, would also be subject to a mandatory 50% deferral of incentive-based compensation for executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. The proposed rule would impact the design of the Bank's compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule are due by May 31, 2011.

Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the Federal banking agencies, the FHFA, the Department of Housing and Urban Development and the Securities and Exchange Commission jointly published a proposed rule, which proposes requiring sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.

The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae and Freddie Mac related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk retention requirement.

If adopted as proposed, the rule could reduce the number of loans originated by our members, which could negatively impact member demand for our products. Comments on this proposed rule are due on June 10, 2011.

Housing Finance and GSE Reform

In the wake of the financial crisis and related housing problems, both Congress and the Obama Administration are considering changes to the U.S. housing finance structure, specifically reforming or eliminating Fannie Mae and Freddie Mac. These efforts may have implications for the FHLBs.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress entitled Reforming America's Housing Finance Market. The report's primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the FHFA and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBs operate so that overall government support of the mortgage market will be substantially reduced over time.

Although the FHLBs are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report suggests the following possible reforms for the FHLB System:

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

In response, several bills have been introduced in Congress. While none propose specific changes to the FHLBs, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBs traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities.  Accordingly, the FHLBs' investment strategies would likely be affected by winding down those entities.  Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for FHLB advances if FHLB members responded by retaining more of their mortgage loans in portfolio, using advances to fund the loans. Legislation has also been introduced to assist the development of a covered bond market.

It is also possible that Congress will consider any or all of the specific changes to the FHLBs suggested by the Administration's proposal. If legislation is enacted incorporating these changes, the FHLBs could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.  Additionally, if Congress enacts legislation encouraging the development of a covered bond market, FHLB advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing.

The ultimate effect of housing finance and GSE reform on the FHLBs is unknown at this time and will depend on the legislation, if any, that is finally enacted.

FHFA Regulatory Actions

Final Rule on Temporary Increases in Minimum Capital Levels.  On March 3, 2011, the FHFA issued a final rule effective April 4, 2011 authorizing the Director of the FHFA to increase the minimum capital level for an FHLB if the Director determines that the current level is insufficient to address such FHLB's risks.  The rule provides the factors that the Director may consider in making this determination including the FHLB's:

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

The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months.  If we are required to increase our minimum capital level, we may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase.  Alternatively, we could satisfy an increased capital requirement by disposing of assets to decrease the size of our balance sheet relative to total outstanding capital stock, which may adversely impact our results of operations and financial condition and ability to satisfy our mission.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Final Rule on FHLB Liabilities. On April 4, 2011, the FHFA issued a final rule that would, among other things:

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

This rule is not expected to have any adverse impact on the FHLBs' joint and several liability for the principal and interest payments on consolidated obligations. This rule became effective May 4, 2011.

Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments. On January 27, 2010, the FHFA issued a regulation requiring the FHLBs to report to the FHFA upon the discovery of any fraud or possible fraud related to the purchase or sale of financial instruments or loans. On March 29, 2011, the FHFA issued immediately effective final guidance which sets forth fraud reporting requirements for the FHLBs under the regulation. The guidance, among other things, provides examples of fraud that should be reported to the FHFA and the FHFA's Office of Inspector General. In addition, the guidance requires FHLBs to establish and maintain effective internal controls, policies, procedures and operational training to discover and report fraud or possible fraud. Although complying with the guidance will increase our regulatory requirements, we do not expect any material incremental costs or adverse impact to our business.

Proposed Rule on Private Transfer Fee Covenants. On February 8, 2011, the FHFA issued a proposed rule that would restrict the Bank from purchasing, investing in, or taking security interests in, mortgage loans on properties encumbered by private transfer fee covenants, securities backed by such mortgage loans, and securities backed by the income stream from such covenants, except for certain transfer fee covenants. Excepted transfer fee covenants would include covenants to pay a private transfer fee to covered associations (including organizations comprising owners of homes, condominiums, or cooperatives or certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. We would be required to comply with the regulation within 120 days of the publication of the final rule. To the extent that a final rule limits the type of collateral we accept for advances and the type of loans eligible for purchase under the MPF Xtra product, our business may be adversely impacted. Comments on the proposed rule were due by April 11, 2011.

Advance Notice of Proposed Rulemaking on Use of NRSRO Credit Ratings. On January 31, 2011, the FHFA issued an advanced notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific FHFA regulations applicable to FHLBs including risk-based capital requirements, prudential requirements, investments, and consolidated obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.

Advance Notice of Proposed Rulemaking on FHLB Members. On December 27, 2010, the FHFA issued an advance notice of proposed rulemaking to address its regulations on FHLB membership to ensure such regulations are consistent with maintaining a nexus between FHLB membership and the housing and community development mission of the FHLBs. Refer to page 18 in the Legislative and Regulatory Developments section in our 2010 Form 10-K for additional discussion on this proposed rulemaking.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The FHFA’s regulations, its Financial Management Policy, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations and policies prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. For additional information please see Item 7A Quantitative and Qualitative Disclosures about Market Risk on page 77 in our 2010 Form 10-K.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2011
Advances	$(3)	$2	$—	$(5)	$—
MPF Loans	(4)	(24)	(4)	(6)	3
Mortgage Backed Securities	(11)	(7)	(2)	(13)	1
Other interest earning assets	(2)	—	—	(6)	—
Interest-bearing liabilities	16	20	—	15	—
Derivatives	3	(9)	—	—	—
Total	$(1)	$(18)	$(6)	n/m	$4

As of December 31, 2010
Advances	$(3)	$3	$—	$(5)	$—
MPF Loans	(4)	(24)	(4)	(7)	3
Mortgage Backed Securities	(11)	(7)	(2)	(13)	1
Other interest earning assets	(1)	—	—	(6)	—
Interest-bearing liabilities	16	18	—	15	—
Derivatives	3	(7)	—	—	—
Total	$—	$(17)	$(6)	n/m	$4

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

As of March 31, 2011, our sensitivity to changes in implied volatility was an expected $18 million loss. At December 31, 2010, our sensitivity to changes in implied volatility was an expected $17 million loss. These sensitivities are limited in that they do not incorporate other risks, including-but not limited to-non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of March 31, 2011, our duration gap was -0.1 months, compared to 0.0 months as of December 31, 2010.

As of March 31, 2011, our market value deficit (relative to book value) was $276 million, and our market-to-book value ratio was 92%. At December 31, 2010 our market value deficit was $421 million, and our market-to-book value ratio was 88%. These improvements were primarily due to favorable spread movements.

Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy. Some scenarios will not be measured when swap rates are less than 2%.

	March 31, 2011		December 31, 2010
Scenario as of	Change in Fair Value	Limit	Change in Fair Value	Limit
-200 bp	$144.5	$(185.0)	$ *	$(185.0)
-100 bp	(40.9)	(77.5)	*	(77.5)
-50 bp	(13.0)	(30.0)	*	(30.0)
-25 bp	(3.7)	(15.0)	0.7	(15.0)
+25 bp	(0.7)	(30.0)	2.0	(30.0)
+50 bp	(4.3)	(60.0)	2.0	(60.0)
+100 bp	(23.0)	(155.0)	(22.7)	(155.0)
+200 bp	(123.9)	(370.0)	(173.2)	(370.0)

* Due to the low interest rate environment these values were not calculated.

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

Changes in Internal Control Over Financial Reporting

For the first quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Controls and Procedures on page 82 of our 2010 Form 10-K.

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

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, , N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. Bank of America, N.A., which is affiliated with Bank of America Corporation and is a defendant in the Illinois action, held approximately 8% of the Bank's capital stock as of March 31, 2011 as a result of its prior merger with LaSalle Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held approximately 6% of the Bank's capital stock as of March 31, 2011. PNC Bank, National Association, which is affiliated with PNC Investments LLC but is not a defendant in these actions, held approximately 5% of the Bank's capital stock as of March 31, 2011 as a result of prior mergers involving our former member, MidAmerica Bank, FSB.
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

Item 1A. Risk Factors
In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 19 in our 2010 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

The FHLBs' ability to access the capital markets, which we rely on in order to fund our business, may be adversely affected by any market disruptions that could occur if the U.S. Congress does not increase the statutory debt limit or if credit ratings on FHLB consolidated obligations change.

The U.S. Treasury has projected that the statutory limit on the total amount of U.S. debt will be reached no later than May 16, 2011. Although the Treasury has announced it is using its authority to take certain extraordinary measures to temporarily postpone the date the debt limit will be reached, the Treasury currently projects that such measures would be exhausted by August 2, 2011. If Congress does not increase the debt limit, the Treasury would have no remaining borrowing authority once the debt limit is reached and a broad range of government payments would have to be stopped. If the Treasury is not able to make interest payments on U.S. debt and meet other obligations, disruptions may occur in the capital markets which could result in higher interest rates and borrowing costs for the FHLBs. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of FHLB membership may be negatively impacted.

On April 18, 2011, Standard & Poor's (S&P) affirmed its AAA rating on long-term U.S. debt, although S&P revised its outlook to negative from stable based on the overall U.S. debt burden and related fiscal challenges in reducing the deficit. As a result, on April 20, 2011, S&P affirmed the AAA rating on FHLB consolidated obligations, but revised its outlook on FHLB System debt issues to negative from stable.

To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and our results of operations and the value of FHLB membership may be negatively affected.

Federal Home Loan Bank of Chicago

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
None.

Item 4. (Removed and Reserved)

Item 5. Other Information
None.

Item 6. Exhibits

10.1	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2011[a]

10.2	Federal Home Loan Bank of Chicago President's Compensation Plan, effective January 1, 2011[a]

10.3	Joint Capital Enhancement Agreement, dated February 28, 2011[b]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by the Principal Financial Officer

a    Filed with our 2010 Form 10-K on March 17, 2011
b    Filed with our 8-K Current Report on March 1, 2011

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset-backed-securities.

AFS: Available-for-sale securities.

AHP: Affordable Housing Program.

Acquired Member Assets (AMA): Assets that an FHLB may acquire from or through FHLB System members or housing associates by means of either a purchase or a funding transaction.

AOCI: Accumulated Other Comprehensive Income.

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

CFTC: Commodity Futures Trading Commission.

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

Fannie Mae: Federal National Mortgage Association.

FASB: Financial Accounting Standards Board.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

FDIC: Federal Deposit Insurance Corporation.

Federal Reserve: Federal Reserve Bank of New York.

FFELP: Federal Family Education Loan Program.

FHA: Federal Housing Administration.

FHFA: Federal Housing Finance Agency - The Housing and Economic Recovery Act of 2008 enacted on July 30, 2008 created the Federal Housing Finance Agency which became the regulator of the FHLBs.

FHLB Act: The Federal Home Loan Bank Act of 1932, as amended.

FHLBs: The 12 Federal Home Loan Banks or subset thereof.

FHLB System: The 12 FHLBs and the Office of Finance.

Finance Board: The Federal Housing Finance Board. The Bank was supervised and regulated by the Finance Board, prior to creation of the Federal Housing Finance Agency as regulator of the FHLBs by the Housing Act, effective July 30, 2008.

FLA: First loss account is a memo account used to track the MPF Bank's exposure to losses until the CE Amount is available to cover losses.

Freddie Mac: Federal Home Loan Mortgage Corporation.

GAAP: Generally accepted accounting principles in the United States of America.

GLB Act: Gramm-Leach-Bliley Act of 1999.
Government Loans: MPF Loans held in our portfolio comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS).

GSE: Government sponsored enterprise.

Housing Act: Housing and Economic Recovery Act of 2008, enacted July 30, 2008.

HUD: Department of Housing and Urban Development.

HTM: Held-to-maturity securities.

JCE Agreement: Joint Capital Enhancement Agreement entered into by all 12 FHLBs and effective February 28, 2011 intended to enhance the capital position of each FHLB. The intent of the agreement is to allocate that portion of each FHLB's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLB.

LIBOR: London Interbank Offered Rate.

Master Commitment: Pool of MPF Loans purchased or funded by an MPF Bank.

MBS: Mortgage-backed securities.

Moody's: Moody's Investors Service.

MPF®: Mortgage Partnership Finance.

MPF Banks: FHLBs that participate in the MPF program.

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

MRCS: mandatorily redeemable capital stock.

Nonaccrual MPF Loans: Nonperforming mortgage loans in which the collection of principal and interest is determined to be doubtful or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection.

NRSRO: Nationally Recognized Statistical Rating Organization.

Office of Finance: A joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations.

OTTI: Other-than-temporary impairment.

OTTI Committee: FHLB System OTTI governance committee formed by the FHLBs with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used to generate cash flow projections, which are used in analyzing credit losses and determining OTTI for private-label MBS.

Pension Plan: Pentegra Financial Institutions Retirement Fund.

PFI: Participating Financial Institution. A PFI is a member (or eligible housing associate) of an MPF Bank that has applied to and been accepted to do business with its MPF Bank under the MPF Program.

PMI: Primary mortgage insurance.

REFCORP: Resolution Funding Corporation.

REO: Real estate owned.

Regulatory capital: Regulatory capital stock plus retained earnings.

Regulatory capital ratio: Regulatory capital plus Designated Amount of subordinated notes divided by total period-end assets.

Regulatory capital stock: The sum of the paid-in value of capital stock and mandatorily redeemable capital stock.

RHS: Department of Agriculture Rural Housing Service.

S&P: Standard and Poor's Rating Service.

SEC: Securities and Exchange Commission.

SMI: Supplemental mortgage insurance.

System: The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks and the Office of Finance.

VA: Department of Veteran Affairs.

VIE: Variable interest entities.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 11, 2011	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date:	May 11, 2011	(Principal Financial Officer and Principal Accounting Officer)

S-1