Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Chicago
filed 2011-08-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

There were 23,530,989 shares of registrant's capital stock outstanding as of July 31, 2011.

Federal Home Loan Bank of Chicago

PART I
Item 1.    Financial Statements (unaudited)
Statements of Condition (unaudited)
(Dollars in millions, except par value)

	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$2,743	$282
Federal Funds sold and securities purchased under agreements to resell	1,374	7,243
Investment securities -
Trading, $209 and $286 pledged	2,471	1,652
Available-for-sale, $487 and $329 pledged	24,300	24,567
Held-to-maturity [a], $1,512 and $1,490 pledged	12,415	12,777
Total investment securities	39,186	38,996

Advances, $9 and $4 carried at fair value	17,315	18,901
MPF Loans held in portfolio, net of allowance for credit losses of $(39) and $(33)	16,075	18,294
Accrued interest receivable	170	189
Derivative assets	58	16
Software and equipment, net	40	45
Other assets	117	150
Total assets	$77,078	$84,116

Liabilities
Deposits -
Interest bearing	$545	$655
Non-interest bearing	78	164
Total deposits	623	819

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes, $1,202 and $4,864 carried at fair value	16,619	18,421
Bonds, $4,073 and $9,425 carried at fair value	52,535	57,849
Total consolidated obligations, net	69,154	76,270

Accrued interest payable	256	281
Mandatorily redeemable capital stock	533	530
Derivative liabilities	930	883
Affordable Housing Program assessment payable	49	44
Resolution Funding Corporation assessment payable	10	33
Other liabilities	102	107
Subordinated notes	1,000	1,000
Total liabilities	73,857	81,167

Commitments and contingencies - Note 15

Capital
Capital stock - putable $100 par value - 24 million shares issued and outstanding at June 30, 2011 and 23 million shares issued and outstanding at December 31, 2010	2,352	2,333
Retained earnings	1,165	1,099
Accumulated other comprehensive income (loss)	(296)	(483)
Total capital	3,221	2,949
Total liabilities and capital	$77,078	$84,116
a    Fair value of held-to-maturity securities: $13,101 and $13,463.
The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income	$569	$710	$1,155	$1,382
Interest expense	439	517	900	1,047
Net interest income before provision for credit losses	130	193	255	335
Provision for credit losses	3	5	9	11
Net interest income	127	188	246	324

Non-interest gain (loss) on -
Other-than-temporary impairment (OTTI) charges, credit portion [a]	(23)	(27)	(43)	(71)
Trading securities	(11)	(2)	(22)	(3)
Derivatives and hedging activities	(4)	29	(18)	(34)
Instruments held under fair value option	(8)	(6)	(13)	(8)
Other, net	3	2	6	6
Total non-interest gain (loss)	(43)	(4)	(90)	(110)

Non-interest expense -
Compensation and benefits	14	15	29	29
Other operating expenses	8	8	17	18
FHFA	2	—	6	1
Office of Finance	1	1	2	2
Other	4	2	11	4
Total non-interest expense	29	26	65	54

Income before assessments	55	158	91	160

Assessments -
Affordable Housing Program	4	13	7	13
Resolution Funding Corporation	10	29	17	30
Total assessments	14	42	24	43

Net income	$41	$116	$67	$117

[a] Components of the other-than-temporary impairment charges -
Total other-than-temporary impairment	$(9)	$(8)	$(9)	$(37)
Non-credit portion reclassified from accumulated other comprehensive income	(14)	(19)	(34)	(34)
Other-than-temporary impairment charges, credit portion	$(23)	$(27)	$(43)	$(71)

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (AOCI)	Total Capital	Comprehensive Income (Loss)
	Shares [a]	Par Value
Balance, December 31, 2009	23	$2,328	$708	$(658)	$2,378
Net income			117		117	$117
AOCI -
Net change in available-for-sale securities				402
Net change in available-for-sale securities OTTI non-credit				11
Net change in held-to-maturity securities [b]				10
Net change in held-to-maturity securities OTTI non-credit				124
Net change in cash flow hedging activities				(456)
Net change in AOCI					91	91
Proceeds from issuance of capital stock	—	25			25
Reclassification of capital stock to mandatorily redeemable	—	(22)			(22)
Balance, June 30, 2010	23	$2,331	$825	$(567)	$2,589	$208

Balance, December 31, 2010	23	$2,333	$1,099	$(483)	$2,949
Net income			67		67	$67
AOCI -
Net change in available-for-sale securities				157
Net change in available-for-sale securities OTTI non-credit				11
Net change in held-to-maturity securities [b]				1
Net change in held-to-maturity securities OTTI non-credit				95
Net change in cash flow hedging activities				(77)
Net change in retirement plans				—
Net change in AOCI					187	187
Proceeds from issuance of capital stock	1	22			22
Reclassification of capital stock to mandatorily redeemable	—	(3)			(3)
Cash dividends on capital stock			(1)		(1)
Balance, June 30, 2011	24	$2,352	$1,165	$(296)	$3,221	$254

a    Excludes outstanding shares reclassified to mandatorily redeemable capital stock. See Note 12 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).
b    Represents securities transferred at fair value from Available-for-Sale to Held-to-Maturity. The unrealized loss on these securities at the time of transfer was recorded in Accumulated Other Comprehensive Income (Loss) and is being amortized using the constant effective interest method over the estimated lives of the securities. Any other-than-temporary impairments on these securities are recognized as realized losses on OTTI securities in the statements of income.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Six months ended June 30,	2011	2010

Operating	Net cash provided by (used in) operating activities	$170	$224

Investing	Net change Federal Funds sold and securities purchased under agreements to resell	5,869	(3,130)
	Advances -
	Principal collected	49,024	45,643
	Issued	(47,457)	(42,564)
	MPF Loans held in portfolio-
	Principal collected	2,197	2,282
	Purchases	(23)	(24)
	Trading securities -
	Proceeds from maturities, sales, and paydowns	1,281	2
	Purchases	(2,117)	—
	Held-to-maturity securities [a]-
	Short-term held-to-maturity securities, net	209	(40)
	Proceeds from maturities	1,254	1,663
	Purchases	(1,000)	(1)
	Available-for-sale securities -
	Proceeds from maturities and sales	522	500
	Purchases	—	(5,100)
	Proceeds from sale of foreclosed assets	34	44
	Capital expenditures for software and equipment	(3)	(4)
	Net cash provided by (used in) investing activities	9,790	(729)

Financing	Net change deposits	(196)	(115)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	582,256	611,413
	Bonds	16,783	24,180
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(584,049)	(615,082)
	Bonds	(22,251)	(22,212)
	Net proceeds (payments) on derivative contracts with financing element	(63)	(69)
	Proceeds from issuance of capital stock	22	25
	Redemptions of mandatorily redeemable capital stock	—	—
	Cash dividends paid	(1)	—
	Net cash provided by (used in) financing activities	(7,499)	(1,860)
	Net increase (decrease) in cash and due from banks	2,461	(2,365)
	Cash and due from banks at beginning of year	282	2,823
	Cash and due from banks at end of period	$2,743	$458

Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$(3)	$(22)
	Transfer of MPF Loans to real estate owned	36	68

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
b        “Mortgage Partnership Finance”, “MPF”, and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago.

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
These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K (2010 Form 10-K) filed with the SEC.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Credit Risk Accounting and Disclosure

Effective January 1, 2011, we began prospectively disclosing the activity in the allowance for credit losses that occurs during a reporting period for interim and annual reporting periods pursuant to Financial Accounting Standards Board (FASB) guidance issued in July of 2010.
On January 19, 2011, the FASB issued guidance to temporarily defer the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures is July 1, 2011.
In April of 2011, the FASB issued new accounting guidance clarifying a creditor's determination of whether a debt restructuring is a troubled debt restructuring. A troubled debt restructuring exists when a creditor grants a concession to the debtor and the debtor is experiencing financial difficulties. The new accounting guidance provides clarification about what constitutes a concession as well as guidance to facilitate a creditor's evaluation of whether a debtor is experiencing financial difficulties. The new requirements applicable to troubled debt restructurings are required to be adopted in our first interim period beginning on or after June 15, 2011, with earlier adoption permitted. We adopted the new requirements effective July 1, 2011. As required, we applied the new guidance retrospectively to restructuring transactions occurring on or after January 1, 2011, for purposes of determining whether such a restructuring transaction constitutes a troubled debt restructuring. In the event we identified a financing receivable as impaired based on this new guidance, the impairment calculation and recognition was applied prospectively as of July 1, 2011. In this regard, the new guidance did not have an effect on our operating activities and financial statements at the time of adoption.

Reconsideration of Effective Control for Repurchase Agreements

In April of 2011, the FASB issued an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase.  A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained.  The amendment removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The collateral maintenance implementation guidance related to this criterion also is removed.  The collateral maintenance implementation guidance was a requirement of the transferor to demonstrate that it possessed adequate collateral to fund substantially all the cost of purchasing the replacement financial assets.  The amendment is effective for us beginning January 1, 2012.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  We record all our repurchase agreements as secured borrowings, and accordingly, we do not expect the new guidance to have a material effect on our operating activities and financial statements at the time of adoption.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Measurement and Disclosures

Effective January 1, 2011, we began prospectively disclosing purchases, sales, issuances and settlements in the activity in Level 3 fair value measurements on a gross basis pursuant to FASB guidance issued in January of 2010.

In May of 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments serve to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements or change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. We are in the process of reviewing the potential effects of the amendments. The amendments are effective January 1, 2012, and will be applied prospectively.

Comprehensive Income

In June of 2011, the FASB issued new guidance on the presentation of comprehensive income. The objective of the new guidance is to help financial statement users better understand the causes of changes in our financial condition and results of operations. The new guidance requires that we present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. We plan to present comprehensive income in two separate consecutive statements. Under the two statement approach, we are required to present components of net income and total net income in our statement of income. The statement of other comprehensive income would immediately follow our statement of income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Additionally, we are required to present on the face of our financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These changes apply to both annual and interim financial statements. We currently present the components of other comprehensive income in our Statements of Capital for annual reporting purposes and in a note to the financial statements for interim reporting purposes. Such presentation of the components of other comprehensive income will be eliminated under the new guidance. The new guidance does not change the items that are currently reported in our other comprehensive income or when an item of other comprehensive income must be reclassified into net income. As a result, the effect of the new guidance on our financial statements will be limited to how we present our financial statements. The new guidance should be applied retrospectively. The new guidance takes effect
January 1, 2012; however, early adoption is permitted. We plan to adopt when the new guidance takes effect. The new guidance does not require any transition disclosures.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income -
Federal Funds sold and securities purchased under agreements to resell	$1	$5	$6	$7

Investment securities -
Trading	17	5	31	11
Available-for-sale	162	164	327	309
Held-to-maturity	130	150	265	308
Total investment securities	309	319	623	628

Advances	62	86	130	179
Advance prepayment fees, net of fair value hedge adjustments of $(7), $(15), $(7), and $(18)	5	47	5	52
Total Advances	67	133	135	231

MPF Loans held in portfolio	194	257	395	525
Less: Credit enhancement fees	(2)	(4)	(4)	(9)
MPF Loans held in portfolio, net	192	253	391	516

Total interest income	569	710	1,155	1,382

Interest expense -
Securities sold under agreements to repurchase	5	5	9	9

Consolidated obligations -
Discount notes	92	97	190	191
Bonds	328	401	673	819
Total consolidated obligations	420	498	863	1,010

Subordinated notes	14	14	28	28
Total interest expense	439	517	900	1,047

Net interest income before provision for credit losses	130	193	255	335
Provision for credit losses	3	5	9	11
Net interest income	$127	$188	$246	$324

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

Our major security types shown in the tables below are defined as follows:

•
U.S. Government & other government related consists of the sovereign debt of the United States, debt issued by Fannie Mae, Freddie Mac, the Federal Farm Credit Banks Funding Corporation, and non-mortgage backed securities of the Small Business Administration, Federal Deposit Insurance Corporation (FDIC), and Tennessee Valley Authority.

•	Government Sponsored Enterprises (GSE) residential consists of mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential consists of MBS issued by Ginnie Mae.
Trading Securities

The following table presents the fair value of trading securities:

As of	June 30, 2011	December 31, 2010
U.S. Government & other government related	$2,226	$1,337

MBS:
GSE residential	242	312
Government-guaranteed residential	3	3
Total MBS	245	315

Total trading securities	$2,471	$1,652

At June 30, 2011, and 2010, we had net year-to-date unrealized gains (losses) of $(21) million and $(3) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost and Fair Value – Available-for-Sale Securities (AFS)
The following tables present the amortized cost and fair value of our AFS securities.

	Amortized Cost	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2011
U.S. Government & other government related	$1,025	$—	$41	$—	$1,066
Federal Family Education Loan Program - Asset backed securities (FFELP ABS)	8,047	—	523	(9)	8,561

MBS:
GSE residential	11,170	—	473	—	11,643
Government-guaranteed residential	2,847	—	110	—	2,957
Private-label residential	97	(23)	—	(1)	73
Total MBS	14,114	(23)	583	(1)	14,673
Total	$23,186	$(23)	$1,147	$(10)	$24,300

As of December 31, 2010
U.S. Government & other government related	$1,075	$—	$33	$ *	$1,108
FFELP ABS	8,310	—	505	(16)	8,799

MBS:
GSE residential	11,345	—	300	(1)	11,644
Government-guaranteed residential	2,862	—	83	(5)	2,940
Private-label residential	110	(34)	—	*	76
Total MBS	14,317	(34)	383	(6)	14,660
Total	$23,702	$(34)	$921	$(22)	$24,567

*    Less than $1 million

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

The following tables present the amortized cost, carrying value, and fair value of our HTM securities.

	Amortized Cost	OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of June 30, 2011
U.S. Government & other government related	$2,531	$—	$2,531	$51	$(7)	$2,575
State or local housing agency	35	—	35	—	—	35

MBS:
GSE residential	6,545	—	6,545	403	(30)	6,918
Government-guaranteed residential	1,447	—	1,447	10	(3)	1,454
Private-label residential	2,375	(535)	1,840	269	(7)	2,102
Private-label commercial	17	—	17	—	—	17
Total MBS	10,384	(535)	9,849	682	(40)	10,491
Total	$12,950	$(535)	$12,415	$733	$(47)	$13,101

As of December 31, 2010
U.S. Government & other government related	$1,758	$—	$1,758	$26	$(13)	$1,771
State or local housing agency	37	—	37	*	*	37

MBS:
GSE residential	7,464	—	7,464	412	(52)	7,824
Government-guaranteed residential	1,484	—	1,484	6	(18)	1,472
Private-label residential	2,615	(630)	1,985	340	(16)	2,309
Private-label commercial	49	—	49	1	*	50
Total MBS	11,612	(630)	10,982	759	(86)	11,655
Total	$13,407	$(630)	$12,777	$785	$(99)	$13,463

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

Available-for-Sale Securities

	Less than 12 Months			12 Months or More
	Fair Value	Gross Unrealized/ Unrecognized Losses		Fair Value	Gross Unrealized/ Unrecognized Losses
As of June 30, 2011
U.S. Government & other government related	$86	$—	*	$—	$—
FFELP ABS	—	—		1,292	(9)

MBS:
GSE residential	17	—	*	—	—
Government-guaranteed residential	80	—	*	—	—
Private-label residential	—	—		74	(24)	[a]
Total MBS	97	—		74	(24)
Total available-for-sale securities	$183	$—		$1,366	$(33)

As of December 31, 2010
U.S. Government & other government related	$137	$—	*	$—	$—
FFELP ABS	1,332	(16)		10	—	*

MBS:
GSE residential	236	(1)		—	—
Government-guaranteed residential	957	(5)		—	—
Private-label residential	—	—		76	(34)	[a]
Total MBS	1,193	(6)		76	(34)
Total available-for-sale securities	$2,662	$(22)		$86	(34)

*    Less than $1 million
a    Gross unrealized/unrecognized losses includes $31 million and $26 million of gross unrealized/unrecognized recoveries in fair value at June 30, 2011, and at December 31, 2010.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months			12 Months or More
	Fair Value	Gross Unrealized/ Unrecognized Losses		Fair Value	Gross Unrealized/ Unrecognized Losses
As of June 30, 2011
U.S. Government & other government related	$734	$(7)		$—	$—

MBS:
GSE residential	1,179	(30)		—	—
Government-guaranteed residential	536	(3)		—	—
Private-label residential	—	—		1,852	(542)	[a]
Private-label commercial	—	—		1	—	*
Total MBS	1,715	(33)		1,853	(542)
Total held-to-maturity securities	$2,449	$(40)	[a]	$1,853	$(542)

As of December 31, 2010
U.S. Government & other government related	$532	$(13)		$—	$—
State or local housing agency	1	—	*	—	—

MBS:
GSE residential	1,249	(52)		—	—
Government-guaranteed residential	1,143	(18)		—	—
Private-label residential	145	(1)		2,088	(645)	[a]
Private-label commercial	—	—		9	—	*
Total MBS	2,537	(71)		2,097	(645)
Total held-to-maturity securities	$3,070	$(84)	[a]	$2,097	$(645)

*    Less than $1 million
a    Gross unrealized/unrecognized losses includes $17 million and $8 million of gross unrealized/unrecognized recoveries in fair value at June 30, 2011, and at December 31, 2010.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Maturity Terms

The following table presents as of June 30, 2011, the amortized cost, and fair value of AFS and HTM securities by contractual maturity. Asset-backed securities (ABS) and MBS were excluded from this table because the expected maturities of ABS and MBS may differ from contractual maturities as borrowers of the underlying loans have the right to prepay such loans.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Year of Maturity -
Due in one year or less	$234	$234	$319	$319
Due after one year through five years	—	—	446	465
Due after five years through ten years	325	342	532	534
Due after ten years	466	490	1,269	1,292
Total	$1,025	$1,066	$2,566	$2,610

Other-Than-Temporary Impairment

Significant Inputs Used on OTTI Securities

Our OTTI analysis of our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee. We use the information provided to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee was formed by the FHLBs to achieve consistency among the FHLBs in their analyses of the OTTI of private-label MBS. We are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields.

To assess whether the entire amortized cost bases of our private-label MBS will be recovered, we performed a cash flow analysis for each security where fair value was less than amortized cost as of the balance sheet date, except for an immaterial amount of certain private-label MBS for which underlying collateral data is not available. For securities where underlying collateral data is not available, we use alternative procedures to assess for OTTI. In performing the cash flow analysis for each of these securities, we used two models provided by independent third parties.

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

The second model uses the month-by-month projections of future loan performance derived from the first model and allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.

Our housing price forecast as of June 30, 2011, assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period, which began April 1, 2011, followed in each case by a 3-month period of flat prices. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

	Prepayment Rates			Default Rates			Loss Severities			Current Credit Enhancement[a]
		Range %			Range %			Range %			Range %
As of June 30, 2011	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High

Total 2006 Prime	8.5	7.9	9.2	39.4	30.0	47.8	47.3	44.5	49.9	3.9	0.0	7.4

2006	9.5	6.5	12.9	58.1	43.2	70.7	51.4	47.7	60.0	7.0	0.0	15.1
2005	11.5	11.5	11.5	44.9	44.9	44.9	51.5	51.5	51.5	3.9	3.9	3.9
Total Alt-A	9.6	6.5	12.9	57.5	43.2	70.7	51.4	47.7	60.0	6.8	0.0	15.1

2007	5.0	5.0	5.0	81.2	81.2	81.2	70.7	70.7	70.7	40.0	40.0	40.0
2006	5.0	4.0	5.9	81.5	75.3	85.8	72.6	68.5	77.0	16.2	-17.9	34.7
2005	5.5	5.5	5.5	79.8	79.8	79.8	71.1	71.1	71.1	26.0	26.0	26.0
2004 and prior	15.7	15.7	15.7	21.0	21.0	21.0	72.7	72.7	72.7	77.9	77.9	77.9
Total Subprime	5.0	4.0	15.7	81.4	21.0	85.8	72.5	68.5	77.0	17.3	-17.9	77.9

Total private-label residential MBS	8.2	4.0	15.7	59.6	21.0	85.8	55.8	44.5	77.0	8.8	-17.9	77.9

a    A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

Other-Than-Temporary Impairment balances

The following table shows the current outstanding balances on securities that were other-than-temporarily impaired at some point during the life of the securities.

As of June 30, 2011	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$—	$—	$—	$—
Alt-A	145	95	72	72
Subprime	—	—	—	—
Total OTTI AFS securities	$145	$95	$72	$72

Private-label residential MBS:
Prime	$1,691	$1,373	$990	$1,229
Alt-A	—	—	—	—
Subprime	925	617	465	503
Total OTTI HTM securities	$2,616	$1,990	$1,455	$1,732

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Losses recognized

We recognized OTTI as shown in the following table:

	Total other-than-temporary impairment	Non-credit portion reclassified to (from) AOCI	Other-than-temporary impairment charges, credit portion
Three months ended June 30, 2011
Prime	$—	$(17)	$(17)
Alt-A	—	(1)	(1)
Subprime	(9)	4	(5)
Total OTTI	$(9)	$(14)	$(23)

Six months ended June 30, 2011
Prime	$—	$(24)	$(24)
Alt-A	—	(6)	(6)
Subprime	(9)	(4)	(13)
Total OTTI	$(9)	$(34)	$(43)

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

The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. See Note 13 - Accumulated Other Comprehensive Income (Loss).

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables show the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

	2011			2010
	AFS	HTM	Total	AFS	HTM	Total
For the three months ended June 30
Beginning Balance	$52	$620	$672	$44	$490	$534

Additions:
Credit losses on securities for which OTTI was not previously recognized	—	—	—	—	2	2
Additional credit losses on securities for which an OTTI charge was previously recognized	1	22	23	1	24	25
Total OTTI credit losses recognized in the period	1	22	23	1	26	27

Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the security	—	(1)	(1)	—	—	—

Ending Balance	$53	$641	$694	$45	$516	$561

For the six months ended June 30
Beginning Balance	$47	$606	$653	$40	$450	$490

Additions:
Credit losses on securities for which OTTI was not previously recognized	—	—	—	—	2	2
Additional credit losses on securities for which an OTTI charge was previously recognized	6	37	43	5	64	69
Total OTTI credit losses recognized in the period	6	37	43	5	66	71

Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the security	—	(2)	(2)	—	—	—

Ending Balance	$53	$641	$694	$45	$516	$561

Variable Interest Entities
Our investments in variable interest entities (VIE) include, but are not limited to, senior interests in private label MBS and FFELP ABS. We have evaluated these VIE investments as of June 30, 2011, and determined that we are not required to apply consolidation accounting since we are not the primary beneficiary in any of these VIE. Excluding contractually required amounts, we have not provided financial or other support (explicitly or implicitly) during the periods presented in our financial statements. Further, we do not intend to provide such support in the future. The carrying amounts and classification of the assets that relate to these VIE are shown in investment securities in our statements of condition. We have no liabilities related to these VIE. Our maximum loss exposure for our VIE is limited to the carrying value.

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

The following table presents our advances:

As of June 30, 2011	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$4,959	1.09%	$5,744	$7,736
One to two years	2,540	3.01%	2,565	2,445
Two to three years	2,128	2.01%	2,028	2,117
Three to four years	867	3.02%	867	860
Four to five years	1,292	2.88%	942	704
More than five years	5,317	2.11%	4,957	3,241
Total par value	$17,103	2.04%	$17,103	$17,103

Noncallable/nonputable	$13,160
Callable	815
Putable	3,128
Total par value	17,103
Hedging adjustments	208
Other adjustments	4
Total advances	$17,315
As of June 30, 2011, we had two advance borrowers exceeding 10% of our total advances outstanding, Harris National Association with $2.4 billion or 14% of total advances outstanding and Associated Bank, National Association with $1.9 billion or 11% of total advances outstanding.

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

As of	June 30, 2011	December 31, 2010

Medium term (15 years or less)	$4,555	$5,395
Long term (over 15 years)	11,324	12,661
Total unpaid principal balance	15,879	18,056
Net premiums, credit enhancement and deferred loan fees	61	70
Hedging adjustments	174	201
Total before allowance for credit losses	16,114	18,327
Allowance for credit losses	(39)	(33)
Total MPF Loans held in portfolio, net	$16,075	$18,294

Conventional	$13,163
Government	2,716
Total unpaid principal balance	$15,879

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

Credit Products

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary tool for managing the credit products. At June 30, 2011, we had rights to collateral on a borrower-by-borrower basis with a collateral loan value in excess of each borrower's outstanding extension of credit.

At June 30, 2011, and December 31, 2010, we had no credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products at any time during the six months ended June 30, 2011, and 2010.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at June 30, 2011, and December 31, 2010. At June 30, 2011, and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on our off-balance sheet credit exposures see Note 15-Commitments and Contingencies.

Government MPF Loans

Each servicer provides and maintains insurance or a guaranty from the applicable government agency (i.e., the FHA, VA, RHS, or HUD) and is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted mortgage government loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of the servicers, we did not establish an allowance for credit losses for government MPF Loans held in portfolio as of June 30, 2011, and December 31, 2010. Further, due to the government guarantee or insurance, these MPF Loans are not placed on nonaccrual status.

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

The recorded investment in an MPF Loan includes the amount of the unpaid principal balance, plus accrued interest, net deferred loan fees or costs, unamortized premium or discount, which includes the basis adjustment related to any gain or loss on a delivery commitment prior to being funded, fair value hedging adjustments, and any direct write-downs.

The recorded investment in an MPF Loan excludes any valuation allowances and receivables from future performance credit enhancement fees.

	June 30, 2011	June 30, 2010
For the three months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$38	$20
Charge-offs	(2)	(1)
Provision for credit losses	3	5
Balance, end of period	$39	$24

For the six months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$33	$14
Charge-offs	(3)	(1)
Provision for credit losses	9	11
Balance, end of period	$39	$24

As of	June 30, 2011	December 31, 2010
Allowance assigned to conventional MPF Loans-
Specifically identified and individually evaluated for impairment [a]	$16	$12
Homogeneous pools of loans and collectively evaluated for impairment	23	21
Total	$39	$33

Recorded Investment in Conventional MPF Loans-
Individually evaluated for impairment	$138	$111
Collectively evaluated for impairment	13,312	15,356
Total	$13,450	$15,467

a    A level of imprecision is not utilized when determining the estimated credit losses on specifically identified loans.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

Our key credit quality indicators for MPF Loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize our key credit quality indicators for MPF Loans.

	June 30, 2011			December 31, 2010
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$223	$155	$378	$263	$189	$452
Past due 60-89 days	73	59	132	89	77	166
Past due 90 days or more	290	221	511	301	237	538
Total past due	586	435	1,021	653	503	1,156
Total current	12,864	2,310	15,174	14,814	2,451	17,265
Total (recorded investment)	$13,450	$2,745	$16,195	$15,467	$2,954	$18,421

Other delinquency statistics (recorded investment):
In process of foreclosure [a]	$197	$75	$272	$191	$89	$280
Serious delinquency rate [b]	2.18%	8.06%	3.18%	1.97%	8.04%	2.97%
Past due 90 days or more still accruing interest [c]	$176	$221	$397	$219	$237	$456
On nonaccrual status	145	—	145	97	—	97
Troubled debt restructurings	4	—	4	2	—	2

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

We had $52 million and $56 million in MPF Loans classified as real estate owned (REO) and recorded in other assets at June 30, 2011, and December 31, 2010.

The following table summarizes the recorded investment, unpaid principal balance and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either period.

	June 30, 2011			December 31, 2010
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans	$138	$136	$16	$111	$110	$12

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the average recorded investment of impaired MPF Loans and related interest recognized.

	June 30, 2011		June 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
For the three months ended
Impaired conventional MPF Loans with an allowance	$135	$2	$78	$1

For the six months ended
Impaired conventional MPF Loans with an allowance	$125	$3	$61	$2

Credit Enhancements. We share the risk of credit losses on conventional MPF Loan products with our PFIs (excluding the MPF Xtra product) by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment. We are obligated to incur the first layer or portion of credit losses, which is called the First Loss Account (FLA), that is not absorbed by borrower's equity after any primary mortgage insurance (PMI). The FLA functions as a tracking mechanism for determining the point after which PFIs CE Amount would cover the next layer of losses, which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (CE Amount). Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs.  See Conventional MPF Loans Credit Enhancement on page 71 of our 2010 Form 10-K for additional details, including a discussion of how losses are allocated on conventional MPF Loans between PFIs and us.

Under the MPF Program, the credit enhancement protection provided by a PFI (CEP Amount) consists of the CE Amount, and may include a contingent performance based credit enhancement fee (CE Fee) whereby such fees are reduced up to the amount of the FLA by losses arising under the master commitment.

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

At June 30, 2011, and December 31, 2010, the amounts of FLA remaining for losses, excluding amounts that may be recovered through performance-based CE fees was $270 million and $286 million. We record CE Fees paid to the PFIs as a reduction to mortgage interest income, see Note 4 - Interest Income and Interest Expense.

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

Financial Statement Impact and Additional Financial Information

We held the right to reclaim the cash collateral noted as an asset in the following table. We also had an obligation to return excess cash collateral noted as a liability in the table below. Our derivative instruments may contain provisions that require us to pledge additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2011, is $916 million for which we have posted collateral of $923 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2011, we would be required to pledge up to an additional $26 million of collateral to our counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivative instruments as of June 30, 2011, and December 31, 2010.

	June 30, 2011			December 31, 2010
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$39,399	$166	$1,494	$38,030	$146	$1,508
Interest rate swaptions	770	25	—	870	29	—
Total	40,169	191	1,494	38,900	175	1,508

Derivatives not in hedge accounting relationships-
Interest rate swaps	29,595	429	290	36,360	420	282
Interest rate swaptions	8,060	182	—	9,420	217	—
Interest rate caps or floors	1,913	225	—	2,408	242	—
Mortgage delivery commitments	201	—	—	281	—	—
Total	39,769	836	290	48,469	879	282

Total before adjustments	$79,938	1,027	1,784	$87,369	1,054	1,790
Netting adjustments [a]		(868)	(868)		(911)	(911)
Exposure at fair value [b]		159	916		143	879
Cash collateral and related accrued interest		(101)	14		(127)	4
Derivative assets and liabilities		$58	$930		$16	$883
a    Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions.
b    Includes net accrued interest receivable of $12 million as of June 30, 2011, and less than $1 million as of December 31, 2010.

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

	Three months ended June 30,			Six months ended June 30,
For the period ending	2011		2010	2011	2010
Fair Value Hedges -
Interest rate swaps	$(1)		$(11)	$6	$(3)
Other	(2)		(5)	(7)	(1)
Ineffectiveness net gain (loss)	(3)		(16)	(1)	(4)

Cash flow Hedges - Ineffectiveness net gain (loss)	12	[a]	—	14	1

Economic Hedges -
Interest rate swaps	(25)		(1)	(5)	108
Interest rate swaptions	(12)		11	(60)	(177)
Interest rate caps/floors	14		27	(10)	26
Interest rate futures/TBA	—		1	—	1
Net interest settlements	10		7	44	11
Net gain (loss)	(13)		45	(31)	(31)

Net gains (losses) on derivatives and hedging activities	$(4)		$29	$(18)	$(34)
a    Represents the recognition of previously deferred cash flow hedge adjustments related to certain advances that were prepaid during the period.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Three months ended June 30, 2011
Hedged item type -
Available-for-sale investments	$(99)	$97	$(2)	$(35)	$—
Advances	(26)	29	3	(39)	(7)
MPF Loans held for portfolio	(5)	2	(3)	(2)	(11)
Consolidated obligation bonds	152	(153)	(1)	86	(9)
Total	$22	$(25)	$(3)	$10	$(27)

Three months ended June 30, 2010
Hedged item type -
Available-for-sale investments	$(213)	$204	$(9)	$(28)	$—
Advances	(52)	54	2	(70)	(18)
MPF Loans held for portfolio	(17)	12	(5)	(17)	4
Consolidated obligation bonds	190	(194)	(4)	99	(9)
Total	$(92)	$76	$(16)	$(16)	$(23)

Six months ended June 30, 2011
Hedged item type -
Available-for-sale investments	$(84)	$82	$(2)	$(67)	$—
Advances	17	(10)	7	(86)	(9)
MPF Loans held for portfolio	(6)	(2)	(8)	(5)	(25)
Consolidated obligation bonds	129	(127)	2	160	(18)
Total	$56	$(57)	$(1)	$2	$(52)

Six months ended June 30, 2010
Hedged item type -
Available-for-sale investments	$(240)	$231	$(9)	$(47)	$—
Advances	(52)	58	6	(148)	(23)
MPF Loans held for portfolio	(36)	35	(1)	(42)	4
Consolidated obligation bonds	358	(358)	—	198	(17)
Total	$30	$(34)	$(4)	$(39)	$(36)

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
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

		Effective Portion		Ineffective Portion
	Recognized in AOCI	Reclassified into Net Interest Income	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities		Effect on Net Interest Income [a]
Three months ended June 30, 2011
Advances - interest rate floors	$—	$9	Interest income	$12	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(4)	Interest expense	—		—
interest rate swaps	22	(1)	Interest expense	—		(80)
Consolidated obligation bonds - interest rate swaps	—	(1)	Interest expense	—		—
Total	$22	$3		$12		$(80)

Three months ended June 30, 2010
Advances - interest rate floors	$11	$7	Interest income	$—		$9
Consolidated obligation discount notes - interest rate caps	—	(3)	Interest expense	—		—
interest rate swaps	(360)	(1)	Interest expense	—		(82)
Consolidated obligation bonds - interest rate swaps	—	(1)	Interest expense	—		—
Total	$(349)	$2		$—		$(73)

Six months ended June 30, 2011
Advances - interest rate floors	$—	$22	Interest income	$12	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(8)	Interest expense	—		—
interest rate swaps	(53)	(2)	Interest expense	2		(161)
Consolidated obligation bonds - interest rate swaps	—	(2)	Interest expense	—		—
Total	$(53)	$10		$14		$(161)

Six months ended June 30, 2010
Advances - interest rate floors	$8	$7	Interest income	$—		$28
Consolidated obligation discount notes - interest rate caps	—	(7)	Interest expense	—		—
interest rate swaps	(468)	(2)	Interest expense	1		(164)
Consolidated obligation bonds - interest rate swaps	—	(3)	Interest expense	—		—
Total	$(460)	$(5)		$1		$(136)
a    Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of     derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.
b    Represents the recognition of previously deferred cash flow hedge adjustments related to certain advances that were prepaid during the period.
We expect that $32 million of net deferred cash flow hedging adjustment gains currently recorded in AOCI as of June 30, 2011, will be recognized as an increase to earnings over the next 12-month period. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 9 years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

All of our consolidated obligation discount notes are due within one year. The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2011	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$7,982	3.55%	$31,032
One to two years	8,318	2.96%	7,575
Two to three years	12,453	2.35%	5,688
Three to four years	4,980	2.43%	1,813
Four to five years	8,370	2.73%	2,890
Thereafter	10,682	3.66%	3,787
Total par value	$52,785	2.96%	$52,785

Noncallable	$28,338
Callable	24,447
Total par value	52,785
Bond premiums (discounts), net	28
Hedging adjustments	(281)
Fair value option adjustments	3
Total consolidated obligation bonds	$52,535

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

We are allowed to include a percentage of the outstanding principal amount of the subordinated notes (the Designated Amount) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and in calculating our maximum permissible holdings of MBS, and unsecured credit, subject to 20% annual phase-outs as shown in the table below. As of June 14, 2011, the Designated Amount of subordinated notes was reduced to $800 million. We remained in compliance with our minimum regulatory capital requirements at quarter end as further discussed in Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

Time Period	Percentage of Outstanding Amount	Designated Amount
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 through June 13, 2012	80%	800
June 14, 2012 through June 13, 2013	60%	600
June 14, 2013 through June 13, 2014	40%	400
June 14, 2014 through June 13, 2015	20%	200
June 14, 2015 through June 13, 2016	—%	—

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS)

Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. No members had concentrations greater than or equal to 10% of total regulatory capital stock at June 30, 2011, or December 31, 2010.

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

These ratios apply to us when our non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts with members, certain MBS, and other investments specified by FHFA regulation) after deducting the amount of deposits and capital, are not greater than 11% of total assets. If the non-mortgage asset ratio is greater than 11%, FHFA regulations require a regulatory capital ratio of 4.76%. See Minimum Capital Requirements in Note 19 on page F-44 in our 2010 Form 10-K for further description of our minimum capital requirements. Our non-mortgage asset ratio on an average monthly basis was above 11% at June 30, 2011, and December 31, 2010, thus we were subject to the 4.76% ratio.

The following table summarizes our regulatory capital requirements as a percentage of total assets.

		Regulatory Capital plus Designated Amount of Subordinated Notes
		Requirement in Effect		Actual
	Non-Mortgage Asset Ratio	Ratio	Amount	Ratio	Amount
June 30, 2011	19.68%	4.76%	$3,669	6.29%	$4,850
December 31, 2010	20.43%	4.76%	4,004	5.90%	4,962

Under the C&D Order, we are also required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At June 30, 2011, and December 31, 2010 we had an aggregate amount of $3.685 billion and $3.863 billion of regulatory capital stock plus Designated Amount of subordinated notes.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

June 30, 2011	Member Count	Dollar Amount
MRCS at beginning of year	52	$530

Capital Stock reclassified from equity:
Merger out of district, moved headquarters out-of-district, or redeemed excess capital stock per C&D Order	5	3
Net redemption of MRCS:
Excess capital stock per C&D Order [a]	(2)	*
MRCS at end of period	55	$533

*    Less than $1 million
a    We redeemed MRCS for excess capital stock exceeding a member's capital stock floor as permitted under the C&D Order, however; the Deputy Director has denied all other requests submitted to redeem MRCS since April 28, 2008.

Joint Capital Enhancement Agreement

The 12 FHLBs, including us, entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, which is intended to enhance the capital position of each FHLB. The intent of the JCE Agreement is to allocate that portion of each FHLB's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLB.

Since each FHLB has been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation has been satisfied, the JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLB will be required contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

The FHLBs subsequently amended their capital plans, or in our case, our capital plan submission to the FHFA, to implement the provisions of the JCE Agreement.

On August 5, 2011, the FHFA certified that the FHLBs have fully satisfied their REFCORP obligation. In accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLB is required to allocate 20 percent of its net income to a separate restricted retained earnings account.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI for the periods indicated:

	Net Unrealized on AFS	Noncredit OTTI on AFS	Net Unrealized on HTM	Noncredit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
Balance December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)
Noncredit OTTI	—	—	—	(34)	—	—	(34)
Subsequent changes in fair value recognized in AOCI	—	6	—		—	—	6
Net unrealized gains (losses) recognized in AOCI	402	—	—	—	(460)	—	(58)
Reclassification from AOCI to earnings	—	5	10	63	4	—	82
Accretion from noncredit OTTI to HTM asset	—	—	—	95	—	—	95
Balance June 30, 2010	$982	$(44)	$(12)	$(799)	$(697)	$3	$(567)

Balance December 31, 2010	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)
Noncredit OTTI	—	—	—	(9)	—	—	(9)
Subsequent changes in fair value recognized in AOCI	—	5	—	—	—	—	5
Net unrealized gains (losses) recognized in AOCI	157	—	—	—	(53)	—	104
Reclassification from AOCI to earnings	—	6	1	37	(24)	—	20
Accretion from noncredit OTTI to HTM asset	—	—	—	67	—	—	67
Balance June 30, 2011	$905	$(23)	$(7)	$(535)	$(638)	$2	$(296)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14- Fair Value Accounting

Fair Value Measurement
The fair value amounts recorded on the statements of condition and presented in the note disclosures have been determined using available market information and our judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at June 30, 2011, and December 31, 2010. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on estimated fair value. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. These estimates are susceptible to material near term changes because they are made as of a specific point in time.
The carrying values and fair values of our financial instruments are shown in the table below. This table does not represent an estimate of our overall market value as a going concern as it does not take into account future business opportunities and the net profitability of assets versus liabilities.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$2,743	$2,743	$282	$282
Federal Funds sold and securities purchased under agreements to resell	1,374	1,374	7,243	7,243
Trading securities	2,471	2,471	1,652	1,652
Available-for-sale securities	24,300	24,300	24,567	24,567
Held-to-maturity securities	12,415	13,101	12,777	13,463
Advances, $9 and $4 carried at fair value	17,315	17,599	18,901	19,114
MPF Loans held in portfolio, net	16,075	17,144	18,294	19,256
Accrued interest receivable	170	170	189	189
Derivative assets	58	58	16	16
Total Financial Assets	$76,921	$78,960	$83,921	$85,782

Financial Liabilities
Deposits	$623	$623	$819	$819
Securities sold under agreements to repurchase	1,200	1,207	1,200	1,213
Consolidated obligations -
Discount notes, $1,202 and $4,864 carried at fair value	16,619	16,620	18,421	18,422
Bonds, $4,073 and $9,425 carried at fair value	52,535	54,619	57,849	60,019
Accrued interest payable	256	256	281	281
Mandatorily redeemable capital stock	533	533	530	530
Derivative liabilities	930	930	883	883
Subordinated notes	1,000	1,107	1,000	1,065
Total Financial Liabilities	$73,696	$75,895	$80,983	$83,232

Fair Value Hierarchy

We record trading securities, AFS securities, derivative assets, and derivative liabilities as well as certain advances and certain consolidated obligations at fair value. The fair value hierarchy is used to prioritize the fair value valuation techniques as well as the inputs used to measure fair value for assets and liabilities carried at fair value on the statements of condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability. A description of the application of the fair value hierarchy is disclosed in Note 22 - Fair Value Accounting starting on page F-50 in our 2010 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no such changes or transfers in the first six months of 2011 or 2010.

Valuation Techniques and Significant Inputs

A description of the valuation techniques and significant inputs for the period ending December 31, 2010 is disclosed in
Note 22 - Fair Value Accounting starting on page F-50 in our 2010 Form 10-K. There have been no significant changes in our valuation techniques from prior reporting periods. Our significant inputs for the period ending June 30, 2011, are disclosed below.

Investment securities—non-MBS and certain MBS. The significant inputs include either the price received from a pricing service, or a market-observable interest rate curve with a discount spread, if applicable, as noted in the following table:

		Spread (Basis Points)
As of June 30, 2011	Significant Inputs	High	Low	FV of Securities
U.S. Government & other government related - Trading and AFS	Pricing Service	n/a	n/a	$3,292
FFELP ABS - AFS	Pricing Service	n/a	n/a	5,469
FFELP ABS - AFS [a]	LIBOR swap curve	70	50	3,092
GSE residential MBS -Trading and AFS	Pricing Service	n/a	n/a	11,885
Government-guaranteed residential MBS - Trading and AFS	Pricing Service	n/a	n/a	2,960
Private-label residential MBS - AFS	Pricing Service	n/a	n/a	73
HTM MBS non-recurring impaired securities	Pricing Service	n/a	n/a	125

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

	Actual			Significant Inputs	Characteristics
As of June 30, 2011	Unpaid Principal Balance	Fair Value	Weighted Average Price	Weighted Avg. Non-Binding Broker Price	Weighted Avg. Contractual Interest (%)	Weighted Avg. Expected Maturity (yrs.)
Government-guaranteed residential MBS - AFS	$2,759	$2,957	107.14	106.68	4.13%	4.8

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Advances and Consolidated Obligations. The following table presents the significant inputs used to measure fair value of advances and consolidated obligations:

		Basis Point Range
As of June 30, 2011	Curve Description	High	Low
Advances
Spread	CO curve	20	20
Consolidated obligations:
Spread for callable	LIBOR swap curve	11	30
Spread for non-callable	CO curve	—	—

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition:

As of June 30, 2011	Level 1	Level 2	Level 3	Netting Adj. [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$2,226	$—	$—	$2,226
GSE residential MBS	—	242	—	—	242
Governmental-guaranteed residential MBS	—	3	—	—	3
Total Trading Securities	—	2,471	—	—	2,471
AFS securities:
U.S. Government & other government related	—	1,066	—	—	1,066
FFELP ABS	—	8,561	—	—	8,561
GSE residential MBS	—	11,643	—	—	11,643
Government-guaranteed residential MBS	—	2,957	—	—	2,957
Private-label residential MBS	—	—	73	—	73
Total AFS Securities	—	24,227	73	—	24,300
Advances	—	9	—	—	9
Derivative assets - interest-rate related	—	998	29	(969)	58
Total assets at fair value	$—	$27,705	$102	$(969)	$26,838
Level 3 as a percent of total assets at fair value			0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(1,202)	$—	$—	$(1,202)
Consolidated obligation bonds	—	(4,073)	(78)	—	(4,151)
Derivative liabilities - interest-rate related	—	(1,784)	—	854	(930)
Total liabilities at fair value	$—	$(7,059)	$(78)	$854	$(6,283)
Level 3 as a percent of total liabilities at fair value			1.2%

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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2010	$76	$29	$(78)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	—	—
Included in AOCI	5	—	—
Paydowns and settlements	(8)	—	—
At June 30, 2011	$73	$29	$(78)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$—	$—

At December 31, 2009	$82	$23	$(71)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	9	(9)
Included in AOCI	7	—	—
Paydowns and settlements	(12)	—	—
At June 30, 2010	$77	$32	$(80)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$9	$(9)

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
The following table presents assets which were recorded at fair value as of the dates shown as the result of a nonrecurring change in fair value having been recorded in the quarter then ended.

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Private-label residential MBS- HTM	$—	$—	$125	$—	$—	$26
Impaired MPF Loans	—	—	120	—	—	96
Real estate owned	—	—	18	—	—	17
Total non-recurring assets	$—	$—	$263	$—	$—	$139

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	June 30, 2011			June 30, 2010
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$6	$(5,479)	$(2,501)	$4	$(5,939)	$—
New transactions elected for fair value option	3	(3,300)	(150)	—	(8,919)	(3,208)
Maturities and extinguishments	—	4,705	1,450	—	4,345	—
Net gain (loss) on instruments held at fair value	—	(8)	—	—	(6)	—
Change in accrued interest and other	—	9	(1)	—	(1)	(1)
Balance end of period	$9	$(4,073)	$(1,202)	$4	$(10,520)	$(3,209)

For the six months ended
Balance beginning of period	$4	$(9,425)	$(4,864)	$4	$(4,749)	$—
New transactions elected for fair value option	5	(4,159)	(150)	—	(12,109)	(3,208)
Maturities and extinguishments	—	9,519	3,816	—	6,350	—
Net gain (loss) on instruments held at fair value	—	(13)	—	—	(8)	—
Change in accrued interest and other	—	5	(4)	—	(4)	(1)
Balance end of period	$9	$(4,073)	$(1,202)	$4	$(10,520)	$(3,209)
For items recorded under the fair value option, the related contractual interest income and contractual interest expense is recorded as part of net interest income on the statements of income. The remaining change in fair value for instruments in which the fair value option has been elected is recorded in non-interest gain (loss) on instruments held under fair value option in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of June 30, 2011, or December 31, 2010.
The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected:

	June 30, 2011			December 31, 2010
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Principal Balance
Advances	$9	$9	$—	$4	$4	$—
Consolidated obligation bonds	(4,070)	(4,073)	3	(9,430)	(9,425)	(5)
Consolidated obligation discount notes	(1,201)	(1,202)	1	(4,863)	(4,864)	1
None of the advances in the above table were 90 days or more past due or in nonaccrual status.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Commitments and Contingencies

The following table shows our commitments outstanding but not yet incurred or recorded in our statements of condition.

As of	June 30, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$4,671	$—	$4,671	$365	$—	$365
Member standby letters of credit	418	407	825	414	489	903
Housing authority standby bond purchase agreements	81	266	347	89	140	229
MPF Xtra mortgage purchase commitments with concurrent commitment to resell to Fannie Mae	100	—	100	140	—	140
MPF Loan mortgage purchase commitments for portfolio	2	—	2	1	—	1
Advance commitments	114	—	114	2	—	2
Total	$5,386	$673	$6,059	$1,011	$629	$1,640

Consolidated obligations

Our consolidated obligation discount notes typically settle same day or next business day. The amounts shown above for unsettled consolidated obligation bonds represents only those bonds for which we will receive the proceeds and become the primary obligor. No commitment has been recorded and no liability has been recorded for the joint and several liability related to the other FHLBs' share of the consolidated obligations. We do not believe we need to accrue a liability for our joint and several liability based on the current status of the payment/performance risk and we do not believe information exists that indicates it is probable a liability for our joint and several liability has been incurred. The par value of outstanding consolidated obligations for the FHLBs was $727 billion and $796 billion at June 30, 2011, and December 31, 2010. See Note 15 - Consolidated Obligations in our 2010 Form 10-K for a discussion of other commitments shown in the table above.

Other Commitments and Contingencies

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Pledged Collateral

We enter into bilateral collateral agreements and execute derivatives and other transactions with major banks and broker-dealers. As of June 30, 2011, we had pledged securities as collateral with a carrying value of $952 million to our derivative counterparties, of which $524 million can be resold or repledged.

We also pledged securities as collateral with a carrying value of $1.3 billion to our counterparties related to our securities sold under agreements to repurchase. All of these pledges can be sold or repledged.

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

	June 30, 2011	December 31, 2010
Assets - Advances	$1,313	$629
Liabilities - Deposits	58	73
Equity - Capital Stock	96	99

Other FHLBs

We had no material amounts of transactions with other FHLBs identified on the face of our Financial Statements, which begin on page 3.

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
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	our ability to stabilize our capital base, including changes to our capital structure that would result from a new capital plan;

•	the effect of the requirements of the C&D Order impacting capital stock redemptions and dividend levels;

•	the impact of revised interest rate risk management policies implemented in response to the C&D Order;

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

•
changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; changes in our cost of funds due to Congressional deliberations on the overall U.S. debt burden and any related rating agency actions impacting FHLB consolidated obligations;

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
For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 81 in this Form 10-Q and in our 2010 Form 10-K on page 19. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of and for the three months ended	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Selected statements of condition data
Total investments [a]	$40,560	$47,494	$46,239	$49,264	$44,179
Advances	17,315	17,893	18,901	18,803	21,103
MPF Loans held in portfolio	16,114	16,998	18,327	20,166	21,591
Allowance for credit losses	(39)	(38)	(33)	(32)	(24)
Total assets	77,078	84,011	84,116	88,626	87,743

Discount notes	16,619	22,685	18,421	24,254	18,458
Bonds	52,535	53,534	57,849	55,077	60,586
Total consolidated obligations, net	69,154	76,219	76,270	79,331	79,044
Mandatorily redeemable capital stock	533	531	530	511	488
Capital stock	2,352	2,332	2,333	2,318	2,331
Retained earnings [b]	1,165	1,125	1,099	967	825
Accumulated other comprehensive income (loss)	(296)	(435)	(483)	(418)	(567)
Total capital	3,221	3,022	2,949	2,867	2,589

Other selected data at period end
MPF Xtra loans outstanding [c]	$6,083	$5,877	$5,655	$4,819	$3,816
Regulatory capital to assets ratio	6.29%	5.94%	5.90%	5.41%	5.29%
Market value of equity to book value of equity	95%	92%	88%	81%	85%
All FHLBs consolidated obligations outstanding (par)	$727,475	$765,980	$796,374	$806,006	$846,481
Number of members	764	761	775	779	785
Total employees (full and part time)	304	304	300	308	311
Total investments as a percent of total assets	53%	57%	55%	56%	50%
Advances as a percent of total assets	22%	21%	22%	21%	24%
MPF Loans as a percent of total assets	21%	20%	22%	23%	25%

Selected statements of income data
Net interest income before provision for credit losses	$130	$125	$229	$213	$193
Provision for credit losses	3	6	1	9	5
OTTI (loss), credit portion	(23)	(20)	(16)	(76)	(27)
Other non-interest gain (loss) excluding OTTI	(20)	(27)	16	59	23
Non-interest expense	29	36	49	28	26
Net income	41	26	132	117	116
Cash dividends	1	*	—	—	—

Selected annualized ratios and data
Return on average assets	0.20%	0.12%	0.60%	0.52%	0.52%
Return on average equity	5.20%	3.54%	19.08%	17.61%	17.82%
Average equity to average assets	3.90%	3.38%	3.14%	2.97%	2.92%
Non-interest expense to average assets	0.14%	0.17%	0.22%	0.13%	0.12%
Net yield on interest-earning assets	0.65%	0.58%	1.05%	0.97%	0.88%
Return on average Regulatory Capital spread to three month LIBOR index	3.76%	7.67%	13.20%	12.14%	12.53%
Dividend payout ratio [d]	1.43%	2.22%	—%	—%	—%
*    Less than $1 million
a    Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.
b    Effective July 1, 2010, we elected to adopt the fair value option for certain government agency held-to-maturity MBS with a carrying amount of $390 million. The difference between the amortized cost and fair value resulted in a cumulative effect adjustment of a $25 million gain, which was recorded as an increase to our beginning July 1, 2010, retained earnings. See Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations in our 2010 Form 10-K.
c    MPF Xtra outstanding loans are not held on our Statement of Condition. MPF Xtra loans purchased from PFIs are concurrently sold to Fannie Mae. See MPF Program Design beginning on page 9 in our 2010 Form 10-K.
d    The dividend payout ratio in this table equals the dividends declared in the period divided by net income for that period.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Highlights

•
We recorded net income of $41 million for the second quarter of 2011 compared to net income of $116 million for the second quarter of 2010, a quarter that was characterized by hedging gains and higher-than-usual advance prepayment fees. Net interest income of $127 million was 32% lower than net interest income of $188 million in the second quarter of 2010 due to lower levels of advances and MPF Loans held in portfolio, and the absence of significant advance prepayment fees. Credit-related OTTI charges of $23 million offset a portion of the net interest income. We may experience additional credit-related OTTI charges in the future.

•	Advances outstanding at June 30, 2011, were $17.3 billion, 3% lower than the previous quarter-end level of
$17.9 billion and 8% lower than the year-end 2010 level of $18.9 billion. As is the case for many of the FHLBs across the System, our lower advance levels reflect reduced overall levels of lending, deposit-rich balance sheets across our membership, and members' efforts to strengthen capital. In addition, several larger members involved in mergers have paid down advances over the last several quarters.

•
MPF Loans held in portfolio at June 30, 2011, declined $2.2 billion (12%) to $16.1 billion from $18.3 billion at December 31, 2010. These reductions are a direct result of our 2008 decision not to add MPF Loans to our balance sheet. MPF Xtra loan volume was $336 million during the second quarter of 2011 and $7.6 billion from the inception of the program through June 30, 2011.

•
Total investment securities of $39.2 billion at June 30, 2011, roughly equaled the $39.0 billion portfolio at December 31, 2010. However, as previously stated, the largest portion of the investment portfolio was acquired to create an income bridge to transition the primary business of the Bank to advances. We expect this portfolio to decline over time as we are positioning the balance sheet for reductions associated with the eventual repurchases and redemptions of capital stock required to normalize our relationships with our members.

•	As a result of our net income during the first half of 2011, our retained earnings grew $66 million to $1.16 billion at June 30, 2011.

•	We remain in compliance with all of our regulatory capital requirements.

Income Statement: Foundation for Consistent Net Interest Income and Profitability

Net interest income for the second quarter of 2011 of $127 million is in line with net interest income levels over recent quarters, excluding the impact of higher-than-usual levels of advance prepayment fees. Net income for the quarter was $41 million. We believe consistent net interest income, including investment income and income from future growth in the advances portfolio combined with close attention to non-interest expenses and lower sensitivity to market movements, will be the bases for a successful business model focused on advances.

Credit-related OTTI charges of $23 million in the second quarter of 2011 compared favorably with OTTI charges of $27 million in the second quarter of 2010. However, while we carefully analyze the impact of OTTI charges quarterly, we cannot predict the level of any future charges, which depend on many factors.

We recognized losses of $4 million on derivatives and hedging activities for the second quarter of 2011, compared to gains of $29 million in the second quarter of 2010. Gains and losses on derivatives and hedging activities are largely market-driven. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in gains or losses from derivatives and hedging activities from quarter to quarter and year to year.

We are actively managing the components of non-interest expenses that we control. Excluding Office of Finance and FHFA expenses, non-interest expenses were $26 million during the second quarter of 2011, compared to $25 million for the second quarter of 2010. The main driver of the increase was an increase in Real Estate Owned losses associated with the MPF Program. As we have stated previously, we expect that the Bank's sensitivity to market rate movements will decline, and that the variability of income due to gains and losses on derivatives and hedging activities will moderate over time.

Balance Sheet: Reduction in Total Assets

Total assets at June 30, 2011, were $77.1 billion, down 8% from $84.1 billion at December 31, 2010. The smaller balance sheet reflects reductions in advances, the MPF Loan portfolio, and short-term investments. Advances at June 30, 2011, were $17.3 billion, down from $18.9 billion at year-end 2010. Several factors continue to contribute to lower levels of advances, including demand in members' markets, relatively high deposits on members' balance sheets, and members' efforts to strengthen capital ratios. In addition, we have experienced several significant paydowns over the past year resulting from member mergers and resolutions. Finally, we believe that some members view us more in terms of emergency funding than daily or short-term

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

funding. We are having conversations with members individually to point out the benefits of borrowing through the Bank and have initiated several projects that are designed to raise the profile of the Bank as a core provider of members' funding.

Total MPF Loans held in portfolio were $16.1 billion at the end of the second quarter of 2011, a reduction of $2.2 billion (12%) from December 31, 2010. We increased our MPF Loan loss allowance from $33 million at December 31, 2010, to $39 million, reflecting an increase in our nonperforming and impaired MPF Loan amounts. Despite the increase in the MPF Loan loss allowance, MPF Loans continue to have lower delinquency rates than the national average for conventional conforming mortgage loans.

The MPF Xtra product has proven to be popular with our members, as well as the members of the FHLBs of Boston, Des Moines, and Pittsburgh. Since the inception of the program in late 2008, 289 participating financial institutions System-wide have funded $7.6 billion in loans. We anticipate offering a servicing-released option under the MPF Xtra product later this year.

Retained earnings totaled $1.16 billion at the end of the second quarter of 2011. The level of retained earnings is an important indicator of the improving financial strength of the Bank.

FHLB Joint Capital Enhancement Agreement

Effective February 28, 2011, the 12 FHLBs, including the Bank, entered into a Joint Capital Enhancement Agreement (JCE Agreement) intended to enhance the capital position of each FHLB. The intent of the JCE Agreement is to allocate that portion of each FHLB's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLB. The FHLBs subsequently amended their capital plans, or in our case, our capital plan submission to the FHFA, to implement the provisions of the JCE Agreement.

On August 5, 2011, the FHFA certified that the FHLBs have fully satisfied their REFCORP obligation. In accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLB is required to allocate 20% of its net income to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends as further discussed in Joint Capital Enhancement Agreement with the Other FHLBs on page 62.

Summary and Outlook

Focused on our member shareholders and the long-term financial strength of the cooperative, our ongoing goals are to:

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

In response to significant progress in the remediation of the Bank and the demonstration of the value and reliability of FHLB funding to our members during times of extreme financial crisis and credit distress, our members have reinforced the importance of this institution to them and their communities in Illinois and Wisconsin. Our role as a locally owned cooperative that has access to the advantaged funding of a GSE is more important today than ever before. And, our role is not just that of a critical source of back-up liquidity though we have, at times, been the only funding alternative for members facing severe challenges. We are a funding partner providing asset/liability and risk management support to members of all sizes.

We have expanded collateral capacity and streamlined collateral pledging processes for nearly 350 members who have executed our new advances agreement.

Finally, we continue to work with our regulator to gain approval for our submitted capital stock plan. As soon as we receive approval, we will provide information on the structure and timing of a capital stock conversion with members.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Net Interest Income

Net interest income is the difference between interest income that we receive on our interest earning assets, the interest expense we pay on interest bearing liabilities, the net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges, amortization of premiums, discounts and hedge adjustments, advance prepayment fees, and MPF credit enhancement fees.

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

•
MPF Loan agent fee premium amortization expense was $4 million and $7 million for the three months ended June 30, 2011, and 2010, and $11 million and $14 million for the six months ended June 30, 2011, and 2010.

•
Interest and effective yield/rate includes all components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, advance prepayment fees, and MPF credit enhancement fees. It includes the impact on net interest income related to prior hedging activities.

	June 30, 2011			June 30, 2010			Increase (decrease) in net interest due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold and securities purchased under agreements to resell	$8,449	$1	0.05%	$9,487	$5	0.21%	$(1)	$(3)	$(4)
Investments	38,054	309	3.25%	36,104	319	3.53%	17	(27)	(10)
Advances	17,037	67	1.57%	20,799	133	2.56%	(24)	(42)	(66)
MPF Loans held in portfolio	16,209	192	4.74%	21,707	253	4.66%	(64)	3	(61)
Total Interest Income on Assets	79,749	569	2.85%	88,097	710	3.22%	(72)	(69)	(141)

Deposits	699	—	—%	894	—	—%	—	—	—
Securities sold under agreements to repurchase	1,200	5	1.67%	1,200	5	1.67%	—	—	—
Consolidated obligation discount notes	20,453	92	1.80%	20,688	97	1.88%	(1)	(4)	(5)
Consolidated obligation bonds	53,282	328	2.46%	61,603	401	2.60%	(54)	(19)	(73)
Mandatorily redeemable capital stock and other liabilities	532	—	—%	479	—	—%	—	—	—
Subordinated notes	1,000	14	5.60%	1,000	14	5.60%	—	—	—
Total Interest Expense on Liabilities	77,166	439	2.28%	85,864	517	2.41%	(55)	(23)	(78)

Net yield on interest-earning assets	$79,749	$130	0.65%	$88,097	$193	0.88%	$(17)	$(46)	$(63)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	June 30, 2011			June 30, 2010			Increase (decrease) in net interest due to
For the six months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold and securities purchased under agreements to resell	$10,069	$6	0.12%	$8,487	$7	0.16%	$1	$(2)	$(1)
Investments	38,578	623	3.23%	35,250	628	3.56%	59	(64)	(5)
Advances	17,476	135	1.54%	21,529	231	2.15%	(43)	(53)	(96)
MPF Loans held in portfolio	16,687	391	4.69%	22,256	516	4.64%	(129)	4	(125)
Total Interest Income on Assets	82,810	1,155	2.79%	87,522	1,382	3.16%	(112)	(115)	(227)

Deposits	748	—	—%	875	—	—%	—	—	—
Securities sold under agreements to repurchase	1,200	9	1.50%	1,200	9	1.50%	—	—	—
Consolidated obligation discount notes	22,519	190	1.69%	21,088	191	1.81%	13	(14)	(1)
Consolidated obligation bonds	54,332	673	2.48%	60,703	819	2.70%	(86)	(60)	(146)
Mandatorily redeemable capital stock and other liabilities	534	—	—%	473	—	—%	—	—	—
Subordinated notes	1,000	28	5.60%	1,000	28	5.60%	—	—	—
Total Interest Expense on Liabilities	80,333	900	2.24%	85,339	1,047	2.45%	(73)	(74)	(147)

Net yield on interest-earning assets	$82,810	$255	0.62%	$87,522	$335	0.77%	$(39)	$(41)	$(80)

As noted in the preceding table, net interest income throughout 2011 declined compared to the same period of 2010, mainly due to the following:

•
Interest income from advances declined primarily due to lower contractual yields on our advances, reflecting declining market rates on new and rolled-over advances. Prepayment fees were also lower. Interest income from advances also declined as advances continued to decline in 2011. A majority of the decrease was due to lower member demand for borrowings. As some members' deposit levels have increased and as others are decreasing the size of their balance sheets to shore up capital measures, their need for funding has declined, and with it, a portion of our outstanding advance balance. While we have experienced reduced demand for advances by members across our district, most of our reduction in advances resulted from the Bank of America, National Association (Bank of America) pre-paying their entire advance balance outstanding in the second quarter. Their balance outstanding at December 31, 2010 was $1.251 billion. Bank of America is not a member and assumed the outstanding advances as part of its acquisition of our former member LaSalle Bank, N.A.

•
Interest income from MPF Loans continued to decline during the first half of 2011 as a result of our 2008 decision not to add MPF Loans to our balance sheet. Except for immaterial amounts of MPF Loans to support affordable housing, we are no longer acquiring MPF Loans for investment, and thus we expect continued run-off of our MPF Loan portfolio and along with it, a decline in MPF Loan interest income generated. As our MPF Loan and investment security portfolios continue to pay down without being replaced by additional earning assets, we expect additional declines in interest income in future periods.

•
Offsetting a portion of the decline in interest income from our earning assets was a continued decline in interest expense incurred on our consolidated obligations as our reduced funding needs for advances, investments, and MPF Loans have led to lower outstanding balances of consolidated obligations during the period. In addition, our replacement of a portion of maturing or otherwise extinguished debt at the more recent lower rates available in the funding market contributed to lower interest expense. As our funding needs and related amounts of consolidated obligations outstanding decline as a result of our MPF Loan and investment security portfolios continuing to pay down without being replaced, we expect additional declines in interest expense in future periods.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months		Six months
For the periods ended June 30,	2011	2010	2011	2010
OTTI impairment charges, credit portion	$(23)	$(27)	$(43)	$(71)
Trading securities	(11)	(2)	(22)	(3)
Derivatives and hedging activities	(4)	29	(18)	(34)
Instruments held at fair value option	(8)	(6)	(13)	(8)
Other, net
MPF Xtra and other MPF administration fees	3	1	5	3
All other	—	1	1	3
Total non-interest gain (loss)	$(43)	$(4)	$(90)	$(110)

OTTI impairment charges, credit portion

Our OTTI charges resulted primarily from an increase in projected losses on the collateral underlying certain private-label residential MBS. The reduction in credit losses attributable to OTTI compared with a year ago primarily reflects a slower decline of credit quality and certain factors affecting the expected performance of the mortgage loans underlying our private-label MBS, such as home prices, payment patterns, and unemployment rates.
We actively monitor the credit quality of our MBS. It is not possible to predict whether we will have additional OTTI charges in the future because that will depend on many factors, including economic, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities. See Note 5 - Investment Securities Other-Than-Temporary Impairment section for a summary of the OTTI for the periods shown.

Trading Securities
Increased losses on trading securities in 2011 resulted mainly from the change in fair value attributable to premiums on certain trading securities acquired earlier in 2011. These premiums will continue to be recognized as part of the change in fair value until maturity or sale of the securities.
Derivatives and Hedging Activities
Non-interest gain (loss) also includes net gains or losses from derivatives and hedging activities and net gains or losses on derivatives economically hedging trading securities.

Fair Value and Cash Flow Hedges

•
A small net ineffectiveness loss related to our fair value hedge accounting relationships was recognized for the period ending June 30, 2011. The loss resulted from the difference in interest rate sensitivities between the interest rate derivatives used as hedging instruments and the underlying hedged assets or liabilities. A $12 million gain related to our cash flow hedge accounting relationships was recognized for the period ending June 30, 2011. The gain related to the recognition of previously deferred cash flow hedge adjustments as the result of the prepayment of certain variable-rate advances.

Economic Hedges

•
Economic hedges are hedges that do not receive hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During 2011, interest rate volatility declined, which resulted in a decrease in the value of options in the portfolio. This led to losses for the six months ended June 30, 2011. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedging expenses from quarter to quarter.

•
We elected the fair value option for a portion of our advances, consolidated obligation bonds and discount notes to economically hedge the interest rate risk associated with these instruments. The net gains on economic hedging of these instruments were primarily attributed to a widening of spreads between agency debt and three-month LIBOR.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Details on the impact of our derivative and hedging activities, which include hedge ineffectiveness and economic hedge activity, were as follows:

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Three months ended June 30, 2011
Amortization/accretion of hedging activities in net interest income	$2	$—	$(11)	$(5)	$(10)	$(24)
Net interest settlements included in net interest income	(39)	(35)	(2)	(80)	86	(70)
Total hedging activities recorded in net interest income	(37)	(35)	(13)	(85)	76	(94)

Fair value hedges	3	(2)	(3)	—	(1)	(3)
Cash flow hedges	12	—	—	—	—	12
Economic hedges	(1)	(1)	(22)	1	10	(13)
Total recorded in derivatives and hedging activities	14	(3)	(25)	1	9	(4)

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(10)	—	—	—	(10)
Instruments held under fair value option	—	—	—	—	(8)	(8)

Total net effect of hedging activities	$(23)	$(48)	$(38)	$(84)	$77	$(116)
Trading securities - unhedged	$—	$(1)	$—	$—	$—	$(1)

Three months ended June 30, 2010
Amortization/accretion of hedging activities in net interest income	$(11)	$—	$(4)	$(4)	$(10)	$(29)
Net interest settlements included in net interest income	(62)	(29)	(17)	(82)	99	(91)
Total hedging activities recorded in net interest income	(73)	(29)	(21)	(86)	89	(120)

Fair value hedges	2	(9)	(5)	—	(4)	(16)
Cash flow hedges	—	—	—	—	—	—
Economic hedges	—	—	30	3	12	45
Total recorded in derivatives and hedging activities	2	(9)	25	3	8	29

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(2)	—	—	—	(2)
Instruments held under fair value option	—	—	—	(1)	(5)	(6)

Total net effect of hedging activities	$(71)	$(40)	$4	$(84)	$92	$(99)
Trading securities - unhedged	$—	$—	$—	$—	$—	$—

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Six months ended June 30, 2011
Amortization/accretion of hedging activities in net interest income	$13	$—	$(25)	$(10)	$(20)	$(42)
Net interest settlements included in net interest income	(86)	(67)	(5)	(161)	160	(159)
Total hedging activities recorded in net interest income	(73)	(67)	(30)	(171)	140	(201)

Fair value hedges	7	(2)	(8)	—	2	(1)
Cash flow hedges	12	—	—	2	—	14
Economic hedges	(1)	(2)	(52)	2	22	(31)
Total recorded in derivatives and hedging activities	18	(4)	(60)	4	24	(18)

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(19)	—	—	—	(19)
Instruments held under fair value option	—	—	—	—	(13)	(13)

Total net effect of hedging activities	$(55)	$(90)	$(90)	$(167)	$151	$(251)
Trading securities - unhedged	$—	$(3)	$—	$—	$—	$(3)

Six months ended June 30, 2010
Amortization/accretion of hedging activities in net interest income	$(16)	$—	$(4)	$(9)	$(20)	$(49)
Net interest settlements included in net interest income	(120)	(48)	(42)	(164)	198	(176)
Total hedging activities recorded in net interest income	(136)	(48)	(46)	(173)	178	(225)

Fair value hedges	6	(9)	(1)	—	—	(4)
Cash flow hedges	—	—	—	1	—	1
Economic hedges	—	(5)	(55)	3	26	(31)
Total recorded in derivatives and hedging activities	6	(14)	(56)	4	26	(34)

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(3)	—	—	—	(3)
Instruments held under fair value option	—	—	—	(1)	(7)	(8)

Total net effect of hedging activities	$(130)	$(65)	$(102)	$(170)	$197	$(270)
Trading securities - unhedged	$—	$—	$—	$—	$—	$—

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months		Six months
For the periods ended June 30,	2011	2010	2011	2010
Compensation and benefits, excluding pension plan	$12	$14	$24	$27
Pension plan expense	2	1	5	2
Total compensation and benefits	14	15	29	29
Other operating expenses	8	8	17	18
FHFA	2	—	6	1
Office of Finance	1	1	2	2
MPF Program expense	1	1	3	3
Real estate owned (REO) losses (gains), net of expenses	3	(2)	8	(2)
Other	—	3	—	3
Total non-interest expense	$29	$26	$65	$54

We continue to make progress on our long-term strategic objective to reduce non-interest expenses associated with items over which we have control. We continue to see a decrease in compensation and benefits (excluding pension plan expenses) attributable to the implementation of our new core operating system software and outsourcing of our data center hardware facilitating the streamlining of many aspects of our operations. Other operating expenses did not correspondingly decrease; however, as these new systems, along with a capital lease related to our outsourced data center, resulted in new amortization and depreciation expense of software and equipment.

Our allocation of costs to fund the operations of the FHFA were higher due to increased operating expenses they are incurring and due to a one-time allocation adjustment of $2 million in the first quarter of 2011.
Overall non-interest expenses have increased due to items over which we do not have direct control. Our pension plan continues to require additional funding to offset the increase in our plan liability resulting from the decline in interest rates and the reduced market performance of the multi-employer plan's assets. We can not predict if or when market gains on pension assets will return.
REO losses were incurred, as compared to gains in 2010, as a result of continued stress in the residential mortgage market impacting our MPF Loan portfolio. We expect to recognize continued elevated REO losses for the foreseeable future until the general residential real estate market stabilizes.
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

On August 5, 2011, the FHFA certified that the FHLBs have fully satisfied their REFCORP obligation.  As further discussed in Joint Capital Enhancement Agreement with the Other FHLBs on page 62, starting in the third quarter of 2011, each FHLB will allocate 20% of its net income to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter.
Third Quarter Settlement

In July of 2011, we reached a settlement in connection with a dispute related to certain of our private-label MBS. The settlement was reached with a third party that is not a current defendant in the private label MBS litigation we filed in October, 2010. We received and recognized into other income the total settlement amount of $14.5 million in July.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition
All comparisons in the following narrative in this section are based on the below table, comparing June 30, 2011, to December 31, 2010 unless otherwise stated.

	June 30, 2011	December 31, 2010
Cash and due from banks	$2,743	$282
Federal Funds sold and securities purchased under agreement to resell	1,374	7,243
Investment securities	39,186	38,996
Advances	17,315	18,901
MPF Loans held in portfolio, net	16,075	18,294
Other	385	400
Total assets	$77,078	$84,116

Consolidated obligation discount notes	$16,619	$18,421
Consolidated obligation bonds	52,535	57,849
Subordinated notes	1,000	1,000
Other	3,703	3,897
Total liabilities	73,857	81,167
Capital stock	2,352	2,333
Retained earnings	1,165	1,099
Accumulated other comprehensive income (loss)	(296)	(483)
Total capital	3,221	2,949
Total liabilities and capital	$77,078	$84,116

Cash and due from banks and Federal Funds sold and securities purchased under agreements to resell

We issue consolidated obligation bonds and discount notes and invest available cash on a daily basis. This cash is typically invested in Federal Funds sold and securities purchased under agreements to resell. Amounts held in Federal Funds sold, securities purchased under agreements to resell, or cash will vary each day based on the following:

•	Interest rate spreads between discount notes and Federal Funds sold and securities purchased under agreements to resell,

•	Liquidity requirements,

•	Counterparties available,

•	Collateral availability on securities purchased under agreements to resell.
Over the past year, overnight rates for Federal Funds sold and securities purchased under agreements to resell have trended downward and even have fallen below zero in some instances. In addition, the sovereign debt crisis has caused us to reduce our exposure to certain counterparties, which has also led to a larger cash position compared to Federal Funds sold and securities purchased under agreements to resell.
Investment Securities
We had little change in the overall level of investment securities but as securities in our available-for-sale and held-to-maturity portfolios paid down or matured, we reinvested a portion of the proceeds in securities held in our trading portfolio to support our overall liquidity position. The largest portion of the investment portfolio was previously acquired to create an income bridge to transition our primary business to advances. We expect our investment portfolio to decline over time as we position the balance sheet for reductions associated with the expected eventual repurchases and redemptions of capital stock required to normalize our relationships with our members.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances
The following table sets forth the outstanding par amount of advances of the five largest advance borrowers as of June 30, 2011:

	As of June 30, 2011		Par as of
	Par	% of total	December 31, 2010
Harris National Association	$2,375	14%	$2,375
Associated Bank, National Association	1,901	11%	2,001
M & I Marshall & Ilsley Bank	1,440	8%	1,441
State Farm Bank, F.S.B.	1,400	8%	1,800
The Northern Trust Company	1,145	7%	435
All other borrowers	8,842	52%	10,619
Total par value	$17,103	100%	$18,671

Advances continued to decline in the first half of 2011. A majority of the decrease was due to lower member demand for borrowings. As some members' deposit levels have increased and as others are decreasing the size of their balance sheets to shore up capital measures, their need for funding has declined, and with it, a portion of our outstanding advance balance. While we have experienced reduced demand for advances by members across our district, most of our reduction in advances resulted from the Bank of America, National Association (Bank of America) prepaying their entire advance balance outstanding in the second quarter. Their balance outstanding at December 31, 2010, and at the time of prepayment was $1.251 billion. Bank of America is not a member and assumed the outstanding advances as part of its acquisition of our former member LaSalle Bank, N.A.

On July 5, 2011, M&I Marshall & Ilsley Bank (M&I) merged with Harris National Association to become BMO Harris Bank N.A. On July 6, 2011, the entire $1.4 billion in outstanding advances from the former M&I entity was prepaid. Net prepayment fee income related to the prepayment of these advances was $8 million, which consisted of a gross prepayment fee of $48 million less $40 million of related offsetting fair value hedge adjustments. We also recognized approximately $25 million as income from derivatives and hedging activities in the same period as a result of the recognition of previously deferred cash flow hedge adjustments related to these prepaid advances. The former Harris National Association advances were not prepaid.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, net

MPF Loans continue to pay down as we no longer are adding MPF Loans on our balance sheet. This is part of our overall business strategy to focus on our traditional role of providing advances to our members. Thus, the rate of decline in our MPF Loan balance is dependent on the speed at which borrowers are prepaying their mortgages.

The speed of prepayments in the first half of 2011 compared similarly to 2010. Though the mortgage rate environment has remained historically low, should market mortgage rates rise in future periods, we would expect prepayment rates to decline. If rates should fall further; however, we would expect additional prepayments to occur. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate movement.

The following table summarizes information related to our net premium (discount) and hedge accounting cumulative basis adjustments on MPF Loans. Most MPF Loans held on our balance sheet carry a premium or discount, though MPF Loans are typically purchased at a premium.

	June 30, 2011	June 30, 2010
For the three months ended
Net premium amortization	$5	$7
Net amortization of closed basis adjustments	11	4

For the six months ended
Net premium amortization	$11	$14
Net amortization of closed basis adjustments	25	4

As of	June 30, 2011	December 31, 2010
Net premium balance on MPF Loans	$57	$67
Cumulative basis adjustments on MPF Loans [a]	48	50
Cumulative basis adjustments closed portion	126	151
MPF Loans, unpaid principal balance	15,879	18,056
Premium balance as a percent of MPF Loans	0.36%	0.37%

a    Includes hedge accounting adjustments in hedge relationships that are still outstanding and loan commitment basis adjustments.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources
Liquidity
For the period ending June 30, 2011, we have maintained a liquidity position in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors. Further, based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 47 in our 2010 Form 10-K for a detailed description of our liquidity requirements.
We use three different measures of liquidity as follows:
Overnight Liquidity – During 2011, our policy required us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of June 30, 2011, our overnight liquidity was $4.6 billion or 6% of assets, giving us an excess overnight liquidity of $1.9 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2011, we had excess liquidity of $14.3 billion to support member deposits.
Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $7.5 billion as of June 30, 2011.
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

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the six months ended June 30, 2011, net cash provided by operating activities was $170 million. This resulted from net income adjusted for non-cash adjustments, such as OTTI.
Cash flows from investing activities

Our investing activities predominantly include advances and MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the six months ended June 30, 2011, net cash of $9.8 billion was provided by investing activities. This resulted from a net decrease in short-term investments, such as federal funds sold and securities purchased under agreements to resell, advances, and pay downs of MPF Loans.  Partially offsetting these cash inflows were purchases of investment securities.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the six months ended June 30, 2011, net cash used in our financing activities was $(7.5) billion. This was primarily driven by pay downs of our consolidated obligations.
Sources of Funding

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

During past financial crises, our access to short-term debt markets has been good.  Investors driven by risk aversion have sought our short-term debt as an asset of choice and this has led to advantageous funding opportunities. Refinancing rate risks are reduced through the use of various hedging strategies in place.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the six months ending June 30,	2011	2010
Discount notes	$(1,793)	$(3,669)
Bonds	(5,468)	1,968
Total consolidated obligations	$(7,261)	$(1,701)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	June 30, 2011			December 31, 2010
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System (par)	$546,495	$180,980	$727,475	$601,896	$194,478	$796,374
FHLB Chicago as primary obligor (par)	52,785	16,622	69,407	58,275	18,432	76,707
As a percent of the FHLB System	10%	9%	10%	10%	9%	10%

Conditions in Financial Markets

The second quarter of 2011 started with the economic after-effects of the Japanese earthquake and tsunami. U.S. unemployment data for May, reported in early June, came in much lower than expected and there was continued pressure on housing prices. Market data, as well as concerns about the financial stability of Greece, contributed to a significant rally in U.S. Treasuries in the second half of the quarter. During the Federal Reserve's current “Quantitative Easing” program (QE2), announced in November 2010, it purchased a total of $767 billion in Treasuries which included $600 billion in outright purchases, as well as Agency debt and MBS principal reinvestments. The expiration of the QE2 program on June 30, 2011 has not had a material impact on the FHLB System's funding cost.

During the first quarter of 2011, FHLB System monthly consolidated obligation bond volume averaged approximately $29 billion and in April and May, that average fell to just under $24 billion. In June, however, there was a surge in bond trading activity as the FHLBs issued over $54 billion in consolidated obligation bonds. On a weighted average basis, when compared to 3-month LIBOR, FHLB System funding costs improved from April to May and then worsened slightly in June, but still ended the quarter at better levels when compared to the end of first quarter 2011. Similar to first quarter 2011, the FHLBs continued to rely on swapped callable bonds and callable step-up issues for funding in the second quarter. The FHLBs priced $3 billion of a new 3-year bullet bond under the Mandated Global Issuances Program in April. The FHLBs passed on the remaining calendar slots under the Mandated Global Issuances Program during the second quarter.

Our consolidated obligations outstanding continued to shrink during second quarter of 2011, decreasing almost $7 billion to
$69 billion. The continued reduction in our debt obligations was driven primarily by a decline in discount notes of $6 billion, reflecting the continuing decline in our investment portfolio as we position the balance sheet for reductions associated with the expected eventual repurchases and redemptions of capital required to normalize our relationships with our members.

As further discussed in Credit Ratings on page 59, the rating agencies have taken various actions on FHLB credit ratings based on the overall U.S. debt burden, the possibility that the U.S. Government would not raise the statutory debt limit in time to avoid a default on U.S. Treasury debt obligations, and the perceived relationship that FHLB debt has with the U.S. Government. The recent downgrade by S&P of the long-term U.S. sovereign rating and the FHLB System senior debt rating, and any future downgrades, could increase our borrowing costs as further discussed in Risk Factors on page 81.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Ratings

FHFA regulations require that all FHLBs maintain not less than an AA rating. The regulations also require each FHLB to take any actions necessary to ensure an AAA rating on the System's consolidated obligations.

On July 13, 2011, Moody's placed the United States Government bond AAA rating on review for possible downgrade as Congress debated increasing the statutory debt limit. In conjunction with that action, Moody's also placed the System's consolidated obligations ratings on review for possible downgrade. On August 2, 2011, Moody's confirmed the Aaa bond rating of the U.S. Government following the raising of the statutory debt limit and changed the rating outlook to negative. Also on August 2, 2011, Moody's confirmed the Aaa rating for the FHLBs and announced that in conjunction with the revision of the U.S. Government outlook to negative, the rating outlook for the FHLBs was also revised to negative.  Moody's continues to rate our subordinated debt as A2 with a stable outlook.

On July 15, 2011, S&P placed the AAA long-term credit rating on debt issues of the Federal Home Loan Bank System on CreditWatch with negative implications. S&P also placed the long-term AAA credit rating for 10 of the 12 individual Federal Home Loan Banks on CreditWatch with negative implications. These changes reflect S&P's placement of the long-term sovereign AAA credit rating of the United States of America on CreditWatch with negative implications in connection with continued Congressional debate on the debt ceiling and related fiscal policy issues. On August 5, 2011, S&P downgraded the long-term sovereign rating of the United States from AAA to AA+ and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, S&P lowered its long-term issuer credit ratings on select government-related entities. Specifically, S&P lowered its long-term issuer credit ratings and related issue ratings on 10 of the 12 FHLBs and the senior debt issued by the FHLB System (ie, System consolidated obligations) from AAA to AA+ with a negative outlook and removed the FHLBs and relevant debt issues from CreditWatch. The ratings of the Federal Home Loan Banks of Chicago and Seattle were not affected by this action (both had previously been rated AA+), although the outlook on our rating has been revised to negative. S&P continues to rate our long-term issuer credit as AA+ with a revised outlook of negative and rates our subordinated notes as AA-. S&P continues to rate the FHLB of Seattle's long-term issuer credit as AA+ with a negative outlook.

For further discussion of how these rating actions may impact us, see Conditions in Financial Markets on page 58 and Risk Factors on page 81. For further discussion of how other ratings changes may impact us in the future, also see page 24 of the Risk Factors section of our 2010 Form 10-K.

Capital Resources

For a description of our current capital rules, see Current Capital Rules on page 51 in our 2010 Form 10-K. For a description of our minimum regulatory leverage and other capital requirements, see Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS). As discussed in Note 11 - Subordinated Notes, we reduced by $200 million the amount of subordinated notes that we are able to include in calculating compliance with our minimum regulatory leverage and other capital ratios as of June 14, 2011. As of the date of this filing, we have managed our capital base and assets to remain in compliance with our regulatory leverage and other capital requirements. For further discussion of the risks related to the phase-out of subordinated notes in calculating our minimum leverage and capital requirements, see Risk Factors on page 21 in our 2010 Form 10-K.

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

As of June 30, 2011	Regulatory Capital Stock [d]		MRCS
Bank of America, National Association [a]	$230	8%	$230
One Mortgage Partners Corp. [b]	172	6%	—
Harris National Association [c]	160	6%	—
M&I Marshall & Ilsley Bank [c]	152	5%	—
PNC Bank, National Association [a]	146	5%	146
All other members	2,025	70%	157
Total	$2,885	100%	$533

	June 30, 2011	December 31, 2010
Capital stock	$2,352	$2,333
Retained earnings	1,165	1,099
Accumulated other comprehensive income (loss)	(296)	(483)
Total GAAP capital	$3,221	$2,949

Regulatory capital stock	$2,885	$2,863
Designated Amount of subordinated notes [e]	800	1,000
Regulatory capital stock plus Designated Amount of subordinated notes	3,685	3,863
Retained earnings	1,165	1,099
Regulatory capital plus Designated Amount of subordinated notes	$4,850	$4,962
Voluntary capital stock	$1,549	$1,415

a    Former members merged into these out-of-district institutions, which are not eligible for membership. Their capital stock was reclassified to MRCS at the time of the merger.
b    One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.
c    On July 5, 2011, M&I Marshall & Ilsley Bank merged into Harris National Association and the name was changed to BMO Harris Bank National Association. This was an in-district merger, and no stock was reclassified to MRCS.
d    Regulatory capital stock includes MRCS.
e    See Note 11 - Subordinated Notes.

Regulatory capital stock increased from December 31, 2010, to June 30, 2011 due to new member activity. However, $3 million was reclassified from capital stock to a liability as MRCS. For further details see Note 12- Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).
Additional items that increased our total GAAP capital in 2011 were our net income of $67 million and a reduction in our accumulated other comprehensive loss of $187 million.

Our unrealized loss in AOCI decreased due to several factors. Our unrecognized gains on AFS securities increased $157 million for the six months ended June 30, 2011. We also recorded accretion of $67 million from unrealized/unrecognized noncredit OTTI losses back to the carrying value on HTM securities. These unrecognized gains and accretion were partially offset by unrecognized losses on our cash flow hedges due to market changes. For further details of the changes see Note 13 - Accumulated Other Comprehensive Income (Loss).
Under the terms of our C&D Order dated October 10, 2007, with the Finance Board, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except for repurchases of excess stock above a member's capital stock floor as described in Capital Resources - Current Capital Rules on page 51 of our 2010 Form 10-K. Prior to the expiration of the six month notice period for voluntary withdrawals, and upon request from merging members, we will submit a request to the Deputy Director to approve related capital stock redemptions. From April 24, 2008, through June 30, 2011, the Deputy Director has denied requests of 22 members to redeem capital stock totaling $50 million in connection with membership withdrawals and other terminations. Other financial institutions that withdrew from membership or had their membership terminated did not submit specific requests to have

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

their capital stock redeemed. We cannot predict when we will be permitted to resume capital stock repurchases or redemptions. Historical redemption requests may not be indicative of future redemption requests and also may not be indicative of the potential impact on our future capital position once the restriction on capital stock redemptions is lifted.

Retained Earnings & Dividends

We had retained earnings of $1.165 billion at June 30, 2011, an increase from $1.099 billion at year-end 2010 due to our six month net income of $67 million. Our retained earnings now exceed our unrealized losses in AOCI by $869 million compared to $616 million at year-end 2010. However, credit deterioration may continue to negatively impact our private-label MBS portfolio. We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 25 of the Risk Factors section of our 2010 Form 10-K.

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

Our Board of Directors paid cash dividends based on our fourth quarter 2010 and first quarter 2011 earnings to members on February 14, 2011, and May 13, 2011, each at an annualized rate of 0.10%. Total cash paid to shareholders for the six months through June 30, 2011, was $1.425 million, of which $1.164 million was recorded as a dividend and $261 thousand was recorded as interest expense related to MRCS. On July 26, 2011, our Board also declared a cash dividend at an annualized rate of 0.10% per share based on our preliminary financial results for the second quarter of 2011. Although our Board's decision to restore a dividend considered the importance of sustaining a dividend, any future dividend determination by our Board will depend on future operating results and be reviewed in accordance with the Policy, as well as remain subject to prior written approval of the Deputy Director under the terms of the C&D Order.

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

Since each FHLB has been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation has been satisfied, the JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLB will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter. For more information on the JCE Agreement, see Retained Earnings and Dividends on page 54 in our 2010 Form 10-K.

The FHLBs subsequently amended their capital plans, or in our case, our capital plan submission to the FHFA, to implement the provisions of the JCE Agreement. On August 5, 2011, the FHLBs also amended the JCE Agreement to reflect changes to the original JCE Agreement, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the JCE Agreement is terminated.

In particular, an FHLB's obligation to make allocations to the Restricted Retained Earnings account terminates on the Automatic Termination Event Declaration Date and restrictions on paying dividends out of the Restricted Retained Earnings account, or otherwise reallocating funds from the Restricted Retained Earnings account, are terminated one year later. For more information on the amendments to the JCE Agreement, see our Form 8-K filed on August 5, 2011.

On August 5, 2011, the FHFA certified that the FHLBs have fully satisfied their REFCORP obligation. In accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLB is required to allocate 20% of its net income to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter.

Although restricted retained earnings under the JCE Agreement are included in determining whether we have attained the retained earnings target under the Bank's Retained Earnings and Dividend Policy discussed above, these restricted retained earnings will not be available to pay dividends. We do not believe that the requirement to contribute 20% of our future net income to a restricted retained earnings account under the JCE Agreement will have an impact on our ability to pay dividends except in the most extreme circumstances. There is a provision in the JCE Agreement that if, at any time, our restricted retained earnings were to fall below the required level under the JCE Agreement, we would only be permitted to pay dividends out of
1) current net income not required to be added to our restricted retained earnings and 2) retained earnings that are not restricted.

FHFA Rule on Investments

As discussed in Legislative and Regulatory Developments on page 74, the FHFA issued a final rule pertaining to FHLB investments which incorporates existing policy limitations on the FHLBs' MBS purchases and use of derivatives, effective June 20, 2011. In addition, the rule requires any FHLB that is not subject to FHFA's regulatory risk-based capital requirements to hold retained earnings plus a general allowance for losses as support for the credit risk of all investments that are not rated by a nationally recognized statistical rating organization or are rated or have a putative rating below the second highest credit rating. Since we are not subject to the risk-based capital rules in FHFA regulations until we implement a capital plan, we will be required to hold retained earnings in an amount equal to or greater than the outstanding balance of these investments multiplied by:

•	a factor to be provided by the FHFA for rated investments; and

•	0.08 for investments having neither a putative nor actual rating.

After we receive the factor for our rated investments from the FHFA, we will disclose the amount of retained earnings we are required to hold under this rule.

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

Other-Than-Temporary Impairment (OTTI)

In addition to evaluating our private-label MBS under a base case scenario, which is the most probable actual scenario as disclosed in Note 5 - Investment Securities, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario.

This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0 percent to 13.0 percent over the 3- to 9-month period, which began April 1, 2011, followed in each case by a 3-month period of flat prices. Thereafter, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year. The stress test scenario and associated results do not represent our current expectations, and therefore should not be construed as a prediction of our future results, market conditions or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI assessment.

The following table shows what the impact to net income from credit-related OTTI charges would have been under this adverse scenario. Classifications of MBS as prime, Alt-A, or subprime are made at the time of purchase, and may differ from the current performance characteristics of the instrument.

	Actual			Adverse Scenario
As of June 30, 2011	# of Securities	Unpaid Principal Balance	Credit-Related OTTI	# of Securities	Unpaid Principal Balance	Credit-Related OTTI

Prime	12	$1,034	$(16)	20	$1,394	$(57)
Alt-A	4	83	(1)	5	145	(7)
Subprime	18	368	(6)	40	921	(39)
Total private-label MBS	34	$1,485	$(23)	65	$2,460	$(103)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Significant Inputs Used on all residential private-label MBS securities

As noted in Note 5 - Investment Securities, our OTTI analysis for our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee to be used to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The significant inputs table in Note 5 summarizes these significant inputs for all securities impaired during the most recent quarter.

However, we perform cash flow analyses on all our private-label MBS for which underlying collateral data is available from our two independent model services, impaired or not. The following table summarizes the significant inputs for all our private-label MBS except for securities for which the underlying collateral data is not available, are excluded from the analysis below, and were evaluated for OTTI using alternative procedures. The classification (prime, Alt-A and subprime) is based on the classification within the model used to run the estimated cash flows for the CUSIP, which may differ from the classification at the time of origination.

As of June 30, 2011		Prepayment Rates			Default Rates			Loss Severities			Current Credit Enhancement [a]
			Range %			Range %			Range %			Range %
	Unpaid Principal Balance	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High

2006	$959	8.6	6.5	10.3	32.2	11.6	56.5	45.0	35.4	50.5	4.7	0.0	15.3
2004 & prior	28	22.2	6.4	61.9	7.4	0.0	50.7	29.3	0.0	99.6	16.3	5.3	41.0
Total Prime	987	9.0	6.4	61.9	31.5	0.0	56.5	44.6	0.0	99.6	5.0	0.0	41.0

2006	830	9.3	6.5	12.9	59.5	43.2	76.6	52.4	47.7	65.6	7.3	0.0	15.1
2005	37	11.5	11.5	11.5	44.9	44.9	44.9	51.5	51.5	51.5	3.9	3.9	3.9
2004 & prior	3	8.7	3.0	12.8	33.1	26.3	59.9	31.2	22.1	42.3	27.5	21.8	64.9
Total Alt-A	870	9.4	3.0	12.9	58.7	26.3	76.6	52.3	22.1	65.6	7.2	0.0	64.9

2007	10	5.0	5.0	5.0	81.2	81.2	81.2	70.7	70.7	70.7	40.0	40.0	40.0
2006	1,018	5.3	3.3	6.6	79.6	72.0	89.4	71.7	66.3	79.7	25.8	-17.9	103.5
2005	82	5.2	4.0	6.3	78.8	64.9	86.8	67.6	61.9	71.9	48.1	15.4	81.5
2004 & prior	18	11.6	7.1	15.7	35.6	21.0	53.6	84.0	72.7	99.3	40.1	-6.8	100.0
Total Subprime	1,128	5.4	3.3	15.7	78.9	21.0	89.4	71.5	61.9	99.3	27.7	-17.9	103.5

Total	2,985	7.7	3.0	61.9	57.3	0.0	89.3	57.0	0.0	99.6	14.2	-17.9	103.5
Analyzed using alternative procedures	184
Total MBS	$3,169
a    A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Values – Sensitivity Analysis
For securities that were impaired during the second quarter of 2011, the fair value determined under the fair value methodology and the fair value range we considered for our prime, subprime and Alt-A investment securities that are carried at fair value either on a nonrecurring or recurring basis, are as follows:

		Range of Pricing Service Values
As of June 30, 2011	Fair Value	Min	Max
2006 AFS - Recurring	$39	$34	$41
2005 HTM - Non-Recurring	8	8	9
2006 HTM - Non-Recurring	109	101	121
2007 HTM - Non-Recurring	8	7	8
Total	$164	$150	$179

Allowance for Credit Losses - Conventional MPF Loan Assumptions

The credit loss severity rate assumption is the largest driver of our allowance for credit losses. A base case rate assumption for the credit loss severity rate is calculated by allocating a portion of the total structural loss severity rate (which includes both credit losses and periodic expenses experienced over the previous 12 months by the Conventional MPF Loans Credit Enhancement Structure as described on page 71 in our 2010 Form 10-K) to the loss severity rate representative of only the amount of credit losses incurred. Our base case credit loss severity rate assumption is then adjusted, if appropriate, by examining the FHFA's Purchase-Only index, which we use to determine current housing price trends. An additional adjustment is made to the credit loss severity rate for impaired collateral dependent loans (see Note 10 - Allowance for Credit Losses on page F-26 in our 2010 Form 10-K) - that is, a percentage for estimated selling costs is factored into credit loss severity rate for impaired collateral dependent loans. As of June 30, 2011, our total structural loss severity rate for the MPF Loans Credit Enhancement Structure was 33.0%, which included a weighted average credit loss severity rate of 17.7% attributable to the MPF Loan pool and impaired collateral dependent loans. Comparable rates at December 31, 2010, were 27.0% and 14.6%. Also refer to MPF Loans on page 72 for further discussion.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Investment Securities

The carrying value of our investment securities portfolio by credit rating is shown in the following table:

As of June 30, 2011	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
Investment securities-
U.S, Government & other governmental related	$5,823	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$5,823
State or local housing agency	1	34	—	—	—	—	—	—	—	—	—	35
FFELP ABS	8,561	—	—	—	—	—	—	—	—	—	—	8,561
MBS:
GSE residential	18,430	—	—	—	—	—	—	—	—	—	—	18,430
Government-guaranteed residential	4,407	—	—	—	—	—	—	—	—	—	—	4,407
Private-label MBS residential	158	22	10	40	122	29	517	681	234	96	4	1,913
Private-label MBS commercial	17	—	—	—	—	—	—	—	—	—	—	17
Total investment securities	$37,397	$56	$10	$40	$122	$29	$517	$681	$234	$96	$4	$39,186

	A-1/P-1	A-2/P-2	A-3/P-3	Not Prime							Unrated	Carrying Value
Federal Funds sold and securities purchased under agreements to resell	$—	$—	$274	$—							$1,100	$1,374
Total investments	$37,397	$56	$284	$40	$122	$29	$517	$681	$234	$96	$1,104	$40,560

In July 2011, S&P placed the AAA long-term U.S. sovereign credit rating on CreditWatch negative and Moody's placed the Aaa U.S. Government bond rating on review for possible downgrade.  In August, Moody's confirmed its Aaa U.S. Government bond rating with a negative outlook.  Also in August, S&P downgraded the U.S. long-term sovereign rating from AAA to AA+ with a negative outlook.  These actions impacted the bond ratings of certain entities, including the GSEs, which have issued securities that we currently hold in our investment portfolio.  As of the date of this filing, we held approximately $37 billion of investment securities where the issuer, or for securities rated by an NRSRO, the security itself, was downgraded or put on negative watch, as a result of these rating actions.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present the unpaid principal balance and credit ratings of our private-label residential and commercial MBS by vintage year of issuance and by Prime, Alt-A, and Sub-prime. Except for immaterial amounts of fixed-rate, these MBS are variable rate securities.

Private-label MBS Prime	Residential				Commercial
	Vintage Year of Issue				Vintage Year of Issue
As of June 30, 2011	2006	2005	2004 and Prior	Total	2004 and Prior	Total MBS Prime
AAA	$—	$—	$154	$154	$17	$171
AA	—	—	16	16	—	16
A	—	—	5	5	—	5
BBB	22	—	3	25	—	25
Below investment grade	1,623	37	2	1,662	—	1,662
Unrated	—	—	—	—	—	—
Total unpaid principal balance outstanding	$1,645	$37	$180	$1,862	$17	$1,879

Amortized cost	$1,334	$30	$183	$1,547	$17	$1,564
Gross unrealized losses (incl. non-credit OTTI)	(362)	(8)	(2)	(372)	—	(372)
Gross unrealized gains	222	4	5	231	—	231
Fair value	$1,194	$26	$186	$1,406	$17	$1,423

Year-to-date OTTI:
Credit	$(23)	$(1)	$—	$(24)	$—	$(24)
Non-credit	(23)	(1)	—	(24)	—	(24)
Total OTTI	$—	$—	$—	$—	$—	$—

Weighted average percentage fair value to unpaid principal balance	72.6%	70.3%	103.3%	75.5%	100.0%	75.7%
Original weighted average credit support	11.7%	14.2%	3.8%	11.0%	22.9%	11.1%
Current weighted average credit support	5.8%	3.9%	11.1%	6.3%	32.7%	6.5%
Weighted average collateral delinquency	21.3%	26.2%	4.0%	19.7%	1.3%	19.6%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Alt-A	Vintage Year of Issue
As of June 30, 2011	2006	2004 and Prior	Total
AAA	$—	$—	$—
AA	—	—	—
A	—	—	—
BBB	—	1	1
Below investment grade	145	1	146
Unrated	—	—	—
Total unpaid principal balance outstanding	$145	$2	$147

Amortized cost	$95	$2	$97
Gross unrealized losses (incl. non-credit OTTI)	(24)	—	(24)
Gross unrealized gains	—	—	—
Fair value	$71	$2	$73

Year-to-date OTTI:
Credit	$(6)	$—	$(6)
Non-credit	(6)	—	(6)
Total OTTI	$—	$—	$—

Weighted average percentage fair value to unpaid principal balance	49.0%	100.0%	49.7%
Original weighted average credit support	17.9%	7.1%	17.8%
Current weighted average credit support	6.3%	22.4%	6.6%
Weighted average collateral delinquency	46.2%	22.3%	45.8%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Subprime	Vintage Year of Issue
As of June 30, 2011	2007	2006	2005	2004 and Prior	Total
AAA	$—	$—	$—	$1	$1
AA	—	2	1	3	6
A	—	—	2	4	6
BBB	—	14	—	6	20
Below investment grade	10	1,003	82	11	1,106
Unrated	—	—	—	4	4
Total unpaid principal balance outstanding	$10	$1,019	$85	$29	$1,143

Amortized cost	$9	$717	$77	$25	$828
Gross unrealized losses (incl. non-credit OTTI)	(2)	(158)	(7)	(4)	(171)
Gross unrealized gains	—	35	2	2	39
Fair value	$7	$594	$72	$23	$696

Year-to-date OTTI:
Credit	$—	$(13)	$—	$—	$(13)
Non-credit	—	(4)	—	—	(4)
Total OTTI	$—	$(9)	$—	$—	$(9)

Weighted average percentage fair value to unpaid principal balance	70.0%	58.3%	84.7%	79.3%	60.9%
Original weighted average credit support	23.0%	22.6%	22.1%	41.5%	23.1%
Current weighted average credit support	40.0%	25.8%	48.1%	41.7%	28.0%
Weighted average collateral delinquency	36.6%	41.2%	42.0%	19.0%	40.7%

The following table presents the components of amortized cost of our private-label MBS as of June 30, 2011.

Unpaid Principal Balance	Life-To-Date Credit Impairment	Other Adjustments [a]	Amortized Cost
$3,169	$(702)	$22	$2,489

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

The following table shows the number of borrowers and credit outstanding to our borrowers by rating. Credit outstanding consists of outstanding advances, letters of credit, MPF credit enhancement obligations, member derivative exposures, and other obligations. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Effective March 31, 2011, we changed the calculation of collateral loan value to no longer exclude the amount from lien caps we place on blanket 1-4 unit single family homes or on home equity lines of credit/junior liens. We revised the previously reported total collateral loan value for December 31, 2010, to be on a consistent basis.

	June 30, 2011					December 31, 2010
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	458	83%	$15,224	84%	$30,138	450	79%	$16,160	82%	$31,835
4	49	9%	1,509	8%	2,438	63	11%	1,634	8%	2,398
5	47	8%	1,517	8%	2,266	59	10%	2,074	10%	2,850
Other	—	—	—	—	—	1	—%	3	—%	2
Total	554	100%	$18,250	100%	$34,842	573	100%	$19,871	100%	$37,085

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table describes the range of lending values, which we also refer to as collateral loan values, assigned to the types of collateral we accept for advances. Collateral loan values do not imply fair values. It also shows the breakdown of pledged collateral from borrowers by underlying type as of June 30, 2011. We apply the margins below to the gross value reported by active borrowers, which is the market value for securities and the unpaid principal balance for other types of collateral, to determine a collateral loan value which represents the amount of funds we would be willing to lend against the related collateral.

As of June 30, 2011	Gross Value Reported by Borrowers	Margins Applied to Majority of Collateral	Collateral Loan Value	Average Effective Margin

Single-family mortgage loans	$37,676	28% - 83%	$26,315	70%
Multi-family mortgage loans	1,972	57% - 70%	1,288	65%
Cash, US government, and US Treasury securities	211	79% - 100%	209	99%
State and local government securities	274	89% - 94%	253	92%
GSE securities excluding MBS & CMO	644	97% - 97%	625	97%
GSE MBS & CMO securities	2,916	53% - 95%	2,516	86%
Private-label MBS & CMO securities	78	29% - 66%	30	38%
Community Financial Institutions [a]	582	27% - 81%	294	51%
Commercial real estate	231	40% - 40%	93	40%
Home equity loans and lines of credit	9,024	5% - 50%	3,219	36%
Total Collateral	$53,608		$34,842	65%

a    Community Financial Institutions are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

As a result of the collateral and other credit risk mitigation efforts, we have not recorded an allowance for credit losses on our advances or other credit products with our members as of the periods presented nor have we ever incurred a loss to date. We had 7 members placed into receivership by their regulator during the six months ended June 30, 2011. The total advances outstanding for the institutions at the time of their failure were $102 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution. We did not incur any credit losses on any of these actions.

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
Conventional MPF Loan Portfolio Analysis
We recorded a $9 million provision for the six months ended June 30, 2011, for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the increase in delinquent, nonaccrual, and impaired MPF Loans. Our nonaccrual and impaired loan populations grew as the MPF Loan portfolio experienced some additional deterioration and because certain MPF Plus loans were added to the nonaccrual and impaired loan populations.
MPF Plus loans are excluded from nonaccrual and impaired loan status provided PFI performance CE Fees are continued. Under the terms of the MPF Plus product, when the SMI insurer's insurance strength rating falls below an AA rating, the PFI forfeits its right to be paid performance CE Fees unless the PFI elects to replace the SMI policy with another qualified SMI policy or to act as a surety for the SMI policy. In those cases where we retain PFIs’ performance CE Fees, we assume the first loss position for credit losses from the impacted MPF Plus master commitments. As a result, MPF Plus loans 90 days past due were placed on nonaccrual status. Further, MPF Plus loans that meet our criteria for collateral dependent loans were also classified as impaired loans. At June 30, 2011, $89 million of MPF Plus loans were deemed to be on nonaccrual status and impaired compared to $73 million at December 31, 2010. This change resulted in a significant increase in the impaired loan loss reserve, which was $16 million on our entire impaired loan population at June 30, 2011, compared to $12 million at December 31, 2010. Additional PFIs may elect not to replace their SMI policies in future periods. As a result, the impaired loan population may continue to increase for MPF Plus loans. If the impaired loan population increases, then we anticipate that additional increases to our allowance for credit losses may occur.

Government MPF Loans Analysis
We invest in fixed-rate government MPF Loans which are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), and/or by the Department of Housing and Urban Development (HUD). The PFI provides and maintains insurance or a guaranty from the applicable government agency (i.e., the FHA, VA, RHS, or HUD). The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government Loans. Any losses incurred on such loans that are not recovered from those entities are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of our servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of June 30, 2011, or December 31, 2010. Further, due to the government guarantee or insurance, these loans are not placed on nonaccrual status.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes delinquency statistics on our entire MPF Loan Portfolio. The net (charge-off)/recovery rate was less than one basis point for all periods presented. The shortfall between interest actually recognized and the gross amount of interest per original terms on nonaccrual loans was less than $1 million for all periods presented.

As of	June 30, 2011	December 31, 2010
Unpaid principal balance past due 90 days or more and still accruing interest [a]	$390	$435
Nonaccrual unpaid principal balance	138	117
Troubled debt restructurings	4	2

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

For details on our allowance for credit losses see Note 8 - Allowance for Credit Losses. For loss severity trends that impact our estimates on our allowance for loan credit losses, please see Allowance for Credit Losses - Conventional MPF Loan Assumptions on page 65.

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

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. At June 30, 2011, and December 31, 2010, our maximum credit risk as defined above was $159 million and $143 million. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

At June 30, 2011, we had two counterparties with notional derivative balances outstanding exceeding 10% of our total notional outstanding. These two counterparties accounted for 44% of the total. We had no net credit exposure to these counterparties after collateral.

See Note 9 - Derivatives and Hedging Activities for further details of our derivatives and hedging activities.

The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of June 30, 2011	Exposure at Fair Value	Cash Collateral Held	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
AA	$65	$43	$22	$16	$6
A	93	58	35	29	6
Total Counterparties	158	101	57	45	12
Member Institutions	1	—	1	—	1
Total derivatives	$159	$101	$58	$45	$13

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

New Requirements for the Bank's Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank's swaps will be required to be cleared until the last week of 2011, at the very earliest, and it is possible that such date will be some time in 2012.

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members and additional documentation with our swap counterparties.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low risk financial end users.” Pursuant to additional FHFA proposals, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly.
The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of our clearing member.  To the extent that the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.
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

It is also unclear how the final rule will treat caps, floors and other derivatives embedded in advances to our members. The CFTC and the SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify that certain products will or will not be regulated as "swaps." While it is unlikely that advances transactions between the Bank and our member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advances products and intermediated derivatives to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, the hedging activities of the Bank would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant" and "swap." These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations between now and the end of 2011, but it is not expected that such final regulations will become effective until the end of 2011, and delays beyond that time are possible.

We, together with the other FHLBs, are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBs. We, along with the other FHLBs, are also working to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts

The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators have proposed to rescind their regulations prohibiting paying interest on demand deposits effective July 21, 2011. Our members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits which could reduce their funding needs from us.

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

The proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Bank, would also be subject to a mandatory 50% deferral of incentive-based compensation for executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. The proposed rule would impact the design of the Bank's compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due by May 31, 2011.

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

The final rule that results from this process is likely to have a significant impact on the structure, operation and financial health of the mortgage finance sector and if adopted as proposed could significantly reduce the overall amount of financing available to creditworthy borrowers. A contraction in mortgage lending in turn could reduce the need for advances from FHLB members, decrease the amount of collateral available to secure such advances, and result in lower values for available collateral. The final rule may also have implications for FHLB Acquired Member Asset programs if the programs are determined to be subject to the final rule and required to be restructured to replace the existing credit risk sharing methodology with an across-the-board five percent risk retention by the seller of the mortgages to the FHLBs. The comments on this proposed rule were due August 1, 2011.

FHFA Regulatory Actions

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

Final Investment Rule. On May 20, 2011, the FHFA issued a final investment rule that is narrowly focused and codifies the existing 300 percent of capital and other existing policy limitations on the FHLBs' MBS purchases and use of derivatives. The FHFA stated in the preamble to the final rule that it continues to have concerns about FHLB investments, including investments in MBS, and will likely issue a future rulemaking addressing all aspects of the FHLBs' investment authority. This rule became effective June 20, 2011. See FHFA Rule on Investments on page 62 for further discussion of retained earnings we are required to hold under this rule.

Final Conservatorship/Receivership Rule. On June 20, 2011, the FHFA issued a final conservatorship and receivership rule for the FHLBs. The final rule addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The rule clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The FHFA explained its general approach in adopting the final rule was to set out the basic general framework for conservatorships and receiverships. Under the final rule:

•
Claims of FHLB members arising from the members' deposit accounts, service agreements, advances, and other transactions with their FHLBs are distinct from such members' equity claims as holders of FHLB stock. The final rule clarifies that the lowest priority position for equity claims only applies to members' claims in regard to their FHLB stock; the priority position does not apply to claims arising from other member transactions with an FHLB.

•
An FHLB's claim for repayment/reimbursement in regard to making payment on any consolidated obligations (“COs”) of another FHLB in conservatorship or receivership following its default in making such payment would be treated as a general creditor claim against the defaulting FHLB. The FHFA noted in the preamble to the final rule that it could also address such reimbursement in policy statements or discretionary decisions.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•
With respect to property held by an FHLB in trust or in custodial arrangements, the FHFA confirmed that it expects to follow FDIC and bankruptcy practice and such property would not be considered part of a receivership estate and would not be available to satisfy general creditor claims.

This rule became effective July 20, 2011.

Proposed Rule on Prudential Management Standards. On June 20, 2011, the FHFA issued a proposed rule, as required by HERA, to establish prudential standards with respect to ten categories of operation and management of the FHLBs and the GSEs, including internal controls, interest rate risk exposure, market risk, asset and portfolio growth and other areas. The FHFA has proposed to adopt the standards as guidelines, which generally provide principles and leave to the regulated entities the obligation to organize and manage themselves to ensure that the standards are met, subject to agency oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective plan to the FHFA. Comments on the proposed rule are due August 19, 2011.

Housing Finance and GSE Reform

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

In response, a number of bills have been introduced in Congress in both the first and second quarters of 2011, including covered bond legislation. It is expected that GSE legislative activity will continue. While none propose specific changes to the FHLBs, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBs traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities.  Accordingly, the FHLBs' investment strategies would likely be affected by winding down those entities.  Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for FHLB advances if FHLB members respond by retaining more of their mortgage loans in portfolio and using advances to fund the loans. Legislation has also been introduced to assist the development of a covered bond market.

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

The ultimate effects of housing finance and GSE reform or any other legislation, including any legislation to address the federal deficit, on the FHLBs is unknown at this time and will depend on the legislation, if any, that is finally enacted. See Legislative and Regulatory Developments on page 14 in our 2010 Form 10-K for additional discussion on pending legislative and regulatory developments.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2011
Advances	$(3)	$2	$—	$(4)	$—
MPF Loans	(3)	(18)	(5)	(6)	3
Mortgage Backed Securities	(11)	(5)	(2)	(12)	1
Other interest earning assets	(2)	—	—	(6)	—
Interest-bearing liabilities	15	17	—	13	—
Derivatives	3	(9)	—	—	—
Total	$(1)	$(13)	$(7)	n/m	$4

As of December 31, 2010
Advances	$(3)	$3	$—	$(5)	$—
MPF Loans	(4)	(24)	(4)	(7)	3
Mortgage Backed Securities	(11)	(7)	(2)	(13)	1
Other interest earning assets	(1)	—	—	(6)	—
Interest-bearing liabilities	16	18	—	15	—
Derivatives	3	(7)	—	—	—
Total	$—	$(17)	$(6)	n/m	$4

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As of June 30, 2011, our sensitivity to changes in implied volatility was an expected $13 million loss. At December 31, 2010, our sensitivity to changes in implied volatility was an expected $17 million loss. These sensitivities are limited in that they do not incorporate other risks, including-but not limited to-non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of June 30, 2011, our duration gap was 0.2 months, compared to 0.0 months as of December 31, 2010.

As of June 30, 2011, our fair value deficit (relative to book value) was $176 million, and our market-to-book value ratio was 95%. At December 31, 2010, our fair value deficit was $421 million, and our market-to-book value ratio was 88%. These improvements were primarily due to favorable spread movements.

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

	June 30, 2011		December 31, 2010
Scenario as of	Change in Fair Value	Limit	Change in Fair Value	Limit
-200 bp	$246.9	$(185.0)	$ *	$(185.0)
-100 bp	43.4	(77.5)	*	(77.5)
-50 bp	6.4	(30.0)	*	(30.0)
-25 bp	3.9	(15.0)	0.7	(15.0)
+25 bp	(4.4)	(30.0)	2.0	(30.0)
+50 bp	(5.3)	(60.0)	2.0	(60.0)
+100 bp	16.1	(155.0)	(22.7)	(155.0)
+200 bp	11.3	(370.0)	(173.2)	(370.0)

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

Changes in Internal Control Over Financial Reporting

For the second quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, , N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. Bank of America, N.A., which is affiliated with Bank of America Corporation and is a defendant in the Illinois action, held approximately 8% of the Bank's capital stock as of June 30, 2011, as a result of its prior merger with LaSalle Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held approximately 6% of the Bank's capital stock as of June 30, 2011. PNC Bank, National Association, which is affiliated with PNC Investments LLC but is not a defendant in these actions, held approximately 5% of the Bank's capital stock as of March 31, 2011, as a result of prior mergers involving our former member, MidAmerica Bank, FSB.
In the Washington action, defendants filed a motion to dismiss on March 4, 2011, which was denied in its entirety on June 17, 2011. The action is proceeding in discovery. In the Illinois action, the parties are in the midst of briefing the defendants' motions to dismiss. In the California action, briefing on defendants' motion to dismiss is anticipated this fall.

The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors
In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 19 in our 2010 Form 10-K and page 82 in our March 31, 2011, Form 10-Q, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Our funding costs and/or access to the capital markets and demand for certain Bank products could be adversely impacted by any downgrade of the U.S. Government's credit ratings.

As discussed under Credit Ratings on page 59, each of S&P and Moody's have taken various actions regarding FHLB credit ratings based on the overall U.S. debt burden, the possibility that the U.S. Government would not raise the statutory debt limit in time to avoid a default on U.S. Treasury debt obligations, and the perceived relationship that FHLB debt has with the U.S. Government. Should any rating agency downgrade certain of the U.S. Government's credit ratings, it is likely to downgrade certain FHLB credit ratings as well.  The recent downgrade by S&P of the long-term U.S. sovereign rating and the FHLB System senior debt rating, and any future downgrade, could result in higher FHLB funding costs and/or disruptions in access to the capital markets. Any reduction in our individual Bank ratings would also trigger additional collateral posting requirements under certain of our derivative instruments. Further, member demand for certain of the Bank's products, such as letters of credit, is influenced by our credit rating and a downgrade of our credit rating could weaken member demand for such products.  To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
None.

Item 4. (Removed and Reserved)

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Housing Act: Housing and Economic Recovery Act of 2008, enacted July 30, 2008.

HUD: Department of Housing and Urban Development.

HTM: Held-to-maturity securities.

JCE Agreement: Joint Capital Enhancement Agreement entered into by all 12 FHLBs, effective February 28, 2011 and amended August 5, 2011, which is intended to enhance the capital position of each FHLB. The intent of the agreement is to allocate that portion of each FHLB's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLB.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 9, 2011	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date:	August 9, 2011	(Principal Financial Officer and Principal Accounting Officer)

S-1