Form 10-K/A
period 2010-12-31
Federal Home Loan Bank of Chicago
filed 2011-10-13
CIK 1331451

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

Federal Home Loan Bank of Chicago

Explanatory Note

In January 2011, the Board of Directors (Board) of the Federal Home Loan Bank of Chicago approved 2010 incentive compensation awards for our named executive officers (NEOs) under our Executive Incentive Compensation Plan and our Key Employee Long Term Incentive Compensation Plan, which awards were to be effective after completion of a review by our primary regulator, the Federal Housing Finance Agency (FHFA). On March 17, 2011 when we filed our 2010 Annual Report on Form 10-K (Form 10-K Report) we identified our NEOs based on estimated incentive award payments. Subsequent to filing our Form 10-K Report and our discussions of the proposed awards with the FHFA, the P&C Committee gave further consideration to management's achievements and performance during 2010 and related potential award payments which resulted in adjusted incentive awards for certain of our NEOs. After modification of the awards, we received notice of non-objection from the FHFA for the 2010 incentive award payments to our NEOs under our Executive Incentive Compensation Plan and Key Employee Long Term Incentive Compensation Plan on June 1, 2011 and October 7, 2011, respectively.

As a result of the final awards, the NEOs originally identified in our Form 10-K Report have changed and we are issuing this Amendment to our Form 10-K Report. Item 11, Executive Compensation of our Form 10-K Report is amended in its entirety and replaced with the disclosure included in this 10-K/A Report. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way other disclosures made in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K Report and with our filings with the SEC subsequent to the Form 10-K Report.

PART III

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2010 named executive officers (NEOs): Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Sanjay Bhasin, Executive Vice President & Group Head, Members and Markets; Michael Ericson, Executive Vice President & Group Head, Risk Management; and John Stocchetti, Executive Vice President & Group Head, Products, Operations and Technology.

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

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements

Federal Home Loan Bank of Chicago

on page 8.

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
In January 2011, our Board approved 2010 incentive compensation awards for our NEOs under our Executive Incentive Compensation Plan and our Key Employee Long Term Incentive Compensation Plan, which awards were to be effective after completion of a review by the FHFA. On March 17, 2011 when we filed our Form 10-K Report we identified our NEOs based on estimated incentive award payments. Subsequent to filing our Form 10-K Report and our initial discussions of the proposed awards with FHFA, the P&C Committee gave further consideration to management's achievements and performance during 2010 and related potential award payments which resulted in adjusted incentive awards for certain of our NEOs. After modification of the awards, we have received notice of non-objection from the FHFA for the 2010 incentive award payments to our NEOs under our Executive Incentive Compensation Plan and Key Employee Long Term Incentive Compensation Plan on
June 1, 2011 and October 7, 2011 respectively.

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

The Federal Home Loan Bank System also engages McLagan Partners, a compensation consulting firm, to conduct an annual compensation survey including market statistics on salary, annual incentives, total cash, long-term/deferred awards and total compensation.  The survey covers all the major functional areas from entry level positions to the President/CEOs. Participants include the twelve FHLBs, banks and other financial service firms.  McLagan reviews the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our P&C Committee.

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

Employment and other Agreements

Three of our NEOs had an employment agreement with the Bank in 2010 and two of those agreements have subsequently expired as further described below.

Matthew R. Feldman

Mr. Feldman entered into an employment agreement with the Bank effective as of May 5, 2008 that provided for an employment term ending on May 31, 2011, unless terminated earlier as provided for in the agreement. The agreement was replaced with a new employment agreement effective January 1, 2011 as further described under 2011 Compensation Decisions on page 11.

Mr. Feldman's base salary for 2010 was $650,000, which had been established as his base salary for the three-year term of his 2008 employment agreement. Under the agreement, the Bank agreed to indemnify Mr. Feldman with respect to any tax liabilities and penalties and interest under Section 409A of the Internal Revenue Code of 1986.

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

Federal Home Loan Bank of Chicago

Mr. Feldman's 2008 employment agreement provided for severance benefits, including one year of base salary continuation payments, under certain circumstances and in a manner consistent with the severance benefits payable under the Bank's Severance Plan. See Post-Termination Compensation on page 8. The agreement also provided for participation in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives.

 Senior Executive Contracts

All of our NEO's (other than the President and CEO) are employees at-will of the Bank. Mr. Lundstrom and Mr. Stocchetti became employees-at-will of the Bank when their three year employment agreements with the Bank expired in January of 2011 and were not renewed consistent with the Bank's current philosophy of employing most senior executives as employees-at-will.

These employment agreements provided for an initial base salary amount, subject to merit and promotional increases. The initial base salary amounts were as follows:

Name	Initial Base Salary
Mr. Lundstrom	$270,000
Mr. Stocchetti	280,000
In addition, the employment agreements provided for benefits under our employee benefit plans, incentive compensation pursuant to any plans adopted by the Board of Directors and severance benefits under certain conditions. Mr. Stocchetti's contract also provided for a change-of-control payment under certain circumstances. See Post-Termination Compensation on page 8.

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

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the P&C Committee. In setting base salaries, Mr. Feldman and the P&C Committee will generally consider competitive market data from the Federal Home Loan Bank System Key Position Survey and the McLagan Survey. The P&C Committee and Mr. Feldman have decided that the compensation guideline for base salaries for NEOs (other than the President and CEO) should target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the 12 FHLBs. They established this target based upon the complex nature and operations of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team. Following the recommendation of the President and CEO, the P&C Committee decided that based upon the expected financial performance of the Bank base salaries for our NEOs would not be increased for 2010. Further, none of our executive officers received base salary increases for 2011. See 2011 Compensation Decisions on page 11.

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

Federal Home Loan Bank of Chicago

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

For 2010, the target values and, performance criteria, and percentage attained for both the President's Incentive Compensation Plan and the Executive Incentive Compensation Plan are set forth in the following table:

Target Value	2010 Performance Criteria	Percentage Attained
35%	$46 million GAAP net income for 2010 after REFCORP and AHP	150.0%
20%	$96.7 million net operating expenses. Net operating expenses means total operating expenses plus mortgage loan expenses less MPF-related fee income	94.6%
7.5%	Implementation of scheduled modules of software systems	100.0%
7.5%	Implementation of scheduled reengineering projects	100.0%
5%	Commitment of $5 million in funds in 2010 to qualifying AHP projects and the Downpayment Plus Program	132.0%
25%	Implementation of capital stock plan	—%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 124.0% for 2010.

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

[a]
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

Federal Home Loan Bank of Chicago

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

In determining the short-term incentive awards for Mr. Bhasin, Mr. Lundstrom and Mr. Stocchetti, the P&C Committee began with an award pool equal to 45.03% of the aggregate salaries of certain of the executive team members based upon achievement of plan performance criteria at 124.0%. See Performance Targets on page 5 for a description of the performance criteria. In determining the short-term incentive award for Mr. Ericson, the P&C Committee began with an award equal to 45.03% of the aggregate salaries of the executive team (other than the President and CEO and General Auditor), plus a discretionary component. The President and CEO recommended individual awards recognizing the level of job performance for each participant and those awards were subsequently approved by the P&C Committee. See Executive Incentive Compensation Plan on page 13 for the awards made to the NEOs under this plan.

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

Federal Home Loan Bank of Chicago

In connection with determining the award payments for the 2008 to 2010 plan period, the P&C Committee evaluated the achievement of the performance period goals outlined below.

•	Income goal: generate core net income return on equity of at least 3 month LIBOR in 2010

•	Market risk goal: maintain the interest rate risk within the approved policy risk framework parameters given market conditions

•	Credit risk goal: experience no material credit losses with members or trading counterparties

The income goal and credit risk goals for the performance period were met. The P&C Committee also considered the fact that the Bank was in compliance with its interest rate risk limits 98% of the time and the instances of non-compliance were not deemed to be material. Mr. Ericson's award under the Key Employee Long Term Incentive Compensation Plan was based solely on the achievement of this criteria and made at the initial target level in January 2011 because his compensation was not part of the compensation review required by FHFA guidance. Mr. Feldman did not receive an award under this plan because the conditions under his contract related to Bank financial performance were not met.

With respect to the remaining NEOs, the P&C Committee also reviewed whether certain desired outcomes were met that relate to the performance goals under the plan: resolution of the Consent Cease & Desist Order; implementation of a new capital plan; attraction of new members and growth of the capital base; and increased level of member stock investment through advance growth with current members, while maintaining a high level of diversification. While the desired outcomes were not part of the performance goals of the plan, the P&C Committee decided it was appropriate to consider these items in connection with finalizing award payments under the plan. The P&C Committee focused on the fact that we added new members during the period and increased our regulatory capital base. While the Consent Cease & Desist Order has not been terminated, we have addressed many of the issues. The Committee also considered the work that we have undertaken towards implementing a new capital plan.

The P&C Committee decided that the 2008-2010 long-term incentive compensation awards for Mr. Bhasin, Mr. Lundstrom and Mr. Stocchetti should not exceed one and one half (1.5) times their respective 2011 base salaries. One third of the award is payable in 2011 and the remaining amount is deferred with one third of the award payable in 2012 and the remaining third in 2013. The deferred amounts remain at risk should events subsequent to the plan period of 2008-2010 prove that actions taken by the executive during that period prove deleterious to the Bank. The deferred amounts will continue to be subject to forfeiture should the executives no longer be employed by the Bank at the time the amounts are paid out.

Mr. Feldman was not eligible for a 2010 award under this plan because the conditions of his 2008 employment agreement were not met. In particular, in order to be eligible for an award the Bank must have (A) earned a net profit for the fiscal year and (B) paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

See Key Employee Long Term Incentive Compensation Plan on page 14 for the awards made to the NEOs under this plan.

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

Federal Home Loan Bank of Chicago

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

Post-Termination Compensation

Severance Arrangements

The Bank executed employment agreements containing severance arrangements with key executives in January of 2008 in contemplation of a merger with the Federal Home Loan Bank of Dallas and all of these contracts have now expired. Mr. Lundstrom's and Mr. Stocchetti's employment agreements were effective during 2010 and expired in January of 2011.

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

Federal Home Loan Bank of Chicago

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

In 2010, Mr. Bhasin and Mr. Ericson were eligible to receive severance benefits under our Employee Severance Plan. Under the plan, if an employee covered by the plan were to be terminated other than for cause, including a constructive discharge, that employee would be entitled to receive the greater of: (1) four weeks' base salary for each full year of calendar service, but not to exceed 104 weeks; or (2) one year's base salary, subject to certain limits. In addition, we will make COBRA payments required to continue health insurance benefits for a time period equal to the number of weeks of pay such employee is entitled to receive (not to exceed the statutory COBRA continuation period).

The specified period for salary continuation payments for each NEO effective as of December 31, 2010 are as set forth below.

Matthew R. Feldman	1 year
Roger D. Lundstrom *	3 years
Sanjay K. Bhasin	1 year
Michael A. Ericson	1 year
John Stocchetti *	3 years
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

For a further description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 15.

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

Federal Home Loan Bank of Chicago

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

The formula for determining the normal retirement annual benefit for employees hired prior to January 1, 2010 is 2.25%, multiplied by the number of years of the employee's credited service, multiplied by the employee's consecutive five-year average highest earnings. An employee's retirement benefit vests 20% per year beginning after an employee has completed two years of employment, but is completely vested at age 65 regardless of completed years of employment. Normal retirement age is 65, but a reduced benefit may be elected in connection with early retirement beginning at age 45. All of the NEOs other than Mr. Bhasin and Mr. Ericson are currently eligible for the early retirement benefit. We also provide health care and life insurance benefits for retired employees of which they pay 50% of the total Bank premium for each benefit.

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

Federal Home Loan Bank of Chicago

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

Federal Home Loan Bank of Chicago

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

The P&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the P&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Amended Annual Report on Form 10-K for the year ended December 31, 2010.

The P&C Committee:

Russell C. Weyers, Chairman
Thomas M. Goldstein, Vice Chairman
Steven F. Rosenbaum
William W. Sennholz
Thomas L. Herlache, ex officio

Federal Home Loan Bank of Chicago

Compensation Tables

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Retention Bonus	Non-Equity Incentive Plan Compensation [a]			Change in Pension Value	All Other Compensation [b]	Total
				Short-Term	Long-Term
Matthew R. Feldman [c]	2010	$650,000	$—	$—	$—	—	$248,000	$14,700	$912,700
President and Chief Executive Officer	2009	650,000	—	—	—	—	169,000	14,700	833,700
	2008	576,903	—	—	—	—	136,000	10,530	723,433

Roger D. Lundstrom	2010	295,000	—	125,000	442,500	—	217,000	14,700	1,094,200
Executive Vice President and Chief Financial Officer	2009	292,917	—	—	—	—	170,000	14,700	477,617
	2008	270,000	—	—	—	—	201,000	13,800	484,800

Sanjay K. Bhasin	2010	400,000	—	180,000	600,000	—	72,000	14,700	1,266,700
Executive Vice President and Group Head, Members and Markets	2009	396,667	—	—	—	—	45,000	12,750	454,417
	2008	347,935	90,000	—	—	—	40,000	10,350	488,285

Michael A. Ericson [d]	2010	270,000	—	150,000	540,000	—	36,000	14,700	1,010,700
Executive Vice President and Group Head, Risk Management

John Stocchetti	2010	400,000	—	180,000	600,000	—	83,000	11,025	1,274,025
Executive Vice President and Group Head, Products, Operations and Technology	2009	396,667	—	—	—	—	65,000	7,350	469,017
	2008	333,939	—	—	—	—	56,000	7,028	396,967

[a]
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

[b]	Amounts reported for all other compensation consist of Bank contributions to employee 401(k) and BEP plans.

[c]
Mr. Feldman was named President and CEO effective May 5, 2008 and served as Acting President from April 14, 2008 through May 4, 2008 and served as Executive Vice President, Operations & Administration Group through April 11, 2008.

[d]	Mr. Ericson was not a named executive officer for 2008 and 2009.

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

Executive Incentive Compensation Plan

Amounts awarded to the NEOs for 2010 under the Executive Incentive Compensation Plan are set forth below. For a description of how these awards were calculated see Executive Incentive Compensation Plan on page 5.

Name	Salary	Short Term Award as a % of Salary	Short Term Award	Amount Deferred
Roger D. Lundstrom	$295,000	42.37%	$125,000	$62,500
Sanjay K. Bhasin	400,000	45.00%	180,000	90,000
Michael A. Ericson	270,000	56.00%	150,000	75,000
John Stocchetti	400,000	45.00%	180,000	90,000

Federal Home Loan Bank of Chicago

Key Employee Long Term Incentive Compensation Plan

The table below sets forth the potential and actual awards under 2008 to 2010 plan. For a description of how these awards were calculated see Key Employee Long Term Incentive Compensation Plan on page 6.

Name	Base Salary Multiplier for Potential Awards	Potential Award	Actual Award	Amount Deferred
Matthew R. Feldman [a]	3	$1,950,000	$—	$—
Roger D. Lundstrom	2	590,000	442,500	295,000
Sanjay K. Bhasin	2.5	1,000,000	600,000	400,000
Michael A. Ericson	2	540,000	540,000	—
John Stocchetti	2.5	1,000,000	600,000	400,000

[a]
As a condition of Mr. Feldman's 2008 employment agreement that was effective for 2010, awards for Mr. Feldman under this plan were subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

Grants of Plan-Based Awards

The table below describes the potential NEO awards under the President's Incentive Compensation Plan and the Executive Incentive Compensation Plan for the plan period covering January 1, 2010 through December 31, 2010 and the Key Employee Long Term Incentive Compensation Plan for the plan period covering January 1, 2010 through December 31, 2012. See Short-Term Incentive Plans on page 4 and Key Employee Long Term Incentive Compensation Plan on page 6 for a description of the performance criteria under these plans.

	Short-Term 2010 Estimated Future Payouts		Long-Term 2010 - 2012 Estimated Future Payouts
Name	Target	Maximum	Target [b]	Maximum
Matthew R. Feldman [a]	$390,000	$650,000	$390,000	$650,000
Roger D. Lundstrom	73,750	147,500	73,750	147,500
Sanjay K. Bhasin	100,000	200,000	100,000	200,000
Michael A. Ericson	67,500	135,000	67,500	135,000
John Stocchetti	100,000	200,000	100,000	200,000

[a]
As a condition of Mr. Feldman's 2008 employment agreement that was effective for 2010, awards for Mr. Feldman under the President's Incentive Compensation Plan were subject to the further condition that the Bank has (A) earned a net profit for the fiscal year and (B) has paid dividends on its capital stock for at least two consecutive quarters during that fiscal year.

[b]
In estimating the maximum payout, we have utilized current base salaries for 2011. The actual payout will be based upon base salaries in effect at the end of the performance period which is December 31, 2012.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit
Matthew R. Feldman	Pension	6.75	$303,000
	BEP	6.75	421,000

Roger D. Lundstrom	Pension	26.33	829,000
	BEP	26.33	363,000

Sanjay K. Bhasin	Pension	6.08	119,000
	BEP	6.08	78,000

Michael A. Ericson	Pension	5.4	91,000
	BEP	5.4	15,000

John Stocchetti	Pension	3.75	140,000
	BEP	3.75	85,000

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 8. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

Federal Home Loan Bank of Chicago

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

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [b]	Aggregate Earnings in Last FY [c]	Aggregate Balance of All Plans at Last FYE
Matthew R. Feldman	BEP	$24,300	$—	$144	$89,515
Roger D. Lundstrom	BEP	30,700	213	492	271,333
Sanjay K. Bhasin	BEP	9,300	—	165	91,526
Michael A. Ericson	BEP	2,400	525	29	17,230
John Stocchetti	BEP	9,300	—	203	111,164

[a]
The table above includes salary reduction contributions by our NEOs and matching Registrant Contributions by the Bank under the Benefit Equalization Plan. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 10.

[b]	Included in 2010 amounts in Summary Compensation Table on page 13.

[c]	Not included in 2010 compensation as rate paid was not above a market rate.

Potential Payments Upon Termination Table

Name	Severance	Short-Term Incentive Plan [a]	Long-Term Incentive Plan Payment [a]	Health Care	Total
Matthew R. Feldman [b]	$650,000	$—	$—	$9,170	$659,170
Roger D. Lundstrom [c]	885,000	—	—	21,608	906,608
Sanjay K. Bhasin	400,000	—	—	14,402	414,402
Michael A. Ericson	270,000	—	—	14,402	284,402
John Stocchetti [c]	1,200,000	—	—	14,402	1,214,402

[a]
Payments under the short and long-term incentive compensation plans are not estimable at this time as performance criteria achievement and award payments under these plans are currently under review with the FHFA and are still being finalized.

[b]
Mr. Feldman was not eligible for an award under the President's Incentive Compensation Plan or Key-Employee Long Term Incentive Compensation Plan because the conditions under his employment agreement were not met.

[c]
Mr. Lundstrom's and Mr. Stocchetti's employment agreements expired in January 2011 and they are no longer entitled to receive severance benefits under the terms of their employment agreements, but may be eligible for severance benefits under our Employee Severance Plan as described under Severance Arrangements on page 8.

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2010 under certain conditions. For purposes of calculating the severance benefit outlined in the table, we have assumed that Mr. Feldman, Mr. Lundstrom and Mr. Stocchetti were terminated by us other than for cause or that the NEO terminated his employment for good reason and he would receive the termination payments outlined in his employment agreement and continued Bank-subsidized health care coverage. With respect to Mr. Bhasin and Mr. Ericson, we have assumed that their employment was terminated by us other than for cause, including a constructive discharge, and these NEOs would receive the termination payments outlined in the Employee Severance Plan and

Federal Home Loan Bank of Chicago

continued Bank-subsidized health care coverage. See Severance Arrangements on page 8. If a change-of-control event were to occur under Mr. Stocchetti's employment agreement, as of December 31, 2010, he would have been entitled to receive a change-of-control payment of $129,000.
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

The table below sets forth Director Compensation for 2010.

Name	2010 Total Fees Earned or Paid in Cash
P. David Kuhl - Chair	$60,000
Thomas L. Herlache - Vice Chair	55,000
Diane M. Aigotti	55,000
Edward P. Brady	45,000
William R. Dodds, Jr.	50,000
Janice C. Eberly	45,000
James D. Ericson [a]	18,750
Thomas M. Goldstein	45,000
Arthur E. Greenbank [a]	11,250
Roger L. Lehmann	50,000
E. David Locke	47,083
Kathleen E. Marinangel	50,000
Richard K. McCord [a]	33,333
Leo J. Ries	45,000
Steven F. Rosenbaum	50,000
William W. Sennholz	45,000
Gregory A. White	45,000
Russell C. Weyers	45,000
Total	$795,416

[a]	partial year

Federal Home Loan Bank of Chicago

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

Federal Home Loan Bank of Chicago

Date: October 13, 2011	/s/ Matthew R. Feldman
By: Matthew R. Feldman
Title: President and Chief Executive Officer

Index Exhibit to Form 10-K/A

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer (Amendment No. 1, Form 10-K/A)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer (Amendment No. 1, Form 10-K/A)

S-1