Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Chicago
filed 2011-11-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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

There were 29,270,776 shares of registrant's capital stock outstanding as of October 31, 2011.

Federal Home Loan Bank of Chicago

PART I
Item 1.    Financial Statements (unaudited)
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$275	$282
Federal Funds sold and securities purchased under agreements to resell	2,610	7,243
Investment securities -
Trading, $17 and $286 pledged	4,214	1,652
Available-for-sale, $428 and $329 pledged	24,626	24,567
Held-to-maturity [a], $931 and $1,490 pledged	11,692	12,777
Total investment securities	40,532	38,996

Advances, $9 and $4 carried at fair value	14,294	18,901
MPF Loans held in portfolio, net of allowance for credit losses of $(41) and $(33)	15,205	18,294
Accrued interest receivable	163	189
Derivative assets	35	16
Software and equipment, net	37	45
Other assets	100	150
Total assets	$73,251	$84,116

Liabilities
Deposits - Interest bearing	$606	$655
- Non-interest bearing	110	164
Total deposits	716	819

Securities sold under agreements to repurchase	1,200	1,200

Consolidated obligations, net -
Discount notes, $6,603 and $4,864 carried at fair value	19,830	18,421
Bonds, $4,812 and $9,425 carried at fair value	45,880	57,849
Total consolidated obligations, net	65,710	76,270

Accrued interest payable	396	281
Mandatorily redeemable capital stock	530	530
Derivative liabilities	220	883
Affordable Housing Program assessment payable	61	44
Resolution Funding Corporation assessment payable	—	33
Other liabilities	96	107
Subordinated notes	1,000	1,000
Total liabilities	69,929	81,167

Commitments and contingencies - Note 15

Capital
Capital stock - putable $100 par value - 24 million shares issued and outstanding at September 30, 2011, and 23 million shares issued and outstanding at December 31, 2010	2,390	2,333

Retained earnings - unrestricted	1,277	1,099
- restricted	28	—
Total retained earnings	1,305	1,099

Accumulated other comprehensive income (loss)	(373)	(483)
Total capital	3,322	2,949
Total liabilities and capital	$73,251	$84,116
a    Fair value of held-to-maturity securities: $12,474 and $13,463.
The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income	$559	$700	$1,714	$2,082
Interest expense	425	487	1,325	1,534
Net interest income before provision for credit losses	134	213	389	548
Provision for credit losses	3	9	12	20
Net interest income	131	204	377	528

Non-interest gain (loss) on -
Total other-than-temporary impairment	(7)	(2)	(16)	(39)
Non-credit portion reclassified from accumulated other comprehensive income	(7)	(74)	(41)	(108)
Net other-than-temporary impairment (OTTI) charges, credit portion	(14)	(76)	(57)	(147)
Trading securities	(18)	(5)	(40)	(8)
Derivatives and hedging activities	95	62	77	28
Instruments held under fair value option	—	(1)	(13)	(9)
Early extinguishment of debt	(21)	—	(21)	—
Other, net	19	3	25	9
Total non-interest gain (loss)	61	(17)	(29)	(127)

Non-interest expense -
Compensation and benefits	18	14	47	43
Other operating expenses	8	10	25	28
FHFA	2	2	8	3
Office of Finance	1	—	3	2
Other	7	2	18	6
Total non-interest expense	36	28	101	82

Income before assessments	156	159	247	319

Assessments -
Affordable Housing Program	15	13	22	26
Resolution Funding Corporation	—	29	17	59
Total assessments	15	42	39	85

Net income	$141	$117	$208	$234

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings		Accumulated Other Comprehensive Income (Loss) (AOCI)	Total Capital	Comprehensive Income (Loss)
	Shares [a]	Par Value	Unrestricted	Restricted
Balance, December 31, 2009	23	$2,328	$708	$—	$(658)	$2,378
Net income			234	—		234	$234
July 1, 2010 cumulative effect adjustment			25	—		25
AOCI -
Net change in available-for-sale securities					673
Net change in available-for-sale securities OTTI non-credit					17
Net change in held-to-maturity securities [b]					12
Net change in held-to-maturity securities OTTI non-credit					243
Net change in cash flow hedging activities					(705)
Net change in AOCI						240	240
Proceeds from issuance of capital stock	—	35				35
Reclassification of capital stock to mandatorily redeemable	—	(45)				(45)
Balance, September 30, 2010	23	$2,318	$967	$—	$(418)	$2,867	$474

Balance, December 31, 2010	23	$2,333	$1,099	$—	$(483)	$2,949
Net income			180	28		208	$208
AOCI -
Net change in available-for-sale securities					468
Net change in available-for-sale securities OTTI non-credit					8
Net change in held-to-maturity securities [b]					3
Net change in held-to-maturity securities OTTI non-credit					131
Net change in cash flow hedging activities					(500)
Net change in retirement plans					—
Net change in AOCI						110	110
Proceeds from issuance of capital stock	1	61				61
Reclassification of capital stock to mandatorily redeemable	—	(4)				(4)
Cash dividends on capital stock			(2)			(2)
Balance, September 30, 2011	24	$2,390	$1,277	$28	$(373)	$3,322	$318

[a]	Excludes outstanding shares reclassified to mandatorily redeemable capital stock. See Note 12 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

[b]
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

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Nine months ended September 30,	2011	2010

Operating	Net cash provided by (used in) operating activities	$(700)	$521

Investing	Net change Federal Funds sold and securities purchased under agreements to resell	4,633	(7,007)
	Advances -
	Principal collected	71,676	66,170
	Issued	(67,079)	(60,735)
	MPF Loans held in portfolio-
	Principal collected	3,066	3,695
	Purchases	(40)	(36)
	Trading securities -
	Proceeds from maturities, sales, and paydowns	1,820	34
	Purchases	(4,407)	—
	Held-to-maturity securities [a]-
	Short-term held-to-maturity securities, net	467	196
	Proceeds from maturities	1,785	2,398
	Purchases	(1,042)	(1,394)
	Available-for-sale securities -
	Proceeds from maturities and sales	891	781
	Purchases	(70)	(5,865)
	Proceeds from sale of foreclosed assets	52	77
	Capital expenditures for software and equipment	(4)	(4)
	Net cash provided by (used in) investing activities	11,748	(1,690)

Financing	Net change deposits	(101)	(1)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	616,603	951,770
	Bonds	30,246	35,959
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(615,186)	(949,650)
	Bonds	(42,572)	(39,650)
	Net proceeds (payments) on derivative contracts with financing element	(100)	(95)
	Proceeds from issuance of capital stock	61	35
	Redemptions of mandatorily redeemable capital stock	(4)	—
	Cash dividends paid	(2)	—
	Net cash provided by (used in) financing activities	(11,055)	(1,632)
	Net increase (decrease) in cash and due from banks	(7)	(2,801)
	Cash and due from banks at beginning of year	282	2,823
	Cash and due from banks at end of period	$275	$22

Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$4	$45
	Transfer of MPF Loans to real estate owned	54	100
	Transfer from held-to-maturity securities to trading securities	—	390

[a]
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

For purposes of the statements of cash flows, we consider only cash and due from banks as cash and cash equivalents.

[a]	Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

[b]	“Mortgage Partnership Finance”, “MPF”, and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Credit Risk Accounting and Disclosure

Effective January 1, 2011, we began prospectively disclosing the activity in the allowance for credit losses that occurs during a reporting period for interim and annual reporting periods pursuant to Financial Accounting Standards Board (FASB) guidance issued in July of 2010. In addition, we adopted the new disclosure requirements for troubled debt restructurings pursuant to this guidance effective July 1, 2011.

In April of 2011, the FASB issued new accounting guidance clarifying a creditor's determination of whether a debt restructuring is a troubled debt restructuring. A troubled debt restructuring exists when a creditor grants a concession to the debtor and the debtor is experiencing financial difficulties. The new accounting guidance provides clarification about what constitutes a concession as well as guidance to facilitate a creditor's evaluation of whether a debtor is experiencing financial difficulties. We adopted the new requirements effective July 1, 2011. As required, we applied the new guidance retrospectively to restructuring transactions occurring on or after January 1, 2011, for purposes of determining whether such a restructuring transaction constitutes a troubled debt restructuring. We determined that we did not have any MPF Loans that were considered newly impaired based on the new accounting guidance. Accordingly, the new guidance did not have any effect on our operating activities and financial statements at the time of adoption.

Reconsideration of Effective Control for Repurchase Agreements

In April of 2011, the FASB issued an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase.  A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained.  The amendment removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The collateral maintenance implementation guidance related to this criterion also was removed.  The collateral maintenance implementation guidance was a requirement of the transferor to demonstrate that it possessed adequate collateral to fund substantially all the cost of purchasing the replacement financial assets.  The FASB's objective in removing this criterion is to eliminate the practice of recording a sale solely based on the percentage of collateral maintained. The amendment is effective for us beginning January 1, 2012.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  We record all our repurchase agreements as secured borrowings, and accordingly, we do not expect the new guidance to have a material effect on our operating activities and financial statements at the time of adoption.

Fair Value Measurement and Disclosures

Effective January 1, 2011, we began prospectively disclosing purchases, sales, issuances, and settlements in the activity in Level 3 fair value measurements on a gross basis pursuant to FASB guidance issued in January of 2010.

In May of 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments serve to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, or change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. We are in the process of reviewing the potential effects of the amendments. The amendments are effective January 1, 2012, and will be applied prospectively.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Comprehensive Income

In June of 2011, the FASB issued new guidance on the presentation of comprehensive income. The objective of the new guidance is to help financial statement users better understand the causes of changes in our financial condition and results of operations. The guidance permits presentation of comprehensive income either in a single financial statement or in two consecutive financial statements. We plan to present comprehensive income in two separate consecutive statements. Under the two statement approach, we are required to present components of net income and total net income in our statement of income. The statement of other comprehensive income would immediately follow our statement of income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Additionally, we are required to present on the face of our financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These changes apply to both annual and interim financial statements. We currently present the components of other comprehensive income in our Statements of Capital for annual reporting purposes and in a note to the financial statements for interim reporting purposes. Such presentation of the components of other comprehensive income will be eliminated under the new guidance. The new guidance does not change the items that are currently reported in our other comprehensive income or when an item of other comprehensive income must be reclassified into net income. As a result, the effect of the new guidance on our financial statements will be limited to how we present our financial statements. The new guidance should be applied retrospectively. The new guidance takes effect January 1, 2012 with earlier adoption permitted; however, in October of 2011, the FASB decided, but has not yet formally issued updated guidance, that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for us effective January 1, 2012. We plan to adopt when the new guidance takes effect. The new guidance does not require any transition disclosures.

Multiemployer Pension Plan

In September of 2011, the FASB issued new disclosure requirements for multiemployer plans to address concerns from various users of financial statements on the lack of transparency about an employer's participation in a multiemployer pension plan. A unique characteristic of a multiemployer plan is that assets contributed by one employer may be used to provide benefits to employees of other participating employers. This is because the assets contributed by an employer are not specifically earmarked only for its employees. If a participating employer fails to make its required contributions, the unfunded obligations of the plan may be borne by the remaining participating employers. Previously, disclosures were limited primarily to the historical contributions made to the plans. The new disclosures should help users of financial statements assess the potential future cash flow implications relating to an employer's participation in multiemployer pension plans. The disclosures also will indicate the financial health of all the significant plans in which the employer participates. The new guidance takes effect for annual periods ending after December 15, 2011. We participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified defined-benefit pension plan that represents a multiemployer pension plan under GAAP. Accordingly, we will provide the additional required disclosures in our Form 10-K for the year ending December 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income -
Federal Funds sold and securities purchased under agreements to resell	$1	$6	$7	$13

Investment securities -
Trading	22	11	53	22
Available-for-sale	162	181	489	490
Held-to-maturity	125	137	390	445
Total investment securities	309	329	932	957

Advances	53	89	183	268
Advance prepayment fees, net of fair value hedge adjustments of $(43), $(5), $(50), and $(23)	15	41	20	93
Total Advances	68	130	203	361

MPF Loans held in portfolio	183	238	578	763
Less: Credit enhancement fees	(2)	(3)	(6)	(12)
MPF Loans held in portfolio, net	181	235	572	751

Total interest income	559	700	1,714	2,082

Interest expense -
Securities sold under agreements to repurchase	4	4	13	13

Consolidated obligations -
Discount notes	88	98	278	289
Bonds	318	370	991	1,189
Total consolidated obligations	406	468	1,269	1,478

Subordinated notes	15	15	43	43
Total interest expense	425	487	1,325	1,534

Net interest income before provision for credit losses	134	213	389	548
Provision for credit losses	3	9	12	20
Net interest income	$131	$204	$377	$528

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

Our major security types shown in the tables below are defined as follows:

•
U.S. Government & other government related consists of the sovereign debt of the United States, debt issued by Fannie Mae, Freddie Mac, the Federal Farm Credit Banks Funding Corporation, and non mortgage-backed securities of the Small Business Administration, Federal Deposit Insurance Corporation (FDIC), and Tennessee Valley Authority.

•	Government Sponsored Enterprises (GSE) residential consists of mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential consists of MBS issued by Ginnie Mae.
Trading Securities

The following table presents the fair value of trading securities:

As of	September 30, 2011	December 31, 2010
U.S. Government & other government related	$3,988	$1,337

MBS:
GSE residential	223	312
Government-guaranteed residential	3	3
Total MBS	226	315

Total trading securities	$4,214	$1,652

At September 30, 2011, and 2010, we had net year-to-date unrealized gains (losses) of $(39) million and $(8) million on trading securities still held at period end.

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)
The following tables present the amortized cost basis and fair value of our AFS securities.

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI		Fair Value
As of September 30, 2011
U.S. Government & other government related	$961	$—	$53	$—		$1,014
Federal Family Education Loan Program - Asset backed securities (FFELP ABS)	7,927	—	480	(17)		8,390

MBS:
GSE residential	11,614	—	652	(95)		12,171
Government-guaranteed residential	2,840	—	144	(1)		2,983
Private-label residential	94	(26)	—	—		68
Total MBS	14,548	(26)	796	(96)		15,222
Total	$23,436	$(26)	$1,329	$(113)		$24,626

As of December 31, 2010
U.S. Government & other government related	$1,075	$—	$33	$—	*	$1,108
FFELP ABS	8,310	—	505	(16)		8,799

MBS:
GSE residential	11,345	—	300	(1)		11,644
Government-guaranteed residential	2,862	—	83	(5)		2,940
Private-label residential	110	(34)	—	—	*	76
Total MBS	14,317	(34)	383	(6)		14,660
Total	$23,702	$(34)	$921	$(22)		$24,567

*	Less than $1 million

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

The following tables present the amortized cost, carrying value, and fair value of our HTM securities.

	Amortized Cost	OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains		Gross Unrecognized Holding Losses		Fair Value
As of September 30, 2011
U.S. Government & other government related	$2,298	$—	$2,298	$101		$—		$2,399
State or local housing agency	33	—	33	—		—		33

MBS:
GSE residential	6,152	—	6,152	451		—		6,603
Government-guaranteed residential	1,432	—	1,432	29		—		1,461
Private-label residential	2,264	(499)	1,765	213		(12)		1,966
Private-label commercial	12	—	12	—		—		12
Total MBS	9,860	(499)	9,361	693		(12)		10,042
Total	$12,191	$(499)	$11,692	$794		$(12)		$12,474

As of December 31, 2010
U.S. Government & other government related	$1,758	$—	$1,758	$26		$(13)		$1,771
State or local housing agency	37	—	37	—	*	—	*	37

MBS:
GSE residential	7,464	—	7,464	412		(52)		7,824
Government-guaranteed residential	1,484	—	1,484	6		(18)		1,472
Private-label residential	2,615	(630)	1,985	340		(16)		2,309
Private-label commercial	49	—	49	1		—	*	50
Total MBS	11,612	(630)	10,982	759		(86)		11,655
Total	$13,407	$(630)	$12,777	$785		$(99)		$13,463

*	Less than $1 million

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

Available-for-Sale Securities

	Less than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of September 30, 2011
U.S. Government & other government related	$116	$—	*	$—	$—
FFELP ABS	183	—		1,259	(17)

MBS:
GSE residential	4,255	(95)		—	—
Government-guaranteed residential	114	(1)		—	—
Private-label residential	—	—		68	(26)	[a]
Total MBS	4,369	(96)		68	(26)
Total available-for-sale securities	$4,668	$(96)		$1,327	$(43)

As of December 31, 2010
U.S. Government & other government related	$137	$—	*	$—	$—
FFELP ABS	1,332	(16)		10	—	*

MBS:
GSE residential	236	(1)		—	—
Government-guaranteed residential	957	(5)		—	—
Private-label residential	—	—		76	(34)	[a]
Total MBS	1,193	(6)		76	(34)
Total available-for-sale securities	$2,662	$(22)		$86	(34)

*	Less than $1 million

[a]	Gross unrealized losses includes $28 million and $26 million of gross unrealized/unrecognized recoveries in fair value at
September 30, 2011, and at December 31, 2010.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months			12 Months or More
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of September 30, 2011
U.S. Government & other government related	$54	$—		$—	$—

MBS:
GSE residential	37	—		16	—
Government-guaranteed residential	—	—		—	—
Private-label residential	—	—		1,694	(511)
Private-label commercial	—	—		—	—	*
Total MBS	37	—		1,710	(511)
Total held-to-maturity securities	$91	$—		$1,710	$(511)

As of December 31, 2010
U.S. Government & other government related	$532	$(13)		$—	$—
State or local housing agency	1	—	*	—	—

MBS:
GSE residential	1,249	(52)		—	—
Government-guaranteed residential	1,143	(18)		—	—
Private-label residential	145	(1)		2,088	(645)
Private-label commercial	—	—		9	—	*
Total MBS	2,537	(71)		2,097	(645)
Total held-to-maturity securities	$3,070	$(84)		$2,097	$(645)

*	Less than $1 million

Maturity Terms

The following table presents as of September 30, 2011, the amortized cost and fair value of AFS and HTM securities by contractual maturity. Asset-backed securities (ABS) and MBS were excluded from this table because the expected maturities of ABS and MBS may differ from contractual maturities as borrowers of the underlying loans have the right to prepay such loans.

	Available-for-Sale		Held-to-Maturity
As of September 30, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Year of Maturity -
Due in one year or less	$133	$133	$55	$55
Due after one year through five years	—	—	452	469
Due after five years through ten years	290	310	528	542
Due after ten years	538	571	1,296	1,366
Total	$961	$1,014	$2,331	$2,432

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

The first model considers borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, prepayment rates, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

The second model uses the month-by-month projections of future loan performance derived from the first model and allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.

Our housing price forecast as of September 30, 2011, assumed current-to-trough home price declines ranging from 0.0% (for those housing markets that are believed to have reached their trough) to 8.0%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0.0% to 2.8% in the first year, 0.0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined during the quarter. The classification (prime, Alt-A, and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same classification at the time of origination.

	Prepayment Rates			Default Rates			Loss Severities			Credit Enhancement [a]
	%	Range %		%	Range %		%	Range %		%	Range %
As of September 30, 2011	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High

2006	8.0	7.0	9.3	35.2	25.7	44.0	52.2	49.5	54.7	4.4	—	14.8
2004 and prior	23.4	12.2	37.2	4.2	—	7.6	15.8	—	28.7	24.3	10.5	41.3
Total 2006 Prime	8.2	7.0	37.2	34.8	—	44.0	51.7	—	54.7	4.6	—	41.3

2006	6.9	6.9	6.9	53.0	53.0	53.0	48.4	48.4	48.4	0.3	0.3	0.3
2005	7.1	7.1	7.1	50.7	50.7	50.7	51.1	51.1	51.1	2.4	2.4	2.4
Total Alt-A	6.9	6.9	7.1	52.5	50.7	53.0	48.9	48.4	51.1	0.7	0.3	2.4

2006	4.7	4.0	5.5	82.3	76.9	88.3	73.7	70.5	76.9	15.2	-8.1	32.7
2005	4.8	4.8	4.8	80.6	80.6	80.6	71.2	71.2	71.2	24.9	24.9	24.9
2004 and prior	14.9	14.9	14.9	22.6	22.6	22.6	70.6	70.6	70.6	77.5	77.5	77.5
Total Subprime	4.8	4.0	14.9	82.1	22.6	88.3	73.5	70.5	76.9	15.9	-8.1	77.5

Total	6.9	4.0	37.2	52.7	—	88.3	57.1	—	76.9	6.7	-8.1	77.5

[a]	A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the current outstanding balances on securities that were other-than-temporarily impaired at some point during the life of the securities.

As of September 30, 2011	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$—	$—	$—	$—
Alt-A	141	92	66	66
Subprime	—	—	—	—
Total OTTI AFS securities	$141	$92	$66	$66

Private-label residential MBS:
Prime	$1,630	$1,304	$950	$1,157
Alt-A	—	—	—	—
Subprime	909	599	454	466
Total OTTI HTM securities	$2,539	$1,903	$1,404	$1,623

We recognized OTTI as shown in the following table:

	Total other-than-temporary impairment	Non-credit portion reclassified to (from) AOCI	Other-than-temporary impairment charges, credit portion
Three months ended September 30, 2011
Prime	$—	$(11)	$(11)
Alt-A	—	—	—
Subprime	(7)	4	(3)
Total OTTI	$(7)	$(7)	$(14)

Nine months ended September 30, 2011
Prime	$—	$(35)	$(35)
Alt-A	—	(6)	(6)
Subprime	(16)	—	(16)
Total OTTI	$(16)	$(41)	$(57)

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

	2011					2010
	AFS		HTM		Total	AFS	HTM	Total
Three months ended September 30, 2011
Beginning Balance	$53		$641		$694	$45	$516	$561

Additions:
Credit losses on securities for which OTTI was not previously recognized	—		—		—	—	—	—
Additional credit losses on securities for which an OTTI charge was previously recognized	—		14		14	1	75	76
Total OTTI credit losses recognized in the period	—		14		14	1	75	76

Reductions:
Securities sold, matured, paid down or prepaid over the period	—		(1)		(1)	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security	—	*	—	*	—	—	—	—
Ending Balance	$53		$654		$707	$46	$591	$637

Nine months ended September 30, 2011
Beginning Balance	$47		$606		$653	$40	$450	$490

Additions:
Credit losses on securities for which OTTI was not previously recognized	—		—		—	—	10	10
Additional credit losses on securities for which an OTTI charge was previously recognized	6		51		57	6	131	137
Total OTTI credit losses recognized in the period	6		51		57	6	141	147

Reductions:
Securities sold, matured, paid down or prepaid over the period	—		(1)		(1)	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security	—	*	(2)		(2)	—	—	—
Ending Balance	$53		$654		$707	$46	$591	$637

*	Less than $1 million

Variable Interest Entities
Our investments in variable interest entities (VIE) include, but are not limited to, senior interests in private label MBS and FFELP ABS. We have evaluated these VIE investments as of September 30, 2011, and determined that we are not required to apply consolidation accounting since we are not the primary beneficiary in any of these VIE. Excluding contractually required amounts, we have not provided financial or other support (explicitly or implicitly) during the periods presented in our financial statements. Further, we do not intend to provide such support in the future. The carrying amounts and classification of the assets that relate to these VIE are shown in investment securities in our statements of condition. We have no liabilities related to these VIE. Our maximum loss exposure for our VIE is limited to the carrying value.

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

As of September 30, 2011	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$3,712	1.50%	$4,512	$6,223
One to two years	2,098	2.52%	2,098	2,143
Two to three years	1,135	2.61%	1,035	1,126
Three to four years	692	2.37%	592	685
Four to five years	1,650	3.55%	1,400	751
More than five years	4,788	1.86%	4,438	3,147
Total par value	$14,075	2.15%	$14,075	$14,075

Noncallable/nonputable	$10,305
Callable	808
Putable	2,962
Total par value	14,075
Hedging adjustments	209
Other adjustments	10
Total advances	$14,294
As of September 30, 2011, we had one advance borrower exceeding 10% of our total advances outstanding, BMO Harris Bank N. A. with $2.4 billion or 17% of our total advances outstanding.

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

As of	September 30, 2011	December 31, 2010
Medium term (15 years or less)	$4,207	$5,395
Long term (over 15 years)	10,821	12,661
Total unpaid principal balance	15,028	18,056
Net premiums, credit enhancement and deferred loan fees	57	70
Hedging adjustments	161	201
Total before allowance for credit losses	15,246	18,327
Allowance for credit losses	(41)	(33)
Total MPF Loans held in portfolio, net	$15,205	$18,294

Conventional	$12,400
Government	2,628
Total unpaid principal balance	$15,028

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments:

•credit products (advances, letters of credit and other extensions of credit to borrowers);
•government MPF Loans held for portfolio;
•conventional MPF Loans held for portfolio; and
•Federal Funds sold and securities purchased under agreements to resell.

Credit Products

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary tool for managing the credit products. At September 30, 2011, we had rights to collateral on a borrower-by-borrower basis with a collateral loan value in excess of each borrower's outstanding extension of credit.

At September 30, 2011, and December 31, 2010, we had no credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products at any time during the nine months ended September 30, 2011, and 2010.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at September 30, 2011, and December 31, 2010. At September 30, 2011, and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on our off-balance sheet credit exposures see Note 15-Commitments and Contingencies.

Government MPF Loans

Each servicer provides and maintains insurance or a guaranty from the applicable government agency (i.e., the FHA, VA, RHS, or HUD) and is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted mortgage government loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. Based on our assessment of the servicers, we did not establish an allowance for credit losses for government MPF Loans held in portfolio as of September 30, 2011, and December 31, 2010. Further, due to the government guarantee or insurance, none of our government MPF Loans have been placed on nonaccrual status.

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

	September 30, 2011	September 30, 2010
For the three months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$39	$24
Charge-offs	(1)	(1)
Provision for credit losses	3	9
Balance, end of period	$41	$32

For the nine months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$33	$14
Charge-offs	(4)	(2)
Provision for credit losses	12	20
Balance, end of period	$41	$32

As of	September 30, 2011	December 31, 2010
Allowance assigned to conventional MPF Loans-
Specifically identified and individually evaluated for impairment [a]	$17	$12
Homogeneous pools of loans and collectively evaluated for impairment	24	21
Total	$41	$33

Recorded Investment in Conventional MPF Loans-
Individually evaluated for impairment - with an allowance	$137	$111
Collectively evaluated for impairment	12,528	15,356
Total	$12,665	$15,467

[a]	A level of imprecision is not utilized when determining the estimated credit losses on specifically identified loans.

Credit Quality Indicators - MPF Loans

Our key credit quality indicators for MPF Loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our recorded investment in MPF Loans by these key credit quality indicators.

	September 30, 2011			December 31, 2010
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$230	$164	$394	$263	$189	$452
Past due 60-89 days	79	61	140	89	77	166
Past due 90 days or more	286	227	513	301	237	538
Total past due	595	452	1,047	653	503	1,156
Total current	12,070	2,205	14,275	14,814	2,451	17,265
Total (recorded investment)	$12,665	$2,657	$15,322	$15,467	$2,954	$18,421

Recorded investment:
In process of foreclosure [a]	$183	$74	$257	$191	$89	$280
Serious delinquency rate [b]	2.29%	8.55%	3.38%	1.97%	8.04%	2.97%
Past due 90 days or more still accruing interest [c]	$169	$226	$395	$219	$237	$456
On nonaccrual status	146	—	146	97	—	97

[a]	Includes MPF Loans where the decision of foreclosure or similar alternative such as deed-in-lieu has been reported.

[b]	MPF Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total.

[c]	Consists of MPF Loans that are either government mortgage loans or conventional mortgage loans that are well secured and in the process of collection as a result of credit enhancements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Troubled Debt Restructurings. We consider a troubled debt restructuring to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties.  Our MPF Loan troubled debt restructurings primarily involve modifying the borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 38% of their monthly income.  We re-amortize the outstanding principal balance to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 38%. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged.  If the 38% ratio is still not met, we reduce for up to thirty-six (36) months the interest rate in 0.125% increments below the original note rate, to a floor rate of 3.00%, resulting in reduced principal and interest payments, until the target 38% housing expense ratio is met.  A MPF Loan involved in our troubled debt restructuring program is individually evaluated for impairment when determining its related allowance for credit losses.  Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates.

The following table shows our recorded investment balance in troubled debt restructured loans as of the dates presented:

	September 30, 2011			December 31, 2010
As of	Performing [a]	Nonperforming [b]	Total	Performing [a]	Nonperforming [b]	Total
Conventional MPF Loans	$4	$2	$6	$2	$—	$2

[a]	Includes modified loans that are accruing interest.

[b]	Includes all other modified loans, including those that are on nonaccrual status, in foreclosure, or in bankruptcy.

The following table shows the amounts (recorded investment) of troubled debt restructurings on our conventional MPF Loans that occurred during the periods presented. The pre- and post- modification represents the amount recorded in our statement of condition as of the date the troubled debt restructurings were consummated. Additionally, the pre- and post- modification amounts are the same as we did not record any write-offs either due to the forgiveness of principal or a direct write-off due to a confirmed loss.

	Three months		Nine months
For the periods ended September 30, 2011	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Conventional MPF Loans	$2	$2	$5	$5

The following table shows the amounts of troubled debt restructurings on our conventional MPF Loans within the previous 9 months that subsequently defaulted during the periods presented:

For the periods ended September 30, 2011	Three months	Nine months
Conventional MPF Loans	$2	$2

As discussed in Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations, the new accounting guidance on a creditor's determination of whether a restructuring is a troubled debt restructuring issued in April of 2011 by the FASB did not have any effect on our operating activities and financial statements at the time of adoption.

Individually Evaluated Impaired Loans. The following table summarizes the recorded investment, unpaid principal balance and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either period.

	September 30, 2011			December 31, 2010
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans	$137	$136	$17	$111	$110	$12

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the average recorded investment of impaired MPF Loans and related interest recognized:

	Impaired conventional MPF Loans
	September 30, 2011		September 30, 2010
For the periods ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months	$138	$2	$82	$1
Nine months	136	5	67	3

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

Under the MPF Program, the credit enhancement protection provided by a PFI (CEP Amount) consists of the CE Amount, and may include a contingent performance based credit enhancement fee (CE Fee) whereby such fees are reduced up to the amount of the FLA by losses arising under the master commitment.  Our allowance for credit losses considers the credit enhancements associated with conventional mortgage loans under the MPF Program. Credit enhancements considered include primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and CEP Amount. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for credit losses. At September 30, 2011 and December 31, 2010, our allowance for credit losses was reduced by $23 million for both dates as a result of credit enhancements available to recover incurred losses. If an MPF Loan is transferred to REO and incurred losses are recoverable through credit enhancements, we establish a receivable to reflect the expected recovery from credit enhancement fees.

At September 30, 2011, and December 31, 2010, the amounts of FLA remaining for losses, excluding amounts that may be recovered through performance-based CE fees was $265 million and $286 million. We record CE Fees paid to the PFIs as a reduction to mortgage interest income, see Note 4 - Interest Income and Interest Expense.

Real Estate Owned. We had $50 million and $56 million in MPF Loans reclassified as real estate owned (REO) and recorded in other assets at September 30, 2011, and December 31, 2010.

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

These financing receivables are generally short-term and the recorded balance approximates fair value. We invest in Federal funds with highly rated counterparties and are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. As of September 30, 2011 and December 31, 2010, we owned $1.96 billion and $1.6 billion of overnight federal funds sold; and owned zero and $1.4 billion of term federal funds sold. All federal funds sold as of those dates were repaid according to the contractual terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. The terms of these loans are structured such that if the market values of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. As of September 30, 2011 and December 31, 2010 , we owned $650 million and $4.2 billion of overnight securities purchased under agreements to resell; and we did not own any term securities purchased under agreements to resell. Based upon the collateral held as security, we have determined that no allowance for credit losses was needed for our securities under agreements to resell as of September 30, 2011 and December 31, 2010. All securities purchased under agreements to resell as of those dates were repaid according to the contractual terms.

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

Financial Statement Impact and Additional Financial Information

We held the right to reclaim the cash collateral noted as an asset in the following table. We also had an obligation to return excess cash collateral noted as a liability in the table below. Our derivative instruments may contain provisions that require us to pledge additional collateral with counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2011, is $1.4 billion for which we have posted collateral of $1.2 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2011, we would be required to pledge up to an additional $97 million of collateral to our counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivative instruments as of September 30, 2011, and December 31, 2010.

	September 30, 2011			December 31, 2010
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$32,179	$252	$2,135	$38,030	$146	$1,508
Interest rate swaptions	355	18	—	870	29	—
Total	32,534	270	2,135	38,900	175	1,508

Derivatives not in hedge accounting relationships-
Interest rate swaps	35,004	851	782	36,360	420	282
Interest rate swaptions	6,235	287	—	9,420	217	—
Interest rate caps or floors	1,914	266	—	2,408	242	—
Mortgage delivery commitments	1,015	6	6	281	—	—
Total	44,168	1,410	788	48,469	879	282

Total before adjustments	$76,702	1,680	2,923	$87,369	1,054	1,790
Netting adjustments [a]		(1,502)	(1,502)		(911)	(911)
Exposure at fair value [b]		178	1,421		143	879
Cash collateral and related accrued interest		(143)	(1,201)		(127)	4
Derivative assets and liabilities		$35	$220		$16	$883

[a]	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions.

[b]	Includes net accrued interest receivable of $25 million as of September 30, 2011, and less than $1 million as of December 31, 2010.

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

	Three months ended September 30,			Nine months ended September 30,
For the period ending	2011		2010	2011		2010
Fair value hedges -
Interest rate swaps	$(16)		$(1)	$(10)		$(4)
Other	2		1	(5)		—
Ineffectiveness net gain (loss)	(14)		—	(15)		(4)

Cash flow hedges - ineffectiveness net gain (loss)	26	[a]	2	40	[a]	3

Economic hedges -
Interest rate swaps	(180)		17	(185)		125
Interest rate swaptions	201		18	141		(159)
Interest rate caps/floors	42		31	32		57
Interest rate futures/TBA	—		—	—		1
Net interest settlements	20		(6)	64		5
Net gain (loss)	83		60	52		29

Net gains (losses) on derivatives and hedging activities	$95		$62	$77		$28

[a]	Primarily represents the recognition of previously deferred cash flow hedge adjustments related to certain advances that were prepaid during the period.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income. The increase in hedge adjustments amortized into net interest income and reduction in effect of derivatives on net interest income on advances for the three months and nine months ended September 30, 2011 compared to the same reporting periods in 2010 are attributable to the increase in the amount of advances that matured or were prepaid in 2011.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Ineffectiveness Recognized in Derivatives and Hedging Activities	Effect of Derivatives on Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Three months ended September 30, 2011
Hedged item type -
Available-for-sale investments	$(335)	$323	$(12)	$(36)	$—
Advances	(43)	44	1	(29)	(42)
MPF Loans held for portfolio	4	(2)	2	(1)	(12)
Consolidated obligation bonds	162	(167)	(5)	79	(11)
Total	$(212)	$198	$(14)	$13	$(65)

Three months ended September 30, 2010
Hedged item type -
Available-for-sale investments	$(139)	$135	$(4)	$(28)	$—
Advances	(58)	61	3	(54)	(8)
MPF Loans held for portfolio	(3)	4	1	(3)	(23)
Consolidated obligation bonds	137	(137)	—	81	(9)
Total	$(63)	$63	$—	$(4)	$(40)

Nine months ended September 30, 2011
Hedged item type -
Available-for-sale investments	$(419)	$405	$(14)	$(103)	$—
Advances	(26)	34	8	(115)	(51)
MPF Loans held for portfolio	(2)	(4)	(6)	(6)	(37)
Consolidated obligation bonds	291	(294)	(3)	239	(29)
Total	$(156)	$141	$(15)	$15	$(117)

Nine months ended September 30, 2010
Hedged item type -
Available-for-sale investments	$(379)	$366	$(13)	$(75)	$—
Advances	(110)	119	9	(202)	(31)
MPF Loans held for portfolio	(39)	39	—	(45)	(19)
Consolidated obligation bonds	495	(495)	—	279	(26)
Total	$(33)	$29	$(4)	$(43)	$(76)

[a]
Represents the effect of net interest settlements attributable to existing derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

[b]	Amortization of hedge adjustments is included in the interest income/expense line item of the respective hedged item type.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on our net interest income:

		Effective Portion		Ineffective Portion
	Recognized in AOCI	Reclassified into Net Interest Income	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities		Effect on Net Interest Income [a]
Three months ended September 30, 2011
Advances - interest rate floors	$—	$4	Interest income	$25	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(3)	Interest expense	—		—
interest rate swaps	(400)	(2)	Interest expense	1		(80)
Consolidated obligation bonds - interest rate swaps	—	(2)	Interest expense	—		—
Total	$(400)	$(3)		$26		$(80)

Three months ended September 30, 2010
Advances - interest rate floors	$—	$16	Interest income	$—		$—
Consolidated obligation discount notes - interest rate caps	—	(3)	Interest expense	—		—
interest rate swaps	(237)	(2)	Interest expense	2		(79)
Consolidated obligation bonds - interest rate swaps	—	(1)	Interest expense	—		—
Total	$(237)	$10		$2		$(79)

Nine months ended September 30, 2011
Advances - interest rate floors	$—	$26	Interest income	$37	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(11)	Interest expense	—		—
interest rate swaps	(453)	(4)	Interest expense	3		(241)
Consolidated obligation bonds - interest rate swaps	—	(4)	Interest expense	—		—
Total	$(453)	$7		$40		$(241)

Nine months ended September 30, 2010
Advances - interest rate floors	$8	$23	Interest income	$—		$28
Consolidated obligation discount notes - interest rate caps	—	(10)	Interest expense	—		—
interest rate swaps	(705)	(4)	Interest expense	3		(243)
Consolidated obligation bonds - interest rate swaps	—	(4)	Interest expense	—		—
Total	$(697)	$5		$3		$(215)

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of     derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

[b]	Represents the recognition of previously deferred cash flow hedge adjustments related to certain advances that were prepaid during the period.
We expect that $4 million of net deferred cash flow hedging adjustment gains currently recorded in AOCI as of September 30, 2011, will be recognized as an increase to earnings over the next 12-month period. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 9 years.

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

As of September 30, 2011	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$7,893	3.06%	$25,541
One to two years	7,665	3.42%	7,652
Two to three years	10,455	2.47%	5,105
Three to four years	3,278	2.27%	1,221
Four to five years	6,425	2.97%	2,645
Thereafter	10,236	3.59%	3,788
Total par value	$45,952	3.04%	$45,952

Noncallable	$26,852
Callable	19,100
Total par value	45,952
Bond premiums (discounts), net	24
Hedging adjustments	(103)
Fair value option adjustments	7
Total consolidated obligation bonds	$45,880

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

We are currently allowed to include a percentage of the outstanding principal amount of the subordinated notes (the Designated Amount) in determining compliance with our regulatory capital and minimum regulatory leverage ratio requirements and in calculating our maximum permissible holdings of MBS, and unsecured credit, subject to 20% annual phase-outs as shown in the table below. As of June 14, 2011, the Designated Amount of subordinated notes was reduced to $800 million. We will no longer include the Designated Amount of subordinated notes in determining compliance with our minimum regulatory capital requirements after we convert our capital stock as January 1, 2012 and become subject to the post-conversion capital requirements discussed in Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS)

Capital Rules

On September 30, 2011, we received approval from the FHFA to implement our new capital plan as of January 1, 2012. Under the new capital plan, our stock will consist of two sub-classes of stock, Class B-1 stock and Class B-2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions.

On January 1, 2012, most of the outstanding shares of our existing stock will automatically be exchanged for Class B-2 stock. “Activity-based” stock purchased since July 23, 2008, will be converted to Class B-1 stock to the extent it exceeds a member's capital stock “floor” (the amount of capital stock held by a member as of the close of business at July 23, 2008, plus any required increases related to annual membership stock recalculations).

Our capital plan provides that any member may opt out of the conversion and have its existing capital stock redeemed. However, we will remain subject to that portion of the Consent Cease and Desist Order (C&D Order) we entered into with the Finance Board on October 10, 2007 that restricts redemptions and repurchases of capital stock without prior approval of the Deputy Director, Division of FHLB Regulation of the FHFA (Deputy Director), other than certain permitted repurchases of Class B-1 stock above a member's capital stock “floor.” Because the Deputy Director has not approved any redemptions or repurchases of existing capital stock since April 24, 2008, we expect that all shares of existing capital stock will be exchanged for Class B stock on January 1, 2012.

Under the new capital plan, each member will be required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. A member's membership stock requirement is equal to the greater of 1% of the member's mortgage assets or $10,000, subject to a cap equal to 9.9% of the Bank's total capital stock outstanding as of the prior December 31. Each member's activity stock requirement is equal to 5% of the member's outstanding advances. Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement will apply on a continuing basis.

Minimum Capital Requirements

Current Requirements. We remain subject to the minimum regulatory leverage and other regulatory capital requirements pursuant to the FHFA regulations and the C&D Order until we complete our capital stock conversion as of January 1, 2012. The regulatory capital ratio required by FHFA regulations for an FHLB that has not implemented a capital plan under the GLB Act is 4.0%. The C&D Order includes a minimum regulatory capital ratio of 4.5%, which currently supersedes the 4.0% regulatory requirement discussed above. For purposes of this ratio, regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. In accordance with the C&D Order, we also currently include the Designated Amount of subordinated notes in calculating compliance with this regulatory capital ratio.

These ratios apply to us when our non-mortgage assets (defined as total assets less advances, acquired member assets, standby letters of credit, intermediary derivative contracts with members, certain MBS, and other investments specified by FHFA regulation) after deducting the amount of deposits and capital, are not greater than 11% of total assets. If the non-mortgage asset ratio is greater than 11%, FHFA regulations require a regulatory capital ratio of 4.76%. See Minimum Capital Requirements in Note 19 on page F-44 in our 2010 Form 10-K for further description of our minimum capital requirements. Our non-mortgage asset ratio on an average monthly basis was above 11% at September 30, 2011, and December 31, 2010, thus we were subject to the 4.76% ratio.

The following table summarizes our current regulatory capital requirements as a percentage of total assets.

		Regulatory Capital plus Designated Amount of Subordinated Notes
		Requirement in Effect		Actual
	Non-Mortgage Assets	Ratio	Amount	Ratio	Amount
September 30, 2011	20.19%	4.76%	$3,487	6.86%	$5,025
December 31, 2010	20.43%	4.76%	4,004	5.90%	4,962

Under the C&D Order, we are also currently required to maintain an aggregate amount of regulatory capital stock plus the Designated Amount of subordinated notes of at least $3.600 billion. At September 30, 2011, and December 31, 2010, we had an aggregate amount of $3.720 billion and $3.863 billion of regulatory capital stock plus Designated Amount of subordinated notes.

Although no members had concentrations greater than or equal to 10% of total regulatory capital stock at December 31, 2010, BMO Harris Bank N.A. holds 11% of our regulatory capital stock at September 30, 2011, as a result of the merger with M&I Marshall & Ilsley Bank in July 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Post-Conversion Requirements. After we implement our new capital plan, the regulatory capital ratios discussed above will no longer apply to us and instead we will be required to maintain:

•	total capital (which includes permanent capital plus any allowance for general losses) in an amount at least equal to 4.0% of our total assets;

•	leverage capital (which includes permanent capital multiplied by 1.5 plus any general allowance for losses) in an amount at least equal to 5% of our total assets; and

•
permanent capital in an amount at least equal to the sum of a credit risk capital requirement, market risk capital requirement, and operations risk capital requirement, all of which are calculated in accordance with rules and regulations of the FHFA.

Permanent capital will include our retained earnings plus the amount paid in for our Class B stock, including Class B stock classified as mandatorily redeemable.

The FHFA notice approving our capital plan terminates Article I of the C&D Order as of the effective date of our capital plan, which means that as of January 1, 2012, we will no longer be required to comply with the 4.5% capital (including subordinated debt) to asset ratio and the capital (including subordinated debt) floor requirement of $3.6 billion imposed by the C&D Order.

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

The following table shows a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

September 30, 2011	Member Count	Dollar Amount
MRCS at beginning of year	52	$530

Capital Stock reclassified from equity:
Merger out-of-district, moved headquarters out-of-district, or redeemed excess capital stock per C&D Order	6	4
Reversal of redemption requests	(2)	(4)
Net redemption of MRCS:
Excess capital stock per C&D Order [a]	(3)	*
MRCS at end of period	53	$530
*    Less than $1 million

[a]
We redeemed MRCS for excess capital stock exceeding a member's capital stock floor as permitted under the C&D Order; however, the Deputy Director has denied all other requests submitted to redeem MRCS since April 28, 2008.

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

Since each FHLB has been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation has been satisfied, the JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLB will be required to contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

The FHLBs amended their capital plans, or in our case, our capital plan submission, which was subsequently approved by the FHFA, to implement the provisions of the JCE Agreement.

On August 5, 2011, the FHFA certified that the FHLBs have fully satisfied their REFCORP obligation as of June 30, 2011. In accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLB is required to allocate 20% of its net income to a separate restricted retained earnings account.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI for the periods indicated:

	Net Unrealized on AFS	Noncredit OTTI on AFS	Net Unrealized on HTM	Noncredit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
Balance December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)
Noncredit OTTI	—	—	—	(34)	—	—	(34)
Subsequent changes in fair value recognized in AOCI	—	11	—	—	—	—	11
Net unrealized gains (losses) recognized in AOCI	673	—	—	—	(697)	—	(24)
Reclassification from AOCI to earnings	—	6	12	136	(8)	—	146
Accretion from noncredit OTTI to HTM asset	—	—	—	141	—	—	141
Balance, September 30, 2010	$1,253	$(38)	$(10)	$(680)	$(946)	$3	$(418)

Balance December 31, 2010	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)
Noncredit OTTI	—	—	—	(16)	—	—	(16)
Subsequent changes in fair value recognized in AOCI	—	2	—	—	—	—	2
Net unrealized gains (losses) recognized in AOCI	468	—	—	—	(453)	—	15
Reclassification from AOCI to earnings	—	6	3	51	(47)	—	13
Accretion from noncredit OTTI to HTM asset	—	—	—	96	—	—	96
Balance, September 30, 2011	$1,216	$(26)	$(5)	$(499)	$(1,061)	$2	$(373)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14- Fair Value Accounting

Fair Value Measurement
The fair value amounts recorded on the statements of condition and presented in the note disclosures have been determined using available market information and our judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at September 30, 2011 and December 31, 2010. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options, and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on estimated fair value. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. These estimates are susceptible to material near term changes because they are made as of a specific point in time.
The carrying values and fair values of our financial instruments are shown in the table below. This table does not represent an estimate of our overall market value as a going concern as it does not take into account future business opportunities and the net profitability of assets versus liabilities.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$275	$275	$282	$282
Federal Funds sold and securities purchased under agreements to resell	2,610	2,610	7,243	7,243
Trading securities	4,214	4,214	1,652	1,652
Available-for-sale securities	24,626	24,626	24,567	24,567
Held-to-maturity securities	11,692	12,474	12,777	13,463
Advances	14,294	14,610	18,901	19,114
MPF Loans held in portfolio, net	15,205	16,285	18,294	19,256
Accrued interest receivable	163	163	189	189
Derivative assets	35	35	16	16
Total Financial Assets	$73,114	$75,292	$83,921	$85,782

Financial Liabilities
Deposits	$716	$716	$819	$819
Securities sold under agreements to repurchase	1,200	1,203	1,200	1,213
Consolidated obligations -
Discount notes	19,830	19,831	18,421	18,422
Bonds	45,880	48,215	57,849	60,019
Accrued interest payable	396	396	281	281
Mandatorily redeemable capital stock	530	530	530	530
Derivative liabilities	220	220	883	883
Subordinated notes	1,000	1,127	1,000	1,065
Total Financial Liabilities	$69,772	$72,238	$80,983	$83,232

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no such changes or transfers in the first nine months of 2011 or 2010.

Valuation Techniques and Significant Inputs

A description of the valuation techniques and significant inputs for the period ending December 31, 2010, is disclosed in
Note 22 - Fair Value Accounting starting on page F-50 in our 2010 Form 10-K. There have been no significant changes in our valuation techniques from prior reporting periods. Our significant inputs are disclosed below.

Investment securities—non-MBS and certain MBS. The significant inputs include either the price received from a pricing service, or a market-observable interest rate curve with a discount spread, if applicable, as noted in the following table:

			Spread (Basis Points)
As of September 30, 2011	Portfolio(s)	Significant Inputs	High	Low	FV of Securities
U.S. Government & other government related	Trading and AFS	Pricing Service	n/a	n/a	$5,001
FFELP ABS	AFS	Pricing Service	n/a	n/a	5,340
FFELP ABS [a]	AFS	LIBOR swap curve	77	57	3,050

MBS:
GSE residential	Trading and AFS	Pricing Service	n/a	n/a	12,394
Government-guaranteed residential	Trading and AFS	Pricing Service	n/a	n/a	110
Private-label residential	AFS	Pricing Service	n/a	n/a	67
Non-recurring OTTI securities	HTM	Pricing Service	n/a	n/a	59

[a]
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

	Actual			Significant Inputs	Characteristics
As of September 30, 2011	Fair Value	Unpaid Principal Balance	Weighted Average Price	Weighted Avg. Non-Binding Broker Price	Weighted Avg. Contractual Interest (%)	Weighted Avg. Expected Maturity (yrs.)
Government-guaranteed residential MBS - AFS	$2,877	$2,656	108.31	106.28	4.17%	4.64

Advances and Consolidated Obligations. The following table presents the significant inputs used to measure fair value of advances and consolidated obligations:

		Basis Point Range
As of September 30, 2011	Curve Description	High	Low
Advances
Spread	CO curve	20	20
Consolidated obligations:
Spread for callable bonds	LIBOR swap curve	(11)	(40)
Spread for non-callable bonds	CO curve	—	—
Spread for discount notes	CO curve	—	—

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition:

As of September 30, 2011	Level 1	Level 2	Level 3	Netting Adj. [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$3,988	$—	$—	$3,988
GSE residential MBS	—	223	—	—	223
Governmental-guaranteed residential MBS	—	3	—	—	3
Total Trading Securities	—	4,214	—	—	4,214
AFS securities:
U.S. Government & other government related	—	1,014	—	—	1,014
FFELP ABS	—	8,390	—	—	8,390
GSE residential MBS	—	12,171	—	—	12,171
Government-guaranteed residential MBS	—	2,983	—	—	2,983
Private-label residential MBS	—	—	68	—	68
Total AFS Securities	—	24,558	68	—	24,626
Advances	—	9	—	—	9
Derivative assets	—	1,644	36	(1,645)	35
Total assets at fair value	$—	$30,425	$104	$(1,645)	$28,884
Level 3 as a percent of total assets at fair value			0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(6,603)	$—	$—	$(6,603)
Consolidated obligation bonds	—	(4,812)	(85)	—	(4,897)
Derivative liabilities	—	(2,923)	—	2,703	(220)
Total liabilities at fair value	$—	$(14,338)	$(85)	$2,703	$(11,720)
Level 3 as a percent of total liabilities at fair value			0.7%

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2010	Level 1	Level 2	Level 3	Netting Adj. [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$1,337	$—	$—	$1,337
GSE residential MBS	—	312	—	—	312
Governmental-guaranteed residential MBS	—	3	—	—	3
Total Trading Securities	—	1,652	—	—	1,652
AFS securities:
U.S. Government & other government related	—	1,108	—	—	1,108
FFELP ABS	—	8,799	—	—	8,799
GSE residential MBS	—	11,644	—	—	11,644
Government-guaranteed residential MBS	—	2,940	—	—	2,940
Private-label residential MBS	—	—	76	—	76
Total AFS Securities	—	24,491	76	—	24,567
Advances	—	4	—	—	4
Derivative assets	—	1,025	29	(1,038)	16
Total assets at fair value	$—	$27,172	$105	$(1,038)	$26,239
Level 3 as a percent of total assets at fair value			0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(4,864)	$—	$—	$(4,864)
Consolidated obligation bonds	—	(9,425)	(78)	—	(9,503)
Derivative liabilities	—	(1,790)	—	907	(883)
Total liabilities at fair value	$—	$(16,079)	$(78)	$907	$(15,250)
Level 3 as a percent of total liabilities at fair value			0.5%

[a]
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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2010	$76	$29	$(78)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	7	(7)
Included in AOCI	2	—	—
Paydowns and settlements	(11)	—	—
At September 30, 2011	$67	$36	$(85)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$7	$(7)

At December 31, 2009	$82	$23	$(71)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	13	(14)
Included in AOCI	12	—	—
Paydowns and settlements	(18)	—	—
At September 30, 2010	$76	$36	$(85)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$13	$(14)

Assets Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are subject to fair value adjustments in certain circumstances (for example, in the case of MBS when there is evidence of OTTI). In the case of impaired MPF Loans or REO, if a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs.

The following table presents assets which were recorded at fair value as of the dates shown as the result of a nonrecurring change in fair value having been recorded in the quarter then ended.

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Private-label residential MBS- HTM	$—	$—	$59	$—	$—	$26
Impaired MPF Loans	—	—	119	—	—	96
Real estate owned	—	—	19	—	—	17
Total non-recurring assets	$—	$—	$197	$—	$—	$139

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

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	September 30, 2011			September 30, 2010
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$9	$(4,073)	$(1,202)	$4	$(10,520)	$(3,209)
New transactions elected for fair value option	—	(4,885)	(5,499)	—	(4,030)	(2,002)
Maturities and extinguishments	—	4,150	100	—	6,359	—
Net gain (loss) on instruments held at fair value	—	—	—	—	1	—
Change in accrued interest and other	—	(4)	(2)	—	1	(1)
Balance end of period	$9	$(4,812)	$(6,603)	$4	$(8,189)	$(5,212)

For the nine months ended
Balance beginning of period	$4	$(9,425)	$(4,864)	$4	$(4,749)	$—
New transactions elected for fair value option	5	(9,044)	(5,649)	—	(16,139)	(5,210)
Maturities and extinguishments	—	13,669	3,916	—	12,709	—
Net gain (loss) on instruments held at fair value	—	(13)	—	—	(7)	(2)
Change in accrued interest and other	—	1	(6)	—	(3)	—
Balance end of period	$9	$(4,812)	$(6,603)	$4	$(8,189)	$(5,212)
For items recorded under the fair value option, the related contractual interest income and contractual interest expense is recorded as part of net interest income on the statements of income. The remaining change in fair value for instruments in which the fair value option has been elected is recorded in non-interest gain (loss) on instruments held under fair value option in the statements of income. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of September 30, 2011, or December 31, 2010.
The following table reflects the difference between the aggregate par balance outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due or in nonaccrual status.

	September 30, 2011			December 31, 2010
As of	Par	Fair Value	Fair Value Over (Under) Par	Par	Fair Value	Fair Value Over (Under) Par
Advances	$9	$9	$—	$4	$4	$—
Consolidated obligation bonds	(4,805)	(4,812)	7	(9,430)	(9,425)	(5)
Consolidated obligation discount notes	(6,603)	(6,603)	—	(4,863)	(4,864)	1

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Commitments and Contingencies

The following table shows our commitments outstanding but not yet incurred or recorded in our statements of condition.

As of	September 30, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$1,293	$—	$1,293	$365	$—	$365
Member standby letters of credit	310	330	640	414	489	903
Housing authority standby bond purchase agreements	118	208	326	89	140	229
MPF Xtra mortgage purchase commitments with concurrent commitment to resell to Fannie Mae	506	—	506	140	—	140
MPF Loan mortgage purchase commitments for portfolio	3	—	3	1	—	1
Advance commitments	176	—	176	2	—	2
Total	$2,406	$538	$2,944	$1,011	$629	$1,640

Consolidated Obligations

Our consolidated obligation discount notes typically settle same day or next business day. The amounts shown above for unsettled consolidated obligation bonds represent only those bonds for which we will receive the proceeds and become the primary obligor. No commitment has been recorded and no liability has been recorded for the joint and several liability related to the other FHLBs' share of the consolidated obligations. We do not believe we need to accrue a liability for our joint and several liability based on the current status of the payment/performance risk and we do not believe information exists that indicates it is probable a liability for our joint and several liability has been incurred. The par value of outstanding consolidated obligations for the FHLBs was $697 billion and $796 billion at September 30, 2011, and December 31, 2010. See Note 15 - Consolidated Obligations in our 2010 Form 10-K for a discussion of other commitments shown in the table above.

Other Commitments and Contingencies

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Pledged Collateral

We enter into bilateral collateral agreements and execute derivatives and other transactions with major banks and broker-dealers. As of September 30, 2011, we had pledged securities as collateral with a carrying value of $108 million to one derivative counterparty, of which none can be resold or repledged. We also pledged cash collateral of $1.2 billion as interest bearing deposits to our derivative counterparties with which we have a derivative liability position.

We also pledged securities as collateral with a carrying value of $1.3 billion to our counterparties related to our securities sold under agreements to repurchase. All $1.3 billion of these pledges can be sold or repledged. $800 million of securities sold under agreements to repurchase will mature in the 4th quarter of 2011 and the remaining $400 million will mature in the 1st quarter of 2012. Accordingly, these securities pledged are expected to decline as the securities sold under agreements to repurchase mature.

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

	September 30, 2011	December 31, 2010
Assets - Advances	$2,837	$629
Liabilities - Deposits	83	73
Equity - Capital Stock	408	99

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
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•
our ability to stabilize our capital base as we implement a new capital structure, including our ability to successfully convert our capital stock, whether we will receive regulatory approval to repurchase or redeem capital stock, our ability to meet required conditions to repurchase and redeem capital stock from our members (including maintaining compliance with our minimum regulatory capital requirements and determining that our financial condition is sound enough to support such repurchases), and the amount and timing of such repurchases or redemptions;

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

•
general economic and market conditions, including the timing and volume of market activity, inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets and the effects on, among other things, mortgage-backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability;

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

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations and the report to Congress by the Department of the Treasury and the U.S. Department of Housing and Urban Development on reforming America's Housing Finance Market; changes by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator;

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
For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 71 in this Form 10-Q and in our 2010 Form 10-K on page 19. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of and for the three months ended	September 30, 2011	June 30, 2011	March 31, 2011		December 31, 2010	September 30, 2010
Selected statements of condition data
Total investments [a]	$43,142	$40,560	$47,494		$46,239	$49,264
Advances	14,294	17,315	17,893		18,901	18,803
MPF Loans held in portfolio	15,246	16,114	16,998		18,327	20,166
Allowance for credit losses	(41)	(39)	(38)		(33)	(32)
Total assets	73,251	77,078	84,011		84,116	88,626

Discount notes	19,830	16,619	22,685		18,421	24,254
Bonds	45,880	52,535	53,534		57,849	55,077
Total consolidated obligations, net	65,710	69,154	76,219		76,270	79,331
Mandatorily redeemable capital stock	530	533	531		530	511
Capital stock	2,390	2,352	2,332		2,333	2,318
Total retained earnings	1,305	1,165	1,125		1,099	967
Accumulated other comprehensive income (loss)	(373)	(296)	(435)		(483)	(418)
Total capital	3,322	3,221	3,022		2,949	2,867

Other selected data at period end
MPF Xtra loans outstanding [b]	$6,652	$6,083	$5,877		$5,655	$4,819
Regulatory capital to assets ratio	6.86%	6.29%	5.94%		5.90%	5.41%
Market value of equity to book value of equity	92%	95%	92%		88%	81%
All FHLBs consolidated obligations outstanding (par)	$696,606	$727,475	$765,980		$796,374	$806,006
Number of members	766	764	761		775	779
Total employees (full and part time)	300	304	304		300	308
Total investments as a percent of total assets	59%	53%	57%		55%	56%
Advances as a percent of total assets	20%	22%	21%		22%	21%
MPF Loans as a percent of total assets	21%	21%	20%		22%	23%

Selected statements of income data
Net interest income before provision for credit losses	$134	$130	$125		$229	$213
Provision for credit losses	3	3	6		1	9
OTTI (loss), credit portion	(14)	(23)	(20)		(16)	(76)
Other non-interest gain (loss) excluding OTTI	75	(20)	(27)		16	59
Non-interest expense	36	29	36		49	28
Net income	141	41	26		132	117
Cash dividends	1	1	—	*	—	—

Selected annualized ratios and data
Return on average assets	0.75%	0.20%	0.12%		0.60%	0.52%
Return on average equity	17.45%	5.20%	3.54%		19.08%	17.61%
Average equity to average assets	4.31%	3.90%	3.38%		3.14%	2.97%
Non-interest expense to average assets	0.19%	0.14%	0.17%		0.22%	0.13%
Net yield on interest-earning assets	0.73%	0.65%	0.58%		1.05%	0.97%
Return on average Regulatory Capital spread to three month LIBOR index	13.28%	3.76%	7.67%		13.20%	12.14%
Dividend payout ratio [c]	0.41%	1.43%	2.22%		—%	—%

*	Less than $1 million

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF Xtra outstanding loans are not held on our Statement of Condition. MPF Xtra loans purchased from PFIs are concurrently sold to Fannie Mae. See MPF Program Design beginning on page 9 in our 2010 Form 10-K.

[c]	The dividend payout ratio in this table equals the dividends declared in the period divided by net income for that period.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Highlights

Our capital stock conversion plan has been approved by our regulator, the FHFA, and will become effective as of January 1, 2012. This milestone is critical to the strength of the cooperative by providing a foundation of stable capital. Subject to the FHFA's approval of the stock repurchase plan we intend to submit in December, and the satisfaction of certain conditions articulated in the plan, we plan to begin repurchasing excess stock of current and former members as expeditiously as possible following the effective date. This is an essential step in normalizing our relationships with our members and, over time, returning full liquidity to their investment in the Bank.
Third Quarter 2011 Financial Highlights

•
We recorded net income of $141 million for the third quarter of 2011 compared to net income of $117 million for the third quarter of 2010. Both quarters were characterized by hedging gains and significant advance prepayment fees from large members. Net interest income of $131 million was 36% lower than net interest income of $204 million in the third quarter of 2010 due to lower levels of prepayment fees and lower net interest income from reduced levels of interest-earning assets. A settlement of $14.5 million related to a dispute over some our private-label MBS increased other income. Credit-related OTTI charges on our private-label MBS portfolio were $14 million; we may experience additional credit-related OTTI charges in the future.

•
Advances outstanding at September 30, 2011, were $14.3 billion, 17% lower than the previous quarter-end level of $17.3 billion and 24% lower than the year-end 2010 level of $18.9 billion. During the third quarter, two large members paid down advances, one in conjunction with its merger. Our healthy members continue to report high levels of deposits on their balance sheets and slow growth, if any, in lending activity. Our challenged members continue to work to strengthen their capital positions by reducing borrowings. We have identified opportunities for increasing advances in certain scenarios and certain industry sectors shorter-term; we believe improved economic conditions will contribute to increases in advance levels over the long term.

•
MPF Loans held in portfolio at September 30, 2011, declined $3.1 billion (17%) to $15.2 billion from $18.3 billion at December 31, 2010. These reductions are a direct result of our 2008 decision not to add MPF Loans to our balance sheet.

•
Total investment securities were $40.5 billion at September 30, 2011, an increase of $1.5 billion (4%) over the $39.0 billion portfolio at December 31, 2010, principally due to increases in short-term investments which we believe have relatively low risk. However, the largest portion of the investment portfolio was acquired in prior years to create an income bridge to transition the primary business of the Bank to advances. This portfolio will decline over time as we are not currently purchasing longer-term asset classes and are positioning the balance sheet for reductions associated with anticipated repurchases and redemptions of capital stock after the conversion of our capital stock.

•	As a result of our net income during the first three quarters of 2011, our retained earnings grew $206 million to $1.3 billion at September 30, 2011, another indication of our financial strength.

•	We remain in compliance with all of our regulatory capital requirements.

Income Statement: Foundation for Consistent Net Interest Spread and Profitability
Net interest income for the third quarter of 2011 of $131 million includes $15 million in net prepayment fees and is in line with net interest income levels over recent quarters. Excluding the impact of advance prepayment fees, net interest income for the first three quarters of 2011 has ranged from $116 million to $122 million. Net income for the quarter was $141 million. We believe consistent net interest spread, close attention to non-interest expenses, and lower sensitivity to market movements will be the bases for a successful business model focused on advances.
Credit-related OTTI charges of $14 million in the third quarter of 2011 compared favorably with OTTI charges of $76 million in the third quarter of 2010. However, while we carefully analyze the impact of OTTI charges quarterly, we cannot predict the level of any future charges. We also recorded an increase in other income of $14.5 million related to the settlement of a dispute over some of our private-label MBS securities.
We recognized gains of $95 million on derivatives and hedging activities for the third quarter of 2011, compared to gains of $62 million in the third quarter of 2010, largely driven by the positive effect of the decrease in interest rates associated with our hedge positions. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in gains or losses from derivatives and hedging activities from quarter to quarter and year to year.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We have actively managed the components of non-interest expenses that we control. However, non-interest expenses increased to $36 million compared to $28 million for the third quarter of 2010, primarily due to severance pay and increased employee benefit expenses.
Balance Sheet: Reduction in Total Assets
Total assets at September 30, 2011, were $73.3 billion, down 13% from $84.1 billion at December 31, 2010. The smaller balance sheet reflects reductions in advances and the MPF Loan portfolio. Advances at September 30, 2011, were $14.3 billion, down from $18.9 billion at year-end 2010. Several factors continue to contribute to lower levels of advances, including loan demand in members' markets, relatively high deposits on members' balance sheets, and members' efforts to strengthen capital ratios. In addition, we have experienced several significant advances paydowns over the past year resulting from member mergers and resolutions. However, we are working to identify opportunities involving asset liability management and ongoing daily and short-term funding that will raise the profile of the Bank as a core provider of members' funding.
Total MPF Loans held in portfolio were $15.2 billion at the end of the third quarter of 2011, a reduction of $3.1 billion (17%) from December 31, 2010. We increased our MPF Loan loss allowance from $33 million at December 31, 2010, to $41 million, reflecting an increase in our nonperforming and impaired MPF Loan amounts. Despite the increase in the MPF Loan loss allowance, MPF Loans continue to have lower delinquency rates than the national average for conventional conforming mortgage loans.
The MPF Xtra product has proven to be popular with our members, as well as the members of the Federal Home Loan Banks of Boston, Des Moines, and Pittsburgh. Since the inception of the program in late 2008, 307 participating financial institutions System-wide have funded $8.3 billion in loans through September 30, 2011. MPF Xtra loan volume was $768 million program-wide and $494 million for the Bank during the third quarter of 2011. We are in the process of piloting a servicing-released option under the MPF Xtra product.

Retained earnings totaled $1.3 billion at the end of the third quarter of 2011, including $28 million of restricted retained earnings. As we announced in March 2011, the 12 FHLBs have worked together to develop a “System Capital Initiative” to set aside funds previously used to satisfy the Resolution Funding Corporation (REFCORP) obligation, which was satisfied in the second quarter. Each FHLB is required to allocate approximately 20% of its net income quarterly to a separate, restricted retained earnings account. Unlike the REFCORP assessments, however, the amounts allocated to this restricted account will not reduce our net income. As a result, net income available for contribution to the Affordable Housing Program will increase. The purpose of the restricted retained earnings account is to provide additional capital protection to absorb potential or unanticipated losses.
Summary and Outlook
We believe that the recent approval of the capital plan sets the stage for an important shift in the priorities of the Bank. For several years, we have presented our plans for remediating the Bank. Now that the Bank is financially strong, and our capital plan is about to be implemented, we can focus our energy on enhancing the value of Bank membership. While we demonstrated during the credit crisis that we are a critical source of contingent liquidity, it is essential to the future health of the cooperative that we also support members' short- and long-term funding by providing solutions that help members manage their liquidity and interest rate risk in conjunction with their strategic goals.
We plan to build the value of membership in the Bank, enhance our products and services, and contribute to the long-term financial strength of the cooperative by:

•	Providing members with short-term liquidity and long-term funding as integral components of their business strategies;

•	Generating consistent, profitable results while extending the benefits of our funding advantage to members;

•	Paying an appropriate dividend;

•	Maintaining our financial strength;

•	Simplifying the business model and operations of the Bank; and

•	Restoring full liquidity to members' capital stock over time through a stock repurchase plan we intend to submit in December to our regulator for approval.

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

The tables below detail certain components of net interest income before the provision for credit losses. It also details the increase or decrease in interest income and expense due to volume or rate variances. In this analysis, any material change due to the combined volume/rate variance has been allocated pro ratably to volume and rate. The calculation is based on a comparison of average balances and rates.

•
Average balances are computed using amortized cost balances. They do not include changes in fair value that are reflected as a component of AOCI, nor do they include the effect of OTTI related to non-credit losses. Nonaccrual MPF Loans held in portfolio are included in average balances used to determine the yield.

•
MPF Loan agent fee premium amortization expense was $4 million and $7 million for the three months ended September 30, 2011, and 2010, and $15 million and $21 million for the nine months ended September 30, 2011 and 2010.

•
Interest and effective yield/rate includes all components of interest, including net interest payments or receipts on derivatives, hedge accounting amortization, advance prepayment fees, and MPF credit enhancement fees. It includes the impact on net interest income related to prior hedging activities.

	September 30, 2011				September 30, 2010			Increase (decrease) in net interest due to
For the three months ended	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell	$4,812	$1		0.08%	$11,393	$6	0.21%	$(3)	$(2)	$(5)
Investments	38,938	309		3.17%	37,374	329	3.52%	14	(34)	(20)
Advances	14,277	68		1.91%	18,985	130	2.74%	(32)	(30)	(62)
MPF Loans held in portfolio	15,378	181		4.71%	20,450	235	4.60%	(58)	4	(54)
Total Interest Income on Assets	73,405	559		3.05%	88,202	700	3.17%	(79)	(62)	(141)

Deposits	701	—		—%	998	—	—%	—	—	—
Securities sold under agreements to repurchase	1,200	4		1.33%	1,200	4	1.33%	—	—	—
Consolidated obligation discount notes	15,530	88		2.27%	25,224	98	1.55%	(38)	28	(10)
Consolidated obligation bonds	51,913	318		2.45%	56,986	370	2.60%	(33)	(19)	(52)
Mandatorily redeemable capital stock	532	—	*	0.10%	496	—	—%	—	—	—
Subordinated notes	1,000	15		6.00%	1,000	15	6.00%	—	—	—
Total Interest Expense on Liabilities	70,876	425		2.40%	85,904	487	2.27%	(71)	9	(62)

Net yield on interest-earning assets	$73,405	$134		0.73%	$88,202	$213	0.97%	$(8)	$(71)	$(79)

*	Less than $1 million

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	September 30, 2011				September 30, 2010			Increase (decrease) in net interest due to
For the nine months ended	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell	$8,298	$7		0.11%	$9,466	$13	0.18%	$(2)	$(4)	$(6)
Investments	38,699	932		3.21%	35,966	957	3.55%	73	(98)	(25)
Advances	16,398	203		1.65%	20,672	361	2.33%	(75)	(83)	(158)
MPF Loans held in portfolio	16,246	572		4.69%	21,647	751	4.63%	(187)	8	(179)
Total Interest Income on Assets	79,641	1,714		2.87%	87,751	2,082	3.16%	(191)	(177)	(368)

Deposits	733	—		—%	916	—	—%	—	—	—
Securities sold under agreements to repurchase	1,200	13		1.44%	1,200	13	1.44%	—	—	—
Consolidated obligation discount notes	20,164	278		1.84%	22,482	289	1.71%	(30)	19	(11)
Consolidated obligation bonds	53,517	991		2.47%	59,450	1,189	2.67%	(119)	(79)	(198)
Mandatorily redeemable capital stock	531	—	*	0.10%	481	—	—%	—	—	—
Subordinated notes	1,000	43		5.73%	1,000	43	5.73%	—	—	—
Total Interest Expense on Liabilities	77,145	1,325		2.29%	85,529	1,534	2.39%	(149)	(60)	(209)

Net yield on interest-earning assets	$79,641	$389		0.65%	$87,751	$548	0.83%	$(42)	$(117)	$(159)

*	Less than $1 million

Net interest income throughout 2011 declined compared to the same period of 2010, mainly due to the following:

•
Interest income from advances declined primarily due to lower member demand for borrowings. Prepayment fees were also lower. As certain members' deposit levels have increased and other members have reduced the size of their balance sheets to shore up capital measures, the need for funding through the use of our advance products has declined. While we have experienced reduced demand for advances by members across our district, the majority of the reduction in our advances balance resulted from three large advance prepayments in 2011. Interest income from advances also declined as rates continued to decline in 2011.

•
Interest income from MPF Loans continued to decline during the first nine months of 2011 as a result of our 2008 decision to not add MPF Loans to our balance sheet, except for immaterial amounts of MPF Loans to support affordable housing.

•
The decline in interest income was partially offset by the reduction in interest expense on our consolidated obligations. This reduction corresponds to our reduced funding needs for advances, investments, and MPF Loans, which have led to lower outstanding balances of consolidated obligations during the year.

•
Net interest income also declined as a result of fair value and cash flow hedging activity. Specifically, the low interest rate environment resulted in negative net interest settlements attributable to open derivative hedging activity. The amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. See Note 9 - Derivatives and Hedging Activities for further details.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months		Nine months
For the periods ended September 30,	2011	2010	2011	2010
OTTI impairment charges, credit portion	$(14)	$(76)	$(57)	$(147)
Trading securities	(18)	(5)	(40)	(8)
Derivatives and hedging activities	95	62	77	28
Instruments held at fair value option	—	(1)	(13)	(9)
Early extinguishment of debt	(21)	—	(21)	—
Other, net
MPF Xtra and other MPF administration fees	2	3	7	6
All other	17	—	18	3
Total non-interest gain (loss)	$61	$(17)	$(29)	$(127)

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

We actively monitor the credit quality of our MBS. It is not possible to predict whether we will have additional OTTI charges in the future because that will depend on many factors, including economic, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities. See Note 5 - Investment Securities - Other-Than-Temporary Impairment section for a summary of the OTTI for the periods shown.

Trading Securities

Increased losses on trading securities in 2011 resulted mainly from recognizing acquisition premiums as part of the change in fair value attributable to certain trading securities acquired earlier in 2011. As these trading securities continue to approach par value over time, the related premiums will continue to be recognized as losses as part of the change in fair value until maturity or sale of the securities.

Derivatives and Hedging Activities

Non-interest gain (loss) also includes net gains or losses from derivatives and hedging activities and net gains or losses on derivatives economically hedging trading securities.

Fair Value and Cash Flow Hedges

•
$15 million of net ineffectiveness loss related to our fair value hedge accounting relationships was recognized for the nine months ending September 30, 2011. The loss resulted from the difference in interest rate sensitivities between the interest rate derivatives used as hedging instruments and the underlying hedged assets or liabilities. A $40 million gain related to our cash flow hedge accounting relationships was recognized for the period ending September 30, 2011, with $37 million of that amount relating to the recognition of previously deferred cash flow hedge adjustments as the result of the prepayment of certain variable-rate advances.

Economic Hedges

•
Economic hedges are hedges that do not receive hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During the first half of 2011, interest rate volatility declined, which resulted in a decrease in the value of options in the portfolio and a corresponding net loss on these derivatives. During the third quarter of 2011, interest rates decreased significantly which contributed to a net gain of $21 million on economic MPF Loan hedges for the nine months ended September 30, 2011. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedging expenses from quarter to quarter.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•
We elected the fair value option for a portion of our advances, consolidated obligation bonds and discount notes to economically hedge the interest rate risk associated with these instruments. The net gains of $13 million and $35 million for the three and nine months ending September 30, 2011 on economic hedges of our consolidated obligation bonds elected for the fair value option was caused mainly by interest received on these derivatives, which is recorded in derivatives and hedging activity.

Details on the impact of our derivative and hedging activities, which include hedge ineffectiveness and economic hedge activity, were as follows:

					Consolidated Obligation
	Advances		Investments	Mortgage Loans	Discount Notes	Bonds	Total
Three months ended September 30, 2011
Amortization/accretion of hedging activities	$(38)		$—	$(12)	$(5)	$(13)	$(68)
Net interest settlements	(29)		(36)	(1)	(80)	79	(67)
Total hedging activities recorded in net interest income	(67)		(36)	(13)	(85)	66	(135)

Fair value hedges	1		(12)	2	—	(5)	(14)
Cash flow hedges	25	[a]	—	—	1	—	26
Economic hedges	—		(2)	73	(1)	13	83
Total recorded in derivatives and hedging activities	26		(14)	75	—	8	95

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—		(16)	—	—	—	(16)
Instruments held under fair value option	—		—	—	—	—	—

Total net effect of hedging activities	$(41)		$(66)	$62	$(85)	$74	$(56)
Trading securities - unhedged	$—		$(2)	$—	$—	$—	$(2)

Three months ended September 30, 2010
Amortization/accretion of hedging activities	$8		$—	$(15)	$(5)	$(10)	$(22)
Net interest settlements	(54)		(27)	(3)	(79)	81	(82)
Total hedging activities recorded in net interest income	(46)		(27)	(18)	(84)	71	(104)

Fair value hedges	4		(4)	1	—	—	1
Cash flow hedges	—		—	—	2	—	2
Economic hedges	—		(2)	46	5	11	60
Total recorded in derivatives and hedging activities	4		(6)	47	7	11	63

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—		(3)	—	—	—	(3)
Instruments held under fair value option	—		—	—	(1)	—	(1)

Total net effect of hedging activities	$(42)		$(36)	$29	$(78)	$82	$(45)
Trading securities - unhedged	$—		$(2)	$—	$—	$—	$(2)

[a]
The increase in gains on derivatives and hedging activities related to advance cash flow hedging was due to the immediate recognition of previously deferred hedge adjustments as certain advances were prepaid during the period.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

					Consolidated Obligation
	Advances		Investments	Mortgage Loans	Discount Notes	Bonds	Total
Nine months ended September 30, 2011
Amortization/accretion of hedging activities	$(25)		$—	$(37)	$(15)	$(33)	$(110)
Net interest settlements	(115)		(103)	(6)	(241)	239	(226)
Total hedging activities recorded in net interest income	(140)		(103)	(43)	(256)	206	(336)

Fair value hedges	8		(14)	(6)	—	(3)	(15)
Cash flow hedges	37	[a]	—	—	3	—	40
Economic hedges	(1)		(4)	21	1	35	52
Total recorded in derivatives and hedging activities	44		(18)	15	4	32	77

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—		(35)	—	—	—	(35)
Instruments held under fair value option	—		—	—	—	(13)	(13)

Total net effect of hedging activities	$(96)		$(156)	$(28)	$(252)	$225	$(307)
Trading securities - unhedged	$—		$(5)	$—	$—	$—	$(5)

Nine months ended September 30, 2010
Amortization/accretion of hedging activities	$(8)		$—	$(19)	$(14)	$(30)	$(71)
Net interest settlements	(174)		(75)	(45)	(243)	279	(258)
Total hedging activities recorded in net interest income	(182)		(75)	(64)	(257)	249	(329)

Fair value hedges	10		(13)	—	—	—	(3)
Cash flow hedges	—		—	—	3	—	3
Economic hedges	—		(7)	(9)	8	37	29
Total recorded in derivatives and hedging activities	10		(20)	(9)	11	37	29

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—		(6)	—	—	—	(6)
Instruments held under fair value option	—		—	—	(2)	(7)	(9)

Total net effect of hedging activities	$(172)		$(101)	$(73)	$(248)	$279	$(315)
Trading securities - unhedged	$—		$(2)	$—	$—	$—	$(2)

[a]
The increase in gains on derivatives and hedging activities related to advance cash flow hedging was due to the immediate recognition of previously deferred hedge adjustments as certain advances were prepaid during the period.

Extinguishment of Debt

We incurred losses of $21 million in the third quarter related to extinguishing a portion of our outstanding consolidated obligation bonds. Our objective in regards to these extinguishments was to strengthen future net interest income by reducing a portion of our existing high cost debt. The extinguishments are funded with the excess cash received from certain interest earning assets that have matured or prepaid, and that are not expected to be replaced.

PLMBS Dispute Settlement

In July of 2011, we reached a settlement in connection with a dispute related to certain of our private-label MBS. The settlement was reached with a third party that is not a current defendant in the private label MBS litigation we filed in October, 2010. We received and recognized into other income the total settlement amount of $14.5 million in July.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months		Nine months
For the periods ended September 30,	2011	2010	2011	2010
Compensation and benefits, excluding pension plan	$16	$12	$40	$39
Pension plan expense	2	2	7	4
Total compensation and benefits	18	14	47	43
Other operating expenses	8	10	25	28
FHFA	2	2	8	3
Office of Finance	1	—	3	2
MPF Program expense	2	2	5	5
Real estate owned (REO) losses (gains), net of expenses	1	1	9	(1)
Other	4	(1)	4	2
Total non-interest expense	$36	$28	$101	$82

Our compensation and benefits costs (excluding pension plan expense) increased due to severance and other employee benefits accrued as we continued to streamline our operations. In addition, year-to-date our pension plan required additional funding to offset the increase in our plan liability resulting from the decline in interest rates and the reduced market performance of the multi-employer plan's assets.

Other operating expenses continued to decline from prior year levels as we continue to make progress on our long-term strategic objective to reduce non-interest expenses associated with items over which we have control. However, new systems, along with a capital lease related to our outsourced data center, resulted in new amortization and depreciation expense of software and equipment that partly offset these savings.

Other expenses over which we do not have direct control have increased. Our share of costs to fund the operations of the FHFA were higher due to increased operating expenses they are incurring, and a one-time allocation adjustment of $2 million in the first quarter of 2011. REO losses were incurred as a result of continued stress in the residential mortgage market impacting our MPF Loan portfolio, and we expect to recognize continued elevated REO losses for the foreseeable future until the general residential real estate market stabilizes. Other consists primarily of legal fees recognized in July of 2011 when we reached a settlement in connection with a dispute related to certain of our private-label MBS. The settlement received was recorded in non-interest gain (loss).

Assessments

In 1989, Congress established the Resolution Funding Corporation (REFCORP) as a vehicle to provide funding for the Resolution Trust Corporation to finance its efforts to resolve the savings and loan crisis. REFCORP issued approximately $30 billion of long-term bonds. The interest due on the REFCORP bonds is paid from several sources, including contributions from the FHLBs. Starting in 2000, the FHLBs have been contributing 20% of their annual net earnings toward the REFCORP interest payments. The FHLBs' payment obligation was to continue until the value of all payments made by the FHLBs to REFCORP equaled the value of a benchmark annuity of $300 million per year that commenced on the date that the REFCORP bonds had been issued and ended on the last maturity date for the REFCORP bonds, which is April 15, 2030. On August 5, 2011, the FHFA announced that it had determined that the payment made by the FHLBs on July 15, 2011 and recognized in our June 30, 2011 results, fully satisfied all their obligations to contribute toward the interest payments owed on bonds issued by REFCORP.
As further discussed in Joint Capital Enhancement Agreement with the Other FHLBs on page 56, starting in the third quarter of 2011, each FHLB will allocate 20% of its net income to a separate restricted retained earnings account until the balance of the account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter.

We will continue to fund the AHP program which is calculated as 10% percent of income before assessments, on an annualized basis. Losses in one quarter may be used to offset income in other quarters, but only within the same calendar year. Losses for an entire year can not be carried back or carried forward and used as a credit against other years. Adjustments to retained earnings for changes in accounting principles or guidance have no impact on our AHP expenses or accruals. Since AHP was previously calculated after the assessment for REFCORP which is no longer being assessed, the amounts assessed to AHP will be slightly higher going forward than before. Previously the effective rate for AHP after REFCORP was 8.16%.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2011	December 31, 2010
Cash and due from banks	$275	$282
Federal Funds sold and securities purchased under agreement to resell	2,610	7,243
Investment securities	40,532	38,996
Advances	14,294	18,901
MPF Loans held in portfolio, net	15,205	18,294
Other	335	400
Total assets	$73,251	$84,116

Consolidated obligation discount notes	$19,830	$18,421
Consolidated obligation bonds	45,880	57,849
Subordinated notes	1,000	1,000
Other	3,219	3,897
Total liabilities	69,929	81,167
Capital stock	2,390	2,333
Total retained earnings	1,305	1,099
Accumulated other comprehensive income (loss)	(373)	(483)
Total capital	3,322	2,949
Total liabilities and capital	$73,251	$84,116

Cash and due from banks, and Federal Funds sold and securities purchased under agreements to resell

Amounts held in cash and due from banks, and Federal Funds sold and securities purchased under agreements to resell will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt,

•	Liquidity requirements,

•	Counterparties available,

•	Collateral availability on securities purchased under agreements to resell.
Over the past year, overnight rates for Federal Funds sold and securities purchased under agreements to resell have trended downward and even have fallen below zero in some instances. In addition, the sovereign debt crisis has caused us to reduce our exposure to certain counterparties, which has led to a smaller position in Federal Funds sold and securities purchased under agreements to resell.
Investment Securities
The increase in investment securities occurred primarily in our trading portfolio. As securities in our held-to-maturity portfolio paid down or matured, we reinvested a portion of the proceeds in securities held in our trading portfolio to support our overall liquidity position. We also re-invested a portion of our balances in Federal Funds sold and securities purchased under agreements to resell into our trading portfolio. Our balance in available-for-sale securities was essentially unchanged from prior year end.
The largest portion of our investment portfolio was acquired to create an income bridge to transition our primary business to advances. In connection with the approval of our capital plan, the FHFA now requires that we obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 71. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we reposition our balance sheet for reductions associated with the expected eventual repurchases and redemptions of excess capital stock.

Advances

Advances continued to decline in the first nine months of 2011. Several factors continue to contribute to lower levels of advances, including loan demand in members' markets, relatively high deposits on members' balance sheets, and members' efforts to strengthen capital ratios. In addition, we have experienced several significant advances paydowns over the past year resulting from member mergers and resolutions.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•
On July 5, 2011, M&I Marshall & Ilsley Bank (M&I) merged with Harris National Association to become BMO Harris Bank N.A. and on the following day the entire $1.4 billion in outstanding advances to the former M&I entity was prepaid. Net prepayment fee income related to the prepayment of these advances was $8 million, which consisted of a gross prepayment fee of $48 million less $40 million of related offsetting fair value hedge adjustments. We also recognized approximately $25 million as income from derivatives and hedging activities in the same period as a result of the recognition of previously deferred cash flow hedge adjustments related to these prepaid advances. The former Harris National Association advances were not prepaid.

•
Bank of America, National Association (Bank of America) prepaid their entire advance balance outstanding in the second quarter. Their balance outstanding at December 31, 2010, and at the time of prepayment was $1.251 billion. Bank of America is not a member and assumed the outstanding advances as part of its acquisition of our former member LaSalle Bank, N.A.

•	Associated Bank, National Association has paid down $901 million in advances over the last nine months.

The following table sets forth the outstanding par amount of advances of the five largest current advance borrowers:

	As of September 30, 2011
BMO Harris Bank N.A.	$2,375	17%
State Farm Bank, F.S.B.	1,400	10%
Associated Bank, National Association	1,100	8%
Cole Taylor Bank	873	6%
Bankers Life and Casualty Company	750	5%
All other borrowers	7,577	54%
Total par value	$14,075	100%

MPF Loans Held in Portfolio, net

MPF Loans continue to pay down as we no longer are adding MPF Loans on our balance sheet. This is part of our overall business strategy to focus on our traditional role of providing advances to our members. Thus, the rate of decline in our MPF Loan balance is dependent on the speed at which borrowers prepay their mortgages.

The speed of prepayments during the first nine months of 2011 compared similarly for the same period in 2010. Though the mortgage rate environment has remained historically low, should market mortgage rates rise in future periods, we would expect prepayment rates to decline. If rates should fall further; however, we could expect additional prepayments to occur. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate movement.

The following table summarizes information related to our net premium (discount) and hedge accounting cumulative basis adjustments on MPF Loans. Most MPF Loans were typically purchased at a premium.

	September 30, 2011	September 30, 2010
For the three months ended
Net premium amortization	$4	$7
Net amortization of closed basis adjustments	12	15

For the nine months ended
Net premium amortization	$15	$21
Net amortization of closed basis adjustments	37	19

As of	September 30, 2011	December 31, 2010
Net premium balance on MPF Loans	$53	$67
Cumulative basis adjustments on MPF Loans [a]	44	50
Cumulative basis adjustments closed portion	116	151
MPF Loans, unpaid principal balance	15,028	18,056
Premium balance as a percent of MPF Loans	0.35%	0.37%

[a]	Includes hedge accounting adjustments in hedge relationships that are still outstanding and loan commitment basis adjustments.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources
Liquidity
For the period ending September 30, 2011, we have maintained a liquidity position in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors. Further, based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 47 in our 2010 Form 10-K for a detailed description of our liquidity requirements.
We use three different measures of liquidity as follows:
Overnight Liquidity – During 2011, our policy required us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of September 30, 2011, our overnight liquidity was $2.9 billion or 3.9% of assets, giving us an excess overnight liquidity of $328 million.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2011, we had excess liquidity of $10.9 billion to support member deposits.
Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $8.8 billion as of September 30, 2011.
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

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the nine months ended September 30, 2011, net cash provided (used) by operating activities was $(700) million. This resulted from net income adjusted for non-cash adjustments, primarily the gains/(losses) due to change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances and MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the nine months ended September 30, 2011, net cash provided (used) by investing activities was $11.7 billion. This resulted from a net decrease in short-term investments such as federal funds sold and securities purchased under agreements to resell, principal collected on advances and MPF Loans, and proceeds from the maturities, sales, and paydowns of investment securities.  Partially offsetting these cash inflows were purchases of investment securities.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the nine months ended September 30, 2011, net cash provided (used) in our financing activities was $(11.1) billion. This was primarily driven by net pay downs of our consolidated obligations.
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

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the nine months ended September 30,	2011	2010
Discount notes	$1,417	$2,120
Bonds	(12,326)	(3,691)
Total consolidated obligations	$(10,909)	$(1,571)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	September 30, 2011			December 31, 2010
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System (par)	$524,305	$172,301	$696,606	$601,896	$194,478	$796,374
FHLB Chicago as primary obligor (par)	45,952	19,836	65,788	58,275	18,432	76,707
As a percent of the FHLB System	9%	12%	9%	10%	9%	10%

Conditions in Financial Markets

The third quarter of 2011 was fraught with volatility and negative economic sentiment. In mid-July, the U.S. debt ceiling debate took center stage, with an agreement reached on August 2, 2011. While this calmed the markets temporarily, the following Friday, Standard and Poor's downgraded the U.S. Government's credit rating to AA+. This resulted in a downgrade of FHLB consolidated obligations as well. Although these recent credit rating actions have not yet had a material effect on the FHLBs' funding costs, uncertainty still remains regarding possible longer-term effects from these recent or future downgrades, as further discussed in Risk Factors on page 71.

Negative economic data and concerns about European sovereign and bank debt continued to weigh on the markets for the rest of the quarter. As indicators continued to exhibit U.S. economic weakness, the Federal Reserve stated at its August FOMC meeting that it would hold the Federal Funds rate near zero until at least mid-2013. The Two Year Treasury fell to a century low of 0.16 percent on September 19, 2011.

Further, on September 21, the Federal Reserve announced its much anticipated “Operation Twist” whereby the Federal Reserve plans to purchase longer-dated assets and sell shorter-dated assets. This latest round of quantitative easing will run through June 2012 as the Federal Reserve sells $400 billion in U.S. Treasury securities with maturities of three years or less and replaces them with U.S. Treasury securities with maturities of six to 30 years. The Federal Reserve also announced plans to reinvest holdings that mature from its Agency debt and MBS portfolios back into Agency MBS securities-instead of U.S. Treasury securities. The Ten Year Treasury proceeded to fall to a century low of 1.72 percent on September 22, 2011.

During the third quarter of 2011, FHLB System monthly bond volume averaged approximately $48 billion, up from a monthly average of almost $34 billion in the second quarter of 2011. While September's bond trading volume was more muted at $32 billion, August saw a surge in bond trading volume with almost $63 billion in trades, driven mainly by increased call activity and fears of a possible loss of liquidity due to the debt ceiling crisis and the impending downgrade noted above. The FHLB System priced $3 billion of a new two-year mandated Global bullet bond in July 2011 and reopened this offering for $1.25 billion in September 2011.

Although our discount notes outstanding increased by $3 billion to $19.3 billion at the end of the third quarter of 2011, our total consolidated obligations outstanding continued to decrease during the third quarter by almost $4.1 billion to $48.6 billion. As our assets continue to decrease, we expect our consolidated obligations outstanding to also decrease.

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

On July 15, 2011, S&P placed the AAA long-term credit rating on debt issues of the Federal Home Loan Bank System on CreditWatch with negative implications. S&P also placed the long-term AAA credit rating for 10 of the 12 individual Federal Home Loan Banks on CreditWatch with negative implications. These changes reflect S&P's placement of the long-term sovereign AAA credit rating of the United States of America on CreditWatch with negative implications in connection with continued Congressional debate on the debt ceiling and related fiscal policy issues. On August 5, 2011, S&P downgraded the long-term sovereign rating of the United States from AAA to AA+ and affirmed the A-1+ short-term rating. As a result, on August 8, 2011, S&P lowered its long-term issuer credit ratings on select government-related entities. Specifically, S&P lowered its long-term issuer credit ratings and related issue ratings on 10 of the 12 FHLBs and the senior debt issued by the FHLB System (i.e., System consolidated obligations) from AAA to AA+ with a negative outlook and removed the FHLBs and relevant debt issues from CreditWatch. The ratings of the Federal Home Loan Banks of Chicago and Seattle were not affected by this action (both had previously been rated AA+), although the outlook on our rating has been revised to negative. S&P continues to rate our long-term issuer credit as AA+ with a revised outlook of negative and rates our subordinated notes as AA-. S&P continues to rate the FHLB of Seattle's long-term issuer credit as AA+ with a negative outlook.

In accordance with the agreement on the debt ceiling, a joint select committee on deficit reduction was convened to form a proposal for a minimum of $1.5 trillion in deficit reduction measures in addition to the deficit reduction measures that have already been agreed to in connection with the agreement. These deficit reduction measures must be enacted by December 23, 2011, otherwise $1.2 trillion in spending cuts will automatically take effect. S&P or other rating agencies could determine to further downgrade the U.S. Government (and in turn, government-related entities, including the FHLBs) if this process results in weakened perceptions of the U.S. Government's commitment to satisfy its obligations or otherwise falls short of what the rating agencies believe is necessary for the U.S. Government to retain its current credit ratings.

For further discussion of how these rating actions impacted us, see Conditions in Financial Markets on page 52. For further discussion of how other ratings changes may impact us in the future, also see Risk Factors on page 71 and page 24 of the Risk Factors section of our 2010 Form 10-K.

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

GLB Act Requirements

We are required under the Gramm-Leach Bliley Act (GLB Act) to adopt a new capital plan. On September 30, 2011, we received approval from the FHFA to implement our new capital plan as of January 1, 2012. Under the new capital plan, our stock will consist of two sub-classes of stock, Class B-1 stock and Class B-2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions.

On January 1, 2012, most of the outstanding shares of our existing stock will automatically be exchanged for Class B-2 stock. “Activity-based” stock purchased since July 23, 2008 will be converted to Class B-1 stock to the extent it exceeds a member's capital stock “floor” (the amount of capital stock held by a member as of the close of business at July 23, 2008, plus any required increases related to annual membership stock recalculations).

Our capital plan provides that any member may opt out of the conversion and have its existing capital stock redeemed. However, we will remain subject to that portion of the C&D Order that restricts redemptions and repurchases of capital stock without prior approval of the Deputy Director, Division of FHLB Regulation of the FHFA (Deputy Director), other than certain permitted repurchases of Class B-1 stock above a member's capital stock “floor.” Because the Deputy Director has not approved any redemptions or repurchases of existing capital stock since April 24, 2008, we expect that all shares of existing capital stock will be exchanged for Class B stock on January 1, 2012.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Under the new capital plan, each member will be required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. A member's initial membership stock requirement is equal to the greater of 1% of the member's mortgage assets or $10,000, subject to a cap equal to 9.9% of the Bank's total capital stock outstanding as of the prior December 31. Each member's activity stock requirement is equal to 5% of the member's outstanding advances. Members' stock requirements will continue to be recalculated annually.

It is our goal to return full liquidity to our members' capital stock. In furtherance of this goal, and as required by the FHFA approval of our capital plan, we plan to submit a plan to the FHFA by December 16, 2011 to begin repurchasing capital stock classified as MRCS. In the plan submitted to the FHFA, we intend to include both MRCS of former members that is excess stock, as well as excess stock of members whose membership is scheduled to terminate after our capital plan becomes effective on January 1, 2012. We cannot predict whether the FHFA will approve our proposed repurchase plan, the quantities and timing for such repurchases, or whether the FHFA might require changes to the proposed plan as a condition for approval. Repurchases under the repurchase plan also will be subject to our review of certain criteria, including but not limited to, our financial condition.

For further details about how our new capital plan will impact our capital structure and certain of our member's rights, see the Capital Plan Information Statement attached as Exhibit 99.1 to our Form 8-K filed with the SEC on October 17, 2011.
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

As of September 30, 2011	Regulatory Capital Stock [d]		MRCS
BMO Harris Bank N.A. [a]	$312	11%	$—
Bank of America, National Association [b]	230	8%	230
One Mortgage Partners Corp.[c]	172	6%	—
PNC Bank, National Association [b]	146	5%	146
Associated Bank N.A.	121	4%	—
All other members	1,939	66%	154
Total	$2,920	100%	$530

	September 30, 2011	December 31, 2010
Capital stock	$2,390	$2,333
Total retained earnings	1,305	1,099
Accumulated other comprehensive income (loss)	(373)	(483)
Total GAAP capital	$3,322	$2,949

Regulatory capital stock	$2,920	$2,863
Designated Amount of subordinated notes [e]	800	1,000
Regulatory capital stock plus Designated Amount of subordinated notes	3,720	3,863
Total retained earnings	1,305	1,099
Regulatory capital plus Designated Amount of subordinated notes	$5,025	$4,962
Voluntary capital stock	$1,596	$1,415

[a]
On July 5, 2011, M&I Marshall & Ilsley Bank merged into Harris National Association and the name was changed to BMO Harris Bank National Association. This was an in-district merger, and no stock was reclassified to MRCS.

[b]	Former members merged into these out-of-district institutions, which are not eligible for membership. Their capital stock was reclassified to MRCS at the time of the merger.

[c]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

[d]	Regulatory capital stock includes MRCS.

[e]	See Note 11 - Subordinated Notes.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Components of total GAAP capital increased for the following reasons:

•	Capital stock increased from December 31, 2010, to September 30, 2011 primarily due to new member activity.

•	Total retained earnings increased due to our net income of $208 million less dividends paid of $2 million.

•
Our unrealized loss in AOCI decreased $110 million due to several factors. Our unrecognized gains on AFS securities increased $468 million for the nine months ended September 30, 2011. We also recorded accretion of $96 million from unrealized/unrecognized noncredit OTTI losses back to the carrying value on HTM securities. These unrecognized gains and accretion were partially offset by $453 million of unrecognized losses on our cash flow hedges due to market changes. For further details of the changes see Note 13 - Accumulated Other Comprehensive Income (Loss).

Under the terms of our C&D Order, our capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, require prior approval of the Deputy Director, except for repurchases of excess stock above a member's capital stock floor as described in Capital Resources - Current Capital Rules on page 51 of our 2010 Form 10-K. Prior to the expiration of the six month notice period for voluntary withdrawals, and upon request from merging members, we will submit a request to the Deputy Director to approve related capital stock redemptions. From April 24, 2008, through September 30, 2011, the Deputy Director has denied requests of 23 members to redeem capital stock totaling $53 million in connection with membership withdrawals and other terminations. Other financial institutions that withdrew from membership or had their membership terminated did not submit specific requests to have their capital stock redeemed. As discussed above, we plan to submit a plan to the FHFA to begin repurchasing certain excess stock after our new capital plan becomes effective, although we can not predict whether the FHFA will approve our repurchase plan, or the quantities and timing for such repurchases. Historical redemption requests may not be indicative of future redemption requests and also may not be indicative of the potential impact on our future capital position after we convert our capital stock and once the restriction on capital stock redemptions is lifted.

Retained Earnings & Dividends

Our retained earnings exceed our unrealized losses in AOCI by $932 million compared to $616 million at year-end 2010. However, credit deterioration may continue to negatively impact our private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 25 of the Risk Factors section of our 2010 Form 10-K.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Our Board of Directors paid cash dividends at an annualized rate of 0.10% in each quarter of 2011 to date based on the previous quarter's earnings. Total cash paid to shareholders for the nine months through September 30, 2011, was $2.114 million, of which $1.748 million was recorded as a dividend and $366 thousand was recorded as interest expense related to MRCS. On October 25, 2011, our Board also declared a cash dividend at an annualized rate of 0.10% per share based on our preliminary financial results for the third quarter of 2011. Although our Board's decision to restore a dividend considered the importance of sustaining a dividend, any future dividend determination by our Board will depend on future operating results and be reviewed in accordance with the Policy, as well as remain subject to prior written approval of the Deputy Director under the terms of the C&D Order.

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

The FHLBs amended their capital plans, or in our case, our capital plan submission, which was subsequently approved by the FHFA, to implement the provisions of the JCE Agreement. On August 5, 2011, the FHLBs also amended the JCE Agreement to reflect changes to the original JCE Agreement, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the JCE Agreement is terminated.

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

FHFA Rule on Investments

As discussed on page 76 in Legislative and Regulatory Developments of our Form 10-Q for the quarter ended June 30, 2011 and filed on August 9, 2011, the FHFA issued a final rule pertaining to FHLB investments which incorporates existing policy limitations on the FHLBs' MBS purchases and use of derivatives, effective June 20, 2011. In addition, the rule requires any FHLB that is not subject to FHFA's regulatory risk-based capital requirements to hold retained earnings plus a general allowance for losses as support for the credit risk of all investments that are not rated by a nationally recognized statistical rating organization or are rated or have a putative rating below the second highest credit rating. Since we are not subject to the risk-based capital rules in FHFA regulations until we implement our capital plan on January 1, 2012, we will be required to hold retained earnings in an amount equal to or greater than the outstanding balance of these investments multiplied by:

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

This more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 13.0% over the 3- to 9-month period beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0.0% to 1.9% in the first year, 0.0% to 2.0% in the second year, 1.0% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4.0% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year.

The stress test scenario and associated results do not represent our current expectations and should not be construed as a prediction of our future results, market conditions or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI assessment.

The following table shows what the impact to net income from credit-related OTTI charges would have been under this adverse scenario. Classifications of MBS as prime, Alt-A, or subprime are made at the time of purchase, and may differ from the current performance characteristics of the instrument.

	Actual			Adverse Scenario
As of September 30, 2011	# of Securities	Unpaid Principal Balance	Credit-Related OTTI	# of Securities	Unpaid Principal Balance	Credit-Related OTTI

Prime	7	$513	$(11)	19	$1,207	$(47)
Alt-A	—	—	—	4	126	(2)
Subprime	11	198	(3)	19	276	(11)
Total private-label MBS	18	$711	$(14)	42	$1,609	$(60)

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

However, we perform cash flow analyses on all our private-label MBS, impaired or not, for which underlying collateral data is available from our two independent model services. The classification (prime, Alt-A and subprime) is based on the classification within the model used to run the estimated cash flows for the CUSIP, which may differ from the classification at the time of origination.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the significant inputs for all our private-label MBS except for securities for which the underlying collateral data is not readily available, and were evaluated for OTTI using alternative procedures.

As of September 30, 2011		Prepayment Rates			Default Rates			Loss Severities			Current Credit Enhancement [a]
			Range %			Range %			Range %			Range %
	Unpaid Principal Balance	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High
2006	$920	8.1	5.5	10.1	27.9	12.9	51.7	50.0	43.5	55.6	3.8	0.0	14.8
2004 & prior	22	11.4	5.6	37.2	11.5	0.0	47.5	32.0	0.0	57.9	12.7	5.3	41.3
Total Prime	942	8.2	5.5	37.2	27.5	0.0	51.7	49.6	0.0	57.9	4.0	0.0	41.3

2006	809	5.9	3.6	7.2	60.0	38.8	80.2	50.9	45.6	63.3	4.2	0.0	9.6
2005	37	7.1	7.1	7.1	50.7	50.7	50.7	51.1	51.1	51.1	2.4	2.4	2.4
2004 & prior	3	7.2	5.0	8.6	35.4	25.9	56.0	34.9	26.3	43.1	27.6	22.4	66.0
Total Alt-A	849	6.0	3.6	8.6	59.5	25.9	80.2	50.8	26.3	63.3	4.2	0.0	66.0

2007	10	6.0	6.0	6.0	76.5	76.5	76.5	71.0	71.0	71.0	40.7	40.7	40.7
2006	994	5.5	4.0	8.6	77.4	25.9	88.3	71.6	26.3	80.3	25.5	-21.2	106.9
2005	77	5.0	2.7	6.6	78.1	63.8	90.7	67.7	62.4	72.4	48.0	14.7	83.0
2004 & prior	18	11.5	6.5	14.9	35.8	22.6	63.6	80.4	67.8	96.6	40.1	-7.6	100.0
Total Subprime	1,099	5.6	2.7	14.9	76.8	22.6	90.7	71.5	26.3	96.6	27.4	-21.2	106.9

Total	2,890	6.5	2.7	37.2	55.6	0.0	90.7	58.3	0.0	96.6	13.0	-21.2	106.9
Analyzed by alternative procedures	170
Total MBS	$3,060

[a]	A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

Fair Values – Sensitivity Analysis
For securities that were impaired during the current quarter, the fair value determined under the fair value methodology and the range in fair values we considered are as follows:

		Range of Pricing Service Values
As of September 30, 2011	Fair Value	Min	Max
2004 or earlier HTM - Nonrecurring	$—	$—	$—
2005 HTM - Nonrecurring	7	7	10
2006 HTM - Nonrecurring	52	45	64
Total	$59	$52	$74

Allowance for Credit Losses - Conventional MPF Loan Assumptions

The credit loss severity rate assumption is the largest driver of our allowance for credit losses. A base case rate assumption for the credit loss severity rate is calculated by allocating a portion of the total structural loss severity rate (which includes both credit losses and periodic expenses experienced over the previous 12 months by the Conventional MPF Loans Credit Enhancement Structure as described on page 71 in our 2010 Form 10-K) to the loss severity rate representative of only the amount of credit losses incurred. Our base case credit loss severity rate assumption is then adjusted, if appropriate, by examining the FHFA's Purchase-Only index, which we use to determine current housing price trends. An additional adjustment is made to the credit loss severity rate for impaired collateral dependent loans (see Note 10 - Allowance for Credit Losses on page F-26 in our 2010 Form 10-K) - that is, a percentage for estimated selling costs is factored into credit loss severity rate for impaired collateral dependent loans. As of September 30, 2011, our total structural loss severity rate for the MPF Loans Credit Enhancement Structure was 34.0%, which included a weighted average credit loss severity rate of 18.3% attributable to the MPF Loan pool and impaired collateral dependent loans. Comparable rates at December 31, 2010, were 27.0% and 14.6%. Also refer to MPF Loans on page 64 for further discussion.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Investment Securities

The carrying value of our investment securities portfolio by credit rating is shown in the following table:

As of September 30, 2011	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
Investment securities-
U.S, Government & other governmental related	$—	$7,300	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7,300
State or local housing agency	—	33	—	—	—	—	—	—	—	—	—	33
FFELP ABS	8,390	—	—	—	—	—	—	—	—	—	—	8,390
MBS:
GSE residential	—	18,546	—	—	—	—	—	—	—	—	—	18,546
Government-guaranteed residential	—	4,418	—	—	—	—	—	—	—	—	—	4,418
Private-label MBS residential	144	20	10	21	105	37	362	776	211	143	4	1,833
Private-label MBS commercial	12	—	—	—	—	—	—	—	—	—	—	12
Total investment securities	$8,546	$30,317	$10	$21	$105	$37	$362	$776	$211	$143	$4	$40,532

	A-1/P-1	A-2/P-2	A-3/P-3	Not Prime							Unrated	Carrying Value
Federal Funds sold and securities purchased under agreements to resell	$—	$800	$1,465	$95							$250	$2,610
Total investments	$8,546	$31,117	$1,475	$116	$105	$37	$362	$776	$211	$143	$254	$43,142

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following three tables present the unpaid principal balance and credit ratings of our private-label residential and commercial MBS by vintage year of issuance and by Prime, Alt-A, and Sub-prime. Except for immaterial amounts of fixed-rate, these MBS are variable rate securities.

Private-label MBS Prime	Residential				Commercial
	Vintage Year of Issue				Vintage Year of Issue
As of September 30, 2011	2006	2005	2004 and Prior	Total	2004 and Prior	Total MBS Prime
AAA	$—	$—	$142	$142	$12	$154
AA	—	—	16	16	—	16
A	—	—	5	5	—	5
BBB	—	—	2	2	—	2
Below investment grade	1,589	37	2	1,628	—	1,628
Unrated	—	—	—	—	—	—
Total unpaid principal balance outstanding	$1,589	$37	$167	$1,793	$12	$1,805

Amortized cost	$1,271	$29	$168	$1,468	$12	$1,480
Gross unrealized losses (incl. non-credit OTTI)	(326)	(6)	(2)	(334)	—	(334)
Gross unrealized gains	184	1	7	192	—	192
Fair value	$1,129	$24	$173	$1,326	$12	$1,338

Year-to-date OTTI:
Credit	$(33)	$(2)	$—	$(35)	$—	$(35)
Non-credit	(33)	(2)	—	(35)	—	(35)
Total OTTI	$—	$—	$—	$—	$—	$—

Weighted average percentage fair value to unpaid principal balance	71.1%	64.9%	103.6%	74.0%	100.0%	74.1%
Original weighted average credit support	11.7%	14.2%	3.8%	11.0%	22.9%	11.1%
Current weighted average credit support	4.2%	2.4%	10.4%	4.8%	36.4%	5.0%
Weighted average collateral delinquency	21.1%	24.5%	4.1%	19.6%	—%	19.5%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Alt-A	Vintage Year of Issue
As of September 30, 2011	2006	2004 and Prior	Total
AAA	$—	$—	$—
AA	—	—	—
A	—	—	—
BBB	—	1	1
Below investment grade	141	1	142
Unrated	—	—	—
Total unpaid principal balance outstanding	$141	$2	$143

Amortized cost	$92	$2	$94
Gross unrealized losses (incl. non-credit OTTI)	(25)	(1)	(26)
Gross unrealized gains	—	—	—
Fair value	$67	$1	$68

Year-to-date OTTI:
Credit	$(6)	$—	$(6)
Non-credit	(6)	—	(6)
Total OTTI	$—	$—	$—

Weighted average percentage fair value to unpaid principal balance	47.5%	50.0%	47.6%
Original weighted average credit support	17.9%	7.1%	17.8%
Current weighted average credit support	1.7%	22.9%	2.0%
Weighted average collateral delinquency	45.0%	20.2%	44.6%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Subprime	Vintage Year of Issue
As of September 30, 2011	2007	2006	2005	2004 and Prior	Total
AAA	$—	$—	$—	$1	$1
AA	—	1	1	3	5
A	—	—	2	4	6
BBB	—	13	—	6	19
Below investment grade	10	980	77	10	1,077
Unrated	—	—	—	4	4
Total unpaid principal balance outstanding	$10	$994	$80	$28	$1,112

Amortized cost	$9	$691	$72	$24	$796
Gross unrealized losses (incl. non-credit OTTI)	(2)	(162)	(9)	(4)	(177)
Gross unrealized gains	—	18	2	1	21
Fair value	$7	$547	$65	$21	$640

Year-to-date OTTI:
Credit	$—	$(15)	$(1)	$—	$(16)
Non-credit	—	(1)	1	—	—
Total OTTI	$—	$(14)	$(2)	$—	$(16)

Weighted average percentage fair value to unpaid principal balance	70.0%	55.0%	81.3%	75.0%	57.6%
Original weighted average credit support	23.0%	22.5%	22.1%	41.5%	23.0%
Current weighted average credit support	40.7%	25.5%	48.1%	41.5%	27.6%
Weighted average collateral delinquency	38.2%	41.0%	41.5%	18.7%	40.5%

The following table presents the components of amortized cost of our private-label MBS as of September 30, 2011.

Unpaid Principal Balance	Life-To-Date Credit Impairment	Other Adjustments [a]	Amortized Cost
$3,060	$(716)	$26	$2,370

[a]	Other Adjustments primarily consists of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Credit Products
We determine the maximum amount and term of the advances we will lend to a member by assessing the member’s creditworthiness and financial condition utilizing financial information available to us, including the quarterly reports members file with their regulators. Credit availability is also determined on the basis of the collateral pledged and we conduct periodic on-site collateral reviews to confirm the quality and quantity of collateral pledged. We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member's credit condition deteriorates). We refer to both members and former members as borrowers in the following disclosures. For further detail, see Credit Products starting on page 69 in our 2010 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the number of borrowers and credit outstanding to our borrowers by rating. Credit outstanding consists of outstanding advances, letters of credit, MPF credit enhancement obligations, member derivative exposures, and other obligations. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Effective March 31, 2011, we changed the calculation of collateral loan value to include the amount from lien caps we place on blanket 1-4 unit single family homes or on home equity lines of credit/junior liens. We revised the previously reported total collateral loan value for December 31, 2010, to be on a consistent basis.

	September 30, 2011					December 31, 2010
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	453	83%	$12,202	81%	$30,224	450	79%	$16,160	82%	$31,835
4	49	9%	1,410	9%	2,041	63	11%	1,634	8%	2,398
5	45	8%	1,435	10%	2,485	59	10%	2,074	10%	2,850
Other	1	—	2	—	4	1	—%	3	—%	2
Total	548	100%	$15,049	100%	$34,754	573	100%	$19,871	100%	$37,085

The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third party custodian on our behalf. The method by which a borrower reports collateral is dependent upon the collateral status to which it is assigned, as well as the type of collateral being pledged. We assign borrowers to a borrowing base (blanket-lien) status, listing-collateral status, or delivery-collateral status. Under a blanket lien status, a borrower may report collateral pledged under a summary borrowing base. For members or a class of collateral on listing status, the member must provide the Bank with loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly.

The following table describes the range of lending values, which we also refer to as collateral loan values, assigned to the types of collateral we accept for advances. Collateral loan values do not imply fair values. The table also shows the breakdown of pledged collateral from borrowers by underlying type as of September 30, 2011. We apply the margins below to the gross value reported by active borrowers, which is the market value for securities and the unpaid principal balance for other types of collateral, to determine a collateral loan value which represents the amount of funds we would be willing to lend against the related collateral.

As of September 30, 2011	Gross Value Reported by Borrowers	Margins Applied to Majority of Collateral	Collateral Loan Value	Average Effective Margin
Single-family mortgage loans	$38,043	28% - 82%	$27,084	71%
Multi-family mortgage loans	2,059	37% - 72%	1,237	60%
Cash, US government, and US Treasury securities	59	81% - 100%	59	100%
State and local government securities	235	81% - 92%	194	83%
GSE securities excluding MBS & CMO	631	88% - 97%	584	93%
GSE MBS & CMO securities	2,858	79% - 95%	2,652	93%
Private-label MBS & CMO securities	23	60% - 66%	14	61%
Community Financial Institutions [a]	979	29% - 78%	494	50%
Commercial real estate	294	40% - 40%	117	40%
Home equity loans and lines of credit	6,057	20% - 50%	2,319	38%
Total Collateral	$51,238		$34,754	68%

[a]	Community Financial Institutions are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

As a result of the collateral and other credit risk mitigation efforts, we have not recorded an allowance for credit losses on our advances or other credit products with our members as of the periods presented nor have we ever incurred a loss to date. We had 11 members placed into receivership by their regulator during the nine months ended September 30, 2011. The total advances outstanding for the institutions at the time of their failure were $170 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution.
In addition to providing advances, we also offer standby letters of credit to our members as discussed in Note 15 - Commitments and Contingencies. To secure these letters of credit, we require collateral as we do on advances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans

The term MPF Loans refers to conforming conventional and government fixed-rate mortgage loans primarily secured by one-to-four family residential properties with maturities from five to 30 years, or participations in such mortgage loans that are acquired under the MPF Program.

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

Except for the MPF Xtra product, we share the risk of credit losses on conventional MPF Loans with the PFI by structuring potential losses into layers with respect to each master commitment. See Conventional MPF Loans Credit Enhancement on page 71 of our 2010 Form 10-K.

We recorded a $12 million provision for the nine months ended September 30, 2011, for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates and increased loss severities. The provision also is consistent with the overall trend of our credit quality indicators.

For additional details on our allowance for credit losses see Note 8 - Allowance for Credit Losses. For loss severity trends that impact our estimates on our allowance for loan credit losses, please see Critical Accounting Policies and Estimates - Allowance for Credit Losses - Conventional MPF Loan Assumptions on page 58.

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

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. This exposure amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. At September 30, 2011, and December 31, 2010, our maximum credit risk as defined above was $178 million and $143 million. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

At September 30, 2011, we had four counterparties with notional derivative balances outstanding exceeding 10% of our total notional outstanding. These four counterparties accounted for 62% of the total. We had less than $1 million credit exposure to these counterparties after collateral.

See Note 9 - Derivatives and Hedging Activities for further details of our derivatives and hedging activities.

The following table summarizes our derivative counterparty credit exposure:

Counterparty Credit Rating as of September 30, 2011	Exposure at Fair Value	Cash Collateral Held	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
AA	$121	$92	$29	$28	$1
A	51	51	—	—	—
Total Counterparties	172	143	29	28	1
Member Institutions	6	—	6	—	6
Total derivatives	$178	$143	$35	$28	$7

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Our legislative and regulatory environment continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and Congress continues to debate proposals for housing finance and GSE reform.

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

New Requirements for our Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those we utilize to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.

Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposed rule, we would be a “category 2 entity” and would, therefore, have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on the CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, we expect that none of our swaps will be required to be cleared until the third quarter of 2012, at the earliest.

Collateral Requirement for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members (which we are currently negotiating) and additional documentation with our swap counterparties.
The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule, the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of our clearing member.  To the extent that the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.
Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk.

It is also unclear how the final rule will treat the call and put optionality in certain advances to our members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify which products will and will not be regulated as "swaps." While it is unlikely that advance transactions between our member customers and us will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products and intermediated derivatives to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation and minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low risk financial end users.” Pursuant to additional FHFA proposals, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making such trades more costly.

The CFTC has proposed a rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being promulgated under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. We would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the third quarter of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant" and "swap." These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant terms; or (2) December 31, 2011. The CFTC has recently proposed an amendment to this order that would extend the exemptions contained in the existing order until the earlier of (1) the effective date of the applicable final rules further defining the relevant terms; or (2) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the fourth quarter of 2011 or the first quarter of 2012, but it is not expected that such final regulations will become effective until the first or second quarter of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

Together with the other FHLBs, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBs. We are also working with the other FHLBs to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

FHFA Regulatory Actions

Home Affordable Refinance Program Changes. The FHFA, with Fannie Mae and Freddie Mac (Enterprises), have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage.  This program will continue to be available to borrowers with loans sold to the Enterprises on or before May 31, 2009 with current loan-to-value (LTV) ratios above 80 percent.  The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent LTV ceiling for fixed-rate mortgages backed by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for HARP until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009.

In the current interest rate environment, if the new refinancing program results in a significant number of prepayments on mortgage loans underlying our investments in agency MBS, our income could be reduced as we reinvest the proceeds at a lower rate of return. Our income could also decline if the FHFA requires us to offer a similar refinancing option for our MPF Loans held in portfolio. See Risk Factors on page 71.

Final Conservatorship/Receivership Rule. On June 20, 2011, the FHFA issued a final conservatorship and receivership rule for the FHLBs, effective July 20, 2011. The final rule addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the Federal Deposit Insurance Corporation (FDIC) receivership authorities). The rule clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The FHFA explained its general approach in adopting the final rule was to set out the basic general framework for conservatorships and receiverships.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Joint Regulatory Actions

Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators, including the Federal Reserve Board, have rescinded their regulations prohibiting paying interest on demand deposits, effective July 21, 2011. Our members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could contribute to their reduced funding needs from us.

Proposed Rule on the Financial Stability Oversight Council's (Oversight Council) Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board.  This notice rescinds the prior proposal on these designations and proposes a three-stage process that includes a framework for evaluating a nonbank financial company. Under the proposed designation process, the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for us, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in our case, consolidated obligations) issued. As of September 30, 2011, we had $73 billion in total assets and $66 billion in total outstanding consolidated obligations. If we are designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then our operations and business could be adversely impacted by additional costs and restrictions on our business activities resulting from such oversight. Comments on this proposed rule are due by December 19, 2011.

Housing Finance and GSE Reform

Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although the FHLBs are not the primary focus of this reform, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. GSE reform has not progressed significantly to date, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBs, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac.

The ultimate effects of housing finance and GSE reform or any other legislation, including any further legislation to address the debt limit or federal deficit, on the FHLBs is unknown at this time and will depend on the legislation, if any, that is finally enacted. See Legislative and Regulatory Developments on page 14 in our 2010 Form 10-K for additional discussion on pending legislative and regulatory developments.

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

Measurement of Market Risk Exposure

To measure our exposure, we discount the cash flows generated from modeling the terms and conditions of all interest rate-sensitive securities using current interest rates to determine their market values or spreads to the swap curve for securities where third party prices are used. This includes considering explicit and embedded options using a lattice model or Monte Carlo simulation. We estimate yield curve, option, and basis risk exposures by calculating the market value change in relation to various parallel changes in interest rates, implied volatility, prepayment speeds, spreads to the swap curve and mortgage rates.

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2011
Advances	$(3)	$1	$—	$(4)	$—
MPF Loans	(2)	(5)	(8)	(4)	2
Mortgage Backed Securities	(10)	(2)	(2)	(12)	1
Other interest earning assets	(2)	—	—	(6)	—
Interest-bearing liabilities	11	8	—	10	—
Derivatives	5	(4)	—	—	—
Total	$(1)	$(2)	$(10)	n/m	$3

As of December 31, 2010
Advances	$(3)	$3	$—	$(5)	$—
MPF Loans	(4)	(24)	(4)	(7)	3
Mortgage Backed Securities	(11)	(7)	(2)	(13)	1
Other interest earning assets	(1)	—	—	(6)	—
Interest-bearing liabilities	16	18	—	15	—
Derivatives	3	(7)	—	—	—
Total	$—	$(17)	$(6)	n/m	$4

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore are not additive. A total is not meaningful.

Yield curve risk – Change in market value for a one basis point parallel increase in the swap curve.
Option risk (implied volatility) – Change in market value for a one percent parallel increase in the swaption volatility.
Option risk (prepayment speeds) – Change in market value for a one percent increase in prepayment speeds.
Basis risk (spread to swap curve) – Change in market value for a one basis point parallel increase in the spread to the swap curve.
Basis risk (mortgage spread) – Change in market value for a one basis point increase in mortgage rates.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As of September 30, 2011, our sensitivity to changes in implied volatility was an expected $2 million loss. At December 31, 2010, our sensitivity to changes in implied volatility was an expected $17 million loss. These sensitivities are limited in that they do not incorporate other risks, including, but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the market value of assets. A positive duration gap indicates an exposure to rising interest rates. As of September 30, 2011, our duration gap was 1.3 months, compared to 0.0 months as of December 31, 2010.

As of September 30, 2011, our market value deficit (relative to book value) was $298 million, and our market-to-book value ratio was 92.3%. At December 31, 2010, our market value deficit was $421 million, and our market-to-book value ratio was 88%. These improvements were primarily due to favorable spread movements.

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

	September 30, 2011		December 31, 2010
Scenario as of	Change in Market Value of Equity	Limit	Change in Market Value of Equity	Limit
-200 bp	$202.8	$(185.0)	$ *	$(185.0)
-100 bp	121.7	(77.5)	*	(77.5)
-50 bp	72.5	(30.0)	*	(30.0)
-25 bp	31.1	(15.0)	0.7	(15.0)
+25 bp	(14.3)	(30.0)	2.0	(30.0)
+50 bp	(21.3)	(60.0)	2.0	(60.0)
+100 bp	(25.6)	(155.0)	(22.7)	(155.0)
+200 bp	(30.6)	(370.0)	(173.2)	(370.0)

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

Changes in Internal Control Over Financial Reporting

For the third quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART II

Item 1. Legal Proceedings

On October 15, 2010, the Bank instituted litigation relating to sixty-four private label MBS bonds purchased by the Bank in an aggregate original principal amount of approximately $4.29 billion. The Bank's complaints assert claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, negligent misrepresentation, market manipulation, untrue or misleading statements in registration statements, controlling person liability, and rescission of contract. In these actions, the Bank seeks the remedies of rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date) and recovery of reasonable attorneys' fees and costs of suit. The litigation was brought in state court in the states of Washington, California, and Illinois.

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, , N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. Bank of America, N.A., which is affiliated with Bank of America Corporation and is a defendant in the Illinois action, held approximately 8% of the Bank's capital stock as of September 30, 2011, as a result of its prior merger with LaSalle Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held approximately 6% of the Bank's capital stock as of September 30, 2011. PNC Bank, National Association, which is affiliated with PNC Investments LLC but is not a defendant in these actions, held approximately 5% of the Bank's capital stock as of September 30, 2011, as a result of prior mergers involving our former member, MidAmerica Bank, FSB.
In the Washington action, defendants filed a motion to dismiss on March 4, 2011, which was denied in its entirety on June 17, 2011. The action is proceeding in discovery. In the Illinois action, defendants' motions to dismiss are pending. In the California action, briefing on defendants' motion to dismiss will begin this fall.

The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 19 in our 2010 Form 10-K, on page 82 in our March 31, 2011 Form 10-Q, and on page 81 in our June 30, 2011 Form 10-Q, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Our results of operations and financial condition may be adversely impacted by the requirement that we obtain FHFA approval for certain new longer-term investments.

In connection with the approval of our capital plan, the FHFA now requires that we obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. We do not forecast our MBS and advances to be at these levels in the near term, so we expect to remain subject to FHFA approval for investments with maturities over 270 days for the foreseeable future. To the extent that we are not able to invest in these assets going forward, and invest in lower yielding shorter term investments, we may experience reduced net interest income, which may negatively impact our results of operations and financial condition.

Our funding costs and/or access to the capital markets and demand for certain Bank products could be adversely impacted by any downgrade of the U.S. Government's credit ratings.

As discussed under Credit Ratings on page 53, S&P has lowered its long-term issuer credit ratings and related issue ratings on 10 of the 12 FHLBs and the senior debt issued by the FHLB System (i.e., System consolidated obligations) from AAA to AA+ with a negative outlook. S&P has indicated that any further downgrade of the U.S. Government's credit ratings is likely to be followed by a similar downgrade of FHLB credit ratings as well.  Further downgrades of the U.S. Government (and in turn, the FHLBs) are possible, particularly if the process of identifying deficit reduction measures results in weakened perceptions of the U.S. Government's commitment to satisfy its obligations or otherwise falls short of what the rating agencies believe is necessary for the U.S. Government to retain its current credit ratings. The recent downgrade by S&P and any future downgrades, could

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

result in higher FHLB funding costs and/or disruptions in access to the capital markets. Any reduction in our individual Bank ratings would also trigger additional collateral posting requirements under certain of our derivative instruments. Further, member demand for certain of the Bank's products, such as letters of credit, is influenced by our credit rating and a downgrade of our credit rating could weaken member demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

Our results of operations and financial condition may be adversely impacted by the Federal Reserve's measures intended to depress interest rates.

As discussed in Conditions in Financial Markets on page 52, the Federal Reserve has taken several measures intended to depress short-term and longer-term interest rates. These measures could adversely impact us in various ways, including through lower market yields on investments and faster prepayments on our investments with associated reinvestment risk given current limitations on our investments as discussed above.  Our net interest income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized without being offset by any potential beneficial impacts of these measures.

Government measures to help borrowers refinance home mortgages and student loans may adversely impact the value of the assets we hold and our results of operations and financial condition.

As discussed in Legislative and Regulatory Developments on page 66, the FHFA, along with Fannie Mae and Freddie Mac, have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. In the current interest rate environment, if this new refinancing program results in a significant number of prepayments on mortgage loans underlying our investments in agency MBS, our income could be reduced as we reinvest the proceeds at a lower rate of return. Our income could also decline if the FHFA requires us to offer a similar refinancing option for our MPF Loans held in portfolio.

In addition, there have been recent initiatives, such as the Department of Education's Income-Based Repayment Plan, to help borrowers repay or consolidate student loans. To the extent that such current or future initiatives result in a significant number of prepayments on FFELP ABS, our income could be reduced as we reinvest the proceeds at a lower rate of return.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
None.

Item 4. (Removed and Reserved)

Item 5. Other Information
None.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 6. Exhibits

10.1	Joint Capital Enhancement Agreement, as amended August 5, 2011[1]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

[1]	Filed with our 8-K Current Report on August 5, 2011

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

HARP: Home Affordable Refinance Program

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 7, 2011	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date:	November 7, 2011	(Principal Financial Officer and Principal Accounting Officer)

S-1