Form 10-K
period 2011-12-31
Federal Home Loan Bank of Chicago
filed 2012-03-16
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Class B Capital stock, par value $100 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2011, the aggregate par value of the stock held by current and former members was approximately $2,885,138,543. As of February 29, 2012, including mandatorily redeemable capital stock, registrant had 19,101,537 total outstanding shares of Class B Capital Stock.

FEDERAL HOME LOAN BANK OF CHICAGO

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART I

Item 1. Business

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

A Glossary of Terms can be found on page 124.

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

We entered into a Consent Cease and Desist Order with the Federal Housing Finance Board (Finance Board) on October 10, 2007 and an amendment thereto as of July 24, 2008 (collectively, the C&D Order). For information regarding our C&D Order, see Note 16 - Regulatory Actions to the financial statements.

As of December 31, 2011, we had 290 full time and 6 part time employees.

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

[a]	Unless otherwise specified, references to we, us, our and the Bank are to the Federal Home Loan Bank of Chicago.

[b]	“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “Downpayment Plus” are registered trademarks of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2011				December 31, 2010
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	384	209	593	78%	399	213	612	79%
Thrifts	77	32	109	14%	79	33	112	14%
Credit unions	22	26	48	6%	17	20	37	5%
Insurance companies	12	4	16	2%	11	3	14	2%
Community Development Financial Institution [a]	1	—	1	—%	—	—	—	—%
Total	496	271	767	100%	506	269	775	100%

[a]	Community Development Financial Institutions became eligible for membership in 2010.

The following table presents the concentration of our members by asset size:

As of December 31,	2011	2010
Member Asset Size:
Less than $100 million	33%	33%
$100 million to $1 billion	59%	59%
Excess of $1 billion	8%	8%
Total	100%	100%

Our total number of member institutions declined by 8 financial institutions in 2011. We lost 20 members due to mergers or acquisitions, of which 18 members merged with or were acquired by other members in our district and two members were acquired by out-of-district institutions. In addition, 10 members were placed into receivership by their regulator. We added 22 new members in 2011 as follows: 12 credit unions, seven commercial banks, two insurance companies, and one community development financial institution.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents by type of institution the outstanding advances and capital stock holdings of our members and former members. The former members have withdrawn from membership or have merged with out-of-district institutions, but continue to hold capital stock. Capital stock may not be redeemed without the approval of our regulator, as discussed in Consent Cease and Desist Order on page 17. With regulator approval we repurchased excess capital stock of $500 million on February 15, 2012. See Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

	December 31, 2011				December 31, 2010
	Advances		Capital Stock		Advances		Capital Stock
Members
Commercial banks	$10,395		$1,512		$12,073		$1,460
Thrifts	3,463		538		4,063		543
Credit unions	360		125		360		106
Insurance companies	819		227		808		224
Community Development Financial Institutions	—		—	*	—		—
Members total	15,037		2,402		17,304		2,333
Former members	53		4		1,367		530
Total at par	15,090		2,406		18,671		2,863
Adjustments	201	[a]	(4)	[b]	230	[a]	(530)	[b]
Balance on the statements of condition	$15,291		$2,402		$18,901		$2,333
*        Less than $1 million
a        Hedging and fair value option adjustments.

[b]	Mandatorily redeemable capital stock classified as a liability.

In December 2011, prior to our conversion to our new Capital Plan, we redeemed $527 million of mandatorily redeemable capital stock (MRCS) for excess capital stock owned by 47 former members of the Bank that was not required to support outstanding obligations. For details on the implementation of our new Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

For a discussion of how regulatory actions affect redemption of our capital stock and may impact future membership trends, see Risk Factors on page 24.

For 2011 and 2010, 80% and 79% of our total number of members used one or more of our credit products such as advances or the MPF Program at any point during the year.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Product Offerings and Business Activities

Advances

We provide credit to members principally in the form of secured loans, called advances. Our advances to members:

•	serve as a source of funding and liquidity;

•	provide members with asset-liability management capabilities;

•	provide interim funding for those members that choose to sell or securitize their mortgages;

•	support residential mortgages held in member portfolios;

•	support important housing markets, including those focused on very low-, low-, and moderate-income households; and

•	provide funds to member community financial institutions (CFI) for secured loans to small businesses, small farms, small agri-businesses, and community development activities.

We are permitted to make advances to non-member eligible housing associates pursuant to the FHLB Act, if they are mortgagees approved under Title II of the National Housing Act who meet certain other requirements. At December 31, 2011 and 2010 we did not have any advances outstanding to non-member housing associates.

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

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Credit Products on page 79.

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

•	Putable Advances: We issue putable, fixed- and floating-rate advances in which we have the right to terminate the advance at predetermined exercise dates at par.

•	Callable Advances: We issue callable, fixed-rate advances in which members have the right to prepay the advance on predetermined call dates without incurring prepayment or termination fees.

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

We awarded AHP competitive subsidies of $24 million and $5 million for the years ended December 31, 2011 and 2010 for projects designed to provide housing to 4,372 and 1,090 households. Amounts accrued, but not awarded, are recorded as a liability on our statements of condition.

The Downpayment Plus® Program (part of the AHP), in partnership with our members, assists primarily first-time home buyers with down payment and closing cost requirements. During the years ended December 31, 2011 and 2010, $10 million and $2 million were awarded through Downpayment Plus for both years, to assist 1,315 and 613 very low-, low-, and moderate-income homebuyers. These amounts were in addition to the AHP competitive subsidies noted above.

By regulation, we are required to allocate 10% of our income before assessments to fund AHP. During 2012, we anticipate having $10 million available for Downpayment Plus and approximately $20 million available in grants through AHP. In addition, in December 2011, our Board of Directors approved a plan to supplement our current affordable housing and community investment programs with $50 million in additional funds to be used to promote affordable housing and economic development in our district. We are in the process of developing the framework for the use of these funds, which we expect to be deployed by the end of 2014. This program will be in addition to our other community investment programs in 2012, 2013 and 2014. To fund this initiative, we recognized a one-time charge to fourth quarter 2011 income of $50 million, as further discussed in Note 13 - Affordable Housing Program (AHP) to the financial statements.

Community Investment Program (CIP)/Community Economic Development Advance (CEDA) Program - We offer two programs where members may apply for advances to support affordable housing development or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, new roads and bridges, agriculture and farm activities, public facilities and infrastructure, and small businesses. For the years ended December 31, 2011 and 2010, we had $589 million and $811 million respectively, in advances outstanding under the CIP and CEDA programs.

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

The availability of alternative funding sources influences the demand for our advances and can vary as a result of a number of factors, such as market conditions, products, members' creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members (which include the rates we charge, required capital stock purchases, and any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members' specific requests on a timely basis.

During 2011, members continued to experience lower loan demand in their markets and high levels of customer deposits. During the recent financial crisis, our members had access to an expanded range of temporary liquidity facilities initiated by the U.S. government to support the financial markets. Although several of these temporary government programs expired prior to 2011, our competitive environment continues to be impacted by the Federal Reserve’s low interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their core financing. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 24.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight and short-term Federal Funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions. Our longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from Moody's Investors Service (Moody's), Standard and Poor's Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the carrying value and ratings of these securities, see Investments in the Credit Risk section on page 72. Securities issued by GSEs are not guaranteed by the United States government. GSE consists of Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation.

After our 2008 decision not to add mortgage loans to our balance sheet, with certain limited exceptions, the FHFA temporarily waived our regulatory investment limitations (discussed below), to permit us to reinvest a portion of the proceeds from prepayments and maturities of our mortgage assets to purchase MBS issued by GSEs. In addition, the FHFA approved our purchase of FFELP student loan ABS. We believe all these investments have lower credit-risk and are simpler to hedge. We completed our asset replacement strategy in 2010 and this temporary investment authority has expired for new investments, although we are permitted to continue to hold existing investments. Through our asset replacement strategy, we created an "income bridge" to transition our primary business to advances. In connection with the approval of our Capital Plan, the FHFA now requires, and our Board has resolved, that we obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 24. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we reposition our balance sheet for reductions associated with repurchases and redemptions of excess capital stock.

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

•	interest-only or principal-only stripped securities;

•	residual-interest or interest-accrual classes of securities;

•
fixed-rate MBS or eligible ABS, or floating-rate MBS or eligible ABS, that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points; and

•	non-United States dollar-denominated securities.

FHFA regulations further limit our investment in MBS and ABS by requiring that their total carrying value may not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. We no longer include a Designated Amount of the outstanding principal balance of our subordinated notes in the calculation of this limitation after we converted our capital stock as of January 1, 2012, as more fully described in Note 15 - Subordinated Notes to the financial statements. In addition, we remain subject to an overall cap on MBS and related investments purchased pursuant to the 300% of regulatory capital limitation (excluding certain Agency MBS discussed below) so that these investments may not exceed $13.563 billion.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The Finance Board adopted a resolution temporarily allowing FHLBs to increase their investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae or Freddie Mac (Agency MBS) by an additional 300% of regulatory capital. Although this expanded authority expired March 31, 2010, we are permitted to hold these investments until they mature or are sold. As of December 31, 2011, we held total MBS investments of $24.2 billion.

Derivative Activities

We engage in most of our derivatives transactions with major broker-dealers as part of our interest rate risk management and hedging strategies, as further discussed in Hedge Objectives and Strategies on page 87. During 2010, we also offered our smaller members access to the derivatives market by entering into interest rate derivatives directly with them. As of January 1, 2011, we suspended derivatives offerings to our members as a result of certain legislative developments, as further discussed in Dodd-Frank Act on page 17.

The FHFA's regulations and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Quantitative and Qualitative Disclosures about Market Risk on page 87.

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, and other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see Liquidity on page 55.

Standby Letters of Credit

We provide members with standby letters of credit to support certain obligations to third parties. Members may use our standby letters of credit to facilitate residential housing finance, community lending, and to achieve liquidity and asset-liability management purposes. Our underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. For details on our standby letters of credit see Note 21 - Commitments and Contingencies to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Mortgage Partnership Finance® Program

Introduction

We developed the MPF® Program to allow us to invest in mortgages to help fulfill our housing mission and provide an additional source of liquidity to our members. The MPF Program is a secondary mortgage market structure under which we acquired and funded eligible mortgage loans from or through PFIs, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (collectively MPF Loans). MPF Loans are conforming conventional and Government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging up to 30 years or participations in such mortgage loans.

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

In order for conventional MPF Loans to meet the FHFA Acquired Member Assets (AMA) regulation requirements, we developed MPF Loan products for sharing the credit risk from MPF Loans with PFIs. MPF Government Loans also qualify as AMA and are insured or guaranteed by one of the following government agencies: the Federal Housing Administration (FHA); the Department of Veterans Affairs (VA); RHS; or HUD.

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

PFI Responsibilities

For conventional MPF Loan products excluding the MPF Xtra product, PFIs assume or retain a portion of the credit risk on the MPF Loans acquired by an MPF Bank by providing credit enhancement (CE Amount) which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). Each MPF Loan delivered by a PFI is linked to a master commitment so that the cumulative CE Amount, if applicable, can be determined for each master commitment. The PFI's CE Amount covers losses for conventional MPF Loans under a master commitment in excess of the MPF Bank's first loss account (FLA). The FLA is a memo account used to track the MPF Bank's exposure to losses until the CE Amount is available to cover losses. PFIs are paid a CE Fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance-based. See MPF Risk Sharing Structure in Note 9 - Allowance for Credit Losses to the financial statements for a detailed discussion of the credit enhancement and risk sharing arrangements for the portfolio conventional MPF products.

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

Mortgage Standards

PFIs are required to deliver mortgage loans that meet the underwriting and eligibility requirements in the MPF Guides, which previously had been amended for certain PFIs by waivers that exempt a PFI from complying with specified provisions of the MPF Guides. The underwriting and eligibility guidelines in the MPF Guides applicable to the conventional MPF Loans in our portfolio are broadly summarized as follows:

•
Mortgage characteristics. MPF Loans must be qualifying conforming conventional, fixed-rate, up to 30 years fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single-unit second homes. MPF Loans may not exceed conforming loan size limits in effect at the time they are acquired.

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

Ineligible Mortgage Loans. The following types of mortgage loans are not eligible for delivery under the MPF Program:
(1) mortgage loans which must be excluded from securities rated by S&P; (2) mortgage loans not meeting the MPF Program eligibility requirements as set forth in the MPF Guides and agreements; and (3) mortgage loans that are classified as high cost, high rate, or Home Ownership and Equity Protection Act loans, or loans in similar categories defined under predatory lending or abusive lending laws.

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

MPF Products

Six MPF Loan products have been developed to meet the differing needs of PFIs. In 2008, we stopped acquiring MPF Loans for investment under the Original MPF, MPF 100, MPF 125, and MPF Plus products. We currently only acquire MPF Loans under these products when we sell a 100% participation interest to another MPF Bank or an immaterial amount of MPF Loans under the MPF Government product. We also acquire MPF Loans for concurrent sale to Fannie Mae under the MPF Xtra product. The products have different risk-sharing characteristics depending upon the amount of the FLA, the CE Amount, and whether the CE Fees are fixed, performance-based, or both, or whether the MPF Loans are insured or guaranteed by a government agency or sold to Fannie Mae.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following is an MPF Product Comparison Table:

Product Name	First Loss Account Size	PFI Credit Enhancement Description	Average CE Amount [a]	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [b]	Servicing Fee Retained by PFI
Original MPF	3 to 6 basis points/added each year based on the unpaid balance	Equivalent to AA	2.02%	7 to 11 basis points/year - paid monthly	No	25 basis points/year
MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	1.55%	7 to 10 basis points/year - paid monthly; performance-based after 2 or 3 years	Yes - After first 2 to 3 years	25 basis points/year
MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	1.99%	7 to 10 basis points/year - paid monthly; performance-based	Yes	25 basis points/year
MPF Plus	An agreed upon amount not less than expected losses	0-20 bps after FLA and SMI to AA	1.93%	13-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year
MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	N/A	44 basis points/year plus 2 basis points/year [c]
MPF Xtra [d]	N/A	N/A	N/A	N/A	N/A	25 basis points/year

[a]	Average CE Amount varies by MPF Bank. The amounts shown here are for the FHLB of Chicago only.

[b]	Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.

[c]
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

[d]	MPF Loans acquired under the MPF Xtra product are concurrently sold to Fannie Mae and are not retained in our portfolio.

See Note 9 - Allowance for Credit Losses to the financial statements for a detailed discussion of the credit enhancement and risk sharing arrangements of the various MPF products.

MPF Loan Participations

At December 31, 2011 and 2010, 60% and 59% of the total unpaid principal balance of MPF Loans we own represents participations in MPF Loans acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the participation percentages in MPF Loans may vary by each master commitment, by agreement of the MPF Bank selling the participation interests (the Owner Bank), us in our role as MPF Provider, and other MPF Banks purchasing a participation interest. As with any PFI member, an Owner Bank remains responsible for monitoring creditworthiness and pledged collateral and for enforcement of the PFI Agreement.

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

As the servicer of MPF Loans, the PFI is responsible for collecting the borrower's monthly payments and otherwise interacting with the borrower with respect to the MPF Loan and the mortgaged property. In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay provided the collateral securing the MPF Loan is sufficient to reimburse the PFI for advanced amounts. Appropriate amounts are withdrawn from the PFI's deposit account with the applicable MPF Bank on a monthly basis.

If an MPF Loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF Guides permit certain types of forbearance plans. Upon any MPF Loan becoming 90 days or more delinquent, our services provider monitors and reviews the PFI's default management activities for that MPF Loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF Guides; though for the MPF Xtra product, the PFI must also comply with Fannie Mae's delinquency servicing requirements.

Upon liquidation of any MPF Loan and submission of each realized loss calculation from the PFI, our services provider reviews the realized loss calculation for conformity with the PMI and SMI requirements, if applicable, and conformity to the cost and timeliness standards of the MPF Guides. The services provider adjusts the amount of any servicing advances claimed by a PFI by an amount equal to losses arising from the PFI's failure to perform in accordance with the MPF Guides, and in the case of the MPF Xtra product, in accordance with Fannie Mae's servicing requirements.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The MPF Provider monitors the PFI's compliance with MPF Program requirements throughout the servicing process, and brings any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI's servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Funding

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additional funds are provided by deposits, other borrowings, subordinated debt, and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from issuance. Consolidated obligations are issued to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the United States government. See Funding on page 56 for further discussion.

Subordinated Debt

No FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of 10-year subordinated notes in 2006. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than us. For further discussion of our subordinated notes, see Note 15 - Subordinated Notes to the financial statements.

Competition

We compete with the United States government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic and global debt markets.

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. As financial markets continued to recover from the recent financial crisis, investor demand during 2011 continued to be impacted by persistent weakness in the U.S. economy and financial conditions overseas.

U.S. government responses to the recent financial crisis and economic recession have recently increased our competition for funding. Furthermore, to the extent that investors perceive Fannie Mae and Freddie Mac or other issuers as having a higher level of government support, their debt securities may be more attractive to investors than FHLB System debt. For further discussion of market conditions and actions by the U.S. government and their potential impact on us, see Risk Factors on page 24 and Funding on page 56.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Oversight, Audits, and Legislative and Regulatory Developments

Regulatory Oversight

The FHLBs were regulated by the Federal Housing Finance Board (Finance Board), an independent federal agency, through July 29, 2008. With the enactment of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (FHFA) was established and became the new federal regulator of the FHLBs, effective July 30, 2008. The Finance Board was merged into the FHFA on October 27, 2008. We remain subject to existing regulations, orders, determinations, and resolutions until new ones are issued or made.

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

Consent Cease and Desist Order

At the request of the Finance Board, on October 10, 2007, we entered into a Consent Cease and Desist Order with the Finance Board, which was subsequently amended on July 24, 2008 (the Consent Cease and Desist Order, as amended, is hereinafter referred to as the C&D Order). For a further description of the C&D Order, see Note 16 - Regulatory Actions to the financial statements.

Legislative and Regulatory Developments

Our legislative and regulatory environment has changed over the past few years, with the Housing Act in 2008 and continuing, as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and Congress considers housing finance and GSE reform. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission may be affected by the Dodd-Frank Act; however, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized. Significant regulatory actions and developments for the period covered by this Report are summarized below.

Dodd-Frank Act

New Requirements for our Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those we utilize to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or through new swap execution facilities.

Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also issued a proposal setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposal, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being issued by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposal provides that each time the CFTC determines that a type of swap is required to be cleared; the CFTC would have the option to implement such requirement in three phases. Under the proposal, we would be a “category 2 entity” and would have to comply with mandatory clearing requirements for a particular type of swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on the CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the fourth quarter of 2012, at the earliest.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members (which we are currently negotiating) and additional documentation with our swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant (FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk; however, based on the proposed rules, it is possible that we could be required to register with the CFTC as a swap dealer if we enter into intermediated swaps with our members beyond a very narrow proposed exemption.

It is also unclear how the final rule will treat the call and put optionality in certain advances to members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between us and our member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and costs including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of our advance activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. If such limited designation is granted, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional FHFA provisions, we will be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions we enter into, making such trades more costly.

The CFTC has issued a proposal setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposal, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being issued under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. We would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the fourth quarter of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no sooner than 60 days after the CFTC publishes final regulations implementing

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

such provisions. The CFTC is expected to publish such final regulations during the first half of 2012, but it is not expected that such final regulations will become effective until later in 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

Together with the other FHLBs, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBs. We are also working with the other FHLBs to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Regulation of Systemically Important Nonbank Financial Companies

The Federal Reserve Board (Federal Reserve) and the interagency oversight council (Oversight Council) have proposed rules to define certain types of nonbank financial companies that would be subject to additional prudential regulation. As discussed below, these proposed rules are broad enough to likely capture us as a nonbank financial company and may subject us to Federal Reserve oversight and prudential standards, unless the final applicable rules exempt the FHLBs. If we are designated by the Oversight Council for supervision and oversight by the Federal Reserve, then our operations and business could be adversely impacted by additional costs and business activities' restrictions resulting from such oversight.

Federal Reserve Board Proposed Definitions. On February 11, 2011, the Federal Reserve issued a proposed rule with a comment deadline of March 30, 2011 that would define certain key terms relevant to “nonbank financial companies” under the Dodd-Frank Act, including the Oversight Council's authorities described below. The proposed rule provides that a company is “predominantly engaged in financial activities” and thus a nonbank financial company if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

We would be deemed predominantly engaged in financial activities and thus may be considered a nonbank financial company under the proposed rule.

Oversight Council Proposed Rule. On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies whose financial activities or financial condition may pose a threat to the overall financial stability of the U.S., and to subject those companies to Federal Reserve supervision and certain prudential standards. This proposed rule supersedes a prior proposal on these designations. Under the proposed designation process, in non-emergency situations the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for us, in addition to the asset size criterion, one of the other thresholds is whether a nonbank financial company has $20 billion or more of borrowing outstanding, including bonds (in our case, COs) issued. As of December 31, 2011, we had $71.3 billion in total assets and $65.3 billion in total outstanding COs. If a nonbank financial company meets any of these quantitative thresholds, the Oversight Council will then analyze the potential threat that the nonbank financial company may pose to U.S. financial stability, based in part on information from the company's primary financial regulator and nonpublic information collected directly from the company. Comments on this proposed rule were due by December 19, 2011.

Federal Reserve Proposed Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to U.S. financial stability. Such proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under Additional Developments). Comments on the proposed rule are due by March 31, 2012.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Significant FHFA Regulatory Actions

Advance Notice of Proposed Rulemaking on Use of NRSRO Credit Ratings. On January 31, 2011, the FHFA issued an advance notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific FHFA regulations applicable to FHLBs including risk-based capital requirements, prudential requirements, investments, and consolidated obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.

Final Rule on Temporary Increases in Minimum Capital Levels.  On March 3, 2011, the FHFA issued a final rule effective April 4, 2011 authorizing the Director of the FHFA to increase the minimum capital level for an FHLB if the Director determines that the current level is insufficient to address such FHLB's risks.  The rule provides certain factors that the Director may consider in making this determination (including current or anticipated declines in the value of assets held by the FHLB and current or projected declines in its capital), and gives the Director discretion to consider other conditions as appropriate. The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months.  If we are required to increase our minimum capital level, we may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase.  Alternatively, we could satisfy an increased capital requirement by disposing of assets to decrease the size of our balance sheet relative to total outstanding stock, which may adversely impact our results of operations and financial condition and ability to satisfy our mission.

Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the FHFA, issued a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements with covered persons (including executive officers and other employees that may be in a position to expose the institution to risk of material loss) that encourage inappropriate risks. Among other things, the proposed rule would require mandatory deferrals of incentive compensation for executive officers and require board identification and oversight of incentive-based compensation for covered persons who are not executive officers. The proposed rule would impact the design of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due by May 31, 2011.

Final Rule on Conservatorship and Receivership. On June 20, 2011, the FHFA issued a final rule to establish a framework for conservatorship and receivership operations for the FHLBs. The final rule addresses the nature of a conservatorship or receivership and provides greater specificity on the FHLB's operations, in line with procedures set forth in similar regulatory frameworks such as the FDIC's receivership authority. The rule clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. This rule became effective on July 20, 2011.

Proposed Rule on Prudential Management and Operations Standards. On June 20, 2011, the FHFA issued a proposed rule to establish prudential standards with respect to ten categories of operation and management of the FHLBs and the other housing finance GSEs, including internal controls, interest rate risk exposure and market risk. The FHFA proposes to adopt the standards as guidelines set out in an appendix to the rule, which generally provide principles and leave to the regulated entities the obligation to organize and manage their operations in a way that ensures the standards are met, subject to the oversight of the FHFA. The proposed rule also provides potential consequences for failing to meet the standards, such as requirements regarding submission of a corrective action plan and the authority of the Director to impose other sanctions, such as limits on asset growth or increases in capital that the Director believes appropriate, until the regulated entity returns to compliance with the prudential standards. Comments on this proposed rule were due on or before August 19, 2011.

Final Rule on Voluntary Mergers. On November 28, 2011, the FHFA issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBs. Under the rule, two or more FHLBs may merge provided:

•	the FHLBs have agreed upon the terms of the proposed merger and the board of directors of each such FHLB has authorized the execution of the merger agreement;

•	the FHLBs have jointly filed a merger application with the FHFA to obtain the approval of the Director;

•	the Director has granted approval of the merger, subject to any closing conditions as the Director may determine must be met before the merger is consummated;

•	the members of each such FHLB ratify the merger agreement;

•	the Director has received evidence that the closing conditions have been met; and

•	the Director has accepted the organization certificate of the continuing FHLB.

Final Rule on Private Transfer Fee Covenants. On March 15, 2012, the FHFA issued a final rule, which will be effective 120 days after the date of the rule's publication in the Federal Register.  The rule will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including,

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that a final rule limits the type of collateral we accept for advances, the types of investments we make and the type of loans eligible for purchase under the MPF Xtra product, our business may be adversely impacted.
Other Significant Regulatory Developments

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

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so FHLB advances are now included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLB advances, in excess of 25 percent of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it may negatively impact their demand for our advances.

Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the federal banking agencies, the FHFA, the Department of Housing and Urban Development and the SEC jointly issued a proposed rule, which proposes requiring sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.

The proposed rule specifies criteria for qualified residential mortgages, commercial real estate, and auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

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

If adopted as proposed, the rule could reduce the number of loans originated by our members, which could negatively impact member demand for our products. Comments on this proposed rule were due on June 10, 2011.

Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and the Federal Reserve Board issued separate final rules in July 2011 to rescind their regulations that prohibit paying interest on demand deposits. Our members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from us. Each of these final rules became effective on July 21, 2011.

National Credit Union Administration Proposal on Emergency Liquidity. On December 22, 2011, the National Credit Union Administration (NCUA) issued an advance notice of proposed rulemaking that would require federally insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The proposed rule would require federally insured credit unions, as part of their contingency funding plans, to have access to backup federal liquidity sources through one of four ways:

•	becoming a member in good standing of the Central Liquidity Facility (CLF) directly;

•	becoming a member in good standing of CLF indirectly through a corporate credit union;

•	obtaining and maintaining demonstrated access to the Federal Reserve Discount Window; or

•	maintaining a certain percentage of assets in highly liquid Treasury securities.

The rule would apply to both federal and state-chartered credit unions. If enacted, the proposed rule may encourage credit unions to favor these federal sources of liquidity over FHLB membership and advances, which could have a negative impact on our results of operations. Comments on the advance notice of proposed rulemaking were due by February 21, 2012.

Additional Developments

Home Affordable Refinance Program and Other Foreclosure Prevention Efforts. During the third quarter of 2011, the FHFA and Fannie Mae and Freddie Mac (the Enterprises) announced a series of changes to the Home Affordable Refinance Program (HARP) that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgage. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well, and a settlement was recently announced between state attorney generals and five larger servicers. In the current interest rate environment, if this refinancing program results in a significant number of repayments on mortgage loans underlying our investments in agency MBS, our income could be reduced as we reinvest the proceeds at a lower rate of return. If the FHFA requires us to offer a similar refinancing option for our MPF Loans held in portfolio, our income could decline.

Housing Finance and GSE Reform. Congress, the Administration and the FHFA continue to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although a number of bills have been introduced proposing various housing finance reforms, none propose specific changes to the FHLBs. Nonetheless, the FHLBs have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.

Housing finance and GSE reform is not expected to progress significantly prior to the 2012 presidential election, but it is expected that GSE legislative activity will continue. The ultimate effects of housing finance and GSE reform or any other legislation, including any further legislation to address the debt limit or federal deficit, on the FHLBs is unknown at this time and will depend on the legislation, if any, that is finally enacted.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements, as required by the Dodd-Frank Act, for nonbank financial companies designated as systemically important by the Oversight Council. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances; on the other hand, the new framework may incentivize our members to take our term advances to create balance sheet liquidity. The requirements may also adversely affect investor demand for System consolidated obligations to the extent that impacted institutions divest or limit their investments in System consolidated obligations.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Regulatory Audits

The Comptroller General has authority under the FHLB Act to audit or examine us and to decide the extent to which we are fairly and effectively fulfilling the purposes of the FHLB Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then the results and any recommendations must be reported to the Congress, the Office of Management and Budget, and the FHLB in question. The Comptroller General may also conduct a separate audit of any of our financial statements.

Taxation and REFCORP & AHP Assessments

We are exempt from all federal, state, and local taxation except for real estate property taxes, which are a component of our lease payments for office space or on real estate we own as a result of foreclosure on MPF Loans.

In lieu of taxes, we set aside funds at a 10% rate on our income for the AHP. In addition, we paid a 20% assessment for the Resolution Funding Corporation (REFCORP) until the obligation was fully satisfied during the second quarter of 2011. For details on our assessments, including information about the satisfaction of our REFCORP obligation, see Note 13 - Affordable Housing Program and Note 14 - Resolution Funding Corporation (REFCORP) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1A.    Risk Factors.

Business Risks

Economic weakness, disruptions in the financial markets and member failures and mergers may have an adverse impact on our business, operations, or financial condition.

Our financial condition and results of operations are sensitive to general market and economic conditions in the U.S. and our district. The recent economic recession, decline in real estate values, illiquid mortgage markets, and disruptions in the financial markets have significantly impacted the financial services industry, including our current and prospective members, several of our counterparties, and us. These adverse conditions have resulted in the insolvency, receivership, closure, or acquisition of a number of financial institutions, including several of our members. In addition, these conditions have impacted certain counterparties and the level of business we do with them. Although the U.S. economy showed signs of modest growth in 2011, economic conditions continue to reflect a weak housing market and high unemployment. In addition, economic uncertainty around the sovereign debt crisis in Europe may adversely impact the global financial markets and foreign economies and may impact the level of business we conduct with European counterparties.

The challenging economic conditions may continue to adversely affect the financial condition of a number of our members. One or more of our members may default in its obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. If the collateral pledged by the member to secure its obligations was insufficient, we could incur losses. As of February 29, 2012, we have not experienced any member payment defaults.

In addition, as the economy and our members recover from the recent recession, demand for our advances and other products may be negatively impacted. We continue our transformation to a business model focused on advances. During 2011, we experienced declining member demand for advances resulting in a 19% decline in outstanding advances from $18.9 billion at December 31, 2010 to $15.3 billion at December 31, 2011. Some members reported lower borrowing demand among their customers and high levels of deposits, while some members have decreased their lending activities in order to improve their capital positions. The decrease in advances also reflects the repayment of several members who were resolved by their regulators during 2011. Some members have been acquired by out-of-district financial institutions as the consolidation within the financial industry continued. As a result, their maturing advances will not be renewed. In addition, two of our large members merged and paid down $1.4 billion in advances during the third quarter of 2011 immediately following the merger. As our MPF Loans continue to pay down and our investment securities mature and we seek to operate at the scale dictated by our members' borrowing levels, a prolonged decline in advance levels could adversely affect our business, operations, or financial condition.

Government measures to stimulate the economy and help borrowers refinance home mortgages and student loans may adversely impact the value of the assets we hold and our results of operations and financial condition.

Our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve's policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities and the demand for FHLB debt.

As discussed in Conditions in Financial Markets on page 59, the Federal Reserve has taken several measures to depress short-term and longer-term interest rates, including an announcement that it expects to maintain short-term interest rates near zero until late 2014. These measures could adversely impact us in various ways, including through lower market yields on investments and faster prepayments on our higher yielding MPF Loans and securities. Given our current limitations on purchasing investments that have a term to maturity in excess of 270 days, as further discussed in Investments on page 8, we are subject to reinvestment risk and our net interest income and, in turn, our financial condition and results of operations, could be adversely impacted.

In addition, as discussed in Legislative and Regulatory Developments on page 17, the FHFA, along with Fannie Mae and Freddie Mac, have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. In the current interest rate environment, if this new refinancing program results in a significant number of prepayments on mortgage loans underlying our investments in agency MBS, our income could be reduced as we reinvest the proceeds at a lower rate of return or decrease the scale of our balance sheet. Our income could also decline if the FHFA requires us to offer a similar refinancing option for our MPF Loans held in portfolio.

There also have been recent initiatives, such as the Department of Education's Income-Based Repayment Plan, to help borrowers repay or consolidate student loans. To the extent that such current or future initiatives result in a significant number of prepayments on FFELP ABS, our income could be reduced as we reinvest the proceeds at a lower rate of return, or as we decrease the scale of our balance sheet.

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

The legislative and regulatory environment for us and our members has changed over the past few years, with the Housing Act in 2008 and continuing, as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission may be affected by the Dodd-Frank Act; however, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

Congress, the Administration and the FHFA continue to consider various proposals to reform the U.S. housing finance system. Housing finance and GSE reform is not expected to progress significantly prior to the 2012 presidential election, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBs, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or any other legislation, including any further legislation to address the debt limit or federal deficit, on the FHLBs is unknown at this time and will depend on the legislation, if any, that is finally enacted.

Legislative and regulatory changes could also have an indirect, adverse impact on us. For example, to the extent that recent changes to the FDIC's assessment base increase the cost of using advances for some members, it may negatively impact their demand for our advances. Similarly, while it is still uncertain how the capital and liquidity standards being developed by the Basel Committee on Banking Supervision ultimately will be implemented by the U.S. regulatory authorities, the new framework could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. In addition, the Federal Reserve and Oversight Council have proposed rules that may capture us as a nonbank financial company and may subject us to Federal Reserve oversight and prudential standards. For additional discussion of the Dodd-Frank Act, housing GSE reform, and certain other recent legislation and regulatory developments that could impact us, see Legislative and Regulatory Developments on page 17.

Changes in our regulatory or statutory requirements or in their application could result in, among other things, changes in our cost of funds or liquidity requirements, increases in retained earnings requirements, debt issuance limits, dividend payment limits, restrictions on the form of dividend payments, capital redemption and repurchase limits, restrictions on permissible business activities, restrictions on the size, scope, or nature of our lending, investment, or MPF Program activities, or increased compliance costs, any of which could negatively affect our results of operations or financial condition.

Failure to stabilize our capital base and transition our balance sheet may have a material adverse effect on our results of operation and financial condition.

We have made significant progress in stabilizing our capital base as we completed our capital stock conversion to a Gramm Leach Bliley Act capital structure and implemented our new Capital Plan as of January 1, 2012, as further discussed in Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

In connection with our new Capital Plan, we also received approval to implement an excess stock repurchase plan, which outlines quarterly assessments of our capacity to repurchase members' excess stock they no longer wish to hold as further discussed under Repurchase of Excess Capital Stock on page 62. Our goal is to repurchase all of the excess capital stock that members no longer wish to hold by the end of 2013, but in smaller, quarterly increments, as we determine. However, market and financial conditions may prohibit us from doing so, even if the considerations and criteria under the repurchase plan are met. Other than repurchases of excess stock made pursuant to the repurchase plan and certain redemptions of excess stock above a member's capital stock floor, our capital stock repurchases and redemptions (including redemptions upon membership withdrawal or other membership termination) continue to require prior approval of the Deputy Director, Division of FHLB Regulation of the FHFA (Deputy Director). To the extent we are unable to redeem or repurchase members' excess capital stock as planned over time; it may negatively impact our ability to normalize our relationship with members and may increase the number of membership withdrawals and related capital stock redemption requests.

Further, we expect that the size of our current balance sheet will decrease substantially over time as our MPF Loan portfolio continues to pay down, our investment securities mature, and we are restricted from purchasing longer-term asset classes as we position the balance sheet to operate as an advances Bank at the scale dictated by the level of our members' borrowing. Becoming a smaller sized institution presents other challenges, such as reducing the existing cost infrastructure and creating a

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

balance sheet with earning assets that will support that cost infrastructure while providing for future dividends at an appropriate level. If we are unable to successfully manage our capital base and transition our balance sheet and cost infrastructure to an appropriate size, our results of operation and financial condition and our ability to redeem capital stock may be negatively impacted.

There is no public market for our capital stock, and redemptions and repurchases of our capital stock are restricted.

Under the GLB Act and FHFA regulations, and our Capital Plan, our capital stock is subject to redemption upon the expiration of a five-year redemption period. Only capital stock in excess of a member's or former member's minimum investment requirement that was subject to a redemption request, capital stock of a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the applicable redemption period. Further, we may choose to repurchase excess stock of a member from time to time at our sole discretion without regard to the five-year redemption period.

There is no guarantee, however, that a member will be able to redeem its investment even at the end of the applicable redemption period, or that we will repurchase any excess stock.

C&D Order. Under the terms of the C&D Order, our capital stock repurchases and redemptions require prior approval of the Deputy Director, except for repurchases of excess capital stock above a member's capital stock floor when certain conditions are met. The C&D Order provides that the Deputy Director may approve our written request for proposed redemptions or repurchases if the Deputy Director determines that allowing the redemption or repurchase would be consistent with maintaining our capital adequacy and our continued safe and sound operation.

In connection with our new Capital Plan, we received approval from the FHFA to implement an excess stock repurchase plan, which outlines quarterly assessments of our capacity to repurchase members' excess stock they no longer wish to hold as further discussed under Repurchase of Excess Capital Stock on page 62. Although our goal is to repurchase all of the excess capital stock that members no longer wish to hold by the end of 2013, market and financial conditions may prohibit us from doing so, even if the considerations and criteria under the repurchase plan are met.

Bank's Minimum Capital Requirements. If the redemption or repurchase of capital stock would cause us to fail to meet our minimum capital requirements, then such redemption or repurchase would be prohibited by the GLB Act and FHFA regulations. We also may decide to suspend the redemption of capital stock if we reasonably believe that such redemptions would cause us to fail to meet our minimum capital requirements.

Each member is required to maintain a certain minimum investment in our capital stock. This minimum investment requirement is equal to the greater of the member's membership stock requirement or its activity stock requirement. A member's capital stock may become excess stock if the member reduces its mortgage assets, reduces its level of outstanding advances with us (or other activity-based transactions required to be supported by capital stock that may be implemented by our Board of Directors at a future date), or receives capital stock dividends that are not then used to support the activity stock requirement.

We may rely from time to time upon the excess stock of members, in addition to capital stock owned by members in fulfillment of their minimum investment requirements, to satisfy our minimum capital requirements. In such case, a member that owns excess capital stock would be unable to redeem such capital stock for cash, nor could we repurchase such capital stock, as long as we needed such excess stock to satisfy our minimum capital requirements. Under such circumstances, which may occur, for example, if we were to significantly increase our assets that do not require matching capital stock investments by members, a member could end up holding excess stock for an extended period of time unless and until we are able to find another source of capital with which to satisfy our minimum capital requirements. One way we could do so would be to increase the minimum investment requirement for members.

We continue to rely on excess stock, in part, to satisfy our minimum capital requirements. Any member that owns excess stock may be unable to redeem such capital stock at the end of the applicable redemption period and we may be prohibited from repurchasing such capital stock from the member even if we wanted to do so.

For further discussion of our minimum capital requirements, see Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Other Restrictions. We also may decide to suspend the redemption of capital stock if we reasonably believe that such redemptions would prevent us from maintaining adequate capital against a potential risk or would otherwise prevent us from operating in a safe and sound manner, subject to FHFA authority to require the reinstitution of redemptions. We would not honor a redemption request from a member if such redemption would cause the member to be out of compliance with its minimum investment requirement.

In addition, approval from the FHFA for redemptions or repurchases would be required if the FHFA or our Board of Directors

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

were to determine that we incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, there can be no assurance that the FHFA would grant such approval or, if it did, upon what terms it might do so.

Limitations on Transfer of Capital Stock. Our capital stock may only be owned by our members, former members, and certain successor institutions. Our Capital Plan requires our approval of any transfer of capital stock to another member, and there can be no assurance that we would grant such approval in any particular case. Pursuant to the Capital Plan, we cannot permit a transfer of capital stock to another member while we remain subject to the capital stock restrictions included in the C&D Order.

Since there is no public market for the our capital stock and transfers of capital stock between members require our prior approval and are currently prohibited under the C&D Order, there can be no assurance that a member's holdings of our capital stock would not effectively be an illiquid investment.

Limitations on our ability to pay dividends may decrease member demand for advances and increase membership withdrawals, thus adversely affecting our results of operations and financial condition.

Under FHFA regulations, the FHLBs may pay dividends on their stock only out of previously retained earnings or current net earnings. Under the Capital Plan, any dividend we declare on Class B-1 Stock will be greater than or equal to the dividend declared on Class B-2 Stock, as further discussed under Dividend Payments on page 63. We paid cash dividends at an annualized rate of 0.10% in each quarter of 2011 based on the previous quarter's earnings. Although the decision by the Board of Directors in the first quarter of 2011 to restore a dividend included consideration of the importance of sustaining a dividend, any future dividend determination by the Board of Directors will depend principally on our current and future operating results, and will be determined in accordance with our retained earnings and dividend policy. In January 2012, our Board resolved that dividends paid in any given quarter must not exceed, in the aggregate, the average of three-month LIBOR for that quarter on an annualized basis plus 100 basis points. Our Board may not modify or terminate this resolution without the written consent of the Deputy Director of the FHFA. Furthermore, the C&D Order provides that any dividend declarations by the Board of Directors are subject to the prior approval of the Deputy Director, and there can be no assurance that the Deputy Director would approve such recommendations, if made. For additional discussion of restrictions on our retained earnings, which impact the amount of retained earnings available for future dividend payments, see Retained Earnings & Dividends on page 63.

In addition, an FHLB that is not in compliance with its minimum capital requirements may not pay dividends to members, nor may an FHLB pay dividends if, after doing so, it would fail to meet any of its minimum capital requirements. Further, an FHLB may not declare or pay a dividend if the par value of the FHLB's stock is impaired or is projected to become impaired after paying such dividend. Moreover, an FHLB may not pay dividends to members if any principal or interest due on any consolidated obligations issued through the Office of Finance has not been paid in full or, under certain circumstances, if we are not expected, or fail, to satisfy liquidity requirements or meet our current obligations under applicable FHFA regulations and policies. Finally, the amount of retained earnings available to an FHLB to pay dividends may be limited by the provisions of the Joint Capital Enhancement Agreement as further discussed in Joint Capital Enhancement Agreement with Other FHLBs on page 64.

To the extent that current and prospective members determine that payment of a nominal dividend is insufficient or our ability to pay future dividends is limited, we may be unable to expand our membership and may experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

Amendments to our Capital Plan may adversely affect members' rights and obligations as shareholders.

Under our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective. Although the majority of our Board is comprised of “member directors” who serve as executive officers or directors of our members, such amendments to the Capital Plan are not subject to broader member consent or approval. While amendments must be consistent with the FHLB Act and FHFA regulations, it is possible that they would result in changes to the Capital Plan that could adversely affect the rights and obligations of members.

Members' rights in the event of a liquidation, merger, or consolidation of the Bank may be uncertain.

Under the GLB Act, holders of Class B Stock own the retained earnings, surplus, undivided profits, and equity reserves of the Bank. Our Capital Plan provides that, with respect to a liquidation of the Bank, after payment to creditors, Class B Stock will be redeemed at par, or pro rata if liquidation proceeds are insufficient to redeem all of the Capital Stock in full. Any remaining assets will be distributed on a pro rata basis to those members that were holders of Class B Stock immediately prior to such liquidation. With respect to a merger or consolidation affecting us, members will be subject to the terms and conditions of any plan of merger and/or terms established or approved by the FHFA. Our Capital Plan also provides that its provision governing liquidation or merger is subject to the FHFA's statutory authority to prescribe regulations or orders governing liquidation, reorganization, or merger of an FHLB. Although our members would have an opportunity to ratify any merger agreement in a voluntary merger between us and another FHLB, we cannot predict how the FHFA might exercise its authority with respect to

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

liquidations or reorganizations, or whether any actions taken by the FHFA in this regard would be inconsistent with the provisions of the our Capital Plan or the rights of holders of Class B Stock in the retained earnings of the Bank.

Compliance with regulatory contingency liquidity guidance could restrict investment activities and adversely impact our earnings.

We are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios as described in Liquidity Measures on page 55. This requirement is designed to enhance our protection against temporary disruptions in access to the FHLB System debt markets. To satisfy this liquidity requirement, we maintain increased balances in short-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. As a result, this may reduce the net interest income we earn on investments and may negatively impact our ability to pay dividends in the future. Also, to the extent that this increases our short-term advance pricing, our short-term advances may be less competitive, which may adversely affect advance levels and our net interest income.

The MPF Loans that we hold on our balance sheet have different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The MPF Program, as compared to our advances products, is more susceptible to credit losses. As a result of the prolonged deterioration in the U.S. housing market, we have experienced higher delinquency rates, default rates, and average loan loss severity contributing to increased credit losses on our MPF Loan portfolio. As a result, we recorded a provision for MPF Loan credit losses of $19 million for the year ended December 31, 2011. To the extent that weak economic conditions persist and regional or national home prices continue to decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future. We are exposed to losses on our MPF Loans through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from CE Fees. Our FLA exposure as of December 31, 2011 is $253 million. The next layer of losses after the FLA is allocated to the PFI, or SMI, as applicable, through the CE Amount. If losses continue to accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit deterioration and default on their credit enhancement obligations, which could cause us to incur additional losses and have an adverse effect on our results of operations.

In some cases a portion of the credit support for MPF Loans is provided under PMI and/or an SMI policy. If an MI provider fails to fulfill its obligation to pay us for claims we make, we would bear the full or partial amount of any loss of the borrower default on the related MPF Loans. PMI coverage had been initially required on MPF Loans with an outstanding principal balance of $586 million as of December 31, 2011, which represented 4% of the outstanding principal balance of our MPF Loan portfolio. We receive PMI coverage information only at purchase or funding of MPF Loans, and do not receive notification of any subsequent changes in PMI coverage on those loans. As of December 31, 2011, we were the beneficiary of SMI coverage on $5.4 billion of MPF Loans, which represented 39% of the outstanding principal balance of our MPF Loan portfolio. See Concentration Risks - PMI Provider Concentration on page 84 for a discussion of the financial condition and concentration risks regarding our PMI companies. The MPF Program also carries more interest rate risk and operational complexity than our traditional advances products. If we fail to properly manage these risks and operational complexities, our results of operations may be adversely affected. See Market Risks below for a discussion of interest rate risk related to our mortgage assets.

Under the MPF Xtra product, we make representations and warranties to Fannie Mae regarding the MPF Loans. If an eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase the MPF Loan. Such a breach would normally also be a breach of the originating PFI's representations and warranties to us, and we could require the PFI to repurchase that MPF Loan from us. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio. In the event that a PFI defaults on its repurchase obligation to us, we could experience losses on MPF Loans.

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 85.

For a description of the MPF Program, our obligations with respect to credit losses and the PFI's obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance Program on page 10.

We are subject to various risks on our FFELP ABS investments.

As part of our balance sheet restructuring over the past three years, we purchased FFELP ABS which we believe have low credit-risk. Our FFELP ABS investments are securitizations of student loans that are guaranteed by guarantee agencies whose guaranties are reinsured by the U.S. Department of Education, or re-securitizations of such FFELP ABS. As of December 31,

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2011, we held $8.2 billion of FFELP ABS investments.

We are subject to basis risk on these FFELP ABS because the Department of Education is responsible for making interest subsidy payments on the student loans at a 3-month commercial paper rate plus a spread and the FFELP ABS have a floating interest rate at 3-month LIBOR plus a spread. In general, the 3-month commercial paper rates have tracked 3-month LIBOR rates very closely and rating agencies stress the basis risk by several standard deviations in connection with the rating transactions. In January 2012, Moody's proposed updates to its ratings methodology for FFELP ABS, which reflect higher future interest rate projections and higher default rates, especially in vintages issued in 2007 or later, due to an increase in unemployment rate for recent college graduates. To the extent that Moody's revised methodology results in a ratings downgrade on our FFELP ABS, it may negatively impact the value of our investments, and to the extent that these adverse conditions occur, our earnings would be negatively impacted.

We are also subject to servicing risk on these FFELP ABS because a guarantee agency may refuse to honor its guarantee if the servicer does not satisfy specific origination and servicing procedures, as prescribed by various U.S. federal and guarantor regulations. If default rates increase on the student loans backing our FFELP ABS, the yield and value on our securities may be negatively impacted to the extent guarantees are not honored by the guarantee agencies.

Market Risks

As our mortgage assets decrease or if we continue to experience increased prepayments on our mortgage assets, and as our investment securities mature we may experience a future reduction in our net interest income, which may negatively impact our results of operations and financial condition.

Prepayment and extension risk is the risk that mortgage-related assets will be refinanced by the mortgagor in low-interest environments or will remain outstanding longer than expected at below-market yields when interest rates increase. The rate and timing of unscheduled payments and collections of principal on MPF assets are difficult to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, the lack of restrictions on voluntary prepayments, the availability of lender credit, and other economic, demographic, geographic, tax, and legal factors. We manage prepayment risk through a combination of debt and derivative financial instruments. If the level of actual prepayments is higher or lower than expected, we may incur costs to hedge the change in this market risk exposure resulting in reduced earnings. Also, increased prepayment levels will cause the amortization of deferred premiums and hedge accounting adjustments to increase, which could reduce net interest income.

As a result of these factors and our change in business strategy to generally cease purchasing MPF Loans for investment, our MPF Loans held in portfolio decreased by 23% to $14.1 billion at year-end 2011 from $18.3 billion at the previous year-end. We expect that our overall earning potential will be negatively impacted as the size of our current balance sheet decreases substantially over time as our MPF Loan portfolio continues to pay down. In addition, as discussed in Investments on page 8, we are not permitted to purchase investments that have a term to maturity in excess of 270 days without prior approval from the FHFA.

We face competition for advances which could adversely affect our businesses, and our efforts to make advance pricing attractive to our members may affect earnings.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs. Our members have experienced a significant rise in deposits over the last three years. In addition, they have access to alternative funding sources, which may offer more favorable terms than we do for advances, including more flexible credit or collateral standards. We may make changes in policies, programs, and agreements affecting members from time to time. To the extent that such changes to our policies, programs, and agreements affect the availability of and conditions for access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services, some members may choose to obtain financing from alternative sources. In addition, many competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

As discussed above, we experienced a significant decline in outstanding member advances from December 31, 2010 to December 31, 2011. The continued availability to our members of customer deposits and alternative funding sources that are more attractive may further decrease the demand for our advances. Also, lowering the interest rates charged on advances to compete with alternative funding sources, especially as the economy remains weak, may decrease our net interest income.

Members are required to pledge collateral to us to secure their outstanding obligations, including advances. From time to time, we may make changes to our collateral guidelines, including changes in the value we assign to pledged collateral. For example, during 2011 we revised how we value member whole loan collateral by using market valuations as a basis for our methodology, due in large part to the recent volatility in market values of housing-related collateral. To the extent that members view this tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business which

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

may negatively impact our results of operations or financial condition.

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

Our overall objective in managing interest rate risk is to minimize our duration of equity positions and also remain within our management advisory and regulatory limits. Given market volatility and the complexity of our balance sheet, managing to these limits can be expensive and difficult to achieve. We manage our interest rate risk by utilizing various hedge strategies. The potential adverse effects on our net interest income resulting from increases or decreases in interest rates include, but are not limited to, the following:

•
In a falling interest rate environment, mortgage pre-payments may increase. This may result in a reduction in net interest income as we experience a return of principal that we must reinvest in a lower rate environment while the debt funding the original investments remains outstanding.

•
In a rising interest rate environment, our ability to obtain higher yielding earning assets may be diminished while our cost of funds may increase. Accordingly, an increase in interest rates may negatively affect our net interest income. Specifically, overall demand for advances and mortgage assets may be reduced, thereby reducing origination of new advances or MBS investments. As a result, our diminished ability to invest in mission related assets at higher yields may reduce our net interest income. As discussed above and in Investments on page 8, our ability to purchase higher yielding earning assets is also limited.

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

•	Increases in the volatility of interest rates generally increase the cost of hedging our interest rate sensitive assets and may adversely decrease net interest income.

When interest rates change we expect the change in fair value of derivatives to be substantially offset by a related but inverse change in the fair value of the related hedged item in a designated fair value hedge relationship. However, there is no assurance that our use of derivatives or other financial instruments will fully offset changes in fair value caused by changes in interest rates. Any hedging strategy or set of financial instruments we may use, including derivatives, may not fully offset the risk of interest rate volatility, and our hedging strategies themselves may result in earnings volatility and losses. See Market Risk Profile on page 87, for more information on how we manage market risk.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions; including those we utilize to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). The new margin requirements and any related capital requirements, among other things, could adversely impact the liquidity and pricing of derivative transactions we enter into, making derivatives more costly for us. See New Requirements for our Derivatives Transactions on page 17.

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. The U.S. government has taken dramatic measures to mitigate the effects of the recent financial and economic disruptions, as further discussed in Conditions in Financial Markets on page 59. As the economy improves and the U.S. government withdraws its support for the debt markets, our funding costs may increase.

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

We have a significant amount of discount notes outstanding with maturities of one year or less. Any significant disruption in the short-term debt markets that would prevent us from re-issuing discount notes for an extended period of time as they mature may require us to recognize into income up to $1.0 billion of deferred hedge costs out of other comprehensive income. In addition, continuing to fund longer-term assets with short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. To the extent that disruptions in the short-term market led us to use alternative longer-term funding, our funding costs would increase and likely cause us to increase advance rates, adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.

Our funding costs and/or access to the capital markets and demand for certain of our products could be adversely impacted by any changes in the credit ratings for FHLB System consolidated obligations or our individual credit ratings.

From time to time, FHLB consolidated obligations have been assigned the highest ratings by major credit rating agencies. As discussed in Note 12 - Consolidated Obligations to the financial statements, in August 2011, S&P downgraded the long-term credit ratings on the senior unsecured debt issues of the FHLB System (i.e., FHLB System consolidated obligations) and 10 of the 12 FHLBs from AAA to AA+ with a negative outlook. S&P has indicated that its ratings of the FHLBs and the FHLB System are constrained by the long-term credit rating of the U.S. government.  Further downgrades of the U.S. government (and in turn, the FHLBs) are possible, particularly if the process of identifying deficit reduction measures results in weakened perceptions of the U.S. government's commitment to satisfy its obligations or otherwise falls short of what the rating agencies believe is necessary for the U.S. government to retain its current credit ratings. Any future downgrades, could result in higher FHLB funding costs and/or disruptions in access to the capital markets. Any reduction in our individual Bank ratings would also trigger additional collateral posting requirements under certain of our derivative instruments. Further, member demand for certain of our products, such as letters of credit, is influenced by our credit rating and a downgrade of our credit rating could weaken member demand for such products.

Additionally, we are highly dependent on using derivative instruments to obtain low-cost funding and to manage interest rate risk. Negative credit rating events might also have an adverse affect on our ability to enter into derivative instruments with acceptable terms, increasing the cost of funding or limiting our ability to manage interest rate risk effectively.

To the extent that we cannot access funding when needed or enter into derivatives on acceptable terms to effectively manage our cost of funds and exposure to interest rate risk or demand for our products falls, our financial condition and results of operations could be adversely impacted.

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

We are exposed to credit risk principally through advances or commitments to our members, MPF Loans, MI providers, derivatives counterparties, unsecured counterparties and issuers of investment securities or the collateral underlying them. A credit loss, if material, could have an adverse effect on our financial condition and results of operations. We follow guidelines established by our Board of Directors and the FHFA on unsecured extensions of credit, whether on- or off-balance sheet, which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the United States government and other FHLBs. However, there can be no assurance that these activities will prevent losses due to defaults on these assets.

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

If a member defaults on its obligations, or the FDIC, or any other applicable receiver, fails either to promptly repay all of that failed institution's obligations or to assume the outstanding advances, then we may be required to liquidate the collateral pledged by the failed institution. The volatility of market prices and interest rates could affect the value of the collateral we hold as security for the obligations of our members. The proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations or the operational cost of liquidating the collateral, which could adversely affect our results of operations and financial condition.

As we continue to work toward building a stronger cooperative and increasing advances by adding new members, we are actively focusing on institutions that have not traditionally been a large part of our membership, such as insurance companies, community development financial institutions, and housing associates. As we increase our membership to include more non-federally insured members, we face uncertainties surrounding the possible resolution of those members, in part due to our lack of experience in dealing with their regulators and any receivers and other liquidators that may be involved a resolution of these members. Although we will closely monitor our credit and collateral agreement processes for this segment of members, we may experience credit losses and our business may be adversely affected if we are unable to manage these risks.

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

If we experience further disruptions in the credit markets, it may increase the likelihood that one of our derivatives counterparties fails to meet their obligations to us. In addition, the recent volatility of market prices could adversely affect the value of the collateral we hold as security for the obligations of these counterparties. See Credit Risk -Derivatives on page 86 for a description of derivatives credit exposure.

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

Federal Funds. We invest in Federal Funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. Because these investments are unsecured, our policy and FHFA regulations restrict these investments to short maturities and counterparties rated BBB or higher. Under our policy, we may sell Federal Funds to investment grade counterparties. If the credit markets experience further disruptions, it may increase the likelihood that one of our Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds investments, see Credit Risk - Investments on page 72.

Securities Purchased under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See Credit Risk - Investments on page 72 for further discussion and a summary of counterparty credit ratings for these investments.

MPF Loans. See the discussion of credit risks related to MPF Loans on page 28.

We may experience further losses and write-downs relating to our private-label MBS investments, which could adversely affect the yield on or value of these investments.

Prior to February 2007, we invested in private-label MBS, which are backed by subprime, prime, and alternative documentation or Alt-A mortgage loans. We held private-label MBS with a carrying value of $1.8 billion at December 31, 2011 and recorded a total OTTI charge of $68 million for 2011. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities have subsequently been downgraded below investment grade. Many of these securities are projected to sustain credit losses based on current economic conditions and housing market trends. The depth and duration of these trends continues to affect the market for these private-label MBS, resulting in low market prices even though some improvement was noted through increased fair values in 2011. See Credit Risk - Investments on page 72 for a description of these securities.

It is not possible to predict the magnitude of additional OTTI charges in the future, because that will depend on many factors, including economic, unemployment, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or further losses on these investment securities. Further, delayed and prolonged foreclosure processes may result in loss severities beyond current expectations, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices.

During 2011, the U.S. housing market continued to experience significant adverse trends, including significant price depreciation in some markets and high delinquency and default rates. These conditions contributed to high rates of loan delinquencies on the mortgage loans backing the private-label MBS, resulting in additional credit losses recognized in our results of operations. If the deterioration in the housing markets and housing prices is greater than projected, there may be further credit losses from other-than-temporary impairments. For example, slower economic recovery, in either the U.S. as a whole or in specific regions of the country, or delays in foreclosures could result in higher delinquencies, increasing the risk of credit losses that adversely affect the yield or value of these securities.

In addition, we have geographic concentrations of private-label MBS secured by mortgage properties that exceed 10% in California (36%). To the extent that any of these geographic areas experience further declines in the local housing markets or economic conditions or a natural disaster, we could experience increased losses on these investments.

Federal and state government authorities, as well as private entities, have proposed or commenced programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, such as the recently announced settlement between the states attorney general and five loan servicers, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, may adversely affect the value of assets held. These changes may require us to increase our level of retained earnings which may impact future dividend levels in order to achieve and maintain sufficient retained earnings. These actions may cause a decline in the value of membership in our Bank, reducing members' business transactions with us.

As described in Critical Accounting Policies and Estimates on page 67, other than temporary impairment assessment is a subjective and complex assessment by management. We incurred total credit related other-than-temporary impairment charges of $68 million for the year ended December 31, 2011. If loan credit performance of our private-label MBS deteriorates beyond the forecasted assumptions concerning loan default rates, loss severities, prepayment speeds and delinquencies, we may

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

recognize additional credit losses. For example, under a scenario with housing price assumptions that were 5% lower at the trough, as is more fully described under Critical Accounting Policies and Estimates on page 67, our credit-related OTTI charges would have increased by $37 million for the quarter ending December 31, 2011 from $11 million to $48 million. As of December 31, 2011, we held $1.3 billion of retained earnings.

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

We rely heavily on communications and information systems furnished by third party service providers to conduct our business. In addition, we have transitioned most of our operating systems to various third party service providers. Any failure, interruption, or breach in security of these systems, or any disruption of service could result in failures or interruptions in our ability to conduct business. There is no assurance that if or when such failures do occur, that they will be adequately addressed by us or the third parties on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Servicing activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, reporting loan delinquencies, loss mitigation and disposition of real estate acquired through foreclosure or deed-in-lieu of foreclosure. If current housing market trends continue or worsen, the number of delinquent mortgage loans serviced by PFIs and third party servicers could increase. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. In the event that any of these entities fails to perform its servicing duties, we could experience a temporary interruption in collecting principal and interest or even credit losses on MPF Loans we hold in our investment portfolio or incur additional costs associated with obtaining a replacement servicer if the servicer fails to indemnify us for its breaches. Similarly if any of our servicers become ineligible to continue to perform servicing activities under MPF Program guidelines, we could incur additional costs to obtain a replacement servicer.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of February 29, 2012, we occupy 90,342 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601.  We also maintain 5,553 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

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

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held approximately 7% of the Bank's capital stock as of December 31, 2011.

In the Washington action, defendants filed a motion to dismiss on March 4, 2011, which was denied in its entirety on June 17, 2011. The action is proceeding in discovery. In the Illinois action, defendants' motions to dismiss are pending. In the California action, briefing on the defendants' motion to dismiss began in the fall of 2011.

The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 4.    Mine Safety Disclosures.

Not applicable.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our members and former members (under limited circumstances) own our capital stock, and our members elect our directors. We conduct our business almost exclusively with our members. There is no established marketplace for our capital stock and our capital stock is not publicly traded. For a description of our policies and related regulatory requirements and restrictions regarding capital stock redemptions, see Regulatory Oversight on page 17 and Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

The par value of our capital stock is $100 per share. As of February 29, 2012, we had 19,101,537 shares of capital stock outstanding, including 33,957 shares of mandatorily redeemable capital stock. At February 29, 2012, we had 771 stockholders of record.

Information regarding our dividends, including regulatory requirements and restrictions, is set forth in the Retained Earnings and Dividends section on page 63.

Item 6.    Selected Financial Data.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2011	2010	2009	2008	2007
Net income (loss)	$224	$366	$(65)	$(119)	$98
Total assessments	47	132	—	—	35
Interest portion of rental expense [a]	1	1	1	1	1
Interest expense on all indebtedness	1,707	1,997	2,376	3,570	4,217
Earnings, as adjusted	$1,979	$2,496	$2,312	$3,452	$4,351

Fixed charges:
Interest portion of rental expense [a]	$1	$1	$1	$1	$1
Interest expense on all indebtedness	1,707	1,997	2,376	3,570	4,217
Total fixed charges	$1,708	$1,998	$2,377	$3,571	$4,218

Ratio of earnings to fixed charges	1.16:1	1.25:1	n/a [b]	n/a [b]	1.03:1

[a]	Interest portion of rental expense is 20%, which approximates the imputed interest factor of the operating lease.

[b]	Earnings were insufficient to cover fixed charges by $65 million for 2009 and $119 million for 2008.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As of and for the years ended December 31,	2011		2010		2009		2008		2007
Selected statements of condition data
Total investments [a]	$40,503		$46,239		$36,793		$21,183		$23,571
Advances	15,291		18,901		24,148		38,140		30,221
MPF Loans held in portfolio	14,163		18,327		23,852		32,092		34,625
Allowance for credit losses	(45)		(33)		(14)		(5)		(2)
Total assets	71,255		84,116		88,074		92,129		89,027
Consolidated obligations-
Discount notes	25,404		18,421		22,139		29,466		19,057
Bonds	39,880		57,849		58,225		55,305		62,642
Total consolidated obligations, net	65,284		76,270		80,364		84,771		81,699
Mandatorily redeemable capital stock	4		530		466		401		22
Capital stock	2,402		2,333		2,328		2,386		2,661
Total retained earnings	1,321	[b]	1,099	[b]	708	[c]	540		659
Accumulated other comprehensive income (loss)	(431)		(483)		(658)		(639)		(251)
Total capital	3,292		2,949		2,378		2,287		3,069
Other selected data at period end
MPF Xtra loans outstanding [d]	$7,234		$5,655		$3,247		$72		$—
Regulatory capital to assets ratio	6.35%		5.90%		5.11%		4.70%		4.88%
Market value of equity to book value of equity	90%		88%		71%		(24)%		46%
All FHLBs consolidated obligations outstanding (par)	$691,868		$796,374		$930,617		$1,251,542		$1,189,706
Number of members	767		775		792		816		841
Total employees (full and part time)	296		300		329		321		343
Total investments as a percent of total assets	57%		55%		42%		23%		26%
Advances as a percent of total assets	21%		22%		27%		41%		34%
MPF Loans as a percent of total assets	20%		22%		27%		35%		39%
Selected statements of income data
Net interest income before provision for credit losses	$537		$777		$580		$202		$262
Provision for credit losses	19		21		10		3		1
OTTI (loss), credit portion	(68)		(163)		(437)		(292)	[c]	—
Other non-interest gain (loss) excluding OTTI	5		36		(70)		100		3
Non-interest expense	184		131		128		126		131
Net income (loss)	224		366		(65)		(119)		98
Cash dividends	2		—		—		—		—
Selected annualized ratios and data
Return on average assets	0.28%		0.41%		(0.07)%		(0.13)%		0.11%
Return on average equity	7.22%		14.00%		(3.24)%		(4.13)%		3.10%
Average equity to average assets	3.93%		2.95%		2.23%		3.15%		3.60%
Non-interest expense to average assets	0.23%		0.15%		0.14%		0.14%		0.15%
Net yield on interest-earning assets	0.69%		0.89%		0.65%		0.22%		0.30%
Return on average Regulatory Capital spread to three month LIBOR index	5.14%		9.58%		(2.49)%		(5.36)%		(0.03)%
Dividend payout ratio [d]	1.04%		—%		—%		—%		59.00%

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

[b]
Effective July 1, 2010, we elected to adopt the fair value option for certain government agency held-to-maturity MBS with a carrying amount of $390 million. The difference between the amortized cost and fair value resulted in a cumulative effect adjustment of a $25 million gain, which was recorded as an increase to our beginning July 1, 2010 retained earnings. See Note 2 - Summary of Significant Accounting Policies to the financial statements.

[c]
In 2009, the FASB released new accounting guidance on the recognition and presentation of OTTI. The most significant effect on our previous OTTI accounting relates to the amount of OTTI that is recognized into earnings.  We adopted the new FASB guidance effective January 1, 2009 and in accordance with that guidance we recorded a cumulative effect adjustment increasing retained earnings of $233 million as of that date to account for non-credit losses we previously recorded in 2008 against earnings. Prior year results were not retroactively restated. See Other-Than-Temporary Impairment in Note 6 - Investment Securities to the financial statements.

[d]
The MPF Xtra product became available in September, 2008, outstanding loans are not held on our Statement of Condition. MPF Xtra loans purchased from PFIs are concurrently sold to Fannie Mae. See MPF Program Design beginning on page 10.

[e]	The dividend payout ratio in this table equals the dividends declared in the year divided by net income for that year.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•
our ability to stabilize our capital base after implementing our new capital structure, including our ability to successfully implement a repurchase plan, our ability to meet required conditions to repurchase and redeem capital stock from our members (including maintaining compliance with our minimum regulatory capital requirements and determining that our financial condition is sound enough to support such repurchases), and the amount and timing of such repurchases or redemptions;

•	the effect of the requirements of the C&D Order impacting capital stock redemptions and dividends;

•	changes in the demand by our members for advances, including the impact of the availability of other sources of funding for our members, such as deposits;

•	limits on our investments in long-term assets;

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

•
general economic and market conditions, including the timing and volume of market activity, inflation/deflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage-backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages and student loans; disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability;

•
volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral securing advances to our members;

•	changes in the value of and risks associated with our investments in mortgage loans, mortgage-backed securities, and FFELP asset-backed securities and the related credit enhancement protections;

•	changes in our ability or intent to hold mortgage-backed securities to maturity;

•	changes in mortgage interest rates and prepayment speeds on mortgage assets;

•
membership changes, including the withdrawal of members due to restrictions on redemption of our capital stock or the loss of members through mergers and consolidations; changes in the financial health of our members, including the resolution of some members; risks related to expanding our membership to include more institutions with regulators and resolution processes with which we have less experience;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations and proposals and legislation related to housing finance and GSE reform; changes by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator;

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
For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 24. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

During 2011, we reached several goals we believe are critical to the long-term success of building a new version of the business model conceived by Congress in 1932.

•	We were profitable, growing retained earnings to a historic high;

•	We resumed dividend payments to our members;

•	We redeemed $527 million in capital stock of former members;

•	We received approval to convert our capital on January 1, 2012 to a Gramm Leach Bliley Act structure; and

•
We also received approval for the excess capital stock repurchase plan, which outlines quarterly assessments of our capacity to repurchase members' excess capital stock they no longer wish to hold. In February 2012, we repurchased $500 million of members' excess capital stock in our first such repurchase.

2011 Financial Highlights

•
We recorded net income of $224 million for 2011, down 39% from income of $366 million in 2010, due primarily to lower net interest income resulting from a lower level of prepayment fees, which were unusually high in 2010. Prepayment fees, net of fair value hedge adjustments, were $23 million in 2011, down from $169 million in 2010. Gains from derivatives and hedging activities increased to $70 million in 2011 from $52 million in 2010. However, the $50 million charge to provide additional funds to promote affordable housing and economic development in our district was the primary reason non-interest expense increased $53 million (40%) to $184 million in 2011. We expect to announce plans for this initiative in late 2012.

•	Other-than-temporary impairment (OTTI) charges on our private-label MBS portfolio continue to negatively impact earnings; OTTI charges were $68 million in 2011, down from $163 million in 2010.

•
Non-interest expenses, excluding the one-time charge of $50 million to fund the affordable housing and economic development program, increased $3 million (2%) to $134 million. Non-interest expenses include operating expenses, which were lower in 2011, as well as expenses associated with regulatory oversight, which were higher in 2011. Our ongoing efforts to streamline our operations to reduce our future base level of operating expenses contributed to the Bank's overall financial success.

•
Advances outstanding at year-end 2011 were $15.3 billion, 19% lower than the previous year-end level of $18.9 billion. While many members remain liquid, we are showing members how advances can benefit their long-term earnings and interest rate risk management goals, even in this extraordinary low-rate environment.

•
MPF Loans held in portfolio declined $4.2 billion (23%) to $14.1 billion. These reductions are a direct result of our 2008 decision not to add MPF Loans to our balance sheet. We increased our allowance for credit loss from $33 million to $45 million consistent with the increase in our nonperforming and impaired MPF Loan amounts. MPF Loans continue to have lower delinquency rates than the national average for conventional conforming mortgage loans. MPF Xtra loan volume was $1.8 billion for our PFIs and $2.8 billion for the program overall.

•
Total investment securities decreased less than 1% to $38.7 billion, reflecting the completion of our investment purchases to build an “income bridge” through balance sheet restructuring over the past three years.

•
Total assets fell $12.8 billion (15%) to $71.3 billion. We anticipate that the overall size of the Bank will continue to fall with MPF Loans continuing to pay down and investment securities maturing as we seek to operate at the scale dictated by the level of our members' borrowing.

•
As a result of our net income, our retained earnings grew $222 million to $1.3 billion. Our strong earnings over the past two years have built our retained earnings, providing better protection for member capital and facilitating $1 billion in stock repurchases and redemptions, beginning with the redemption of former members' stock in 2011.

•
We awarded $24 million in grants through our competitive Affordable Housing Program (AHP) and $10 million in assistance through our Downpayment Plus (DPP) Program. For 2012, we have allocated $20 million for AHP and $10 million for DPP. We will be working with both the Illinois Housing Development Authority and the Wisconsin Housing Economic and Development Authority to link our programs to leverage their impact. Helping our members reach their social goals and fulfill their Community Reinvestment Act requirements through our products and programs are important components of the member value proposition.

In summary, we believe the Bank is financially strong and positioned to add value to our members. We continue our efforts to streamline our operations to reduce our future base level of operating expenses to contribute to the Bank's overall financial success. We also continue to work with our members to enhance our products and services and contribute to the growth of our advances portfolio as we seek to operate at the scale dictated by the level of our members' borrowing.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Net Interest Income

Net interest income equals the difference between interest income that we receive on our interest earning assets and the interest expense we pay on interest bearing liabilities, adjusted for the following:

•	Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;

•	Amortization of premiums;

•	Accretion of discounts;

•	Amortization of hedge adjustments;

•	Advance prepayment fees; and

•	MPF CE fees.

Certain components of net interest income before the provision for credit losses are presented in the tables below. The calculation of these components includes the following considerations:

•	Average daily balances are computed using amortized cost balances and do consider changes in fair value.

•
Nonaccrual MPF Loans held in portfolio are included in average daily balances used to determine the effective yield/rate. Interest income on MPF Loans includes amortization as detailed in MPF Premium and Basis Adjustment Amortization on page 54.

•	Interest and effective yield/rate includes all components of net interest income as discussed above.

The tables below also present the increase or decrease in interest income and expense due to volume or rate variances. Any material change due to the combined volume/rate variance has been allocated pro ratably to volume and rate. The calculation is based on a comparison of average daily balances and rates.

2011 compared to 2010

	December 31, 2011				December 31, 2010			Increase (decrease) in net interest due to
For the year ended	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold and securities purchased under agreements to resell	$7,349	$8		0.11%	$10,056	$19	0.19%	$(5)	$(6)	$(11)
Investments	38,715	1,240		3.20%	36,527	1,277	3.50%	76	(113)	(37)
Advances	15,925	259		1.63%	20,082	516	2.57%	(107)	(150)	(257)
MPF Loans held in portfolio	15,778	737		4.67%	20,942	962	4.59%	(237)	12	(225)
Total Interest Income on Assets	77,767	2,244		2.89%	87,607	2,774	3.17%	(273)	(257)	(530)
Deposits	730	—	*	0.02%	943	1	0.11%	—	(1)	(1)
Securities sold under agreements to repurchase	1,172	17		1.45%	1,200	18	1.50%	—	(1)	(1)
Consolidated obligation discount notes	21,061	357		1.70%	23,142	387	1.67%	(35)	5	(30)
Consolidated obligation bonds	50,739	1,276		2.51%	58,533	1,534	2.62%	(204)	(54)	(258)
Mandatorily redeemable capital stock	525	—	*	0.10%	491	—	—%	—	—	—
Subordinated notes	1,000	57		5.70%	1,000	57	5.70%	—	—	—
Total Interest Expense on Liabilities	75,227	1,707		2.27%	85,309	1,997	2.34%	(239)	(51)	(290)
Net yield on interest-earning assets	$77,767	$537		0.69%	$87,607	$777	0.89%	(34)	$(206)	$(240)

*	Less than $1 million.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income throughout 2011 declined compared to 2010, mainly due to the following:

•
Interest income from advances declined as both lending volume and interest rates fell throughout 2011. The decline in volume resulted from a general reduction in demand for advances by members across our district; however, the majority of the reduction in our advances balance resulted from three members who made large advance prepayments or paydowns in 2011. See Advances on page 53 for details. We believe the decline in demand resulted from elevated deposit levels and capital constraints on our members' balance sheets. A decline in interest rates and reduced prepayment fees recognized in 2011 also contributed to the decline in interest income compared to 2010. Though advance prepayments were lower in 2011, we experienced certain members capitalizing on the low interest rate environment by prepaying their higher rate advances and taking out extended duration, lower rate advances. While these transactions will not impact our average balances reported, they will impact the average yield we earn on our advance portfolio.

•
Interest income from MPF Loans continued to decline along with MPF Loans outstanding during 2011 as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for immaterial amounts of MPF Loans to support affordable housing. Yields on MPF Loans did not change significantly.

•
The decline in interest income in 2011 was partially offset by the reduction in interest expense on our consolidated obligations. This reduction corresponds to our reduced funding needs for advances and MPF Loans, which have led to lower outstanding balances of consolidated obligations during the year. We continued to experience a favorable funding environment in 2011.

•
Net interest income also declined as a result of fair value and cash flow hedging activity. Specifically, the low interest rate environment resulted in negative net interest settlements attributable to open derivative hedging activity. The amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. See Note 10 - Derivatives and Hedging Activities to the financial statements for further details.

2010 compared to 2009

	December 31, 2010			December 31, 2009			Increase (decrease) in net interest due to
For the year ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold and securities purchased under agreements to resell	$10,056	$19	0.19%	$8,006	$14	0.17%	$4	$1	$5
Investments	36,527	1,277	3.50%	26,232	1,077	4.11%	423	(223)	200
Advances	20,082	516	2.57%	28,410	601	2.12%	(176)	91	(85)
MPF Loans held in portfolio	20,942	962	4.59%	26,901	1,264	4.70%	(280)	(22)	(302)
Total Interest Income on Assets	87,607	2,774	3.17%	89,549	2,956	3.30%	(29)	(153)	(182)
Deposits	943	1	0.11%	1,111	1	0.09%	—	—	—
Securities sold under agreements to repurchase	1,200	18	1.50%	1,200	26	2.17%	—	(8)	(8)
Consolidated obligation discount notes	23,142	387	1.67%	35,610	376	1.06%	(132)	143	11
Consolidated obligation bonds	58,533	1,534	2.62%	47,046	1,916	4.07%	468	(850)	(382)
Mandatorily redeemable capital stock	491	—	—%	430	—	—%	—	—	—
Subordinated notes	1,000	57	5.70%	1,000	57	5.70%	—	—	—
Total Interest Expense on Liabilities	85,309	1,997	2.34%	86,397	2,376	2.75%	336	(715)	(379)
Net yield on interest-earning assets	$87,607	$777	0.89%	$89,549	$580	0.65%	$(365)	$562	$197

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

While gross interest income declined, our funding costs declined by an even greater amount for 2010 compared to 2009:

•	We replaced a portion of the maturities and prepayments of advances and mortgage assets with investment securities that we believe have low credit and market risk.

•
We lengthened the term on our debt issuances in 2010 compared to 2009 as spreads to LIBOR contracted from the wider spreads experienced during the financial crisis and shorter-term and callable consolidated obligation bonds became more favorable than shorter-term discount notes on a relative cost basis.

•
Interest income from advances declined primarily as a result of decreased member demand. Contractual yields on our advances were also marginally lower, reflecting declining market rates on new and rolled-over advances. However, total yields on advances, which include hedging adjustments and prepayment fees, increased significantly compared to the prior year periods as we experienced higher than usual prepayments on advances. For 2010, we recorded net prepayment fee income of $169 million, which included write-offs of previously deferred hedge adjustment losses of $44 million. For 2009 we recorded net prepayment fee income of $17 million, which included $49 million in related hedge adjustment losses. The higher prepayment fee volume in 2010 was primarily related to FDIC resolutions of our members. In connection with the advance prepayments, we also incurred a loss of $30 million related to extinguished and transferred debt that was funding a portion of the advances prepaid during 2010, which we recorded in non-interest gain (loss).

•	Interest income from MPF Loans continued to decline along with our overall MPF Loan balance outstanding during 2010.

•
We hedge our duration and convexity profile by using a combination of derivatives placed in hedge accounting relationships. As our duration and convexity profile changed over time as MPF Loan prepayments increased or decreased, certain hedge accounting relationships were de-designated. This has resulted in fair value hedging adjustments of consolidated obligations and MPF Loans as well as amounts related to cash flow hedges being deferred in other comprehensive income and amortized as negative yield adjustments to the underlying assets or liabilities still outstanding or cash flows being hedged. This amortization continued to negatively impact our net interest income in 2010.

Non-Interest Income Gain (Loss)

For the years ended December 31,	2011	2010	2009
OTTI impairment charges, credit portion	$(68)	$(163)	$(437)
Trading securities	(61)	(17)	(14)
Sale of available-for-sale securities	—	10	19
Derivatives and hedging activities	70	52	(83)
Instruments held at fair value option	(12)	8	2
Early extinguishment of debt, including $0, ($17), and ($5) from debt transferred to other FHLBs	(20)	(30)	(5)
Other, net -
MPF Xtra and other MPF administration fees	11	9	7
All other	17	4	4
Total non-interest gain (loss)	$(63)	$(127)	$(507)

2011 compared to 2010

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

We actively monitor the credit quality of our MBS. It is not possible to predict whether we will have additional OTTI charges in the future because that will depend on many factors, including economic, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

additional losses on these investment securities. Further, increases in the time period for processing foreclosures and foreclosure delays by several major mortgage servicers may result in loss severities beyond current expectations, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices. See Note 6 - Investment Securities to the financial statements. All of the MBS impaired in 2011 had also been impaired in prior periods; there were no newly impaired MBS.

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

Fair Value and Cash Flow Hedges

•
We recognized losses due to net ineffectiveness on our fair value hedge accounting relationships in 2011. The loss resulted from the difference in interest rate sensitivities between the interest rate derivatives used as hedging instruments and the underlying hedged assets or liabilities. These losses were more than offset by gains related to our cash flow hedge accounting relationships recognized for 2011. These gains were mostly related to the recognition of previously deferred cash flow hedge adjustments as the result of the prepayment of certain variable-rate advances.

Economic Hedges

•
Economic hedges are hedges that do not receive hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During the first half of 2011, interest rate volatility declined, which resulted in a decrease in the value of options in the portfolio and a corresponding net loss on these derivatives. During the second half of 2011, interest rates decreased significantly which contributed to an overall net gain on economic MPF Loan hedges for the year. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedging expenses from period to period.

•
We elected the fair value option for a portion of our advances, consolidated obligation bonds and discount notes to economically hedge the interest rate risk associated with these instruments. Although the impact on advances and discount notes were not material, we had large net gains on economic hedges of our consolidated obligation bonds elected for the fair value option, caused mainly by interest received on these derivatives which is recorded in derivatives and hedging activity.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Details on the impact of our derivative and hedging activities, which include hedge ineffectiveness and economic hedge activity, were as follows:

					Consolidated Obligation
	Advances		Investments	Mortgage Loans	Discount Notes	Bonds	Total
For the year ended December 31, 2011
Amortization/accretion of hedging activities in net interest income	$(20)		$—	$(51)	$(18)	$(45)	$(134)
Net interest settlements included in net interest income	(142)		(137)	(8)	(312)	295	(304)
Total hedging activities recorded in net interest income	(162)		(137)	(59)	(330)	250	(438)

Fair value hedges	9		(14)	(5)	—	(9)	(19)
Cash flow hedges	37	[a]	—	—	4	—	41
Economic hedges	(1)		(4)	17	1	35	48
Total recorded in derivatives and hedging activities	45		(18)	12	5	26	70

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—		(50)	—	—	—	(50)
Instruments held under fair value option	—		—	—	—	(12)	(12)

Total net effect of hedging activities	$(117)		$(205)	$(47)	$(325)	$264	$(430)
Trading securities - unhedged	$—		$(11)	$—	$—	$—	$(11)

For the year ended December 31, 2010
Amortization/accretion of hedging activities in net interest income	$(17)		$—	$(38)	$(19)	$(39)	$(113)
Net interest settlements included in net interest income	(226)		(104)	(47)	(323)	360	(340)
Total hedging activities recorded in net interest income	(243)		(104)	(85)	(342)	321	(453)

Fair value hedges	15		(6)	(3)	—	16	22
Cash flow hedges	—		—	—	5	—	5
Economic hedges	—		(7)	(6)	10	28	25
Total recorded in derivatives and hedging activities	15		(13)	(9)	15	44	52

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—		(10)	—	—	—	(10)
Instruments held under fair value option	—		—	—	(1)	9	8

Total net effect of hedging activities	$(228)		$(127)	$(94)	$(328)	$374	$(403)
Trading securities - unhedged	$—		$(7)	$—	$—	$—	$(7)

[a]
The increase in gains on derivatives and hedging activities related to advance cash flow hedging was due to the immediate recognition of previously deferred hedge adjustments as certain advances were prepaid during the period.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Extinguishment of Debt

We incurred $20 million in losses related to extinguishing a portion of our outstanding consolidated obligation bonds. Our objective in regards to these extinguishments was to strengthen future net interest income by reducing a portion of our existing high cost debt. The extinguishments are funded with the excess cash received from certain interest earning assets that have matured or prepaid, and that are not expected to be replaced.

MPF Xtra and MPF Administration Fees

We earn fees for loans funded through the MPF Xtra product. These fees are deferred at the initial funding and recognized over the life of the MPF Xtra loan. As MPF Xtra loan volume continued to grow in 2011, the fees we recognized for administering these loans also increased, to $4 million in 2011 from $3 million in 2010. As of December 31, 2011 there were $7.2 billion of MPF Xtra loans outstanding compared to $5.7 billion at December 31, 2010, with deferred fees of $16 million at December 31, 2011, compared to $13 million at December 31, 2010.

We also earn fees for administering the MPF Program for other FHLBs. As other FHLBs continued to fund MPF Loans for their balance sheets throughout 2011, we earned fees accordingly. We earned $7 million and $6 million of MPF administration fees in 2011 and 2010, respectively.

Private-label MBS Dispute Settlement

In July of 2011, we reached a settlement in connection with a dispute related to certain of our private-label MBS. The settlement was reached with a third party that is not a current defendant in the private-label MBS litigation outstanding. We received and recognized into other income the total settlement amount of $14.5 million in July.

2010 compared to 2009

OTTI impairment charges, credit portion
Our 2010 OTTI charges resulted primarily from an increase in projected losses on the collateral underlying certain private-label residential MBS. The reduction in credit losses attributable to OTTI compared with 2009 primarily reflects a slower decline of credit quality and certain other factors affecting the expected performance of the mortgage loans underlying our private-label MBS, such as home prices, payment patterns, and unemployment rates. See Note 6 - Investment Securities to the financial statements.

Following is a table presenting the breakdown between newly impaired MBS and those that were also previously impaired in prior periods.

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

Trading Securities

Losses on trading securities in 2010 compared to gains in 2009 resulted mainly from recognizing acquisition premiums as part of the change in fair value attributable to certain trading securities acquired earlier. As these trading securities continue to approach par value over time, the related premiums will continue to be recognized as losses as part of the change in fair value until maturity or sale of the securities.

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

As noted in Note 2 - Summary of Significant Accounting Policies to the financial statements, we elected on July 1, 2010 the fair value option for certain held-to-maturity securities which were then reclassified to trading securities. As an effect of adoption, a $25 million gain was recorded as an adjustment to the 2010 third quarter's beginning retained earnings balance. Unless these securities are sold prior to maturity or pay-down, we anticipate that over the next three years this gain will reverse through losses on trading securities in net income as the security nears its maturity price of par.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Details on the impact of our derivative and hedging activities, which include hedge ineffectiveness and economic hedge activity, were as follows:

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
For the year ended December 31, 2010
Amortization/accretion of hedging activities in net interest income	$(17)	$—	$(38)	$(19)	$(39)	$(113)
Net interest settlements included in net interest income	(226)	(104)	(47)	(323)	360	(340)
Total hedging activities recorded in net interest income	(243)	(104)	(85)	(342)	321	(453)

Fair value hedges	15	(5)	(3)	—	15	22
Cash flow hedges	—	—	—	5	—	5
Economic hedges	—	(7)	(6)	10	28	25
Total recorded in derivatives and hedging activities	15	(12)	(9)	15	43	52

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(10)	—	—	—	(10)
Instruments held under fair value option	—	—	—	(1)	9	8

Total net effect of hedging activities	$(228)	$(126)	$(94)	$(328)	$373	$(403)
Trading securities - unhedged	$—	$(7)	$—	$—	$—	$(7)

For the year ended December 31, 2009
Amortization/accretion of hedging activities in net interest income	$(72)	$—	$4	$(19)	$(96)	$(183)
Net interest settlements included in net interest income	(238)	(25)	(79)	(238)	230	(350)
Total hedging activities recorded in net interest income	(310)	(25)	(75)	(257)	134	(533)

Fair value hedges	7	4	(20)	—	94	85
Cash flow hedges	—	—	—	7	—	7
Economic hedges	(1)	(7)	(167)	—	—	(175)
Total recorded in derivatives and hedging activities	6	(3)	(187)	7	94	(83)

Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(16)	—	—	—	(16)
Instruments held under fair value option	(1)	—	—	—	3	2

Total net effect of hedging activities	$(305)	$(44)	$(262)	$(250)	$231	$(630)
Trading securities - unhedged	$—	$2	$—	$—	$—	$2
Extinguishment of Debt

As the size of our balance sheet declined during 2010, we incurred losses related to extinguishing a portion of our outstanding consolidated obligation bonds. Our objective in regards to these extinguishments was to strengthen future net interest income by reducing a portion of our existing high cost debt. The extinguishments were funded with the excess cash received from certain interest earning assets that have matured or prepaid, and that were not expected to be replaced. We did not have a significant amount of debt extinguishment/transfer losses in 2009.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Xtra and MPF Administration Fees

We earn fees for loans funded through the MPF Xtra product. These fees are deferred at the initial funding and recognized over the life of the MPF Xtra loan. As MPF Xtra loan volume continued to grow in 2010, the fees we recognized for administering these loans also increased, to $3 million in 2010 from less than $1 million in 2009. As of December 31, 2010 there were $5.7 billion of MPF Xtra loans outstanding compared to $3.2 billion at December 31, 2009, with deferred fees of $13 million at December 31, 2010, compared to $7 million at December 31, 2009.

We also earn fees for administering the MPF Program for other FHLBs. As other FHLBs continued to fund MPF Loans for their balance sheets throughout 2010, we earned fees accordingly. We earned $6 million of MPF administration fees in each of the years ending December 31, 2010 and 2009.

Non-Interest Expense

For the years ended December 31,	2011	2010	2009

Compensation and benefits, excluding pension plan expense	$52	$51	$54
Pension plan expense	7	15	8
Total compensation and benefits	59	66	62
Other operating expenses	35	39	51
FHFA	11	4	3
Office of Finance	4	4	3
Other Community Investment	50	—	—
MPF Program expense	6	6	7
Real estate owned (REO) losses (gains), net of expenses	14	10	1
Other	5	2	1
Total non-interest expense	$184	$131	$128

2011 compared to 2010

Our compensation and benefits costs, excluding pension plan expense increased due to severance-related costs associated with streamlining our operations and improving our member service delivery capabilities. Our pension plan required lower funding resulting from improved market performance of the multi-employer plan's assets. Pension expense is heavily dependent on changes in interest rates and market returns and can fluctuate from period to period.

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

Other community investment consists of a one-time charge incurred in 2011. On December 27, 2011, our Board of Directors approved a plan to supplement our current affordable housing and community investment programs with $50 million in additional funds to be used to promote affordable housing and economic development in our district. We recognized a one time charge of $50 million in the fourth quarter related to the funding of this initiative.  We are in the process of developing the framework for the use of these funds, which will be deployed by the end of 2014. This allocation resolves a dispute over an interpretation of regulatory compliance pertaining to investments made in 2010. Earlier in December, 2011, we entered into discussions with the FHFA over the issues in dispute with the goal of resolving them as expeditiously as possible. We agreed to resolve them by allocating a portion of the income we have earned (and will continue to earn) as a result of the acquisition of these investments. This program will be in addition to our other Community Investment programs in 2012, 2013, and 2014.

Expenses over which we do not have direct control have increased. Our share of costs to fund the operations of the FHFA were higher due to increased operating expenses they are incurring, and a one-time allocation adjustment of $2 million in the first quarter of 2011. Increased REO losses, primarily to maintain property and pay taxes over increasing lengths of time to dispose of property, were incurred as a result of continued stress in the residential mortgage market and we expect to recognize continued elevated REO losses for the foreseeable future until the general residential real estate market improves. The increase in other non-interest expenses consists primarily of legal fees recognized in July of 2011 when we reached a settlement in connection with a dispute related to certain of our private-label MBS. The settlement received was recorded in non-interest gain (loss).

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2010 compared to 2009
We continued to make progress on our long-term strategic objective to reduce our non-interest expenses, which were down for 2010 from 2009. However, our pension plan expense and REO losses increased dramatically in 2010 compared to prior years. Pension expense increased due to a reduction in interest rates causing an increase in the estimated plan costs for 2010.  This low interest rate environment also increased the plan liability, which resulted in a decrease in the plan's funded status and corresponding additional funding cost at, and for the year-ended, December 31, 2010.
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
As further discussed in Joint Capital Enhancement Agreement with the Other FHLBs on page 64, in 2011 we entered into the Joint Capital Enhancement Agreement, which allocates that portion of each FHLB's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings account at that FHLB.

We will continue to fund the AHP program which is calculated as 10% percent of income before assessments, on an annualized basis. Losses in one quarter may be used to offset income in other quarters, but only within the same calendar year. Losses for an entire year can not be carried back or carried forward and used as a credit against other years. Adjustments to retained earnings for changes in accounting principles or guidance have no impact on our AHP expenses or accruals. Since the 10% AHP rate was previously calculated after the assessment for REFCORP which is no longer being assessed, the effective rate assessed to AHP will be slightly higher going forward than before. See Note 13 - Affordable Housing Program (AHP) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

As of December 31,	2011	2010
Cash and due from banks	$1,002	$282
Federal Funds sold	950	3,018
Securities purchased under agreement to resell	825	4,225
Investment securities	38,728	38,996
Advances	15,291	18,901
MPF Loans held in portfolio, net	14,118	18,294
Other	341	400
Total assets	$71,255	$84,116
Consolidated obligation discount notes	$25,404	$18,421
Consolidated obligation bonds	39,880	57,849
Subordinated notes	1,000	1,000
Other	1,679	3,897
Total liabilities	67,963	81,167
Capital stock	2,402	2,333
Total retained earnings	1,321	1,099
Accumulated other comprehensive income (loss)	(431)	(483)
Total capital	3,292	2,949
Total liabilities and capital	$71,255	$84,116

Cash and due from banks, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in cash and due from banks, Federal Funds sold and securities purchased under agreements to resell will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt,

•	Liquidity requirements,

•	Counterparties available,

•	Collateral availability on securities purchased under agreements to resell.
Over the past year, overnight rates for Federal Funds sold and securities purchased under agreements to resell have trended downward and even have fallen below zero in some instances. In addition, the European sovereign debt crisis has caused us to reduce our exposure to certain counterparties, which has led to a smaller position in Federal Funds sold and securities purchased under agreements to resell.
Investment Securities
Investment securities remained relatively flat year over year. As securities in our held-to-maturity portfolio paid down or matured, we reinvested a portion of the proceeds in securities held in our trading portfolio to support our overall liquidity position. We also re-invested a portion of our balances in Federal Funds sold and securities purchased under agreements to resell into our portfolio classified as trading for accounting purposes. Our balance in available-for-sale securities was essentially unchanged from prior year end.
The largest portion of our investment portfolio was acquired to create an income bridge to transition our primary business to advances. In connection with the approval of our Capital Plan, the FHFA now requires and our Board has resolved that we obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 24. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we reposition our balance sheet for reductions associated with repurchases and redemptions of excess capital stock.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Advances declined at December 31, 2011 compared to December 31, 2010. Several factors continue to contribute to lower levels of advances, including loan demand in members' markets, relatively high deposits on members' balance sheets, and members' efforts to strengthen capital ratios. In addition, we have experienced several significant advances paydowns over the past year primarily resulting from member mergers and resolutions.

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

•
Bank of America, National Association (Bank of America) prepaid their entire advance balance outstanding in the second quarter of 2011. Their balance outstanding at December 31, 2010, and at the time of prepayment was $1.251 billion. Bank of America is not a member and assumed the outstanding advances as part of its acquisition of our former member, LaSalle Bank, N.A.

•	Associated Bank, National Association paid down $901 million in advances during 2011.

The following table details the amounts of the various types of advances we had outstanding.

As of December 31,	2011	2010
Adjustable/variable rate indexed	$3,672	$5,093
Fixed rate	11,210	13,329
Amortizing - fixed rate	208	248
Other fixed rate	—	1
Total par value	15,090	18,671
Hedging adjustments	189	227
Other adjustments	12	3
Total advances	$15,291	$18,901

The following table sets forth the outstanding par amount of advances of the five largest advance borrowers:

	Five Largest Advance Borrowers
December 31, 2011	Par	%
BMO Harris Bank National Association	$2,375	16%
State Farm Bank, F.S.B.	1,600	11%
Associated Bank, National Association	1,500	10%
The Northern Trust Company [a]	1,001	7%
Bankers Life and Casualty Company	750	5%
All other borrowers	7,864	51%
Total par value	$15,090	100%

[a]	An officer of this member was an FHLB director at December 31, 2011.

MPF Loans Held in Portfolio, net

MPF Loans continue to pay down as we no longer are adding material MPF Loans on our balance sheet. This is part of our overall business strategy to focus on our traditional role of providing advances to our members. Thus, the rate of decline in our MPF Loan balance is dependent on the speed at which borrowers prepay their mortgages.

On a percent basis, the speed of prepayments during 2011 compared similarly for the same period in 2010. Though the mortgage rate environment has remained historically low, should market mortgage rates rise in future periods, we would expect prepayment rates to decline. However, if rates should fall further, we could expect additional prepayments to occur. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

mortgage rate movement.
The following tables summarize MPF Loans held in portfolio by property type and product type. Most MPF Loans held on our balance sheet carry a premium or discount, though MPF Loans are typically purchased at a premium. Medium term is for an initial contractual maturity of 15 years or less, and long term is for an initial contractual maturity of greater than 15 years. Details of the various product types can be found in an MPF Product Comparison Table on page 13.

Property Type	2011	2010
Single Family Residence	87%	88%
Planned Unit Development	6%	6%
Condominium	5%	5%
Two to Four Unit Property	2%	1%
Total by property type	100%	100%

Product type	2011			2010
As of December 31,	Medium Term	Long Term	Total	Medium Term	Long Term	Total
MPF conventional loans
Original MPF	$499	$1,318	$1,817	$741	$1,736	$2,477
MPF 100	471	979	1,450	737	1,339	2,076
MPF 125	97	278	375	140	345	485
MPF Plus	2,622	5,168	7,790	3,625	6,470	10,095
Government	121	2,412	2,533	152	2,771	2,923
Total par value of MPF Loans	$3,810	$10,155	13,965	$5,395	$12,661	18,056
Net premiums, credit enhancement and deferred loan fees			53			70
Hedging adjustments			145			201
Total before allowance for credit losses			14,163			18,327
Allowance for credit losses			(45)			(33)
Total MPF Loans held in portfolio, net			$14,118			$18,294

PFI repurchases as a result of PFI breaches of a representation or warranty of MPF Loans held in our portfolio or MPF Xtra loans resold to Fannie Mae were not material for all years presented.

MPF Premium and Basis Adjustment Amortization. The following table summarizes information related to our net premium (discount) and hedge accounting cumulative basis adjustments on MPF Loans.

Years ended December 31,	2011	2010	2009
Net premium amortization (increase) decrease to interest income	$19	$29	$53
Net amortization (increase) decrease of closed basis adjustments to interest income	51	38	(4)

As of December 31,	2011	2010
Net premium balance on MPF Loans	$50	$67
Cumulative basis adjustments on MPF Loans [a]	40	50
Cumulative basis adjustments closed portion	105	151
MPF Loans, par balance	13,965	18,056
Premium balance as a percent of MPF Loans	0.36%	0.37%

[a]	Includes hedge accounting adjustments in hedge relationships that are still outstanding and loan commitment basis adjustments.

The change in cumulative basis adjustments on MPF Loans is primarily attributable to discontinuing certain fair value hedge relationships. Specifically, once the hedge relationship is discontinued, the closed portion of any remaining fair value hedge adjustments is amortized into interest income over the contractual life of the individual MPF Loans, which causes variability in interest income as interest rates rise or fall and related mortgage prepayment activity fluctuates.

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

Because Federal Funds sold are unsecured, our current policy and FHFA regulations restrict these investments to short maturities and counterparties rated BBB or higher.  Under our current policy, we may sell Federal Funds with investment grade counterparties.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.

We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See Credit Risk - Investments on page 72 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity include trading securities, maturing advances, and the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures

We use three different measures of liquidity as follows:

Overnight Liquidity - During 2011, our Asset/Liability Management Policy (ALM Policy) required us to maintain overnight liquid assets at least equal to 3.5% of total assets, a level which may be revised by our Asset/Liability Committee. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, and paydowns of advances and MPF Loans with one day to maturity. As of December 31, 2011, our overnight liquidity was $4.0 billion, or 6% of assets, giving us excess overnight liquidity of $1.5 billion.

Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2011, we had excess liquidity of $2.0 billion to support member deposits.

Contingency Liquidity - FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a NRSRO. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $19.5 billion as of December 31, 2011.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we can not access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we can not access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. We may fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see Risk Factors on page 24.

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

Funding

Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the year ended December 31, 2011, net cash provided (used) by operating activities was $(752) million. This resulted from net income adjusted for non-cash adjustments, primarily the gains (losses) due to change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances and MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the year ended December 31, 2011, net cash provided (used) by investing activities was $14.3 billion. This resulted from a net decrease in short-term investments such as federal funds sold and securities purchased under agreements to resell, principal collected on advances and MPF Loans, and proceeds from the maturities, sales, and paydowns of investment securities.  Partially offsetting these cash inflows were purchases of investment securities.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the year ended December 31, 2011, net cash provided (used) in our financing activities was $(12.9) billion. This was primarily driven by net pay downs of our consolidated obligations.
Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2011, the FHLB consolidated obligations are rated AA+/Aaa (with a negative outlook) by S&P and Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

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

	Discount Notes			Short-Term Consolidated Obligation Bonds
Par values as of or for the year ended December 31,	2011	2010	2009	2011	2010	2009
Outstanding at period end	$25,411	$18,432	$22,144	$485	$2,040	$1,630
Weighted average rate at period-end	0.05%	0.15%	0.19%	0.17%	0.42%	0.62%
Daily average outstanding for the year-to-date period	$21,061	$23,142	$35,610	$997	$3,204	$2,770
Weighted average rate for the year-to-date period [a]	0.13%	0.19%	0.34%	0.36%	0.44%	1.65%
Highest outstanding at any month-end during the year-to-date period	$26,465	$28,815	$43,018	$1,740	$5,815	$4,720

[a]	Excludes hedging adjustments.

The following presents our net cash flow issuances (redemptions) by type of consolidated obligations:

For the year ended December 31,	2011	2010	2009
Net discount note	$6,989	$(3,716)	$(7,322)
Net bond	(18,320)	(511)	3,619
Total consolidated obligations	$(11,331)	$(4,227)	$(3,703)

Total consolidated obligations declined as the reduction in our total assets, principally in advances and MPF Loans, required less funding. However, to take advantage of historically low interest rates on the shorter end of the yield curve, we increased our reliance on discount notes, which typically mature in less than one year. If in the future the yield curve were to flatten or even revert to a tighter monetary policy where short term rates were less advantageous, we would likely increase our reliance on longer term bonds to fund our assets.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	2011			2010
Par values as of December 31,	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$501,693	$190,175	$691,868	$601,896	$194,478	$796,374
FHLB Chicago as primary obligor	$39,964	$25,411	$65,375	$58,275	$18,432	$76,707
As a percent of the FHLB System	8%	13%	9%	10%	9%	10%

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

Any assets subject to a lien or pledge for the benefit of holders of an issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of calculating compliance with this requirement. We were in compliance with this requirement at all times during 2011. At December 31, 2011, the Bank had eligible assets free from pledges of $70.5 billion,

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

compared to its participation in outstanding consolidated obligations of $65.3 billion. The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides us with information on capital market developments, manages our relationship with ratings agencies with respect to consolidated obligations, and prepares the FHLBs' combined quarterly and annual financial statements.

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

Subordinated Notes

Under the FHLB Act, no FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, on June 13, 2006, we issued $1 billion of subordinated notes which mature on June 13, 2016.  The subordinated notes were rated Aa2 by Moody's and AA- by S&P at the time of issuance. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than the Bank. See Note 15 - Subordinated Notes to the financial statements for further details.

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

The table below presents average deposit balances and the rate paid for the past three years:

For the years ended December 31,	2011		2010	2009
Average outstanding interest bearing	$730		$942	$1,111
Average outstanding non-interest bearing	103		155	299
Interest expense	—	*	1	1
Weighted average rate interest bearing	0.02%		0.11%	0.09%

*	Less than $1 million

Conditions in Financial Markets

Overall, the financial markets experienced significant volatility in 2011, mainly driven by global events. During the first quarter of 2011, economic indicators started to show signs that the U.S. economy was on firmer footing. However, early in the quarter, markets became uneasy due to global unrest in Northern Africa and the Middle East. Market participants feared that an oil shock could translate into higher gas prices which could ultimately stifle U.S. economic recovery.

The second quarter of 2011 began with discussions of an economic “soft patch” which was mainly driven by “short-term” factors of higher commodity prices and automobile manufacturing disruptions related to the Japanese earthquake and tsunami. May's unemployment data came in much lower than expected. This combined with continued pressure on housing prices and concerns about the financial stability of Greece, fueled a significant rally in U.S. Treasury securities in the second half of the quarter. The Federal Reserve completed its current “Quantitative Easing” program (QE2), announced in November 2010. It purchased a total of $767 billion in U.S. Treasury securities which included $600 billion in outright purchases, as well as agency debt and MBS principal reinvestments. The expiration of the QE2 program on June 30, 2011 did not have a material impact on the FHLB System's funding costs.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

In the third quarter the market experienced significant volatility and negative economic sentiment. In mid-July, the debt ceiling debate took center stage with an ultimate agreement reached in early August. While this calmed the markets temporarily, later that week, Standard and Poor's downgraded the U.S. government's credit rating to AA+. Although the credit ratings of the FHLBs of Chicago and Seattle were already rated AA+, this resulted in a downgrade of the other 10 FHLBs and of FHLB System-wide consolidated obligations debt as well. Although these credit rating actions did not have a material effect on the FHLBs' funding costs, future ratings changes may impact us as further discussed in Risk Factors on page 24.

Negative economic data and concerns about European sovereign and bank debt continued to weigh on the markets. In August, the Federal Reserve anticipated that it would keep the federal funds rate in the target range of 0 to 0.25 percent at least through mid-2013. In September, the Federal Reserve announced “operation twist” in which it began to sell $400 billion in Treasury securities with maturities of 3-years or less and replace those with U.S. Treasury securities with maturities of 6- to 30-years. As part of this program, the Federal Reserve also pledged to reinvest holdings that mature from its agency debt and MBS portfolio back into agency MBS securities, instead of U.S. Treasury securities.

U.S. economic conditions stabilized somewhat early in the fourth quarter. Late in the quarter, economic data including a reduction in the unemployment rate, showed signs that U.S. economy was improving slightly. This positive sentiment was partially offset by continued concerns about European sovereigns, bank exposure to European sovereign debt and the impact of a possible European recession on other economies. As a result of the European concerns, three month LIBOR rose more than 0.2 percent over the course of the fourth quarter.

Despite market volatility, the FHLBs had ready access to debt funding in 2011. In 2011, the FHLBs issued $412 billion in consolidated obligation bonds, over $100 billion less than the previous year. Over the course of 2011, bond issuance activity was significantly higher in the second and third quarters. The volume of bonds issued in the fourth quarter was only $79 billion, almost half that of the previous quarter. In 2011, the FHLBs issued a total of $14.3 billion in global fixed-rate consolidated bonds under the Global Issuances Program, predominantly in the 2-year sector. One new issue was offered per quarter with two reopenings rounding out the program for the year. During the course of 2011, the combination of market demand for high-quality securities, shrinking supply and financial problems in Europe resulted in continued quarter over quarter improvements in weighted average LIBOR-based bond funding costs for the FHLBs.

Capital Resources

Capital Rules and Minimum Capital Requirements

Prior to implementing our new Capital Plan, our members were required to purchase capital stock pursuant to the FHLB Act. On September 30, 2011, we received approval from the FHFA to implement our new Capital Plan. Under the new Capital Plan, which became effective January 1, 2012, our stock consists of two sub-classes of stock, Class B-1 stock and Class B-2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. For discussion of our capital rules and minimum capital requirements prior to and after conversion to our new Capital Plan, see Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Although the conversion to our new capital structure became effective on January 1, 2012, the following tables summarize on a pro forma basis our new minimum capital requirements as if we had converted as of December 31, 2011.
Total Capital Ratio

Regulations require that we maintain a ratio of total capital to total assets of at least 4%.

	December 31, 2011
	Actual	Pro Forma
Regulatory capital stock	$2,406
Subclass B1 stock		$81
Subclass B2 stock		2,325
Total regulatory capital stock	2,406	2,406
Subordinated notes	800	—
Total retained earnings	1,321	1,321
Total regulatory capital	$4,527	$3,727
Total assets	$71,255	$71,255
Total capital ratio	6.35%	5.23%
Minimum total capital ratio	4.76%	4.00%

Leverage Capital Ratio

Regulations require that we maintain a minimum leverage ratio of total capital to total assets of at least 5%, with total capital modified to be 1.5 times permanent capital plus any general allowance for losses.

	December 31, 2011
	Actual	Pro Forma
Permanent capital (capital stock, including MRCS, and total retained earnings)	$3,727	$3,727
Subordinated notes	800	—
Total regulatory capital	$4,527	$3,727
Leverage capital (permanent capital weighted by 1.5 plus any general allowance for losses)		$5,591
Total assets	$71,255	$71,255
Leverage ratio		7.85%
Minimum leverage ratio		5.00%

Risk-Based Capital Requirement

Regulations require that we maintain permanent capital in an amount equal to or greater than our risk-based capital requirement.

December 31, 2011
Pro Forma
Credit risk capital requirement	$1,147
Market risk capital requirement	16
Operations risk capital requirement	349
Total risk-based capital requirement	$1,512
Permanent capital	$3,727

In addition, under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Capital Amounts

The following table presents our five largest members and reconciles our capital stock reported for regulatory purposes to the amount of capital reported in our statements of condition. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

As of December 31, 2011	Capital Stock		MRCS
BMO Harris Bank N.A. [a]	$312	13%	$—
One Mortgage Partners Corp. [b]	172	7%	—
Associated Bank N.A.	121	5%	—
State Farm Bank, F.S.B.	114	5%	—
The Northern Trust Company [c]	67	3%	—
All other members	1,616	67%	4
Total	$2,402	100%	$4

	December 31, 2011	December 31, 2010
Capital stock	$2,402	$2,333
Total retained earnings	1,321	1,099
Accumulated other comprehensive income (loss)	(431)	(483)
Total GAAP capital	$3,292	$2,949
Capital Stock	$2,402	$2,333
MRCS	4	530
Designated Amount of subordinated notes [d]	800	1,000
Total retained earnings	1,321	1,099
Regulatory capital plus Designated Amount of subordinated notes	$4,527	$4,962
Excess capital stock	$1,064	$1,415

[a]
On July 5, 2011, M&I Marshall & Ilsley Bank merged into Harris National Association and the name was changed to BMO Harris Bank N. A. This was an in-district merger, and no stock was reclassified to MRCS.

[b]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

[c]	An officer of this member was an FHLB director at December 31, 2011.

[d]	See Note 15 - Subordinated Notes to the financial statements.

Components of total GAAP capital increased for the following reasons:

•	Capital stock increased primarily due to issuances of new member capital stock of $75 million.

•	Total retained earnings increased due to our net income of $224 million less dividends paid of $2 million.

•
Our unrealized loss in AOCI decreased due to several factors. Our unrecognized gains on AFS securities increased $365 million. We also recorded accretion of $119 million from unrealized/unrecognized noncredit OTTI losses back to the carrying value on HTM securities. These unrecognized gains and accretion were partially offset by $440 million of unrecognized losses on our cash flow hedges due to market changes. For further details of the changes see Note 18 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Excess capital stock decreased as a result of our redemption of excess capital stock from former members prior to conversion to the new capital structure. Pursuant to the terms of the approved Capital Plan and as required by the C&D Order, we requested permission from the FHFA to redeem the excess capital stock of our former members prior to our conversion to the new capital structure. The FHFA approved our request, so on December 28, 2011 we redeemed $527 million of MRCS for excess capital stock owned by former members that was not required to support outstanding obligations.

Repurchase of Excess Capital Stock

In connection with our new Capital Plan, we also submitted a plan for repurchasing the excess capital stock of current members over a period of time (Repurchase Plan). We received approval from the FHFA on December 22, 2011 to implement the Repurchase Plan, under which we repurchased excess capital stock of $500 million on February 15, 2012, as further discussed in detail in Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements. Although our goal is to repurchase all of the excess capital stock that members no longer wish to hold by the end of 2013 pursuant to the Repurchase Plan, market and financial conditions may prohibit us from doing so, even if the considerations and criteria set forth in the Repurchase Plan are met.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Retained Earnings & Dividends

Our retained earnings at December 31, 2011 exceed our unrealized losses in AOCI by $890 million compared to $616 million at year-end 2010. However, credit deterioration may continue to negatively impact our private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See Risk Factors on page 24.

Dividend Payments

FHFA rules state that FHLBs may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. Under our new Capital Plan, effective January 1, 2012, any dividend declared on Class B-1 shares must be greater than or equal to the dividend declared on Class B-2 shares for the same period, and dividends may be paid in the form of cash or stock. Since resuming dividend payments in February 2011, we have paid dividends in cash rather than stock to comply with FHFA rules, which do not permit us to pay dividends in the form of capital stock if our excess capital stock exceeds 1% of our total assets. As of December 31, 2011, our excess capital stock totaled $1.1 billion, or 1.5% of total assets. On February 15, 2012, we repurchased $500 million of additional excess capital stock; see Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements for details.

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

Under the Policy, we may, but are not required, to pay a dividend out of our net income (with certain adjustments as described below) based on our attainment of the retained earnings target on a quarterly basis and management's assessment of the current adequacy of retained earnings. The Policy's dividend payout schedule provides for no dividend if we meet less than 50% of the retained earnings target, with a maximum dividend of 90% of adjusted net income if we meet 100% or more of the retained earnings target. For these purposes, adjusted net income is income resulting directly from certain business activities, excluding income from such activities as advance prepayments, transfers of debt to other FHLBs and gains or losses resulting from certain hedge practices. Dividends that are permitted under the Policy but not paid in any given quarter may be applied to subsequent quarters if certain requirements set forth in the Policy are met.

In January 2012, the Board resolved that, in addition to the requirement to declare and pay dividends pursuant to our Policy, dividends paid in any given quarter must not exceed, in the aggregate, the average of three-month LIBOR for that quarter on an annualized basis plus 100 basis points. Our Board may not modify or terminate this resolution without the written consent of the Deputy Director of the FHFA.
Our Board of Directors paid cash dividends at an annualized rate of 0.10% in each quarter of 2011 based on the previous quarter's earnings. Total cash paid to shareholders for the year ended December 31, 2011, was $2.838 million, of which $2.345 million was recorded as a dividend and $493 thousand was recorded as interest expense related to MRCS. On February 14, 2012, we also paid a cash dividend at an annualized rate of 0.10% per share, based on our financial results for the fourth quarter of 2011.

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

For more information on the JCE Agreement, see Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Although restricted retained earnings under the JCE Agreement are included in determining whether we have attained the retained earnings target under the Bank's Retained Earnings and Dividend Policy discussed above, these restricted retained earnings will not be available to pay dividends. We do not believe that the requirement to contribute 20% of our future net income to a restricted retained earnings account under the JCE Agreement will have an impact on our ability to pay dividends except in the most extreme circumstances. There is a provision in the JCE Agreement that if, at any time, our restricted retained earnings were to fall below the required level under the JCE Agreement, we would only be permitted to pay dividends out of
(1) current net income not required to be added to our restricted retained earnings and (2) retained earnings that are not restricted.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Off Balance Sheet Arrangements

We provide members with standby letters of credit for a fee as further discussed in Note 21 - Commitments and Contingencies to the financial statements. If we are required to make a payment for a beneficiary's draw under a letter of credit, these amounts are reimbursed by the member or converted into a collateralized advance to the member. We do not expect to be required to make advances under these outstanding letters of credit and did not have to do so at any point in 2011.

We have entered into standby bond purchase agreements with two state housing authorities within our two-state district whereby we, for a fee, at the request of the applicable authority, agree to purchase and hold the authority's bonds until the designated remarketing agent can find a suitable investor. If the bonds are not remarketed, then we hold the bonds as an investment and the housing authority pays down the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. They range in terms from 3 years to 10 years, with the longest to expire no later than 2014, though some are renewable at our option. At December 31, 2011 and 2010, our standby commitments for bond purchases with the Wisconsin Housing and Economic Development Authority were $271 million and $174 million and with the Illinois Housing Development Authority were $55 million and $55 million. However, we were not required to purchase any of these bonds in the years presented.

Each FHLB contributes 10% of its pre-assessment net earnings to its AHP, or such additional pro-rated amounts as may be necessary to assure that the aggregate annual contributions of the FHLBs is not less than $100 million.

Contractual Cash Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. Commitments for future cash expenditures primarily include the following obligations.

The following table summarizes our contractual payments due by period:

	Contractual Payments Due by Period
As of December 31, 2011	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$8,654	$12,611	$9,052	$9,647	$39,964
Subordinated notes	—	—	1,000	—	1,000
Securities sold under agreements to repurchase	400	—	—	—	400
Delivery commitments - MPF and MPF Xtra	251	—	—	—	251
Operating leases	4	11	6	30	51
Capital leases	7	14	2	—	23
Mandatorily redeemable capital stock	2	2	—	—	4
Total contractual cash obligations	$9,318	$12,638	$10,060	$9,677	$41,693

[a]
Total excludes projected contractual interest payments for consolidated obligation bonds of $5.7 billion, for subordinated notes of $256 million and for securities sold under agreements to repurchase of $1 million.

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

The FHFA, in its discretion, may require us to make principal or interest payments due on any of the FHLBs' consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non-complying FHLB. However, if the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine, even in the absence of a default event by the primary obligor. For additional information regarding consolidated obligations and our joint and several liability, see Note 12 - Consolidated Obligations to the financial statements and Critical Accounting Policies and Estimates on page 67.

Other Commitments and Contingencies

See Note 21 - Commitments and Contingencies to the financial statements for details on our off-balance obligations.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

See Note 3 - Adopted and Recently Issued Accounting Standards & Interpretations to the financial statements for the impact of recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment (OTTI)

As of December 31, 2011, we completed our OTTI analysis for our private-label MBS using key modeling assumptions, significant inputs and methodologies provided by the OTTI Committee. For a detailed discussion of how we determine our base case OTTI as well as a discussion of our accounting for fair value non-credit write-downs and credit loss only write-downs, see Note 6 - Investment Securities to the financial statements.

In addition to evaluating our private-label MBS under a base case, or most probable (actual) scenario, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 13.0% over the 3- to 9-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery ranges by year under the adverse case scenario.

	Recovery Range %
As of December 31, 2011	Low	High
Year 1	0.0%	1.9%
Year 2	0.0%	2.0%
Year 3	1.0%	2.7%
Year 4	1.3%	3.4%
Years 5 and 6	1.3%	4.0%
Thereafter	1.5%	3.8%

The following table presents what the impact to net income from credit-related OTTI charges would have been under this adverse scenario. In the this table, we classify our private-label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security based on the issuer's classification, or as published by an NRSRO, at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

	Actual			Adverse Scenario
As of and for the quarter ended December 31, 2011	# of Securities	Unpaid Principal Balance	Credit-Related OTTI	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	11	$610	$(11)	22	$1,388	$(42)
Alt-A	—	—	—	3	63	(1)
Subprime	4	28	—	16	207	(5)
Total private-label MBS	15	$638	$(11)	41	$1,658	$(48)

Significant Inputs Used on all residential private-label MBS securities

We perform cash flow analyses on all our private-label MBS, impaired or not, for which underlying collateral data is available from our two independent model services.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the significant inputs for all our private-label MBS except for securities for which the underlying collateral data is not readily available. These were evaluated for OTTI using alternative procedures. The classification in this table (prime, Alt-A, and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the classification at the time of issuance.

		Prepayment Rates			Default Rates			Loss Severities			Current Credit Enhancement [a]
			Range %			Range %			Range %			Range %
As of December 31, 2011	Unpaid Principal Balance	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High
2006	$895	6.8	4.2	10.0	30.2	14.2	53.1	47.5	37.1	53.5	3.2	0.0	14.2
2004 & prior	22	10.2	4.2	22.0	10.0	0.0	42.3	28.9	0.0	42.5	12.7	5.3	41.3
Total Prime	917	6.9	4.2	22.0	29.7	0.0	53.1	47.1	0.0	53.5	3.4	0.0	41.3

2006	777	5.5	4.0	7.0	59.9	32.5	75.5	51.6	46.3	64.2	3.5	-1.5	9.5
2005	36	6.7	6.7	6.7	51.2	51.2	51.2	54.2	54.2	54.2	0.6	0.6	0.6
2004 & prior	3	7.9	5.4	9.2	29.2	19.9	48.4	33.3	28.5	43.6	28.1	22.9	68.0
Total Alt-A	816	5.6	4.0	9.2	59.4	19.9	75.5	51.6	28.5	64.2	3.5	-1.5	68.0

2007	10	4.2	4.2	4.2	76.2	76.2	76.2	69.8	69.8	69.8	41.4	41.4	41.4
2006	969	4.4	2.7	5.7	76.6	66.7	88.0	71.4	65.1	80.5	23.7	-23.8	95.2
2005	71	3.8	1.9	5.5	77.6	60.5	90.4	67.4	61.0	72.8	48.0	13.0	84.7
2004 & prior	18	9.0	5.9	11.2	33.8	18.5	59.5	76.5	64.9	93.9	39.7	-7.8	100.0
Total Subprime	1,068	4.4	1.9	11.2	75.9	18.5	90.4	71.2	61.0	93.9	25.8	-23.8	100.0

Total	2,801	5.6	1.9	22.0	56.0	0.0	90.4	57.6	0.0	93.9	12.0	-23.8	100.0
Analyzed by alternative procedures	147
Total MBS	$2,948

[a]	Negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

Fair Values – Sensitivity Analysis

For securities that were impaired during the current quarter, the fair value determined under the fair value methodology and the range in fair values we considered are as follows:

		Range of Pricing Service Values
As of December 31, 2011	Fair Value	Min	Max
2004 or earlier HTM - Nonrecurring	$2	$2	$2
2006 HTM - Nonrecurring	7	6	7
Total	$9	$8	$9

Estimating Fair Value

See Note 20 - Fair Value Accounting to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

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

Controls over Third-Party Pricing Services
We obtain pricing information for certain investment securities from third-party pricing services. Senior management, independent of our investing and treasury functions, is responsible for fair value measurements we receive from third-party pricing services. The Asset/Liability Management Committee approves our control processes over third-party pricing services, reviews the appropriateness of such control processes and reports significant control process changes to the Risk Management Committee of the Board of Directors. The Audit Committee of the Board of Directors oversees the controls over these processes.
The Risk Management Group prepares the fair value measurements of our financial instruments from the fair value inputs received from third-party pricing services independently of the investing and treasury management functions. In addition, the group performs control processes to ensure the fair values received from third-party pricing services are consistent with GAAP fair value measurement guidance.
Our primary objective is to understand and evaluate the fair value measurements received on each major investment security type to ensure that the amounts reported in our financial statements as well as our fair value disclosures comply with GAAP. In this regard, we use all fair value inputs received from multiple third-party pricing services to determine the fair value of an individual security unless we determine that exclusion of a fair value input is appropriate based on our control processes. Our control processes include discussions with our third-party pricing services to validate that we are in compliance with fair value accounting guidance under GAAP. Our discussions focus on the following:

•	Understanding their pricing models to the extent possible, as some pricing models are proprietary in nature.

•	Understanding the principal or most advantageous market selected and our ability to access that market.

•	Assumptions and significant inputs used in determining the fair value measurement.

•	The appropriateness of the fair value hierarchy level as of the reporting date.

•	Whether the market was active or illiquid as of the reporting date.

•	Whether transactions were between willing buyers and sellers or distressed in nature as of the reporting date.

•	Whether the fair value measurements as of the reporting date is based on current or stale assumptions and inputs.

Additionally, our control processes include, but are not limited to, the following:

•	Obtaining the third party pricing service methodologies and control reports.

•
Challenging fair value measurements received that represent outliers to the fair value measurements received on the same financial instrument from a different third-party pricing service. We document these challenges on a monthly basis.

•	Examination of the underlying inputs and assumptions for a sample of individual securities across asset classes and average life.

•	Identify stale price, price changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate.

•	Comparing certain mortgage backed and asset backed securities to benchmark securities.

•	Visually checking pricing consistency within same asset group to identify anomalies.

•	Compare dealer bids or security inventory information to verify inputs pricing services used if available

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Allowance for Credit Losses - Conventional MPF Loan Assumptions

We perform periodic reviews of our MPF Loan portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. Refer to the Note 9 - Allowance for Credit Losses to the financial statements for further discussion of our methodology and Credit Risk-MPF Loans section on page 82 for further discussion of our how we monitor, limit and assess credit risk.

Joint and Several Liability

The FHFA, in its discretion, may require us to make principal or interest payments due on any of the FHLBs' consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non-complying FHLB. However, if the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine, even in the absence of a default event by the primary obligor. For additional information regarding consolidated obligations and our joint and several liability, see Note 12 - Consolidated Obligations to the financial statements.

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

We do not believe we need to accrue a liability or disclose that a liability is reasonably possible for our joint and several liability as of December 31, 2011 based on the current status of the payment/performance risk related to our joint and several liability to other FHLBs. In particular, we do not believe information exists that indicates that it is probable a liability for our joint and several liability has been incurred or is reasonably possible of being incurred as of December 31, 2011 for the following reasons:

•	The FHFA Director has not notified us that we would be required to assume or pay the consolidated obligation of another FHLB.

•
We evaluate other FHLB's commitment to make payments by taking into account their ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the operating performance of the FHLB, based on its publicly available filings. Certain FHLBs have recently experienced negative earnings; however such negative earnings do not necessarily translate into an inability to pay their obligations. Specifically, negative earnings resulting from non-cash charges such as other-than-temporary impairment on investment securities are not necessarily indicative of insufficient cash flows from which to pay an FHLB's obligations. See Item 9A. Controls and Procedures - Consolidated Obligations on page 94.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management

Operational Risk

Operational risk is the risk of loss resulting from the failure of processes, people, or systems, or from external events. We have established comprehensive risk assessment and management activities, financial and operating polices and procedures, and appropriate insurance coverage to mitigate the likelihood of, and potential losses from, such occurrences.
Governance and Control Activities
The Board of Directors has established bank-wide policies governing operational risk, which include an Enterprise Risk Management Policy and an Enterprise Operational Risk Management Policy. Primary oversight responsibility for operational risk is vested with our management level Operational Risk Oversight Committee. Responsibilities of this committee include, but are not limited to, oversight and review of bank-wide operational risk programs such as the management of business continuity, operational aspects of new business activities, analysis and mitigation of any operational loss, independent information security program, oversight and direction to our compliance activities, and oversight to internal controls and procedures in compliance with the Sarbanes-Oxley Act of 2002. This Committee monitors the performance of these operational activities by reviewing management reports prepared by the responsible business manager on a periodic basis. Also, the Committee monitors the effectiveness of operational controls through the reporting of critical operational losses, and events, and a quarterly certification of operational and financial internal controls.
Our Chief Risk Officer, Executive Vice President of Products, Operations and Technology, and General Auditor provide periodic reports, as appropriate, to the following Board committees: Risk Management Committee, Operations and Technology Committee, and the Audit Committee.
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
Credit Risk
Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through:

•	unsecured and secured short-term investments such as Federal Funds sold and securities purchased under agreements to resell;

•	investment securities, which includes performance of the financial assets underlying each investment security as well as the risk attributable to issuers/guarantors of our investment securities;

•	advances, letters of credit and other extensions of credit to members, collectively referred to as "credit products";

•	MPF Loans held for portfolio; and

•	derivatives counterparties.
We have established policies and procedures to limit and help monitor our exposures to credit risk. We extend credit to members on a fully secured basis (excluding occasional investments in Federal Funds sold with our members of which there were none at December 31, 2011) and are subject to regulatory limits on the amount of credit that we may extend as well as on the types of underlying collateral that we may accept. We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties associated with Federal Funds sold, commercial paper and derivatives activity, which are based in part on our total regulatory capital. We are authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital stock, and retained earnings. Prior to conversion to our new capital structure, we also included a Designated Amount of outstanding subordinated notes in this calculation as further discussed in Note 15 – Subordinated Notes to the financial statements.

We track total credit risk with our members. This may include credit risk in any of the above categories. As of December 31, 2011, we had total credit risk concentrated with two members with 10% or more of our total member credit outstanding, Harris National Association, N.A. at 15% and State Farm Bank, F.S.B. at 10%.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investments

See Business - Investments on page 8 for a detailed introduction into our investments.

Unsecured Credit Exposures in Federal Funds Sold

As noted in the following tables, we have invested in Federal Funds sold which are unsecured credit exposures. All of our Federal Funds outstanding were of overnight duration and with a bank located in Canada. We had no Federal Funds outstanding with European institutions.

Secured Credit Exposures in Securities Purchased Under Agreements to Resell

As noted in the following tables, we purchase securities under agreements to resell. These agreements are fully collateralized. Of the amount outstanding at December 31, 2011, 85% were placed with institutions in the U.S., and 15% were placed with an institution in Germany. All were of overnight duration.

Investment Securities

In the following tables, we classify our private-label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security based on the issuer's classification, or as published by an NRSRO, at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

Category	Majority of Underlying Mortgage Loans	Description of Mortgage Loans Underlying the Security and Security Features
Prime	Prime
Mortgage loans meet the criteria of Ginnie Mae, Fannie Mae, or Freddie Mac and the securities have credit protection in the form of a guarantee from the U.S. government in the case of Ginnie Mae, or a guarantee from Fannie Mae or Freddie Mac.

Prime	Prime Fixed Rate/ Adjustable Rate
First-lien mortgage loans that typically conform to “prime” credit guidelines described above, but with a balance that exceeds the maximum allowed under programs sponsored by Ginnie Mae, Fannie Mae or Freddie Mac.

Prime	Interest First - Prime Fixed/Adjustable Rate	Mortgage loans typically conform to traditional “prime” credit guidelines described above, but may allow for principal deferment for a specified period of time.
Alt-A	Alternative Documentation Fixed/Adjustable Rate
Mortgage loans generally conform to traditional “prime” credit guidelines described above, although the LTV ratio, loan documentation, occupancy status, property type, loan size, or other factors causes the loan not to qualify under standard underwriting programs. Typically includes less-than-full documentation.

Subprime	Subprime	Primarily first-lien mortgage loans that have lower credit score, a higher debt to income ratio, and higher loan to value ratios.

In addition to private-label MBS, we also hold a variety of other investment securities we believe are low risk and mostly government backed or insured such as GSE debt, FFELP ABS, etc. We are not permitted by regulation to hold any European sovereign debt or other foreign sovereign debt.

In August, S&P downgraded the U.S. long-term sovereign rating from AAA to AA+ with a negative outlook, while Moody's confirmed its Aaa U.S. Government bond rating, but with a negative outlook. These actions impacted the bond ratings of certain entities, including the GSEs, which have issued securities that we currently hold in our investment portfolio.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The carrying values of our investment securities, Federal Funds sold, and securities purchased under agreements to resell are presented in the following table by NRSRO credit rating.

As of December 31, 2011	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
Investment securities-
U.S. Government & other governmental related	$—	$6,311	$—	$—	$—	$—	$—	$—	$—	$—	$—	$6,311
State or local housing agency	—	27	—	—	—	—	—	—	—	—	—	27
FFELP ABS	1,340	6,819	—	—	—	—	—	—	—	—	—	8,159
MBS:
GSE residential	—	18,088	—	—	—	—	—	—	—	—	—	18,088
Government-guaranteed residential	—	4,378	—	—	—	—	—	—	—	—	—	4,378
Private-label MBS residential	136	19	9	19	96	35	286	449	522	191	3	1,765
Total investment securities	$1,476	$35,642	$9	$19	$96	$35	$286	$449	$522	$191	$3	$38,728

	A-1/P-1	A-2/P-2	A-3/P-3								Unrated	Carrying Value
Federal Funds sold	$—	$950	$—								$—	$950
Securities purchased under agreements to resell	—	200	625								—	825
Total investments	$1,476	$36,792	$634	$19	$96	$35	$286	$449	$522	$191	$3	$40,503

As of December 31, 2010	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
Investment securities-
U.S. Government & other governmental related	$4,203	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4,203
State or local housing agency	1	36	—	—	—	—	—	—	—	—	—	37
FFELP ABS	8,799	—	—	—	—	—	—	—	—	—	—	8,799
MBS:
GSE residential	19,420	—	—	—	—	—	—	—	—	—	—	19,420
Government-guaranteed residential	4,427	—	—	—	—	—	—	—	—	—	—	4,427
Private-label MBS residential	217	25	11	77	62	28	550	737	336	14	4	2,061
Private-label MBS commercial	49	—	—	—	—	—	—	—	—	—	—	49
Total investment securities	$37,116	$61	$11	$77	$62	$28	$550	$737	$336	$14	$4	$38,996

	A-1/P-1	A-2/P-2	A-3/P-3								Unrated	Carrying Value
Federal Funds sold	$—	$2,238	$780								$—	$3,018
Securities purchased under agreements to resell	—	225	500								3,500	4,225
Total investments	$37,116	$2,524	$1,291	$77	$62	$28	$550	$737	$336	$14	$3,504	$46,239

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Aging and carrying values

The following table presents the aging of our investment portfolio for the current year, as well as the carrying values for the previous two years. It also discloses the yields by aging categories for the current year.

As of December 31,	2011					2010	2009
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Carrying Value	Carrying Value	Carrying Value
Trading
U.S. Government & other governmental related	$2,515	$222	$—	$—	$2,737	$1,337	$1,348
MBS:
GSE residential	—	—	9	186	195	312	18
Government guaranteed residential	—	—	—	3	3	3	4
Total trading securities	$2,515	$222	$9	$189	$2,935	$1,652	$1,370
Yield on trading securities	0.26%	0.77%	4.93%	3.74%	0.52%	2.28%	1.62%
AFS
U.S. Government & other governmental related	$133	$—	$306	$562	$1,001	$1,108	$946
FFELP ABS	—	—	65	8,094	8,159	8,799	9,322
MBS:
GSE residential	—	625	11,099	408	12,132	11,644	8,066
Government-guaranteed residential	—	—	—	2,961	2,961	2,940	1,603
Private-label residential	—	—	—	63	63	76	82
Total AFS securities	$133	$625	$11,470	$12,088	$24,316	$24,567	$20,019
Yield on AFS securities	0.51%	3.51%	4.37%	4.15%	4.21%	4.74%	4.08%
HTM
U.S. Government & other governmental related	$754	$48	$519	$1,252	$2,573	$1,758	$740
State or local housing agency obligations	—	1	10	16	27	37	41
MBS:
GSE residential	—	11	1,809	3,941	5,761	7,464	9,215
Government-guaranteed residential	—	—	302	1,112	1,414	1,484	330
Private-label residential	—	—	2	1,700	1,702	1,985	2,307
Private-label commercial	—	—	—	—	—	49	56
Total HTM securities	$754	$60	$2,642	$8,021	$11,477	$12,777	$12,689
Yield on HTM securities	2.66%	3.09%	3.53%	3.75%	3.64%	4.24%	4.36%
Total investment securities	$3,402	$907	$14,121	$20,298	$38,728	$38,996	$34,078

Federal Funds sold	$950	$—	$—	$—	$950	$3,018	$390
Securities purchased under agreements to resell	825	—	—	—	825	4,225	2,325
Total investments	$5,177	$907	$14,121	$20,298	$40,503	$46,239	$36,793

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following three tables present the unpaid principal balance and credit ratings of our private-label residential and commercial MBS by vintage year of issuance and by Prime, Alt-A, and Subprime. Except for immaterial amounts of fixed-rate, these MBS are variable rate securities.

Private-label MBS Prime	Residential
	Vintage Year of Issue
As of December 31, 2011	2006	2005	2004 and Prior	Total
AAA	$—	$—	$133	$133
AA	—	—	15	15
A	—	—	5	5
BBB	—	—	2	2
Below investment grade	1,537	36	2	1,575
Total unpaid principal balance outstanding	$1,537	$36	$157	$1,730

Amortized cost	$1,213	$27	$159	$1,399
Gross unrealized losses (incl. non-credit OTTI)	(325)	(5)	(3)	(333)
Gross unrealized gains	129	—	5	134
Fair value	$1,017	$22	$161	$1,200

Year-to-date OTTI:
Total OTTI	$—	$—	$—	$—
Non-credit portion reclassified from AOCI	(42)	(3)	—	(45)
Net OTTI, credit portion	$(42)	$(3)	$—	$(45)

Weighted average percentage fair value to unpaid principal balance	66.2%	61.1%	102.5%	69.4%
Original weighted average credit support	11.7%	14.2%	3.8%	11.0%
Current weighted average credit support	3.3%	0.6%	10.4%	3.9%
Weighted average collateral delinquency	21.0%	22.6%	4.3%	19.5%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Alt-A	Vintage Year of Issue
As of December 31, 2011	2006	2004 and Prior	Total
AAA	$—	$—	$—
AA	—	—	—
A	—	—	—
BBB	—	1	1
Below investment grade	110	1	111
Unrated	26	—	26
Total unpaid principal balance outstanding	$136	$2	$138

Amortized cost	$88	$2	$90
Gross unrealized losses (incl. non-credit OTTI)	(26)	(1)	(27)
Gross unrealized gains	—	—	—
Fair value	$62	$1	$63

Year-to-date OTTI:
Total OTTI	$—	$—	$—
Non-credit portion reclassified from AOCI	(6)	—	(6)
Net OTTI, credit portion	$(6)	$—	$(6)

Weighted average percentage fair value to unpaid principal balance	45.6%	50.0%	45.7%
Original weighted average credit support	17.9%	7.1%	17.7%
Current weighted average credit support	3.3%	23.5%	3.6%
Weighted average collateral delinquency	43.4%	20.5%	43.1%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Subprime	Vintage Year of Issue
As of December 31, 2011	2007	2006	2005	2004 and Prior	Total
AAA	$—	$—	$—	$1	$1
AA	—	—	1	3	4
A	—	—	1	4	5
BBB	—	12	—	6	18
Below investment grade	10	957	72	10	1,049
Unrated	—	—	—	3	3
Total unpaid principal balance outstanding	$10	$969	$74	$27	$1,080

Amortized cost	$9	$670	$67	$23	$769
Gross unrealized losses (incl. non-credit OTTI)	(2)	(172)	(7)	(4)	(185)
Gross unrealized gains	—	8	1	2	11
Fair value	$7	$506	$61	$21	$595

Year-to-date OTTI:
Total OTTI	$(1)	$(15)	$(1)	$—	$(17)
Non-credit portion reclassified from AOCI	—	—	—	—	—
Net OTTI, credit portion	$(1)	$(15)	$(1)	$—	$(17)

Weighted average percentage fair value to unpaid principal balance	70.0%	52.2%	82.4%	77.8%	55.1%
Original weighted average credit support	23.0%	22.5%	22.1%	41.4%	22.9%
Current weighted average credit support	41.5%	23.7%	48.1%	41.3%	26.0%
Weighted average collateral delinquency	39.1%	42.2%	41.1%	18.7%	41.5%

The following table summarizes the unpaid principal balance of our private-label MBS categories by interest rate type. The determination of fixed or variable rate is based upon the contractual coupon type of the security.

	December 31, 2011			December 31, 2010
Unpaid Principal Balance as of	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS -
Prime	$2	$1,728	$1,730	$8	$2,014	$2,022
Alt-A	—	138	138	—	155	155
Subprime	—	1,080	1,080	—	1,194	1,194
Total private-label residential MBS	2	2,946	2,948	8	3,363	3,371
Private-label commercial MBS -
Prime	—	—	—	40	9	49
Total MBS unpaid principal balance	$2	$2,946	$2,948	$48	$3,372	$3,420

The following table presents the components of amortized cost of our private-label MBS as of December 31, 2011.

Unpaid Principal Balance	Life-To-Date Credit Impairment	Other Adjustments [a]	Amortized Cost
$2,948	$(727)	$37	$2,258

[a]	Other Adjustments primarily consists of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investment securities issuer concentration

The following table summarizes our investment securities by issuer with a carrying value exceeding 10% of our stockholders' equity:

Issuer as of December 31, 2011	Carrying Value	Fair Market Value
Fannie Mae	$14,666	$14,977
Ginnie Mae	4,077	4,109
Freddie Mac	4,044	4,168
Small Business Administration	2,958	3,050
SLM Student Loan Trust SLMA 2009-1 A	2,090	2,090
SLM Student Loan Trust SLMA 2009-2 A	1,742	1,742
SLCLT 2009-1 Student Loan ABS	1,659	1,659
SLC 2009-3 Student Loan ABS	1,197	1,197
SLM Student Loan Trust SLMA 2009-1 A1	1,104	1,104
Citibank, NA (TLGP)	966	966
General Electric Capital	861	861
Bank of America Corp.	412	412
All Others	2,952	3,047
Total Investment securities	$38,728	$39,382
Categorized as:
Trading securities	$2,935	$2,935
Available-for-sale securities	24,316	24,316
Held-to-maturity securities	11,477	12,131

MBS Geographic Concentration

At December 31, 2011, 36% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Products

Collateral arrangements

We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and FHFA regulations. Specifically, we obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying a percentage (margin) to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

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

Under our collateral guidelines, members may pledge mortgage loans and MBS that could include subprime and nontraditional mortgage loans. For collateral purposes, we define a subprime mortgage loan as a first-lien loan or a simultaneous second-lien loan secured by a 1-4 family residential property made at the time of origination to a borrower with (1) a FICO score of 660 or below; or (2) if no FICO score is available, a total debt-to-income ratio of 50% or greater. Nontraditional mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases. As part of the credit review process, we may require more collateral or limit or restrict members from pledging subprime and nontraditional mortgage loans or subprime and nontraditional mortgage MBS as collateral, if we determine that a member has a concentration of them in its pledged collateral.

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

During 2011, we expanded collateral capacity for those members who executed an updated security agreement to expand the scope of our security interest in certain member assets.  We generally require members to pledge collateral under a blanket lien under which our security interest in collateral is automatically released when such collateral is not necessary to secure a member's outstanding credit obligations.  In some instances we release our security interest in collateral not required to support a member's outstanding credit obligations to accommodate members who borrow from the Federal Reserve.

Credit Risk Ratings

We utilize an internally developed credit risk rating system for our borrowers, whether or not they currently have a balance outstanding, which focuses primarily on an institution's overall financial health and takes into account the borrower's asset quality, earnings, and capital position. We assign each borrower a credit risk rating from one to five (one being the least amount of risk and five the greatest amount of risk). Borrowers in categories four and five may be required to maintain higher amounts of collateral and/or deliver loan collateral to us or a third party custodian on our behalf, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements. Within categories 4 and 5 we also assign some members a minus rating where additional risk mitigation tools may be used including increased haircuts and collateralization of potential advance prepayment obligations.

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Credit outstanding consists of outstanding advances, letters of credit, MPF credit enhancement obligations, member derivative exposures, and other obligations. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Effective March 31, 2011, we changed the calculation of collateral loan value to include the amount from lien caps we place on blanket 1-4 unit single family homes or on home equity lines of credit/junior liens. We revised the previously reported total collateral loan value for December 31, 2010, to be on a consistent basis.

	December 31, 2011					December 31, 2010
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	460	85%	$13,306	83%	$17,356	450	79%	$16,160	82%	$31,835
4	40	7%	1,280	8%	1,731	63	11%	1,634	8%	2,398
5	45	8%	1,388	9%	2,225	59	10%	2,074	10%	2,850
Other	1	—	2	—	13,118	1	—%	3	—%	2
Total	546	100%	$15,976	100%	$34,430	573	100%	$19,871	100%	$37,085

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table describes the range of lending values, which we also refer to as collateral loan values, assigned to the types of collateral we accept for advances. Collateral loan values do not imply fair values. The table also presents the breakdown of pledged collateral from borrowers by underlying type as of December 31, 2011. We apply the margins below to the gross value reported by active borrowers, which is the market value for securities and the unpaid principal balance for other types of collateral, to determine a collateral loan value which represents the amount of funds we would be willing to lend against the related collateral.

As of December 31, 2011	Gross Value Reported by Borrowers	Margins Applied to Majority of Collateral	Collateral Loan Value	Average Effective Margin
Single-family mortgage loans	$37,933	43% - 80%	$26,869	71%
Multi-family mortgage loans	2,051	33% - 72%	1,234	60%
Cash, US government, and US Treasury securities	51	82% - 100%	50	98%
State and local government securities	242	82% - 90%	205	85%
GSE securities excluding MBS & CMO	650	76% - 97%	593	91%
GSE MBS & CMO securities	2,335	86% - 95%	2,160	93%
Private-label MBS & CMO securities	22	60% - 66%	13	59%
Community Financial Institutions [a]	1,117	28% - 79%	560	50%
Commercial real estate	251	40% - 40%	100	40%
Home equity loans and lines of credit	6,954	23% - 50%	2,646	38%
Total Collateral	$51,606		$34,430	67%

[a]	Community Financial Institutions are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

As a result of the collateral and other credit risk mitigation efforts, we have not recorded an allowance for credit losses on our advances or other credit products with our members as of the periods presented nor have we ever incurred a credit loss to date. We had 10 members and two former members placed into receivership by their regulator during the year ended December 31, 2011. The total advances outstanding for the institutions at the time of their failure were $142 million. All outstanding obligations of these members to us were either satisfied or transferred to another financial institution.
In addition to providing advances, we also offer standby letters of credit to our members and standby bond purchase agreements with state housing authorities within our district, as discussed in Note 21 - Commitments and Contingencies to the financial statements. To secure letter of credit risks, we require collateral as we do on advances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans

See Mortgage Partnership Finance Program on page 10 for a description of the MPF Program. We recorded provisions for credit losses of $19 million, $21 million, and $10 million for the years ended December 31, 2011, 2010, and 2009, for MPF Loan credit losses due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the increase in delinquent, nonaccrual, and impaired MPF Loans. Our provision is consistent with the overall trend of our credit quality indicators, as noted in the following table which summarizes delinquency statistics on our entire MPF Loan Portfolio. For details on how our loss severity trends impact our estimates on our allowance for credit losses and for other details on our allowance for credit losses see Note 9 - Allowance for Credit Losses to the financial statements.

	2011	2010	2009	2008	2007
As of December 31,
MPF Loans past due 90 days or more and still accruing interest, unpaid principal balance [a]	$368	$435	$494	$319	$216
Nonaccrual MPF Loans, unpaid principal balance	209	117	36	19	12
Troubled debt restructurings	3	2	—	—	—

For the years ended December 31,
Allowance for credit losses, at January 1	$33	$14	$5	$2	$1
Charge-offs [b]	(7)	(2)	(1)	—	—
Provision for (release of) allowance for credit losses	19	21	10	3	1
Allowance for credit losses, at December 31	$45	$33	$14	$5	$2

Gross amount of interest per original terms on nonaccrual loans	$7
Interest actually recognized during the period on nonaccrual loans	6

[a]
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

[b]	The net (charge-off)/recovery rate was less than one basis point for all periods presented.

Our portfolio of MPF Loans includes certain conventional mortgage loans that may be viewed has having greater credit risk because the borrowers have weaker credit histories. The current MPF Program eligibility criteria for conforming conventional MPF Loans excludes loans to borrowers with a FICO score less than 620. Historically, we accepted MPF Loans from borrowers with FICO scores below 620 provided they met our underwriting criteria at the time. Conventional conforming mortgage loans to borrowers with FICO scores between 620 and 659 are permitted provided the MPF Loan conforms to the underwriting standards set forth in the MPF Origination and Underwriting Guides and is originated in compliance with applicable laws and regulations, including the Interagency Guidance on Nontraditional Mortgage Product Risks (issued October 4, 2006) and the Statement on Subprime Mortgage Lending (issued on July 10, 2007) issued by the Office of the Comptroller of the Currency, Office of the Thrift Supervision, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the National Credit Union Administration. MPF Loans to borrowers with no FICO scores are also eligible for delivery under the MPF Program provided that acceptable alternate documentation of credit history is provided. Mortgages that meet the MPF Program's definition of higher-priced mortgage loans are not eligible for delivery under the MPF Program. While we do not classify these loans internally as “subprime” because they are not higher-priced mortgage loans, we have designated member pledged residential mortgage collateral securing credit obligations as “subprime” when (i) the borrower's FICO score is below 660 or (ii) if no FICO score is available, when the borrowers total debt-to-income ratio is 50% or greater in order to simplify member collateral reporting.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans with borrowers having no FICO scores or with FICO scores less than 660 represent a relatively small portion of our total conventional MPF Loan portfolio. Our allowance for credit losses reflects the incurred losses associated with these loans.

The following table presents our conventional MPF Loan portfolio by FICO score, delinquency rate and debt-to-income ratio.

			Percent Delinquent
FICO Score at Origination	Unpaid Principal Balance	Current	30 Days	60 Days	90 Days or More	Debt to Income Ratio >= 50%
619 or less	$334	81.7%	7.3%	2.5%	8.5%	11.7%
620-659	1,074	86.5%	5.3%	1.9%	6.2%	9.2%
660 or higher	9,948	96.2%	1.3%	0.4%	2.0%	8.6%
FICO not available	77	95.4%	2.3%	0.5%	1.8%	6.7%
Total	$11,433	94.9%	1.9%	0.6%	2.6%	8.7%

For MPF Loans, the MPF Program allows for varying levels of documentation with respect to borrower income, and the level of documentation is considered when determining the amount of credit enhancement required for each master commitment under the NRSRO model we utilize to set credit enhancement. To date, we have not experienced material differences in loss or delinquency rates based on documentation levels of our MPF Loans.

Setting Credit Enhancement Levels

The PFI's CE Amount is calculated using the MPF Program Methodology to equal the difference between the amounts of credit enhancement needed for the master commitment to have a rating equivalent to an AA rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product). We recalculate an estimated credit rating of each master commitment when there is evidence of a decline in credit quality of the related MPF Loans. Through December 31, 2011, this would impact the amount of retained earnings we need to hold. Subsequent to the implementation of our new Capital Plan on January 1, 2012, this requirement is replaced with a risk based capital calculation that incorporates master commitments with lower than AA ratings. See Liquidity, Funding, and Capital Resources on page 55 for further details.

The conventional MPF Products with CE Amounts were designed to allow for periodic resets of the CE Amount and for certain products the FLA for each master commitment because the amount of credit enhancement necessary to maintain our risk of loss equivalent to the losses of an investor in an AA rated mortgage-backed security for any master commitment is usually reduced over time. The Original MPF, MPF 100, and MPF 125 products are initially reset 10 years from the date of the master commitment. The SMI policy for the MPF Plus product is reset after five years and annually thereafter, with any PFI direct CE Amount reset at the same time or starting five years after the date of the master commitment. In addition to scheduled resets, a PFI's CE Amount may be reduced to equal the balance of the MPF Loans in a master commitment if the balance of the MPF Loans equals or is less than the CE Amount.
For master commitments with a first loss account (FLA) equal to 100 basis points (all MPF 100, MPF 125 and some MPF Plus master commitments), we only partially rely on our ability to withhold performance based CE Fees when measuring our effective credit protection. As a result, we held additional retained earnings of $28 million at December 31, 2011 in accordance with the Acquired Member Assets (AMA) regulations.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of December 31, 2011 and 2010 the outstanding balances of MPF Loans under the MPF Plus product were $5.4 billion and $7.0 billion and the amounts of SMI coverage provided against losses were $61 million and $74 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

The following table summarizes the reset of PFIs' direct CE Amounts during the past year. There are 53 master commitments scheduled to be reset during 2012.

	For the year ended December 31, 2011			As of December 31, 2011
	Number Reset	Original Funded Amount	Original PFI Direct CE Amount	Outstanding Balance	Reset PFI Direct CE Amount
Master Commitment Resets	103	$19,455	$43	$2,274	$12

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

For MPF Plus, the PFI is paid a monthly CE Fee of 0.13% or 0.14% (13 or 14 basis points) per annum, which is split into fixed and performance based portions. The performance based portion of the CE Fee is typically 0.07% (7 basis points) per annum of the aggregate outstanding balance of the MPF Loans in the master commitment. The performance based CE Fee is reduced by losses charged to the FLA and is paid one year after accrued. The fixed portion of the CE Fee is typically 0.06% or 0.07% (6 or 7 basis points) per annum of the aggregate outstanding principal balance of the MPF Loans in the master commitment. The fixed CE Fee is lower for master commitments without a direct PFI CE Amount. On a number of MCs we have stopped paying CE Fees due to the SMI provider's rating being lowered below an AA rating. Under these circumstances, the PFI has the option to replace the SMI provider, indemnify us for any losses, or forfeit CE Fees. Most PFIs have elected to forfeit future CE Fees.

At December 31, 2011 and 2010, the amounts of FLA remaining for losses, excluding amounts that may be recovered by the withholding of performance based CE Fees, were $253 million and $286 million. Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs. We recovered $8 million, $5 million, and $2 million in Recoverable CE Fees for the years ended December 31, 2011, 2010, and 2009. The total volume of MPF Loans for each MPF product by period is detailed in Note 8 - MPF Loans to the financial statements.

Credit Risk Exposure

Our credit risk exposure on conventional MPF Loans held in our portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, the CE Amount, and Recoverable CE Fees. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation. We also face credit risk losses on conventional MPF Loans to the extent such losses are not recoverable under PMI. The portion of our MPF Loan balances outstanding exposed to credit losses not recoverable from these sources was approximately $11 billion at December 31, 2011 and $14.6 billion at December 31, 2010. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered. For those loans with an LTV ratio over 80% at origination, we require PMI as noted below. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores at the time of origination that were 730 at December 31, 2011 and 733 at December 31, 2010.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio.

PMI Provider Concentration- We are exposed to the risk of non-performance of PMI companies. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in coverage. Our policy is to limit our exposure to each insurer to 10% of its regulatory capital. At December 31, 2011, this test was met at all carriers by a substantial margin.

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the PMI companies. Based on an analysis using the latest available results at December 31, 2011 none of the companies passed all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests.

If a PMI provider is downgraded, we may request the servicer to obtain replacement coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us. Through February 29, 2012, no PMI company on the approved list currently has an AA- or better claims paying ability rating from any NRSRO.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table details our exposure to companies providing 10% or more of our total PMI coverage for seriously delinquent loans (conventional loans 90 days or more delinquent or in the process of foreclosure):

As of December 31, 2011	Loan Balance	Amount of Coverage	% of Total	Credit Rating at 2/29/2012[a]	Outlook
Mortgage Guaranty Insurance Co. (MGIC)	$24	$7	30%	B	Negative
Genworth Mortgage Insurance Corp.	13	4	17%	B	Negative
PMI Mortgage Insurance Co.	12	3	13%	R
Republic Mortgage Insurance Co.	10	3	13%	R
United Guaranty Residential Insurance Co.	9	3	13%	BBB
All Others [b]	13	3	14%	from B to BBB	Negative
Total PMI Coverage	$81	$23	100%

[a]	Rating shown is the lowest rating among the three largest NRSROs, and an R rating signifies regulatory supervision.

[b]	All others include an unrated insurer.

On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage
Insurance Co. and beginning October 24, 2011, PMI Mortgage Insurance Co. will only be paying out 50% of claim amounts with the remaining claim being deferred until the company is liquidated. We do not expect the seizure of PMI Mortgage Insurance Co. and its limitation on claim payments to have a material effect on our financial statements.

On January 19, 2012 the North Carolina Department of Insurance issued an Order of Supervision providing for immediate administrative supervision of Republic Mortgage Insurance Co. (RMIC). Under the order, RMIC continues to manage the business through its employees, and retains its status as a wholly-owned subsidiary of its parent holding company, Old Republic International Corporation. The primary impact on us is that RMIC may not pay more than fifty percent of any claims allowed under any policy of insurance it has issued. The remaining fifty percent will be deferred and credited to a temporary surplus account on the books of RMIC during an initial period not to exceed one year. Accordingly, all claim payments made on January 19, 2012 and thereafter will be made at the rate of fifty percent. We do not expect RMIC's limitation on claim payments to have a material effect on our financial statements.

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

	2011
As of December 31,	Par	%
Wisconsin	$2,018	18%
California	1,343	12%
Illinois	1,339	12%
Texas	696	6%
Florida	490	4%
All other states	5,547	48%
Total par value of conventional MPF Loans	$11,433	100%

For further discussion of how concentration risks may affect us, see Risk Factors on page 24.

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

The maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. At December 31, 2011, our maximum credit risk as defined above and noted in the below table was $138 million and at December 31, 2010 it was $143 million. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit.

At December 31, 2011 we had two counterparties with notional derivative balances outstanding exceeding 10% of our total notional outstanding. These accounted for 41% of the total. We had no net credit exposure to these counterparties after collateral.

See Note 10 - Derivatives and Hedging Activities to the financial statements for further details of our derivatives and hedging activities.

The following table summarizes our derivative counterparty credit exposure. Of our total counterparty net exposure after collateral, 93% is with institutions in the U.S., 4% with an institution in France, and 3% with an institution in the U.K. None are hedging European sovereign debt.

Counterparty Credit Rating [a] as of December 31, 2011	Exposure at Fair Value	Cash Collateral Held	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
AA	$14	$5	$9	$2	$7
A	120	93	27	25	2
Total Counterparties	134	98	36	27	9
Member Institutions [b]	4	—	4	—	4
Total derivatives	$138	$98	$40	$27	$13

a Rating shown is the lowest rating among the three largest NRSROs.
b Derivative counterparty exposure to member institutions is in the form of delivery commitments under the MPF Xtra product.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 7A Quantitative and Qualitative Disclosures about Market Risk.

The FHFA's regulations, its Financial Management Policy, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations and policies prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed.

Market Risk Profile

Market risk is the risk that the value of our financial assets will decrease or financial liabilities will increase due to changes in market risk factors. There are several market risk factors that may impact the value of our financial assets and financial liabilities, but interest rate risk, which arises due to the variability of interest rates, is the most critical. Our key interest rate risk exposures include:

•	Yield curve risk - We are exposed to movements in the benchmark yield curve used to discount the future cash flows from our assets, liabilities, and derivatives.

•	Option risk - We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve as well as the yield curve itself.

•
Basis risk - We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different benchmark yield curves. This includes (1) differences between the swap curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities' spreads to the swap curve as a result of changes in supply, demand, and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the swap curve.

Mortgage-related assets, which include MPF Loans and MBS, are the predominant sources of interest rate risk in our market risk profile. We also own GSE obligations, the taxable portion of state or local housing finance agency securities, and FFELP student loan ABS. The interest rate and prepayment risk associated with these assets are managed through a combination of debt issuance and derivatives. The prepayment options embedded in mortgage assets can result in extensions or contractions in the expected maturities of these investments, primarily depending on changes in interest rates.

The optionality embedded in certain advances can create interest rate risk. When a member prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a member's decision to prepay an advance. When we offer advances (other than short-term advances) that a member may prepay without a prepayment fee, we may finance such advances with callable debt or otherwise hedge this embedded option.

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

•
Volatility describes the degree to which the value of options, explicit or embedded, fluctuates. MPF Loans and MBS include options held by the mortgage borrowers to prepay their loans. As a result, we have effectively sold options by owning MPF Loans and MBS.

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

Our primary risk mitigation tools include funding instruments, swaps, swaptions, futures, options on futures and mortgages, caps, floors and callable debt. We do not manage exposure to spreads. Based on our risk profile, we do not use our funding to match the cash flows of our mortgage assets on a transaction basis. Rather, funding is used to address duration, convexity, curve, and volatility risks at the balance sheet level.

Hedge positions may be executed to reduce exposure or the risk associated with a single transaction or group of transactions. Our hedge positions are evaluated daily and adjusted as deemed necessary.

Cash Flow Hedges

Anticipated Discount Notes- Our hedge objective is to mitigate the variability of cash flows associated with the benchmark interest rate, London Interbank Offer Rate (LIBOR), of variable interest streams associated with the recurring maturity and re-issuance of short-term fixed rate discount notes. The variability in cash flows associated with each new issuance of discount notes results from changes in LIBOR over a specified hedge period caused by the recurring maturity and re-issuance of short-term fixed-rate discount notes over that hedge period. Our hedge strategy may involve the use of forward starting swaps to hedge this variability in cash flows due to changes in LIBOR so that a fixed-rate is secured over the life of the hedge relationship. In effect, we are changing what would otherwise be deemed a variable-rate liability into a fixed-rate liability. The total principal amount at issuance of the discount notes (i.e. net proceeds) and the total principal amount of the discount notes on an ongoing basis is equal to or greater than the total notional on the actual swaps used as hedging instruments. We document at hedge origination, and on an ongoing basis, that our forecasted issuances of discount notes are probable. We measure effectiveness each period using the hypothetical derivative method. The purpose of this measurement is to reclassify the amount of hedge ineffectiveness from AOCI to derivatives and hedging activities in the periods where the actual swap has changed in fair value greater than the hypothetical swap's changes in fair value.

Variable-Rate Advances- We may use an option to hedge a specified future variable cash flow of variable-rate LIBOR-based advances. The option will effectively create a floor on the variable cash flow at a predetermined target rate. These hedges are considered perfectly effective since in each hedge relationship, the critical terms of the LIBOR floor completely match the related terms of the hedged forecasted cash flows. For effective hedges using options, the option premium is reclassified out of AOCI using the floorlet method. Specifically, the initial basis of the instrument at the inception of the hedge is allocated to the respective floorlets comprising the floor. All subsequent changes in fair value of the floor, to the extent deemed effective, are recognized in AOCI. The change in the allocated fair value of each respective floorlet is reclassified out of AOCI when each of the corresponding hedged forecasted transactions impacts earnings.

Fair Value Hedges

Consolidated Obligation Bonds - Our goal is to manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation bonds. For instance, when a fixed-rate consolidated obligation bond is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation bond. We also hedge the LIBOR benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a floating rate liability and has an offsetting call option(s) to terminate the interest rate swap. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we apply shortcut accounting to certain non-callable fixed-rate consolidated obligations.

Available-for-Sale Securities - We use interest rate swaps to hedge certain AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark interest rate of LIBOR by effectively converting fixed-rate securities into floating rate assets to reduce our exposure to rising interest rates. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness under the long-haul method. AFS securities are measured at fair value with changes in fair value reported in AOCI; however, in the case of a fair value hedge, the adjustment of its carrying amount for changes in the benchmark interest rate is recognized in earnings rather than in AOCI in order to offset the gain or loss on the hedging instrument. The gain or loss (that is, the change in fair value) on the AFS securities attributable to changes in the benchmark interest rate is the amount that is recognized currently in derivatives and hedging activities in our statements of

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

income. Any gain or loss on these securities that is not attributable to changes in the benchmark interest rate is recognized into AOCI.

Advances - With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain non-putable fixed-rate advances. In the case of putable advances, the transactions are primarily hedged under a highly effective hedge relationship. In those cases, the swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

MPF Loans - A combination of swaps and swaptions is used as a portfolio of derivatives to hedge a portfolio of MPF Loans. The portfolio of MPF Loans consists of one or more pools of similar assets, as designated by factors such as product type and coupon. As the portfolio of loans changes due to liquidations and paydowns, the derivatives portfolio is modified accordingly to hedge the interest rate and prepayment risks effectively. A new hedge relationship between a portfolio of derivatives and a portfolio of MPF Loans is established daily. The relationship is accounted for as a fair value hedge. The long-haul method is used to assess hedge effectiveness.

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

MPF Loans - Interest rate swaps, swaptions, and futures contracts may be used to hedge the duration and convexity of the MPF Loan portfolio and prepayment risk on MPF Loans. We may also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans.

Investments - We may manage against prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by economically hedging the prepayment risk with caps, floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on MBS. We may also use derivatives as an economic hedge to match the expected prepayment characteristics of the MBS.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The table below outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedged Item/ Economic Risk Exposure [a]	Hedging Instrument	Hedge Type	2011	2010
Discount Notes	Receive-floating, pay fixed interest rate swap	Cash flow	$7,198	$8,262
Fair value risk exposure related to Discount Notes	Receive-fixed, pay floating interest rate swap	Economic	12,101	4,915
Consolidated Obligation Bonds (fixed-rate without options)	Receive-fixed, pay floating interest rate swap (without options)	Fair value	3,210	3,296
Consolidated Obligation Bonds (fixed-rate with options)	Receive fixed, pay floating interest rate swap (with options)	Fair value	8,740	14,929
Consolidated Obligation Bonds Convert variable rate to a different variable rate to offset embedded option risk	Receive floating with embedded features, pay floating interest rate swap (callable)	Fair value	50	50
Fair value risk exposure related to Consolidated Obligation Bonds in which the fair value option was elected.	Receive-fixed, pay floating interest rate swap	Economic	1,980	9,465
Fair value risk exposure related to Consolidated Obligation Bonds in which the fair value option was elected.	Receive-floating, pay floating interest rate swap	Economic	500	—
Available-for-Sale Securities	Receive floating, pay fixed interest rate swap	Fair value	4,005	3,378
Available-for-Sale Securities	Receive floating, pay floating interest rate swap	Economic	50	—
The risks arising from changing market prices and volatility of investment securities classified as trading securities.	Receive floating, pay fixed interest rate swap	Economic	2,560	719
Advances	Receive-floating, pay fixed interest rate swap (without options)	Fair value	2,296	4,943
Advances	Receive-floating, pay fixed interest rate swap (with options)	Fair value	1,307	1,430
Advances converting fixed rate to a variable rate	Pay fixed, receive floating swap	Economic	10	—
Advances converting variable rate to a different variable rate	Pay floating, receive floating basis swap	Economic	—	50
Fair value risk exposure related to Advances in which the fair value option was elected.	Pay floating, receive floating basis swap	Economic	4	4
Advances	Cap	Economic	38	—
MPF Loans	A combination of swaps and swaptions are used as a portfolio of derivatives to hedge a portfolio of MPF Loans	Fair value	1,804	2,612
Duration, convexity and prepayment risk of MPF Loans	A combination of swaps, swaptions, caps, floors and futures	Economic	27,587	32,971
To offset interest rate swaps executed with members by executing interest rate swaps with derivative counterparties	Receive floating interest rate swap, pay-fixed	Economic	62	64
Protects against fair value risk associated with fixed rate mortgage purchase commitments	Mortgage delivery commitment	Economic	502	281
Total			$74,004	$87,369

[a]	Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in fair value.

			Option Risk		Basis Risk
	Yield Curve Risk		Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2011
Advances	$(2)	(4)	$1	$—	$(4)	$—
MPF Loans	(2)		(4)	(8)	(4)	2
Mortgage Backed Securities	(10)		(1)	(2)	(12)	—
Other interest earning assets	(2)		—	—	(6)	—
Interest-bearing liabilities	11		7	—	10	—
Derivatives	5		(2)	—	—	—
Total	$—		$1	$(10)	n/m	$2

As of December 31, 2010
Advances	$(3)		$3	$—	$(5)	$—
MPF Loans	(4)		(24)	(4)	(7)	3
Mortgage Backed Securities	(11)		(7)	(2)	(13)	1
Other interest earning assets	(1)		—	—	(6)	—
Interest-bearing liabilities	16		18	—	15	—
Derivatives	3		(7)	—	—	—
Total	$—		$(17)	$(6)	n/m	$4

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2011, our sensitivity to changes in implied volatility was an expected $1 million loss. At December 31, 2010, our sensitivity to changes in implied volatility was an expected $17 million loss. These sensitivities are limited in that they do not incorporate other risks, including-but not limited to-non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of December 31, 2011, our duration gap was 1.1 months, compared to 0.0 month as of December 31, 2010.

As of December 31, 2011, our fair value deficit (relative to book value) was $345 million, and our market-to-book value ratio was 90%. At December 31, 2010 our fair value deficit was $421 million, and our market-to-book value ratio was 88%. These improvements were primarily due to high cost debt rolling off.

Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	December 31, 2011		December 31, 2010
Scenario as of	Change in Market Value of Equity	Limit	Change in Market Value of Equity	Limit
-200 bp	$199.0	$(185.0)	$ *	$(185.0)
-100 bp	138.7	(77.5)	*	(77.5)
-50 bp	78.0	(30.0)	*	(30.0)
-25 bp	30.0	(15.0)	0.7	(15.0)
+25 bp	(7.4)	(30.0)	2.0	(30.0)
+50 bp	(4.0)	(60.0)	2.0	(60.0)
+100 bp	11.2	(155.0)	(22.7)	(155.0)
+200 bp	2.6	(370.0)	(173.2)	(370.0)

* Due to the low interest rate environment these values were not calculated.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 8.	Financial Statements and Supplementary Data.

Our Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1.

Supplementary Data - Selected Quarterly Financial Data (unaudited)

	Year	4th		3rd	2nd	1st
2011
Interest income	$2,244	$530		$559	$569	$586
Interest expense	1,707	382		425	439	461
Provision for credit losses	19	7		3	3	6
Net interest income	518	141		131	127	119
Other-than-temporary impairment credit losses	(68)	(11)		(14)	(23)	(20)
Non-interest income gain (loss)	5	(23)		75	(20)	(27)
Non-interest expense	184	83	[a]	36	29	36
Total assessments	47	8		15	14	10
Net income	$224	$16		$141	$41	$26

2010
Interest income	$2,774	$692		$700	$710	$672
Interest expense	1,997	463		487	517	530
Provision for credit losses	21	1		9	5	6
Net interest income	756	228		204	188	136
Other-than-temporary impairment credit losses	(163)	(16)		(76)	(27)	(44)
Non-interest income gain (loss)	36	16		59	23	(62)
Non-interest expense	131	49		28	26	28
Total assessments	132	47		42	42	1
Net income (loss)	$366	$132		$117	$116	$1

[a]
During the fourth quarter of 2011, we recorded an additional $50 million charge to supplement our current affordable housing and community investment programs. See Note 13 - Affordable Housing Program (AHP) to the financial statements for details.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework”. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. Because the FHLBs are independently managed and operated, our management relies on information that is provided or disseminated by the FHFA, the Office of Finance or the other FHLBs, as well as on published FHLB credit ratings, in determining whether the FHFA's joint and several liability regulation is probable to result in a direct obligation for us or whether it is reasonably possible that we will accrue a direct liability.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our Board is comprised of a combination of industry directors elected by the Bank's member institutions (referred to as member directors) on a state-by-state basis and independent public interest directors elected by a plurality of the Bank's members (referred to as independent directors). No member of the Bank's management may serve as a director of an FHLB. Our Board currently includes eight member directors and seven independent directors. In addition, there is currently a vacant member directorship to which our Board will appoint another member director in accordance with the rules discussed below. Under the FHLB Act, there are no matters that are submitted to shareholders for votes with the exception of the annual election of the Bank's directors.

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

These criteria are the only permissible eligibility criteria that member directors must meet. The FHLBs are not permitted to establish additional eligibility criteria for member directors or nominees. For member directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLB stockholders may nominate and elect member directors. FHLB Boards are not permitted to nominate or elect member directors, although they may appoint a director to fill a vacant directorship in advance of the next annual election. Specifically, institutions which are members required to hold capital stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. With respect to member directors, under FHFA regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Because of the structure of FHLB member director nominations and elections, we do not know what factors our member institutions consider in selecting member director nominees or electing member directors.

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

Under FHFA regulation, our members are permitted to nominate candidates to be considered by the Bank to be included on the nominee slate and our Board determines the nominees after consulting with the Bank's Community Investment Advisory Council (Advisory Council). FHFA regulations permit a Bank director, officer, attorney, employee or agent and our Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an independent directorship. Our Board selected independent director nominees based on their qualifications as described in each independent director's biography below. All of our independent directors were elected by our members, except for Directors Mary J. Cahillane and Mark J. Eppli, who were appointed by our Board in late 2011 to fill vacancies that resulted from the resignation of other independent directors. Directors Cahillane and Eppli were appointed in accordance with the FHFA regulation governing appointment of director vacancies and they meet the regulatory qualifications to serve as independent director as indicated by their biographies below.

2011 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2011 was the election of certain member directors, which occurred in the fourth quarter of 2011 as described above. We conducted this election to fill two open member directorships and two open independent directorships for 2012 designated by the FHFA. In 2011, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 17, 2011.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 29, 2012.

Name	Age	Director Since	Expiration of Term as of December 31,
Thomas L. Herlache, Chairman [b]	69	2005	2012
Steven F. Rosenbaum, Vice Chairman [a]	55	2007	2013
Diane M. Aigotti [d]	47	2009	2015
Owen E. Beacom [a]	53	2012	2015
Edward P. Brady [d]	48	2009	2015
Mary J. Cahillane [d]	60	2011	2012
Mark J. Eppli [d]	50	2012	2013
Thomas M. Goldstein [d,e]	52	2009	2012
Arthur E. Greenbank [a]	57	2010	2012
Roger L. Lehmann [a]	70	2004	2014
E. David Locke [b]	63	2007	2013
Leo J. Ries [c]	58	2009	2014
William W. Sennholz [b]	46	2008	2014
Michael G. Steelman [a]	61	2011	2014
Gregory A. White [c]	48	2009	2013

[a]	Illinois member director.

[b]	Wisconsin member director.

[c]	Public interest director.

[d]	Independent director.

[e]	Mr. Goldstein previously served as a member director from 2005 to 2007.

Diane M. Aigotti has served as Managing Director and CFO of Ryan Specialty Group since 2010. Ms. Aigotti formerly held the titles of Senior Vice President, Chief Risk Officer, and Treasurer for the Aon Corporation in Chicago, Illinois from 2000 to 2008. Ms. Aigotti was Vice President of Finance for the University of Chicago Hospitals and Health System from 1998 to 2000. She was also Budget Director of the City of Chicago from 1995 to 1997 and Assistant to the Mayor and Chief Financial Officer, City of Chicago, from 1992 to 1995. The Board nominated Ms. Aigotti to serve as an independent director based on her knowledge of and experience in risk management practices and financial management, as indicated by her background.

Ms. Aigotti serves on the following Board committees of the Bank: Executive & Governance (Alternate), Audit (Vice Chairman) and Risk Management (Vice Chairman).

Owen E. Beacom has served as Chief Lending Officer of First Bank & Trust since 2004. Mr. Beacom has also served as a director on the Board of First Bank & Trust and its holding company, First Evanston Bancorp, since 2004. Mr. Beacom's banking experience dates back to 1982 and includes American National Bank of Chicago, Lake Shore National Bank and Bank One. Mr. Beacom's career experience has centered on commercial banking, including community development lending and affordable housing.

Mr. Beacom serves on the following Board committees of the Bank: Affordable Housing and Operations & Technology.

Edward P. Brady has served as president/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988.  He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady is a former director of Freestar Bank, serves as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Board of Economic Development Council for McLean County, and other community organizations. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

Mr. Brady serves on the following Board committees of the Bank: Affordable Housing and Public Policy.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Mary J. Cahillane has served as the Vice President of Finance and Investments of The Spencer Foundation since 2003. Ms. Cahillane also currently serves on the Boards of Forsythe Technology, Inc., IES Abroad, St. Anthony's Hospital, Adler School of Professional Psychology, PEAK (Partnership to Educate and Advance Kids). Ms. Cahillane previously served on the Boards of ShoreBank Corporation and ShoreBank. The Board nominated Ms. Cahillane to serve as an independent director based on her knowledge of and experience in financial management and risk management practices, as indicated by her background.

Ms. Cahillane serves on the following Board committees of the Bank: Audit and Risk Management.

Mark J. Eppli has been Professor of Finance and Robert B. Bell, Sr., Chair in Real Estate at Marquette University in Milwaukee, Wisconsin, since 2002, where he has also served as Director of the Center for Real Estate since 2009. Dr. Eppli was also Professor of Finance and Real Estate in the School of Business and Public Management at The George Washington University in 2002, Associate Professor of Finance and Real Estate at The George Washington University from 1997 to 2002 and Assistant Professor of Finance and Real Estate at The George Washington University from 1991 to 1997. He has been an active instructor and author for the Urban Land Institute since 1992. Dr. Eppli was also a Lecturer and Teaching Assistant at the University of Wisconsin-Madison from 1987 to 1991. Prior to obtaining his doctorate, Dr. Eppli pursued a career in commercial real estate, serving as Manager of Research and Investment Analysis with PM Realty Advisors from 1985 to 1986 and a Specialist in Real Estate Acquisitions at GE Capital Corporation from 1984 to 1985. The Board nominated Dr. Eppli to serve as an independent director based on his knowledge of and experience in financial management and risk management practices, as indicated by his background.

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing and Operations & Technology.

Thomas M. Goldstein currently serves as Senior Vice President, Chief Financial Officer, Protection Division of Allstate Insurance Company. He served as a consultant to the financial services industry with the GRG Group, LLC. and as Managing Director and Chief Financial Officer for Madison Dearborn Partners in Chicago, Illinois, from 2007 to 2009. Mr. Goldstein also served as Chairman, Chief Executive Officer, and President of ABN AMRO Mortgage Group from 2005 to 2007. Mr. Goldstein also served as Senior Executive Vice President, Executive Vice President , Chief Financial Officer, Division Head, Finance Division, and Head of Financial Planning and, Analysis, of LaSalle Bank Corporation from 1998 to 2004, most recently as Senior Executive Vice President. He also worked for Morgan Stanley Dean Witter, as Senior Vice President, Head of Risk Management and Financial Planning and Analysis, of Novus Financial, from 1997 to 1998, and Vice President, Head of Finance, of SPS Transaction Services, from 1994 to 1997, and as a First Vice President in the Treasurer's office from 1988-1994. Mr. Goldstein previously served on the Board of Directors of the Federal Home Loan Bank of Chicago from 2005 to 2007, as a Director, Chairman of the Risk Management Committee and a Member of the Executive and Governance Committee and Personnel and Compensation Committee. The Board nominated Mr. Goldstein to serve as an independent director based on his knowledge of and experience in risk management practices, financial management, derivatives and organizational management, as indicated by his background.

Mr. Goldstein serves on the following Board committees of the Bank: Executive & Governance, Personnel & Compensation (Vice Chairman), and Risk Management (Chairman).

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

Thomas L. Herlache serves as a director on the Board for Baylake Bank and Baylake Corp., a one-bank holding company, in Sturgeon Bay, Wisconsin. From 1983 to 2007, Mr. Herlache has served as President, CEO, and Chairman of the Board for Baylake Bank and Baylake Corp. Mr. Herlache currently serves as a director on the Door County Memorial Hospital Board and as president of the Sturgeon Bay Waterfront Redevelopment Authority. He has previously served on the Door County Board of Supervisors, Door County Chamber of Commerce Board as well as on the Sturgeon Bay Utility Commission from 1981 to 1986. Mr. Herlache served as President for part of his tenure at the Sturgeon Bay Utility Commission.

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

Mr. Locke serves on the following Board committees of the Bank: Executive & Governance, Public Policy (Vice Chairman) and Operations & Technology (Chairman).

Leo J. Ries has been the Executive Director of Local Initiatives Support Corporation (LISC) in Milwaukee, Wisconsin, since 2000. Mr. Ries was a private consultant for profit and nonprofit corporations from 1999 to 2000. He also was Deputy Commissioner for the City of Milwaukee in the Department of Neighborhood Services in 1999 and Director of the Housing and Neighborhood Development Division from 1992 to 1998. Mr. Ries served on the Board of Directors of the Neighborhood Improvement Development Corporation from 1992 to 1999, Select Milwaukee, Inc., from 1996 to 2000, Walker's Point Development Corporation from 1999 to 2000 and Canticle Court/Juniper Court from 1999 to 2000. The Board nominated Mr. Ries to serve as an independent director based on his experience representing community interests in housing, as indicated by his background.

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

Mr. Rosenbaum serves as the Bank's Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He also serves on the following Board committees of the Bank: Audit and Personnel & Compensation (Chairman).

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

Mr. Steelman serves on the following Board committees of the Bank: Executive & Governance (Alternate), Public Policy (Chairman) and Operations & Technology (Vice Chairman).

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

Mr. White serves on the following Board committees of the Bank: Public Policy and Personnel & Compensation.

There are no family relationships among the above directors or our executive officers.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Audit Committee

Our Audit Committee is comprised of non-executive directors. The Audit Committee Charter is available in full on our website at
www.fhlbc.com/fhlbc/corp_governance.shtml.

Our Board of Directors determined that each Audit Committee member (Directors Sennholz, Aigotti, Cahillane, Greenbank, Rosenbaum, and Herlache) is an “Audit Committee financial expert” for purposes of SEC Item 407(d) (5) of Regulation S-K. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2011 and currently, is not independent, with the exception of Directors Aigotti, Cahillane, and Eberly who do not serve as officers or directors of a Bank member. Under FHFA regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Item 13. Certain Relationships and Related Transactions on page 119.

Audit Committee Report

March 16, 2012

The Audit Committee of the Bank is comprised of non-executive directors. The Audit Committee recommended to the Board of Directors the appointment of PricewaterhouseCoopers LLP as the Bank's independent registered public accounting firm for 2011. The Audit Committee annually reviews our written charter and our practices, and has determined that our charter and practices are consistent with the applicable Federal Housing Finance Agency regulation and the provisions of the Sarbanes-Oxley Act of 2002.

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the Federal Home Loan Bank of Chicago's accounting, reporting and financial practices, including the integrity of its financial statements. Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PricewaterhouseCoopers LLP (PwC), is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board (PCAOB) and the U.S. Government Accountability Office. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 10 times during 2011, and has regular executive sessions with both internal and external auditors.

In this context, the Audit Committee met and held discussions with management, the internal auditors and PwC. Management represented to us that the Bank's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee reviewed and discussed the financial statements with management and PwC. The Audit Committee also discussed with PwC the matters required by PCAOB AU 380. PwC provided us with written disclosures and the letter required by PCAOB Rule 3526 (Communications with Audit Committees Concerning Independence).  We have determined that PwC does not provide any non-audit services that would impair their independence.

Based on the discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report referred to above, the Audit Committee recommended to the Board, and the Board has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission. We have also recommended and the Board has approved the appointment of PwC as the Bank's independent public accounting firm for 2012.

Audit Committee Members:
William W. Sennholz, Chairman
Diane M. Aigotti, Vice Chairman
Mary J. Cahillane
Arthur E. Greenbank
Steven F. Rosenbaum
Thomas L. Herlache, ex officio

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 29, 2012:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	58	President and Chief Executive Officer	2003
Sanjay K. Bhasin	43	Executive Vice President, Members and Markets	2004
Michael A. Ericson	40	Executive Vice President, Risk Management	2005
Peter E. Gutzmer	58	Executive Vice President, General Counsel and Corporate Secretary	1985
Thomas H.W. Harper*	46	Executive Vice President, General Auditor	2005
Roger D. Lundstrom	51	Executive Vice President, Financial Information and Chief Financial Officer	1984
John Stocchetti	55	Executive Vice President, Products, Operations and Technology	2006
Mary Jane Brown	60	Senior Vice President, Bank Services	2006

*
Although Mr. Harper is a non-voting member of the Bank's Executive Team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Securities Exchange Act of 1934 because as General Auditor he is not in charge of a principal business unit, division or function, nor does he perform a similar policy making function.

Matthew R. Feldman became President and Chief Executive Officer in May 2008, after serving as Acting President from April 2008 until then. Mr. Feldman was Executive Vice President, Operations and Administration of the Bank from 2006 to 2008, Senior Vice President, Risk Management of the Bank from 2004 to 2006 and Senior Vice President, Manager of Operations Analysis of the Bank from 2003 to 2004. Prior to his employment with the Bank, Mr. Feldman was founder and Chief Executive Officer of Learning Insights, Inc. from 1996 to 2003. Mr. Feldman conceived, established, financed, and directed the operations of this privately held e-learning company of which he is still Non-Executive Chairman. Mr. Feldman was President of Continental Trust Company, a wholly-owned subsidiary of Continental Bank from 1992 to 1995 and Managing Director-Global Trading and Distribution of Continental Bank from 1988 to 1992. Mr. Feldman currently serves on the Board of Directors of the FHLBs' Office of Finance and is the Chairman of that Board's Human Resources and Compensation Committee. He also serves as Vice Chair of the Council of Federal Home Loan Banks and on the Board of the Pentegra Defined Benefit Plan for Financial Institutions.

Sanjay K. Bhasin became Executive Vice President, Financial Markets of the Bank in May 2008. The Bank combined its Advance Products Group and Financial Markets Group in August 2011, and Mr. Bhasin now leads the newly combined Members & Markets Group. Mr. Bhasin was Senior Vice President, Mortgage Finance of the Bank from 2007 to 2008, and Vice President, Mortgage Finance of the Bank from 2004 to 2007. Prior to his employment with the Bank, Mr. Bhasin was responsible for managing interest rate risk on mortgages at Bank One, NA from 1999 to 2004.

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

John Stocchetti became Executive Vice President, Operations and Administration (now Products, Operations & Technology) of the Bank in May 2008, after serving as Senior Vice President, Acting Head of Operations and Administration from April 2008 until then. Mr. Stocchetti served as Senior Vice President, Project Premier Director of the Bank from 2006 to 2008. Prior to joining the Bank, Mr. Stocchetti was with Ritchie Capital Management, LLC, serving as Chief Financial Officer from 2005 to 2006 and Director - Business Development from 2004 to 2005. Previously, Mr. Stocchetti was with Learning Insights, Inc., serving as Chief Executive Officer from 2003 to 2004 and SVP, Operations and Product Management from 2000 to 2003.

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

We have adopted a code of ethics for all of our employees and directors, including our President and CEO, principal financial officer, and those individuals who perform similar functions. A copy of the code of ethics is published on our internet website and may be accessed at: www.fhlbc.com/fhlbc/corp_governance.shtml.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2011 named executive officers (NEOs): Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Sanjay Bhasin, Executive Vice President & Group Head, Members and Markets; Peter Gutzmer, Executive Vice President & Group Head, Legal & Government Relations; John Stocchetti, Executive Vice President & Group Head, Products, Operations and Technology; and Chad Brandt who served as Executive Vice President & Group Head, Banking and Advance Products through August 31, 2011 and in an advisory capacity through October 15, 2011.

All dollar amounts within this Item 11 Executive Compensation are presented in whole dollars unless otherwise specified.

Compensation Discussion & Analysis

Compensation Program Objectives and Philosophy

Our Personnel & Compensation Committee (the P&C Committee) is responsible for, among other things, reviewing and making recommendations to the full Board of Directors regarding compensation and incentive plan awards for the Bank's President and CEO and to assist the Board in matters pertaining to the employment and compensation of other executive officers, our employment and benefits programs in general and overseeing a risk assessment of our compensation policies and practices for all employees. The P&C Committee may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board.

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

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 109.

On April 14, 2011, seven federal financial regulators, including the FHFA, published a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements with covered persons (including executive officers and other employees that may be in a position to expose the institution to risk of material loss) that encourage inappropriate risks. See Legislative and Regulatory Developments on page 17. We do not believe that the proposed rule

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

would impact the design of our compensation policies and practices if adopted as proposed.
The P&C Committee has established a risk review framework in connection with its review and approval of short- and long-term incentive compensation plan goals, risks and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating operational, market and credit risk principles against our short- and long-term incentive compensation plan goals, risks and payouts. The P&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for each of 2011 and 2012 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the P&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the P&C Committee reviews comparable market compensation information. We participated in the 2011 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted by Reimer Consulting, outlines executive and non-executive compensation information for various positions across the 12 FHLBs.

The Federal Home Loan Bank System also engaged McLagan Partners, a compensation consulting firm, to conduct a compensation survey for 2011 that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards and total compensation.  The survey covers all the major functional areas from entry level positions to the President/CEOs. Participants include the twelve FHLBs, large diversified financial service firms, excluding investment banking functions.  The survey compares our executive officer positions to corresponding divisional head positions within financial services firms. McLagan reviews the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our P&C Committee.

The information obtained from these studies was considered by the Board of Directors, the P&C Committee and our President and CEO, as appropriate, when making compensation decisions for 2011.

Elements of Our Compensation Program

On an annual basis, the P&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the P&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. We do not provide perquisites to our executives as part of our compensation program.

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

Employment Agreements

All of our NEOs (other than the President and CEO) are employees at-will of the Bank.

The Bank entered into a new employment agreement with Mr. Feldman effective January 1, 2011 which replaced his prior agreement that was effective May 5, 2008. The new agreement provides for a four year employment term ending December 31, 2014, unless terminated earlier as provided for in the agreement. The agreement provides for automatic one-year extensions until such date as the Board of Directors or Mr. Feldman gives notice and terminates the automatic extension provision. Under this agreement, the Board of Directors set Mr. Feldman's 2011 base salary at $695,000 after considering the improvement in the Bank's financial condition, the fact that Mr. Feldman had not received salary increases or incentive compensation payments in over two years and the overall competitive market data from the 2011 FHLB System Key Position Survey.  The Board of Directors decided upon a base salary that would place Mr. Feldman near the 75th percentile of the base salaries paid to other FHLB presidents based upon the complex nature and operations of the Bank relative to the other FHLBs and the importance of his retention.  The P&C Committee reviews Mr. Feldman's performance annually and in its discretion may recommend an increase in salary to the Board of Directors for approval.

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

For a description of Mr. Feldman's post-termination compensation payable under his employment agreement see Severance Arrangements on page 109.

Base Salary

Base salary is a key component of our compensation program. In making base salary determinations, the P&C Committee and, with respect to making compensation recommendations for the other executive officers, the President and CEO, review competitive market data from the Federal Home Loan Bank System Key Position Survey and the McLagan Survey and consider factors such as prior related work experience, individual job performance, and the position's scope of duties and responsibilities within our organizational structure and hierarchy.

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the P&C Committee. The Board of Directors approved a four year employment agreement for Mr. Feldman in 2011 and set his base salary at $695,000 as described above.

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

For 2011, we had two short-term incentive bonus plans for our NEOs: the President's Incentive Compensation Plan covering the President and CEO and the Executive Incentive Compensation Plan covering the other NEOs. Both plans provide for the award of cash bonuses on the basis of performance over a one-year period calculated using weighted performance criteria correlated to our Board-approved strategic business plan for the year. Fifty percent of the bonus award under the Executive Incentive Compensation Plan is deferred and payable over a two-year period as further described below.

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

For 2011, the target values, performance criteria, and percentage attained for both the President's Incentive Compensation Plan and Executive Incentive Compensation Plan are set forth in the following table:

Target Value	2011 Performance Criteria	Percentage Attained
30%	$70 million increase in GAAP retained earnings from 12/31/2010 to 12/31/2011	150.0%
15%	$4 billion increase in the par amount of advances outstanding from 12/31/2010 to 12/31/2011	—%
10%	$4 billion of new volume in the unpaid principal balance of new FHLB member mortgage loans processed through the MPF provider in 2011	150.0%
15%	Implementation of 7 key Bank projects	128.6%
5%	$88.2 million net operating expenses. Net operating expenses means total operating expenses plus mortgage loan expenses less MPF-related fee income.	99.0%
20%	Implementation of capital stock plan	110.0%
5%	Enhance community investment operations	106.0%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 111.5% for 2011.

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

President's Incentive Compensation Plan

Award payments under the President's Incentive Compensation Plan can range, on the basis of performance, from 0% to 100% of annual salary with the target bonus being 60% of annual salary as described below. The P&C Committee, with the approval of the Board of Directors, may also make additional discretionary awards in consideration of extraordinary performance.

President's Incentive Compensation Plan
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

For 2011, the P&C Committee began with an award opportunity of 75.39% of Mr. Feldman's base salary based upon achievement of plan performance criteria at 111.54%. The Board reduced Mr. Feldman's award to $474,824, or 68.32% of Mr. Feldman's 2011 base salary, after considering the Bank's overall performance, Mr. Feldman's individual performance, and the bank's most recent regulatory examination results.

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

In determining the short-term incentive awards for Mr. Bhasin, Mr. Lundstrom, Mr. Gutzmer and Mr. Stocchetti, the P&C Committee began with an award pool equal to 34.62% of the aggregate salaries of the executive team members based upon achievement of plan performance criteria at 111.54%. See Performance Targets on page 106 for a description of the performance criteria. The President and CEO recommended individual awards recognizing the level of job performance for each participant and those awards were subsequently approved by the P&C Committee. Mr. Lundstrom, Mr. Gutzmer and Mr. Stocchetti received awards equal to 33.33% of base salary and Mr. Bhasin received an award equal to 41.55% of base salary. See Executive Incentive Compensation Plan on page 113.

Mr. Brandt did not qualify for an award as his resignation was effective October 15, 2011.
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

In connection with determining the award payments for the 2009 to 2011 plan period, the P&C Committee evaluated the achievement of the performance period goals outlined below.

Target Value	2009 - 2011 Performance Criteria	Percentage Attained
50%	Return on equity equal to three month LIBOR plus 0.5%. Return on equity means the difference between the 2011 Bank quarterly return on equity after REFCORP and the average of 2011 quarterly three month LIBOR.	150%
10%	$5.75 billion increase in the average dollar amount of member business from the average for 2008 to the average for 2011. Member business means advances, MPF Loans outstanding (on and off balance sheet) with Chicago members, standby bond purchase agreements and bonds purchased through the standby program.	—%
20%	0.105% target of total net operating expenses to average assets ratio for 2011. Net operating expenses means total operating expenses plus mortgage loan expenses less MPF-related fee income.	92.9%
20%	$300 million increase in the amount of member capital stock plus retained earnings from December 31, 2008 to December 31, 2011.	134.3%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 120.46% for 2009-2011. This resulted in a potential award amount of 42.05% of base salary for our executive officers (other than the President & CEO) and 87.28% for the President & CEO. The P&C Committee decided to make awards under the plan at these levels based upon the accomplishment of the plan criteria and determined that no award adjustments were warranted.

See Key Employee Long Term Incentive Compensation Plan on page 113 for the awards made to the NEOs under this plan.

The performance goals established by the P&C Committee for the 2011 to 2013 performance period are as follows:

Target Value	2011 to 2013 Performance Criteria
20%	$12 billion increase in the par amount of advances outstanding from 12/31/2010 to 12/31/2013
10%	$16.1 billion of new volume in the unpaid principal balance of new FHLB member mortgage loans processed through the MPF provider from 2011 to 2013
60%	$301 million increase in GAAP retained earnings from 12/31/2010 to 12/31/2013
10%	Improvement in the Bank's examination rating

Post-Termination Compensation

Severance Arrangements

Our NEOs (other than the President and CEO) are eligible to receive severance benefits under our Employee Severance Plan. Under the plan, if an employee covered by the plan were to be terminated other than for cause, including a constructive discharge, that employee would be entitled to receive the greater of: (1) four weeks' base salary for each full year of calendar service, but not to exceed 104 weeks; or (2) one year's base salary, subject to certain limits. In addition, we will make COBRA payments required to continue health insurance benefits for a time period equal to the number of weeks of pay such employee is entitled to receive (not to exceed the statutory COBRA continuation period).

Under Mr. Feldman's employment agreement, in the event his employment with the Bank is terminated either by him with good reason (as defined in the agreement), by the Bank other than for cause (as defined in the agreement), by non-renewal by the Bank of the agreement, or as a result of the death or disability of Mr. Feldman, Mr. Feldman is entitled to receive the following payments:

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

The employment agreement provides that Mr. Feldman will not be entitled to any other compensation, bonus or severance pay from the Bank other than as specified above and any vested rights which he has under any pension, thrift, or other benefit plan, excluding the severance plan. The right to receive termination payments as outlined above is contingent upon, among other things, Mr. Feldman signing a general release of all claims against the Bank in such form as the Bank requires.

Mr. Brandt resigned from the Bank effective October 15, 2011 and received 1 year of salary continuation payments.

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

For a further description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 115.

Pension Plan Benefits

The P&C Committee believes that retirement plan benefits and retiree health and life insurance are an important part of our NEO compensation program which provides a competitive benefits package. The Pentegra Defined Benefit Plan for Financial Institutions (Pension Plan) and related Benefit Equalization Plan benefits serve a critically important role in the retention of our senior executives (including our NEOs), as benefits under these plans increase for each year that these executives remain employed by us and thus encourage our most senior executives to remain employed by us. We provide additional retirement and savings benefits under the Benefit Equalization Plan because we believe that it is inequitable to limit retirement benefits and the matching portion of the retirement savings plan on the basis of a limit that is established by the IRS for purposes of federal tax policy.

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2011, the limitation on annual earnings was $245,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $195,000 in 2011.

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

Savings Plan Benefits

We participate in the Pentegra Defined Contribution Plan for Financial Institutions (Savings Plan), a tax-qualified, defined-contribution savings plan. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or on an after-tax basis to a Roth Elective Deferral Account or a regular account. In addition, under the Savings Plan and for employees who have completed one year of service, the Bank matches a

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

portion of the employee's contribution (50% for employees with three years of service or less, 75% for employees with more than three years of service but less than five years of service, and 100% for employees with five or more years of service).

For 2011, our matching contribution was limited to $14,700 for each employee. For employees hired prior to January 1, 2011 both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2011, the Savings Plan limits the annual additions that can be made to a participating employee's account to $49,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $16,500 per year. In addition, no more than $245,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $5,500 per year.

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

The P&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the P&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Amended Annual Report on Form 10-K for the year ended December 31, 2011.

The P&C Committee:

Steven F. Rosenbaum, Chairman
Thomas M. Goldstein, Vice Chairman
William W. Sennholz
Gregory A. White
Thomas L. Herlache, ex officio

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Compensation Tables

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2011.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation			Change in Pension Value [a]	All Other Compensation [b]	Total
			Short-Term	Long-Term
Matthew R. Feldman	2011	$695,000	$474,824	$606,596	—	$409,000	$14,700	$2,200,120
President and Chief Executive Officer	2010	650,000	—	—	—	248,000	14,700	912,700
	2009	650,000	—	—	—	169,000	14,700	833,700

Roger D. Lundstrom	2011	295,000	98,323	124,047	—	472,000	14,700	1,004,070
Executive Vice President and Chief Financial Officer	2010	295,000	125,000	442,500	—	217,000	14,700	1,094,200
	2009	292,917	—	—	—	170,000	14,700	477,617

Sanjay K. Bhasin	2011	400,000	166,180	168,200	—	151,000	14,700	900,080
Executive Vice President and Group Head, Members and Markets	2010	400,000	180,000	600,000	—	72,000	14,700	1,266,700
	2009	396,667	—	—	—	45,000	12,750	454,417

Peter E. Gutzmer [c]	2011	285,000	94,990	119,842	—	496,000	14,700	1,010,532
Executive Vice President and Group Head, Legal & Government Relations

John Stocchetti	2011	400,000	133,320	168,200	—	143,000	11,025	855,545
Executive Vice President and Group Head, Products, Operations and Technology	2010	400,000	180,000	600,000	—	83,000	11,025	1,274,025
	2009	396,667	—	—	—	65,000	7,350	469,017

Chad Brandt [d]	2011	225,625	—	—	—	181,000	303,057	709,682
Former - Executive Vice President and Group Head, Banking and Advance Products	2009	284,375				60,000	14,700	359,075

[a]
The amount reported in this column represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2010 to December 31, 2011.  The change in value resulted primarily from a decrease from 5.5% to 4.4% in the discount rate used to calculate the present value of accrued benefits as further described in Retirement and Other Post-Employment Compensation Table and Narrative on page 114.   Adding another year of credited service as well as 2011 annual salary increases also contributed to the change in projected benefit amount.

[b]
Amounts reported for all other compensation consist of Bank contributions to employee 401(k) and BEP plans other than for Mr. Brandt where such amount is comprised of $285,000 for salary continuation payments, and $18,057 for vacation pay.

[c]	Mr. Gutzmer was not a named executive officer for 2009 and 2010.

[d]	Mr. Brandt resigned effective October 15, 2011 and was not a named executive officer for 2010.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

President's Incentive Compensation Plan and Executive Incentive Compensation Plan

Amounts awarded for 2011 to Mr. Feldman under the President's Incentive Compensation Plan and to the remaining NEOs under the Executive Incentive Compensation Plan are set forth below. For a description of how these awards were calculated see President's Incentive Compensation Plan on page 106 and Executive Incentive Compensation Plan on page 107.

Name	Salary	Short Term Award as a % of Salary	Short Term Award	Amount Deferred
Matthew Feldman	$695,000	68%	$474,824	$237,412
Roger D. Lundstrom	295,000	33%	98,323	49,161
Sanjay K. Bhasin	400,000	42%	166,180	83,090
Peter E. Gutzmer	285,000	33%	94,990	47,495
John Stocchetti	400,000	33%	133,320	66,660
Chad Brandt	285,000	—%	—	—

Key Employee Long Term Incentive Compensation Plan

The table below sets forth the potential and actual awards under 2009 to 2011 plan. For a description of how these awards were calculated see Key Employee Long Term Incentive Compensation Plan on page 107.

Name	Salary	Long term Award as a % of Salary	Potential Award	Actual Award
Matthew R. Feldman	$695,000	100%	$695,000	$606,596
Roger D. Lundstrom	295,000	50%	147,500	124,047
Sanjay K. Bhasin	400,000	50%	200,000	168,200
Peter E. Gutzmer	285,000	50%	119,842	119,842
John Stocchetti	400,000	50%	200,000	168,200
Chad Brandt	285,000	50%	142,500	—

Grants of Plan-Based Awards

The table below describes the potential NEO awards under the President's Incentive Compensation Plan and the Executive Incentive Compensation Plan for the plan period covering January 1, 2011 through December 31, 2011 and the Key Employee Long Term Incentive Compensation Plan for the plan period covering January 1, 2011 through December 31, 2013. See Short-Term Incentive Plans on page 105 and Key Employee Long Term Incentive Compensation Plan on page 107 for a description of the performance criteria under these plans.

	Short-Term 2011 Estimated Future Payouts		Long-Term 2011 - 2013 Estimated Future Payouts
Name	Target	Maximum	Target [a]	Maximum
Matthew R. Feldman	$417,000	$695,000	$417,000	$695,000
Roger D. Lundstrom	73,750	147,500	73,750	147,500
Sanjay K. Bhasin	100,000	200,000	100,000	200,000
Peter E. Gutzmer	71,250	142,500	71,250	142,500
John Stocchetti	100,000	200,000	100,000	200,000
Chad Brandt	71,250	142,500	71,250	142,500

[a]
In estimating the maximum payout, we have utilized current base salaries for 2011. The actual payout will be based upon base salaries in effect at the end of the performance period which is December 31, 2013.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Matthew R. Feldman [a]	Pension	7.75	$440,000	$—
	BEP	7.75	693,000	—
Roger D. Lundstrom	Pension	27.33	1,183,000	—
	BEP	27.33	481,000	—
Sanjay K. Bhasin	Pension	7.08	208,000	—
	BEP	7.08	140,000	—
Peter E. Gutzmer	Pension	26.17	1,535,000	—
	BEP	26.17	659,000	—
John Stocchetti	Pension	4.75	230,000	—
	BEP	4.75	138,000	—
Chad Brandt	Pension	8.83	—	326,000
	BEP	8.83	—	107,000

[a]	At December 31, 2011, the additional present value of accrued benefits due Mr. Feldman under section (7)(b)(vi) of his employment agreement is $730,000.

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 109. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant's accumulated benefit is calculated as of December 31, 2011 and 2010. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by 50% of the qualified Pension Plan benefit valued using the 2000 RP Mortality table (static mortality table for lump sums) and 50% of the qualified Pension Plan benefit is valued using the 2000 RP Mortality table (generational mortality table for annuities) valued at an interest rate of 4.4% as of December 31, 2011 and a 5.5% interest rate as of December 31, 2010.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2011 accumulated benefit and the present value of the December 31, 2010 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are than deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The nonqualified Benefit Equalization Plan benefit is valued using the 2000 RP Mortality table (uses generational mortality table only) at an interest rate of 4.4% as of December 31, 2011 and an interest rate of 5.5% as of December 31, 2010.

The difference between the present value of the December 31, 2011 accumulated benefit and the present value of the December 31, 2010 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]		Registrant Contributions in Last FY [b]	Aggregate Earnings in Last FY [c]	Aggregate Withdrawals/Distributions [d]	Aggregate Balance of All Plans at Last FYE

Matthew R. Feldman	BEP	$27,000		$—	$119	$—	$116,634
	PICP			237,412	—	—	237,412
	LTIP			—	—	—	—

Roger D. Lundstrom	BEP	36,600		1,827	290	—	310,050
	EICP			49,162	65	(31,282)	80,444
	LTIP			—	305	(147,652)	147,652

Sanjay K. Bhasin	BEP	27,300	[e]	—	109	—	118,935
	EICP			83,090	93	(45,046)	128,136
	LTIP			—	413	(200,207)	200,207

Peter E. Gutzmer	BEP	2,400		—	17	—	18,646
	EICP			47,495	62	(30,031)	77,526
	LTIP			—	294	(142,647)	142,647

John Stocchetti	BEP	116,000	[f]	4,400	170	—	231,735
	EICP			66,660	93	(45,046)	111,706
	LTIP			—	413	(200,207)	200,207

Chad Brandt	BEP	18,062		3,562	176	(199,843)	—
	EICP			—	62	(30,031)	30,031
	LTIP			—	294	(142,647)	142,647

*	PICP: President's Incentive Compensation Plan. EICP: Executive Incentive Compensation Plan.
LTIP: Key Employee Long Term Incentive Compensation Plan

[a]
The table above includes salary reduction contributions by our NEOs, matching Registrant Contributions by the Bank under the Benefit Equalization Plan and amounts deferred for 2011 under the PICP and EICP. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 111.

[b]	Represents 2011 awards for PICP and EICP included in Summary Compensation Table on page 112.

[c]	Not included in 2011 compensation as rate paid was not above a market rate.

[d]	Represents previously deferred amounts for 2010 awards under the EICP and LTIP plans.

[e]	Includes voluntary EICP deferral of $18,000.

[f]	Includes voluntary EICP deferral of $22,500 and voluntary LTIP deferral of $50,000.

Potential Payments Upon Termination Table

Name	Severance	Short-Term Incentive Plan	Long-Term Incentive Plan Payment	Health Care	Total
Matthew R. Feldman	$695,000	$417,000	$417,000	$9,615	$1,538,615
Roger D. Lundstrom	590,000	73,750	73,750	21,852	759,352
Sanjay K. Bhasin	400,000	100,000	100,000	14,563	614,563
Peter E. Gutzmer	570,000	71,250	71,250	21,852	734,352
John Stocchetti	400,000	100,000	100,000	14,563	614,563

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2011 under certain conditions. For purposes of calculating the severance benefit outlined in the table, we have assumed that Mr. Feldman was terminated by us other than for cause or that he terminated his employment for good reason and he would receive the termination payments outlined in his employment agreement and continued Bank-subsidized health care coverage. With respect to Mr. Lundstrom, Mr. Bhasin, Mr. Gutzmer and Mr. Stocchetti, we have assumed that their employment was terminated by us other than for cause, including a constructive discharge, and these NEOs would

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

receive the termination payments outlined in the Employee Severance Plan and continued Bank-subsidized health care coverage. See Severance Arrangements on page 109.

We have also assumed that the payments under the President's Incentive Compensation Plan and Executive Incentive Compensation Plan would be at the applicable target amount for that plan. With respect to the Key Employee Long Term Incentive Compensation Plan, we have assumed that the termination of employment either (1) was in connection with a change-of-control or (2) was made by the executive for good reason. In these instances, an executive officer is vested in their potential award for plan periods ending in the year of termination. In this case, we have assumed the applicable plan period would be 2009 to 2011 with an award at the target amount.

In addition to the amounts indicated above, our NEOs are entitled to receive benefits under the Benefit Equalization Plan and the Pension Plan in accordance with the terms of those plans.

Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for time spent reviewing Bank materials, preparing for meetings, participating in other Bank activities and actual time spent attending the meetings of the Board of Directors and its committees. Directors are also reimbursed for reasonable Bank-related travel expenses. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, we participated in an FHLB System review of director compensation in September, 2010 which includes a director compensation study prepared by McLagan Partners. The McLagan study includes separate analysis of director compensation broken into five subgroups: small banks ($5 billion to $14.9 billion asset size); medium banks ($15 billion to $24.9 billion asset size); large banks ($25 billion to $100 billion asset size); Fannie Mae; Freddie Mac; and the Office of Finance.

In connection with setting Director compensation for 2011, our Board of Directors considered the increasing Director compensation trends within the FHLB System and decided to maintain compensation levels at the same amounts as 2009 and 2010 because the Directors believe further improvement of the Bank should occur prior to increasing director compensation.

2011 Compensation
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The table below sets forth Director Compensation for 2011.

Name	2011 Total Fees Earned or Paid in Cash
Thomas L. Herlache - Chair	$60,000
Steven F. Rosenbaum - Vice Chair	55,000
Diane M. Aigotti	45,000
Edward P. Brady	45,000
Mary J. Cahillane [a]	3,750
William R. Dodds, Jr.	50,000
Janice C. Eberly [a]	18,750
Thomas M. Goldstein [b]	45,417
Arthur E. Greenbank	45,000
Roger L. Lehmann	50,000
E. David Locke	50,000
Leo J. Ries	45,000
William W. Sennholz - Audit Committee Chair	55,000
Michael G. Steelman	45,000
Russell C. Weyers [a]	45,833
Gregory A. White	45,000
Total	$703,750

[a]	partial year

[b]	Mr. Goldstein served as a committee chair in December, 2011.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members are for the election of our directors, as more fully discussed in 2011 Director Election on page 95.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock as of February 29, 2012:

As of February 29, 2012	Regulatory capital stock	% of total
BMO Harris Bank N.A. [a] 111 West Monroe Street Chicago, Illinois 60690	$274	14%
Associated Bank N.A. 1200 Hansen Road Green Bay, WI 54304	108	6%
State Farm Bank, FSB 3 State Farm Plaza Bloomington, IL 61791	91	5%

[a]
On July 5, 2011, M&I Marshall & Ilsley Bank merged into Harris National Association and the name was changed to BMO Harris Bank National Association. This was an in-district merger, and no stock was reclassified to MRCS.

The following table sets forth information about those members with an officer or director serving as a director of the Bank as of February 29, 2012. Independent directors do not control any capital stock of the Bank.

Institution and Address	Director Name	Capital Stock	Percent of Total Outstanding Capital
Baylake Bank 1737 Memorial Drive Sturgeon Bay, WI 54235	Thomas L. Herlache	$4.7	0.25%
McFarland State Bank 5990 Highway 51 McFarland, WI 53558	E. David Locke	3.1	0.16%
Prospect Federal Savings Bank 11139 South Harlem Avenue Worth, IL 60482	Steven F. Rosenbaum	2.2	0.12%
Forward Financial Bank 207 W. 6th Street Marshfield, WI 54449	William W. Sennholz	2.2	0.12%
First Bankers Trust Company, N.A. 1201 Broadway Quincy, IL 62301	Arthur E. Greenbank	1.9	0.10%
First Bank & Trust 1318 Lathrop River Forest, IL 60305	Owen E. Beacom	1.4	0.07%
The Harvard State Bank 35 North Ayer Street Harvard, IL 60033	Roger L. Lehmann	0.8	0.04%
Farmers & Merchants State Bank of Bushnell 484 E. Main St. Bushnell, IL 61422	Michael G. Steelman	0.1	0.01%
Total Directors as a group		$16.4	0.87%

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

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or executive officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 95. We have seven independent directors and eight member directors currently serving on our Board.

We conduct our advances business and the MPF Program almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve as our directors. We extend credit to them on market terms that are no more favorable than the terms of comparable transactions with other members who are not considered related parties (as defined below). In addition, we may purchase short-term investments, sell Federal Funds to, and purchase MBS from members (or affiliates of members) whose officers or directors serve as our directors. All such investments are market rate transactions and all such MBS are purchased through securities brokers or dealers. As an additional service to our members, including those whose officers or directors serve as our directors, we may enter into interest rate derivatives with members and offset these derivatives with non-member counterparties. These transactions are executed at market rates.

We define a “related person” as any director or executive officer of the Bank, any member of their immediate families, or any holder of 5% or more of our capital stock.

During 2011, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

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

See Information Regarding Current Directors of the Bank on page 96 for more information on our current directors. Directors who served in 2011 but are no longer members of our Board include member directors William R. Dodds and Russell C. Weyers and independent director Janice C. Eberly. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

FHFA Regulations Regarding Independence

The FHFA director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Relationships considered disqualifying by the FHFA include: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. Our Board of Directors assesses the independence of each director under the FHFA's independence standards, regardless of whether he or she serves on the Audit Committee. Our Board of Directors determined that all directors who served in 2011 were, and all current directors are, independent under these criteria.

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

Applying the NYSE independence standards to those member directors who served in 2011 and as of the date of this Report, our Board determined that only member directors Beacom, Dodds, Lehmann, Rosenbaum, Sennholz, and Steelman did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these current member directors meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors is independent under the NYSE independence standards.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been billed by our external accounting firm:

For the Years Ended December 31, (in thousands)	2011	2010
Audit fees	$801	$729
Audit related fees	68	38
Total fees	$869	$767

Audit fees were for professional services rendered for the audits of our financial statements. Audit related fees were for assurance and related services primarily related to accounting and consultations. No tax related fees were paid. No other fees were paid for financial information system design, implementation, or software license fees.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART IV
Item 15.    Exhibits, Financial Statements Schedules.

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 16, 2012 or, as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports, copies of which may be obtained by going to the SEC's website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital Plan of the Federal Home Loan Bank of Chicago
10.1.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [c]
10.1.2	First Amendment to Sublease Agreement, dated January 26, 2010 [d]
10.2	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [c]
10.3	Advances, Collateral Pledge, and Security Agreement [j]
10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [a]
10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [a]
10.6.1	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement, dated September 15, 2000 [a]
10.6.2	First Amendment to Liquidity Option and Master Participation Agreement, dated April 16, 2001 [a]
10.6.3	Second Amendment to Liquidity Option and Master Participation Agreement, dated January 22, 2004 [a]
10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [e]
10.8	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2011[f]
10.9.1	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, dated January 21, 2003 [a]
10.9.2	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, effective January 1, 2011 [f]
10.10	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 [g]
10.11	Federal Home Loan Bank of Chicago Executive Incentive Compensation Plan, dated January 26, 2010 [h]
10.12	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 [a]
10.13	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, dated December 19, 2008 [g]
10.14	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 [i]
10.15	Federal Home Loan Bank of Chicago Board of Directors 2010 Compensation Policy [h]
10.16	Federal Home Loan Bank of Chicago Board of Directors 2011 Compensation Policy [j]
10.17	Federal Home Loan Bank of Chicago Board of Directors 2012 Compensation Policy
10.18	Joint Capital Enhancement Agreement, as amended August 5, 2011 [k]
14	The Federal Home Loan Bank of Chicago Code of Ethics [l]
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
99.1	Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2007-SUP-01), dated October 10, 2007 [m]
99.2	Amendment to Consent Order to Cease and Desist (Federal Housing Finance Board Supervisory Action No. 2008-SUP-01), dated July 24, 2008 [n]
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[a]	Filed with our Form 10 on December 14, 2005

[b]	Filed with our 8-K Current Report on December 20, 2011

[c]	Filed with our 8-K Current Report on January 15, 2009

[d]	Filed with our 8-K Current Report on February 1, 2010

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

[e]	Filed with our 8-K Current Report on June 28, 2006

[f]	Filed with our 8-K Current Report on January 7, 2011

[g]	Filed with our 2008 Form 10-K on March 20, 2009

[h]	Filed with our 2009 Form 10-K on March 18, 2010

[i]	Filed with our 2007 1st Quarter Form 10-Q on May 11, 2007

[j]	Filed with our 2010 Form 10-K on March 17, 2011

[k]	Filed with our 8-K Current Report on August 5, 2011

[l]	Published on our website at www.fhlbc.com/fhlbc/corp_governance.shtml

[m]	Filed with our 2007 Form 10-K on March 19, 2008

[n]	Filed with our 2008 3rd Quarter Form 10-Q on November 12, 2008

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset-backed-securities.

AFS: Available-for-sale securities.

Agency MBS: Mortgage-backed securities issued by, or comprised of mortgage loans guaranteed by, Fannie Mae or Freddie Mac.

AHP: Affordable Housing Program.

ALM Policy: Our Asset/Liability Management Policy.

Acquired Member Assets (AMA): Assets that an FHLB may acquire from or through FHLB System members or housing associates by means of either a purchase or a funding transaction.

AOCI: Accumulated Other Comprehensive Income.

BEP: Benefit Equalization Plan.

Capital Plan: The Federal Home Loan Bank of Chicago Capital Plan, effective January 1, 2012.

C&D Order: We entered into a Consent Cease and Desist Order with the Finance Board on October 10, 2007 and an amendment thereto as of July 24, 2008.

CDFI: Community development financial institution.

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

CEDA: Community Economic Development Advance Program.

CFI: Community Financial Institution - Defined as FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA. The average total assets for calendar year-ends 2009-2011 must be $1.076 billion or less ($1.041 billion for 2008-2010 and $1.029 billion for 2007-2009).

CFTC: Commodity Futures Trading Commission.

CIP: Community Investment Program.

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

Consolidated Obligations or COs: FHLB debt instruments (bonds and discount notes) which are the joint and several liability of all FHLBs; issued by the Office of Finance.
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

Deputy Director: Deputy Director, Division of FHLB Regulation of the FHFA.

Designated Amount: A percentage of the outstanding principal amount of the subordinated notes we were allowed to include prior to January 1, 2012, in determining compliance with our regulatory capital and minimum regulatory leverage ratio

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

requirements and to calculate our maximum permissible holdings of mortgage-backed securities and unsecured credit.

Discount notes: Consolidated obligations with a term of one year or less.
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted July 21, 2010.

ERISA: Employee Retirement Income Security Act.

Excess capital stock: Capital stock held by members in excess of their statutory requirement or minimum investment requirement, as applicable.

Excess capital stock ratio: Excess capital stock divided by regulatory capital.
Fannie Mae: Federal National Mortgage Association.

FASB: Financial Accounting Standards Board.

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

Ginnie Mae: Government National Mortgage Association.

GLB Act: Gramm-Leach-Bliley Act of 1999.
Government Loans: MPF Loans held in our portfolio comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS).

GSE: Government sponsored enterprise.

HARP: Home Affordable Refinance Program.

Housing Act: Housing and Economic Recovery Act of 2008, enacted July 30, 2008.

HUD: Department of Housing and Urban Development.

HTM: Held-to-maturity securities.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

IFRS: International Financial Reporting Standards.

JCE Agreement: Joint Capital Enhancement Agreement entered into by all 12 FHLBs, effective February 28, 2011 and amended August 5, 2011, which is intended to enhance the capital position of each FHLB. The intent of the agreement is to allocate that portion of each FHLB's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLB.

LIBOR: London Interbank Offered Rate.

LTV: Loan-to-value ratio.

Master Commitment or MC: Pool of MPF Loans purchased or funded by an MPF Bank.

MBS: Mortgage-backed securities.

MI: Mortgage Insurance.

Moody's: Moody's Investors Service.

MPF®: Mortgage Partnership Finance.

MPF Banks: FHLBs that participate in the MPF program.

MPF Guides: MPF Origination Guide and MPF Servicing Guide.

MPF Loans: Conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program.

MPF Program: A secondary mortgage market structure that provides liquidity to FHLB members that are PFIs through the purchase or funding by an FHLB of MPF Loans.

MPF Provider: The Federal Home Loan Bank of Chicago, in its role of providing programmatic and operational support to the MPF Banks and their PFIs.

MPF Xtra® product: The MPF Program product under which we acquire MPF Loans from PFIs without any CE Amount and concurrently resell them to Fannie Mae.
MRCS: mandatorily redeemable capital stock.
NCUA: National Credit Union Administration, an independent federal agency that charters and supervises federal credit unions and insures savings in federal and most state-chartered credit unions.

NEO: Named executive officer.

Nonaccrual MPF Loans: Nonperforming mortgage loans in which the collection of principal and interest is determined to be doubtful or when interest or principal is past due for 90 days or more, except when the MPF Loan is well secured and in the process of collection.

NRSRO: Nationally Recognized Statistical Rating Organization.

NYSE: New York Stock Exchange.

Office of Finance: A joint office of the FHLBs established by the Finance Board to facilitate issuing and servicing of consolidated obligations.

OTTI: Other-than-temporary impairment.

OTTI Committee: An FHLB System OTTI Committee formed by the FHLBs to achieve consistency among the FHLBs in their analyses of the OTTI of private-label MBS.

Owner Bank: MPF Bank selling interests in MPF Loans.

P&C Committee: Personnel and Compensation Committee.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PCAOB: Public Company Accounting Oversight Board.

Pension Plan: Pentegra Defined Benefit Plan for Financial Institutions.

PFI: Participating Financial Institution. A PFI is a member (or eligible housing associate) of an MPF Bank that has applied to and been accepted to do business with its MPF Bank under the MPF Program.

PFI Agreement: MPF Program Participating Financial Institution Agreement.

PMI: Primary mortgage insurance.

Recoverable CE Fee: Under the MPF Program, the PFI may receive a contingent performance based credit enhancement fee whereby such fees are reduced up to the amount of the FLA by losses arising under the master commitment.

REFCORP: Resolution Funding Corporation.

Regulatory capital: Regulatory capital stock plus retained earnings.

Regulatory capital ratio: Regulatory capital plus Designated Amount of subordinated notes divided by total period-end assets.

Regulatory capital stock: The sum of the paid-in value of capital stock and mandatorily redeemable capital stock.

REO: Real estate owned.

Repurchase Plan: Our plan to repurchase the excess capital stock of current members over time, as approved by the FHFA on December 22, 2011.

RHS: Department of Agriculture Rural Housing Service.

S&P: Standard and Poor's Rating Service.

Savings Plan: Pentegra Defined Contribution Plan for Financial Institutions.
SBA: Small Business Administration.

SEC: Securities and Exchange Commission.

Secretary: Secretary of the U.S. Treasury.

SMI: Supplemental mortgage insurance.

System: The Federal Home Loan Bank System consisting of the 12 Federal Home Loan Banks and the Office of Finance.

TBA: A forward contract on a mortgage-backed security (MBS), typically issued by a U.S. government sponsored entity, whereby a seller agrees to deliver a MBS for an agreed upon price on an agreed upon date.

TLGP: The FDIC's Temporary Liquidity Guarantee Program.

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago
2011 Annual Financial Statements and Notes

Federal Home Loan Bank of Chicago

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of income, of capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the Bank) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

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

Chicago, IL
March 16, 2012

Federal Home Loan Bank of Chicago

Statements of Condition
(Dollars in millions, except capital stock par value)

	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$1,002	$282
Federal Funds sold	950	3,018
Securities purchased under agreements to resell	825	4,225
Investment securities -
Trading, $15 and $206 pledged	2,935	1,652
Available-for-sale, $14 and $255 pledged	24,316	24,567
Held-to-maturity [a], $490 and $1,207 pledged	11,477	12,777
Total investment securities	38,728	38,996
Advances, $9 and $4 carried at fair value under fair value option	15,291	18,901
MPF Loans held in portfolio, net of allowance for credit losses of $(45) and $(33)	14,118	18,294
Accrued interest receivable	153	189
Derivative assets	40	16
Software and equipment, net of accumulated amortization/depreciation of $(143) and $(133)	38	45
Other assets	110	150
Total assets	$71,255	$84,116
Liabilities
Deposits - Interest bearing	$535	$655
- Non-interest bearing	113	164
Total deposits	648	819
Securities sold under agreements to repurchase	400	1,200
Consolidated obligations, net -
Discount notes, $11,466 and $4,864 carried at fair value under fair value option	25,404	18,421
Bonds, $2,631 and $9,425 carried at fair value under fair value option	39,880	57,849
Total consolidated obligations, net	65,284	76,270
Accrued interest payable	203	281
Mandatorily redeemable capital stock	4	530
Derivative liabilities	206	883
Affordable Housing Program assessment payable	61	44
Resolution Funding Corporation assessment payable	—	33
Other liabilities	157	107
Subordinated notes	1,000	1,000
Total liabilities	67,963	81,167
Commitments and contingencies - Note 21
Capital
Capital stock - putable $100 par value - 24 million shares issued and outstanding at December 31, 2011, and 23 million shares issued and outstanding at December 31, 2010	2,402	2,333
Retained earnings - unrestricted	1,289	1,099
- restricted	32	—
Total retained earnings	1,321	1,099
Accumulated other comprehensive income (loss)	(431)	(483)
Total capital	3,292	2,949
Total liabilities and capital	$71,255	$84,116
a    Fair value of held-to-maturity securities: $12,131 and $13,463.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income
(Dollars in millions)

For the years ended December 31,	2011	2010	2009
Interest income	$2,244	$2,774	$2,956
Interest expense	1,707	1,997	2,376
Net interest income before provision for credit losses	537	777	580
Provision for credit losses	19	21	10
Net interest income	518	756	570

Non-interest gain (loss) on -
Total other-than-temporary impairment	(17)	(42)	(1,404)
Non-credit portion reclassified (from) to accumulated other comprehensive income	(51)	(121)	967
Net other-than-temporary impairment charges, credit portion	(68)	(163)	(437)
Trading securities	(61)	(17)	(14)
Sale of available-for-sale securities	—	10	19
Derivatives and hedging activities	70	52	(83)
Instruments held under fair value option	(12)	8	2
Early extinguishment of debt, including $0, ($17), and ($5) from debt transferred to other FHLBs	(20)	(30)	(5)
Other, net	28	13	11
Total non-interest gain (loss)	(63)	(127)	(507)

Non-interest expense -
Compensation and benefits	59	66	62
Other operating expenses	35	39	51
FHFA	11	4	3
Office of Finance	4	4	3
Other community investment	50	—	—
Other	25	18	9
Total non-interest expense	184	131	128

Income before assessments	271	498	(65)

Assessments -
Affordable Housing Program	30	41	—
Resolution Funding Corporation	17	91	—
Total assessments	47	132	—

Net income (loss)	$224	$366	$(65)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital (Dollars and shares in millions)

	Capital Stock - Putable		Retained Earnings		Accumulated Other Comprehensive Income (Loss) (AOCI)	Total Capital	Comprehensive Income (Loss)
	Shares [a]	Par Value	Unrestricted	Restricted
Balance, December 31, 2008	24	$2,386	$540	$—	$(639)	$2,287	$(507)
January 1, 2009, cumulative effect non-credit impairment adjustment			233	—	(233)
Net income (loss)			(65)	—		(65)	(65)
AOCI -
Net change in available-for-sale securities					568
Net change in available-for-sale securities OTTI non-credit					1
Net change in held-to-maturity securities					54
Net change in held-to-maturity securities OTTI non-credit					(746)
Net change in cash flow hedging activities					335
Net change retirement plans					2
Net change in AOCI						214	214
Proceeds from issuance of capital stock	1	102				102
Reclassification of capital stock to mandatorily redeemable	(2)	(160)				(160)
Balance, December 31, 2009	23	$2,328	$708	$—	$(658)	$2,378	$149
Net income (loss)			366	—		366	366
July 1, 2010 cumulative effect adjustment			25	—		25
AOCI -
Net change in available-for-sale securities					168
Net change in available-for-sale securities OTTI non-credit					21
Net change in held-to-maturity securities					14
Net change in held-to-maturity securities OTTI non-credit					293
Net change in cash flow hedging activities					(320)
Net change in retirement plans					(1)
Net change in AOCI						175	175
Proceeds from issuance of capital stock	1	70				70
Reclassification of capital stock to mandatorily redeemable	(1)	(65)				(65)
Balance, December 31, 2010	23	$2,333	$1,099	$—	$(483)	$2,949	$541
Net income (loss)			192	32		224	224
AOCI -
Net change in available-for-sale securities					365
Net change in available-for-sale securities OTTI non-credit					8
Net change in held-to-maturity securities					3
Net change in held-to-maturity securities OTTI non-credit					164
Net change in cash flow hedging activities					(488)
Net change in AOCI						52	52
Proceeds from issuance of capital stock	1	75				75
Reclassification of capital stock to mandatorily redeemable	—	(6)				(6)
Cash dividends on capital stock			(2)			(2)
Balance, December 31, 2011	24	$2,402	$1,289	$32	$(431)	$3,292	$276

[a]	Excludes outstanding shares reclassified to mandatorily redeemable capital stock. See Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows
(Dollars in millions)

	For the years ended December 31,	2011	2010	2009
Operating	Net income (loss)	$224	$366	$(65)
	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
	Depreciation and amortization	171	165	241
	Change in net fair value on derivatives and hedging activities	(1,211)	(163)	(354)
	Change in net fair value on trading securities	61	17	14
	Change in net fair value on assets and liabilities held under the fair value option	12	(8)	(2)
	Realized losses on other-than-temporarily impaired securities	68	163	437
	Other adjustments, incl. $0, $17, and $5 from losses (gains) on early extinguishment of debt transferred to other FHLBs	64	63	(5)
	Net change in -
	Accrued interest receivable	(17)	(15)	(1)
	Other assets	(77)	(104)	(70)
	Accrued interest payable	(83)	(96)	(183)
	Other liabilities	36	56	(2)
	Total adjustments	(976)	78	75
	Net cash provided by (used in) operating activities	(752)	444	10

Investing	Net change Federal Funds sold	2,068	(2,628)	695
	Securities purchased under agreements to resell	3,400	(1,900)	(1,830)
	Advances -
	Principal collected	88,698	90,265	212,174
	Issued	(85,118)	(85,058)	(198,522)
	MPF Loans held in portfolio-
	Principal collected	4,145	5,514	8,130
	Purchases	(56)	(50)	(43)
	Trading securities -
	Proceeds from maturities, sales, and paydowns	3,595	117	587
	Purchases	(4,944)	—	(1,107)
	Held-to-maturity securities [a]-
	Short-term held-to-maturity securities, net	170	(263)	236
	Proceeds from maturities	2,319	3,185	3,096
	Purchases	(1,042)	(3,224)	(471)
	Available-for-sale securities -
	Proceeds from maturities and sales	1,120	1,272	1,151
	Purchases	(70)	(5,864)	(17,904)
	Proceeds from sale of foreclosed assets	68	112	51
	Capital expenditures for software and equipment	(8)	(5)	(10)
	Net cash provided by (used in) investing activities	14,345	1,473	6,233

Federal Home Loan Bank of Chicago

Financing	Net change deposits	(171)	(182)	245
	Maturities of securities sold under agreements to repurchase	(800)	—	—
	Net proceeds from issuance of consolidated obligations -
	Discount notes	646,974	1,237,058	1,127,269
	Bonds	36,067	53,754	29,445
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(639,985)	(1,240,774)	(1,134,591)
	Bonds, including $0, $(162), and $(110) transferred to other FHLBs	(54,387)	(54,265)	(25,826)
	Net proceeds (payments) on derivative contracts with financing element	(112)	(118)	(99)
	Proceeds from issuance of capital stock	75	70	102
	Redemptions of mandatorily redeemable capital stock	(532)	(1)	(95)
	Cash dividends paid	(2)	—	—
	Net cash provided by (used in) financing activities	(12,873)	(4,458)	(3,550)
	Net increase (decrease) in cash and due from banks	720	(2,541)	2,693
	Cash and due from banks at beginning of year	282	2,823	130
	Cash and due from banks at end of period	$1,002	$282	$2,823

Supplemental	Interest paid	$1,686	$2,064	$2,421
	Affordable Housing Program assessments paid	13	15	10
	Resolution Funding Corporation assessments paid	50	42	16
	Capital stock reclassified to mandatorily redeemable capital stock	6	65	160
	Transfer of MPF Loans to real estate owned	70	123	94
	Transfer from held-to-maturity securities to trading securities	—	390	—

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Background and Basis of Presentation

The Federal Home Loan Bank of Chicago a is a federally chartered corporation and one of 12 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System).  The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership.  The FHLBs were regulated by the Federal Housing Finance Board (Finance Board), an independent federal agency, through July 29, 2008. With the enactment of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (FHFA) was established and became the new federal regulator of the FHLBs, effective July 30, 2008. The Finance Board was merged into the FHFA on October 27, 2008. We provide credit to members principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program b.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the following:

•	Determination of other-than-temporary impairments of securities;

•	Allowance for credit losses; and

•	Fair value of derivatives and certain advances, investment securities and consolidated obligations that are reported at fair value in the Statements of Condition.

Actual results could differ from these estimates.

Fair Value

The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures, have been determined by us using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at December 31, 2011 and 2010. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 20 - Fair Value Accounting for more information.

[a]	Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

[b]	“Mortgage Partnership Finance”, “MPF”, and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Consolidation of Variable Interest Entities
We do not consolidate any of our variable interest entities. Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities (MBS), and FFELP asset backed securities (ABS). We have evaluated our investments in variable interest entities as of the periods presented to determine whether or not we are a primary beneficiary in any of them. The primary beneficiary is required to consolidate a variable interest entity. The primary beneficiary is the enterprise that has both of the following characteristics:

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

Statements of Cash Flows

For purposes of the statements of cash flows, we consider only cash and due from banks as cash and cash equivalents.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Changes in Accounting Policies

In March of 2010, the FASB issued amendments clarifying what constitutes the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. Entities were permitted to irrevocably elect the fair value option for any beneficial interest in a securitized financial asset upon adoption. Effective July 1, 2010, we elected to adopt the fair value option for certain government agency held-to-maturity MBS with a carrying amount of $390 million to enable their inclusion in regulatory liquidity requirement calculations.  Consistent with the original accounting transition guidance for fair value option accounting, these MBS were reclassified from held-to-maturity securities to trading securities with subsequent changes in fair value immediately recognized into earnings. Also consistent with the original accounting transition guidance for fair value option accounting, election of the fair value option for these held-to-maturity MBS did not impact the remaining held-to-maturity investment portfolio. The difference between the amortized cost and fair value of these MBS resulted in a cumulative effect adjustment of a $25 million gain, which was recorded as an increase to our beginning July 1, 2010 retained earnings and had no impact on our AHP or REFCORP expense or accruals. None of the MBS in which we elected the fair value option were considered impaired, and accordingly, no credit impairment write-down was recognized into earnings at the time of adoption.

On April 9, 2009, the FASB released new accounting guidance on the recognition and presentation of other-than-temporary impairment (OTTI), amending the prior guidance for investment securities classified as available-for-sale (AFS) and held-to-maturity (HTM). The most significant change to our previous OTTI accounting relates to the amount of OTTI that is recognized into earnings.  Specifically, prior to this new accounting guidance, we recognized an OTTI charge into earnings in an amount equal to the entire difference between the security's amortized cost basis and its fair value as of the balance sheet date.  Our current accounting is discussed further below. The FASB guidance became effective January 1, 2009. Prior periods were not restated.

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

Year ended December 31, 2008 Total OTTI losses	$292
Less: OTTI accreted into income	6
Net OTTI related charges	286
Less: OTTI credit loss portion	53
Increase to beginning retained earnings on January 1, 2009	$233

Federal Funds Sold

We utilize Federal Funds sold for short-term liquidity. Federal Funds sold are reflected on the statements of condition at amortized cost.
Securities Purchased under Agreements to Resell

We utilize securities purchased under agreements to resell for short-term liquidity. We record securities purchased under agreements to resell as collateralized financings, which are carried at amortized cost. These amounts represent short-term loans and are classified as assets in the statements of condition. Securities purchased under agreements to resell are held in safekeeping in our name by third party custodians. Should the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty is required to place an equivalent amount of additional securities in safekeeping in our name or the dollar value of the resale agreement will be decreased accordingly. While we are permitted by the terms of the underlying agreements to sell or repledge collateral accepted in connection with these activities, we do not do so due to the short-term nature of the transactions. We purchase securities under agreements to resell on a short-term basis, primarily overnight, thus the fair value of the collateral accepted approximates the carrying value of these securities.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Investment Securities

We maintain a portfolio of investment securities for liquidity and asset-liability management purposes and to provide additional earnings. Purchases and sales of securities are recorded on a trade date basis. We determine and document the classification of the security as trading, Available-for-Sale (AFS), or Held-to-Maturity (HTM) at acquisition. Securities classified as trading are held for liquidity purposes. Pursuant to FHFA regulations and our internal policies, we are prohibited from investing in financial instruments for speculative purposes, thus for cash flow statement purposes, we treat trading securities as an investing activity. Classification as HTM requires that we have both the intent and ability to hold the security to maturity. Investment securities not classified as either trading or HTM are classified as AFS. The sale or transfer of an HTM security due to changes in circumstances as permitted under GAAP, such as evidence of significant deterioration of the issuer's creditworthiness, changes in regulatory requirements, or accounting standards is considered to be consistent with its original classification. Otherwise, transfers of investment securities from the HTM category are not permitted. Transfers of investment securities in to or out of our trading category are rare. We did not make any such transfers in 2011 or 2009. However, as discussed in Changes in Accounting Policies above, we transferred $390 million of HTM MBS to trading securities as a result of adopting new accounting guidance effective July 1, 2010.

Non-impaired HTM securities are carried at amortized cost. Impaired HTM securities are carried at carrying value. Trading and AFS securities are carried at fair value. Changes in fair value of trading securities are recognized in non-interest gain (loss). Changes in fair value of AFS securities are recognized in Accumulated Other Comprehensive Income (Loss) (AOCI), with the exception of AFS securities in which the benchmark interest rate risk is being hedged in a fair value hedge. In such cases, the change in fair value related to the benchmark interest rate is recognized immediately into earnings as a component of derivatives and hedging activities.

We compute the amortization and accretion of premiums and discounts on the majority of our investment securities using the interest method over the estimated lives of the securities, based on anticipated prepayments. Amortization over the contractual life is done for our remaining investment securities that do not have a prepayment feature. If a difference arises between the prepayments anticipated and actual prepayments received, we recalculate the effective yield to reflect actual payments to date and anticipated future payments.

Gains and losses on sales of securities are determined using the specific identification method and are included in non-interest gain (loss) on the statements of income.

Investment Securities - Other-than-Temporary Impairment

We perform an assessment of OTTI whenever the fair value of an investment security is less than its amortized cost basis at the statements of condition dates. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments.  OTTI is considered to have occurred under the following circumstances:

•	If we decide to sell the investment security and its fair value is less than its amortized cost basis.

•	If, based on available evidence, we believe it is more likely than not that we will be required to sell the investment security before the recovery of its amortized cost basis.

•
If we do not expect to recover the entire amortized cost basis of the investment security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss.

Fair Value Write-downs

If OTTI has been incurred and we decide to, or it is more likely than not we will be required to, sell the investment security, we account for the investment security as if it had been purchased on the measurement date of the OTTI. Specifically, the investment security is written down to fair value resulting in a new amortized cost basis, and any deferred amount in AOCI related to the investment security is recognized in earnings. The entire realized loss is recognized in non-interest gain (loss). For investments we continue to hold, a new accretable yield is calculated on the impaired security and reevaluated quarterly. This is used to calculate the amortization to be recorded into income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. The new amortized cost basis is not changed for subsequent recoveries in fair value. Subsequent non-OTTI-related increases and decreases in the fair value of AFS securities will be included in AOCI.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Credit and Non-Credit Loss Write-downs

We recognize write-downs related to credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit related losses are recognized into AOCI when we have not decided to, or we believe it is more likely than not that we will not be required to sell the investment security before the recovery of its amortized cost basis. As a result, OTTI is calculated for (a) total OTTI, (b) the amount related to all non-credit related factors and (c) the amount representing the estimated credit loss. The calculation of these amounts is discussed below.

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

Non-Credit OTTI Portion:

Amounts recognized as total OTTI that relate to non-credit factors are reclassified out of our statements of income line item entitled “non-credit portion reclassified (from) to other comprehensive income” and into non-credit AOCI. Credit losses related to previously impaired securities are reclassified out of non-credit AOCI into our statements of income line item entitled “non-credit portion reclassified (from) to other comprehensive income.” Subsequent non-OTTI-related increases in the fair value of a previously impaired AFS security will be included in non-credit AOCI to the extent of the amount recognized in the non-credit OTTI portion at the time the AFS security was impaired. Subsequent increases in fair value exceeding the previously recognized non-credit OTTI portion are recognized as an unrealized gain in AOCI. Subsequent decreases in fair value below the carrying value existing at the reporting date in which no impairment is recognized are recognized as an unrealized loss in AOCI.

OTTI Credit Loss:

If a credit loss exists, we use our best estimate of the present value of cash flows expected to be collected from the investment security. The discount rate for a fixed-, variable-, or adjustable-rate security is effectively derived from the interest rate that was used to project the cash flows expected to be collected on that security in order to isolate the impairment loss due to credit deterioration by mitigating the effects of future changes in interest rates. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss, if any. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment. That new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, the amortized cost basis is adjusted for accretion and amortization as discussed below. Refer to Note 6 - Investment Securities for further details of our OTTI analysis.

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

As of the measurement date, a new accretable yield is calculated on the impaired HTM or AFS investment security. This is used to calculate the amount to be recognized into interest income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected. This yield is evaluated quarterly and adjusted for subsequent increases or decreases in estimated cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Advances issued to our members are carried at amortized cost unless we elect the fair value option, in which case the advances are carried at fair value.

Advances that qualify for fair value hedge accounting are adjusted for changes in fair value that offset the risk being hedged. For cash flow hedges of advances, changes in fair value that offset the risk being hedged are included in AOCI. The following are amortized as a component of interest income over the contractual life of the advance using the interest method:

•	Premiums and discounts, if any.

•	Deferred fair value hedging adjustments.

We only recognize contractual interest into interest income using the interest method for advances carried at fair value.

We offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we would typically exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate.

In the event we exercise the put option, the related advance is considered extinguished through one of the following options:

•	repayment by the member;

•	replacement funding, offered to the member subject to compliance by the member with our credit policy (and at the then-prevailing market rate of interest);

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Mortgage Loans Held for Portfolio

MPF Loans refer to conforming conventional and government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program. The MPF Program involves the purchase of single-family mortgage loans that are originated or acquired by participating financial institutions. The MPF Loans that we hold for our portfolio are credit-enhanced by participating financial institutions or are guaranteed or insured by Federal agencies.

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

Fee and Fair Value Hedging Adjustment Recognition in the Statements of Income

The following are amortized as a component of interest income over the contractual life of the MPF Loan using the interest method:

•	Agent fees, premiums, and discounts paid to and received by PFIs.

•	Any origination net fees or costs representing yield adjustments.

•	Any fair value hedging adjustments that represent yield adjustments.

Fair value hedge adjustments that represent hedge ineffectiveness are recognized in derivatives and hedging activities.

Accounting for MPF Xtra and MPF Loan Administration Fees

We collect fees for processing MPF Xtra loans that are deferred and recognized over the contractual life of the loans, with any unrecognized amount being accelerated upon prepayment of the MPF Loan. We also collect a fee for the ongoing administration of MPF Loans held by the other MPF Banks.

Accounting for Credit Enhancement Fees

Credit Enhancement (CE) Fees compensate PFIs for assuming credit risk and may or may not be performance based, depending on the MPF product. CE Fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF Loans. CE Fees are recorded (as an offset) to mortgage loan interest income when paid by us, as noted in Note 4 - Interest Income and Interest Expense.

Allowance for Credit Losses

An allowance for credit losses is a valuation allowance established by management to provide for probable losses inherent in each of our portfolio segments, if necessary, as of the statement of condition date. A portfolio segment is defined as the first level of disaggregation at which an entity develops and documents a systematic method for determining an allowance for credit losses attributable to its financing receivables. A financing receivable is defined as a financing arrangement that both (1) represents a contractual right to receive money either on demand, or on fixed or determinable dates and (2) is recognized as an asset in the entity's statement of condition. In addition, off-balance sheet standby letters of credit are included in the scope of this accounting guidance. We have disaggregated our financing receivables into four portfolio segments for purposes of determining our allowance for credit losses.  Specifically, we have developed and documented a systematic methodology for determining an allowance for credit losses for our (1) advances, letters of credit and other extensions of credit to members, collectively referred to as "credit products"; (2) conventional MPF Loans held for portfolio; (3) government MPF Loans; and (4) term securities purchased under agreements to resell and term federal funds sold. An allowance for credit losses, if necessary, is recorded as a contra valuation account to the underlying financing receivable to which it relates. Each portfolio segment would have its own separate allowance for credit losses. For credit products with off-balance sheet credit risk exposures such as letters of credit, an allowance for credit losses would be recorded separately as a liability.

A portfolio segment may need to be further disaggregated into classes of financing receivables to the extent that such disaggregation facilitates the determination of the allowance for credit losses. Classes of financing receivables are defined as a group of financing receivables determined on the basis of their (1) initial measurement attribute; (2) risk characteristics; and (3) our method for monitoring and assessing their credit risk. We have determined that our four portfolio segments identified above do not require further disaggregation into classes of financing receivables for purposes of determining our allowance for credit losses related to each portfolio segment. In effect, each portfolio segment represents a class of financing receivable; and accordingly, no further disaggregation is required.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

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

Accounting for Impaired Financing Receivables

A financing receivable, which primarily represents either a credit product (i.e., an advance) or conventional MPF Loan, is considered impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due according to the contractual terms of the financing receivable agreement.

We place a financing receivable on nonaccrual status if it is determined that either (1) the collection of contractual interest or principal is doubtful, or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. For example, we do not place conventional MPF Loans over 90 days delinquent on nonaccrual status when losses are not expected to be incurred, as a result of the PFI's assumption of credit risk on conventional MPF Loans. If a financing receivable is placed on nonaccrual status, accrued but uncollected interest is reversed and charged against interest income. Any cash payments received are first recorded as interest income and then as a reduction of principal as specified in the financing receivable contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected, and then as a recovery of any charge-off, if applicable, followed by recording interest income. A financing receivable on nonaccrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and we expect repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

A financing receivable that is on nonaccrual status and that is considered collateral-dependent is measured for impairment based on the fair value of the underlying collateral less estimated selling costs. A financing receivable would be considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying collateral. In the case of conventional MPF Loans, this occurs when foreclosure is considered probable and there is no credit enhancement from PFIs to offset losses under the master commitment. Further, a financing receivable that is considered collateral-dependent is impaired only if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on that financing receivable plus estimated selling costs. In such cases, the financing receivable is placed on nonaccrual status.

We evaluate whether to record a charge-off on a financing receivable to its allowance for credit losses, if any, upon the occurrence of a confirming event. In the case of conventional MPF Loans, confirming events include the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure. A charge-off is recorded if the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment in the conventional MPF Loan after considering the MPF Risk Sharing Structure. See Note 9 - Allowance for Credit Losses for a discussion of how the MPF Risk Sharing Structure is factored into our determination of the allowance for credit losses.

We consider a troubled debt restructuring of a financing receivable to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties.  A MPF Loan involved in our troubled debt restructuring program is individually evaluated for impairment when determining its related allowance for credit losses.  Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates. Refer to Note 9 - Allowance for Credit Losses for further details.

Real Estate Owned

REO is recorded in other assets in the statements of condition. REO includes the underlying properties that collateralized MPF Loans that have been received in satisfaction of such MPF Loans or as a result of actual foreclosures and in-substance foreclosures of MPF Loans. REO is initially and subsequently recorded at the lower of cost or fair value less estimated selling costs. A broker price opinion is used to determine fair value when available and current. Otherwise, we measure fair value using our loss severity rate as a significant assumption. Any subsequent realized gains and losses are included in other non-interest expense in the statements of income.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Derivatives

All derivatives are recognized on the statements of condition at fair value and are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with either a recognized asset or liability or stream of variable cash flows (a cash flow hedge); or (3) an economic hedge that does not qualify for derivative hedge accounting. Refer to Note 10 - Derivatives and Hedging Activities for additional disclosures.

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

We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, we assess hedge effectiveness using the shortcut method. Under the shortcut method we periodically review each hedge relationship to ensure that none of the critical terms of the interest rate swap and hedged item have changed. We also assess the ongoing credit risk of our derivative counterparty. Provided that no critical terms have changed and the derivative counterparty is expected to perform, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. If all the criteria are met, we apply the shortcut method to a qualifying fair value hedge when the relationship is designated on the trade date of both the interest rate swap and the hedged item (for example, advances or consolidated obligation bonds are issued), even though the hedged item is not recognized for accounting purposes until the transaction settlement date.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

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

We account for discontinued fair value and cash flow hedges as follows:

•
For discontinued asset and liability fair value hedges, we begin amortizing the cumulative basis adjustment on the hedged item into net interest income over the remaining life of the hedged item using the interest method.

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

Firm Commitments - Delivery Commitments are considered derivatives. Accordingly, we record a Delivery Commitment at fair value as a derivative asset or derivative liability, with changes in fair value recognized in derivatives and hedging activities. When the Delivery Commitment settles, the current fair value is included in the carrying amount of the MPF Loans, whenever applicable. In the case of an MPF Loan held for investment, the adjustment is amortized using the interest method over the contractual life of the MPF Loan in interest income. In the case of MPF Loans under the MPF Xtra product, the adjustment to the basis is offset by a corresponding adjustment to the sales price that is associated with the fair value change to the sales Delivery Commitment concurrently entered into with Fannie Mae.

Written Advance Commitments - We do not account for written advance commitments as derivatives since we hold advances for investment purposes.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Derivative Financing Element - We perform an evaluation to determine whether an upfront fee received represents a financing activity. If an upfront fee received represents more than an insignificant amount, then the initial and subsequent cash flows associated with the derivative are reported on a net basis as a financing activity in our statement of cash flows. We have interpreted the term insignificant as denoting an amount that is less than 10% of the present value of an at-the-market derivative's fully prepaid amount.

Premises, Software and Equipment

We record software and equipment at cost, less accumulated depreciation and amortization. Ordinary maintenance and repairs are expensed as incurred and classified in non-interest expense. We include gains and losses on disposal of software and equipment in other non-interest gain (loss).

Software makes up the majority of our capitalized assets. We capitalize external and internal (direct payroll and benefits) software costs that are eligible for capitalization during the application development stage of a computer software project. The costs of computer software are amortized over a five year period on a straight-line basis. For each module or component of a software project, amortization begins when the computer software is ready for its intended use, regardless of whether the software will be placed into service in planned stages that may extend beyond a reporting period.

We also lease a portion of our office equipment and have a technology services outsourcing contract with a service provider which is accounted for as a capital lease due to its specific terms. Capital leases are amortized over the life of the lease on a straight-line basis. All of our current capital leases are for approximately five year terms.

We assess software and equipment for impairment at least annually or sooner if a triggering event occurs. We recognize an impairment loss on in-use assets when both its carrying amount is not recoverable and its fair value is less than its carrying amount. If capitalized assets are not expected to provide us with any service potential, it is accounted for as if abandoned or held for disposal. In such cases, fixed assets are reported at the lower of the carrying amount or fair value, if any, less costs to sell. Impairment losses are classified in other non-interest expense. There were no impairment losses recognized in any of the periods presented.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are carried at amortized cost. Should the fair value of the underlying securities fall below the fair value required as collateral, we must deliver additional securities to the dealer.

Consolidated Obligations

Consolidated obligations are the joint and several liability of the FHLBs and consist of discount notes and consolidated obligation bonds. We only record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. Consolidated obligations are carried at amortized cost unless we elect the fair value option, in which case the consolidated obligations are carried at fair value. Dealers are paid a concession fee in connection with the sale of consolidated obligation bonds. Concession fees are allocated to us from the Office of Finance based upon the percentage of the par value of the debt issue for which we are the primary obligor. Concession fees are recorded as a deferred charge in other assets unless we elect the fair value option, in which case the concession fees are immediately recognized into other non-interest expense.

The following are amortized as a component of interest expense using the interest method:

•	Premiums, discounts, concession fees, and hedging adjustments, if any, on callable consolidated obligations are amortized over the estimated life of the consolidated obligations.

•	Premiums, discounts, concession fees, and hedging adjustments, if any, on non-callable and zero-coupon consolidated obligations are amortized to contractual maturity.

We only recognize contractual interest expense on consolidated obligations carried at fair value.

We de-recognize a consolidated obligation only if it has been extinguished in the open market or transferred to another FHLB. We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. The Office of Finance provides release by acting within the confines of the FHFA regulations that govern the determination of which FHLB is the primary obligor by recording the transfer in its records. The FHLB assuming the consolidated obligation becomes the primary obligor because it now is primarily responsible for repaying the debt. An extinguishment gain or loss is recorded for the difference between the reacquisition price and the net carrying amount of the extinguished consolidated obligation and is recognized in other non-interest gain (loss). Fair value hedging adjustments are included in the net carrying amount for purposes of determining the gain or loss on extinguishment while cash flow hedging

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

adjustments are not included in the net carrying amount. Instead, any deferred cash flow hedging adjustment related to the extinguished consolidated obligation is immediately recognized into derivatives and hedging activities.

Mandatorily Redeemable Capital Stock
We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS), a liability on our statements of condition, once we become unconditionally obligated to redeem capital stock by transferring cash at a specified or determinable date (or dates) or upon an event certain to occur. This is true even when settlement of the mandatorily redeemable capital stock will occur on the same day as the reclassification. We become unconditionally obligated to redeem capital stock under the following circumstances:

•	the member provides a written redemption request for capital stock that we intend to honor at a specified or determinable date;

•	the member gives notice of intent to withdraw from membership; or

•	the member attains non-member status by merger, acquisition, charter termination, relocation, or involuntary termination from membership.

Capital stock is reclassified to MRCS at fair value. The fair value of capital stock subject to mandatory redemption is its par value (as indicated by contemporaneous member purchases and sales at par value) plus any dividends related to the capital stock which are also reclassified as a liability, accrued at the expected dividend rate, and reported as a component of interest expense. Our stock can only be acquired and redeemed or repurchased at par value. It is not traded and no market mechanism exists for the exchange of stock outside our cooperative structure.

The redemption of mandatorily redeemable capital stock is reflected as a financing cash outflow in the Statements of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from liabilities back to capital. After such reclassification, dividends on the capital stock will no longer be classified as interest expense. See Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) for more information.

Capital Stock

Capital stock is issued and recorded at par. We record the repurchase of our capital stock from our members at par in cases where we initiate the repurchase. The capital stock repurchased is retired. Dividends related to our capital stock are accrued at the expected dividend rate and reported as a reduction of retained earnings in our statements of condition with the offsetting entry to accrued interest payable. See Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) for more information.

Restricted Retained Earnings

In 2011, the 12 FHLBs entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended. Under the JCE Agreement, beginning in the third quarter of 2011, each FHLB is required to contribute 20 percent of its quarterly net income to a separate restricted retained earnings account at that FHLB until the account balance equals at least one percent of that FHLB's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the statements of condition. See Note 17-Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) for more information.

FHFA Expenses

The portion of the FHFA's expenses and working capital fund paid by the FHLBs are calculated and billed semi-annually among us based on the pro rata share of the annual assessments (which are based on the ratio between our minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLB).

Office of Finance Expenses

As approved by the Office of Finance Board of Directors, effective January 1, 2011, each FHLB's proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLB's share of total consolidated obligations outstanding and (2) one-third based upon an equal pro-rata allocation.

Prior to January 1, 2011, the FHLBs were assessed for Office of Finance operating and capital expenditures based equally on

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

each FHLB's percentage of the following components: (1) percentage of capital stock, (2) percentage of consolidated obligations issued and (3) percentage of consolidated obligations outstanding.

Affordable Housing Program (AHP)

The FHLB Act requires us to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-to-moderate-income households. We charge the required funding for AHP to earnings and establish a liability. We issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. As an alternative, we have the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the interest method over the life of the advance. See Note 13 - Affordable Housing Program (AHP) for more information.

Resolution Funding Corporation (REFCORP)

Although we are exempt from ordinary federal, state, and local taxation, except for local real estate tax, we were required to make quarterly payments to REFCORP through the second quarter of 2011. These payments represented a portion of the interest on bonds that were issued by REFCORP, a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. See Note 14 - Resolution Funding Corporation (REFCORP) for more information.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Adopted and Recently Issued Accounting Standards & Interpretations

Credit Risk Accounting and Disclosure

Pursuant to Financial Accounting Standards Board (FASB) guidance issued in July of 2010, effective January 1, 2011, we began prospectively disclosing activity in the allowance for credit losses that occurs during a reporting period for interim and annual reports. In addition, we adopted the new disclosure requirements for troubled debt restructurings pursuant to this guidance effective July 1, 2011. Refer to Note 9 - Allowance for Credit Losses.

In April of 2011, the FASB issued new accounting guidance to clarify and facilitate the determination by creditors as to whether they entered into a troubled debt restructuring with a borrower. A troubled debt restructuring exists if the creditor for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider. The new accounting guidance clarifies what constitutes a concession by the creditor as well as when a borrower is experiencing financial difficulties. We adopted the new requirements effective July 1, 2011. As a result of clarifications provided, we were required to apply the new guidance retrospectively to restructuring transactions occurring on or after January 1, 2011, for purposes of determining whether any such prior restructuring transaction constituted a troubled debt restructuring. In such cases, we were required to recognize an adjustment to our allowance for credit losses as of July 1, 2011, for any difference between the impairment amount determined under our general allowance for credit losses methodology compared to the impairment amount determined under the methodology for troubled debt restructurings. In this regard, we did not identify any prior restructuring on or after January 1, 2011, as a troubled debt restructuring, and accordingly, we did not record any adjustment to our allowance for credit losses. The new guidance did not have any effect on our operating activities and financial statements at the time of adoption.

Reconsideration of Effective Control for Repurchase Agreements

In April of 2011, the FASB issued an amendment to existing criteria for determining whether or not a transferor has retained effective control over securities sold under agreements to repurchase.  A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained. The amendment became effective on a prospective basis for us beginning January 1, 2012.  We recorded our repurchase agreements as secured borrowings under the prior accounting guidance as well as the amended accounting guidance. Accordingly, the new guidance did not have an effect on our operating activities and financial statements at the time of adoption.

Fair Value Measurement and Disclosures

Pursuant to FASB guidance issued in January of 2010, effective January 1, 2011, we began prospectively disclosing purchases, sales, issuances, and settlements in the activity in Level 3 fair value measurements on a gross basis. Refer to Note 20 - Fair Value Accounting.

In May of 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments serve to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, or change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments became effective on a prospective basis January 1, 2012. The new guidance did not have a material effect on our operating activities and financial statements at the time of adoption.

Comprehensive Income

In June of 2011, the FASB issued new guidance on the presentation of comprehensive income. The objective of the new guidance is to help financial statement users better understand the causes of changes in our financial condition and results of operations. The guidance permits presentation of comprehensive income either in a single financial statement or in two consecutive financial statements. We plan to present comprehensive income in two separate consecutive statements. Under the two statement approach, we are required to present components of net income and total net income in our statement of income. The statement of other comprehensive income would immediately follow our statement of income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. These changes apply to both annual and interim financial statements. The new guidance does not change the items that are currently reported in our other comprehensive income or when an item of other comprehensive income must be reclassified into net income. As a result, the effect of the new guidance on our financial statements will be limited to how we present our financial statements. The new guidance should be applied retrospectively. The new guidance took effect January 1, 2012 with earlier adoption permitted. We adopted this guidance January 1, 2012.

In December of 2011, the FASB decided to defer the amendment that would require presenting items that are reclassified out of

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

other comprehensive income to net income effective January 1, 2012. The deferral is being made to allow the FASB more time to redeliberate whether or not such presentation is appropriate. Previous guidance remains in effect until the FASB issues new guidance. In this regard, we currently present the components of other comprehensive income in our statements of capital and in a note to the financial statements.

Multiemployer Pension Plan

In September of 2011, the FASB issued new disclosure requirements for multiemployer plans to address concerns from various users of financial statements on the lack of transparency about an employer's participation in a multiemployer pension plan. The new guidance took effect December 31, 2011. We participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified defined-benefit pension plan that represents a multiemployer pension plan under GAAP. Accordingly, we have provided the additional required disclosures in our Note 19 - Employee Retirement Plans.

Disclosures about Offsetting Assets and Liabilities

In December of 2011, the FASB issued new disclosure requirements pertaining to offsetting (netting) of assets and liabilities to increase the comparability between the statement of financial position prepared under U.S. GAAP and the statement of financial position prepared under IFRS. Currently, offsetting requirements represent a significant difference between amounts presented in the statement of financial position of entities that prepare their statement of financial position pursuant to U.S. GAAP versus entities that prepare their statement of financial position pursuant to IFRS. We would be required to disclose both gross information and net information about both instruments and transactions eligible for offset in our statement of condition and instruments and transactions subject to an agreement such as a master netting arrangement. Similar agreements include (1) derivative clearing agreements, (2) global master repurchase agreements, and (3) global master securities lending agreements. Similar financial instruments include (1) derivatives, (2) sale and repurchase agreements and reverse sale and repurchase agreements, and (3) securities borrowing and securities lending arrangements. Our policy is to only offset derivative instruments in our statement of conditions. We do not have other financial instruments within the scope of the new guidance that are subject to an enforceable master netting arrangement or similar agreement. The new guidance takes effect for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosure requirements would be applied retrospectively for all comparative periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2011	2010	2009
Interest income -
Federal Funds sold and securities purchased under agreements to resell	$8	$19	$14
Investment securities -
Trading	78	32	36
Available-for-sale	653	666	320
Held-to-maturity	509	579	721
Total investment securities	1,240	1,277	1,077

Advances	236	347	584
Advance prepayment fees, net of fair value hedge adjustments of $(51), $(44), and $(49)	23	169	17
Total Advances	259	516	601

MPF Loans held in portfolio	744	978	1,286
Less: Credit enhancement fees	(7)	(16)	(22)
MPF Loans held in portfolio, net	737	962	1,264
Total interest income	2,244	2,774	2,956

Interest expense -
Deposits	—	1	1
Securities sold under agreements to repurchase	17	18	26
Consolidated obligations -
Discount notes	357	387	376
Bonds	1,276	1,534	1,916
Total consolidated obligations	1,633	1,921	2,292

Subordinated notes	57	57	57
Total interest expense	1,707	1,997	2,376

Net interest income before provision for credit losses	537	777	580
Provision for credit losses	19	21	10
Net interest income	$518	$756	$570

Note 5 - Cash and Due from Banks

Cash and due from banks includes unrestricted reserves at the Federal Reserve Bank of Chicago of $994 million and $282 million at December 31, 2011 and 2010. Our average balances with the Federal Reserve Bank of Chicago were $151 million and $54 million for the years ended December 31, 2011 and 2010. We were required to maintain minimum daily clearing balances of $10 million for the years presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Investment Securities

Our major security types presented in the tables below are defined as follows:

•
U.S. Government & other government related consists of the sovereign debt of the United States; debt issued by Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation; and non mortgage-backed securities of the Small Business Administration, Federal Deposit Insurance Corporation (FDIC), and Tennessee Valley Authority.

•	Federal Family Education Loan Program - Asset backed securities (FFELP ABS)

•	Government Sponsored Enterprises (GSE) residential consists of mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential consists of MBS issued by Ginnie Mae.

•	Private-label residential and/or commercial MBS

Pledged Collateral

We enter into bilateral collateral agreements and execute derivatives and other transactions with major banks and broker-dealers. As of December 31, 2011, we pledged investment securities as collateral with a carrying value of $105 million to derivative counterparties, of which none can be resold or repledged. We also pledged cash collateral of $1.2 billion to our derivative counterparties with which we have a derivative liability position, see Note 10 - Derivatives and Hedging Activities.
We also pledged investment securities as collateral with a carrying value of $414 million to our counterparties on our securities sold under agreements to repurchase, of which all $414 million of these pledges can be sold or repledged. These securities sold under agreements to repurchase matured in the first quarter of 2012. Accordingly, the collateral pledges also expired as the securities matured.

Trading Securities

The following table presents the fair value of trading securities:

As of	December 31, 2011	December 31, 2010
U.S. Government & other government related	$2,737	$1,337
MBS:
GSE residential	195	312
Government-guaranteed residential	3	3
Total MBS	198	315
Total trading securities	$2,935	$1,652

At December 31, 2011, and 2010, we had net year-to-date unrealized gains (losses) of $(60) million and $(17) million on trading securities still held at period end.

Gains and Losses on AFS Securities

For the years ended December 31,	2011	2010	2009
Proceeds from sales of AFS securities	$4	$228	$372
Realized gain	$—	$10	$19
Realized loss	—	—	—
Net realized gain (loss) from sale of AFS securities	$—	$10	$19

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Fair Value
As of December 31, 2011
U.S. Government & other government related	$947	$—	$56	$(2)	$1,001
Federal Family Education Loan Program - Asset backed securities (FFELP ABS)	7,796	—	398	(35)	8,159

MBS:
GSE residential	11,565	—	658	(91)	12,132
Government-guaranteed residential	2,831	—	130	—	2,961
Private-label residential	90	(26)	—	(1)	63
Total MBS	14,486	(26)	788	(92)	15,156
Total	$23,229	$(26)	$1,242	$(129)	$24,316

As of December 31, 2010
U.S. Government & other government related	$1,075	$—	$33	$—	$1,108
FFELP ABS	8,310	—	505	(16)	8,799

MBS:
GSE residential	11,495	—	208	(59)	11,644
Government-guaranteed residential	2,862	—	83	(5)	2,940
Private-label residential	110	(34)	—	—	76
Total MBS	14,467	(34)	291	(64)	14,660
Total	$23,852	$(34)	$829	$(80)	$24,567

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of December 31, 2011
U.S. Government & other government related	$2,573	$—	$2,573	$104	$—	$2,677
State or local housing agency	27	—	27	—	—	27

MBS:
GSE residential	5,761	—	5,761	423	—	6,184
Government-guaranteed residential	1,414	—	1,414	34	—	1,448
Private-label residential	2,168	(466)	1,702	145	(52)	1,795
Total MBS	9,343	(466)	8,877	602	(52)	9,427
Total	$11,943	$(466)	$11,477	$706	$(52)	$12,131

As of December 31, 2010
U.S. Government & other government related	$1,758	$—	$1,758	$26	$(13)	$1,771
State or local housing agency	37	—	37	—	—	37

MBS:
GSE residential	7,464	—	7,464	412	(52)	7,824
Government-guaranteed residential	1,484	—	1,484	6	(18)	1,472
Private-label residential	2,615	(630)	1,985	340	(16)	2,309
Private-label commercial	49	—	49	1	—	50
Total MBS	11,612	(630)	10,982	759	(86)	11,655
Total	$13,407	$(630)	$12,777	$785	$(99)	$13,463

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods under 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions because we expect to recover the entire amortized cost basis, we do not intend to sell these securities, and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. Certain categories of securities are in an immaterial loss position, thus rounding to zero in the gross unrealized loss columns.

Available-for-Sale Securities

	Less than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of December 31, 2011
U.S. Government & other government related	$98	$(2)	$—	$—		$98	$(2)
FFELP ABS	223	(3)	1,203	(32)		1,426	(35)

MBS:
GSE residential	4,073	(91)	—	—		4,073	(91)
Government-guaranteed residential	33	—	80	—		113	—
Private-label residential	—	—	63	(27)	[a]	63	(27)	[a]
Total MBS	4,106	(91)	143	(27)		4,249	(118)
Total available-for-sale securities	$4,427	$(96)	$1,346	$(59)		$5,773	$(155)

As of December 31, 2010
U.S. Government & other government related	$97	$—	$—	$—		$97	$—
FFELP ABS	1,332	(16)	10	—		1,342	(16)

MBS:
GSE residential	3,048	(59)	—	—		3,048	(59)
Government-guaranteed residential	957	(5)	—	—		957	(5)
Private-label residential	—	—	76	(34)	[a]	76	(34)	[a]
Total MBS	4,005	(64)	76	(34)		4,081	(98)
Total available-for-sale securities	$5,434	$(80)	$86	$(34)		$5,520	$(114)

[a]	Gross unrealized losses include $28 million and $26 million of gross unrealized/unrecognized recoveries in fair value at December 31, 2011 and 2010.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2011
U.S. Government & other government related	$7	$—	$—	$—	$7	$—

MBS:
GSE residential	—	—	37	—	37	—
Private-label residential	—	—	1,653	(518)	1,653	(518)
Total MBS	—	—	1,690	(518)	1,690	(518)
Total held-to-maturity securities	$7	$—	$1,690	$(518)	$1,697	$(518)

As of December 31, 2010
U.S. Government & other government related	$532	$(13)	$—	$—	$532	$(13)
State or local housing agency	1	—	—	—	1	—

MBS:
GSE residential	1,249	(52)	—	—	1,249	(52)
Government-guaranteed residential	1,143	(18)	—	—	1,143	(18)
Private-label residential	145	(1)	2,088	(645)	2,233	(646)
Private-label commercial	—	—	9	—	9	—
Total MBS	2,537	(71)	2,097	(645)	4,634	(716)
Total held-to-maturity securities	$3,070	$(84)	$2,097	$(645)	$5,167	$(729)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Contractual Maturity Terms

The following table presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity. Asset-backed securities (ABS) and MBS were excluded from this table because the expected maturities of ABS and MBS may differ from contractual maturities as borrowers of the underlying loans have the right to prepay such loans.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2011	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Year of Maturity -
Due in one year or less	$133	$133	$754	$767
Due after one year through five years	—	—	49	49
Due after five years through ten years	286	306	529	543
Due after ten years	528	562	1,268	1,345
Total	$947	$1,001	$2,600	$2,704

Interest Rate Payment Terms

The following tables present the interest rate payment terms of AFS and HTM securities at amortized cost basis as of the dates indicated:

	Available-for-Sale		Held-to-Maturity
As of December 31,	2011	2010	2011	2010
Non-MBS:
Fixed-rate	$801	$926	$2,574	$1,766
Variable-rate	7,942	8,459	26	29
Total Non-MBS	8,743	9,385	2,600	1,795
MBS:
Fixed-rate	13,168	12,922	5,059	6,241
Variable-rate	1,318	1,545	4,284	5,371
Total MBS	14,486	14,467	9,343	11,612
Total	$23,229	$23,852	$11,943	$13,407

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

To assess whether the entire amortized cost bases of our private-label MBS will be recovered, we performed a cash flow analysis for each security where fair value was less than amortized cost basis as of the balance sheet date, except for an immaterial amount of certain private-label MBS for which underlying collateral data is not available. For securities where underlying collateral data is not available, we use alternative procedures to assess for OTTI. In performing the cash flow analysis for each of these securities, we used two models provided by independent third parties.

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

Our housing price forecast as of December 31, 2011, assumed current-to-trough home price declines ranging from 0.0% (for those housing markets that are believed to have reached their trough) to 8.0%. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3- to 9-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery by year at December 31, 2011.

	Recovery Range %
As of December 31, 2011	Low	High
Year 1	0.0%	2.8%
Year 2	0.0%	3.0%
Year 3	1.5%	4.0%
Year 4	2.0%	5.0%
Years 5 and 6	2.0%	6.0%
Thereafter	2.3%	5.6%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined during the year. The classification in this table (prime, Alt-A, and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the classification at the time of issuance.

		Prepayment Rates			Default Rates			Loss Severities			Credit Enhancement [a]
		%	Range %		%	Range %		%	Range %		%	Range %
As of December 31, 2011	Unpaid Principal Balance	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High

2006	$397	6.3	4.9	7.4	36.4	26.2	53.1	51.0	46.6	53.5	3.8	0.0	14.2
2004 and prior	4	16.0	11.1	22.0	2.0	0.0	3.7	22.0	0.0	39.9	24.5	10.8	41.3
Total Prime	401	6.4	4.9	22.0	36.0	0.0	53.1	50.7	0.0	53.5	4.0	0.0	41.3

2006	814	7.4	5.1	10.9	61.8	44.6	80.4	52.7	48.3	63.3	5.5	0.0	12.4
2005	36	6.7	6.7	6.7	51.2	51.2	51.2	54.2	54.2	54.2	0.6	0.6	0.6
Total Alt-A	850	7.4	5.1	10.9	61.4	44.6	80.4	52.8	48.3	63.3	5.3	0.0	12.4

2007	10	5.0	5.0	5.0	81.2	81.2	81.2	70.7	70.7	70.7	40.0	40.0	40.0
2006	677	5.0	3.3	5.9	81.3	75.3	88.3	72.1	67.0	77.0	19.0	-17.9	42.9
2005	16	3.9	3.4	5.0	80.5	80.3	80.8	69.4	65.9	71.0	21.3	15.7	23.7
2004 and prior	1	12.5	11.2	13.2	35.2	23.5	41.6	87.0	68.2	97.4	37.6	16.3	76.3
Total Subprime	704	5.0	3.3	13.2	81.2	23.5	88.3	72.0	65.9	97.4	19.4	-17.9	76.3

Total	$1,955	6.3	3.3	22.0	63.3	0.0	88.3	59.3	0.0	97.4	10.1	-17.9	76.3

[a]	Negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

In the following two tables, we classify our private-label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security based on the issuer's classification, or as published by an NRSRO, at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

The following table presents the current outstanding balances on private-label MBS that were other-than-temporarily impaired at some point during the life of the securities. This table does not include HTM and AFS securities that are in an unrealized loss position as of December 31, 2011, which have not had an OTTI charge during the life of the security.

As of December 31, 2011	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value
Available-for-sale
Alt-A	$136	$88	$62	$62
Total OTTI AFS securities	$136	$88	$62	$62

Held-to-maturity
Prime	$1,577	$1,244	$914	$1,043
Subprime	892	586	450	432
Total OTTI HTM securities	$2,469	$1,830	$1,364	$1,475

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

We recognized OTTI as presented in the following table. Non-credit portion reclassified (from) to AOCI represents the net amount of impairment losses recognized in or reclassified (from) to AOCI.

	Total other-than-temporary impairment	Non-credit portion reclassified (from) to AOCI	Other-than-temporary impairment charges, credit portion
Year ended December 31, 2011
Prime	$—	$(45)	$(45)
Alt-A	—	(6)	(6)
Subprime	(17)	—	(17)
Total OTTI	$(17)	$(51)	$(68)

Year ended December 31, 2010
Prime	$(5)	$(62)	$(67)
Alt-A	—	(7)	(7)
Subprime	(37)	(52)	(89)
Total OTTI	$(42)	$(121)	$(163)

Year ended December 31, 2009
Prime	$(962)	$737	$(225)
Alt-A	(48)	11	(37)
Subprime	(394)	219	(175)
Total OTTI	$(1,404)	$967	$(437)

We recognized credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses are recognized in AOCI since we do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell any investment security before the recovery of its amortized cost basis. The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. See Note 18 - Accumulated Other Comprehensive Income (Loss).

The following tables present the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

Years ended December 31,	2011	2010	2009
Beginning Balance	$653	$490	$53

Additions:
Credit losses on securities for which OTTI was not previously recognized	—	11	303
Additional credit losses on securities for which an OTTI charge was previously recognized	68	152	134
Total OTTI credit losses recognized in the period	68	163	437

Reductions:
Securities sold, matured, paid down or prepaid over the period	(2)	—	—
Increases in cash flows expected to be collected, recognized over remaining life of the security	(7)	—	—
Ending Balance	$712	$653	$490

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 7– Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2011, outstanding fixed-rate advances had maturities ranging from five days to 30 years and variable-rate advances had maturities ranging from 1 day to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. At December 31, 2011, the interest rates for our outstanding advances ranged from 0.03% to 7.5%. There were no AHP-subsidized advances outstanding at December 31, 2011, see Note 13 - Affordable Housing Program (AHP).

The following table presents our advances by callable/putable features:

As of December 31,	2011	2010
Noncallable/nonputable	$11,456	$14,250
Putable	2,828	4,320
Callable	806	101
Total par value	15,090	18,671
Hedging adjustments	189	227
Other adjustments	12	3
Total advances	$15,291	$18,901

The following table presents our advances by redemption terms:

As of December 31, 2011	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$5,116	1.05%		$5,904	$7,662
One to two years	1,939	2.36%		1,851	1,834
Two to three years	981	2.84%		981	969
Three to four years	1,075	2.53%		825	772
Four to five years	1,635	3.74%		1,435	931
More than five years	4,344	1.73%	[a]	4,094	2,922
Total par value	$15,090	1.93%		$15,090	$15,090

[a]	Weighted average interest rate is 1.73% due to the inclusion of a significant variable-rate advance.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our advances by advance type as of the dates indicated:

As of December 31,	2011	2010
Fixed-rate:
Due in one year or less	$4,686	$4,417
Due after one year	6,732	9,161
Total fixed-rate	11,418	13,578

Variable-rate:
Due in one year or less	431	1,135
Due after one year	3,241	3,958
Total variable-rate	3,672	5,093
Total par value	$15,090	$18,671

Credit Risk Concentration and Collateral Pledged

As of December 31, 2011, we had three members with advances exceeding 10% of our total advances outstanding. BMO Harris Bank N. A. had $2.4 billion, or 16%, State Farm Bank, FSB had $1.6 billion, or 11%, and Associated Bank N.A. had $1.5 billion, or 10%, of our total advances outstanding.

We lend to members within our district according to Federal statutes, including the FHLB Act. The FHLB Act requires us to hold, or have access to, collateral to secure our advances, and we do not expect to incur any credit losses on advances. We have policies and procedures in place to manage our credit risk, including requirements for physical possession or control of pledged collateral under certain conditions, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the member's financial condition. We continue to monitor the collateral and creditworthiness of our borrowers. Based on the collateral pledged as security for advances and our credit analyses of our members' financial condition and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of our advances. See Note 9 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 8 – MPF Loans

We developed the MPF Program to allow us to invest in mortgages to help fulfill our housing mission and provide an additional source of liquidity to our members. The MPF Program is a secondary mortgage market structure under which we acquired and funded eligible mortgage loans from or through PFIs, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (MPF Banks). MPF Loans are conforming conventional and Government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in such mortgage loans.

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

As of December 31,	2011	2010
Medium term (15 years or less)	$3,810	$5,395
Long term (over 15 years)	10,155	12,661
Total unpaid principal balance	13,965	18,056
Net premiums, credit enhancement and deferred loan fees	53	70
Hedging adjustments	145	201
Total before allowance for credit losses	14,163	18,327
Allowance for credit losses	(45)	(33)
Total MPF Loans held in portfolio, net	$14,118	$18,294

Conventional	$11,433	$15,133
Government	2,532	2,923
Total unpaid principal balance	$13,965	$18,056

See Note 9-Allowance for Credit Losses for information related to our credit risk on MPF Loans and allowance methodology for credit losses.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments:

•credit products (advances, letters of credit and other extensions of credit to borrowers);
•conventional MPF Loans held for portfolio;
•government MPF Loans held for portfolio; and
•term Federal Funds sold and term securities purchased under agreements to resell.

Credit Products

We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with what we believe to be conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and FHFA regulations. Specifically, we comply with the FHLB Act, which requires us to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying a percentage margin to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

Based upon the financial condition of the member, we either allow a member to retain physical possession of the collateral pledged to secure borrowings, or require the member to specifically assign or place physical possession of the collateral with us or a safekeeping agent. We perfect our security interest in all pledged collateral. The FHLB Act affords any security interest granted to us by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

In addition to payment history, we consider our risk-based approach to determining collateral requirements, including risk-based collateral levels and collateral delivery triggers, to be a primary tool for managing the credit quality on our credit products. At December 31, 2011 and 2010, we had rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit.

At December 31, 2011 and 2010, we had no credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to our credit products during 2011 and 2010. Based upon the collateral we held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we do not believe that any credit losses have been incurred on credit products as of December 31, 2011 and 2010. Accordingly, we have not recorded any allowance for credit losses for our credit products. Additionally, at December 31, 2011 and 2010, no liability was recorded to reflect an allowance for credit losses for our credit products with off-balance sheet credit exposures.

Conventional MPF Loans Held for Portfolio
MPF Risk Sharing Structure
We share the risk of credit losses on conventional MPF Loan products with our PFIs (excluding the MPF Xtra product) by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment (MC). We require that conventional MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage backed security. As a part of our methodology to determine the amount of credit enhancement necessary, we analyze the risk characteristics of each MPF Loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). We use the model to evaluate loan data provided by the PFI as well as other relevant information.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Our allowance for credit losses methodology factors in the allocation of losses for each MPF product as further described below (the MPF Risk Sharing Structure):

▪
The first layer or portion of credit losses that is not absorbed by borrower's equity after any primary mortgage insurance (PMI) is incurred by us. This first layer of exposure is referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which PFIs credit enhancement obligation (CE Amount) would cover the next layer of losses. The CE Amount may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation. The FLA for each product is calculated as follows:

•
Original MPF. The FLA starts out at zero on the day the first MPF Loan under a master commitment is purchased but increases monthly over the life of the MC at a rate that ranges from 0.03% to 0.06% (3 to 6 basis points) per annum based on the month-end outstanding aggregate principal balance of the MPF Loans purchased under the MC. The FLA is structured so that over time, it should cover expected losses on a MC, though losses early in the life of the MC could exceed the FLA and be charged to the PFI's CE Amount.

•
MPF 100 and MPF 125. The FLA is equal to 1.00% (100 basis points) of the aggregate principal balance of the MPF Loans funded or purchased under the MC. Once the MC is fully funded, the FLA is expected to cover expected losses on that MC, although the MPF Bank may receive the Recoverable CE Fee for a portion of losses incurred under the FLA by withholding CE Fees payable to the PFI.

•
MPF Plus. The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF Loans purchased under the MC that is not less than the amount of expected losses on the MC. Once the MC is fully funded, the FLA is expected to cover expected losses on that MC, although the MPF Bank may receive the Recoverable CE Fee for a portion of losses incurred under the FLA by withholding CE Fees payable to the PFI.

•	The second layer or portion of credit losses is incurred by third parties as follows:

▪
Under the MPF Program, the PFI may receive a contingent performance based credit enhancement fee whereby such fees are reduced up to the amount of the FLA by losses arising under the master commitment (Recoverable CE Fee).  In effect, we may recover losses allocated to the FLA from Recoverable CE Fees. Conventional MPF products were designed to allow for periodic downward resets of the CE Amount and for certain products, the FLA, as the outstanding loan balances decline. At December 31, 2011, and December 31, 2010, the total amounts of FLA remaining for losses across all MPF product lines, excluding Recoverable CE Fees, were $253 million and $286 million.

▪	Losses in excess of any FLA up to the CE Amount; to the PFI if the CE Amount is a direct liability or to the SMI provider if the PFI has selected SMI coverage.

•
The third layer of losses is absorbed by the MPF Bank. With respect to participation interests in MPF Loans, losses are allocated amongst the participating MPF Banks pro- ratably based upon their respective percentage participation interest in the related MC.

Any incurred losses that would be covered under the MPF Risk Sharing Structure by a third party are not included as part of our allowance for credit losses and accordingly we do not record a charge-off to the allowance for credit losses for such covered losses. Additionally, at the time such an MPF Loan is transferred to Real Estate Owned (REO), a receivable is established to reflect any expected future recovery under the MPF Risk Sharing Structure. We had $46 million and $56 million in REO recorded in other assets at December 31, 2011 and 2010.

The following table presents the impact of the MPF Risk Sharing Structure on our allowance for credit losses.

As of December 31,	2011	2010
Total losses	$97	$76
Less: losses absorbed by MPF Risk Sharing Structure	(23)	(23)
Our share of total losses	74	53
Less: non-credit losses	(34)	(24)
Credit losses	40	29
Plus: estimated credit losses in the remaining portfolio	5	4
Allowance for credit losses on conventional MPF Loans	$45	$33

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Review Process

Our overall allowance for credit losses is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, other collateral related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses consist of the following procedures: (1) reviewing the change in the rates (i.e., migration or "roll rates") of delinquencies on residential mortgage loans for the entire portfolio; (2) reviewing the loss severity rate for all MPF Loans and determining severity rates for collateral dependent and non-collateral dependent MCs; and (3) estimating credit losses in the remaining portfolio. The credit risk analysis of all conventional MPF Loans is performed at the individual MC level to properly determine the degree to which the MPF Risk Sharing Structure is available to recover losses on MPF Loans under each individual MC.
Migration Analysis
Migration analysis is a methodology for determining, through our experience over a historical period, the rate of loss incurred on pools of similar loans. Migration or “roll rates” are applied to loans in various states of delinquency to estimate their likelihood of ultimately defaulting. Specifically, we apply migration analysis to MPF Loans based on categories such as current, 30, 60, and 90 days past due as well as to MPF Loans 60 days past due following a receipt of a notice of a borrower's bankruptcy filing.
Expected roll-rates for MPF Loans are estimated by reviewing the historical delinquency roll rates over the past 12 months. The expected roll-rate assumptions are then applied to the outstanding MPF Loan balances in each delinquency and default category. We may adjust the 12 month roll rates to reflect directional trending. For example, we may increase or decrease the roll rates to more accurately portray the current economic environment as of the reporting date. REO roll rates also are calculated and used in the CE Fee recapture calculation. This is because losses on REO go through the MPF Risk Sharing Structure. The roll rates for MPF Loans in foreclosure and REO are adjusted for the expected repurchase of an MPF Loan where the PFI has breached its underwriting representations and warranties to the MPF Bank and has a contractual obligation to repurchase an MPF Loan. We then estimate the percentage of MPF Loans in these categories that may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred at the statement of condition date.

Loss Severity
Two loss severity rates are calculated for conventional MPF Loans. Both the Total Severity Rate and the Credit Loss Severity Rate calculations, as defined further below, are based on analysis of MPF Loans that have experienced a credit loss in the previous 12 months. The analysis is done on a rolling 12 month basis.

•
Total Severity Rate: The first MPF severity rate is calculated for the total losses experienced and expenses incurred attributable to conventional MPF Loans by the MPF Risk Sharing Structure. Specifically, this severity includes all credit losses, REO sale losses, and periodic expenses incurred through the life cycle of a conventional MPF Loan, such as real estate taxes and attorney fees incurred after the MPF Loan is transferred to REO.

•
Credit Loss Severity Rate: The second severity rate only includes credit losses attributable to impairment of the conventional MPF Loan portfolio, that is, all amounts due according to the contractual terms of conventional MPF Loans that we did not collect or were not received on a timely basis.

The Total Severity Rate includes total losses and expenses to prevent our allowance for credit losses from being understated. This ensures the portion of the MPF Risk Sharing Structure utilized to absorb non-credit losses is not being included when calculating the amount to be utilized to absorb credit losses.

We may adjust these severity rates to reach the final Total Severity Rate and Credit Loss Severity Rate used in the allowance for credit losses methodology. Adjustments may include factors that exist in the current economic environment as of the reporting date. For example, delays in loss processing means that MPF Loan loss severity data does not reflect the current estimated loss severity in the marketplace. In this case, the FHFA Purchase-Only index is utilized to estimate changes in housing prices that have occurred through the end of the period.

We identify MPF Loan MCs that are collateral dependent for purposes of applying an appropriate loss severity rate. See Note 2 - Summary of Significant Accounting Policies for our definition of collateral dependent MPF Loans. Sufficient information exists to make a reasonable estimate of the inherent loss for MPF Loans in these MCs such that estimated selling costs are added to the fair value of collateral dependent MPF Loans within these MCs given that repayment only will occur through liquidation of the underlying property.
As of December 31, 2011, our Total Severity Rate for the MPF Loans Risk Sharing Structure was 35.0%, which included a weighted average Credit Loss Severity Rate of 19.3% attributable to the MPF Loan pool and impaired collateral dependent MPF Loans. Comparable rates at December 31, 2010, were 27.0% and 14.6%.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Consideration of the MPF Risk Sharing Structure
The entire population of conventional MPF loans is analyzed using the MPF Risk Sharing Structure at the MC level using roll rates and the Total Severity Rate. The amount of losses that are expected to be reduced by Recoverable CE Fees is calculated by using a multiple, which assumes a period of time for which CE Fees will be withheld on the outstanding balance of the MPF Loans under each MC. This multiple may fluctuate with changes in historical or expected prepayment speeds. Changes in prepayment speeds may increase or decrease the estimated life of a pool, and therefore may increase or decrease the estimated amount of recovery. Total Recoverable CE Fees are adjusted for balances to be recovered on previous losses as well as for REO. The amount of recovery remaining available after these adjustments is available to absorb future losses.
The total losses resulting after factoring in the MPF Risk Sharing Structure are then calculated. The adjusted total losses are then split into credit losses (GAAP losses) and non-credit losses. Under GAAP, a credit loss only consists of the loss resulting from the timing and amount of unpaid principal on an MPF Loan and does not include periodic expenses incurred during the time period in which an MPF Loan has become REO. Such losses are non-credit losses, and they are directly expensed through the statement of income as incurred.
Estimating Credit Losses in the Remaining Portfolio
The estimation of credit losses in the remaining conventional MPF Loan portfolio involves assessing the impact of current economic trends and specific events on the allowance for credit losses and assessing a factor for the margin for imprecision. The margin for imprecision is a factor added to the allowance for credit losses that recognizes the imprecise nature of the measurement process. For example, the application of migration analysis and the determination of the historical loss rates are not precise estimates. The actual credit loss that may occur on a pool of homogeneous MPF Loans may be more or less than the estimated loss. A margin of imprecision is not allocated to specifically-identified collateral dependent loans since the incurred loss represents its fair value less estimated selling costs. We apply an imprecision factor to the estimation of credit losses for the homogeneous pools of MPF Loans population. The margin of imprecision represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not be captured in the defined methodology. These other inherent losses include, but may not be limited to, concentration risk, small pool risk, unsecured credit exposure, the current economic environment at the reporting date and known trends related to credit quality indicators; such as increases in past due, nonaccrual, impaired MPF Loans, MPF Loans in the process of foreclosure, and serious delinquency rates.

We monitor our PMI and SMI providers, particularly providers that have been downgraded below an AA rating. We adjust our allowance for credit losses if we believe it is probable that a loss has been incurred related to a provider. The likelihood of a provider default is based on the rating of the provider and the estimated corporate default rates published by Moody's Investor Services unless the provider has stated it is not paying in full, in which case we use what they're paying. The impact of a provider default on us would include a reduction of PMI proceeds received in the event of a loan-level loss. The impact of a SMI provider default would include a reduction of SMI proceeds in the event of a loan-level loss.

Government MPF Loans Held for Portfolio

We invest in fixed-rate government MPF Loans which are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), and/or by the Department of Housing and Urban Development (HUD). The PFI provides and maintains insurance or a guaranty from these agencies. The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government Loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicing PFIs. Therefore, we only have credit risk for these loans if the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of our servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of the periods presented. Further, due to the government guarantee or insurance, these loans are not placed on nonaccrual status.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Rollforward of Allowance for Credit Losses on Mortgage Loans

The following tables present a rollforward of the allowance for credit losses on mortgage loans and the recorded investment in mortgage loans by impairment methodology. The recorded investment in a loan is the unpaid principal balance (UPB) of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedge adjustments and direct write-downs. The recorded investment excludes any valuation allowance.

For the years ended December 31,	2011	2010	2009
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$33	$14	$5
Charge-offs	(7)	(2)	(1)
Provision for credit losses	19	21	10
Balance, end of period	$45	$33	$14

As of December 31,	2011	2010
Allowance assigned to conventional MPF Loans-
Specifically identified and individually evaluated for impairment [a]	$26	$12
Homogeneous pools of loans collectively evaluated for impairment	19	21
Total	$45	$33
Recorded Investment in Conventional MPF Loans-
Individually evaluated for impairment - with an allowance	$204	$111
Collectively evaluated for impairment	11,470	15,356
Total	$11,674	$15,467

[a]	Level of imprecision is not utilized when determining the estimated credit losses on specifically identified loans.

Credit Quality Indicators - MPF Loans

Our key credit quality indicators for MPF Loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our recorded investment in MPF Loans by these key credit quality indicators.

	December 31, 2011			December 31, 2010
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$222	$161	$383	$263	$189	$452
Past due 60-89 days	74	55	129	89	77	166
Past due 90 days or more	303	248	551	301	237	538
Total past due	599	464	1,063	653	503	1,156
Total current	11,075	2,097	13,172	14,814	2,451	17,265
Total (recorded investment)	$11,674	$2,561	$14,235	$15,467	$2,954	$18,421
Recorded investment:
In process of foreclosure [a]	$193	$63	$256	$191	$89	$280
Serious delinquency rate [b]	2.62%	9.69%	3.89%	1.97%	8.04%	2.97%
Past due 90 days or more still accruing interest [c]	$128	$248	$376	$219	$237	$456
On nonaccrual status	211	—	211	97	—	97

[a]	Includes MPF Loans where the decision of foreclosure or similar alternative such as deed-in-lieu has been reported.

[b]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total.

[c]
Consists of MPF Loans that are either government mortgage loans or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee of a financially responsible party) and in the process of collection.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Troubled debt restructurings

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

The following table presents our recorded investment balance in troubled debt restructured loans as of the dates presented:

	December 31, 2011			December 31, 2010
As of	Performing [a]	Nonperforming [b]	Total	Performing [a]	Nonperforming [b]	Total
Conventional MPF Loans	$6	$3	$9	$2	$—	$2

[a]	Includes modified loans that are accruing interest.

[b]	Includes all other modified loans, including those that are on nonaccrual status, in foreclosure, or in bankruptcy.

The following table presents the amounts (recorded investment) of troubled debt restructurings on our conventional MPF Loans that occurred during the period. The pre- and post- modification represents the amount recorded in our statement of condition as of the date the troubled debt restructurings were consummated. Additionally, the pre- and post- modification amounts are the same as we did not record any write-offs either due to the forgiveness of principal or a direct write-off due to a confirmed loss.

For the year ended December 31, 2011	Pre-Modification	Post-Modification
Conventional MPF Loans	$7	$7

The following table presents the amounts of troubled debt restructurings on our conventional MPF Loans within the previous 12 months that subsequently defaulted during the period:

For the year ended December 31, 2011	Subsequent TDR Defaults
Conventional MPF Loans [a]	$6

[a]	$3 million of these subsequent TDR defaults have returned to performing status as of December 31, 2011.

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either period. The table also includes the average recorded investment of impaired MPF Loans and related interest recognized for the years then ended.

	As of December 31			For the years ended December 31
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2011	$204	$202	$26	$144	$6
2010	111	110	12	87	3

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

These financing receivables are generally short-term and the recorded balance approximates fair value. We invest in Federal Funds with highly rated counterparties and are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All federal funds sold were repaid according to the contractual terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. The terms of these loans are structured such that if the market values of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we have determined that no allowance for credit losses was needed for our securities purchased under agreements to resell. All securities purchased under agreements to resell were repaid according to the contractual terms.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Polices for our accounting policies for derivatives.

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 20 - Fair Value Accounting for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Certain of our derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we would be required to deliver additional collateral on derivatives in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2011 was $1.4 billion for which we have posted total collateral of $1.3 billion, $1.2 billion of cash collateral and $105 million of securities, in the normal course of business. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $94 million of collateral at fair value to our derivatives counterparties at December 31, 2011.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivative dealer and do not trade derivatives for speculative purposes.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivatives, including the fair values of cash collateral and related interest where we had the right to reclaim cash collateral on derivative assets. The amounts where we had delivered excess collateral on derivative liabilities were immaterial for both periods presented.

	December 31, 2011			December 31, 2010
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$28,240	$203	$2,099	$38,030	$146	$1,508
Interest rate swaptions	370	32	—	870	29	—
Total	28,610	235	2,099	38,900	175	1,508
Derivatives not in hedge accounting relationships-
Interest rate swaps	38,159	927	785	36,360	420	282
Interest rate swaptions	4,820	179	—	9,420	217	—
Interest rate caps or floors	1,913	254	—	2,408	242	—
Mortgage delivery commitments	502	4	4	281	—	—
Total	45,394	1,364	789	48,469	879	282
Total before adjustments	$74,004	1,599	2,888	$87,369	1,054	1,790
Netting adjustments [a]		(1,461)	(1,461)		(911)	(911)
Exposure at fair value [b]		138	1,427		143	879
Cash collateral and related accrued interest		(98)	(1,221)		(127)	4
Derivative assets and liabilities		$40	$206		$16	$883

[a]	Represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions.

[b]	Includes net accrued interest receivable of $13 million as of December 31, 2011, and less than $1 million as of December 31, 2010.

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

For the years ending December 31,	2011		2010	2009
Fair value hedges -
Interest rate swaps	$(14)		$25	$95
Other	(5)		(3)	(10)
Fair value hedges - ineffectiveness net gain (loss)	(19)		22	85
Cash flow hedges - ineffectiveness net gain (loss)	41	[a]	5	7
Economic hedges -
Interest rate swaps	(194)		270	776
Interest rate swaptions	142		(265)	(918)
Interest rate caps/floors	19		(3)	—
Interest rate futures/TBA	—		—	2
Delivery commitments	—		1	—
Net interest settlements	81		22	(35)
Economic hedges - net gain (loss)	48		25	(175)
Net gains (losses) on derivatives and hedging activities	$70		$52	$(83)

[a]	Primarily represents the recognition of previously deferred cash flow hedge adjustments related to certain advances that were prepaid during the period.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges
The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Ineffectiveness Recognized in Derivatives and Hedging Activities	Effect of Derivatives on Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Year ended December 31, 2011
Hedged item type -
Available-for-sale investment securities	$(432)	$418	$(14)	$(137)	$—
Advances	(4)	13	9	(142)	(51)
MPF Loans held for portfolio	—	(5)	(5)	(8)	(51)
Consolidated obligation bonds	276	(285)	(9)	295	(39)
Total	$(160)	$141	$(19)	$8	$(141)

Year ended December 31, 2010
Hedged item type -
Available-for-sale investment securities	$(156)	$151	$(5)	$(104)	$—
Advances	2	13	15	(254)	(55)
MPF Loans held for portfolio	(34)	31	(3)	(47)	(38)
Consolidated obligation bonds	78	(63)	15	360	(34)
Total	$(110)	$132	$22	$(45)	$(127)

Year ended December 31, 2009
Hedged item type -
Available-for-sale investment securities	$5	$(1)	$4	$(25)	$—
Advances	302	(295)	7	(340)	(58)
MPF Loans held for portfolio	71	(91)	(20)	(79)	4
Consolidated obligation bonds	(725)	819	94	230	(89)
Total	$(347)	$432	$85	$(214)	$(143)

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

The following table presents by type of hedged item in cash-flow hedging relationships, the (losses) gains recognized in AOCI, the amounts reclassified from AOCI into income, and the effect of those hedging activities on our net gains (losses) on derivatives and hedging activities in the Statements of Income. See Note 18 - Accumulated Other Comprehensive Income (Loss) for more details on the effect of cash-flow hedges on AOCI.

		Effective Portion		Ineffective Portion
	Recognized in AOCI	Reclassified into Net Interest Income	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities		Effect on Net Interest Income [a]
Year ended December 31, 2011
Advances - interest rate floors	$—	$31	Interest income	$37	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(13)	Interest expense	—		—
interest rate swaps	(440)	(5)	Interest expense	4		(312)
Consolidated obligation bonds - interest rate swaps	—	(6)	Interest expense	—		—
Total	$(440)	$7		$41		$(312)

Year ended December 31, 2010
Advances - interest rate floors	$8	$38	Interest income	$—		$28
Consolidated obligation discount notes - interest rate caps	—	(14)	Interest expense	—		—
interest rate swaps	(309)	(5)	Interest expense	5		(323)
Consolidated obligation bonds - interest rate swaps	—	(5)	Interest expense	—		—
Total	$(301)	$14		$5		$(295)

Year ended December 31, 2009
Advances - interest rate floors	$(109)	$(14)	Interest income	$—		$102
Consolidated obligation discount notes - interest rate caps	—	(15)	Interest expense	—		—
interest rate swaps	411	(4)	Interest expense	7		(238)
Consolidated obligation bonds - interest rate swaps	—	(7)	Interest expense	—		—
Total	$302	$(40)		$7		$(136)

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

There were no material amounts reclassified from AOCI into earnings for the years presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. At December 31, 2011, the deferred net gains on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months are $5 million. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 9 years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 - Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.

Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Other interest-bearing deposits pay interest based on a daily interest rate. The average interest rates paid on deposits were 0.02% during 2011, 0.11% during 2010, and 0.09% during 2009.

The following tables present our deposits as of the dates indicated:

As of December 31,	2011	2010
Interest-bearing deposits:
Demand and overnight	$515	$627
Term	1	15
Deposits from other FHLBs for MPF Program	19	13
Non-interest-bearing deposits	113	164
Total deposits	$648	$819

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Consolidated Obligations

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

The par value of outstanding consolidated obligation bonds and discount notes for the 12 FHLBs including consolidated obligations held by us and the other FHLBs was $692 billion and $796 billion at December 31, 2011 and 2010.

On August 5, 2011, S&P lowered its long-term credit rating on the United States from AAA to AA+ with a negative outlook. S&P has indicated that its ratings of the FHLBs and the FHLB System are constrained by the long-term credit rating of the United States. On August 8, 2011, S&P downgraded the long-term credit ratings on the senior unsecured debt issues of the FHLB System and 10 of the 12 FHLBs from AAA to AA+. Our rating and the FHLB Seattle's rating were already rated AA+ prior to the United States downgrade. S&P's outlook for the FHLB System's senior unsecured debt and all 12 FHLBs is negative. However, S&P's actions did not affect the short-term A-1+ ratings of the FHLBs and the FHLB System's short term debt issues.

On August 2, 2011, Moody's confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLB System and the 12 FHLBs. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the FHLB System and the 12 FHLBs was also revised to negative.

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2011	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$8,654	2.91%	$21,924
One to two years	7,345	2.88%	6,645
Two to three years	5,266	3.66%	4,039
Three to four years	3,411	2.64%	1,876
Four to five years	5,641	2.97%	2,143
Thereafter	9,647	3.41%	3,337
Total par value	$39,964	3.11%	$39,964

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our consolidated obligation discount notes outstanding for which we are the primary obligor:

As of December 31,	Carrying Value	Par Value	Weighted Average Interest Rate
2011	$25,404	$25,411	0.05%
2010	18,421	18,432	0.15%

The following table presents consolidated obligation bonds outstanding by call feature:

As of December 31,	2011	2010
Noncallable	$24,479	$32,506
Callable	15,485	25,769
Total par value	39,964	58,275
Bond premiums (discounts), net	19	5
Hedging adjustments	(104)	(426)
Fair value option adjustments	1	(5)
Total consolidated obligation bonds	$39,880	$57,849

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

Inverse Floating Bonds - The coupon rate on these bonds increases as an index declines and decreases as an index rises.

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of December 31,	2011	2010
Fixed rate	$32,689	$51,261
Variable-rate	500	50
Step-up	6,625	6,914
Step-down	100	—
Inverse floating	50	50
Total par value	$39,964	$58,275

Concession Fees on Consolidated Obligations. Unamortized concession fees included in other assets, were $14 million and $23 million at December 31, 2011 and 2010. Amortized concession fees are included in consolidated obligation interest expense while concession fees related to consolidated obligations in which we elected the fair value option are immediately recognized into other operating expense.   Total concession fees recognized were $27 million, $31 million and $17 million during the years ended December 31, 2011, 2010, and 2009.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13- Affordable Housing Program (AHP)

Affordable Housing Program - The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before assessments) adjusted as follows:

•	Add interest expense related to mandatorily redeemable capital stock; and

•	Subtract assessment accrued for REFCORP.

In addition to the above adjustments made by all FHLBs, we added back a $50 million charge to income accrued in 2011. In December 2011, we entered into discussions with the FHFA regarding a dispute over an interpretation of regulatory compliance pertaining to investments made in 2010, with the goal of resolving it as expeditiously as possible. We agreed to resolve the dispute by allocating a portion of the income the Bank has earned (and will continue to earn) as a result of the acquisition of these investments to promote affordable housing and community investment projects within our district. To accomplish this, our Board of Directors approved a plan in December, 2011 to supplement our current affordable housing and community investment programs with $50 million in additional funds.  We are in the process of developing the framework for the use of these funds, which we expect to be deployed by the end of 2014. This program will be in addition to our other community investment programs in 2012, 2013, and 2014.

The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation established by the FHFA. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our regulatory income and recognize an AHP liability. As subsidies are provided, the AHP liability is relieved.

If we experience a regulatory loss during a quarter, but still have regulatory income for the year, our obligation to the AHP would be calculated based on our year-to-date regulatory income. If we had regulatory income in subsequent quarters, we would be required to contribute additional amounts to meet our calculated annual obligation. If we experience a regulatory loss for a full year, any loss in one year may not be used as a credit to offset income in any other year, and we would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBs, then the FHLB Act requires that each FHLB contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBs equals $100 million. The proration would be made on the basis of an FHLB's income in relation to the income of all FHLBs for the previous year. There was no shortfall in any of the periods presented.

The following table summarizes the changes in the AHP payable for the periods indicated:

For the years ended December 31,	2011	2010	2009
Balance, beginning of year	$44	$13	$23
Period accrual	30	41	—
Cash disbursements	(13)	(15)	(10)
Other [a]	—	5	—
Balance, end of year	$61	$44	$13

[a]
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 - Resolution Funding Corporation (REFCORP)

The 12 FHLBs have been required to make payments to REFCORP (20 percent of income before taxes calculated in accordance with GAAP after the assessment of AHP, but before the assessment for REFCORP) until the total amount of payments actually made is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. The FHFA, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. On August 5, 2011, the FHFA certified that the FHLBs have fully satisfied their REFCORP obligation as of June 30, 2011. The following table summarizes the changes in the assessments payable for the periods indicated:

For the years ended December 31,	2011	2010		2009
Balance, beginning of year	$33	$(16)	[a]	$—
Period accrual	17	91		—
Cash disbursements	(50)	(42)		(16)
Balance, end of year	$—	$33		$(16)

[a]
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Subordinated Notes

We have $1 billion of subordinated notes outstanding that mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any FHLBs other than us. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

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

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2011, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

Prior to conversion to our new capital structure, we were allowed to include a percentage of the outstanding principal amount of the subordinated notes (the Designated Amount) in determining compliance with our regulatory capital and minimum regulatory leverage requirements, maximum permissible holdings of MBS and unsecured credit, subject to 20% annual phase-outs as presented in the table below. As of June 14, 2011, the Designated Amount of subordinated notes was reduced to $800 million.

Time Period	Percentage of Outstanding Amount	Designated Amount
Issuance through June 13, 2011	100%	$1,000
June 14, 2011 through December 31, 2011	80%	800

After we converted our capital stock as of January 1, 2012, we no longer include the Designated Amount of subordinated notes in calculating our maximum permissible holdings of MBS and unsecured credit or in determining compliance with our minimum regulatory capital requirements now that we are subject to the post-conversion capital requirements discussed in Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 16 - Regulatory Actions

At the request of the Federal Housing Finance Board (Finance Board), on October 10, 2007, we entered into a Consent Cease and Desist Order with the Finance Board, which was subsequently amended on July 24, 2008 (the Consent Cease and Desist Order, as amended, is hereinafter referred to as the C&D Order). The C&D requirements outlined below remain in effect. We are in compliance with these C&D Order requirements.

•
Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other membership termination, except for excess capital stock as discussed below, require prior approval of the Deputy Director, Division of FHLB Regulation of the FHFA (Deputy Director). The C&D Order provides that the Deputy Director may approve a written request by us for proposed redemptions or repurchases if the Deputy Director determines that allowing the redemption or repurchase would be consistent with maintaining our capital adequacy and our continued safe and sound operation.

•
The C&D Order amendment permits us to repurchase or redeem excess capital stock above a member's capital stock "floor " (the amount of capital stock a member held as of the close of business at July 23, 2008, plus any required increase related to annual membership stock recalculations) in connection with the repayment of advances subject to the following conditions: (1) subsequent to the redemption or repurchase of stock, we remain in compliance with any applicable minimum capital requirements and (2) the redemption or repurchase does not otherwise cause us to violate a provision of the FHLB Act.  The Deputy Director may, however, direct us not to redeem or repurchase stock if, in its sole discretion, the continuation of such transactions would be inconsistent with maintaining our capital adequacy and our continued safe and sound operation.

•	Dividend declarations are subject to the prior written approval of the Deputy Director.

The C&D Order placed several requirements on us, including the following which have now been satisfied or terminated:

•
The C&D Order required us to submit a revised capital plan to the Finance Board, implementation strategies for the plan, and revised market risk, management and hedging policies, procedures and practices. We have taken the actions necessary to fulfill these requirements and implemented our new Capital Plan effective January 1, 2012, as further discussed in Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

•
We were required to maintain a ratio of at least 4.5% of regulatory capital stock, plus retained earnings, plus a Designated Amount of subordinated notes to total assets. In connection with the approval of our Capital Plan, the FHFA terminated Article I of the C&D Order as of the effective date of our Capital Plan, which means that as of January 1, 2012, we are no longer required to comply with this 4.5% regulatory capital plus the Designated Amount of subordinated notes to asset ratio.

•
We were required to maintain an aggregate amount of regulatory capital stock plus a Designated Amount of subordinated notes of $3.600 billion. Effective December 28, 2011, the FHFA terminated this requirement.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 17 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS)

Capital Rules prior to Conversion to New Capital Structure

Prior to implementing our new Capital Plan on January 1, 2012, our members were required, pursuant to the FHLB Act, to purchase capital stock equal to the greater of 1% of their mortgage-related assets at the most recent calendar year-end or 5% of their outstanding advances from us, with a minimum purchase of $500. Members could hold capital stock in excess of the foregoing statutory requirement (excess capital stock). Member required capital stock became excess capital stock when a member's capital stock requirement decreased either in connection with a reduction of its outstanding advances or its mortgage-related assets. We had $1.1 billion and $1.4 billion of excess capital stock at December 31, 2011 and 2010, which represented 44% and 49% of our regulatory capital stock.

On July 24, 2008, we received approval from the FHFA to redeem excess capital stock above a member's capital stock "floor" (the amount of capital stock held by a member as of the close of business at July 23, 2008, plus any required increases related to annual membership stock recalculations), subject to certain conditions as set forth in the C&D Order discussed in Note 16 - Regulatory Actions. Under the terms of the C&D Order, any other capital repurchases or redemptions, including redemptions upon membership withdrawal or other termination, require the approval of the Deputy Director. See Mandatorily Redeemable Capital Stock below for details on stock redemption requests approved by the Deputy Director in connection with our conversion to our new capital structure.

Capital Rules after Conversion to New Capital Structure

On September 30, 2011, we received approval from the FHFA to implement our new Capital Plan. Under the new Capital Plan, which became effective January 1, 2012, our stock consists of two sub-classes of stock, Class B-1 stock and Class B-2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions.

On January 1, 2012, most of the outstanding shares of our existing stock were automatically exchanged for Class B-2 stock. “Activity-based” stock purchased since July 23, 2008, was converted to Class B-1 stock to the extent it exceeded a member's capital stock “floor”.

Our Capital Plan provides that any member could opt out of the conversion and have its existing capital stock redeemed. We did not receive any requests from current members to opt out of the conversion process. However, with the approval of the FHFA, we repurchased capital stock held by former members that was not required to support outstanding obligations prior to our conversion to a new capital structure as discussed below under Mandatorily Redeemable Capital Stock.

Under the new Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. A member's membership stock requirement is equal to the greater of 1.0% of the member's mortgage assets or $10,000, subject to a cap equal to 9.9% of our total capital stock outstanding as of the prior December 31. Each member must satisfy its membership stock requirement with Class B-2 stock. We may adjust the membership stock requirement for all members within a range of 0.5% to 2.0% of a member's mortgage assets. Each member's activity stock requirement is equal to 5.0% of the member's outstanding advances. We may adjust the activity stock requirement for all members within a range of 4.0% to 6.0% of the member's outstanding advances. Class B-1 stock is available for purchase only to support a member's activity stock requirement. Class B-2 stock is available to be purchased to support a member's membership stock requirement and any activity stock requirement. Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement will apply on a continuing basis.

Our Class B -1 and Class B-2 stock is redeemable upon five years' prior written notice by a member to us, subject to certain conditions. In addition, at our discretion and under certain conditions, we may repurchase excess stock as follows:

•	Excess shares of Class B-1 stock that exceed a member's capital stock “floor”; and

•	in accordance with the Repurchase Plan approved by the FHFA as discussed below in Repurchase of Excess Capital Stock.

We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum investment requirement, we remain in compliance with our regulatory capital requirements, and the Deputy Director has approved the redemption or repurchase as provided in the C&D Order.

Members that withdraw from membership must wait at least five years after their membership was terminated and all of their capital stock was redeemed or repurchased before being readmitted to membership in any FHLB.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Minimum Capital Requirements prior to Conversion to New Capital Structure

We remained subject to the following minimum regulatory leverage and other regulatory capital requirements pursuant to the FHFA regulations and the C&D Order until we completed our capital stock conversion as of January 1, 2012.

C&D Order: Our minimum capital requirements under the C&D Order are discussed above in Note 16 - Regulatory Actions.

Regulatory Leverage Limit: Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings. Under FHFA regulations, we were subject to a leverage limit that provides that our total assets may not exceed 25 times our total regulatory capital stock, retained earnings, and reserves, provided that non-mortgage assets (after deducting the amounts of deposits and capital) do not exceed 11.0% of total assets.

For purposes of this regulation, non-mortgage assets means total assets less advances, acquired member assets, standby letters of credit, derivative contracts with members, certain MBS, and other investments specified by the FHFA. This requirement may also be viewed as a percentage regulatory capital ratio where our total regulatory capital stock, retained earnings, and reserves must be at least 4.0% of our total assets. Prior to conversion to the new Capital Plan on January 1, 2012, this 4.0% leverage limit was superseded by the 4.5% minimum regulatory capital ratio required by the C&D Order.

If we were unable to meet the 4.0% leverage limit based on our asset composition, we would still be able to remain in compliance with the leverage requirement so long as our total assets did not exceed 21 times total regulatory capital stock, retained earnings, and reserves (that is, our total regulatory capital stock, retained earnings, and reserves must be at least 4.76% of our total assets). We did not factor in any reserves when calculating our regulatory leverage limits. Our non-mortgage asset ratio on an average monthly basis was above 11.0% at December 31, 2011 and 2010, thus we were subject to the 4.76% ratio.

We were permitted to include the Designated Amount of subordinated notes, as discussed in Note 15 - Subordinated Notes, when calculating compliance with our leverage limit.

The following table summarizes our regulatory capital requirements as a percentage of total assets as of the dates specified below.

		Regulatory Capital plus Designated Amount of Subordinated Notes
		Requirement in Effect		Actual
	Non-Mortgage Assets	Ratio	Amount	Ratio	Amount
December 31, 2011	19.19%	4.76%	$3,392	6.35%	$4,527
December 31, 2010	20.43%	4.76%	4,004	5.90%	4,962

One member, BMO Harris Bank N.A., held 13% of our regulatory capital stock at December 31, 2011, as a result of the merger with M&I Marshall & Ilsley Bank in July 2011. At December 31, 2010, no member held 10% or more of our capital stock.

Minimum Capital Requirements after Conversion to New Capital Structure

After we implemented our new Capital Plan on January 1, 2012, the regulatory capital ratios discussed above no longer apply to us and instead we are subject by regulation to the following three capital requirements:

•	total capital ratio;

•	leverage capital ratio; and

•	risk-based capital requirements.

For purposes of calculating our compliance with these minimum capital requirements:

•	“Permanent capital” includes our retained earnings plus the amount paid in for our Class B stock, including Class B stock classified as mandatorily redeemable.

•	“Total capital” means the sum of (1) our permanent capital plus (2) any general allowance for losses.

•	“Total assets” are the total assets of the Bank determined in accordance with GAAP.

Total Capital Ratio. We must maintain a minimum ratio of total capital to total assets of 4.0%. For safety and soundness reasons, this ratio may be increased by the FHFA with respect to an individual FHLB.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Leverage Capital Ratio. We must also maintain a leverage ratio of total capital to total assets of at least 5.0%. For purposes of determining this leverage ratio, total capital is modified by multiplying our permanent capital by 1.5 and adding to this product all other components of total capital. This ratio also may be increased by the FHFA with respect to an individual FHLB.

Risk-Based Capital Requirement. Under the risk-based capital requirement, we must maintain permanent capital equal to the sum of our (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement. Those requirements are outlined below.

•
Credit Risk Capital Requirement. The credit risk capital requirement is the sum of the capital charges for our assets, off-balance sheet items, and derivatives contracts. These capital charges are calculated using the methodologies and percentages assigned by the FHFA regulations to each class of assets.

•
Market Risk Capital Requirement. The market risk capital requirement is the sum of (a) the market value of our portfolio at risk from movements in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during periods of market stress; and (b) the amount, if any, by which the market value of total capital is less than 85% of the book value of total capital.

•	Operations Risk Capital Requirement. The operations risk capital requirement is 30% of the sum of our (a) credit risk capital requirement and (b) market risk capital requirement.

Mandatorily Redeemable Capital Stock
Pursuant to the C&D Order, we cannot redeem or repurchase capital stock without the approval of the Deputy Director, except for Class B-1 excess capital stock above a member's capital stock “floor” and repurchases under the previously approved Repurchase Plan. We do not believe this requirement affects the reclassification of mandatorily redeemable capital stock as a liability. Rather, this requirement may delay the timing of a mandatory redemption.

Under the Bank's new Capital Plan, we are not required to redeem capital stock until five years after we receive a member's notice of withdrawal or membership is otherwise terminated, subject to the member satisfying all outstanding obligations to the Bank.

The member may cancel its withdrawal notice subject to payment of a cancellation fee equal to a percentage of the par value of the capital stock subject to the cancellation notice. Although we would allow a member to cancel its withdrawal notice, we reclassify the member's equity to a liability because we view membership withdrawal notices as substantive when made. Redemption may be made after the expiration of the five-year period if the terminating member does not have outstanding obligations with the Bank, we meet our minimum regulatory capital and liquidity requirements, and the Deputy Director has approved the redemption.
The following table presents a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented:

For the years ended December 31,	2011	2010	2009
MRCS at beginning of year	$530	$466	$401
Capital Stock reclassified for mergers out-of-district, moves of headquarters out-of-district, or excess capital stock per C&D Order	6	65	161
Reversal of redemption requests	(4)	—	(1)
Redemption of MRCS	(527)	—	—
Redemption of excess capital stock per C&D Order	(1)	(1)	(95)
MRCS at end of period	$4	$530	$466
Number of stockholders holding MRCS at period end	5	52	37

Pursuant to the terms of the approved Capital Plan and as required by the C&D Order, we requested permission from the FHFA to redeem the excess capital stock of our former members prior to our conversion to the new capital structure. The FHFA approved our request, so on December 28, 2011 we redeemed $527 million of MRCS for excess capital stock owned by all former members that was not required to support outstanding obligations. As noted in the above table, we also redeemed MRCS for excess capital stock exceeding a member's capital stock floor as permitted under the C&D Order.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Repurchase of Excess Capital Stock

In connection with our new Capital Plan, we also submitted a plan for repurchasing the excess capital stock of current members over a period of time (Repurchase Plan). We received approval from the FHFA on December 22, 2011 to implement the Repurchase Plan. The Repurchase Plan provides that we will assess our capacity to repurchase excess capital stock of current members within 15 days of each financial quarter-end. The assessment criteria outlined in the Repurchase Plan includes an evaluation as to whether the following conditions are met both prior to and following the repurchase:

•	The ratio of our total capital to total assets is greater than or equal to 4.25%;

•	Our ratio of the Bank's market value of equity to book value of equity is at least 85%;

•	Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed above in Minimum Capital Requirements after Conversion to New Capital Structure;

•	Compliance with all of our minimum capital requirements;

•	Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most recent expected case income projections; and

•	Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed below in Joint Capital Enhancement Agreement.

On January 13, 2012, following our assessment that we met these conditions based on financial results for the fourth quarter of 2011, we notified our members of the first repurchase opportunity and the process for requesting repurchase. In accordance with that process, on February 15, 2012, we repurchased excess capital stock of $500 million, which was 47% of excess capital stock outstanding on that date. The Repurchase Plan is scheduled to terminate on December 31, 2013 or such earlier date as set forth in the Repurchase Plan.

Statutory and Regulatory Restrictions on Capital Stock Repurchase and Redemption

In accordance with the FHLB Act, our capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem. As discussed in Note 16 - Regulatory Actions, pursuant to the C&D Order we cannot redeem or repurchase stock without the approval of the Deputy Director, except excess capital stock above a member's capital stock floor and repurchases under the previously approved Repurchase Plan.

Additionally, we cannot redeem shares of stock from any member if:

•	the principal or interest on any consolidated obligation is not paid in full when due;

•	we fail to certify in writing to the FHFA that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations;

•
we notify the FHFA that we cannot provide the required quarterly certification, or project that we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our current obligations; or

•
we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or enter or negotiate to enter into an agreement with one or more other FHLBs to obtain financial assistance to meet our current obligations.

Additional statutory and regulatory restrictions on the redemption and repurchase of our capital stock include the following:

•	In no case may we redeem or repurchase capital stock if, following such redemption, we would fail to satisfy our minimum regulatory capital requirements established by the GLB Act or the FHFA.

•
In no case may we redeem or repurchase capital stock if either our Board of Directors or the FHFA determines that we have incurred, or are likely to incur, losses resulting or expected to result in a charge against capital stock.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 18 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI for the periods indicated:

	Net Unrealized on AFS	Non-credit OTTI on AFS	Net Unrealized on HTM	Non-credit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
Balance December 31, 2008	$12	$—	$(76)	$—	$(576)	$1	$(639)
January 1, 2009, cumulative effect adjustment [a]	—	(56)	—	(177)	—	—	(233)
Non-credit OTTI	—	(43)	—	(1,292)	—	—	(1,335)
Subsequent changes in fair value recognized in AOCI	—	12	—	—	—	—	12
Net unrealized gains (losses) recognized in AOCI	587	—	—	—	302	—	889
Reclassification from AOCI to earnings	(19)	32	54	336	33	2	438
Accretion from non-credit OTTI to HTM asset	—	—	—	210	—	—	210
Balance, December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)

Balance December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)
Non-credit OTTI	—	—	—	114	—	—	114
Subsequent changes in fair value recognized in AOCI	—	14	—	—	—	—	14
Net unrealized gains (losses) recognized in AOCI	178	—	—	—	(301)	—	(123)
Reclassification from AOCI to earnings	(10)	7	14	—	(19)	(1)	(9)
Accretion from non-credit OTTI to HTM asset	—	—	—	179	—	—	179
Balance, December 31, 2010	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)

Balance December 31, 2010	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)
Non-credit OTTI	—	—	—	(17)	—	—	(17)
Subsequent changes in fair value recognized in AOCI	—	2	—	—	—	—	2
Net unrealized gains (losses) recognized in AOCI	365	—	—	—	(440)	—	(75)
Reclassification from AOCI to earnings	—	6	3	62	(48)	—	23
Accretion from non-credit OTTI to HTM asset	—	—	—	119	—	—	119
Balance, December 31, 2011	$1,113	$(26)	$(5)	$(466)	$(1,049)	$2	$(431)

[a]	See Note 2 - Summary of Significant Accounting Policies - Changes in Accounting Policies.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 19 - Employee Retirement Plans

Multi-Employer Defined Benefit Plan

We participate in the Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. The Pension Plan year runs from July 1 to June 30. Substantially all of our officers and employees are covered by the Pension Plan. The Pension Plan is considered a multi-employer plan under GAAP since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. The Pension Plan is also considered a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pension Plan. Our risks in participating in the Pension Plan are as follows:

•
The Pension Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pension Plan contributions made by us may be used to provide benefits to participants of other participating employers.

•	If a participating employer stops contributing to the Pension Plan, the unfunded obligations of the Pension Plan may be borne by the remaining participating employers, which would include us.

•	If we choose to stop participating in the Pension Plan, we may be required to pay the Pension Plan an amount based on the underfunded status of the Pension Plan, referred to as a withdrawal liability.

Relevant information concerning the Pension Plan is outlined below:

•	The Pension Plan's Employer Identification Number is 13-5645888.

•	The Plan Number is 333.

•
A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the 2010 Pension Plan year ended June 30, 2011 as of the date of this Form 10-K filing.

•	Our contributions for the Pension Plan years that ended June 30, 2010 and 2009 were not more than 5% of the total contributions to the Pension Plan.

•	Actual contributions made through December 31, 2011 for the Pension Plan were used to provide the preliminary percentage funded for the plan year ended June 30, 2011.

•	The Pension Plan is not a collective bargaining agreement.

•	We did not pay any surcharges to the Pension Plan.

•	There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

•	There have been no significant changes that affect the comparability of the 2010 and 2009 contributions.

The following are disclosed in the table below:

•	Our net pension cost for the years ending December 31, 2011, December 31, 2010, and December 31, 2009.

•
The funded status, which is calculated as the market value of plan assets divided by the funding target, of the total Pentegra DB Plan and our Pension Plan as of July 1, 2011, July 1, 2010, and July 1, 2009. The Pension Protection Act of 2006 requires a funded status of 96%.

•	Our contributions for the plan year end in 2011, 2010, and 2009.

•
Our contributions for our calendar year end in 2011, 2010, and 2009. The excess amount of $5 million, which consists of $4 million of prepaid normal cost attributable to the period of January 1, 2012 through June 30, 2012, and $1 million of prepaid additional projected benefit obligation, was recorded as a prepaid expense in other assets as of December 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Pension Plan	2011	2010	2009
Net pension cost [a]	$7	$15	$8
Pentegra DB Plan Funded status as of the plan year end [b]	90.0%	85.8%	93.7%
Chicago portion funded status as of the plan year end	106.0%	100.0%	96.0%
Chicago contributions for the plan year end [b]	$7	$15	$8
Chicago contributions for calendar year	$5	$22	$8

[a]	Net pension cost for the Pentegra DB Plan charged to compensation and benefits expense for the year ended December 31.

[b]	Based on actual cash contribution through June 30, which is for the plan year July 1 to June 30.

Defined Contribution Plan

We also participate in the Pentegra Defined Contribution Plan for Financial Institutions (the 401K Savings Plan), a tax-qualified defined contribution plan. We make matching contributions equal to a percentage of voluntary employee contributions, subject to certain limitations. Our contribution for each of the last three years ended December 31, 2011 was $1 million per year.

Single-Employer Post-Retirement Plans

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

	Benefit Equalization Plan		Postretirement Health and Life Insurance Benefit Plan
Change in Benefit Obligation	2011	2010	2011	2010
Projected benefit obligation as of January 1,	$4	$4	$5	$5
Service cost	1	1	1	—
Actuarial loss (gain)	—	(1)	—	—
Benefits paid	—	—	—	—
Amendments	—	—	—	—
Curtailments	—	—	—	—
Projected benefit obligation as of December 31,	5	4	6	5
Plan assets at December 31,	—	—	—	—
Funded status at December 31,	$(5)	$(4)	$(6)	$(5)

The accumulated benefit obligation for the benefit equalization plan was $3 million at December 31, 2011 and December 31, 2010.

Net Periodic Costs

Components of the net periodic cost for our benefit equalization plan and postretirement health and life insurance benefit plans are as follows:

	Benefit Equalization Plan			Postretirement Health and Life Benefit Plan
For the years ended December 31,	2011	2010	2009	2011	2010	2009
Service cost	$1	$1	$1	$1	$—	$1
Net periodic benefit cost	$1	$1	$1	$1	$—	$1

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Measurement Date and Plan Assumptions

The measurement dates used to determine the current and prior year's benefit obligations were December 31, 2011 and 2010. The following tables present the weighted average assumptions used to determine benefit obligations. We used the Citigroup Pension Discount Curve rate as the primary factor in determining the discount rate for both plans.

As of December 31,	2011	2010
Weighted-average assumptions used to determine benefit obligations
Discount rate:
Benefit Equalization Plan	4.45%	5.50%
Postretirement health and life insurance benefit plan	4.45%	5.50%
Rate of compensation increase-Benefit Equalization Plan	4.50%	5.50%

For the years ended December 31,	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate:
Benefit Equalization Plan	5.50%	5.50%	6.00%
Postretirement health and life insurance benefit plan	5.50%	5.50%	6.00%
Rate of compensation increase Benefit Equalization Plan	5.50%	5.50%	5.50%

The following tables present our assumed weighted average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end.

For the years ended December 31,	2011	2010	2009
Health care cost trend rate assumed for the next year	7.50%	7.50%	8.00%
Rate to which cost trend rate is assumed to decline (ultimate rate)	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2017	2016	2015

For 2011, the effect of a one-percent shift (+1.00% or -1.00%) in medical benefits trend rate was immaterial (less than $1 million) for both the effect on service and interest cost components as well as the effect on the postretirement benefit obligation.

The estimated future benefits payments through 2021 reflecting expected benefit services totaled $4 million. For the years 2012 through 2016, the total amount is $1 million. For the years 2017 through 2021, they total $3 million.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 20 - Fair Value Accounting

Fair Value Measurement
The fair value amounts recorded on the statements of condition and presented in the note disclosures have been determined by us using available market information and our judgment of appropriate valuation methods. These estimates are based on pertinent information available to us as of the dates presented. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below, and other methods, are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on estimated fair value. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

The following table is a summary of fair value estimates for financial instruments. The carrying amounts in the following table are recorded in the statements of condition under the indicated captions. This table does not represent an estimate of the overall market value of us as a going concern; as it does not take into account future business opportunities and future net profitability of assets and liabilities.

	2011		2010
As of December 31,	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,002	$1,002	$282	$282
Federal Funds sold	950	950	3,018	3,018
Securities purchased under agreements to resell	825	825	4,225	4,225
Trading securities	2,935	2,935	1,652	1,652
Available-for-sale securities	24,316	24,316	24,567	24,567
Held-to-maturity securities	11,477	12,131	12,777	13,463
Advances	15,291	15,663	18,901	19,114
MPF Loans held in portfolio, net	14,118	15,177	18,294	19,256
Accrued interest receivable	153	153	189	189
Derivative assets	40	40	16	16

Financial Liabilities
Deposits	$648	$648	$819	$819
Securities sold under agreements to repurchase	400	400	1,200	1,213
Consolidated obligations -
Discount notes	25,404	25,404	18,421	18,422
Bonds	39,880	42,163	57,849	60,019
Accrued interest payable	203	203	281	281
Mandatorily redeemable capital stock	4	4	530	530
Derivative liabilities	206	206	883	883
Subordinated notes	1,000	1,127	1,000	1,065

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Outlined below is the application of the fair value hierarchy to our financial assets and financial liabilities that are carried at fair value or disclosed in the notes to the financial statements.
Level 1— fair value inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
Level 2— fair value inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Examples of Level 2 inputs include, but are not limited to, quoted prices for similar assets and liabilities in active or inactive markets, or, if a valuation methodology is utilized, inputs such as interest rates and yield curves are selected that are observable for the asset or liability, either directly or indirectly.
Level 3— fair value inputs that are unobservable inputs for the asset or liability that have a significant effect on the fair value measurement.
For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no such transfers for the periods presented in the following tables.

Valuation Techniques and Significant Inputs
Assets for which fair value approximates carrying value. Due to the short-term nature and negligible credit risk, we use the carrying value approach to estimate fair value of cash and due from banks, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable.
Investment securities—non-MBS and certain MBS. We use either prices received from third party pricing vendors to determine the fair value, or we use an income approach based on a market-observable interest rate curve adjusted for a spread. The table below provides the investment securities in which fair value is provided to us by third party pricing services.

Major Security Type	Portfolios	Fair Value of Securities	Fair Value Hierarchy
U.S. Government & other government related	Trading and AFS	$3,738	2
FFELP ABS	AFS [a]	7,055	2

MBS:
Government-guaranteed residential	Trading and AFS	2,936	2
GSE residential	Trading and AFS	12,327	2
Private-label residential	AFS	63	3
Non-recurring OTTI securities	HTM	9	3

[a]	As discussed further below, we value certain FFELP ABS using an internal valuation model.

Our third party pricing vendors use various pricing models for each asset class that are consistent with what we believe is representative of what other market participants would use. The significant inputs and assumptions to the models of our third party pricing vendors are derived from market observable sources including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market related data. Since many fixed income securities do not trade on a daily basis, the methodologies of our third party pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendors consider available market observable inputs in determining the evaluation for a security. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of government, mortgage and asset-backed securities. In certain circumstances, our third party pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify these investment securities (e.g., private-label MBS) in Level 3.

Recently, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies and control procedures for agency and private-label MBS. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes. While the vendors' proprietary models are not accessible, we reviewed for reasonableness the underlying inputs and assumptions for a

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

sample of securities across different asset classes and duration. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices.

Prior to December 31, 2011, we established a price for each MBS using a methodology that was based upon the median of prices received. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within these established thresholds were generally accepted unless strong evidence suggested that using the formula-driven price would not be appropriate.
Effective December 31, 2011, we determine our fair value measurement for private-label MBS and for agency MBS using the inputs received from our third party pricing vendors using a pricing process that is completed on at least a quarterly basis. Our first step requires the establishment of a median price for each security using the same methodology described above. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price.

The next step is to determine the final price of the security based on the cluster average and an evaluation of any outlier prices. If all prices fall within the cluster, the final price is simply an average of the cluster. However, if there are prices that fall outside the cluster, additional analysis is required. The price or prices falling outside of the cluster tolerance would be evaluated by us and a determination made to exclude that price or prices in the final price. If the price or prices that fall outside the cluster tolerance are evaluated to be a better estimate of the fair value, then the selected outlier price will be the final price instead of the average of prices that fit within the appropriate tolerance range. Possible factors that may be used to determine the quality of the outlier price or prices include:

•	Comparison to bonds with similar characteristics, such as collateral type, credit quality, deal structure, or expected weighted-average life or maturity;

•	Comparing option-adjusted spread or projected yield to similar bonds;

•	Consideration of expected weighted-average life or maturity;

•	Consideration of expected default, loss, and credit support;

•	Recent data on transactions with the security or similar securities; and

•
Implied yields calculated with the Bank OTTI projected cash flows at quarter ends compared to industry benchmarks. Specifically, we calculated an implied yield for our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our OTTI process and compared such yield to the market yield data for comparable securities according to dealers and other third party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above. A revised price may be assigned to an MBS in situations where strong contrary evidence supports a price different than the price derived from the "default" price or the outlier price. In either case, justification of the price selected is documented and presented to our Risk Management Group for their review and approval.

As of December 31, 2011, four vendor prices were received for substantially all of our MBS holdings and the final prices for substantially all of those securities were computed by averaging the four prices. The refinement to our valuation technique and related inputs did not have a significant impact on the estimated fair values of our private-label MBS and agency MBS holdings as of December 31, 2011. Based on our review of the pricing methods and controls employed by the third party pricing services and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.
We use one third party pricing service to determine the fair value of agency non-MBS securities (TLGP, SBA, agency bonds and housing development bonds). We compare the prices received from that service to two other third party pricing services to determine if the price is reasonable.

We use a hybrid approach to measure the fair value of our FFELP ABS. We either use the fair value provided by one third party pricing service or we use our internal model price. An internal pricing model is used in cases where a fair value is not provided by the pricing service. (We assess the reasonableness of the fair value determined by our internal pricing model by comparing it

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

to the fair value provided by alternative vendor pricing services.) We use the fair value of the third party pricing service provided it is within 1 point of our internal model price. The third party pricing service or the internal model price is compared to three other third party pricing services to test for reasonableness. We used market convention prepayment speeds in our internal model, which were 100% of the pricing prepayment curve (PPC) for consolidation loans and mixed collateral and a 12 conditional prepayment rate (CPR) on non-consolidation loans. We calculate the discount margins using inputs from three dealers and assign the discount margin at the security level according to its calculated average life. The following table presents the significant inputs for FFELP ABS valued using an internal pricing model that is carried at Level 2 within the fair value hierarchy:

			Spread (Basis Points)
As of December 31, 2011	Portfolio(s)	Significant Inputs	High	Low	FV of Securities
FFELP ABS	AFS	Libor/Swap Curve	100	100	$1,104

Advances. We determine the fair value of advances by calculating the present value of expected future cash flows (excluding the amount of the accrued interest receivable except for advances elected for the fair value option and carried at fair value on our statements of condition). In general, except where an advance product contains a prepayment option, we charge a prepayment fee which makes us financially indifferent to the borrower’s decision to repay the advance prior to its maturity date. The fair value of advances does not assume prepayment risk.
The significant inputs used to determine fair value for those advances carried under the fair value option on the statements of condition are:

•
Consolidated Obligation curve (CO Curve). We utilize the CO Curve as the key input to fair values of advances because we use the same curve to price our advances, given it best represents our cost of funds. The Office of Finance constructs a market-observable curve referred to as the CO Curve. This curve is constructed using the U.S. Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, market activity such as recent GSE trades, and other secondary market activity.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. As of December 31, 2011 the spread adjustment to the CO Curve was +20.00 basis points for advances carried at fair value.

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
Derivative assets/liabilities. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. However, active markets do not exist for many of our derivatives. Consequently, fair values for these instruments are estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. We are subject to credit risk in derivative transactions due to the potential nonperformance by the derivative counterparties. We assess whether to provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. Accordingly, the credit valuation adjustment assessment takes into consideration the mitigating effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. In addition, we have entered into bilateral security agreements with all of our active derivative counterparties that provide for delivery of collateral at specified levels based on their credit ratings. This limits our net unsecured credit exposure to those counterparties. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

for the periods presented.
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
Consolidated obligations. We estimate fair values based on: the cost of raising comparable term debt, independent market-based prices received from a third party pricing services, or internal valuation models. Our internal valuation models use standard valuation techniques and estimate fair values based on the following significant inputs for those consolidated obligations carried at fair value:

•
CO Curve for fixed-rate, non-callable (bullet) consolidated obligations and a spread to the LIBOR swap curve for callable consolidated obligations based on price indications for callable consolidated obligations from the Office of Finance.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•
Spread assumption. As of December 31, 2011, the spread adjustment to the LIBOR Swap Curve was -37.50 to -55.00 basis points for certain callable consolidated obligations carried at fair value using the LIBOR swap curve to value certain callable consolidated obligations. There was no spread adjustment to the CO Curve used to value the non-callable consolidated obligations carried at fair value.

Subordinated notes. We determine the fair values based on internal valuation models which use market-based yield curve inputs obtained from a third party.
Mandatorily redeemable capital stock. The fair value of capital stock subject to mandatory redemption is its par value (as indicated by contemporaneous member purchases and sales at par value) plus any dividends related to the capital stock which are also reclassified as a liability, accrued at the expected dividend rate, and reported as a component of interest expense. Our stock can only be acquired and redeemed or repurchased at par value. It is not traded and no market mechanism exists for the exchange of stock outside our cooperative structure.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value of financial assets and liabilities by level within the fair value hierarchy, which are recorded on a recurring basis at December 31, 2011 and 2010.

As of December 31, 2011	Level 1	Level 2	Level 3		Netting Adj. [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$2,737	$—		$—	$2,737
GSE residential MBS	—	195	—		—	195
Governmental-guaranteed residential MBS	—	3	—		—	3
Total Trading Securities	—	2,935	—		—	2,935
AFS securities:
U.S. Government & other government related	—	1,001	—		—	1,001
FFELP ABS	—	8,159	—		—	8,159
GSE residential MBS	—	12,132	—		—	12,132
Government-guaranteed residential MBS	—	2,961	—		—	2,961
Private-label residential MBS	—	—	63		—	63
Total AFS Securities	—	24,253	63		—	24,316
Advances	—	9	—		—	9
Derivative assets	—	1,562	37		(1,559)	40
Total assets at fair value	$—	$28,759	$100		$(1,559)	$27,300
Level 3 as a percent of total assets at fair value			0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(11,466)	$—		$—	$(11,466)
Consolidated obligation bonds	—	(2,631)	(87)	[b]	—	(2,718)
Derivative liabilities	—	(2,888)	—		2,682	(206)
Total liabilities at fair value	$—	$(16,985)	$(87)		$2,682	$(14,390)
Level 3 as a percent of total liabilities at fair value			0.6%

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

[b]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2010	Level 1	Level 2	Level 3	Netting Adj. [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$1,337	$—	$—	$1,337
GSE residential MBS	—	312	—	—	312
Governmental-guaranteed residential MBS	—	3	—	—	3
Total Trading Securities	—	1,652	—	—	1,652
AFS securities:
U.S. Government & other government related	—	1,108	—	—	1,108
FFELP ABS	—	8,799	—	—	8,799
GSE residential MBS	—	11,644	—	—	11,644
Government-guaranteed residential MBS	—	2,940	—	—	2,940
Private-label residential MBS	—	—	76	—	76
Total AFS Securities	—	24,491	76	—	24,567
Advances	—	4	—	—	4
Derivative assets	—	1,025	29	(1,038)	16
Total assets at fair value	$—	$27,172	$105	$(1,038)	$26,239
Level 3 as a percent of total assets at fair value			0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(4,864)	$—	$—	$(4,864)
Consolidated obligation bonds	—	(9,425)	(78)	—	(9,503)
Derivative liabilities	—	(1,790)	—	907	(883)
Total liabilities at fair value	$—	$(16,079)	$(78)	$907	$(15,250)
Level 3 as a percent of total liabilities at fair value			0.5%

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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2010	$76	$29	$(78)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	8	(9)
Included in AOCI	2	—	—
Paydowns and settlements	(15)	—	—
At December 31, 2011	$63	$37	$(87)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$8	$(9)

At December 31, 2009	$82	$23	$(71)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	6	(7)
Included in AOCI	16	—	—
Paydowns and settlements	(22)	—	—
At December 31, 2010	$76	$29	$(78)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$6	$(7)

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

The following table presents assets which were recorded at fair value as of the dates presented as the result of a nonrecurring change in fair value having been recorded in the quarter then ended.

	December 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Held-to-maturity - Private-label residential MBS	$—	$—	$9	$—	$—	$26
Impaired MPF Loans	—	—	193	—	—	96
Real estate owned	—	—	16	—	—	17
Total non-recurring assets	$—	$—	$218	$—	$—	$139

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

Under the fair value option, fair value is used for both the initial and subsequent measurement of the designated assets and liabilities, with the changes in fair value recognized in non-interest gain (loss). Interest income and interest expense carried on other financial assets or liabilities carried at fair value is recognized under the interest method based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest gain (loss) or other non-interest expense.

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	December 31, 2011			December 31, 2010
		Consolidated Obligation			Consolidated Obligation
For the year ended	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
Balance beginning of period	$4	$(9,425)	$(4,864)	$4	$(4,749)	$—
New transactions elected for fair value option	5	(11,174)	(11,610)	—	(23,304)	(6,755)
Maturities and extinguishments	—	17,974	5,019	—	18,619	1,900
Net gain (loss) on instruments held at fair value	—	(11)	(1)	—	9	(1)
Change in accrued interest and other	—	5	(10)	—	—	(8)
Balance end of period	$9	$(2,631)	$(11,466)	$4	$(9,425)	$(4,864)
For items recorded under the fair value option, the related contractual interest income and contractual interest expense is recorded as part of net interest income on the statements of income. The remaining change in fair value for instruments in which the fair value option has been elected is recorded in non-interest gain (loss) on instruments held under fair value option in the statements of income. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of the dates presented.
The following table reflects the difference between the aggregate par balance outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due or in nonaccrual status.

	December 31, 2011			December 31, 2010
As of	Par	Fair Value	Fair Value Over (Under) Par	Par	Fair Value	Fair Value Over (Under) Par
Advances	$9	$9	$—	$4	$4	$—
Consolidated obligation discount notes	(11,465)	(11,466)	1	(4,863)	(4,864)	1
Consolidated obligation bonds	(2,630)	(2,631)	1	(9,430)	(9,425)	(5)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 21 – Commitments and Contingencies

The following table presents our commitments outstanding but not yet incurred or recorded in our statements of condition.

	2011			2010
As of December 31,	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$150	$—	$150	$365	$—	$365
Member standby letters of credit	296	273	569	414	489	903
Housing authority standby bond purchase agreements	44	282	326	89	140	229
MPF Xtra mortgage purchase commitments with concurrent commitment to resell to Fannie Mae	250	—	250	140	—	140
MPF Loan mortgage purchase commitments for portfolio	1	—	1	1	—	1
Advance commitments	—	—	—	2	—	2
Total	$741	$555	$1,296	$1,011	$629	$1,640

Joint and Several Liability. We have not recognized a liability for the joint and several liability related to the other FHLBs' share of the consolidated obligations at December 31, 2011 and 2010 since we do not believe information exists that would indicate that a liability has been incurred. Further, we do not believe information exists that would indicate that it is reasonably possible that a liability will be incurred at December 31, 2011.

Standby Letters of Credit. A standby letter of credit is a financing arrangement between us and our member. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member if not reimbursed by the member. The original terms of these standby letters of credit, including related commitments, range up to 20 years, with a final expiration in 2021. The carrying value of guarantees related to standby letters of credit are recorded in other liabilities and were immaterial at December 31, 2011 and 2010.

We monitor the creditworthiness of our members that have standby letters of credit. In addition, standby letters of credit are fully collateralized at the time of issuance. As a result, we have deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. We have entered into standby bond-purchase agreements with state housing authorities within our district whereby we agree to provide liquidity for a fee. If required, we will purchase and hold the state housing authority's bonds until the designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby bond purchase agreement. Each standby bond purchase agreement dictates the specific terms that would require us to purchase the bond. These standby bond purchase commitments have original expiration periods of up to 3 years, expiring no later than 2014, although some may be renewable at our option. We were not required to purchase any bonds under these agreements during the periods presented above.

Commitments to Fund or Purchase Mortgage Loans. We enter into commitments that unconditionally obligate us to fund or purchase mortgage loans. Commitments are for periods up to 67 days. Under the MPF Xtra product, we enter into delivery commitments to purchase MPF Xtra mortgage loans from the PFIs and simultaneously enter into delivery commitments to resell these loans to Fannie Mae. For derivative and hedging activities disclosure purposes, the delivery commitments issued by us and by Fannie Mae are considered separate and offsetting derivatives. The fair values of these derivatives are immaterial and are recorded as derivative assets and liabilities in our statements of condition. We also continue to issue immaterial amounts of delivery commitments for our portfolio under our traditional MPF Program to support our affordable housing initiatives.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Lease Commitments

We charged to operating expenses net rent expense of $1 million, $2 million and $7 million for the years ended December 31, 2011, 2010, and 2009.

Future operating and capital lease commitments at December 31, 2011, were as follows:

Year	Premises	Software and Equipment	Total
2012	$4	$7	$11
2013	6	7	13
2014	5	7	12
2015	3	2	5
2016	3	—	3
Thereafter	30	—	30
Total	$51	$23	$74

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on us.

Other Legal Proceedings

We may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in our ultimate liability in an amount that would have a material effect on our financial condition or results of operations.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 22 – Transactions with Members and Other FHLBs

Related Parties

We are a member-owned cooperative. We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock.

We conduct our advances business almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve on our Board of Directors. We extend credit to members whose officers or directors may serve as our directors on market terms that are no more favorable to them than the terms of comparable transactions with other members who are not considered related parties. In addition, we may purchase short-term investments, Federal Funds, and MBS from members (or affiliates of members). All investments are market rate transactions and all MBS are purchased through securities brokers or dealers. Derivative transactions with members and affiliates are executed at market rates.

Members

The table below summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated. Members represented in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership.

	December 31, 2011	December 31, 2010
Assets - Advances	$3,515	$629
Liabilities - Deposits	69	73
Equity - Capital stock	399	99

Other FHLBs

Material amounts of transactions with other FHLBs are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	March 16, 2012	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date:	March 16, 2012	(Principal Financial Officer and Principal Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President, Financial Information and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director's capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2011, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2012
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President, Financial Information and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2012
Roger D. Lundstrom

*/s/ Thomas L. Herlache	Chairman of the Board of Directors	March 16, 2012
Thomas L. Herlache

*/s/ Steven F. Rosenbaum	Vice Chairman of the Board of Directors	March 16, 2012
Steven F. Rosenbaum

*/s/ Diane M. Aigotti	Director	March 16, 2012
Diane M. Aigotti

*/s/ Owen E. Beacom	Director	March 16, 2012
Owen E. Beacom

*/s/ Edward P. Brady	Director	March 16, 2012
Edward P. Brady

S-1

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Signature	Title	Date

*/s/ Mary J. Cahillane	Director	March 16, 2012
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 16, 2012
Mark J. Eppli

*/s/ Thomas M. Goldstein	Director	March 16, 2012
Thomas M. Goldstein

*/s/ Arthur E. Greenbank	Director	March 16, 2012
Arthur E. Greenbank

*/s/ Roger L. Lehmann	Director	March 16, 2012
Roger L. Lehmann

*/s/ E. David Locke	Director	March 16, 2012
E. David Locke

*/s/ Leo J. Ries	Director	March 16, 2012
Leo J. Ries

*/s/ William W. Sennholz	Director	March 16, 2012
William W. Sennholz

*/s/ Michael G. Steelman	Director	March 16, 2012
Michael G. Steelman

*/s/ Gregory A. White	Director	March 16, 2012
Gregory A. White

* By: /s/ Peter E. Gutzmer		March 16, 2012
Peter E. Gutzmer, Attorney-in-fact

S-2