Form 10-Q
period 2012-03-31
Federal Home Loan Bank of Chicago
filed 2012-05-11
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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

There were 19,956,943 shares of registrant's capital stock outstanding as of April 30, 2012.

Federal Home Loan Bank of Chicago

PART I
Item 1.    Financial Statements (unaudited).
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$527	$1,002
Federal Funds sold	1,470	950
Securities purchased under agreements to resell	1,250	825
Investment securities -
Trading, $13 and $15 pledged	2,792	2,935
Available-for-sale, $5 and $14 pledged	23,916	24,316
Held-to-maturity, [a] $76 and $490 pledged	10,754	11,477
Total investment securities	37,462	38,728
Advances, $9 and $9 carried at fair value under fair value option	14,739	15,291
MPF Loans held in portfolio, net of allowance for credit losses of $(49) and ($45)	13,132	14,118
Accrued interest receivable	146	153
Derivative assets	49	40
Software and equipment, net of accumulated amortization/depreciation of $(146) and $(143)	37	38
Other assets	96	110
Total assets	$68,908	$71,255
Liabilities
Deposits - Interest bearing	$626	$535
- Non-interest bearing	105	113
Total deposits	731	648
Securities sold under agreements to repurchase	—	400
Consolidated obligations, net -
Discount notes, $9,268 and $11,466 carried at fair value under fair value option	22,424	25,404
Bonds, $3,132 and $2,631 carried at fair value under fair value option	41,048	39,880
Total consolidated obligations, net	63,472	65,284
Accrued interest payable	340	203
Mandatorily redeemable capital stock	14	4
Derivative liabilities	179	206
Affordable Housing Program assessment payable	70	61
Other liabilities	145	157
Subordinated notes	1,000	1,000
Total liabilities	65,951	67,963
Commitments and contingencies - Note 16
Capital
Class B-1 Capital stock - putable $100 par value - 1 million shares issued and outstanding at March 31, 2012	91
Class B-2 Capital stock - putable $100 par value - 18 million shares issued and outstanding at March 31, 2012	1,817
Total Capital stock - putable $100 par value - 19 million shares issued and outstanding at March 31, 2012 and 24 million shares issued and outstanding at December 31, 2011	1,908	2,402
Retained earnings - unrestricted	1,381	1,289
- restricted	55	32
Total retained earnings	1,436	1,321
Accumulated other comprehensive income (loss)	(387)	(431)
Total capital	2,957	3,292
Total liabilities and capital	$68,908	$71,255
a    Fair value of held-to-maturity securities: $11,456 and $12,131
The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2012	2011
Interest income	$525	$586
Interest expense	366	461
Net interest income before provision for credit losses	159	125
Provision for credit losses	6	6
Net interest income	153	119

Non-interest gain (loss) on -
Total other-than-temporary impairment	(2)	—
Non-credit portion reclassified (from) to accumulated other comprehensive income	1	(20)
Net other-than-temporary impairment charges, credit portion	(1)	(20)
Trading securities	(14)	(11)
Derivatives and hedging activities	11	(14)
Instruments held under fair value option	6	(5)
Other, net	4	3
Total non-interest gain (loss)	6	(47)

Non-interest expense -
Compensation and benefits	15	15
Other operating expenses	9	9
FHFA	2	4
Office of Finance	1	1
Other	3	7
Total non-interest expense	30	36

Income before assessments	129	36

Assessments -
Affordable Housing Program	13	3
Resolution Funding Corporation	—	7
Total assessments	13	10

Net income	$116	$26

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended
	March 31, 2012	March 31, 2011
Net Income	$116	$26
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities
Unrealized gains (losses)	(32)	(77)
Total net unrealized gain (loss) on available-for-sale securities	(32)	(77)
Net unrealized gain (loss) on held-to-maturity securities [a]
Reclassification to net income	1	1
Total net unrealized gain (loss) on held-to-maturity securities	1	1
Non-credit OTTI on available-for-sale securities
Net change in fair value	5	3
Reclassification of non-credit portion included in net income	—	5
Total non-credit OTTI on available-for-sale securities	5	8
Non-credit OTTI on held-to-maturity securities
Non-credit portion OTTI loss transferred from net income	(1)	—
Reclassification of non-credit portion included in net income	—	15
Accretion of non-credit portion to HTM asset	20	35
Total non-credit OTTI on held-to-maturity securities	19	50
Net unrealized gain (loss) on hedging activities
Unrealized gains (losses)	52	75
Reclassification of net realized (gains) losses to net income	(1)	(9)
Total net unrealized gain (loss) on hedging activities	51	66

Total other comprehensive income	44	48

Total comprehensive income	$160	$74

[a]	This item relates to the amortization of fair value adjustments from a 2007 transfer of available-for-sale securities to held-to-maturity securities at fair value.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable				Retained Earnings			Accumulated Other Comprehensive Income (Loss) (AOCI)	Total Capital
	Shares [a]		Par Value		Unrestricted	Restricted	Total
Balance, December 31, 2010	23		$2,333		$1,099	$—	$1,099	$(483)	$2,949
Comprehensive income					26	—	26	48	74
Reclassification of capital stock to mandatorily redeemable	—		(1)						(1)
Balance, March 31, 2011	23		$2,332		$1,125	$—	$1,125	$(435)	$3,022

Balance, December 31, 2011	24	[b]	$2,402	[b]	$1,289	$32	$1,321	$(431)	$3,292
Comprehensive income					93	23	116	44	160
Proceeds from issuance of capital stock	—		17						17
Repurchases of capital stock	(5)		(499)						(499)
Reclassification of capital stock to mandatorily redeemable	—		(12)						(12)
Cash dividends on capital stock					(1)	—	(1)		(1)
Balance, March 31, 2012	19		$1,908		$1,381	$55	$1,436	$(387)	$2,957

[a]	Excludes outstanding shares reclassified to mandatorily redeemable capital stock. See Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

[b]	On January 1, 2012 Capital Stock, shares and par value, were converted to B-1 and B-2 shares under our new Capital Plan. See Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Three months ended March 31,	2012	2011
Operating	Net cash provided by (used in) operating activities	$339	$237
Investing	Net change Federal Funds sold	(520)	(1,037)
	Net change securities purchased under agreements to resell	(425)	(200)
	Advances -
	Principal collected	31,206	24,874
	Issued	(30,668)	(23,908)
	MPF Loans held in portfolio-
	Principal collected	975	1,316
	Purchases	(13)	(9)
	Trading securities -
	Proceeds from maturities, sales, and paydowns	134	639
	Purchases	—	(1,572)
	Held-to-maturity securities [a]-
	Short-term held-to-maturity securities, net	278	467
	Proceeds from maturities	496	682
	Purchases	(11)	(583)
	Available-for-sale securities -
	Proceeds from maturities and sales	344	276
	Proceeds from sale of foreclosed assets	14	21
	Capital expenditures for software and equipment	(2)	—
	Net cash provided by (used in) investing activities	1,808	966
Financing	Net change deposits	83	(116)
	Maturities of securities sold under agreements to repurchase	(400)	—
	Net proceeds from issuance of consolidated obligations -
	Discount notes	102,532	325,596
	Bonds	10,961	5,803
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(105,514)	(321,333)
	Bonds	(9,779)	(10,111)
	Net proceeds (payments) on derivative contracts with financing element	(20)	(13)
	Proceeds from issuance of capital stock	17	—
	Repurchase or redemption of capital stock	(499)	—
	Redemption of mandatorily redeemable capital stock	(2)	—
	Cash dividends paid	(1)	—
	Net cash provided by (used in) financing activities	(2,622)	(174)
	Net increase (decrease) in cash and due from banks	(475)	1,029
	Cash and due from banks at beginning of year	1,002	282
	Cash and due from banks at end of period	$527	$1,311
Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$12	$1
	Transfer of MPF Loans to real estate owned	22	19

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

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires the extensive use of management's estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Certain amounts in the prior period have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K (2011 Form 10-K) filed with the SEC.

Our investments in variable interest entities (VIEs) include, but are not limited to, senior interests in private label mortgage-backed securities (MBS) and Federal Family Education Loan Program (FFELP) asset-backed securities (ABS). We have evaluated these VIEs for the periods presented, and determined that we are not required to apply consolidation accounting since we are not the primary beneficiary in any of these VIEs. Excluding contractually required amounts, we have not provided financial or other support (explicitly or implicitly) during the periods presented in our financial statements. Further, we do not intend to provide such support in the future. The carrying amounts and classification of the assets that relate to these VIEs are shown in investment securities in our statements of condition. We have no liabilities related to these VIEs. Our maximum loss exposure for our VIEs is limited to the carrying value.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Unless otherwise noted below, our Summary of Significant Accounting Policies can be found in our 2011 Form 10-K starting on page F-10. The following accounting policies have been revised or updated during 2012:

Changes in Accounting Policies

Comprehensive Income

In June of 2011, the FASB issued new guidance on the presentation of comprehensive income. We adopted this guidance January 1, 2012 on a retrospective basis with the exception of certain presentation guidance related to net income that was deferred by the FASB in December of 2011. We elected to present comprehensive income in two separate consecutive statements. The new guidance did not change the items that are currently reported in our other comprehensive income or when an item of other comprehensive income must be reclassified into net income. As a result, the effect of the new guidance on our financial statements was limited to how we present our financial statements.

Fair Value Measurement and Disclosures

In May of 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments serve to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, or change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments became effective on a prospective basis January 1, 2012. The new guidance did not have a material effect on our operating activities and financial statements at the time of adoption. Refer to Note 15 - Fair Value Accounting for the new disclosures.

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

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention
On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective the date of issuance. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBs, excluding investment securities. It also prescribes the timing of charge-offs on MPF Loans. We are currently seeking guidance with respect to several aspects of AB 2012-02. As a result, we have not yet determined the effect, if any, that this guidance will have on our financial condition, results of operations, or cash flows.

Disclosures about Offsetting Assets and Liabilities

In December of 2011, the FASB issued new disclosure requirements pertaining to offsetting (netting) of assets and liabilities to increase the comparability between the statement of financial position prepared under U.S. GAAP and the statement of financial position prepared under IFRS. Currently, offsetting requirements represent a significant difference between amounts presented in the statement of financial position of entities that prepare their statement of financial position pursuant to U.S. GAAP versus entities that prepare their statement of financial position pursuant to IFRS. We would be required to disclose both gross information and net information about both instruments and transactions eligible for offset in our statement of condition and instruments and transactions subject to an agreement such as a master netting arrangement. Similar agreements include (1) derivative clearing agreements, (2) global master repurchase agreements, and (3) global master securities lending agreements. Similar financial instruments include (1) derivatives, (2) sale and repurchase agreements and reverse sale and repurchase agreements, and (3) securities borrowing and securities lending arrangements. Our policy is to only offset derivative instruments in our statements of condition. We do not have other financial instruments within the scope of the new guidance that are subject to an enforceable master netting arrangement or similar agreement. The new guidance takes effect for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosure requirements would be applied retrospectively for all comparative periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2012	2011
Interest income -
Federal Funds sold	$1	$2
Securities purchased under agreements to resell	1	3
Investment securities -
Trading	17	14
Available-for-sale	165	165
Held-to-maturity	114	135
Total investment securities	296	314

Advances	48	68
Advance prepayment fees, net of fair value hedge adjustments of $(22) and $0	26	—
Total Advances	74	68

MPF Loans held in portfolio	155	201
Less: Credit enhancement fees	(2)	(2)
MPF Loans held in portfolio, net	153	199
Total interest income	525	586

Interest expense -
Securities sold under agreements to repurchase	—	4
Consolidated obligations -
Discount notes	76	98
Bonds	276	345
Total consolidated obligations	352	443

Subordinated notes	14	14
Total interest expense	366	461

Net interest income before provision for credit losses	159	125
Provision for credit losses	6	6
Net interest income	$153	$119

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

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS)

•	Government Sponsored Enterprises (GSE) residential consists of mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential consists of MBS issued by Ginnie Mae.

•	Private-label residential MBS

Pledged Collateral

We enter into bilateral collateral agreements and execute derivatives and other transactions with major banks and broker-dealers. As of March 31, 2012, we pledged investment securities as collateral under these agreements. See Note 9 - Derivatives and Hedging Activities.

Trading Securities

The following table presents the fair value of trading securities:

As of	March 31, 2012	December 31, 2011
U.S. Government & other government related	$2,612	$2,737
MBS:
GSE residential	177	195
Government-guaranteed residential	3	3
Total MBS	180	198
Total trading securities	$2,792	$2,935

At March 31, 2012, and 2011, we had net year-to-date unrealized gains (losses) of $(14) million and $(10) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Fair Value
As of March 31, 2012
U.S. Government & other government related	$906	$—	$55	$(2)	$959
FFELP ABS	7,559	—	397	(33)	7,923

MBS:
GSE residential	11,478	—	626	(113)	11,991
Government-guaranteed residential	2,824	—	153	—	2,977
Private-label residential	87	(20)	—	(1)	66
Total MBS	14,389	(20)	779	(114)	15,034
Total	$22,854	$(20)	$1,231	$(149)	$23,916

As of December 31, 2011
U.S. Government & other government related	$947	$—	$56	$(2)	$1,001
FFELP ABS	7,796	—	398	(35)	8,159

MBS:
GSE residential	11,565	—	658	(91)	12,132
Government-guaranteed residential	2,831	—	130	—	2,961
Private-label residential	90	(26)	—	(1)	63
Total MBS	14,486	(26)	788	(92)	15,156
Total	$23,229	$(26)	$1,242	$(129)	$24,316

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of March 31, 2012
U.S. Government & other government related	$2,283	$—	$2,283	$106	$—	$2,389
State or local housing agency	30	—	30	—	—	30

MBS:
GSE residential	5,402	—	5,402	405	—	5,807
Government-guaranteed residential	1,399	—	1,399	36	—	1,435
Private-label residential	2,087	(447)	1,640	177	(22)	1,795
Total MBS	8,888	(447)	8,441	618	(22)	9,037
Total	$11,201	$(447)	$10,754	$724	$(22)	$11,456

As of December 31, 2011
U.S. Government & other government related	$2,573	$—	$2,573	$104	$—	$2,677
State or local housing agency	27	—	27	—	—	27

MBS:
GSE residential	5,761	—	5,761	423	—	6,184
Government-guaranteed residential	1,414	—	1,414	34	—	1,448
Private-label residential	2,168	(466)	1,702	145	(52)	1,795
Total MBS	9,343	(466)	8,877	602	(52)	9,427
Total	$11,943	$(466)	$11,477	$706	$(52)	$12,131

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of March 31, 2012
U.S. Government & other government related	$125	$(2)	$—	$—		$125	$(2)
FFELP ABS	147	(2)	1,183	(31)		1,330	(33)

MBS:
GSE residential	4,020	(113)	—	—		4,020	(113)
Government-guaranteed residential	33	—	—	—		33	—
Private-label residential	—	—	66	(21)	[a]	66	(21)	[a]
Total MBS	4,053	(113)	66	(21)		4,119	(134)
Total available-for-sale securities	$4,325	$(117)	$1,249	$(52)		$5,574	$(169)

As of December 31, 2011
U.S. Government & other government related	$98	$(2)	$—	$—		$98	$(2)
FFELP ABS	223	(3)	1,203	(32)		1,426	(35)

MBS:
GSE residential	4,073	(91)	—	—		4,073	(91)
Government-guaranteed residential	33	—	80	—		113	—
Private-label residential	—	—	63	(27)	[a]	63	(27)	[a]
Total MBS	4,106	(91)	143	(27)		4,249	(118)
Total available-for-sale securities	$4,427	$(96)	$1,346	$(59)		$5,773	$(155)

[a]	Gross unrealized losses includes $33 million and $28 million of gross unrealized/unrecognized recoveries in fair value at March 31, 2012, and at December 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2012
U.S. Government & other government related	$17	$—	$—	$—	$17	$—

MBS:
GSE residential	—	—	37	—	37	—
Private-label residential	—	—	1,614	(469)	1,614	(469)
Total MBS	—	—	1,651	(469)	1,651	(469)
Total held-to-maturity securities	$17	$—	$1,651	$(469)	$1,668	$(469)

As of December 31, 2011
U.S. Government & other government related	$7	$—	$—	$—	$7	$—

MBS:
GSE residential	—	—	37	—	37	—
Private-label residential	—	—	1,653	(518)	1,653	(518)
Total MBS	—	—	1,690	(518)	1,690	(518)
Total held-to-maturity securities	$7	$—	$1,690	$(518)	$1,697	$(518)

Contractual Maturity Terms

The following table presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity. ABS and MBS were excluded from this table because the expected maturities may differ from contractual maturities as borrowers of the underlying loans have the right to prepay such loans.

	Available-for-Sale		Held-to-Maturity
As of March 31, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Year of Maturity -
Due in one year or less	$133	$133	$482	$492
Due after one year through five years	—	—	65	66
Due after five years through ten years	262	281	509	521
Due after ten years	511	545	1,257	1,340
Total	$906	$959	$2,313	$2,419

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

To assess whether the entire amortized cost bases of our private-label MBS will be recovered, we performed a cash flow analysis for each security where fair value was less than amortized cost basis as of the balance sheet date, except for an immaterial amount of certain private-label MBS for which underlying collateral data was not available. In performing the cash flow analysis for each of these securities, we used two models provided by independent third parties. For securities where underlying collateral data was not available, we used alternative procedures to assess for OTTI.

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

Our housing price forecast as of March 31, 2012 assumed current-to-trough home price declines ranging from 0.0% (for those housing markets that are believed to have reached their trough) to 8.0%. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3- to 9-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents the projected home price recovery by future month.

As of March 31, 2012	Recovery Range Annualized %
Months	Low	High
1-6	0.0%	2.8%
7-18	0.0%	3.0%
19-24	1.0%	4.0%
25-30	2.0%	4.0%
31-42	2.0%	5.0%
43-66	2.0%	6.0%
Thereafter	2.3%	5.6%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the inputs we used to measure the amount of the credit loss recognized in earnings for those securities in which OTTI was determined during the current period. The classification in this table (prime or subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the classification at the time of issuance.

		Prepayment Rates			Default Rates			Loss Severities			Credit Enhancement [a]
		%	Range %		%	Range %		%	Range %		%	Range %
As of March 31, 2012	Unpaid Principal Balance	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High

2006	$169	6.7	6.6	6.9	25.4	22.9	28.9	42.3	40.9	43.3	0.4	0.1	0.7
Total Prime	169	6.7	6.6	6.9	25.4	22.9	28.9	42.3	40.9	43.3	0.4	0.1	0.7

2006	16	2.5	2.5	2.5	74.8	74.8	74.8	70.7	70.7	70.7	15.4	15.4	15.4
2005	7	1.8	1.8	1.8	84.2	84.2	84.2	70.1	70.1	70.1	39.2	39.2	39.2
Total Subprime	23	2.3	1.8	2.5	77.9	74.8	84.2	70.5	70.1	70.7	23.2	15.4	39.2

Total	$192	6.2	1.8	6.9	31.8	22.9	84.2	45.7	40.9	70.7	3.2	0.1	39.2

[a]	A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

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

The following table presents the current outstanding balances on private-label MBS that were other-than-temporarily impaired at some point during the life of the securities. This table does not include HTM and AFS securities that are in an unrealized loss position, which have not had an OTTI charge during the life of the security.

As of March 31, 2012	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value
Private-label residential MBS:
Alt-A	$133	$85	$64	$64
Total OTTI AFS securities	$133	$85	$64	$64

Private-label residential MBS:
Prime	$1,530	$1,201	$884	$1,054
Subprime	883	581	451	447
Total OTTI HTM securities	$2,413	$1,782	$1,335	$1,501

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

We recognized OTTI as presented in the following table. Non-credit portion reclassified (from) to AOCI represents the net amount of impairment losses recognized in or reclassified (from) to AOCI.

	Total other-than-temporary impairment	Non-credit portion reclassified (from) to AOCI	Other-than-temporary impairment charges, credit portion
Three months ended March 31, 2012
Prime	$—	$—	$—
Alt-A	—	—	—
Subprime	(2)	1	(1)
Total OTTI	$(2)	$1	$(1)

Three months ended March 31, 2011
Prime	$—	$(7)	$(7)
Alt-A	—	(5)	(5)
Subprime	—	(8)	(8)
Total OTTI	$—	$(20)	$(20)

We recognized credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses are recognized in AOCI since we do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell any investment security before the recovery of its amortized cost basis. The non-credit loss in AOCI on HTM securities will be accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. See Statements of Comprehensive Income on page 5.

The following tables present the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

Three months ended March 31,	2012	2011
Beginning Balance	$712	$653

Additions:
Credit losses on securities for which OTTI was not previously recognized	—	—
Additional credit losses on securities for which an OTTI charge was previously recognized	1	20
Total OTTI credit losses recognized in the period	1	20

Reductions:
Securities sold, matured, paid down or prepaid over the period	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security	(1)	(1)
Ending Balance	$712	$672

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

The following table presents our advances by callable/putable features:

As of	March 31, 2012	December 31, 2011
Noncallable/nonputable	$11,212	11,456
Putable	2,539	2,828
Callable	801	806
Total par value	14,552	15,090
Hedging adjustments	162	189
Other adjustments	25	12
Total advances	$14,739	$15,291

The following table presents our advances by redemption terms:

As of March 31, 2012	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$4,782	1.12%		$5,582	$7,091
One to two years	1,317	2.22%		1,218	1,308
Two to three years	1,275	2.37%		1,274	1,267
Three to four years	1,266	2.73%		1,016	715
Four to five years	1,507	3.64%		1,307	956
More than five years	4,405	1.63%	[a]	4,155	3,215
Total par value	$14,552	1.88%		$14,552	$14,552

[a]	Weighted average interest rate is due to the inclusion of a significant variable-rate advance.

Advances Concentration

As of March 31, 2012, BMO Harris Bank N. A. had $2.4 billion, or 16%, of our total advances outstanding; no other members had advances exceeding 10%.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans

We developed the MPF Program to allow us to invest in mortgages to help fulfill our housing mission and provide an additional source of liquidity to our members. The MPF Program is a secondary mortgage market structure under which we acquired and funded eligible mortgage loans from or through PFIs, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (MPF Banks). MPF Loans are defined as conforming conventional and Government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in such mortgage loans.

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

As of	March 31, 2012	December 31, 2011
Medium term (15 years or less)	$3,459	$3,810
Long term (greater than 15 years)	9,539	10,155
Total unpaid principal balance	12,998	13,965
Net premiums, credit enhancement and deferred loan fees	50	53
Hedging adjustments	133	145
Total before allowance for credit losses	13,181	14,163
Allowance for credit losses	(49)	(45)
Total MPF Loans held in portfolio, net	$13,132	$14,118

Conventional	$10,559	$11,433
Government	2,439	2,532
Total unpaid principal balance	$12,998	$13,965

See Note 8 - Allowance for Credit Losses for information related to our credit risk on MPF Loans and allowance for credit losses methodology.

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

For detailed information on these methodologies and our accounting policies please see Note 9 - Allowance for Credit Losses in our 2011 Form 10-K.

Credit Products

At March 31, 2012, and December 31, 2011, we had no credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to our credit products during the periods then ended. Based upon the collateral we held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we do not believe that any credit losses have been incurred on our credit products; accordingly, we have not recorded any allowance for credit losses for our credit products. Additionally, no liability was recorded to reflect an allowance for credit losses for our credit products with off-balance sheet credit exposures.

Conventional MPF Loans
MPF Risk Sharing Structure

For a definition of MPF Risk Sharing Structure see page F-36 in our 2011 Form 10-K. We share the risk of credit losses on conventional MPF Loan products with our PFIs (excluding the MPF Xtra product) by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment (MC). We require that conventional MPF Loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in an AA rated mortgage backed security. As a part of our methodology to determine the amount of credit enhancement necessary, we analyze the risk characteristics of each MPF Loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). We use the model to evaluate loan data provided by the PFI as well as other relevant information.

The table below presents the impact of the MPF Risk Sharing Structure and severity rates on our allowance for credit losses. As of March 31, 2012, our Total Severity Rate for the MPF Risk Sharing Structure was 36.0%, which included a weighted average Credit Loss Severity Rate of 21.0% attributable to the MPF Loan pool and impaired collateral dependent MPF Loans. Comparable rates at December 31, 2011, were 35.0% and 19.3%. For detailed definitions of how Total Severity Rate and Credit Loss Severity Rate are calculated, see Loss Severity on page F-38 in our 2011 Form 10-K.

As of	March 31, 2012	December 31, 2011
Total losses outstanding	$95	$97
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(23)	(23)
Our share of total losses	72	74
Less: non-credit losses [a]	(30)	(34)
Credit losses	42	40
Plus: other estimated credit losses in the remaining portfolio	7	5
Allowance for credit losses on conventional MPF Loans	$49	$45

[a]	Non-credit losses represent period costs on Real Estate Owned (REO), for example, real estate taxes and maintenance costs.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the allowance for credit losses on MPF Loans and the recorded investment in MPF Loans by impairment methodology.

	March 31, 2012	March 31, 2011
For the three months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$45	$33
Losses charged to the allowance	(2)	(1)
Provision for credit losses	6	6
Balance, end of period	$49	$38

As of	March 31, 2012	December 31, 2011
Allowance assigned to conventional MPF Loans-
Specifically identified and individually evaluated for impairment	$26	$26
Homogeneous pools of loans and collectively evaluated for impairment	23	19
Total	$49	$45

Recorded Investment in Conventional MPF Loans-
Individually evaluated for impairment - with an allowance	$201	$204
Collectively evaluated for impairment	10,580	11,470
Total	$10,781	$11,674

Government MPF Loans Held for Portfolio

We invest in fixed-rate government MPF Loans which are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), and/or by the Department of Housing and Urban Development (HUD). The PFI provides and maintains insurance or a guaranty from these agencies. The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government MPF Loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicing PFIs. Therefore, we only have credit risk for these loans if the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of our servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of the periods presented. Further, due to the government guarantee or insurance, these loans are not placed on nonaccrual status.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

	March 31, 2012			December 31, 2011
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$214	$141	$355	$222	$161	$383
Past due 60-89 days	66	49	115	74	55	129
Past due 90 days or more	290	249	539	303	248	551
Total past due	570	439	1,009	599	464	1,063
Total current	10,211	2,027	12,238	11,075	2,097	13,172
Total (recorded investment)	$10,781	$2,466	$13,247	$11,674	$2,561	$14,235
In process of foreclosure [a]	$186	$67	$253	$193	$63	$256
Serious delinquency rate [b]	3.16%	10.45%	4.52%	2.62%	9.69%	3.89%
Past due 90 days or more still accruing interest [c]	$118	$249	$367	$128	$248	$376
On nonaccrual status	207	—	207	211	—	211

[a]	Includes MPF Loans where the decision of foreclosure or similar alternative such as deed-in-lieu has been reported.

[b]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total.

[c]
Consists of MPF Loans that are either government mortgage loans or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee of a financially responsible party) and in the process of collection.

Troubled Debt Restructurings

We consider a troubled debt restructuring to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties.  An MPF Loan involved in our troubled debt restructuring program is individually evaluated for impairment when determining its related allowance for credit losses.  Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates.

In the event a borrower qualifies for a troubled debt restructuring under our program, we typically modify the borrower's monthly payment for a period of up to 36 months to try to achieve a housing expense ratio of not more than 31 percent of their monthly qualifying income.   Any and all delinquent interest on the loan may be capitalized as long as the resulting principal balance does not exceed the original principal balance, otherwise all delinquent interest is written off.  Next, we re-amortize the new outstanding balance to reflect a principal and interest payment for a term not to exceed 40 years and attempt to achieve a housing expense ratio not to exceed 31%. This results in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted.  If the 31% ratio is still not met, we reduce the interest rate in 0.125% increments below the original note rate, to a floor rate of 3.00% for up to 36 months, in an effort to further reduce principal and interest payments, until the target 31 percent housing expense ratio is met.

The following table shows our recorded investment balance in troubled debt restructured loans:

	March 31, 2012			December 31, 2011
As of	Performing [a]	Nonperforming [b]	Total	Performing [a]	Nonperforming [b]	Total
Conventional MPF Loans	$9	$2	$11	$6	$3	$9

[a]	Includes modified loans that are accruing interest.

[b]	Includes all other modified loans, including those that are on nonaccrual status, in foreclosure, or in bankruptcy.

Our pre- and post- modification recorded investment in troubled debt restructurings on our conventional MPF Loans that occurred during the three months ended March 31, 2012, was $1 million. The pre- and post- modification represents the amount recorded in our statement of condition as of the date the troubled debt restructurings were consummated. Additionally, the pre- and post- modification amounts are the same as we did not record any write-offs either due to the forgiveness of principal or a direct write-off due to a confirmed loss. The amount of troubled debt restructurings within the previous 12 months that subsequently defaulted during the three months ended March 31, 2012, was $1 million.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either date.

	March 31, 2012			December 31, 2011
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans	$201	$199	$26	$204	$202	$26

The following table summarizes the average recorded investment in impaired MPF Loans and the related interest recognized:

	March 31, 2012		March 31, 2011
For the periods ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months	$202	$2	$120	$2

Real Estate Owned

We had $49 million and $46 million in REO recorded in other assets at March 31, 2012 and December 31, 2011.

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

These financing receivables are generally short-term and the recorded balance approximates fair value. Federal Funds are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All federal funds sold were repaid according to the contractual terms.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Polices in our 2011 Form 10-K for our accounting policies for derivatives.

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 15 - Fair Value Accounting for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Certain of our derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we would be required to deliver additional collateral on derivatives in net liability positions.

The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2012, was $1.3 billion for which we have posted in the normal course of business total collateral of $1.2 billion ($1.1 billion of cash collateral and $94 million of securities, of which none can be sold or repledged). If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $76 million of collateral at fair value to our derivatives counterparties at March 31, 2012.

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

	March 31, 2012			December 31, 2011
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$29,323	$173	$2,001	$28,240	$203	$2,099
Interest rate swaptions	425	28	—	370	32	—
Total	29,748	201	2,001	28,610	235	2,099
Derivatives not in hedge accounting relationships-
Interest rate swaps	35,965	879	673	38,159	927	785
Interest rate swaptions	7,665	162	—	4,820	179	—
Interest rate caps or floors	1,914	241	—	1,913	254	—
Mortgage delivery commitments	758	6	6	502	4	4
Total	46,302	1,288	679	45,394	1,364	789
Total before adjustments	$76,050	1,489	2,680	$74,004	1,599	2,888
Netting adjustments [a]		(1,368)	(1,368)		(1,461)	(1,461)
Exposure at fair value [b]		121	1,312		138	1,427
Cash collateral and related accrued interest		(72)	(1,133)		(98)	(1,221)
Derivative assets and liabilities		$49	$179		$40	$206

[a]	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions.

[b]	Includes net accrued interest receivable of $10 million as of March 31, 2012, and $13 million as of December 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

	Three months ended March 31,
For the periods ending	2012	2011
Fair value hedges -
Interest rate swaps	$4	$7
Other	1	(5)
Fair value hedges - ineffectiveness net gain (loss)	5	2
Cash flow hedges - ineffectiveness net gain (loss)	2	2
Economic hedges -
Interest rate swaps	(2)	20
Interest rate swaptions	—	(48)
Interest rate caps/floors	(13)	(24)
Interest rate futures/TBA	—	—
Net interest settlements	19	34
Economic hedges - net gain (loss)	4	(18)
Net gains (losses) on derivatives and hedging activities	$11	$(14)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Ineffectiveness Recognized in Derivatives and Hedging Activities	Effect of Derivatives on Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Three months ended March 31, 2012
Hedged item type -
Available-for-sale investments	$36	$(34)	$2	$(32)	$—
Advances	8	(5)	3	(24)	(23)
MPF Loans held for portfolio	(1)	2	1	(1)	(14)
Consolidated obligation bonds	(24)	23	(1)	38	(9)
Total	$19	$(14)	$5	$(19)	$(46)

Three months ended March 31, 2011
Hedged item type -
Available-for-sale investments	$15	$(15)	$—	$(32)	$—
Advances	43	(39)	4	(47)	(2)
MPF Loans held for portfolio	(1)	(4)	(5)	(3)	(14)
Consolidated obligation bonds	(23)	26	3	74	(9)
Total	$34	$(32)	$2	$(8)	$(25)

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

The following table presents by type of hedged item in cash-flow hedging relationships, the (losses) gains recognized in AOCI, the amounts reclassified from AOCI into income, and the effect of those hedging activities on our net gains (losses) on derivatives and hedging activities in the Statements of Income. See the Statements of Comprehensive Income on page 5 for more details on the effect of cash-flow hedges on AOCI.

	Effective Portion			Ineffective Portion
	Recognized in AOCI	Reclassified into Net Interest Income	Location of Gain (Loss) Reclassified	Recognized in Derivatives and Hedging Activities		Effect on Net Interest Income [a]
Three months ended March 31, 2012
Advances - interest rate floors	$—	$4	Interest income	$—	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(2)	Interest expense	—		—
interest rate swaps	52	(1)	Interest expense	2		(67)
Consolidated obligation bonds - interest rate swaps	—	(2)	Interest expense	—		—
Total	$52	$(1)		$2		$(67)

Three months ended March 31, 2011
Advances - interest rate floors	$—	$13	Interest income	$—		$—
Consolidated obligation discount notes - interest rate caps	—	(4)	Interest expense	—		—
interest rate swaps	75	(1)	Interest expense	2		(81)
Consolidated obligation bonds - interest rate swaps	—	(1)	Interest expense	—		—
Total	$75	$7		$2		$(81)

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

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. At March 31, 2012, the deferred net gains on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months are $7 million. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 8 years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

The par value of total outstanding consolidated obligation bonds and discount notes for all 12 of the FHLBs was $658 billion and $692 billion at March 31, 2012, and December 31, 2011.

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2012	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$8,267	3.08%	$23,283
One to two years	6,921	2.95%	6,586
Two to three years	6,338	3.24%	4,246
Three to four years	2,999	2.66%	1,554
Four to five years	6,248	2.48%	2,093
Thereafter	10,377	3.14%	3,388
Total par value	$41,150	2.98%	$41,150

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

	Carrying Value	Par Value	Weighted Average Interest Rate
As of March 31, 2012	$22,424	$22,428	0.05%
As of December 31, 2011	25,404	25,411	0.05%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2012	December 31, 2011
Noncallable	$24,434	$24,479
Callable	16,716	15,485
Total par value	41,150	39,964
Bond premiums (discounts), net	19	19
Hedging adjustments	(118)	(104)
Fair value option adjustments	(3)	1
Total consolidated obligation bonds	$41,048	$39,880

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Subordinated Notes

We have $1 billion of subordinated notes outstanding that mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any FHLBs other than us. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable. For further description of our subordinated notes see Note 15 - Subordinated Notes in our 2011 Form 10-K.

Prior to conversion to our new capital structure, we were allowed to include a percentage of the outstanding principal amount of the subordinated notes (the Designated Amount) in determining compliance with our regulatory capital and minimum regulatory leverage requirements, maximum permissible holdings of MBS and unsecured credit, subject to 20% annual phase-outs that commenced June 14, 2011. At December 31, 2011, the Designated Amount of subordinated notes was $800 million.
After converting our capital stock as of January 1, 2012, we no longer include the Designated Amount of subordinated notes in calculating our maximum permissible holdings of MBS and unsecured credit or in determining compliance with our minimum regulatory capital requirements now that we are subject to the post-conversion capital requirements discussed in Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

Note 12 - Regulatory Actions

On April 18, 2012, the FHFA terminated the Consent Order to Cease and Desist (the C&D Order) that we entered into with the Federal Housing Finance Board in October 2007. The C&D Order placed several requirements on us, including among other things, certain restrictions on the repurchase and redemption of capital stock, prior approval of dividend declarations and submission of a revised Capital Plan, as further described in Note 16 - Regulatory Actions in our 2011 Form 10-K.

In connection with operating the Bank after termination of the C&D Order, our Board of Directors adopted a resolution on March 30, 2012 which included the following:

•
As required by the FHFA in connection with the approval of our Capital Plan, we will continue to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets.

•
In addition to the requirements to declare and pay dividends in accordance with our Retained Earnings and Dividend Policy, dividends paid on either Class B-1 stock or Class B-2 stock in any given quarter must not exceed the average of three-month LIBOR for that quarter on an annualized basis. We may, with approval of the Board, request approval from the FHFA to pay dividends in excess of this limit in advance of a coming calendar year.

•
We must maintain retained earnings at a level equal to a “floor” amount, which is the greater of our retained earnings as of each immediately preceding year-end or $1.321 billion, and will not pay a dividend without prior written approval by the FHFA if the payment of such dividend would cause our retained earnings to be reduced below the “floor” amount. Our retained earnings at December 31, 2011 were $1.321 billion.

•
We will continue to execute and comply with our plan to repurchase excess capital stock of members over a period of time (Repurchase Plan) as approved by the FHFA in December 2011. Once the Repurchase Plan terminates, we will continue to repurchase excess capital stock held by members on a quarterly basis but only if we maintain compliance with the conditions set forth in the Repurchase Plan, as previously disclosed in Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) in our 2011 Form 10-K.

Our Board may not modify or terminate this resolution without written consent by the Director of the FHFA.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS)

Capital Rules

For capital rules that were in effect prior to our conversion to our new Capital Plan on January 1, 2012, see Capital Rules prior to Conversion to New Capital Structure on page F-53 in our 2011 Form 10-K.

Under the new Capital Plan, which became effective January 1, 2012, our stock consists of two sub-classes of stock, Class B-1 stock and Class B-2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions.

Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement, as further discussed in Capital Rules after Conversion to New Capital Structure on page F-53 in our 2011 Form 10-K. Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement will apply on a continuing basis.

We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum investment requirement and we remain in compliance with our regulatory capital requirements. As of April 18, 2012, we are no longer required to obtain FHFA approval for such redemptions and repurchases. However, the Board of Directors has adopted a resolution which may not be amended without FHFA consent governing our repurchases of excess stock. Pursuant to that resolution, we are required to continue making quarterly repurchases of excess capital stock from members on a pro rata basis, subject to satisfaction of certain conditions. For as long as we continue to make such quarterly repurchases, we anticipate that individual members' requests for repurchase of excess Class B-2 Stock will not be fulfilled. Upon request we will continue to repurchase excess Class B-1 Stock that is in excess of a member's capital stock “floor.” See Note 12 - Regulatory Actions.

On February 15, 2012, we repurchased excess capital stock of $499 million, which was 47% of outstanding excess capital stock on that date, in accordance with our Repurchase Plan as discussed in Repurchase of Excess Capital Stock on page F-56 in our 2011 10-K. At March 31, 2012, we had excess capital stock of $588 million.

On April 16, 2012, following our assessment that we met the criteria for repurchase outlined in the Repurchase Plan based on the financial results for the first quarter of 2012, we notified members of a second repurchase opportunity and the process for requesting repurchase. In accordance with that process, we announced that we would repurchase excess capital stock on May 15, 2012, of $150 million.

Minimum Capital Requirements

After we implemented our new Capital Plan on January 1, 2012, we are required by regulation to maintain:

•
permanent capital equal to the sum of our (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement, all of which are calculated in accordance with rules and regulations of the FHFA. Permanent capital includes our retained earnings plus the amount paid in for our Class B stock, including Class B stock classified as mandatorily redeemable.

•	a minimum ratio of total regulatory capital (which includes permanent capital plus any allowance for general losses) to total assets of 4.0%;

•	a minimum ratio of leverage capital (which includes permanent capital multiplied by 1.5 plus any general allowance for losses) to total assets of 5.0%; and

For further discussion of these minimum capital requirements, see Minimum Capital Requirements after Conversion to New Capital Structure on page F-54 of our 2011 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table details our minimum capital requirements at March 31, 2012, under our new Capital Plan:

	March 31, 2012
	Required	Actual
Risk-based capital	$1,629	$3,358
Capital-to-assets ratio (regulatory)	4.00%	4.87%
Regulatory capital	$2,756	$3,358
Leverage capital-to-assets ratio (regulatory)	5.00%	7.31%
Leverage capital	$3,445	$5,037

Detailed components of our Risk-Based Capital were as follows:

March 31, 2012
Credit risk	$1,231
Market risk	22
Operations risk	376
Total risk-based capital requirement	$1,629
Actual permanent capital	$3,358

In addition, under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

As of March 31, 2012, BMO Harris Bank N. A. had $274 million, or 14%, of our total capital stock outstanding. No other members had capital stock exceeding 10%.

At December 31, 2011, prior to conversion to our new Capital Plan, we were subject to a minimum regulatory leverage limit as further discussed in Minimum Capital Requirements prior to Conversion to New Capital Structure on page F-54 in our 2011 Form 10-K. The following table summarizes our regulatory capital requirements as a percentage of total assets at December 31, 2011, before the conversion to our new Capital Plan.

		Regulatory Capital plus Designated Amount of Subordinated Notes
		Requirement in Effect		Actual
	Non-Mortgage Assets	Ratio	Amount	Ratio	Amount
December 31, 2011	19.19%	4.76%	$3,392	6.35%	$4,527

Mandatorily Redeemable Capital Stock

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS), a liability on our statements of condition, when a member requests redemption of its capital stock or when we determine that we will repurchase a member's stock, as further described in Mandatorily Redeemable Capital Stock on page F-55 in our 2011 Form 10-K. As of April 18, 2012, we are no longer required to obtain FHFA approval for such redemptions and repurchases, as further discussed in
Note 12 - Regulatory Actions.

The following table shows a reconciliation of the dollar amounts in MRCS, along with the number of current and former members owning the related capital stock at period end:

March 31, 2012	Dollar Amount
MRCS at beginning of year	$4
Capital stock reclassified to MRCS	12
Redemption of MRCS	(2)
MRCS at end of period [a]	$14
Number of stockholders holding MRCS at period end	8

[a]	All MRCS outstanding at the end of the period are redeemable in five years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the gains (losses) in AOCI for the periods indicated:

	Net Unrealized on AFS	Noncredit OTTI on AFS	Net Unrealized on HTM	Noncredit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
Balance, December 31, 2010	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)
Net change in the period	(77)	8	1	50	66	—	48

Balance, March 31, 2011	$671	$(26)	$(7)	$(580)	$(495)	$2	$(435)

Balance, December 31, 2011	$1,113	$(26)	$(5)	$(466)	$(1,049)	$2	$(431)
Net change in the period	(32)	5	1	19	51	—	44

Balance, March 31, 2012	$1,081	$(21)	$(4)	$(447)	$(998)	$2	$(387)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15- Fair Value Accounting

Fair Value Measurement
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

Fair Value Hierarchy
The fair value hierarchy is used to prioritize the fair value valuation techniques as well as the inputs used to measure fair value for assets and liabilities carried at fair value on the statements of condition. The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.
Outlined below is the application of the fair value hierarchy to our financial assets and financial liabilities that are carried at fair value or disclosed in the notes to the financial statements.
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we can access at the measurement date.
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following:

a. Quoted prices for similar assets or liabilities in active markets
b. Quoted prices for identical or similar assets or liabilities in markets that are not active
c. Inputs other than quoted prices that are observable for the asset or liability, for example:
1. Interest rates and yield curves observable at commonly quoted intervals
2. Implied volatilities
3. Credit spreads
d. Market-corroborated inputs.

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the assumptions that market participants would use when pricing the asset or liability, including assumptions about risk.

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no such transfers for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables are a summary of fair value estimates and for the current period table the related level in the fair value hierarchy for financial instruments. It excludes non-financial items, for example, real estate owned. The carrying amounts in the following tables are recorded in the statements of condition under the indicated captions. These tables do not represent an estimate of the overall market value of us as a going concern; as it does not take into account future business opportunities and future net profitability of assets and liabilities.

March 31, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral [a]
Financial Assets
Cash and due from banks	$527	$527	$527	$—	$—	$—
Federal Funds sold	1,470	1,470	—	1,470	—	—
Securities purchased under agreements to resell	1,250	1,250	—	1,250	—	—
Trading securities	2,792	2,792	—	2,792	—	—
Available-for-sale securities	23,916	23,916	—	23,850	66	—
Held-to-maturity securities	10,754	11,456	—	9,661	1,795	—
Advances	14,739	15,055	—	15,055	—	—
MPF Loans held in portfolio, net	13,132	14,132	—	13,944	188	—
Accrued interest receivable	146	146	—	146	—	—
Derivative assets	49	49	—	1,457	32	(1,440)

Financial Liabilities
Deposits	$731	$731	$—	$731	$—	$—
Securities sold under agreements to repurchase	—	—	—	—	—	—
Consolidated obligations -		—
Discount notes	22,424	22,423	—	22,423	—	—
Bonds	41,048	43,096	—	43,014	82	—
Accrued interest payable	340	340	—	340	—	—
Mandatorily redeemable capital stock	14	14	14	—	—	—
Derivative liabilities	179	179	—	2,680	—	(2,501)
Subordinated notes	1,000	1,131	—	1,131	—	—

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

	December 31, 2011
	Carrying Value	Fair Value
Financial Assets
Cash and due from banks	$1,002	$1,002
Federal Funds sold	950	950
Securities purchased under agreements to resell	825	825
Trading securities	2,935	2,935
Available-for-sale securities	24,316	24,316
Held-to-maturity securities	11,477	12,131
Advances	15,291	15,663
MPF Loans held in portfolio, net	14,118	15,177
Accrued interest receivable	153	153
Derivative assets	40	40

Financial Liabilities
Deposits	$648	$648
Securities sold under agreements to repurchase	400	400
Consolidated obligations -
Discount notes	25,404	25,404
Bonds	39,880	42,163
Accrued interest payable	203	203
Mandatorily redeemable capital stock	4	4
Derivative liabilities	206	206
Subordinated notes	1,000	1,127

Valuation Techniques and Significant Inputs

A description of the valuation techniques and significant inputs is disclosed in Note 20 - Fair Value Accounting in our 2011 Form 10-K. There have been no significant changes in our valuation techniques since then. Our significant inputs are disclosed below.

Investment securities—non-MBS and certain MBS. We use either prices received from third party pricing vendors to determine the fair value, or we use an income approach based on a market-observable interest rate curve adjusted for a spread. The table below provides the investment securities in which fair value is provided to us by third party pricing services.

As of March 31, 2012	Portfolios	Fair Value of Securities		Fair Value Hierarchy
U.S. Government & other government related	Trading and AFS	$3,571		2
FFELP ABS	AFS [a]	6,809		2

MBS:
Government-guaranteed residential	Trading and AFS	2,952	[b]	2
GSE residential	Trading and AFS	12,168		2
Private-label residential	AFS	66		3
Non-recurring OTTI securities	HTM	6		3

[a]	As discussed further below, we value certain FFELP ABS using an internal valuation model.

[b]	Does not include $28 million fair value of securities using alternative methodologies.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The significant unobservable inputs used by third party pricing services in the fair value measurement of our private-label MBS are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

We use a hybrid approach to measure the fair value of our FFELP ABS. We either use the fair value provided by one third party pricing service or we use our internal model price. The following table presents the significant inputs for FFELP ABS valued using an internal pricing model that is carried at Level 2 within the fair value hierarchy:

			Spread (Basis Points)
As of March 31, 2012	Portfolio(s)	Significant Input Curve	High	Low	Fair Value
FFELP ABS	AFS	LIBOR Swap	66	66	$1,114

Advances and consolidated obligations. The following table shows the applicable curve and spread in basis points for certain of our advances and consolidated obligations that are carried at fair value on our statements of condition. Our advances are valued based on a spread to our consolidated obligation (CO) curve:

		Spread (Basis Points)
As of March 31, 2012	Significant Inputs Curve	High	Low	Fair Value
Advances	CO	20.00	20.00	$9
Callable consolidated obligation bonds	LIBOR Swap	(16.76)	(18.15)	2,232
Non-callable consolidated obligation bonds	CO	—	—	900

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition:

As of March 31, 2012	Level 1	Level 2	Level 3		Netting Adjustment [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$2,612	$—		$—	$2,612
GSE residential MBS	—	177	—		—	177
Governmental-guaranteed residential MBS	—	3	—		—	3
Total Trading Securities	—	2,792	—		—	2,792
AFS securities:
U.S. Government & other government related	—	959	—		—	959
FFELP ABS	—	7,923	—		—	7,923
GSE residential MBS	—	11,991	—		—	11,991
Government-guaranteed residential MBS	—	2,977	—		—	2,977
Private-label residential MBS	—	—	66		—	66
Total AFS Securities	—	23,850	66		—	23,916
Advances	—	9	—		—	9
Derivative assets	—	1,457	32		(1,440)	49
Total assets at fair value	$—	$28,108	$98		$(1,440)	$26,766
Level 3 as a percent of total assets at fair value			0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(9,268)	$—		$—	$(9,268)
Consolidated obligation bonds	—	(3,132)	(82)	[b]	—	(3,214)
Derivative liabilities	—	(2,680)	—		2,501	(179)
Total liabilities at fair value	$—	$(15,080)	$(82)		$2,501	$(12,661)
Level 3 as a percent of total liabilities at fair value			0.6%

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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2011	$63	$37	$(87)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	(5)	5
Included in net change in fair value on OTTI available-for-sale securities included in other comprehensive income	5	—	—
Paydowns and settlements	(2)	—	—
At March 31, 2012	$66	$32	$(82)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$(5)	$5

At December 31, 2010	$76	$29	$(78)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	(4)	5
Included in net change in fair value on OTTI available-for-sale securities included in other comprehensive income	3	—	—
Paydowns and settlements	(4)	—	—
At March 31, 2011	$75	$25	$(73)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$(4)	$5

Assets Measured at Fair Value on a Nonrecurring Basis

We measure certain assets at fair value on a nonrecurring basis. These assets are subject to fair value adjustments in certain circumstances (for example, in the case of MBS when there is evidence of OTTI). In the case of impaired MPF Loans or REO, if a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs. Significant increases (decreases) in the loss severity rate input in isolation may result in a significantly lower (higher) fair value measurement. The loss severity rate was 21% as of March 31, 2012.

The following table presents assets which were recorded at fair value as of the dates shown as the result of a nonrecurring change in fair value having been recorded in the quarter then ended.

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Held-to-maturity - Private-label residential MBS	$—	$—	$6	$—	$—	$9
Impaired MPF Loans	—	—	188	—	—	193
Real estate owned	—	—	22	—	—	16
Total non-recurring assets	$—	$—	$216	$—	$—	$218

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

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	March 31, 2012			March 31, 2011
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$9	$(2,631)	$(11,466)	$4	$(9,425)	$(4,864)
New transactions elected for fair value option	—	(2,325)	—	2	(859)	—
Maturities and extinguishments	—	1,820	2,200	—	4,814	2,366
Net gain (loss) on instruments held at fair value	—	4	2	—	(5)	—
Change in accrued interest and other	—	—	(4)	—	(4)	(3)
Balance end of period	$9	$(3,132)	$(9,268)	$6	$(5,479)	$(2,501)
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
The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due or on nonaccrual status.

	March 31, 2012			December 31, 2011
As of	Unpaid Principal Balance	Fair Value	FV Over (Under) UPB	Unpaid Principal Balance	Fair Value	FV Over (Under) UPB
Advances	$9	$9	$—	$9	$9	$—
Consolidated obligation bonds	(3,135)	(3,132)	(3)	(11,465)	(11,466)	1
Consolidated obligation discount notes	(9,268)	(9,268)	—	(2,630)	(2,631)	1

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 16 – Commitments and Contingencies

The following table shows our commitments outstanding but not yet incurred or recorded in our statements of condition.

As of	March 31, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$1,634	$—	$1,634	$150	$—	$150
Member standby letters of credit	268	282	550	296	273	569
Housing authority standby bond purchase agreements	39	428	467	44	282	326
MPF Xtra mortgage purchase commitments with concurrent commitment to resell to Fannie Mae	377	—	377	250	—	250
MPF Loan mortgage purchase commitments for portfolio	3	—	3	1	—	1
Advance commitments	131	—	131	—	—	—
Total	$2,452	$710	$3,162	$741	$555	$1,296

Note 17 – Transactions with Members and Other FHLBs

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

	March 31, 2012	December 31, 2011
Assets - Advances	$2,508	$3,515
Liabilities - Deposits	96	69
Equity - Capital Stock	291	399

Other FHLBs

Material amounts of transactions with other FHLBs are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of and for the three months ended	March 31, 2012	December 31, 2011		September 30, 2011	June 30, 2011	March 31, 2011
Selected statements of condition data
Total investments [a]	$40,182	$40,503		$43,142	$40,560	$47,494
Advances	14,739	15,291		14,294	17,315	17,893
MPF Loans held in portfolio	13,181	14,163		15,246	16,114	16,998
Allowance for credit losses	(49)	(45)		(41)	(39)	(38)
Total assets	68,908	71,255		73,251	77,078	84,011
Consolidated obligations-
Discount notes	22,424	25,404		19,830	16,619	22,685
Bonds	41,048	39,880		45,880	52,535	53,534
Total consolidated obligations, net	63,472	65,284		65,710	69,154	76,219
Mandatorily redeemable capital stock	14	4		530	533	531
Capital stock	1,908	2,402		2,390	2,352	2,332
Total retained earnings	1,436	1,321		1,305	1,165	1,125
Accumulated other comprehensive income (loss)	(387)	(431)		(373)	(296)	(435)
Total capital	2,957	3,292		3,322	3,221	3,022
Other selected data at period end
MPF Xtra loan volume funded	$1,170	$1,281		$768	$336	$433
MPF Xtra loans outstanding [b]	$7,863	$7,234		$6,652	$6,083	$5,877
Regulatory capital to assets ratio [c]	4.87%	6.35%		6.86%	6.29%	5.94%
Market value of equity to book value of equity	94%	90%		92%	95%	92%
All FHLBs consolidated obligations outstanding (par)	$658,015	$691,868		$696,606	$727,475	$765,980
Number of members	767	767		766	764	761
Total employees (full and part time)	301	296		300	304	304
Total investments as a percent of total assets	58%	57%		59%	53%	57%
Advances as a percent of total assets	21%	21%		20%	22%	21%
MPF Loans as a percent of total assets	19%	20%		21%	21%	20%
Selected statements of income data
Net interest income before provision for credit losses	$159	$148		$134	$130	$125
Provision for credit losses	6	7		3	3	6
OTTI (loss), credit portion	(1)	(11)		(14)	(23)	(20)
Other non-interest gain (loss) excluding OTTI	7	(23)		75	(20)	(27)
Non-interest expense	30	83	[e]	36	29	36
Net income	116	16		141	41	26
Cash dividends	1	*		1	1	*
Selected annualized ratios and data
Return on average assets	0.66%	0.09%		0.75%	0.20%	0.12%
Return on average equity	15.93%	2.07%		17.45%	5.20%	3.54%
Average equity to average assets	4.11%	4.21%		4.31%	3.90%	3.38%
Non-interest expense to average assets	0.17%	0.45%	[e]	0.19%	0.14%	0.17%
Net yield on interest-earning assets	0.91%	0.82%		0.73%	0.65%	0.58%
Return on average Regulatory Capital spread to three month LIBOR index	12.63%	1.10%		13.28%	3.76%	7.67%
Dividend payout ratio [d]	0.52%	3.56%		0.41%	1.43%	2.22%

*	Less than $1 million

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF Xtra outstanding loans are not held on our Statement of Condition. MPF Xtra loans purchased from PFIs are concurrently sold to Fannie Mae. See MPF Program Design beginning on page 10 in our 2011 Form 10-K.

[c]
Effective January 1, 2012, we implemented a new Capital Plan that resulted in a change to the calculation of our regulatory capital to assets ratio. See Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q.

[d]	The dividend payout ratio in this table equals the dividends declared in the period divided by net income for that period.

[e]	December 31, 2011, non-interest expense included an additional $50 million charge for AHP. See Note 13 - Affordable Housing Program (AHP) to the financial statements in our 2011 Form 10-K.

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

•	the effect of the resolution by our Board of Directors impacting the level of our dividends and retained earnings;

•	changes in the demand by our members for advances, including the impact of the availability of other sources of funding for our members, such as deposits;

•	limits on our investments in long-term assets;

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

•	changes in the value of and risks associated with our investments in mortgage loans, mortgage-backed securities, and FFELP ABS and the related credit enhancement protections;

•	changes in our ability or intent to hold mortgage-backed securities to maturity;

•	changes in mortgage interest rates and prepayment speeds on mortgage assets;

•
membership changes, including the withdrawal of members due to restrictions on our dividends and redemptions or repurchase of our capital stock or the loss of members through mergers and consolidations; changes in the financial health of our members, including the resolution of some members; risks related to expanding our membership to include more institutions with regulators and resolution processes with which we have less experience;

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

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations and proposals and legislation related to housing finance and GSE reform; changes by our regulator and changes in the FHLB Act or applicable regulations as a result of the

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator; the potential designation of the Bank as a nonbank financial company for supervision by the Federal Reserve;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2011 Form 10-K on page 24.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Executive Summary

We reported net income of $116 million for the first quarter of 2012. While our restructured balance sheet continues to generate strong net interest margin, our results for the first quarter were substantially increased by much lower-than-anticipated hedging expenses and relatively high prepayment fees. The prepayment fees were generated, in large part, by members taking advantage of the low-rate environment by electing to prepay outstanding advances and replace them with new advances in order to reduce their future net interest expense.

Over the past four years, we have built a strong base of $1.4 billion of retained earnings while remediating significant financial and regulatory issues. We are also in the process of enhancing our value to our members by building our member-focused businesses. Now that we have resumed dividend payments and stock redemptions and repurchases, and the C&D Order has been terminated, we are investing in the strategic initiatives that we believe will contribute to our future success.

First Quarter 2012 Financial Highlights

•
We recorded net income of $116 million for the first quarter of 2012, substantially more than net income of $26 million in the first quarter of 2011, due to the combination of a strong base of net interest income, the market-driven impact on our hedging costs, and relatively high prepayment fees. Net interest income of $153 million was 29% higher than net interest income of $119 million in the first quarter of last year. Positive contributions to net income in the first quarter of 2012 included $26 million in prepayment fees, net of fair value hedge adjustments, and net gains on hedging activities of $17 million (compared to losses of $19 million in the first quarter of 2011), resulting from the lower-rate and less-volatile market. Other-than-temporary impairment (OTTI) credit loss on our private-label MBS portfolio was $1 million for the quarter, compared to $20 million in the first quarter last year. While we continue to generate sound net interest income, we cannot predict the impact on future earnings of prepayment fees, hedging activities, or future OTTI credit losses.

•
Advances outstanding at March 31, 2012, were $14.7 billion, 4% lower than the year-end level of $15.3 billion. While advances overall were down from the previous quarter, we have seen some intra-quarter fluctuations over the past six to nine months, as well as some growth in specific sectors. We are talking to members - including those with significant liquidity on their balance sheets - about how advances can benefit their long-term earnings and interest rate risk management goals, even in this extraordinary low-rate environment.

•
MPF Loans held in portfolio declined $1.0 billion (7%) over the quarter to $13.1 billion. We increased our allowance for loan loss from $45 million to $49 million consistent with the increase in our nonperforming and impaired MPF Loan amounts. The MPF Program continues to help members gain access to the secondary mortgage market. MPF Xtra loan volume was $683 million from our PFIs and $1.2 billion for the program overall during the quarter. In addition, some members are selling loans through our conventional risk-sharing MPF products, which are held in portfolio at another home loan bank. Approximately $54 million of loans from our PFIs were placed in portfolio at another home loan bank during the first quarter of 2012. Although we are not purchasing material amounts of loans for our own balance sheet, $13 million during the first quarter of 2012, we earn fees on total loans funded through the MPF

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Program. During the first quarter of 2012, approximately $1.6 billion of loans were funded through PFIs System-wide through conventional risk-sharing MPF products. We continue to research solutions that could result in more risk-sharing products for our PFIs to be held by third-party investors, including private firms.

•
Total investment securities decreased $1.3 billion (3%) to $37.5 billion, as investments matured and paid down. Total assets fell $2.4 billion (3%) to $68.9 billion. We anticipate that the overall size of the Bank will continue to fall as MPF Loans pay down, investment securities mature, and we continue to repurchase members' excess capital stock.

•
As a result of our net income, our retained earnings grew $115 million to $1.4 billion. Our strong earnings over the past two years have built our retained earnings, providing better protection for member capital and facilitating $1.2 billion in capital stock repurchases and redemptions since late 2011. For further discussion of our plan to repurchase $150 million in excess capital stock on May 15, 2012, see Capital Resources on page 55.

•	We are in compliance with all of our regulatory capital requirements.

Summary and Outlook

We have positioned the Bank to continue to add value to our members. In order to increase use of the Bank by our members, we are enhancing our products and services so that all of our members can maximize the value of their memberships. We are focused on helping members make doing business with us core to their business by becoming an integral component of their short-term liquidity and long-term funding strategies. In order to do so, we must also:

Continue to generate consistent, profitable results while extending the benefits of our funding advantage to members while paying a reasonable dividend;

•	Make it easier to transact business with us;

•	Maximize member borrowing capacity through analysis of collateral values;

•	Expand the product options of and member participation in the MPF Program; and

•	Integrate our community investment programs with our members' social investment goals.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Net Interest Income

Net interest income equals the difference between interest income that we receive on our interest earning assets and the interest expense we pay on interest bearing liabilities, after accounting for the following in accordance with GAAP:

•	Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;

•	Amortization of premiums;

•	Accretion of discounts;

•	Amortization of hedge adjustments;

•	Advance prepayment fees; and

•	MPF credit enhancement fees.

Certain components of net interest income before the provision for credit losses are presented in the table below. The calculation of these components includes the following considerations:

•	Average daily balances are computed using historical amortized cost balances except for items carried at fair value which include changes in fair value.

•
Nonaccrual MPF Loans held in portfolio are included in average daily balances used to determine the effective yield/rate. Interest income on MPF Loans includes amortization as detailed in MPF Loans Held in Portfolio, net on page 52.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

The table below also presents the increase or decrease in interest income and expense due to volume or rate variances. Any material change due to the combined volume/rate variance has been allocated pro ratably to volume and rate.

	March 31, 2012				March 31, 2011				Increase (decrease) in net interest due to
For the three months ended	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest		Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold and securities purchased under agreements to resell	$4,559	$2		0.18%	$11,708	$5		0.17%	$(3)	$—	$(3)
Investment securities	36,934	296		3.21%	39,108	314		3.21%	(17)	(1)	(18)
Advances	14,963	74		1.98%	17,918	68		1.52%	(11)	17	6
MPF Loans held in portfolio	13,350	153		4.58%	17,171	199		4.64%	(44)	(2)	(46)
Total Interest Income on Assets	69,806	525		3.01%	85,905	586		2.73%	(75)	14	(61)
Deposits	715	—	*	—%	798	—	*	—%	—	—	—
Securities sold under agreements to repurchase	121	—	*	—%	1,200	4		1.33%	(4)	—	(4)
Consolidated obligation discount notes	26,581	76		1.14%	24,607	98		1.59%	8	(30)	(22)
Consolidated obligation bonds	38,769	276		2.85%	55,393	345		2.49%	(103)	34	(69)
Mandatorily redeemable capital stock	4	—	*	—%	536	—	*	—%	—	—	—
Subordinated notes	1,000	14		5.60%	1,000	14		5.60%	—	—	—
Total Interest Expense on Liabilities	67,190	366		2.18%	83,534	461		2.21%	(99)	4	(95)
Net yield on interest-earning assets	$69,806	$159		0.91%	$85,905	$125		0.58%	$24	$10	$34

*	Less than $1 million.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income changed mainly due to the following:

•
Interest income from advances increased slightly despite the decline in average outstanding balances as we recognized increased prepayment fee activity during the first quarter of 2012 compared to the first quarter of 2011. Though certain members elected to prepay their current advances and replace them with longer-dated, lower rate advances to take advantage of the low advance rates being offered, we did experience a continued overall reduction in demand for advances by members across our district. Included in advance interest income was prepayment fee income of $26 million, which was net of $22 million of previously deferred hedge adjustment losses that were realized as the advances prepaid. There were no material prepayments in the first quarter of 2011. See Advances on page 52 for details.

•
Interest income from MPF Loans continued to decline along with MPF Loans outstanding as a result of our ongoing strategy to not add MPF Loans to our balance sheet. Yields on MPF Loans did not change significantly.

•
The decline in interest income was more than offset by the reduction in interest expense on our consolidated obligations. This reduction results in part from calling certain higher priced debt, which was possible due in part to our reduced funding needs for advances and MPF Loans. We also changed the composition of our debt to place greater reliance on shorter term discount notes with lower interest rates than longer term bonds. Also, certain higher cost debt and securities sold under agreements to repurchase matured in the current quarter.

Net interest income also changed as a result of fair value and cash flow hedging activity. Specifically, the low interest rate environment resulted in negative net interest settlements attributable to open derivative hedging activity. The amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. See Note 9 - Derivatives and Hedging Activities to the financial statements for further details.

Non-Interest Gain (Loss)

	Three months
For the period ending March 31,	2012	2011
OTTI impairment charges, credit portion	$(1)	$(20)
Trading securities	(14)	(11)
Derivatives and hedging activities	11	(14)
Instruments held at fair value option	6	(5)
Other, net -
MPF Xtra and other MPF administration fees	2	2
All other	2	1
Total non-interest gain (loss)	$6	$(47)

Items with significant amounts or changes in amounts from prior period are discussed as follows:

OTTI impairment charges, credit portion

We recorded credit-related impairment charges on one newly impaired security in the first quarter of 2012, in addition to additional impairments on securities impaired in prior periods. The amount of impairment charges declined as the economic conditions and significant inputs on our securities were relatively consistent from the fourth quarter of 2011. Although we actively monitor the credit quality of our MBS, it is not possible to predict whether we will have additional OTTI charges in the future because that will depend on many factors, including economic, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities. Further, increases in the time period for processing foreclosures and foreclosure delays by several major mortgage servicers may result in loss severities beyond current expectations. See Note 5 - Investment Securities to the financial statements for further details on our OTTI, including the significant inputs used to model our impairment calculations.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Trading Securities

Increased losses on trading securities in 2012 resulted mainly from recognizing acquisition premiums as part of the change in fair value attributable to certain trading securities acquired primarily during the latter three quarters of 2011. As these trading securities continue to pay down or approach par value as they mature over time, the related premiums will continue to be recognized as losses as part of the change in fair value until maturity or sale of the securities.

Derivatives and Hedging Activities

Non-interest gain (loss) also includes net gains or losses from derivatives and hedging activities and net gains or losses on derivatives economically hedging trading securities.

Fair Value and Cash Flow Hedges

•
We recognized gains due to net ineffectiveness on our fair value hedge accounting relationships during the three months ended March 31, 2012. The gain resulted from the difference in interest rate sensitivities between the interest rate derivatives used as hedging instruments and the underlying hedged assets or liabilities. We also recognized a small gain related to hedge ineffectiveness of our discount note cash flow hedge accounting relationships.

Economic Hedges

•
Economic hedges are hedges that do not receive hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During the first quarter of 2012, interest rates rose slightly, which contributed to a small overall net loss on economic MPF Loan hedges for the period. However, the economic hedges of our discount notes benefited from this rate movement and we recognized nominal gains from that strategy. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedge gains and losses from period to period.

•
We elected the fair value option for a portion of our advances, consolidated obligation bonds and discount notes to economically hedge the interest rate risk associated with these instruments. Although the impact on advances was minimal, we had more significant net gains on consolidated obligation discount notes and bonds elected for the fair value option, caused mainly by the slight rise in interest rates during the quarter.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Details on the impact of our derivative and hedging activities, which include hedge ineffectiveness and economic hedge activity, were as follows:

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Three months ended March 31, 2012
Amortization/accretion of hedging activities in net interest income	$(19)	$—	$(14)	$(3)	$(11)	$(47)
Net interest settlements included in net interest income	(24)	(32)	(1)	(67)	38	(86)
Total hedging activities recorded in net interest income	(43)	(32)	(15)	(70)	27	(133)
Fair value hedges	3	2	1	—	(1)	5
Cash flow hedges	—	—	—	2	—	2
Economic hedges	—		(2)	6	—	4
Total recorded in derivatives and hedging activities	3	2	(1)	8	(1)	11
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(13)	—	—	—	(13)
Instruments held under fair value option	—	—	—	2	4	6
Total net effect of hedging activities	$(40)	$(43)	$(16)	$(60)	$30	$(129)
Trading securities - unhedged	$—	$(1)	$—	$—	$—	$(1)

Three months ended March 31, 2011
Amortization/accretion of hedging activities in net interest income	$11	$—	$(14)	$(5)	$(10)	$(18)
Net interest settlements included in net interest income	(47)	(32)	(3)	(81)	74	(89)
Total hedging activities recorded in net interest income	(36)	(32)	(17)	(86)	64	(107)
Fair value hedges	4	—	(5)	—	3	2
Cash flow hedges	—	—	—	2	—	2
Economic hedges	—	(1)	(30)	1	12	(18)
Total recorded in derivatives and hedging activities	4	(1)	(35)	3	15	(14)
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(9)	—	—	—	(9)
Instruments held under fair value option	—	—	—	—	(5)	(5)
Total net effect of hedging activities	$(32)	$(42)	$(52)	$(83)	$74	$(135)
Trading securities - unhedged	$—	$(2)	$—	$—	$—	$(2)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months
For the period ending March 31,	2012	2011
Compensation and benefits	15	15
Other operating expenses	9	9
FHFA	2	4
Office of Finance	1	1
MPF Program expense	1	2
Real estate owned (REO) losses (gains), net of expenses	1	5
Other	1	—
Total non-interest expense	$30	$36

Compensation and benefits and other operating expenses were unchanged mainly due to the stabilization of employee headcount. REO expenses declined due to increased recoveries from final settlements with the servicer related to sold properties.

Assessments

	Three months
For the period ending March 31,	2012	2011
Affordable Housing Program	13	3
Resolution Funding Corporation	—	7
Total assessments	13	10

As discussed in Joint Capital Enhancement Agreement with the Other FHLBs on page 64 in our 2011 Form 10-K, we entered into the Joint Capital Enhancement Agreement, which allocates that portion of our earnings historically paid to satisfy our REFCORP obligation to a separate restricted retained earnings account starting with the third quarter of 2011.
We will continue to fund the Affordable Housing Program (AHP) program which is calculated as 10% percent of income before assessments, on an annualized basis. Since the 10% AHP rate was previously calculated after the assessment for REFCORP which is no longer being assessed, the effective rate assessed to AHP will be slightly higher going forward. See Note 13 - Affordable Housing Program (AHP) to the financial statements in our 2011 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2012	December 31, 2011
Cash and due from banks	$527	$1,002
Federal Funds sold	1,470	950
Securities purchased under agreement to resell	1,250	825
Investment securities	37,462	38,728
Advances	14,739	15,291
MPF Loans held in portfolio, net	13,132	14,118
Other	328	341
Total assets	$68,908	$71,255
Consolidated obligation discount notes	$22,424	$25,404
Consolidated obligation bonds	41,048	39,880
Subordinated notes	1,000	1,000
Other	1,479	1,679
Total liabilities	65,951	67,963
Capital stock	1,908	2,402
Total retained earnings	1,436	1,321
Accumulated other comprehensive income (loss)	(387)	(431)
Total capital	2,957	3,292
Total liabilities and capital	$68,908	$71,255

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
Overnight rates for Federal Funds sold and securities purchased under agreements to resell have remained low. In addition, the European sovereign debt crisis has caused us to reduce our exposure to certain counterparties. We did not hold any financial instruments issued by sovereign European governments as of March 31. 2012. We are prohibited by regulation from investing in financial instruments of non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.
Investment Securities
Investment securities declined as securities matured or paid down and were not replaced. Proceeds were used to pay down our shorter term consolidated obligation discount notes as well as to redeem our capital stock.
The largest portion of our investment securities portfolio was acquired to create an income bridge to transition our primary business to advances. In connection with the approval of our Capital Plan, the FHFA now requires and our Board has passed a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 24 in our 2011 Form 10-K. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we continue to make repurchases and redemptions of excess capital stock.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Several factors continue to contribute to lower levels of advances, including loan demand in members' markets, relatively high deposits on members' balance sheets, and members' efforts to strengthen capital ratios. While advances overall were down from the previous quarter, we have seen some intra-quarter fluctuations over the past six to nine months, as well as some growth in specific sectors. Among our top five advance borrowers, State Farm Bank, F.S.B. and Associated Bank, National Association each reduced their advances outstanding by $300 million since December 31, 2011.

The following table sets forth the outstanding par amount of advances of the five largest advance borrowers:

	As of March 31, 2012
BMO Harris Bank N.A.	$2,375	16%
State Farm Bank, F.S.B.	1,300	9%
Associated Bank, National Association	1,200	8%
The Northern Trust Company	1,005	7%
Cole Taylor Bank	869	6%
All other borrowers	7,803	54%
Total par value	$14,552	100%

MPF Loans Held in Portfolio, net

MPF Loans continue to pay down as we are no longer adding material MPF Loans to our balance sheet. This is part of our overall business strategy to focus on our traditional role of providing advances to our members. Thus, the rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages.

The speed of prepayments on a percent basis has slowed in the current period compared to long term historical measures. Though the mortgage rate environment has remained historically low, borrowers are not moving or refinancing at the same rates as before the financial crisis. Also, should market mortgage rates rise in future periods, we could expect prepayment rates to decline further. Should rates fall further, additional prepayments may occur. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate movement.

The following table summarizes information related to our net premium and hedge accounting basis adjustments on MPF Loans.

For the three months ended	March 31, 2012	March 31, 2011
Net premium amortization	$3	$6
Net amortization of closed hedge accounting basis adjustments	11	14

As of	March 31, 2012	December 31, 2011
Net premium balance on MPF Loans	$46	$50
Cumulative basis adjustments on MPF Loans [a]	39	40
Cumulative basis adjustments closed portion	94	105
MPF Loans, unpaid principal balance	12,998	13,965
Premium balance as a percent of MPF Loans	0.36%	0.36%

[a]	Includes hedge accounting adjustments in hedge relationships that are still outstanding and loan commitment basis adjustments.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2012, we have maintained a liquidity position in accordance with certain FHFA regulations and guidance, and with policies established by our Board of Directors. Further, based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 55 in our 2011 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of March 31, 2012, our overnight liquidity was $4.4 billion or 6.4% of assets, giving us an excess overnight liquidity of $2.0 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2012, we had excess liquidity of $2.5 billion to support member deposits.
Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $20.7 billion as of March 31, 2012.
In addition to the liquidity measures discussed above, the FHFA requires all 12 FHLBs to maintain liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. We are maintaining increased balances in short-term investments to comply with this requirement. We may fund certain overnight or shorter term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 30 in the Risk Factors section of our 2011 Form 10-K.

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the three months ended March 31, 2012, net cash provided (used) by operating activities was $339 million. This resulted from net income adjusted for non-cash adjustments, primarily a net increase in accrued interest payable from the prior reporting period and losses due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances and MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the three months ended March 31, 2012, net cash provided (used) by investing activities was $1.8 billion. This resulted primarily from principal collected on advances and MPF Loans, and proceeds from the maturities and paydowns of investment securities.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the three months ended March 31, 2012, net cash provided (used) in our financing activities was $(2.6) billion. This was primarily driven by net pay downs of our discount notes, the repurchase/redemption of our excess capital stock, and maturities of our securities sold under agreements to repurchase.

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, and capital stock. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

To the extent possible, reliance on short-term debt offers us certain advantages which are weighed against the increased risk of using short-term debt.  Traditionally we have benefited from interest rates below LIBOR rates for our short-term debt which has

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

resulted in a positive impact on net interest income when used to fund LIBOR-indexed assets.  However, due to the short maturity of the debt, our balance sheet may be exposed to access to debt markets and refinancing risks.

During the financial crisis, we maintained access to the short-term debt markets, and relative pricing made it cost advantageous to issue shorter term debt in the form of consolidated obligation discount notes as investors driven by risk aversion sought our short-term debt as an asset of choice. Refinancing rate risks were reduced through the use of various hedging strategies in place. During the first quarter of 2012 compared to the same period in 2011, longer term rates declined as a result of the Federal Reserve's maturity extension program (referred to by some as "operation twist") and we found it advantageous to issue longer term debt in the form of consolidated obligations bonds.  As our balance sheet shrinks due to investment maturities and principal prepayments, our combined consolidated obligations and discount notes are expected to continue to decline.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the three months ended March 31.	2012	2011
Discount notes	$(2,982)	$4,263
Bonds	1,182	(4,308)
Total consolidated obligations	$(1,800)	$(45)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	March 31, 2012			December 31, 2011
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System (par)	$476,287	$181,728	$658,015	$501,693	$190,175	$691,868
FHLB Chicago as primary obligor (par)	41,150	22,428	63,578	39,964	25,411	65,375
As a percent of the FHLB System	9%	12%	10%	8%	13%	9%

Conditions in Financial Markets

The financial markets started the first quarter of 2012 with heavy uncertainty as concerns around the European sovereign crisis continued from year end 2011. However, market sentiment strengthened as Long-Term Refinancing Operations (LTROs) by the European Central Bank helped stabilize Europe. At the same time, U.S. economic data began to show signs of improvement that led investors to look toward riskier assets. As a result, there was increased interest in higher yielding bonds and the stock market rallied during the quarter, which negatively impacted the pricing of our consolidated obligations.

In late January, the Federal Open Markets Committee reaffirmed that Fed Funds would likely remain at current levels until late-2014. In terms of the interest-rate environment, benchmark U.S. Treasury rates remained low for the first two months of the quarter and increased slightly in March. As the European crisis stabilized, swap spreads to U.S. Treasuries tightened during the quarter. The Federal Reserve continued its U.S. Treasury purchase and sales operations as part of “operation twist,” which is set to run through June 30, 2012.

While FHLB System monthly bond trading volume averaged $36 billion during the first quarter of 2012, it was somewhat unevenly issued throughout the quarter. In January and March, monthly bond trading activity averaged approximately $29 billion, but in February, trading activity was almost double those levels at $49 billion. On a weighted average basis, when compared to 3-month LIBOR, FHLB System monthly bond funding costs were relatively stable during the quarter, but slightly below the favorable funding levels at the end of 2011. During the first quarter, the FHLB System generally relied on fixed-rate, non-callable bonds and hedged callable bonds for the majority of its bond funding needs. The FHLB System priced $3 billion of a new 2-year global fixed-rate, non-callable bond under the mandated Global Issuances Program in January and reopened an existing bond with a three year term for a $1 billion issuance in March.

FHLB System consolidated obligations outstanding continued to shrink in the first quarter of 2012; dropping an additional $34 billion to close the quarter at $658 billion. The continued reduction was mainly driven by a decline in consolidated obligation bonds. During the first quarter of 2012, consolidated obligation bonds fell just over $26 billion to $476 billion, while consolidated obligation discount notes decreased by $8 billion to $182 billion.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Capital Resources

Capital Rules and Minimum Capital Requirements

For a description of our current capital rules and minimum capital requirements, see Note 13 – Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements. As of the date of this filing, we have managed our capital base and assets to remain in compliance with our minimum capital requirements.

Capital Amounts

The following table presents our five largest holdings of regulatory capital stock and reconciles our capital stock reported for regulatory purposes to the amount of capital reported in our statements of condition. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

As of March 31, 2012	Capital Stock		MRCS
BMO Harris Bank N.A.	$274	14%	$—
Associated Bank N.A.	108	6%	—
State Farm Bank, F.S.B.	91	5%	—
One Mortgage Partners Corp. [a]	83	4%	—
The Northern Trust Company	67	4%	—
All other members	1,285	67%	14
Total	$1,908	100%	$14

	March 31, 2012	December 31, 2011
Capital stock	$1,908	$2,402
Total retained earnings	1,436	1,321
Accumulated other comprehensive income (loss)	(387)	(431)
Total GAAP capital	$2,957	$3,292
Capital Stock	$1,908	$2,402
MRCS	14	4
Designated Amount of subordinated notes [b]	—	800
Total retained earnings	1,436	1,321
Regulatory capital	$3,358	$4,527
Excess capital stock	$588	$1,064

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

[b]	See Note 11 - Subordinated Notes to the financial statements.

Components of total GAAP capital changed for the following reasons:

•	Capital stock decreased primarily due to redemption of $499 million of excess member capital stock on February 15, 2012.

•	Total retained earnings increased due to our net income of $116 million less dividends paid of $1 million.

•
Our unrealized loss in AOCI decreased $44 million due to several factors. For details see Statements of Comprehensive Income on page 5 and Note 14 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

As further discussed in Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements, we notified members on April 16, 2012 that we expect to repurchase additional excess capital stock of $150 million on May 15, 2012. Based on requests received from members, we expect to repurchase the total amount requested by those members who hold total excess stock of less than $200,000 and approximately 30% of the amount requested by other members.

Our retained earnings now exceed our unrealized losses in AOCI by $1.0 billion compared to $890 million at year end 2011.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

However, credit deterioration may continue to negatively impact our private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 33 of the Risk Factors section of our 2011 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. As of April 18, 2012, our dividend declarations are no longer subject to FHFA approval. However, our Board of Directors has adopted a resolution that may not be amended without FHFA consent which requires that, in addition to declaring and paying dividends according to our Retained Earnings and Dividends Policy, dividends in any given quarter must not exceed the average of three-month LIBOR for that quarter on an annualized basis. The Board's resolution also requires that payment of any dividend not result in our retained earnings falling below the level of retained earnings at the previous year-end. See
Note 12 - Regulatory Actions to the financial statements in this Form 10-Q and Retained Earnings and Dividend Policy on page 63 in our 2011 Form 10-K.

On April 24, 2012, our Board declared a cash dividend at an annualized rate of 0.25% per share based on our preliminary financial results for the first quarter of 2012. Although we continue to work to build our financial strength to support a reasonable dividend, any future dividend determination by our Board will depend on future operating results and be reviewed in accordance with the Board's resolution and our Retained Earnings and Dividend Policy.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-57 in our 2011 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

The following table identifies our critical accounting policies and estimates and the page number where a detailed description of each can be found in our 2011 Form 10-K.

Other-Than-Temporary Impairment (OTTI)	Page 67
Significant Inputs Used on all residential private-label MBS securities	Page 67
Fair Values – Sensitivity Analysis	Page 68
Estimating Fair Value	Page 68
Controls over Valuation Methodologies	Page 68
Controls over Third Party Pricing Services	Page 69
Fair Value Measurement Effect on Liquidity and Capital	Page 69
Allowance for Credit Losses - Conventional MPF Loan Assumptions	Page 70

Below are material updates to our critical accounting policies and estimates. Also see Note 2 - Summary of Significant Accounting Policies and Note 3 – Recently Issued but Not Yet Adopted Accounting Standards to the financial statements for the impact of recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment (OTTI)

As of March 31, 2012, we completed our OTTI analysis for our private-label MBS using key modeling assumptions, significant inputs and methodologies provided by the OTTI Committee. For a detailed discussion of how we determine our base case OTTI as well as a discussion of our accounting for fair value non-credit write-downs and credit loss only write-downs, see Note 5 - Investment Securities to the financial statements.

In addition to evaluating our private-label MBS under a base case most probable (actual) scenario, we performed a cash flow analysis for each of these securities under an adverse more stressful housing price scenario.

Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 13.0% over the 3- to 9-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents the projected home price recovery by future month under the adverse case scenario.

As of March 31, 2012	Recovery Range Annualized %
Months	Low	High
1-6	0.0%	1.9%
7-18	0.0%	2.0%
19-24	0.7%	2.7%
25-30	1.3%	2.7%
31-42	1.3%	3.4%
43-66	1.3%	4.0%
Thereafter	1.5%	3.8%

The following table presents what the impact to net income from credit-related OTTI charges would have been under this adverse scenario.

	Actual				Adverse Scenario
As of and for the quarter ended March 31, 2012	# of Securities	Unpaid Principal Balance	Credit-Related OTTI		# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	2	$169	$—	*	12	$851	$(17)
Alt-A	—	—	—		2	36	—	*
Subprime	2	23	(1)		13	168	(6)
Total private-label MBS	4	$192	$(1)		27	$1,055	$(23)

*	Less than $1 million.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

In the above table, we classify our private-label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security using the issuer's classification, or as published by an NRSRO, at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

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

		Prepayment Rates			Default Rates			Loss Severities			Current Credit Enhancement [a]
			Range %			Range %			Range %			Range %
As of March 31, 2012	Unpaid Principal Balance	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High
2006	$872	6.9	5.2	8.0	28.5	8.0	38.2	46.3	40.9	51.5	2.4	—	13.8
2004 & prior	21	11.6	6.4	38.9	8.5	—	24.9	28.4	—	40.9	12.7	5.6	41.2
Total Prime	893	7.0	5.2	38.9	28.0	—	38.2	45.9	—	51.5	2.6	—	41.2

2006	751	5.9	4.2	6.8	55.2	40.0	75.1	49.6	43.5	61.8	3.1	(3.0)	10.7
2005	35	5.5	5.5	5.5	49.6	49.6	49.6	45.7	45.7	45.7	0.1	0.1	0.1
2004 & prior	3	7.7	3.8	8.5	39.2	35.7	52.9	33.0	29.8	42.3	28.6	23.6	68.9
Total Alt-A	789	5.9	3.8	8.5	54.9	35.7	75.1	49.4	29.8	61.8	3.1	(3.0)	68.9

2007	10	3.1	3.1	3.1	70.3	70.3	70.3	68.6	68.6	68.6	42.3	42.3	42.3
2006	945	2.9	1.5	4.1	74.9	59.7	88.1	69.9	64.6	78.0	24.2	(37.0)	97.4
2005	67	3.2	1.8	4.1	70.0	53.7	84.2	66.6	60.2	70.1	47.6	11.3	86.5
2004 & prior	17	5.9	4.0	8.0	30.6	14.9	48.2	68.5	43.5	85.7	40.2	(7.7)	100.0
Total Subprime	1,039	3.0	1.5	8.0	73.8	14.9	88.1	69.6	43.5	85.7	26.1	(37.0)	100.0

Total	2,721	5.1	1.5	38.9	53.3	—	88.1	56.0	—	85.7	11.7	(37.0)	100.0
Analyzed by alternative procedures	135
Total MBS	$2,856

[a]	Negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

Fair Values – Sensitivity Analysis

For securities that were impaired during the current quarter, the fair value determined under the fair value methodology and the range in fair values we considered are as follows:

		Range of Pricing Service Values
As of March 31, 2012	Fair Value	Min	Max
2005 HTM - Non-recurring	$6	$6	$6

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Investment Securities

The carrying values of our investment securities, Federal Funds sold, and securities purchased under agreements to resell are presented in the following table by NRSRO credit rating.

As of March 31, 2012	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
Investment securities-
U.S. Government & other governmental related	$—	$5,854	$—	$—	$—	$—	$—	$—	$—	$—	$—	$5,854
State or local housing agency	—	30	—	—	—	—	—	—	—	—	—	30
FFELP ABS	36	7,887	—	—	—	—	—	—	—	—	—	7,923
MBS:
GSE residential	—	17,570	—	—	—	—	—	—	—	—	—	17,570
Government-guaranteed residential	—	4,379	—	—	—	—	—	—	—	—	—	4,379
Private-label MBS residential	123	18	10	19	76	44	269	434	422	288	3	1,706
Total investment securities	$159	$35,738	$10	$19	$76	$44	$269	$434	$422	$288	$3	$37,462

	A-1/P-1	A-2/P-2	A-3/P-3								Unrated	Carrying Value
Federal Funds sold	$—	$650	$820								$—	$1,470
Securities purchased under agreements to resell	—	300	950								—	1,250
Total investments	$159	$36,688	$1,780	$19	$76	$44	$269	$434	$422	$288	$3	$40,182

As of December 31, 2011	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
Investment securities-
U.S. Government & other governmental related	$—	$6,311	$—	$—	$—	$—	$—	$—	$—	$—	$—	$6,311
State or local housing agency	—	27	—	—	—	—	—	—	—	—	—	27
FFELP ABS	1,340	6,819	—	—	—	—	—	—	—	—	—	8,159
MBS:
GSE residential	—	18,088	—	—	—	—	—	—	—	—	—	18,088
Government-guaranteed residential	—	4,378	—	—	—	—	—	—	—	—	—	4,378
Private-label MBS residential	136	19	9	19	96	35	286	449	522	191	3	1,765
Total investment securities	$1,476	$35,642	$9	$19	$96	$35	$286	$449	$522	$191	$3	$38,728

	A-1/P-1	A-2/P-2	A-3/P-3								Unrated	Carrying Value
Federal Funds sold	$—	$950	$—								$—	$950
Securities purchased under agreements to resell	—	200	625								—	825
Total investments	$1,476	$36,792	$634	$19	$96	$35	$286	$449	$522	$191	$3	$40,503

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following three tables present the unpaid principal balance and credit ratings of our private-label residential MBS by vintage year of issuance and by Prime, Alt-A, and Subprime. These MBS are variable rate securities, except for immaterial amounts of fixed-rate.

Private-label MBS Prime	Vintage Year of Issue
As of March 31, 2012	2006	2005	2004 and Prior	Total
AAA	$—	$—	$122	$122
AA	—	—	15	15
A	—	—	5	5
BBB	—	—	2	2
Below investment grade	1,490	35	2	1,527
Total unpaid principal balance outstanding	$1,490	$35	$146	$1,671
Amortized cost	$1,172	$26	$146	$1,344
Gross unrealized losses (incl. non-credit OTTI)	(300)	(4)	(2)	(306)
Gross unrealized gains	156	—	5	161
Fair value	$1,028	$22	$149	$1,199
Year-to-date OTTI:
Total OTTI	$—	$—	$—	$—
Non-credit portion reclassified from AOCI	—	—	—	—
Net OTTI, credit portion	$—	$—	$—	$—
Weighted average percentage fair value to unpaid principal balance	69.0%	62.1%	102.2%	71.8%
Original weighted average credit support	11.70%	14.2%	3.7%	11.0%
Current weighted average credit support	3.0%	0.6%	10.2%	3.5%
Weighted average collateral delinquency	21.3%	21.5%	4.5%	19.8%

Private-label MBS Alt-A	Vintage Year of Issue
As of March 31, 2012	2006	2004 and Prior	Total
AAA	$—	$—	$—
AA	—	—	—
A	—	—	—
BBB	—	1	1
Below investment grade	133	1	134
Unrated	—	—	—
Total unpaid principal balance outstanding	$133	$2	$135
Amortized cost	$85	$2	$87
Gross unrealized losses (incl. non-credit OTTI)	(21)	—	(21)
Gross unrealized gains	—	—	—
Fair value	$64	$2	$66
Year-to-date OTTI:
Total OTTI	$—	$—	$—
Non-credit portion reclassified from AOCI	—	—	—
Net OTTI, credit portion	$—	$—	$—
Weighted average percentage fair value to unpaid principal balance	48.1%	75.3%	48.9%
Original weighted average credit support	18.0%	7.1%	17.8%
Current weighted average credit support	(0.2)%	23.9%	0.2%
Weighted average collateral delinquency	42.4%	19.3%	42.1%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Subprime	Vintage Year of Issue
As of March 31, 2012	2007	2006	2005	2004 and Prior	Total
AAA	$—	$—	$—	$—	$—
AA	—	—	—	3	3
A	—	—	1	4	5
BBB	—	14	1	2	17
Below investment grade	10	933	66	12	1,021
Unrated	—	—	—	4	4
Total unpaid principal balance outstanding	$10	$947	$68	$25	$1,050
Amortized cost	$9	$650	$62	$22	$743
Gross unrealized losses (incl. non-credit OTTI)	(2)	(151)	(7)	(3)	(163)
Gross unrealized gains	1	13	1	1	16
Fair value	$8	$512	$56	$20	$596
Year-to-date OTTI:
Total OTTI	$—	$—	$(2)	$—	$(2)
Non-credit portion reclassified from AOCI	—	—	1	—	1
Net OTTI, credit portion	$—	$—	$(1)	$—	$(1)
Weighted average percentage fair value to unpaid principal balance	79.6%	54.0%	81.7%	80.0%	56.8%
Original weighted average credit support	23.0%	23.0%	22.1%	41.7%	23.4%
Current weighted average credit support	42.3%	24.2%	47.7%	41.6%	26.4%
Weighted average collateral delinquency	39.8%	42.6%	40.7%	19.5%	41.9%

The following table presents the components of amortized cost of our private-label MBS as of March 31, 2012.

Unpaid Principal Balance	Life-To-Date Credit Impairment	Other Adjustments [a]	Amortized Cost
$2,856	$(728)	$46	$2,174

[a]	Other Adjustments primarily consists of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.
Credit Products

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating is utilized in determining our members borrowing capacity and is not a reflection of the credit risk on the credit outstanding to an individual member. Credit outstanding consists of outstanding advances, letters of credit, MPF credit enhancement obligations, member derivative exposures, and other obligations. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value.

	March 31, 2012					December 31, 2011
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	456	86%	$13,640	89%	$32,935	460	85%	$13,306	83%	$30,469
4	34	6%	780	5%	1,232	40	7%	1,280	8%	1,731
5	42	8%	984	6%	1,533	45	8%	1,388	9%	2,225
Other	1	—	2	—	5	1	—%	2	—%	5
Total	533	100%	$15,406	100%	$35,705	546	100%	$15,976	100%	$34,430

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

As a result of the collateral and other credit risk mitigation efforts, we are sufficiently well collateralized on our credit outstanding. As a result, we have not recorded an allowance for credit losses on our advances or other credit products as of the periods presented nor have we ever incurred a credit loss to date. We had three members and/or former members placed into receivership by their regulator during the quarter ended March 31, 2012. The total advances outstanding for the institutions at the time of their failure were $62 million. All outstanding advances were either paid or were assumed by the acquirer. No credit losses were incurred to date.
In addition to providing advances, we also offer standby letters of credit to our members and standby bond purchase agreements with state housing authorities within our district, as disclosed in Note 16 - Commitments and Contingencies to the financial statements. To secure letter of credit risks, we require collateral as we do on advances.
MPF Loans

We record provisions for credit losses for MPF Loans due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the percentage increase in delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our provision is consistent with the overall trend of our credit quality indicators. The primary driver of the increase to our allowance for credit losses for this reporting period was the increase in the weighted average loss severity rate to 21.0% compared to 19.3% of the prior reporting period. For details on our allowance for credit losses and how loss severity trends impact our estimates, please see Note 8 - Allowance for Credit Losses to the financial statements.

Derivatives

Our maximum amount of exposure to credit loss is the fair value of derivative assets, not the notional amount. This amount assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit.

At March 31, 2012 we had two counterparties with notional derivative balances outstanding exceeding 10% of our total notional outstanding. These accounted for 40% of the total. We had no net credit exposure to these counterparties after collateral. See Note 9 - Derivatives and Hedging Activities to the financial statements for further details of our derivatives and hedging activities.

The following table summarizes our derivative counterparty credit exposure. Rating shown is the lowest rating among the three largest NRSROs. Of our total counterparty net exposure after collateral, 92% is with institutions in the U.S. and 8% with an institution in the U.K. None are hedging European sovereign debt.

	Derivative Asset Exposure at Fair Value	Cash Collateral Held	Credit Exposure Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
As of March 31, 2012
AA	$25	$20	$5	$—	$5
A	89	52	37	36	1
Total counterparties	114	72	42	36	6
Member institutions - MPF Xtra delivery commitments	7	—	7	—	7
Total derivatives	$121	$72	$49	$36	$13
As of December 31, 2011
AA	$14	$5	$9	$2	$7
A	120	93	27	25	2
Total counterparties	134	98	36	27	9
Member institutions - MPF Xtra delivery commitments	4	—	4	—	4
Total derivatives	$138	$98	$40	$27	$13

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (the Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). We expect the Housing Act and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or through new swap execution facilities. As further discussed in Legislative and Regulatory Developments on page 17 in our 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. At this time, we do not expect that any of our swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Form 10-K. At this time, we do not expect to have to comply with such requirements until the beginning of 2013, at the earliest.
The U.S. Commodity Futures Trading Commission (the CFTC), the SEC, the FHFA and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012. We, together with the other FHLBs, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBs to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer based on the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk or for the derivative transactions that we intermediate for our members.

The CFTC and the SEC have not finalized their rules further defining “swap.” See our 2011 Form 10-K for a discussion of how such final rules could impact call and put optionality in certain advances from us to our borrowers.

Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule to be effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. We would be a nonbank financial company pursuant to a separate rule that has been proposed, but is not yet final, by the Federal Reserve. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2012, we had $68.9 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2012, we had $63.5 billion in total outstanding consolidated obligations, our principal form of outstanding debt);

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The final rule provides that the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the FHFA) in making its determinations. A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and to be subject to the additional prudential standards, then our operations and business could be adversely impacted by resulting additional costs and restrictions on our business activities.

Federal Reserve Proposed Rule on Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule with a comment deadline of April 30, 2012 that would implement the enhanced prudential and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the financial stability of the United States. The proposed prudential standards include: risk-based capital leverage and overall risk management requirements; liquidity standards; single-counterparty credit limits; stress test requirements; and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under - Other Significant Developments). Our operations and business could be adversely impacted by additional costs and business activity restrictions if we are subject to the prudential standards as proposed.

Developments under the FHFA

Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the FHFA issued a final rule which will be effective on July 16, 2012, that will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that a final rule limits the type of collateral we accept for advances, the type of investments that we make, or the types of loans eligible for purchase under the MPF Xtra product, our business may be adversely impacted.

Other Significant Developments

Home Affordable Refinance Program Changes and Other Foreclosure Prevention Efforts. The FHFA, Fannie Mae, and Freddie Mac have announced a series of changes to the Home Affordable Refinance Program that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae and Freddie Mac, and extending the end date for the program until December 31, 2013, for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented (or proposed) other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well.

Further, a settlement was announced between five of the nation's largest mortgage servicers and the federal government and 49 of the state attorneys general. The announced settlement, among other things, will require implementation by those mortgage servicers of certain new servicing and foreclosure practices and includes certain incentives for these servicers to offer loan modifications in certain instances including reductions in principal amounts of certain loans. Other settlements of similar substance impacting important MBS servicers could also be reached.
These programs, proposals and settlements could ultimately impact our investments in MBS, including the timing and amount of cash flows we realize from those investments. We monitor these developments and assess the potential impact of relevant developments on our investments, including private-label MBS as well as on our securities and loan collateral and on the creditworthiness of any our members that could be impacted by these issues. We continue to update our models, including the models we use to analyze our investments in private-label MBS, based on developments such as these. Additional developments could result in further increases to our loss projections from these investments.
Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying our investments in agency MBS. If that should occur, these investments would be paid off in advance of our original expectations

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

subjecting us to resulting premium acceleration and reinvestment risk.  If the FHFA requires us to offer a similar refinancing option for our MPF Loans held in portfolio, our income could decline.
Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (the Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements for nonbank financial companies designated as systemically important by the Oversight Council, as discussed above under - Developments Impacting Systemically Important Nonbank Financial Companies. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for System consolidated obligations (COs) to the extent that impacted institutions divest or limit their investments in COs. On the other hand, the new requirements could incent our members to take our term advances to create and maintain balance sheet liquidity.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The FHFA's regulations, its Financial Management Policy, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations and policies prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. For additional information please see Item 7A Quantitative and Qualitative Disclosures about Market Risk on page 87 in our 2011 Form 10-K.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2012
Advances	$(3)	$1	$—	$(4)	$—
MPF Loans	(2)	(6)	(7)	(4)	2
Mortgage Backed Securities	(10)	(2)	(2)	(11)	—
Other interest earning assets	(2)	—	—	(6)	—
Interest-bearing liabilities	11	10	—	10	—
Derivatives	5	(4)	—	—	—
Total	$(1)	$(1)	$(9)	n/m	$2

As of December 31, 2011
Advances	$(2)	$1	$—	$(4)	$—
MPF Loans	(2)	(4)	(8)	(4)	2
Mortgage Backed Securities	(10)	(1)	(2)	(12)	—
Other interest earning assets	(2)	—	—	(6)	—
Interest-bearing liabilities	11	7	—	10	—
Derivatives	5	(2)	—	—	—
Total	$—	$1	$(10)	n/m	$2

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As of March 31, 2012, our sensitivity to changes in implied volatility was $(1) million. At December 31, 2011, our sensitivity to changes in implied volatility was $1 million. These sensitivities are limited in that they do not incorporate other risks, including-but not limited to-non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.
Duration gap is another measure to express interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of March 31, 2012, our duration gap was -0.3 months, compared to 1.1 month as of December 31, 2011.
As of March 31, 2012, our fair value deficit (relative to book value) was $168 million, and our market-to-book value ratio was 94%. At December 31, 2011 our fair value deficit was $345 million, and our market-to-book value ratio was 90%. These improvements were primarily because spreads on consolidated obligations widened and mortgage asset spreads tightened during the quarter.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	March 31, 2012		December 31, 2011
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$137.9	$(185.0)	$199.0	$(185.0)
-100 bp	72.7	(77.5)	138.7	(77.5)
-50 bp	28.8	(30.0)	78.0	(30.0)
-25 bp	4.5	(15.0)	30.0	(15.0)
+25 bp	11.1	(30.0)	(7.4)	(30.0)
+50 bp	29.3	(60.0)	(4.0)	(60.0)
+100 bp	59.4	(155.0)	11.2	(155.0)
+200 bp	54.1	(370.0)	2.6	(370.0)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

For the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 94 of our 2011 Form 10-K.

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

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held approximately 4% of the Bank's capital stock as of March 31, 2012.

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

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 24 in our 2011 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
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

AHP: Affordable Housing Program.

AOCI: Accumulated Other Comprehensive Income.

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
Consolidated obligation bonds: Consolidated obligations that make periodic interest payments with a term generally over one year, although we have issued for terms of less than one year.

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

Discount notes: Consolidated obligations with a term of one year or less, that sell at less than their face amount and are redeemed at par value when they mature.
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

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 11, 2012	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date:	May 11, 2012	(Principal Financial Officer and Principal Accounting Officer)

S-1