Form 10-Q
period 2012-06-30
Federal Home Loan Bank of Chicago
filed 2012-08-10
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
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

There were 18,462,251 shares of registrant's capital stock outstanding as of July 31, 2012.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited).
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$24	$1,002
Federal Funds sold	1,697	950
Securities purchased under agreements to resell	2,100	825
Investment securities -
Trading, $0 and $15 pledged	2,046	2,935
Available-for-sale, $0 and $14 pledged	23,896	24,316
Held-to-maturity [a], $0 and $490 pledged	10,597	11,477
Total investment securities	36,539	38,728
Advances, $9 and $9 carried at fair value	15,797	15,291
MPF Loans held in portfolio, net of allowance for credit losses of $(48) and $(45)	12,162	14,118
Accrued interest receivable	135	153
Derivative assets	52	40
Software and equipment, net of accumulated amortization/depreciation of $(150) and $(143)	35	38
Other assets	100	110
Total assets	$68,641	$71,255
Liabilities
Deposits - Interest bearing	$632	$535
- Non-interest bearing	95	113
Total deposits	727	648
Securities sold under agreements to repurchase	—	400
Consolidated obligations, net -
Discount notes, $4,135 and $11,466 carried at fair value	23,439	25,404
Bonds, $7,017 and $2,631 carried at fair value	39,872	39,880
Total consolidated obligations, net	63,311	65,284
Accrued interest payable	171	203
Mandatorily redeemable capital stock	10	4
Derivative liabilities	70	206
Affordable Housing Program assessment payable	71	61
Other liabilities	148	157
Subordinated notes	1,000	1,000
Total liabilities	65,508	67,963
Commitments and contingencies - Note 16
Capital
Class B-1 Capital stock - putable $100 par value - 1 million shares issued and outstanding at June 30, 2012	92
Class B-2 Capital stock - putable $100 par value - 18 million shares issued and outstanding at June 30, 2012	1,758
Total Capital stock - putable $100 par value -19 million shares issued and outstanding at June 30, 2012, and 24 million shares issued and outstanding at December 31, 2011	1,850	2,402
Retained earnings - unrestricted	1,435	1,289
- restricted	69	32
Total retained earnings	1,504	1,321
Accumulated other comprehensive income (loss)	(221)	(431)
Total capital	3,133	3,292
Total liabilities and capital	$68,641	$71,255
a    Fair value of held-to-maturity securities: $11,336 and $12,131.
The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income	$485	$569	$1,010	$1,155
Interest expense	347	439	713	900
Net interest income before provision for credit losses	138	130	297	255
Provision for credit losses	2	3	8	9
Net interest income	136	127	289	246

Non-interest gain (loss) on -
Total other-than-temporary impairment	—	(9)	(2)	(9)
Net non-credit portion reclassified to (from) statements of comprehensive income	(14)	(14)	(13)	(34)
Net other-than-temporary impairment (OTTI) charges, credit portion	(14)	(23)	(15)	(43)
Trading securities	(11)	(11)	(25)	(22)
Derivatives and hedging activities	(8)	(4)	3	(18)
Instruments held under fair value option	2	(8)	8	(13)
Other, net	4	3	8	6
Total non-interest gain (loss)	(27)	(43)	(21)	(90)

Non-interest expense -
Compensation and benefits	16	14	31	29
Other operating expenses	7	8	16	17
FHFA	2	2	4	6
Office of Finance	1	1	2	2
Other	6	4	9	11
Total non-interest expense	32	29	62	65

Income before assessments	77	55	206	91

Assessments -
Affordable Housing Program	8	4	21	7
Resolution Funding Corporation	—	10	—	17
Total assessments	8	14	21	24

Net income	$69	$41	$185	$67

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$69	$41	$185	$67
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities
Unrealized gains (losses)	244	234	212	157
Total net unrealized gain (loss) on available-for-sale securities	244	234	212	157
Net unrealized gain (loss) on held-to-maturity securities [a]
Reclassification to net income	1	—	2	1
Total net unrealized gain (loss) on held-to-maturity securities	1	—	2	1
Non-credit OTTI on available-for-sale securities
Net change in fair value	—	2	5	5
Reclassification of net non-credit portion to (from) statements of income	—	1	—	6
Total non-credit OTTI on available-for-sale securities	—	3	5	11
Non-credit OTTI on held-to-maturity securities
Reclassification of net non-credit portion to (from) statements of income	14	13	13	28
Accretion of non-credit portion to HTM asset	17	32	37	67
Total non-credit OTTI on held-to-maturity securities	31	45	50	95
Net unrealized gain (loss) on hedging activities
Unrealized gains (losses)	(110)	(128)	(58)	(53)
Reclassification of net realized (gains) losses to net income	—	(15)	(1)	(24)
Total net unrealized gain (loss) on hedging activities	(110)	(143)	(59)	(77)

Total other comprehensive income	166	139	210	187

Total comprehensive income	$235	$180	$395	$254

[a]	This item relates to the amortization of fair value adjustments from a 2007 transfer at fair value of available-for-sale securities to held-to-maturity securities.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable				Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares [a]		Par Value		Unrestricted	Restricted	Total
Balance, December 31, 2010	23		$2,333		$1,099	$—	$1,099	$(483)	$2,949
Comprehensive income					67	—	67	187	254
Proceeds from issuance of capital stock	1		22						22
Capital stock reclassified to mandatorily redeemable capital stock	—		(3)						(3)
Cash dividends on capital stock					(1)	—	(1)		(1)
Balance, June 30, 2011	24		$2,352		$1,165	$—	$1,165	$(296)	$3,221

Balance, December 31, 2011	24	[b]	$2,402	[b]	$1,289	$32	$1,321	$(431)	$3,292
Comprehensive income					148	37	185	210	395
Proceeds from issuance of capital stock	1		125						125
Repurchases of capital stock	(6)		(645)						(645)
Capital stock reclassified to mandatorily redeemable capital stock	—		(32)						(32)
Cash dividends on capital stock					(2)	—	(2)		(2)
Balance, June 30, 2012	19		$1,850		$1,435	$69	$1,504	$(221)	$3,133

[a]	Excludes outstanding shares reclassified to mandatorily redeemable capital stock. See Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

[b]	On January 1, 2012 Capital Stock, shares and par value, were converted to B-1 and B-2 shares under our new Capital Plan. See Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Six months ended June 30,	2012	2011
Operating	Net cash provided by (used in) operating activities	$(8)	$170
Investing	Net change Federal Funds sold	(747)	2,744
	Net change securities purchased under agreements to resell	(1,275)	3,125
	Advances -
	Principal collected	83,077	49,024
	Issued	(83,577)	(47,457)
	MPF Loans held in portfolio-
	Principal collected	1,952	2,197
	Purchases	(34)	(23)
	Trading securities -
	Proceeds from maturities, sales, and paydowns	1,548	1,281
	Purchases	(687)	(2,117)
	Held-to-maturity securities [a]-
	Short-term held-to-maturity securities, net	(50)	209
	Proceeds from maturities	1,003	1,254
	Purchases	(18)	(1,000)
	Available-for-sale securities -
	Proceeds from maturities and sales	714	522
	Proceeds from sale of foreclosed assets	35	34
	Capital expenditures for software and equipment	(4)	(3)
	Net cash provided by (used in) investing activities	1,937	9,790
Financing	Net change deposits	79	(196)
	Maturities of securities sold under agreements to repurchase	(400)	—
	Net proceeds from issuance of consolidated obligations -
	Discount notes	191,476	582,256
	Bonds	22,620	16,783
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(193,443)	(584,049)
	Bonds	(22,655)	(22,251)
	Net proceeds (payments) on derivative contracts with financing element	(36)	(63)
	Proceeds from issuance of capital stock	125	22
	Repurchase or redemption of capital stock	(645)	—
	Redemptions of mandatorily redeemable capital stock	(26)	—
	Cash dividends paid	(2)	(1)
	Net cash provided by (used in) financing activities	(2,907)	(7,499)
	Net increase (decrease) in cash and due from banks	(978)	2,461
	Cash and due from banks at beginning of year	1,002	282
	Cash and due from banks at end of period	$24	$2,743
Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$32	$3
	Transfer of MPF Loans to real estate owned	41	36

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

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires the extensive use of management's estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. Prior period amounts have been reclassified to conform to the current period presentation. We adopted the new FASB guidance on the presentation of comprehensive income that was issued in June of 2011 effective January 1, 2012. Specifically, we adopted on a retrospective basis and elected to present comprehensive income in two separate consecutive statements. The new guidance did not change the items that are currently reported in our other comprehensive income or when an item of other comprehensive income must be reclassified into net income. As a result, the effect of the new guidance on our financial statements was limited to how we present our financial statements. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K (2011 Form 10-K) filed with the SEC.

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

Changes in Accounting Policies

Fair Value Measurement and Disclosures

In May of 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments serve to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, or change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments became effective on a prospective basis January 1, 2012. Upon adoption, we elected the “portfolio exception” for purposes of determining the nonperformance risk adjustment, if any, to the fair value of our derivative instruments. The “portfolio exception” allows for the nonperformance risk adjustment to the fair value of our derivative assets and derivative liabilities to be measured based on the net counterparty position (i.e. the price that would be received to sell a net long position or transfer a net short position for a particular credit risk exposure), rather than the individual values of financial instruments within the portfolio (i.e., the gross position). The new guidance did not have a material effect on our operating activities and financial statements at the time of adoption. Refer to Note 15 - Fair Value Accounting for the new disclosures.

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

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Asset Classification and Charge-offs

On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. We are currently assessing the provisions of AB 2012-02 in coordination with the FHFA and therefore have not yet determined when we will implement the guidance, or its effect on our operating activities or financial statements.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income -
Federal Funds sold	$—	$—	$1	$2
Securities purchased under agreements to resell	1	1	2	4
Interest bearing deposits	1	—	1	—

Investment securities -
Trading	14	17	31	31
Available-for-sale	161	162	326	327
Held-to-maturity	110	130	224	265
Total investment securities	285	309	581	623

Advances	46	62	94	130
Advance prepayment fees, net of fair value hedge adjustments of $(2), $(7), $(24), and $(7)	9	5	35	5
Total Advances	55	67	129	135

MPF Loans held in portfolio	147	194	302	395
Less: Credit enhancement fees	(4)	(2)	(6)	(4)
MPF Loans held in portfolio, net	143	192	296	391

Total interest income	485	569	1,010	1,155

Interest expense -
Securities sold under agreements to repurchase	—	5	—	9

Consolidated obligations -
Discount notes	77	92	153	190
Bonds	255	328	531	673
Total consolidated obligations	332	420	684	863

Subordinated notes	15	14	29	28
Total interest expense	347	439	713	900

Net interest income before provision for credit losses	138	130	297	255
Provision for credit losses	2	3	8	9
Net interest income	$136	$127	$289	$246

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

Pledged Collateral

We enter into bilateral collateral agreements and execute derivatives and other transactions with major banks and broker-dealers. We pledge investment securities as collateral under these agreements. See Note 9 - Derivatives and Hedging Activities.

Trading Securities

The following table presents the fair value of our trading securities:

As of	June 30, 2012	December 31, 2011
U.S. Government & other government related	$1,888	$2,737
MBS:
GSE residential	155	195
Government-guaranteed residential	3	3
Total MBS	158	198
Total trading securities	$2,046	$2,935

At June 30, 2012, and 2011, we had net year-to-date unrealized gains (losses) of $(25) million and $(21) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Fair Value
As of June 30, 2012
U.S. Government & other government related	$760	$—	$62	$(2)	$820
FFELP ABS	7,425	—	486	(41)	7,870

MBS:
GSE residential	11,516	—	768	(109)	12,175
Government-guaranteed residential	2,806	—	163	—	2,969
Private-label residential	84	(21)	—	(1)	62
Total MBS	14,406	(21)	931	(110)	15,206
Total	$22,591	$(21)	$1,479	$(153)	$23,896

As of December 31, 2011
U.S. Government & other government related	$947	$—	$56	$(2)	$1,001
FFELP ABS	7,796	—	398	(35)	8,159

MBS:
GSE residential	11,565	—	658	(91)	12,132
Government-guaranteed residential	2,831	—	130	—	2,961
Private-label residential	90	(26)	—	(1)	63
Total MBS	14,486	(26)	788	(92)	15,156
Total	$23,229	$(26)	$1,242	$(129)	$24,316

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of June 30, 2012
U.S. Government & other government related	$2,594	$—	$2,594	$126	$—	$2,720
State or local housing agency	26	—	26	—	—	26

MBS:
GSE residential	5,032	—	5,032	413	—	5,445
Government-guaranteed residential	1,373	—	1,373	41	—	1,414
Private-label residential	1,988	(416)	1,572	177	(18)	1,731
Total MBS	8,393	(416)	7,977	631	(18)	8,590
Total	$11,013	$(416)	$10,597	$757	$(18)	$11,336

As of December 31, 2011
U.S. Government & other government related	$2,573	$—	$2,573	$104	$—	$2,677
State or local housing agency	27	—	27	—	—	27

MBS:
GSE residential	5,761	—	5,761	423	—	6,184
Government-guaranteed residential	1,414	—	1,414	34	—	1,448
Private-label residential	2,168	(466)	1,702	145	(52)	1,795
Total MBS	9,343	(466)	8,877	602	(52)	9,427
Total	$11,943	$(466)	$11,477	$706	$(52)	$12,131

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods under 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions because we expect to recover the entire amortized cost basis, we do not intend to sell these securities, and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. In the tables below, in cases where the fair value or gross unrealized losses for an investment category is insignificant, we don't report a balance.

Available-for-Sale Securities

	Less than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of June 30, 2012
U.S. Government & other government related	$82	$(2)	$—	$—		$82	$(2)
FFELP ABS	112	(1)	1,141	(40)		1,253	(41)

MBS:
GSE residential	4,115	(109)	—	—		4,115	(109)
Private-label residential	—	—	62	(22)	[a]	62	(22)	[a]
Total MBS	4,115	(109)	62	(22)		4,177	(131)
Total available-for-sale securities	$4,309	$(112)	$1,203	$(62)		$5,512	$(174)

As of December 31, 2011
U.S. Government & other government related	$98	$(2)	$—	$—		$98	$(2)
FFELP ABS	223	(3)	1,203	(32)		1,426	(35)

MBS:
GSE residential	4,073	(91)	—	—		4,073	(91)
Government-guaranteed residential	33	—	80	—		113	—
Private-label residential	—	—	63	(27)	[a]	63	(27)	[a]
Total MBS	4,106	(91)	143	(27)		4,249	(118)
Total available-for-sale securities	$4,427	$(96)	$1,346	$(59)		$5,773	$(155)

[a]	Includes $33 million and $28 million of gross unrealized/unrecognized recoveries in fair value at June 30, 2012, and at December 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2012
U.S. Government & other government related	$17	$—	$—	$—	$17	$—

MBS:
GSE residential	—	—	37	—	37	—
Private-label residential	—	—	1,578	(434)	1,578	(434)
Total MBS	—	—	1,615	(434)	1,615	(434)
Total held-to-maturity securities	$17	$—	$1,615	$(434)	$1,632	$(434)

As of December 31, 2011
U.S. Government & other government related	$7	$—	$—	$—	$7	$—

MBS:
GSE residential	—	—	37	—	37	—
Private-label residential	—	—	1,653	(518)	1,653	(518)
Total MBS	—	—	1,690	(518)	1,690	(518)
Total held-to-maturity securities	$7	$—	$1,690	$(518)	$1,697	$(518)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2012	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$805	$812
Due after one year through five years	—	—	65	66
Due after five years through ten years	253	272	515	532
Due after ten years	507	548	1,235	1,336
Total	$760	$820	$2,620	$2,746

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

In cases where the fair value of a private-label MBS is less than its amortized cost basis at the balance sheet date, we assess whether its entire amortized cost basis will be recovered. Specifically, we perform a cash flow analysis for substantially all of these securities that utilizes two models provided by independent third parties.

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

Our housing price forecast as of June 30, 2012 assumed current-to-trough home price declines ranging from 0.0% (for those housing markets that are believed to have reached their trough) to 6.0%. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3- to 9-month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. For the vast majority of markets, the declines were projected to be in the narrower range from 1% to 4% over the 3-month period beginning April 1, 2012.

The following table presents the projected home price recovery by future month.

As of June 30, 2012	Recovery Range Annualized %
Months	Low	High
1-6	0.0%	2.8%
7-18	0.0%	3.0%
19-24	1.0%	4.0%
25-30	2.0%	4.0%
31-42	2.0%	5.0%
43-66	2.0%	6.0%
Thereafter	2.3%	5.6%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The table below presents the inputs we used to measure the amount of the credit loss recognized in earnings during the current period attributable to OTTI securities. The model used to estimate cash flows classifies the OTTI securities as either prime, Alt-A, or subprime based on an assessment as of the current period rather than the classification at the time of issuance.

		Prepayment Rates			Default Rates			Loss Severities			Credit Enhancement
		%	Range %		%	Range %		%	Range %		%	Range %
As of June 30, 2012	Unpaid Principal Balance	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High

2006	$588	7.0	6.0	8.0	35.0	30.0	43.0	41.0	37.0	47.0	1.0	—	7.0
2004 & prior	2	29.0	29.0	29.0	—	—	—	—	—	—	41.0	41.0	41.0
Total Prime	590	8.0	6.0	29.0	35.0	—	43.0	41.0	—	47.0	1.0	—	41.0
2006	23	5.0	5.0	5.0	41.0	41.0	41.0	57.0	57.0	57.0	5.0	5.0	5.0
Total Alt-A	23	5.0	5.0	5.0	41.0	41.0	41.0	57.0	57.0	57.0	5.0	5.0	5.0
Total	$613	7.0	5.0	29.0	35.0	—	43.0	42.0	—	57.0	1.0	—	41.0

In the following two tables, we classify our private-label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security based on the issuer's classification, or as published by a nationally recognized statistical rating organization (NRSRO), at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

The following table presents the current outstanding balances on private-label MBS that were other-than-temporarily impaired at some point during the life of the securities. This table does not include HTM and AFS securities that are in an unrealized loss position, which have not had an OTTI charge during the life of the security.

As of June 30, 2012	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value
Private-label residential MBS:
Alt-A	$129	$82	$61	$61
Total OTTI AFS securities	$129	$82	$61	$61

Private-label residential MBS:
Prime	$1,471	$1,141	$848	$1,003
Subprime	863	564	441	454
Total OTTI HTM securities	$2,334	$1,705	$1,289	$1,457

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

We recognized OTTI as presented in the following table. Net non-credit portion reclassified (from) to AOCI represents the net amount of impairment losses recognized into earnings from AOCI or reclassified to AOCI from earnings.

	Total OTTI	Net Non-credit Portion (from) to AOCI	OTTI Credit Portion
Three months ended June 30, 2012
Prime	$—	$(14)	$(14)
Alt-A	—	—	—
Subprime	—	—	—
Total OTTI	$—	$(14)	$(14)

Three months ended June 30, 2011
Prime	$—	$(17)	$(17)
Alt-A	—	(1)	(1)
Subprime	(9)	4	(5)
Total OTTI	$(9)	$(14)	$(23)

Six months ended June 30, 2012
Prime	$—	$(14)	$(14)
Alt-A	—	—	—
Subprime	(2)	1	(1)
Total OTTI	$(2)	$(13)	$(15)

Six months ended June 30, 2011
Prime	$—	$(24)	$(24)
Alt-A	—	(6)	(6)
Subprime	(9)	(4)	(13)
Total OTTI	$(9)	$(34)	$(43)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

Three months ended June 30,	2012	2011
Beginning Balance	$712	$672

Additions:
Credit losses on securities for which OTTI was not previously recognized	—	—
Additional credit losses on securities for which an OTTI charge was previously recognized	14	23
Total OTTI credit losses recognized in the period	14	23

Reductions:
Securities sold, matured, paid down or prepaid over the period	—	(1)
Increases in cash flows expected to be collected, recognized over the remaining life of the security	(2)	—
Ending Balance	$724	$694

Six months ended June 30,
Beginning Balance	$712	$653

Additions:
Credit losses on securities for which OTTI was not previously recognized	—	—
Additional credit losses on securities for which an OTTI charge was previously recognized	15	43
Total OTTI credit losses recognized in the period	15	43

Reductions:
Securities sold, matured, paid down or prepaid over the period	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security	(3)	(2)
Ending Balance	$724	$694

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	June 30, 2012	December 31, 2011
Noncallable/nonputable	$12,325	$11,456
Callable	779	806
Putable	2,486	2,828
Total par value	15,590	15,090
Advance hedging adjustments	178	189
Other adjustments	29	12
Total advances	$15,797	$15,291

The following table presents our advances by redemption terms:

As of June 30, 2012	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$6,149	0.85%		$6,924	$8,441
One to two years	991	2.45%		891	980
Two to three years	1,179	2.10%		1,179	1,172
Three to four years	1,278	2.59%		928	699
Four to five years	1,594	3.54%		1,394	1,031
More than five years	4,399	1.60%	[a]	4,274	3,267
Total par value	$15,590	1.68%		$15,590	$15,590

[a]	Weighted average interest rate is due to the inclusion of a significant variable-rate advance.

Advances Concentration

As of June 30, 2012, the following advance borrowers exceeded 10% of our total advances outstanding: BMO Harris Bank N. A. with $2.4 billion or 15%, Associated Bank, National Association with $1.9 billion or 12%, and State Farm Bank, F.S.B. with $1.6 billion or 10% of total advances outstanding.

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

The following table presents information on MPF Loans held in our portfolio by contractual maturity at time of purchase. All are fixed-rate. Government is comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS). MPF Loans outstanding continue to decrease as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for loans being acquired under our affordable housing programs.

As of	June 30, 2012	December 31, 2011
Medium term (15 years or less)	$3,126	$3,810
Long term (greater than 15 years)	8,920	10,155
Total unpaid principal balance	12,046	13,965
Net premiums, credit enhancement and deferred loan fees	45	53
MPF hedging adjustments	119	145
Total before allowance for credit losses	12,210	14,163
Allowance for credit losses	(48)	(45)
Total MPF Loans held in portfolio, net	$12,162	$14,118

Conventional	$9,715	$11,433
Government	2,331	2,532
Total unpaid principal balance	$12,046	$13,965
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

Credit Products

For the periods presented, we had no credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to our credit products during the periods then ended. Based upon the collateral we held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we do not believe that any credit losses have been incurred on our credit products; accordingly, we have not recorded any allowance for credit losses for our credit products. Additionally, no liability was recorded to reflect an allowance for credit losses for our credit products with off-balance sheet credit exposures.

Conventional MPF Loans
MPF Risk Sharing Structure

For a definition of MPF Risk Sharing Structure see page F-36 in our 2011 Form 10-K. We share the risk of credit losses on conventional MPF Loan products with our PFIs (excluding the MPF Xtra product) by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment (MC). We require that conventional MPF Loans held in our portfolio be credit enhanced at inception so that our risk of loss is limited to be equivalent to the losses of an investor in an AA rated mortgage backed security. As a part of our methodology to determine the amount of credit enhancement necessary, we analyze the risk characteristics of each MPF Loan using a model licensed from an NRSRO. We use the model to evaluate loan data provided by the PFI as well as other relevant information.

The table below presents the impact of the MPF Risk Sharing Structure and severity rates on our allowance for credit losses. As of June 30, 2012, our Total Severity Rate for the MPF Risk Sharing Structure was 38.0%, which included a weighted average Credit Loss Severity Rate of 22.0% attributable to the MPF Loan pool and impaired collateral dependent MPF Loans. Comparable rates at December 31, 2011, were 35.0% and 19.3%. For detailed definitions of how Total Severity Rate and Credit Loss Severity Rate are calculated, see Loss Severity on page F-38 in our 2011 Form 10-K.

As of	June 30, 2012	December 31, 2011
Total estimated losses outstanding	$96	$97
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(23)	(23)
Our share of total losses	73	74
Less: non-credit losses [a]	(31)	(34)
Credit losses	42	40
Plus: other estimated credit losses in the remaining portfolio	6	5
Allowance for credit losses on conventional MPF Loans	$48	$45

[a]
Non-credit losses represent period costs on Real Estate Owned (REO), for example, real estate taxes and maintenance costs and the economic loss of interest income that was contractually due but which was not recognized in our financial statements as the impaired MPF Loans were placed on nonaccrual status.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the allowance for credit losses on conventional MPF Loans and the recorded investment by impairment methodology.

	June 30, 2012	June 30, 2011
For the three months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$49	$38
Losses charged to the allowance	(3)	(2)
Provision for credit losses	2	3
Balance, end of period	$48	$39

For the six months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$45	$33
Losses charged to the allowance	(5)	(3)
Provision for credit losses	8	9
Balance, end of period	$48	$39

As of	June 30, 2012	December 31, 2011
Allowance assigned to conventional MPF Loans-
Specifically identified and individually evaluated for impairment	$30	$26
Homogeneous pools of loans and collectively evaluated for impairment	18	19
Total	$48	$45

Recorded Investment in Conventional MPF Loans-
Individually evaluated for impairment - with an allowance	$197	$204
Collectively evaluated for impairment	9,716	11,470
Total	$9,913	$11,674

Government MPF Loans Held for Portfolio

We invest in fixed-rate government MPF Loans which are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), and/or by the Department of Housing and Urban Development (HUD). The PFI provides and maintains insurance or a guaranty from these agencies. The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government MPF Loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor, are absorbed by the servicing PFIs. Therefore, we only have credit risk for these loans if the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of our servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of the periods presented. Further, due to the government guarantee or insurance, these loans are not placed on nonaccrual status.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

	June 30, 2012			December 31, 2011
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$191	$135	$326	$222	$161	$383
Past due 60-89 days	60	45	105	74	55	129
Past due 90 days or more	278	243	521	303	248	551
Total past due	529	423	952	599	464	1,063
Total current	9,384	1,935	11,319	11,075	2,097	13,172
Total recorded investment	$9,913	$2,358	$12,271	$11,674	$2,561	$14,235
In process of foreclosure [a]	$177	$100	$277	$193	$63	$256
Serious delinquency rate [b]	2.83%	10.30%	4.27%	2.62%	9.69%	3.89%
Past due 90 days or more still accruing interest [c]	$114	$243	$357	$128	$248	$376
On nonaccrual status	$201	$—	$201	$211	$—	$211

[a]
Includes MPF Loans for which our master servicer has reported that the foreclosure process has been initiated or that our PFI servicer is seeking the deed to the underlying collateral in lieu of foreclosure.  It should be noted that although a MPF Loan is in the process of foreclosure, it does not necessarily mean that foreclosure is probable.

[b]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total recorded investment.

[c]
Consists of MPF Loans that are either government mortgage loans or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

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

In the event a borrower qualifies for a troubled debt restructuring under our program, we typically modify the borrower's monthly payment for a period of up to 36 months to try to achieve a target housing expense ratio of not more than 31% of their monthly qualifying income.   Any and all delinquent interest on the loan may be capitalized as long as the resulting principal balance does not exceed the original principal balance, otherwise all delinquent interest is written off.  Next, we re-amortize the new outstanding balance to reflect a principal and interest payment for a term not to exceed 40 years and attempt to achieve the target housing expense ratio. This results in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted.  If the target housing expense ratio is still not met, we reduce the interest rate in 0.125% increments below the original note rate, to a floor rate of 3.00% for up to 36 months, in an effort to further reduce principal and interest payments again, until the target housing expense ratio is met.

The following table shows our recorded investment balance in troubled debt restructured loans:

	June 30, 2012			December 31, 2011
As of	Performing [a]	Nonperforming [b]	Total	Performing [a]	Nonperforming [b]	Total
Conventional MPF Loans	$11	$4	$15	$6	$3	$9

[a]	Includes modified loans that are accruing interest.

[b]	Includes all other modified loans, including those that are on nonaccrual status, in foreclosure, or in bankruptcy.

Our recorded investment in troubled debt restructurings on our conventional MPF Loans that occurred during the three and six months ended June 30, 2012, was $4 million and $5 million. These amounts represent both the pre- and post- modification amounts recorded in our statement of condition as of the date the troubled debt restructurings were consummated. The pre- and post- modification amounts are the same as we did not record any write-offs either due to the forgiveness of principal or a direct write-off due to a confirmed loss.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Troubled debt restructurings that were modified during the previous 12 months that subsequently defaulted since the date of the modification were $8 million as of June 30, 2012.

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either date.

	June 30, 2012			December 31, 2011
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans with an allowance	$197	$196	$30	$204	$202	$26

The following table summarizes the average recorded investment of impaired MPF Loans and related interest recognized:

	June 30, 2012		June 30, 2011
For the periods ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months	$199	$2	$135	$2
Six months	201	5	127	3

Real Estate Owned

We had $46 million in REO, recorded in other assets, at June 30, 2012, and December 31, 2011.

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

These financing receivables are short-term and the recorded balance approximates fair value. All federal funds sold were repaid according to the contractual terms. Federal Funds are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due.

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

Our derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $54 million of collateral at fair value to our derivatives counterparties at June 30, 2012.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivatives, including cash collateral and related interest where we had the right to reclaim the collateral on derivative assets. The amounts where we had delivered excess collateral on derivative liabilities were insignificant for both periods presented.

	June 30, 2012			December 31, 2011
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$25,218	$136	$2,163	$28,240	$203	$2,099
Interest rate swaptions	—	—	—	370	32	—
Total	25,218	136	2,163	28,610	235	2,099
Derivatives not in hedge accounting relationships-
Interest rate swaps	31,298	903	784	38,159	927	785
Interest rate swaptions	7,290	173	—	4,820	179	—
Interest rate caps or floors	1,913	245	—	1,913	254	—
Mortgage delivery commitments	1,211	13	13	502	4	4
Total	41,712	1,334	797	45,394	1,364	789
Total before adjustments	$66,930	1,470	2,960	$74,004	1,599	2,888
Netting adjustments [a]		(1,393)	(1,393)		(1,461)	(1,461)
Exposure at fair value [b]		77	1,567		138	1,427
Cash collateral and related accrued interest		(25)	(1,497)		(98)	(1,221)
Derivative assets and liabilities		$52	$70		$40	$206

[a]	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions.

[b]	Includes net accrued interest receivable of $7 million as of June 30, 2012, and $13 million as of December 31, 2011.

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2012	2011	2012	2011
Fair value hedges -
Interest rate swaps	$(7)	$(1)	$(3)	$6
Other	—	(2)	1	(7)
Fair value hedges - ineffectiveness net gain (loss)	(7)	(3)	(2)	(1)

Cash flow hedges - ineffectiveness net gain (loss)	—	12	2	14

Economic hedges -
Interest rate swaps	(44)	(25)	(46)	(5)
Interest rate swaptions	18	(12)	18	(60)
Interest rate caps/floors	4	14	(9)	(10)
Interest rate futures/TBA	—	—	—	—
Net interest settlements	21	10	40	44
Economic hedges - net gain (loss)	(1)	(13)	3	(31)

Net gains (losses) on derivatives and hedging activities	$(8)	$(4)	$3	$(18)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Total Gain (Loss) Ineffectiveness Recognized in Derivatives and Hedging Activities	Effect of Derivatives on Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Three months ended June 30, 2012
Hedged item type -
Available-for-sale securities	$(113)	$109	$(4)	$(33)	$—
Advances	(16)	19	3	(21)	(1)
MPF Loans held for portfolio	2	(2)	—	(1)	(13)
Consolidated obligation bonds	31	(37)	(6)	42	(7)
Total	$(96)	$89	$(7)	$(13)	$(21)

Three months ended June 30, 2011
Hedged item type -
Available-for-sale securities	$(99)	$97	$(2)	$(35)	$—
Advances	(26)	29	3	(39)	(7)
MPF Loans held for portfolio	(5)	2	(3)	(2)	(11)
Consolidated obligation bonds	152	(153)	(1)	86	(9)
Total	$22	$(25)	$(3)	$10	$(27)

Six months ended June 30, 2012
Hedged item type -
Available-for-sale investments	$(77)	$75	$(2)	$(65)	$—
Advances	(8)	14	6	(45)	(24)
MPF Loans held for portfolio	1	—	1	(2)	(27)
Consolidated obligation bonds	7	(14)	(7)	80	(16)
Total	$(77)	$75	$(2)	$(32)	$(67)

Six months ended June 30, 2011
Hedged item type -
Available-for-sale investments	$(84)	$82	$(2)	$(67)	$—
Advances	17	(10)	7	(86)	(9)
MPF Loans held for portfolio	(6)	(2)	(8)	(5)	(25)
Consolidated obligation bonds	129	(127)	2	160	(18)
Total	$56	$(57)	$(1)	$2	$(52)

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

The following table presents our gains (losses) on our cash-flow hedging relationships. In the tables below, in cases where amounts are insignificant in the aggregate, we don't report a balance. See the Statements of Comprehensive Income on page 5 for more details on the effect of cash-flow hedges on AOCI.

	Effective Portion Recognized in AOCI Unrealized Gains (Losses)	Effective Portion Reclassified to Interest Income or Interest Expense Gain (Loss)	Ineffective Portion Recognized in Derivatives and Hedging Activities Gain (Loss)		Effect on Net Interest Income Gain (Loss) [a]
Three months ended June 30, 2012
Advances - interest rate floors	$—	$4	$—	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(2)	—		—
Consolidated obligation discount notes - interest rate swaps	(110)	(1)	—		(68)
Consolidated obligation bonds - interest rate swaps	—	(1)	—		—
Total	$(110)	$—	$—		$(68)
Three months ended June 30, 2011
Advances - interest rate floors	$—	$9	$12	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(4)	—		—
Consolidated obligation discount notes - interest rate swaps	(128)	(1)	—		(80)
Consolidated obligation bonds - interest rate swaps	—	(1)	—		—
Total	$(128)	$3	$12		$(80)
Six months ended June 30, 2012
Advances - interest rate floors	$—	$8	$—	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(4)	—		—
Consolidated obligation discount notes - interest rate swaps	(58)	(2)	2		(135)
Consolidated obligation bonds - interest rate swaps	—	(3)	—		—
Total	$(58)	$(1)	$2		$(135)
Six months ended June 30, 2011
Advances - interest rate floors	$—	$22	$12	[b]	$—
Consolidated obligation discount notes - interest rate caps	—	(8)	—		—
Consolidated obligation discount notes - interest rate swaps	(53)	(2)	2		(161)
Consolidated obligation bonds - interest rate swaps	—	(2)	—		—
Total	$(53)	$10	$14		$(161)

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of     derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

[b]	Represents the recognition of previously deferred cash flow hedge adjustments related to advances in cash flow hedge relationships that were prepaid during the period.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $9 million as of June 30, 2012. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 8 years.

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

As of June 30, 2012	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$9,132	2.64%	$24,403
One to two years	10,579	2.27%	6,824
Two to three years	3,255	2.57%	1,778
Three to four years	3,906	3.70%	2,786
Four to five years	4,015	2.17%	1,250
Thereafter	9,047	2.86%	2,893
Total par value	$39,934	2.64%	$39,934

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

	Carrying Value	Par Value	Weighted Average Interest Rate
As of June 30, 2012	$23,439	$23,443	0.05%
As of December 31, 2011	25,404	25,411	0.05%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2012	December 31, 2011
Noncallable	$22,077	$24,479
Callable	17,857	15,485
Total par value	39,934	39,964
Bond premiums (discounts), net	16	19
Hedging adjustments	(74)	(104)
Fair value option adjustments	(4)	1
Total consolidated obligation bonds	$39,872	$39,880

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Subordinated Notes

Our subordinated notes outstanding mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any FHLBs other than us. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable. For further description of our subordinated notes see Note 15 - Subordinated Notes in our 2011 Form 10-K.

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

Note 12 - Regulatory Actions

On April 18, 2012, the FHFA terminated the Consent Order to Cease and Desist (the C&D Order) that we entered into with the Federal Housing Finance Board in October 2007. The C&D Order placed several requirements on us, including among other things, restrictions on the repurchase and redemption of capital stock, prior approval of dividend declarations and submission of a revised Capital Plan, as further described in Note 16 - Regulatory Actions in our 2011 Form 10-K.

In connection with operating the Bank after termination of the C&D Order, our Board of Directors adopted a resolution on March 30, 2012, which included the following:

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

•
We must maintain retained earnings at a level equal to a “floor” amount, which is the greater of our retained earnings as of each immediately preceding year-end or $1.321 billion, and will not pay a dividend without prior written approval by the FHFA if the payment of such dividend would cause our retained earnings to be reduced below the “floor” amount. Our retained earnings at December 31, 2011, were $1.321 billion.

•
We will continue to execute and comply with our plan to repurchase excess capital stock of members over a period of time (Repurchase Plan) as approved by the FHFA in December 2011. Once the Repurchase Plan terminates, we will continue to repurchase excess capital stock held by members on a quarterly basis but only if we maintain compliance with the financial and capital thresholds set forth in the Repurchase Plan, as previously disclosed in Note 17 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) in our 2011 Form 10-K.

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

During the three and six months ended June 30, 2012, we repurchased excess capital stock (including capital stock reclassified as MRCS) totaling $150 million and $650 million in accordance with our Repurchase Plan as discussed in Repurchase of Excess Capital Stock on page F-56 in our 2011 10-K. At June 30, 2012, we had remaining excess capital stock of $433 million compared to $1.1 billion at December 31, 2011.

Our Repurchase Plan terminated by its terms effective upon our most recent repurchase of excess capital stock on May 15, 2012. However, pursuant to the resolution adopted our Board of Directors as discussed in Note 12 - Regulatory Actions, we continue to repurchase excess capital stock held by members if we maintain compliance with financial and capital thresholds set forth in the Repurchase Plan as discussed in Repurchase of Excess Capital Stock on page F-56 in our 2011 Form 10-K. On July 16, 2012, following our assessment that we met the thresholds for repurchase based on the financial results for the second quarter of 2012, we notified members of another repurchase opportunity and the process for requesting repurchase. In accordance with that process, we announced that we would repurchase excess capital stock of $150 million on August 15, 2012.

Capital Concentration

As of June 30, 2012, BMO Harris Bank N. A. had $254 million, or 14%, of our total capital stock outstanding. No other members had capital stock exceeding 10%.

Minimum Capital Requirements

After we implemented our new Capital Plan on January 1, 2012, we are required by regulation to maintain:

•
permanent capital equal to the sum of our (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement, all of which are calculated in accordance with rules and regulations of the FHFA. Permanent capital includes our retained earnings plus the amount paid in for our Class B stock, including Class B stock classified as mandatorily redeemable; and

•	a minimum ratio of total regulatory capital (which includes permanent capital plus any general allowance for losses) to total assets of 4.0%; and

•	a minimum ratio of leverage capital (which includes permanent capital multiplied by 1.5 plus any general allowance for losses) to total assets of 5.0%.

Total regulatory capital and permanent capital do not include accumulated other comprehensive income (loss). For further discussion of these minimum capital requirements, see Minimum Capital Requirements after Conversion to New Capital Structure on page F-54 of our 2011 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table details our minimum capital requirements at June 30, 2012, under our new Capital Plan:

	June 30, 2012
	Required	Actual
Risk-based capital	$1,501	$3,364
Capital-to-assets ratio (regulatory)	4.00%	4.90%
Regulatory capital	$2,746	$3,364
Leverage capital-to-assets ratio (regulatory)	5.00%	7.35%
Leverage capital	$3,432	$5,046

Detailed components of our Risk-Based Capital were as follows:

June 30, 2012
Credit risk	$1,126
Market risk	29
Operations risk	346
Total risk-based capital requirement	$1,501
Actual permanent capital	$3,364

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

Mandatorily Redeemable Capital Stock

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS)under conditions as further described in Mandatorily Redeemable Capital Stock on page F-55 in our 2011 Form 10-K. As of April 18, 2012, we are no longer required to obtain FHFA approval for such redemptions and repurchases, as further discussed in Note 12 - Regulatory Actions.

The following table shows a reconciliation of the dollar amounts in MRCS, along with the number of current and former members owning the related capital stock at period end:

June 30, 2012	Dollar Amount
MRCS at beginning of year	$4
Capital stock reclassified to MRCS	32
Redemption of MRCS	(26)
MRCS at end of period [a]	$10
Number of stockholders holding MRCS at period end	10

[a]	All MRCS outstanding at the end of the period are redeemable in five years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the income (loss) in AOCI for the periods indicated:

	Net Unrealized on AFS	Non-credit OTTI on AFS	Net Unrealized on HTM	Non-credit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total

Balance, December 31, 2010	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)
Net change in the period	157	11	1	95	(77)	—	187

Balance, June 30, 2011	$905	$(23)	$(7)	$(535)	$(638)	$2	$(296)

Balance, December 31, 2011	$1,113	$(26)	$(5)	$(466)	$(1,049)	$2	$(431)
Net change in the period	212	5	2	50	(59)	—	210

Balance, June 30, 2012	$1,325	$(21)	$(3)	$(416)	$(1,108)	$2	$(221)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15- Fair Value Accounting

Fair Value Measurement
We record trading securities, AFS securities, derivative assets, and derivative liabilities at fair value. We also carry advances and consolidated obligations at fair value when we elect the fair value option for them. The fair value amounts recorded on the statements of condition and presented in the note disclosures have been determined by us using available market information and our judgment of appropriate valuation methods. These estimates are based on pertinent information available to us as of the dates presented. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below, and other methods, are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on estimated fair value. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

Fair Value Hierarchy
The fair value hierarchy is used to prioritize the valuation techniques as well as the inputs used to measure fair value for assets and liabilities carried at fair value on the statements of condition. The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.
Outlined below is the application of the fair value hierarchy to our financial assets and financial liabilities that are carried at fair value or disclosed in the notes to the financial statements:
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
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following:

a. Quoted prices for similar assets or liabilities in active markets
b. Quoted prices for identical or similar assets, or liabilities, in markets that are not active
c. Inputs other than quoted prices, that are observable for the asset or liability, for example:
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

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no such transfers for the periods presented.

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

Unobservable Level 3 significant inputs of financial instruments that are carried at fair value in our statements of condition are disclosed below.

Private-Label Residential MBS

The significant unobservable inputs used by third party pricing services in the fair value measurement of our private-label residential MBS are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The table below provides the investment securities in which fair value is provided to us by third party pricing services.

			Range of Pricing Services Values
As of June 30, 2012	Portfolios	Fair Value	Minimum	Maximum
Private-label residential MBS - OTTI	AFS	$62	$56	$68
Private-label residential MBS - OTTI	HTM	2	2	2

Derivative Assets

The following table shows the range of values for our derivative assets that are carried at fair value under a fair value hedge strategy on our statements of condition using Level 3 significant inputs.

As of June 30, 2012	Fair Value	Minimum	Maximum
Derivative Assets	$36	$36	$36

Consolidated obligations

The following table shows the applicable curve of our consolidated obligations that are carried at fair value under a fair value hedge strategy on our statements of condition using Level 3 significant inputs.

As of June 30, 2012	Significant Inputs Curve	Fair Value
Non-callable consolidated obligation bonds	CO	$85

Impaired MPF Loans and Real Estate Owned

The following table shows the fair values of our impaired MPF Loans and Real Estate Owned which are valued using Level 3 inputs on a nonrecurring basis at the time of impairment using broker price opinions. If a current broker price opinion is not available, we estimate fair value using internal discounted cash flow models based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs. See Note 8 - Allowance for Credit Losses for further details. Significant increases (decreases) in the loss severity rate input in isolation may result in a significantly lower (higher) fair value measurement.

As of June 30, 2012	Fair Value
Impaired MPF Loans	$184
Real estate owned written down to fair value during the quarter	14

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Estimates for Financial Instruments

The following tables are a summary of fair value estimates and for the current period table the related level in the fair value hierarchy for financial instruments. It excludes non-financial items, for example, real estate owned. The carrying amounts in the following tables are recorded in the statements of condition under the indicated captions. These tables do not represent an estimate of the overall market value of us as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.

June 30, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment/ Cash Collateral [a]
Financial Assets
Cash and due from banks	$24	$24	$24	$—		$—		$—
Federal Funds sold	1,697	1,697	—	1,697		—		—
Securities purchased under agreements to resell	2,100	2,100	—	2,100		—		—
Trading securities	2,046	2,046	—	2,046		—		—
Available-for-sale securities	23,896	23,896	—	23,834		62		—
Held-to-maturity securities	10,597	11,336	—	9,605		1,731		—
Advances	15,797	16,093	—	16,093		—		—
MPF Loans held in portfolio, net	12,162	13,110	—	12,926		184		—
Accrued interest receivable	135	135	—	135		—		—
Derivative assets	52	52	—	1,434	[b]	36	[b]	(1,418)

Financial Liabilities
Deposits	$727	$727	$—	$727		$—		$—
Securities sold under agreements to repurchase	—	—	—	—		—		—
Consolidated obligations -
Discount notes	23,439	23,439	—	23,439		—		—
Bonds	39,872	41,872	—	41,787		85	[c]	—
Accrued interest payable	171	171	—	171		—		—
Mandatorily redeemable capital stock	10	10	10	—		—		—
Derivative liabilities	70	70	—	2,960		—		(2,890)
Subordinated notes	1,000	1,138	—	1,138	[b]	—		—

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

[b]
Our derivative assets are, in part, secured with cash collateral as described in Note 9 - Derivatives and Hedging Activities. We also provide cash collateral to our counterparties in order to secure our derivative liabilities. We do not reclassify the amount of cash collateral as Level 1, even though on a standalone basis it would be considered Level 1 within the fair value hierarchy. This is because we elected the portfolio exception for purposes of measuring the credit risk adjustment component of fair value for our derivative assets and liabilities. Specifically, we view our net derivative assets or liabilities as a single unit of account for purposes of classifying the total balance within the fair value hierarchy. Accordingly, from a single unit of account perspective, we classify our derivative assets and liabilities as either Level 2 or Level 3 within the fair value hierarchy.

[c]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

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

As of June 30, 2012	Level 1	Level 2		Level 3		Netting Adjustment [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$1,888		$—		$—	$1,888
GSE residential MBS	—	155		—		—	155
Governmental-guaranteed residential MBS	—	3		—		—	3
Total Trading Securities	—	2,046		—		—	2,046
AFS securities:
U.S. Government & other government related	—	820		—		—	820
FFELP ABS	—	7,870		—		—	7,870
GSE residential MBS	—	12,175		—		—	12,175
Government-guaranteed residential MBS	—	2,969		—		—	2,969
Private-label residential MBS	—	—		62		—	62
Total AFS Securities	—	23,834		62		—	23,896
Advances	—	9		—		—	9
Derivative assets	—	1,434	[b]	36	[b]	(1,418)	52
Total assets at fair value	$—	$27,323		$98		$(1,418)	$26,003
Level 3 as a percent of total assets at fair value				0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(4,135)		$—		$—	$(4,135)
Consolidated obligation bonds	—	(7,017)		(85)	[c]	—	(7,102)
Derivative liabilities	—	(2,960)	[b]	—		2,890	(70)
Total liabilities at fair value	$—	$(14,112)		$(85)		$2,890	$(11,307)
Level 3 as a percent of total liabilities at fair value				0.8%

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

[b]
Our derivative assets are, in part secured with cash collateral as described in Note 9 - Derivatives and Hedging Activities. We also provide cash collateral to our counterparties in order to secure our derivative liabilities. We do not reclassify the amount of cash collateral as Level 1, even though on a standalone basis it would be considered Level 1 within the fair value hierarchy. This is because we elected the portfolio exception for purposes of measuring the credit risk adjustment component of fair value for our derivative assets and liabilities. Specifically, we view our net derivative assets or liabilities as a single unit of account for purposes of classifying the total balance within the fair value hierarchy. Accordingly, from a single unit of account perspective, we classify our derivative assets and liabilities as either Level 2 or Level 3 within the fair value hierarchy.

[c]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2011	Level 1	Level 2		Level 3		Netting Adjustment [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$2,737		$—		$—	$2,737
GSE residential MBS	—	195		—		—	195
Governmental-guaranteed residential MBS	—	3		—		—	3
Total Trading Securities	—	2,935		—		—	2,935
AFS securities:
U.S. Government & other government related	—	1,001		—		—	1,001
FFELP ABS	—	8,159		—		—	8,159
GSE residential MBS	—	12,132		—		—	12,132
Government-guaranteed residential MBS	—	2,961		—		—	2,961
Private-label residential MBS	—	—		63		—	63
Total AFS Securities	—	24,253		63		—	24,316
Advances	—	9		—		—	9
Derivative assets	—	1,562	[b]	37	[b]	(1,559)	40
Total assets at fair value	$—	$28,759		$100		$(1,559)	$27,300
Level 3 as a percent of total assets at fair value				0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(11,466)		$—		$—	$(11,466)
Consolidated obligation bonds	—	(2,631)		(87)	[c]	—	(2,718)
Derivative liabilities	—	(2,888)	[b]	—		2,682	(206)
Total liabilities at fair value	$—	$(16,985)		$(87)		$2,682	$(14,390)
Level 3 as a percent of total liabilities at fair value				0.6%

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

[b]
Our derivative assets are, in part, secured with cash collateral as described in Note 9 - Derivatives and Hedging Activities. We also provide cash collateral to our counterparties in order to secure our derivative liabilities. We do not reclassify the amount of cash collateral as Level 1, even though on a standalone basis it would be considered Level 1 within the fair value hierarchy. This is because we elected the portfolio exception for purposes of measuring the credit risk adjustment component of fair value for our derivative assets and liabilities. Specifically, we view our net derivative assets or liabilities as a single unit of account for purposes of classifying the total balance within the fair value hierarchy. Accordingly, from a single unit of account perspective, we classify our derivative assets and liabilities as either Level 2 or Level 3 within the fair value hierarchy.

[c]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2011	$63	$37	$(87)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	1	(1)	2
Included in net change in fair value on OTTI AFS securities in OCI	5	—	—
Paydowns and settlements	(7)	—	—
At June 30, 2012	$62	$36	$(85)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$1	$(1)	$2

At December 31, 2010	$76	$29	$(78)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	—	—
Included in net change in fair value on OTTI AFS securities in OCI	5	—	—
Paydowns and settlements	(8)	—	—
At June 30, 2011	$73	$29	$(78)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$—	$—

Assets Measured at Fair Value on a Nonrecurring Basis

The table below presents assets that are measured at fair value on a nonrecurring basis as of the dates shown. These assets are subject to being measured at fair value as a result of becoming impaired during the reporting period or in the case of REO when fair value declines during the reporting period. Held-to-maturity, private-label residential MBS are measured at fair value using the same methodology and significant assumptions utilized for available-for-sale private-label residential MBS. If available, broker price opinions are used to measure impaired MPF Loans or REO. If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs. See Note 8 - Allowance for Credit Losses for further details. Significant increases (decreases) in the loss severity rate input in isolation may result in a significantly lower (higher) fair value measurement.

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Held-to-maturity - Private-label residential MBS	$—	$—	$2	$—	$—	$9
Impaired MPF Loans	—	—	184	—	—	193
Real estate owned	—	—	14	—	—	16
Total non-recurring assets	$—	$—	$200	$—	$—	$218

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Option
We elected the fair value option for advances, discount notes, and short-term consolidated obligation bonds for which hedge accounting treatment may not be achieved. Specifically, hedge accounting may not be achieved in cases where it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance even though the interest rate swaps used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of the advance, discount note, and short-term consolidated obligation bonds with the interest rate swap economically hedging it.

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

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	June 30, 2012			June 30, 2011
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$9	$(3,132)	$(9,268)	$6	$(5,479)	$(2,501)
New transactions elected for fair value option	—	(6,565)	—	3	(3,300)	(150)
Maturities and extinguishments	—	2,680	5,136	—	4,705	1,450
Net gain (loss) on instruments held at fair value	—	2	—	—	(8)	—
Change in accrued interest and other	—	(2)	(3)	—	9	(1)
Balance end of period	$9	$(7,017)	$(4,135)	$9	$(4,073)	$(1,202)

For the six months ended
Balance beginning of period	$9	$(2,631)	$(11,466)	$4	$(9,425)	$(4,864)
New transactions elected for fair value option	—	(8,890)	—	5	(4,159)	(150)
Maturities and extinguishments	—	4,500	7,336	—	9,519	3,816
Net gain (loss) on instruments held at fair value	—	6	2	—	(13)	—
Change in accrued interest and other	—	(2)	(7)	—	5	(4)
Balance end of period	$9	$(7,017)	$(4,135)	$9	$(4,073)	$(1,202)
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

	June 30, 2012			December 31, 2011
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$9	$9	$—	$9	$9	$—
Consolidated obligation bonds	(7,020)	(7,017)	(3)	(2,630)	(2,631)	1
Consolidated obligation discount notes	(4,135)	(4,135)	—	(11,465)	(11,466)	1

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 16 – Commitments and Contingencies

The following table shows our commitments outstanding but not yet incurred or recorded in our statements of condition.

As of	June 30, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$3,815	$—	$3,815	$150	$—	$150
Member standby letters of credit	286	281	567	296	273	569
Housing authority standby bond purchase agreements	70	396	466	44	282	326
MPF Xtra mortgage purchase commitments which will be concurrently resold to Fannie Mae	603	—	603	250	—	250
MPF Loan mortgage purchase commitments for portfolio	5	—	5	1	—	1
Advance commitments	243	212	455	—	—	—
Total	$5,022	$889	$5,911	$741	$555	$1,296

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

	June 30, 2012	December 31, 2011
Assets - Advances	$2,513	$3,515
Liabilities - Deposits	83	69
Equity - Capital Stock	270	399

Other FHLBs

Material amounts of transactions with other FHLBs, if any, are parenthetically identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	June 30, 2012	March 31, 2012	December 31, 2011		September 30, 2011	June 30, 2011
Selected statements of condition data
Total investments [a]	$40,336	$40,182	$40,503		$43,142	$40,560
Advances	15,797	14,739	15,291		14,294	17,315
MPF Loans held in portfolio	12,210	13,181	14,163		15,246	16,114
Allowance for credit losses	(48)	(49)	(45)		(41)	(39)
Total assets	68,641	68,908	71,255		73,251	77,078
Consolidated obligations -
Discount notes	23,439	22,424	25,404		19,830	16,619
Bonds	39,872	41,048	39,880		45,880	52,535
Total consolidated obligations, net	63,311	63,472	65,284		65,710	69,154
Mandatorily redeemable capital stock	10	14	4		530	533
Capital stock	1,850	1,908	2,402		2,390	2,352
Total retained earnings	1,504	1,436	1,321		1,305	1,165
Accumulated other comprehensive income (loss)	(221)	(387)	(431)		(373)	(296)
Total capital	3,133	2,957	3,292		3,322	3,221
Other selected data at period end
MPF Xtra loan volume funded - total system	$1,334	$1,170	$1,281		$768	$336
MPF Xtra loan volume funded - Chicago PFIs	709	683	775		494	220
MPF Xtra loans outstanding [b]	8,630	7,863	7,234		6,652	6,083
Regulatory capital to assets ratio [c]	4.90%	4.87%	6.35%		6.86%	6.29%
Market value of equity to book value of equity	97%	94%	90%		92%	95%
All FHLBs consolidated obligations outstanding (par)	$685,195	$658,015	$691,868		$696,606	$727,475
Number of members	767	767	767		766	764
Total employees (full and part time)	312	301	296		300	304
Total investments as a percent of total assets	59%	58%	57%		59%	53%
Advances as a percent of total assets	23%	21%	21%		20%	22%
MPF Loans as a percent of total assets	18%	19%	20%		21%	21%
Selected statements of income data
Net interest income before provision for credit losses	$138	$159	$148		$134	$130
Provision for credit losses	2	6	7		3	3
OTTI (loss), credit portion	(14)	(1)	(11)		(14)	(23)
Other non-interest gain (loss) excluding OTTI	(13)	7	(23)		75	(20)
Non-interest expense	32	30	83	[d]	36	29
Net income	69	116	16		141	41
Cash dividends	1	1	—	*	1	1
Selected annualized ratios and data
Return on average assets - Quarter	0.39%	0.66%	0.09%		0.75%	0.20%
Return on average assets - Year to date	0.52%	0.66%	0.28%		0.34%	0.16%
Return on average equity - Quarter	9.28%	15.93%	2.07%		17.45%	5.20%
Return on average equity - Year to date	12.57%	15.93%	7.22%		8.92%	4.40%
Average equity to average assets	4.21%	4.11%	4.21%		4.31%	3.90%
Non-interest expense to average assets	0.18%	0.17%	0.45%		0.19%	0.14%
Net yield on interest-earning assets	0.80%	0.91%	0.82%		0.73%	0.65%
Return on average Regulatory Capital spread to three month LIBOR index	7.76%	12.63%	1.10%		13.28%	3.76%
Dividend payout ratio	1.92%	0.52%	3.56%		0.41%	1.43%

*	Less than $1 million

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF Xtra outstanding loans are not held on our statements of condition. MPF Xtra loans purchased from PFIs are concurrently sold to Fannie Mae. See MPF Program Design beginning on page 10 in our 2011 Form 10-K.

[c]
Effective January 1, 2012, we implemented a new Capital Plan that resulted in a change to the calculation of our regulatory capital to assets ratio. See Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q.

[d]	December 31, 2011, non-interest expense included an additional $50 million charge for AHP. See Note 13 - Affordable Housing Program (AHP) to the financial statements in our 2011 Form 10-K.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•
our ability to stabilize our capital base after implementing our new capital structure, our ability to meet required conditions to repurchase and redeem capital stock from our members (including maintaining compliance with our minimum regulatory capital requirements and determining that our financial condition is sound enough to support such repurchases), and the amount and timing of such repurchases or redemptions;

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

•	the pace of technological change and our ability to develop and support technology and information systems; our ability to attract and retain skilled employees;

•	the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities; and

•	our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2012 Financial Highlights

•
We recorded net income of $69 million for the second quarter of 2012, 68% more than net income of $41 million in the second quarter of 2011, due to a strong base of net interest income, reduced OTTI charges ($14 million compared to $23 million in the second quarter of last year), and the elimination of our REFCORP assessments. Net interest income of $136 million was 7% higher than net interest income of $127 million in the second quarter of last year, in part because maturing debt was reissued at lower rates. Advance prepayment fee income of $9 million (net of fair value hedge adjustments) was $4 million higher than net prepayment fees recognized in the second quarter of last year, but $17 million less than net prepayment fees in the first quarter of 2012. While we continue to generate sound net interest income, we cannot predict the impact on future earnings of prepayment fees, OTTI credit losses, or hedging expenses.

•
Advances outstanding at June 30, 2012, were $15.8 billion, 3% higher than the year-end level of $15.3 billion. We are talking to members - including those with significant liquidity on their balance sheets - about how advances can benefit their long-term earnings and interest rate risk management goals, even in this low-rate environment.

•
MPF Loans held in portfolio were $12.2 billion at the end of the second quarter, down $1.9 billion (14%) from $14.1 billion at year-end 2011. The reduction is consistent with our 2008 decision not to add MPF Loans to our balance sheet. MPF Xtra loan volume was $709 million for our PFIs and $1.3 billion for the program overall during the quarter. In addition, some members are selling loans through traditional risk-sharing MPF products, which are participated to another FHLB.

•
Total investment securities decreased $2.2 billion (6%) from year-end 2011 to $36.5 billion at the end of the second quarter of 2012, as investments matured or paid down. Total assets fell $2.7 billion (4%) from year-end 2011 to $68.6 billion at June 30, 2012. We anticipate that the overall size of the Bank will continue to fall as MPF Loans and investment securities mature or pay down.

•
As a result of our net income, our retained earnings have grown to $1.5 billion, providing a level of protection for member capital. In addition, our profitable results and retained earnings have made it possible to fulfill our commitment to returning liquidity to members' investments in the Bank through the repurchase and redemption of $1.2 billion in capital stock since late 2011. We recently announced that we expect to repurchase $150 million in excess capital stock on August 15, 2012.

•	We are in compliance with all of our regulatory capital requirements.

Summary and Outlook

Our overarching goal is to deliver the products and services that our members require while operating a financially strong, limited-risk, member-focused institution scaled to member demand. In order to do so, we must:

•	Continue to generate consistent, profitable results while extending the benefits of our funding advantage to members while paying a reasonable dividend;

•	Make it easier to transact business with us;

•	Maximize member borrowing capacity through the expansion of collateral;

•	Expand the product options of and member participation in the MPF Program; and

•	Integrate our community investment programs with our members' social investment goals.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Net Interest Income

Net interest income is the difference between interest income that we receive on our interest earning assets and the interest expense we pay on interest bearing liabilities after accounting for the following in accordance with GAAP:

•	Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;

•	Amortization of premiums;

•	Accretion of discounts;

•	Amortization of hedge adjustments;

•	Advance prepayment fees; and

•	MPF credit enhancement fees.

The tables below present the increase or decrease in interest income and expense before the provision for credit losses due to volume or rate variances. Any change due to the combined volume/rate variance has been allocated ratably to volume and rate. The calculation of these components includes the following considerations:

•	Average daily balances are computed using historical amortized cost balances except for items carried under the fair value option which include changes in fair value.

•
Nonaccrual MPF Loans held in portfolio are included in average daily balances used to determine the effective yield/rate. Interest income on MPF Loans includes amortization as detailed in MPF Loans Held in Portfolio, net on page 56.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	June 30, 2012				June 30, 2011				Increase (decrease) due to
For the three months ended	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest		Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and deposit income	$5,992	$2		0.13%	$8,449	$1		0.05%	$—	$1	$1
Investments	35,585	285		3.20%	38,054	309		3.25%	(20)	(4)	(24)
Advances	15,332	55		1.43%	17,037	67		1.57%	(7)	(5)	(12)
MPF Loans held in portfolio	12,407	143		4.61%	16,209	192		4.74%	(45)	(4)	(49)
Total Interest Income on Assets	69,316	485		2.80%	79,749	569		2.85%	(72)	(12)	(84)
Deposits	677	—		—%	699	—		—%	—	—	—
Securities sold under agreements to repurchase	—	—		—%	1,200	5		1.67%	(5)	—	(5)
Consolidated obligation discount notes	25,021	77		1.23%	20,453	92		1.80%	21	(36)	(15)
Consolidated obligation bonds	40,146	255		2.54%	53,282	328		2.46%	(81)	8	(73)
Mandatorily redeemable capital stock	13	—	*	0.25%	532	—	*	0.10%	—	—	—
Subordinated notes	1,000	15		6.00%	1,000	14		5.60%	—	1	1
Total Interest Expense on Liabilities	66,857	347		2.08%	77,166	439		2.28%	(65)	(27)	(92)
Net yield on interest-earning assets	$69,316	$138		0.80%	$79,749	$130		0.65%	$(7)	$15	$8

*	Less than $1 million

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	June 30, 2012				June 30, 2011				Increase (decrease) due to
For the six months ended	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest		Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and deposit income	$5,275	$4		0.15%	$10,069	$6		0.12%	$(3)	$1	$(2)
Investments	36,359	581		3.20%	38,578	623		3.23%	(36)	(6)	(42)
Advances	15,148	129		1.70%	17,476	135		1.54%	(18)	12	(6)
MPF Loans held in portfolio	12,879	296		4.60%	16,687	391		4.69%	(89)	(6)	(95)
Total Interest Income on Assets	69,661	1,010		2.90%	82,810	1,155		2.79%	(146)	1	(145)
Deposits	695	—		—%	748	—		—%	—	—	—
Securities sold under agreements to repurchase	61	—		—%	1,200	9		1.50%	(9)	—	(9)
Consolidated obligation discount notes	25,801	153		1.19%	22,519	190		1.69%	28	(65)	(37)
Consolidated obligation bonds	39,458	531		2.69%	54,332	673		2.48%	(184)	42	(142)
Mandatorily redeemable capital stock	8	—	*	0.18%	534	—	*	0.10%	—	—	—
Subordinated notes	1,000	29		5.80%	1,000	28		5.60%	—	1	1
Total Interest Expense on Liabilities	67,023	713		2.13%	80,333	900		2.24%	(165)	(22)	(187)
Net yield on interest-earning assets	$69,661	$297		0.85%	$82,810	$255		0.62%	$19	$23	$42

*	Less than $1 million

Net interest income changed mainly due to the following:

•
Investment income declined primarily due to the decline in average investment balances as securities matured or paid down with proceeds primarily being used to pay down our consolidated obligation discount notes as well as to redeem our capital stock rather than being reinvested in investment securities. Yields on securities also declined slightly in line with market conditions. In connection with the approval of our Capital Plan the FHFA now requires, and our Board has passed, a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 24 in our 2011 Form 10-K. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we continue to make repurchases and redemptions of excess capital stock.

•
Interest income from advances decreased primarily due to the decline in average outstanding balances as members paid down advances over the past year or did not roll over maturing advances. Yield on advances for the comparative three months ended June 30 declined in line with the overall weakness in global market interest rates. Comparative yields for the six months ended June 30 show an increase due to an elevated level of prepayment fees of $26 million, net, that were recorded in the first quarter of 2012. We did not have a significant amount of prepayments fees in the second quarter of 2012 or in either of the first two quarters of 2011. See Note 4 - Interest Income and Interest Expense for details.

•
Interest income from MPF Loans continued to decline along with MPF Loans outstanding as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for loans being acquired under our affordable housing programs. Yields on MPF Loans also declined slightly as the higher yield loans in our portfolio are most likely to have higher prepayment rates than lower yielding loans. We expect these trends to continue.

•
The decline in interest income was more than offset by the reduction in interest expense on our consolidated obligation bonds. This reduction results in part from calling higher priced debt that was no longer needed as a result of our reduced funding needs for investments, advances, and MPF Loans. We were able to fund our balance sheet with consolidated obligation bonds and discount notes issued at lower interest rates relative to historical periods.

Net interest income also changed as a result of fair value and cash flow hedging activity. Specifically, the low interest rate environment resulted in negative net interest settlements attributable to open derivative hedging activity and the amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. See the tables of Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option starting on page 51 for further details.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months		Six Months
For the periods ended June 30,	2012	2011	2012	2011
OTTI impairment charges, credit portion	$(14)	$(23)	$(15)	$(43)
Trading securities	(11)	(11)	(25)	(22)
Derivatives and hedging activities	(8)	(4)	3	(18)
Instruments held at fair value option	2	(8)	8	(13)
Other, net
MPF Xtra and other MPF administration fees	3	2	5	5
All other	1	1	3	1
Total non-interest gain (loss)	$(27)	$(43)	$(21)	$(90)

OTTI impairment charges, credit portion

The amount of impairment charges declined as the economic conditions, and thus the significant inputs used to value our securities, were relatively consistent from the fourth quarter of 2011 through the second quarter of 2012. Although we actively monitor the credit quality of our MBS, it is not possible to predict whether we will have additional OTTI charges in the future. Future changes will depend on many factors including economic, financial market, and housing market conditions; and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities. Further, increases in the time period for processing foreclosures and foreclosure delays by several major mortgage servicers may result in loss severities beyond current expectations. See Note 5 - Investment Securities to the financial statements for further details on our OTTI, including the significant inputs used to model our impairment calculations in a base case scenario. Also see Critical Accounting Policies and Estimates on page 61 for a discussion on the sensitivity of OTTI to an adverse case scenario.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option

Details on the impact of these items, which include hedge ineffectiveness and economic hedge activity, are detailed in the following tables.

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Three months ended June 30, 2012
Amortization/accretion of hedging activities	$3	$—	$(13)	$(3)	$(8)	$(21)
Net interest settlements	(21)	(33)	(1)	(68)	42	(81)
Total hedging activities recorded in net interest income	(18)	(33)	(14)	(71)	34	(102)
Fair value hedges	2	(4)	—	—	(5)	(7)
Cash flow hedges	—	—	—	—	—	—
Economic hedges	—	—	(5)	—	4	(1)
Total recorded in derivatives and hedging activities	2	(4)	(5)	—	(1)	(8)
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(11)	—	—	—	(11)
Instruments held under fair value option	—	—	—	—	2	2
Total net effect of hedging activities	$(16)	$(48)	$(19)	$(71)	$35	$(119)
Trading securities - unhedged	$—	$—	$—	$—	$—	$—

Three months ended June 30, 2011
Amortization/accretion of hedging activities	$2	$—	$(11)	$(5)	$(10)	$(24)
Net interest settlements	(39)	(35)	(2)	(80)	86	(70)
Total hedging activities recorded in net interest income	(37)	(35)	(13)	(85)	76	(94)
Fair value hedges	3	(2)	(3)	—	(1)	(3)
Cash flow hedges	12	—	—	—	—	12
Economic hedges	(1)	(1)	(22)	1	10	(13)
Total recorded in derivatives and hedging activities	14	(3)	(25)	1	9	(4)
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(10)	—	—	—	(10)
Instruments held under fair value option	—	—	—	—	(8)	(8)
Total net effect of hedging activities	$(23)	$(48)	$(38)	$(84)	$77	$(116)
Trading securities - unhedged	$—	$(1)	$—	$—	$—	$(1)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Six months ended June 30, 2012
Amortization/accretion of hedging activities	$(16)	$—	$(27)	$(6)	$(19)	$(68)
Net interest settlements	(45)	(65)	(2)	(135)	80	(167)
Total hedging activities recorded in net interest income	(61)	(65)	(29)	(141)	61	(235)
Fair value hedges	5	(2)	1	—	(6)	(2)
Cash flow hedges	—	—	—	2	—	2
Economic hedges	—	—	(7)	6	4	3
Total recorded in derivatives and hedging activities	5	(2)	(6)	8	(2)	3
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(24)	—	—	—	(24)
Instruments held under fair value option	—	—	—	2	6	8
Total net effect of hedging activities	$(56)	$(91)	$(35)	$(131)	$65	$(248)
Trading securities - unhedged	$—	$(1)	$—	$—	$—	$(1)

Six months ended June 30, 2011
Amortization/accretion of hedging activities	$13	$—	$(25)	$(10)	$(20)	$(42)
Net interest settlements	(86)	(67)	(5)	(161)	160	(159)
Total hedging activities recorded in net interest income	(73)	(67)	(30)	(171)	140	(201)
Fair value hedges	7	(2)	(8)	—	2	(1)
Cash flow hedges	12	—	—	2	—	14
Economic hedges	(1)	(2)	(52)	2	22	(31)
Total recorded in derivatives and hedging activities	18	(4)	(60)	4	24	(18)
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(19)	—	—	—	(19)
Instruments held under fair value option	—	—	—	—	(13)	(13)
Total net effect of hedging activities	$(55)	$(90)	$(90)	$(167)	$151	$(251)
Trading securities - unhedged	$—	$(3)	$—	$—	$—	$(3)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Hedging Activities Recorded in Net Interest Income

•
Net interest income was negatively impacted as the low interest rate environment resulted in negative net interest settlements attributable to derivative contracts in active hedge accounting relationships. The amortization of negative hedge adjustments from previous hedge relationships also reduced net interest income.

Fair Value and Cash Flow Hedges

•
We recognized a modest net loss due to net ineffectiveness on our fair value hedge accounting relationships during 2012. The loss resulted from the difference in interest rate sensitivities between the interest rate derivatives used as hedging instruments and the underlying hedged assets or liabilities. We also recognized a small gain related to hedge ineffectiveness on our discount note cash flow hedge accounting relationships in the first quarter of 2012 but had less than $1 million of ineffectiveness in the second quarter.

Economic Hedges

•
Economic hedges are hedges that do not qualify for hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During the first half of 2012, interest rates rose slightly, which contributed to a small overall net loss on economic MPF Loan hedges for the period. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedge gains and losses from period to period.

•	Economic hedges of our consolidated obligation bonds and discount notes benefited from the slight rise in interest rates and accordingly, we recognized nominal gains from that strategy.

Trading Securities

•
We use trading securities as part of our overall balance sheet hedging strategy to hedge other assets or liabilities. These trading securities were acquired at a premium. As these trading securities are expected to continue to approach par value over time, the related premiums are expected to continue to be recognized as losses as part of the change in fair value until maturity or sale of the securities.

Instruments Held Under Fair Value Option

•
We elected the fair value option for a portion of our advances, and consolidated obligations (bonds and discount notes) to economically hedge the interest rate risk associated with these instruments. Although there was no impact on advances, we had modest net gains on consolidated obligations, caused primarily by the slight rise in interest rates on longer termed bonds.

MPF Xtra and other MPF administration fees

This line item represents fees earned from administering mortgage loans not reported on our statements of condition. It includes fees we receive from other FHLBs to administer their MPF Loans, as well as fees earned on MPF Xtra loans owned by Fannie Mae and administered through our internal systems. MPF Xtra continues to grow, but due to the deferred nature of the recognition of fees, recorded income is up only slightly over prior periods. We defer MPF Xtra fees and recognize them over the contractual life of the loans. As of June 30, 2012, we had deferred MPF Xtra fees of $19 million compared to $16 million at December 31, 2011. Total MPF Xtra loans outstanding as of June 30, 2012 were $8.6 billion compared to $7.2 billion at December 31, 2011. MPF Xtra outstanding loans are not held on our statements of condition. A total of 490 PFIs have now executed MPF Xtra master commitments as of June 30, 2012, compared to 443 PFIs as of December 31, 2011, and 343 and 321 have delivered MPF Xtra loans as of those dates.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months		Six Months
For the periods ended June 30,	2012	2011	2012	2011
Compensation and benefits	$16	$14	$31	$29
Other operating expenses	7	8	16	17
FHFA	2	2	4	6
Office of Finance	1	1	2	2
Other
MPF administration expense	1	2	3	3
Real estate owned (REO) losses and expenses, net	5	2	6	8
Total non-interest expense	$32	$29	$62	$65

Compensation and benefits increased due to an increase in incentive compensation expense. Incentive compensation expense is a function of, among other things, an increase in retained earnings, which is up significantly in 2012 due to strong net income.

We experienced a significant decline in REO expense in the first quarter of 2012 due to increased recoveries from final settlements related to sold properties. During the second quarter of 2012, REO expenses returned to more historically normal rates of losses expected in a distressed market for REO sales, which may continue for the near future.

Assessments

	Three months		Six months
For the period ending June 30,	2012	2011	2012	2011
Affordable Housing Program	$8	$4	$21	$7
Resolution Funding Corporation	—	10	—	17
Total assessments	$8	$14	$21	$24

Effective with our expense recorded in the second quarter of 2011, we satisfied the outstanding obligation to the Resolution Funding Corporation (REFCORP) as discussed on page 51 of our 2011 Form 10-K. We now allocate a portion of our earnings historically paid to satisfy our REFCORP obligation to a separate restricted retained earnings account starting with the third quarter of 2011. See Joint Capital Enhancement Agreement with the Other FHLBs on page 64 in our 2011 Form 10-K for further details.
We continue to fund the Affordable Housing Program (AHP) program at a calculated rate of 10% percent of income before assessments. Since the 10% AHP rate was previously calculated after the assessment for REFCORP which is no longer being assessed, the effective rate assessed to AHP will be slightly higher going forward. See Note 13 - Affordable Housing Program (AHP) to the financial statements in our 2011 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2012	December 31, 2011
Cash and due from banks	$24	$1,002
Federal Funds sold and securities purchased under agreement to resell	3,797	1,775
Investment securities	36,539	38,728
Advances	15,797	15,291
MPF Loans held in portfolio, net	12,162	14,118
Other	322	341
Total assets	$68,641	$71,255

Consolidated obligation discount notes	$23,439	$25,404
Consolidated obligation bonds	39,872	39,880
Subordinated notes	1,000	1,000
Other	1,197	1,679
Total liabilities	65,508	67,963
Capital stock	1,850	2,402
Total retained earnings	1,504	1,321
Accumulated other comprehensive income (loss)	(221)	(431)
Total capital	3,133	3,292
Total liabilities and capital	$68,641	$71,255

Cash and due from banks, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in cash and due from banks, Federal Funds sold and securities purchased under agreements to resell will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Overnight rates for Federal Funds sold and securities purchased under agreements to resell have remained low. In addition, the European sovereign debt crisis has caused us to reduce our exposure to certain counterparties, see Short-Term Investments Unsecured Credit Exposure on page 66 for further details.

Investment Securities
Investment securities declined as securities matured or paid down and the proceeds were primarily used to pay down our shorter term consolidated obligation discount notes and to redeem a portion of our excess capital stock.
The largest portion of our investment securities portfolio was acquired to create an income bridge to transition our primary business to advances. In connection with the approval of our Capital Plan, the FHFA now requires, and our Board has passed, a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 24 in our 2011 Form 10-K. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we continue to make repurchases and redemptions of excess capital stock.

Advances

Advances increased slightly during the quarter as amounts outstanding to our largest members remained relatively stable and paydowns resulting from the acquisition of former members by institutions outside our district declined. We recognized increased prepayment fee income in 2012 compared to the same periods of 2011, primarily attributable to members electing to restructure their outstanding advances with us to take advantage of the extended low rate environment during the first half of 2012. Specifically, the majority of these restructurings were treated as new advances for accounting purposes and the related

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

prepayment fees were immediately recognized as prepayment fee income. We have also seen some intra-quarter fluctuations of advances outstanding over the past six to nine months, as well as some growth in specific sectors. No member has reduced their advances outstanding by a significant amount as of June 30, 2012, compared to December 31, 2011.

The following table sets forth the outstanding par amount of advances of the five largest advance borrowers:

	As of June 30, 2012
BMO Harris Bank N.A.	$2,375	15%
Associated Bank, National Association	1,900	12%
State Farm Bank, F.S.B.	1,600	10%
The Northern Trust Company	930	6%
Cole Taylor Bank	800	5%
All other borrowers	7,985	52%
Total par value	$15,590	100%

MPF Loans Held in Portfolio, net

MPF Loans outstanding continue to decrease as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for loans being acquired under our affordable housing programs. Thus, the rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages.

The speed of prepayments on a percentage basis has slowed compared to long term historical measures. Though mortgage rates have remained historically low, borrowers are not moving or refinancing at the same rates as before the financial crisis. Should market mortgage rates rise in future periods, we could expect prepayment rates to decline further. Should rates fall further, additional prepayments may occur. If an MPF Loan prepays, any remaining closed basis adjustment related to that loan is immediately recognized. This may cause volatility in interest income as mortgage prepayment activity fluctuates as interest rates rise or fall. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate movement.

The following table summarizes information related to our net premium and hedge accounting basis adjustments on MPF Loans.

For the three months ended	June 30, 2012	June 30, 2011
Net premium amortization	$4	$5
Net amortization of closed basis adjustments	11	11

For the six months ended
Net premium amortization	$7	$11
Net amortization of closed basis adjustments	22	25

As of	June 30, 2012	December 31, 2011
Net premium balance on MPF Loans	$43	$50
Cumulative basis adjustments on MPF Loans [a]	—	40
Cumulative basis adjustments closed portion	119	105
MPF Loans, unpaid principal balance	12,046	13,965
Premium balance as a percent of MPF Loans	0.36%	0.36%

[a]	Includes hedge accounting adjustments in hedge relationships that are still outstanding and loan commitment basis adjustments.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2012, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 55 in our 2011 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of June 30, 2012, our overnight liquidity was $5.3 billion or 7.8% of assets, giving us an excess overnight liquidity of $2.9 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2012, we had excess liquidity of $15.9 billion to support member deposits.
Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $20.7 billion as of June 30, 2012.
In addition to the liquidity measures discussed above, the FHFA requires all 12 FHLBs to maintain liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. We are maintaining increased balances in short-term investments to comply with this requirement. We may fund overnight or shorter term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 30 in the Risk Factors section of our 2011 Form 10-K.

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the six months ended June 30, 2012, net cash provided (used) by operating activities was $(8) million. This resulted from net income adjusted for non-cash adjustments, primarily gains due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances and MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the six months ended June 30, 2012, net cash provided (used) by investing activities was $1.9 billion. This resulted primarily from principal collected on MPF Loans, and proceeds from the maturities and paydowns of investment securities.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the six months ended June 30, 2012, net cash provided (used) in our financing activities was $(2.9) billion. This was primarily driven by net pay downs of our discount notes, the repurchase/redemption of our excess capital stock, and maturities of our securities sold under agreements to repurchase.

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, and capital stock. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

To the extent possible, reliance on short-term debt offers us advantages that are weighed against the increased risk of using short-term debt.  Traditionally, we have benefited from interest rates below LIBOR rates for our short-term debt which has

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

resulted in a positive impact on net interest income when used to fund LIBOR-indexed assets.  However, due to the short maturity of the debt, our balance sheet may be exposed to future access to the debt markets and to refinancing risks.

During the first half of 2012, longer term rates declined as a result of the Federal Reserve's maturity extension program (referred to by some as "operation twist") and we found it advantageous not to replace maturing discount notes due to the favorable funding levels of longer term consolidated obligations bonds as noted in the below table.  As our balance sheet shrinks due to investment maturities and principal prepayments, our combined consolidated obligations and discount notes are expected to continue to decline.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the six months ended June 30,	2012	2011
Discount notes	$(1,967)	$(1,793)
Bonds	(35)	(5,468)
Total consolidated obligations	$(2,002)	$(7,261)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	June 30, 2012			December 31, 2011
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System (par)	$488,893	$196,302	$685,195	$501,693	$190,175	$691,868
FHLB Chicago as primary obligor (par)	39,934	23,443	63,377	39,964	25,411	65,375
As a percent of the FHLB System	8%	12%	9%	8%	13%	9%

Conditions in Financial Markets

Towards the end of the first quarter 2012, it appeared that the U.S. economic environment was improving. Economic data such as the unemployment rate, payrolls, and GDP appeared to be moving in a positive direction. The unemployment rate was also trending lower, declining to 8.1% in April. Further, initial estimates for first quarter 2012 GDP growth were 2.2%. However, sentiment quickly changed as economic challenges in Europe began to re-emerge and economic data started to show signs of a stalling economy. The unemployment rate increased to 8.2% in April and first quarter GDP growth was revised lower to 1.9%.

With the Federal Reserve's Operation Twist set to expire on June 30, 2012, and market conditions deteriorating, market participants became focused on the Federal Reserve's next move. In June, the Federal Reserve announced plans to extend Operation Twist, increasing the average maturity length of its U.S. Treasury portfolio and indicated that it is prepared to ease monetary conditions further should economic conditions warrant.

FHLB System monthly consolidated obligations trading volume averaged $41 billion during the second quarter of 2012. Similar to the first quarter of 2012, it was somewhat uneven in nature. In April and June, monthly consolidated obligations trading activity averaged approximately $34 billion, but in May, trading activity was significantly higher at $56 billion. On a weighted average basis, when compared to 3-month LIBOR, FHLB System monthly funding costs were relatively stable during the quarter, but did worsen slightly when compared to first quarter 2012. In May the FHLB System issued $3 billion of new 5-year fixed rate non-callable consolidated obligation bonds under the mandated Global Issuances Program, the first 5-year Global offering since 2008.

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

As of June 30, 2012	Capital Stock		MRCS
BMO Harris Bank N.A.	$254	14%	$—
The Northern Trust Company	135	7%	—
Associated Bank N.A.	106	6%	—
State Farm Bank, F.S.B.	85	5%	—
One Mortgage Partners Corp. [a]	59	3%	—
All other members	1,211	65%	10
Total	$1,850	100%	$10
	June 30, 2012	December 31, 2011
Capital stock	$1,850	$2,402
Total retained earnings	1,504	1,321
Accumulated other comprehensive income (loss)	(221)	(431)
Total GAAP capital	$3,133	$3,292
Capital Stock	$1,850	$2,402
MRCS	10	4
Designated Amount of subordinated notes [b]	—	800
Total retained earnings	1,504	1,321
Regulatory capital	$3,364	$4,527
Excess capital stock	$433	$1,064

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

[b]	See Note 11 - Subordinated Notes to the financial statements.

Components of total GAAP capital changed for the following reasons:

•	Capital stock decreased primarily due to repurchases or redemptions of excess member capital stock as further discussed in Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

•	Total retained earnings increased due to our net income of $185 million less dividends paid of $2 million.

•	Our unrealized loss in AOCI decreased due to several factors. For details see Note 14 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

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

On July 24, 2012, our Board declared a cash dividend at an annualized rate of 0.30% per share based on our preliminary financial results for the second quarter of 2012. Although we continue to work to build our financial strength to support a reasonable dividend, any future dividend determination by our Board will depend on future operating results and be reviewed in accordance with the Board's resolution and our Retained Earnings and Dividend Policy.

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

Significant changes in our critical accounting policies and estimates from our 2011 Form 10-K are outlined below. Also see Note 2 - Summary of Significant Accounting Policies and Note 3 – Recently Issued but Not Yet Adopted Accounting Standards to the financial statements for the impact of recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment (OTTI)

We complete our OTTI analysis for our private-label MBS using key modeling assumptions, significant inputs and methodologies provided by the OTTI Committee. For a detailed discussion of how we determine our base case OTTI as well as a discussion of our accounting for fair value non-credit write-downs and credit loss only write-downs, see Note 5 - Investment Securities to the financial statements.

In addition to evaluating our private-label MBS under a base case, most probable, scenario, we performed a cash flow analysis for each of these securities under an adverse, more stressful, housing price scenario.

Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 11.0% over the 3- to 9-month period beginning April 1, 2012. For most of the housing markets, the declines were projected to occur over the 3-month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents the projected home price recovery by future month under the adverse case scenario.

As of June 30, 2012	Recovery Range Annualized %
Months	Low	High
1-6	0.0%	1.9%
7-18	0.0%	2.0%
19-24	0.7%	2.7%
25-30	1.3%	2.7%
31-42	1.3%	3.4%
43-66	1.3%	4.0%
Thereafter	1.5%	3.8%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents what the impact to net income from credit-related OTTI charges would have been under this adverse scenario based on the classification (prime, Alt-A, or subprime) at the time of origination.

	Actual			Adverse Scenario
As of or for the quarter ended June 30, 2012	# of Securities	Unpaid Principal Balance	Credit-Related OTTI	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	11	$613	$(14)	17	$1,031	$(34)
Alt-A	—	—	—	2	35	—	*
Subprime	—	—	—	11	147	(6)
Total private-label MBS	11	$613	$(14)	30	$1,213	$(40)

*	Less than $1 million.

In the preceding table, we classify our private-label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security using the issuer's classification, or as published by an NRSRO, at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

Significant Inputs Used on all residential private-label MBS securities

We perform cash flow analyses on substantially all of our private-label MBS, impaired or not, from our two independent model services.

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

As of June 30, 2012		Prepayment Rates			Default Rates			Loss Severities			Current Credit Enhancement [a]
			Range %			Range %			Range %			Range %
	Unpaid Principal Balance	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High
2006	$843	7.4	5.9	8.3	37.5	18.0	46.7	41.7	33.1	47.1	1.4	—	11.9
2004 & prior	20	11.8	6.3	29.1	7.9	—	24.6	25.0	—	40.6	12.7	6.0	41.2
Total Prime	863	7.5	5.9	29.1	36.8	—	46.7	41.3	—	47.1	1.7	—	41.2
2006	720	6.3	4.4	8.5	52.5	41.3	72.8	50.8	46.7	62.2	2.1	(5.2)	9.6
2005	34	6.6	6.6	6.6	47.9	47.9	47.9	51.5	51.5	51.5	0.1	0.1	0.1
2004 & prior	2	6.9	6.1	8.1	37.2	32.9	52.3	34.2	29.1	42.0	28.9	23.6	70.2
Total Alt-A	756	6.3	4.4	8.5	52.3	32.9	72.8	50.7	29.1	62.2	2.1	(5.2)	70.2
2007	10	3.3	3.3	3.3	69.9	69.9	69.9	68.1	68.1	68.1	42.3	42.3	42.3
2006	918	3.0	1.7	4.2	74.1	59.3	87.8	69.8	64.4	78.7	22.8	(40.6)	100.1
2005	62	3.3	2.6	4.2	69.2	52.7	83.2	66.5	59.9	70.0	46.9	7.0	88.1
2004 & prior	16	5.9	2.4	7.1	30.5	17.1	44.3	73.2	28.1	91.9	40.2	(6.9)	100.0
Total Subprime	1,006	3.1	1.7	7.1	73.1	17.1	87.8	69.7	28.1	91.9	24.8	(40.6)	100.1
Total	2,625	5.5	1.7	29.1	55.2	—	87.8	54.9	—	91.9	10.7	(40.6)	100.1
Analyzed by alternative procedures	124
Total MBS	$2,749

[a]	A negative current credit enhancement exists when the remaining principal balance of the supporting collateral is less than the remaining principal balance of the security held.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Supplement to Affordable Housing and Community Investment Programs

As previously disclosed in Note 13 - Affordable Housing Program (AHP) in our 2011 Form 10-K, in December 2011, our Board of Directors approved a plan to supplement our current affordable housing and community investment programs with $50 million in additional funds to promote affordable housing and economic development.  Based on the underlying facts and circumstances known to us when we filed our 2011 Form 10-K, we recognized a one time charge of $50 million in the fourth quarter related to our plan to fund affordable housing and economic development projects.

We are in the process of developing a framework for the use of these funds, which we expect to be committed by the end of 2014.  Once a framework is approved by our Board of Directors and the FHFA, we will review our accounting treatment related to the $50 million charge recorded in 2011.  If the approved structure results in us establishing financing arrangements as opposed to non-recoverable grants, we may reverse the $50 million charge into current period income.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

We track total credit risk with our members, including advances credit risk and risks in any of the categories as described on page 71 in our December 31, 2011 Form 10-K. As of June 30, 2012, we had total credit risk concentrated with two members with 10% or more of our total member credit outstanding; BMO Harris Bank N.A. (parent company BMO Financial Group) at 16% and Associated Bank N.A. (parent company Associated Banc-Corp) at 12%.

Investments

The carrying values of our investment securities, Federal Funds sold, and securities purchased under agreements to resell are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
As of June 30, 2012
Investment securities-
U.S, Government & other governmental related	$—	$5,302	$—	$—	$—	$—	$—	$—	$—	$—	$—	$5,302
State or local housing agency	—	26	—	—	—	—	—	—	—	—	—	26
FFELP ABS	33	7,837	—	—	—	—	—	—	—	—	—	7,870
MBS:
GSE residential	—	17,362	—	—	—	—	—	—	—	—	—	17,362
Government-guaranteed residential	—	4,345	—	—	—	—	—	—	—	—	—	4,345
Private-label MBS residential	111	18	7	19	70	27	251	303	408	417	3	1,634
Total investment securities	144	34,890	7	19	70	27	251	303	408	417	3	36,539
Federal Funds sold	—	1,000	522	175	—	—	—	—	—	—	—	1,697
Securities purchased under agreements to resell	—	1,000	1,100	—	—	—	—	—	—	—	—	2,100
Total investments	$144	$36,890	$1,629	$194	$70	$27	$251	$303	$408	$417	$3	$40,336
As of December 31, 2011
Investment securities-
U.S. Government & other governmental related	$—	$6,311	$—	$—	$—	$—	$—	$—	$—	$—	$—	$6,311
State or local housing agency	—	27	—	—	—	—	—	—	—	—	—	27
FFELP ABS	1,340	6,819	—	—	—	—	—	—	—	—	—	8,159
MBS:
GSE residential	—	18,088	—	—	—	—	—	—	—	—	—	18,088
Government-guaranteed residential	—	4,378	—	—	—	—	—	—	—	—	—	4,378
Private-label MBS residential	136	19	9	19	96	35	286	449	522	191	3	1,765
Total investment securities	1,476	35,642	9	19	96	35	286	449	522	191	3	38,728
Federal Funds sold	—	950	—	—	—	—	—	—	—	—	—	950
Securities purchased under agreements to resell	—	200	625	—	—	—	—	—	—	—	—	825
Total investments	$1,476	$36,792	$634	$19	$96	$35	$286	$449	$522	$191	$3	$40,503

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following three tables present the unpaid principal balance and credit ratings of our private-label residential MBS by vintage year of issuance and by Prime, Alt-A, and Subprime. These MBS are predominantly variable rate securities.

Private-label MBS Prime	Vintage Year of Issue
As of June 30, 2012	2006	2005	2004 and Prior	Total
AAA	$—	$—	$110	$110
AA	—	—	16	16
A	—	—	3	3
BBB	—	—	4	4
Below investment grade	1,433	34	1	1,468
Unrated	—	—	—	—
Total unpaid principal balance outstanding	$1,433	$34	$134	$1,601
Amortized cost	$1,113	$25	$135	$1,273
Gross unrealized losses (incl. non-credit OTTI)	(282)	(4)	(2)	(288)
Gross unrealized gains	148	—	5	153
Fair value	$979	$21	$138	$1,138
Year-to-date OTTI:
Total OTTI	$—	$—	$—	$—
Net non-credit portion reclassified to (from) statements of comprehensive income	(14)	—	—	(14)
Net OTTI, credit portion	$(14)	$—	$—	$(14)
Weighted average percentage fair value to unpaid principal balance	68.3%	61.2%	102.7%	71.1%
Original weighted average credit support	11.7%	14.2%	3.7%	11.1%
Current weighted average credit support	2.0%	0.1%	10.0%	2.6%
Weighted average collateral delinquency	20.5%	20.6%	4.4%	19.1%

Private-label MBS Alt-A	Vintage Year of Issue
As of June 30, 2012	2006	2004 and Prior	Total
AAA	$—	$—	$—
AA	—	—	—
A	—	—	—
BBB	—	1	1
Below investment grade	129	1	130
Unrated	—	—	—
Total unpaid principal balance outstanding	$129	$2	$131
Amortized cost	$82	$2	$84
Gross unrealized losses (incl. non-credit OTTI)	(22)	—	(22)
Gross unrealized gains	—	—	—
Fair value	$60	$2	$62
Year-to-date OTTI:
Total OTTI	$—	$—	$—
Net non-credit portion reclassified to (from) statements of comprehensive income	—	—	—
Net OTTI, credit portion	$—	$—	$—
Weighted average percentage fair value to unpaid principal balance	46.9%	120.9%	47.3%
Original weighted average credit support	18.0%	7.0%	17.8%
Current weighted average credit support	(1.2)%	24.1%	(0.8)%
Weighted average collateral delinquency	40.1%	17.9%	39.8%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Subprime	Vintage Year of Issue
As of June 30, 2012	2007	2006	2005	2004 and Prior	Total
AAA	$—	$—	$—	$—	$—
AA	—	—	—	2	2
A	—	—	1	3	4
BBB	—	11	1	4	16
Below investment grade	10	908	61	12	991
Unrated	—	—	—	4	4
Total unpaid principal balance outstanding	$10	$919	$63	$25	$1,017
Amortized cost	$9	$626	$58	$22	$715
Gross unrealized losses (incl. non-credit OTTI)	(1)	(135)	(6)	(4)	(146)
Gross unrealized gains	—	21	1	2	24
Fair value	$8	$512	$53	$20	$593
Year-to-date OTTI:
Total OTTI	$—	$—	$(2)	$—	$(2)
Net non-credit portion reclassified to (from) statements of comprehensive income	—	—	1	—	1
Net OTTI, credit portion	$—	$—	$(1)	$—	$(1)
Weighted average percentage fair value to unpaid principal balance	83.3%	55.7%	83.9%	78.4%	58.3%
Original weighted average credit support	23.0%	22.9%	22.1%	41.6%	23.4%
Current weighted average credit support	42.3%	22.8%	47.0%	41.4%	25.0%
Weighted average collateral delinquency	38.7%	41.7%	40.0%	19.2%	41.0%

Mortgage Backed Securities

The following table presents the components of amortized cost of our private-label MBS where a life-to-date OTTI credit impairment was taken at some point in time on these securities.

As of June 30, 2012	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment	Other Adjustments [a]	Amortized Cost
Private-label MBS	$2,749	$(742)	$65	$2,072

[a]	Other Adjustments primarily consists of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Short-Term Investments Unsecured Credit Exposure

We maintain a short-term investment portfolio to provide funds to meet the credit needs of our members and to maintain liquidity. See Liquidity on page 57 for a discussion of our liquidity management.

Within our portfolio of short-term investments, we face credit risk from unsecured exposures to counterparties and members. Excluding investments in U.S. government and agency debt, our unsecured credit investments can have maturities that range between overnight and nine months and can consist of commercial paper, certificates of deposit, and Federal Funds sold. We are not currently entering into short-term unsecured investments beyond overnight and are transacting in Federal Funds only. We are not currently investing in term Federal Funds, commercial paper or certificates of deposit.

We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty's financial performance, capital adequacy, sovereign support and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result of these monitoring activities, we may limit or suspend existing unsecured credit limits.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Under current Bank policy, eligible counterparties for short-term investments, including Federal Funds sold, are:

(i)	other FHLBs;

(ii)	other U.S. GSEs; and

(iii)
FDIC-insured financial institutions, including U.S. subsidiaries of foreign commercial banks, or U.S. branches of foreign commercial banks whose most recently published financial statements exhibit at least $250 million of Tier 1 (or total) capital. Foreign banks must be domiciled in a country whose sovereign rating is at least Aa3 from Moody's or AA- from Standard & Poor's.

In addition, our non-member counterparties must have a rating from an NRSRO of at least Baa or BBB in order to be eligible for an unsecured credit line. Our members who are FDIC-insured financial institutions discussed in (iii) above are eligible Federal Funds counterparties, although our members do not have to meet the NRSRO ratings requirement in order to be eligible for an unsecured credit line. While from time to time we may enter into Federal Funds transactions with our members that meet the qualifications outlined above, the majority of our Federal Funds transaction tend to be with non-member counterparties. As of June 30, 2012, we did not have any Federal Funds outstanding to members.

FHFA regulations include limits on the amount of unsecured credit we may extend to any member or non-member counterparty or to a group of affiliated counterparties. Our Board-approved policy limits are lower than those permitted by regulation, and actual limits granted to counterparties may be lower than our internal policy limits. The FHFA limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under FHFA regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The stated percentage that we may offer for term extensions of unsecured credit ranges from 1% to 15% based on a counterparty's credit rating.

FHFA regulations also permit us to extend additional unsecured credit for overnight extensions of credit and for sales of Federal Funds subject to continuing contracts that renew automatically. Our total unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of June 30, 2012, we were in compliance with the regulatory limits established for our unsecured credit.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the period ended June 30, 2012.

The following table presents the credit ratings of the unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks based on the NRSRO used by us. This table does not reflect the foreign sovereign government's credit rating. We mitigate this risk by investing in unsecured investments with highly-rated counterparties and/or well-capitalized members. The unsecured investment credit exposure presented in the table may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

As of June 30, 2012	AAA	AA	A	BBB	Total
Domestic U.S.	$—	$—	$—	$175	$175
U.S. branches and agency offices of foreign commercial banks:
Canada	—	500	522	—	1,022
Australia	—	500	—	—	500
Total investments	$—	$1,000	$522	$175	$1,697

We mitigate the credit risk on investments by investing in investments that have short-term maturities. All investments in the above table were of overnight duration.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Products

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating is utilized in determining our members' borrowing capacity and is not a reflection of the credit risk on the credit outstanding to an individual member. Credit outstanding consists of outstanding advances, letters of credit, MPF credit enhancement obligations, member derivative exposures, and other obligations. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value.

	June 30, 2012					December 31, 2011
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	460	86%	$14,762	90%	$31,600	460	85%	$13,306	83%	$30,469
4	35	6%	710	4%	1,242	40	7%	1,280	8%	1,731
5	44	8%	1,002	6%	1,398	45	8%	1,388	9%	2,225
Other	1	—	—	—	—	1	—%	2	—%	5
Total	540	100%	$16,474	100%	$34,240	546	100%	$15,976	100%	$34,430

The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third party custodian on our behalf. The method by which a borrower reports collateral is dependent upon the collateral status to which it is assigned, as well as the type of collateral being pledged. We assign borrowers to a borrowing base (blanket-lien) status, listing-collateral status, or delivery-collateral status. Under a blanket lien status, a borrower may report collateral pledged under a summary borrowing base. For members or a class of collateral on listing status, the member must provide us with loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly. For insurance companies we took delivery of collateral for all advances outstanding regardless of credit rating at June 30, 2012, and December 31, 2011.

As a result of the collateral and other credit risk mitigation efforts, we believe we are sufficiently well collateralized on our credit outstanding and we have not recorded an allowance for credit losses on our advances or other credit products as of the periods presented, nor have we ever incurred a credit loss on advances or our other credit products to date. We had one and four members (or former members) placed into receivership by their regulator during the three and six months ended June 30, 2012, and the total advances outstanding for the institutions at the time of their failure were $0 million and $62 million. All outstanding advances were either repaid or were assumed by the acquirer. No credit losses were incurred to date on these advances.

In addition to providing advances, we also offer standby letters of credit to our members and standby bond purchase agreements with state housing authorities within our district, as disclosed in Note 16 - Commitments and Contingencies to the financial statements. To secure letter of credit risks, we require collateral as we do on advances.

MPF Loans

We record provisions for credit losses for MPF Loans due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the percentage increase in delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our provision is consistent with the overall trend of our credit quality indicators. Our allowance for credit losses as of June 30, 2012 compared to December 31, 2011 increased by $3 million. The primary driver of this increase was the increase in the weighted average loss severity rate. For details on our allowance for credit losses and how loss severity trends impact our estimates, please see Note 8 - Allowance for Credit Losses to the financial statements.

Derivatives

Our maximum exposure to credit loss is the fair value of derivative assets, not the notional amount, and assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit. During 2012, we had no exposure to futures contracts or Futures Commissions Merchants. See Note 9 - Derivatives and Hedging Activities to the financial statements for further details of our derivatives and hedging activities.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivative counterparty credit exposure. Rating shown is the lowest rating among the three largest NRSROs. Of our net exposure after collateral, no amounts were with institutions outside of the U.S.

	Derivative Asset Exposure at Fair Value Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
As of June 30, 2012
AA	$2	$—	$2
A	36	36	—
Total Counterparties	38	36	2
Member institutions - MPF Xtra delivery commitments	14	—	14
Total derivatives	$52	$36	$16

As of December 31, 2011
AA	$9	$2	$7
A	27	25	2
Total counterparties	36	27	9
Member institutions - MPF Xtra delivery commitments	4	—	4
Total derivatives	$40	$27	$13

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). We expect the Housing Act and the Dodd-Frank Act, as well as plans for housing finance and GSE reform, to result in still further changes to this environment. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk or the derivatives transactions that we intermediate for our member institutions.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances products to our member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulation.

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

The CFTC recently finalized an end-user exception to mandatory clearing that would not apply to the derivatives transactions that we enter into to hedge and manage our interest rate risk but that would apply to any derivatives transactions that we intermediate for our member institutions with $10 billion or less in assets as long as the member uses the swaps to hedge or mitigate their commercial risk and the Bank or member comply with the rule's additional reporting requirements. As a result, any such intermediated swaps would not be subject to mandatory clearing although such swaps would be subject to applicable requirements for uncleared swaps, including requirements that are expected to be issued under the Dodd-Frank Act.

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
The CFTC, the SEC, the FHFA and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012.

Effectiveness of Key Rules for Derivatives Transactions. Many of the provisions of the Dodd-Frank Act relating to derivatives that are expected to have the most effect on our derivatives transactions will take effect on a date determined by the CFTC, which must be no less than 60 days after the CFTC publishes final regulations implementing such provisions. Compliance dates for certain of these rulemakings that have been finalized and published by the CFTC, including new recordkeeping and reporting requirements, are based on the effectiveness of the final rules further defining the term “swap” jointly issued by the CFTC and SEC. Such final rules were issued in July 2012 but have not been published in the Federal Register and will not become effective until at least 60 days after they are published in the Federal Register. The implementation timeframe for mandatory clearing of eligible interest rate swaps is based on the effectiveness of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps that are currently clearable. The CFTC will finalize these determinations in the beginning of November 2012, and we will have to clear eligible interest rate swaps within 180 days after publication of the final determinations, which we estimate will be during the second quarter 2013.

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

Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. The rule became effective May 11, 2012. If the Oversight Council designates us as a nonbank financial company subject to the supervision by the Federal Reserve, we would be subject to a separate prudential standards rule that has been proposed by the Federal Reserve, but is not yet final. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of June 30 , 2012, we had $68.6 billion in total assets and $63.3 billion in total outstanding consolidated obligations, our principal form of outstanding debt;

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the FHFA). A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and to be subject to the additional prudential standards, then our operations and business could be adversely impacted by resulting additional costs and restrictions on our business activities.

Developments under the FHFA

Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the FHFA issued a final rule, as required by the Housing Act, regarding prudential standards for the operation and management of the FHLBs, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLB that fails to meet a standard to file a corrective action plan with the FHFA within 30 calendar days of being notified by the FHFA of the need to file a corrective plan, unless the FHFA notifies the FHLB that the plan must be filed within a different time period. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the FHFA can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

Other Significant Developments

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

On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (the Agencies) concurrently published three joint notices of proposed rulemaking (the NPRs) seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework.

These revisions would, among other things:

•	implement the Basel Committee's capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•	revise the approach by which large banks determine their capital adequacy.

The NPRs do not incorporate the reforms related to liquidity risk management published in Basel III, which the Agencies are expected to propose in a separate rulemaking.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

If the new NPRs are adopted as proposed and depending on the liquidity framework expected to be proposed by the Agencies, some of our members could need to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that affected institutions divest or limit their investments in consolidated obligations. On the other hand, any new liquidity requirements could motivate our members to borrow term advances from us to create and maintain balance sheet liquidity.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2012
Advances	$(3)	$—	$—	$(4)	$—
MPF Loans	(2)	(2)	(7)	(3)	1
Mortgage Backed Securities	(10)	(1)	(2)	(11)	—
Other interest earning assets	(2)	—	—	(5)	—
Interest-bearing liabilities	10	6	—	9	—
Derivatives	6	(1)	—	—	—
Total	$(1)	$2	$(9)	n/m	$1

As of December 31, 2011
Advances	$(2)	$1	$—	$(4)	$—
MPF Loans	(2)	(4)	(8)	(4)	2
Mortgage Backed Securities	(10)	(1)	(2)	(12)	—
Other interest earning assets	(2)	—	—	(6)	—
Interest-bearing liabilities	11	7	—	10	—
Derivatives	5	(2)	—	—	—
Total	$—	$1	$(10)	n/m	$2

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As of June 30, 2012, our sensitivity to changes in implied volatility was $2 million. At December 31, 2011, our sensitivity to changes in implied volatility was $1 million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration of equity is another measure to express interest rate sensitivity. We report the results of our duration of equity calculations to the FHFA each quarter. We measure duration of equity in a base case using the actual yield curve as of a specified date and then shock it with an instantaneous shift of the entire curve. The following table presents the duration of equity reported by us to the FHFA in accordance with the FHFA's guidance, which prescribes that down and up interest-rate shocks equal 200 basis points. However, the applicable regulation restricts the down rate from assuming a negative interest rate. Therefore, we adjust the down rate accordingly in periods of very low levels of interest rates. The results are shown in years of duration equity.

As of June 30, 2012			As of December 31, 2011
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.9	0.4	-2.2	2.8	2.3	1.8

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of June 30, 2012, our duration gap was 0.2 months, compared to 1.1 months as of December 31, 2011.

As of June 30, 2012, on a U.S. GAAP basis, our fair value deficit (relative to book value) was $82 million, and our market value of equity to book value of equity ratio was 97%. At December 31, 2011, our fair value deficit was $345 million and our market value of equity to book value of equity ratio was 90%. These improvements were primarily because mortgage spreads tightened. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation,  as discussed starting on page F-54 in our 2011 Form 10-K.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	June 30, 2012		December 31, 2011
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$128.8	$(185.0)	$199.0	$(185.0)
-100 bp	83.0	(77.5)	138.7	(77.5)
-50 bp	50.8	(30.0)	78.0	(30.0)
-25 bp	16.1	(15.0)	30.0	(15.0)
+25 bp	9.1	(30.0)	(7.4)	(30.0)
+50 bp	32.0	(60.0)	(4.0)	(60.0)
+100 bp	104.6	(155.0)	11.2	(155.0)
+200 bp	206.0	(370.0)	2.6	(370.0)

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

Changes in Internal Control Over Financial Reporting

For the current year quarter presented in this Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of approximately $4.29 billion. The Bank's complaints assert claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, negligent misrepresentation, market manipulation, untrue or misleading statements in registration statements, controlling person liability, and rescission of contract. In these actions, the Bank seeks the remedies of rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date) and recovery of reasonable attorneys' fees and costs of suit. The litigation was brought in state court in the states of Washington, California and Illinois.

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held approximately 3% of the Bank's capital stock as of June 30, 2012.

In the Washington action, defendants filed a motion to dismiss on March 4, 2011, which was denied in its entirety on June 17, 2011. The action is proceeding in discovery. In the Illinois action, defendants filed motions to dismiss on May 27, 2011, oral argument was heard on the motions on June 5, 2012, and the court took the motions under advisement.  In the California action, defendants filed demurrers asserting statutes of limitations arguments on December 1, 2011, which were denied in their entirety on June 26, 2012.  Defendants will be filing additional demurrers asserting other grounds for dismissal in the coming months in the California action.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

10.1	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, effective January 1, 2012

10.2	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, effective January 1, 2012

10.3	Federal Home Loan Bank of Chicago Executive Incentive Compensation Plan, effective January 1, 2012

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

AFS: Available-for-sale securities.

AHP: Affordable Housing Program.

AOCI: Accumulated Other Comprehensive Income.

Capital Plan: The Federal Home Loan Bank of Chicago Capital Plan, effective January 1, 2012.

C&D Order: We entered into a Consent Cease and Desist Order with the Finance Board on October 10, 2007 and an amendment thereto as of July 24, 2008. On April 18, 2012, the FHFA terminated the C&D Order.

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

Discount notes: Consolidated obligations with a term of one year or less, which sell at less than their face amount and are redeemed at par value when they mature.
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

FHLBs: The 12 Federal Home Loan Banks or subset thereof.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

FHLB System: The 12 FHLBs and the Office of Finance.

Finance Board: The Federal Housing Finance Board. We were supervised and regulated by the Finance Board, prior to creation of the Federal Housing Finance Agency as regulator of the FHLBs by the Housing Act, effective July 30, 2008.

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

REO: Real estate owned.

Repurchase Plan: Our plan to repurchase the excess capital stock of current members over time, as approved by the FHFA on December 22, 2011. The plan terminated by its terms effective upon our most recent repurchase of excess capital stock on May 15, 2012.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 10, 2012	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date:	August 10, 2012	(Principal Financial Officer and Principal Accounting Officer)

S-1