Form 10-Q
period 2012-09-30
Federal Home Loan Bank of Chicago
filed 2012-11-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

There were 17,206,500 shares of registrant's capital stock outstanding as of October 31, 2012.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited).
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$25	$1,002
Federal Funds sold	1,948	950
Securities purchased under agreements to resell	3,049	825
Investment securities -
Trading, $0 and $15 pledged	2,685	2,935
Available-for-sale, $0 and $14 pledged	23,829	24,316
Held-to-maturity [a], $0 and $490 pledged	9,790	11,477
Total investment securities	36,304	38,728
Advances, $9 and $9 carried at fair value	13,531	15,291
MPF Loans held in portfolio, net of allowance for credit losses of $(44) and $(45)	11,266	14,118
Accrued interest receivable	127	153
Derivative assets	55	40
Software and equipment, net of accumulated amortization/depreciation of $(153) and $(143)	34	38
Other assets	105	110
Total assets	$66,444	$71,255
Liabilities
Deposits - Interest bearing	$655	$535
- Non-interest bearing	75	113
Total deposits	730	648
Securities sold under agreements to repurchase	—	400
Consolidated obligations, net -
Discount notes, $2,258 and $11,466 carried at fair value	27,231	25,404
Bonds, $855 and $2,631 carried at fair value	33,366	39,880
Total consolidated obligations, net	60,597	65,284
Accrued interest payable	289	203
Mandatorily redeemable capital stock	10	4
Derivative liabilities	119	206
Affordable Housing Program assessment payable	72	61
Other liabilities	295	157
Subordinated notes	1,000	1,000
Total liabilities	63,112	67,963
Commitments and contingencies - Note 16
Capital
Class B-1 Capital stock - putable $100 par value - 1 million shares issued and outstanding at September 30, 2012	86
Class B-2 Capital stock - putable $100 par value - 16 million shares issued and outstanding at September 30, 2012	1,616
Total Capital stock - putable $100 par value - 17 million shares issued and outstanding at September 30, 2012, and 24 million shares issued and outstanding at December 31, 2011	1,702	2,402
Retained earnings - unrestricted	1,506	1,289
- restricted	87	32
Total retained earnings	1,593	1,321
Accumulated other comprehensive income (loss)	37	(431)
Total capital	3,332	3,292
Total liabilities and capital	$66,444	$71,255
a    Fair value of held-to-maturity securities: $10,690 and $12,131.
The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income	$466	$559	$1,476	$1,714
Interest expense	326	425	1,039	1,325
Net interest income before provision for credit losses	140	134	437	389
Provision for credit losses	—	3	8	12
Net interest income	140	131	429	377

Non-interest gain (loss) on -
Total other-than-temporary impairment	—	(7)	(2)	(16)
Net non-credit portion reclassified to (from) statements of comprehensive income	—	(7)	(13)	(41)
Net other-than-temporary impairment (OTTI) charges, credit portion	—	(14)	(15)	(57)
Trading securities	(10)	(18)	(35)	(40)
Derivatives and hedging activities	(1)	95	2	77
Instruments held under fair value option	(6)	—	2	(13)
Early extinguishment of debt	—	(21)	—	(21)
Other, net	5	19	13	25
Total non-interest gain (loss)	(12)	61	(33)	(29)

Non-interest expense -
Compensation and benefits	14	18	45	47
Other operating expenses	9	8	25	25
FHFA	2	2	6	8
Office of Finance	—	1	2	3
Other	3	7	12	18
Total non-interest expense	28	36	90	101

Income before assessments	100	156	306	247

Assessments -
Affordable Housing Program	10	15	31	22
Resolution Funding Corporation	—	—	—	17
Total assessments	10	15	31	39

Net income	$90	$141	$275	$208

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$90	$141	$275	$208

Other comprehensive income -
Net unrealized gain (loss) on available-for-sale securities
Unrealized gains (losses)	265	311	477	468
Total net unrealized gain (loss) on available-for-sale securities	265	311	477	468
Net unrealized gain (loss) on held-to-maturity securities [a]
Reclassification to net income	—	2	2	3
Total net unrealized gain (loss) on held-to-maturity securities	—	2	2	3
Non-credit OTTI on available-for-sale securities
Net change in fair value	10	(3)	15	2
Reclassification of net non-credit portion to (from) statements of income	—	—	—	6
Total non-credit OTTI on available-for-sale securities	10	(3)	15	8
Non-credit OTTI on held-to-maturity securities
Reclassification of net non-credit portion to (from) statements of income	—	7	13	35
Accretion of non-credit portion to HTM asset	18	29	55	96
Total non-credit OTTI on held-to-maturity securities	18	36	68	131
Net unrealized gain (loss) on hedging activities
Unrealized gains (losses)	(33)	(400)	(91)	(453)
Reclassification of net realized (gains) losses to net income	(1)	(23)	(2)	(47)
Total net unrealized gain (loss) on hedging activities	(34)	(423)	(93)	(500)
Post retirement plans - reclassification to net income	(1)	—	(1)	—
Total other comprehensive income	258	(77)	468	110

Total comprehensive income	$348	$64	$743	$318

[a]	This item relates to the amortization of fair value adjustments from a 2007 transfer at fair value of available-for-sale securities to held-to-maturity securities.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable				Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares [a]		Par Value		Unrestricted	Restricted	Total
Balance, December 31, 2010	23		$2,333		$1,099	$—	$1,099	$(483)	$2,949
Comprehensive income					180	28	208	110	318
Proceeds from issuance of capital stock	1		61						61
Capital stock reclassified to mandatorily redeemable capital stock	—		(4)						(4)
Cash dividends on capital stock					(2)	—	(2)		(2)
Balance, September 30, 2011	24		$2,390		$1,277	$28	$1,305	$(373)	$3,322

Balance, December 31, 2011	24	[b]	$2,402	[b]	$1,289	$32	$1,321	$(431)	$3,292
Comprehensive income					220	55	275	468	743
Proceeds from issuance of capital stock	1		144						144
Repurchases of capital stock	(8)		(790)						(790)
Capital stock reclassified to mandatorily redeemable capital stock	—		(54)						(54)
Cash dividends on capital stock					(3)	—	(3)		(3)
Balance, September 30, 2012	17		$1,702		$1,506	$87	$1,593	$37	$3,332

[a]	Excludes outstanding shares reclassified to mandatorily redeemable capital stock.

[b]	On January 1, 2012 Capital Stock, shares and par value, were converted to B-1 and B-2 shares under our new Capital Plan.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Nine months ended September 30,	2012	2011
Operating	Net cash provided by (used in) operating activities	$230	$(700)
Investing	Net change Federal Funds sold	(998)	1,058
	Net change securities purchased under agreements to resell	(2,224)	3,575
	Advances -
	Principal collected	154,336	71,676
	Issued	(152,564)	(67,079)
	MPF Loans held in portfolio-
	Principal collected	2,841	3,066
	Purchases	(54)	(40)
	Trading securities -
	Proceeds from maturities, sales, and paydowns	1,976	1,820
	Purchases	(1,648)	(4,407)
	Held-to-maturity securities [a]-
	Short-term held-to-maturity securities, net	266	467
	Proceeds from maturities	1,542	1,785
	Purchases	(19)	(1,042)
	Available-for-sale securities -
	Proceeds from maturities and sales	1,093	891
	Purchases	—	(70)
	Proceeds from sale of foreclosed assets	53	52
	Capital expenditures for software and equipment	(6)	(4)
	Net cash provided by (used in) investing activities	4,594	11,748
Financing	Net change deposits	82	(101)
	Maturities of securities sold under agreements to repurchase	(400)	—
	Net proceeds from issuance of consolidated obligations -
	Discount notes	354,372	616,603
	Bonds	37,532	30,246
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(352,547)	(615,186)
	Bonds	(44,082)	(42,572)
	Net proceeds (payments) on derivative contracts with financing element	(61)	(100)
	Proceeds from issuance of capital stock	144	61
	Repurchase or redemption of capital stock	(790)	—
	Redemptions of mandatorily redeemable capital stock	(48)	(4)
	Cash dividends paid	(3)	(2)
	Net cash provided by (used in) financing activities	(5,801)	(11,055)
	Net increase (decrease) in cash and due from banks	(977)	(7)
	Cash and due from banks at beginning of year	1,002	282
	Cash and due from banks at end of period	$25	$275
Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$54	$4
	Transfer of MPF Loans to real estate owned	76	54

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income -
Federal Funds sold	$1	$1	$2	$3
Securities purchased under agreements to resell	1	—	3	4
Interest bearing deposits	—	—	1	—

Investment securities -
Trading	12	22	43	53
Available-for-sale	160	162	486	489
Held-to-maturity	102	125	326	390
Total investment securities	274	309	855	932

Advances	46	53	140	183
Advance prepayment fees, net of fair value hedge adjustments of $(0), $(43), $(24), and $(50)	19	15	54	20
Total Advances	65	68	194	203

MPF Loans held in portfolio	127	183	429	578
Less: Credit enhancement fees	(2)	(2)	(8)	(6)
MPF Loans held in portfolio, net	125	181	421	572

Total interest income	466	559	1,476	1,714

Interest expense -
Securities sold under agreements to repurchase	—	4	—	13

Consolidated obligations -
Discount notes	77	88	230	278
Bonds	235	318	766	991
Total consolidated obligations	312	406	996	1,269

Subordinated notes	14	15	43	43
Total interest expense	326	425	1,039	1,325

Net interest income before provision for credit losses	140	134	437	389
Provision for credit losses	—	3	8	12
Net interest income	$140	$131	$429	$377

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

Pledged Collateral

We enter into bilateral collateral agreements and execute derivatives and other transactions with major banks and broker-dealers, and we may pledge investment securities as collateral under these agreements as noted on the face of the Statements of Condition. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities:

As of	September 30, 2012	December 31, 2011
U.S. Government & other government related	$2,545	$2,737
MBS:
GSE residential	137	195
Government-guaranteed residential	3	3
Total MBS	140	198
Total trading securities	$2,685	$2,935

At September 30, 2012, and 2011, we had net year-to-date unrealized gains (losses) of $(35) million and $(39) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Fair Value
As of September 30, 2012
U.S. Government & other government related	$713	$—	$63	$—	$776
FFELP ABS	7,176	—	525	(14)	7,687

MBS:
GSE residential	11,494	—	897	(65)	12,326
Government-guaranteed residential	2,786	—	185	—	2,971
Private-label residential	81	(11)	—	(1)	69
Total MBS	14,361	(11)	1,082	(66)	15,366
Total	$22,250	$(11)	$1,670	$(80)	$23,829

As of December 31, 2011
U.S. Government & other government related	$947	$—	$56	$(2)	$1,001
FFELP ABS	7,796	—	398	(35)	8,159

MBS:
GSE residential	11,565	—	658	(91)	12,132
Government-guaranteed residential	2,831	—	130	—	2,961
Private-label residential	90	(26)	—	(1)	63
Total MBS	14,486	(26)	788	(92)	15,156
Total	$23,229	$(26)	$1,242	$(129)	$24,316

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of September 30, 2012
U.S. Government & other government related	$2,252	$—	$2,252	$139	$—	$2,391
State or local housing agency	25	—	25	—	—	25

MBS:
GSE residential	4,653	—	4,653	422	—	5,075
Government-guaranteed residential	1,353	—	1,353	53	—	1,406
Private-label residential	1,905	(398)	1,507	295	(9)	1,793
Total MBS	7,911	(398)	7,513	770	(9)	8,274
Total	$10,188	$(398)	$9,790	$909	$(9)	$10,690

As of December 31, 2011
U.S. Government & other government related	$2,573	$—	$2,573	$104	$—	$2,677
State or local housing agency	27	—	27	—	—	27

MBS:
GSE residential	5,761	—	5,761	423	—	6,184
Government-guaranteed residential	1,414	—	1,414	34	—	1,448
Private-label residential	2,168	(466)	1,702	145	(52)	1,795
Total MBS	9,343	(466)	8,877	602	(52)	9,427
Total	$11,943	$(466)	$11,477	$706	$(52)	$12,131

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods less than 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions because we expect to recover the entire amortized cost basis, we do not intend to sell these securities, and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. In the tables below, in cases where the fair value or gross unrealized losses for an investment category is insignificant, we don't report a balance.

Available-for-Sale Securities

	Less than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of September 30, 2012
U.S. Government & other government related	$—	$—	$49	$—		$49	$—
FFELP ABS	—	—	1,123	(14)		1,123	(14)

MBS:
GSE residential	—	—	3,685	(65)		3,685	(65)
Private-label residential	—	—	69	(12)	[a]	69	(12)	[a]
Total MBS	—	—	3,754	(77)		3,754	(77)
Total available-for-sale securities	$—	$—	$4,926	$(91)		$4,926	$(91)

As of December 31, 2011
U.S. Government & other government related	$98	$(2)	$—	$—		$98	$(2)
FFELP ABS	223	(3)	1,203	(32)		1,426	(35)

MBS:
GSE residential	4,073	(91)	—	—		4,073	(91)
Government-guaranteed residential	33	—	80	—		113	—
Private-label residential	—	—	63	(27)	[a]	63	(27)	[a]
Total MBS	4,106	(91)	143	(27)		4,249	(118)
Total available-for-sale securities	$4,427	$(96)	$1,346	$(59)		$5,773	$(155)

[a]	Includes $36 million and $28 million of gross unrealized/unrecognized recoveries in fair value at September 30, 2012, and at December 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2012
MBS:
Private-label residential	$—	$—	$1,645	$(407)	$1,645	$(407)
Total MBS	—	—	1,645	(407)	1,645	(407)
Total held-to-maturity securities	$—	$—	$1,645	$(407)	$1,645	$(407)

As of December 31, 2011
U.S. Government & other government related	$7	$—	$—	$—	$7	$—

MBS:
GSE residential	—	—	37	—	37	—
Private-label residential	—	—	1,653	(518)	1,653	(518)
Total MBS	—	—	1,690	(518)	1,690	(518)
Total held-to-maturity securities	$7	$—	$1,690	$(518)	$1,697	$(518)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of September 30, 2012	Amortized Cost	Fair Value	Carrying Value	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$506	$509
Due after one year through five years	113	122	58	59
Due after five years through ten years	105	114	493	520
Due after ten years	495	540	1,220	1,328
Total non-ABS/MBS	713	776	2,277	2,416
ABS and MBS	21,537	23,053	7,513	8,274
Total securities	$22,250	$23,829	$9,790	$10,690

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

Our housing price forecast as of September 30, 2012 assumed current-to-trough home price declines ranging from 0.0% (for those housing markets that are believed to have reached their trough) to 4.0%. For those markets where further home price declines are anticipated, the declines were projected to occur over the 3- to 9-month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. For the vast majority of markets for which further home price declines are anticipated, the declines were projected to range from 1% to 2% over the 3-month period beginning July 1, 2012.

The following table presents the projected home price recovery by future month.

As of September 30, 2012	Recovery Range Annualized %
Months	Low	High
1-6	0.0%	2.8%
7-18	0.0%	3.0%
19-24	1.0%	4.0%
25-30	2.0%	4.0%
31-42	2.0%	5.0%
43-66	2.0%	6.0%
Thereafter	2.3%	5.6%

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

		Prepayment Rates			Default Rates			Loss Severities			Credit Enhancement
		%	Range %		%	Range %		%	Range %		%	Range %
As of September 30, 2012	Unpaid Principal Balance	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average	Low	High

2006 Prime	$103	8.4	8.1	9.3	36.6	27.4	40.6	42.3	40.0	43.3	3.2	1.9	6.3
2006 Subprime	15	2.8	2.0	3.6	79.8	71.5	87.5	74.2	69.3	78.7	1.3	—	2.5
Total	$118	7.7	2.0	9.3	42.2	27.4	87.5	46.4	40.0	78.7	3.0	—	6.3

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

As of September 30, 2012	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value
Private-label residential MBS:
Alt-A	$124	$79	$68	$68
Total OTTI AFS securities	$124	$79	$68	$68

Private-label residential MBS:
Prime	$1,419	$1,098	$818	$1,024
Subprime	842	547	429	509
Total OTTI HTM securities	$2,261	$1,645	$1,247	$1,533

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

We recognized OTTI as presented in the following table. Net non-credit portion reclassified (from) to AOCI represents the net amount of impairment losses recognized into earnings from AOCI or reclassified to AOCI from earnings.

	Total OTTI	Net Non-credit Portion (from) to AOCI	OTTI Credit Portion
Three months ended September 30, 2012
Total OTTI	$—	$—	$—

Three months ended September 30, 2011
Prime	$—	$(11)	$(11)
Subprime	(7)	4	(3)
Total OTTI	$(7)	$(7)	$(14)

Nine months ended September 30, 2012
Prime	$—	$(14)	$(14)
Subprime	(2)	1	(1)
Total OTTI	$(2)	$(13)	$(15)

Nine months ended September 30, 2011
Prime	$—	$(35)	$(35)
Alt-A	—	(6)	(6)
Subprime	(16)	—	(16)
Total OTTI	$(16)	$(41)	$(57)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

Three months ended September 30,	2012	2011
Beginning Balance	$724	$694

Additions:
Additional credit losses on securities for which an OTTI charge was previously recognized	—	14
Total OTTI credit losses recognized in the period	—	14

Reductions:
Securities sold, matured, paid down, or prepaid over the period	—	(1)
Increases in cash flows expected to be collected that have been recognized into net income	(1)	—
Ending Balance	$723	$707

Nine months ended September 30,
Beginning Balance	$712	$653

Additions:
Additional credit losses on securities for which an OTTI charge was previously recognized	15	57
Total OTTI credit losses recognized in the period	15	57

Reductions:
Securities sold, matured, paid down, or prepaid over the period	—	(1)
Increases in cash flows expected to be collected that have been recognized into net income	(4)	(2)
Ending Balance	$723	$707

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	September 30, 2012	December 31, 2011
Noncallable/nonputable	$10,357	$11,456
Callable	771	806
Putable	2,190	2,828
Total par value	13,318	15,090
Hedging adjustments	185	189
Other adjustments	28	12
Total advances	$13,531	$15,291

The following table presents our advances by redemption terms:

As of September 30, 2012	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$4,211	0.99%		$4,966	$6,364
One to two years	1,054	2.44%		960	1,046
Two to three years	1,016	1.86%	[a]	966	1,009
Three to four years	1,504	3.25%		1,254	741
Four to five years	1,280	3.15%		1,080	847
More than five years	4,253	1.45%	[a]	4,092	3,311
Total par value	$13,318	1.78%		$13,318	$13,318

[a]	Weighted average interest rate is due to the inclusion of significant variable-rate advances.

Advances Concentration

As of September 30, 2012, the following advance borrowers exceeded 10% of our total advances outstanding: BMO Harris Bank National Association with $2.4 billion or 18% and State Farm Bank, F.S.B with $1.7 billion or 13%.

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

As of	September 30, 2012	December 31, 2011
Medium term (15 years or less)	$2,827	$3,810
Long term (greater than 15 years)	8,335	10,155
Total unpaid principal balance	11,162	13,965
Net premiums, credit enhancement and deferred loan fees	41	53
Hedging adjustments	107	145
Total before allowance for credit losses	11,310	14,163
Allowance for credit losses	(44)	(45)
Total MPF Loans held in portfolio, net	$11,266	$14,118

Conventional	$8,954	$11,433
Government	2,208	2,532
Total unpaid principal balance	$11,162	$13,965

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

The table below presents the impact of the MPF Risk Sharing Structure and severity rates on our allowance for credit losses. As of September 30, 2012, our Total Severity Rate for the MPF Risk Sharing Structure was 38.0%, which included a weighted average Credit Loss Severity Rate of 22.0% attributable to the MPF Loan pool and impaired collateral dependent MPF Loans. Comparable rates at December 31, 2011, were 35.0% and 19.3%. For detailed definitions of how Total Severity Rate and Credit Loss Severity Rate are calculated, see Loss Severity on page F-38 in our 2011 Form 10-K.

As of	September 30, 2012	December 31, 2011
Total estimated losses outstanding	$91	$97
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(23)	(23)
Our share of total losses	68	74
Less: non-credit losses [a]	(29)	(34)
Credit losses	39	40
Plus: other estimated credit losses in the remaining portfolio	5	5
Allowance for credit losses on conventional MPF Loans	$44	$45

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

	September 30, 2012	September 30, 2011
For the three months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$48	$39
Losses charged to the allowance	(4)	(1)
Provision for credit losses	—	3
Balance, end of period	$44	$41

For the nine months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$45	$33
Losses charged to the allowance	(9)	(4)
Provision for credit losses	8	12
Balance, end of period	$44	$41

As of	September 30, 2012	December 31, 2011
Allowance assigned to conventional MPF Loans-
Specifically identified and individually evaluated for impairment	$31	$26
Homogeneous pools of loans and collectively evaluated for impairment	13	19
Total	$44	$45

Recorded Investment in Conventional MPF Loans-
Individually evaluated for impairment - with an allowance	$223	$204
Collectively evaluated for impairment	8,910	11,470
Total	$9,133	$11,674
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

	September 30, 2012			December 31, 2011
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$178	$123	$301	$222	$161	$383
Past due 60-89 days	58	42	100	74	55	129
Past due 90 days or more	265	224	489	303	248	551
Total past due	501	389	890	599	464	1,063
Total current	8,632	1,846	10,478	11,075	2,097	13,172
Total recorded investment	$9,133	$2,235	$11,368	$11,674	$2,561	$14,235
In process of foreclosure	$159	$85	$244	$193	$63	$256
Serious delinquency rate [a]	2.91%	10.06%	4.32%	2.62%	9.69%	3.89%
Past due 90 days or more still accruing interest [b]	$79	$225	$304	$128	$248	$376
On nonaccrual status	$228	$—	$228	$211	$—	$211

[a]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total recorded investment.

[b]
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

Our recorded investment in troubled debt restructurings on our conventional MPF Loans that occurred during the three and nine months ended September 30, 2012, was $2 million and $7 million, and during the three and nine months ended September 30, 2011, was $2 million and $5 million. These amounts represent both the pre- and post- modification amounts recorded in our statement of condition as of the date the troubled debt restructurings were consummated. The pre- and post- modification amounts are the same as we did not record any write-offs either due to the forgiveness of principal or a direct write-off due to a confirmed loss.

Troubled debt restructurings that were modified during the previous 12 months that subsequently defaulted during the nine months ended September 30, 2012, were $8 million. A borrower is considered to have defaulted on a troubled debt restructuring if their contractually due principal or interest payment is sixty days past due at any time during the past 12 months. In certain cases, these troubled debt restructurings may have subsequently become current.

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

	September 30, 2012			December 31, 2011
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans with an allowance	$223	$221	$31	$204	$202	$26

The following table summarizes the average recorded investment of impaired MPF Loans and related interest recognized.

	September 30, 2012		September 30, 2011
For the periods ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months	$210	$3	$138	$2
Nine months	207	7	136	5

Real Estate Owned

We had $60 million and $46 million in REO, recorded in other assets, at September 30, 2012, and December 31, 2011.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Polices in our 2011 Form 10-K for our accounting policies for derivatives. Subsequent to the filing of that 10-K, we have added forward starting advances, which lock in the current market interest rate for future settlement of the advance. We may hedge a firm commitment for a forward-starting advance through the use of an interest rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The carrying value of the firm commitment will be included in the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance.

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

Our derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $91 million of collateral at fair value to our derivatives counterparties at September 30, 2012.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivatives, including cash collateral and related interest where we had the right to reclaim the collateral on derivative assets. We delivered no excess collateral on derivative liabilities for the periods presented.

	September 30, 2012			December 31, 2011
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$25,509	$132	$2,233	$28,240	$203	$2,099
Interest rate swaptions	—	—	—	370	32	—
Total	25,509	132	2,233	28,610	235	2,099
Derivatives not in hedge accounting relationships-
Interest rate swaps	17,889	740	691	38,159	927	785
Interest rate swaptions	6,290	164	—	4,820	179	—
Interest rate caps or floors	1,913	243	—	1,913	254	—
Mortgage delivery commitments	1,499	25	25	502	4	4
Total	27,591	1,172	716	45,394	1,364	789
Total before adjustments	$53,100	1,304	2,949	$74,004	1,599	2,888
Netting adjustments [a]		(1,214)	(1,214)		(1,461)	(1,461)
Exposure at fair value [b]		90	1,735		138	1,427
Cash collateral and related accrued interest		(35)	(1,616)		(98)	(1,221)
Derivative assets and liabilities		$55	$119		$40	$206

[a]	Amounts represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions.

[b]	Includes net accrued interest receivable of $3 million as of September 30, 2012, and $13 million as of December 31, 2011.

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2012	2011	2012	2011
Fair value hedges -
Interest rate swaps	$—	$(16)	$(3)	$(10)
Other	—	2	1	(5)
Fair value hedges - ineffectiveness net gain (loss)	—	(14)	(2)	(15)

Cash flow hedges - ineffectiveness net gain (loss)	—	26	2	40

Economic hedges -
Interest rate swaps	(29)	(180)	(75)	(185)
Interest rate swaptions	6	201	24	141
Interest rate caps/floors	(2)	42	(11)	32
Interest rate futures/TBA	—	—	—	—
Mortgage delivery commitments	1	—	1	—
Net interest settlements	23	20	63	64
Economic hedges - net gain (loss)	(1)	83	2	52

Net gains (losses) on derivatives and hedging activities	$(1)	$95	$2	$77

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Total Gain (Loss) Ineffectiveness Recognized in Derivatives and Hedging Activities	Effect of Derivatives on Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Three months ended September 30, 2012
Hedged item type -
Available-for-sale securities	$(35)	$36	$1	$(33)	$—
Advances	(5)	6	1	(19)	—
MPF Loans held for portfolio	—	—	—	—	(12)
Consolidated obligation bonds	(4)	2	(2)	31	(6)
Total	$(44)	$44	$—	$(21)	$(18)

Three months ended September 30, 2011
Hedged item type -
Available-for-sale securities	$(335)	$323	$(12)	$(36)	$—
Advances	(43)	44	1	(29)	(42)
MPF Loans held for portfolio	4	(2)	2	(1)	(12)
Consolidated obligation bonds	162	(167)	(5)	79	(11)
Total	$(212)	$198	$(14)	$13	$(65)

Nine months ended September 30, 2012
Hedged item type -
Available-for-sale investments	$(112)	$111	$(1)	$(98)	$—
Advances	(13)	20	7	(64)	(24)
MPF Loans held for portfolio	1	—	1	(2)	(39)
Consolidated obligation bonds	3	(12)	(9)	111	(22)
Total	$(121)	$119	$(2)	$(53)	$(85)

Nine months ended September 30, 2011
Hedged item type -
Available-for-sale investments	$(419)	$405	$(14)	$(103)	$—
Advances	(26)	34	8	(115)	(51)
MPF Loans held for portfolio	(2)	(4)	(6)	(6)	(37)
Consolidated obligation bonds	291	(294)	(3)	239	(29)
Total	$(156)	$141	$(15)	$15	$(117)

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

The following table presents our gains (losses) on our cash-flow hedging relationships recorded in income and other comprehensive income (loss). In the tables below, in cases where amounts are insignificant in the aggregate, we don't report a balance.

	Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities		Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Total Change in OCI	Net Interest Settlements Effect on Net Interest Income [a]
Three months ended September 30, 2012
Advances - interest rate floors	$3	$—	[b]	$3	$—	$(3)	$—
Discount notes - interest rate caps	(1)	—		(1)	—	1	—
interest rate swaps	—	—		—	(33)	(33)	(67)
Bonds - interest rate swaps	(1)	—		(1)	—	1	—
Total	$1	$—		$1	$(33)	$(34)	$(67)
Three months ended September 30, 2011
Advances - interest rate floors	$4	$25	[b]	$29	$—	$(29)	$—
Discount notes - interest rate caps	(3)	—		(3)	—	3	—
interest rate swaps	(2)	1		(1)	(400)	(399)	(80)
Bonds - interest rate swaps	(2)	—		(2)	—	2	—
Total	$(3)	$26		$23	$(400)	$(423)	$(80)
Nine months ended September 30, 2012
Advances - interest rate floors	$11	$—	[b]	$11	$—	$(11)	$—
Discount notes - interest rate caps	(5)	—		(5)	—	5	—
interest rate swaps	(2)	2		—	(91)	(91)	(202)
Bonds - interest rate swaps	(4)	—		(4)	—	4	—
Total	$—	$2		$2	$(91)	$(93)	$(202)
Nine months ended September 30, 2011
Advances - interest rate floors	$26	$37	[b]	$63	$—	$(63)	$—
Discount notes - interest rate caps	(11)	—		(11)	—	11	—
interest rate swaps	(4)	3		(1)	(453)	(452)	(241)
Bonds - interest rate swaps	(4)	—		(4)	—	4	—
Total	$7	$40		$47	$(453)	$(500)	$(241)

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

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $10 million as of September 30, 2012. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 8 years.

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

As of September 30, 2012	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$7,646	3.37%	$19,153
One to two years	5,615	3.76%	6,150
Two to three years	2,125	2.52%	1,208
Three to four years	3,768	3.70%	2,768
Four to five years	5,890	2.05%	1,575
Thereafter	8,378	2.85%	2,568
Total par value	$33,422	3.06%	$33,422

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

	Carrying Value	Par Value	Weighted Average Interest Rate
As of September 30, 2012	$27,231	$27,235	0.13%
As of December 31, 2011	25,404	25,411	0.05%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	September 30, 2012	December 31, 2011
Noncallable	$20,759	$24,479
Callable	12,663	15,485
Total par value	33,422	39,964
Bond premiums (discounts), net	14	19
Hedging adjustments	(70)	(104)
Fair value option adjustments	—	1
Total consolidated obligation bonds	$33,366	$39,880

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

We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum investment requirement and we remain in compliance with our regulatory capital requirements. As further discussed in Note 12 - Regulatory Actions, the Board of Directors has adopted a resolution which may not be amended without FHFA consent governing our repurchases of excess stock. Pursuant to that resolution, we are required to continue making quarterly repurchases of excess capital stock from members on a pro rata basis, subject to satisfaction of certain conditions. For as long as we continue to make such quarterly repurchases, we anticipate that individual members' requests for repurchase of excess Class B-2 Stock will not be fulfilled. Upon request we will continue to repurchase excess Class B-1 Stock that is in excess of a member's capital stock “floor.”

During the three and nine months ended September 30, 2012, we repurchased excess capital stock (including capital stock reclassified as MRCS) totaling $148 million and $798 million. At September 30, 2012, we had remaining excess capital stock of $301 million compared to $1.1 billion at December 31, 2011.

Although our Repurchase Plan terminated by its terms in May, 2012, pursuant to the resolution adopted our Board of Directors (as discussed in Note 12 - Regulatory Actions), we continue to repurchase excess capital stock held by members if we maintain compliance with financial and capital thresholds set forth in the Repurchase Plan as discussed in Repurchase of Excess Capital Stock on page F-56 in our 2011 Form 10-K. On October 15, 2012, following our assessment that we met the thresholds for repurchase based on the financial results for the third quarter of 2012, we notified members of another repurchase opportunity and the process for requesting repurchase. In accordance with that process, we announced that we plan to repurchase excess capital stock of $100 million on November 15, 2012.

Capital Concentration

As of September 30, 2012, BMO Harris Bank National Association held $236 million, or 14%, of our total capital stock outstanding. No other members had capital stock exceeding 10%.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table details our minimum capital requirements at September 30, 2012, under our new Capital Plan:

	September 30, 2012
	Required	Actual
Risk-based capital	$1,516	$3,305
Capital-to-assets ratio (regulatory)	4.00%	4.97%
Regulatory capital	$2,658	$3,305
Leverage capital-to-assets ratio (regulatory)	5.00%	7.46%
Leverage capital	$3,322	$4,957

Detailed components of our Risk-Based Capital were as follows:

September 30, 2012
Credit risk	$1,125
Market risk	41
Operations risk	350
Total risk-based capital requirement	$1,516
Actual permanent capital	$3,305

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

Mandatorily Redeemable Capital Stock

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS) under conditions as further described in Mandatorily Redeemable Capital Stock on page F-55 in our 2011 Form 10-K. As of April 18, 2012, we are no longer required to obtain FHFA approval for such redemptions and repurchases, as further discussed in Note 12 - Regulatory Actions.

The following table shows a reconciliation of the dollar amounts in MRCS, along with the number of current and former members owning the related capital stock at period end:

September 30, 2012	Dollar Amount
MRCS at beginning of year	$4
Capital stock reclassified to MRCS	54
Redemption of MRCS	(48)
MRCS at end of period [a]	$10
Number of stockholders holding MRCS at period end	13

[a]	All MRCS outstanding at the end of the period are redeemable in five years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the periods indicated:

	Net Unrealized on AFS	Non-credit OTTI on AFS	Net Unrealized on HTM	Non-credit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total

Balance, December 31, 2010	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)
Net change in the period	468	8	3	131	(500)	—	110

Balance, September 30, 2011	$1,216	$(26)	$(5)	$(499)	$(1,061)	$2	$(373)

Balance, December 31, 2011	$1,113	$(26)	$(5)	$(466)	$(1,049)	$2	$(431)
Net change in the period	477	15	2	68	(93)	(1)	468

Balance, September 30, 2012	$1,590	$(11)	$(3)	$(398)	$(1,142)	$1	$37

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

The table below provides the investment securities in which fair value is provided to us by third party pricing services.

			Range of Pricing Services Values
As of September 30, 2012	Portfolios	Fair Value	Minimum	Maximum
Private-label residential MBS - OTTI	AFS	$69	$62	$75
Private-label residential MBS - OTTI	HTM	3	3	3

Derivative Assets

The following table shows the range of values for our derivative assets that are carried at fair value under a fair value hedge strategy on our statements of condition using Level 3 significant inputs.

As of September 30, 2012	Significant Inputs Curve	Fair Value
Derivative Assets	LIBOR	$32

Consolidated obligations

The following table shows the applicable curve of our consolidated obligations that are carried at fair value under a fair value hedge strategy on our statements of condition using Level 3 significant inputs.

As of September 30, 2012	Significant Inputs Curve	Fair Value
Non-callable consolidated obligation bonds	CO	$82

Impaired MPF Loans and Real Estate Owned

See Assets Measured at Fair Value on a Nonrecurring Basis on page 41.

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

	September 30, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment/ Cash Collateral [a]
Financial Assets
Cash and due from banks	$25	$25	$25	$—		$—		$—
Federal Funds sold	1,948	1,948	—	1,948		—		—
Securities purchased under agreements to resell	3,049	3,049	—	3,049		—		—
Trading securities	2,685	2,685	—	2,685		—		—
Available-for-sale securities	23,829	23,829	—	23,760		69		—
Held-to-maturity securities	9,790	10,690	—	8,897		1,793		—
Advances	13,531	13,828	—	13,828		—		—
MPF Loans held in portfolio, net	11,266	12,205	—	11,997		208		—
Accrued interest receivable	127	127	—	127		—		—
Derivative assets	55	55	—	1,272	[b]	32	[b]	(1,249)

Financial Liabilities
Deposits	$730	$730	$—	$730		$—		$—
Securities sold under agreements to repurchase	—	—	—	—		—		—
Consolidated obligations -
Discount notes	27,231	27,231	—	27,231		—		—
Bonds	33,366	35,304	—	35,222		82	[c]	—
Accrued interest payable	289	289	—	289		—		—
Mandatorily redeemable capital stock	10	10	10	—		—		—
Derivative liabilities	119	119	—	2,949		—		(2,830)
Subordinated notes	1,000	1,137	—	1,137		—		—

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

As of September 30, 2012	Level 1	Level 2		Level 3		Netting Adjustment [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$2,545		$—		$—	$2,545
GSE residential MBS	—	137		—		—	137
Governmental-guaranteed residential MBS	—	3		—		—	3
Total Trading Securities	—	2,685		—		—	2,685
AFS securities:
U.S. Government & other government related	—	776		—		—	776
FFELP ABS	—	7,687		—		—	7,687
GSE residential MBS	—	12,326		—		—	12,326
Government-guaranteed residential MBS	—	2,971		—		—	2,971
Private-label residential MBS	—	—		69		—	69
Total AFS Securities	—	23,760		69		—	23,829
Advances	—	9		—		—	9
Derivative assets	—	1,272	[b]	32	[b]	(1,249)	55
Total assets at fair value	$—	$27,726		$101		$(1,249)	$26,578
Level 3 as a percent of total assets at fair value				0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(2,258)		$—		$—	$(2,258)
Consolidated obligation bonds	—	(855)		(82)	[c]	—	(937)
Derivative liabilities	—	(2,949)	[b]	—		2,830	(119)
Total liabilities at fair value	$—	$(6,062)		$(82)		$2,830	$(3,314)
Level 3 as a percent of total liabilities at fair value				2.5%

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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds

At December 31, 2011	$63	$37	$(87)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	(5)	5
Included in net change in fair value on OTTI AFS securities in OCI	16	—	—
Paydowns and settlements	(10)	—	—
At September 30, 2012	$69	$32	$(82)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$(5)	$5

At December 31, 2010	$76	$29	$(78)
Gains (losses) realized and unrealized:
Change in fair value included in earnings in derivatives and hedging activities	—	7	(7)
Included in net change in fair value on OTTI AFS securities in OCI	2	—	—
Paydowns and settlements	(11)	—	—
At September 30, 2011	$67	$36	$(85)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$7	$(7)

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

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Held-to-maturity - Private-label residential MBS	$—	$—	$3	$—	$—	$9
Impaired MPF Loans	—	—	208	—	—	193
Real estate owned	—	—	18	—	—	16
Total non-recurring assets	$—	$—	$229	$—	$—	$218

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

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	September 30, 2012			September 30, 2011
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$9	$(7,017)	$(4,135)	$9	$(4,073)	$(1,202)
New transactions elected for fair value option	—	(6,300)	—	—	(4,885)	(5,499)
Maturities and extinguishments	—	12,465	1,878	—	4,150	100
Net gain (loss) on instruments held at fair value	—	(6)	—	—	—	—
Change in accrued interest and other	—	3	(1)	—	(4)	(2)
Balance end of period	$9	$(855)	$(2,258)	$9	$(4,812)	$(6,603)

For the nine months ended
Balance beginning of period	$9	$(2,631)	$(11,466)	$4	$(9,425)	$(4,864)
New transactions elected for fair value option	—	(15,190)	—	5	(9,044)	(5,649)
Maturities and extinguishments	—	16,965	9,214	—	13,669	3,916
Net gain (loss) on instruments held at fair value	—	—	2	—	(13)	—
Change in accrued interest and other	—	1	(8)	—	1	(6)
Balance end of period	$9	$(855)	$(2,258)	$9	$(4,812)	$(6,603)
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
The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	September 30, 2012			December 31, 2011
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$9	$9	$—	$9	$9	$—
Consolidated obligation bonds	(855)	(855)	—	(2,630)	(2,631)	1
Consolidated obligation discount notes	(2,258)	(2,258)	—	(11,465)	(11,466)	1

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 16 – Commitments and Contingencies

The following table shows our commitments outstanding but not yet incurred or recorded in our statements of condition.

As of	September 30, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$2,926	$—	$2,926	$150	$—	$150
Member standby letters of credit	344	293	637	296	273	569
Housing authority standby bond purchase agreements	50	387	437	44	282	326
MPF Xtra mortgage purchase commitments which will be concurrently resold to Fannie Mae	748	—	748	250	—	250
MPF Loan mortgage purchase commitments for portfolio	3	—	3	1	—	1
Advance commitments	7	214	221	—	—	—
Total	$4,078	$894	$4,972	$741	$555	$1,296
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

	September 30, 2012	December 31, 2011
Assets - Advances	$2,495	$3,515
Liabilities - Deposits	97	69
Equity - Capital Stock	250	399

Other FHLBs

Material amounts of transactions with other FHLBs, if any, are parenthetically identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011		September 30, 2011
Selected statements of condition data
Total investments [a]	$41,301	$40,336	$40,182	$40,503		$43,142
Advances	13,531	15,797	14,739	15,291		14,294
MPF Loans held in portfolio	11,310	12,210	13,181	14,163		15,246
Allowance for credit losses	(44)	(48)	(49)	(45)		(41)
Total assets	66,444	68,641	68,908	71,255		73,251
Consolidated obligations -
Discount notes	27,231	23,439	22,424	25,404		19,830
Bonds	33,366	39,872	41,048	39,880		45,880
Total consolidated obligations, net	60,597	63,311	63,472	65,284		65,710
Mandatorily redeemable capital stock	10	10	14	4		530
Capital stock	1,702	1,850	1,908	2,402		2,390
Total retained earnings	1,593	1,504	1,436	1,321		1,305
Accumulated other comprehensive income (loss)	37	(221)	(387)	(431)		(373)
Total capital	3,332	3,133	2,957	3,292		3,322
Other selected data at period end
MPF Xtra loan volume funded - total system	$2,027	$1,334	$1,170	$1,281		$768
MPF Xtra loan volume funded - Chicago PFIs	1,044	709	683	775		494
MPF Xtra loans outstanding [b]	9,861	8,630	7,863	7,234		6,652
Regulatory capital to assets ratio [c]	4.97%	4.90%	4.87%	6.35%		6.86%
Market value of equity to book value of equity	103%	97%	94%	90%		92%
All FHLBs consolidated obligations outstanding (par)	$674,487	$685,195	$658,015	$691,868		$696,606
Number of members	764	767	767	767		766
Total employees (full and part time)	318	312	301	296		300
Total investments as a percent of total assets	62%	59%	58%	57%		59%
Advances as a percent of total assets	20%	23%	21%	21%		20%
MPF Loans as a percent of total assets	17%	18%	19%	20%		21%
Selected statements of income data
Net interest income before provision for credit losses	$140	$138	$159	$148		$134
Provision for credit losses	—	2	6	7		3
OTTI (loss), credit portion	—	(14)	(1)	(11)		(14)
Other non-interest gain (loss) excluding OTTI	(12)	(13)	7	(23)		75
Non-interest expense	28	32	30	83	[d]	36
Net income	90	69	116	16		141
Cash dividends	1	1	1	—	*	1
Selected annualized ratios and data
Return on average assets - Quarter	0.53%	0.39%	0.66%	0.09%		0.75%
Return on average assets - Year to date	0.52%	0.52%	0.66%	0.28%		0.34%
Return on average equity - Quarter	14.25%	9.28%	15.93%	2.07%		17.45%
Return on average equity - Year to date	13.08%	12.57%	15.93%	7.22%		8.92%
Average equity to average assets	3.71%	4.21%	4.11%	4.21%		4.31%
Non-interest expense to average assets	0.16%	0.18%	0.17%	0.45%		0.19%
Net yield on interest-earning assets	0.84%	0.80%	0.91%	0.82%		0.73%
Return on average Regulatory Capital spread to three month LIBOR index	10.34%	7.76%	12.63%	1.10%		13.28%
Dividend payout ratio	1.59%	1.92%	0.52%	3.56%		0.41%

*	Less than $1 million

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•
changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; changes in our cost of funds due to Congressional deliberations on the overall U.S. debt burden, including concerns over U.S. fiscal policy and the "fiscal cliff," and any related rating agency actions impacting FHLB consolidated obligations;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2012 Financial Highlights

•
We recorded net income of $90 million for the third quarter of 2012, 36% less than net income of $141 million in the third quarter of 2011, a quarter characterized by significant gains on hedging activities and a settlement related to a dispute over some of our private-label MBS. Year-to-date net income of $275 million is 32% ahead of net income of $208 million for the first three quarters of 2011. Earnings for the third quarter are the result of a strong base of net interest income, reduced OTTI charges (less than $1 million compared to $14 million in the third quarter of last year), and an increase in prepayment fee income. Net interest income of $140 million was 7% higher than net interest income of $131 million in the third quarter of last year, in part because maturing debt was reissued at lower rates. While we continue to generate sound net interest income, we cannot predict the impact on future earnings of prepayment fees, OTTI credit losses, or hedging expenses.

•
Advances outstanding at September 30, 2012, were $13.5 billion, 12% lower than the year-end level of $15.3 billion, primarily due to lower borrowings from a few of our largest members. Increasing advances and sustaining increased levels of advances are fundamental to the success of our strategic transformation, but we recognize that we must invest time to bring on new members and introduce current members to new solutions that use advances as part of their ongoing funding strategies. We have added 12 new members in 2012, including five insurance companies, four banks, and three credit unions. An additional insurance company is currently in the process of applying for membership. We are talking to all of our members - including those with significant liquidity on their balance sheets - about how advances can benefit their long-term earnings and interest rate risk management goals even in the current low-rate environment.

•
MPF Loans held in portfolio were $11.3 billion at the end of the third quarter, down $2.8 billion (20%) from $14.1 billion at year-end 2011. The reduction is consistent with our 2008 decision not to add MPF Loans to our balance sheet. MPF Xtra loan volume was $1.0 billion for our PFIs and $2.0 billion for the program overall during the quarter. In addition, some members are selling loans through traditional risk-sharing MPF products, which are participated to another FHLB.

•
Total investment securities decreased $2.4 billion (6%) from year-end 2011 to $36.3 billion at the end of the third quarter of 2012, as investments matured or paid down. Total assets fell $4.8 billion (7%) from year-end 2011 to $66.4 billion at September 30, 2012. We anticipate that the overall size of the Bank will continue to fall as MPF Loans and investment securities mature or pay down.

•
As a result of our net income, our retained earnings have grown to $1.6 billion, providing a level of protection for member capital. In addition, our profitable results and retained earnings have made it possible to fulfill our commitment to return liquidity to members' investments in the Bank through the repurchase and redemption of $1.4 billion in capital stock since late 2011. We have announced that we plan to repurchase $100 million of excess capital stock on November 15, 2012

•	We are in compliance with all of our regulatory capital requirements.

Summary and Outlook

Our overarching goal is to build a member-focused Bank: one that delivers the products and services that members need to effectively manage their organizations and offer competitive products to their communities. To succeed, we need to remain financially strong and profitable while limiting our risks. Our focus is to:

•	Deliver the value of our funding advantage through our products and services while paying a reasonable return on members' capital investment in the Bank;

•	Develop new advances, products, structures and solutions;

•	Maximize member borrowing capacity through the expansion of collateral and enhancement of collateral value;

•	Make it easier to transact business with us;

•	Expand the product options of and member participation in the MPF Program; and

•	Integrate our community investment programs with our members' social investment goals.

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

•
MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate. Interest income on MPF Loans includes amortization as detailed in MPF Loans Held in Portfolio, net on page 56.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	September 30, 2012				September 30, 2011				Increase (decrease) due to
For the three months ended	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest		Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and deposit income	$6,397	$2		0.13%	$4,812	$1		0.08%	$—	$1	$1
Investment securities	35,054	274		3.13%	38,938	309		3.17%	(31)	(4)	(35)
Advances	14,066	65		1.85%	14,277	68		1.91%	(1)	(2)	(3)
MPF Loans held in portfolio	11,514	125		4.34%	15,378	181		4.71%	(45)	(11)	(56)
Total Interest Income on Assets	67,031	466		2.78%	73,405	559		3.05%	(77)	(16)	(93)
Deposits	741	—	*	—%	701	—	*	—%	—	—	—
Securities sold under agreements to repurchase	—	—		—%	1,200	4		1.33%	(4)	—	(4)
Consolidated obligation discount notes	25,779	77		1.19%	15,530	88		2.27%	58	(69)	(11)
Consolidated obligation bonds	37,430	235		2.51%	51,913	318		2.45%	(89)	6	(83)
Mandatorily redeemable capital stock	10	—	*	0.30%	532	—	*	0.10%	—	—	—
Subordinated notes	1,000	14		5.60%	1,000	15		6.00%	—	(1)	(1)
Total Interest Expense on Liabilities	64,960	326		2.01%	70,876	425		2.40%	(35)	(64)	(99)
Net yield on interest-earning assets	$67,031	$140		0.84%	$73,405	$134		0.73%	$(42)	$48	$6

*	Less than $1 million

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	September 30, 2012				September 30, 2011				Increase (decrease) due to
For the nine months ended	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest		Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and deposit income	$5,652	$6		0.14%	$8,298	$7		0.11%	$(2)	$1	$(1)
Investments	35,785	855		3.19%	38,699	932		3.21%	(70)	(7)	(77)
Advances	14,784	194		1.75%	16,398	203		1.65%	(20)	11	(9)
MPF Loans held in portfolio	12,421	421		4.52%	16,246	572		4.69%	(135)	(16)	(151)
Total Interest Income on Assets	68,642	1,476		2.87%	79,641	1,714		2.87%	(227)	(11)	(238)
Deposits	711	—	*	—%	733	—	*	—%	—	—	—
Securities sold under agreements to repurchase	41	—		—%	1,200	13		1.44%	(13)	—	(13)
Consolidated obligation discount notes	25,793	230		1.19%	20,164	278		1.84%	78	(126)	(48)
Consolidated obligation bonds	38,777	766		2.63%	53,517	991		2.47%	(273)	48	(225)
Mandatorily redeemable capital stock	9	—	*	0.22%	531	—	*	0.10%	—	—	—
Subordinated notes	1,000	43		5.73%	1,000	43		5.73%	—	—	—
Total Interest Expense on Liabilities	66,331	1,039		2.09%	77,145	1,325		2.29%	(208)	(78)	(286)
Net yield on interest-earning assets	$68,642	$437		0.85%	$79,641	$389		0.65%	$(19)	$67	$48

*	Less than $1 million

Net interest income changed mainly due to the following:

•
Investment income declined primarily due to the decline in average investment balances as securities matured or paid down with proceeds primarily being used to pay down our consolidated obligations as well as to redeem our capital stock rather than being reinvested in investment securities. Yields on securities also declined slightly in line with market conditions. In connection with the approval of our Capital Plan the FHFA now requires, and our Board has passed, a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 24 in our 2011 Form 10-K. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we continue to make repurchases and redemptions of excess capital stock.

•
Interest income from advances decreased compared to the prior year primarily due to the decline in average outstanding balances as members either prepaid their advance balances or elected not to renew advances that matured during this time. Yield on advances for the comparative three months ended September 30 declined in line with the overall weakness in global market interest rates, although partially offset by slightly higher advance prepayment fees of $19 million, net, compared to $15 million a year ago. Comparative yields for the nine months ended September 30 show an increase due to an elevated level of prepayment fees of $54 million, net, compared to $20 million a year ago. We recognized increased prepayment fee income in 2012 compared to the same periods of 2011, primarily attributable to members electing to restructure their outstanding advances with us to take advantage of the extended low interest rate environment in 2012. Specifically, the majority of these restructurings were treated as new advances for accounting purposes and the related prepayment fees were immediately recognized as prepayment fee income in the period of termination.

•
Interest income from MPF Loans continued to decline as expected relative to the decreased level of MPF Loans outstanding as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for a small amount of loans being acquired under our affordable housing programs. MPF Loans are paying down at a fairly steady rate. Yields on MPF Loans declined slightly as the higher yield loans in our portfolio are experiencing a higher prepayment rate relative to lower yielding loans. We expect these trends to continue.

•
The decline in interest income was more than offset by the reduction in interest expense on our consolidated obligations. This reduction resulted in part from calling higher priced debt that was no longer needed due to our reduced funding needs for investments, advances, and MPF Loans. We were able to fund our balance sheet with consolidated obligation discount notes issued at lower interest rates relative to prior periods.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income was also impacted by fair value and cash flow hedging activity. Specifically, the low interest rate environment continued to result in negative net interest settlements attributable to open derivative hedging activity and the amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. See the tables of Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option starting on page 51 for further details.

Non-Interest Gain (Loss)

	Three months		Nine Months
For the periods ended September 30,	2012	2011	2012	2011
OTTI impairment charges, credit portion	$—	$(14)	$(15)	$(57)
Trading securities	(10)	(18)	(35)	(40)
Derivatives and hedging activities	(1)	95	2	77
Instruments held at fair value option	(6)	—	2	(13)
Early extinguishment of debt	—	(21)	—	(21)
Other, net
MPF Xtra and other MPF administration fees	4	2	9	7
All other	1	17	4	18
Total non-interest gain (loss)	$(12)	$61	$(33)	$(29)

OTTI impairment charges, credit portion

The amount of impairment charges declined as the economic conditions, and thus the significant inputs used to value our securities, were relatively consistent from the fourth quarter of 2011 through the third quarter of 2012. Although we actively monitor the credit quality of our MBS, it is not possible to predict whether we will have additional OTTI charges in the future. Future changes will depend on many factors including economic, financial market, and housing market conditions; and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities. Further, increases in the time period for processing foreclosures and foreclosure delays by several major mortgage servicers may result in loss severities beyond current expectations. See Note 5 - Investment Securities to the financial statements for further details on our OTTI, including the significant inputs used to model our impairment calculations in a base case scenario. Also see Critical Accounting Policies and Estimates on page 61 for a discussion on the sensitivity of OTTI to an adverse case scenario.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option

Details on the impact of these items, which include hedge ineffectiveness and economic hedge activity, are detailed in the following tables.

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Three months ended September 30, 2012
Amortization/accretion of hedging activities	$3	$—	$(12)	$(1)	$(7)	$(17)
Net interest settlements [a]	(19)	(33)	—	(67)	31	(88)
Total hedging activities recorded in net interest income	(16)	(33)	(12)	(68)	24	(105)
Fair value hedges	2	1	—	—	(3)	—
Cash flow hedges	—	—	—	—	—	—
Economic hedges	—	—	(6)	1	4	(1)
Total recorded in derivatives and hedging activities	2	1	(6)	1	1	(1)
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(8)	—	—	—	(8)
Instruments held under fair value option	—	—	—	—	(6)	(6)
Total net effect of hedging activities	$(14)	$(40)	$(18)	$(67)	$19	$(120)
Trading securities - unhedged		$(2)				$(2)

Three months ended September 30, 2011
Amortization/accretion of hedging activities	$(38)	$—	$(12)	$(5)	$(13)	$(68)
Net interest settlements [a]	(29)	(36)	(1)	(80)	79	(67)
Total hedging activities recorded in net interest income	(67)	(36)	(13)	(85)	66	(135)
Fair value hedges	1	(12)	2	—	(5)	(14)
Cash flow hedges	25	—	—	1	—	26
Economic hedges	—	(2)	73	(1)	13	83
Total recorded in derivatives and hedging activities	26	(14)	75	—	8	95
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(16)	—	—	—	(16)
Instruments held under fair value option	—	—	—	—	—	—
Total net effect of hedging activities	$(41)	$(66)	$62	$(85)	$74	$(56)
Trading securities - unhedged		$(2)				$(2)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Nine months ended September 30, 2012
Amortization/accretion of hedging activities	$(13)	$—	$(39)	$(7)	$(26)	$(85)
Net interest settlements [a]	(64)	(98)	(2)	(202)	111	(255)
Total hedging activities recorded in net interest income	(77)	(98)	(41)	(209)	85	(340)
Fair value hedges	7	(1)	1	—	(9)	(2)
Cash flow hedges	—	—	—	2	—	2
Economic hedges	—	—	(13)	7	8	2
Total recorded in derivatives and hedging activities	7	(1)	(12)	9	(1)	2
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(32)	—	—	—	(32)
Instruments held under fair value option	—	—	—	2	—	2
Total net effect of hedging activities	$(70)	$(131)	$(53)	$(198)	$84	$(368)
Trading securities - unhedged		$(3)				$(3)

Nine months ended September 30, 2011
Amortization/accretion of hedging activities	$(25)	$—	$(37)	$(15)	$(33)	$(110)
Net interest settlements [a]	(115)	(103)	(6)	(241)	239	(226)
Total hedging activities recorded in net interest income	(140)	(103)	(43)	(256)	206	(336)
Fair value hedges	8	(14)	(6)	—	(3)	(15)
Cash flow hedges	37	—	—	3	—	40
Economic hedges	(1)	(4)	21	1	35	52
Total recorded in derivatives and hedging activities	44	(18)	15	4	32	77
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(35)	—	—	—	(35)
Instruments held under fair value option	—	—	—	—	(13)	(13)
Total net effect of hedging activities	$(96)	$(156)	$(28)	$(252)	$225	$(307)
Trading securities - unhedged		$(5)				$(5)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Hedging Activities Recorded in Net Interest Income

•
Net interest income was negatively impacted primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedge relationships.

Fair Value and Cash Flow Hedges

•
We recognized a modest net loss due to net ineffectiveness on our fair value hedge accounting relationships during 2012. The loss resulted from the difference in interest rate sensitivities between the interest rate derivatives used as hedging instruments and the underlying hedged assets or liabilities. We also recognized small gains related to hedge ineffectiveness on our discount note cash flow hedge accounting relationships in 2012.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Economic Hedges

•
Economic hedges are hedges that do not qualify for hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During 2012, interest rates rose slightly, which contributed to a small overall net loss on economic MPF Loan hedges for the period. During the third quarter of 2011, interest rates decreased significantly which contributed to a net gain of $73 million on economic MPF Loan hedges for the quarter and $21 million for the nine months ended September 30, 2011. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedge gains and losses from period to period. These losses were offset by gains on economic hedges of our consolidated obligation bonds and discount notes, which benefited from the slight rise in interest rates and accordingly, we recognized nominal gains from that strategy.

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

Instruments Held Under Fair Value Option

•
We elected the fair value option for a portion of our advances, and consolidated obligations (bonds and discount notes) to economically hedge the interest rate risk associated with these instruments. Although there was no impact on advances, we had net losses on consolidated obligation bonds in the third quarter, caused primarily by a drop in interest rates on longer termed bonds.

Extinguishment of Debt

Though we did not incur any gains or losses on debt extinguishment during 2012, we incurred losses of $21 million on debt extinguishment in the third quarter of 2011. Our objective in regards to these extinguishments was to strengthen future net interest income by reducing a portion of our existing high cost debt. The extinguishments are funded with the excess cash received from certain interest earning assets that had matured or prepaid, and that are not expected to be replaced.

MPF Xtra and other MPF administration fees

This line item represents fees earned from administering mortgage loans not reported on our statements of condition. It includes fees we receive from other FHLBs to administer their MPF Loans, as well as fees earned on MPF Xtra loans owned by Fannie Mae and administered through our internal systems. There are now five FHLBs out of 12 participating in the MPF Xtra product as of September 30, 2012, and we are looking to add more as MPF Xtra continues to grow. We have processed $4.5 billion of MPF Xtra loans for the year to date period ended September 30, 2012, compared to $1.5 billion for the same period in 2011, and $14.2 billion since inception of MPF Xtra in September 2008.

Due to the deferred nature of the recognition of fees, recorded income is up slightly over prior periods. We defer MPF Xtra fees and then recognize them over the contractual life of the loans. As of September 30, 2012, we had deferred MPF Xtra fees of $22 million compared to $16 million at December 31, 2011. Total MPF Xtra loans outstanding as of September 30, 2012 were $9.9 billion compared to $7.2 billion at December 31, 2011. MPF Xtra loans are not held on our statements of condition.

We continue to see new growth of mortgage lenders participating in MPF Xtra. A total of 521 PFIs have now been approved and executed MPF Xtra master commitments as of September 30, 2012, compared to 443 PFIs as of December 31, 2011, of which 363 PFIs have funded and delivered MPF Xtra loans compared to 321 PFIs, as of those dates.

PLMBS Dispute Settlement

In July of 2011, we reached a settlement in connection with a dispute related to certain of our private-label MBS. The settlement was reached with a third party that is not a current defendant in the private label MBS litigation we filed in October, 2010. We received and recognized into other income the total settlement amount of $14.5 million in the third quarter of 2011.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months		Nine Months
For the periods ended September 30,	2012	2011	2012	2011
Compensation and benefits	$14	$18	$45	$47
Other operating expenses	9	8	25	25
FHFA	2	2	6	8
Office of Finance	—	1	2	3
Other
MPF administration expense	1	2	4	5
Real estate owned (REO) losses and expenses, net	1	1	7	9
Other	1	4	1	4
Total non-interest expense	$28	$36	$90	$101

Compensation and benefits decreased in the third quarter primarily due to reduced pension costs. Pension cost is a function of, among other things, the interest rate used to discount future pension obligations to a present value. The Moving Ahead for Progress in the 21st Century Act (MAP-21), which was enacted in July 2012, contains provisions that stabilize the interest rates used to calculate required pension contributions. Current historically low interest rates have resulted in significant increases to required pension contributions. The pension provisions of MAP-21 Act are expected to reduce our required pension contributions for 2012 and 2013 and increase our plan's funded status.

We experienced a significant increase in REO expense in the second quarter of 2012 but returned to more historically normal rates of losses expected in the third quarter. In a distressed market for REO sales, volatility in REO expense may continue for the near future.

Assessments

	Three months		Nine months
For the period ending September 30,	2012	2011	2012	2011
Affordable Housing Program	$10	$15	$31	$22
Resolution Funding Corporation	—	—	—	17
Total assessments	$10	$15	$31	$39

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

Other Comprehensive Income

For the nine months ended September 30, 2012, total other comprehensive income has increased by $468 million. This increase is primarily due to the ongoing trend of significant unrealized gains on our available-for-sale securities that began in 2011 and has continued in 2012. These increases in unrealized gains resulted from a market rally and tightening of MBS spreads. These gains only would be realized if we sold the securities. If we hold the securities to maturity, these unrealized gains would ultimately reverse to zero at maturity.

Unrealized losses from primarily cash flow hedges on our discount notes continued in 2012, but were significantly less than 2011 as short term rates have stabilized in 2012 compared to the decline in interest rates during 2011.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2012	December 31, 2011
Cash and due from banks	$25	$1,002
Federal Funds sold and securities purchased under agreement to resell	4,997	1,775
Investment securities	36,304	38,728
Advances	13,531	15,291
MPF Loans held in portfolio, net	11,266	14,118
Other	321	341
Total assets	$66,444	$71,255

Consolidated obligation discount notes	$27,231	$25,404
Consolidated obligation bonds	33,366	39,880
Subordinated notes	1,000	1,000
Other	1,515	1,679
Total liabilities	63,112	67,963
Capital stock	1,702	2,402
Total retained earnings	1,593	1,321
Accumulated other comprehensive income (loss)	37	(431)
Total capital	3,332	3,292
Total liabilities and capital	$66,444	$71,255

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

Overnight rates for Federal Funds sold and securities purchased under agreements to resell have remained low. In addition, the European sovereign debt crisis has caused us to reduce our exposure to certain counterparties, see Short-Term Investments Unsecured Credit Exposure on page 67 for further details.

Investment Securities
Investment securities declined as securities matured or paid down and the proceeds were primarily used to pay down our consolidated obligations and to redeem a portion of our excess capital stock.
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Advances declined as two of our five largest members as of June 30, 2012 each paid down approximately $800 million in outstanding advances during the third quarter. Members continue to report to us that they are highly liquid with deposits thus reducing demand for advances. We continue to see inter-quarter fluctuations of advances outstanding over the past year, as well as some growth and/or interest in taking new advances in specific sectors.

The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers:

	As of September 30, 2012
BMO Harris Bank National Association	$2,375	18%
State Farm Bank, F.S.B	1,700	13%
Associated Bank, National Association	1,100	8%
Cole Taylor Bank	810	6%
Bankers Life and Casualty Company	750	6%
All other borrowers	6,583	49%
Total par value	$13,318	100%

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

The following table summarizes information related to our net premium and hedge accounting basis adjustments on MPF Loans.

For the three months ended	September 30, 2012	September 30, 2011
Net premium amortization	$4	$4
Net amortization of closed basis adjustments	12	12

For the nine months ended
Net premium amortization	$11	$15
Net amortization of closed basis adjustments	34	37

As of	September 30, 2012	December 31, 2011
Net premium balance on MPF Loans	$40	$50
Cumulative basis adjustments on MPF Loans [a]	—	40
Cumulative basis adjustments closed portion	107	105
MPF Loans, unpaid principal balance	11,162	13,965
Premium balance as a percent of MPF Loans	0.36%	0.36%

[a]	Includes hedge accounting adjustments in hedge relationships that are still outstanding and loan commitment basis adjustments.

In addition to MPF Loans we hold in portfolio, we also buy, and concurrently resell to Fannie Mae, MPF Xtra loans on behalf of our PFIs and the PFIs of other MPF Banks. Our activity in this area is growing. For more details see MPF Xtra and other MPF administration fees on page 53.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2012, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 55 in our 2011 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of September 30, 2012, our overnight liquidity was $6.6 billion or 10% of assets, giving us an excess overnight liquidity of $4.3 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2012, we had excess liquidity of $15.1 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $21.3 billion as of September 30, 2012.

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

In September 2012, the Office of Finance revised its methodology for the allocation of the proceeds from the issuance of consolidated obligations that cannot be issued in sufficient amounts to satisfy all FHLB demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient.  In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBs based on regulatory capital unless the Office of Finance determines that there is an overwhelming reason to adopt a different allocation method.    As is the case during any instance of a disruption in our ability to access the capital market, market conditions or this allocation could adversely impact our ability to finance our operations, which could thereby adversely impact our financial condition and results of operations.

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the nine months ended September 30, 2012, net cash provided (used) by operating activities was $230 million. This resulted from net income adjusted for non-cash adjustments, primarily gains due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the nine months ended September 30, 2012, net cash provided (used) by investing activities was $4.6 billion. This resulted primarily from principal collected on MPF Loans, and proceeds from the maturities and paydowns of investment securities.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the nine months ended September 30, 2012, net cash provided (used) in our financing activities was $(5.8) billion. This was primarily driven by net pay downs of our consolidated obligation bonds, the repurchase/redemption of our excess capital stock, and maturities of our securities sold under agreements to repurchase.

Consolidated Obligation Bonds and Discount Notes

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

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the nine months ended September 30,	2012	2011
Discount notes	$1,825	$1,417
Bonds	(6,550)	(12,326)
Total consolidated obligations	$(4,725)	$(10,909)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	September 30, 2012			December 31, 2011
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System (par)	$457,209	$217,278	$674,487	$501,693	$190,175	$691,868
FHLB Chicago as primary obligor (par)	33,422	27,235	60,657	39,964	25,411	65,375
As a percent of the FHLB System	7%	13%	9%	8%	13%	9%

Conditions in Financial Markets

Third quarter 2012 was characterized by central bank monetary policy action intended to help assuage concerns about the global economic environment. The Federal Reserve announced late in the second quarter that the Federal Reserve's maturity extension program (referred to by some as "Operation Twist") would be extended through year-end. The European Central Bank announced plans to stop paying interest on overnight deposits and then, later in the quarter, announced plans to support peripheral countries through outright bond purchases.

In September, the Federal Open Market Committee (FOMC) announced Quantitative Easing 3 in the form of an open-ended program to purchase $40 billion in agency MBS per month to run concurrently with the previously announced reinvestment of maturing MBS principal and Operation Twist. The FOMC also extended its guidance stating that the Federal Funds rate will remain near current levels until “at least mid-2015” from “late-2014.”

During the third quarter of 2012, FHLB System-wide consolidated obligation bonds outstanding fell $31 billion to $457 billion, while consolidated obligation discount notes outstanding increased $21 billion to $217 billion. Year-to-date through the end of third quarter 2012, total consolidated obligations outstanding are down almost $18 billion with a $45 billion decrease in consolidated obligation bonds, which was partially offset by a $27 billion increase in consolidated obligation discount notes.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Concerns about U.S. fiscal policy

Concerns continue about U.S. fiscal policy, including uncertainty about the so called “fiscal cliff,” which refers to certain tax increases and automatic spending cuts scheduled to become effective at the end of 2012.  A number of prominent economists have warned that the U.S. economy may fall back into recession if the Administration and Congress fail to address these issues by year end, and Moody's has warned that it may downgrade the U.S. Government credit rating if the federal debt is not stabilized.  For further discussion of how economic recession and changes in credit ratings may impact our business and funding costs, see our Risk Factors on page 24 in our 2011 10-K.

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

As of September 30, 2012	Capital Stock		MRCS
BMO Harris Bank National Association	$236	14%	$—
The Northern Trust Company	135	8%	—
Associated Bank, National Association	96	6%	—
State Farm Bank, F.S.B	85	5%	—
Cole Taylor Bank	41	2%	—
All other members	1,109	65%	10
Total	$1,702	100%	$10
	September 30, 2012	December 31, 2011
Capital stock	$1,702	$2,402
Total retained earnings	1,593	1,321
Accumulated other comprehensive income (loss)	37	(431)
Total GAAP capital	$3,332	$3,292
Capital Stock	$1,702	$2,402
MRCS	10	4
Designated Amount of subordinated notes [a]	—	800
Total retained earnings	1,593	1,321
Regulatory capital	$3,305	$4,527
Excess capital stock	$301	$1,064
.

[a]	See Note 11 - Subordinated Notes to the financial statements.

Components of total GAAP capital changed for the following reasons:

•	Capital stock decreased primarily due to repurchases or redemptions of excess member capital stock as further discussed in Note 13 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

•	Total retained earnings increased due to our net income of $275 million less dividends paid of $3 million.

•	Our unrealized loss in AOCI decreased due to several factors. For details see Other Comprehensive Income on page 54.

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

On October 23, 2012, our Board declared a cash dividend at an annualized rate of 0.35% per share based on our preliminary financial results for the third quarter of 2012. Although we continue to work to build our financial strength to support a reasonable dividend, any future dividend determination by our Board will depend on future operating results and be reviewed in accordance with the Board's resolution and our Retained Earnings and Dividend Policy.

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

Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 9.0% over the 3- to 9-month period beginning July 1, 2012. For most of the housing markets, the declines were projected to occur over the 3-month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents the projected home price recovery by future month under the adverse case scenario.

As of September 30, 2012	Recovery Range Annualized %
Months	Low	High
1-6	0.0%	1.9%
7-18	0.0%	2.0%
19-24	0.7%	2.7%
25-30	1.3%	2.7%
31-42	1.3%	3.4%
43-66	1.3%	4.0%
Thereafter	1.5%	3.8%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents what the impact to net income from credit-related OTTI charges would have been under this adverse scenario based on the classification (prime, Alt-A, or subprime) at the time of origination.

	Actual				Adverse Scenario
As of and for the quarter ended September 30, 2012	# of Securities	Unpaid Principal Balance	Credit-Related OTTI		# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	2	$103	$—	*	16	$1,019	$(17)
Alt-A	—	—	—		—	—	—
Subprime	2	15	—	*	12	164	(6)
Total private-label MBS	4	$118	$—	*	28	$1,183	$(23)

*	Less than $1 million.

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

As of September 30, 2012		Prepayment Rates			Default Rates			Loss Severities			Current Credit Enhancement
			Range %			Range %			Range %			Range %
	Unpaid Principal Balance	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High	Weighted Average %	Low	High
2006	$813	8.0	6.8	9.7	35.3	20.4	44.2	41.6	29.3	45.8	1.0	—	10.4
2004 & prior	20	14.7	8.2	58.8	8.0	—	23.4	24.7	—	41.1	12.8	6.3	40.9
Total Prime	833	8.2	6.8	58.8	34.6	—	44.2	41.2	—	45.8	1.3	—	40.9
2006	694	7.0	4.8	9.4	50.8	35.8	70.9	49.6	45.2	61.6	2.0	—	8.6
2005	32	6.9	6.9	6.9	45.2	45.2	45.2	49.8	49.8	49.8	0.1	0.1	0.1
2004 & prior	2	10.8	8.3	11.3	35.2	31.0	53.0	29.6	22.8	42.9	26.6	19.5	71.7
Total Alt-A	728	7.0	4.8	11.3	50.5	31.0	70.9	49.5	22.8	61.6	2.0	—	71.7
2007	10	3.4	3.4	3.4	69.0	69.0	69.0	67.9	67.9	67.9	43.1	43.1	43.1
2006	890	3.2	2.0	4.4	73.0	57.9	87.5	69.3	64.2	78.7	23.6	—	73.6
2005	58	3.6	2.7	4.3	67.9	52.7	81.5	66.1	59.8	69.8	46.4	3.2	89.7
2004 & prior	16	6.7	5.8	8.4	29.3	15.4	44.5	69.0	35.1	83.4	40.5	—	100.0
Total Subprime	974	3.3	2.0	8.4	71.9	15.4	87.5	69.1	35.1	83.4	25.4	—	100.0
Total	2,535	6.0	2.0	58.8	53.5	—	87.5	54.3	—	83.4	10.8	—	100.0
Analyzed by alternative procedures	112
Total MBS	$2,647

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

Subsequent to when we filed our 2011 Form 10-K, we began to develop a framework for the use of these funds that may be different from previously existing underlying facts and circumstances. Once a framework is approved by our Board of Directors and the FHFA, we will review our accounting treatment related to the $50 million charge recorded in 2011.  If the approved structure results in us establishing financing arrangements as opposed to non-recoverable grants, we may recognize a $50 million reversal of the previous charge in the period approval is received. We expect the $50 million in funds to be committed to affordable housing and economic development projects by the end of 2014.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

We track total credit risk with our members, including advances plus risks in any of the other categories as described on page 71 in our December 31, 2011 Form 10-K. As of September 30, 2012, we had total credit risk concentrated with two members with 10% or more of our total member credit outstanding; BMO Harris Bank N.A. (parent company BMO Financial Group) at 17% and State Farm Bank, F.S.B. (parent company State Farm Mutual Automobile Insurance Company) at 12%.

Investments

The carrying values of our investment securities, Federal Funds sold, and securities purchased under agreements to resell are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
As of September 30, 2012
Investment securities-
U.S, Government & other governmental related	$—	$5,573	$—	$—	$—	$—	$—	$—	$—	$—	$—	$5,573
State or local housing agency	—	25	—	—	—	—	—	—	—	—	—	25
FFELP ABS	29	7,658	—	—	—	—	—	—	—	—	—	7,687
MBS:
GSE residential	—	17,116	—	—	—	—	—	—	—	—	—	17,116
Government-guaranteed residential	—	4,327	—	—	—	—	—	—	—	—	—	4,327
Private-label MBS residential	102	17	17	8	63	34	204	298	329	501	3	1,576
Total investment securities	131	34,716	17	8	63	34	204	298	329	501	3	36,304
Federal Funds sold	—	1,682	250	—	—	—	—	—	—	—	16	1,948
Securities purchased under agreements to resell	—	1,000	1,099	950	—	—	—	—	—	—	—	3,049
Total carrying value of investments	$131	$37,398	$1,366	$958	$63	$34	$204	$298	$329	$501	$19	$41,301
As of December 31, 2011
Investment securities-
U.S. Government & other governmental related	$—	$6,311	$—	$—	$—	$—	$—	$—	$—	$—	$—	$6,311
State or local housing agency	—	27	—	—	—	—	—	—	—	—	—	27
FFELP ABS	1,340	6,819	—	—	—	—	—	—	—	—	—	8,159
MBS:
GSE residential	—	18,088	—	—	—	—	—	—	—	—	—	18,088
Government-guaranteed residential	—	4,378	—	—	—	—	—	—	—	—	—	4,378
Private-label MBS residential	136	19	9	19	96	35	286	449	522	191	3	1,765
Total investment securities	1,476	35,642	9	19	96	35	286	449	522	191	3	38,728
Federal Funds sold	—	950	—	—	—	—	—	—	—	—	—	950
Securities purchased under agreements to resell	—	200	625	—	—	—	—	—	—	—	—	825
Total carrying value of investments	$1,476	$36,792	$634	$19	$96	$35	$286	$449	$522	$191	$3	$40,503

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following three tables present the unpaid principal balance and credit ratings of our private-label residential MBS by vintage year of issuance and by Prime, Alt-A, and Subprime as designated at time of issuance. These MBS are predominantly variable rate securities.

Private-label MBS Prime	Vintage Year of Issue
As of September 30, 2012	2006	2005	2004 and Prior	Total
AAA	$—	$—	$101	$101
AA	—	—	10	10
A	—	—	4	4
BBB	—	—	4	4
Below investment grade	1,383	32	—	1,415
Unrated	—	—	5	5
Total unpaid principal balance	$1,383	$32	$124	$1,539
Amortized cost	$1,070	$24	$125	$1,219
Gross unrealized losses (incl. non-credit OTTI)	(276)	(4)	(1)	(281)
Gross unrealized gains	207	—	5	212
Fair value	$1,001	$20	$129	$1,150
Year-to-date OTTI:
Total OTTI	$—	$—	$—	$—
Net non-credit portion reclassified to (from) statements of comprehensive income	(14)	—	—	(14)
Net OTTI, credit portion	$(14)	$—	$—	$(14)
Weighted average percentage fair value to unpaid principal balance	72.3%	62.7%	103.8%	74.7%
Original weighted average credit support	11.7%	14.2%	3.6%	11.1%
Current weighted average credit support	1.6%	0.1%	9.7%	2.2%
Weighted average collateral delinquency	20.3%	20.8%	3.4%	18.9%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Alt-A	Vintage Year of Issue
As of September 30, 2012	2006	2004 and Prior	Total
AAA	$—	$—	$—
AA	—	—	—
A	—	—	—
BBB	—	1	1
Below investment grade	124	1	125
Unrated	—	—	—
Total unpaid principal balance	$124	$2	$126
Amortized cost	$79	$2	$81
Gross unrealized losses (incl. non-credit OTTI)	(11)	(1)	(12)
Gross unrealized gains	—	—	—
Fair value	$68	$1	$69
Year-to-date OTTI:
Total OTTI	$—	$—	$—
Net non-credit portion reclassified to (from) statements of comprehensive income	—	—	—
Net OTTI, credit portion	$—	$—	$—
Weighted average percentage fair value to unpaid principal balance	54.7%	25.2%	54.8%
Original weighted average credit support	17.9%	7.0%	17.8%
Current weighted average credit support	—%	21.9%	0.3%
Weighted average collateral delinquency	38.8%	16.2%	38.5%

Private-label MBS Subprime	Vintage Year of Issue
As of September 30, 2012	2007	2006	2005	2004 and Prior	Total
AAA	$—	$—	$—	$—	$—
AA	—	—	—	2	2
A	—	—	1	2	3
BBB	—	—	1	4	5
Below investment grade	10	880	44	11	945
Unrated	—	10	12	5	27
Total unpaid principal balance	$10	$890	$58	$24	$982
Amortized cost	$10	$602	$53	$21	$686
Gross unrealized losses (incl. non-credit OTTI)	(1)	(118)	(5)	(2)	(126)
Gross unrealized gains	—	79	3	1	83
Fair value	$9	$563	$51	$20	$643
Year-to-date OTTI:
Total OTTI	$—	$—	$(2)	$—	$(2)
Net non-credit portion reclassified to (from) statements of comprehensive income	—	—	1	—	1
Net OTTI, credit portion	$—	$—	$(1)	$—	$(1)
Weighted average percentage fair value to unpaid principal balance	92.0%	63.2%	87.9%	82.7%	65.5%
Original weighted average credit support	23.0%	22.9%	22.1%	41.8%	23.3%
Current weighted average credit support	43.1%	23.6%	46.6%	41.4%	25.6%
Weighted average collateral delinquency	39.5%	41.5%	38.8%	19.1%	40.8%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Mortgage Backed Securities

The following table presents the components of amortized cost of our private-label MBS where a life-to-date OTTI credit impairment was taken at some point in time on these securities.

As of September 30, 2012	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private-label MBS	$2,647	$742	$81	$1,986

[a]	Life-to-date OTTI credit impairment excludes increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

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

In addition, our non-member counterparties must have a rating from an NRSRO of at least Baa or BBB in order to be eligible for an unsecured credit line. Our members who are FDIC-insured financial institutions discussed in (iii) above are eligible Federal Funds counterparties, although our members do not have to meet the NRSRO ratings requirement in order to be eligible for an unsecured credit line. While from time to time we may enter into Federal Funds transactions with our members that meet the qualifications outlined above, the majority of our Federal Funds transaction tend to be with non-member counterparties. As of September 30, 2012, we had $16 million in Federal Funds outstanding to members.

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

FHFA regulations also permit us to extend additional unsecured credit for overnight extensions of credit and for sales of Federal Funds subject to continuing contracts that renew automatically. Our total unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2012, we were in compliance with the regulatory limits established for our unsecured credit.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the period ended September 30, 2012.

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

As of September 30, 2012	AAA	AA	A	BBB	Unrated	Total
Domestic U.S.	$—	$232	$—	$—	$16	$248
U.S. branches and agency offices of foreign commercial banks:
Canada	—	1,300	250	—	—	1,550
Australia	—	150	—	—	—	150
Total unsecured credit exposure	$—	$1,682	$250	$—	$16	$1,948

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

	September 30, 2012					December 31, 2011
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	458	86%	$12,657	89%	$34,025	460	85%	$13,306	83%	$30,469
4	33	6%	712	5%	1,268	40	7%	1,280	8%	1,731
5	42	8%	896	6%	1,454	45	8%	1,388	9%	2,225
Other		—		—		1	—%	2	—%	5
Total	533	100%	$14,265	100%	$36,747	546	100%	$15,976	100%	$34,430

The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third party custodian on our behalf. The method by which a borrower reports collateral is dependent upon the collateral status to which it is assigned, as well as the type of collateral being pledged. We assign borrowers to a borrowing base (blanket-lien) status, listing-collateral status, or delivery-collateral status. Under a blanket lien status, a borrower may report collateral pledged under a summary borrowing base. For members or a class of collateral on listing status, the member must provide us with loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly. For insurance companies we took delivery of collateral for all advances outstanding regardless of credit rating at September 30, 2012, and December 31, 2011.

As a result of the collateral and other credit risk mitigation efforts, we believe we are sufficiently well collateralized on our credit outstanding and we have not recorded an allowance for credit losses on our advances or other credit products as of the periods presented, nor have we ever incurred a credit loss on advances or our other credit products to date. We have had three and seven members (or former members) placed into receivership by their regulator during the three and nine months ended September 30, 2012, and the total advances outstanding for the institutions at the time of their failure were $10 million and $72 million. All outstanding advances were either repaid or were assumed by the acquirer. No credit losses were incurred year to date on these advances.

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

MPF Loans

We record provisions for credit losses for MPF Loans due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the percentage increase in delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our provision declined during the third quarter and from December 31, 2011 primarily as a result of a decline in our total outstanding delinquent MPF Loans. For details on our allowance for credit losses, please see Note 8 - Allowance for Credit Losses to the financial statements.

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

The following table summarizes our derivative counterparty credit exposure. Rating shown is the lowest rating among the three largest NRSROs. Of our net exposure after collateral, less than $1 million was with institutions outside of the U.S.

	Derivative Asset Exposure at Fair Value Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
As of September 30, 2012
AA	$2	$1	$1
A	27	27	—
Total Counterparties	29	28	1
Member institutions	26	—	26
Total derivatives	$55	$28	$27

As of December 31, 2011
AA	$9	$2	$7
A	27	25	2
Total counterparties	36	27	9
Member institutions	4	—	4
Total derivatives	$40	$27	$13

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

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk or any derivative transactions that we may intermediate for our members.
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our members will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulations.
Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in Legislative and Regulatory Developments on page 17 in our 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, record-keeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. The CFTC recently issued guidance regarding the treatment of customer collateral for cleared swaps and proposed additional protections for such collateral.
The implementation timeframe for mandatory clearing of eligible interest rate swaps is determined according to the effective date of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps. The CFTC is expected to finalize these determinations in November 2012, and we will have to clear eligible interest rate swaps within 180 days after publication of the final determinations; we estimate that we will be required to begin clearing such eligible swaps during the second quarter 2013.
The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that we may intermediate for our members with $10 billion or less in assets; the exemption applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable new requirements for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). Although our moratorium on intermediated member swaps currently continues, we have included this discussion of intermediated member swaps because we may decide to offer intermediated member swaps in the future.
Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for uncleared trades. While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, record-keeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Form 10-K.
The CFTC recently finalized rules regarding certain new documentation requirements for uncleared trades. These rules (and the external business conduct rules for swap dealers and major swap participants that the CFTC had previously finalized) and certain additional rules that have yet to be finalized, will require amendments to the documentation for swaps we enter into with swap dealers. We have adhered to an ISDA protocol to address the new documentation requirements under the external business conduct rules and we will consider adhering to future ISDA protocols to address the recently finalized new documentation requirements for uncleared trades. The recently finalized rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes and credit support modifications to our existing swap documentation. Our swap documentation with swap dealers must comply with these requirements by April 1, 2013. The recently finalized rules also impose requirements for acknowledgments and confirmations of uncleared trades between us and swap dealers. With respect to interest rate swaps that we enter into with swap dealers, these requirements will be phased in between November 13, 2012 and March 1, 2014. However, we believe that this scheduled phase-in period may be delayed until

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

December 31, 2012 due to a delay in swap dealer registration. This same delay in registration has also delayed the start of swap dealer compliance with certain of the external business conduct rules discussed above beyond their originally scheduled effective date of October 15, 2012. The compliance date for the remaining external business conduct rules is January 1, 2013.
The Dodd-Frank Act also imposes new margin requirements for uncleared trades, which are discussed in our 2011 Form 10-K. The CFTC, the FHFA and other bank regulators proposed margin requirements in 2011 and the CFTC has re-opened the comment period for such requirements on two occasions. The FHFA and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012. As a result, we do not expect that such requirements will be finalized until sometime in 2013 and we do not expect that they will apply to the Bank until later in 2013 at the earliest.
Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term “swap,” issued jointly by the CFTC and SEC, which became effective on October 12, 2012. We currently comply with recordkeeping requirements for our swaps that were (or are) in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will have to comply with new record-keeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that we enter into with swap dealers, the swap dealers must comply with reporting requirements applicable to such swaps, including real-time reporting requirements, as of the the date these swap dealers register as such. We will be required to comply with reporting requirements, including real-time reporting requirements for any swaps that we may intermediate for our members beginning on April 10, 2013.
We, together with the other FHLBs, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBs to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Developments under the FHFA

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the FHFA issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The FHFA proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBs must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLB would be required to provide an annual report on the results of the stress tests to the FHFA and the Federal Reserve and to then publicly disclose a summary of such report within 90 days. Comments are due by December 4, 2012.
Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the FHFA published a notice requesting comments on a proposed Advisory Bulletin which would set forth standards to guide the FHFA in its supervision of secured lending to insurance company members by the FHLBs.  The FHFA's notice provides that lending to insurance company members exposes FHLBs to risks that are not associated with advances to the insured depository institution members, arising from the different state's statutory and regulatory regimes and the statutory accounting principles and reporting practices. The proposed standards include consideration of, among other things:

•	the level of an FHLB's exposure to insurance companies in relation to its capital structure and retained earnings;

•	an FHLB's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLB and an insurance company member to document advances and whether such an FHLB would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
the FHLB's documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, the FHLB valuation of the pledged collateral and whether an FHLB has a written plan for the liquidation of insurance company member collateral.

Comments are due by December 4, 2012.

Proposed Order on Qualified Financial Contracts (QFCs). On August 9, 2012, the FHFA circulated a proposed order on QFCs that would be applicable to the FHLBs as well as Fannie Mae and Freddie Mac (collectively, the Regulated Entities).  The FHFA has indicated that the proposed order is intended to permit the FHFA to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity.  The proposed order sets forth certain recordkeeping and reporting requirements for a Regulated Entity's QFCs.  If the order is issued as proposed, each FHLB will have to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis.  Comments were due by October 10, 2012.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Significant Developments
National Credit Union Administration Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the National Credit Union Administration (NCUA) published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLB membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLB membership or advances. Comments were due by September 28, 2012.
Housing Finance and GSE Reform. Recently, the U.S. Treasury Department (Treasury Department) announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the FHFA as conservator of Fannie Mae and Freddie Mac (together, the Enterprises) to help expedite the wind down of the Enterprises.  The changes require all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios.  By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to recapitalize themselves and return to the market in their previous structure.  In addition, the FHFA recently solicited comments on their proposal to create a new framework for the secondary mortgage market. The FHFA has indicated that the framework is intended to create a more efficient and flexible securitization platform for the Enterprises that also would be available to all market participants and interested parties.
As the Enterprises are being wound down, Congress and the administration have been considering various proposals to reform the U.S. housing finance system and the secondary mortgage market.  A number of bills have been introduced in Congress in the past several years, although none have proposed specific changes to the FHLBs.  No further legislative action in this area is expected until the next Congress convenes in 2013.  It is impossible to determine at this time whether or when Congress will act in this area.  The ultimate effects of housing finance and GSE reform on the FHLBs are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2012
Advances	$(3)	$—	$—	$(4)	$—
MPF Loans	(2)	(1)	(7)	(3)	1
Mortgage Backed Securities	(10)	(1)	(2)	(11)	—
Other interest earning assets	(2)	—	—	(5)	—
Interest-bearing liabilities	9	6	—	8	—
Derivatives	6	(2)	—	—	—
Total	$(2)	$2	$(9)	n/m	$1

As of December 31, 2011
Advances	$(2)	$1	$—	$(4)	$—
MPF Loans	(2)	(4)	(8)	(4)	2
Mortgage Backed Securities	(10)	(1)	(2)	(12)	—
Other interest earning assets	(2)	—	—	(6)	—
Interest-bearing liabilities	11	7	—	10	—
Derivatives	5	(2)	—	—	—
Total	$—	$1	$(10)	n/m	$2

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of September 30, 2012, our sensitivity to changes in implied volatility was $2 million. At December 31, 2011, our sensitivity to changes in implied volatility was $1 million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of September 30, 2012			As of December 31, 2011
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
3.5	2.1	-2.3	2.8	2.3	1.8

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of September 30, 2012, our duration gap was 1.2 months, compared to 1.1 months as of December 31, 2011.

As of September 30, 2012, on a U.S. GAAP basis, our fair value deficit (relative to book value) was $84 million, and our market value of equity to book value of equity ratio was 103%. At December 31, 2011, our fair value deficit was $345 million and our market value of equity to book value of equity ratio was 90%. These improvements were primarily because mortgage spreads tightened. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation,  as discussed starting on page F-54 in our 2011 Form 10-K.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	September 30, 2012		December 31, 2011
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$129.8	$(185.0)	$199.0	$(185.0)
-100 bp	83.7	(77.5)	138.7	(77.5)
-50 bp	53.2	(30.0)	78.0	(30.0)
-25 bp	29.9	(15.0)	30.0	(15.0)
+25 bp	(6.3)	(30.0)	(7.4)	(30.0)
+50 bp	0.5	(60.0)	(4.0)	(60.0)
+100 bp	45.6	(155.0)	11.2	(155.0)
+200 bp	151.4	(370.0)	2.6	(370.0)

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

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held approximately 2% of the Bank's capital stock as of September 30, 2012.

In the Washington action, defendants filed a motion to dismiss on March 4, 2011, which was denied in its entirety on June 17, 2011. The action is proceeding in discovery. In the Illinois action, defendants filed motions to dismiss on May 27, 2011, oral argument was heard on the motions on June 5, 2012, and the court denied defendants' motions in their entirety on September 19, 2012. Sequoia Residential Funding, Inc. and its affiliates have filed with the Illinois appellate court a petition for leave to appeal the Cook County Circuit Court's denial of its motion to dismiss for lack of personal jurisdiction. This petition is currently being briefed. Certain defendants have also filed with the Circuit Court a Motion to Certify Questions of Law for Interlocutory Appeal and to Stay Discovery. This petition is also being briefed. In the California action, defendants filed demurrers asserting statutes of limitations arguments on December 1, 2011, which were denied in their entirety on June 26, 2012. On August 31, 2012, defendants in the California action filed a second round of demurrers. Briefing on these issues is anticipated to be closed by the end of November 2012, and followed by oral argument thereafter.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

10.1	Federal Home Loan Bank of Chicago Board of Directors 2012 Compensation Policy, revised as of October 1, 2012

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 9, 2012	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President, Financial Information and Chief Financial Officer
Date:	November 9, 2012	(Principal Financial Officer and Principal Accounting Officer)

S-1