Form 10-K
period 2012-12-31
Federal Home Loan Bank of Chicago
filed 2013-03-14
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2012, the aggregate par value of the stock held by current and former members was $1,859,678,615. As of February 28, 2013, including mandatorily redeemable capital stock, registrant had 15,478,927 total outstanding shares of Class B Capital Stock.

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

A Glossary of Terms can be found on page 125.

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

As a cooperative, we do business with our members and, under limited circumstances, our former members, as well as providing support for the members of other FHLBs through our role operating the Mortgage Partnership Finance® (MPF®) Program b. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions, and community development financial institutions located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership; our capital stock is not publicly traded.

As of December 31, 2012, we had 320 full time and 9 part time employees.

Mission Statement

Our mission is to partner with our member shareholders in Illinois and Wisconsin to provide them competitively priced funding, a reasonable return on their investment in the Bank, and support for community investment activities.

[a]	Unless otherwise specified, references to we, us, our and the Bank are to the Federal Home Loan Bank of Chicago.

[b]
“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and “Downpayment Plus” are registered trademarks of the Federal Home Loan Bank of Chicago. "Community First" is a trademark of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Business Overview

Our overarching goal as a member-focused bank is to deliver the products and services that our members need to manage their organizations and offer competitive products in their communities. The following table shows the entire member focused business we do as a cooperative bank.

As of December 31,	2012	2011
Advances outstanding to members	$14,530	$15,291
MPF Loans held in portfolio	10,432	14,118
Member focused business on our statements of condition	24,962	29,409
Forward starting advances to members	285	—
Letters of credit	1,414	569
MPF Loans on other FHLB statements of condition	24,256	23,815
MPF Xtra loans, held on 3rd party statements of condition [a]	11,348	7,234
Member focused business off our statements of condition	37,303	31,618
Total member focused business	62,265	61,027

Total assets on our statements of condition	69,584	71,255
Total assets plus member focused business off statements of condition	$106,887	$102,873
Member focused bank ratio	58%	59%

[a]	For these MPF Xtra loans, we provide programmatic and operational support.

We provide credit to members principally in the form of secured loans called advances (inclusive of forward starting advances), as well as through letters of credit. We provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the MPF Program.     We also serve as a critical source of standby liquidity for our members.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2012				December 31, 2011
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	376	209	585	76%	384	209	593	78%
Thrifts	73	30	103	14%	77	32	109	14%
Credit unions	24	27	51	7%	22	26	48	6%
Insurance companies	15	7	22	3%	12	4	16	2%
Community Development Financial Institution	1	—	1	—%	1	—	1	—%
Total	489	273	762	100%	496	271	767	100%

The following table presents the concentration of our members by asset size:

As of December 31,	2012	2011
Member Asset Size:
Less than $100 million	31%	33%
$100 million to $1 billion	60%	59%
Excess of $1 billion	9%	8%
Total	100%	100%

Our total number of member institutions declined by five financial institutions in 2012. We lost 17 members due to mergers and acquisitions, eight of which resulted after members were placed into receivership by their regulator. Although 15 of these members were acquired by other members in our district, two were acquired by out-of-district institutions. In addition, three institutions voluntarily withdrew from membership.

As we continue to work toward our goal of building a stronger cooperative by adding new members, we added six new insurance company members, four credit unions, and five commercial banks for a total of 15 new members during 2012.

For 2012 and 2011, in addition to having access to the Bank as a source of standby liquidity, 78% and 80% of our total number of members used one or more of our credit products such as advances, letters of credit, or the MPF Program at some point during the year.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Member-Focused Business

Advances

We provide credit to members principally in the form of secured loans, called advances. Our advances to members:

•	serve as a source of funding and liquidity;

•	provide members with enhanced tools for asset-liability management;

•	provide interim funding for those members that choose to sell or securitize their mortgages;

•	support residential mortgages held in member portfolios;

•	support important housing markets, including those focused on very low-, low-, and moderate-income households; and

•	provide funds to member community financial institutions (CFI) for secured loans to small businesses, small farms, small agri-businesses, and community development activities.
We make secured, fixed- or floating-rate advances to our members. Advances are secured by mortgages and other collateral that our members pledge. We determine the maximum amount and term of advances we will lend to a member as follows:

•	we assess the member's creditworthiness and financial condition;

•	we value the types of collateral eligible to be pledged to us to secure our advances to members; and

•	we conduct periodic collateral reviews with members to establish the amount we will lend against each collateral type.
We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Member Credit Products on page 77.

We offer a variety of fixed- and adjustable-rate advances, with maturities ranging from one day to 30 years. Examples of standard advance structures include the following:

•	Fixed-Rate Advances: Fixed-rate advances have maturities from one day to 30 years.

•
Variable-Rate Advances: Variable-rate advances include advances which have interest rates that reset periodically at a fixed spread to LIBOR, Federal Funds or some other index. Depending upon the type of advance selected, the member may have an interest-rate cap embedded in the advance, to limit the rate of interest the member would have to pay.

•	Putable Advances: We issue putable, fixed- and floating-rate advances in which the Bank maintains the right to terminate the advance at predetermined exercise dates at par.

•	Callable Advances: We issue callable, fixed-rate advances in which members have the right to prepay the advance on predetermined call dates without incurring prepayment or termination fees.

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

We also offer a symmetrical prepayment option where the member would either pay a prepayment fee or prepay the advance below par upon termination, depending on the benchmark interest rate of the advance at the time of termination.

We may also enter into commitments, called “forward-starting advances", to fund an advance on a negotiated funding date at a predetermined interest rate.

The FHLB Act authorizes us to make advances to eligible non-member housing associates. By regulation, such housing associates must: (i) be approved under Title II of the National Housing Act; (ii) be chartered institutions having succession; (iii) be subject to the inspection and supervision of some governmental agency; (iv) lend their own funds as their principal activity in the

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

mortgage field; and (v) have a financial condition such that advances may be safely made to it. We must approve a housing associate applicant in order for it to be eligible to borrow.

Eligible housing associates are not subject to all the requirements of the FHLB Act that are applicable to members, such as the capital stock purchase requirements. The same regulatory lending requirements that apply to our members generally apply to housing associates, although they are subject to more restrictive collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies may only pledge to us as collateral for their advances mortgage loans that are insured by the Federal Housing Administration (FHA) and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies may pledge additional types of collateral including: (i) mortgage loans secured by 1-4 family residential properties; (ii) securities issued, insured or guaranteed by the U.S. government or any of its agencies; (iii) mortgage loans on multi-family properties; (iv) private-label mortgage-backed securities and collateralized mortgage obligations; (v) cash or deposits; and (vi) other real-estate related collateral provided that such collateral comprises mortgage loans on 1-4 family or multi-family residential property. State housing finance agencies are typically instrumentalities of state or local governments that are a source of residential mortgage loan financing in a state. We have approved two state housing finance agencies as non-member housing associates and both are currently eligible to borrow from the Bank. We had $37 million in advances outstanding to non-member housing associates at December 31, 2012, and no advances outstanding to non-member housing associates at December 31, 2011.

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

Some members may have limited access to alternative funding sources while other members may have access to a wider range of funding sources, such as repurchase agreements, brokered deposits, commercial paper, covered bonds collateralized with residential mortgage loans, and other funding sources. Some members, particularly larger members, may have independent access to the national and global credit markets.

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

During 2012, our members continued to experience significant levels of liquidity due to high levels of customer deposits. In addition, our competitive environment continues to be impacted by the Federal Reserve’s low interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 22.

Standby Letters of Credit

We provide members with standby letters of credit to support obligations to third parties to facilitate residential housing finance, community lending, to achieve liquidity, and for asset-liability management purposes. In particular, members often use standby letters of credit as collateral for deposits from federal and state governmental agencies. Standby letters of credit are generally available for terms up to 20 years or for a one year term renewable annually. If we are required to make payment for a beneficiary's draw, these amounts must be reimbursed by the member immediately or may be converted to an advance. Our underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity-based capital stock purchase requirements. We do not expect to be required to make advances under these outstanding letters of credit and did not have to do so at any point in 2012. For more details on our standby letters of credit see Note 19 - Commitments and Contingencies to the financial statements.

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

In order for conventional MPF Loans to meet the FHFA Acquired Member Assets (AMA) regulation requirements, we developed four MPF Loan products for sharing the credit risk from conventional MPF Loans with PFIs (Original MPF, MPF 100, MPF 125 and MPF Plus). Government Loans purchased under the MPF Government product also qualify as AMA and are insured or guaranteed by one of the following government agencies: the FHA; the Department of Veterans Affairs (VA); RHS; or HUD.

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

We have entered into a Mortgage Selling and Servicing Contract with Fannie Mae pursuant to which we concurrently sell MPF Loans acquired from PFIs.  In connection with each sale, we make customary warranties to Fannie Mae regarding the eligibility of the mortgage loans.  If an eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase the MPF Loan.  Such a breach is normally also a breach of the originating PFI's representations and warranties under the PFI Agreement or the MPF Origination Guide and MPF Servicing Guide (together, the MPF Guides), and we can require the PFI to repurchase that MPF Loan from us.

Under the Mortgage Selling and Servicing Contract with Fannie Mae, we are responsible for the servicing of the MPF Loans, though the servicing is performed by the PFIs in accordance with their PFI Agreements and Fannie Mae's Servicing Guide. If a PFI were to breach its servicing obligations with respect to MPF Xtra loans, we have the right to terminate its servicing rights and move the servicing to another qualified PFI and require the breaching PFI to indemnify us for any loss arising from such breach.

If a PFI that is a member of another MPF Bank wishes to sell or service MPF Loans under the MPF Xtra product, its MPF Bank must authorize it and agree to enforce its PFI Agreement for our benefit, which would include enforcing the PFI's obligation to repurchase MPF Loans that we are required to repurchase from Fannie Mae and to indemnify us for any loss we pay to Fannie Mae due to the PFI's breach.

Participation of other FHLBs

The current MPF Banks are the FHLBs of: Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, and Topeka. MPF Banks generally acquire whole loans from their respective PFIs, but may also acquire whole loans from a PFI of another MPF Bank with that MPF Bank's permission or they may acquire participations from another MPF Bank.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PFI Eligibility

Members and eligible housing associates may apply to become PFIs of their respective MPF Bank. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (PFI Agreement) that provides the terms and conditions for the sale of MPF Loans, including required credit enhancement, and for the servicing of MPF Loans. All of the PFI's obligations under the PFI Agreement are secured in the same manner as other obligations of the PFI, under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the PFI Agreement to request additional collateral to secure the PFI's obligations.

PFI Responsibilities

For conventional MPF Loan products excluding the MPF Xtra product, PFIs retain a portion of the credit risk on the MPF Loans acquired by an MPF Bank by providing credit enhancement (CE Amount) which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). Each MPF Loan delivered by a PFI is linked to a master commitment so that the cumulative CE Amount, if applicable, can be determined for each master commitment. The PFI's CE Amount covers losses for conventional MPF Loans under a master commitment in excess of the MPF Bank's first loss account (FLA). The FLA is a memo account used to track the MPF Bank's exposure to losses until the CE Amount is available to cover losses. PFIs are paid a CE Fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance-based. See MPF Risk Sharing Structure in Note 8 - Allowance for Credit Losses to the financial statements for a detailed discussion of the credit enhancement and risk sharing arrangements for the conventional MPF products held in portfolio.

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

When a PFI fails to comply with the selling or servicing requirements of the PFI Agreement, the MPF Guides, applicable law or the terms of mortgage documents, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans which are impacted by such failure if it cannot be cured.

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

•
Loan-to-Value Ratio and Primary Mortgage Insurance. The maximum loan-to-value ratio (LTV) for conventional MPF Loans is 95%, though AHP mortgage loans may have LTVs up to 100%. Conventional MPF Loans with LTVs greater than 80% are insured by primary mortgage insurance (PMI) from a mortgage guaranty insurance (MI) company.

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

Quality Assurance Process

In our role as MPF Provider, we conduct an initial quality assurance review of a selected sample of conventional loans from each PFI's initial MPF Loan or MPF Xtra loan delivery. We do not currently conduct quality assurance reviews of Government Loans. Subsequently, we perform periodic reviews of a sample of conventional MPF Loans and Xtra loans to determine whether the reviewed loans complied with the MPF Program requirements at the time of acquisition. If the PFI is unable to cure any material defect in a loan, the PFI is obligated to repurchase the loan but may be permitted to provide an indemnification for losses arising from such loan or we may not require the PFI to immediately repurchase the loan if the loan is currently performing. In the latter part of 2012, in certain cases we identified negative trends of PFI non-compliance related to our existing portfolio of MPF Loans and purchases of MPF Xtra loans. As a result, we revised our quality assurance practices to increase the number of loans reviewed and continue to evaluate our current practices relative to industry practices. See Credit Risk Exposure on page 80 for a further description of our repurchase risk.

MPF Products

Six MPF Loan products have been developed to date: the Original MPF, MPF 100, MPF 125, and MPF Plus products, which are conventional portfolio products; the MPF Government product, which is also a portfolio product; and the MPF Xtra product, under which MPF Loans are concurrently sold to Fannie Mae. We currently acquire MPF Loans under conventional portfolio products only when we sell a 100% participation interest to another MPF Bank. We also acquire an immaterial amount of MPF Loans under the MPF Government product. The products have different risk-sharing characteristics depending upon the amount of the FLA, the CE Amount, and whether the CE Fees are fixed, performance-based, or both, or whether the MPF Loans are insured or guaranteed by a government agency or sold to Fannie Mae.

The following is an MPF Product Comparison Table:

Product Name	First Loss Account Size	PFI Credit Enhancement Description	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [a]	Servicing Fee Retained by PFI
Original MPF	3 to 6 basis points/added each year based on the unpaid balance	Equivalent to AA	7 to 11 basis points/year - paid monthly	No	25 basis points/year
MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	7 to 10 basis points/year - paid monthly; performance-based after 2 or 3 years	Yes - After first 2 to 3 years	25 basis points/year
MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	7 to 10 basis points/year - paid monthly; performance-based	Yes	25 basis points/year
MPF Plus	An agreed upon amount not less than expected losses	0-20 bps after FLA and SMI to AA	13-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year
MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year [b]
MPF Xtra [c]	N/A	N/A	N/A	N/A	25 basis points/year

[a]	Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.

[b]
For master commitments issued prior to February 2, 2007, the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate principal balance of the master commitment which is in addition to the customary 0.44% (44 basis points) per annum servicing fee that continues to apply for master commitments issued after February 1, 2007, and that is retained by the PFI on a monthly basis, based on the outstanding aggregate principal balance of the Government Loans.

[c]	MPF Loans acquired under the MPF Xtra product are concurrently sold to Fannie Mae and are not retained in our portfolio.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

See Note 8 - Allowance for Credit Losses to the financial statements and MPF Loans on page 80 in the Credit Risk section of MD&A for more detailed discussions of the credit enhancement and risk sharing arrangements of the various MPF products.

MPF Loan Participations

At December 31, 2012, and 2011, 61% and 60% of the total unpaid principal balance of MPF Loans we own represents participations in MPF Loans acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the participation percentages in MPF Loans may vary by each master commitment, by agreement of the MPF Bank selling the participation interests (the Lead Bank), us in our role as MPF Provider, and other MPF Banks purchasing a participation interest. The Lead Bank is responsible for monitoring PFI creditworthiness and pledged collateral and for enforcement of the PFI Agreement for the benefit of itself and participating MPF Banks.

The risk sharing and rights of the Lead Bank and participating MPF Bank(s) are as follows:

•	each pays its respective pro rata share of each MPF Loan acquired;

•	each receives its respective pro rata share of principal and interest payments and is responsible for CE Fees based upon its participation percentage for each MPF Loan; and

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

In the case where an MPF Bank changes its participation percentage in the master commitment, the risk sharing percentage will also change. For example, if an MPF Bank acquired 25% of the first $50 million and 50% of the second $50 million of MPF Loans delivered under a master commitment, the MPF Bank would share in 37.5% of the credit losses in that $100 million master commitment, while it would receive principal and interest payments on the individual MPF Loans that remain outstanding in a given month, some in which it may own a 25% interest and the others in which it may own a 50% interest.

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

MPF Servicing

The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF Loans it delivers, which includes loan collections and remittances, default management, loss mitigation, foreclosure and disposition of real estate acquired through foreclosure or deed in lieu of foreclosure. Notwithstanding that the PFI remains the servicer of MPF Loans sold under the MPF Xtra product; we are considered the servicer under our contract with Fannie Mae. However, under that contract, Fannie Mae has agreed that the PFIs may continue to service the MPF Loans while we act as master servicer.

In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay provided the collateral securing the MPF Loan is sufficient to reimburse the PFI for advanced amounts. Appropriate amounts are withdrawn from the PFI's deposit account with the applicable MPF Bank on a monthly basis.

The MPF Guides permit certain types of forbearance plans for delinquent MPF Loans. Notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals must be performed by the PFI in accordance with the MPF Guides; though for the MPF Xtra product, the PFI must also comply with Fannie Mae's delinquency servicing requirements.

Upon liquidation of any MPF Loan, the servicing PFI submits a realized loss calculation which is reviewed by our service provider for conformity with the PMI and SMI requirements, if applicable, and conformity with the standards of the MPF Guides. The service provider adjusts the amount of any servicing advances claimed by a PFI by an amount equal to losses arising from the PFI's failure to perform in accordance with the MPF Guides, and in the case of the MPF Xtra product, in accordance with Fannie Mae's servicing requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

If there is a loss on a conventional MPF Loan held in our portfolio, the loss is allocated to the master commitment and shared between the MPF Bank and the PFI in accordance with the risk-sharing structure for that particular master commitment. Any gain on sale of real-estate owned property is paid to the MPF Bank, or in the case of a participation, the gain is paid to the MPF Banks based upon their respective interest in the MPF Loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the PFI.

The MPF Provider monitors the PFI's compliance with MPF Program requirements throughout the servicing process, and brings any material concerns to the attention of the MPF Bank. Minor servicing lapses are charged to the PFI. Major servicing lapses could result in a PFI's servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicing PFI.

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

Other Business Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal Funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Short-Term Investments Unsecured Credit Exposure on page 70.

Our longer-term investment securities portfolio includes securities issued by the United States government, United States government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from Moody's Investors Service (Moody's), Standard and Poor's Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the carrying value and ratings of these securities, see Investments in the Credit Risk section on page 70. For this purpose, GSE includes of Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation. Securities issued by GSEs are not guaranteed by the United States government.

The largest portion of our current investment securities portfolio was acquired as part of an asset replacement strategy completed in 2010 to transition our primary business to advances. The FHFA temporarily waived our regulatory investment limitations (discussed below) to permit us to reinvest a portion of the proceeds from prepayments and maturities of our mortgage assets to purchase MBS issued by GSEs and approved our purchase of FFELP student loan ABS. We believe all these investments have lower credit-risk and are simpler to hedge. In connection with the approval of our capital plan and termination of the Consent Cease and Desist Order, the FHFA now requires, and our Board has resolved, that we obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 22. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we continue to make repurchases and redemptions of excess capital stock.

In addition, the FHFA has recently communicated its interest in keeping the FHLBs focused on activities related to their missions, in part through a request that FHLBs submit core mission asset benchmarks as part of their strategic plans. To the extent that this process results in any requirement to reduce our non-mission-related investments or activities, our results of operations may be adversely affected.

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

FHFA regulations further limit our investment in MBS and ABS by requiring that their total carrying value may not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. We no longer include a Designated Amount of the outstanding principal balance of our subordinated notes in the calculation of this limitation after we converted our capital stock as of January 1, 2012, as more fully described in Note 13 - Subordinated Notes to the financial statements. In addition, we remain subject to an overall cap on MBS and related investments purchased pursuant to the 300% of regulatory capital limitation (excluding certain Agency MBS discussed below) so that these investments may not exceed $13.563 billion.

The Finance Board (predecessor to the FHFA) adopted a resolution temporarily allowing FHLBs to increase their investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae or Freddie Mac (Agency MBS) by an additional 300% of regulatory capital. Although this expanded authority expired in 2010, we are permitted to hold these investments until they mature or are sold. As of December 31, 2012, we held total MBS investments of $22.4 billion.

Derivative Activities

We engage in most of our derivatives transactions with major broker-dealers as part of our interest rate risk management and hedging strategies, as further discussed in Hedge Objectives and Strategies on page 85. Prior to 2011, we also offered our smaller members access to the derivatives market by entering into interest rate derivatives directly with them. As a result of regulatory developments which will have an important impact on our derivatives activities as further discussed in Developments under the Dodd-Frank Act Impacting Derivatives Transactions on page 16, we have currently suspended derivatives offerings to our members.

The FHFA's regulations and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Quantitative and Qualitative Disclosures about Market Risk on page 85.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Community Investment Activities

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

We awarded AHP competitive subsidies of $21 million and $24 million for the years ended December 31, 2012, and 2011 for projects designed to provide housing to 2,986 and 4,372 households. Amounts accrued, but not awarded, are recorded as a liability on our statements of condition.

The Downpayment Plus® Program (part of the AHP), in partnership with our members, assists primarily first-time home buyers with down payment and closing cost requirements. During the years ended December 31, 2012, 2011, and 2010, $15 million, $10 million, and $2 million were awarded through Downpayment Plus to assist 1,827, 1,315, and 613 very low to moderate income homebuyers. These amounts were in addition to the AHP competitive subsidies noted above.

By regulation, we are required to allocate 10% of our income before assessments to fund AHP. During 2013, we anticipate having $15 million available for Downpayment Plus and $27 million available in grants through AHP. In addition, our Board of Directors approved a one-time charge of $50 million in December 2011 to supplement our current affordable housing and community investment programs, which subsequently became the foundation for the Community First Fund.  We anticipate that the Community First Fund will be a large, revolving loan fund, pending approval from our regulator, to promote affordable housing and economic development in our district.  This program will be in addition to our other community investment programs.

Community Investment Program (CIP)/Community Economic Development Advance (CEDA) Program - We offer two programs where members may apply for advances to support affordable housing development or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, new roads and bridges, agriculture and farm activities, public facilities and infrastructure, and small businesses. For the years ended December 31, 2012, and 2011, we had $517 million and $589 million respectively, in advances outstanding under the CIP and CEDA programs.

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, and other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see Liquidity on page 53.

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

Subordinated Debt

No FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of 10-year subordinated notes in 2006. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than us. For further discussion of our subordinated notes, see Note 13 - Subordinated Notes to the financial statements.

Competition

We compete with the United States government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. For example, an increase in U.S. Treasury issuance may affect our ability to raise funds because it provides alternative investment options. Furthermore, to the extent that investors perceive Fannie Mae and Freddie Mac or other issuers as having a higher level of government support, their debt securities may be more attractive to investors than FHLB System debt.

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 22 and Funding on page 54.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Oversight, Audits, and Legislative and Regulatory Developments

Regulatory Oversight

We are supervised and regulated by the FHFA, an independent federal agency in the executive branch of the U.S. government. Prior to enactment of the Housing and Economic Recovery Act (Housing Act) on July 30, 2008, the Federal Housing Finance Board (Finance Board) had responsibility for regulation of the FHLBs. We remain subject to existing regulations, orders, determinations, and resolutions until new ones are issued or made.

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

Consent Cease and Desist Order

On April 18, 2012, the FHFA terminated the Consent Order to Cease and Desist (the C&D Order) that we entered into with the Finance Board in October 2007. For further information about the resolution adopted by our Board of Directors in connection with operating the Bank after termination of the C&D Order, see Note 14 - Regulatory Actions to the financial statements.

Legislative and Regulatory Developments

The legislative and regulatory environment in which we operate continues to change, driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (the Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). We expect the Housing Act and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions; including those we utilize to hedge our interest rate and other risks. As a result of these requirements, beginning on June 10, 2013, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Derivative transactions that are not required to be cleared will be subject to mandatory reporting, documentation and minimum margin and capital requirements.

Mandatory Clearing. The Commodity Futures Trading Commission (CFTC) issued its first set of mandatory clearing determinations on November 29, 2012 (first mandatory clearing determination). The first mandatory clearing determination will subject four classes of interest rate swaps and two classes of credit default swaps to mandatory clearing beginning in the first quarter of 2013.

Certain of the interest rate swaps in which we engage fall within the scope of the first mandatory clearing determination and, as such, we will be required to clear any such swaps. We have to comply with the mandatory clearing requirement for the specified interest rate swaps that we execute on or after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivatives transactions, which could include certain interest rate swaps we enter into that are not within the scope of the first mandatory clearing determination.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that we may enter into with our members that have $10 billion or less in assets; the exception applies only if the member uses the swaps to

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with additional reporting requirements. As a result, any such member swaps would not be subject to mandatory clearing, although such swaps may be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades).

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivatives transactions more costly. In addition, mandatory clearing has required the Bank to enter into new relationships and accompanying documentation with clearing members and additional documentation with the Bank's swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, customer collateral must be segregated on an individual customer basis on the books of a futures commission merchant (FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model, and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral in the event of an FCM insolvency. The collateral we post to FCMs should not be at risk so long as the FCM remains solvent. Accordingly, a major consideration in our decision to establish and maintain a clearing relationship with an FCM is our assessment of the financial soundness of the FCM.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Although we have a substantial portfolio of derivatives transactions that are entered into for hedging purposes, and may engage in intermediated swaps with our members in the future, based on the definitions in the final rules jointly issued by the CFTC and the SEC in April 2012, we do not expect to be required to register as either a major swap participant or as a swap dealer.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and the SEC in July 2012 to further define the term “swap,” call and put optionality in certain advances to our members will not be treated as “swaps” so long as the optionality relates solely to the interest rate on the advance. Accordingly, our ability to offer these advances to member customers should not be adversely affected by the new derivatives regulations.

Margin for Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. The CFTC, the FHFA and other federal bank regulators proposed margin requirements for uncleared trades in 2011. Under the proposed margin rules, we would have to post both initial margin and variation margin to our swap dealer and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional FHFA provisions, we would be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivatives transactions we enter into, making such trades more costly. Final margin rules are not expected until the second quarter of 2013 at the earliest and, accordingly, it is not likely that we will have to comply with such requirements until the end of 2013.

Documentation for Uncleared Transactions. In February 2012 the CFTC adopted final rules that impose external business conduct standards on swap dealers and major swap participants when dealing with counterparties. The external business conduct standards rules prohibit certain abusive practices and require disclosure of certain material information to counterparties. In addition, swap dealers and major swap participants must conduct due diligence relating to their dealings with counterparties. In order to facilitate compliance with the external business conduct standards, swap dealers and major swap participants have sought to amend their existing swap documentation with counterparties. The original compliance date for swap dealers and major swap participants to comply with the external business standards was October 14, 2012, but that deadline has been extended twice and is now May 1, 2013. We adhered to an ISDA protocol in October 2012 to address the new documentation requirements under the external business conduct rules and we expect to effect the necessary amendments to all agreements under that protocol in time to meet the deadline.

In September 2012 the CFTC finalized rules regarding certain new documentation requirements for uncleared trades. The final rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes and possible changes to our existing credit support arrangements with our swap dealer counterparties. Our swap documentation with swap dealers must comply with certain of the requirements contained in the September 2012 CFTC rules by July 1, 2013. The

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

final rules also impose requirements with respect to when swap dealers and major swap participants must deliver acknowledgments of, and execute confirmations for, uncleared trades with us. These timing requirements will be phased in between December 31, 2012 and March 1, 2014.

Additional changes to our swap documentation are expected to be required by additional Dodd-Frank Act rules, including the margin requirements for uncleared swaps that have not yet been finalized. We will consider adhering to future ISDA protocols to address the foregoing requirements.

Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term “swap,” issued jointly by the CFTC and SEC, which became effective on October 12, 2012, and CFTC guidance issued subsequent thereto. We currently comply with recordkeeping requirements for our swaps that were in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will have to comply with new record-keeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that we enter into with swap dealers, the swap dealers are currently required to comply with reporting requirements applicable to such swaps, including real-time reporting requirements. We will be required to comply with reporting requirements, including real-time reporting requirements, for any swaps that we may intermediate for our members beginning on April 10, 2013.

We, together with the other FHLBs, will continue to monitor the Dodd-Frank Act rulemakings and the overall regulatory process to implement the derivatives reforms prescribed by that legislation. We will also continue to work with the other FHLBs to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives. In addition, as the regulatory regime for derivatives transactions created by the Dodd-Frank Act takes shape, we may elect to hedge some or all of our interest rate and other risks by utilizing derivatives transactions that are not subject to regulation under the Dodd-Frank Act, such as futures contracts. Any such election would likely take into consideration a number of factors, including potential reduced regulatory compliance costs and lower margin requirements.

Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain, prudential standards. The guidance issued with this final rule provides that the Oversight Council expects to use a process in making its determinations consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of December 31, 2012, we had $69.6 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of December 31, 2012, we had $63.9 billion in total outstanding consolidated obligations, our principal form of outstanding debt;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	A third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the FHFA). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then our operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform. The Oversight Council has requested comments with a comment deadline of February 15, 2013 on proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for FHLB System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Significant FHFA Developments

Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the FHFA issued a final rule, as required by the Housing Act, regarding prudential standards for the operation and management of the FHLBs, including among other things, internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLB that fails to meet a standard to file a corrective action plan with the FHFA within 30 calendar days or such other time period as the FHFA establishes. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied within material respects, the Director of the FHFA can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the FHFA published a notice requesting comments on a proposed Advisory Bulletin which set forth standards to guide the FHFA in its supervision of secured lending to insurance company members by the FHLBs.  The FHFA's notice provides that lending to insurance company members exposes FHLBs to risks that are not associated with advances to the insured depository institution members, arising from the different states' statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The proposed standards include consideration of, among other things:

•	the level of an FHLB's exposure to insurance companies in relation to its capital structure and retained earnings;

•	an FHLB's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLB and an insurance company member to document advances and whether such an FHLB would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
the FHLB's documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, the FHLB valuation of the pledged collateral and whether an FHLB has a written plan for the liquidation of insurance company member collateral. Comments were due December 4, 2012.

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the FHFA issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The FHFA proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBs must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLB would be required to provide an annual report on the results of the stress tests to the FHFA and the Federal Reserve and to then publicly disclose a summary of such report within 90 days. Comments were due December 4, 2012.

Other Significant Developments
Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Rule. The CFPB issued a final rule with an effective date of January 10, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay certain loans such as home equity lines of credit, timeshare plans, reverse mortgages, and temporary loans.
The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements to be considered a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the underwriting standards for a QM prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued the final QM rule, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due February 25, 2013. Many of the Bank's CFI members offer balloon mortgages. If such mortgages are not treated a QM mortgages under final CFPB regulations this is likely to reduce mortgage lending by the Bank's CFI members and lead to increased concentration in the mortgage market.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The safe harbor from liability for QMs could incent lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for our advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances may be adversely affected.
Basel Committee on Banking Supervision - Liquidity Framework. On January 6, 2013 the Basel Committee on Banking Supervision (the Basel Committee) announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendment includes the following: 1) revisions to the definition of high quality liquid assets (HQLA) and net cash outflows; 2) a timetable for phase-in of the standard; 3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and 4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer could rest at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February, it was reported that the U.S. banking regulators expect to customize the BASEL III liquidity rules to an extent and expect to issue their final rules later in 2013.

Basel Committee on Banking Supervision - Capital Framework. In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses.

On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the Agencies) concurrently published three joint notices of proposed rulemaking (the NPRs) seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework. These revisions, among other things, would have:

•	implemented the Basel Committee's capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revised the methodologies for calculating risk-weighted assets in the general risk-based capital rules, including residential mortgage assets; and

•	revised the approach by which large banks determine their capital adequacy

On November 9, 2012, the federal banking regulators announced that they were indefinitely delaying the effective date for the implementation of the Basel III capital requirements.

National Credit Union Administration (NCUA) Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the NCUA published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLB membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLB membership or advances. Comments were due September 28, 2012.

Other Significant Developments-Foreclosure Prevention, Housing Finance and GSE Reform

HARP, HAMP and Other Foreclosure Prevention Efforts. In 2012, the FHFA, Fannie Mae, and Freddie Mac announced a series of changes that were intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal and extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a home owner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness (including new short-sale/deed in lieu of foreclosure programs recently discussed), or converting delinquent borrowers into renters and conveying the properties to

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

investors, have gained some popularity as well. If the FHFA requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.

Further, settlements announced in 2013 and 2012 with the banking regulators, the federal government and the nation's largest mortgage servicers and states attorneys' generals are also likely to focus on loan modifications and principal writedowns. In late January, 2013 the U.S. Treasury department announced that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying private-label MBS. These programs, proposals and settlements could ultimately impact investments in MBS, including the timing and amount of cash flows we realize from those investments. We monitor these developments and assess the potential impact of relevant developments on investments, including private-label MBS as well as on our securities and loan collateral and on the creditworthiness of any members that could be impacted by these issues. We continue to update models, including the models we use to analyze investments in private-label MBS, based on these types of developments. Additional developments could result in further increases to our loss projections from these investments.

Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying our investments in agency MBS. If that should occur, these investments would be paid off in advance of original expectations subjecting us to resulting premium acceleration and reinvestment risk.

Housing Finance and Housing GSE Reform. The new Congress is expected to continue consideration of possible reforms to the secondary mortgage market, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises). During the last Congress, at least ten separate bills were introduced in the House of Representatives that would have affected the Enterprises in a variety of significant ways. While none of the bills would have directly impacted the FHLBs, it is expected that legislation to reform housing finance and housing GSEs (including the FHLBs and the Enterprises) will again be a high priority in the House Financial Services Committee and the Senate Banking Committee. Any changes to the U.S. housing finance system could have consequences for the FHLBs as we seek to provide access to liquidity for our members.

Outside of Congress, several federal agencies have taken action over the past year to lay the groundwork for a new U.S. housing finance structure. In February 2012, the FHFA announced a Strategic Plan that declared the Enterprises are no longer “financially viable” and unveiled plans to create a single securitization platform and establish national standards for mortgage securitization. In the summer of 2012, the U.S. Treasury Department (Treasury Department) announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the FHFA as conservator of Fannie Mae and Freddie Mac to help expedite the wind down of the Enterprises.  The changes required all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios.  By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to re-capitalize themselves and return to the market in their previous structure.  While it is unclear how quickly the Enterprises might be wound down, it is apparent from these actions that changes to the U.S. mortgage finance system could occur in the not too distant future. However, it is impossible to determine at this time whether or when Congress or the Administration may act on housing GSE or housing finance reform.  The ultimate effects of these efforts on the FHLBs are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

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

Taxation and AHP Assessments

We are exempt from all federal, state, and local taxation except for real estate property taxes, which are a component of our lease payments for office space or on real estate we own as a result of foreclosure on MPF Loans.

In lieu of taxes, we set aside funds for our AHP at a calculated rate of 10% of income before assessments. Since the 10% AHP rate was previously calculated after the assessment for the Resolution Funding Corporation (REFCORP), which is no longer being assessed, the effective rate assessed to AHP will be slightly higher than it was prior to the second quarter of 2011. For details on our assessments, including information about the satisfaction of our REFCORP obligation, see Note 12 - Assessments to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1A.    Risk Factors.

Business Risks

Economic weakness, disruptions in the financial markets and member failures and mergers may have an adverse impact on our business, operations, or financial condition.

Our financial condition and results of operations are sensitive to general market and economic conditions in the U.S. and our district. In recent years, the economic recession, decline in real estate values, illiquid mortgage markets, and disruptions in the financial markets have significantly impacted the financial services industry, including our current and prospective members, several of our counterparties, and us. These adverse conditions resulted in the insolvency, receivership, closure, or acquisition of a number of financial institutions, including several of our members. In addition, these conditions impacted certain counterparties and the level of business we do with them. Although the U.S. economy and housing market gradually improved during 2012, unemployment levels remain high. In addition, economic uncertainty in Europe may adversely impact the global financial markets and foreign economies and may impact the level of business we conduct with European counterparties.

The challenging economic conditions may continue to adversely affect the financial condition of a number of our members. One or more of our members may default in its obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. If the collateral pledged by the member to secure its obligations was insufficient, we could incur losses. As of February 28, 2013, we have not experienced any member payment defaults.

We continue our transformation to a business model focused on our members. As the economy and our members continue to recover from the recent recession, demand for our advances and other products may be negatively impacted. During 2012, our advances outstanding declined 5% from $15.3 billion at December 31, 2011 to $14.5 billion at December 31, 2012 as many members continue to report to us that they have sufficient levels of liquidity and funds through deposits or have decreased the size of their balance sheets to improve their capital positions. As consolidation within the financial industry continued during 2012, we lost 17 members due to mergers and acquisitions. Fifteen of these members were acquired by other members in our district, eight of which resulted after our member was placed into receivership by their regulator, and two were acquired by out-of-district institutions. As our MPF Loans continue to pay down, our investment securities mature and we seek to operate at the scale dictated by our members' borrowing levels, a prolonged decline in advance levels could adversely affect our business, operations, or financial condition.

Increased competition or reduced demand for advances due to increased member deposits and access to alternative funding sources could adversely affect our businesses, and our efforts to make advance pricing attractive to our members may affect earnings.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs. During 2012, many members continued to report to us that they have sufficient levels of liquidity and funds through deposits or have decreased the size of their balance sheets to improve their capital positions. In addition, members have access to alternative funding sources, which may offer more favorable terms than we do for advances, including more flexible credit or collateral standards. We may make changes in policies, programs, and agreements affecting members from time to time. To the extent that such changes to our policies, programs, and agreements affect the availability of and conditions for access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services, some members may choose to obtain financing from alternative sources. In addition, many competitors are not subject to the same regulations, which may enable those competitors to offer products and terms that we are not able to offer.

As discussed above, we experienced a decline in outstanding member advances from December 31, 2011 to December 31, 2012. Our members' availability to customer deposits and alternative funding sources that are more attractive may further decrease the demand for our advances. Also, lowering the interest rates charged on advances to compete with alternative funding sources, especially as the economy gradually recovers, may decrease our net interest income.

Members are required to pledge collateral to us to secure their outstanding obligations, including advances. From time to time, we may make changes to our collateral guidelines, including changes in the value we assign to pledged collateral. To the extent that members view this tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business which may negatively impact our results of operations or financial condition.

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

As discussed in Conditions in Financial Markets on page 54, the Federal Reserve has taken several measures to depress short-term and longer-term interest rates, including an announcement that it expects to maintain short-term interest rates near zero until the middle of 2015. These measures could adversely impact us in various ways, including through lower market yields on investments and continued elevated prepayments on our higher yielding MPF Loans and securities. Given our current limitations on purchasing investments that have a term to maturity in excess of 270 days, as further discussed in Investments on page 12, we are subject to reinvestment risk. As a result, our net interest income, financial condition and results of operations, could be adversely impacted.

During the past few years, federal agencies have implemented programs intended to prevent foreclosure through mortgage modifications or refinancing. For example, as discussed in Legislative and Regulatory Developments on page 16, in 2012 the FHFA, along with Fannie Mae and Freddie Mac, announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. In addition, the U.S. Treasury announced in early 2013 that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying private-label MBS. Further, recent settlements involving banking regulators, the federal government, states' attorney generals and large mortgage servicers are also likely to focus on loan modifications and principal writedowns. In the current interest rate environment, if these loan modification efforts result in a significant number of prepayments on mortgage loans underlying our investments in MBS, our income could be reduced as we reinvest the proceeds at a lower rate of return or decrease the scale of our balance sheet. Our income could also decline if the FHFA requires us to offer a similar refinancing option for our MPF Loans held in portfolio.

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

The legislative and regulatory environment for us and our members continues to change, driven principally by the Housing Act in 2008 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). We expect our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission to continue to be affected by the Housing Act and Dodd-Frank Act as well as plans for housing finance and GSE reform.

In 2013, Congress is expected to continue consideration of possible reforms to the housing finance market, potentially including the resolution of Fannie Mae and Freddie Mac. Although the last Congress considered several bills that would have affected the GSEs in a variety of significant ways, none would have directly impacted the FHLBs. Although it is expected that GSE legislation will again be a priority in the House Financial Services Committee, we cannot determine whether or when Congress or the Administration may act in regard to GSE or housing finance reform. The ultimate effects of this or any other legislation, including any further measures to address the debt limit or federal debt reduction, on the FHLBs is unknown at this time and will depend on the legislation, if any, that is finally enacted.

Legislative and regulatory changes could also have an indirect, adverse impact on us. For example, while it is still uncertain how the capital and liquidity standards being developed by the Basel Committee on Banking Supervision ultimately will be implemented by the U.S. regulatory authorities, the new framework could cause some of our members to reduce their level of mortgage lending and divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. In addition, the Federal Reserve and Oversight Council have finalized rules that may subject us as a nonbank financial company to Federal Reserve oversight and prudential standards. For additional discussion of the Dodd-Frank Act, housing GSE reform, and certain other recent legislation and regulatory developments that could impact us, see Legislative and Regulatory Developments on page 16.

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

As the overall size of the Bank continues to decrease, failure to transition our balance sheet may have a material adverse effect on our results of operations and financial condition.

We expect that the size of our current balance sheet will decrease substantially over time as our MPF Loan portfolio continues to pay down and our investment securities mature while we are restricted from purchasing longer-term asset classes. Becoming a smaller sized institution presents other challenges, such as reducing the existing cost infrastructure and creating a balance sheet with earning assets that will support that cost infrastructure while providing for future dividends at an appropriate level. If we are unable to successfully transition our balance sheet and cost infrastructure to an appropriate size scaled to member demand, our results of operations and financial condition may be negatively impacted.

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

Each member is required to maintain a minimum investment in our capital stock. This minimum investment requirement is equal to the greater of the member's membership stock requirement or its activity stock requirement. A member's capital stock may become excess stock if the member reduces its mortgage assets, reduces its level of outstanding advances with us (or other activity-based transactions required to be supported by capital stock that may be implemented by our Board of Directors at a future date), or receives capital stock dividends that are not then used to support the activity stock requirement.

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

For further discussion of our minimum capital requirements, see Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

In addition, approval from the FHFA for redemptions or repurchases would be required if the FHFA or our Board of Directors were to determine that we incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, there can be no assurance that the FHFA would grant such approval or, if it did, upon what terms it might do so.

If any of these restrictions limit our ability to redeem or repurchase excess capital stock, members may be more likely to withdraw from membership or limit certain of their business with us to avoid associated stock purchase requirements and

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

prospective members may be less likely to become members, either of which could adversely impact our result of operations and financial condition.

Limitations on Transfer of Capital Stock. Our capital stock may only be owned by our members, former members, and certain successor institutions. Our capital plan requires our approval of any transfer of capital stock to another member, and there can be no assurance that we would grant such approval in any particular case.

Since there is no public market for our capital stock and transfers of capital stock between members require our prior approval, there can be no assurance that a member's holdings of our capital stock would not effectively be an illiquid investment.

Limitations on our ability to pay dividends may decrease member demand for advances and increase membership withdrawals, thus adversely affecting our results of operations and financial condition.

Under FHFA regulations, the FHLBs may pay dividends on their stock only out of previously retained earnings or current net earnings. Under the capital plan, any dividend we declare on Class B-1 Stock will be greater than or equal to the dividend declared on Class B-2 Stock, as further discussed under Dividend Payments on page 62. As discussed in Note 14 - Regulatory Actions to the financial statements, dividends paid for any given quarter of 2013 must not exceed the following rates on an annualized basis (1) the average of three-month LIBOR plus 350 basis points on Class B-1 capital stock, and (2) the average of three-month LIBOR plus 100 basis points on Class B-2 capital stock. The Board has also resolved that payment of any dividend shall not result in our retained earnings falling below the level of retained earnings at the previous year-end. Our Board may not pay dividends above these limits or otherwise modify or terminate this resolution without written consent by the Director of the FHFA. Although we paid cash dividends in each quarter of 2012 based on the previous quarter's earnings, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results and any other factors the Board determines to be relevant, and be reviewed in accordance with the Board's resolution and our retained earnings and dividend policy. For additional discussion of restrictions on our retained earnings, which impact the amount of retained earnings available for future dividend payments, see Retained Earnings & Dividends on page 62.

In addition, an FHLB that is not in compliance with its minimum capital requirements may not pay dividends to members, nor may an FHLB pay dividends if, after doing so, it would fail to meet any of its minimum capital requirements. Further, an FHLB may not declare or pay a dividend if the par value of the FHLB's stock is impaired or is projected to become impaired after paying such dividend. Moreover, an FHLB may not pay dividends to members if any principal or interest due on any consolidated obligations issued through the Office of Finance has not been paid in full or, under certain circumstances, if we are not expected, or fail, to satisfy liquidity requirements or meet our current obligations under applicable FHFA regulations and policies. Finally, the amount of retained earnings available to an FHLB to pay dividends may be limited by the provisions of the Joint Capital Enhancement Agreement as further discussed in Joint Capital Enhancement Agreement with Other FHLBs on page 63.

To the extent that current and prospective members determine that our dividend is insufficient or our ability to pay future dividends is limited, we may be unable to expand our membership and may experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

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

Under the GLB Act, holders of Class B Stock own the retained earnings, surplus, undivided profits, and equity reserves of the Bank. Our capital plan provides that, with respect to a liquidation of the Bank, after payment to creditors, Class B Stock will be redeemed at par, or pro rata if liquidation proceeds are insufficient to redeem all of the Capital Stock in full. Any remaining assets will be distributed on a pro rata basis to those members that were holders of Class B Stock immediately prior to such liquidation. With respect to a merger or consolidation affecting us, members will be subject to the terms and conditions of any plan of merger and/or terms established or approved by the FHFA. Our capital plan also provides that its provision governing liquidation or merger is subject to the FHFA's statutory authority to prescribe regulations or orders governing liquidation, reorganization, or merger of an FHLB. Although our members would have an opportunity to ratify any merger agreement in a voluntary merger between us and another FHLB, we cannot predict how the FHFA might exercise its authority with respect to

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

liquidations or reorganizations, or whether any actions taken by the FHFA in this regard would be inconsistent with the provisions of our capital plan or the rights of holders of Class B Stock in the retained earnings of the Bank.

Compliance with regulatory contingency liquidity guidance could restrict investment activities and adversely impact our earnings.

We are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios as described in Liquidity Measures on page 53. This requirement is designed to enhance our protection against temporary disruptions in access to the FHLB System debt markets. To satisfy this liquidity requirement, we maintain increased balances in short-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. As a result, this may reduce the net interest income we earn on investments and may negatively impact the level of dividends paid in the future. Also, to the extent that this increases our short-term advance pricing, our short-term advances may be less competitive, which may adversely affect advance levels and our net interest income.

We are subject to various risks on our FFELP ABS investments.

Our FFELP ABS investments are securitizations of student loans that are guaranteed by guarantee agencies whose guaranties are reinsured by the U.S. Department of Education, or re-securitizations of such FFELP ABS. As of December 31, 2012, we held $7.5 billion of FFELP ABS investments.

We are subject to basis risk on these FFELP ABS because the Department of Education is responsible for making interest subsidy payments at a rate that is different from the rate on our FFELP ABS investments. Beginning on April 1, 2012, the Department of Education permitted holders of FFELP loans to permanently change this interest subsidy payment index rate from the previous 3-month commercial paper rate to a 1-month LIBOR rate plus a spread. Most FFELP ABS, including those we hold, pay a floating interest rate at 3-month LIBOR plus a spread. As of December 31, 2012, all FFELP ABS that the Bank holds now reflect an interest subsidy payment rate of 1-month LIBOR plus a spread. Although the change in interest subsidy payments from a 3-month commercial paper rate to a 1-month LIBOR rate reduces the volatility in basis risk now that both the ABS and interest subsidy rates are indexed to LIBOR, we remain subject to basis risk to the extent that these different LIBOR tenors do not move together in the future.

Because the loans backing our FFELP ABS investments are supported by the U.S. Department of Education, the ratings of FFELP ABS are generally constrained by the sovereign credit rating of the U.S. government.  To the extent that there are future downgrades to the U.S. sovereign credit rating or other rating agency actions which impact the ratings of our FFELP ABS, it may negatively impact the value of our investments.

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

Prepayment and extension risk are the risks that mortgage-related assets will be refinanced by the mortgagor in low-interest environments or will remain outstanding longer than expected at below-market yields when interest rates increase. The rate and timing of unscheduled payments and collections of principal on MPF assets are difficult to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, the lack of restrictions on voluntary prepayments, the availability of lender credit, and other economic, demographic, geographic, tax, legal, and regulatory factors. We manage prepayment risk through a combination of debt and derivative financial instruments. If the level of actual prepayments is higher or lower than expected, we may incur costs to hedge the change in this market risk exposure resulting in reduced earnings. Also, increased prepayment levels will cause the amortization of deferred premiums and hedge accounting adjustments to increase, which could reduce net interest income.

As a result of these factors and our change in business strategy to generally cease purchasing MPF Loans for investment, our MPF Loans held in portfolio decreased by 26% to $10.4 billion at year-end 2012 from $14.1 billion at the previous year-end. We expect that our overall earning potential will be negatively impacted as the size of our MPF Loan portfolio and current balance

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

sheet decreases substantially over time. In addition, as discussed in Investments on page 12, we are not permitted to purchase investments that have a term to maturity in excess of 270 days without prior approval from the FHFA.

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

•
In a rising interest rate environment, our ability to obtain higher yielding earning assets may be diminished while our cost of funds may increase. Accordingly, an increase in interest rates may negatively affect our net interest income. Specifically, overall demand for advances and mortgage assets may be reduced, thereby reducing origination of new advances or MBS investments. As a result, our diminished ability to invest in mission related assets at higher yields may reduce our net interest income. As discussed above and in Investments on page 12, our ability to purchase higher yielding earning assets is also limited.

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

When interest rates change we expect the change in fair value of derivatives to be substantially offset by a related but inverse change in the fair value of the related hedged item in a designated fair value hedge relationship. However, there is no assurance that our use of derivatives or other financial instruments will fully offset changes in fair value caused by changes in interest rates. Any hedging strategy or set of financial instruments we may use, including derivatives, may not fully offset the risk of interest rate volatility, and our hedging strategies themselves may result in earnings volatility and losses. See Market Risk Profile on page 85, for more information on how we manage market risk.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions; including those we utilize to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). The new margin requirements and any related capital requirements, among other things, could adversely impact the liquidity and pricing of derivative transactions we enter into, making derivatives more costly for us. See Developments under the Dodd-Frank Act Impacting Derivatives Transactions on page 16.

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. Capital market disruptions similar to those that occurred from late 2007 through early 2009 and which dampened demand for longer-term debt, including longer-term FHLB consolidated obligations, could occur again, adversely impacting our access to funds and funding costs.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLB consolidated obligations. For example, to the extent that currently proposed structural reforms of money market funds are implemented and impact investor demand for FHLB System debt, our funding costs may be adversely affected.

In addition, the U.S. Congress is expected to continue consideration of possible reforms to the U.S. housing finance system. If there are changes to the status, regulation, policies or programs relating to the housing GSEs that impact investors' perception of the systemic risks associated with the housing GSEs, the FHLBs' funding costs and access to funds could be adversely affected. See Legislative and Regulatory Developments on page 16.

We have a significant amount of discount notes outstanding with maturities of one year or less. Any significant disruption in the short-term debt markets that would prevent us from re-issuing discount notes for an extended period of time as they mature may require us to recognize into income up to $1.1 billion of deferred hedge costs out of other comprehensive income. In addition, continuing to fund longer-term assets with short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. To the extent that disruptions in the short-term market led us to use alternative longer-term funding, our funding costs would increase and likely cause us to increase advance rates, adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected, which could negatively affect our financial condition and results of operations.

Our funding costs and/or access to the capital markets and demand for certain of our products could be adversely impacted by any changes in the credit ratings for FHLB System consolidated obligations or our individual credit ratings.

FHLB System consolidated obligations are rated Aaa/P-1 with a negative outlook by Moody's and AA+/A-1+ with a negative outlook by S&P. Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBs have joint and several liability for all FHLB consolidated obligations, negative developments at any FHLB may affect these credit ratings or result in the issuance of a negative report. In addition, because of the FHLBs' GSE status, the ratings of the FHLBs and the FHLB System are generally constrained by the long-term credit rating of the U.S. government.  If the federal budget process or ongoing federal statutory debt limit debate falls short of what the rating agencies believe is necessary for the U.S. government to maintain its current credit rating, further downgrades in the U.S. sovereign credit rating are possible and may result in a corresponding downgrade to the credit ratings of the FHLB System consolidated obligations or the FHLBs. Any future downgrades could result in higher FHLB funding costs and/or disruptions in access to the capital markets. Any reduction in our individual Bank ratings would also trigger additional collateral posting requirements under certain of our derivative instruments. Further, member demand for certain of our products, such as letters of credit, is influenced by our credit rating and a downgrade of our credit rating could weaken member demand for such products.

Additionally, we are highly dependent on using derivative instruments to obtain low-cost funding and to manage interest rate risk. Negative credit rating events might also have an adverse affect on our ability to enter into derivative instruments with acceptable terms, increasing the cost of funding or limiting our ability to manage interest rate risk effectively.

To the extent that we cannot access funding when needed or enter into derivatives on acceptable terms to effectively manage our cost of funds and exposure to interest rate risk or demand for our products falls, our financial condition, and results of operations could be adversely impacted.

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

Credit risk is the risk of loss due to default or non-performance of a member, other obligor, or counterparty. Our exposure to credit risk includes the risk that the fair value of an investment may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. In addition, we assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. We have a high concentration of credit risk exposure to financial institutions and mortgage assets.

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

As we continue to work toward building a stronger cooperative and increasing advances by adding new members, we are actively focusing on institutions that have not traditionally been a large part of our membership, such as insurance companies, community development financial institutions, and housing associates. As we increase our membership to include more non-federally insured members, we face uncertainties surrounding the possible resolution of those members, in part due to our lack of experience in dealing with their regulators and any receivers and other liquidators that may be involved a resolution of these members. Although we will closely monitor our credit and collateral agreement processes for this segment of members, we may experience credit losses and our business may be adversely affected if we are unable to sufficiently collateralize our risk exposures in the event of potential default by or resolution of these members.

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

If we experience further disruptions in the credit markets, it may increase the likelihood that one of our derivatives counterparties fails to meet their obligations to us. In addition, the recent volatility of market prices could adversely affect the value of the collateral we hold as security for the obligations of these counterparties. See Credit Risk -Derivatives on page 84 for a description of derivatives credit exposure.

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

Federal Funds. We invest in Federal Funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. Because these investments are unsecured, our policy and FHFA regulations restrict these investments to short term maturities and certain eligible counterparties. If the credit markets experience further disruptions, it may increase the likelihood that one of our Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds investments, see Credit Risk - Investments on page 70.

Securities Purchased under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See Credit Risk - Investments on page 70 for further discussion and a summary of counterparty credit ratings for these investments.

MPF Loans. See the discussion of credit risks related to MPF Loans on page 80.

We may experience further losses and write-downs relating to our private-label MBS investments, which could adversely affect the yield on or value of these investments.

Prior to February 2007, we invested in private-label MBS, which are backed by subprime, prime, and alternative documentation or Alt-A mortgage loans. We held private-label MBS with a carrying value of $1.8 billion at December 31, 2012 and recorded a total OTTI charge of $15 million for 2012. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities have subsequently been downgraded below investment grade. Many of these securities are projected to sustain credit losses based on recent economic conditions and housing market trends. The depth and duration of these trends continues to affect the market for these private-label MBS, even though some improvement was noted through increased fair values in 2012. See Credit Risk - Investments on page 70 for a description of these securities.

It is not possible to predict the magnitude of additional OTTI charges in the future, because that will depend on many factors, including economic, unemployment, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages increase, and/or there is a decline in residential real estate values, we could experience reduced yields or further losses on these investment securities. Further, delayed and prolonged foreclosure processes may result in loss severities beyond current expectations, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices.

The U.S. housing and mortgage markets further stabilized in 2012, and expectations for these markets improved as compared to 2011. However, if the housing markets and housing prices deteriorate further or recover more slowly than currently projected, there may additional credit losses from other-than-temporary impairments. For example, slower economic recovery, in either the U.S. as a whole or in specific regions of the country, or delays in foreclosures could result in higher delinquencies, increasing the risk of credit losses that adversely affect the yield or value of these securities.

In addition, we have geographic concentrations of private-label MBS secured by mortgage properties that exceed 10% in California (36%). To the extent that any of these geographic areas experience further declines in the local housing markets or economic conditions or a natural disaster, we could experience increased losses on these investments.

Federal and state government authorities, as well as private entities, have proposed or commenced programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, such as the settlements announced in 2012 and 2013 with the banking regulators, the federal government and the nation's largest mortgages servicers and states' attorneys generals, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, may adversely affect the value of assets held. These changes may require us to increase our level of retained earnings which may impact future dividend levels in order to achieve and maintain sufficient retained earnings. These actions may cause a decline in the value of membership in our Bank, reducing members' business transactions with us.

As described in Critical Accounting Policies and Estimates on page 65, other than temporary impairment assessment is a subjective and complex assessment by management. We incurred total credit related other-than-temporary impairment charges of $15 million for the year ended December 31, 2012. If loan credit performance of our private-label MBS deteriorates beyond the forecasted assumptions concerning loan default rates, loss severities, prepayment speeds, delinquencies, and servicer advances, we may recognize additional credit losses. For example, under a more “adverse” scenario with housing price

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

assumptions that were projected to decline by 3% to 7% during the fourth quarter of 2012, as is more fully described under Critical Accounting Policies and Estimates on page 65, our credit-related OTTI charges would have increased by $11 million for the quarter ending December 31, 2012. As of December 31, 2012, we held $1.7 billion of retained earnings.

The MPF Loans that we hold on our balance sheet and MPF Xtra loans that we sell to Fannie Mae have different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The MPF Program, as compared to our advances products, is more susceptible to credit losses. In recent years, as a result of the weak U.S. housing market, we experienced higher delinquency rates, default rates, and average loan loss severity contributing to increased credit losses on our MPF Loan portfolio. Although the U.S. housing market continued to show signs of recovery during 2012, it remains fragile and susceptible to delinquency as a result of high unemployment rates. We decreased our allowance for credit losses from $45 million to $42 million consistent with the general positive trends in the housing markets and smaller portfolio of MPF Loans held on our balance sheet. However, to the extent that economic conditions weaken and regional or national home prices decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future. We are exposed to losses on our MPF Loans through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from CE Fees. Our FLA exposure as of December 31, 2012 is $187 million. The next layer of losses after the FLA is allocated to the PFI, or SMI, as applicable, through the CE Amount. If losses continue to accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit deterioration and default on their credit enhancement obligations, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

In some cases a portion of the credit support for MPF Loans is provided under PMI and/or an SMI policy. If an MI provider fails to fulfill its obligation to pay us for claims we make, we would bear the full or partial amount of any loss of the borrower default on the related MPF Loans. PMI coverage had been initially required on MPF Loans with an outstanding principal balance of $375 million as of December 31, 2012, which represented 4% of the outstanding principal balance of our MPF Loan portfolio. We receive PMI coverage information only at purchase or funding of MPF Loans, and do not receive notification of any subsequent changes in PMI coverage on those loans. As of December 31, 2012, we were the beneficiary of SMI coverage on $4.0 billion of MPF Loans, which represented 38% of the outstanding principal balance of our MPF Loan portfolio. See Concentration Risks - PMI Provider Concentration on page 82 for a discussion of the financial condition and concentration risks regarding our PMI companies. The MPF Program also carries more interest rate risk and operational complexity than our traditional advances products. If we fail to properly manage these risks and operational complexities, our results of operations may be adversely affected. See Market Risks below for a discussion of interest rate risk related to our mortgage assets.

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product. If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase the MPF Loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Loan is viable, we can require the PFI to repurchase that MPF Loan from us or indemnify us for related losses. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio. As of December 31, 2012, we had $58 million of repurchase requests and indemnifications outstanding to PFIs, which includes $39 million related to MPF Xtra and $19 million related to our MPF Loans held in portfolio. Because repurchase requests from Fannie Mae may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests received as of a particular date may not reflect total repurchase liability for loans outstanding as of that date. In certain circumstances, Fannie Mae may not make a repurchase or indemnification request until a loan becomes past due or defaults. As of December 31, 2012, we had $39 million of repurchase requests from and indemnifications outstanding to Fannie Mae related to MPF Xtra loans.
In the latter part of 2012, in certain cases we identified negative trends of PFI non-compliance related to our existing portfolio of MPF Loans and repurchases of MPF Xtra loans. As a result, we revised our quality assurance practices to increase the number of loans reviewed and continue to evaluate our current practices relative to industry practices. Fannie Mae has also increased the number of loans reviewed as part of its quality assurance processes. Because of the increased number of loan files being reviewed, the number of defects identified may increase, resulting in an increased number of repurchase requests or indemnifications. However, some repurchase requests may not ultimately require us or the PFI to repurchase the loan because we and the PFI may be able to resolve the purported defect. Some of our PFIs from whom we may request repurchase or seek indemnification are highly leveraged and have been adversely affected by recent economic and housing market conditions and disruptions in the financial and credit markets, which may impact their ability to fulfill their indemnification or repurchase obligations to us. Although we require members to pledge collateral to secure all credit outstanding, only in certain cases do we require PFIs to collateralize repurchase obligations and indemnifications given their credit condition and size of their repurchase obligation or indemnification. In the event that a PFI becomes insolvent or otherwise defaults on its repurchase or indemnification obligation to us and we cannot offset the credit loss amount against collateral provided by the PFI, we could experience losses on MPF Loans.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 83.

For a description of the MPF Program, our obligations with respect to credit losses and the PFI's obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance Program on page 8.

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

We make significant use of business and financial models to measure and monitor our risk exposures, including interest rate, prepayment and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions, and products. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, the assumptions used for our models may not keep pace with changing conditions. Inaccurate data or assumptions in these models are likely to produce unreliable results. For example, the uncertainty in the housing and mortgage markets increases our exposure to the inherent risks associated with the reliance on internal models that use key assumptions to project future trends and performance. Although we regularly adjust our internal models in response to changes in economic conditions and the housing market, the risk remains that our internal models could produce unreliable results or estimates that vary considerably from actual results.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of February 28, 2013, we occupy 90,342 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601.  We also maintain 5,553 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

Item 3. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. The Bank's complaints assert claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, negligent misrepresentation, market manipulation, untrue or misleading statements in registration statements, controlling person liability, and rescission of contract. In these actions, the Bank seeks the remedies of rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date) and recovery of reasonable attorneys' fees and costs of suit. The litigation was brought in state court in the states of Washington, California and Illinois.

Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Nomura Holding America Inc.; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held 0.01% of the Bank's capital stock as of December 31, 2012.

In the Washington action, defendants filed a motion to dismiss on March 4, 2011, which was denied in its entirety on June 17, 2011. The action is proceeding in discovery. In the Illinois action, defendants filed motions to dismiss on May 27, 2011, oral argument was heard on the motions on June 5, 2012, and the court denied defendants' motions in their entirety on September 19, 2012. Sequoia Residential Funding, Inc. and its affiliates have filed with the Illinois appellate court a petition for leave to appeal the Cook County Circuit Court's denial of its motion to dismiss for lack of personal jurisdiction. This petition was denied. Certain defendants also filed with the Circuit Court a Motion to Certify Questions of Law for Interlocutory Appeal and to Stay Discovery. This petition was also denied. In the California action, defendants filed demurrers asserting statutes of limitations arguments on December 1, 2011, which were denied in their entirety on June 26, 2012. On August 31, 2012, defendants in the California action filed a second round of demurrers. Briefing on these issues is closed and oral argument on the motion is scheduled for May 2013.

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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B-1 stock and Class B-2 stock which, under the Bank's capital plan has a par value of $100 per share. As of February 28, 2013, we had 15,478,927 shares of capital stock outstanding, including 37,654 shares of mandatorily redeemable capital stock. At February 28, 2013, we had 769 stockholders of record. For details on the implementation of our new capital plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Information regarding our dividends, including regulatory requirements and restrictions, is set forth in the Retained Earnings and Dividends section on page 62.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. The former members have withdrawn from membership or have merged with out-of-district institutions, but continue to hold capital stock. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 58.

As of	December 31, 2012	December 31, 2011
Members
Commercial banks	$1,145	$1,512
Thrifts	308	538
Credit unions	103	125
Insurance companies	94	227
Community Development Financial Institutions	—	—
Members total	1,650	2,402
Former members	6	4
Total at par	1,656	2,406
Mandatorily redeemable capital stock classified as a liability	(6)	(4)
Balance on the statements of condition	$1,650	$2,402

We repurchased excess capital stock from members totaling $886 million during 2012 and an additional $100 million in February 2013, as further discussed in the Repurchase of Excess Capital Stock section on page 61.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 6.    Selected Financial Data.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2012	2011	2010	2009	2008
Net income (loss)	$375	$224	$366	$(65)	$(119)
Total assessments	42	47	132	—	—
Interest portion of rental expense [a]	1	1	1	1	1
Interest expense on all indebtedness	1,344	1,707	1,997	2,376	3,570
Earnings, as adjusted	$1,762	$1,979	$2,496	$2,312	$3,452

Fixed charges:
Interest portion of rental expense [a]	$1	$1	$1	$1	$1
Interest expense on all indebtedness	1,344	1,707	1,997	2,376	3,570
Total fixed charges	$1,345	$1,708	$1,998	$2,377	$3,571

Ratio of earnings to fixed charges	1.31:1	1.16:1	1.25:1	n/a [b]	n/a [b]

[a]	Interest portion of rental expense approximates the imputed interest factor of the operating leases.

[b]	Earnings were insufficient to cover fixed charges by $65 million for 2009 and $119 million for 2008.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of or for the years ended December 31,	2012	2011		2010		2009		2008
Selected statements of condition data
Total investments [a]	$40,750	$40,503		$46,239		$36,793		$21,183
Advances	14,530	15,291		18,901		24,148		38,140
MPF Loans held in portfolio	10,474	14,163		18,327		23,852		32,092
Allowance for credit losses	(42)	(45)		(33)		(14)		(5)
Total assets	69,584	71,255		84,116		88,074		92,129
Consolidated obligations -
Discount notes	31,260	25,404		18,421		22,139		29,466
Bonds	32,569	39,880		57,849		58,225		55,305
Total consolidated obligations, net	63,829	65,284		76,270		80,364		84,771
Mandatorily redeemable capital stock	6	4		530		466		401
Capital stock	1,650	2,402		2,333		2,328		2,386
Total retained earnings	1,691	1,321	[b]	1,099	[b]	708	[c]	540
Accumulated other comprehensive income (loss)	107	(431)		(483)		(658)		(639)
Total capital	3,448	3,292		2,949		2,378		2,287
Other selected data at period end
MPF Xtra loan volume funded - total system	$6,941	$2,818		$3,411		$3,319		$72
MPF Xtra loan volume funded - Chicago PFIs	3,636	1,771		2,548		2,973		72
MPF Xtra loans outstanding [d]	11,348	7,234		5,655		3,247		72
Regulatory capital to assets ratio [e]	4.81%	6.35%		5.90%		5.11%		4.70%
Market value of equity to book value of equity	102%	90%		88%		71%		(24)%
All FHLBs consolidated obligations outstanding (par)	$687,902	$691,868		$796,374		$930,617		$1,251,542
Number of members	762	767		775		792		816
Total employees (full and part time)	329	296		300		329		321
Total investments as a percent of total assets	59%	57%		55%		42%		23%
Advances as a percent of total assets	21%	21%		22%		27%		41%
MPF Loans as a percent of total assets	15%	20%		22%		27%		35%
Selected statements of income data
Net interest income before provision for credit losses	$572	$537		$777		$580		$202
Provision for credit losses	9	19		21		10		3
OTTI (loss), credit portion	(15)	(68)		(163)		(437)		(292)	[c]
Other non-interest gain (loss) excluding OTTI	(20)	5		36		(70)		100
Non-interest expense	111	184	[f]	131		128		126
Net income	375	224		366		(65)		(119)
Cash dividends	5	2		—		—		—
Selected annualized ratios and data
Return on average assets	0.54%	0.28%		0.41%		(0.07)%		(0.13)%
Return on average equity	12.90%	7.22%		14.00%		(3.24)%		(4.13)%
Average equity to average assets	4.19%	3.93%		2.95%		2.23%		3.15%
Non-interest expense to average assets	0.16%	0.23%		0.15%		0.14%		0.14%
Net yield on interest-earning assets	0.84%	0.69%		0.89%		0.65%		0.22%
Return on average Regulatory Capital spread to three month LIBOR index	11.67%	5.14%		9.58%		(2.49)%		(5.36)%
Dividend payout ratio	1.32%	1.04%		—%		—%		—%

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

[b]
Effective July 1, 2010, we elected to adopt the fair value option for certain government agency held-to-maturity MBS which resulted in a cumulative effect adjustment of a $25 million gain, recorded as an increase to our beginning July 1, 2010 retained earnings. See Note 2 - Summary of Significant Accounting Policies to the financial statements.

[c]
We adopted new FASB guidance on the recognition and presentation of OTTI effective January 1, 2009 and in accordance with that guidance we recorded a cumulative effect adjustment increasing retained earnings of $233 million as of that date to account for non-credit losses we previously recorded in 2008 against earnings. Prior year results were not retroactively restated.

[d]	MPF Xtra loans are not held in portfolio on our statements of condition, but are purchased from PFIs and concurrently resold to Fannie Mae.

[e]
Effective January 1, 2012, we implemented a new capital plan that resulted in a change to the calculation of our regulatory capital to assets ratio. See Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

[f]	December 31, 2011, non-interest expense included an additional $50 million charge for AHP. See Note 12 - Assessments to the financial statements.

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

•
the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; our ability to successfully transition to a new business model, implement business process improvements and scale the size of the Bank to our members' borrowing needs; the extent to which our members use our advances as part of their on-going funding strategies rather than just as a back-up source of liquidity;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•
changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; changes in our cost of funds due to Congressional deliberations on the overall U.S. debt burden, including concerns over U.S. fiscal policy and the debt ceiling, and any related rating agency actions impacting FHLB consolidated obligations;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 22.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

2012 Key Achievements
In 2012, we:

•	Returned liquidity to members' capital stock by implementing our capital plan and repurchasing $886 million of member excess capital stock;

•	Paid a reasonable return on members' investment in the Bank by making consistent cash dividend payments;

•	Achieved historically high retained earnings of $1.7 billion;

•	Worked with members to provide customized solutions that met their particular asset liability management and investment strategies, and initiated forums for member education and training;

•	Improved product offerings such as the letter of credit for public unit deposits with a fluctuating balance fee structure;

•	Expanded member collateral and enhanced collateral value; and

•	Strived to make it easier to do business with us, including enhancements to our members-only website, eBanking.

2012 Financial Highlights

•
We recorded net income of $375 million for 2012, significantly higher than the $224 million earned in 2011. We attribute the increase primarily to lower funding costs throughout the year, including maturing debt reissued at lower rates, and continued strong earnings from our investment and mortgage portfolios. Advance prepayment fees, net of fair value hedge adjustments, contributed $65 million in 2012, up from $23 million in 2011.

•
Our derivatives and hedging activities expense was $1 million in 2012, a significant shift from the $70 million gain in 2011. However, the expense remains in a historically low range due to the extraordinarily low rate environment.

•
Other-than-temporary impairment (OTTI) charges on our private-label MBS portfolio continued to decrease; OTTI charges were $15 million in 2012, down from $68 million in 2011. While we continue to generate sound net income, we cannot predict the impact OTTI credit losses, prepayment fees, or hedging expenses may have on future earnings.

•
Non-interest expenses decreased in 2012, primarily due to the one-time charge of $50 million in 2011, which subsequently became the foundation for planning the Community First™ Fund as described below. In 2012, non-interest expenses were $111 million compared to $184 million for 2011.

•
Advances outstanding at year-end 2012 were $14.5 billion, 5% lower than the previous year-end level of $15.3 billion. We attribute the decline to the fact that many members continue to report to us that they have sufficient levels of liquidity and funds through deposits or have shrunk their balance sheets to improve their capital positions.

•
MPF Loans held in portfolio declined $3.7 billion in 2012 to $10.4 billion. These reductions are a direct result of our 2008 decision not to add MPF Loans to our balance sheet. We decreased our allowance for credit losses from $45 million to $42 million consistent with the general positive trends in the housing markets and smaller portfolio of MPF Loans held on balance sheet. MPF Xtra loan volume increased from $2.8 billion for the program overall during 2011 to $6.9 billion during 2012. MPF Xtra loan volume for our PFIs was $1.8 billion in 2011 and $3.6 billion in 2012, representing more than half of all MPF Xtra loan volume during this time.

•	Total investment securities decreased 12% to $34.3 billion in 2012, reflecting our current investment restriction which limits our ability to acquire longer-term investments.

•
Total assets fell $1.7 billion (2%) to $69.6 billion at year end. As the Bank monitored the volatile political and economic climate at the end of the year, we increased our liquidity position to protect the cooperative against potential short-term future funding challenges. We anticipate that the overall size of the Bank will continue to decrease as MPF Loans and investment securities continue to pay down and mature, and we continue to repurchase members' excess capital stock.

•
As a result of our strong net income, our retained earnings grew $370 million (net income of $375 million less $5 million of dividends) to $1.7 billion. Our strong earnings over the past three years have substantially increased our retained earnings.

•
We awarded $21 million in grants through our competitive Affordable Housing Program and $15 million in assistance through our Downpayment Plus (DPP) Program. For 2013, we have allocated $27 million for AHP and $15 million for DPP. We continue to encourage members to take advantage of the Bank's community investment products to assist in satisfying Community Reinvestment Act and other community investment objectives.

•	We remain in compliance with all of our regulatory capital requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Summary and Outlook

Our overarching goal is to build a member-focused Bank: one that delivers the products and services that members need to effectively manage their organizations and offer competitive products to their communities. To succeed, we believe that we need to remain financially strong and profitable while limiting our risks. Our focus is to:

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

Among our key member-focused initiatives in 2013:

•
We realize the Bank must become more nimble in light of an increasingly dynamic economic environment, an important part of which is making it easier for members to access and utilize our products and services. We are working on several initiatives to help achieve this goal.

•	Our Members and Markets team has renewed its efforts to consult with members on how they can use the Bank for primary funding needs as well as for liquidity purposes.

•
Another key initiative is the Community First Fund, which we anticipate will be a large, revolving loan fund (pending final regulator approval) to promote affordable housing and economic development in Illinois and Wisconsin.

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

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

2012 compared to 2011

	2012				2011				Increase (decrease) in net interest due to
For the years ended December 31,	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest		Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and deposit income	$6,377	$10		0.16%	$7,349	$8		0.11%	$(1)	$3	$2
Investments	35,356	1,119		3.16%	38,715	1,240		3.20%	(107)	(14)	(121)
Advances	14,396	241		1.67%	15,925	259		1.63%	(25)	7	(18)
MPF Loans held in portfolio	12,002	546		4.55%	15,778	737		4.67%	(176)	(15)	(191)
Total Interest Income on Assets	68,131	1,916		2.81%	77,767	2,244		2.89%	(309)	(19)	(328)
Deposits	729	—	*	—%	730	—	*	0.02%	—	—	—
Securities sold under agreements to repurchase	31	—		—%	1,172	17		1.45%	(17)	—	(17)
Consolidated obligation discount notes	26,656	307		1.15%	21,061	357		1.70%	95	(145)	(50)
Consolidated obligation bonds	37,329	980		2.63%	50,739	1,276		2.51%	(337)	41	(296)
Mandatorily redeemable capital stock	9	—	*	1.00%	525	—	*	0.10%	(1)	1	—
Subordinated notes	1,000	57		5.70%	1,000	57		5.70%	—	—	—
Total Interest Expense on Liabilities	65,754	1,344		2.04%	75,227	1,707		2.27%	(260)	(103)	(363)
Net yield on interest-earning assets	$68,131	$572		0.84%	$77,767	$537		0.69%	$(49)	$84	$35

*	Less than $1 million

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income changed mainly due to the following:

•
The decline in interest income was more than offset by the reduction in interest expense on our consolidated obligations. We funded more of our balance sheet with consolidated obligation discount notes issued at lower interest rates relative to prior periods. Further, higher priced debt matured and was replaced with funding at lower interest rates.

•
Investment income declined primarily due to the decline in average investment balances as securities matured or paid down, with proceeds primarily being used to pay down our consolidated obligations as well as to repurchase excess capital stock from members. Yields on securities also declined slightly in line with market conditions. As required by the FHFA in connection with the approval of our capital plan, our Board passed a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 22. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we continue to repurchase and redeem of excess capital stock in accordance with our capital plan.

•
Interest income from advances decreased compared to the prior year primarily due to the decline in average outstanding balances as members either prepaid their advance balances or elected not to renew advances that matured during this time. The increased yield on advances partially offset this decline primarily as a result of higher advance prepayment fees of $65 million, net, compared to $23 million a year ago. Members elected to restructure their outstanding advances with us to take advantage of the extended low interest rate environment in 2012. The majority of these restructurings were treated as new advances for accounting purposes and the related prepayment fees were immediately recognized as prepayment fee income in the period of termination.

•
MPF Loans outstanding continue to decrease as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for immaterial amounts of government MPF Loans that primarily support affordable housing. Yields on MPF Loans declined slightly as the higher yield loans in our portfolio are experiencing a higher prepayment rate relative to lower yielding loans. The speed of prepayments on a percentage basis increased in 2012 compared to 2011 as the mortgage market's interest rates declined and the housing market improved, making it more advantageous for borrowers to refinance or sell their properties. When an MPF Loan prepays, any remaining closed basis adjustment related to that loan is immediately recognized and this may cause volatility in interest income as mortgage prepayment activity fluctuates as interest rates rise or fall.

Net interest income was also impacted by fair value and cash flow hedging activity. Specifically, the low interest rate environment continued to result in negative net interest settlements attributable to open derivative hedging activity and the amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. See the tables of Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option starting on page 46 for further details.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2011 compared to 2010

	2011				2010			Increase (decrease) in net interest due to
For the years ended December 31,	Average Balance	Total Interest		Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold and securities purchased under agreements to resell	$7,349	$8		0.11%	$10,056	$19	0.19%	$(5)	$(6)	$(11)
Investments	38,715	1,240		3.20%	36,527	1,277	3.50%	76	(113)	(37)
Advances	15,925	259		1.63%	20,082	516	2.57%	(107)	(150)	(257)
MPF Loans held in portfolio	15,778	737		4.67%	20,942	962	4.59%	(237)	12	(225)
Total Interest Income on Assets	77,767	2,244		2.89%	87,607	2,774	3.17%	(273)	(257)	(530)
Deposits	730	—	*	0.02%	943	1	0.11%	—	(1)	(1)
Securities sold under agreements to repurchase	1,172	17		1.45%	1,200	18	1.50%	—	(1)	(1)
Consolidated obligation discount notes	21,061	357		1.70%	23,142	387	1.67%	(35)	5	(30)
Consolidated obligation bonds	50,739	1,276		2.51%	58,533	1,534	2.62%	(204)	(54)	(258)
Mandatorily redeemable capital stock	525	—	*	0.10%	491	—	—%	—	—	—
Subordinated notes	1,000	57		5.70%	1,000	57	5.70%	—	—	—
Total Interest Expense on Liabilities	75,227	1,707		2.27%	85,309	1,997	2.34%	(239)	(51)	(290)
Net yield on interest-earning assets	$77,767	$537		0.69%	$87,607	$777	0.89%	$(34)	$(206)	$(240)

*	Less than $1 million.

Net interest income throughout 2011 declined compared to 2010, mainly due to the following:

•
Interest income from advances declined as both lending volume and interest rates fell throughout 2011. The decline in volume resulted from a general reduction in demand for advances by members across our district; however, the majority of the reduction in our advances balance resulted from three members who made large advance prepayments or paydowns in 2011. We believe the decline in demand resulted from elevated deposit levels and capital constraints on our members' balance sheets. A decline in interest rates and reduced prepayment fees recognized in 2011 also contributed to the decline in interest income compared to 2010. Though advance prepayments were lower in 2011, we experienced certain members capitalizing on the low interest rate environment by prepaying their higher rate advances and taking out extended duration, lower rate advances. While these transactions did not impact our average balances reported, they impacted the average yield we earned on our advance portfolio.

•
Interest income from MPF Loans continued to decline along with MPF Loans outstanding during 2011 as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for immaterial amounts of MPF Loans to support affordable housing. Yields on MPF Loans did not change significantly.

•
The decline in interest income in 2011 was partially offset by the reduction in interest expense on our consolidated obligations. Higher priced debt matured and was replaced with funding at lower interest rates as we experienced a favorable funding environment in 2011.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

For the years ended December 31,	2012	2011	2010
OTTI impairment charges, credit portion	$(15)	$(68)	$(163)
Trading securities	(43)	(61)	(17)
Sale of available-for-sale securities	—	—	10
Derivatives and hedging activities	(1)	70	52
Instruments held at fair value option	2	(12)	8
Early extinguishment of debt, including $0, $0, and ($17) from debt transferred to other FHLBs	—	(20)	(30)
Other, net
MPF Xtra and other MPF administration fees	17	11	9
All other	5	17	4
Total non-interest gain (loss)	$(35)	$(63)	$(127)

OTTI impairment charges, credit portion

The amount of impairment charges declined as economic conditions generally improved, and thus the significant assumptions we input into our models used to value our securities were relatively consistent for the past three years. If the conditions upon which these assumptions are based had deteriorated further, we may have recorded additional OTTI charges. Although we actively monitor the credit quality of our MBS, it is not possible to predict whether we will have additional OTTI charges in the future. Future OTTI charges will depend on many factors including economic, financial market, and housing market conditions; and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans were to increase, and/or if there is a further decline in residential real estate values, we could experience additional losses on these investment securities. Further, increases in the time period for processing foreclosures and foreclosure delays by several major mortgage servicers may result in loss severities beyond current expectations. See Note 5 - Investment Securities to the financial statements for further details on our OTTI, including the significant inputs used to model our impairment calculations in a base case scenario. Also see Critical Accounting Policies and Estimates on page 65 for a discussion on the sensitivity of OTTI to an adverse case scenario.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option expenses are detailed in the following table:

					Consolidated Obligation
	Advances		Investments	Mortgage Loans	Discount Notes	Bonds	Total
Year ended December 31, 2012
Amortization/accretion of hedging activities	$(10)		$—	$(50)	$(9)	$(32)	$(101)
Net interest settlements [a]	(83)		(132)	(2)	(268)	151	(334)
Total recorded in net interest income	(93)		(132)	(52)	(277)	119	(435)
Fair value hedges	10		—	1	—	(11)	—
Cash flow hedges	—		—	—	3	—	3
Economic hedges	—		—	(19)	6	9	(4)
Total in derivatives & hedging activities	10		—	(18)	9	(2)	(1)
Amounts recorded in non-interest gain (loss) -
Trading securities - hedged	—		(39)	—	—	—	(39)
Instruments held under fair value option	—		—	—	2	—	2
Total net effect of hedging activities	$(83)		$(171)	$(70)	$(266)	$117	$(473)
Trading securities - unhedged			$(4)				$(4)
Year ended December 31, 2011
Amortization/accretion of hedging activities	$(20)		$—	$(51)	$(18)	$(45)	$(134)
Net interest settlements [a]	(142)		(137)	(8)	(312)	295	(304)
Total recorded in net interest income	(162)		(137)	(59)	(330)	250	(438)
Fair value hedges	9		(14)	(5)	—	(9)	(19)
Cash flow hedges	37	[b]	—	—	4	—	41
Economic hedges	(1)		(4)	17	1	35	48
Total in derivatives and hedging activities	45		(18)	12	5	26	70
Amounts recorded in non-interest gain (loss) -
Trading securities - hedged	—		(50)	—	—	—	(50)
Instruments held under fair value option	—		—	—	—	(12)	(12)
Total net effect of hedging activities	$(117)		$(205)	$(47)	$(325)	$264	$(430)
Trading securities - unhedged			$(11)				$(11)
For the year ended December 31, 2010
Amortization/accretion of hedging activities	$(17)		$—	$(38)	$(19)	$(39)	$(113)
Net interest settlements [a]	(226)		(104)	(47)	(323)	360	(340)
Total recorded in net interest income	(243)		(104)	(85)	(342)	321	(453)
Fair value hedges	15		(6)	(3)	—	16	22
Cash flow hedges	—		—	—	5	—	5
Economic hedges	—		(7)	(6)	10	28	25
Total in derivatives & hedging activities	15		(13)	(9)	15	44	52
Amounts recorded in non-interest gain (loss) -
Trading securities - hedged	—		(10)	—	—	—	(10)
Instruments held under fair value option	—		—	—	(1)	9	8
Total net effect of hedging activities	$(228)		$(127)	$(94)	$(328)	$374	$(403)
Trading securities - unhedged			$(7)				$(7)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

[b]
The increase in gains on derivatives and hedging activities related to advance cash flow hedging was due to the immediate recognition of previously deferred hedge adjustments as certain advances were prepaid during the period.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Hedging Activities Recorded as Net Interest Income

•
Net interest income in all three years presented was negatively impacted primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedge relationships.

Hedging Activities Recorded as Derivatives & Hedging Activities

•
We recognized small gains related to hedge ineffectiveness on our discount note cash flow hedge accounting relationships in 2012. In 2011 we had large gains on derivatives and hedging activities related to advance cash flow hedging due to the immediate recognition of previously deferred hedge adjustments as certain advances were prepaid during the period.

•
Economic hedges are hedges that do not qualify for hedge accounting treatment. Historically, we have used a combination of interest rate derivatives and callable consolidated obligation bonds to economically hedge the duration, convexity, and volatility risks associated with a portion of our MPF Loan portfolio. During 2012, we incurred losses on our economic hedges on MPF Loans due to unexercised options that declined in value as they neared maturity. During 2011, interest rates decreased significantly which contributed to a net gain on economic MPF Loan hedges. As long as the MPF portfolio remains a relatively large component of the overall balance sheet, we anticipate fluctuations in hedge gains and losses from period to period.

Hedging Activities Recorded as Trading Securities

•
We use trading securities as part of our overall balance sheet hedging strategy to hedge other assets or liabilities. These trading securities were acquired at a premium and thus for all three years presented we recorded losses. As these trading securities are expected to continue to approach par value over time and the related premiums are expected to continue to be recognized as losses as part of the change in fair value until maturity or sale of the securities.

Instruments Held Under Fair Value Option

•
We elected the fair value option for a portion of our advances, and consolidated obligations (bonds and discount notes) to economically hedge the interest rate risk associated with these instruments. Although there was little impact in 2012, we incurred some net losses on consolidated obligation bonds in 2011, caused primarily by a drop in interest rates on longer termed bonds. In 2010 we experienced a slight gain when rates rose slightly.

Extinguishment of Debt

We did not incur any gains or losses on debt extinguishment during 2012. However, we did incur extinguishment losses in 2011 and 2010. Our rationale behind these extinguishments was to strengthen our net interest income in subsequent reporting periods by reducing a portion of our existing high cost debt. The 2011 and 2010 extinguishments were funded with excess cash received from interest earning assets that had matured or had been prepaid and were not replaced.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Xtra and other MPF administration fees

This line item represents fees earned from administering mortgage loans not reported on our statements of condition. It includes fees we receive from other FHLBs and Fannie Mae to administer their MPF Loans. There are now five FHLBs out of 12 participating in the MPF Xtra product as of December 31, 2012. We have processed through our systems $6.9 billion of MPF Xtra loans for the year 2012, compared to $2.8 billion for 2011, $3.4 billion for 2010, and $16.6 billion since inception of MPF Xtra in September 2008.

Due to the deferred nature of the recognition of these fees, recorded income is up slightly over prior periods. As of December 31, 2012, we had deferred MPF Xtra fees of $26 million compared to $16 million at December 31, 2011. We defer MPF Xtra fees and then recognize them on a straight line basis over the contractual life of the loans. Total MPF Xtra loans outstanding as of December 31, 2012, were $11.3 billion compared to $7.2 billion at December 31, 2011.

We continue to see more members participating in MPF Xtra. A total of 553 PFIs have now been approved and executed MPF Xtra master commitments as of December 31, 2012, compared to 443 PFIs as of December 31, 2011, of which 378 PFIs have funded and delivered MPF Xtra loans compared to 321 PFIs, as of those dates.

Private-label MBS Dispute Settlement

In July of 2011, we reached a settlement in connection with a dispute related to certain of our private-label MBS. The settlement was reached with a third party that was not a defendant in the private label MBS litigation we filed in October, 2010. We received and recognized into other income the total settlement amount of $14.5 million in the third quarter of 2011.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

For the years ended December 31,	2012	2011	2010
Compensation and benefits, excluding pension plan	$54	$52	$51
Pension plan expense	—	7	15
Compensation and benefits	$54	$59	$66
Other operating expenses	37	35	39
FHFA	7	11	4
Office of Finance	4	4	4
Other community investment	—	50	—
MPF administration expense	7	6	6
Real estate owned (REO) losses and expenses, net	2	14	10
Other	—	5	2
Total non-interest expense	$111	$184	$131

Compensation and benefits decreased over the three year period primarily due to reduced pension costs. Pension cost is a function of, among other things, the interest rate used to discount future pension obligations to a present value. The Moving Ahead for Progress in the 21st Century Act (MAP-21), which was enacted in July 2012, contained provisions that stabilize the interest rates used to calculate required pension contributions. Current historically low interest rates resulted in significant increases to required pension contributions prior to MAP-21. The pension provisions of MAP-21 Act increased our plan's funded status, which eliminated our required pension contribution in 2012. We anticipate that our overfunded status may also remain during 2013 before pension costs begin to increase again. In 2011 the pension plan required lower funding resulting from improved market performance of the multi-employer plan's assets compared to 2010. In addition to the MAP-21 effects above, pension expense is heavily dependent on changes in interest rates and market returns and can fluctuate from period to period. For further details on our pension and other post retirement plans, see Note 17 - Employee Retirement Plans to the financial statements.

Compensation and benefit costs exclusive of pension plan expense increased in line with inflation and our employee headcount, which was 329, 296, and 300 at December 31, 2012, 2011, and 2010.

Our share of costs to fund the operations of the FHFA were higher in 2011 due to increased operating expenses that the FHFA incurred, and a one-time allocation adjustment of $2 million in the first quarter of 2011.

Other community investment is a result of our Board of Directors approving a plan in December, 2011 to supplement our current affordable housing and community investment programs with $50 million in additional funds to promote affordable housing and economic development within our district, see Executive Summary on page 40.

We experienced a significant decline in REO losses in 2012 as housing prices started to improve. However, if a distressed market for REO sales recurs, volatility in REO losses may continue for the near future.

The increase in other non-interest expenses in 2011 consists primarily of legal fees recognized in July of 2011 when we reached a settlement in connection with a dispute related to certain of our private-label MBS. The settlement received was recorded in non-interest gain (loss).

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Assessments

For the years ending December 31,	2012	2011	2010
Affordable Housing Program	$42	$30	$41
Resolution Funding Corporation	—	17	91
Total assessments	$42	$47	$132

Effective with our expense recorded in the second quarter of 2011, we satisfied the outstanding obligation to the Resolution Funding Corporation (REFCORP) as discussed in Note 12 - Assessments to the financial statements. Starting with the third quarter of 2011, we now allocate a portion of our earnings historically paid to satisfy our REFCORP obligation to a separate restricted retained earnings account. See Joint Capital Enhancement Agreement in Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).
We continue to fund the Affordable Housing Program (AHP) program at a calculated rate of 10% percent of income before assessments. Since the 10% AHP rate was previously calculated after the assessment for REFCORP which is no longer being assessed, the effective rate assessed to AHP will be slightly higher going forward.

Other Comprehensive Income

For the year ended December 31, 2012, total other comprehensive income was $538 million. This was primarily due to the ongoing trend of unrealized gains on our available-for-sale securities that began in 2011 and has continued in 2012. These unrealized gains resulted from a market rally and tightening of MBS and ABS spreads. These gains only would be realized in earnings if we had sold the securities. If we hold the securities to maturity, these unrealized gains would ultimately reverse to zero at maturity, with corresponding losses in other comprehensive income.

Other comprehensive income on held-to-maturity securities was $85 million in 2012. This was primarily due to accretion of non-credit OTTI back to the held-to-maturity asset. When these securities were initially impaired, we recorded the non-credit related portion as losses in other comprehensive income. We expect these losses to continue to reverse as gains as the securities near maturity.

Unrealized losses from primarily cash flow hedges on our discount notes continued in 2012, but were significantly less than 2011 as short term rates have stabilized in 2012 compared to the decline in interest rates during 2011.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	December 31, 2012	December 31, 2011
Cash and due from banks	$3,564	$1,002
Federal Funds sold and securities purchased under agreement to resell	6,500	1,775
Investment securities	34,250	38,728
Advances	14,530	15,291
MPF Loans held in portfolio, net	10,432	14,118
Other	308	341
Total assets	$69,584	$71,255

Consolidated obligation discount notes	$31,260	$25,404
Consolidated obligation bonds	32,569	39,880
Subordinated notes	1,000	1,000
Other	1,307	1,679
Total liabilities	66,136	67,963
Capital stock	1,650	2,402
Total retained earnings	1,691	1,321
Accumulated other comprehensive income (loss)	107	(431)
Total capital	3,448	3,292
Total liabilities and capital	$69,584	$71,255

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

Overnight rates for Federal Funds sold and securities purchased under agreements to resell have remained low. In addition, the European sovereign debt crisis has caused us to reduce our exposure to certain counterparties, see Short-Term Investments Unsecured Credit Exposure on page 70 for further details.

Investment Securities
Investment securities declined as securities matured or paid down and the proceeds were primarily used to pay down consolidated obligations or redeem a portion of our excess capital stock.
As required by the FHFA in connection with the approval of our capital plan, our Board passed a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 22. We expect our investment portfolio to continue to decline over time as a result of this limitation.

Advances

Advances have declined as members continue to report to us that they have sufficient levels of liquidity and funds through deposits or have shrunk their balance sheets to improve their capital positions. One of our largest members paid down $866 million in outstanding advances during 2012.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers:

	As of December 31, 2012
BMO Harris Bank N.A.	$2,375	17%
Associated Bank, National Association	1,925	13%
State Farm Bank, F.S.B	1,800	13%
Cole Taylor Bank	1,265	9%
Bankers Life and Casualty Company	750	5%
All other borrowers	6,225	43%
Total par value	$14,340	100%

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2012	December 31, 2011
Members
Commercial banks	$9,634	$10,395
Thrifts	3,312	3,463
Credit unions	353	360
Insurance companies	967	819
Community Development Financial Institutions	1	—
Members total	14,267	15,037
Former members and Housing Associates	73	53
Total at par	14,340	15,090
Hedging and fair value option adjustments	190	201
Balance on the statements of condition	$14,530	$15,291

MPF Loans Held in Portfolio, net

MPF Loans on our balance sheet are predominantly single-family residences. MPF Loans outstanding continue to decrease as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for immaterial amounts of government MPF Loans that primarily support affordable housing. Thus, the rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages. The speed of prepayments on a percentage basis increased in 2012 compared to 2011 as the mortgage market's interest rates declined and the housing market improved, making it more advantageous for borrowers to refinance or sell their properties. Should market mortgage rates rise in future periods, we could expect prepayment rates to decline. Should rates fall further, additional prepayments may occur. If an MPF Loan prepays, any remaining hedging adjustments related to that loan are immediately recognized. This may cause volatility in interest income as mortgage prepayment activity fluctuates as interest rates rise or fall. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate movement.

The following table summarizes information related to our net premium and hedge accounting basis adjustments on MPF Loans.

For the years ended December 31,	2012	2011	2010
Net premium amortization	$13	$19	$29
Net amortization of closed basis adjustments	50	51	38
As of December 31,	2012	2011
Net premium balance on MPF Loans	$38	$50
Cumulative basis adjustments on MPF Loans [a]	—	40
Cumulative basis adjustments closed portion	97	105
MPF Loans, unpaid principal balance	10,340	13,965
Premium balance as a percent of MPF Loans	0.36%	0.36%

[a]	Includes hedge accounting adjustments in hedge relationships that were still outstanding and loan commitment basis adjustments. All open hedges on the MPF Portfolio were closed during 2012.

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

Because Federal Funds sold are unsecured, our current policy and FHFA regulations restrict these investments to short maturities and eligible counterparties as discussed in Short-Term Investments Unsecured Credit Exposure on page 70.  We are currently transacting in overnight Federal Funds only, although we had no outstanding balance at December 31, 2012.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.

We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See Credit Risk - Investments on page 70 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity include trading securities, maturing advances, and the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures

We use three different measures of liquidity as follows:

Overnight Liquidity - During 2012, our Asset/Liability Management Policy (ALM Policy) required us to maintain overnight liquid assets at least equal to 3.5% of total assets, a level which may be revised by our Asset/Liability Committee. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, and paydowns of advances and MPF Loans with one day to maturity. As of December 31, 2012, our overnight liquidity was $11.6 billion, or 17% of assets, giving us excess overnight liquidity of $9.2 billion.

Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2012, we had excess liquidity of $23.7 billion to support member deposits.

Contingency Liquidity - FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a NRSRO. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $27.1 billion as of December 31, 2012.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we can not access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we can not access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. We may fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see Risk Factors on page 22.

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

Funding

Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the year ended December 31, 2012, net cash provided by (used in) by operating activities was $287 million. The majority of cash flows from operating activities is driven by our net interest income, which is the primary driver of our net income, adjusted for non-cash adjustments, primarily the gains (losses) due to change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances and MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the year ended December 31, 2012, net cash provided by (used in) by investing activities was $4.8 billion. This primarily resulted from principal collected on advances and MPF Loans, and proceeds from the maturities, sales, and paydowns of investment securities.  Partially offsetting these cash inflows were purchases of investment securities. Advances issued and principal collected on advances significantly increased during 2012 primarily as a result of a $125 million increase in volume for both the advances issued and the principal collected on advances attributable to fixed rate short-term repurchase advances, which have a tenor ranging from one day to twenty-seven days.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the year ended December 31, 2012, net cash provided by (used in) in our financing activities was $(2.5) billion. This was primarily driven by net pay downs of our consolidated obligations and repurchase or redemption of our capital stock.

The following presents our net cash flow issuances (redemptions) by type of consolidated obligations:

For the year ended December 31,	2012	2011	2010
Net discount note	$5,855	$6,989	$(3,716)
Net bond	(7,312)	(18,320)	(511)
Total consolidated obligations	$(1,457)	$(11,331)	$(4,227)

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

Conditions in Financial Markets

The U.S. economy began the year of 2012 showing signs of improvement. However, during the second quarter, U.S. GDP growth prospects dimmed and instability in Europe threatened the global economy.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The Federal Reserve responded with a series of unconventional monetary policies intended to spur growth and employment. During the Federal Open Market Committee (FOMC) meeting in September, the Federal Reserve extended its guidance that the Federal Funds rate would remain at exceptionally low levels through mid-2015, later predicating that a future increase in the Federal Funds rate would depend in part on having an unemployment rate of less than 6.5%. The Federal Reserve also expanded its quantitative easing programs. At the June FOMC meeting the Federal Reserve announced that it would extend the program commonly referred to as “Operation Twist”, whereby it purchases Treasury securities with remaining maturities of 6 to 30 years and sells or redeems Treasury Securities maturing in approximately 3 years. At the September FOMC meeting the Federal Reserve acted again by announcing the program commonly referred to as “Quantitative Easing 3”, whereby it purchases mortgage-backed securities on a monthly basis. At the December FOMC meeting the Federal Reserve replaced the maturing “Operation Twist” program with outright purchases of Treasury securities.

U.S. political events threatened to destabilize the U.S. economy beginning in the fourth quarter, with particular focus on the so-called “fiscal cliff,” a combination of tax increases and automatic spending reductions scheduled to become effective at the end of 2012. Further, the U.S. Treasury projected that the statutory “debt ceiling” limit on the total amount of U.S. debt would be reached as early as the end of February. Legislation was enacted in January 2013 that averted the tax increase portion of the “fiscal cliff” for taxpayers with incomes under $400,000 and temporarily raised the statutory debt limit, putting off that discussion for several more months.  However, Congress has not yet addressed the automatic spending reductions that have taken effect at the beginning of March. It is unclear whether or how the Administration and Congress might alter these provisions.

As we monitored the volatile political and economic climate at the end of 2012, we increased our liquidity position in an effort to protect the cooperative against potential short-term future funding challenges. However, conditions so far have not had a material impact on our ability to issue debt at favorable rates. To the extent that continuing Congressional debate about spending cuts, deficit reduction and the statutory debt limit adversely affect the financial markets, FHLB funding levels and costs may be impacted. The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	2012			2011
Par values as of December 31,	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$471,567	$216,335	$687,902	$501,693	$190,175	$691,868
FHLB Chicago as primary obligor	$32,659	$31,269	$63,928	$39,964	$25,411	$65,375
As a percent of the FHLB System	7%	14%	9%	8%	13%	9%

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2012, our consolidated obligations were rated AA+/Aaa (with a negative outlook) by S&P and Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

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

	Discount Notes (carrying value)			Short-Term Consolidated Obligation Bonds (par value)
As of or for the year ended December 31,	2012	2011	2010	2012	2011	2010
Outstanding at period end	$31,260	$25,411	$18,432	$1,250	$485	$2,040
Weighted average rate at period-end	0.13%	0.05%	0.15%	0.19%	0.17%	0.42%
Daily average outstanding for the year-to-date period	$26,656	$21,061	$23,142	$823	$997	$3,204
Weighted average rate for the year-to-date period [a]	0.11%	0.13%	0.19%	0.20%	0.36%	0.44%
Highest outstanding at any month-end during the year-to-date period	$31,260	$26,465	$28,815	$1,250	$1,740	$5,815

[a]	Excludes hedging adjustments.

We comply with FHFA regulations that require we maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of our consolidated obligations outstanding:

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

At December 31, 2012, we had eligible assets free from pledges of $69.4 billion, compared to our outstanding consolidated obligations of $63.8 billion.

The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides us with information on capital market developments, manages our relationship with ratings agencies with respect to consolidated obligations, and prepares the FHLBs' combined quarterly and annual financial statements. In September 2012, the Office of Finance revised its methodology for the allocation of the proceeds from the issuance of consolidated obligations that cannot be issued in sufficient amounts to satisfy all FHLB demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBs based on regulatory capital unless the Office of Finance determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of disruption in our ability to access the capital market, market conditions or this allocation could adversely impact our ability to finance our operations, which could thereby adversely impact our financial condition and results of operations.

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

Although we issue fixed-rate bullet and callable bonds, we may also issue bonds that have adjustable rates, step-up rates that step-up or increase at fixed amounts on predetermined dates, zero-coupons, and other types of rates. See Note 11 - Consolidated Obligations for details. Bonds are issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling groups.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Subordinated Notes

Under the FHLB Act, no FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, on June 13, 2006, we issued $1 billion of subordinated notes which mature on June 13, 2016.  The subordinated notes were rated Aa2 by Moody's and AA- by S&P at the time of issuance. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any of the FHLBs other than us. See Note 13 - Subordinated Notes to the financial statements for further details.

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

The table below presents average deposit balances and the rate paid for the past three years:

For the years ended December 31,	2012		2011		2010
Average outstanding interest bearing	$728		$730		$942
Average outstanding non-interest bearing	106		103		155
Interest expense	—	*	—	*	1
Weighted average rate interest bearing	0.01%		0.02%		0.11%

*	Less than $1 million

Capital Resources

Capital Rules

Prior to implementing our new capital plan, our members were required to purchase capital stock pursuant to the FHLB Act as further discussed in Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

On January 1, 2012, we implemented our new capital plan, under which our stock consists of two sub-classes of stock, Class B-1 stock and Class B-2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Most of the outstanding shares of our existing stock were automatically exchanged for Class B-2 stock on January 1, 2012. “Activity-based” stock purchased since July 23, 2008, was converted to Class B-1 stock to the extent it exceeded a member's capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008, plus any required increase related to the annual membership stock recalculations).

Our capital plan provides that any member could opt out of the conversion and have its existing capital stock redeemed. We did not receive any requests from current members to opt out of the conversion process. However, with the approval of the FHFA, we repurchased capital stock held by former members that was not required to support outstanding obligations prior to our conversion to a new capital structure as discussed in Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Our capital plan requires each member to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. A member's membership stock requirement is equal to the greater of 1.0% of the member's mortgage assets or $10,000, subject to a cap equal to 9.9% of our total capital stock outstanding as of the prior December 31. Each member must satisfy its membership stock requirement with Class B-2 stock. We may adjust the membership stock requirement for all members within a range of 0.5% to 2.0% of a member's mortgage assets. Each member's activity stock requirement is equal to 5.0% of the member's outstanding advances. We may adjust the activity stock requirement for all members within a range of 4.0% to 6.0% of the member's outstanding advances. Class B-1 stock is available for purchase only to support a member's activity stock requirement. Class B-2 stock is available to be purchased to support a member's membership stock requirement and any activity stock requirement. Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement will apply on a continuing basis.

We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum investment requirement, and we remain in compliance with our regulatory capital requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Minimum Capital Requirements

After implementing our capital plan, we are subject by regulation to the following three capital requirements:

•	total regulatory capital ratio;

•	leverage capital ratio; and

•	risk-based capital.

For tables showing our compliance with the total capital ratio and leverage capital ratio as well as further details on all of our capital requirements, see Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

Under the risk-based capital requirement, we must maintain permanent capital equal to the sum of our (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement, as outlined below:

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

•	Operations Risk Capital Requirement. The operations risk capital requirement is 30% of the sum of our (a) credit risk capital requirement and (b) market risk capital requirement.

December 31, 2012
Capital stock	$1,650
Capital stock classified as MRCS	6
Total retained earnings	1,691
Total permanent capital	$3,347

Credit risk capital	$1,172
Market risk capital	16
Operations risk capital	357
Total risk based capital requirement	$1,545

Excess permanent capital stock over risk based capital requirement	$1,802

In addition, under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we were adequately capitalized.

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

As of December 31, 2012	Capital Stock			MRCS
BMO Harris Bank N.A.	$225	[a]	14%	$—
The Northern Trust Company	135		8%	—
Associated Bank, N.A.	96		6%	—
State Farm Bank, F.S.B.	90		5%	—
Cole Taylor Bank	63		4%	—
All other members	1,041		63%	6
Total	$1,650		100%	$6

	December 31, 2012		December 31, 2011
Capital stock	$1,650		$2,402
Total retained earnings	1,691		1,321
Total permanent capital	3,341		3,723
Accumulated other comprehensive income (loss)	107		(431)
Total GAAP capital	$3,448		$3,292

Capital Stock	$1,650		$2,402
MRCS	6		4
Designated Amount of subordinated notes [b]	—		800
Total retained earnings	1,691		1,321
Regulatory capital plus Designated Amount of subordinated notes	$3,347		$4,527

Excess capital stock	$206		$1,064

[a]
On July 5, 2011, M&I Marshall & Ilsley Bank merged into Harris National Association and the name was changed to BMO Harris Bank N. A. This was an in-district merger, and no stock was reclassified to MRCS.

[b]	See Note 13 - Subordinated Notes to the financial statements.

Components of total GAAP capital changed for the following reasons:

•	Capital stock decreased primarily due to our repurchase of $886 million of member excess capital stock.

•
We added 15 new members in 2012 which represented about $20 million of new capital funding. In 2012, we issued $191 million of capital stock primarily representing stock purchase requirements for advances.

•	Total retained earnings increased $370 million due to our net income of $375 million less dividends paid of $5 million.

•	Our AOCI improved from a loss of $431 million in 2011 to a gain of $107 million in 2012 due to several factors. For details see Other Comprehensive Income on page 50.

Repurchase of Excess Capital Stock

Our plan for repurchasing the excess capital stock of current members over a period of time (Repurchase Plan), which we implemented in connection with our new capital plan, terminated by its terms in May 2012. However, pursuant to a resolution adopted by our Board of Directors as discussed in Note 14 - Regulatory Actions, we continue to repurchase excess capital held by members on a quarterly basis if we maintain compliance with the following financial and capital thresholds set forth in the Repurchase Plan:

•	The ratio of our total capital to total assets is greater than or equal to 4.25%;

•	Our ratio of the Bank's market value of equity to book value of equity is at least 85% on a U.S. GAAP basis;

•	Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Rules on page 58 and Minimum Capital Requirements on page 59;

•	Compliance with all of our minimum capital requirements;

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•	Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most recent expected case income projections; and

•	Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed below in Joint Capital Enhancement Agreement with other FHLBs.

Pursuant to the Repurchase Plan and Board resolution, we repurchased excess capital stock from members totaling $886 million during 2012 and an additional $100 million in February 2013. For further discussion, see Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Retained Earnings & Dividends

Dividend Payments

FHFA rules state that FHLBs may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. Under our capital plan, any dividend declared on Class B-1 shares must be greater than or equal to the dividend declared on Class B-2 shares for the same period, and dividends may be paid in the form of cash or stock. Since resuming dividend payments in February 2011, we have paid dividends in cash rather than stock.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. Further, under FHFA regulations, we may not pay any dividends in the form of capital stock if excess stock held by our shareholders is greater than 1% of our total assets or if, after the issuance of such shares, excess stock held by our shareholders would be greater than 1% of our total assets.

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which establishes target retained earnings for the Bank to mitigate several risks and exposures and provide a cushion against the potential for loss that could impact shareholder value. Specifically, the Policy requires us to establish an overall target for retained earnings to take into account the following:

•	estimated credit risk, market risk and operational risk;

•	deterioration in market value when the Bank's market value to book value of equity ratio on a U.S. GAAP basis is less than 100%;

•	hedge accounting and OTTI accounting adjustments to our other comprehensive income that may impact our future net income as the adjustments are amortized over time; and

•	hedging-related accounting adjustments to the book value basis of advances, MPF Loan portfolio and consolidated obligations that may impact our net income as they are amortized.

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

As discussed in Note 14 - Regulatory Actions to the financial statements, dividends paid for any given quarter of 2013 must not exceed the following rates on an annualized basis: (1) the average of three-month LIBOR plus 350 basis points on Class B-1 capital stock, and (2) the average of three-month LIBOR plus 100 basis points on Class B-2 capital stock. The Board has also resolved that payment of any dividend shall not result in our retained earnings falling below the level of retained earnings at the previous year-end. Our Board may not pay dividends above these limits or otherwise modify or terminate this resolution without written consent by the Director of the FHFA. Although we continue to work to build our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results and any other factors the Board determines to be relevant, and be reviewed in accordance with the Board's resolution and our Policy.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Our Board of Directors declared quarterly cash dividends at annualized percentage rates per $100 of par value as presented in the below table based on the previous quarter's earnings. We paid no dividends in 2010.

	2012		2011
Quarter in which dividend was declared	Total Dividends Declared	Percent Annualized Rate	Total Dividends Declared		Percent Annualized Rate
1st quarter	$1	0.10%	$—	*	0.10%
2nd quarter	1	0.25%	1		0.10%
3rd quarter	1	0.30%	1		0.10%
4th quarter	2	0.35%	—	*	0.10%
Total	$5	0.25%	$2		0.10%

*	Less than $1 million.

On January 29, 2013, our Board of Directors also declared a cash dividend at an annualized rate of 0.30% per share, based on our financial results for the fourth quarter of 2012.

Joint Capital Enhancement Agreement with other FHLBs

The 12 FHLBs, including us, entered into a Joint Capital Enhancement Agreement (JCE Agreement) intended to enhance the capital position of each FHLB. The intent of the JCE Agreement is to allocate that portion of each FHLB's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLB.

For more information on the JCE Agreement, see Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Off Balance Sheet Arrangements

We provide members with standby letters of credit for a fee as further discussed in Note 19 - Commitments and Contingencies to the financial statements. If we are required to make a payment for a beneficiary's draw under a letter of credit, these amounts are reimbursed by the member or converted into a collateralized advance to the member. We do not expect to be required to make advances under these outstanding letters of credit and did not have to do so at any point in 2012.

As further discussed in Note 19 - Commitments and Contingencies to the financial statements, we have entered into standby bond purchase agreements with the Illinois and Wisconsin state housing authorities within our two-state district whereby we, for a fee, at the request of the applicable authority, agree to purchase and hold the authority's bonds until the designated remarketing agent can find a suitable investor. However, we were not required to purchase any of these bonds in the years presented.

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

The following table summarizes our contractual payments due by period:

	Contractual Payments Due by Period
As of December 31, 2012	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$7,370	$7,609	$6,779	$10,901	$32,659
Subordinated notes	—	—	1,000	—	1,000
Delivery commitments - MPF Loans and MPF Xtra	497	—	—	—	497
Operating leases	2	2	4	13	21
Capital leases	7	9	—	—	16
Mandatorily redeemable capital stock	—	—	6	—	6
Total contractual cash obligations	$7,876	$7,620	$7,789	$10,914	$34,199

[a]	Total excludes projected contractual interest payments for consolidated obligation bonds of $4.3 billion and for subordinated notes of $197 million.

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

The FHFA, in its discretion, may require us to make principal or interest payments due on any of the FHLBs' consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non-complying FHLB. However, if the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine, even in the absence of a default event by the primary obligor. For additional information regarding consolidated obligations and our joint and several liability, see Note 11 - Consolidated Obligations to the financial statements and Critical Accounting Policies and Estimates below.

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

Under this more stressful scenario, home prices for the vast majority of markets were projected to decline by 3.0% to 7.0% during the fourth quarter of 2012. Beginning January 1, 2013, home prices in these markets were projected to recover using one of four different recovery paths that vary by housing market. The following table presents projected home price recovery ranges by months under the adverse case scenario.

As of December 31, 2012	Recovery Range Annualized %
Months	Low	High
1-6	0.0%	1.9%
7-18	0.0%	2.0%
19-24	0.7%	2.7%
25-30	1.3%	2.7%
31-42	1.3%	3.4%
43-66	1.3%	4.0%
Thereafter	1.5%	3.8%

We recorded no credit-related OTTI charges in the fourth quarter of 2012 under the base case scenario. The following table presents what the impact to net income from credit-related OTTI charges would have been under this adverse scenario based on the classification (prime, Alt-A, or subprime) at the time of origination.

	Adverse Scenario
As of and for the quarter ended December 31, 2012	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	12	$563	$(7)
Alt-A	—	—	—
Subprime	10	141	(4)
Total private-label MBS	22	$704	$(11)

In the preceding table, we classify our private-label MBS as prime, Alt-A, or subprime based upon the nature of the majority of underlying mortgages collateralizing each security using the issuer's classification, or as published by an NRSRO, at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

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

As of December 31, 2012	Unpaid Principal Balance	Prepayment Rate Weighted Average %	Default Rates Weighted Average %	Loss Severity Weighted Average %	Credit Enhancement Weighted Average %
2006	$813	8.0	35.3	41.6	1.0
2004 & prior	20	14.7	8.0	24.7	12.8
Total Prime	833	8.2	34.6	41.2	1.3
2006	694	7.0	50.8	49.6	2.0
2005	32	6.9	45.2	49.8	0.1
2004 & prior	2	10.8	35.2	29.6	26.6
Total Alt-A	728	7.0	50.5	49.5	2.0
2007	10	3.4	69.0	67.9	43.1
2006	890	3.2	73.0	69.3	23.6
2005	58	3.6	67.9	66.1	46.4
2004 & prior	16	6.7	29.3	69.0	40.5
Total Subprime	974	3.3	71.9	69.1	25.4
Total	2,535	6.0	53.5	54.3	10.8
Analyzed by alternative procedures	(2)
Total MBS	$2,533

Supplement to Affordable Housing and Community Investment Programs

As disclosed in Note 12 - Assessments to the financial statements, in December 2011, our Board of Directors approved a plan to supplement our current affordable housing and community investment programs with $50 million in additional funds to promote affordable housing and economic development.  Based on the underlying facts and circumstances known to us when we filed our 2011 Form 10-K, we recognized a one time charge of $50 million in the fourth quarter related to our plan to fund affordable housing and economic development projects.

Subsequent to when we filed our 2011 Form 10-K, we have developed a framework for using these funds as part of a revolving credit program and submitted it to the FHFA for approval. Once a framework is approved by the FHFA, we will review our accounting treatment related to the $50 million charge recorded in 2011.  If the revolving credit structure is approved, we may recognize a $50 million reversal of the previous charge in the period approval is received. This program will be in addition to our other community investment programs.

Estimating Fair Value

See Note 18 - Fair Value Accounting to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

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

•	Examining the underlying inputs and assumptions for a sample of individual securities across asset classes and average life.

•	Identifying stale prices, prices changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate.

•	Performing implied yield analysis to identify anomalies.

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

Allowance for Credit Losses - Conventional MPF Loan Assumptions

We perform periodic reviews of our MPF Loan portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. In this regard, we apply an imprecision factor to our homogeneous pools of conventional MPF Loans when estimating our allowance for credit losses. The margin for imprecision is a factor added to the allowance for credit losses that recognizes the imprecise nature of our measurement process. Our margin of imprecision represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not be captured by our

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

loan loss methodology. It also attempts to adjust our allowance for credit losses for the current economic environment at the statement of condition date and known trends related to credit quality indicators - such as increases in past due, nonaccrual, and impaired MPF Loans. We do not apply an imprecision factor to our MPF Loans that are individually evaluated for impairment. In particular, a level of imprecision is not allocated to specifically identified collateral since the incurred loss represents its fair value less estimated selling costs. In regards to our loan loss modeling, we recognize that there are limitations that may result in the understatement of our allowance for credit losses. Accordingly, we utilize our imprecision factor to capture incurred losses that may not have been captured by our loan loss model. For example, the application of migration analysis and the determination of the historical loss rates are not precise estimates. The actual loss that may occur may be more or less than the estimated loss for a specific MPF Loan. Other inherent losses include, but may not be limited to, concentration risk, small pool risk, and unsecured credit exposure. Refer to the Note 8 - Allowance for Credit Losses to the financial statements for further discussion of our methodology and Credit Risk-MPF Loans section on page 80 for further discussion of our how we monitor, limit and assess credit risk.

Joint and Several Liability

The FHFA, in its discretion, may require us to make principal or interest payments due on any of the FHLBs' consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non-complying FHLB. However, if the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine, even in the absence of a default event by the primary obligor. For additional information regarding consolidated obligations and our joint and several liability, see Note 11 - Consolidated Obligations to the financial statements.

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

We do not believe we need to accrue a liability or disclose that a liability is reasonably possible for our joint and several liability as of December 31, 2012, based on the current status of the payment/performance risk related to our joint and several liability to other FHLBs. In particular, we do not believe information exists that indicates that it is probable a liability for our joint and several liability has been incurred or is reasonably possible of being incurred as of December 31, 2012, for the following reasons:

•	The FHFA Director has not notified us that we would be required to assume or pay the consolidated obligation of another FHLB.

•
We evaluate other FHLB's commitment to make payments by taking into account their ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the operating performance of the FHLB, based on its publicly available filings. Certain FHLBs have recently experienced negative earnings; however such negative earnings do not necessarily translate into an inability to pay their obligations. Specifically, negative earnings resulting from non-cash charges such as other-than-temporary impairment on investment securities are not necessarily indicative of insufficient cash flows from which to pay an FHLB's obligations. See Item 9A. Controls and

Procedures - Consolidated Obligations on page 92.

Overnight Indexed Swaps (OIS)

As of December 31, 2012, we used the LIBOR swap curve to discount cash flows when determining the fair values of our derivative contracts.  However, we determined that most market participants had as of December 31, 2012 begun using the overnight index swap (OIS) curve to value certain collateralized interest rate exchange agreements and, as a result, we performed an analysis of the effect of using the OIS curve to ensure the valuations derived using the LIBOR swap curve were materially consistent with the fair value measurement guidance provided under GAAP.  In this regard, we believe that our LIBOR-based valuations of our derivatives portfolio produced fair values that were materially reflective of exit prices by market participants.  We are currently working to enhance our operational capability of valuing certain collateralized derivatives using an OIS discount curve within our formal internal control environment, and expect to complete this work during 2013.

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
Business Continuity
In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of business interruption. We have transitioned key information systems infrastructure to vendors with reliable and consistent data recovery capabilities as well as more optimal geographic diversity to provide a more resilient technology infrastructure. We are party to a reciprocal arrangement with the FHLB of Dallas to recover operations supporting our banking activities. Both the FHLB of Dallas and our off-site recovery plans are subject to periodic testing.

Credit Risk
Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through:

•	short-term investments unsecured credit exposure;

•	investment securities;

•	member credit products;

•	MPF Loans; and

•	derivatives.
We have established policies and procedures to limit and help monitor our exposures to credit risk. We extend credit to members on a fully secured basis (excluding occasional investments in Federal Funds sold with our members as discussed below in Short-Term Investments Unsecured Credit Exposure) and are subject to regulatory limits on the amount of credit that we may extend as well as on the types of underlying collateral that we may accept. We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties associated with Federal Funds sold, commercial paper and derivatives activity, which are based in part on our total regulatory capital. We are authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital stock, and retained earnings.

We track total credit risk with our members, including credit risk on advances plus risks in any of the other categories as described above. As of December 31, 2012, we had total credit risk concentrated with three members with 10% or more of our total member credit outstanding; Associated Bank, N.A. at 16%, BMO Harris Bank N.A.at 15%, and State Farm Bank, F.S.B. at 11%.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investments

See Other Business Activities - Investments on page 12 for an introduction into our investments.

Short-Term Investments Unsecured Credit Exposure

We maintain a short-term investment portfolio to provide funds to meet the credit needs of our members and to maintain liquidity. See Liquidity on page 53 for a discussion of our liquidity management.

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

In addition, our non-member counterparties must have a rating from an NRSRO of at least Baa or BBB in order to be eligible for an unsecured credit line. Our members who are FDIC-insured financial institutions discussed in (iii) above are eligible Federal Funds counterparties, although our members do not have to meet the NRSRO ratings requirement in order to be eligible for an unsecured credit line. While from time to time we may enter into Federal Funds transactions with our members that meet the qualifications outlined above, the majority of our Federal Funds transactions tend to be with non-member counterparties. As of December 31, 2012, we had no Federal Funds outstanding with members or nonmembers.

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

FHFA regulations also permit us to extend additional unsecured credit for overnight extensions of credit and for sales of Federal Funds subject to continuing contracts that renew automatically. Our total unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. We were in compliance with the regulatory limits established for our unsecured credit as of and for the periods presented.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Unsecured credit exposures to U.S. branches or agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the periods presented.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2012 we had no outstanding unsecured credit risk exposure. For the year ended December 31, 2012, our average daily balance in unsecured Federal Funds sold was $2.1 billion. We did not incur any credit losses on our unsecured credit risk exposures during 2012.

Investment Securities

In the following tables, we classify our private-label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security based on the issuer's classification, or as published by an NRSRO, at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

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

In 2011, S&P downgraded the U.S. long-term sovereign rating from AAA to AA+ with a negative outlook, while Moody's confirmed its Aaa U.S. Government bond rating, but with a negative outlook. These actions impacted the bond ratings of certain government backed or insured securities, including those of the GSEs as well as the FFELP ABS, which we currently hold in our investment portfolio.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The carrying values of our investments are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Carrying Value
As of December 31, 2012
Investment securities-
U.S, Government & other governmental related	$—	$4,347	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4,347
State or local housing agency	—	24	—	—	—	—	—	—	—	—	—	24
FFELP ABS	25	7,428	—	—	—	—	—	—	—	—	—	7,453
MBS:
GSE residential	—	16,630	—	—	—	—	—	—	—	—	—	16,630
Government-guaranteed residential	—	4,293	—	—	—	—	—	—	—	—	—	4,293
Private-label MBS residential	13	5	90	25	6	75	217	257	147	665	3	1,503
Total investment securities	38	32,727	90	25	6	75	217	257	147	665	3	34,250
Securities purchased under agreements to resell	—	1,450	4,100	—	—	—	—	—	—	—	950	6,500
Total carrying value of investments	$38	$34,177	$4,190	$25	$6	$75	$217	$257	$147	$665	$953	$40,750
As of December 31, 2011
Investment securities-
U.S. Government & other governmental related	$—	$6,311	$—	$—	$—	$—	$—	$—	$—	$—	$—	$6,311
State or local housing agency	—	27	—	—	—	—	—	—	—	—	—	27
FFELP ABS	1,340	6,819	—	—	—	—	—	—	—	—	—	8,159
MBS:
GSE residential	—	18,088	—	—	—	—	—	—	—	—	—	18,088
Government-guaranteed residential	—	4,378	—	—	—	—	—	—	—	—	—	4,378
Private-label MBS residential	136	19	9	19	96	35	286	449	522	191	3	1,765
Total investment securities	1,476	35,642	9	19	96	35	286	449	522	191	3	38,728
Federal Funds sold	—	950	—	—	—	—	—	—	—	—	—	950
Securities purchased under agreements to resell	—	200	625	—	—	—	—	—	—	—	—	825
Total carrying value of investments	$1,476	$36,792	$634	$19	$96	$35	$286	$449	$522	$191	$3	$40,503

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investment securities issuer concentration

The following table summarizes our investment securities by issuer with a carrying value exceeding 10% of our stockholders' equity:

Issuer as of December 31, 2012	Carrying Value	Fair Market Value
Fannie Mae	$13,708	$13,995
Ginnie Mae	4,049	4,105
Freddie Mac	3,352	3,441
Small Business Administration	3,158	3,197
SLM Student Loan Trust SLMA 2009-1 A	1,910	1,910
SLM Student Loan Trust SLMA 2009-2 A	1,568	1,568
SLCLT 2009-1 Student Loan ABS	1,498	1,498
SLM Student Loan Trust SLMA 2009-1 A1	1,109	1,109
SLC 2009-3 Student Loan ABS	1,079	1,079
U.S. Treasury	654	654
All Others	2,165	2,609
Total Investment securities	$34,250	$35,165
Categorized as:
Trading securities	$1,229	$1,229
Available-for-sale securities	23,454	23,454
Held-to-maturity securities	9,567	10,482

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Aging and carrying values

The following table presents the aging of our investments for the current year, as well as the carrying values for the previous two years. It also discloses the yields by aging categories for the current year.

As of December 31,	2012					2011	2010
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Carrying Value	Carrying Value	Carrying Value
Trading
U.S. Government & other governmental related	$1,106	$—	$—	$—	$1,106	$2,737	$1,337
MBS:
GSE residential	—	6	—	114	120	195	312
Government guaranteed residential	—	—	—	3	3	3	3
Total trading securities	1,106	6	—	117	1,229	2,935	1,652
Yield on trading securities	1.83%	5.05%	—%	4.46%	2.08%	0.52%	2.28%
AFS
U.S. Government & other governmental related	—	111	115	528	754	1,001	1,108
FFELP ABS	—	14	34	7,405	7,453	8,159	8,799
MBS:
GSE residential	—	862	11,105	261	12,228	12,132	11,644
Government-guaranteed residential	—	—	—	2,950	2,950	2,961	2,940
Private-label residential	—	—	—	69	69	63	76
Total AFS securities	—	987	11,254	11,213	23,454	24,316	24,567
Yield on AFS securities	—%	3.71%	4.39%	4.13%	4.23%	4.21%	4.74%
HTM
U.S. Government & other governmental related	766	58	483	1,180	2,487	2,573	1,758
State or local housing agency obligations	—	—	10	14	24	27	37
MBS:
GSE residential	—	106	1,543	2,633	4,282	5,761	7,464
Government-guaranteed residential	—	—	244	1,096	1,340	1,414	1,484
Private-label residential	—	1	1	1,432	1,434	1,702	1,985
Private-label commercial	—	—	—	—	—	—	49
Total HTM securities	766	165	2,281	6,355	9,567	11,477	12,777
Yield on HTM securities	0.71%	3.10%	3.44%	3.67%	3.40%	3.64%	4.24%
Total investment securities	1,872	1,158	13,535	17,685	34,250	38,728	38,996

Federal Funds sold	—	—	—	—	—	950	3,018
Securities purchased under agreements to resell	6,500	—	—	—	6,500	825	4,225
Total investments	$8,372	$1,158	$13,535	$17,685	$40,750	$40,503	$46,239

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Mortgage Backed Securities

The following three tables present the unpaid principal balance and credit ratings of our private-label residential MBS by vintage year of issuance and by Prime, Alt-A, and Subprime as designated at time of issuance. Except for an immaterial amount of fixed rate, these MBS are all variable rate securities.

At December 31, 2012, 36% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

Private-label MBS Prime	Vintage Year of Issue
As of December 31, 2012	2006	2005	2004 and Prior	Total
AAA	$—	$—	$13	$13
AA	—	—	3	3
A	—	—	87	87
BBB	—	—	11	11
Below investment grade	1,325	30	—	1,355
Unrated	—	—	—	—
Total unpaid principal balance	$1,325	$30	$114	$1,469
Amortized cost	$1,027	$23	$115	$1,165
Gross unrealized losses (incl. non-credit OTTI)	(266)	(4)	(1)	(271)
Gross unrealized gains	238	1	6	245
Fair value	$999	$20	$120	$1,139
For the year ended December 31, 2012
Total OTTI	$—	$—	$—	$—
Net non-credit portion reclassified to (from) statements of comprehensive income	(15)	—	—	(15)
Net OTTI, credit portion	$(15)	$—	$—	$(15)
Weighted average percentage fair value to unpaid principal balance	75.4%	67.1%	105.4%	77.5%
Original weighted average credit support	11.8%	14.2%	3.6%	11.2%
Current weighted average credit support	1.0%	—%	9.5%	1.7%
Weighted average collateral delinquency	19.4%	21.1%	3.9%	18.2%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Alt-A	Vintage Year of Issue
As of December 31, 2012	2006	2004 and Prior	Total
BBB	—	1	1
Below investment grade	119	1	120
Total unpaid principal balance	$119	$2	$121
Amortized cost	$76	$2	$78
Gross unrealized losses (incl. non-credit OTTI)	(9)	—	(9)
Gross unrealized gains	—	—	—
Fair value	$67	$2	$69
For the year ended December 31, 2012
Total OTTI	$—	$—	$—
Net non-credit portion reclassified to (from) statements of comprehensive income	—	—	—
Net OTTI, credit portion	$—	$—	$—
Weighted average percentage fair value to unpaid principal balance	55.9%	78.8%	57.0%
Original weighted average credit support	17.9%	7.0%	17.8%
Current weighted average credit support	—%	21.7%	0.3%
Weighted average collateral delinquency	37.2%	17.7%	36.9%

Private-label MBS Subprime	Vintage Year of Issue
As of December 31, 2012	2007	2006	2005	2004 and Prior	Total
AA	—	—	—	2	2
A	—	—	—	3	3
BBB	—	9	2	3	14
Below investment grade	10	844	54	13	921
Unrated	—	—	—	3	3
Total unpaid principal balance	$10	$853	$56	$24	$943
Amortized cost	$10	$570	$50	$20	$650
Gross unrealized losses (incl. non-credit OTTI)	(1)	(109)	(4)	(2)	(116)
Gross unrealized gains	—	99	2	2	103
Fair value	$9	$560	$48	$20	$637
For the year ended December 31, 2012
Total OTTI	$—	$—	$(2)	$—	$(2)
Net non-credit portion reclassified to (from) statements of comprehensive income	—	—	2	—	2
Net OTTI, credit portion	$—	$—	$—	$—	$—
Weighted average percentage fair value to unpaid principal balance	93.2%	65.6%	86.2%	82.3%	67.6%
Original weighted average credit support	23.0%	22.9%	22.2%	42.0%	23.3%
Current weighted average credit support	43.5%	22.5%	46.2%	41.2%	24.6%
Weighted average collateral delinquency	39.7%	41.4%	37.7%	19.4%	40.6%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes the unpaid principal balance of our private-label MBS categories by interest rate type. The determination of fixed or variable rate is based upon the contractual coupon of the security.

	December 31, 2012			December 31, 2011
Unpaid Principal Balance as of	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS -
Prime	$1	$1,468	$1,469	$2	$1,728	$1,730
Alt-A	—	121	121	—	138	138
Subprime	—	943	943	—	1,080	1,080
Total Private label MBS -	$1	$2,532	$2,533	$2	$2,946	$2,948

The following table presents the components of amortized cost of our private-label MBS where a life-to-date OTTI credit impairment was taken at some point in time on these securities.

As of December 31, 2012	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private-label MBS	$2,533	$742	$102	$1,893

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Member Credit Products

Collateral arrangements

We intend to manage our credit exposure to credit products through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with what we believe to be conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and FHFA regulations. Specifically, we comply with the FHLB Act, which requires us to obtain sufficient collateral to fully secure credit products. Accordingly, our agreements require that a member provide collateral loan value equal to its credit outstanding (unless we specifically require more for a particular member). The estimated collateral loan value required to secure each member's credit products is calculated for investment securities, by multiplying a percentage margin by the fair value of each investment security; and for loans, by multiplying a percentage margin by the unpaid principal balance of pledged loans, along with any applicable ineligibility discount factor. We accept investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

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

Eligible collateral includes whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the United States government or any of its agencies; MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; FHLB consolidated obligations; cash or deposits; and other real estate related collateral (includes home equity loans and lines of credit and commercial real estate) we deem to be acceptable, provided that it has a readily ascertainable collateral loan value and we can perfect a security interest in the related property.

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

During 2011, we expanded collateral capacity for those members who executed an updated security agreement to expand the scope of our security interest in certain member assets.  We generally require members to pledge collateral under a blanket lien under which our security interest in collateral is automatically released when such collateral is not necessary to secure a member's outstanding credit obligations and the member has sold or otherwise transferred its interest in the collateral.  In some instances we release or subordinate our security interest in collateral not required to support a member's outstanding credit obligations to accommodate members who borrow from the Federal Reserve.

In addition to providing advances, we also offer standby letters of credit to our members and standby bond purchase agreements with state housing authorities within our district, as disclosed in Note 19 - Commitments and Contingencies to the financial statements. To secure letter of credit risks, we require collateral as we do on advances.

Member Credit Risk Ratings

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

	December 31, 2012					December 31, 2011
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	453	87%	$14,573	92%	$36,671	460	85%	$13,306	83%	$30,469
4	26	5%	718	4%	1,255	40	7%	1,280	8%	1,731
5	43	8%	715	4%	1,320	45	8%	1,388	9%	2,225
Other		—		—		1	—%	2	—%	5
Total	522	100%	$16,006	100%	$39,246	546	100%	$15,976	100%	$34,430

The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third party custodian on our behalf. The method by which a borrower reports collateral is dependent upon the collateral status to which it is assigned, as well as the type of collateral being pledged. We assign borrowers to a borrowing base (blanket-lien) status, listing-collateral status, or delivery-collateral status. Under a blanket lien status, a borrower may report collateral pledged under a summary borrowing base. For members or a class of collateral on listing status, the member must provide us with loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly. For insurance company members we took delivery of collateral for all advances outstanding regardless of credit rating for the periods presented.

The following table describes the collateral loan values assigned to the types of collateral we accept for advances. The table also presents the breakdown of pledged collateral from borrowers by underlying type.

As of December 31, 2012		Gross Value Reported by Borrowers	Minimum Margin Majority of Collateral	Maximum Margin Majority of Collateral	Collateral Loan Value	Average Effective Margin
Single-family mortgage loans		$39,492	38%	95%	$28,829	73%
Multi-family mortgage loans		2,936	36%	70%	1,820	62%
Cash, U.S. government & Treasury securities		77	71%	100%	76	99%
State and local government securities		301	81%	90%	266	88%
GSE securities (excluding MBS & CMO)		262	98%	98%	256	98%
GSE MBS & CMO		2,351	90%	98%	2,289	97%
Commercial MBS		171	83%	83%	142	83%
Community Financial Institutions	[a]	2,457	28%	85%	1,188	48%
Commercial real estate		2,444	20%	45%	1,079	44%
Home equity loans and lines of credit		8,577	13%	40%	3,301	38%
Total Collateral		$59,068			$39,246	66%

[a]	Community Financial Institutions are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

As a result of the collateral and other credit risk mitigation efforts, we believe we are sufficiently collateralized on our credit outstanding and we have not recorded an allowance for credit losses on our advances or other credit products as of the periods presented, nor have we ever incurred a credit loss on advances or our other credit products to date. We had eight members (or former members) placed into receivership by their regulator during the year ended December 31, 2012, and at the time of failure their total advances outstanding were $74 million. All outstanding advances were either repaid or were assumed by the acquirer. No credit losses were incurred on these advances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans

See Mortgage Partnership Finance Program on page 8 for a description of the MPF Program. We record provisions for credit losses for MPF Loans due to portfolio and market trends related to rising delinquency rates, increased loss severities, and prepayment speeds consistent with the percentage increase in delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. For details on our allowance for credit losses, please see Note 8 - Allowance for Credit Losses to the financial statements. The following table shows our five year trend in these amounts.

	2012	2011	2010	2009	2008
Recorded investment as of December 31,
MPF Loans past due 90 days or more and still accruing interest [a]	$275	$376	$456	$494	$319
Nonaccrual MPF Loans [c]	234	211	97	36	19
Troubled debt restructurings [c]	14	6	2	—	—
Allowance for the years ended December 31,
Allowance for credit losses, beginning balance	$45	$33	$14	$5	$2
Charge-offs [b]	(12)	(7)	(2)	(1)	—
Provision for (release of) allowance for credit losses	9	19	21	10	3
Allowance for credit losses, ending balance	$42	$45	$33	$14	$5
Gross amount of interest per original terms on nonaccrual loans	$10	$7	$4	$1	$1
Interest actually recognized during the period on nonaccrual loans	8	6	3	1	1

[a]
Includes loans which are well-secured and in the process of collection. MPF Loans that are on non-performing status, and that are viewed as collateral-dependent loans, are considered impaired and are excluded. MPF Loans are viewed as collateral-dependent loans when repayment is expected to be provided solely by the sale of the underlying property, and there is no other available and reliable source of repayment. Government loans are included because repayment is insured or guaranteed by the government.

[b]	The net (charge-off)/recovery rate was less than one basis point for all periods presented.

[c]
SEC Guide 3 disclosure guidance for troubled debt restructurings differs from GAAP disclosure guidance. Specifically, pursuant to SEC Guide 3, troubled debt restructurings that are on nonaccrual status are reported only as nonaccrual status MPF Loans while GAAP requires these troubled debt restructurings to be shown as both - that is double-counted as a nonaccrual MPF Loan and a MPF Loan troubled debt restructuring. As a result, the amounts disclosed in this table as troubled debt restructurings will not match the troubled debt restructurings disclosed in Note 8 - Allowance for Credit Losses.

Credit Risk Exposure

Our credit risk exposure on conventional MPF Loans held in our portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, the CE Amount, and Recoverable CE Fees. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation. We also face credit risk losses on conventional MPF Loans to the extent such losses are not recoverable under PMI. The portion of our MPF Loan unpaid principal balances outstanding exposed to credit losses was $8.3 billion at December 31, 2012, and $11.4 billion at December 31, 2011. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered. For those loans with an LTV ratio over 80% at origination, we require PMI as noted below. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores at the time of origination that were 718 at December 31, 2012, and 730 at December 31, 2011.

Our portfolio of MPF Loans includes certain conventional mortgage loans that may be viewed has having greater credit risk because the borrowers have weaker credit histories. The current MPF Program eligibility criteria for conforming conventional MPF Loans excludes loans to borrowers with a FICO score less than 620. Historically, we accepted MPF Loans from borrowers with FICO scores below 620 provided they met the underwriting standards set forth in the MPF Guides, which require compliance with applicable laws and regulations, including the Interagency Guidance on Nontraditional Mortgage Product Risks (issued October 4, 2006) and the Statement on Subprime Mortgage Lending (issued on July 10, 2007) issued by the Office of the Comptroller of the Currency, Office of the Thrift Supervision, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the National Credit Union Administration. MPF Loans to borrowers with no FICO scores are also eligible for delivery under the MPF Program provided that acceptable alternate documentation of credit history is provided. While we do not classify these loans internally as “subprime” because they are not higher-priced mortgage loans, we have designated member pledged residential mortgage collateral securing credit obligations as “subprime” when (i) the borrower's FICO score is below 660 or (ii) if no FICO score is available, when the borrowers total debt-to-income ratio is 50% or greater in order to simplify member collateral reporting. Mortgages that meet the MPF Program's definition of higher-priced mortgage loans are not eligible for delivery under the MPF Program.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans with borrowers having no FICO scores or with FICO scores less than 660 represent a relatively small portion of our total conventional MPF Loan portfolio. The following table presents our conventional MPF Loan portfolio by FICO score, delinquency, and loan-to-value ratio.

	December 31, 2012		Delinquent
FICO Score at Origination	Unpaid Principal Balance	Current	30 Days	60 Days	90 Days or More
619 or less	$268	$223	$17	$5	$23
620-659	862	742	48	17	55
660 or higher	7,075	6,761	111	35	168
FICO not available	55	52	1	1	1
Total	$8,260	$7,778	$177	$58	$247
Loan-to-value ratio at origination
< = 60%	$1,992
> 60% to 70%	1,293
> 70% to 80%	3,865
> 80% to 90%	685
> 90%	425
Total LTV	$8,260
Weighted average LTV %	70%

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

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product. If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase an ineligible MPF Loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Loan is viable, we can require the PFI to repurchase that MPF Loan from us or indemnify us for related losses. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio. As of December 31, 2012, we had $58 million of repurchase requests and indemnifications outstanding to PFIs, which includes $39 million related to MPF Xtra loans and $19 million related to our MPF Loans held in portfolio. Because repurchase requests from Fannie Mae may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests as of a particular date may not reflect total repurchase liability for loans outstanding as of that date. As of December 31, 2012, we had $39 million of repurchase requests from and indemnifications outstanding to Fannie Mae related to MPF Xtra loans.

In the latter part of 2012, in certain cases we identified negative trends of PFI non-compliance related to our existing portfolio of MPF Loans and repurchases of MPF Xtra loans. As a result, we revised our quality assurance practices to increase the number of loans reviewed and continue to evaluate our current practices relative to industry practices. Fannie Mae has also increased the number of loans reviewed as part of its quality assurance processes. Because of this increased number of loan files being reviewed, the number of defects identified may increase, resulting in an increased number of repurchase requests or indemnifications. However, some repurchase requests may not ultimately require us or the PFI to repurchase the loan because we and the PFI may be able to resolve the purported defect. In certain cases, we require PFIs to collateralize repurchase obligations and indemnifications given their credit condition and size of their repurchase obligation or indemnification.

We have not recorded a liability related to MPF Xtra repurchase requests or indemnifications, nor have we recorded an allowance for credit losses for repurchase requests or indemnifications related to MPF Loans held in our portfolio, as we do not expect to incur any losses. See Risk Factors on page 22.

Setting Credit Enhancement Levels

The PFI's CE Amount is calculated using an NRSRO model to equal the difference between the amounts of credit enhancement needed for the master commitment to have an estimated rating equivalent to an AA rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product). We recalculate an estimated credit rating of each master commitment quarterly. Through December 31, 2011, this would impact the amount of retained earnings we need to hold. Subsequent to the implementation of our new capital plan on January 1, 2012, this requirement is replaced with a risk based

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

capital calculation that incorporates master commitments with estimated ratings lower than AA ratings. See Liquidity, Funding, and Capital Resources on page 53 for further details.

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

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of December 31, 2012, and 2011 the outstanding balances of MPF Loans under the MPF Plus product were $4.0 billion and $5.4 billion and the amounts of SMI coverage provided against losses were $56 million and $61 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

On a number of MCs we have stopped paying performance CE Fees due to the SMI provider's rating being lowered below an AA rating. Under these circumstances, the PFI has the option to replace the SMI provider, indemnify us for any losses, or forfeit performance CE Fees. Most PFIs have elected to forfeit future performance CE Fees.

Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs. We recovered $6 million, $8 million, and $5 million in Recoverable CE Fees for the years ended December 31, 2012, 2011, and 2010.

The following table summarizes the reset of our PFIs' direct CE Amounts during the past year (excludes master commitments originated by another FHLB).

	For the year ended December 31, 2012			As of December 31, 2012
	Number Reset	Original Funded Amount	Original PFI Direct CE Amount	Outstanding Balance	Reset PFI Direct CE Amount
Chicago PFI master commitment resets	155	$11,636	$44	$883	$17

There are 224 master commitments scheduled to be reset during 2013.

The following table shows the status of our credit enhancement structure on MPF Loans held in portfolio as of December 31, 2012. Unpaid principal balances in this table include REO, as losses in REO impact, and are impacted by, the credit enhancement structure of a master commitment. As defined, PFI CE includes SMI on the Plus product. Government loans are excluded from the table as they are not a factor in the credit enhancement structure.

	As of December 31, 2012
MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI CE
100	$981	2.86%	4.94%	4.60%
125	278	6.68%	3.78%	5.20%
Plus	5,789	3.80%	1.99%	1.10%
Original	1,267	2.84%	0.97%	11.10%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio.

PMI Provider Concentration- We are exposed to the risk of non-performance of PMI companies. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in coverage. Our policy

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

is to limit our exposure to each insurer to 10% of its regulatory capital. As of December 31, 2012, this test was met at all carriers except PMI Mortgage Insurance Co., which is in rehabilitation and is no longer an approved MI company in the MPF Program.

We perform a quarterly analysis evaluating the financial condition and concentration risk regarding the PMI companies. Based on an analysis using the latest available results as of December 31, 2012, none of the companies passed all of our primary early warning financial tests, which include rating level tests, ratings watch/outlook tests and profitability tests.

If a PMI provider is downgraded, we may request the servicer to obtain replacement coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to us. As of December 31, 2012, no PMI company on the approved list currently has an AA- or better claims paying ability rating from any NRSRO.

The following table details our exposure to companies providing 10% or more of our total PMI coverage for seriously delinquent loans (conventional loans 90 days or more delinquent or in the process of foreclosure):

As of December 31, 2012	Loan Balance	Amount of Coverage	% of Total	Credit Rating at 2/28/2013 [a]	Outlook
Mortgage Guaranty Insurance Corp.	$23	$7	32%	B-	Negative
Genworth Mortgage Insurance Corp.	11	3	14%	B	Negative
PMI Mortgage Insurance Co.	12	3	14%	R (see below)
Republic Mortgage Insurance Co.	10	3	14%	R (see below)
All Others	19	6	26%
Total PMI Coverage	$75	$22	100%

[a]	Rating shown is the lowest rating among the three largest NRSROs, and an R rating signifies regulatory supervision.

On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage
Insurance Co. and beginning October 24, 2011, PMI Mortgage Insurance Co. will only be paying out 50% of claim amounts with the remaining claim being deferred until the company is liquidated. On March 14, 2012, the Arizona Superior Court, Maricopa County entered an Order for Appointment of Receiver and Injunction (“Receivership Order”) placing PMI into rehabilitation. We do not expect the seizure of PMI Mortgage Insurance Co. and its limitation on claim payments to have a material effect on our financial statements.

On January 19, 2012 the North Carolina Department of Insurance issued an Order of Supervision providing for immediate administrative supervision of Republic Mortgage Insurance Co. (RMIC). Under the order, RMIC continues to manage the business through its employees, and retains its status as a wholly-owned subsidiary of its parent holding company, Old Republic International Corporation. The primary impact on us is that RMIC is currently not paying more than 60% of any claims allowed under any policy of insurance it has issued. The remaining percent will be deferred and credited to a temporary surplus account on the books of RMIC during an initial period not to exceed one year. We do not expect RMIC's limitation on claim payments to have a material effect on our financial statements.

Geographic Concentration - While we have MPF Loans throughout the United States, our largest concentrations of MPF Loans were secured by properties located in states as noted in the following table. An overall decline in the economy, residential real estate market, or the occurrence of a natural disaster could adversely affect the value of the mortgaged properties in these states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect our business, results of operations, and financial condition.

The following table summarizes the par value of our conventional MPF Loans state concentrations for the top five states. Government guaranteed loans are excluded.

As of December 31, 2012	Par	%
Wisconsin	$1,338	16%
California	1,003	12%
Illinois	973	12%
Texas	504	6%
Florida	386	5%
All other states	6,136	49%
Total unpaid principal balance of conventional MPF Loans	$10,340	100%

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

As of December 31, 2012	Derivative Asset Exposure at Fair Value Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
AA	$1	$—	$1
A	31	30	1
Total Counterparties	32	30	2
Member institutions / delivery commitments	15	—	15
Total derivatives	$47	$30	$17

As of December 31, 2011
AA	$9	$2	$7
A	27	25	2
Total counterparties	36	27	9
Member institutions / delivery commitments	4	—	4
Total derivatives	$40	$27	$13

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Market Risk Profile

Market risk is the risk that the value of our financial assets will decrease or financial liabilities will increase due to changes in market risk factors. There are several market risk factors that may impact the value of our financial assets and financial liabilities, but interest rate risk, which arises due to the variability of interest rates, is the most critical. Our key interest rate risk exposures include:

•	Yield curve risk - We are exposed to movements in the yield curve used to discount the future cash flows from our assets, liabilities, and derivatives.

•	Option risk - We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve as well as the yield curve itself.

•
Basis risk - We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different yield curves. This includes (1) differences between the swap curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities' spreads to the swap curve as a result of changes in supply, demand, and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the swap curve.

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

MPF Loans - As of December 31, 2012, there was no qualifying fair value hedge relationship for MPF Loans. Existing fair value hedge relationships were discontinued during 2012 due to hedge ineffectiveness. Prior to discontinuation of the fair value hedge relationship, a combination of swaps and swaptions were used as a portfolio of derivatives to hedge a portfolio of MPF Loans. The portfolio of MPF Loans consisted of one or more pools of similar assets, as designated by factors such as product type and coupon. As the portfolio of loans changed due to liquidations and paydowns, the derivatives portfolio was modified accordingly to hedge the interest rate and prepayment risks effectively. A new hedge relationship between a portfolio of derivatives and a portfolio of MPF Loans was established daily. The relationship was accounted for as a fair value hedge. The long-haul method was used to assess hedge effectiveness.

Forward Starting Advances - We enter into a fair value hedge relationships between forward starting advances, which represents a firm commitment, and an interest rate swap. In such cases, we carry the forward starting advance at fair value with any changes in fair value recognized in non-interest gain (loss) on derivatives and hedging activities. Such changes in fair value are offset by the change in fair value of the interest rate swap (i.e., hedging instrument).

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

As of December 31,			Notional Amount
Hedged Item/ Economic Risk Exposure [a]	Hedging Instrument	Hedge Type	2012		2011
Discount Notes	Receive-floating, pay fixed interest rate swap	Cash flow	$6,718		$7,198
Fair value risk exposure related to Discount Notes	Receive-fixed, pay floating interest rate swap	Economic	—		12,101
Consolidated Obligation Bonds (fixed-rate without options)	Receive-fixed, pay floating interest rate swap (without options)	Fair value	2,349		3,210
Consolidated Obligation Bonds (fixed-rate with options)	Receive fixed, pay floating interest rate swap (with options)	Fair value	8,660		8,740
Consolidated Obligation Bonds Convert variable rate to a different variable rate to offset embedded option risk	Receive floating with embedded features, pay floating interest rate swap	Fair value	50		50
Fair value risk exposure related to Consolidated Obligation Bonds in which the fair value option was elected.	Receive-fixed, pay floating interest rate swap	Economic	250		1,980
Fair value risk exposure related to Consolidated Obligation Bonds in which the fair value option was elected.	Receive-floating, pay floating interest rate swap	Economic	1,000		500
Available-for-Sale Securities	Receive floating, pay fixed interest rate swap	Fair value	3,995		4,005
Available-for-Sale Securities	Receive floating, pay floating interest rate swap	Economic	—		50
The risks arising from changing market prices and volatility of investment securities classified as trading securities.	Receive floating, pay fixed interest rate swap	Economic	594		2,560
Advances	Receive-floating, pay fixed interest rate swap (without options)	Fair value	1,854	[b]	2,296
Advances	Receive-floating, pay fixed interest rate swap (with options)	Fair value	1,052		1,307
Advances converting fixed rate to a variable rate	Pay fixed, receive floating swap	Economic	10		10
Fair value risk exposure related to Advances in which the fair value option was elected.	Pay floating, receive floating basis swap	Economic	4		4
Advances	Cap	Economic	38		38
MPF Loans	A combination of swaps and swaptions are used as a portfolio of derivatives to hedge a portfolio of MPF Loans	Fair value	—		1,804
Duration, convexity and prepayment risk of MPF Loans	A combination of swaps, swaptions, caps, floors and futures	Economic	22,009		27,587
To offset interest rate swaps executed with members by executing interest rate swaps with derivative counterparties	Receive floating interest rate swap, pay-fixed	Economic	50		62
Protects against fair value risk associated with fixed rate mortgage purchase commitments	Mortgage delivery commitment	Economic	992		502
Total			$49,625		$74,004

[a]	Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

[b]	Includes fair value hedge firm commitments of $285 million for forward starting advances.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2012
Advances	$(3)	$—	$—	$(4)	$—
MPF Loans	(2)	(2)	(6)	(3)	1
Mortgage Backed Securities	(9)	(1)	(2)	(10)	—
Other interest earning assets	(1)	—	—	(5)	—
Interest-bearing liabilities	10	8	—	9	—
Derivatives	5	(5)	—	—	—
Total	$—	$—	$(8)	n/m	$1

As of December 31, 2011
Advances	$(2)	$1	$—	$(4)	$—
MPF Loans	(2)	(4)	(8)	(4)	2
Mortgage Backed Securities	(10)	(1)	(2)	(12)	—
Other interest earning assets	(2)	—	—	(6)	—
Interest-bearing liabilities	11	7	—	10	—
Derivatives	5	(2)	—	—	—
Total	$—	$1	$(10)	n/m	$2

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of December 31, 2012, our sensitivity to changes in implied volatility was nil. At December 31, 2011, our sensitivity to changes in implied volatility was $1 million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of December 31, 2012			As of December 31, 2011
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.4	0.8	-3.5	2.8	2.3	1.8

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of December 31, 2012, our duration gap was 0.4 months, compared to 1.1 months as of December 31, 2011.

As of December 31, 2012, on a U.S. GAAP basis, our fair value deficit (relative to book value) was $65 million, and our market value of equity to book value of equity ratio was 102%. At December 31, 2011, our fair value deficit was $345 million and our market value of equity to book value of equity ratio was 90%. These improvements were primarily because mortgage spreads tightened. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	December 31, 2012		December 31, 2011
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$115.2	$(185.0)	$199.0	$(185.0)
-100 bp	72.4	(77.5)	138.7	(77.5)
-50 bp	42.5	(30.0)	78.0	(30.0)
-25 bp	19.8	(15.0)	30.0	(15.0)
+25 bp	6.7	(30.0)	(7.4)	(30.0)
+50 bp	28.6	(60.0)	(4.0)	(60.0)
+100 bp	107.4	(155.0)	11.2	(155.0)
+200 bp	248.5	(370.0)	2.6	(370.0)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 8.	Financial Statements and Supplementary Data.

Our Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1.

Supplementary Data - Selected Quarterly Financial Data (Quarter amounts are unaudited)

	Year	4th		3rd	2nd	1st
2012
Interest income	$1,916	$440		$466	$485	$525
Interest expense	1,344	305		326	347	366
Provision for credit losses	9	1		—	2	6
Net interest income	563	134		140	136	153
Other-than-temporary impairment credit losses	(15)	—		—	(14)	(1)
Non-interest income gain (loss)	(20)	(2)		(12)	(13)	7
Non-interest expense	111	21		28	32	30
Total assessments	42	11		10	8	13
Net income	$375	$100		$90	$69	$116

2011
Interest income	$2,244	$530		$559	$569	$586
Interest expense	1,707	382		425	439	461
Provision for credit losses	19	7		3	3	6
Net interest income	518	141		131	127	119
Other-than-temporary impairment credit losses	(68)	(11)		(14)	(23)	(20)
Non-interest income gain (loss)	5	(23)		75	(20)	(27)
Non-interest expense	184	83	[a]	36	29	36
Total assessments	47	8		15	14	10
Net income	$224	$16		$141	$41	$26

[a]
During the fourth quarter of 2011, we recorded an additional $50 million charge to supplement our current affordable housing and community investment programs. See Note 12 - Assessments to the financial statements for details.

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework”. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These criteria are the only permissible eligibility criteria that member directors must meet. The FHLBs are not permitted to establish additional eligibility criteria for member directors or nominees. For member directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLB stockholders may nominate and elect member directors. FHLB Boards are not permitted to nominate or elect member directors, although they may appoint a director to fill a vacant directorship in advance of the next annual election. Specifically, institutions which are members required to hold capital stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. With respect to member directors, under FHFA regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Because of the structure of FHLB member director nominations and elections, we do not know what factors our member institutions consider in selecting member director nominees or electing member directors. However, when our Board has a vacant member directorship, FHFA regulations require the remaining directors to elect a director to fill the vacancy and, in those instances, we do know what was considered in electing such member directors. One of our current member directors, John K. Reinke, was elected by our Board on March 30, 2012, to fill the remainder of a vacant Wisconsin member directorship. Mr. Reinke was nominated and elected to fill the vacancy based on his satisfaction of the requirements for the member directorship, his extensive experience in the Wisconsin banking industry, personal knowledge of Mr. Reinke by several members of the board and management, his longtime support of and interest in the FHLB System, and his position as a president of one of our Wisconsin members.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2012 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2012 was the election of certain member and independent directors, which occurred in the fourth quarter of 2012 as described above. We conducted this election to fill three open member directorships and two open independent directorships for 2013 designated by the FHFA. In 2012, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 7, 2012, as amended by an 8-K/A filed on December 18, 2012.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of March 1, 2013.

Name	Age	Director Since	Expiration of Term as of December 31,
Thomas L. Herlache, Chairman [b]	70	2005	2016
Steven F. Rosenbaum, Vice Chairman [a]	56	2007	2013
Diane M. Aigotti [d]	48	2009	2015
James T. Ashworth [a]	61	2013	2016
Owen E. Beacom [a]	54	2012	2015
Edward P. Brady [d]	49	2009	2015
Mary J. Cahillane [d]	61	2011	2016
Mark J. Eppli [d]	51	2012	2013
Thomas M. Goldstein [d,e]	53	2009	2016
Arthur E. Greenbank [a]	58	2010	2016
Roger L. Lehmann [a]	71	2004	2014
E. David Locke [b]	64	2007	2013
John K. Reinke [b]	61	2012	2015
Leo J. Ries [c]	59	2009	2014
William W. Sennholz [b]	47	2008	2014
Michael G. Steelman [a]	62	2011	2014
Gregory A. White [c]	49	2009	2013

[a]	Illinois member director.

[b]	Wisconsin member director.

[c]	Public interest director.

[d]	Independent director.

[e]	Mr. Goldstein previously served as a member director from 2005 to 2007.

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

Ms. Aigotti serves on the following Board committees of the Bank: Audit (Vice Chairman) and Risk Management.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

James T. Ashworth joined CNB Bank & Trust, N.A. in 1978 and has served as Vice Chairman and Investment Officer of CNB Bank & Trust, N.A. and President and CEO of its holding company, Carlinville National Bank Shares, Inc. since 1989. The holding company also owns South Central Illinois Mortgage, LLC, of which Mr. Ashworth serves as President and on its Board of Managers.  Mr. Ashworth served as Chairman of the Community Bankers Association of Illinois and as an elected director of the Independent Community Bankers of America, on the state association's Legislative Committee and the national association's Regulation Review Committee.  He also has previously served on the Illinois State Treasurer's Community Bank Advisory Council and as an appointed delegate to the White House Conference on Small Business.

Mr. Ashworth serves on the following Board committees of the Bank: Affordable Housing and Operations & Technology.

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

Mr. Beacom serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology.

Edward P. Brady has served as president/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988.  He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady is a former director of Freestar Bank, served as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Board of Economic Development Council for McLean County, and other community organizations. Mr. Brady currently serves as third vice chairman of the National Association of Home Builders. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

Mr. Brady serves on the following Board committees of the Bank: Affordable Housing and Public Policy.

Mary J. Cahillane has served as the Vice President of Finance and Investments of The Spencer Foundation since 2003. She previously worked for Bank of America from 1994 to 2003, Continental Bank from 1981 to 1985 and again from 1989 to 1994 and Texas Commerce Bank from 1985 to 1989. Ms. Cahillane also currently serves on the Boards of Forsythe Technology, Inc., IES Abroad, St. Anthony's Hospital, Children's First Fund, and PEAK (Partnership to Educate and Advance Kids). Ms. Cahillane previously served on the Boards of ShoreBank Corporation and ShoreBank. The Board nominated Ms. Cahillane to serve as an independent director based on her knowledge of and experience in financial management and risk management practices, as indicated by her background.

Ms. Cahillane serves on the following Board committees of the Bank: Audit, Executive & Governance (Alternate) and Risk Management (Vice Chairman).

Mark J. Eppli is Interim Keyes Dean and Robert B. Bell, Sr. Chair in Real Estate at Marquette University in Milwaukee, Wisconsin. Dr. Eppli was appointed Interim Keyes Dean in 2012 and Bell Chair in 2002, and has also served as Director of the Center for Real Estate since 2009. Dr. Eppli was also Professor of Finance and Real Estate in the School of Business and Public Management at The George Washington University in 2002, Associate Professor of Finance and Real Estate at The George Washington University from 1997 to 2002 and Assistant Professor of Finance and Real Estate at The George Washington University from 1991 to 1997. He has been an active instructor and author for the Urban Land Institute since 1992. Dr. Eppli was also a Lecturer and Teaching Assistant at the University of Wisconsin-Madison from 1987 to 1991. Prior to obtaining his doctorate, Dr. Eppli pursued a career in commercial real estate, serving as Manager of Research and Investment Analysis with PM Realty Advisors from 1985 to 1986 and a Specialist in Real Estate Acquisitions at GE Capital Corporation from 1984 to 1985. The Board nominated Dr. Eppli to serve as an independent director based on his knowledge of and experience in financial management and risk management practices, as indicated by his background.

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

Mr. Goldstein serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation (Vice Chairman), and Risk Management (Chairman).

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

Mr. Herlache serves as the Bank's Chairman of the Board and Chairman of the Executive & Governance Committee. He serves as an ex officio member of the following Board committees: Affordable Housing, Audit, Public Policy, Human Resources & Compensation, Risk Management and Operations & Technology.

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

E. David Locke has been in banking since 1966 and employed with McFarland State Bank in McFarland, Wisconsin since 1975. Mr. Locke currently serves as Chairman of the Board and CEO of McFarland State Bank and has been a director there since 1977. Mr. Locke previously served as President of McFarland State Bank from 1977 to 2006. A leader in several banking and non-profit organizations, Mr. Locke has served on the Salvation Army Board, the Board of Wisconsin Bankers Association, Bankers' Bank (original organizer and founding director) and is a charter member of the Greater Madison Chamber of Commerce's Collaboration Council, now called “Thrive”, an economic development enterprise for the Madison Region. Additionally, he is a contributor to various educational sponsorships including the McFarland Education Foundation's scholarship fund and pays personal attention and commitment to the growth of Junior Achievement (JA) programs in McFarland, Dane County, and Wisconsin. Spanning his entire career; Mr. Locke has actively contributed his time and talents to the many grassroots efforts of regional and national banking associations, taking leadership roles in a variety of campaigns. Mr. Locke was elected to the Board of Directors of the American Bankers Association in October, 2012. Mr. Locke has also received numerous awards including the Community Bankers of Wisconsin Association's “Banker of the Year” in 2006, a finalist in the 2006 Ernst & Young Entrepreneur of the Year Award program and was named North Western Financial Review's 2009 Banker of the Year.

Mr. Locke serves on the following Board committees of the Bank: Executive & Governance, Public Policy (Vice Chairman) and Operations & Technology (Chairman).

John K. Reinke has been with The Stephenson National Bank & Trust since 1974 and has served as President there since 2000. Mr. Reinke currently serves as the Wisconsin representative on the American Bankers Association Government Relations Council Administrative Committee. In addition, he served on the Board of the Wisconsin Bankers Association from 2002 through 2008, as Chairman from 2006 to 2007. Mr. Reinke also has previously served as a Bay Area Medical Center board member, University of Wisconsin - Marinette Foundation, Inc. president, Menominee Chamber of Commerce chairman, M&M Area Community Foundation president, M&M Area Great Lakes Sport Fishermen president, M&M YMCA president, and Marinette County Revolving Loan Committee president.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Mr. Reinke serves on the following Board committees of the Bank: Audit and Human Resources & Compensation.

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

Mr. Rosenbaum serves as the Bank's Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He also serves on the following Board committees of the Bank: Audit and Human Resources & Compensation (Chairman).

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

Mr. White serves on the following Board committees of the Bank: Public Policy and Human Resources & Compensation.

There are no family relationships among the above directors or our executive officers.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Audit Committee

Our Audit Committee is comprised of non-executive directors. The Audit Committee Charter is available in full on our website at
http://www.fhlbc.com/OurCompany/Pages/federal-home-loan-bank-chicago-governance.aspx.

Our Board of Directors determined that each Audit Committee member (Directors Sennholz, Aigotti, Cahillane, Greenbank, Rosenbaum, and Herlache) is an “Audit Committee financial expert” for purposes of SEC Item 407(d) (5) of Regulation S-K. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2012 and currently, is not independent, with the exception of Directors Aigotti and Cahillane who do not serve as officers or directors of a Bank member. Under FHFA regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Item 13. Certain Relationships and Related Transactions on page 120.

Audit Committee Report

March 14, 2013

The Audit Committee of the Bank is comprised of non-executive directors. The Audit Committee recommended to the Board of Directors the appointment of PricewaterhouseCoopers LLP as the Bank's independent registered public accounting firm for 2012. The Audit Committee annually reviews our written charter and our practices, and has determined that our charter and practices are consistent with the applicable Federal Housing Finance Agency regulation and the provisions of the Sarbanes-Oxley Act of 2002.

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the Federal Home Loan Bank of Chicago's accounting, reporting and financial practices, including the integrity of its financial statements. Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PricewaterhouseCoopers LLP (PwC), is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board (PCAOB) and the U.S. Government Accountability Office. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 10 times during 2012, and has regular executive sessions with both internal and external auditors.

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

Based on the discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report referred to above, the Audit Committee recommended to the Board, and the Board has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission. We have also recommended and the Board has approved the appointment of PwC as the Bank's independent public accounting firm for 2013.

As of the date of filing for this annual report on Form 10-K, the members of the Audit Committee are:
William W. Sennholz (Chairman)
Diane M. Aigotti (Vice Chairman)
Mary J. Cahillane
Arthur E. Greenbank
Steven F. Rosenbaum
John K. Reinke
Thomas L. Herlache (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of March 1, 2013:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	59	President and Chief Executive Officer	2003
Sanjay K. Bhasin	44	Executive Vice President, Members and Markets	2004
Michael A. Ericson	41	Executive Vice President & Chief Risk Officer	2005
Peter E. Gutzmer	59	Executive Vice President, General Counsel and Corporate Secretary	1985
Thomas H.W. Harper*	47	Executive Vice President, General Auditor	2005
Roger D. Lundstrom	52	Executive Vice President & Chief Financial Officer	1984
John Stocchetti	56	Executive Vice President, Products & Operations	2006
Mary Jane Brown*	61	Senior Vice President, Organizational Development Consultant	2006
Samuel J. Nicita	52	Senior Vice President & Community Investment Officer	2008
Nancy A. Nottoli	58	Senior Vice President, Bank Services	2012

*
Although Mr. Harper and Ms. Brown are non-voting members of the Bank's Executive Team, they are not considered "executive officers" as defined in Rule 3b-7 of the Securities Exchange Act of 1934 because they are not in charge of a principal business unit, division or function, nor do they perform a similar policy making function.

Matthew R. Feldman became President and Chief Executive Officer in May 2008, after serving as Acting President from April 2008 until then. Mr. Feldman was Executive Vice President, Operations and Administration of the Bank from 2006 to 2008, Senior Vice President, Risk Management of the Bank from 2004 to 2006 and Senior Vice President, Manager of Operations Analysis of the Bank from 2003 to 2004. Prior to his employment with the Bank, Mr. Feldman was founder and Chief Executive Officer of Learning Insights, Inc. from 1996 to 2003. Mr. Feldman conceived, established, financed, and directed the operations of this privately held e-learning company of which he is still Non-Executive Chairman. Mr. Feldman was President of Continental Trust Company, a wholly-owned subsidiary of Continental Bank from 1992 to 1995 and Managing Director-Global Trading and Distribution of Continental Bank from 1988 to 1992. Mr. Feldman currently serves on the Board of Directors of the FHLBs' Office of Finance and on the Board of the Pentegra Defined Benefit Plan for Financial Institutions.

Sanjay K. Bhasin became Executive Vice President & Group Head, Members and Markets of the Bank in August 2011. Prior to that, Mr. Bhasin was Executive Vice President & Group Head, Financial Markets of the Bank from 2008 to 2011, Senior Vice President, Mortgage Finance of the Bank from 2007 to 2008, and Vice President, Mortgage Finance of the Bank from 2004 to 2007. Prior to his employment with the Bank, Mr. Bhasin was responsible for managing interest rate risk on mortgages at Bank One, NA from 1999 to 2004.

Michael A. Ericson became Senior Vice President & Chief Risk Officer of the Bank in July 2008 and Executive Vice President in December 2008. Prior to that, Mr. Ericson was Senior Vice President of Accounting Policy and SEC Reporting since joining the Bank in January 2005. Prior to joining the Bank, Mr. Ericson was Vice President, Accounting Policy at Bank One before the merger with JPMorgan Chase and became Global Treasury Controller at JPMorgan Chase subsequent to the merger from 2003 to 2004. Mr. Ericson was Senior Manager with PricewaterhouseCoopers LLP in the Financial Services group from 1994 to 2003.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Roger D. Lundstrom has been Chief Financial Officer since October 2008 and Executive Vice President & Group Head, Financial Information (now Financial Information and Technology) of the Bank since 2003. Mr. Lundstrom was Senior Vice President, Financial Information of the Bank from 1997 to 2003 and Senior Vice President, Financial Reporting and Analysis of the Bank from 1992 to 1997. Mr. Lundstrom held various positions with the Bank in analysis and reporting functions with increasing levels of responsibility from 1984 to 1992.

John Stocchetti became Executive Vice President & Group Head, Operations and Administration (now Products and Operations) of the Bank in May 2008, after serving as Senior Vice President, Acting Head of Operations and Administration from April 2008 until then. Mr. Stocchetti served as Senior Vice President, Project Premier Director of the Bank from 2006 to 2008. Prior to joining the Bank, Mr. Stocchetti was with Ritchie Capital Management, LLC, serving as Chief Financial Officer from 2005 to 2006 and Director - Business Development from 2004 to 2005. Previously, Mr. Stocchetti was with Learning Insights, Inc., serving as Chief Executive Officer from 2003 to 2004 and SVP, Operations and Product Management from 2000 to 2003.

Mary Jane Brown stepped down on March 1, 2013 from her position as Senior Vice President & Group Head, Bank Services, which she held since 2009, but continues to serve on the Bank's Executive Team in a consulting role. Ms. Brown was Senior Vice President, Director of Human Resources of the Bank from 2008 to 2009 and Vice President, Director of Professional and Organization Development of the Bank from 2006 to 2008. Prior to joining the Bank, Ms. Brown was HR Director for the Midwest Region of The Segal Company from 2003 to 2006. Previously, Ms. Brown was with Learning Insights, Inc., Bank of America and Continental Bank, serving in a variety of capacities in human resources, including director of training and organization development, director of human resources, and as a human resources generalist in large information technology, investment banking and operations departments.

Samuel J. Nicita has been Community Investment Officer of the Bank since 2011 and Senior Vice President & Group Head, Community Investment since August 2012. Prior to that, Mr. Nicita was Senior Vice President, Manager Premier Group/Middle Office of the Bank from 2010 to 2011 and Vice President, Manager Premier Group/Middle Office of the Bank from 2008 to 2010. Prior to joining the Bank, Mr. Nicita was Chief Operating Officer of Highview Capital Management from 2006 to 2008, Director of Operations of Ritchie Capital Management from 2001 to 2006 and held various positions with Chicago Research and Trade (which was acquired by Nations Bank, and later merged with Bank of America) from 1990 to 2001.

Nancy A. Nottoli became Senior Vice President & Group Head, Bank Services of the Bank in March 2013, after serving as Director, Human Resources of the Bank from October 2012 until then.  Prior to joining the Bank, Ms. Nottoli was Regional Human Resources Manager - Americas with AkzoNobel, Surface Chemistry from 2010 to 2012.  Previously, Ms. Nottoli held various positions in human resources with LaSalle Bank (ABN AMRO North America, Inc.) from 1980 to 2008, serving as Group Senior Vice President, Human Resources and Head Business Partner for Services/Group Functions from 2006 to 2008.

There are no family relationships among the above executive officers or our directors.

We have adopted a code of ethics for all of our employees and directors, including our President and CEO, principal financial officer, and those individuals who perform similar functions. A copy of the code of ethics is published on our internet website and may be accessed at: http://www.fhlbc.com/OurCompany/Pages/federal-home-loan-bank-chicago-governance.aspx.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2012 named executive officers (NEOs): Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Sanjay Bhasin, Executive Vice President & Group Head, Members and Markets; Michael Ericson, Executive Vice President & Chief Risk Officer; and John Stocchetti, Executive Vice President & Group Head, Products and Operations.

Compensation Discussion & Analysis

Compensation Program Objectives and Philosophy

Our Human Resources & Compensation Committee (the HR&C Committee) is responsible for, among other things, reviewing and making recommendations to the full Board of Directors regarding compensation and incentive plan awards for the Bank's President and CEO and to assist the Board in matters pertaining to the employment and compensation of other executive officers, our employment and benefits programs in general and overseeing a risk assessment of our compensation policies and practices for all employees. The HR&C Committee may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board.

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

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 107.

On April 14, 2011, seven federal financial regulators, including the FHFA, published a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements with covered persons (including executive officers and other employees that may be in a position to expose the institution to risk of material loss) that encourage inappropriate risks. We do not believe that the proposed rule would impact the design of our compensation policies and practices if adopted as proposed.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee has established a risk review framework in connection with its review and approval of short- and long-term incentive compensation plan goals, risks and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating operational, market and credit risk principles against our short- and long-term incentive compensation plan goals, risks and payouts. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for each of 2012 and 2013 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2011 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted by Reimer Consulting, outlines executive and non-executive compensation information for various positions across the 12 FHLBs.

The Federal Home Loan Bank System also engaged McLagan Partners, a compensation consulting firm, to conduct a compensation survey for 2011 that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards and total compensation.  The survey covers all the major functional areas from entry level positions to the President/CEOs. Participants include the twelve FHLBs and large diversified financial service firms, excluding investment banking functions.  The survey compares our executive officer positions to corresponding divisional head positions within financial services firms. McLagan reviews the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our HR&C Committee.

The information obtained from these studies was considered by the Board of Directors, the HR&C Committee and our President and CEO, as appropriate, when making compensation decisions for 2012.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. We do not provide perquisites to our executives as part of our compensation program.

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

Employment Agreements

All of our NEOs (other than the President and CEO) are at-will employees of the Bank.

Mr. Feldman's employment agreement provides for a four year employment term effective January 1, 2011 through December 31, 2014, unless terminated earlier as provided for in the agreement. The agreement provides for automatic one-year extensions until such date as the Board of Directors or Mr. Feldman gives notice and terminates the automatic extension provision. Under this agreement, the Board of Directors set Mr. Feldman's 2012 base salary at $720,000 after considering his performance and accomplishments during 2011 and the overall competitive market data from the 2011 FHLB System Key Position Survey.  The Board of Directors decided upon a base salary that would place Mr. Feldman near the 75th percentile of the base salaries paid to other FHLB presidents based upon the complex nature and operations of the Bank relative to the other FHLBs and the importance of his retention.  The HR&C Committee reviews Mr. Feldman's performance annually and in its discretion may recommend an increase in salary to the Board of Directors for approval.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

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

For a description of Mr. Feldman's post-termination compensation payable under his employment agreement see Severance Arrangements on page 107.

Base Salary

Base salary is a key component of our compensation program. In making base salary determinations, the HR&C Committee and, with respect to making compensation recommendations for the other executive officers, the President and CEO, review competitive market data from the Federal Home Loan Bank System Key Position Survey and the McLagan Survey and consider factors such as prior related work experience, individual job performance, and the position's scope of duties and responsibilities within our organizational structure and hierarchy.

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee. The Board of Directors approved a four year employment agreement for Mr. Feldman in 2011 and set his base salary at $720,000 for 2012 as described above.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the HR&C Committee. In setting base salaries, Mr. Feldman and the HR&C Committee will generally consider competitive market data from the Federal Home Loan Bank System Key Position Survey and the McLagan Survey. The HR&C Committee and Mr. Feldman have determined that the compensation guideline for base salaries for NEOs (other than the President and CEO) should target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the other FHLBs.  Due to the complex nature and operations of the Bank relative to the other FHLBs and the importance of retaining key members of executive management team, salaries for certain NEOs may be targeted above the 75th percentile.  For those NEOs with base salaries below the 75th percentile, the HR&C Committee plans to make adjustments over time to align their salaries with the 75th percentile.

Mr. Bhasin and Mr. Stocchetti both received 5.3% increases in base salary for 2012 from $400,000 to $421,200. This increase for Mr. Bhasin and Mr. Stocchetti, which bring their new base salaries slightly above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs, reflects the increased complexities of their jobs compared to the other FHLBs, that they have not received a base salary increase since 2009 and have increased levels of responsibilities since then. Due to similarities in the level of responsibilities and complexity of Mr. Bhasin's and Mr. Stocchetti's positions, it has been determined that their base salaries should be internally equitable to one another. Mr. Lundstrom received a 9.5% increase in base salary for 2012 from $295,000 to $323,050, which also reflects the fact that Mr. Lundstrom had not received a base salary increase since 2009 and to better align his base salary with the other Chief Financial Officers in the FHLB System. Mr. Ericson received a 4.3% increase in base salary for 2012 from $270,000 to $281,650. Both Mr. Lundstrom's and Mr. Ericson's new base salaries are near the 60th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs.

Short-Term Incentive Plans

Short-term incentive compensation is an important part of our overall compensation strategy and is designed to award the achievement of short-term performance goals and strategies.

For 2012, we had two short-term incentive bonus plans for our NEOs: the President's Incentive Compensation Plan covering the President and CEO and the Executive Incentive Compensation Plan covering the other NEOs. Both plans provide for the award of cash bonuses on the basis of performance over a one-year period calculated using weighted performance criteria correlated to our Board-approved strategic business plan for the year.

Each year, the Board of Directors approves the performance targets and plan criteria for the President and CEO, and the HR&C Committee approves the performance targets and plan criteria for the other NEOs.

In determining the incentive compensation opportunity amounts under these plans, the HR&C Committee considers several factors, including:

(1) the desire to ensure, as described above, that a significant portion of total compensation is performance-based;

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

(2) the relative importance, in any given year, of the short-term performance goals established under the plans;

(3) market comparisons as to short-term incentive compensation practices at other financial institutions within our peer group; and

(4) the target bonuses set, and actual bonuses paid, in recent years.

Performance Targets

Performance objectives for both the President's Incentive Compensation Plan and the Executive Incentive Compensation Plan are developed through an iterative process. Based on a review of our strategic business plan, the President and CEO, with input from senior management, develops performance criteria for consideration by the HR&C Committee. The HR&C Committee reviews the recommendations and establishes the final performance criteria. Prior to approval, the HR&C Committee considers whether the performance criteria are aligned with our strategic business plan approved by the Board, whether the criteria are sufficiently ambitious so as to provide a meaningful incentive, and whether bonus payments, assuming that target levels of the performance criteria and goals are attained, will be consistent with the overall NEO compensation program.

Under both plans, the HR&C Committee reserves the discretion to make adjustments in the performance criteria established for any award period either during or after the award period and to make or adjust award payments to compensate for or reflect any significant changes which may have occurred during the award period.

For 2012, the target values, performance criteria, and percentage attained for both the President's Incentive Compensation Plan and Executive Incentive Compensation Plan are set forth in the following table:

Target Value for Chief Risk Officer [a]	Target Value for other NEOs	2012 Performance Criteria	Percentage Attained
25%	15%	Market value of equity to par value of capital stock of 120% as of 12/31/2012	150.0%
20%	20%	$206.4 million increase in GAAP retained earnings from 12/31/2011 to 12/31/2012	150.0%
10%	20%	$2 billion increase in the amount of advances outstanding from 12/31/2011 to 12/31/2012	—
10%	10%	$5.5 billion of new volume in the unpaid principal balance of new FHLB member mortgage loans processed through the MPF provider in 2012	150.0%
20%	20%	Implementation of 6 key Bank projects	133.0%
10%	10%	Implementation of plan to repurchase excess capital stock	100.0%
5%	5%	Enhance community investment operations	125.0%

[a]	Consistent with regulatory guidance, the HR&C Committee has established separate target values for the Bank's Chief Risk Officer.

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which for 2012 was 125.42% for Mr. Ericson, the Bank's Chief Risk Officer, and 110.42% for the other NEOs.

Participants are paid their respective awards, if any, in cash following the performance period after results are reported and approved by the HR&C Committee, provided that the participant is actively employed by the Bank at that time. However, the following events will cause awards to become payable within sixty days of such event: (1) retirement of a plan participant, (2) death or disability of a plan participant, or (3) termination of employment after the end of the plan year but prior to payment of an award by a participant for good reason or by the Bank without cause. Under the terms of both plans, the Bank, with the approval of the HR&C Committee, retains the discretion to adjust awards that become payable as a result of such events. The Bank has the right to recover awards paid to an Executive Team member based on the purported achievement of financial or operational plan goals that are subsequently deemed to be materially inaccurate, misstated, or misleading. The Bank's right to recover such “undue compensation” extends for three years from the date of dissemination of the inaccurate, misstated, or misleading information.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President's Incentive Compensation Plan

Award payments under the President's Incentive Compensation Plan can range, on the basis of performance, from 0% to 50% of annual salary with the target bonus being 30% of annual salary as described below. The HR&C Committee, with the approval of the Board of Directors, may also make additional discretionary awards in consideration of extraordinary performance.

President's Incentive Compensation Plan
Performance Percentage	Award Payment Level
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.5% of annual salary
100% (target amount)	30% of annual salary
Every 1% increase between 100% and 130%	An additional 2/3rd of 1% of annual salary (to a maximum of 50% of annual salary)

For 2012, the HR&C Committee began with an award opportunity of 36.95% of Mr. Feldman's base salary based upon achievement of plan performance criteria at 110.42%. The Board increased Mr. Feldman's award to $360,000, or 50.00% of Mr. Feldman's 2012 base salary, after considering the Bank's overall performance and Mr. Feldman's individual performance.

Executive Incentive Compensation Plan

The Executive Incentive Compensation Plan covers the Bank's executive management team members including our NEOs (other than the President and CEO). The plan provides for the establishment of an award pool based upon the achievement of performance criteria and performance targets. The award pool can range from 0% to 40% of the aggregate annual salaries of the Executive Team members (other than the President and CEO and General Auditor), with the pool target being 20% of the aggregate annual salaries as further described in the table below.

Executive Incentive Compensation Plan
Performance Percentage	Maximum Award Percentage
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1% of annual salary
100% (target amount)	20% of annual salary
Every 1% increase between 100% and 130%	An additional 2/3rd of 1% of annual salary (to a maximum of 40% of annual salary)
The President and CEO has full discretion to make awards from the pool and may consider such factors as the satisfaction of individual goals and the achievement of specific levels of job performance for the plan year. Individual awards are approved by the HR&C Committee. The President and CEO may also establish, subject to the approval of the HR&C Committee, an additional bonus pool for any year from which the President and CEO may make discretionary awards.

For 2012, the HR&C Committee began with a short-term incentive award opportunity of 36.95% of base salary for the Bank's Chief Risk Officer based upon achievement of plan performance criteria at 125.42%. See Performance Targets on page 104 for a description of the performance criteria. Upon a recommendation from the President and CEO and subsequent approval by the HR&C Committee, Mr. Ericson received an award equal to 36.95% of his base salary. In determining the short-term incentive awards for Mr. Bhasin, Mr. Lundstrom, and Mr. Stocchetti, the HR&C Committee began with an award pool equal to 26.95% of the aggregate base salaries of the executive team members (other than Bank's Chief Risk Officer) based upon achievement of plan performance criteria at 110.42%. The President and CEO recommended increased awards based on individual performance and those awards were subsequently approved by the HR&C Committee. Mr. Lundstrom received an award equal to 49.53% of his base salary, and Mr. Bhasin and Mr. Stocchetti received awards equal to 47.48% of base salary. See President's Incentive Compensation Plan on page 112.

Key Employee Long Term Incentive Compensation Plan

The HR&C Committee believes that long-term incentives for executives align the interests of our shareholder members and our executives. Our NEOs participate in a Key Employee Long Term Incentive Compensation Plan under which the HR&C Committee establishes performance periods, performance goals consistent with our long-term business strategies, related performance criteria, performance targets and target values (collectively, goals) for approval by the Board of Directors. The HR&C Committee designates those officers, including our NEOs, who are eligible to participate in the plan for the performance

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

period. The HR&C Committee may make adjustments in the performance goals at any time to reflect major unforeseen transactions, events, or circumstances.

Participants are vested in their respective awards, if any, at the end of the performance period provided that the participant is actively employed by the Bank at that time. If a participant retires, dies, incurs a separation from service on or after attaining normal retirement age of sixty-five on a date that is not more than 12 months before the end of a performance period, the participant becomes vested at the end of the performance period pro rata based upon the number of full months that the participant was employed during the performance period and the length of the performance period. In the event of (1) a change-of-control (as defined in the plan) or (2) a termination of the participant's employment by the participant for good reason (as defined in the plan), the participant will be fully vested in any performance period award to the extent an award is applicable at the end of the corresponding performance period; provided, however that if either of these events occurred the HR&C Committee may exercise its discretion under the plan to adjust awards, including a pro-rata adjustment based upon the period of time the senior executive was employed during the performance period. In addition, the Bank has the right to recover awards paid to an Executive Team member based on the purported achievement of financial or operational plan goals that are subsequently deemed to be materially inaccurate, misstated, or misleading. The Bank's right to recover such “undue compensation” extends for three years from the date of dissemination of the inaccurate, misstated, or misleading information.

In determining the goals under the Key Employee Long Term Incentive Compensation Plan, the HR&C Committee considers several factors, including:

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

Performance criteria for the Key Employee Long Term Incentive Compensation Plan are developed through an iterative process between the HR&C Committee and our senior management. The performance criteria are set so that the target goals are reasonably obtainable, but only with significant effort from senior management, including the NEOs.

At the end of the performance period, the HR&C Committee determines the extent to which the goals for that period were achieved. Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage. However, the HR&C Committee has the sole discretion to change or deny the grant of awards even if it has determined that the goals for the period were achieved.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

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

In connection with determining the award payments for the 2010 to 2012 plan period, the HR&C Committee evaluated the achievement of the performance period goals outlined below.

Target Value	2010 - 2012 Performance Criteria	Percentage Attained
40%	Return on equity equal to three month LIBOR plus 1%. Return on equity means the difference between the 2012 Bank quarterly return on equity after AHP assessment and the average of 2012 quarterly three month LIBOR.	150%
15%	$300 million increase in the amount of member capital stock plus retained earnings from 12/31/2009 to 12/31/2012.	100%
15%	$100 million increase in the amount of required member capital stock from 12/31/2009 to 12/31/2012.	—
10%	0.10% target of total net operating expenses to average assets ratio for 2012. Net operating expenses means total operating expenses plus mortgage loan expenses less MPF-related fee income.	84.03%
10%	$2.0 billion increase in the average dollar amount of member business from the average for the fourth quarter of 2009 to the average for the fourth quarter of 2012. Member business means advances, MPF Loans outstanding (excluding on balance sheet) with Chicago members, letters of credit, standby bond purchase agreements and bonds purchased through the standby program.	—
10%	80% average ratio of the Bank's market value of equity to the book value of equity for the fourth quarter of 2012.	127.5%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 96.15% for 2010-2012. This resulted in a potential award amount of 20.19% of base salary for our executive officers (other than the President & CEO) and 48.45% for the President & CEO. The HR&C Committee decided to make awards under the plan at these levels based upon the accomplishment of the plan criteria and determined that no award adjustments were warranted.

See Key Employee Long Term Incentive Compensation Plan on page 112 for the awards made to the NEOs under this plan.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

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

Pension Plan Benefits

The HR&C Committee believes that retirement plan benefits and retiree health and life insurance are an important part of our NEO compensation program which provides a competitive benefits package. The Pentegra Defined Benefit Plan for Financial Institutions (Pension Plan) and related Benefit Equalization Plan benefits serve a critically important role in the retention of our senior executives (including our NEOs), as benefits under these plans increase for each year that these executives remain employed by us and thus encourage our most senior executives to remain employed by us. We provide additional retirement and savings benefits under the Benefit Equalization Plan because we believe that it is inequitable to limit retirement benefits and the matching portion of the retirement savings plan on the basis of a limit that is established by the IRS for purposes of federal tax policy.

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2012, the limitation on annual

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

earnings was $250,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $200,000 in 2012.

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

For 2012, our matching contribution was limited to $15,000 for each employee. For employees hired prior to January 1, 2011 both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2012, the Savings Plan limits the annual additions that can be made to a participating employee's account to $50,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $17,000 per year. In addition, no more than $250,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $5,500 per year.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Committee Report

Our Board of Directors has established the HR&C Committee to assist it in matters pertaining to the employment and compensation of the President and CEO and executive officers and our employment and benefits programs in general.

The HR&C Committee is responsible for making recommendations to the Board of Directors regarding the compensation of the President and CEO and approves compensation of the other executive officers, including base salary, merit increases, incentive compensation and other compensation and benefits. Its responsibilities include reviewing our compensation strategy and its relationship to our goals and objectives as well as compensation at the other FHLBs and other similar financial institutions that involve similar duties and responsibilities.

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Amended Annual Report on Form 10-K for the year ended December 31, 2012.

The HR&C Committee:

Steven F. Rosenbaum, Chairman
Thomas M. Goldstein, Vice Chairman
Owen E. Beacom
John K. Reinke
Gregory A. White
Thomas L. Herlache, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2012.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [a]	All Other Compensation [b]	Total
			Short-Term	Long-Term
Matthew R. Feldman	2012	$720,000	$360,000	$348,840	$496,000	$15,000	$1,939,840
President and Chief Executive Officer	2011	695,000	474,824	606,596	409,000	14,700	2,200,120
	2010	650,000	—	—	248,000	14,700	912,700

Roger D. Lundstrom	2012	323,050	160,000	65,224	312,000	15,000	875,274
Executive Vice President and Chief Financial Officer	2011	295,000	98,323	124,047	472,000	14,700	1,004,070
	2010	295,000	125,000	442,500	217,000	14,700	1,094,200

Sanjay K. Bhasin	2012	421,200	200,000	85,040	177,000	15,000	898,240
Executive Vice President and Group Head, Members and Markets	2011	400,000	166,180	168,200	151,000	14,700	900,080
	2010	400,000	180,000	600,000	72,000	14,700	1,266,700

Michael A. Ericson [c]	2012	281,650	104,070	56,865	101,000	15,000	558,585
Executive Vice President & Chief Risk Officer	2011	270,000	89,991	113,535	88,000	14,700	576,226
	2010	270,000	150,000	540,000	36,000	14,700	1,010,700

John Stocchetti	2012	421,200	200,000	85,040	207,000	15,000	928,240
Executive Vice President and Group Head, Products, Operations and Technology	2011	400,000	133,320	168,200	143,000	11,025	855,545
	2010	400,000	180,000	600,000	83,000	11,025	1,274,025

[a]
The amount reported in this column represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2011 to December 31, 2012.  The change in value resulted primarily from a decrease from 4.4% to 4.01% in the discount rate used to calculate the present value of accrued benefits as further described in Retirement and Other Post-Employment Compensation Table and Narrative on page 113.   Adding another year of credited service as well as 2012 annual salary increases also contributed to the change in projected benefit amount.

[b]	Amounts reported for all other compensation consists of Bank contributions to employee 401(k) and BEP plans.

[c]	Mr. Ericson was not a named executive officer for 2011.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President's Incentive Compensation Plan and Executive Incentive Compensation Plan

Amounts awarded for 2012 to Mr. Feldman under the President's Incentive Compensation Plan and to the remaining NEOs under the Executive Incentive Compensation Plan are set forth below. For a description of how these awards were calculated see President's Incentive Compensation Plan on page 105 and Executive Incentive Compensation Plan on page 105.

Name	Salary	Short Term Award as a % of Salary	Short Term Award
Matthew Feldman	$720,000	50%	$360,000
Roger D. Lundstrom	323,050	50%	160,000
Sanjay K. Bhasin	421,200	47%	200,000
Michael A. Ericson	281,650	37%	104,070
John Stocchetti	421,200	47%	200,000

Key Employee Long Term Incentive Compensation Plan

The table below sets forth the potential and actual awards under 2010 to 2012 plan. For a description of how these awards were calculated see Key Employee Long Term Incentive Compensation Plan on page 105.

Name	Salary	Potential Long term Award as a % of Salary	Potential Award	Actual Long term Award as a % of Salary	Actual Award
Matthew R. Feldman	$720,000	100%	$720,000	48%	$348,840
Roger D. Lundstrom	323,050	50%	161,525	20%	65,224
Sanjay K. Bhasin	421,200	50%	210,600	20%	85,040
Michael A. Ericson	281,650	50%	140,825	20%	56,865
John Stocchetti	421,200	50%	210,600	20%	85,040

Grants of Plan-Based Awards

The table below describes the potential NEO awards under the President's Incentive Compensation Plan and the Executive Incentive Compensation Plan for the plan period covering January 1, 2012, through December 31, 2012, and the Key Employee Long Term Incentive Compensation Plan for the plan period covering January 1, 2012 through December 31, 2014. See Short-Term Incentive Plans on page 103 and Key Employee Long Term Incentive Compensation Plan on page 105 for a description of the performance criteria under these plans.

	Short-Term 2012 Estimated Future Payouts		Long-Term 2012 - 2014 Estimated Future Payouts
Name	Target	Maximum	Target [a]	Maximum
Matthew R. Feldman	$216,000	$360,000	$216,000	$360,000
Roger D. Lundstrom	64,610	129,220	64,610	129,220
Sanjay K. Bhasin	84,240	168,480	84,240	168,480
Michael A. Ericson	56,330	112,660	56,330	112,660
John Stocchetti	84,240	168,480	84,240	168,480

[a]
In estimating the maximum payout, we have utilized current base salaries for 2012. The actual payout will be based upon base salaries in effect at the end of the performance period which is December 31, 2014.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew R. Feldman [a]	Pension	8.75	$552,000	$—
	BEP	8.75	1,077,000	—
Roger D. Lundstrom	Pension	28.33	1,402,000	—
	BEP	28.33	574,000	—
Sanjay K. Bhasin	Pension	8.08	278,000	—
	BEP	8.08	247,000	—
Michael A. Ericson	Pension	7.42	227,000	—
	BEP	7.42	68,000	—
John Stocchetti	Pension	5.75	312,000	—
	BEP	5.75	263,000	—

[a]	At December 31, 2012 the additional present value of accrued benefits due Mr. Feldman under section (7)(b)(vi) of his employment agreement is $1,317,000.

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 107. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant's accumulated benefit is calculated as of December 31, 2012 and 2011. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by 50% of the qualified Pension Plan benefit valued using the 2000 RP Mortality table (static mortality table for lump sums) and 50% of the qualified Pension Plan benefit is valued using the 2000 RP Mortality table (generational mortality table for annuities) valued at an interest rate of 4.05% as of December 31, 2012 and a 4.40% interest rate as of December 31, 2011.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2012 accumulated benefit and the present value of the December 31, 2011 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The nonqualified Benefit Equalization Plan benefit is valued using the 2000 RP Mortality table (uses generational mortality table only) at an interest rate of 4.01% as of December 31, 2012 and an interest rate of 4.45% as of December 31, 2011.

The difference between the present value of the December 31, 2012 accumulated benefit and the present value of the December 31, 2011 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY		Registrant Contributions in Last FY	Aggregate Earnings in Last FY [b]	Aggregate Withdrawals/ Distributions [c]	Aggregate Balance of All Plans at Last FYE
Matthew R. Feldman	BEP	$28,200		$—	$166	$—	$145,000
	PICP	—		—	327	(118,870)	118,870
	LTIP	—		—	—	—	—
Roger D. Lundstrom	BEP	43,935		2,958	455	—	357,398
	EICP	—		—	119	(55,949)	24,614
	LTIP	—		—	244	(147,896)	—
Sanjay K. Bhasin	BEP	40,600	[d]	4,576	200	—	164,311
	EICP	—		—	189	(86,723)	41,602
	LTIP	—		—	331	(200,538)	—
Michael A. Ericson	BEP	2,645		337	28	—	23,186
	EICP	—		—	124	(60,130)	22,579
	LTIP	—		—	—	—	—
John Stocchetti	BEP	165,310	[e]	5,901	506	—	403,452
	EICP	—		—	167	(78,497)	33,376
	LTIP	—		—	331	(200,538)	—

[a]	PICP: President's Incentive Compensation Plan. EICP: Executive Incentive Compensation Plan.
LTIP: Key Employee Long Term Incentive Compensation Plan.
The table above includes salary reduction contributions by our NEOs, and matching Registrant Contributions by the Bank under the Benefit Equalization Plan. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 109.

[b]	Not included in 2012 compensation as rate paid was not above a market rate.

[c]	Represents previously deferred amounts for 2010 - 2011 awards under the EICP and LTIP plans that were distributed in 2012.

[d]	Includes voluntary EICP deferral of $15,657.

[e]	Includes voluntary EICP deferral of $27,927 and voluntary LTIP deferral of $92,102.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Potential Payments Upon Termination Table

Name	Severance	Short-Term Incentive Plan Payment	Long-Term Incentive Plan Payment	Health Care	Total
Matthew R. Feldman	$720,000	$216,000	$432,000	$10,048	$1,378,048
Roger D. Lundstrom	646,100	64,610	80,763	23,653	815,126
Sanjay K. Bhasin	421,200	84,240	105,300	15,776	626,516
Michael A. Ericson	281,650	56,330	70,413	15,776	424,169
John Stocchetti	421,200	84,240	105,300	15,776	626,516

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2012 under certain conditions. For purposes of calculating the severance benefit outlined in the table, we have assumed that Mr. Feldman was terminated by us other than for cause or that he terminated his employment for good reason and he would receive the termination payments outlined in his employment agreement and continued Bank-subsidized health care coverage. With respect to Mr. Lundstrom, Mr. Bhasin, Mr. Ericson and Mr. Stocchetti, we have assumed that their employment was terminated by us other than for cause, including a constructive discharge, and these NEOs would receive the termination payments outlined in the Employee Severance Plan and continued Bank-subsidized health care coverage. See Severance Arrangements on page 107.

We have also assumed that the payments under the President's Incentive Compensation Plan and Executive Incentive Compensation Plan would be at the applicable target amount for that plan. With respect to the Key Employee Long Term Incentive Compensation Plan, we have assumed that the termination of employment either (1) was in connection with a change-of-control or (2) was made by the executive for good reason. In these instances, an executive officer is vested in their potential award for plan periods ending in the year of termination. In this case, we have assumed the applicable plan period would be 2010 to 2012 with an award at the target amount.

In addition to the amounts indicated above, our NEOs are entitled to receive benefits under the Benefit Equalization Plan and the Pension Plan in accordance with the terms of those plans.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

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

In connection with setting Director compensation for 2012, our Board of Directors decided to maintain compensation levels at the same amounts as the prior three years through June 30, 2012 because the Directors believed further improvement of the Bank should occur prior to increasing director compensation. After considering the recent accomplishments of the Bank and the increasing director compensation trends within the FHLB System, effective July 1, 2012, the Board approved increases to director compensation as follows:

	Total Annual Compensation on or before June 30, 2012	Total Annual Compensation effective July 1, 2012
Chairman of the Board	$60,000	$90,000
Vice-chairman of the Board	55,000	80,000
Chairman of the Audit Committee	55,000	80,000
Other Committee Chairman	50,000	75,000
All other Directors	45,000	70,000

In addition, the Board adopted a revised compensation policy, effective as of October 1, 2012, under which total annual director compensation is paid as a combination of a quarterly retainer at the end of each quarter and per meeting fees but did not change the total annual compensation award opportunity for each director. The following table sets forth how fees are paid on an annual basis under the revised policy.

Position	Maximum Total Quarterly Retainers	Maximum Total Meetings Fees	Maximum Total Annual Compensation
Chairman of the Board	$45,000	$45,000	$90,000
Vice-chairman of the Board	40,000	40,000	80,000
Chairman of the Audit Committee	40,000	40,000	80,000
Other Committee Chairman	37,500	37,500	75,000
All other Directors	35,000	35,000	70,000

If a director does not fulfill his or her responsibility by meeting certain performance and attendance criteria set forth in the revised policy, the director's compensation will be less than the maximum amounts shown above. No additional meeting fees will be paid to any director for their participation in any other special meetings or events on behalf of the Board. The Bank reimburses directors for necessary and reasonable travel and related expenses associated with meeting attendance in accordance with the Bank's employee reimbursement policy.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee reviewed Director performance, as required by the revised policy, and determined that all directors serving during 2012 met the criteria necessary to receive their quarterly retainer fees. Per meeting fees reflect actual attendance by the Directors. The table below sets forth Director Compensation for 2012.

Name	2012 Total Fees Earned
Thomas L. Herlache - Chair	$73,393
Steven F. Rosenbaum - Vice Chair	67,500
Diane M. Aigotti	57,500
Owen E. Beacom	57,500
Edward P. Brady	57,500
Mary J. Cahillane	57,500
Mark J. Eppli	55,312
Thomas M. Goldstein	62,500
Arthur E. Greenbank	57,500
Roger L. Lehmann	62,500
E. David Locke	62,500
John K. Reinke	46,250
Leo J. Ries	57,500
William W. Sennholz - Audit Committee Chair	63,500
Michael G. Steelman	62,500
Gregory A. White	57,500
Total	$958,455

In setting Director compensation for 2013, our Board of Directors decided to maintain compensation levels at the same amounts as 2012.

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

Compensation Committee Interlocks and Insider Participation

No member of our HR&C Committee has at any time been an officer or employee of the Bank. None of our executive officers has served or is serving on the Board of Directors or the compensation committee of any entity whose executive officers served on our HR&C Committee or Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members are for the election of our directors, as more fully discussed in 2012 Director Election on page 94.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock as of February 28, 2013:

	Regulatory Capital Stock	% of Total
BMO Harris Bank N.A. [a] 111 West Monroe Street Chicago, Illinois 60690	$210	14%
The Northern Trust Company 50 South LaSalle Street Chicago, Illinois 60603	135	9%
Associated Bank, N. A. 200 North Adams Street Green Bay, Wisconsin 54301	82	5%

[a]
On July 5, 2011, M&I Marshall & Ilsley Bank merged into Harris National Association and the name was changed to BMO Harris Bank National Association. This was an in-district merger, and no stock was reclassified to MRCS.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank as of February 28, 2013. Independent directors do not control any capital stock of the Bank.

Institution and Address	Director Name	Capital Stock	Percent of Total Outstanding Capital
Baylake Bank 217 North 4th Avenue Sturgeon Bay, WI 54235	Thomas L. Herlache	$3.6	0.23%
McFarland State Bank 5990 Highway 51 McFarland, WI 53558	E. David Locke	2.3	0.15%
Prospect Federal Savings Bank 11139 South Harlem Avenue Worth, IL 60482	Steven F. Rosenbaum	2.1	0.14%
Forward Financial Bank 207 W. 6th Street Marshfield, WI 54449	William W. Sennholz	1.5	0.10%
First Bankers Trust Company, N.A. 1201 Broadway Quincy, IL 62301	Arthur E. Greenbank	1.5	0.09%
CNB Bank & Trust N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	1.5	0.09%
First Bank & Trust 820 Church Street Evanston, IL 60201	Owen E. Beacom	1.4	0.09%
The Stephenson National Bank & Trust 1820 Hall Ave. Marinette, WI 54143	John K. Reinke	0.8	0.05%
The Harvard State Bank 35 North Ayer Street Harvard, IL 60033	Roger L. Lehmann	0.8	0.05%
Farmers & Merchants State Bank of Bushnell 484 E. Main St. Bushnell, IL 61422	Michael G. Steelman	0.1	0.01%
Total Directors as a group		$15.6	1.00%

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

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or executive officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 93. We have seven independent directors and ten member directors currently serving on our Board.

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

During 2012, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

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

See Information Regarding Current Directors of the Bank on page 94 for more information on our current directors. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

FHFA Regulations Regarding Independence

The FHFA director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Relationships considered disqualifying by the FHFA include: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. Our Board of Directors assesses the independence of each director under the FHFA's independence standards, regardless of whether he or she serves on the Audit Committee. Our Board of Directors determined that all of our directors are independent under these criteria.

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

Applying the NYSE independence standards to our member directors, our Board determined that only member directors Ashworth, Beacom, Lehmann, Reinke, Rosenbaum, Sennholz, and Steelman did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these current member directors meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors is independent under the NYSE independence standards.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been billed by our external accounting firm:

For the Years Ended December 31, (in thousands)	2012	2011
Audit fees	$640	$801
Audit related fees	61	68
Total fees	$701	$869

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART IV
Item 15.     Exhibits, Financial Statements Schedules.

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 14, 2013 or, as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports, copies of which may be obtained by going to the SEC's website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital plan of the Federal Home Loan Bank of Chicago [c]
10.1.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [d]
10.1.2	First Amendment to Sublease Agreement, dated January 26, 2010 [e]
10.2	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [d]
10.3	Advances, Collateral Pledge, and Security Agreement [l]
10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [a]
10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [a]
10.6.1	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement, dated September 15, 2000 [a]
10.6.2	First Amendment to Liquidity Option and Master Participation Agreement, dated April 16, 2001 [a]
10.6.3	Second Amendment to Liquidity Option and Master Participation Agreement, dated January 22, 2004 [a]
10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [g]
10.8	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2011 [h]
10.9.1	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, effective January 1, 2012 [f]
10.9.2	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, dated January 21, 2003 [a]
10.9.3	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, effective January 1, 2011 [h]
10.10.1	Federal Home Loan Bank of Chicago Executive Incentive Compensation Plan, effective January 1, 2012 [f]
10.10.2	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 [i]
10.11	Federal Home Loan Bank of Chicago Executive Incentive Compensation Plan, dated January 26, 2010 [j]
10.12	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 [a]
10.13	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, dated December 19, 2008 [i]
10.14	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 [k]
10.15	Federal Home Loan Bank of Chicago Board of Directors 2011 Compensation Policy [l]
10.16	Federal Home Loan Bank of Chicago 2012 Board of Directors Compensation Policy, effective January 1, 2012[c]
10.17	Federal Home Loan Bank of Chicago 2012 Board of Directors Compensation Policy, effective July 1, 2012
10.18	Federal Home Loan Bank of Chicago 2012 Board of Directors Compensation Policy, effective October 1, 2012
10.19	Federal Home Loan Bank of Chicago 2013 Board of Directors Compensation Policy
10.20	Joint Capital Enhancement Agreement, as amended August 5, 2011 [m]
14	The Federal Home Loan Bank of Chicago Code of Ethics [n]
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

[a]	Filed with our Form 10 on December 14, 2005

[b]	Filed with our 8-K Current Report on December 20, 2011

[c]	Filed with our 2011 Form 10-K on March 16, 2012

[d]	Filed with our 8-K Current Report on January 15, 2009

[e]	Filed with our 8-K Current Report on February 1, 2010

[f]	Filed with our 2012 2nd Quarter Form 10-Q on August 10, 2012

[g]	Filed with our 8-K Current Report on June 28, 2006

[h]	Filed with our 8-K Current Report on January 7, 2011

[i]	Filed with our 2008 Form 10-K on March 20, 2009

[j]	Filed with our 2009 Form 10-K on March 18, 2010

[k]	Filed with our 2007 1st Quarter Form 10-Q on May 11, 2007

[l]	Filed with our 2010 Form 10-K on March 17, 2011

[m]	Filed with our 8-K Current Report on August 5, 2011

[n]	Published on our website at http://www.fhlbc.com/OurCompany/Pages/federal-home-loan-bank-chicago-governance.aspx

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

CEDA: Community Economic Development Advance Program.

CFI: Community Financial Institution - Defined as FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation.

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

Consolidated Obligations (CO): FHLB debt instruments (bonds and discount notes) which are the joint and several liability of all FHLBs; issued by the Office of Finance.
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

HARP: Home Affordable Refinance Program.

Housing Act: Housing and Economic Recovery Act of 2008, enacted July 30, 2008.

HR&C Committee: Human Resources and Compensation Committee.

HUD: Department of Housing and Urban Development.

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

Lead Bank: MPF Bank selling interests in MPF Loans.

LIBOR: London Interbank Offered Rate.

LTV: Loan-to-value ratio.

Master Commitment (MC): Pool of MPF Loans purchased or funded by an MPF Bank.

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

OIS: Overnight Indexed Swap.

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

PMI: Primary Mortgage Insurance

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

REO: Real estate owned.

Repurchase Plan: Our plan to repurchase the excess capital stock of current members over time, as approved by the FHFA on December 22, 2011. The plan terminated by its terms effective upon our repurchase of excess capital stock on May 15, 2012.

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

TLGP: The FDIC's Temporary Liquidity Guarantee Program.

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago

2012 Annual Financial Statements and Notes

Federal Home Loan Bank of Chicago

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the “Bank”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Chicago, IL
March 14, 2013

Federal Home Loan Bank of Chicago

Statements of Condition
(Dollars in millions, except capital stock par value)

	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$3,564	$1,002
Federal Funds sold	—	950
Securities purchased under agreements to resell	6,500	825
Investment securities -
Trading, $0 and $15 pledged	1,229	2,935
Available-for-sale, $0 and $14 pledged	23,454	24,316
Held-to-maturity, $0 and $490 pledged, $10,482 and $12,131 at fair value	9,567	11,477
Total investment securities	34,250	38,728
Advances, $9 and $9 carried at fair value	14,530	15,291
MPF Loans held in portfolio, net of allowance for credit losses of $(42) and $(45)	10,432	14,118
Accrued interest receivable	116	153
Derivative assets	47	40
Software and equipment, net of accumulated amortization/depreciation of $(157) and $(143)	32	38
Other assets	113	110
Total assets	$69,584	$71,255
Liabilities
Deposits - interest bearing	$728	$535
Deposits - non-interest bearing	88	113
Total deposits	816	648
Securities sold under agreements to repurchase	—	400
Consolidated obligations, net -
Discount notes, $0 and $11,466 carried at fair value	31,260	25,404
Bonds, $1,251 and $2,631 carried at fair value	32,569	39,880
Total consolidated obligations, net	63,829	65,284
Accrued interest payable	156	203
Mandatorily redeemable capital stock	6	4
Derivative liabilities	82	206
Affordable Housing Program assessment payable	78	61
Other liabilities	169	157
Subordinated notes	1,000	1,000
Total liabilities	66,136	67,963
Commitments and contingencies - Note 19
Capital
Class B-1 Capital stock - putable $100 par value - 1 million shares issued and outstanding at December 31, 2012	122
Class B-2 Capital stock - putable $100 par value - 15 million shares issued and outstanding at December 31, 2012	1,528
Total Capital stock - putable $100 par value - 16 million shares issued and outstanding at December 31, 2012, and 24 million shares issued and outstanding at December 31, 2011	1,650	2,402
Retained earnings - unrestricted	1,584	1,289
Retained earnings - restricted	107	32
Total retained earnings	1,691	1,321
Accumulated other comprehensive income (loss)	107	(431)
Total capital	3,448	3,292
Total liabilities and capital	$69,584	$71,255

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income
(Dollars in millions)

For the years ended December 31,	2012	2011	2010
Interest income	$1,916	$2,244	$2,774
Interest expense	1,344	1,707	1,997
Net interest income before provision for credit losses	572	537	777
Provision for credit losses	9	19	21
Net interest income	563	518	756

Non-interest gain (loss) on -
Total other-than-temporary impairment	(2)	(17)	(42)
Net non-credit portion reclassified to (from) statements of comprehensive income	(13)	(51)	(121)
Net other-than-temporary impairment (OTTI) charges, credit portion	(15)	(68)	(163)
Trading securities	(43)	(61)	(17)
Sale of available-for-sale securities	—	—	10
Derivatives and hedging activities	(1)	70	52
Instruments held under fair value option	2	(12)	8
Early extinguishment of debt	—	(20)	(30)
Other, net	22	28	13
Total non-interest gain (loss)	(35)	(63)	(127)

Non-interest expense -
Compensation and benefits	54	59	66
Other operating expenses	37	35	39
FHFA	7	11	4
Office of Finance	4	4	4
Other community investment	—	50	—
Other	9	25	18
Total non-interest expense	111	184	131

Income before assessments	417	271	498

Assessments -
Affordable Housing Program	42	30	41
Resolution Funding Corporation	—	17	91
Total assessments	42	47	132

Net income	$375	$224	$366

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income
(Dollars in millions)

For the years ended December 31,	2012	2011	2010
Net income	$375	$224	$366

Other comprehensive income -
Net unrealized gain (loss) on available-for-sale securities
Unrealized gains (losses)	463	365	178
Reclassification of net realized (gains) losses to net income	—	—	(10)
Total net unrealized gain (loss) on available-for-sale securities	463	365	168
Net unrealized gain (loss) on held-to-maturity securities [a]
Reclassification to net income	2	3	14
Total net unrealized gain (loss) on held-to-maturity securities	2	3	14
Non-credit OTTI on available-for-sale securities
Net change in fair value	18	2	14
Reclassification of net non-credit portion to (from) statements of income	—	6	7
Total non-credit OTTI on available-for-sale securities	18	8	21
Non-credit OTTI on held-to-maturity securities
Reclassification of net non-credit portion to (from) statements of income	13	45	114
Accretion of non-credit portion to HTM asset	72	119	179
Total non-credit OTTI on held-to-maturity securities	85	164	293
Net unrealized gain (loss) on hedging activities
Unrealized gains (losses)	(25)	(440)	(301)
Reclassification of net realized (gains) losses to net income	(4)	(48)	(19)
Total net unrealized gain (loss) on hedging activities	(29)	(488)	(320)
Post retirement plans - reclassification to net income	(1)	—	(1)
Total other comprehensive income	538	52	175

Total comprehensive income	$913	$276	$541

[a]	This item relates to the amortization of fair value adjustments from a 2007 transfer at fair value of available-for-sale securities to held-to-maturity securities.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital
(Dollars and shares in millions except per share amounts in dollars per share)

	Capital Stock - Putable			Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares [a]	Par Value		Unrestricted	Restricted	Total
Balance, December 31, 2009	23	$2,328		$708	$—	$708	$(658)	$2,378
July 1, 2010 cumulative effect adjustment				25	—	25	—	25
Comprehensive income				366	—	366	175	541
Proceeds from issuance of capital stock	1	70						70
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(65)						(65)
Balance, December 31, 2010	23	$2,333		$1,099	$—	$1,099	$(483)	$2,949
Comprehensive income				192	32	224	52	276
Proceeds from issuance of capital stock	1	75						75
Capital stock reclassified to mandatorily redeemable capital stock	—	(6)						(6)
Cash dividends on capital stock ($0.10)				(2)		(2)		(2)
Balance, December 31, 2011	24	$2,402	[b]	$1,289	$32	$1,321	$(431)	$3,292
Comprehensive income				300	75	375	538	913
Proceeds from issuance of capital stock	2	191						191
Repurchases of capital stock	(9)	(886)						(886)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(57)						(57)
Cash dividends on capital stock ($0.25)				(5)		(5)		(5)
Balance, December 31, 2012	16	$1,650		$1,584	$107	$1,691	$107	$3,448

[a]	Excludes outstanding shares reclassified to mandatorily redeemable capital stock.

[b]	On January 1, 2012 Capital Stock, shares and par value, were converted to B-1 and B-2 shares under our new capital plan.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows
(Dollars in millions)

	For the years ended December 31,	2012	2011	2010
Operating	Net income	$375	$224	$366
	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
	Depreciation and amortization	130	171	165
	Change in net fair value on derivatives and hedging activities	(187)	(1,211)	(163)
	Change in net fair value on trading securities	43	61	17
	Change in net fair value on assets and liabilities held under the fair value option	(2)	12	(8)
	Realized losses on other-than-temporarily impaired securities	15	68	163
	Other adjustments, incl. $0, $17, and $5 from losses (gains) on early extinguishment of debt transferred to other FHLBs	18	64	63
	Net change in -
	Accrued interest receivable	4	(17)	(15)
	Other assets	(74)	(77)	(104)
	Accrued interest payable	(47)	(83)	(96)
	Other liabilities	12	36	56
	Total adjustments	(88)	(976)	78
	Net cash provided by (used in) operating activities	287	(752)	444

Investing	Net change Federal Funds sold	950	2,068	(2,628)
	Net change securities purchased under agreements to resell	(5,675)	3,400	(1,900)
	Advances -
	Principal collected	212,414	88,698	90,265
	Issued	(211,664)	(85,118)	(85,058)
	MPF Loans held in portfolio -
	Principal collected	3,670	4,145	5,514
	Purchases	(73)	(56)	(50)
	Trading securities -
	Proceeds from maturities, sales, and paydowns	4,459	3,595	117
	Purchases	(2,796)	(4,944)	—
	Held-to-maturity securities [a]-
	Short-term held-to-maturity securities, net	(411)	170	(263)
	Proceeds from maturities	2,458	2,319	3,185
	Purchases	(19)	(1,042)	(3,224)
	Available-for-sale securities -
	Proceeds from maturities and sales	1,423	1,120	1,272
	Purchases	—	(70)	(5,864)
	Proceeds from sale of foreclosed assets	68	68	112
	Capital expenditures for software and equipment	(8)	(8)	(5)
	Net cash provided by (used in) investing activities	4,796	14,345	1,473

Federal Home Loan Bank of Chicago

Financing	Net change deposits	168	(171)	(182)
	Maturities of securities sold under agreements to repurchase	(400)	(800)	—
	Net proceeds from issuance of consolidated obligations -
	Discount notes	554,365	646,974	1,237,058
	Bonds	46,649	36,067	53,754
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(548,510)	(639,985)	(1,240,774)
	Bonds, including $0, $0, and ($162) transferred to other FHLBs	(53,961)	(54,387)	(54,265)
	Net proceeds (payments) on derivative contracts with financing element	(77)	(112)	(118)
	Proceeds from issuance of capital stock	191	75	70
	Repurchase or redemption of capital stock	(886)	—	—
	Redemptions of mandatorily redeemable capital stock	(55)	(532)	(1)
	Cash dividends paid	(5)	(2)	—
	Net cash provided by (used in) financing activities	(2,521)	(12,873)	(4,458)
	Net increase (decrease) in cash and due from banks	2,562	720	(2,541)
	Cash and due from banks at beginning of year	1,002	282	2,823
	Cash and due from banks at end of year	$3,564	$1,002	$282

Supplemental	Interest paid	$1,210	$1,686	$2,064
	Affordable Housing Program assessments paid	25	13	15
	Resolution Funding Corporation assessments paid	—	50	42
	Capital stock reclassified to mandatorily redeemable capital stock	57	6	65
	Transfer of MPF Loans to real estate owned	107	70	123
	Transfer from held-to-maturity securities to trading securities	—	—	390

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 - Background and Basis of Presentation

The Federal Home Loan Bank of Chicago a is a federally chartered corporation and one of 12 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System).  The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership.  The FHLBs are regulated by the Federal Housing Finance Agency (FHFA), an independent federal agency. We provide credit to members principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program b.

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

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). Amounts in prior periods may be reclassified to conform to the current presentation and if material are disclosed in the following notes. We adopted the new Financial Accounting Standards Board (FASB) guidance on the presentation of comprehensive income that was issued in June of 2011 effective January 1, 2012. Specifically, we adopted this guidance on a retrospective basis and elected to present comprehensive income in two separate consecutive statements. The new guidance did not change the items that are currently reported in our other comprehensive income or when an item of other comprehensive income must be reclassified into net income. As a result, the effect of the new guidance on our financial statements is limited to how we present our financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these assumptions and estimates apply to the following:

•	Determination of other-than-temporary impairments of securities;

•	Allowance for credit losses; and

•	Fair value measurements. See Note 2 - Summary of Significant Accounting Policies and Note 18 - Fair Value Accounting for more information.

Actual results could differ from these assumptions and estimates.

[a]	Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

[b]	“Mortgage Partnership Finance”, “MPF”, and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Consolidation of Variable Interest Entities
We do not consolidate any of our investments in variable interest entities. Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities (MBS), and Family Federal Education Loan Program (FFELP) asset backed securities (ABS). We have evaluated our investments in variable interest entities as of the periods presented to determine whether or not we are a primary beneficiary in any of them. The primary beneficiary is required to consolidate a variable interest entity. The primary beneficiary is the enterprise that has both of the following characteristics:

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 - Summary of Significant Accounting Policies

Fair Value Measurement

We record trading securities, AFS securities, derivative assets, and derivative liabilities at fair value. We also carry advances and consolidated obligations at fair value when we elect the fair value option for them. The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures, have been determined by us using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at December 31, 2012, and 2011. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below, and other methods, are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on estimated fair value. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

In May of 2011, the FASB issued amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments serve to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, or change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments became effective on a prospective basis January 1, 2012. Upon adoption, we elected the “portfolio exception” for purposes of determining the nonperformance risk adjustment, if any, to the fair value of our derivative instruments. The “portfolio exception” allows for the nonperformance risk adjustment to the fair value of our derivative assets and derivative liabilities to be measured based on the net counterparty position (i.e. the price that would be received to sell a net long position or transfer a net short position for a particular credit risk exposure), rather than the individual values of financial instruments within the portfolio (i.e., the gross position). The new guidance did not have a material effect on our operating activities and financial statements at the time of adoption. Refer to Note 18 - Fair Value Accounting for the new disclosures.

Cash and Due from Banks

Cash and due from banks substantially consists of unrestricted reserves at the Federal Reserve Bank of Chicago.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Investment Securities

We maintain a portfolio of investment securities for liquidity and asset-liability management purposes and to provide additional earnings. Purchases and sales of securities are recorded on a trade date basis. We determine and document the classification of the security as trading, Available-for-Sale (AFS), or Held-to-Maturity (HTM) at acquisition. Securities classified as trading are held for liquidity purposes. Pursuant to FHFA regulations and our internal policies, we are prohibited from investing in financial instruments for speculative purposes, thus for cash flow statement purposes, we treat trading securities as an investing activity. Classification as HTM requires that we have both the intent and ability to hold the security to maturity. Investment securities not classified as either trading or HTM are classified as AFS. The sale or transfer of an HTM security due to changes in circumstances as permitted under GAAP, such as evidence of significant deterioration of the issuer's creditworthiness, changes in regulatory requirements or accounting standards, is considered to be consistent with its original classification. Otherwise, transfers of investment securities from the HTM category are not permitted. Transfers of investment securities in to or out of our trading category are rare. We did not make any such transfers in 2012 or 2011. However, we transferred $390 million of HTM MBS to trading securities as a result of adopting new accounting guidance effective July 1, 2010. Specifically, in March of 2010, the FASB issued amendments clarifying what constitutes the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. Entities were permitted to irrevocably elect the fair value option for any beneficial interest in a securitized financial asset upon adoption. Effective July 1, 2010, we elected to adopt the fair value option for certain government agency held-to-maturity MBS with a carrying amount of $390 million to enable their inclusion in regulatory liquidity requirement calculations.  Consistent with the original accounting transition guidance for fair value option accounting, these MBS were reclassified from held-to-maturity securities to trading securities with subsequent changes in fair value immediately recognized into earnings. Also consistent with the original accounting transition guidance for fair value option accounting, election of the fair value option for these held-to-maturity MBS did not impact the remaining held-to-maturity investment portfolio. The difference between the amortized cost and fair value of these MBS resulted in a cumulative effect adjustment of a $25 million gain, which was recorded as an increase to our beginning July 1, 2010 retained earnings and had no impact on our AHP or REFCORP expense or accruals. None of the MBS in which we elected the fair value option were considered impaired, and accordingly, no credit impairment write-down was recognized into earnings at the time of adoption.

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

OTTI Credit Loss:

If a credit loss exists, we use our best estimate of the present value of cash flows expected to be collected from the investment security. The discount rate for a fixed-, variable-, or adjustable-rate security is effectively derived from the interest rate that was used to project the cash flows expected to be collected on that security in order to isolate the impairment loss due to credit deterioration by mitigating the effects of future changes in interest rates. The difference between the present value of the cash flows expected to be collected and the amortized cost basis represents the amount of credit loss, if any. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment. That new amortized cost basis is not adjusted for subsequent recoveries in fair value. However, the amortized cost basis is adjusted for accretion and amortization as discussed below. Refer to Note 5 - Investment Securities for further details of our OTTI analysis.

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

We offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we may exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate.

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

We place a financing receivable on nonaccrual status if it is determined that either (1) the collection of contractual interest or principal is doubtful, or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection. For example, we do not place conventional MPF Loans over 90 days delinquent on nonaccrual status when losses are not expected to be incurred, as a result of the PFI's assumption of credit risk on conventional MPF Loans. In cases where a borrower is in bankruptcy, we place conventional MPF Loans on nonaccrual status within 60 days of receipt of the notification of filing from the bankruptcy court, unless it can be clearly demonstrated and documented that repayment is likely to occur. If a financing receivable is placed on nonaccrual status, accrued but uncollected interest is reversed and charged against interest income.

A conventional MPF Loan is considered an "actual/actual loan" when the PFI remits payments to us only as they receive payments from the borrower. In such cases, cash payments received on nonaccrual status loans are applied to principal and interest as specified in the contractual agreement unless the collection of the remaining contractual principal amount due is considered doubtful. Under such circumstances, cash payments are applied solely to principal until the remaining principal amount due is expected to be collected, then as a recovery of any charge-off (if applicable) and then as interest income.

A conventional MPF Loan is considered a "scheduled/scheduled loan" when the PFI remits payments to us when the payment is due on a conventional MPF Loan whether or not the borrower has actually paid. In such cases cash payments received on nonaccrual status loans that relate to contractual interest are recorded as a payable to the PFI rather than interest income. This is because realization of the interest is not reasonably assured. The cash payments that relate to contractual principal received from the PFI are applied to the unpaid principal balance. The amount due to the PFI is established as a payable when the scheduled/scheduled loan is liquidated from Real Estate Owned (REO) as the difference between the cash received upon liquidation and carrying amount of the REO.

A financing receivable on nonaccrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and we expect repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

A financing receivable that is on nonaccrual status and that is considered collateral-dependent is measured for impairment based on the fair value of the underlying collateral less estimated selling costs. A financing receivable would be considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying collateral. In the case of conventional MPF Loans, this occurs when there is insufficient credit enhancements under the master commitment from the PFI to recover the recorded investment in that conventional MPF Loan plus estimated selling costs, when the fair value of the underlying collateral less estimated selling costs is less than the recorded investment in that conventional MPF Loan, and when any one of the following circumstances exist:

•	Foreclosure is considered probable.

•	The conventional MPF Loan is 180 days or more past due.

•	In cases where a borrower is in bankruptcy, within 60 days of receipt of the notification of filing from the bankruptcy court.

•	When the conventional MPF Loan represents a troubled debt restructuring (as defined below).

We evaluate whether to record a charge-off on a financing receivable to its allowance for credit losses, if any, upon the occurrence of a confirming event. In the case of conventional MPF Loans, confirming events include the occurrence of an in-substance foreclosure (which occurs when the PFI takes physical possession of real estate without having to go through formal foreclosure procedures) or actual foreclosure. A charge-off is recorded if the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment in the conventional MPF Loan after considering the MPF Risk Sharing Structure. See Note 8 - Allowance for Credit Losses for a discussion of how the MPF Risk Sharing Structure is factored into our determination of the allowance for credit losses.

We consider a troubled debt restructuring of a financing receivable to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties.  We record troubled debt restructurings on the consummation date, which is the inception of the trial period for troubled debt restructurings involved in our modification program for conventional MPF Loans. We place conventional MPF Loans that are deemed to be troubled debt restructurings as a result of our modification program on nonaccrual status when payments are 60 days or more past due. Conventional MPF Loans that are deemed to be troubled debt restructurings as a result of a Chapter 7 bankruptcy filing were placed on nonaccrual within 60 days of receipt of the notification of filing from the bankruptcy court.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

An MPF Loan involved in a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. As discussed above, we use the collateral dependent method to measure credit loss, which is the difference between the recorded investment in the MPF Loan and its fair value less estimated selling costs. Refer to Note 8 - Allowance for Credit Losses for further details.

Real Estate Owned

REO is recorded in other assets in the statements of condition. REO includes the underlying properties that collateralized conventional and government MPF Loans that have been received in satisfaction of such MPF Loans or as a result of actual foreclosures and in-substance foreclosures of MPF Loans. REO received in satisfaction of conventional MPF Loans is initially recorded at fair value less estimated selling costs. Subsequently REO is recorded at the lower of cost or fair value less estimated selling costs. Any subsequent realized gains and losses are included in other non-interest expense in the statements of income. Specifically, upon liquidation of REO related to an actual/actual loan, the PFI funds any shortfalls in contractual principal and interest on the loan. We record such cash received from the PFI as a payable to the PFI rather than as a gain on the sale of REO and/or interest income. Upon liquidation from REO related to a scheduled/scheduled loan, the PFI remits the unpaid principal balance on the loan. We record such cash received from the PFI as a payable to the PFI rather than as a gain on the sale of REO. Upon final settlement with the PFI, which factors in all closing costs, remaining credit enhancements and, if applicable, repurchases by the PFI if a breach of a representation or warranty has occurred, the payable to the PFI is adjusted and payment is made to the PFI, as appropriate, to settle the payable. REO received in settlement of government MPF Loans is initially recorded at fair value, which is equal to the recorded investment in the government MPF Loan since repayment is insured or guaranteed. No selling costs are accrued since such costs also are covered under the insurance or guarantee.

Derivatives

All derivatives are recognized on the statements of condition at fair value and are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with either a recognized asset or liability or stream of variable cash flows (a cash flow hedge); or (3) an economic hedge that does not qualify for derivative hedge accounting. Refer to Note 9 - Derivatives and Hedging Activities for additional disclosures.

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

We assess hedge effectiveness primarily under the long-haul method. However, in cases where all conditions are met, we assess hedge effectiveness using the shortcut method. Under the shortcut method we periodically review each hedge relationship to ensure that none of the critical terms of the interest rate swap and hedged item have changed. We also assess the ongoing credit risk of our derivative counterparty. Provided that no critical terms have changed and the derivative counterparty is expected to perform, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. If all the criteria are met, we apply the shortcut method to a qualifying fair value hedge when the relationship is designated on the trade date of both the interest rate swap and the hedged item (for example, advances or consolidated obligation bonds are issued), even though the hedged item is not recognized for accounting purposes until the transaction settlement date.

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

Delivery Commitments - Delivery Commitments are considered derivatives. Accordingly, we record a Delivery Commitment at fair value as a derivative asset or derivative liability, with changes in fair value recognized in derivatives and hedging activities. When the Delivery Commitment settles, the current fair value is included in the carrying amount of the MPF Loans, whenever applicable. In the case of an MPF Loan held for investment, the adjustment is amortized using the interest method over the contractual life of the MPF Loan in interest income. In the case of MPF Loans under the MPF Xtra product, the adjustment to the basis is offset by a corresponding adjustment to the sales price that is associated with the fair value change to the sales Delivery Commitment concurrently entered into with Fannie Mae.

Written Advance Commitments - In general, we account for written advance commitments as firm commitments since we intend to hold advances for investment purposes upon funding. In such cases, a written advance commitment is accounted for off-balance sheet - that is, it is not carried at fair value. However, when we enter into a fair value hedge relationship between the written advance commitment and an interest rate swap, we carry the written advance commitment at fair value with any changes in fair value recognized in non-interest gain (loss) on derivatives and hedging activities. Such changes in fair value are offset by the change in fair value of the interest rate swap (i.e., hedging instrument).

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

We de-recognize a consolidated obligation only if it has been extinguished in the open market or transferred to another FHLB. We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been released from being the primary obligor. The Office of Finance provides release by acting within the confines of the FHFA regulations that govern the determination of which FHLB is the primary obligor by recording the transfer in its records. The FHLB assuming the consolidated obligation becomes the primary obligor because it now is primarily responsible for repaying the debt. An extinguishment gain or loss is recorded for the difference between the reacquisition price and the net carrying amount of the extinguished consolidated obligation and is recognized in other non-interest gain (loss). Fair value hedging adjustments are included in the net carrying amount for purposes of determining the gain or loss on extinguishment while cash flow hedging adjustments are not included in the net carrying amount. Instead, any deferred cash flow hedging adjustment related to the extinguished consolidated obligation is immediately recognized as non-interest gain (loss) on derivatives and hedging activities.

Capital Stock and Mandatorily Redeemable Capital Stock

Capital stock is issued and recorded at par. We record the repurchase of our capital stock from our members at par in cases where we initiate the repurchase. The capital stock repurchased is retired. Dividends related to our capital stock are accrued at the expected dividend rate and reported as a reduction of retained earnings in our statements of condition with the offsetting entry to accrued interest payable. See Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) for more information.

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

If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from liabilities back to capital. After such reclassification, dividends on the capital stock will no longer be classified as interest expense. See Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) for more information.

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

Prior to January 1, 2011, the FHLBs were assessed for Office of Finance operating and capital expenditures based equally on each FHLB's percentage of the following components: (1) percentage of capital stock, (2) percentage of consolidated obligations issued and (3) percentage of consolidated obligations outstanding.

Assessments
Affordable Housing Program (AHP)

The FHLB Act requires us to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-to-moderate-income households. We charge the required funding for AHP to earnings and establish a liability. We issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using the interest method over the life of the advance. As an alternative, we have the authority to make the AHP subsidy available to members as a grant. See Note 12 - Assessments for more information.

Resolution Funding Corporation (REFCORP)

Although we are exempt from ordinary federal, state, and local taxation, except for local real estate tax, we were required to make quarterly payments to REFCORP through the second quarter of 2011. These payments represented a portion of the interest on bonds that were issued by REFCORP, a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. See Note 12 - Assessments for more information.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 - Recently Issued but Not Yet Adopted Accounting Standards

Joint and Several Liability Arrangements
In February of 2013, the FASB issued new accounting guidance for obligations resulting from joint and several liability arrangements, except for obligations otherwise accounted for elsewhere within GAAP, such as guarantees. The new guidance requires us to measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as shown below. For the total amount of an obligation under an arrangement to be considered fixed at the reporting date, there can be no measurement uncertainty at the reporting date related to the total amount of the obligation. However, the total amount of the obligation may change subsequently because of factors that are unrelated to measurement uncertainty, such as additional borrowings under a line of credit. Further, any additional estimated amount we expect to pay on behalf of other FHLBs also would be recognized at the reporting date.
Currently, we record a liability for consolidated obligations for the proceeds we receive from the issuance of those consolidated obligations. For these issuances, we are designated the primary obligor. Under the new guidance, our consolidated obligation amounts are considered fixed at the reporting date and would be measured based on the proceeds we receive, which is the amount we agreed to pay on the basis of our arrangement among FHLBs. Accordingly, our current accounting for our consolidated obligations is consistent with the new guidance. Additionally, each FHLB is jointly and severally obligated for the payment of all consolidated obligations of all the FHLBs. As a result, if one or more of the FHLBs are unable to repay the consolidated obligations for which they are the primary obligor, any of the other FHLBs could be required to repay all or part of such obligations, as determined and approved by the FHFA. Currently, we assess quarterly whether to accrue a liability related to our joint and several liability to the other FHLBs. Accordingly, our current accounting for any estimated additional liability under our joint and several liability arrangement also is consistent with the new guidance.
The accounting for our guarantee to other FHLBs is scoped out of the new guidance, and accordingly, our existing accounting of our guarantee as a related party guarantee will not change. The new guidance becomes effective January 1, 2014 and is required to be applied retrospectively to all prior periods presented for our obligations that exist as of January 1, 2014. Earlier adoption is permitted. The new guidance is not expected to have an effect on our operating activities or financial statements.
AOCI Reclassification Disclosures
In February of 2012, the FASB amended existing accounting guidance to enhance the transparency of reporting amounts reclassified out of AOCI into net income. Other comprehensive income includes gains and losses that are initially excluded from net income for a reporting period. Those gains and losses are later reclassified out of AOCI into net income. The amendments will require us to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of AOCI - but only if the item reclassified is required to be reclassified to net income in its entirety in the same reporting period; and

•	Cross-reference to other disclosures currently required for other reclassification items that are not required to be reclassified directly to net income in their entirety in the same reporting period.

The amendments are effective for reporting periods beginning after December 15, 2012. Early adoption was permitted. We adopted January 1, 2013. The amendments do not change the current requirements for reporting net income or other comprehensive income in our financial statements. All of the information required by the amendments already is required to be disclosed elsewhere in our financial statements. As a result, the amendments did not have any effect on our operating activities or financial statements at the time of adoption.
Asset Classification and Charge-offs

On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. On December 3, 2012, the FHFA issued questions and answers regarding AB 2012-02 that clarified various implementation issues including the date by which the guidance must be fully implemented, which is January 1, 2014. Our transition to AB 2012-02 will be on a prospective basis. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for real estate owned or “REO” (e.g., use of appraisals).

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Under AB 2012-02, charge-offs associated with any “Loss” classification of an impaired conventional MPF Loan must be taken by the end of the month in which the applicable time period elapses as shown below.

•	Within 60 days of receipt of a bankruptcy notification unless documented evidence exists that the loan will be repaid.

•	180 days past due if the loan is not well-secured and in the process of collection.

•	Within 90 days of discovery for fraudulent loans not covered by representations and warranties.
Our current charge-off practice is to record a charge-off when a conventional MPF Loan is transferred to REO. As a result, we may be required to record charge-offs to our allowance for credit losses upon adoption. Further, the timing of our charge-offs may be more accelerated than prior reporting periods. We are in the process of determining the financial statement effects of implementing AB 2012-02.
Disclosures about Offsetting Assets and Liabilities

In December of 2011, the FASB issued new disclosure requirements pertaining to offsetting (netting) of assets and liabilities to increase the comparability between the statement of financial position prepared under U.S. GAAP and the statement of financial position prepared under IFRS. In January of 2013, the FASB issued an amendment with clarifying guidance that limits the scope of these requirements to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. We would be required to disclose both gross information and net information related to only derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing pursuant to the expected amendment of this guidance regardless of whether we offset these transactions in our statement of condition. A description of the rights of setoff related to these financial instruments, including the nature of those rights, also is required to be disclosed. Our accounting policy is to only offset derivative instruments in our statements of condition. We do not have repurchase agreements and reverse repurchase agreements or securities borrowing and securities lending transactions that are subject to offset in our statement of condition. As a result, we expect to only provide the required disclosures related to derivative instruments. The new guidance and the related amendment takes effect for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosure requirements would be applied retrospectively for all comparative periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 - Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2012	2011	2010
Interest income -
Federal Funds sold, securities purchased under agreements to resell and deposit income	$10	$8	$19
Investment securities -
Trading	52	78	32
Available-for-sale	642	653	666
Held-to-maturity	425	509	579
Total investment securities	1,119	1,240	1,277

Advances interest income	176	236	347
Advance prepayment fees, net of fair value hedge adjustments of $(23), $(51), and $(44)	65	23	169
Total Advances	241	259	516

MPF Loans held in portfolio	556	744	978
Less: Credit enhancement fees	(10)	(7)	(16)
MPF Loans held in portfolio, net	546	737	962

Total interest income	1,916	2,244	2,774

Interest expense -
Deposits	—	—	1
Securities sold under agreements to repurchase	—	17	18

Consolidated obligations -
Discount notes	307	357	387
Bonds	980	1,276	1,534
Total consolidated obligations	1,287	1,633	1,921

Subordinated notes	57	57	57
Total interest expense	1,344	1,707	1,997

Net interest income before provision for credit losses	572	537	777
Provision for credit losses	9	19	21
Net interest income	$563	$518	$756

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 - Investment Securities

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

Trading Securities

The following table presents the fair value of our trading securities:

As of	December 31, 2012	December 31, 2011
U.S. Government & other government related	$1,106	$2,737
MBS:
GSE residential	120	195
Government-guaranteed residential	3	3
Total MBS	123	198
Total trading securities	$1,229	$2,935

At December 31, 2012, and 2011, we had net year-to-date unrealized gains (losses) of $(41) million and $(60) million on trading securities still held at period end.

Proceeds, Gains and Losses on Sale of AFS Securities

For the years ended December 31,	2012	2011	2010
Proceeds from sales of AFS securities	$—	$4	$228
Realized gains	$—	$—	$10
Net realized gain (loss) from sale of AFS securities	$—	$—	$10

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Fair Value
As of December 31, 2012
U.S. Government & other government related	$690	$—	$64	$—	$754
FFELP ABS	6,958	—	508	(13)	7,453

MBS:
GSE residential	11,402	—	880	(54)	12,228
Government-guaranteed residential	2,758	—	192	—	2,950
Private-label residential	78	(8)	—	(1)	69
Total MBS	14,238	(8)	1,072	(55)	15,247
Total	$21,886	$(8)	$1,644	$(68)	$23,454

As of December 31, 2011
U.S. Government & other government related	$947	$—	$56	$(2)	$1,001
FFELP ABS	7,796	—	398	(35)	8,159

MBS:
GSE residential	11,565	—	658	(91)	12,132
Government-guaranteed residential	2,831	—	130	—	2,961
Private-label residential	90	(26)	—	(1)	63
Total MBS	14,486	(26)	788	(92)	15,156
Total	$23,229	$(26)	$1,242	$(129)	$24,316

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of December 31, 2012
U.S. Government & other government related	$2,487	$—	$2,487	$139	$—	$2,626
State or local housing agency	24	—	24	—	—	24

MBS:
GSE residential	4,282	—	4,282	377	—	4,659
Government-guaranteed residential	1,340	—	1,340	57	—	1,397
Private-label residential	1,815	(381)	1,434	348	(6)	1,776
Total MBS	7,437	(381)	7,056	782	(6)	7,832
Total	$9,948	$(381)	$9,567	$921	$(6)	$10,482

As of December 31, 2011
U.S. Government & other government related	$2,573	$—	$2,573	$104	$—	$2,677
State or local housing agency	27	—	27	—	—	27

MBS:
GSE residential	5,761	—	5,761	423	—	6,184
Government-guaranteed residential	1,414	—	1,414	34	—	1,448
Private-label residential	2,168	(466)	1,702	145	(52)	1,795
Total MBS	9,343	(466)	8,877	602	(52)	9,427
Total	$11,943	$(466)	$11,477	$706	$(52)	$12,131

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods less than 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions because we expect to recover the entire amortized cost basis, we do not intend to sell these securities, and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. In the tables below, in cases where the fair value or gross unrealized losses for an investment category is insignificant, we do not report a balance.

Available-for-Sale Securities

	Less than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of December 31, 2012
FFELP ABS	$—	$—	$1,079	$(13)		$1,079	$(13)

MBS:
GSE residential	40	—	3,540	(54)		3,580	(54)
Private-label residential	—	—	69	(9)	[a]	69	(9)	[a]
Total MBS	40	—	3,609	(63)		3,649	(63)
Total available-for-sale securities	$40	$—	$4,688	$(76)		$4,728	$(76)

As of December 31, 2011
U.S. Government & other government related	$98	$(2)	$—	$—		$98	$(2)
FFELP ABS	223	(3)	1,203	(32)		1,426	(35)

MBS:
GSE residential	4,073	(91)	—	—		4,073	(91)
Government-guaranteed residential	33	—	80	—		113	—
Private-label residential	—	—	63	(27)	[a]	63	(27)	[a]
Total MBS	4,106	(91)	143	(27)		4,249	(118)
Total available-for-sale securities	$4,427	$(96)	$1,346	$(59)		$5,773	$(155)

[a]	Includes $45 million and $28 million of gross unrealized/unrecognized recoveries in fair value at December 31, 2012, and at December 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2012
Private-label residential MBS held-to-maturity	$—	$—	$1,640	$(387)	$1,640	$(387)

As of December 31, 2011
U.S. Government & other government related	$7	$—	$—	$—	$7	$—
MBS:
GSE residential	—	—	37	—	37	—
Private-label residential	—	—	1,653	(518)	1,653	(518)
Total MBS	—	—	1,690	(518)	1,690	(518)
Total held-to-maturity securities	$7	$—	$1,690	$(518)	$1,697	$(518)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2012	Amortized Cost	Fair Value	Carrying Value	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$766	$766
Due after one year through five years	103	111	58	59
Due after five years through ten years	106	115	493	521
Due after ten years	481	528	1,194	1,304
Total non-ABS/MBS	690	754	2,511	2,650
ABS and MBS	21,196	22,700	7,056	7,832
Total securities	$21,886	$23,454	$9,567	$10,482

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Interest Rate Payment Terms

The following tables present the interest rate payment terms of AFS and HTM securities at amortized cost basis as of the dates indicated:

	Available-for-Sale		Held-to-Maturity
As of December 31,	2012	2011	2012	2011
Non-ABS/MBS:
Fixed-rate	$679	$801	$2,488	$2,574
Variable-rate	6,969	7,942	23	26
Total Non-MBS	7,648	8,743	2,511	2,600
ABS/MBS:
Fixed-rate	13,093	13,168	4,084	5,059
Variable-rate	1,145	1,318	3,353	4,284
Total MBS	14,238	14,486	7,437	9,343
Total	$21,886	$23,229	$9,948	$11,943

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

For the vast majority of housing markets, our housing price forecast as of December 31, 2012 assumed home price changes for the fourth quarter of 2012 ranging from declines of -2.0% to increases of +2.0%. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market. The following presents projected home price recovery by months at December 31, 2012.

As of December 31, 2012	Recovery Range Annualized %
	Low	High
1-6 months	0.0%	2.8%
7-18 months	0.0%	3.0%
19-24 months	1.0%	4.0%
25-30 months	2.0%	4.0%
31-42 months	2.0%	5.0%
43-66 months	2.0%	6.0%
Thereafter	2.3%	5.6%

The table below presents the inputs we used to measure the amount of the credit loss recognized in earnings during 2012 attributable to OTTI securities. The model used to estimate cash flows classifies the OTTI securities as either prime, Alt-A, or subprime based on an assessment as of the date shown that the model was run rather than the classification at the time of issuance of the security.

As of December 31, 2012	Unpaid Principal Balance Impaired During Period	Prepayment Rate Weighted Average %	Default Rates Weighted Average %	Loss Severity Weighted Average %	Credit Enhancement Weighted Average %
2006	$585	7.7	34.7	41.8	0.7
2004 & prior	1	29.1	—	—	41.2
Total Prime	586	7.8	34.6	41.7	0.8
2006	23	5.4	41.4	57.1	5.3
Total Alt-A	23	5.4	41.4	57.1	5.3
2006	31	2.7	77.3	72.4	8.4
2005	8	1.8	84.2	70.1	39.2
Total Subprime	39	2.5	78.7	72.0	14.5
Total	$648	7.4	37.5	44.0	1.8

In the following two tables, we classify our private-label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security based on the issuer's classification, or as published by a nationally recognized statistical rating organization (NRSRO), at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

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

As of December 31, 2012	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value
Private-label residential MBS:
Alt-A	$119	$76	$68	$68
Total OTTI AFS securities	$119	$76	$68	$68

Private-label residential MBS:
Prime	$1,358	$1,053	$784	$1,022
Subprime	820	530	417	520
Total OTTI HTM securities	$2,178	$1,583	$1,201	$1,542

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

	2012	2011	2010
For the years ended December 31,
Beginning Balance	$712	$653	$490

Additions:
Credit losses on securities for which OTTI was not previously recognized	—	—	11
Additional credit losses on securities for which an OTTI charge was previously recognized	15	68	152
Total OTTI credit losses recognized in the period	15	68	163

Reductions:
Securities sold, matured, paid down, or prepaid over the period	—	(2)	—
Increases in cash flows expected to be collected that have been recognized into net income	(10)	(7)	—
Ending Balance	$717	$712	$653

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 - Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	December 31, 2012	December 31, 2011
Noncallable/nonputable	$11,616	$11,456
Callable	776	806
Putable	1,948	2,828
Total par value	14,340	15,090
Hedging adjustments	166	189
Other adjustments	24	12
Total advances	$14,530	$15,291

The following table presents our advances by redemption terms:

As of December 31, 2012	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$5,474	0.64%		$6,234	$7,412
One to two years	1,037	2.40%		942	1,030
Two to three years	1,236	2.17%	[a]	1,036	934
Three to four years	1,447	3.46%		1,247	887
Four to five years	3,577	1.42%	[a]	3,372	2,822
More than five years	1,569	2.31%	[a]	1,509	1,255
Total par value	$14,340	1.56%		$14,340	$14,340

[a]	Weighted average interest rate is due to the inclusion of significant variable-rate advances.

The following table presents our advances by advance type as of the dates indicated:

As of December 31, 2012	2012	2011
Fixed-rate:
Due in one year or less	$5,385	$4,686
Due after one year	5,679	6,732
Total fixed-rate	11,064	11,418

Variable-rate:
Due in one year or less	89	431
Due after one year	3,187	3,241
Total variable-rate	3,276	3,672
Total par value	$14,340	$15,090

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Risk Concentration and Collateral Pledged

The following advance borrowers exceeded 10% of our total advances outstanding:

As of December 31, 2012	Par Value Outstanding	% of Total
BMO Harris Bank N.A.	$2,375	17%
Associated Bank, National Association	1,925	13%
State Farm Bank, F.S.B	1,800	13%

We lend to members within our district according to Federal statutes, including the FHLB Act. The FHLB Act requires us to hold, or have access to, collateral to secure our advances, and we do not expect to incur any credit losses on advances. We have policies and procedures in place to manage our credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the member's financial condition. We continue to monitor the collateral and creditworthiness of our borrowers. Based on the collateral pledged as security for advances and our credit analyses of our members' financial condition and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of our advances. See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 7 - MPF Loans Held in Portfolio

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

The following table presents information on MPF Loans held in our portfolio by contractual maturity at time of purchase. All are fixed-rate. Government is comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS). MPF Loans outstanding continue to decrease as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for immaterial amounts of government MPF Loans that primarily support affordable housing.

As of	December 31, 2012	December 31, 2011
Medium term (15 years or less)	$2,557	$3,810
Long term (greater than 15 years)	7,783	10,155
Total unpaid principal balance	10,340	13,965
Net premiums, credit enhancement and deferred loan fees	37	53
Hedging adjustments	97	145
Total before allowance for credit losses	10,474	14,163
Allowance for credit losses	(42)	(45)
Total MPF Loans held in portfolio, net	$10,432	$14,118

Conventional mortgage loans	$8,260	$11,433
Government insured mortgage loans	2,080	2,532
Total unpaid principal balance	$10,340	$13,965

See Note 8 - Allowance for Credit Losses for information related to our credit risk on MPF Loans and allowance for credit losses methodology.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 8 - Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments:
•credit products (advances, letters of credit and other extensions of credit to borrowers);
•conventional MPF Loans held for portfolio;
•government MPF Loans held for portfolio; and
•term Federal Funds sold and term securities purchased under agreements to resell.

Member Credit Products

We manage our credit exposure to credit products through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with what we believe to be conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and FHFA regulations. Specifically, we comply with the FHLB Act, which requires us to obtain sufficient collateral to fully secure credit products. Accordingly, our agreements require that a member provide collateral loan value equal to its credit outstanding (unless we specifically require more for a particular member). The estimated collateral loan value required to secure each member's credit products is calculated for investment securities, by multiplying a percentage margin by the fair value of each investment security; and for loans, by multiplying a percentage margin by the unpaid principal balance of pledged loans, along with any applicable ineligibility discount factor. We accept investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

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

In addition to payment history, we consider our risk-based approach to determining collateral requirements, including risk-based collateral levels and collateral delivery triggers, to be a primary tool for managing the credit quality on our credit products. For the periods presented, we had rights to collateral on a member-by-member basis in excess of our outstanding extensions of credit prior to multiplying such collateral by the appropriate percentage margin and collateral loan value that was at least equal to the credit outstanding.

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

Conventional MPF Loans Held in Portfolio

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Our allowance for credit losses methodology factors in the allocation of losses for each MPF product as further described below (the MPF Risk Sharing Structure). With respect to participation interests in MPF Loans, losses are allocated amongst the participating MPF Banks pro-ratably based upon their respective percentage participation interest in the related MC.

▪
The first layer or portion of credit losses that is not absorbed by borrower's equity after any primary mortgage insurance (PMI) is incurred by us. This first layer of exposure is referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which PFIs credit enhancement obligation (CE Amount) would cover the next layer of losses. The CE Amount may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation. In addition, the PFI may receive a contingent performance based credit enhancement fee whereby such fees are reduced up to the amount of the FLA by losses arising under the master commitment (Recoverable CE Fee).  In effect, we may recover losses allocated to the FLA from Recoverable CE Fees. The FLA for each product is calculated as follows:

•
Original MPF. The FLA starts out at zero on the day the first MPF Loan under a master commitment is purchased but increases monthly over the life of the MC at a rate that ranges from 3 to 6 basis points per annum based on the month-end outstanding aggregate principal balance of the MPF Loans purchased under the MC. The FLA is structured so that over time, it should cover expected losses on a MC, though losses early in the life of the MC could exceed the FLA and be charged to the PFI's CE Amount.

•
MPF 100 and MPF 125. The FLA is equal to 100 basis points of the aggregate principal balance of the MPF Loans funded or purchased under the MC. Once the MC is fully funded, the FLA is expected to cover expected losses on that MC, although the MPF Bank may receive the Recoverable CE Fee for a portion of losses incurred under the FLA by withholding CE Fees payable to the PFI.

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

At December 31, 2012, and December 31, 2011, the total amounts of FLA remaining for losses across all MPF product lines, were $187 million and $253 million.

•	The second layer or portion of credit losses is incurred by third parties as follows:

•	Losses in excess of any FLA up to the CE Amount for that related MC; to the PFI if the CE Amount is a direct liability or to the SMI provider if the PFI has selected SMI coverage.

▪	Conventional MPF products were designed to allow for the possibility of periodic downward resets of the CE Amount and for certain products, the FLA, as the outstanding loan balances decline.

•	The third layer of losses is absorbed by the MPF Bank.

Any incurred losses that would be covered under the MPF Risk Sharing Structure by a third party are not included as part of our allowance for credit losses and accordingly we do not record a charge-off to the allowance for credit losses for such covered losses, unless we do not believe that the third party will perform. Additionally, at the time such an MPF Loan is transferred to REO, a receivable is established to reflect any expected future recovery under the MPF Risk Sharing Structure.

Review Process

The credit risk analysis of all conventional MPF Loans is performed at the individual MC level to properly determine the degree to which the MPF Risk Sharing Structure is available to recover losses on MPF Loans as recovery is available only from the credit enhancement under each individual MC and can not be applied from another MC. Our overall allowance for credit losses is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, other collateral related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses consist of the following procedures: (1) reviewing the change in the rates (i.e., migration or "roll rates") of delinquencies on residential mortgage loans for the entire portfolio; (2) reviewing the loss severity rate for all MPF Loans and determining severity rates for collateral dependent and non-collateral dependent MCs; and (3) estimating credit losses in the remaining portfolio.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Estimating Credit Losses in the Remaining Portfolio
We apply an imprecision factor to our homogeneous pools of conventional MPF Loans when estimating our allowance for credit losses. Our margin of imprecision represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not be captured by our loan loss methodology.

We monitor our PMI and SMI providers, particularly providers that have been downgraded below an AA rating. We adjust our allowance for credit losses if we believe it is probable that a loss has been incurred related to a provider. The likelihood of a provider default is based on the rating of the provider and the estimated corporate default rates published by an NRSRO unless the provider has stated it will not pay claims in full, in which case we use what the provider will pay on a claim to adjust our allowance for credit losses. The impact on us of a provider default would include a reduction of PMI proceeds received in the event of a loan-level loss. The impact of an SMI provider default would include a reduction of SMI proceeds in the event of a loan-level loss.

We also monitor repurchase risk related to representations and warranties made by the PFI on conventional MPF Loans. When a PFI fails to comply with the selling or servicing requirements of the PFI Agreement, the MPF Guides, applicable law, or terms of mortgage documents and the failure cannot be cured, the PFI may be required to provide an indemnification covering related losses or to repurchase the conventional MPF Loans which are impacted by such failure.  We may incur a credit loss if the PFI fails to repurchase or indemnify and we cannot offset the credit loss amount against collateral provided by the PFI.  We had $19 million of repurchase requests outstanding to PFIs as of December 31, 2012 related to our MPF Loans held in portfolio.  However, our analysis indicates that although we have repurchase exposure, the risk is mitigated by our collateral, and our expected credit loss is zero.  Accordingly, we did not add to our allowance for credit losses for repurchase risk.

The table below presents the impact of the MPF Risk Sharing Structure and severity rates on our allowance for credit losses. As of December 31, 2012, our Total Severity Rate for the MPF Risk Sharing Structure was 38.0%, which included a weighted average Credit Loss Severity Rate of 22.0% attributable to the MPF Loan pool and impaired collateral dependent MPF Loans. Comparable rates at December 31, 2011, were 35.0% and 19.3%. Non-credit losses represent period costs on REO, for example, real estate taxes and maintenance costs and the economic loss of interest income that was contractually due but which was not recognized in our financial statements as the impaired MPF Loans were placed on nonaccrual status.

As of	December 31, 2012	December 31, 2011
Total estimated losses outstanding	$88	$97
Less: losses expected to be absorbed by MPF Risk Sharing Structure [a]	(23)	(23)
Our share of total losses	65	74
Less: non-credit losses	(27)	(34)
Credit losses	38	40
Plus: other estimated credit losses in the remaining portfolio	4	5
Allowance for credit losses on conventional MPF Loans	$42	$45

[a]
Represents aggregate of credit enhancements across all master commitments expected to be recovered. Credit enhancement from one master commitment may not be used to offset credit losses incurred by another master commitment.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the allowance for credit losses on conventional MPF Loans and the recorded investment by impairment methodology.

For the years ended	December 31, 2012	December 31, 2011	December 31, 2010
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$45	$33	$14
Losses charged to the allowance	(12)	(7)	(2)
Provision for credit losses	9	19	21
Balance, end of period	$42	$45	$33

As of	December 31, 2012	December 31, 2011
Specifically identified and individually evaluated for impairment	$30	$26
Homogeneous pools of loans and collectively evaluated for impairment	12	19
Allowance assigned to conventional MPF Loans-	$42	$45
Individually evaluated for impairment - with an allowance	$230	$204
Collectively evaluated for impairment	8,190	11,470
Recorded Investment in Conventional MPF Loans-	$8,420	$11,674

Government MPF Loans Held in Portfolio

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

	December 31, 2012			December 31, 2011
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$180	$116	$296	$222	$161	$383
Past due 60-89 days	59	42	101	74	55	129
Past due 90 days or more	254	208	462	303	248	551
Total past due	493	366	859	599	464	1,063
Total current	7,927	1,741	9,668	11,075	2,097	13,172
Total recorded investment	$8,420	$2,107	$10,527	$11,674	$2,561	$14,235
In process of foreclosure	$149	$76	$225	$193	$63	$256
Serious delinquency rate [a]	3.03%	9.86%	4.40%	2.62%	9.69%	3.89%
Past due 90 days or more still accruing interest [b]	$67	$208	$275	$128	$248	$376
On nonaccrual status [c]	$234	$—	$234	$211	$—	$211

[a]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total recorded investment.

[b]
Consists of MPF Loans that are either government mortgage loans or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

[c]
The amount of MPF Loans on nonaccrual status as troubled debt restructurings that resulted from borrowers filing for Chapter 7 bankruptcy, in which the bankruptcy court discharged the borrower's obligation to us and the borrower did not reaffirm the debt, was immaterial.

Troubled Debt Restructurings

Effective December 31, 2012, we began characterizing MPF Loans as troubled debt restructurings in cases where they were discharged under Chapter 7 bankruptcy and they were not reaffirmed by the borrower, except for cases in which we expect to collect the recorded investment in full because of credit enhancements or government insurance or guarantees. We did not previously report these MPF Loans as troubled debt restructurings unless they were modified under our troubled debt restructuring modification program. Our recorded investment in troubled debt restructurings was not materially affected as a result of this change in characterization. In prior reporting periods, we reported these MPF Loans on nonaccrual status within 60 days of receipt of the notification of filing from the bankruptcy court. Further, we continue to include the recorded investment of these MPF Loans in our nonaccrual status reported amount, which means these MPF Loans are included in both categories for footnote disclosure purposes.

In the event a borrower qualifies for a troubled debt restructuring under our program, we modify the borrower's monthly payment for a period of up to 36 months to try to achieve a target housing expense ratio of not more than 31% of their monthly qualifying income.   Any and all delinquent interest on the loan may be capitalized as long as the resulting principal balance does not exceed the original principal balance, otherwise all delinquent interest is written off.  Next, we re-amortize the new outstanding balance to reflect a principal and interest payment for a term not to exceed 40 years and attempt to achieve the target housing expense ratio. This results in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted.  If the target housing expense ratio is still not met, we reduce the interest rate in 0.125% increments below the original note rate, to a floor rate of 3.00% for up to 36 months, in an effort to further reduce principal and interest payments again, until the target housing expense ratio is met.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The table below presents our recorded investment balance in troubled debt restructured loans as of the dates presented. The recorded investment balances for modified loans still in their trial period were immaterial as of December 31, 2012, and December 31, 2011. Performing includes modified loans that are accruing interest. Nonperforming includes modified loans that are on nonaccrual status.

	December 31, 2012			December 31, 2011
As of	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Recorded investment in conventional MPF Loan TDRs	$14	$3	$17	$6	$3	$9

Our pre- and post-modification recorded investment in troubled debt restructurings during year ended December 31, 2012, was $9 million and during the year ended December 31, 2011, was $7 million. These amounts represent both the pre- and post- modification amounts recorded in our statement of condition as of the date the troubled debt restructurings were consummated. Specifically, the modified terms do not fully take effect until after a three month trial period in which the borrower demonstrates an ability to pay under the modified terms during the trial period; however, we consider the conventional MPF Loan a troubled debt restructuring at the inception of the trial period. If the borrower fails to pay during the trial period, the payment terms revert back to the original agreement with the borrower. The pre- and post- modification amounts are the same as we did not record any write-offs either due to the forgiveness of principal or a direct write-off due to a confirmed loss.

Troubled debt restructurings during the previous 12 months that subsequently defaulted during the years ending December 31, 2012, and 2011 were $7 million and $6 million. A borrower is considered to have defaulted on a troubled debt restructuring if contractually due principal or interest payment is sixty days past due at any time during the past 12 months. The amount of nonperforming troubled debt restructurings as of December 2012 and 2011 is less than the amount that have subsequently defaulted either because a defaulted troubled debt restructuring subsequently became current or was transferred to REO.

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either date.

	December 31, 2012			December 31, 2011
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans with an allowance	$230	$224	$30	$204	$202	$26

The following table summarizes the average recorded investment of impaired MPF Loans and related interest recognized.

	December 31, 2012		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
For the years ended	$213	$8	$144	$6

Real Estate Owned

We had REO recorded in other assets at December 31, 2012, and December 31, 2011, as shown in the following table. Government loans are insured and no selling costs or other expenses or losses are incurred.

As of December 31,	2012	2011
Conventional	$40	$40
Government	34	6
Total REO	$74	$46

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

Note 9 - Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Polices for our accounting policies for derivatives.

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 18 - Fair Value Accounting for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $67 million of collateral at fair value to our derivatives counterparties at December 31, 2012.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivative dealer and do not trade derivatives for speculative purposes.

The following table summarizes our derivatives, including cash collateral and related interest where we had the right to reclaim the collateral on derivative assets. We delivered no excess collateral on derivative liabilities for the periods presented. Netting adjustments represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions.

	December 31, 2012				December 31, 2011
As of	Notional Amount	Derivative Assets		Derivative Liabilities	Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$24,678	$103		$2,107	$28,240	$203		$2,099
Interest rate swaptions	—	—		—	370	32		—
Total	24,678	103		2,107	28,610	235		2,099
Derivatives not in hedge accounting relationships-
Interest rate swaps	13,352	691		656	38,159	927		785
Interest rate swaptions	8,690	160		—	4,820	179		—
Interest rate caps or floors	1,913	223		—	1,913	254		—
Mortgage delivery commitments	992	15		15	502	4		4
Total	24,947	1,089		671	45,394	1,364		789
Total before adjustments	$49,625	1,192		2,778	$74,004	1,599		2,888
Netting adjustments		(1,120)		(1,120)		(1,461)		(1,461)
Exposure at fair value		72	[a]	1,658		138	[a]	1,427
Cash collateral and related accrued interest		(25)		(1,576)		(98)		(1,221)
Derivative assets and liabilities		$47		$82		$40		$206

[a]	Includes net accrued interest receivable of $1 million as of December 31, 2012, and $13 million as of December 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

For the years ending December 31,	2012	2011	2010
Fair value hedges -
Interest rate swaps	$(2)	$(14)	$25
Other	2	(5)	(3)
Fair value hedges - ineffectiveness net gain (loss)	—	(19)	22

Cash flow hedges - ineffectiveness net gain (loss)	3	41	5

Economic hedges -
Interest rate swaps	(68)	(194)	270
Interest rate swaptions	19	142	(265)
Interest rate caps/floors	(31)	19	(3)
Interest rate futures/TBAs	—	—	—
Mortgage delivery commitments	2	—	1
Net interest settlements	74	81	22
Economic hedges - net gain (loss)	(4)	48	25

Net gains (losses) on derivatives and hedging activities	$(1)	$70	$52

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Total Ineffectiveness Gain (Loss) Recognized in Derivatives and Hedging Activities	Net Effect of Derivatives on Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Year ended December 31, 2012
Hedged item type -
Available-for-sale investments	$(75)	$75	$—	$(132)	$—
Advances	9	1	10	(83)	(24)
MPF Loans held for portfolio	1	—	1	(2)	(50)
Consolidated obligation bonds	(40)	29	(11)	151	(28)
Total	$(105)	$105	$—	$(66)	$(102)
Year ended December 31, 2011
Hedged item type -
Available-for-sale investments	$(432)	$418	$(14)	$(137)	$—
Advances	(4)	13	9	(142)	(51)
MPF Loans held for portfolio	—	(5)	(5)	(8)	(51)
Consolidated obligation bonds	276	(285)	(9)	295	(39)
Total	$(160)	$141	$(19)	$8	$(141)
Year ended December 31, 2010
Hedged item type -
Available-for-sale investments	$(156)	$151	$(5)	$(104)	$—
Advances	2	13	15	(254)	(55)
MPF Loans held for portfolio	(34)	31	(3)	(47)	(38)
Consolidated obligation bonds	78	(63)	15	360	(34)
Total	$(110)	$132	$22	$(45)	$(127)

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

The following table presents our gains (losses) on our cash-flow hedging relationships recorded in income and other comprehensive income (loss). In the tables below, in cases where amounts are insignificant in the aggregate, we do not report a balance.

	Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities		Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Change in AOCI	Net Interest Settlements Effect on Net Interest Income [a]
Year ended December 31, 2012
Advances - interest rate floors	$14	$—	[b]	$14	$—	$(14)	$—
Discount notes - interest rate caps	(6)	—		(6)	—	6	—
interest rate swaps	(3)	3		—	(25)	(25)	(268)
Bonds - interest rate swaps	(4)	—		(4)	—	4	—
Total	$1	$3		$4	$(25)	$(29)	$(268)
Year ended December 31, 2011
Advances - interest rate floors	$31	$37	[b]	$68	$—	$(68)	$—
Discount notes - interest rate caps	(13)	—		(13)	—	13	—
interest rate swaps	(5)	4		(1)	(440)	(439)	(312)
Bonds - interest rate swaps	(6)	—		(6)	—	6	—
Total	$7	$41		$48	$(440)	$(488)	$(312)
Year ended December 31, 2010
Advances - interest rate floors	$38	$—	[b]	$38	$8	$(30)	$28
Discount notes - interest rate caps	(14)	—		(14)	—	14	—
interest rate swaps	(5)	5		—	(309)	(309)	(323)
Bonds - interest rate swaps	(5)	—		(5)	—	5	—
Total	$14	$5		$19	$(301)	$(320)	$(295)

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

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $10 million as of December 31, 2012. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 8 years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 - Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.

Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Other interest-bearing deposits pay interest based on a daily interest rate. The average interest rates paid on deposits were 0.01% during 2012, 0.02% during 2011, and 0.11% during 2010.

The following tables present our deposits as of the dates indicated:

As of December 31,	2012	2011
Interest-bearing deposits -
Demand and overnight	$712	$515
Term deposits	1	1
Deposits from other FHLBs for MPF Program	15	19
Non-interest-bearing deposits	88	113
Total deposits	$816	$648

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 - Consolidated Obligations

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

As of December 31, 2012, FHLB long-term consolidated obligations were rated AA+/Aaa (with a negative outlook) by S&P and Moody's.

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2012	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$7,370	2.80%	$19,790
One to two years	4,364	4.12%	4,809
Two to three years	3,245	2.40%	2,210
Three to four years	2,648	4.64%	2,143
Four to five years	4,131	2.67%	2,176
Thereafter	10,901	2.33%	1,531
Total par value	$32,659	2.91%	$32,659

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

	Discount Notes Carrying Value	Discount Notes Par Value	Weighted Average Interest Rate
As of December 31, 2012	$31,260	$31,269	0.13%
As of December 31, 2011	25,404	25,411	0.05%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents consolidated obligation bonds outstanding by call feature:

As of	December 31, 2012	December 31, 2011
Noncallable	$19,179	$24,479
Callable	13,480	15,485
Total par value	32,659	39,964
Bond premiums (discounts), net	13	19
Hedging adjustments	(104)	(104)
Fair value option adjustments	1	1
Total consolidated obligation bonds	$32,569	$39,880

Consolidated obligations are issued with either fixed- or floating-rate payment terms that may use a variety of indices for interest rate resets including the London Interbank Offered Rate (LIBOR). Additionally, both fixed-rate bonds and floating-rate bonds may contain an embedded derivative, such as a call feature or complex coupon payment terms, if requested by investors. When such consolidated obligations are issued, we may concurrently enter into an interest rate swap containing offsetting features that effectively convert the terms of the bond to a variable-rate bond tied to an index or a fixed-rate bond.

Consolidated obligation bonds, beyond having fixed-rate or floating-rate payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

Step-Up Bonds and Step-Down Bonds - Bonds that pay interest at increasing or decreasing fixed rates for specified intervals over their life. These bonds are callable at our option on the step-up or step-down dates.

Inverse Floating Bonds - The coupon rate on these bonds increases as an index declines and decreases as an index rises.

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of December 31,	2012	2011
Fixed rate	$27,254	$32,689
Variable-rate	1,000	500
Step-up	4,190	6,625
Step-down	165	100
Inverse floating	50	50
Total par value	$32,659	$39,964

Concession Fees on Consolidated Obligations. Unamortized concession fees included in other assets, were $10 million and $14 million at December 31, 2012, and 2011. Amortized concession fees are included in consolidated obligation interest expense while concession fees related to consolidated obligations in which we elected the fair value option are immediately recognized into other operating expense. Total concession fees recognized in other operating expense were $22 million, $27 million, and $31 million during the years ended December 31, 2012, 2011, and 2010.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 - Assessments

Affordable Housing Program - The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year's net earnings (income before assessments) adjusted as follows:

•	Add interest expense related to mandatorily redeemable capital stock; and

•	Subtract assessment accrued for REFCORP (until the REFCORP obligation was satisfied).

In addition to the above adjustments made by all FHLBs, we added back a $50 million charge to income accrued in 2011. In December 2011, we entered into discussions with the FHFA regarding a dispute over an interpretation of regulatory compliance pertaining to investments made in 2010, with the goal of resolving it as expeditiously as possible. We agreed to resolve the dispute by allocating a portion of the income we have earned (and will continue to earn) as a result of the acquisition of these investments to promote affordable housing and community investment projects within our district. To accomplish this, our Board of Directors approved a plan in December, 2011 to supplement our current affordable housing and community investment programs with $50 million in additional funds.  We have developed a framework for using these funds as part of a revolving credit program and submitted it to the FHFA for approval. This program will be in addition to our other community investment programs.

The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation established by the FHFA. The AHP and REFCORP assessments (until the REFCORP obligation was satisfied) were calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our regulatory income and recognize an AHP liability. As subsidies are provided, the AHP liability is reduced.

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

The following table summarizes the changes in the AHP payable for the periods indicated:

For the years ended December 31,	2012	2011	2010
AHP balance at beginning of year	$61	$44	$13
AHP expense accrual	42	30	41
Cash disbursements for AHP	(25)	(13)	(15)
Other AHP	—	—	5	[a]
AHP balance at end of year	$78	$61	$44

[a]
For the year ended December 31, 2009, we experienced a net loss and did not set aside any AHP funding to be awarded during 2010. However, our Board of Directors accelerated $5 million in future AHP contributions for use in 2010. FHFA regulations permit us to credit back the accelerated AHP contribution against future required AHP contributions over a period not to exceed five years. Due to our level of profitability in 2010 we credited back the entire amount.

Resolution Funding Corporation (REFCORP)

The 12 FHLBs have been required to make payments to REFCORP (20% of income before taxes calculated in accordance with GAAP after the assessment of AHP, but before the assessment for REFCORP) until the total amount of payments actually made is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. The FHFA, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. On August 5, 2011, the FHFA certified that the FHLBs have fully satisfied their REFCORP obligation as of June 30, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Subordinated Notes

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

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2012, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

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

After we converted our capital stock as of January 1, 2012, we no longer include the Designated Amount of subordinated notes in calculating our maximum permissible holdings of MBS and unsecured credit or in determining compliance with our minimum regulatory capital requirements now that we are subject to the post-conversion capital requirements discussed in Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS).

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 - Regulatory Actions

On April 18, 2012, the FHFA terminated the Consent Order to Cease and Desist (the C&D Order) that we entered into with the Federal Housing Finance Board (the predecessor to the FHFA) in October 2007. The C&D Order placed several requirements on us, including among other things, restrictions on the repurchase and redemption of capital stock, prior approval of dividend declarations and submission of a revised capital plan, all of which have now been terminated.

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

•
We must maintain retained earnings at a level equal to a “floor” amount, which is the greater of our retained earnings as of each immediately preceding year-end or $1.321 billion, and will not pay a dividend without prior written approval by the FHFA if the payment of such dividend would cause our retained earnings to be reduced below the “floor” amount. Our retained earnings at December 31, 2012, and 2011, were $1.691 billion and $1.321 billion.

•
We will continue to execute and comply with our plan to repurchase excess capital stock of members over a period of time (Repurchase Plan) as approved by the FHFA in December 2011. Once the Repurchase Plan terminates, we will continue to repurchase excess capital stock held by members on a quarterly basis but only if we maintain compliance with the financial and capital thresholds set forth in the Repurchase Plan.

As permitted by the resolution, we have requested and received non-objection from the FHFA to pay dividends for 2013 in excess of the limit discussed above. Although any future dividend determination at the sole discretion of our Board remains subject to future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant, our Board may, without further FHFA approval, declare dividends for any given quarter of 2013 at rates on an annualized basis not to exceed (1) the average of three-month LIBOR plus 350 basis points on Class B-1 capital stock, and (2) the average of three-month LIBOR plus 100 basis points on Class B-2 capital stock.

Although the Repurchase Plan terminated by its terms in May 2012, we continue to repurchase excess capital stock in accordance with this resolution as further discussed in Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS). Our Board may not modify or terminate this resolution without written consent by the Director of the FHFA.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS)

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

Capital Rules after Conversion to New Capital Structure

Under our new capital plan, which we implemented effective January 1, 2012, our stock consists of two sub-classes of stock, Class B-1 stock and Class B-2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions.

On January 1, 2012, most of the outstanding shares of our existing stock were automatically exchanged for Class B-2 stock. “Activity-based” stock purchased since July 23, 2008, was converted to Class B-1 stock to the extent it exceeded a member's capital stock “floor” (the amount of capital stock a member held as of the close of business at July 23, 2008, plus any required increase related to the annual membership stock recalculations).

Our capital plan requires each member to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B-1 stock is available for purchase only to support a member's activity stock requirement. Class B-2 stock is available to be purchased to support a member's membership stock requirement and any activity stock requirement. Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement will apply on a continuing basis.

Our ability to redeem or repurchase capital stock is subject to a number of statutory and regulatory limitations, including compliance with our minimum capital requirements discussed below.

Members that withdraw from membership must wait at least five years after their membership was terminated and all of their capital stock was redeemed or repurchased before being readmitted to membership in any FHLB.

Minimum Capital Requirements prior to Conversion to New Capital Structure

We remained subject to the following minimum regulatory leverage and other regulatory capital requirements pursuant to the C&D Order and FHFA regulations until we completed our capital stock conversion as of January 1, 2012.

C&D Order: As of December 31, 2011, the C&D Order required us to maintain a ratio of 4.5% of regulatory capital plus a Designated Amount of subordinated notes to total assets. Regulatory capital is defined as the sum of the paid-in value of capital stock and mandatorily redeemable capital stock (together defined as regulatory capital stock) plus retained earnings.

Regulatory Leverage Limit: Under FHFA regulations, we were subject to a leverage limit that provides that our total assets may not exceed 25 times our total regulatory capital stock, retained earnings, and reserves, provided that non-mortgage assets (after deducting the amounts of deposits and capital) do not exceed 11.0% of total assets.

For purposes of this regulation, non-mortgage assets means total assets less advances, acquired member assets, standby letters of credit, derivative contracts with members, and certain MBS and other investments as specified by the FHFA. This requirement may also be viewed as a percentage regulatory capital ratio where our total regulatory capital stock, retained earnings, and reserves must be at least 4.0% of our total assets. Prior to conversion to the new capital plan on January 1, 2012, this 4.0% leverage limit was superseded by the 4.5% minimum regulatory capital ratio required by the C&D Order.

If we were unable to meet the 4.0% leverage limit based on our asset composition, we would still be able to remain in compliance with the leverage requirement so long as our total assets did not exceed 21 times total regulatory capital stock, retained earnings, and reserves (that is, our total regulatory capital stock, retained earnings, and reserves must be at least 4.76% of our total assets). We did not factor in any reserves when calculating our regulatory leverage limits. Our non-mortgage asset ratio on an average monthly basis was above 11.0% at December 31, 2011, thus we were subject to the 4.76% ratio.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

We were permitted to include the Designated Amount of subordinated notes, as discussed in Note 13 - Subordinated Notes, when calculating compliance with our leverage limit.

The following table summarizes our regulatory capital requirements as a percentage of total assets as of December 31, 2011.

		Regulatory Capital plus Designated Amount of Subordinated Notes
	Non-Mortgage Assets Ratio	Requirement Ratio	Requirement Amount	Actual Ratio	Actual Amount
December 31, 2011	19.19%	4.76%	$3,392	6.35%	$4,527

Minimum Capital Requirements after Conversion to New Capital Structure

After we implemented our capital plan on January 1, 2012, the regulatory capital ratios discussed above no longer apply to us and instead we are subject by regulation to the following three capital requirements:

•	total regulatory capital ratio;

•	leverage capital ratio; and

•	risk-based capital.

For purposes of calculating our compliance with these minimum capital requirements:

•	“Permanent capital” includes our retained earnings plus the amount paid in for our Class B stock, including Class B stock classified as mandatorily redeemable.

•	“Total capital” means the sum of (1) our permanent capital plus (2) any general allowance for losses.

•	“Total assets” are the total assets of the Bank determined in accordance with GAAP.

Permanent capital and total capital do not include accumulated other comprehensive income (loss).

Total Regulatory Capital Ratio. We must maintain a minimum ratio of total capital to total assets of 4.0%. For safety and soundness reasons, this ratio may be increased by the FHFA with respect to an individual FHLB.

Leverage Capital Ratio. We must also maintain a leverage ratio of total capital to total assets of at least 5.0%. For purposes of determining this leverage ratio, total capital is modified by multiplying our permanent capital by 1.5 and adding to this product all other components of total capital. This ratio also may be increased by the FHFA with respect to an individual FHLB.

Risk-Based Capital. Under the risk-based capital requirement, we must maintain permanent capital equal to the sum of our: (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement; all of which are calculated in accordance with the rules and regulations of the FHFA.

The following table details our minimum capital requirements at December 31, 2012, under our new capital plan:

	December 31, 2012
	Requirement	Actual
Risk-based capital	$1,545	$3,347
Total regulatory capital	$2,783	$3,347
Total regulatory capital ratio	4.00%	4.81%
Leverage capital	$3,479	$5,021
Leverage capital ratio	5.00%	7.22%

Capital Concentration

As of December 31, 2012, BMO Harris Bank N.A. held $225 million, or 14%, of our total capital stock outstanding. No other members had capital stock exceeding 10%.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Mandatorily Redeemable Capital Stock

Under our new capital plan, we are not required to redeem capital stock until five years after we receive a member's notice of withdrawal or membership is otherwise terminated, subject to the member satisfying all outstanding obligations to the Bank.

The member may cancel its withdrawal notice subject to payment of a cancellation fee equal to a percentage of the par value of the capital stock subject to the cancellation notice. Although we would allow a member to cancel its withdrawal notice, we reclassify the member's equity to a liability because we view membership withdrawal notices as substantive when made. Redemption may be made after the expiration of the five-year period if the terminating member does not have outstanding obligations with the Bank, and we meet our minimum regulatory capital and liquidity requirements.
The following table presents a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented. Prior to 2012, capital stock was only redeemable under the terms of the C&D Order as discussed in Note 14 - Regulatory Actions.

Year ended December 31,	2012	2011	2010
MRCS at beginning of year	$4	$530	$466
Capital stock reclassified to MRCS	57	6	65
Redemption of MRCS	(55)	(532)	(1)
MRCS at end of period	$6	$4	$530
Redeemable in 4 years	$1
Redeemable in 5 years	$5
Number of stockholders holding MRCS at period end	11

Pursuant to the terms of the approved capital plan and as required by the C&D Order, we requested permission from the FHFA to redeem the excess capital stock of our former members prior to our conversion to the new capital structure. The FHFA approved our request, so on December 28, 2011 we redeemed $527 million of MRCS for excess capital stock owned by all former members that was not required to support outstanding obligations. As noted in the above table, we also redeemed MRCS for excess capital stock exceeding a member's capital stock floor as permitted under the C&D Order prior to its termination in April 2012.

Repurchase of Excess Capital Stock

After repurchasing excess capital stock totaling $886 million during 2012, we had remaining excess capital stock of $206 million at December 31, 2012, compared to $1.1 billion at December 31, 2011. Our plan for repurchasing the excess capital stock of current members over a period of time (Repurchase Plan) which we implemented in connection with our capital plan, terminated by its terms in May 2012. However, pursuant to a resolution adopted by our Board of Directors as discussed in Note 14 - Regulatory Actions, we continue to repurchase excess capital held by members on a quarterly basis if we maintain compliance with the financial and capital thresholds set forth in the Repurchase Plan both prior to and following the repurchase.

On January 15, 2013, following our assessment that we met these thresholds based on financial results for the fourth quarter of 2012, we notified our members of another repurchase opportunity and the process for requesting repurchase. In accordance with that process we repurchased excess capital stock of $100 million on February 14, 2013.

Joint Capital Enhancement Agreement

The 12 FHLBs, including us, entered into a Joint Capital Enhancement Agreement, as later amended (JCE Agreement) and implemented in the FHLBs' capital plans. The intent of the JCE Agreement is to enhance the capital position of each FHLB by allocating that portion of each FHLB's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLB.

Each FHLB had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until satisfaction of the REFCORP obligation, as certified by the FHFA in August 2011. The JCE Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLB will be required to contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. In accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLB is required to allocate 20% of its net income to a separate restricted retained earnings account.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the periods indicated. The amounts in the column Net Unrealized on HTM represents unrealized loss amounts being amortized out of AOCI related to MBS transferred from AFS to HTM in 2007.

	Net Unrealized on AFS	Non-credit OTTI on AFS	Net Unrealized on HTM	Non-credit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
Balance, December 31, 2009	$580	$(55)	$(22)	$(923)	$(241)	$3	$(658)
Net change in the period	168	21	14	293	(320)	(1)	175
Balance, December 31, 2010	748	(34)	(8)	(630)	(561)	2	(483)
Net change in the period	365	8	3	164	(488)	—	52
Balance, December 31, 2011	1,113	(26)	(5)	(466)	(1,049)	2	(431)
Net change in the period	463	18	2	85	(29)	(1)	538
Balance, December 31, 2012	$1,576	$(8)	$(3)	$(381)	$(1,078)	$1	$107

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 17 - Employee Retirement Plans

Multi-Employer Defined Benefit Plan

We participate in the Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. The Pension Plan year runs from July 1 to June 30. Substantially all of our officers and employees are covered by the Pension Plan. The Pension Plan is considered a multi-employer plan under GAAP since assets contributed by an employer are not restricted to provide benefits only to employees of that employer. The Pension Plan is also considered a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, such as the certified zone status, are not applicable to the Pension Plan. Our risks in participating in the Pension Plan are as follows:

•
The Pension Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pension Plan contributions made by us may be used to provide benefits to participants of other participating employers.

•	If a participating employer withdraws from the Pension Plan, the unfunded obligations of the Pension Plan may be borne by the remaining participating employers, which would include us.

•	If we choose to withdraw from the Pension Plan, we may be required to pay the Pension Plan an amount based on the underfunded status of the Pension Plan, referred to as a withdrawal liability.

Relevant information concerning the Pension Plan is outlined below:

•	The Pension Plan's Employer Identification Number is 135645888.

•	The Plan Number is 333.

•
A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the 2011 Pension Plan year ended June 30, 2012 as of the date of this Form 10-K filing.

•	Our contributions for the Pension Plan years that ended June 30, 2011 and 2010 were not more than 5% of the total contributions to the Pension Plan.

•	The Pension Plan is not a collective bargaining agreement.

•	We did not pay any surcharges to the Pension Plan.

•	There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

•
The Moving Ahead for Progress in the 21st Century Act (MAP-21), which was enacted in July 2012, affected the comparison between our 2012 and 2011 contribution to the Pension Plan. Specifically, MAP-21 contains provisions that stabilize the interest rates used to calculate required pension contributions. Current historically low interest rates have resulted in significant increases to required pension contributions. The pension provisions of MAP-21 Act increased our pension plan's funded status and, as a result, we did not make a contribution in 2012. Further, it reduced our net pension cost charged to compensation and benefits expense for year end December 31, 2012, by eliminating our required contribution for 2012.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table discloses our net pension cost, the funded status (which is calculated as the market value of plan assets divided by the funding target) of the total Pentegra DB Plan and for our portion of the Pension Plan and our contributions for the calendar years ended December 31. Market value of plan assets reflects any contributions received through June 30, 2012.

Multiemployer Pension Plan	2012	2011	2010
Net pension cost charged to compensation and benefits expense for the year end December 31,	$—	$7	$15
Pentegra DB Plan funded status as of the plan year end June 30,	108.0%	90.0%	85.8%
Chicago portion funded status as of the plan year end June 30,	127.0%	106.0%	100.0%
Chicago contributions for calendar year ended December 31,	$—	$5	$22

An excess amount of $5 million and $5 million of prepaid additional projected benefit obligation was recorded as a prepaid expense in other assets as of December 31, 2012, and December 31, 2011.

Defined Contribution Plan

We also participate in the Pentegra Defined Contribution Plan for Financial Institutions (the 401K Savings Plan), a tax-qualified defined contribution plan. We make matching contributions equal to a percentage of voluntary employee contributions, subject to IRS limitations. Our contribution for each of the last three years ended December 31, 2012, was $1 million per year.

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

	Benefit Equalization Plan		Postretirement Health and Life Insurance Benefit Plan
Change in Benefit Obligation	2012	2011	2012	2011
Projected benefit obligation at beginning of year	$5	$4	$6	$5
Service cost	1	1	1	1
Projected benefit obligation at end of year	6	5	7	6
Funded status at December 31,	$(6)	$(5)	$(7)	$(6)

The accumulated benefit obligation for the benefit equalization plan was $5 million and $3 million at December 31, 2012, and December 31, 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Net Periodic Costs

Components of the net periodic cost for our benefit equalization plan and postretirement health and life insurance benefit plans are as follows:

	Benefit Equalization Plan			Postretirement Health and Life Insurance Benefit Plan
For the years ended December 31,	2012	2011	2010	2012	2011	2010
Service cost	$1	$1	$1	$1	$1	$—
Net periodic benefit cost	$1	$1	$1	$1	$1	$—

Measurement Date and Plan Assumptions

We used the Citigroup Pension Discount Curve rate as the primary factor in determining the discount rate for both plans.

The measurement dates used to determine the current and prior year's benefit obligations were December 31, 2012, and 2011. The following tables present the weighted average assumptions used to determine benefit obligations.

As of December 31,	2012	2011
Weighted-average assumptions used to determine benefit obligations
Discount rate:
Benefit Equalization Plan	4.01%	4.45%
Postretirement health and life insurance benefit plan	4.01%	4.45%
Rate of compensation increase-Benefit Equalization Plan	3.00%	4.50%
The following tables present the weighted average assumptions used to determine benefit net periodic benefit costs.

For the years ended December 31,	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate:
Benefit Equalization Plan	4.45%	5.50%	5.50%
Postretirement health and life insurance benefit plan	4.45%	5.50%	5.50%
Rate of compensation increase Benefit Equalization Plan	4.50%	5.50%	5.50%

The following tables present our assumed weighted average medical benefits cost trend rate, which is used to measure the expected cost of benefits at year-end.

For the years ended December 31,	2012	2011	2010
Health care cost trend rate assumed for the next year	7.50%	7.50%	7.50%
Rate to which cost trend rate is assumed to decline (ultimate rate)	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2018	2017	2016

For 2012, the effect of a one-percent shift (+1.00% or -1.00%) in medical benefits trend rate was immaterial for both the effect on service and interest cost components as well as the effect on the postretirement benefit obligation.

The estimated future yearly benefits payments for both the Benefit Equalization Plan and the postretirement health and life insurance benefit plan for the years 2013 through 2017 are immaterial. For the years 2018 through 2022, these total $1 million for the Benefit Equalization Plan and $1 million for the postretirement health and life insurance benefit plan.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 18 - Fair Value Accounting

Refer to Note 2 - Summary of Significant Accounting Polices for our accounting policies for fair value accounting.

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

For instruments carried at fair value, we review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of financial assets or liabilities from one level to another. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. We had no transfers for the periods presented.

Valuation Techniques and Significant Inputs
Assets for which fair value approximates carrying value. Due to the short-term nature and negligible credit risk, we use the carrying value approach to estimate fair value of cash and due from banks, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable.

Investment securities—non-MBS and MBS. We use either prices received from third party pricing vendors to determine the fair value, or we use an income approach based on a market-observable interest rate curve adjusted for a spread.

Our third party pricing vendors use various pricing models for each asset class that are consistent with what we believe is representative of what other market participants would use. The significant inputs and assumptions to the models of our third party pricing vendors are derived from market observable sources including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market related data. Since many fixed income securities do not trade on a daily basis, the methodologies of our third party pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. The pricing vendors consider available market observable inputs in determining the evaluation for a security. Thus, securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2 and primarily comprise our portfolio of government, mortgage and asset-backed securities. We classify investment securities (e.g., private-label MBS) in Level 3 when our third party pricing vendors provide us with valuations that are based on significant unobservable inputs.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Recently, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies and control procedures for agency and private-label MBS. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes. While the vendors' proprietary models are not accessible, we reviewed for reasonableness the underlying inputs and assumptions for a sample of securities across different asset classes and duration. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices.

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

As of December 31, 2012, four vendor prices were received for substantially all of our MBS holdings and the final prices were computed by averaging the four prices, excluding any price deemed as an outlier. Based on our review of the pricing methods and controls employed by the third party pricing services and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.
We use one third party pricing service to determine the fair value of agency non-MBS securities (TLGP, SBA, agency bonds and housing development bonds). If available, we compare the prices received from that service to two other third party pricing services to determine if the price is reasonable. If no other third party prices are available we validate against internal models.

We use a hybrid approach to measure the fair value of our FFELP ABS. We either use the fair value provided by one third party pricing service or we use our internal model price. An internal pricing model is used in cases where a fair value is not provided by the pricing service. (We assess the reasonableness of the fair value determined by our internal pricing model by comparing it to the fair value provided by alternative vendor pricing services.) We use the fair value of the third party pricing service provided it is within 1 point of our internal model price. The third party pricing service or the internal model price is compared to three other third party pricing services to test for reasonableness.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label residential MBS. The significant unobservable inputs used by third party pricing services in the fair value measurement of our private-label residential MBS are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. A change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The following table shows the range of values for our investment securities that are carried at fair value on our Statements of Condition using Level 3 significant inputs provided to us by third party pricing services.

		Range of Pricing Services Values
As of December 31, 2012	Fair Value	Minimum	Maximum
AFS Private-label residential MBS - OTTI	$69	$65	$74

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
The significant inputs used to determine fair value for those advances carried under the fair value option on the statements of condition are:

•
Consolidated Obligation curve (CO Curve). We utilize the CO Curve as the key input to fair values of advances because we use the same curve to price our advances, given it best represents our cost of funds. The Office of Finance constructs a market-observable curve referred to as the CO Curve. This curve is constructed using the U.S. Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market observable sources. These market indications are derived from pricing indications from dealers, historical pricing relationships, market activity such as recent GSE trades, and other secondary market activity.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. As of December 31, 2012, the spread adjustment to the CO Curve was +0.20% for advances carried at fair value.

Mortgage loans held for portfolio. We measure the fair value of our entire mortgage loan portfolio based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises, and adjust that fair value amount for impaired mortgage loans held within the portfolio. The prices of the referenced mortgage-backed securities and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, and cash flow remittance between our mortgage loans and the referenced mortgage-backed securities. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.
Accrued interest receivable and payable. The fair value approximates the recorded book value.

Derivative assets/liabilities. The following table shows the values for our derivative assets that are carried at fair value under a fair value hedge strategy on our Statements of Condition using Level 3 significant inputs.

As of December 31, 2012	Significant Inputs Curve	Fair Value
Derivative assets	LIBOR	$32

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. However, active markets do not exist for many of our derivatives. Consequently, fair values for these instruments are estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. We are subject to credit risk in derivative transactions due to the potential nonperformance by the derivative

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

counterparties. We assess whether to provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. Accordingly, the credit valuation adjustment assessment takes into consideration the mitigating effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. In addition, we have entered into bilateral security agreements with all of our active derivative counterparties that provide for delivery of collateral at specified levels based on their credit ratings. This limits our net unsecured credit exposure to those counterparties. As a result of these practices and agreements, we have concluded that the impact of the credit differential between us and our derivative counterparties was sufficiently mitigated to an immaterial level and no adjustment was deemed necessary to the recorded fair values of derivative assets and liabilities in the statements of condition for the periods presented.
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
A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
Interest-rate related:

•
LIBOR swap curve. As of December 31, 2012, the Bank used the LIBOR swap curve to discount cash flows when determining the fair values of its interest rate exchange agreements.  However, the Bank determined that most market participants had as of December 31, 2012 begun using the overnight index swap (OIS) curve to value certain collateralized interest rate exchange agreements and, as a result, the Bank performed an analysis of the effect of using the OIS curve to ensure the valuations derived using the LIBOR swap curve were materially consistent with the fair value measurement guidance provided under GAAP.  In this regard, we believe that the Bank's LIBOR-based derivative valuations of its derivatives portfolio produced fair values that were materially reflective of exit prices by market participants.

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

As of December 31, 2012	Significant Inputs Curve	Fair Value
Non-callable consolidated obligation bonds	CO	$82

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

•
Spread assumption. As of December 31, 2012, there was no basis points spread adjustment to the LIBOR Swap Curve for callable consolidated obligations carried at fair value using the LIBOR swap curve to value callable consolidated obligations. There was no spread adjustment to the CO Curve used to value the non-callable consolidated obligations carried at fair value.

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

Impaired MPF Loans and real estate owned. See Assets Measured at Fair Value on a Nonrecurring Basis on page F-71.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Estimates for Financial Instruments

The following tables are a summary of fair value estimates and for the current period table the related level in the fair value hierarchy for financial instruments. It excludes non-financial items, for example, real estate owned. The carrying amounts in the following tables are recorded in the statements of condition under the indicated captions. These tables do not represent an estimate of the overall market value of the Bank as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.

	December 31, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment/ Cash Collateral [a]
Financial Assets
Cash and due from banks	$3,564	$3,564	$3,564	$—		$—		$—
Securities purchased under agreements to resell	6,500	6,500	—	6,500		—		—
Trading securities	1,229	1,229	—	1,229		—		—
Available-for-sale securities	23,454	23,454	—	23,385		69		—
Held-to-maturity securities	9,567	10,482	—	8,706		1,776		—
Advances	14,530	14,802	—	14,802		—		—
MPF Loans held in portfolio, net	10,432	11,227	—	11,015		212		—
Accrued interest receivable	116	116	—	116		—		—
Derivative assets	47	47	—	1,160	[b]	32	[b]	(1,145)

Financial Liabilities
Deposits	$816	$816	$—	$816		$—		$—
Consolidated obligations -
Discount notes	31,260	31,262	—	31,262		—		—
Bonds	32,569	34,323	—	34,241		82	[c]	—
Accrued interest payable	156	156	—	156		—		—
Mandatorily redeemable capital stock	6	6	6	—		—		—
Derivative liabilities	82	82	—	2,778		—		(2,696)
Subordinated notes	1,000	1,162	—	1,162		—		—

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

As of December 31, 2012	Level 1	Level 2		Level 3		Netting Adjustment [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$1,106		$—		$—	$1,106
GSE residential MBS	—	120		—		—	120
Governmental-guaranteed residential MBS	—	3		—		—	3
Total Trading Securities	—	1,229		—		—	1,229
AFS securities:
U.S. Government & other government related	—	754		—		—	754
FFELP ABS	—	7,453		—		—	7,453
GSE residential MBS	—	12,228		—		—	12,228
Government-guaranteed residential MBS	—	2,950		—		—	2,950
Private-label residential MBS	—	—		69		—	69
Total AFS Securities	—	23,385		69		—	23,454
Advances	—	9		—		—	9
Derivative assets	—	1,160	[b]	32	[b]	(1,145)	47
Total assets at fair value	$—	$25,783		$101		$(1,145)	$24,739
Level 3 as a percent of total assets at fair value				0.4%

Liabilities -
Consolidated obligation bonds	—	(1,251)		(82)	[c]	—	(1,333)
Derivative liabilities	—	(2,778)	[b]	—		2,696	(82)
Total liabilities at fair value	$—	$(4,029)		$(82)		$2,696	$(1,415)
Level 3 as a percent of total liabilities at fair value				5.8%

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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds
For the year ended December 31, 2012
Beginning balance	$63	$37	$(87)
Gains (losses) realized and unrealized:
Included in earnings in interest income or expense	2	—	—
Included in earnings in instruments held under fair value option	—	—	5
Included in earnings in derivatives and hedging activities	—	(5)	—
Included in OCI in net change in fair value on non-credit OTTI on AFS securities	18	—	—
Paydowns and settlements	(14)	—	—
Ending balance	$69	$32	$(82)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$2	$—	$5
For the year ended December 31, 2011
Beginning balance	$76	$29	$(78)
Gains (losses) realized and unrealized:
Included in earnings in derivatives and hedging activities	—	8	(9)
Included in OCI in net change in fair value on non-credit OTTI on AFS securities	2	—	—
Paydowns and settlements	(15)	—	—
Ending balance	$63	$37	$(87)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$8	$(9)
For the year ended December 31, 2010
Beginning balance	$82	$23	$(71)
Gains (losses) realized and unrealized:
Included in earnings in derivatives and hedging activities	—	6	(7)
Included in OCI in net change in fair value on non-credit OTTI on AFS securities	16	—	—
Paydowns and settlements	(22)	—	—
Ending balance	$76	$29	$(78)
Total unrealized gains (losses) included in earnings attributable to instruments still held at period end	$—	$6	$(7)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Assets Measured at Fair Value on a Nonrecurring Basis

The table below presents assets that are measured at fair value on a nonrecurring basis as of the dates shown. These assets are subject to being measured at fair value as a result of becoming impaired during the reporting period or in the case of REO received in satisfaction of conventional MPF Loans when fair value declines during the reporting period. Held-to-maturity private-label residential MBS are measured at fair value using the same methodology and significant assumptions utilized for available-for-sale private-label residential MBS. For impaired conventional MPF Loans and REO received in satisfaction of conventional MPF Loans, a broker price opinion is used to determine fair value when available and current, except for cases in which the broker price opinion exceeds the recorded investment in the MPF Loan. In such cases, we view and use the recorded investment in the MPF Loan as its fair value. If a broker price opinion is not available or current, we measure fair value using our loss severity rate as a significant assumption. Significant increases (decreases) in the loss severity rate input in isolation may result in a significantly lower (higher) fair value measurement. REO received in satisfaction of government MPF Loans are not included in the table below because such REO is not considered impaired nor subject to fair value declines as a result of the government insurance or guarantee.

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Held-to-maturity - Private-label residential MBS	$—	$—	$—	$—	$—	$9
Impaired MPF Loans	—	—	212	—	—	193
Real estate owned	—	—	18	—	—	16
Total non-recurring assets	$—	$—	$230	$—	$—	$218
Fair Value Option
We elected the fair value option for certain advances, discount notes, and short-term consolidated obligation bonds for which hedge accounting treatment may not be achieved. Specifically, hedge accounting may not be achieved in cases where it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance even though the interest rate swaps used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of the advance, discount note, and short-term consolidated obligation bonds with the interest rate swap economically hedging it.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	December 31, 2012			December 31, 2011			December 31, 2010
		Consolidated Obligation			Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
Balance beginning of period	$9	$(2,631)	$(11,466)	$4	$(9,425)	$(4,864)	$4	$(4,749)	$—
New transactions elected for fair value option	—	(15,690)	—	5	(11,174)	(11,610)	—	(23,304)	(6,755)
Maturities and extinguishments	—	17,070	11,472	—	17,974	5,019	—	18,619	1,900
Net gain (loss) on instruments held at fair value	—	—	2	—	(11)	(1)	—	9	(1)
Change in accrued interest and other	—	—	(8)	—	5	(10)	—	—	(8)
Balance end of period	$9	$(1,251)	$—	$9	$(2,631)	$(11,466)	$4	$(9,425)	$(4,864)
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

	December 31, 2012			December 31, 2011
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$9	$9	$—	$9	$9	$—
Consolidated obligation bonds	1,250	1,251	1	2,630	2,631	1
Consolidated obligation discount notes	—	—	—	11,465	11,466	1

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 19 - Commitments and Contingencies

The following table shows our commitments outstanding but not yet incurred or recorded in our statements of condition.

As of	December 31, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$175	$—	$175	$150	$—	$150
Member standby letters of credit	689	725	1,414	296	273	569
Housing authority standby bond purchase agreements	50	382	432	44	282	326
MPF Xtra mortgage purchase commitments concurrently resold to Fannie Mae	495	—	495	250	—	250
MPF Loan mortgage purchase commitments for portfolio	2	—	2	1	—	1
Advance commitments	—	285	285	—	—	—
Total	$1,411	$1,392	$2,803	$741	$555	$1,296

Joint and Several Liability. We have not recognized a liability for the joint and several liability related to the other FHLBs' share of the consolidated obligations at December 31, 2012, and 2011 since we do not believe information exists that would indicate that a liability has been incurred. Further, we do not believe information exists that would indicate that it is reasonably possible that a liability will be incurred at December 31, 2012.

Member Standby Letters of Credit. A member standby letter of credit is a financing arrangement between us and our member. Letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member if not reimbursed by the member. The original terms of these letters of credit, including related commitments, range up to 20 years, with a final expiration in 2022. The carrying values of guarantees related to letters of credit are recorded in other liabilities and none were material at December 31, 2012, and 2011.

We monitor the creditworthiness of our members that have letters of credit. In addition, letters of credit are fully collateralized at the time of issuance. As a result, we have deemed it unnecessary to record any additional liability on these commitments.

Housing Authority Standby Bond Purchase Agreements. We have entered into standby bond-purchase agreements with state housing authorities within our district whereby we agree to provide liquidity for a fee. If required, we will purchase and hold the state housing authority's bonds until the designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby bond purchase agreement. Each standby bond purchase agreement dictates the specific terms that would require us to purchase the bond. These standby bond purchase commitments have original expiration periods of up to 3 years, expiring no later than 2015, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

MPF Xtra and MPF Loan Mortgage Purchase Commitments. We enter into commitments that unconditionally obligate us to fund or purchase mortgage loans. Commitments are for periods up to 81 days. Under the MPF Xtra product, we enter into delivery commitments to purchase MPF Xtra mortgage loans from the PFIs and simultaneously enter into delivery commitments to resell these loans to Fannie Mae. For derivative and hedging activities disclosure purposes, the delivery commitments issued by us and by Fannie Mae are considered separate and offsetting derivatives. The fair values of these derivatives are immaterial and are recorded as derivative assets and liabilities in our statements of condition. We also continue to issue immaterial amounts of delivery commitments for our portfolio under our traditional MPF Program to support our affordable housing initiatives.

Written Advance Commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date. We may hedge a firm commitment for a forward-starting advance through the use of an interest rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The carrying value of the firm commitment will be included in the basis of the advance at the time the advance is funded.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Lease Commitments

We recorded operating lease expenses for premises of $1 million, $1 million, and $2 million for the years ended December 31, 2012, 2011, and 2010.

Future operating and capital lease commitments at December 31, 2012, were as follows:

Year	Operating leases (premises)	Capital leases (equipment)	Total
Lease commitments due 2013	$2	$7	$9
Lease commitments due 2014	1	7	8
Lease commitments due 2015	1	2	3
Lease commitments due 2016	2	—	2
Lease commitments due 2017	2	—	2
Lease commitments due after 2017	13	—	13
Total lease commitments	$21	$16	$37

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

Note 20 - Transactions with Members and Other FHLBs

Related Parties

We are a member-owned cooperative. We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock.

We conduct our advances business and the MPF Program almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve as our directors. We extend credit to them on market terms that are no more favorable than the terms of comparable transactions with other members who are not considered related parties (as defined above). In addition, we may purchase short-term investments, sell Federal Funds to, and purchase MBS from members (or affiliates of members) whose officers or directors serve as our directors. All such investments are market rate transactions and all such MBS are purchased through securities brokers or dealers. As an additional service to our members, including those whose officers or directors serve as our directors, we may enter into interest rate derivatives with members and offset these derivatives with non-member counterparties. These transactions are executed at market rates.

Members

The table below summarizes balances we had with our members as defined above as related parties (including their affiliates) as reported in the statements of condition as of the dates indicated. Members represented in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership.

	December 31, 2012	December 31, 2011
Assets - Advances	$2,500	$3,515
Liabilities - Deposits	106	69
Equity - Capital Stock	239	399

Other FHLBs

Material amounts of transactions with other FHLBs, if any, are parenthetically identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	March 14, 2013	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 14, 2013	(Principal Financial Officer and Principal Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director's capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2012, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S - 1

Federal Home Loan Bank of Chicago

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2013
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2013
Roger D. Lundstrom

*/s/ Thomas L. Herlache	Chairman of the Board of Directors	March 14, 2013
Thomas L. Herlache

*/s/ Steven F. Rosenbaum	Vice Chairman of the Board of Directors	March 14, 2013
Steven F. Rosenbaum

*/s/ Diane M. Aigotti	Director	March 14, 2013
Diane M. Aigotti

*/s/ James T. Ashworth	Director	March 14, 2013
James T. Ashworth

*/s/ Owen E. Beacom	Director	March 14, 2013
Owen E. Beacom

*/s/ Edward P. Brady	Director	March 14, 2013
Edward P. Brady

S - 2

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ Mary J. Cahillane	Director	March 14, 2013
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 14, 2013
Mark J. Eppli

*/s/ Thomas M. Goldstein	Director	March 14, 2013
Thomas M. Goldstein

*/s/ Arthur E. Greenbank	Director	March 14, 2013
Arthur E. Greenbank

*/s/ Roger L. Lehmann	Director	March 14, 2013
Roger L. Lehmann

*/s/ E. David Locke	Director	March 14, 2013
E. David Locke

*/s/ John K. Reinke	Director	March 14, 2013
John K. Reinke

*/s/ Leo J. Ries	Director	March 14, 2013
Leo J. Ries

*/s/ William W. Sennholz	Director	March 14, 2013
William W. Sennholz

*/s/ Michael G. Steelman	Director	March 14, 2013
Michael G. Steelman

*/s/ Gregory A. White	Director	March 14, 2013
Gregory A. White

* By: /s/ Peter E. Gutzmer		March 14, 2013
Peter E. Gutzmer, Attorney-in-fact

S - 3