Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Chicago
filed 2013-05-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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

As of April 30, 2013, including mandatorily redeemable capital stock, registrant had 16,170,454 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$442	$3,564
Federal Funds sold	926	—
Securities purchased under agreements to resell	5,835	6,500
Investment securities -
Trading	1,976	1,229
Available-for-sale	23,004	23,454
Held-to-maturity, $9,309 and $10,482 at fair value	8,397	9,567
Total investment securities	33,377	34,250
Advances, $9 and $9 carried at fair value	14,403	14,530
MPF Loans held in portfolio, net of allowance for credit losses of $(40) and $(42)	9,653	10,432
Accrued interest receivable	106	116
Derivative assets	42	47
Software and equipment, net of accumulated amortization/depreciation of $(157) and $(157)	31	32
Other assets	107	113
Total assets	$64,922	$69,584
Liabilities
Deposits - Interest bearing	$741	$728
- Non-interest bearing	78	88
Total deposits	819	816
Consolidated obligations, net -
Discount notes, $75 and $0 carried at fair value	24,292	31,260
Bonds, $1,250 and $1,251 carried at fair value	34,751	32,569
Total consolidated obligations, net	59,043	63,829
Accrued interest payable	287	156
Mandatorily redeemable capital stock	4	6
Derivative liabilities	79	82
Affordable Housing Program assessment payable	83	78
Other liabilities	158	169
Subordinated notes	1,000	1,000
Total liabilities	61,473	66,136
Commitments and contingencies - Note 15
Capital
Class B-1 Capital stock - putable $100 par value - 1 million and 1 million shares issued and outstanding at March 31, 2013 and December 31, 2012	116	122
Class B-2 Capital stock - putable $100 par value - 14 million and 15 million shares issued and outstanding at March 31, 2013 and December 31, 2012	1,433	1,528
Total Capital stock	1,549	1,650
Retained earnings - unrestricted	1,647	1,584
Retained earnings - restricted	123	107
Total retained earnings	1,770	1,691
Accumulated other comprehensive income (loss)	130	107
Total capital	3,449	3,448
Total liabilities and capital	$64,922	$69,584

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2013	2012
Interest income	$403	$525
Interest expense	290	366
Net interest income before provision for credit losses	113	159
Provision for credit losses	—	6
Net interest income	113	153

Non-interest gain (loss) on -
Total other-than-temporary impairment	—	(2)
Net non-credit portion reclassified to (from) statements of comprehensive income	—	1
Net other-than-temporary impairment (OTTI) charges, credit portion	—	(1)
Trading securities	(6)	(14)
Derivatives and hedging activities	2	11
Instruments held under fair value option	1	6
Other, net	4	4
Total non-interest gain (loss)	1	6

Non-interest expense -
Compensation and benefits	14	15
Other operating expenses	9	9
FHFA	1	2
Office of Finance	1	1
Other	—	3
Total non-interest expense	25	30

Income before assessments	89	129

Affordable Housing Program assessment	9	13

Net income	$80	$116

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2013	2012
Net income	$80	$116

Other comprehensive income -
Net unrealized gain (loss) on available-for-sale securities
Unrealized gains (losses)	(85)	(32)
Total net unrealized gain (loss) on available-for-sale securities	(85)	(32)
Net unrealized gain (loss) on held-to-maturity securities [a]
Reclassification to net income	1	1
Total net unrealized gain (loss) on held-to-maturity securities	1	1
Non-credit OTTI on available-for-sale securities
Net change in fair value	6	5
Total non-credit OTTI on available-for-sale securities	6	5
Non-credit OTTI on held-to-maturity securities
Non-credit portion OTTI loss transferred from net income	—	(1)
Accretion of non-credit portion to HTM asset	15	20
Total non-credit OTTI on held-to-maturity securities	15	19
Net unrealized gain (loss) on hedging activities
Unrealized gains (losses)	88	52
Reclassification of net realized (gains) losses to net income	(3)	(1)
Total net unrealized gain (loss) on hedging activities	85	51
Post retirement plans - reclassification to net income	1	—

Total other comprehensive income	23	44

Total comprehensive income	$103	$160

[a]	This item relates to the amortization of fair value adjustments from a 2007 transfer at fair value of available-for-sale securities to held-to-maturity securities.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable				Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares [a]		Par Value		Unrestricted	Restricted	Total
Balance, December 31, 2011	24	[b]	$2,402	[b]	$1,289	$32	$1,321	$(431)	$3,292
Comprehensive income					93	23	116	44	160
Proceeds from issuance of capital stock	—		17						17
Repurchases of capital stock	(5)		(499)						(499)
Capital stock reclassified to mandatorily redeemable capital stock	—		(12)						(12)
Cash dividends on capital stock (0.10% annualized)					(1)	—	(1)		(1)
Balance, March 31, 2012	19		$1,908		$1,381	$55	$1,436	$(387)	$2,957

Balance, December 31, 2012	16	[b]	$1,650	[b]	$1,584	$107	$1,691	$107	$3,448
Comprehensive income					64	16	80	23	103
Proceeds from issuance of capital stock	—		38						38
Repurchases of capital stock	(1)		(96)						(96)
Capital stock reclassified to mandatorily redeemable capital stock	—		(43)						(43)
Cash dividends on capital stock (0.30% annualized)					(1)	—	(1)		(1)
Balance, March 31, 2013	15		$1,549		$1,647	$123	$1,770	$130	$3,449

[a]	Excludes outstanding shares reclassified to mandatorily redeemable capital stock.

[b]	On January 1, 2012 Capital Stock, shares and par value, were converted to B-1 and B-2 shares under our new Capital Plan.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Three months ended March 31,	2013	2012
Operating	Net cash provided by (used in) operating activities	$311	$339
Investing	Net change Federal Funds sold	(926)	(520)
	Net change securities purchased under agreements to resell	665	(425)
	Advances -
	Principal collected	62,471	31,206
	Issued	(62,368)	(30,668)
	MPF Loans held in portfolio-
	Principal collected	786	975
	Purchases	(13)	(13)
	Trading securities -
	Proceeds from maturities, sales, and paydowns	244	134
	Purchases	(1,000)	—
	Held-to-maturity securities [a]-
	Short-term held-to-maturity securities, net	705	278
	Proceeds from maturities	494	496
	Purchases	(3)	(11)
	Available-for-sale securities -
	Proceeds from maturities and sales	314	344
	Proceeds from sale of foreclosed assets	25	14
	Capital expenditures for software and equipment	(1)	(2)
	Net cash provided by (used in) investing activities	1,393	1,808
Financing	Net change deposits	3	83
	Maturities of securities sold under agreements to repurchase	—	(400)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	199,066	102,532
	Bonds	4,453	10,961
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(206,037)	(105,514)
	Bonds	(2,189)	(9,779)
	Net proceeds (payments) on derivative contracts with financing element	(18)	(20)
	Proceeds from issuance of capital stock	38	17
	Repurchase or redemption of capital stock	(96)	(499)
	Redemptions of mandatorily redeemable capital stock	(45)	(2)
	Cash dividends paid	(1)	(1)
	Net cash provided by (used in) financing activities	(4,826)	(2,622)
	Net increase (decrease) in cash and due from banks	(3,122)	(475)
	Cash and due from banks at beginning of year	3,564	1,002
	Cash and due from banks at end of period	$442	$527
Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$43	$12
	Transfer of MPF Loans to real estate owned	23	22

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K (2012 Form 10-K) filed with the SEC.
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

Subsequent Events:

As previously disclosed in Note 12 - Assessments to the financial statements in our 2012 Form 10-K, in December 2011, our Board of Directors approved a plan to supplement our current affordable housing and community investment programs with $50 million in additional funds to promote affordable housing and economic development.  Based on the underlying facts and circumstances known to us when we filed our 2011 Form 10-K, we recognized a one time charge of $50 million net of affordable housing assessments in the fourth quarter of 2011 related to our plan to fund affordable housing and economic development projects. This charge was recognized as “Non-interest expense - Other community investment” in our 2011 Statement of Income.

Subsequent to the filing of our 2011 Form 10-K, we developed the Community First b Fund, which is a framework for using these funds as part of a revolving loan fund, and submitted it to the FHFA for approval. In April of 2013, we received a letter from the FHFA approving the Community First Fund subject to certain supervisory conditions and further approval by our Board of Directors. In April of 2013, our Board of Directors approved the implementation of the Community First Fund, which resulted in the reversal of the $50 million charge into earnings in the second quarter of 2013. The $50 million reversal will be recognized through “Non-interest expense - Other community investment” in our second quarter 2013 Statement of Income. The reversal will not be included in our AHP assessment for 2013 since we added back the $50 million charge to income before assessments when we accrued our AHP assessment in 2011 - that is, we already have paid our AHP assessment attributable to the $50 million charge.

[a]	Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

[b]	“Mortgage Partnership Finance”, “MPF”, and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago. “Community First” is a trademark of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Our Summary of Significant Accounting Policies can be found in our 2012 Form 10-K starting on page F-11. There have been no significant changes during the first quarter of 2013.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Joint and Several Liability Arrangements
In February of 2013, the FASB issued new accounting guidance for obligations resulting from joint and several liability arrangements, except for obligations otherwise accounted for elsewhere within GAAP, such as guarantees. The new guidance requires us to measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Further, any additional estimated amount we expect to pay on behalf of other FHLBs also would be recognized at the reporting date. The accounting for our guarantee to other FHLBs is scoped out of the new guidance, and accordingly, our existing accounting of our guarantee as a related party guarantee will not change. The new guidance becomes effective January 1, 2014 and is required to be applied retrospectively to all prior periods presented for our obligations that exist as of January 1, 2014. Earlier adoption is permitted. The new guidance is not expected to have an effect on our operating activities or financial statements. For further discussion of our joint and several liability see Note 11 - Consolidated Obligations to the financial statements in our 2012 Form 10-K.
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2013	2012
Interest income -
Federal Funds sold	$1	$1
Securities purchased under agreements to resell	2	1
Interest bearing deposits	1	—

Investment securities -
Trading	6	17
Available-for-sale	149	165
Held-to-maturity	90	114
Total investment securities	245	296

Advances	36	48
Advance prepayment fees, net of fair value hedge adjustments of $0 and $(22)	5	26
Total Advances	41	74

MPF Loans held in portfolio, net	113	153

Total interest income	403	525

Interest expense -
Consolidated obligations -
Discount notes	77	76
Bonds	199	276
Total consolidated obligations	276	352

Subordinated notes	14	14
Total interest expense	290	366

Net interest income before provision for credit losses	113	159
Provision for credit losses	—	6
Net interest income	$113	$153

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

Pledged Collateral

We enter into bilateral collateral agreements and execute derivatives and other transactions with major banks and broker-dealers. We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the Statements of Condition. We did not pledge any investment securities as collateral as of March 31, 2013 and December 31, 2012. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities:

As of	March 31, 2013	December 31, 2012
U.S. Government & other government related	$1,868	$1,106
MBS:
GSE residential	106	120
Government-guaranteed residential	2	3
Total MBS	108	123
Total trading securities	$1,976	$1,229

At March 31, 2013, and 2012, we had net year-to-date unrealized gains (losses) of $(6) million and $(14) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Carrying and Fair Value
As of March 31, 2013
U.S. Government & other government related	$648	$—	$58	$—	$706
FFELP ABS	6,794	—	509	(13)	7,290

MBS:
GSE residential	11,265	—	800	(46)	12,019
Government-guaranteed residential	2,732	—	184	—	2,916
Private-label residential	76	(2)	—	(1)	73
Total MBS	14,073	(2)	984	(47)	15,008
Total	$21,515	$(2)	$1,551	$(60)	$23,004

As of December 31, 2012
U.S. Government & other government related	$690	$—	$64	$—	$754
FFELP ABS	6,958	—	508	(13)	7,453

MBS:
GSE residential	11,402	—	880	(54)	12,228
Government-guaranteed residential	2,758	—	192	—	2,950
Private-label residential	78	(8)	—	(1)	69
Total MBS	14,238	(8)	1,072	(55)	15,247
Total	$21,886	$(8)	$1,644	$(68)	$23,454

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost, Carrying Value, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of March 31, 2013
U.S. Government & other government related	$1,739	$—	$1,739	$134	$—	$1,873
State or local housing agency	24	—	24	—	—	24

MBS:
GSE residential	3,936	—	3,936	330	—	4,266
Government-guaranteed residential	1,321	—	1,321	56	—	1,377
Private-label residential	1,743	(366)	1,377	394	(2)	1,769
Total MBS	7,000	(366)	6,634	780	(2)	7,412
Total	$8,763	$(366)	$8,397	$914	$(2)	$9,309

As of December 31, 2012
U.S. Government & other government related	$2,487	$—	$2,487	$139	$—	$2,626
State or local housing agency	24	—	24	—	—	24

MBS:
GSE residential	4,282	—	4,282	377	—	4,659
Government-guaranteed residential	1,340	—	1,340	57	—	1,397
Private-label residential	1,815	(381)	1,434	348	(6)	1,776
Total MBS	7,437	(381)	7,056	782	(6)	7,832
Total	$9,948	$(381)	$9,567	$921	$(6)	$10,482

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of March 31, 2013
FFELP ABS	$—	$—	$1,055	$(13)		$1,055	$(13)

MBS:
GSE residential	—	—	3,504	(46)		3,504	(46)
Private-label residential	—	—	68	(3)	[a]	68	(3)	[a]
Total MBS	—	—	3,572	(49)		3,572	(49)
Total available-for-sale securities	$—	$—	$4,627	$(62)		$4,627	$(62)

As of December 31, 2012
FFELP ABS	$—	$—	$1,079	$(13)		$1,079	$(13)

MBS:
GSE residential	40	—	3,540	(54)		3,580	(54)
Private-label residential	—	—	69	(9)	[a]	69	(9)	[a]
Total MBS	40	—	3,609	(63)		3,649	(63)
Total available-for-sale securities	$40	$—	$4,688	$(76)		$4,728	$(76)

[a]	Includes $52 million and $45 million of gross unrealized/unrecognized recoveries in fair value at March 31, 2013, and at December 31, 2012.

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2013
Private-label residential MBS Held-to-Maturity	$—	$—	$1,626	$(368)	$1,626	$(368)

As of December 31, 2012
Private-label residential MBS Held-to-maturity	$—	$—	$1,640	$(387)	$1,640	$(387)

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

	Available-for-Sale		Held-to-Maturity
As of March 31, 2013	Amortized Cost	Fair Value	Carrying Value	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$62	$63
Due after one year through five years	87	92	52	53
Due after five years through ten years	99	107	474	504
Due after ten years	462	507	1,175	1,277
Total non-ABS/MBS	648	706	1,763	1,897
ABS and MBS	20,867	22,298	6,634	7,412
Total securities	$21,515	$23,004	$8,397	$9,309

Other-Than-Temporary Impairment

We recognize credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses are recognized in AOCI since we do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell any investment security before the recovery of its amortized cost basis. The non-credit loss in AOCI on HTM securities are accreted back into the HTM securities over their remaining lives as an increase to the carrying value, since we ultimately expect to collect these amounts. See Statements of Comprehensive Income on page 5. For the three months ended March 31, 2013, we had no OTTI charges.

Significant Inputs Used to Determine OTTI

Our analysis for OTTI on our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee. We use the information provided to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee was formed by the FHLBs to achieve consistency among the FHLBs in their analyses of the OTTI of private-label MBS. We are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields.

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

As of March 31, 2013, we developed a housing price forecast with seven short-term projections with changes ranging from -4.0% to +4.0% over the twelve month period beginning January 1, 2013. For the vast majority of markets, the short-term forecast has changes from -1.0% to +1.0%.  Thereafter, home prices were projected to recover using one of five different recovery paths.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the projected home price recovery by future month.

As of March 31, 2013	Recovery Range Annualized %
Months	Low	High
1-6	0.0%	3.0%
7-12	1.0%	4.0%
13-18	2.0%	4.0%
19-30	2.0%	5.0%
31-42	2.0%	6.0%
43-54	2.0%	6.0%
Thereafter	2.3%	5.6%

Based on these inputs and assumptions for the three months ended March 31, 2013, we had no OTTI charges.

The following table presents the current outstanding balances on private-label MBS that were other-than-temporarily impaired at some point during the life of the securities. This table does not include HTM and AFS securities that are in an unrealized loss position, which have not had an OTTI charge during the life of the security. In this table, we classify our private-label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security based on the issuer's classification, or as published by a nationally recognized statistical rating organization (NRSRO), at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

As of March 31, 2013	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value
Private-label residential MBS:
Alt-A	$114	$74	$72	$72
Total OTTI AFS securities	$114	$74	$72	$72

Private-label residential MBS:
Prime	$1,305	$1,014	$755	$997
Subprime	798	513	406	555
Total OTTI HTM securities	$2,103	$1,527	$1,161	$1,552

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	March 31, 2013	December 31, 2012
Noncallable/nonputable	$11,369	$11,616
Callable	933	776
Putable	1,935	1,948
Total par value	14,237	14,340
Hedging adjustments	141	166
Other adjustments	25	24
Total advances	$14,403	$14,530

The following table presents our advances by redemption terms:

As of March 31, 2013	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$5,177	0.55%	$6,104	$7,100
One to two years	1,165	2.06%	1,070	1,163
Two to three years	1,167	2.50%	967	727
Three to four years	1,579	3.41%	1,379	1,058
Four to five years	4,132	1.19%	3,755	3,362
More than five years	1,017	2.94%	962	827
Total par value	$14,237	1.51%	$14,237	$14,237

Credit Risk Concentration and Collateral Pledged

The following advance borrowers exceeded 10% of our total advances outstanding:

As of March 31, 2013	Par Value Outstanding	% of Total
BMO Harris Bank N.A.	$2,375	17%
State Farm Bank, F.S.B	1,500	11%

We lend to members within our district according to Federal statutes, including the FHLB Act. The FHLB Act requires us to hold, or have access to, collateral to secure our advances, and we do not expect to incur any credit losses on advances. We have policies and procedures in place that are designed to manage our credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the member's financial condition. We continue to monitor the collateral and creditworthiness of our borrowers. Based on the collateral pledged as security for advances and our credit analyses of our members' financial condition and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of our advances. See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

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

As of	March 31, 2013	December 31, 2012
Medium term (15 years or less)	$2,301	$2,557
Long term (greater than 15 years)	7,271	7,783
Total unpaid principal balance	9,572	10,340
Net premiums, credit enhancement and deferred loan fees	33	37
Hedging adjustments	88	97
Total before allowance for credit losses	9,693	10,474
Allowance for credit losses	(40)	(42)
Total MPF Loans held in portfolio, net	$9,653	$10,432

Conventional mortgage loans	$7,612	$8,260
Government insured mortgage loans	1,960	2,080
Total unpaid principal balance	$9,572	$10,340

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

For detailed information on these methodologies and our accounting policies please see Note 8 - Allowance for Credit Losses to the financial statements in our 2012 Form 10-K.

Credit Products

For the periods presented, we had no credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to our credit products during the periods then ended. Based upon the collateral we held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we do not believe that any credit losses have been incurred on our credit products; accordingly, we have not recorded any allowance for credit losses for our credit products. Additionally, no liability was recorded to reflect credit losses for our credit products with off-balance sheet credit exposures.

Conventional MPF Loans
MPF Risk Sharing Structure

For a definition of MPF Risk Sharing Structure see page F-36 in our 2012 Form 10-K. We share the risk of credit losses on conventional MPF Loan products with our PFIs (excluding the MPF Xtra product) by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment (MC). We require that conventional MPF Loans held in our portfolio be credit enhanced at inception so that our risk of loss is limited to be equivalent to the losses of an investor in an AA rated mortgage backed security. As a part of our methodology to determine the amount of credit enhancement necessary, we analyze the risk characteristics of each MPF Loan using a model licensed from an NRSRO. We use the model to evaluate loan data provided by the PFI as well as other relevant information.

The table below presents the impact of the MPF Risk Sharing Structure and severity rates on our allowance for credit losses. For detailed definitions of how Total Severity Rate and Credit Loss Severity Rate are calculated, see Loss Severity on page F-38 in our 2012 Form 10-K.

As of	March 31, 2013	December 31, 2012
Total Severity Rate	37.0%	38.0%
Credit Loss Severity Rate	21.0%	22.0%
Total estimated losses outstanding	$83	$88
Less: losses expected to be absorbed by MPF Risk Sharing Structure [a]	(21)	(23)
Our share of total losses	62	65
Less: non-credit losses	(27)	(27)
Credit losses	35	38
Plus: other estimated credit losses in the remaining portfolio	5	4
Allowance for credit losses on conventional MPF Loans	$40	$42

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

	March 31, 2013	March 31, 2012
For the three months ended
Allowance for credit losses on conventional MPF Loans-
Balance, beginning of period	$42	$45
Losses charged to the allowance	(2)	(2)
Provision for credit losses	—	6
Balance, end of period	$40	$49

As of	March 31, 2013	December 31, 2012
Specifically identified and individually evaluated for impairment	$30	$30
Homogeneous pools of loans and collectively evaluated for impairment	10	12
Allowance assigned to conventional MPF Loan	$40	$42

Individually evaluated for impairment - with an allowance	$222	$230
Collectively evaluated for impairment	7,534	8,190
Recorded Investment in Conventional MPF Loans	$7,756	$8,420

Government MPF Loans Held for Portfolio

We invest in fixed-rate government MPF Loans which are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), and/or by the Department of Housing and Urban Development (HUD). The PFI provides and maintains insurance or a guaranty from these agencies. The PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government MPF Loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor, are absorbed by the servicing PFIs. Therefore, we only have credit risk for these loans if the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of our servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of the periods presented. Further, due to the government guarantee or insurance, these loans are not placed on nonaccrual status or disclosed as troubled debt restructurings.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

	March 31, 2013			December 31, 2012
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$191	$114	$305	$180	$116	$296
Past due 60-89 days	56	31	87	59	42	101
Past due 90 days or more	248	197	445	254	208	462
Total past due	495	342	837	493	366	859
Total current	7,261	1,644	8,905	7,927	1,741	9,668
Total recorded investment	$7,756	$1,986	$9,742	$8,420	$2,107	$10,527
In process of foreclosure	$141	$74	$215	$149	$76	$225
Serious delinquency rate [a]	3.21%	9.95%	4.58%	3.03%	9.86%	4.40%
Past due 90 days or more still accruing interest [b]	$69	$198	$267	$67	$208	$275
On nonaccrual status	$226	$—	$226	$234	$—	$234

[a]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total recorded investment.

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

The table below presents our recorded investment balance in troubled debt restructured loans as of the dates presented. The recorded investment balances for modified loans still in their trial period were immaterial. Performing includes modified loans that are accruing interest. Nonperforming includes modified loans that are on nonaccrual status.

	March 31, 2013			December 31, 2012
As of	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Recorded investment in conventional MPF Loan TDRs	$16	$17	$33	$14	$3	$17

Our pre- and post-modification recorded investment in troubled debt restructurings during the quarter ended March 31, 2013, was $7 million and during the quarter ended March 31, 2012, was $1 million. These amounts represent both the pre- and post- modification amounts recorded in our statement of condition as of the date the troubled debt restructurings were consummated. Specifically, the modified terms do not fully take effect until after a three month trial period in which the borrower demonstrates

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

an ability to pay under the modified terms during the trial period; however, we consider the conventional MPF Loan a troubled debt restructuring at the inception of the trial period. If the borrower fails to pay during the trial period, the payment terms revert back to the original agreement with the borrower. The pre- and post- modification amounts are the same as we did not record any write-offs either due to the forgiveness of principal or a direct write-off due to a confirmed loss.

Troubled debt restructurings from the previous 12 months that subsequently defaulted during the three months ending March 31, 2013, and 2012 were $8 million and $1 million. A borrower is considered to have defaulted on a troubled debt restructuring if contractually due principal or interest payment is sixty days past due at any time during the past 12 months. The amount of nonperforming troubled debt restructurings are less than the amount that have subsequently defaulted either because a defaulted troubled debt restructuring subsequently became current or was transferred to REO.

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either date.

	March 31, 2013			December 31, 2012
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans with an allowance	$222	$217	$30	$230	$224	$30

The following table summarizes the average recorded investment of impaired MPF Loans and related interest recognized.

	March 31, 2013		March 31, 2012
For the periods ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months	$224	$—	$202	$2

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Polices to the financial statements in our 2012 Form 10-K for our accounting policies for derivatives.

In December of 2011, and as amended in January 2013, the FASB issued new disclosure requirements pertaining to offsetting (netting) of assets and liabilities. We adopted these new disclosure requirements retrospectively for all comparative periods presented effective January 1, 2013. The requirements require disclosure of both gross information and net information related to only derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing regardless of whether we offset these transactions in our statement of condition. A description of the rights of setoff related to these financial instruments, including the nature of those rights, also are required to be disclosed. We do not have repurchase agreements and reverse repurchase agreements or securities borrowing and securities lending transactions that are subject to offset in our statement of condition. As a result, we are only providing the required disclosures related to derivative instruments, which can be found below.

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 18 - Fair Value Accounting to the financial statements in our 2012 Form 10-K for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $69 million of collateral at fair value to our derivatives counterparties at March 31, 2013.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our derivatives, including cash collateral and related interest where we had the right to reclaim the collateral on derivative assets. As of March 31, 2013, we delivered $1 million excess collateral on derivative liabilities. Netting adjustments represent the effect of legally enforceable master netting agreements that allow us to settle positive and negative positions.

	March 31, 2013				December 31, 2012
As of	Notional Amount	Derivative Assets		Derivative Liabilities	Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$27,746	$86		$1,985	$24,678	$103		$2,107
Total	27,746	86		1,985	24,678	103		2,107
Derivatives not in hedge accounting relationships-
Interest rate swaps	15,004	650		572	13,352	691		656
Interest rate swaptions	5,510	139		—	8,690	160		—
Interest rate caps or floors	1,913	203		—	1,913	223		—
Mortgage delivery commitments	757	10		10	992	15		15
Total	23,184	1,002		582	24,947	1,089		671
Total before adjustments	$50,930	1,088		2,567	$49,625	1,192		2,778
Netting adjustments		(1,030)		(1,030)		(1,120)		(1,120)
Exposure at fair value		58	[a]	1,537		72	[a]	1,658
Cash collateral and related accrued interest		(16)		(1,458)		(25)		(1,576)
Derivative assets and liabilities		$42		$79		$47		$82

[a]	Includes net accrued interest receivable of $8 million as of March 31, 2013, and $1 million as of December 31, 2012.

The following table shows the offsetting of derivative assets and liabilities for derivative instruments with legal right of offset as well as derivative instruments without the legal right of offset (i.e., mortgage delivery commitments):

	March 31, 2013		December 31, 2012
As of	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount	$1,078	$2,557	$1,177	$2,763
Gross amounts of netting adjustments and cash collateral	(1,046)	(2,488)	(1,145)	(2,696)
Net amounts after offsetting adjustments	32	69	32	67
Derivatives without legal right of offset	10	10	15	15
Total derivatives recorded in Statements of Condition	42	79	47	82
Noncash collateral received or pledged and not offset-
Cannot be sold or repledged	30	—	30	—
Net unsecured amount	$12	$79	$17	$82

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following tables present the components of derivatives and hedging activities as presented in the statements of income.

	Three months ended March 31,
For the periods ending	2013	2012
Fair value hedges -
Interest rate swaps	$2	$4
Other	—	1
Fair value hedges - ineffectiveness net gain (loss)	2	5
Cash flow hedges - ineffectiveness net gain (loss)	1	2
Economic hedges -
Interest rate swaps	11	(2)
Interest rate swaptions	(6)	—
Interest rate caps/floors	(19)	(13)
Net interest settlements	13	19
Economic hedges - net gain (loss)	(1)	4
Net gains (losses) on derivatives and hedging activities	$2	$11

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Total Ineffectiveness Gain (Loss) Recognized in Derivatives and Hedging Activities	Net Interest Settlements Effect on Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Three months ended March 31, 2013
Hedged item type -
Available-for-sale securities	$56	$(55)	$1	$(34)	$—
Advances	26	(23)	3	(17)	(1)
MPF Loans held for portfolio	—	—	—	—	(10)
Consolidated obligation bonds	(87)	85	(2)	47	(7)
Total	$(5)	$7	$2	$(4)	$(18)

Three months ended March 31, 2012
Hedged item type -
Available-for-sale securities	$36	$(34)	$2	$(32)	$—
Advances	8	(5)	3	(24)	(23)
MPF Loans held for portfolio	(1)	2	1	(1)	(14)
Consolidated obligation bonds	(24)	23	(1)	38	(9)
Total	$19	$(14)	$5	$(19)	$(46)

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

	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities	Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Change in OCI	Net Interest Settlements Effect on Net Interest Income [a]
Three months ended March 31, 2013
Advances - interest rate floors	$3	$—	$3	$—	$(3)	$—
Discount notes - interest rate swaps	(1)	1	—	88	88	(67)
Total	$2	$1	$3	$88	$85	$(67)
Three months ended March 31, 2012
Advances - interest rate floors	$4	$—	$4	$—	$(4)	$—
Discount notes - interest rate caps	(2)	—	(2)	—	2	—
Discount notes - interest rate swaps	(1)	2	1	52	51	(67)
Bonds - interest rate swaps	(2)	—	(2)	—	2	—
Total	$(1)	$2	$1	$52	$51	$(67)

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of     derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $10 million as of March 31, 2013. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 7 years.

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

As of March 31, 2013	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$7,096	2.83%	$22,306
One to two years	4,491	4.24%	4,941
Two to three years	2,621	2.72%	1,896
Three to four years	2,663	4.16%	2,143
Four to five years	4,706	2.56%	2,276
Thereafter	13,342	2.19%	1,357
Total par value	$34,919	2.82%	$34,919

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

	Carrying Value	Par Value	Weighted Average Interest Rate
As of March 31, 2013	$24,292	$24,298	0.13%
As of December 31, 2012	31,260	31,269	0.13%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2013	December 31, 2012
Noncallable	$18,669	$19,179
Callable	16,250	13,480
Total par value	34,919	32,659
Bond premiums (discounts), net	14	13
Hedging adjustments	(182)	(104)
Fair value option adjustments	—	1
Total consolidated obligation bonds	$34,751	$32,569

Note 11 – Subordinated Notes

Our subordinated notes outstanding mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the United States government or any FHLBs other than us. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable. For further description of our subordinated notes see Note 13 - Subordinated Notes to the financial statements in our 2012 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock

Capital Rules

Under our Capital Plan our stock consists of two sub-classes of stock, Class B-1 stock and Class B-2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions.

Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement, as further discussed in Capital Rules after Conversion to New Capital Structure on page F-54 in our 2012 Form 10-K. Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement will apply on a continuing basis. We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum investment requirement and we remain in compliance with our regulatory capital requirements.

During the three months ended March 31, 2013, we repurchased excess capital stock totaling $100 million. Our plan for repurchasing the excess capital stock of current members over a period of time (Repurchase Plan) which we implemented in connection with our capital plan, terminated by its terms in May 2012. However, pursuant to a resolution adopted by our Board of Directors as discussed in Note 14 - Regulatory Actions to the financial statements in our 2012 Form 10-K, we continue to repurchase excess capital stock held by members on a quarterly basis if we maintain compliance with the financial and capital thresholds set forth in the Repurchase Plan both prior to and following the repurchase.

On April 15, 2013, following our assessment that we met the thresholds for repurchase based on the financial results for the first quarter of 2013, we notified members of another repurchase opportunity and the process for requesting repurchase. In accordance with that process, we announced our plan to repurchase excess capital stock of up to $200 million on May 15, 2013, which represents approximately all of the excess capital stock outstanding.

Capital Concentration

As of March 31, 2013, BMO Harris Bank N.A. held $210 million, or 14%, of our total capital stock outstanding. No other members had capital stock exceeding 10%.

Minimum Capital Requirements

For details on our minimum capital requirements, see Minimum Capital Requirements after Conversion to New Capital Structure on page F-55 of our 2012 Form 10-K. We complied with our minimum regulatory capital requirements as shown below:

	March 31, 2013		December 31, 2012
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,413	$3,323	$1,545	$3,347
Total regulatory capital	$2,597	$3,323	$2,783	$3,347
Total regulatory capital ratio	4.00%	5.12%	4.00%	4.81%
Leverage capital	$3,246	$4,984	$3,479	$5,021
Leverage capital ratio	5.00%	7.68%	5.00%	7.22%

Total regulatory capital and leverage capital do not include accumulated other comprehensive income (loss). Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Mandatorily Redeemable Capital Stock

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS) in our Statements of Condition and Statements of Cash Flows under conditions as further described in Mandatorily Redeemable Capital Stock on page F-56 in our 2012 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

AOCI Reclassification Disclosures
In February of 2012, the FASB amended existing accounting guidance to enhance the transparency of reporting amounts reclassified out of AOCI into net income. We adopted this amended guidance on a prospective basis effective January 1, 2013. The effects on the line items of net income of significant amounts reclassified out of AOCI in their entirety within the same reporting are presented below. Additionally, cross-references to other disclosures currently required for other reclassification items that are not required to be reclassified directly to net income in their entirety in the same reporting period also are presented below. The amendments do not change the current requirements for reporting net income or other comprehensive income. As a result, the amendments did not have any effect on our operating activities or financial statements at the time of adoption.
The following table summarizes the income (loss) in AOCI for the periods indicated:

	Net Unrealized on AFS	Non-credit OTTI on AFS	Net Unrealized on HTM	Non-credit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
Balance, December 31, 2011	$1,113	$(26)	$(5)	$(466)	$(1,049)	$2	$(431)
Net change in the period	(32)	5	1	19	51	—	44
Balance, March 31, 2012	$1,081	$(21)	$(4)	$(447)	$(998)	$2	$(387)

Balance, December 31, 2012	$1,576	$(8)	$(3)	$(381)	$(1,078)	$1	$107
Change in the period before reclassifications to net income	(85)	6	—	15	88	—	24
Period amounts reclassified from other comprehensive income (loss) to net income	—	—	1	—	(3)	1	(1)
Net change in the period	(85)	6	1	15	85	1	23
Balance, March 31, 2013	$1,491	$(2)	$(2)	$(366)	$(993)	$2	$130

The following table shows the amounts reclassified from AOCI to net income for the periods presented:

Three months ended March 31,	2013	Income Statement Location
Net unrealized gain (loss) on held-to-maturity securities [a]
Reclassification to net income	$1	Interest income - HTM securities
Net unrealized gain (loss) on hedging activities
Reclassification of net realized (gains) losses to net income	(2)	Net interest income
Reclassification of net realized (gains) losses to net income	(1)	Non-interest gain (loss) - Derivatives and hedging activities
Post retirement plans - reclassification to net income	1	Non-interest expense - Compensation and benefits
Total other comprehensive income	$(1)

[a]	This item relates to the amortization of fair value adjustments from a 2007 transfer at fair value of available-for-sale securities to held-to-maturity securities.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14- Fair Value Accounting

Fair Value Measurement
For our accounting policies regarding fair values see Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2012 Form 10-K.

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
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following:

a. Quoted prices for similar assets or liabilities in active markets
b. Quoted prices for identical or similar assets or liabilities, in markets that are not active
c. Inputs other than quoted prices that are observable for the asset or liability, for example:
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

Valuation Techniques and Significant Inputs

A description of the valuation techniques and significant inputs is disclosed in Note 18 - Fair Value Accounting to the financial statements in our 2012 Form 10-K. There have been no significant changes in our valuation techniques since then.

Financial instruments carried at fair value in our statements of condition using Level 3 significant inputs were immaterial at March 31, 2013.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Estimates for Financial Instruments

The following tables are a summary of fair value estimates, and for the current period table the related level in the fair value hierarchy for financial instruments. It excludes non-financial items, for example, real estate owned. The carrying amounts in the following tables are recorded in the statements of condition under the indicated captions. These tables do not represent an estimate of the overall market value of us as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.

	March 31, 2013
		Fair Value
	Carrying Value	Total	Level 1	Level 2		Level 3		Netting Adjustment/ Cash Collateral [a]
Financial Assets
Cash and due from banks	$442	$442	$442	$—		$—		$—
Federal Funds sold	926	926	—	926		—		—
Securities purchased under agreements to resell	5,835	5,835	—	5,835		—		—
Trading securities	1,976	1,976	—	1,976		—		—
Available-for-sale securities	23,004	23,004	—	22,931		73		—
Held-to-maturity securities	8,397	9,309	—	7,540		1,769		—
Advances	14,403	14,663	—	14,663		—		—
MPF Loans held in portfolio, net	9,653	10,395	—	10,190		205		—
Accrued interest receivable	106	106	—	106		—		—
Derivative assets	42	42	—	1,061	[b]	27	[b]	(1,046)

Financial Liabilities
Deposits	$819	$819	$—	$819		$—		$—
Consolidated obligations -
Discount notes	24,292	24,292	—	24,292		—		—
Bonds	34,751	36,320	—	36,244		76	[c]	—
Accrued interest payable	287	287	—	287		—		—
Mandatorily redeemable capital stock	4	4	4	—		—		—
Derivative liabilities	79	79	—	2,567		—		(2,488)
Subordinated notes	1,000	1,155	—	1,155		—		—

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties. See Note 9 - Derivatives and Hedging Activities for further details.

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

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties. See Note 9 - Derivatives and Hedging Activities for further details.

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

As of March 31, 2013	Level 1	Level 2		Level 3		Netting Adjustment [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$1,868		$—		$—	$1,868
GSE residential MBS	—	106		—		—	106
Governmental-guaranteed residential MBS	—	2		—		—	2
Total Trading Securities	—	1,976		—		—	1,976
AFS securities:
U.S. Government & other government related	—	706		—		—	706
FFELP ABS	—	7,290		—		—	7,290
GSE residential MBS	—	12,019		—		—	12,019
Government-guaranteed residential MBS	—	2,916		—		—	2,916
Private-label residential MBS	—	—		73		—	73
Total AFS Securities	—	22,931		73		—	23,004
Advances	—	9		—		—	9
Derivative assets	—	1,061	[b]	27	[b]	(1,046)	42
Total assets at fair value	$—	$25,977		$100		$(1,046)	$25,031
Level 3 as a percent of total assets at fair value				0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(75)		$—		$—	$(75)
Consolidated obligation bonds	—	(1,250)		(76)	[c]	—	(1,326)
Derivative liabilities	—	(2,567)	[b]	—		2,488	(79)
Total liabilities at fair value	$—	$(3,892)		$(76)		$2,488	$(1,480)
Level 3 as a percent of total liabilities at fair value				5.1%

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties. See Note 9 - Derivatives and Hedging Activities for further details.

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

[a]
Amounts represent the effect of legally enforceable master netting agreements and futures contracts margin accounts that allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparties. See Note 9 - Derivatives and Hedging Activities for further details.

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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds
For the three months ended March 31, 2013
Balance at beginning of period	$69	$32	$(82)
Gains (losses) realized and unrealized:
Change in fair value recorded in earnings - Instruments held under fair value option	—	—	6
Recorded in earnings in interest income	1	—	—
Change in fair value recorded in OCI - Non-credit OTTI on AFS securities	6	—	—
Change in fair value recorded in earnings - Derivatives and hedging activities	—	(5)	—
Paydowns and settlements	(3)	—	—
Balance at end of period	$73	$27	$(76)
Total unrealized gains (losses) recorded in earnings (derivatives and hedging activities) and attributable to instruments still held at period end	$—	$—	$5

For the three months ended March 31, 2012
Balance at beginning of period	$63	$37	$(87)
Gains (losses) realized and unrealized:
Change in fair value recorded in earnings - Derivatives and hedging activities	—	(5)	5
Change in fair value recorded in OCI - Non-credit OTTI on AFS securities	5	—	—
Paydowns and settlements	(2)	—	—
Balance at end of period	$66	$32	$(82)
Total unrealized gains (losses) recorded in earnings (derivatives and hedging activities) and attributable to instruments still held at period end	$—	$(5)	$5

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

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Impaired MPF Loans	$—	$—	$205	$—	$—	$212
Real estate owned	—	—	13	—	—	18
Total non-recurring assets	$—	$—	$218	$—	$—	$230

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

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	March 31, 2013			March 31, 2012
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$9	$(1,251)	$—	$9	$(2,631)	$(11,466)
New transactions elected for fair value option	—	(250)	(75)	—	(2,325)	—
Maturities and extinguishments	—	250	—	—	1,820	2,200
Net gain (loss) on instruments held at fair value	—	1	—	—	4	2
Change in accrued interest and other	—	—	—	—	—	(4)
Balance end of period	$9	$(1,250)	$(75)	$9	$(3,132)	$(9,268)

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

	March 31, 2013			December 31, 2012
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$9	$9	$—	$9	$9	$—
Consolidated obligation bonds	1,250	1,250	—	1,250	1,251	1
Consolidated obligation discount notes	75	75	—	—	—	—

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Commitments and Contingencies

The table below shows our commitments outstanding but not yet incurred or recorded in our statements of condition. Except for an immaterial amount of MPF Loans being acquired for our portfolio under our affordable housing program, the mortgage purchase commitments in the below table will be concurrently resold to Fannie Mae under our MPF Xtra product.

As of	March 31, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$2,398	$—	$2,398	$175	$—	$175
Member standby letters of credit	857	757	1,614	689	725	1,414
Housing authority standby bond purchase agreements	16	350	366	50	382	432
MPF Program mortgage purchase commitments	379	—	379	497	—	497
Repurchasable loans and indemnifications to Fannie Mae for MPF Xtra loans [a]	45	—	45	39	—	39
Advance commitments	4	319	323	—	285	285
Total	$3,699	$1,426	$5,125	$1,450	$1,392	$2,842

[a]
These contingent repurchase requests and indemnifications are classified in the expire within one year category since such repurchases and indemnifications are made upon request by Fannie Mae.  However, these contingent repurchase requests and indemnifications do not have an expiration date, and accordingly, our repurchases and indemnifications to Fannie Mae may occur after one year from the reporting date.

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

	March 31, 2013	December 31, 2012
Assets - Advances	$2,513	$2,500
Liabilities - Deposits	117	106
Equity - Capital Stock	226	239

Other FHLBs

Material amounts of transactions with other FHLBs, if any, are parenthetically identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Selected statements of condition data
Total investments [a]	$40,138	$40,750	$41,301	$40,336	$40,182
Advances	14,403	14,530	13,531	15,797	14,739
MPF Loans held in portfolio	9,693	10,474	11,310	12,210	13,181
Allowance for credit losses	(40)	(42)	(44)	(48)	(49)
Total assets	64,922	69,584	66,444	68,641	68,908
Consolidated obligations -
Discount notes	24,292	31,260	27,231	23,439	22,424
Bonds	34,751	32,569	33,366	39,872	41,048
Total consolidated obligations, net	59,043	63,829	60,597	63,311	63,472
Mandatorily redeemable capital stock	4	6	10	10	14
Capital stock	1,549	1,650	1,702	1,850	1,908
Total retained earnings	1,770	1,691	1,593	1,504	1,436
Accumulated other comprehensive income (loss)	130	107	37	(221)	(387)
Total capital	3,449	3,448	3,332	3,133	2,957
Other selected data at period end
MPF Xtra loan volume funded - total system	$1,691	$2,410	$2,027	$1,334	$1,170
MPF Xtra loan volume funded - Chicago PFIs	834	1,200	1,044	709	683
MPF Xtra loans outstanding [b]	12,301	11,348	9,861	8,630	7,863
Regulatory capital to assets ratio [c]	5.12%	4.81%	4.97%	4.90%	4.87%
Market value of equity to book value of equity	106%	102%	103%	97%	94%
All FHLBs consolidated obligations outstanding (par)	$665,975	$687,902	$674,487	$685,195	$658,015
Number of members	758	762	764	767	767
Total employees (full and part time)	336	329	318	312	301
Total investments as a percent of total assets	62%	59%	62%	59%	58%
Advances as a percent of total assets	22%	21%	20%	23%	21%
MPF Loans as a percent of total assets	15%	15%	17%	18%	19%
Selected statements of income data
Net interest income before provision for credit losses	$113	$135	$140	$138	$159
Provision for credit losses	—	1	—	2	6
OTTI (loss), credit portion	—	—	—	(14)	(1)
Other non-interest gain (loss) excluding OTTI	1	(2)	(12)	(13)	7
Non-interest expense	25	21	28	32	30
Net income	80	100	90	69	116
Cash dividends	1	2	1	1	1
Selected annualized ratios and data
Return on average assets - Quarter	0.46%	0.59%	0.53%	0.39%	0.66%
Return on average assets - Year to date	0.46%	0.54%	0.52%	0.52%	0.66%
Return on average equity - Quarter	9.36%	12.43%	14.25%	9.28%	15.93%
Return on average equity - Year to date	9.36%	12.90%	13.08%	12.57%	15.93%
Average equity to average assets	4.96%	4.74%	3.71%	4.21%	4.11%
Non-interest expense to average assets	0.15%	0.12%	0.16%	0.18%	0.17%
Net yield on interest-earning assets	0.67%	0.81%	0.84%	0.80%	0.91%
Return on average Regulatory Capital spread to three month LIBOR index	9.50%	11.67%	10.34%	7.76%	12.63%
Dividend payout ratio	1.57%	1.56%	1.59%	1.92%	0.52%

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF Xtra outstanding loans are not held on our statements of condition. MPF Xtra loans purchased from PFIs are concurrently sold to Fannie Mae. See MPF Program Design beginning on page 8 in our 2012 Form 10-K.

[c]
Effective January 1, 2012, we implemented a new Capital Plan that resulted in a change to the calculation of our regulatory capital to assets ratio. See Note 12 - Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements in this Form 10-Q.

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

•
the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; our ability to successfully transition to a new business model, implement business process improvements and scale our size to our members' borrowing needs; the extent to which our members use our advances as part of their core financing rather than just as a back-up source of liquidity;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•
changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; changes in our cost of funds due to Congressional deliberations on the overall U.S. debt burden, including concerns over U.S. fiscal policy and the statutory debt limit, and any related rating agency actions impacting FHLB consolidated obligations;

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and related regulations and proposals and legislation related to housing finance and GSE reform; changes by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator; the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2012 Form 10-K on page 22.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2013 Financial Highlights

•
We recorded net income of $80 million for the first quarter of 2013, lower than the $116 million earned in the first quarter of 2012, but still a financially strong quarter and consistent with our plan to build a consistently profitable member-focused Bank while managing our level of risk.

•	Advance prepayment fees (net of fair value hedge adjustments) were down dramatically from the same quarter one year ago: $5 million in 2013 compared to $26 million during the first quarter of 2012.

•
We realized gains of $2 million on our derivatives and hedging activities, compared to gains of $11 million during the first quarter of 2012. Our overall hedge costs remain low given the extended low rate environment.

•
Due primarily to decreased losses on Real Estate Owned (REO) sales, which were affected by improving housing prices in many areas across the country, non-interest expenses decreased in the first quarter of 2013 to $25 million from $30 million in the first quarter of 2012.

•
Advances outstanding at March 31, 2013, were $14.4 billion, almost equal to the $14.5 billion at year-end 2012 and $14.7 billion on March 31, 2012. Until the economy fully recovers, we expect member deposits to remain high and demand for advances to remain low. However, some members are positioning their balance sheets for the likely rise in interest rates that is expected to occur when the current Federal Reserve policies end. Forward-starting advances have been utilized by members as a funding option to accomplish this, as they provide interest rate protection without resulting in a current inflow of cash.

•
MPF Loans held in portfolio declined slightly to $9.7 billion at March 31, 2013, from $10.4 billion at year-end. The steady reduction over the past few years is a direct result of our 2008 decision not to add MPF Loans to our balance sheet. However, the MPF Xtra product, where home loans are aggregated and sold to Fannie Mae, and which lets smaller lenders provide the same competitively priced loans as larger lenders while keeping the local touch their customers appreciate, continues to gain popularity. In the first quarter of 2013, MPF Xtra loan volume for the program overall was $1.7 billion compared to $1.2 billion in the first quarter of 2012. MPF Xtra loan volume for our PFIs alone was $834 million during the quarter compared to $683 million a year earlier. We expect overall growth to continue as the FHLB of Dallas recently joined the MPF Program to offer the MPF Xtra product.

•	Total investment securities decreased 3% to $33.4 billion this quarter, reflecting our current investment restriction which limits our ability to acquire longer-term investments.

•
Total assets fell $4.7 billion (7%) to $64.9 billion from $69.6 billion at year end. At the end of 2012, we increased our liquidity position in an effort to protect the cooperative against potential short-term future funding challenges posed by the political and economic climate; and as those concerns eased this quarter, we decreased our cash position to $442 million at March 31, 2013, from $3.6 billion at year end 2012.

•	As a result of our strong net income, our retained earnings grew $79 million (net income of $80 million less $1 million of dividends) to $1.8 billion.

•	We remain in compliance with all of our regulatory capital requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Summary and Outlook

With the major effort of remediating conditions of the past behind us, today we are applying the same financial acumen and single-mindedness of purpose to build a member-focused Bank that delivers value in the form of customized advances, letters of credit, access to the secondary mortgage market, and support for affordable housing and economic development.
We have focused on building member awareness of the Bank and our capacity to be a strategic partner for our members who can use our scale, resources, and access to markets to leverage their capabilities and enhance their competitiveness. Over the course of 2013, we plan to continue our efforts in building the member-focused Bank by integrating our services, enhancing our automation, focusing our talent required to enhance the collateral capacity of our members, and innovating products and services that are designed to address needs identified by our members.
Among our key member-focused initiatives in 2013:

•	Our Members and Markets team has renewed its efforts to consult with members on how they can use the Bank for primary funding needs as well as for liquidity purposes.

•
Completion of our plan to repurchase up to $200 million in excess capital stock on May 15, 2013, which represents approximately all of the excess capital stock outstanding, positions us to begin differentiating the dividends as permitted under our capital plan with a goal of encouraging members to increase advance borrowings.

•	Implementation of the Community First Fund, a $50 million revolving loan fund designed to support affordable housing and economic development in Illinois and Wisconsin.

•
Realization that the Bank must become more nimble in light of an increasingly dynamic economic environment, an important part of which is making it easier for members to access and utilize our products and services. We are working on several initiatives to help achieve this goal.

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

•
MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate. Interest income on MPF Loans includes amortization as detailed in MPF Loans Held in Portfolio, net on page 48.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	March 31, 2013			March 31, 2012			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and deposit income	$11,315	$4	0.14%	$4,559	$2	0.18%	$3	$(1)	$2
Investment securities	32,439	245	3.02%	36,934	296	3.21%	(36)	(15)	(51)
Advances	13,883	41	1.19%	14,963	74	1.98%	(5)	(28)	(33)
MPF Loans held in portfolio	9,853	113	4.59%	13,350	153	4.58%	(40)	—	(40)
Total Interest Income on Assets	67,490	403	2.39%	69,806	525	3.01%	(78)	(44)	(122)
Consolidated obligation discount notes	29,325	77	1.05%	26,581	76	1.14%	8	(7)	1
Consolidated obligation bonds	33,891	199	2.35%	38,769	276	2.85%	(35)	(42)	(77)
Subordinated notes	1,000	14	5.60%	1,000	14	5.60%	—	—	—
Total Interest Expense on Liabilities	64,216	290	1.81%	66,350	366	2.21%	(27)	(49)	(76)
Net yield on interest-earning assets	$67,490	$113	0.67%	$69,806	$159	0.91%	$(51)	$5	$(46)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income changed mainly due to the following:

•
Investment income declined primarily due to the decline in average investment balances as securities matured or paid down with proceeds primarily being used to pay down our consolidated obligations as well as to redeem our capital stock rather than being reinvested in investment securities. Yields on securities also declined as a result of purchasing shorter term lower yielding trading securities. In connection with the approval of our Capital Plan the FHFA now requires, and our Board has passed, a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion, see Investments on page 12 in our 2012 Form 10-K. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we continue to make repurchases and redemptions of excess capital stock.

•
Interest income from advances decreased compared to the prior year primarily due to the decline in average yield on advances as advance prepayment fees, a component of advance interest income, declined to $5 million from $26 million a year ago. We recognized increased prepayment fee income in 2012, primarily attributable to members electing to restructure their outstanding advances to take advantage of the extended low interest rate environment. Specifically, the majority of these restructurings were treated as new advances for accounting purposes and the related prepayment fees were immediately recognized as prepayment fee income in the period of termination.

•
Interest income from MPF Loans continued to decline as expected relative to the decreased level of MPF Loans outstanding as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for immaterial amounts of government MPF Loans that primarily support affordable housing programs. We expect these trends to continue.

•
The decline in interest income was partially offset by the reduction in interest expense on our consolidated obligations. This reduction resulted in part from a significant amount of 10 year debt that matured that had higher interest rates than current market rates. We were able to fund more of our balance sheet with shorter term consolidated obligation discount notes at lower interest rates.

Net interest income is also impacted by fair value and cash flow hedging activity. Specifically, the low interest rate environment continued to result in negative net interest settlements attributable to open derivative hedging activity and the amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. For further details see the tables of Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option in the following section.

Non-Interest Gain (Loss)

	Three months
For the periods ended March 31,	2013	2012
OTTI impairment charges, credit portion	$—	$(1)
Trading securities	(6)	(14)
Derivatives and hedging activities	2	11
Instruments held at fair value option	1	6
Other, net	4	4
Total non-interest gain (loss)	$1	$6

OTTI impairment charges, credit portion

The amount of additional impairment charges has declined as the economic conditions, and thus the significant inputs used to value our securities, have been relatively stable from the fourth quarter of 2011 through the first quarter of 2013. Although we actively monitor the credit quality of our MBS, it is not possible to predict whether we will have additional OTTI charges in the future. Future changes will depend on many factors including economic, financial market, and housing market conditions; and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities. Further, increases in the time period for processing foreclosures and foreclosure delays by several major mortgage servicers may result in loss severities beyond current expectations. See Critical Accounting Policies and Estimates on page 52 for a discussion on the sensitivity of OTTI to significant inputs based on an adverse case scenario.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option

Details on the impact of these items, which include hedge ineffectiveness and economic hedge activity, are detailed in the following tables.

				Consolidated Obligation
	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Three months ended March 31, 2013
Amortization/accretion of hedging activities	$2	$—	$(10)	$(1)	$(7)	$(16)
Net interest settlements [a]	(17)	(34)	—	(67)	47	(71)
Total recorded in net interest income	(15)	(34)	(10)	(68)	40	(87)
Fair value hedges	3	1	—	—	(2)	2
Cash flow hedges	—	—	—	1	—	1
Economic hedges	—	—	(1)	—	—	(1)
Total in derivatives & hedging activities	3	1	(1)	1	(2)	2
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(4)	—	—	—	(4)
Instruments held under fair value option	—	—	—	—	1	1
Total net effect of hedging activities	$(12)	$(37)	$(11)	$(67)	$39	$(88)
Trading securities - unhedged		(2)				(2)
Total trading securities		$(6)				$(6)

Three months ended March 31, 2012
Amortization/accretion of hedging activities	$(19)	$—	$(14)	$(3)	$(11)	$(47)
Net interest settlements [a]	(24)	(32)	(1)	(67)	38	(86)
Total hedging activities recorded in net interest income	(43)	(32)	(15)	(70)	27	(133)
Fair value hedges	3	2	1	—	(1)	5
Cash flow hedges	—	—	—	2	—	2
Economic hedges	—	—	(2)	6	—	4
Total recorded in derivatives and hedging activities	3	2	(1)	8	(1)	11
Derivative related amounts recorded in non-interest gain (loss) on -
Trading securities - hedged	—	(13)	—	—	—	(13)
Instruments held under fair value option	—	—	—	2	4	6
Total net effect of hedging activities	$(40)	$(43)	$(16)	$(60)	$30	$(129)
Trading securities - unhedged		(1)				(1)
Total trading securities		$(14)				$(14)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Nearly all of our total net effect of hedging activities in the above table is from amortization/accretion of hedging activities and net interest settlements. This was primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedge relationships. The total in derivative & hedging activities was immaterial as interest rate volatility was stable. Trading securities - hedged had a small loss as these securities were acquired at a premium. As these securities approach par value, the related premiums are expected to continue to be recognized as losses, although the rate of losses will decline as the securities approach par. Instruments held under fair value option was immaterial due to the stable interest rate environment.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months
For the periods ended March 31,	2013	2012
Compensation and benefits	$14	$15
Other operating expenses	9	9
FHFA	1	2
Office of Finance	1	1
Other	—	3
Total non-interest expense	$25	$30

The majority of decline in non-interest expense was caused by a decline in losses on REO sales, which was mainly the result of an improvement in housing prices being experienced in many areas.

Assessments

We continue to fund the Affordable Housing Program (AHP) program at a calculated rate of 10% percent of income before assessments.

Other Comprehensive Income

Total other comprehensive income decreased to $23 million during the first quarter of 2013, compared to $44 million during the first quarter of 2012. The decrease was primarily due to increased unrealized losses on our AFS securities portfolio. The increase in these unrealized losses was the result of a slight increase in market interest rates during the first of quarter of 2013 compared to the same period in 2012. This decrease was partially offset by an increase in unrealized gains on our cash flow hedges of our discount notes, also caused by the increase in market interest rates between the two periods.

On a cumulative basis, however, we still have substantial unrealized gains on our AFS securities portfolio. These unrealized gains would only be reclassified into net income if we sold our AFS securities. If we hold these AFS securities to maturity, the unrealized gains would reverse to zero within total other comprehensive income.

We also recorded accretion of the non-credit portion of other-than-temporary impairment on our held-to-maturity securities. Since the non-credit portion of the losses was due to non credit-related declines, as these securities approach maturity or increase in fair value, these unrealized losses are expected to ultimately reverse, barring any further impairment.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2013	December 31, 2012
Cash and due from banks	$442	$3,564
Securities purchased under agreement to resell	5,835	—
Federal Funds sold	926	6,500
Investment securities	33,377	34,250
Advances	14,403	14,530
MPF Loans held in portfolio, net	9,653	10,432
Other	286	308
Total assets	$64,922	$69,584
Consolidated obligation discount notes	$24,292	$31,260
Consolidated obligation bonds	34,751	32,569
Subordinated notes	1,000	1,000
Other	1,430	1,307
Total liabilities	61,473	66,136
Capital stock	1,549	1,650
Total retained earnings	1,770	1,691
Accumulated other comprehensive income (loss)	130	107
Total capital	3,449	3,448
Total liabilities and capital	$64,922	$69,584

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

At the end of 2012, we increased our liquidity position in an effort to protect against potential short-term funding challenges posed by the political and economic climate.

Overnight rates for Federal Funds sold and securities purchased under agreements to resell have remained low. In addition, as a result of the European debt crisis we have reduced our exposure to counterparties in certain countries; see Short-Term Investments Unsecured Credit Exposure on page 54 for further details.

Investment Securities
Investment securities overall declined as securities matured or paid down and the proceeds were primarily used to pay down our consolidated obligations and to redeem a portion of our excess capital stock.
The largest portion of our current investment securities portfolio was acquired as part of an asset replacement strategy completed in 2010 to transition our primary business to advances. In connection with the approval of our Capital Plan and termination of the Consent Cease and Desist Order, the FHFA now requires, and our Board has passed, a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion, see Investments on page 12 in our 2012 Form 10-K. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we continue to make repurchases and redemptions of excess capital stock.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Advances have held relatively steady as members continue to report to us that they are highly liquid with deposits thus reducing demand for more advances. We continue to see inter-quarter fluctuations of advances outstanding to our five largest members, as well as some growth and/or interest in taking new advances in specific sectors.

The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers:

	As of March 31, 2013
BMO Harris Bank N.A.	$2,375	17%
State Farm Bank, F.S.B	1,500	11%
Associated Bank, N.A.	1,275	9%
The Northern Trust Company	1,265	9%
Cole Taylor Bank	1,065	7%
All other borrowers	6,757	47%
Total par value	$14,237	100%

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

The following table summarizes information related to our net premium and hedge accounting basis adjustments on MPF Loans.

For the three months ended	March 31, 2013	March 31, 2012
Net premium amortization	$3	$3
Net amortization of closed basis adjustments	9	11

As of	March 31, 2013	December 31, 2012
Net premium balance on MPF Loans	$35	$38
Cumulative basis adjustments closed portion	88	97
MPF Loans, unpaid principal balance	9,572	10,340
Premium balance as a percent of MPF Loans	0.37%	0.36%

In addition to MPF Loans we hold in portfolio, we also buy, and concurrently resell to Fannie Mae, MPF Xtra loans on behalf of our PFIs and the PFIs of other MPF Banks. Our activity in this area is growing. For more details see Selected Financial Data on page 38.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2013, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 53 in our 2012 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of March 31, 2013, our overnight liquidity was $8.7 billion or 13% of assets, giving us an excess overnight liquidity of $6.4 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2013, we had excess liquidity of $21.2 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $24.3 billion as of March 31, 2013.

In addition to the liquidity measures discussed above, the FHFA requires all 12 FHLBs to maintain liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. We may fund overnight or shorter term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 26 in the Risk Factors section of our 2012 Form 10-K.

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the three months ended March 31, 2013, net cash provided (used) by operating activities was $311 million. This resulted from net income adjusted for non-cash adjustments, primarily gains due to the change in net fair value adjustments on derivatives and hedging activities and an increase in accrued interest payable.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the three months ended March 31, 2013, net cash provided (used) by investing activities was $1.4 billion. This resulted primarily from principal collected on MPF Loans, and net proceeds from the maturities and paydowns of investment securities.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the three months ended March 31, 2013, net cash provided (used) in our financing activities was $(4.8) billion. This was primarily driven by pay downs of our consolidated obligation discount notes offset by increased issuances of our consolidated obligation bonds and the repurchase/redemption of our excess capital stock.

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

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the three months ended March 31,	2013	2012
Discount notes	$(6,971)	$(2,982)
Bonds	2,264	1,182
Total consolidated obligations	$(4,707)	$(1,800)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	March 31, 2013			December 31, 2012
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$472,961	$193,014	$665,975	$471,567	$216,335	$687,902
FHLB Chicago as primary obligor	34,919	24,298	59,217	32,659	31,269	63,928
As a percent of the FHLB System	7%	13%	9%	7%	14%	9%

Conditions in Financial Markets

The financial markets were fairly stable during the first quarter of 2013 despite a variety of U.S. political policy debates. Somewhat positive economic data drove U.S. Treasury rates generally higher and U.S. equity market indices to all time highs as market participants seemed more willing to take on risk.

The “fiscal cliff,” a combination of tax increases and automatic spending reductions, also known as “sequestration,” was partially averted during January 2013 with legislation that prevented income tax increases for those with incomes under $400,000 although payroll tax increases took place as scheduled. In addition, the statutory “debt ceiling” limit was temporarily raised until mid-May. The payroll tax increases which began to take effect in January and the automatic spending reductions which began to take effect at the beginning of March are expected to slow economic growth.

The Federal Reserve has indicated that it plans to maintain the Federal Funds rate at a range from zero to 0.25% as long as unemployment remains above 6.5% and inflation remains subdued. As part of its latest quantitative easing program, the Federal Reserve continued its $45 billion in open-ended purchases of Treasury securities as well as $40 billion in open-ended purchases of agency MBS in first quarter 2013.

At the end of 2012, we increased our liquidity position in an effort to protect against potential short-term funding challenges posed by the political and economic climate. As those concerns eased during the first quarter, we decreased our liquid assets consisting of cash and due from banks, Federal Funds sold, and securities purchased under agreements to resell by 28% to $7.2 billion at March 31, 2013, from $10.1 billion at year end 2012. To the extent that continuing Congressional debates about deficit reduction and the statutory debt limit adversely affect the financial markets, FHLB funding levels and costs may be impacted. However, we continued to have ready access to funding during the first quarter of 2013.

Capital Resources

Capital Rules and Minimum Capital Requirements

For a description of our current capital rules and minimum capital requirements, see Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements. As of the date of this filing, we have managed our capital base and assets to remain in compliance with our minimum capital requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Capital Amounts

The following table presents our five largest holdings of regulatory capital stock and reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

As of March 31, 2013	Capital Stock		MRCS
BMO Harris Bank N.A.	$210	14%	$—
The Northern Trust Company	135	9%	—
Associated Bank, N.A.	82	5%	—
State Farm Bank, F.S.B	75	5%	—
Cole Taylor Bank	53	3%	—
All other members	994	64%	4
Total	$1,549	100%	$4
	March 31, 2013	December 31, 2012	Change
Capital stock	$1,549	$1,650	$(101)
Total retained earnings	1,770	1,691	79
Total permanent capital	3,319	3,341	(22)
Accumulated other comprehensive income (loss)	130	107	23
Total GAAP capital	$3,449	$3,448	$1

Capital Stock	$1,549	$1,650	$(101)
MRCS	4	6	(2)
Total retained earnings	1,770	1,691	79
Regulatory capital	$3,323	$3,347	$(24)

Components of total GAAP capital changed for the following reasons:

•
Capital stock decreased primarily due to repurchases or redemptions of excess member capital stock as further discussed in Note 12 - Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements.

•	Total retained earnings increased due to our net income of $80 million less dividends paid of $1 million.

•	Our unrealized income in AOCI increased due to several factors. For details see our Statements of Comprehensive Income on page 5.

Although we had no OTTI in the first quarter of 2013, credit deterioration may continue to negatively impact our private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 30 of the Risk Factors section of our 2012 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. As discussed in Note 14 - Regulatory Actions to the financial statements in our 2012 Form 10-K, dividends paid for any given quarter of 2013 must not exceed the following rates on an annualized basis: (1) the average of three-month LIBOR plus 350 basis points on Class B-1 capital stock, and (2) the average of three-month LIBOR plus 100 basis points on Class B-2 capital stock. The Board has also resolved that payment of any dividend not result in our retained earnings falling below the level of retained earnings at the previous year-end. Our Board may not pay dividends above these limits or otherwise modify or terminate this resolution without written consent by the Director of the FHFA.

The repurchase opportunity for up to $200 million in excess capital stock announced on April 15, 2013, as further discussed in
Note 12 - Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements, represents approximately all of the excess stock outstanding. Achieving this milestone positions us to begin differentiating the dividend paid on Class B-1 (activity) and Class B-2 (membership) as permitted under our capital plan with a goal of encouraging members to increase advance borrowings. Any future dividend payments are subject to our financial results and approval from our Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

On April 23, 2013, our Board declared a cash dividend at an annualized rate of 0.30% per share based on our preliminary financial results for the first quarter of 2013. Although we continue to work to build our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results and any other factors the Board determines to be relevant, and be reviewed in accordance with the Board's resolution and our Retained Earnings and Dividend Policy.

On March 28, 2013, our Board of Directors amended our Retained Earnings and Dividend Policy to increase our retained earnings target in an effort to mitigate our repurchase risk that arises from obligations to third party investors for loans originated under the MPF Program. For further discussion of our repurchase liability, see page 31 in the Risk Factors section of our 2012 Form 10-K. For further information about our Retained Earnings and Dividend Policy, see Retained Earnings and Dividend Policy on page 62 in our 2012 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-56 in our 2012 Form 10-K.

Critical Accounting Policies and Estimates

The following table identifies our critical accounting policies and estimates and the page number where a detailed description of each can be found in our 2012 Form 10-K.

Other-Than-Temporary Impairment (OTTI)	Page 65
Significant Inputs Used on all residential private-label MBS securities	Page 66
Estimating Fair Value	Page 66
Controls over Valuation Methodologies	Page 66
Controls over Third Party Pricing Services	Page 67
Fair Value Measurement Effect on Liquidity and Capital	Page 67
Allowance for Credit Losses - Conventional MPF Loan Assumptions	Page 67
Overnight Indexed Swaps (OIS)	Page 68

Significant changes in our critical accounting policies and estimates from our 2012 Form 10-K are outlined below. Also see
Note 2 - Summary of Significant Accounting Policies and Note 3 – Recently Issued but Not Yet Adopted Accounting Standards to the financial statements for the impact of changes in accounting policies and recently issued accounting standards on our financial results.

Other-Than-Temporary Impairment (OTTI)

Adverse Case Scenario. In addition to evaluating our private-label MBS under a base case (or best estimate) scenario as discussed in Note 5 - Investment Securities to the financial statements, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that was decreased 5 percentage points followed by a recovery path that is 33.0% lower than the base case.

The following table presents what the impact to net income from credit-related OTTI charges would have been under this adverse scenario based on the classification (prime, Alt-A, or subprime) at the time of origination.

	Actual			Adverse Scenario
As of and for the quarter ended March 31, 2013	# of Securities	Unpaid Principal Balance	Credit-Related OTTI	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	—	$—	$—	6	$139	$(1)
Subprime	—	—	—	9	112	(2)
Total private-label MBS	—	$—	$—	15	$251	$(3)

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

The following table summarizes the significant inputs for all our private-label MBS, except for securities for which the underlying collateral data is not readily available. These were evaluated for OTTI using alternative procedures. The classification in this table (prime, Alt-A, and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the classification at the time of issuance.

As of March 31, 2013	Unpaid Principal Balance	Prepayment Rate Weighted Average %	Default Rates Weighted Average %	Loss Severity Weighted Average %	Credit Enhancement Weighted Average %
2006	$751	8.6	27.5	42.0	0.3
2004 & prior	18	12.7	6.4	30.3	12.5
Total Prime	769	8.7	27.0	41.7	0.6
2006	637	7.9	42.8	50.1	1.2
2005	29	7.0	37.6	50.0	—
2004 & prior	2	11.7	28.3	34.1	25.6
Total Alt-A	668	7.8	42.5	50.1	1.2
2007	10	4.0	65.2	65.8	43.6
2006	828	3.9	69.0	66.9	21.9
2005	50	4.5	63.0	63.8	45.5
2004 & prior	15	7.3	27.4	65.3	40.9
Total Subprime	903	4.0	67.9	66.7	23.8
Total	2,340	6.6	47.2	53.7	9.7
Analyzed by alternative procedures	96
Total MBS	$2,436

Supplement to Affordable Housing and Community Investment Programs

As previously disclosed in Note 12 - Assessments to the financial statements in our 2012 Form 10-K, in December 2011, our Board of Directors approved a plan to supplement our current affordable housing and community investment programs with $50 million in additional funds to promote affordable housing and economic development.  Based on the underlying facts and circumstances known to us when we filed our 2011 Form 10-K, we recognized a one time charge of $50 million in the fourth quarter related to our plan to fund affordable housing and economic development projects. This charge was recognized as “Non-interest expense - Other community investment” in our 2011 Statement of Income.

Subsequent to the filing of our 2011 Form 10-K, we developed the Community First Fund, which is a framework for using these funds as part of a revolving loan fund, and submitted it to the FHFA for approval. In April of 2013, we received a letter from the FHFA approving the Community First Fund subject to certain supervisory conditions and further approval by our Board of Directors. Additionally, the FHFA lifted the original requirement to deploy the funds by the end of 2014. Specifically, the FHFA indicated that it would permit us to endeavor to deploy the funds by the end of 2014 but disburse funds after the end of 2014 provided it is due to reasons of prudence and safe and sound operations of the Community First Fund program. In April of 2013, our Board of Directors approved the implementation of the Community First Fund. The approvals from the FHFA and our Board of Directors will result in us recognizing $50 million in earnings in the second quarter of 2013, which represents the reversal of the $50 million charge previously recognized in the fourth quarter of 2011. The $50 million reversal will be recognized through “Non-interest expense - Other community investment” in our second quarter 2013 Statement of Income. The reversal will not be included in our AHP assessment for 2013 since we added back the $50 million charge to income before assessments when we accrued our AHP assessment in 2011 - that is, we already have paid our AHP assessment attributable to the $50 million charge.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

We track total credit risk with our members, including credit risk on advances plus risks in any of the other categories as described on page 69 in our December 31, 2012 Form 10-K. As of March 31, 2013, we had total credit risk concentrated with members with 10% or more of our total member credit outstanding as follows:

As of March 31, 2013	Total Member Credit Outstanding	% of Total
BMO Harris Bank N.A.	$2,375	15%
Associated Bank, N.A.	1,964	12%

Short-Term Investments Unsecured Credit Exposure

We maintain a short-term investment portfolio to provide funds to meet the credit needs of our members and to maintain liquidity. See Liquidity on page 49 for a discussion of our liquidity management.

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

In addition, our non-member counterparties must have a rating from an NRSRO of at least Baa or BBB in order to be eligible for an unsecured credit line. Our members who are FDIC-insured financial institutions discussed in (iii) above are eligible Federal Funds counterparties, although our members do not have to meet the NRSRO ratings requirement in order to be eligible for an unsecured credit line. While from time to time we may enter into Federal Funds transactions with our members that meet the qualifications outlined above, the majority of our Federal Funds transaction tend to be with non-member counterparties. As of March 31, 2013, we had $2 million in Federal Funds outstanding to members.

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

The following table presents the credit ratings of our unsecured investment credit exposures presented by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks based on the NRSRO used by us. This table does not reflect the foreign sovereign government's credit rating. We mitigate this risk by investing in unsecured investments with highly-rated counterparties and/or well-capitalized members. The unsecured investment credit exposure presented in the table may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

As of March 31, 2013	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
Domestic U.S.	$—	$1	$—	$—	$—	$—	$1
U.S. branches and agency offices of foreign commercial banks:
Canada	—	—	925	—	—	—	925
Total unsecured credit exposure	$—	$1	$925	$—	$—	$—	$926

We mitigate the credit risk on investments by investing in investments that have short-term maturities. All investments in the above table were of overnight duration.

Investment Securities

In addition to private-label MBS, we also hold a variety of other investment securities we believe are low risk and mostly government backed or insured such as GSE debt, and FFELP ABS. There was no material change in the credit ratings of these AA or better rated securities since December 31, 2012, and except for private-label MBS as noted below, we have never taken an impairment charge on these securities. For further details see page 72 in our 2012 Form 10-K.

Our private label MBS are predominantly variable rate securities rated below investment grade BBB. There was no material change in overall credit quality since December 31, 2012, nor have we acquired any new private label MBS or had any other-than-temporary impairment (OTTI) to date in 2013. For further details see page 75 in our 2012 Form 10-K. The following table presents the components of amortized cost of our private label MBS and the life-to-date OTTI credit impairment taken at some point in time on these securities.

As of March 31, 2013	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$2,436	$742	$124	$1,818

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

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

	March 31, 2013					December 31, 2012
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	431	86%	$15,183	94%	$36,520	453	87%	$14,573	92%	$36,671
4	29	6%	303	2%	765	26	5%	718	4%	1,255
5	41	8%	635	4%	1,129	43	8%	715	4%	1,320
Total	501	100%	$16,121	100%	$38,414	522	100%	$16,006	100%	$39,246

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

As a result of the collateral and other credit risk mitigation efforts, we believe we are sufficiently well collateralized on our credit outstanding and we have not recorded an allowance for credit losses on our advances or other credit products as of the periods presented, nor have we ever incurred a credit loss on advances or our other credit products to date. We had one borrower placed into receivership by their regulator during the three months ended March 31, 2013, and at the time of failure their total advances outstanding were $3 million. All outstanding advances were either repaid or were assumed by the acquirer. No credit losses were incurred on these advances.

In addition to providing advances, we also offer standby letters of credit to our members and standby bond purchase agreements with state housing authorities within our district, as disclosed in Note 15 - Commitments and Contingencies to the financial statements. To secure letter of credit risks, we require collateral as we do on advances.

MPF Loans

We record provisions for credit losses for MPF Loans based on portfolio and market trends related to delinquency rates, loss severities, and prepayment speeds consistent with the percentages of delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our provision declined during the first quarter of 2013 compared to 2012 primarily as a result of a decline in our total outstanding delinquent MPF Loans. For details on our allowance for credit losses, please see Note 8 - Allowance for Credit Losses to the financial statements.

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product.  If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase an ineligible MPF Loan or provide an indemnity.  If the PFI from which we purchased an ineligible MPF Loan is viable, we can require the PFI to repurchase that MPF Loan from us or indemnify us for related losses.  PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio.  As of March 31, 2013, and December 31, 2012, we had in total $63 million and $58 million of unpaid principal balance for repurchase requests to and indemnifications outstanding from PFIs, which includes as of March 31, 2013, $45 million related to MPF Xtra loans and $18 million related to our MPF Loans held in portfolio, compared to $39 million and $19 million as of December 31, 2012.  Because repurchase requests from Fannie Mae may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests as of a particular date may not reflect total repurchase liability for loans outstanding as of that date.  Based on currently available information, we estimate that the Bank may have contingent repurchase requests from and indemnifications outstanding to Fannie Mae related to the remaining unpaid principal balance on MPF Xtra loans previously sold to Fannie Mae of $45 million at March 31, 2013 compared to $39 million at December 31, 2012.  We currently estimate a range of up to $23 million of reasonably possible repurchase liability related to these contingent repurchase requests and indemnifications, of which we do not expect to incur any losses as we estimate probable recoveries of the repurchase liability from PFIs.  Additional repurchase requests and indemnifications not yet identified may result from our quality assurance review of MPF Loans, as further discussed in Quality Assurance Process on page 10 in our 2012 Form 10-K.

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

We have not recorded a loss related to MPF Xtra repurchase requests or indemnifications, nor have we recorded an allowance for credit losses for repurchase requests or indemnifications related to MPF Loans held in our portfolio, as we do not expect to incur any losses. See Risk Factors on page 22 in our 2012 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Derivatives

Our maximum exposure to credit loss is the fair value of derivative assets, not the notional amount, and assumes that these derivatives would completely fail to perform according to the terms of the contracts and the collateral or other security, if any, for the amount due proved to be of no value to us. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. In determining maximum credit risk, we consider accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Collateral with respect to derivatives with members includes collateral assigned to us, as evidenced by a written security agreement and held by the member for our benefit. During the periods presented, we had no exposure to futures contracts or Futures Commissions Merchants. See
Note 9 - Derivatives and Hedging Activities to the financial statements for further details of our derivatives and hedging activities.

The following table summarizes our derivative counterparty credit exposure by rating, plus derivatives with member institutions and MPF delivery commitments. Rating shown is the lowest rating among the three largest NRSROs. Of our net exposure after collateral, $1 million was with institutions outside of the U.S.

	Derivative Asset Exposure at Fair Value Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
As of March 31, 2013
A rated	$31	$30	$1
Member institutions and MPF delivery commitments	11	—	11
Total derivatives	$42	$30	$12

As of December 31, 2012
AA rated	$1	$—	$1
A rated	31	30	1
Member institutions and MPF delivery commitments	15	—	15
Total derivatives	$47	$30	$17

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments
Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•
A third stage analyzing the subject nonbank financial company using information collected directly from it. The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBs, the FHFA). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then our operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities." The final rule provides that a company is “predominantly engaged in financial activities” and thus a "nonbank financial company" if:

•
as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company's consolidated annual gross revenues in that fiscal year, or (ii) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company's consolidated total assets as of the end that fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,” that (i) the consolidated annual gross financial revenues of the company represent 85 % or more of the company's consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company's consolidated total assets.

Under the final rule, we would likely be a nonbank financial company.

The final rule also defines the term "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the Federal Reserve Board; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year. If we are designated for supervision by the Federal Reserve (and therefore a significant nonbank financial company), we would be subject to increased supervision and oversight and our operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform. The Oversight Council requested comments on certain proposed recommendations for structural reforms of MMFs. The comment deadline was February 15, 2013. The Oversight Council stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for FHLB System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, these reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

Consumer Financial Protection Bureau (CFPB) Final Qualified Mortgage Rule. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable "safe harbor" from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the FHFA announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a "QM" under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations and the borrower's total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due by February 25, 2013. The QM liability safe harbor could provide incentives to lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for our advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision - Liquidity Framework. On January 6, 2013, the Basel Committee on Banking Supervision (the Basel Committee) announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendments include the following: (1) revisions to the definition of high quality liquid assets (HQLA) and net cash outflows; (2) a timetable for phase-in of the standard; (3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and (4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer would be set at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February, it was reported that the U.S. banking regulators expect to customize the Basel III liquidity rules and expect to issue their final rules later in 2013.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The FHFA's regulations, its Financial Management Policy, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations and policies prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. For additional information please see Item 7A Quantitative and Qualitative Disclosures about Market Risk on page 85 in our 2012 Form 10-K.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2013
Advances	$(3)	$—	$—	$(4)	$—
MPF Loans	(1)	(3)	(6)	(2)	2
Mortgage Backed Securities	(9)	(1)	(1)	(10)	—
Other interest earning assets	(1)	—	—	(5)	—
Interest-bearing liabilities	11	16	—	10	—
Derivatives	3	(12)	—	—	—
Total	$—	$—	$(7)	n/m	$2

As of December 31, 2012
Advances	$(3)	$—	$—	$(4)	$—
MPF Loans	(2)	(2)	(6)	(3)	1
Mortgage Backed Securities	(9)	(1)	(2)	(10)	—
Other interest earning assets	(1)	—	—	(5)	—
Interest-bearing liabilities	10	8	—	9	—
Derivatives	5	(5)	—	—	—
Total	$—	$—	$(8)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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
Basis risk (mortgage rates) – Change in market value for a one basis point increase in mortgage rates.

As of March 31, 2013, and December 31, 2012, our sensitivity to changes in implied volatility was nil. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of March 31, 2013			As of December 31, 2012
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.4	-0.9	-1.7	2.4	0.8	-3.5

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of March 31, 2013, our duration gap was -0.6 months, compared to 0.4 months as of December 31, 2012.

As of March 31, 2013, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $194 million, and our market value of equity to book value of equity ratio was 106%. At December 31, 2012, our fair value surplus was $65 million and our market value of equity to book value of equity ratio was 102%. These improvements were primarily because mortgage spreads tightened. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation,  as discussed starting on page F-55 in our 2012 Form 10-K.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	March 31, 2013		December 31, 2012
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$67.1	$(185.0)	$115.2	$(185.0)
-100 bp	36.4	(77.5)	72.4	(77.5)
-50 bp	16.3	(30.0)	42.5	(30.0)
-25 bp	3.0	(15.0)	19.8	(15.0)
+25 bp	18.5	(30.0)	6.7	(30.0)
+50 bp	49.6	(60.0)	28.6	(60.0)
+100 bp	125.1	(155.0)	107.4	(155.0)
+200 bp	205.5	(370.0)	248.5	(370.0)

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 92 of our 2012 Form 10-K.

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
Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; First Horizon Asset Securities, Inc.; First Tennessee Bank, N.A.; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held less than 1% of the Bank's capital stock as of March 31, 2013.
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

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 22 in our 2012 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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

LIBOR: London Interbank Offered Rate.

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

NRSRO: Nationally Recognized Statistical Rating Organization.

Office of Finance: A joint office of the FHLBs established to facilitate issuing and servicing of consolidated obligations.

OIS: Overnight Indexed Swap

OTTI: Other-than-temporary impairment.

PFI: Participating Financial Institution. A PFI is a member (or eligible housing associate) of an MPF Bank that has applied to and been accepted to do business with its MPF Bank under the MPF Program.

PMI: Primary Mortgage Insurance

Regulatory capital: Regulatory capital stock plus retained earnings.

Regulatory capital stock: The sum of the paid-in value of capital stock and mandatorily redeemable capital stock.

REO: Real estate owned.

RHS: Department of Agriculture Rural Housing Service.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 9, 2013	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 9, 2013	(Principal Financial Officer and Principal Accounting Officer)

S-1