Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Chicago
filed 2013-08-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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

As of July 31, 2013, including mandatorily redeemable capital stock, registrant had 15,326,138 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$315	$3,564
Federal Funds sold	2,186	—
Securities purchased under agreements to resell	4,525	6,500
Investment securities -
Trading, $11 and $0 pledged	266	1,229
Available-for-sale	22,231	23,454
Held-to-maturity, $8,935 and $10,482 fair value	8,190	9,567
Total investment securities	30,687	34,250
Advances, $29 and $9 carried at fair value	16,663	14,530
MPF Loans held in portfolio, net of allowance for credit losses of $(34) and $(42)	8,870	10,432
Accrued interest receivable	101	116
Derivative assets	23	47
Software and equipment, net of accumulated amortization/depreciation of $(160) and $(157)	30	32
Other assets	102	113
Total assets	$63,502	$69,584
Liabilities
Deposits - Interest bearing	$653	$728
Deposits - Non-interest bearing	63	88
Total deposits	716	816
Consolidated obligations, net -
Discount notes, $75 and $0 carried at fair value	21,583	31,260
Bonds, $2,548 and $1,251 carried at fair value	36,239	32,569
Total consolidated obligations, net	57,822	63,829
Accrued interest payable	161	156
Mandatorily redeemable capital stock	3	6
Derivative liabilities	110	82
Affordable Housing Program assessment payable	88	78
Other liabilities	114	169
Subordinated notes	1,000	1,000
Total liabilities	60,014	66,136
Commitments and contingencies - Note 15
Capital
Class B1 Capital stock - putable $100 par value - 1 million and 1 million shares issued and outstanding at June 30, 2013 and December 31, 2012	151	122
Class B2 Capital stock - putable $100 par value - 14 million and 15 million shares issued and outstanding at June 30, 2013 and December 31, 2012	1,389	1,528
Total Capital stock	1,540	1,650
Retained earnings - unrestricted	1,775	1,584
Retained earnings - restricted	142	107
Total retained earnings	1,917	1,691
Accumulated other comprehensive income (loss)	31	107
Total capital	3,488	3,448
Total liabilities and capital	$63,502	$69,584

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income	$380	$485	$783	$1,010
Interest expense	282	347	572	713
Net interest income before provision for credit losses	98	138	211	297
Provision for (reversal of) credit losses	(2)	2	(2)	8
Net interest income	100	136	213	289

Non-interest gain (loss) on -
Total other-than-temporary impairment	—	—	—	(2)
Net non-credit portion reclassified to (from) statements of comprehensive income	—	(14)	—	(13)
Net other-than-temporary impairment (OTTI) charges, credit portion	—	(14)	—	(15)
Trading securities	(3)	(11)	(9)	(25)
Derivatives and hedging activities	28	(8)	30	3
Instruments held under fair value option	2	2	3	8
Other, net	8	4	12	8
Total non-interest gain (loss)	35	(27)	36	(21)

Non-interest expense -
Compensation and benefits	14	16	28	31
Other operating expenses	11	7	20	16
FHFA	1	2	2	4
Office of Finance	1	1	2	2
Other community investment	(50)	—	(50)	—
Other	(2)	6	(2)	9
Total non-interest expense	(25)	32	—	62

Income before assessments	160	77	249	206

Affordable Housing Program assessment	11	8	20	21

Net income	$149	$69	$229	$185

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$149	$69	$229	$185

Other comprehensive income -
Net unrealized gain (loss) on available-for-sale securities	(352)	244	(437)	212
Net change in fair value non-credit OTTI on available-for-sale securities	2	—	8	5
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale securities	—	1	1	2
Non-credit OTTI on held-to-maturity securities
Reclassification of net non-credit portion to (from) statements of income	—	14	—	13
Accretion of non-credit portion to HTM asset	16	17	31	37
Total non-credit OTTI on held-to-maturity securities	16	31	31	50
Net unrealized gain (loss) on cash flow hedges
Unrealized gains (losses)	239	(110)	327	(58)
Reclassification of net realized (gains) losses to net interest income	(2)	—	(4)	1
Reclassification of net realized (gains) losses to non-interest gain (loss)	(2)	—	(3)	(2)
Total net unrealized gain (loss) on cash flow hedges	235	(110)	320	(59)
Post retirement plans - reclassification to net income	—	—	1	—
Total other comprehensive income (loss)	(99)	166	(76)	210

Total comprehensive income	$50	$235	$153	$395

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable				Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares [a]		Par Value		Unrestricted	Restricted	Total
Balance, December 31, 2011	24	[b]	$2,402	[b]	$1,289	$32	$1,321	$(431)	$3,292
Comprehensive income					148	37	185	210	395
Proceeds from issuance of capital stock	1		125						125
Repurchases of capital stock	(6)		(645)						(645)
Capital stock reclassified to mandatorily redeemable capital stock	—		(32)						(32)
Cash dividends on capital stock (0.10% annualized)					(2)	—	(2)		(2)
Balance, June 30, 2012	19		$1,850		$1,435	$69	$1,504	$(221)	$3,133

Balance, December 31, 2012	16		$1,650		$1,584	$107	$1,691	$107	$3,448
Comprehensive income					194	35	229	(76)	153
Proceeds from issuance of capital stock	2		159						159
Repurchases of capital stock	(2)		(213)						(213)
Capital stock reclassified to mandatorily redeemable capital stock	(1)		(56)						(56)
Cash dividends on capital stock (0.30% annualized)					(3)	—	(3)		(3)
Balance, June 30, 2013	15		$1,540		$1,775	$142	$1,917	$31	$3,488

[a]	Excludes outstanding shares reclassified to mandatorily redeemable capital stock.

[b]	On January 1, 2012 Capital Stock, shares and par value, were converted to B1 and B2 shares under our new capital plan.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Six months ended June 30,	2013		2012
Operating	Net cash provided by (used in) operating activities	$486		$(8)
Investing	Net change Federal Funds sold	(2,186)		(747)
	Net change securities purchased under agreements to resell	1,975		(1,275)
	Advances -
	Principal collected	142,943		83,077
	Issued	(145,168)		(83,577)
	MPF Loans held in portfolio-
	Principal collected	1,596		1,952
	Purchases	(33)		(34)
	Trading securities -
	Proceeds from maturities, sales, and paydowns	2,008		1,548
	Purchases	(1,060)		(687)
	Held-to-maturity securities-
	Short-term held-to-maturity securities, net	487	[a]	(50)	[a]
	Proceeds from maturities	946	[a]	1,003	[a]
	Purchases	(7)	[a]	(18)	[a]
	Available-for-sale securities -
	Proceeds from maturities and sales	561		714
	Proceeds from sale of foreclosed assets	53		35
	Capital expenditures for software and equipment	(4)		(4)
	Net cash provided by (used in) investing activities	2,111		1,937
Financing	Net change deposits	(100)		79
	Net change securities sold under agreements to repurchase	—		(400)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	397,096		191,476
	Bonds	12,865		22,620
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(406,772)		(193,443)
	Bonds	(8,784)		(22,655)
	Net proceeds (payments) on derivative contracts with financing element	(35)		(36)
	Proceeds from issuance of capital stock	159		125
	Repurchase or redemption of capital stock	(213)		(645)
	Redemptions of mandatorily redeemable capital stock	(59)		(26)
	Cash dividends paid	(3)		(2)
	Net cash provided by (used in) financing activities	(5,846)		(2,907)
	Net increase (decrease) in cash and due from banks	(3,249)		(978)
	Cash and due from banks at beginning of year	3,564		1,002
	Cash and due from banks at end of period	$315		$24
Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$56		$32
	Transfer of MPF Loans to real estate owned	44		41

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
The carrying amounts and classification of the assets that relate to these variable interest entities are shown in investment securities in our statements of condition. We have no liabilities related to these variable interest entities. Our maximum loss exposure for our variable interest entities is limited to the carrying amount.

We present restricted retained earnings resulting from the Joint Capital Enhancement Agreement as a separate line item in the Capital section of our statement of condition. This restricted retained earnings amount does not represent expenses or losses determined under GAAP. Further, we do not charge our expenses or losses to this restricted retained earnings amount nor do we transfer any of the restricted retained earnings amount to net income. Refer to Note 15 - Capital Stock and Mandatorily Redeemable Capital Stock (MRCS) on page F-56 in our 2012 Form 10-K for further details.

In April of 2013, we received approval from the FHFA and our Board of Directors to implement the Community First TM Fund, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports meeting economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. As a result, we recognized the reversal of the $50 million charge we previously recognized in the fourth quarter of 2011 through "Non-interest expense - Other community investment” in our Statement of Income. The reversal will not be included in our AHP assessment for 2013 since we already have paid our AHP assessment attributable to the $50 million charge in 2011.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Our Summary of Significant Accounting Policies can be found in our 2012 Form 10-K starting on page F-11. There have been no significant changes in accounting policies since 2012.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest rate for Hedge Accounting Purposes
In July of 2013, the FASB issued amendments to existing accounting guidance that permits the Fed Funds Effective Swap Rate (OIS rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The OIS rate is the fixed rate on a U.S. dollar, constant-notional interest rate swap that has its variable-rate leg referenced to the Fed Funds effective rate with no additional spread over the Fed Funds effective rate on that variable-rate leg. That fixed rate is the derived rate that would result in the swap having a zero fair value at inception because the present value of fixed cash flows, based on that rate, equates to the present value of the variable cash flows. The amendments were effective prospectively for qualifying new or redesignated hedging relationships that were entered into on or after July 17, 2013.  We are in the process of evaluating the potential effect the amendments may have on our hedging strategies.
Joint and Several Liability Arrangements
In February of 2013, the FASB issued new accounting guidance for obligations resulting from joint and several liability arrangements, except for obligations otherwise accounted for elsewhere within GAAP, such as guarantees. The new guidance requires us to measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Further, any additional estimated amount we expect to pay on behalf of other FHLBs also would be recognized at the reporting date. The accounting for guarantee obligations involving joint and several liability arrangements is not within the scope of the new guidance as the FASB decided to retain existing GAAP accounting guidance for such guarantees. Accordingly, our existing accounting for our guarantee to other FHLBs involving our joint and several liability arrangement with them will not change. The new guidance becomes effective January 1, 2014 and is required to be applied retrospectively to all prior periods presented for our obligations that exist as of January 1, 2014. Earlier adoption is permitted. The new guidance is not expected to have an effect on our operating activities or financial statements. For further discussion of our joint and several liability see Note 11 - Consolidated Obligations to the financial statements in our 2012 Form 10-K.
Asset Classification and Charge-off Provisions
On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. On December 3, 2012, the FHFA issued questions and answers regarding AB 2012-02 that clarified various implementation issues. Advisory Bulletin 2012-02 was effective upon issuance; however, on May 13, 2013, the FHFA issued AB 2013-02, Clarification of Implementation for Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention, which clarified that implementation of the asset classification framework may occur in two phases. The asset classification provisions in Advisory Bulletin 2012-02 should be implemented by January 1, 2014. The charge-off provisions have been extended and should be implemented no later than January 1, 2015.
AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for real estate owned or “REO” (e.g., use of appraisals). We are in the process of determining the financial statement effects of implementing AB 2012-02, including whether or not to adopt charge-off provisions concurrently with the asset classification provisions. In this regard, we believe that the charge-off provisions represent a change in accounting principle. Consistent with guidance in the SEC's Financial Reporting Manual, a preferability letter is not required given that the change represents a mandatory change in accounting principle resulting from regulatory guidance. Additionally, our transition to these charge-off provisions is anticipated to be on a prospective basis since we deem it impracticable to retrospectively apply these charge-off provisions. Specifically, we do not believe it is possible to distinguish objectively the information required to estimate charge-offs under these provisions that both:

•	Provides evidence of circumstances that existed on the date(s) at which those amounts would be recognized, measured, or disclosed under retrospective application.

•	Would have been available when the financial statements for that prior period were issued.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income -
Federal Funds sold	$—	$—	$1	$1
Securities purchased under agreements to resell	2	1	4	2
Interest bearing deposits	—	1	1	1

Investment securities -
Trading	3	14	9	31
Available-for-sale	148	161	297	326
Held-to-maturity	82	110	172	224
Total investment securities	233	285	478	581

Advances-
Advances interest income	34	46	70	94
Advance prepayment fees, net of fair value hedge adjustments of $0, $(2), $0, and $(24)	8	9	13	35
Total Advances	42	55	83	129

MPF Loans held in portfolio, net	103	143	216	296

Total interest income	380	485	783	1,010

Interest expense -
Consolidated obligations -
Discount notes	74	77	151	153
Bonds	193	255	392	531
Total consolidated obligations	267	332	543	684

Subordinated notes	15	15	29	29
Total interest expense	282	347	572	713

Net interest income before provision for credit losses	98	138	211	297
Provision for (reversal of) credit losses	(2)	2	(2)	8
Net interest income	$100	$136	$213	$289

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

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	Government Sponsored Enterprises (GSE) residential consists of mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential consists of MBS issued by Ginnie Mae.

•	Private-label residential MBS.

Gains and losses on sales of securities are determined using the specific identification method and are included in non-interest gain (loss) on the statements of income.

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the Statements of Condition. We pledged trading securities as collateral for our initial margin with derivative clearing organizations as of June 30, 2013. We did not pledge any investment securities as collateral as of December 31, 2012. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities:

As of	June 30, 2013	December 31, 2012
U.S. Government & other government related	$174	$1,106
MBS:
GSE residential	89	120
Government-guaranteed residential	3	3
Total MBS	92	123
Total trading securities	$266	$1,229

At June 30, 2013, and 2012, we had net year-to-date unrealized gains (losses) of $(9) million and $(25) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Carrying Amount and Fair Value
As of June 30, 2013
U.S. Government & other government related	$629	$—	$37	$(1)	$665
FFELP ABS	6,664	—	439	(22)	7,081

MBS:
GSE residential	11,034	—	570	(41)	11,563
Government-guaranteed residential	2,692	—	154	—	2,846
Private-label residential	73	—	3	—	76
Total MBS	13,799	—	727	(41)	14,485
Total	$21,092	$—	$1,203	$(64)	$22,231

As of December 31, 2012
U.S. Government & other government related	$690	$—	$64	$—	$754
FFELP ABS	6,958	—	508	(13)	7,453

MBS:
GSE residential	11,402	—	880	(54)	12,228
Government-guaranteed residential	2,758	—	192	—	2,950
Private-label residential	78	(8)	—	(1)	69
Total MBS	14,238	(8)	1,072	(55)	15,247
Total	$21,886	$(8)	$1,644	$(68)	$23,454

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of June 30, 2013
U.S. Government & other government related	$1,933	$—	$1,933	$75	$(1)	$2,007
State or local housing agency	23	—	23	—	—	23

MBS:
GSE residential	3,616	—	3,616	218	—	3,834
Government-guaranteed residential	1,302	—	1,302	41	—	1,343
Private-label residential	1,666	(350)	1,316	415	(3)	1,728
Total MBS	6,584	(350)	6,234	674	(3)	6,905
Total	$8,540	$(350)	$8,190	$749	$(4)	$8,935

As of December 31, 2012
U.S. Government & other government related	$2,487	$—	$2,487	$139	$—	$2,626
State or local housing agency	24	—	24	—	—	24

MBS:
GSE residential	4,282	—	4,282	377	—	4,659
Government-guaranteed residential	1,340	—	1,340	57	—	1,397
Private-label residential	1,815	(381)	1,434	348	(6)	1,776
Total MBS	7,437	(381)	7,056	782	(6)	7,832
Total	$9,948	$(381)	$9,567	$921	$(6)	$10,482

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods less than 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions because we expect to recover the entire amortized cost basis, we do not intend to sell these securities, and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. In the tables below, in cases where the gross unrealized losses for an investment category is less than $1 million, the balance is not reported.

Available-for-Sale Securities

	Less than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of June 30, 2013
U.S. Government & other government related	$42	$(1)	$—	$—		$42	$(1)
FFELP ABS	$34	$—	$1,027	$(22)		$1,061	$(22)

MBS:
GSE residential	38	—	3,347	(41)		3,385	(41)
Private-label residential	—	—	17	—		17	—
Total MBS	38	—	3,364	(41)		3,402	(41)
Total	$114	$(1)	$4,391	$(63)		$4,505	$(64)

As of December 31, 2012
FFELP ABS	$—	$—	$1,079	$(13)		$1,079	$(13)

MBS:
GSE residential	40	—	3,540	(54)		3,580	(54)
Private-label residential	—	—	69	(9)	[a]	69	(9)	[a]
Total MBS	40	—	3,609	(63)		3,649	(63)
Total	$40	$—	$4,688	$(76)		$4,728	$(76)

[a]	Includes $45 million of gross unrealized/unrecognized recoveries in fair value at December 31, 2012.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2013
U.S. Government & other government related	$7	$(1)	$—	$—	$7	$(1)
State or local housing agency	10	—	—	—	10	—
MBS:
GSE residential	9	—	—	—	9	—
Private-label residential	29	—	1,600	(353)	1,629	(353)
Total MBS	38	—	1,600	(353)	1,638	(353)
Total	$55	$(1)	$1,600	$(353)	$1,655	$(354)

As of December 31, 2012
Private-label residential MBS Held-to-maturity	$—	$—	$1,640	$(387)	$1,640	$(387)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2013	Amortized Cost Basis	Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$280	$281
Due after one year through five years	84	88	53	53
Due after five years through ten years	97	103	473	495
Due after ten years	448	474	1,150	1,201
ABS and MBS without a single maturity date	20,463	21,566	6,234	6,905
Total securities	$21,092	$22,231	$8,190	$8,935

Other-Than-Temporary Impairment

We recognize credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit losses are recognized in AOCI since we do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell any investment security before the recovery of its amortized cost basis. The non-credit loss in AOCI on HTM securities are accreted back into the HTM securities over their remaining lives as an increase to the carrying amount, since we ultimately expect to collect these amounts. See Statements of Comprehensive Income on page 5.

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

As of June 30, 2013, we developed a short-term housing price forecast with projected changes ranging from -5.0% to +7.0% over the twelve month period beginning April 1, 2013. For the vast majority of markets, the short-term forecast has changes ranging from -3.0% to +5.0%.  Thereafter, home prices were projected to recover using one of five different recovery paths.

The following table presents the projected home price recovery by future month.

	Recovery Range Annualized %
As of June 30, 2013	Low	High
1 - 6 months	0.0%	3.0%
7 - 12 months	1.0%	4.0%
13 - 18 months	2.0%	4.0%
19 - 30 months	2.0%	5.0%
31 - 54 months	2.0%	6.0%
Thereafter	2.3%	5.6%

Based on these inputs and assumptions for the three months ended June 30, 2013, we had no OTTI charges. We also had no OTTI charges for the three months ended March 31, 2013.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Unpaid Principal Balance, Amortized Cost, Carrying Amount, and Fair Value - OTTI Private-Label MBS

The table below presents only private-label MBS that have incurred OTTI. Each private-label MBS presented below is classified as either prime, subprime, or Alt-A. Such classification depends upon the nature of the majority of underlying mortgages collateralizing each private-label MBS based on the issuer's classification, or as published by a nationally recognized statistical rating organization (NRSRO), at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

As of June 30, 2013	Unpaid Principal Balance	Amortized Cost Basis	Non-Credit OTTI	Gross Unrealized Gains	Carrying Amount	Fair Value
OTTI AFS Securities- Private-label residential MBS:
Alt-A	$110	$71	—	$3	$74	$74

OTTI HTM Securities- Private-label residential MBS:
Prime	$1,255	$977	$(249)	$—	$728	$991
Subprime	772	492	(101)	—	391	541
Total OTTI HTM securities	$2,027	$1,469	$(350)	$—	$1,119	$1,532

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	June 30, 2013	December 31, 2012
Noncallable/nonputable	$13,749	$11,616
Callable	891	776
Putable	1,925	1,948
Total par value	16,565	14,340
Hedging adjustments	71	166
Other adjustments	27	24
Total advances	$16,663	$14,530

The following table presents our advances by redemption terms:

As of June 30, 2013	Amount	Weighted Average Interest Rate	Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$7,441	0.38%	$8,325	$9,354
One to two years	1,093	1.86%	1,098	1,090
Two to three years	1,188	2.33%	888	722
Three to four years	1,632	3.41%	1,475	1,097
Four to five years	4,213	1.18%	3,836	3,424
More than five years	998	2.89%	943	878
Total par value	$16,565	1.27%	$16,565	$16,565

Credit Risk Concentration and Collateral Pledged

The following advance borrowers exceeded 10% of our total advances outstanding:

As of June 30, 2013	Par Value Outstanding	% of Total Outstanding
BMO Harris Bank N.A.	$2,375	14%
Associated Bank, N.A.	2,150	13%
The Northern Trust Company	1,815	11%

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

As of	June 30, 2013	December 31, 2012
Medium term (15 years or less)	$2,059	$2,557
Long term (greater than 15 years)	6,736	7,783
Total unpaid principal balance	8,795	10,340
Net premiums, credit enhancement and deferred loan fees	30	37
Hedging adjustments	79	97
Total before allowance for credit losses	8,904	10,474
Allowance for credit losses	(34)	(42)
Total MPF Loans held in portfolio, net	$8,870	$10,432

Conventional mortgage loans	$6,954	$8,260
Government insured mortgage loans	1,841	2,080
Total unpaid principal balance	$8,795	$10,340

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

As of	June 30, 2013		December 31, 2012
Total Severity Rate	36.0%		38.0%
Credit Loss Severity Rate	20.0%		22.0%
Total estimated losses outstanding	$72		$88
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(18)	[a]	(23)	[a]
Our share of total losses	54		65
Less: non-credit losses	(24)		(27)
Credit losses	30		38
Plus: other estimated credit losses in the remaining portfolio	4		4
Allowance for credit losses on conventional MPF Loans	$34		$42

[a]
Represents aggregate of credit enhancements across all master commitments expected to be recovered. Credit enhancement from one master commitment may not be used to offset credit losses incurred by another master commitment.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

	June 30, 2013	June 30, 2012
For the three months ended
Balance, beginning of period	$40	$49
Losses charged to the allowance	(4)	(3)
Provision for (reversal of) credit losses	(2)	2
Balance, end of period	$34	$48
For the six months ended
Balance, beginning of period	$42	$45
Losses charged to the allowance	(6)	(5)
Provision for (reversal of) credit losses	(2)	8
Balance, end of period	$34	$48

The following table presents the recorded investment by impairment methodology.

As of	June 30, 2013	December 31, 2012
Specifically identified and individually evaluated for impairment	$23	$30
Homogeneous pools of loans and collectively evaluated for impairment	11	12
Allowance assigned to conventional MPF Loans	$34	$42

Individually evaluated for impairment - with an allowance	$202	$230
Collectively evaluated for impairment	6,881	8,190
Recorded investment in conventional MPF Loans	$7,083	$8,420

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

	June 30, 2013			December 31, 2012
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$147	$94	$241	$180	$116	$296
Past due 60-89 days	46	26	72	59	42	101
Past due 90 days or more	222	182	404	254	208	462
Total past due	415	302	717	493	366	859
Total current	6,668	1,565	8,233	7,927	1,741	9,668
Total recorded investment	$7,083	$1,867	$8,950	$8,420	$2,107	$10,527
In process of foreclosure	$113	$62	$175	$149	$76	$225
Serious delinquency rate [a]	3.16%	9.70%	4.53%	3.03%	9.86%	4.40%
Past due 90 days or more still accruing interest [b]	$63	$181	$244	$67	$208	$275
On nonaccrual status	$207	$—	$207	$234	$—	$234

[a]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total recorded investment.

[b]
Consists of MPF Loans that are either government mortgage loans or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

Troubled Debt Restructurings

Effective December 31, 2012, we began characterizing MPF Loans as troubled debt restructurings (TDRs) in cases where they were discharged under Chapter 7 bankruptcy and they were not reaffirmed by the borrower, except for cases in which we expect to collect the recorded investment in full because of credit enhancements or government insurance or guarantees. In such cases, we have not granted a concession since we expect to collect all amounts due, including interest accrued at the original contract rate. We did not previously report these MPF Loans as troubled debt restructurings unless they were modified under our troubled debt restructuring modification program. In prior reporting periods, we reported these MPF Loans on nonaccrual status within 60 days of receipt of the notification of filing from the bankruptcy court. Further, we continue to include the recorded investment of these MPF Loans in our nonaccrual status reported amount, which means these MPF Loans are included in both categories for footnote disclosure purposes.

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

The table below presents our recorded investment balance in TDRs as of the dates presented. The recorded investment balances for modified loans still in their trial period were immaterial. Performing includes modified loans that are accruing interest. Nonperforming includes modified loans that are on nonaccrual status. The increase in TDRs is primarily due to the inclusion of Chapter 7 bankruptcies effective January 1, 2013, as discussed above.

	June 30, 2013			December 31, 2012
As of	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Recorded investment in conventional MPF Loan TDRs	$17	$28	$45	$14	$3	$17

During the three and six months ended June 30, 2013, we made troubled debt restructurings on our conventional MPF Loans of $12 million and $19 million, compared to $4 million and $5 million for the same periods in 2012. These amounts represent both

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

the pre- and post- modification recorded investment as of the date the troubled debt restructurings were consummated. Specifically, the modified terms do not fully take effect until after a three month trial period in which the borrower demonstrates an ability to pay under the modified terms during the trial period; however, we consider the conventional MPF Loan a troubled debt restructuring at the inception of the trial period. If the borrower fails to pay during the trial period, the payment terms revert back to the original agreement with the borrower. The pre- and post- modification amounts are the same as we did not record any write-offs either due to the forgiveness of principal or a direct write-off due to a confirmed loss.

Troubled debt restructurings from the previous 12 months that subsequently defaulted during the three months ended June 30, 2013, and 2012 were $7 million and $4 million; and for the six months ending June 30, 2013, and 2012, were $8 million and $8 million. A borrower is considered to have defaulted on a troubled debt restructuring if contractually due principal or interest payment is sixty days past due at any time during the past 12 months. The amount of nonperforming troubled debt restructurings are less than the amount that have subsequently defaulted either because a defaulted troubled debt restructuring subsequently became current or was transferred to REO.

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either date.

	June 30, 2013			December 31, 2012
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans with an allowance	$202	$197	$23	$230	$224	$30

The following table summarizes the average recorded investment of impaired MPF Loans and related interest recognized.

	June 30, 2013		June 30, 2012
For the periods ended	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three months	$210	$—	$199	$2
Six months	217	—	201	5

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

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivative transactions may be entered into through an over-the-counter bilateral agreement with an individual counterparty. Additionally, the Dodd-Frank Act's new statutory and regulatory requirements for cleared derivatives transactions, including those we utilize to hedge our interest rate and other risks, became effective June 10, 2013. As a result, we began to clear derivatives transactions as required through an FCM with a derivatives clearing organization (clearinghouse). We are not a derivative dealer and do not trade derivatives for speculative purposes.

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 18 - Fair Value Accounting to the financial statements in our 2012 Form 10-K for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $107 million of collateral at fair value to our derivatives counterparties at June 30, 2013.

Cleared swaps are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. We post initial and variation margin through the clearing member, on behalf of the clearinghouse, which could expose us to institutional credit risk in the event that a clearing member or the clearinghouse fail to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The table below presents, as of June 30, 2013 and December 31, 2012, our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements for which offsetting is permissible under U.S. GAAP. We present our derivative assets and liabilities on a net basis in our statement of condition. The net amount includes cash collateral and related accrued interest in cases where we have a legal right of setoff, by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by applying against the debt an amount that our counterparty owes to us. In addition to the cash collateral as noted in the following table, we also posted $11 million of trading securities, of which $3 million can be sold or repledged, as part of our initial margin related to cleared derivative transactions. A right of setoff exists when all of the following conditions are met:

•We and our counterparty owe each other determinable amounts.
•We have the right to set off the amount owed with the amount owed by the other party.
•We intend to set off.

•
Our right of setoff is enforceable at law. In this regard, we believe that offsetting is appropriate based on evidence available to us, both positive and negative, that provides us with reasonable assurance that our right of setoff would be upheld in bankruptcy.

	June 30, 2013				December 31, 2012
As of	Notional Amount	Derivative Assets		Derivative Liabilities	Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$30,510	$89		$1,830	$24,678	$103		$2,107
Total	30,510	89		1,830	24,678	103		2,107
Derivatives not in hedge accounting relationships-
Interest rate swaps	14,915	446		355	13,352	691		656
Interest rate swaptions	5,795	124		—	8,690	160		—
Interest rate caps or floors	1,663	164		—	1,913	223		—
Mortgage delivery commitments	675	2		2	992	15		15
Total	23,048	736		357	24,947	1,089		671
Total before adjustments	$53,558	825		2,187	$49,625	1,192		2,778
Netting adjustments excluding cash collateral		(796)		(796)		(1,120)		(1,120)
Exposure at fair value		29	[a]	1,391		72	[a]	1,658
Cash collateral and related accrued interest on the collateral		(6)		(1,281)		(25)		(1,576)
Derivative assets and liabilities		$23		$110		$47		$82

[a]	Includes derivative net accrued interest receivable of $5 million as of June 30, 2013, and $1 million as of December 31, 2012.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The table below shows the offsetting of derivative assets and liabilities for derivative instruments with legal right of offset as well as derivative instruments without the legal right of offset (i.e., mortgage delivery commitments). As of June 30, 2013, we held an immaterial amount of cleared derivative contracts.

	June 30, 2013		December 31, 2012
As of	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount	$823	$2,185	$1,177	$2,763
Gross amounts of netting adjustments and cash collateral	(802)	(2,077)	(1,145)	(2,696)
Net amounts after offsetting adjustments	21	108	32	67
Derivatives and cash collateral without legal right of offset	2	2	15	15
Total derivatives recorded in Statements of Condition	23	110	47	82
Noncash collateral received or pledged and not offset-
Cannot be sold or repledged	20	—	30	—
Net unsecured amount	$3	$110	$17	$82

The tables below present the components of derivatives and hedging activities as presented in the statements of income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2013	2012	2013	2012
Fair value hedges -
Interest rate swaps	$9	$(7)	$11	$(3)
Other	—	—	—	1
Fair value hedges - ineffectiveness net gain (loss)	9	(7)	11	(2)
Cash flow hedges - ineffectiveness net gain (loss)	2	—	3	2
Economic hedges -
Interest rate swaps	53	(44)	64	(46)
Interest rate swaptions	(11)	18	(17)	18
Interest rate caps/floors	(39)	4	(58)	(9)
Mortgage delivery commitments	1	—	1	—
Net interest settlements	13	21	26	40
Economic hedges - net gain (loss)	17	(1)	16	3
Net gains (losses) on derivatives and hedging activities	$28	$(8)	$30	$3

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Total Ineffectiveness Gain (Loss) Recognized in Derivatives and Hedging Activities	Net Interest Settlements Effect on Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Three months ended June 30, 2013
Hedged item type -
Available-for-sale securities	$178	$(172)	$6	$(35)	$—
Advances	72	(69)	3	(17)	(1)
MPF Loans held for portfolio	—	—	—	—	(9)
Consolidated obligation bonds	(329)	329	—	55	(6)
Total	$(79)	$88	$9	$3	$(16)
Three months ended June 30, 2012
Hedged item type -
Available-for-sale securities	$(113)	$109	$(4)	$(33)	$—
Advances	(16)	19	3	(21)	(1)
MPF Loans held for portfolio	2	(2)	—	(1)	(13)
Consolidated obligation bonds	31	(37)	(6)	42	(7)
Total	$(96)	$89	$(7)	$(13)	$(21)
Six months ended June 30, 2013
Hedged item type -
Available-for-sale investments	$234	$(227)	$7	$(69)	$—
Advances	98	(92)	6	(34)	(2)
MPF Loans held for portfolio	—	—	—	—	(19)
Consolidated obligation bonds	(416)	414	(2)	102	(13)
Total	$(84)	$95	$11	$(1)	$(34)
Six months ended June 30, 2012
Hedged item type -
Available-for-sale investments	$(77)	$75	$(2)	$(65)	$—
Advances	(8)	14	6	(45)	(24)
MPF Loans held for portfolio	1	—	1	(2)	(27)
Consolidated obligation bonds	7	(14)	(7)	80	(16)
Total	$(77)	$75	$(2)	$(32)	$(67)

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

	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities	Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Change in OCI	Net Interest Settlements Effect on Net Interest Income [a]
Three months ended June 30, 2013
Advances - interest rate floors	$4	$—	$4	$—	$(4)	$—
Discount notes - interest rate caps	(1)	—	(1)	—	1	—
Discount notes - interest rate swaps	—	2	2	239	237	(67)
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$2	$2	$4	$239	$235	$(67)
Three months ended June 30, 2012
Advances - interest rate floors	$4	$—	$4	$—	$(4)	$—
Discount notes - interest rate caps	(2)	—	(2)	—	2	—
Discount notes - interest rate swaps	(1)	—	(1)	(110)	(109)	(68)
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$—	$—	$—	$(110)	$(110)	$(68)
Six months ended June 30, 2013
Advances - interest rate floors	$7	$—	$7	$—	$(7)	$—
Discount notes - interest rate caps	(1)	—	(1)	—	1	—
Discount notes - interest rate swaps	(1)	3	2	327	325	(134)
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$4	$3	$7	$327	$320	$(134)
Six months ended June 30, 2012
Advances - interest rate floors	$8	$—	$8	$—	$(8)	$—
Discount notes - interest rate caps	(4)	—	(4)	—	4	—
Discount notes - interest rate swaps	(2)	2	—	(58)	(58)	(135)
Bonds - interest rate swaps	(3)	—	(3)	—	3	—
Total	$(1)	$2	$1	$(58)	$(59)	$(135)

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of     derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $10 million as of June 30, 2013. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 7 years.

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

As of June 30, 2013	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$7,874	2.86%	$26,192
One to two years	2,338	3.25%	2,923
Two to three years	3,923	3.55%	3,453
Three to four years	1,890	3.31%	1,250
Four to five years	6,429	1.83%	1,551
Thereafter	14,271	2.11%	1,356
Total par value	$36,725	2.51%	$36,725

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

	Carrying Amount	Par Value	Weighted Average Interest Rate
As of June 30, 2013	$21,583	$21,585	0.08%
As of December 31, 2012	31,260	31,269	0.13%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2013	December 31, 2012
Noncallable	$16,903	$19,179
Callable	19,822	13,480
Par value	36,725	32,659
Bond premiums (discounts), net	22	13
Hedging adjustments	(506)	(104)
Fair value option adjustments	(2)	1
Total consolidated obligation bonds	$36,239	$32,569

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Capital and Mandatorily Redeemable Capital Stock

Capital Rules

Under our capital plan our stock consists of two sub-classes of stock, Class B1 stock and Class B2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the capital plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 stock is available for purchase only to support a member's activity stock requirement. Class B2 stock is available to be purchased to support a member's membership stock requirement and any activity stock requirement.

Certain amendments to our capital plan became effective July 1, 2013, which among other things, allow our Board of Directors to set a threshold of between $5 million and $250 million on the amount of Class B2 stock that would otherwise be held for membership if a member has advances outstanding that have an activity stock requirement in excess of the threshold amount. In that case, the amount of Class B2 stock that exceeds such threshold and is necessary to support advance activity is automatically converted into Class B1 stock. This new threshold was initially set at $5 million, which means that we will convert to Class B1 capital stock any capital stock supporting advances that exceeds the lesser of the member's membership requirement or $5 million.

Under our capital plan, the Board of Directors may now periodically adjust members' activity stock requirement for certain new types of advances within a range of 2.0% and 6.0% of a member's outstanding advances. Each member's activity stock requirement remains at 5.0% of outstanding advances until the Board implements this provision.

Finally, under the capital plan, the cap on the membership stock requirement for each member is now $163.4 million. Under the plan, the cap on membership stock is equal to the lesser of (1) a cap set by the Board within a range of $25 million and $250 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31. Although the Board set an initial cap of $250 million, the operative cap under the plan of $163.4 million is based on the level of the Bank's capital stock at December 31, 2012.

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 stock to Class B1 stock related to the new threshold will apply on a daily basis. We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum investment requirement and we remain in compliance with our regulatory capital requirements.

During the six months ended June 30, 2013, we repurchased excess capital stock totaling $189 million as part of our quarterly repurchase opportunities in February and May, as discussed in Note 14 - Regulatory Actions to the financial statements in our 2012 Form 10-K. Effective May 28, 2013, we announced completion of our quarterly excess capital stock repurchases program initiated in 2012 and our current practice of repurchasing excess capital stock held by members within three business days of receiving a repurchase request, subject to regulatory requirements and prudent business practices.

Minimum Capital Requirements

For details on our minimum capital requirements, see Minimum Capital Requirements after Conversion to New Capital Structure on page F-55 of our 2012 Form 10-K. We complied with our minimum regulatory capital requirements as shown below:

	June 30, 2013		December 31, 2012
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,560	$3,460	$1,545	$3,347
Total regulatory capital	$2,540	$3,460	$2,783	$3,347
Total regulatory capital ratio	4.00%	5.45%	4.00%	4.81%
Leverage capital	$3,175	$5,191	$3,479	$5,021
Leverage capital ratio	5.00%	8.17%	5.00%	7.22%

Total regulatory capital and leverage capital do not include accumulated other comprehensive income (loss). Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Capital Concentration

As of June 30, 2013, BMO Harris Bank N.A. held $170 million, or 11%, of our total capital stock outstanding. No other members had capital stock exceeding 10%.

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
The following table summarizes the income (loss) in AOCI for the periods indicated:

	Net Unrealized on AFS	Non-credit OTTI on AFS	Net Unrealized on HTM	Non-credit OTTI on HTM	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
Balance, December 31, 2011	$1,113	$(26)	$(5)	$(466)	$(1,049)	$2	$(431)
Net change in the period	212	5	2	50	(59)	—	210
Balance, June 30, 2012	$1,325	$(21)	$(3)	$(416)	$(1,108)	$2	$(221)

Balance, December 31, 2012	$1,576	$(8)	$(3)	$(381)	$(1,078)	$1	$107
Change in the period before reclassifications to net income	(437)	8	—	31	327	—	(71)
Period amounts reclassified from other comprehensive income (loss) to:
Net interest income	—	—	1	—	(4)	—	(3)
Non-interest gain (loss)	—	—	—	—	(3)	—	(3)
Non-interest expense	—	—	—	—	—	1	1
Net change in the period	(437)	8	1	31	320	1	(76)
Balance, June 30, 2013	$1,139	$—	$(2)	$(350)	$(758)	$2	$31

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

Financial instruments carried at fair value in our statements of condition using Level 3 inputs were immaterial at June 30, 2013.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Estimates for Financial Instruments

The tables below are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition under the indicated captions. These tables do not represent an estimate of the overall market value of us as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.  The tables below are presented in the following order:

•	Financial instruments carried at amortized cost on our statements of condition.

•	Financial instruments carried at fair value on a recurring basis on our statements of condition.

•	Assets carried at fair value on a nonrecurring basis on our statements of condition.

			Fair Value Hierarchy
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Financial Assets-
Cash and due from banks	$315	$315	$315	$—	$—
Federal Funds sold	2,186	2,186	—	2,186	—
Securities purchased under agreements to resell	4,525	4,525	—	4,525	—
Held-to-maturity securities	8,190	8,935	—	7,207	1,728
Advances	16,663	16,812	—	16,812	—
MPF Loans held in portfolio, net	8,870	9,474	—	9,287	187
Accrued interest receivable	101	101	—	101	—
Financial Liabilities-
Deposits	$(716)	$(716)	$—	$(716)	$—
Consolidated obligation discount notes	(21,583)	(21,583)	—	(21,583)	—
Consolidated obligation bonds	(36,239)	(37,254)	—	(37,180)	(74)	[a]
Accrued interest payable	(161)	(161)	—	(161)	—
Mandatorily redeemable capital stock	(3)	(3)	(3)	—	—
Subordinated notes	(1,000)	(1,136)	—	(1,136)	—

December 31, 2012
Financial Assets-
Cash and due from banks	$3,564	$3,564	$3,564	$—	$—
Securities purchased under agreements to resell	6,500	6,500	—	6,500	—
Held-to-maturity securities	9,567	10,482	—	8,706	1,776
Advances	14,530	14,802	—	14,802	—
MPF Loans held in portfolio, net	10,432	11,227	—	11,015	212
Accrued interest receivable	116	116	—	116	—
Financial Liabilities-
Deposits	$(816)	$(816)	$—	$(816)	$—
Consolidated obligation discount notes	(31,260)	(31,262)	—	(31,262)	—
Consolidated obligation bonds	(32,569)	(34,323)	—	(34,241)	(82)	[a]
Accrued interest payable	(156)	(156)	—	(156)	—
Mandatorily redeemable capital stock	(6)	(6)	(6)	—	—
Subordinated notes	(1,000)	(1,162)	—	(1,162)	—

[a]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition on a recurring basis.

As of June 30, 2013	Level 1	Level 2		Level 3		Netting Adjustment [a]	Total
Assets -
Trading securities:
U.S. Government & other government related	$—	$174		$—		$—	$174
GSE residential MBS	—	89		—		—	89
Governmental-guaranteed residential MBS	—	3		—		—	3
Total Trading Securities	—	266		—		—	266
AFS securities:
U.S. Government & other government related	—	665		—		—	665
FFELP ABS	—	7,081		—		—	7,081
GSE residential MBS	—	11,563		—		—	11,563
Government-guaranteed residential MBS	—	2,846		—		—	2,846
Private-label residential MBS	—	—		76		—	76
Total AFS Securities	—	22,155		76		—	22,231
Advances	—	29		—		—	29
Derivative assets	—	801	[b]	24	[b]	(802)	23
Total assets at fair value	$—	$23,251		$100		$(802)	$22,549
Level 3 as a percent of total assets at fair value				0.4%

Liabilities -
Consolidated obligation discount notes	$—	$(75)		$—		$—	$(75)
Consolidated obligation bonds	—	(2,548)		(74)	[c]	—	(2,622)
Derivative liabilities	—	(2,187)	[b]	—		2,077	(110)
Total liabilities at fair value	$—	$(4,810)		$(74)		$2,077	$(2,807)
Level 3 as a percent of total liabilities at fair value				2.6%

[a]
The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where we have a legal right of setoff, by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by applying against the debt an amount that our counterparty owes to us. See Note 9 - Derivatives and Hedging Activities for further details.

[b]
Our derivative assets are, in part secured with cash collateral (Level 1) as described in Note 9 - Derivatives and Hedging Activities. However, we view our net derivative assets or liabilities as a single unit of account for purposes of classifying the total balance within the fair value hierarchy. Accordingly, we classify our derivative assets and liabilities as either Level 2 or Level 3 within the fair value hierarchy.

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

[a]
The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where we have a legal right of setoff, by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by applying against the debt an amount that our counterparty owes to us. See Note 9 - Derivatives and Hedging Activities for further details.

[b]
Our derivative assets are, in part secured with cash collateral (Level 1) as described in Note 9 - Derivatives and Hedging Activities. However, we view our net derivative assets or liabilities as a single unit of account for purposes of classifying the total balance within the fair value hierarchy. Accordingly, we classify our derivative assets and liabilities as either Level 2 or Level 3 within the fair value hierarchy.

[c]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Level 3 Disclosures for Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table presents a reconciliation of assets and liabilities that are measured at fair value on the statements of condition using significant unobservable inputs (Level 3):

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds
For the six months ended June 30, 2013
Balance at beginning of period	$69	$32	$(82)
Gains (losses) realized and unrealized:
Change in fair value recorded in earnings - Instruments held under fair value option	—	—	8
Recorded in earnings in interest income	2	—	—
Change in fair value recorded in OCI - Non-credit OTTI on AFS securities	11	—	—
Change in fair value recorded in earnings - Derivatives and hedging activities	—	(8)	—
Paydowns and settlements	(6)	—	—
Balance at end of period	$76	$24	$(74)
Total unrealized gains (losses) recorded in earnings (derivatives and hedging activities) and attributable to instruments still held at period end	$1	$—	$8

For the six months ended June 30, 2012
Balance at beginning of period	$63	$37	$(87)
Gains (losses) realized and unrealized:
Change in fair value recorded in earnings - Derivatives and hedging activities	1	(1)	2
Change in fair value recorded in OCI - Non-credit OTTI on AFS securities	5	—	—
Paydowns and settlements	(7)	—	—
Balance at end of period	$62	$36	$(85)
Total unrealized gains (losses) recorded in earnings (derivatives and hedging activities) and attributable to instruments still held at period end	$1	$(1)	$2

Assets Measured at Fair Value on a Nonrecurring Basis

The table below presents assets that are measured at fair value on a nonrecurring basis in our statements of condition only as of the dates shown. These assets are subject to being measured at fair value as a result of becoming impaired during the reporting period or in the case of REO when fair value declines during the reporting period. Held-to-maturity, private-label residential MBS are measured at fair value using the same methodology and significant assumptions utilized for available-for-sale private-label residential MBS. If available, broker price opinions are used to measure impaired MPF Loans or REO. If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs. See Note 8 - Allowance for Credit Losses for further details. Significant increases (decreases) in the loss severity rate input in isolation may result in a significantly lower (higher) fair value measurement.

	June 30, 2013	December 31, 2012
	Level 3	Level 3
Impaired MPF Loans	$187	$212
Real estate owned	11	18
Total non-recurring assets	$198	$230

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

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	June 30, 2013			June 30, 2012
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$9	$(1,250)	$(75)	$9	$(3,132)	$(9,268)
New transactions elected for fair value option	20	(2,300)	—	—	(6,565)	—
Maturities and extinguishments (if any)	—	1,000	—	—	2,680	5,136
Net gain (loss) on instruments held at fair value	—	2	—	—	2	—
Change in accrued interest and other	—	—	—	—	(2)	(3)
Balance end of period	$29	$(2,548)	$(75)	$9	$(7,017)	$(4,135)
For the six months ended
Balance beginning of period	$9	$(1,251)	$—	$9	$(2,631)	$(11,466)
New transactions elected for fair value option	20	(2,550)	(75)	—	(8,890)	—
Maturities and extinguishments (if any)	—	1,250	—	—	4,500	7,336
Net gain (loss) on instruments held at fair value	—	3	—	—	6	2
Change in accrued interest and other	—	—	—	—	(2)	(7)
Balance end of period	$29	$(2,548)	$(75)	$9	$(7,017)	$(4,135)
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

	June 30, 2013			December 31, 2012
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$29	$29	$—	$9	$9	$—
Consolidated obligation bonds	2,550	2,548	(2)	1,250	1,251	1
Consolidated obligation discount notes	75	75	—	—	—	—

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Commitments and Contingencies

The table below shows our commitments outstanding but not yet incurred or recorded in our statements of condition. The MPF Program mortgage purchase commitments in the table below primarily relate to the MPF Xtra product and will be concurrently resold to Fannie Mae. Unresolved repurchase requests and indemnifications are requests that we believe may occur from Fannie Mae; however, it is still uncertain whether or not Fannie Mae will request us to repurchase these mortgage loans.

As of	June 30, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$800	$—	$800	$175	$—	$175
Member standby letters of credit	1,025	772	1,797	689	725	1,414
Housing authority standby bond purchase agreements	124	242	366	50	382	432
MPF Program mortgage purchase commitments	341	—	341	497	—	497
Unresolved repurchasable loans and indemnifications to Fannie Mae for MPF Xtra loans [a]	54	—	54	39	—	39
Advance commitments	477	232	709	—	285	285
Commitments	$2,821	$1,246	$4,067	$1,450	$1,392	$2,842

[a]
These unresolved repurchase requests and indemnifications are classified in the expire within one year category since such repurchases and indemnifications are made upon request by Fannie Mae.  However, these unresolved repurchase requests and indemnifications do not have an expiration date, and accordingly, our repurchases and indemnifications to Fannie Mae may occur after one year from the reporting date.

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

	June 30, 2013	December 31, 2012
Assets - Advances	$2,522	$2,500
Liabilities - Deposits	44	106
Equity - Capital Stock	188	239

Other FHLBs

Material amounts of transactions with other FHLBs, if any, are parenthetically identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Selected statements of condition data
Total investments [a]	$37,398	$40,138	$40,750	$41,301	$40,336
Advances	16,663	14,403	14,530	13,531	15,797
MPF Loans held in portfolio	8,904	9,693	10,474	11,310	12,210
Allowance for credit losses	(34)	(40)	(42)	(44)	(48)
Total assets	63,502	64,922	69,584	66,444	68,641
Consolidated obligations -
Discount notes	21,583	24,292	31,260	27,231	23,439
Bonds	36,239	34,751	32,569	33,366	39,872
Total consolidated obligations, net	57,822	59,043	63,829	60,597	63,311
Mandatorily redeemable capital stock	3	4	6	10	10
Capital stock	1,540	1,549	1,650	1,702	1,850
Total retained earnings	1,917	1,770	1,691	1,593	1,504
Accumulated other comprehensive income (loss)	31	130	107	37	(221)
Total capital	3,488	3,449	3,448	3,332	3,133
Other selected data at period end
MPF Xtra loan volume funded - total system	$1,436	$1,691	$2,410	$2,027	$1,334
MPF Xtra loan volume funded - Chicago PFIs	714	834	1,200	1,044	709
MPF Xtra loans outstanding [b]	13,219	12,301	11,348	9,861	8,630
Regulatory capital to assets ratio	5.45%	5.12%	4.81%	4.97%	4.90%
Market value of equity to book value of equity	110%	106%	102%	103%	97%
All FHLBs consolidated obligations outstanding (par)	$704,504	$665,975	$687,902	$674,487	$685,195
Number of members	750	758	762	764	767
Total employees (full and part time)	350	336	329	318	312
Total investments as a percent of total assets	59%	62%	59%	62%	59%
Advances as a percent of total assets	26%	22%	21%	20%	23%
MPF Loans as a percent of total assets	14%	15%	15%	17%	18%
Selected statements of income data
Net interest income before provision for credit losses	$98	$113	$135	$140	$138
Provision for (reversal of) credit losses	(2)	—	1	—	2
OTTI (loss), credit portion	—	—	—	—	(14)
Other non-interest gain (loss) excluding OTTI	35	1	(2)	(12)	(13)
Non-interest expense	(25)	25	21	28	32
Net income	149	80	100	90	69
Cash dividends	2	1	2	1	1
Selected annualized ratios and data
Return on average assets - Quarter	0.90%	0.46%	0.59%	0.53%	0.39%
Return on average assets - Year to date	0.68%	0.46%	0.54%	0.52%	0.52%
Return on average equity - Quarter	16.77%	9.36%	12.43%	14.25%	9.28%
Return on average equity - Year to date	13.14%	9.36%	12.90%	13.08%	12.57%
Average equity to average assets	5.35%	4.96%	4.74%	3.71%	4.21%
Non-interest expense to average assets	0.15%	0.15%	0.12%	0.16%	0.18%
Net yield on average interest-earning assets	0.60%	0.67%	0.81%	0.84%	0.80%
Return on average Regulatory Capital spread to three month LIBOR index	17.10%	9.50%	11.67%	10.34%	7.76%
Dividend payout ratio	1.34%	1.57%	1.56%	1.59%	1.92%

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

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

•	the extent to which amendments to our capital plan, including our ability to start paying enhanced dividends, impact borrowing by our members;

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

•
membership changes, including the withdrawal of members due to restrictions on our dividends or the loss of members through mergers and consolidations; changes in the financial health of our members, including the resolution of some members; risks related to expanding our membership to include more institutions with regulators and resolution processes with which we have less experience;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2013 Financial Highlights

•
We recorded net income of $149 million for the second quarter of 2013, compared to $80 million in the first quarter of 2013. Interest income and interest expense are down from one year ago due to the combination of lower interest rates and the continued run-off of our MPF Loan and investment portfolios, along with the debt used to fund those portfolios. Other non-interest gain (loss) increased from the first quarter of 2013, due primarily to gains on derivatives and hedging activities as rates rose just before quarter-end June 30, 2013.

•
The approvals for our Community First Fund resulted in the Bank recognizing $50 million into earnings in the second quarter of 2013, which represents the reversal of the $50 million charge previously recognized in the fourth quarter of 2011.

•
Total assets were $63.5 billion at June 30, 2013, down from $64.9 billion at March 31, 2013, and from $69.6 billion at December 31, 2012. Advances outstanding at June 30, 2013, were $16.7 billion, up 15% since December 31, 2012. As part of our amended capital plan, the Bank now has the ability to reduce capital stock requirements for certain future advance offerings. When we implement this part of the plan as expected later this year, we hope members will take advantage of this benefit to lower their cost of borrowing.

•
MPF Loans held in portfolio declined to $8.9 billion at June 30, 2013, from $9.7 billion at March 31, 2013, and $10.4 billion at December 31, 2012. The MPF outstanding loan balance has steadily declined as a result of paydowns and our 2008 decision to stop adding MPF Loans to our balance sheet. The MPF Xtra product, however, continues to gain popularity with both participating members and other FHLBs. The FHLB of Seattle joined the MPF Program in early July to offer the MPF Xtra product, the second FHLB to join this year. The MPF Xtra product enables financial institutions that are members of participating FHLBs to sell fixed-rate, conforming mortgage loans in the secondary market. Through MPF Xtra, we purchase these loans from PFIs at competitive rates and sell them to Fannie Mae. In the second quarter of 2013, MPF Xtra loan volume for the program overall was $1.4 billion; for our PFIs alone it was $714 million.

•
Total investment securities were down 10% to $30.7 billion this quarter from $34.3 billion at the end of 2012. Restrictions on our investments limit us from purchasing new longer-term investments at this time.

•	Retained earnings continued to grow as a result of our strong net income; at June 30, 2013, we recorded a record-high $1.9 billion in retained earnings-up 13% from December 31, 2012.

•	We remained in compliance with all of our regulatory capital requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Summary and Outlook

On July 23, 2013, our Board of Directors declared a cash dividend at an annualized rate of 0.30% per share, based on the Bank's preliminary financial results for the second quarter of 2013. Beginning with financial results for the third quarter of 2013, we expect the Board of Directors to consider paying an enhanced dividend on activity stock (B1) relative to stock required for membership (B2) as permitted under our amended capital plan and as appropriate based on quarterly earnings. We anticipate that paying a higher dividend on activity stock will effectively lower the cost of borrowing from the Bank and represents another way to provide increased value to our members.

Our growing financial strength, supported by $1.9 billion in retained earnings, has allowed us to introduce a number of key initiatives that we believe enhance the value proposition of membership in our Bank.

The goals of these member-focused initiatives are to:

•
Lower the overall cost of borrowing for members that use advances for long-term funding and short-term liquidity. The amendments to our capital plan, which became effective July 1, 2013, are designed to reduce the cost of advances for members using the Bank for borrowing by providing those members the opportunity to receive a higher dividend on their activity stock. See Capital Resources on page 54.

•
Restore full liquidity to member stock. In late May, the Bank completed the quarterly excess capital stock repurchase program initiated in 2012 and now repurchases excess stock held by members within three business days of receiving the request, subject to regulatory requirements and prudent business practices.

•
Enhance the collateral capacity of our members. As part of our commitment to meet member funding and liquidity needs, we published revised Collateral Guidelines in early July that include significant changes to our Commercial Real Estate (CRE) collateral policies. These changes should make more member-owned CRE eligible as collateral and simplify the CRE pledging process.

•
Introduce technology that makes it easier for members to use the Bank. Members can now initiate certain types of advances and wire transfers through our member-only website, eBanking. We also streamlined the competitive Affordable Housing Program (AHP) application process by implementing a new system called AHP Online. More than 50 members partnered with local community organizations this year to submit 143 online applications. We anticipate awarding $26.5 million in grants later this year.

•
Support member communities in new and sustainable ways. This April we received approval for the Community First Fund, a $50 million revolving loan fund designed to support affordable housing and economic development in Illinois and Wisconsin. The focus of this fund will be to provide unsecured low-interest loans, rather than one-time grants, to selected partner community organizations. Also this spring we completed a survey of potential partners and selected a subset that responded with a number of proposals; we are currently evaluating the proposals and anticipate making commitments on a rolling basis over the next year with the first commitment expected to be completed by the end of 2013.

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

•
MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate. Interest income on MPF Loans includes amortization as detailed in MPF Loans Held in Portfolio, net on page 51.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	June 30, 2013			June 30, 2012			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and/or deposit income	$10,882	$2	0.07%	$5,992	$2	0.13%	$2	$(2)	$—
Investment securities	29,517	233	3.16%	35,585	285	3.20%	(49)	(3)	(52)
Advances	15,437	42	1.09%	15,332	55	1.43%	—	(13)	(13)
MPF Loans held in portfolio	9,087	103	4.53%	12,407	143	4.61%	(38)	(2)	(40)
Total Interest Income on Assets	64,923	380	2.34%	69,316	485	2.80%	(85)	(20)	(105)
Consolidated obligation discount notes	24,862	74	1.19%	25,021	77	1.23%	—	(3)	(3)
Consolidated obligation bonds	35,901	193	2.15%	40,146	255	2.54%	(27)	(35)	(62)
Subordinated notes	1,000	15	6.00%	1,000	15	6.00%	—	—	—
Total Interest Expense on Liabilities	61,763	282	1.83%	66,167	347	2.10%	(27)	(38)	(65)
Net yield on interest-earning assets	$64,923	$98	0.60%	$69,316	$138	0.80%	$(58)	$18	$(40)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	June 30, 2013			June 30, 2012			Increase (decrease) due to
For the six months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and/or deposit income	$11,097	$6	0.11%	$5,275	$4	0.15%	$4	$(2)	$2
Investment securities	30,780	478	3.11%	36,359	581	3.20%	(89)	(14)	(103)
Advances	14,664	83	1.13%	15,148	129	1.70%	(4)	(42)	(46)
MPF Loans held in portfolio	9,468	216	4.56%	12,879	296	4.60%	(78)	(2)	(80)
Total Interest Income on Assets	66,009	783	2.37%	69,661	1,010	2.90%	(167)	(60)	(227)
Consolidated obligation discount notes	27,081	151	1.12%	25,801	153	1.19%	8	(10)	(2)
Consolidated obligation bonds	34,902	392	2.25%	39,458	531	2.69%	(61)	(78)	(139)
Subordinated notes	1,000	29	5.80%	1,000	29	5.80%	—	—	—
Total Interest Expense on Liabilities	62,983	572	1.82%	66,259	713	2.15%	(53)	(88)	(141)
Net yield on interest-earning assets	$66,009	$211	0.64%	$69,661	$297	0.85%	$(114)	$28	$(86)

Net interest income changed mainly due to the following:

•
Investment income declined primarily due to the decline in average investment balances as securities matured or paid down. These proceeds were primarily used to pay down consolidated obligations as well as to redeem our capital stock. Yields on investment securities also declined as a result of purchasing shorter-term, lower yielding securities. In connection with the approval of our capital plan the FHFA now requires, and our Board has passed, a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion, see Investments on page 12 in our 2012 Form 10-K. We expect our investment portfolio to continue to decline over time as a result of this limitation.

•
Interest income from advances decreased compared to the prior year primarily due to the decline in average yield on advances, driven mostly by a decline in advance prepayment fees recorded in 2013 as detailed in Note 4 - Interest Income and Interest Expense to the financial statements. Throughout 2012, we recognized higher prepayment fee income as many members elected to restructure their outstanding advances to take advantage of the extended low interest rate environment. The majority of these restructured advances were treated as new advances for accounting purposes and therefore, the related prepayment fees were immediately recognized as prepayment fee income in the period of termination.

•
Interest income from MPF Loans continued to decline as expected relative to the decreased level of MPF Loans outstanding as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for immaterial amounts of government MPF Loans that primarily support affordable housing programs. We expect these trends to continue.

•
The decline in interest income was partially offset by the reduction in interest expense on our consolidated obligations. This reduction resulted as the overall level of debt outstanding declined, along with the average interest rates being charged on the debt. We were able to fund a greater percentage of our balance sheet with shorter term consolidated obligation discount notes at lower interest rates, relative to the same periods in 2012. During the second quarter of 2013, we began to fund more of our balance sheet with longer-term callable bonds, but this impact was minimal on the averages for the quarter and year to date.

Net interest income is also impacted by fair value and cash flow hedging activity. Specifically, the low interest rate environment continued to result in negative net interest settlements attributable to open derivative hedging activity and the amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. For further details see the tables of Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 47.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months		Six months
For the periods ended June 30,	2013	2012	2013	2012
Net other-than-temporary impairment (OTTI) charges, credit portion	$—	$(14)	$—	$(15)
Trading securities	(3)	(11)	(9)	(25)
Derivatives and hedging activities	28	(8)	30	3
Instruments held under fair value option	2	2	3	8
Other, net	8	4	12	8
Total non-interest gain (loss)	$35	$(27)	$36	$(21)

OTTI impairment charges, credit portion

As the economic conditions, and thus the significant inputs used to value our securities, have stabilized, we have not recorded additional OTTI in 2013 to date. Although we actively monitor the credit quality of our MBS, it is not possible to predict whether we will have additional OTTI charges in the future. Future changes will depend on many factors including economic, financial market, and housing market conditions; and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities. Further, increases in the time period for processing foreclosures and foreclosure delays by several major mortgage servicers may result in loss severities beyond current expectations. See Critical Accounting Estimates on page 56 for a discussion on the sensitivity of OTTI to significant inputs based on an adverse case scenario.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option

Details on the impact of these items, which include hedge ineffectiveness and economic hedge activity, are detailed in the following tables.

				Consolidated Obligation
	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended June 30, 2013
Amortization/accretion of fair value hedges	$(1)	$—	$(9)	$—	$(6)	$(16)
Amortization/accretion of cash flow hedges	4	—	—	(1)	(1)	2
Total amortization/accretion	3	—	(9)	(1)	(7)	(14)
Net interest settlements fair value hedges	(17)	(35)	—	—	55	3
Net interest settlements cash flow hedges	—	—	—	(67)	—	(67)
Total net interest settlements [a]	(17)	(35)	—	(67)	55	(64)
Total hedging activities recorded in net interest income	(14)	(35)	(9)	(68)	48	(78)
Fair value hedges	3	6	—	—	—	9
Cash flow hedges	—	—	—	2	—	2
Economic hedges	—	—	17	—	—	17
Total gains (losses) recorded in derivatives & hedging activities	3	6	17	2	—	28
Other derivative related amounts recorded in non-interest gain (loss)
Instruments held under fair value option	—	—	—	—	2	2
Total net effect gain (loss) of hedging activities	$(11)	$(29)	$8	$(66)	$50	$(48)
Trading securities - unhedged		(3)				(3)
Total trading securities		$(3)				$(3)

Three months ended June 30, 2012
Amortization/accretion of hedging activities	$3	$—	$(13)	$(3)	$(8)	$(21)
Net interest settlements [a]	(21)	(33)	(1)	(68)	42	(81)
Total hedging activities recorded in net interest income	(18)	(33)	(14)	(71)	34	(102)
Fair value hedges	2	(4)	—	—	(5)	(7)
Economic hedges	—	—	(5)	—	4	(1)
Total gains (losses) recorded in derivatives & hedging activities	2	(4)	(5)	—	(1)	(8)
Other derivative related amounts recorded in non-interest gain (loss)
Trading securities - hedged	—	(11)	—	—	—	(11)
Instruments held under fair value option	—	—	—	—	2	2
Total net effect gain (loss) of hedging activities	$(16)	$(48)	$(19)	$(71)	$35	$(119)
Total trading securities		$(11)				$(11)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

				Consolidated Obligation
	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Six months ended June 30, 2013
Amortization/accretion of fair value hedges	$(2)	$—	$(19)	$—	$(13)	$(34)
Amortization/accretion of cash flow hedges	7	—	—	(2)	(1)	4
Total amortization/accretion	$5	$—	$(19)	$(2)	$(14)	$(30)
Net interest settlements fair value hedges	(34)	(69)	—	—	102	(1)
Net interest settlements cash flow hedges	—	—	—	(134)	—	(134)
Total net interest settlements [a]	(34)	(69)	—	(134)	102	(135)
Total hedging activities recorded in net interest income	(29)	(69)	(19)	(136)	88	(165)
Fair value hedges	6	7	—	—	(2)	11
Cash flow hedges	—	—	—	3	—	3
Economic hedges	—	—	16	—	—	16
Total gains (losses) recorded in derivatives & hedging activities	6	7	16	3	(2)	30
Other derivative related amounts recorded in non-interest gain (loss)
Trading securities - hedged	—	(4)	—	—	—	(4)
Instruments held under fair value option	—	—	—	—	3	3
Total net effect gain (loss) of hedging activities	$(23)	$(66)	$(3)	$(133)	$89	$(136)
Trading securities - unhedged		(5)				(5)
Total trading securities		$(9)				$(9)

Six months ended June 30, 2012
Amortization/accretion of hedging activities	$(16)	$—	$(27)	$(6)	$(19)	$(68)
Net interest settlements [a]	(45)	(65)	(2)	(135)	80	(167)
Total hedging activities recorded in net interest income	(61)	(65)	(29)	(141)	61	(235)
Fair value hedges	5	(2)	1	—	(6)	(2)
Cash flow hedges	—	—	—	2	—	2
Economic hedges	—	—	(7)	6	4	3
Total gains (losses) recorded in derivatives & hedging activities	5	(2)	(6)	8	(2)	3
Other derivative related amounts recorded in non-interest gain (loss)
Trading securities - hedged	—	(24)	—	—	—	(24)
Instruments held under fair value option	—	—	—	2	6	8
Total net effect gain (loss) of hedging activities	$(56)	$(91)	$(35)	$(131)	$65	$(248)
Trading securities - unhedged		(1)				(1)
Total trading securities		$(25)				$(25)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Most of our total net effect loss of hedging activities were recorded as components of net interest income. This was primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedge relationships.

Offsetting a portion of these losses were gains recorded in derivatives and hedging activities on our economic hedge portfolio as market volatility increased, especially towards the end of the second quarter of 2013.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Trading securities - hedged showed a decline in value as these securities, which were acquired at a premium, move closer to par upon maturity. As these securities approach par value, the related premiums are expected to continue to be recognized as losses, although the rate of losses will decline as the securities approach par.

We recorded gains on our consolidated obligation bonds held under fair value option as those instruments' fair values benefited from the rising interest rate environment during the period.

Non-Interest Expense

	Three months		Six months
For the periods ended June 30,	2013	2012	2013	2012
Compensation and benefits	14	16	28	31
Other operating expenses	11	7	20	16
FHFA	1	2	2	4
Office of Finance	1	1	2	2
Other community investment	(50)	—	(50)	—
Other	(2)	6	(2)	9
Total non-interest expense	(25)	32	—	62

The approvals for our Community First Fund resulted in our recognizing $50 million in earnings in the second quarter of 2013, which represents the reversal of the $50 million charge previously recognized in the fourth quarter of 2011. This reversal was recognized through non-interest expenses, the same account where the original charge was recorded.

Compensation and benefits declined primarily as the result of our reduced pension expense in 2013, after enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21) in July 2012, which contained provisions that stabilized the interest rates used to calculate required pension contributions. We anticipate that the overfunded status of our pension may remain through 2013 before pension costs begin to increase again.

Other operating expense increased primarily due to outsourced contract services to support expansion and updating of our information technology, primarily for MPF Program systems.

The majority of the other decline in non-interest expense was caused by a decline in losses on REO sales, which resulted from an overall improvement in housing prices throughout many geographical areas.

Other Comprehensive Income

Total other comprehensive income (loss) was $(99) million and $(76) million for the three and six months ended June 30, 2013, compared to $166 million and $210 million for the same periods of 2012. The decrease was primarily due to unrealized losses recorded on our AFS securities portfolio during 2013 compared to unrealized gains in 2012. The unrealized losses were the result of an increase in market interest rates during 2013 compared to the same periods in 2012. This decrease was partially offset by an increase in unrealized gains on our cash flow hedges of our discount notes, also caused by the increase in market interest rates between the two periods.

On a cumulative basis, however, we still have substantial unrealized gains on our AFS securities portfolio. These unrealized gains would only be reclassified into net income if we sold our AFS securities.

We also recorded accretion of the non-credit portion of other-than-temporary impairment on our held-to-maturity securities. Since the non-credit portion of the losses was due to non credit-related declines, as these securities approach maturity or increase in fair value, these unrealized losses are expected to ultimately reverse, barring any further credit-related impairments.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2013	December 31, 2012
Cash and due from banks	$315	$3,564
Federal Funds sold and securities purchased under agreements to resell	6,711	6,500
Investment securities	30,687	34,250
Advances	16,663	14,530
MPF Loans held in portfolio, net	8,870	10,432
Other	256	308
Total assets	$63,502	$69,584
Consolidated obligation discount notes	$21,583	$31,260
Consolidated obligation bonds	36,239	32,569
Subordinated notes	1,000	1,000
Other	1,192	1,307
Total liabilities	60,014	66,136
Capital stock	1,540	1,650
Total retained earnings	1,917	1,691
Accumulated other comprehensive income (loss)	31	107
Total capital	3,488	3,448
Total liabilities and capital	$63,502	$69,584

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

Overnight rates for Federal Funds sold and securities purchased under agreements to resell have remained low. In addition, as a result of the European debt crisis we have reduced our exposure to counterparties in certain countries; see Short-Term Investments Unsecured Credit Exposure on page 58 for further details.

Investment Securities
Investment securities overall declined as securities matured or paid down and the proceeds were primarily used to pay down our consolidated obligations and to redeem a portion of our excess capital stock. In addition, a majority of our investment securities are classified as available-for-sale. As market rates climbed at the end of the second quarter, we incurred a reduction in unrealized gains on this portfolio, as previously discussed in Other Comprehensive Income on page 49.
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Member demand for advances increased during the first six months of 2013, leading to growth in advances outstanding at June 30, 2013, compared to December 31, 2012. As we continue to work to enhance our member collateral capacity and improve technological member borrowing tools, and plan to reduce capital stock requirements for certain future advance offerings as part of our amended capital plan, we anticipate members may continue to take advantage of these benefits to lower their cost of borrowing.

The following table sets forth the current period par amount of advances outstanding for the borrowers with the five largest advance balances:

	As of June 30, 2013
BMO Harris Bank N.A.	$2,375		14%
Associated Bank, N.A.	2,150		13%
The Northern Trust Company	1,815		11%
Cole Taylor Bank	1,360	[a]	8%
State Farm Bank, F.S.B	1,300		8%
All other borrowers	7,565		46%
Total par value	$16,565		100%

[a]	MB Financial Inc., the holding company of our member MB Financial Bank NA, has announced that it will acquire Taylor Capital Group Inc., the holding company of our member Cole Taylor Bank.

MPF Loans Held in Portfolio, net

MPF Loans outstanding continue to decline as a result of paydowns and our ongoing strategy to not add MPF Loans to our balance sheet, except for an immaterial amount of loans being acquired under our affordable housing programs. Thus, the rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages.

The speed of prepayments on a percentage basis has slowed compared to longer term historical measures. Though mortgage rates have remained historically low, borrowers are not moving or refinancing at the same rates as before the financial crisis. Should market mortgage rates rise in future periods, we could expect prepayment rates to decline further. Should rates fall further, additional prepayments may occur. If an MPF Loan prepays, any remaining closed basis adjustment related to that loan is immediately recognized. This may cause volatility in interest income as mortgage prepayment activity fluctuates as interest rates rise or fall. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate movement.

The following table summarizes information related to our net premium and hedge accounting basis adjustments on MPF Loans.

For the three months ended	June 30, 2013	June 30, 2012
Net premium amortization	$3	$4
Net amortization of closed basis adjustments	10	11

For the six months ended
Net premium amortization	$6	$7
Net amortization of closed basis adjustments	19	22

As of	June 30, 2013	December 31, 2012
Net premium balance on MPF Loans	$33	$38
Cumulative basis adjustments closed portion	79	97
MPF Loans, unpaid principal balance	8,795	10,340
Premium balance as a percent of MPF Loans	0.37%	0.36%

In addition to MPF Loans we hold in portfolio, we also buy, and concurrently resell to Fannie Mae, MPF Xtra loans on behalf of our PFIs and the PFIs of other MPF Banks. For more details see Selected Financial Data on page 39.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2013, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 53 in our 2012 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of June 30, 2013, our overnight liquidity was $8.3 billion or 13% of total assets, giving us an excess overnight liquidity of $6.1 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2013, we had excess liquidity of $23.2 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $22.7 billion as of June 30, 2013.

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

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the six months ended June 30, 2013, net cash provided (used) by operating activities was $487 million. This resulted from net income adjusted for non-cash adjustments, primarily gains due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the six months ended June 30, 2013, net cash provided (used) by investing activities was $2.1 billion. This resulted primarily from principal collected on MPF Loans and net proceeds from the maturities and paydowns of investment securities, offset by an increase in advances to our members.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the six months ended June 30, 2013, net cash provided (used) in our financing activities was $(5.8) billion. This was primarily driven by paydowns of our consolidated obligation discount notes offset by increased issuances of our consolidated obligation bonds.

Consolidated Obligation Bonds and Discount Notes

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, and capital stock. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

Shorter term discount notes declined significantly during the first six months as we turned to more attractively-priced, longer-termed consolidated obligation bonds for funding.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the six months ended	2013	2012
Discount notes	$(9,676)	$(1,967)
Bonds	4,081	(35)
Total consolidated obligations	$(5,595)	$(2,002)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	June 30, 2013			December 31, 2012
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$483,057	$221,447	$704,504	$471,567	$216,335	$687,902
FHLB Chicago as primary obligor	36,725	21,585	58,310	32,659	31,269	63,928
As a percent of the FHLB System	8%	10%	8%	7%	14%	9%

Conditions in Financial Markets

Following the general market stability of the first quarter, volatility and rates increased significantly during the latter half of the second quarter of 2013. Market participants focused less on the debt ceiling and more on the possibility of a near-term reduction in Federal Reserve quantitative easing in the form of Treasury and MBS securities purchases that currently total $85 billion combined per month.

The temporary suspension of the U.S. debt ceiling limit, agreed to in February by Congress, expired May 18, 2013. The U.S. Treasury announced on May 17, 2013, that it planned to begin employing extraordinary measures at that time to allow the government to continue to fulfill its obligations. Lower government expenditures, higher tax revenues and higher payments from Fannie Mae and Freddie Mac related to the Preferred Stock Purchase Agreement have been reducing the U.S. Government's need to borrow additional money. According to current analyst estimates, Congress now has until October or November of 2013 to negotiate a budget compromise that addresses the debt ceiling issue. To the extent that Congressional debates about deficit reduction and the debt ceiling adversely affect the financial markets, FHLB funding levels and costs may be impacted as discussed on page 28 of the Risk Factors section of our 2012 Form 10-K.

On May 22, Federal Reserve Chairman Bernanke testified before the Joint Economic Committee, noting that the Federal Reserve was evaluating whether a “recalibration of the pace of its purchases is warranted.” The market interpretation of this comment was that the Federal Reserve could take a first step towards removing quantitative easing support at one of the next few Federal Open Market Committee meetings. As a result, investors sold bonds, driving Treasury rates higher with the 10-year Treasury increasing 45 basis points during the month of May. At the meeting of the Federal Open Market Committee on June 18-19, it appeared that the Federal Reserve still felt strongly about its position on U.S. economic growth, unemployment and inflation and therefore, market participants strengthened their belief that quantitative easing tapering could begin as early as September 2013, driving rates even higher during the remainder of the second quarter. The 10-year Treasury rate rose an additional 36 basis points during the month of June.

We continued to have ready access to funding during the second quarter of 2013.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Capital Resources

Capital Rules and Minimum Capital Requirements

For a description of our current capital rules, including recent amendments to our capital plan, and minimum capital requirements, see Note 12 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements. As of the date of this filing, we have managed our capital base and assets to remain in compliance with our minimum capital requirements.

Capital Amounts

The following table presents our five largest holdings of regulatory capital stock and reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

As of June 30, 2013	Capital Stock			MRCS
BMO Harris Bank N.A.	$170		11%	$—
The Northern Trust Company	142		9%	—
Associated Bank, N.A.	110		7%	—
Cole Taylor Bank	68	[a]	4%	—
State Farm Bank, F.S.B	65		4%	—
All other members	985		65%	3
Total	$1,540		100%	$3

	June 30, 2013		December 31, 2012	Change
Capital stock	$1,540		$1,650	$(110)
Total retained earnings	1,917		1,691	226
Total permanent capital	3,457		3,341	116
Accumulated other comprehensive income (loss)	31		107	(76)
Total GAAP capital	$3,488		$3,448	$40

Capital Stock	$1,540		$1,650	$(110)
MRCS	3		6	(3)
Total retained earnings	1,917		1,691	226
Regulatory capital	$3,460		$3,347	$113

[a]	MB Financial Inc., the holding company of our member MB Financial Bank NA, has announced that it will acquire Taylor Capital Group Inc., the holding company of our member Cole Taylor Bank.

Components of total GAAP capital changed for the following reasons:

•
Capital stock decreased primarily due to repurchases or redemptions of excess member capital stock as further discussed in Note 12 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

•	Total retained earnings increased due to our income less dividends paid, see Statements of Capital on page 6.

•	Our unrealized income in AOCI increased due to several factors. For details see Other Comprehensive Income on page 49.

Although we had no OTTI in the first half of 2013, credit deterioration may continue to negatively impact our private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 30 of the Risk Factors section of our 2012 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. As discussed in Note 14 - Regulatory Actions to the financial statements in our 2012 Form 10-K, dividends paid for any given quarter of 2013 must not exceed the following rates on an annualized basis: (1) the average of three-month LIBOR plus 350 basis points on Class B1 capital stock, and (2) the average of three-month LIBOR plus 100 basis points on Class B2 capital stock. The Board has also resolved that payment of any dividend may not result in our retained earnings falling below the

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

level of retained earnings at the previous year-end. Our Board may not pay dividends above these limits or otherwise modify or terminate this resolution without written consent by the Director of the FHFA.

On July 23, 2013, our Board declared a cash dividend at an annualized rate of 0.30% per share based on our preliminary financial results for the second quarter of 2013.

The completion of our quarterly repurchase program initiated in 2012 and the implementation of amendments to our capital plan, as further discussed in Note 12 - Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements, positions us to begin differentiating the dividend paid on Class B1 (activity) and Class B2 (membership) with a goal of encouraging members to increase advance borrowings. Beginning with the financial results for the third quarter of 2013, we expect our Board of Directors to consider paying an enhanced dividend on activity stock (B1) relative to stock required for membership (B2) as permitted under our capital plan and as appropriate based on quarterly earnings. We anticipate that paying a higher dividend on activity stock will effectively lower the cost of borrowing from the Bank and represents another way to provide increased value to our members. Although we continue to work to build our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results and any other factors the Board determines to be relevant, and be reviewed in accordance with the Board's resolution and our Retained Earnings and Dividend Policy.

On March 28, 2013, our Board of Directors amended our Retained Earnings and Dividend Policy to increase our retained earnings target in an effort to mitigate the impact to our capital of the repurchase risk that arises from obligations to third party investors for loans originated under the MPF Program. For further discussion of our repurchase liability, see page 31 in the Risk Factors section of our 2012 Form 10-K. For further information about our Retained Earnings and Dividend Policy, see Retained Earnings and Dividend Policy on page 62 in our 2012 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-56 in our 2012 Form 10-K.

Critical Accounting Policies and Estimates

The table below identifies our critical accounting policies and estimates and the page number where a detailed description of each can be found in our 2012 Form 10-K.

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

Critical Accounting Policies

Significant changes in our critical accounting policies from our 2012 Form 10-K are outlined below. Also see
Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements for the impact of changes in accounting policies and recently issued accounting standards on our financial results.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Supplement to Affordable Housing and Community Investment Programs

In April of 2013, we received approval from the FHFA and our Board of Directors to implement the Community First Fund, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports meeting economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. As a result, we recognized the reversal of the $50 million charge we previously recognized in the fourth quarter of 2011 through "Non-interest expense - Other community investment” in our Statement of Income. The reversal will not be included in our AHP assessment for 2013 since we already have paid our AHP assessment attributable to the $50 million charge in 2011. Refer to our Critical Accounting Polices and Estimates section on page 66 in our 2012 Form 10-K for further details

Critical Accounting Estimates

Other-Than-Temporary Impairment (OTTI)

Adverse Case Scenario. In addition to evaluating our private-label MBS under a base case best estimate scenario as discussed in Note 5 - Investment Securities to the financial statements, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This stress test adverse case scenario was based on a short-term housing price forecast that was decreased five percentage points followed by a recovery path that is 33.0% lower than the base case.

The following table presents what the impact to net income from credit-related OTTI charges would have been under this adverse scenario based on the classification (prime, Alt-A, or subprime) at the time of origination.  In the table below, in cases where the credit-related OTTI for an investment category is less than $1 million, the amount is not reported. We recorded no actual OTTI in the second quarter of 2013 based on the base case scenario.

	Adverse Scenario
As of and for the quarter ended June 30, 2013	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	2	$3	$—
Subprime	7	96	(1)
Total private-label MBS	9	$99	$(1)

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

As of June 30, 2013	Unpaid Principal Balance	Prepayment Rate Weighted Average %	Default Rates Weighted Average %	Loss Severity Weighted Average %	Credit Enhancement Weighted Average %
2006	$717	9.4	24.6	39.3	0.1
2004 & prior	17	12.2	6.2	27.7	12.4
Total Prime	734	9.4	24.1	39.1	0.4
2006	617	8.9	38.3	46.7	0.8
2005	28	7.9	34.4	47.4	—
2004 & prior	2	13.1	25.1	31.6	23.4
Total Alt-A	647	8.9	38.1	46.7	0.8
2007	9	4.2	63.6	64.5	43.2
2006	798	4.4	65.2	65.8	21.3
2005	46	5.0	60.0	62.5	44.8
2004 & prior	15	7.4	26.3	66.8	40.3
Total Subprime	868	4.5	64.3	65.6	23.1
Total	2,249	7.3	43.6	51.5	9.3
Analyzed by alternative procedures	88
Total MBS	$2,337

.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

We track total credit risk with our members, including credit risk on advances plus risks in any of the other categories as described on page 69 in our December 31, 2012 Form 10-K. As of June 30, 2013, we had total credit risk concentrated with members with 10% or more of our total member credit outstanding as follows:

As of June 30, 2013	Total Member Credit Outstanding	% of Total
Associated Bank, N.A.	$2,914	15%
BMO Harris Bank N.A.	2,375	13%

Short-Term Investments Unsecured Credit Exposure

We maintain a short-term investment portfolio to provide funds to meet the credit needs of our members and to maintain liquidity. See Liquidity on page 52 for a discussion of our liquidity management.

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

In addition, our non-member counterparties must have a rating from an NRSRO of at least Baa or BBB in order to be eligible for an unsecured credit line. Our members who are FDIC-insured financial institutions discussed in (iii) above are eligible Federal Funds counterparties, although our members do not have to meet the NRSRO ratings requirement in order to be eligible for an unsecured credit line. While from time to time we may enter into Federal Funds transactions with our members that meet the qualifications outlined above, the majority of our Federal Funds transaction tend to be with non-member counterparties. As of June 30, 2013, we had $11 million in Federal Funds outstanding to members.

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

As of June 30, 2013	AA	A	BBB	Unrated	Total
Domestic U.S.	$—	$—	$175	$11	$186
U.S. branches and agency offices of foreign commercial banks:
Canada	—	1,500	—	—	1,500
Australia	500	—	—	—	500
Total unsecured credit exposure	$500	$1,500	$175	$11	$2,186

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

As of June 30, 2013	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$2,337	$(742)	$144	$1,739

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Member Credit Outstanding

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

	June 30, 2013					December 31, 2012
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	437	87%	$17,713	96%	$38,714	453	87%	$14,573	92%	$36,671
4	26	5%	266	1%	662	26	5%	718	4%	1,255
5	41	8%	628	3%	1,087	43	8%	715	4%	1,320
Total	504	100%	$18,607	100%	$40,463	522	100%	$16,006	100%	$39,246

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

As a result of the collateral and other credit risk mitigation efforts, we believe we are sufficiently well collateralized on our credit outstanding and we have not recorded an allowance for credit losses on our advances or other credit products as of the periods presented, nor have we ever incurred a credit loss on advances or our other credit products to date. We had two borrowers placed into receivership by their regulator during the year to date period ended June 30, 2013, and at the time of failure their total advances outstanding were $3 million. All outstanding advances were either repaid or were assumed by the acquirer. No credit losses were incurred on these advances.

In addition to providing advances, we also offer standby letters of credit to our members and standby bond purchase agreements with state housing authorities within our district, as disclosed in Note 15 - Commitments and Contingencies to the financial statements. To secure letter of credit risks, we require collateral as we do on advances.

MPF Loans

We record provisions for credit losses for MPF Loans based on portfolio and market trends related to delinquency rates, loss severities, and prepayment speeds consistent with the percentages of delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our provision declined during the first six months of 2013 compared to 2012 primarily as a result of a decline in our total outstanding delinquent MPF Loans. For details on our allowance for credit losses, please see Note 8 - Allowance for Credit Losses to the financial statements.

We are exposed to mortgage repurchases in connection with our sale of MPF Xtra loans to Fannie Mae under the MPF Xtra product. If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase an ineligible MPF Xtra loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Xtra loan is viable, we may require the PFI to repurchase that loan from us or indemnify us for related losses. For the six-month period ending June 30, 2013, we have repurchased $8 million of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae. These repurchases represent repurchase requests that have been resolved during the reporting period. We incurred no material losses on these loans. As of June 30, 2013, we have $54 million in unpaid principal balances outstanding related to mortgage loans that represent unresolved claims with Fannie Mae, see Note 15 - Commitments and Contingencies to the financial statements. Specifically, we believe a repurchase request from Fannie Mae may occur; however, it is still uncertain if or when Fannie Mae will request us to repurchase these mortgage loans.

Our mortgage repurchase liability is intended to cover losses associated with all mortgage loans previously sold in connection with the MPF Xtra product for which a breach or representation or warranty has occurred, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment). Our mortgage repurchase liability does not represent the unpaid principal balance for repurchase requests made by Fannie Mae. To estimate our mortgage repurchase liability, we consider the factors outlined below, which are predominantly based on our historical repurchase experience.

•
We only include mortgage loans for which we deem it probable that Fannie Mae will require us to either repurchase the mortgage loan or indemnify them for a loss on the mortgage loan. The fact that a mortgage loan may have a representations and warranties issue does not mean Fannie Mae will request us to repurchase it from or indemnify them; for example, Fannie Mae may decide to retain a performing loan. Our estimate of such mortgage loans is initially based upon outstanding repurchase and indemnification requests related to breaches of representations and warranties discovered during our quality control review process as further discussed in Quality Assurance Process on page 10 in our 2012 Form 10-K. This estimate incorporates Fannie Mae, PFI, and other third party behavior, potential defects or breaches with the mortgage loans, as well as the performing versus nonperforming status of the mortgage loans;

•	Our potential ability to cure the defects identified in the repurchase demands;

•	The estimated loss severity upon repurchase of the loan or collateral, make-whole settlement or indemnification; and

•
We estimate probable recoveries on these losses from PFIs and other FHLBs. In making this assessment, we factor in cases in which we require PFIs to collateralize repurchase obligations and indemnifications given their credit condition and size of their repurchase obligation or indemnification.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Based on these factors we recognized a mortgage repurchase liability to Fannie Mae of $1 million as of June 30, 2013. We also recognized $1 million as of June 30, 2013, as an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (i.e., PFIs). As a result, we did not recognize a loss in our statement of income related to MPF Xtra loan repurchase or indemnification risk to Fannie Mae.

While we use the best information available to us in estimating our mortgage repurchase liability, the estimation process is inherently uncertain and imprecise. Factors that may lead to imprecise estimates of our mortgage repurchase liability include, but are not limited to, the following:

•
The mortgage repurchase liability may be influenced by third party (e.g., PFI) servicing practices, the potential actions of Fannie Mae, and the financial condition of our PFIs. These influences are continuing to evolve and may necessitate revising our estimate of the mortgage repurchase liability.

•
Our ability to estimate probable repurchase or indemnification requests from Fannie Mae on pools of mortgage loans is limited due to our lack of extended historical experience with repurchase/ indemnification demand activity related to the MPF Xtra product. As a result, for purposes of our analysis, we've only assumed probable repurchase or indemnification requests from Fannie Mae in cases where both an actual breach attributable to a mortgage loan has been specifically identified and where we believe Fannie Mae will request us to repurchase or indemnify them (e.g., the mortgage loan is nonperforming). Mortgage loans in the remaining pool in which an actual breach has not yet been identified or where we do not expect Fannie Mae to request us to repurchase or indemnify them for the mortgage loan are excluded from our analysis.

•
Repurchase requests from Fannie Mae may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests as of a particular date may not reflect total repurchase liability for loans outstanding as of that date as further described in Note 15 - Commitments and Contingencies.

•	Additional repurchase requests and indemnifications not yet identified may result from our quality assurance review of MPF Xtra loans.

As of June 30, 2013, we believe the estimate of reasonably possible losses is zero, as we believe it is probable that we would recover such reasonably possible losses from third parties. We require PFIs to collateralize repurchase obligations and indemnifications on the basis of their credit condition and size of their repurchase obligation or indemnification. See “Risk Factors” on page 31 of our 2012 10-K Report for a further description of risks and trends related to our repurchase liability.

Additionally, PFIs also are required to repurchase ineligible MPF Loans we hold in our portfolio and the repurchase requirement is a factor in determining our allowance for credit losses. If a PFI is unable to repurchase ineligible MPF Loans, we would incur a loss to the extent a credit loss is not expected to be recovered from either collateral or a blanket lien provided by the PFI or alternatively the FDIC. In this regard, we have not recorded an allowance for credit losses for repurchase requests or indemnifications related to MPF Loans held in our portfolio, as we do not expect to incur any losses after factoring in our recovery claims from PFIs.

Derivative counterparties

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through an FCM with a derivatives clearing organization (clearinghouse). As of June 30, 2013, we held an immaterial amount of cleared derivative contracts.

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements and other credit enhancements are used and are effective in mitigating the risk. We manage credit risk through credit analysis, collateral management and other credit enhancements. We are also required to follow the requirements set forth by applicable regulation.

Bilateral Derivatives. We are subject to non-performance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of June 30, 2013.

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2013.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We actively monitor our counterparties' exposure to European sovereign debt and consider this exposure as a component of our credit risk review process. Due to the significant European sovereign credit concerns, we have suspended or reduced new derivatives transactions with European counterparties to reduce our exposure to these counterparties. We may further suspend or limit derivatives transactions with other European counterparties in accordance with our risk management policies and regulatory requirements.

The contractual or notional amount of derivative agreements reflects our involvement in the various classes of financial instruments. Our maximum credit risk with respect to derivative agreements is the estimated cost of replacing interest-rate swaps, forward agreements and purchased caps and floors if the counterparty defaults, minus the value of any related collateral. In determining maximum credit risk, we consider, with respect to each counterparty, accrued interest receivables and payables as well as the legal right to net assets and liabilities.

The following table presents the derivative positions with non-member counterparties and member institutions to which we had credit exposure at June 30, 2013. Rating shown is the lowest rating among the three largest NRSROs. Of our net exposure after collateral, $1 million was with institutions outside of the U.S.

	Derivative Asset Exposure at Fair Value Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
As of June 30, 2013
A rated	$21	$20	$1
Member institutions and MPF delivery commitments	2	—	2
Total derivatives	$23	$20	$3

As of December 31, 2012
AA rated	$1	$—	$1
A rated	31	30	1
Member institutions and MPF delivery commitments	15	—	15
Total derivatives	$47	$30	$17

Legislative and Regulatory Developments

FHFA Developments

Interim Final Rule Regarding Executive Compensation. On May 14, 2013, the FHFA published an interim final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs and the Office of Finance. The Executive Compensation interim final rule addresses the authority of the FHFA Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the FHLBs and the Office of Finance. The interim final rule also addresses the FHFA Director's authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits an FHLB or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Our failure to comply with the rule may result in supervisory action by the FHFA. The interim final rule became effective on June 13, 2013, with comments due by July 15, 2013.

Proposed Rule Regarding Golden Parachute and Indemnification Payments. On May 14, 2013, the FHFA re-proposed a proposed rule setting forth the standards that the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments if adopted as proposed. The primary impact of this proposed rule would be to better conform existing FHFA regulations on golden parachutes with Federal Deposit Insurance Corporation (FDIC) golden parachute regulations and to further refine limitations on golden parachute payments to further limit any such payments made by an FHLB or the Office of Finance that is assigned a less than satisfactory composite FHFA examination rating. Comments on the proposed rule were due by July 15, 2013.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Significant Developments

Housing Finance and Housing GSE Reform. Congress continues to consider reforms for the U.S. housing finance system and the housing GSEs, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises). So far, several new proposals have been offered that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act), which was approved by the Committee on July 24, 2013. Both proposals would have direct implications for the FHLBs if enacted.

While both proposals reflect the efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role of the Federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the FHFA as the primary Federal regulator of the FHLBs. The FMIC would facilitate the securitization of eligible mortgages by insuring covered securities, in a catastrophic risk position. The FHLBs, or a subsidiary, would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders, although any covered MBS issued by the FHLBs or subsidiary would not be issued as a consolidated obligation and would not be treated as a joint and several obligation of any FHLB that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBs would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBs. Among other things, the number of directors would be capped at 15, which could be an important factor in the context of two FHLBs merging. Special provisions would govern mergers, capping the number of member directors allocated to a state at two until each state has at least one member director. In addition, the FHFA would be given the authority, consistent with the authority of other banking regulators, to regulate and examine vendors of an FHLB or an Enterprise. Also, the PATH Act would remove the requirement that the FHFA adopt regulations establishing standards of community investment or service for FHLBs' members.

Any fundamental changes to the U.S. housing finance system could have consequences for the FHLB System and our ability to provide readily accessible liquidity to our members. However, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBs are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain enhanced prudential standards and additional requirements. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•
A second stage involving a robust analysis by the Oversight Council of the potential threat that the nonbank financial companies identified in the first stage could pose to U.S. financial stability, based on additional quantitative and qualitative factors that are both industry and company specific; and

•
A third stage during which the Oversight Council will consider qualitative factors about the nonbank financial companies identified in the second stage as meriting further review, including using information collected directly from that nonbank financial company.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities." The final rule provides that a company is “predominantly engaged in financial activities” and thus a “nonbank financial company” if:

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

The final rule also defines the terms "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the Federal Reserve Board; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year. If we are designated by the Oversight Council for supervision by the Federal Reserve Board (and therefore a significant nonbank financial company), we would be subject to increased supervision and oversight as described above.

Money Market Mutual Fund (MMF) Reform. The Oversight Council has issued certain proposed recommendations for structural reforms of MMFs, stating that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013 the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require non-government MMFs to generally impose a liquidity fee if a fund's liquidity levels fell below a specified threshold and would permit the funds to suspend redemptions temporarily. The demand for FHLB System consolidated obligations may be impacted by the structural reform ultimately adopted.
Basel Committee on Banking Supervision - Capital Framework. In July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new minimum ratio of common equity tier 1 capital to risk-weighted assets, a higher minimum ratio of tier 1 capital to risk-weighted assets and a common equity tier 1 capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a minimum supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.
The new framework could require some FHLB members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. Conversely, the new requirements could incentivize FHLB members to use term advances to create and maintain balance sheet liquidity. Most FHLB members must begin compliance with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2013
Advances	$(2)	$—	$—	$(4)	$—
MPF Loans	(2)	(6)	(3)	(3)	1
Mortgage Backed Securities	(8)	(2)	(1)	(9)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	14	23	—	13	—
Derivatives	—	(17)	—	—	—
Total	$1	$(2)	$(4)	n/m	$1

As of December 31, 2012
Advances	$(3)	$—	$—	$(4)	$—
MPF Loans	(2)	(2)	(6)	(3)	1
Mortgage Backed Securities	(9)	(1)	(2)	(10)	—
Other interest earning assets	(1)	—	—	(5)	—
Interest-bearing liabilities	10	8	—	9	—
Derivatives	5	(5)	—	—	—
Total	$—	$—	$(8)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of June 30, 2013, our sensitivity to changes in implied volatility was $(2) million, compared to none at December 31, 2012. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of June 30, 2013			As of December 31, 2012
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
4.7	-0.7	-0.5	2.4	0.8	-3.5

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of June 30, 2013, our duration gap was -0.5 months, compared to 0.4 months as of December 31, 2012.

As of June 30, 2013, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $334 million, and our market value of equity to book value of equity ratio was 110%. At December 31, 2012, our fair value surplus was $65 million and our market value of equity to book value of equity ratio was 102%. These improvements were primarily because spreads tightened for mortgages and consolidation obligation spreads widened. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed starting on page F-55 in our 2012 Form 10-K.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	June 30, 2013		December 31, 2012
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$54.2	$(185.0)	$115.2	$(185.0)
-100 bp	(9.7)	(77.5)	72.4	(77.5)
-50 bp	(8.8)	(30.0)	42.5	(30.0)
-25 bp	(5.7)	(15.0)	19.8	(15.0)
+25 bp	6.7	(30.0)	6.7	(30.0)
+50 bp	11.4	(60.0)	28.6	(60.0)
+100 bp	11.6	(155.0)	107.4	(155.0)
+200 bp	19.1	(370.0)	248.5	(370.0)

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
Defendants in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held less than 1% of the Bank's capital stock as of June 30, 2013.
In the Washington action, defendants filed a motion to dismiss on March 4, 2011, which was denied in its entirety on June 17, 2011. The action is proceeding in discovery. In the Illinois action, defendants filed motions to dismiss on May 27, 2011, oral argument was heard on the motions on June 5, 2012, and the court denied defendants' motions in their entirety on September 19, 2012. Sequoia Residential Funding, Inc. and its affiliates have filed with the Illinois appellate court a petition for leave to appeal the Cook County Circuit Court's denial of its motion to dismiss for lack of personal jurisdiction. This petition was denied. Certain defendants also filed with the Circuit Court a Motion to Certify Questions of Law for Interlocutory Appeal and to Stay Discovery. This petition was also denied. In the California action, defendants filed demurrers asserting statutes of limitations arguments on December 1, 2011, which were denied in their entirety on June 26, 2012. On August 31, 2012, defendants in the California action filed a second round of demurrers. Briefing on these issues is closed and oral argument on the motion is scheduled for August 2013.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective as of July 1, 2013[1]

10.1	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, effective January 1, 2013

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1 Filed with our Current Report on Form 8-K on May 30, 2013

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset-backed-securities.

AFS: Available-for-sale securities.

AHP: Affordable Housing Program.

AOCI: Accumulated Other Comprehensive Income.

Capital plan: The Federal Home Loan Bank of Chicago capital plan, as amended, effective July 1, 2013.

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
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted July 21, 2010.

Excess capital stock: Capital stock held by members in excess of their minimum investment requirement.

Fannie Mae: Federal National Mortgage Association.

FASB: Financial Accounting Standards Board.

FCM: Futures Commission Merchant.

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

OIS: Fed Funds Effective Swap Rate (or Overnight Index Swap Rate).

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 8, 2013	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 8, 2013	(Principal Financial Officer and Principal Accounting Officer)

S-1