Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Chicago
filed 2013-11-06
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

As of October 31, 2013, including mandatorily redeemable capital stock, registrant had 15,776,549 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$5,115	$3,564
Federal Funds sold	689	—
Securities purchased under agreements to resell	2,050	6,500
Investment securities -
Trading, $13 and $0 pledged	394	1,229
Available-for-sale	21,924	23,454
Held-to-maturity, $8,392 and $10,482 fair value	7,674	9,567
Total investment securities	29,992	34,250
Advances, $29 and $9 carried at fair value	14,843	14,530
MPF Loans held in portfolio, net of allowance for credit losses of $(32) and $(42)	8,191	10,432
Accrued interest receivable	92	116
Derivative assets	32	47
Software and equipment, net of accumulated amortization/depreciation of $(154) and $(157)	31	32
Other assets	85	113
Total assets	$61,120	$69,584
Liabilities
Deposits - Interest bearing	$561	$728
Deposits - Non-interest bearing	37	88
Total deposits	598	816
Consolidated obligations, net -
Discount notes, $75 and $0 carried at fair value	19,519	31,260
Bonds, $2,382 and $1,251 carried at fair value	35,840	32,569
Total consolidated obligations, net	55,359	63,829
Accrued interest payable	262	156
Mandatorily redeemable capital stock	5	6
Derivative liabilities	70	82
Affordable Housing Program assessment payable	86	78
Other liabilities	134	169
Subordinated notes	1,000	1,000
Total liabilities	57,514	66,136
Commitments and contingencies - Note 15
Capital
Class B1 Capital stock - putable $100 par value - 5 million and 1 million shares issued and outstanding	491	122
Class B2 Capital stock - putable $100 par value - 11 million and 15 million shares issued and outstanding	1,072	1,528
Total Capital stock	1,563	1,650
Retained earnings - unrestricted	1,824	1,584
Retained earnings - restricted	167	107
Total retained earnings	1,991	1,691
Accumulated other comprehensive income (loss)	52	107
Total capital	3,606	3,448
Total liabilities and capital	$61,120	$69,584

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income	$373	$466	$1,156	$1,476
Interest expense	254	326	826	1,039
Net interest income before provision for credit losses	119	140	330	437
Provision for (reversal of) credit losses	—	—	(2)	8
Net interest income	119	140	332	429

Non-interest gain (loss) on -
Total other-than-temporary impairment	—	—	—	(2)
Net non-credit portion reclassified to (from) statements of comprehensive income	—	—	—	(13)
Net other-than-temporary impairment (OTTI) charges, credit portion	—	—	—	(15)
Trading securities	(2)	(10)	(11)	(35)
Derivatives and hedging activities	(11)	(1)	19	2
Instruments held under fair value option	(2)	(6)	1	2
Early extinguishment of debt	1	—	1	—
Other, net	4	5	16	13
Total non-interest gain (loss)	(10)	(12)	26	(33)

Non-interest expense -
Compensation and benefits	16	14	44	45
Other operating expenses	8	9	28	25
FHFA	1	2	3	6
Office of Finance	1	—	3	2
Other community investment	—	—	(50)	—
Other	—	3	(2)	12
Total non-interest expense	26	28	26	90

Income before assessments	83	100	332	306

Affordable Housing Program assessment	8	10	28	31

Net income	$75	$90	$304	$275

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$75	$90	$304	$275

Other comprehensive income -
Net unrealized gain (loss) on available-for-sale securities	(13)	265	(450)	477
Net change in fair value non-credit OTTI on available-for-sale securities	—	10	8	15
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale securities	1	—	2	2
Non-credit OTTI on held-to-maturity securities -
Reclassification of net non-credit portion to (from) non-interest gain (loss)	—	—	—	13
Accretion of non-credit portion to HTM asset	15	18	46	55
Total non-credit OTTI on held-to-maturity securities	15	18	46	68
Net unrealized gain (loss) on cash flow hedges -
Unrealized gains (losses)	21	(33)	348	(91)
Reclassification of net realized (gains) losses to net interest income	(1)	(1)	(5)	—
Reclassification of net realized (gains) losses to non-interest gain (loss)	(1)	—	(4)	(2)
Total net unrealized gain (loss) on cash flow hedges	19	(34)	339	(93)
Post retirement plans - reclassification to net income	(1)	(1)	—	(1)
Total other comprehensive income (loss)	21	258	(55)	468

Total comprehensive income	$96	$348	$249	$743

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable				Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares [a]		Par Value		Unrestricted	Restricted	Total
Balance, December 31, 2011	24	[b]	$2,402	[b]	$1,289	$32	$1,321	$(431)	$3,292
Total comprehensive income					220	55	275	468	743
Proceeds from issuance of capital stock	1		144						144
Repurchases of capital stock	(8)		(790)						(790)
Capital stock reclassified to mandatorily redeemable capital stock	—		(54)						(54)
Cash dividends on capital stock (0.22% annualized)					(3)	—	(3)		(3)
Balance, September 30, 2012	17		$1,702		$1,506	$87	$1,593	$37	$3,332

Balance, December 31, 2012	16		$1,650		$1,584	$107	$1,691	$107	$3,448
Total comprehensive income					244	60	304	(55)	249
Proceeds from issuance of capital stock	2		224						224
Repurchases of capital stock	(1)		(253)						(253)
Capital stock reclassified to mandatorily redeemable capital stock	(1)		(58)						(58)
Cash dividends on capital stock (0.30% annualized)					(4)	—	(4)		(4)
Balance, September 30, 2013	16		$1,563		$1,824	$167	$1,991	$52	$3,606

[a]	Excludes outstanding shares reclassified to mandatorily redeemable capital stock.

[b]	On January 1, 2012 Capital Stock, shares and par value, were converted to B1 and B2 shares under our new capital plan.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Nine months ended September 30,	2013		2012
Operating	Net cash provided by (used in) operating activities	$702		$230
Investing	Net change Federal Funds sold	(689)		(998)
	Net change securities purchased under agreements to resell	4,450		(2,224)
	Advances -
	Principal collected	203,141		154,336
	Issued	(203,545)		(152,564)
	MPF Loans held in portfolio-
	Principal collected	2,303		2,841
	Purchases	(61)		(54)
	Trading securities -
	Sales	50		—
	Proceeds from maturities and paydowns	2,136		1,976
	Purchases	(1,364)		(1,648)
	Held-to-maturity securities-
	Short-term held-to-maturity securities, net	630	[a]	266	[a]
	Proceeds from maturities	1,364		1,542
	Purchases	(11)		(19)
	Available-for-sale securities -
	Proceeds from maturities and sales	843		1,093
	Proceeds from sale of foreclosed assets	75		53
	Capital expenditures for software and equipment	(9)		(6)
	Net cash provided by (used in) investing activities	9,313		4,594
Financing	Net change deposits	(218)		82
	Net change securities sold under agreements to repurchase	—		(400)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	526,897		354,372
	Bonds	14,397		37,532
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(538,635)		(352,547)
	Bonds	(10,760)		(44,082)
	Net proceeds (payments) on derivative contracts with financing element	(53)		(61)
	Proceeds from issuance of capital stock	224		144
	Repurchase or redemption of capital stock	(253)		(790)
	Redemptions of mandatorily redeemable capital stock	(59)		(48)
	Cash dividends paid	(4)		(3)
	Net cash provided by (used in) financing activities	(8,464)		(5,801)
	Net increase (decrease) in cash and due from banks	1,551		(977)
	Cash and due from banks at beginning of year	3,564		1,002
	Cash and due from banks at end of period	$5,115		$25
Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$58		$54
	Transfer of MPF Loans to real estate owned	63		76

[a]	Short-term held-to-maturity securities, net, consists of investment securities that have a maturity of less than 90 days when purchased.

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

In April of 2013, we received approval from the FHFA and our Board of Directors to implement the Community First TM Fund b, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports meeting economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. As a result, we reversed in the second quarter of 2013 the $50 million charge we previously recognized in the fourth quarter of 2011 through "Non-interest expense - Other community investment” in our Statement of Income. Since we already have paid our AHP assessment attributable to the $50 million charge in 2011, our AHP assessment for 2013 will be calculated on 10% of our current year's net earnings (income before assessments) less the $50 million reversal.

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
Asset Classification and Charge-off Provisions
On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned (“REO”), and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for REO (e.g., use of appraisals). We are in the process of determining the financial statement effects of implementing AB 2012-02 on our financial condition, results of operations, and cash flows. Subsequent to the issuance of AB 2012-02, the FHFA issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. The asset classification provisions in Advisory Bulletin 2012-02 should be implemented by January 1, 2014. The charge-off provisions have been extended and should be implemented no later than January 1, 2015. We intend to implement the charge-off provisions effective January 1, 2015 on a prospective basis.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income
Federal Funds sold	$1	$1	$2	$2
Securities purchased under agreements to resell	—	1	4	3
Interest bearing deposits	—	—	1	1

Investment securities -
Trading	2	12	11	43
Available-for-sale	145	160	442	486
Held-to-maturity	79	102	251	326
Total investment securities	226	274	704	855

Advances-
Advances interest income	37	46	107	140
Advance prepayment fees, net of fair value hedge adjustments of $10, $0, $10, and $(24)	17	19	30	54
Total Advances	54	65	137	194

MPF Loans held in portfolio, net	92	125	308	421

Total interest income	373	466	1,156	1,476

Interest expense
Consolidated obligations -
Discount notes	71	77	222	230
Bonds	170	235	562	766
Total consolidated obligations	241	312	784	996

Subordinated notes	13	14	42	43
Total interest expense	254	326	826	1,039

Net interest income before provision for credit losses	119	140	330	437
Provision for (reversal of) credit losses	—	—	(2)	8
Net interest income	$119	$140	$332	$429

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

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the Statements of Condition. We pledged $13 million of trading securities as collateral for our initial margin with derivative clearing organizations as of September 30, 2013. We did not pledge any investment securities as collateral as of December 31, 2012. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities:

As of	September 30, 2013	December 31, 2012
U.S. Government & other government related	$313	$1,106
MBS:
GSE residential	79	120
Government-guaranteed residential	2	3
Total MBS	81	123
Trading securities	$394	$1,229

At September 30, 2013, and 2012, we had net year-to-date unrealized gains (losses) of $(11) million and $(35) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Carrying Amount and Fair Value
As of September 30, 2013
U.S. Government & other government related	$575	$—	$32	$(1)	$606
FFELP ABS	6,539	—	447	(17)	6,969

MBS:
GSE residential	10,980	—	561	(33)	11,508
Government-guaranteed residential	2,634	—	134	—	2,768
Private-label residential	70	—	3	—	73
Total MBS	13,684	—	698	(33)	14,349
Total	$20,798	$—	$1,177	$(51)	$21,924

As of December 31, 2012
U.S. Government & other government related	$690	$—	$64	$—	$754
FFELP ABS	6,958	—	508	(13)	7,453

MBS:
GSE residential	11,402	—	880	(54)	12,228
Government-guaranteed residential	2,758	—	192	—	2,950
Private-label residential	78	(8)	—	(1)	69
Total MBS	14,238	(8)	1,072	(55)	15,247
Total	$21,886	$(8)	$1,644	$(68)	$23,454

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of September 30, 2013
U.S. Government & other government related	$1,759	$—	$1,759	$51	$(1)	$1,809
State or local housing agency	22	—	22	—	—	22

MBS:
GSE residential	3,363	—	3,363	208	—	3,571
Government-guaranteed residential	1,280	—	1,280	36	—	1,316
Private-label residential	1,585	(335)	1,250	426	(2)	1,674
Total MBS	6,228	(335)	5,893	670	(2)	6,561
Total	$8,009	$(335)	$7,674	$721	$(3)	$8,392

As of December 31, 2012
U.S. Government & other government related	$2,487	$—	$2,487	$139	$—	$2,626
State or local housing agency	24	—	24	—	—	24

MBS:
GSE residential	4,282	—	4,282	377	—	4,659
Government-guaranteed residential	1,340	—	1,340	57	—	1,397
Private-label residential	1,815	(381)	1,434	348	(6)	1,776
Total MBS	7,437	(381)	7,056	782	(6)	7,832
Total	$9,948	$(381)	$9,567	$921	$(6)	$10,482

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods less than 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions because we expect to recover the entire amortized cost basis, we do not intend to sell these securities, and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. In the tables below, in cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

Available-for-Sale Securities

	Less than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of September 30, 2013
U.S. Government & other government related	$40	$(1)	$—	$—		$40	$(1)
FFELP ABS	24	—	1,012	(17)		1,036	(17)

MBS:
GSE residential	67	—	3,324	(33)		3,391	(33)
Government-guaranteed residential	31	—	—	—		31	—
Private-label residential	—	—	25	—		25	—
Total MBS	98	—	3,349	(33)		3,447	(33)
Total	$162	$(1)	$4,361	$(50)		$4,523	$(51)

As of December 31, 2012
FFELP ABS	$—	$—	$1,079	$(13)		$1,079	$(13)

MBS:
GSE residential	40	—	3,540	(54)		3,580	(54)
Private-label residential	—	—	69	(9)	[a]	69	(9)	[a]
Total MBS	40	—	3,609	(63)		3,649	(63)
Total	$40	$—	$4,688	$(76)		$4,728	$(76)

[a]	Includes $45 million of gross unrealized/unrecognized recoveries in fair value at December 31, 2012.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2013
U.S. Government & other government related	$158	$(1)	$—	$—	$158	$(1)
State or local housing agency	10	—	—	—	10	—
MBS:
GSE residential	7	—	—	—	7	—
Private-label residential	26	—	1,558	(337)	1,584	(337)
Total MBS	33	—	1,558	(337)	1,591	(337)
Total	$201	$(1)	$1,558	$(337)	$1,759	$(338)

As of December 31, 2012
Private-label residential MBS Held-to-maturity	$—	$—	$1,640	$(387)	$1,640	$(387)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of September 30, 2013	Amortized Cost Basis	Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$152	$152
Due after one year through five years	65	69	60	60
Due after five years through ten years	78	84	442	460
Due after ten years	432	453	1,127	1,159
ABS and MBS without a single maturity date	20,223	21,318	5,893	6,561
Total securities	$20,798	$21,924	$7,674	$8,392

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

As of September 30, 2013, we developed a short-term housing price forecast with projected changes ranging from -5.0% to +8.0% over the twelve month period beginning July 1, 2013. For the vast majority of markets, the short-term forecast has changes ranging from -1.0% to +7.0%.  Thereafter, home prices were projected to recover using one of five different recovery paths.

The following table presents the projected home price recovery by future month.

As of September 30, 2013	Recovery Range Annualized %
Future months	Low	High
1 - 6 months	0.0%	3.0%
7 - 12 months	1.0%	4.0%
13 - 18 months	2.0%	4.0%
19 - 30 months	2.0%	5.0%
31 - 54 months	2.0%	6.0%
Thereafter	2.3%	5.6%

Based on these inputs and assumptions for the three months ended September 30, 2013, we had no OTTI charges. We also had no OTTI charges for the nine months ended September 30, 2013.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Unpaid Principal Balance, Amortized Cost, Carrying Amount, and Fair Value - OTTI Private-Label MBS

The table below presents private-label MBS that have incurred OTTI at some point in time since we acquired the security. Each private-label MBS presented below is classified as prime, subprime, or Alt-A. Such classification depends upon the nature of the majority of underlying mortgages collateralizing each private-label MBS based on the issuer's classification, or as published by a nationally recognized statistical rating organization (NRSRO), at the time of issuance of the MBS.  On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate.

As of September 30, 2013	Unpaid Principal Balance	Amortized Cost Basis	Non-Credit OTTI	Gross Unrealized Gains	Carrying Amount	Fair Value
OTTI AFS Securities- Private-label residential MBS:
Alt-A	$106	$69	—	$3	$72	$72
Total OTTI AFS securities	$106	$69	$—	$3	$72	$72
OTTI HTM Securities- Private-label residential MBS:
Prime	$1,197	$933	$(240)	$—	$693	$968
Subprime	747	472	(95)	—	377	527
Total OTTI HTM securities	$1,944	$1,405	$(335)	$—	$1,070	$1,495

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	September 30, 2013	December 31, 2012
Noncallable/nonputable	$12,112	$11,616
Callable	890	776
Putable	1,743	1,948
Total par value	14,745	14,340
Hedging adjustments	72	166
Other adjustments	26	24
Total advances	$14,843	$14,530

The following table presents our advances by redemption terms:

As of September 30, 2013	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$6,086	0.46%		$6,976	$7,823
One to two years	946	1.61%		896	944
Two to three years	1,585	3.05%		1,335	833
Three to four years	1,333	3.05%		1,175	903
Four to five years	3,971	1.00%	[a]	3,544	3,453
More than five years	824	2.99%		819	789
Total par value	$14,745	1.33%		$14,745	$14,745

[a]
Low weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which are at low current market rates of interest.

Credit Risk Concentration and Collateral Pledged

The following advance borrowers exceeded 10% of our total advances outstanding:

As of September 30, 2013	Par Value Outstanding	% of Total Outstanding
BMO Harris Bank, N.A.	$2,375	16%
The Northern Trust Company	1,685	11%
State Farm Bank, F.S.B	1,500	10%

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

The following table presents information on MPF Loans held in our portfolio by contractual maturity at the time of purchase. All are fixed-rate. Government is comprised of loans insured by the Federal Housing Administration (FHA) or the Department of Housing and Urban Development (HUD) and loans guaranteed by the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS). MPF Loans outstanding continue to decrease as a result of our ongoing strategy to not add MPF Loans to our balance sheet, except for loans being acquired under our affordable housing programs.

As of	September 30, 2013	December 31, 2012
Medium term (15 years or less)	$1,842	$2,557
Long term (greater than 15 years)	6,280	7,783
Total unpaid principal balance	8,122	10,340
Net premiums, credit enhancement and deferred loan fees	30	37
Hedging adjustments	71	97
Total before allowance for credit losses	8,223	10,474
Allowance for credit losses on MPF Loans	(32)	(42)
Total MPF Loans held in portfolio, net	$8,191	$10,432

Conventional mortgage loans	$6,380	$8,260
Government insured mortgage loans	1,742	2,080
Total unpaid principal balance	$8,122	$10,340

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

As of	September 30, 2013		December 31, 2012
Total Severity Rate	36.0%		38.0%
Credit Loss Severity Rate	20.0%		22.0%
Total estimated losses outstanding	$69		$88
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(18)	[a]	(23)	[a]
Our share of total losses	51		65
Less: non-credit losses	(23)		(27)
Credit losses	28		38
Plus: other estimated credit losses in the remaining portfolio	4		4
Allowance for credit losses on conventional MPF Loans	$32		$42

[a]
Represents aggregate of credit enhancements across all master commitments expected to be recovered. Credit enhancement from one master commitment may not be used to offset credit losses incurred by another master commitment.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Balance, beginning of period	$34	$48	$42	$45
Losses charged to the allowance	(2)	(4)	(8)	(9)
Provision for (reversal of) credit losses	—	—	(2)	8
Balance, end of period	$32	$44	$32	$44

The following table presents the recorded investment by impairment methodology.

As of	September 30, 2013	December 31, 2012
Specifically identified and individually evaluated for impairment	$25	$30
Homogeneous pools of loans and collectively evaluated for impairment	7	12
Allowance for credit losses on conventional MPF Loans	$32	$42

Individually evaluated for impairment - with an allowance	$217	$230
Collectively evaluated for impairment	6,280	8,190
Total recorded investment	$6,497	$8,420

Government MPF Loans Held for Portfolio

We invest in fixed-rate government MPF Loans which are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), and/or by the Department of Housing and Urban Development (HUD). The PFI provides and maintains insurance or a guaranty from these agencies, which includes ensuring compliance with all government agency requirements, and obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government MPF Loans. Any losses incurred on government MPF Loans that are not recovered from the issuer or guarantor are absorbed by the servicing PFI. Accordingly, our credit risk on government MPF Loans is limited to whether or not the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of the servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of the periods presented. Further, due to the government guarantee or insurance and the servicing PFIs ability to absorb losses, government MPF Loans are not placed on nonaccrual status or disclosed as troubled debt restructurings.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

		September 30, 2013			December 31, 2012
As of		Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days		$162	$106	$268	$180	$116	$296
Past due 60-89 days		48	29	77	59	42	101
Past due 90 days or more		211	165	376	254	208	462
Total past due		421	300	721	493	366	859
Total current		6,076	1,467	7,543	7,927	1,741	9,668
Total recorded investment		$6,497	$1,767	$8,264	$8,420	$2,107	$10,527
In process of foreclosure		$117	$52	$169	$149	$76	$225
Serious delinquency rate	[a]	3.26%	9.34%	4.56%	3.03%	9.86%	4.40%
Past due 90 days or more still accruing interest	[b]	$31	$165	$196	$67	$208	$275
On nonaccrual status		$221	$—	$221	$234	$—	$234

[a]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total recorded investment.

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

	September 30, 2013			December 31, 2012
As of	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Recorded investment in conventional MPF Loan TDRs	$15	$36	$51	$14	$3	$17

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the troubled debt restructurings we made on our conventional MPF Loans for the periods presented. These amounts represent both the pre- and post- modification recorded investment as of the date the troubled debt restructurings were consummated. Specifically, the modified terms do not fully take effect until after a three month trial period in which the borrower demonstrates an ability to pay under the modified terms during the trial period; however, we consider the conventional MPF Loan a troubled debt restructuring at the inception of the trial period. If the borrower fails to pay during the trial period, the payment terms revert back to the original agreement with the borrower. The pre- and post- modification amounts are the same as we did not record any write-offs either due to the forgiveness of principal or a direct write-off due to a confirmed loss. The following table also shows troubled debt restructurings from the previous 12 months that subsequently defaulted during the periods presented. A borrower is considered to have defaulted on a troubled debt restructuring if contractually due principal or interest payment is sixty days past due at any time during the past 12 months. The amount of nonperforming troubled debt restructurings are less than the amount that have subsequently defaulted either because a defaulted troubled debt restructuring subsequently became current or was transferred to REO.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
TDRs made during the periods	$8	$2	$27	$7
TDRs from the previous 12 months that subsequently defaulted during the periods	15	4	17	8

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either date.

	September 30, 2013			December 31, 2012
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans with an allowance	$217	$211	$25	$230	$224	$30

The following table summarizes the average recorded investment of impaired conventional MPF Loans and related interest recognized.

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Average Recorded Investment	$219	$210	$218	$207
Interest Income Recognized	—	3	—	7

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

In December of 2011, and as amended in January 2013, the FASB issued new disclosure requirements pertaining to offsetting (netting) of assets and liabilities. We adopted these new disclosure requirements retrospectively for all comparative periods presented effective January 1, 2013. The requirements require disclosure of both gross information and net information related to only derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing regardless of whether we offset these transactions in our statement of condition. A description of the rights of setoff related to these financial instruments, including the nature of those rights, also are required to be disclosed. Rights of offset only apply to our derivatives. We do not have any securities sold under agreements to repurchase, nor do we have any securities borrowing or lending transactions.

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

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $62 million of collateral at fair value to our derivatives counterparties at September 30, 2013.

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

We present our derivative assets and liabilities on a net basis in our statement of condition. The net amount includes cash collateral and related accrued interest in cases where we have a legal right of setoff, by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by applying against the debt an amount that our counterparty owes to us. In addition to the cash collateral as noted in the following table, we also posted as of September 30, 2013, $13 million of trading securities, of which $5 million can be sold or repledged, as part of our initial margin related to cleared derivative transactions. A right of setoff exists when all of the following conditions are met:

•We and our counterparty owe each other determinable amounts.
•We have the right to set off the amount owed with the amount owed by the other party.
•We intend to set off.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

•
Our right of setoff is enforceable at law. We have analyzed the enforceability of offsetting rights incorporated in our cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or our clearing agent, or both. Based on this analysis, we present a net derivative receivable or payable for all of our transactions through a particular clearing agent with a particular clearinghouse.

The table below presents:

•	Our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements for which offsetting is permissible under U.S. GAAP.

•
Our gross recognized amount of offsetting derivative assets and liabilities for derivative instruments with legal right of offset as well as derivative instruments (i.e., mortgage delivery commitments) without the legal right of offset. As of September 30, 2013, we held an immaterial amount of cleared derivative contracts.

	September 30, 2013				December 31, 2012
As of	Notional Amount	Derivative Assets		Derivative Liabilities	Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$30,042	$80		$1,728	$24,678	$103		$2,107
Total	30,042	80		1,728	24,678	103		2,107
Derivatives not in hedge accounting relationships-
Interest rate swaps	14,690	500		330	13,352	691		656
Interest rate swaptions	5,365	63		—	8,690	160		—
Interest rate caps or floors	1,163	154		—	1,913	223		—
Mortgage delivery commitments	440	6		6	992	15		15
Total	21,658	723		336	24,947	1,089		671
Total before adjustments	$51,700	803		2,064	$49,625	1,192		2,778
Netting adjustments excluding cash collateral		(756)		(756)		(1,120)		(1,120)
Exposure at fair value		47	[a]	1,308		72	[a]	1,658
Cash collateral and related accrued interest on the collateral		(15)		(1,238)		(25)		(1,576)
Derivative assets and liabilities		$32		$70		$47		$82

Gross recognized amount with legal right of offset		$797	[a]	$2,058		$1,177	[a]	$2,763
Gross amounts of netting adjustments and cash collateral		(771)		(1,994)		(1,145)		(2,696)
Net amounts after offsetting adjustments with legal right of offset		26		64		32		67
Derivatives and cash collateral without legal right of offset		6		6		15		15
Total derivatives recorded in Statements of Condition		32		70		47		82
Less: Noncash collateral received or pledged and not offset-
Cannot be sold or repledged		25		—		30		—
Net amount [b]		$7		$70		$17		$82

[a]	Includes derivative net accrued interest receivable of $11 million as of September 30, 2013, and $1 million as of December 31, 2012.
b Any over-collateralization received by or paid from us to an individual clearing member and/or at a counterparty arrangement level is not included in the determination of the net amount.  Specifically, any such over-collateralization amount received by us is not offset against another derivative asset counterparty exposure for which there is no legal right of offset, while any over-collateralization delivered by us is not offset against another derivative liability counterparty exposure for which there is no legal right of offset.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The tables below present the components of derivatives and hedging activities as presented in the statements of income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2013	2012	2013	2012
Fair value hedges -
Interest rate swaps	$2	$—	$13	$(3)
Other	—	—	—	1
Fair value hedges - ineffectiveness net gain (loss)	2	—	13	(2)
Cash flow hedges - ineffectiveness net gain (loss)	1	—	4	2
Economic hedges -
Interest rate swaps	(2)	(29)	62	(75)
Interest rate swaptions	(20)	6	(37)	24
Interest rate caps/floors	(7)	(2)	(65)	(11)
Mortgage delivery commitments	—	1	1	1
Net interest settlements	15	23	41	63
Economic hedges - net gain (loss)	(14)	(1)	2	2
Net gains (losses) on derivatives and hedging activities	$(11)	$(1)	$19	$2

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Total Ineffectiveness Gain (Loss) Recognized in Derivatives and Hedging Activities	Net Interest Settlements Classified in Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Three months ended September 30, 2013
Hedged item type -
Available-for-sale securities	$7	$(6)	$1	$(35)	$—
Advances	10	(9)	1	(16)	9
MPF Loans held for portfolio	—	—	—	—	(8)
Consolidated obligation bonds	37	(37)	—	62	(5)
Total	$54	$(52)	$2	$11	$(4)
Three months ended September 30, 2012
Hedged item type -
Available-for-sale securities	$(35)	$36	$1	$(33)	$—
Advances	(5)	6	1	(19)	—
MPF Loans held for portfolio	—	—	—	—	(12)
Consolidated obligation bonds	(4)	2	(2)	31	(6)
Total	$(44)	$44	$—	$(21)	$(18)
Nine months ended September 30, 2013
Hedged item type -
Available-for-sale investments	$241	$(233)	$8	$(104)	$—
Advances	108	(101)	7	(50)	7
MPF Loans held for portfolio	—	—	—	—	(27)
Consolidated obligation bonds	(379)	377	(2)	164	(18)
Total	$(30)	$43	$13	$10	$(38)
Nine months ended September 30, 2012
Hedged item type -
Available-for-sale investments	$(112)	$111	$(1)	$(98)	$—
Advances	(13)	20	7	(64)	(24)
MPF Loans held for portfolio	1	—	1	(2)	(39)
Consolidated obligation bonds	3	(12)	(9)	111	(22)
Total	$(121)	$119	$(2)	$(53)	$(85)

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

	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities	Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Change in OCI	Net Interest Settlements Classified in Net Interest Income [a]
Three months ended September 30, 2013
Advances - interest rate floors	$3	$—	$3	$—	$(3)	$—
Discount notes - interest rate caps	—	—	—	—	—	—
Discount notes - interest rate swaps	(1)	1	—	21	21	(66)
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$1	$1	$2	$21	$19	$(66)
Three months ended September 30, 2012
Advances - interest rate floors	$3	$—	$3	$—	$(3)	$—
Discount notes - interest rate caps	(1)	—	(1)	—	1	—
Discount notes - interest rate swaps	—	—	—	(33)	(33)	(67)
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$1	$—	$1	$(33)	$(34)	$(67)
Nine months ended September 30, 2013
Advances - interest rate floors	$10	$—	$10	$—	$(10)	$—
Discount notes - interest rate caps	(1)	—	(1)	—	1	—
Discount notes - interest rate swaps	(2)	4	2	348	346	(200)
Bonds - interest rate swaps	(2)	—	(2)	—	2	—
Total	$5	$4	$9	$348	$339	$(200)
Nine months ended September 30, 2012
Advances - interest rate floors	$11	$—	$11	$—	$(11)	$—
Discount notes - interest rate caps	(5)	—	(5)	—	5	—
Discount notes - interest rate swaps	(2)	2	—	(91)	(91)	(202)
Bonds - interest rate swaps	(4)	—	(4)	—	4	—
Total	$—	$2	$2	$(91)	$(93)	$(202)

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of     derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $9 million as of September 30, 2013. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 7 years.

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

As of September 30, 2013	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$7,185	2.97%	$26,217
One to two years	2,077	2.41%	2,612
Two to three years	3,868	3.42%	3,278
Three to four years	2,985	2.85%	1,575
Four to five years	6,071	1.72%	1,226
Thereafter	14,094	2.11%	1,372
Total par value	$36,280	2.43%	$36,280

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2013	December 31, 2012
Carrying Amount	$19,519	$31,260
Par Value	19,521	31,269
Weighted Average Interest Rate	0.05%	0.13%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	September 30, 2013	December 31, 2012
Noncallable	$15,433	$19,179
Callable	20,847	13,480
Total par value	36,280	32,659
Bond premiums (discounts), net	21	13
Hedging adjustments	(463)	(104)
Fair value option adjustments	2	1
Total consolidated obligation bonds	$35,840	$32,569

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

Under our capital plan, the Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2.0% and 6.0% of a member's outstanding advances. On October 8, 2013, we announced that our Board has implemented this provision through a Reduced Capitalization Advance Program (RCAP) that allows members to borrow one or more advances with an activity stock requirement of only 2.0% for the life of the advance instead of the 5.0% requirement under the capital plan’s general provisions, if the new advances represent an incremental increase in a member’s overall level of advances. Each member's activity stock requirement remains at 5.0% for non-RCAP advances.

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

We repurchased excess capital stock totaling $189 million as part of our quarterly repurchase opportunities in February and May, as discussed in Note 14 - Regulatory Actions to the financial statements in our 2012 Form 10-K. Effective May 28, 2013, we announced completion of our quarterly excess capital stock repurchases program initiated in 2012 and our current practice of repurchasing excess capital stock held by members within three business days of receiving a repurchase request, subject to regulatory requirements and prudent business practices. During the third quarter, all capital stock repurchases were made within three business days of receipt of the requests.

Minimum Capital Requirements

For details on our minimum capital requirements, see Minimum Capital Requirements after Conversion to New Capital Structure on page F-55 of our 2012 Form 10-K. We complied with our minimum regulatory capital requirements as shown below:

	September 30, 2013		December 31, 2012
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,489	$3,559	$1,545	$3,347
Total regulatory capital	$2,445	$3,559	$2,783	$3,347
Total regulatory capital ratio	4.00%	5.82%	4.00%	4.81%
Leverage capital	$3,056	$5,339	$3,479	$5,021
Leverage capital ratio	5.00%	8.73%	5.00%	7.22%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Total regulatory capital and leverage capital do not include accumulated other comprehensive income (loss). Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Capital Concentration

As of September 30, 2013, BMO Harris Bank, N.A. held $170 million, or 11%, of our total capital stock outstanding. No other members had capital stock exceeding 10%.

Mandatorily Redeemable Capital Stock

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS) in our Statements of Condition under conditions as further described in Mandatorily Redeemable Capital Stock on page F-56 in our 2012 Form 10-K.

Note 13 - Accumulated Other Comprehensive Income (Loss)

AOCI Reclassification Disclosures
In February of 2012, the FASB amended existing accounting guidance to enhance the transparency of reporting amounts reclassified out of AOCI into net income. We adopted this amended guidance on a prospective basis effective January 1, 2013. The effects on the line items of net income of significant amounts reclassified out of AOCI in their entirety within the same reporting period are presented below for the nine month period ending September 30, 2013. The amounts for the three month period ending September 30, 2013 were not material. Additionally, cross-references to other disclosures currently required for other reclassification items that are not required to be reclassified directly to net income in their entirety in the same reporting period also are presented below. The amendments do not change the current requirements for reporting net income or other comprehensive income. As a result, the amendments did not have any effect on our operating activities or financial statements at the time of adoption.
The following table summarizes the income (loss) in AOCI for the periods indicated:

	Available-for-sale		Held-to-maturity
	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
For the nine months ended September 30, 2012
Beginning balance	$1,113	$(26)	$(5)	$(466)	$(1,049)	$2	$(431)
Net change in the period	477	15	2	68	(93)	(1)	468
Ending balance	$1,590	$(11)	$(3)	$(398)	$(1,142)	$1	$37

For the nine months ended September 30, 2013
Beginning balance	$1,576	$(8)	$(3)	$(381)	$(1,078)	$1	$107
Change in the period before reclassifications to net income	(450)	8	—	46	348	—	(48)
Period amounts reclassified to:
Net interest income	—	—	2	—	(5)	—	(3)
Non-interest gain (loss)	—	—	—	—	(4)	—	(4)
Net change in the period	(450)	8	2	46	339	—	(55)
Ending balance	$1,126	$—	$(1)	$(335)	$(739)	$1	$52

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

Financial instruments carried at fair value in our statements of condition using Level 3 inputs were immaterial at September 30, 2013.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Estimates for Financial Instruments

The tables below are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition under the indicated captions. These tables do not represent an estimate of the overall market value of us as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.  The tables below are presented in the following order:

•	Fair values of financial instruments.

•	Financial instruments carried at fair value on a recurring basis on our statements of condition.

•	Assets carried at fair value on a nonrecurring basis on our statements of condition.

			Fair Value Hierarchy
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Financial Assets-
Cash and due from banks	$5,115	$5,115	$5,115	$—	$—
Federal Funds sold	689	689	—	689	—
Securities purchased under agreements to resell	2,050	2,050	—	2,050	—
Held-to-maturity securities	7,674	8,392	—	6,718	1,674
Advances	14,843	14,975	—	14,975	—
MPF Loans held in portfolio, net	8,191	8,776	—	8,576	200
Accrued interest receivable	92	92	—	92	—
Financial Liabilities-
Deposits	$(598)	$(598)	$—	$(598)	$—
Consolidated obligation discount notes	(19,519)	(19,519)	—	(19,519)	—
Consolidated obligation bonds	(35,840)	(36,744)	—	(36,675)	(69)	[a]
Accrued interest payable	(262)	(262)	—	(262)	—
Mandatorily redeemable capital stock	(5)	(5)	(5)	—	—
Subordinated notes	(1,000)	(1,125)	—	(1,125)	—

December 31, 2012
Financial Assets-
Cash and due from banks	$3,564	$3,564	$3,564	$—	$—
Securities purchased under agreements to resell	6,500	6,500	—	6,500	—
Held-to-maturity securities	9,567	10,482	—	8,706	1,776
Advances	14,530	14,802	—	14,802	—
MPF Loans held in portfolio, net	10,432	11,227	—	11,015	212
Accrued interest receivable	116	116	—	116	—
Financial Liabilities-
Deposits	$(816)	$(816)	$—	$(816)	$—
Consolidated obligation discount notes	(31,260)	(31,262)	—	(31,262)	—
Consolidated obligation bonds	(32,569)	(34,323)	—	(34,241)	(82)	[a]
Accrued interest payable	(156)	(156)	—	(156)	—
Mandatorily redeemable capital stock	(6)	(6)	(6)	—	—
Subordinated notes	(1,000)	(1,162)	—	(1,162)	—

[a]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Financial Instruments Measured at Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition on a recurring basis. We had no level 1 instruments for either period presented.

As of September 30, 2013	Level 2		Level 3		Netting Adjustment	[a]	Total
Financial assets -
Trading securities:
U.S. Government & other government related	$313		$—		$—		$313
GSE residential MBS	79		—		—		79
Governmental-guaranteed residential MBS	2		—		—		2
Total Trading Securities	394		—		—		394
AFS securities:
U.S. Government & other government related	606		—		—		606
FFELP ABS	6,969		—		—		6,969
GSE residential MBS	11,508		—		—		11,508
Government-guaranteed residential MBS	2,768		—		—		2,768
Private-label residential MBS	—		73		—		73
Total AFS Securities	21,851		73		—		21,924
Advances	29		—		—		29
Derivative assets	783	[b]	19	[b]	(770)		32
Total financial assets at fair value	$23,057		$92		$(770)		$22,379
Level 3 as a percent of total assets at fair value			0.4%

Financial liabilities -
Consolidated obligation discount notes	$(75)		$—		$—		$(75)
Consolidated obligation bonds	(2,382)		(69)	[c]	—		(2,451)
Derivative liabilities	(2,064)	[b]	—		1,994		(70)
Total financial liabilities at fair value	$(4,521)		$(69)		$1,994		$(2,596)
Level 3 as a percent of total liabilities at fair value			2.7%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2012	Level 2		Level 3		Netting Adjustment [a]	Total
Financial assets -
Trading securities:
U.S. Government & other government related	$1,106		$—		$—	$1,106
GSE residential MBS	120		—		—	120
Governmental-guaranteed residential MBS	3		—		—	3
Total Trading Securities	1,229		—		—	1,229
AFS securities:
U.S. Government & other government related	754		—		—	754
FFELP ABS	7,453		—		—	7,453
GSE residential MBS	12,228		—		—	12,228
Government-guaranteed residential MBS	2,950		—		—	2,950
Private-label residential MBS	—		69		—	69
Total AFS Securities	23,385		69		—	23,454
Advances	9		—		—	9
Derivative assets	1,160	[b]	32	[b]	(1,145)	47
Total financial assets at fair value	$25,783		$101		$(1,145)	$24,739
Level 3 as a percent of total assets at fair value			0.4%

Financial liabilities -
Consolidated obligation bonds	(1,251)		(82)	[c]	—	(1,333)
Derivative liabilities	(2,778)	[b]	—		2,696	(82)
Total financial liabilities at fair value	$(4,029)		$(82)		$2,696	$(1,415)
Level 3 as a percent of total liabilities at fair value			5.8%

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

	Level 3 Assets/Liabilities
	Available-For-Sale Private-Label MBS	Derivative Assets Interest-Rate Related	Consolidated Obligation Bonds
For the nine months ended September 30, 2013
Balance at beginning of period	$69	$32	$(82)
Gains (losses) realized and unrealized:
Recorded in earnings in interest income	2	—	—
Recorded in net unrealized gain/loss on AFS in OCI	3	—	—
Change in fair value recorded in OCI - Non-credit OTTI on AFS securities	8	—	—
Change in fair value recorded in earnings - Derivatives and hedging activities	—	(13)	13
Paydowns and settlements	(9)	—	—
Balance at end of period	$73	$19	$(69)
Total unrealized gains (losses) recorded in earnings (derivatives and hedging activities) and attributable to instruments still held at period end	$2	$—	$13

For the nine months ended September 30, 2012
Balance at beginning of period	$63	$37	$(87)
Gains (losses) realized and unrealized:
Change in fair value recorded in OCI - Non-credit OTTI on AFS securities	16	—	—
Change in fair value recorded in earnings - Derivatives and hedging activities	—	(5)	5
Paydowns and settlements	(10)	—	—
Balance at end of period	$69	$32	$(82)
Total unrealized gains (losses) recorded in earnings (derivatives and hedging activities) and attributable to instruments still held at period end	$—	$(5)	$5

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

	September 30, 2013	December 31, 2012
	Level 3	Level 3
Impaired MPF Loans	$200	$212
Real estate owned	10	18
Total non-recurring assets	$210	$230

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

Under the fair value option, fair value is used for both the initial and subsequent measurement of the designated assets and liabilities, with the changes in fair value recognized in non-interest gain (loss). Interest on financial assets or liabilities carried at fair value is recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest gain (loss) or other non-interest expense.

The following tables summarize the activity related to financial assets and liabilities for which we elected the fair value option:

	September 30, 2013			September 30, 2012
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$29	$(2,548)	$(75)	$9	$(7,017)	$(4,135)
New transactions elected for fair value option	—	(330)	—	—	(6,300)	—
Maturities and extinguishments (if any)	—	500	—	—	12,465	1,878
Net gain (loss) on instruments held at fair value	—	(2)	—	—	(6)	—
Change in accrued interest and other	—	(2)	—	—	3	(1)
Balance end of period	$29	$(2,382)	$(75)	$9	$(855)	$(2,258)
For the nine months ended
Balance beginning of period	$9	$(1,251)	$—	$9	$(2,631)	$(11,466)
New transactions elected for fair value option	20	(2,880)	(75)	—	(15,190)	—
Maturities and extinguishments (if any)	—	1,750	—	—	16,965	9,214
Net gain (loss) on instruments held at fair value	—	1	—	—	—	2
Change in accrued interest and other	—	(2)	—	—	1	(8)
Balance end of period	$29	$(2,382)	$(75)	$9	$(855)	$(2,258)
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

	September 30, 2013			December 31, 2012
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$29	$29	$—	$9	$9	$—
Consolidated obligation discount notes	75	75	—	—	—	—
Consolidated obligation bonds	2,380	2,382	2	1,250	1,251	1

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

As of	September 30, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Unsettled consolidated obligation bonds	$30	$—	$30	$175	$—	$175
Member standby letters of credit	1,111	916	2,027	689	725	1,414
Housing authority standby bond purchase agreements	120	212	332	50	382	432
MPF Program mortgage purchase commitments	222	—	222	497	—	497
Unresolved repurchasable loans and indemnifications to Fannie Mae for MPF Xtra loans [a]	60	—	60	39	—	39
Advance commitments	140	122	262	—	285	285
Commitments	$1,683	$1,250	$2,933	$1,450	$1,392	$2,842

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

Members

The table below summarizes balances we had with our members as defined above as related parties (including their affiliates). Members represented in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership.

	September 30, 2013	December 31, 2012
Assets - Advances	$2,496	$2,500
Liabilities - Deposits	28	106
Equity - Capital Stock	188	239

Other FHLBs

Material amounts of transactions with other FHLBs, if any, are parenthetically identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Selected statements of condition data
Total investments [a]	$32,731	$37,398	$40,138	$40,750	$41,301
Advances	14,843	16,663	14,403	14,530	13,531
MPF Loans held in portfolio, gross	8,223	8,904	9,693	10,474	11,310
Less: allowance for credit losses	(32)	(34)	(40)	(42)	(44)
Total assets	61,120	63,502	64,922	69,584	66,444
Consolidated obligations -
Discount notes	19,519	21,583	24,292	31,260	27,231
Bonds	35,840	36,239	34,751	32,569	33,366
Total consolidated obligations, net	55,359	57,822	59,043	63,829	60,597
Mandatorily redeemable capital stock	5	3	4	6	10
Capital stock	1,563	1,540	1,549	1,650	1,702
Total retained earnings	1,991	1,917	1,770	1,691	1,593
Accumulated other comprehensive income (loss)	52	31	130	107	37
Total capital	3,606	3,488	3,449	3,448	3,332
Other selected data at period end
MPF Xtra loan volume funded - total system	$912	$1,436	$1,691	$2,410	$2,027
MPF Xtra loan volume funded - Chicago PFIs	405	714	834	1,200	1,044
MPF Xtra loans outstanding [b]	13,677	13,219	12,301	11,348	9,861
Regulatory capital to assets ratio	5.82%	5.45%	5.12%	4.81%	4.97%
Market value of equity to book value of equity	111%	110%	106%	102%	103%
All FHLBs consolidated obligations outstanding (par)	$720,725	$704,504	$665,975	$687,902	$674,487
Number of members	751	750	758	762	764
Total employees (full and part time)	353	350	336	329	318
Total investments as a percent of total assets	54%	59%	62%	59%	62%
Advances as a percent of total assets	24%	26%	22%	21%	20%
MPF Loans as a percent of total assets	13%	14%	15%	15%	17%
Selected statements of income data
Net interest income before provision for credit losses	$119	$98	$113	$135	$140
Provision for (reversal of) credit losses	—	(2)	—	1	—
OTTI (loss), credit portion	—	—	—	—	—
Other non-interest gain (loss) excluding OTTI	(10)	35	1	(2)	(12)
Non-interest expense	26	(25)	25	21	28
Net income	75	149	80	100	90
Cash dividends	1	2	1	2	1
Selected annualized ratios and data
Return on average assets - Quarter	0.50%	0.90%	0.46%	0.59%	0.53%
Return on average assets - Year-to-date	0.62%	0.68%	0.46%	0.54%	0.52%
Return on average equity - Quarter	8.51%	16.77%	9.36%	12.43%	14.25%
Return on average equity - Year-to-date	11.58%	13.14%	9.36%	12.90%	13.08%
Average equity to average assets	5.87%	5.35%	4.96%	4.74%	3.71%
Non-interest expense to average assets	0.17%	0.15%	0.15%	0.12%	0.16%
Net yield on average interest-earning assets	0.81%	0.60%	0.67%	0.81%	0.84%
Return on average Regulatory Capital spread to three month LIBOR index	8.20%	17.10%	9.50%	11.67%	10.34%
Dividend payout ratio	1.33%	1.34%	1.57%	1.56%	1.59%

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

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

•
the extent to which amendments to our capital plan, including our ability to reduce capital stock requirements for certain future advance borrowings, and our ability to continue to pay enhanced dividends on our activity-based stock, impact borrowing by our members;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2013 Financial Highlights

•
We recorded net income of $75 million for the third quarter of 2013, compared to $149 million in the second quarter of 2013. Interest income and interest expense are down from one year ago due to the combination of lower interest rates and the continued run-off of our MPF Loan and investment portfolios, along with the debt used to fund those portfolios. Other non-interest gain (loss) was a loss of $10 million in the third quarter of 2013 compared to a gain of $35 million in the second quarter of 2013, due primarily to losses on derivatives and hedging activities as volatility declined, thus reducing the fair value of the optionality within our hedging portfolio.

•
Total assets were $61.1 billion at September 30, 2013, down from $63.5 billion at June 30, 2013, and down more from $69.6 billion at December 31, 2012. Advances outstanding at September 30, 2013, were $14.8 billion, compared to $16.7 billion at June 30, 2013, as high deposit balances at member institutions continue to dampen their appetites for advances.

•
MPF Loans held in portfolio declined to $8.2 billion at September 30, from $8.9 billion at June 30, 2013, and $10.4 billion at December 31, 2012. Since our decision in 2008 to stop adding MPF Loans to our balance sheet, the MPF outstanding loan balance has steadily declined. However, the MPF Xtra product, where home loans are aggregated and sold to Fannie Mae, continues to be popular. In the third quarter of 2013, MPF Xtra loan volume for the program overall was $912 million compared to $1.4 billion in the second quarter of 2013. MPF Xtra loan volume for our PFIs alone was $405 million during the quarter. In other MPF developments, the FHLB of San Francisco re-joined the MPF Program in October, the third FHLB to join the MPF Program this year. We believe this interest demonstrates the value of the MPF Program to provide community lenders across the country with access to the secondary market.

•	Total investment securities were $30.0 billion, down $4.3 billion from $34.3 billion at the end of 2012. We are restricted from purchasing new longer-term investments at this time.

•
Retained earnings continued to grow as a result of our strong net income; at September 30, 2013, we recorded a record-high $2.0 billion in retained earnings-up $74 million from June 30, 2013, and $300 million from December 31, 2012.

•	We remained in compliance with all of our regulatory capital requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Summary and Outlook

In the third quarter, we introduced two important member-focused initiatives that we believe will provide our members with long-term benefits:

•
Reduced Capitalization Advance Program (RCAP), designed to lower members’ cost of borrowing. We now have the ability to reduce capital stock requirements for certain future advance offerings through RCAP. The first RCAP will run from October 29, 2013, to December 31, 2013. During this time, members have the opportunity to borrow new advances that have an activity stock requirement of only 2% for the life of the advance instead of the 5% requirement under the capital plan’s general provisions. We plan to make $10 billion in advances available during the first RCAP; they will be processed on a first-come, first-served basis, until the $10 billion is exhausted.

•
Government Mortgage-Backed Securities (MBS), which will provide members with greater access to the secondary mortgage market and, we believe, better pricing. In September, we announced plans to issue securities guaranteed by Ginnie Mae and backed by mortgages originated by member financial institutions in our MPF Program. The new conduit product is called “Government Mortgage-Backed Securities (MBS).” We will provide additional information about this product as it becomes available.

In addition to these initiatives, we also made progress this quarter on developing the Community First Fund, a $50 million revolving loan fund designed to support affordable housing and economic development in Illinois and Wisconsin. We narrowed the number of potential partner community organizations and are evaluating proposals. We currently plan to make our first commitment by the end of this year and plan to continue making commitments on a rolling basis until the $50 million is exhausted.

We continue to use a considerable portion of the earnings resulting from the investments we used to transition our primary business to advances and to realize the goal of repurchasing all excess stock that our members wished to sell and to build our retained earnings, which has reached $2.0 billion. Subject to our performance in the future, we plan to continue to build retained earnings to benefit our members in three important ways. First and foremost, we are positioning the Bank to assure members that we will always be ready and available to support their short-term financing needs, in all economic scenarios. Second, we are building a layer of protection for members’ stock investment in the Bank to maintain its liquidity. Finally, as we are demonstrating through the RCAP program discussed above, we are exploring ways to provide members with greater leverage to borrow from the Bank. All of this is made possible through the growth of retained earnings.

On October 22, 2013, our Board of Directors declared a cash dividend at an annualized rate of 1.30% per share of Class B1 activity capital stock and 0.30% per share of Class B2 membership capital stock, based on the Bank’s preliminary financial results for the third quarter of 2013. This is the first time that we have paid an enhanced dividend on Class B1 activity stock, which will effectively lower members’ cost of borrowing from the Bank and represents another way to provide increased value to our members.

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

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	September 30, 2013			September 30, 2012			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and/or deposit income	$6,469	$1	0.06%	$6,397	$2	0.13%	$—	$(1)	$(1)
Investment securities	28,868	226	3.13%	35,054	274	3.13%	(48)	—	(48)
Advances	15,284	54	1.41%	14,066	65	1.85%	6	(17)	(11)
MPF Loans held in portfolio	8,374	92	4.39%	11,514	125	4.34%	(34)	1	(33)
Total Interest Income on Assets	58,995	373	2.53%	67,031	466	2.78%	(76)	(17)	(93)
Consolidated obligation discount notes	17,805	71	1.60%	25,779	77	1.19%	(24)	18	(6)
Consolidated obligation bonds	37,099	170	1.83%	37,430	235	2.51%	(2)	(63)	(65)
Subordinated notes	1,000	13	5.20%	1,000	14	5.60%	—	(1)	(1)
Total Interest Expense on Liabilities	55,904	254	1.82%	64,209	326	2.03%	(26)	(46)	(72)
Net yield on interest-earning assets	$58,995	$119	0.81%	$67,031	$140	0.84%	$(50)	$29	$(21)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	September 30, 2013			September 30, 2012			Increase (decrease) due to
For the nine months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and/or deposit income	$9,538	$7	0.10%	$5,652	$6	0.14%	$4	$(3)	$1
Investment securities	30,136	704	3.11%	35,785	855	3.19%	(135)	(16)	(151)
Advances	14,873	137	1.23%	14,784	194	1.75%	1	(58)	(57)
MPF Loans held in portfolio	9,099	308	4.51%	12,421	421	4.52%	(113)	—	(113)
Total Interest Income on Assets	63,646	1,156	2.42%	68,642	1,476	2.87%	(243)	(77)	(320)
Consolidated obligation discount notes	23,955	222	1.23%	25,793	230	1.19%	(16)	8	(8)
Consolidated obligation bonds	35,642	562	2.10%	38,777	766	2.63%	(62)	(142)	(204)
Subordinated notes	1,000	42	5.60%	1,000	43	5.73%	—	(1)	(1)
Total Interest Expense on Liabilities	60,597	826	1.82%	65,570	1,039	2.11%	(78)	(135)	(213)
Net yield on interest-earning assets	$63,646	$330	0.69%	$68,642	$437	0.85%	$(165)	$58	$(107)

Net interest income changed mainly due to the following:

•
Investment income declined primarily due to the decline in average investment balances as securities matured or paid down. These proceeds were primarily used to pay down consolidated obligations as well as to redeem our capital stock. Yields on investment securities also declined as a result of purchasing shorter-term, lower yielding securities. The FHFA required, and our Board has passed, a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion, see Investments on page 12 in our 2012 Form 10-K. We expect our investment portfolio to continue to decline over time as a result of this limitation.

•
Interest income from advances decreased compared to the prior year primarily due to the decline in average yield on advances, largely due to a decline in advance prepayment fees in 2013 as detailed in Note 4 - Interest Income and Interest Expense to the financial statements. Throughout 2012, we recognized higher prepayment fee income as many members elected to restructure their outstanding advances to take advantage of the extended low interest rate environment. The majority of these restructured advances were treated as new advances for accounting purposes and therefore, the related prepayment fees were immediately recognized as prepayment fee income in the period of termination.

•
Interest income from MPF Loans continued to decline as expected due to the decreased volume of MPF Loans outstanding, a result of our ongoing strategy not to add MPF Loans to our balance sheet. We expect these trends to continue. Although market mortgage rates have begun to climb in 2013, we are not adding a material amount of new loans to our portfolio and so we will not benefit from this increase in rates, but this may slow the rate of prepayments in our portfolio.

•
The decline in interest income was partially offset by the reduction in interest expense on our consolidated obligations, primarily in longer termed bonds. This reduction resulted as the overall level of debt outstanding declined, along with the average interest rates being charged on the debt. During 2013 older and higher cost consolidated obligation bonds continued to mature and we were able to replace them with newly issued bonds at lower rates.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months		Nine months
For the periods ended September 30,	2013	2012	2013	2012
Net other-than-temporary impairment (OTTI) charges, credit portion	$—	$—	$—	$(15)
Trading securities	(2)	(10)	(11)	(35)
Derivatives and hedging activities	(11)	(1)	19	2
Instruments held under fair value option	(2)	(6)	1	2
Early extinguishment of debt	1	—	1	—
Other, net	4	5	16	13
Total non-interest gain (loss)	$(10)	$(12)	$26	$(33)

OTTI impairment charges, credit portion

As the economic conditions, and thus the significant inputs used to value our securities, have stabilized, we have not recorded additional OTTI in 2013 to date. Although we actively monitor the credit quality of our MBS, it is not possible to predict whether we will have additional OTTI charges in the future. Future changes will depend on many factors including economic, financial market, and housing market conditions; and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans continue to increase, and/or there is a further decline in residential real estate values, we could experience reduced yields or additional losses on these investment securities. Further, increases in the time period for processing foreclosures and foreclosure delays by several major mortgage servicers may result in loss severities beyond current expectations. See Critical Accounting Estimates on page 57 for a discussion on the sensitivity of OTTI to significant inputs based on an adverse case scenario.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option

Details on the impact of these items, which include hedge ineffectiveness and economic hedge activity, are detailed in the following tables.

				Consolidated Obligation
	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended September 30, 2013
Amortization/accretion of fair value hedges	$9	$—	$(8)	$—	$(5)	$(4)
Amortization/accretion of cash flow hedges	3	—	—	(1)	(1)	1
Total amortization/accretion	12	—	(8)	(1)	(6)	(3)
Net interest settlements fair value hedges	(16)	(35)	—	—	62	11
Net interest settlements cash flow hedges	—	—	—	(66)	—	(66)
Total net interest settlements [a]	(16)	(35)	—	(66)	62	(55)
Total hedging activities recorded in net interest income	(4)	(35)	(8)	(67)	56	(58)
Fair value hedges	1	1	—	—	—	2
Cash flow hedges	—	—	—	1	—	1
Economic hedges	—	—	(14)	—	—	(14)
Total gains (losses) recorded in derivatives & hedging activities	1	1	(14)	1	—	(11)
Other derivative related amounts recorded in non-interest gain (loss)
Trading securities - hedged	—	(1)	—	—	—	(1)
Instruments held under fair value option	—	—	—	—	(2)	(2)
Total net effect gain (loss) of hedging activities	$(3)	$(35)	$(22)	$(66)	$54	$(72)
Trading securities - unhedged		(1)				(1)
Total trading securities		$(2)				$(2)

Three months ended September 30, 2012
Amortization/accretion of hedging activities	$3	$—	$(12)	$(1)	$(7)	$(17)
Net interest settlements [a]	(19)	(33)	—	(67)	31	(88)
Total hedging activities recorded in net interest income	(16)	(33)	(12)	(68)	24	(105)
Fair value hedges	2	1	—	—	(3)	—
Cash flow hedges	—	—	—	—	—	—
Economic hedges	—	—	(6)	1	4	(1)
Total gains (losses) recorded in derivatives & hedging activities	2	1	(6)	1	1	(1)
Other derivative related amounts recorded in non-interest gain (loss)
Trading securities - hedged	—	(8)	—	—	—	(8)
Instruments held under fair value option	—	—	—	—	(6)	(6)
Total net effect gain (loss) of hedging activities	$(14)	$(40)	$(18)	$(67)	$19	$(120)
Trading securities - unhedged		(2)				(2)
Total trading securities		$(10)				$(10)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

				Consolidated Obligation
	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Nine months ended September 30, 2013
Amortization/accretion of fair value hedges	$7	$—	$(27)	$—	$(18)	$(38)
Amortization/accretion of cash flow hedges	10	—	—	(3)	(2)	5
Total amortization/accretion	$17	$—	$(27)	$(3)	$(20)	$(33)
Net interest settlements fair value hedges	(50)	(104)	—	—	164	10
Net interest settlements cash flow hedges	—	—	—	(200)	—	(200)
Total net interest settlements [a]	(50)	(104)	—	(200)	164	(190)
Total hedging activities recorded in net interest income	(33)	(104)	(27)	(203)	144	(223)
Fair value hedges	7	8	—	—	(2)	13
Cash flow hedges	—	—	—	4	—	4
Economic hedges	—	—	2	—	—	2
Total gains (losses) recorded in derivatives & hedging activities	7	8	2	4	(2)	19
Other derivative related amounts recorded in non-interest gain (loss)
Trading securities - hedged	—	(5)	—	—	—	(5)
Instruments held under fair value option	—	—	—	—	1	1
Total net effect gain (loss) of hedging activities	$(26)	$(101)	$(25)	$(199)	$143	$(208)
Trading securities - unhedged		(6)				(6)
Total trading securities		$(11)				$(11)

Nine months ended September 30, 2012
Amortization/accretion of hedging activities	$(13)	$—	$(39)	$(7)	$(26)	$(85)
Net interest settlements [a]	(64)	(98)	(2)	(202)	111	(255)
Total hedging activities recorded in net interest income	(77)	(98)	(41)	(209)	85	(340)
Fair value hedges	7	(1)	1	—	(9)	(2)
Cash flow hedges	—	—	—	2	—	2
Economic hedges	—	—	(13)	7	8	2
Total gains (losses) recorded in derivatives & hedging activities	7	(1)	(12)	9	(1)	2
Other derivative related amounts recorded in non-interest gain (loss)
Trading securities - hedged	—	(32)	—	—	—	(32)
Instruments held under fair value option	—	—	—	2	—	2
Total net effect gain (loss) of hedging activities	$(70)	$(131)	$(53)	$(198)	$84	$(368)
Trading securities - unhedged		(3)				(3)
Total trading securities		$(35)				$(35)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Most of our total net effect losses from hedging activities were recorded as components of net interest income. This was primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedge relationships.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months		Nine months
For the periods ended September 30,	2013	2012	2013	2012
Compensation and benefits	$16	$14	$44	$45
Other operating expenses	8	9	28	25
FHFA	1	2	3	6
Office of Finance	1	—	3	2
Other community investment	—	—	(50)	—
Other	—	3	(2)	12
Total non-interest expense	$26	$28	$26	$90

The approvals for our Community First Fund resulted in our recognizing $50 million in earnings in the second quarter of 2013, which represents the reversal of the $50 million charge previously recognized in the fourth quarter of 2011. This reversal was recognized through non-interest expenses, the same account where the original charge was recorded.

Compensation and benefits increased in the third quarter of 2013 as compared to the same quarter in 2012 due to increased incentive compensation accruals as we continue to make progress on several board of director approved incentive compensation targets. Year-to-date compensation and benefits declined primarily as the result of our reduced pension expense in 2013, after enactment of the Moving Ahead for Progress in the 21st Century Act (MAP-21) in July 2012, which contained provisions that stabilized the interest rates used to calculate required pension contributions. We anticipate that the overfunded status of our pension may remain through 2013 before pension costs begin to increase again.

The majority of the other decline in non-interest expense was caused by a substantial decline in losses on REO sales, which resulted from the overall improvement in housing prices throughout most geographical areas.

Other Comprehensive Income

Total other comprehensive income (loss) was $21 million and $(55) million for the three and nine months ended September 30, 2013, compared to $258 million and $468 million for the same periods of 2012. The decrease was primarily due to unrealized losses recorded on our AFS securities portfolio during 2013 compared to unrealized gains in 2012. The unrealized losses were the result of an increase in market interest rates during 2013 compared to the same periods in 2012. This decrease was partially offset by an increase in unrealized gains on the cash flow hedges of our discount notes, also caused by the increase in market interest rates between the two periods.

On a cumulative basis, however, we still have substantial unrealized gains on our AFS securities portfolio. These unrealized gains would only be reclassified into net income if we sold our AFS securities.

We also recorded accretion of the non-credit portion of other-than-temporary impairment losses we recorded in prior years on our held-to-maturity securities. The non-credit portion of the losses was due to market-related declines. As these securities approach maturity, we expect these unrealized losses to ultimately reverse as accretion into income over time, barring any further credit-related impairment.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2013	December 31, 2012
Cash and due from banks	$5,115	$3,564
Federal Funds sold and securities purchased under agreements to resell	2,739	6,500
Investment securities	29,992	34,250
Advances	14,843	14,530
MPF Loans held in portfolio, net	8,191	10,432
Other	240	308
Total assets	$61,120	$69,584
Consolidated obligation discount notes	$19,519	$31,260
Consolidated obligation bonds	35,840	32,569
Subordinated notes	1,000	1,000
Other	1,155	1,307
Total liabilities	57,514	66,136
Capital stock	1,563	1,650
Total retained earnings	1,991	1,691
Accumulated other comprehensive income (loss)	52	107
Total capital	3,606	3,448
Total liabilities and capital	$61,120	$69,584

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

Both at the end of the third quarter of 2013 as well as at the end of 2012, we increased our cash liquidity position in an effort to protect against potential short-term funding challenges posed by the political and economic climate. We expect to retain this level of liquidity for the immediate quarter. If and when these conditions improve we would expect to reduce our liquidity position to more usual amounts.

Overnight rates for Federal Funds sold and securities purchased under agreements to resell have remained low. In addition, as a result of the European debt crisis we have reduced our exposure to unsecured counterparties in certain countries; see Short-Term Investments Unsecured Credit Exposure on page 59 for further details.

Investment Securities
Investment securities continued to decline as securities matured or paid down and the proceeds were primarily used to pay down our consolidated obligations and to redeem a portion of our excess capital stock. In addition, a majority of our investment securities are classified as available-for-sale. As market rates have climbed this year, we incurred a reduction in unrealized gains on this portfolio, as previously discussed in Other Comprehensive Income on page 49.
The FHFA required, and our Board has passed, a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At September 30, 2013, our MBS portfolio was 5.52 times our total regulatory capital and our advances represented 24% of our total assets. For further discussion, see Investments on page 12 in our 2012 Form 10-K. We expect our investment portfolio to continue to decline over time as a result of this limitation and as we continue to make repurchases and redemptions of excess capital stock.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Member demand for advances increased during the first six months of 2013, but then declined in the third quarter, leading to minimal growth in advances outstanding at September 30, 2013, compared to December 31, 2012. The decline in advances during the quarter was attributed to higher deposit balances at member institutions that continue to dampen their appetite for advances. We continue to work to enhance our member collateral capacity and improve technological member borrowing tools. In addition, we announced reduced capital stock requirements for certain future advance offerings as part of our amended capital plan, see Note 12 - Capital and Mandatorily Redeemable Capital Stock to the financial statements. We anticipate members may take advantage of these benefits to lower their cost of borrowing by increasing advances.

The following table sets forth the current period par amount of advances outstanding for the borrowers with the five largest advance balances:

	As of September 30, 2013
BMO Harris Bank, N.A.	$2,375		16%
The Northern Trust Company	1,685		11%
State Farm Bank, F.S.B	1,500		10%
Cole Taylor Bank	1,210	[a]	8%
Associated Bank, N.A.	1,000		7%
All other borrowers	6,975		48%
Total par value	$14,745		100%

[a]	MB Financial Inc., the holding company of our member MB Financial Bank NA, has announced that it will acquire Taylor Capital Group Inc., the holding company of our member Cole Taylor Bank.

MPF Loans Held in Portfolio, net

MPF Loans outstanding continue to decline as a result of paydowns and our ongoing strategy to not add MPF Loans to our balance sheet, except for an immaterial amount of loans being acquired under our affordable housing programs. Thus, the rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages.

The speed of prepayments on a percentage basis has slowed. Mortgage rates have begun to climb this year and especially in the recent quarter. Borrowers are not refinancing at the same rates as before and the mortgage finance market is becoming increasingly a purchase oriented market but at a lower level of volume overall. Since we are not adding new MPF Loans to our balance sheet, we expect our MPF Loans held in portfolio balance to continue to decline but now at a somewhat slower rate. Should market mortgage rates rise further in future periods, we could expect prepayment rates to decline further. Should rates decrease, then additional prepayments may occur. When an MPF Loan prepays, any remaining closed basis adjustment related to that loan is immediately recognized. This may cause volatility in interest income as mortgage prepayment activity fluctuates as interest rates rise or fall. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate movement.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes information related to our net premium and hedge accounting basis adjustments on MPF Loans.

	September 30, 2013	September 30, 2012
For the three months ended
Net premium amortization	$2	$4
Net amortization of closed basis adjustments	8	12

For the nine months ended
Net premium amortization	$8	$11
Net amortization of closed basis adjustments	27	34

As of	September 30, 2013	December 31, 2012
Net premium balance on MPF Loans	$31	$38
Cumulative basis adjustments closed portion	71	97
MPF Loans, unpaid principal balance	8,122	10,340
Premium balance as a percent of MPF Loans	0.38%	0.36%

In addition to MPF Loans we hold in portfolio, we also buy, and concurrently resell to Fannie Mae, MPF Xtra loans on behalf of our PFIs and the PFIs of other MPF Banks. For more details see Selected Financial Data on page 39.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2013, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 53 in our 2012 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of September 30, 2013, our overnight liquidity was $9.8 billion or 16% of total assets, giving us an excess overnight liquidity of $7.6 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2013, we had excess liquidity of $22.5 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $22.7 billion as of September 30, 2013.

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

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the nine months ended September 30, 2013, net cash provided (used) by operating activities was $702 million. This resulted from net income adjusted for non-cash adjustments, primarily gains due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the nine months ended September 30, 2013, net cash provided (used) by investing activities was $9.3 billion. This resulted primarily from maturities related to federal funds sold and securities purchased under agreements to resell, principal collected on MPF Loans and net proceeds from the maturities and paydowns of investment securities.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the nine months ended September 30, 2013, net cash provided (used) in our financing activities was $(8.5) billion. This was primarily driven by paydowns of our consolidated obligation discount notes offset by increased issuances of our consolidated obligation bonds.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Shorter term discount notes declined significantly during the first nine months as we turned to more attractively-priced, longer-termed consolidated obligation bonds for funding.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

Nine months ended September 30,	2013	2012
Discount notes	$(11,738)	$1,825
Bonds	3,637	(6,550)
Total consolidated obligations	$(8,101)	$(4,725)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	September 30, 2013			December 31, 2012
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$485,515	$235,210	$720,725	$471,567	$216,335	$687,902
FHLB Chicago as primary obligor	36,280	19,521	55,801	32,659	31,269	63,928
As a percent of the FHLB System	7%	8%	8%	7%	14%	9%

Conditions in Financial Markets

Continuing from the latter half of the second quarter, interest rates remained elevated and rose further during the third quarter as market participants focused on an anticipated September reversal in the Federal Reserve's quantitative easing (in the form of a reduction of Treasury and MBS securities purchases). When the Federal Reserve instead held its quantitative easing purchase levels steady at $85 billion per month at the Federal Open Market Committee meeting on September 18, the Treasury market yields decreased to levels consistent with the beginning of the third quarter. In the Federal Open Market Committee statement released after the meeting, the members cited a need to ensure the economy could show sustained improvement and referenced that recent tightening in financial conditions could slow the economy if sustained.

Market participants turned their attention to political debates in Washington around budget negotiations and an expansion of the U.S. debt ceiling limit. The U.S. Government closed all non-essential services on October 1st when the U.S. Congress failed to pass a Continuing Resolution to fund the U.S. Government. As the Treasury exhausted its ability to borrow additional funds due to the U.S. debt ceiling, the U.S. Treasury Bill market became volatile. On October 16, Congress passed a Continuing Resolution to fund the government until January 15, 2014 and extended the U.S. debt ceiling to February 7, 2014.

In preparation for the possibility of disorderly markets, we increased our liquidity in order to fund potential advance demand and repay maturing debt during the government shut-down and U.S. debt ceiling negotiations. We continued to have ready access to funding during the third quarter of 2013 despite the market volatility.

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

As of September 30, 2013	Capital Stock			MRCS
BMO Harris Bank, N.A.	$170		11%	$—
The Northern Trust Company	142		9%	—
Associated Bank, N.A.	110		7%	—
State Farm Bank, F.S.B	75		5%	—
Cole Taylor Bank	63	[a]	4%	—
All other members	1,003		64%	5
Total	$1,563		100%	$5

	September 30, 2013		December 31, 2012	Change
Capital stock	$1,563		$1,650	$(87)
Total retained earnings	1,991		1,691	300
Total permanent capital	3,554		3,341	213
Accumulated other comprehensive income (loss)	52		107	(55)
Total GAAP capital	$3,606		$3,448	$158

Capital Stock	$1,563		$1,650	$(87)
MRCS	5		6	(1)
Total retained earnings	1,991		1,691	300
Regulatory capital	$3,559		$3,347	$212

[a]	MB Financial Inc., the holding company of our member MB Financial Bank NA, has announced that it will acquire Taylor Capital Group Inc., the holding company of our member Cole Taylor Bank.

Components of total GAAP capital changed for the following reasons:

•
Capital stock decreased primarily due to repurchases or redemptions of excess member capital stock as further discussed in Note 12 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

•	Total retained earnings increased due to our income less dividends paid; see Statements of Capital on page 6.

•	Our unrealized income in AOCI increased due to several factors. For details see Other Comprehensive Income on page 49.

Although we have had no OTTI in 2013, credit deterioration may negatively impact our remaining private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 30 of the Risk Factors section of our 2012 Form 10-K.

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

The completion of our quarterly repurchase program initiated in 2012 and the implementation of amendments to our capital plan, as further discussed in Note 12 - Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements, has positioned us to begin paying an enhanced dividend on Class B1 activity stock with a goal of encouraging members to increase advance borrowings. On October 22, 2013, our Board of Directors declared a cash dividend at an annualized rate of 1.30% per share of Class B1 activity stock and 0.30% per share of Class B2 membership stock, based on our preliminary financial results for the third quarter of 2013. We anticipate that paying a higher dividend on activity stock will effectively lower the cost of borrowing from the Bank and represents another way to provide increased value to our members. Although we continue to work to build our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results and any other factors the Board determines to be relevant, and be reviewed in accordance with the Board's resolution and our Retained Earnings and Dividend Policy.

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

Overnight Indexed Swaps (OIS)

As of September 30, 2013, we continue to use the LIBOR swap curve to discount cash flows when determining the fair values of our derivative contracts. However, we recognize that the industry trend is towards using the overnight index swap (OIS) curve to value certain collateralized interest rate exchange agreements. As a result, we performed an analysis of the effect of using the OIS curve to ensure the valuations derived using the LIBOR swap curve were materially consistent with the fair value measurement guidance provided under GAAP. In this regard, we believe that our LIBOR-based valuations of our derivatives portfolio produced fair values that were materially reflective of exit prices by market participants. Further, we assessed the potential effect on our hedge accounting and determined that the effect of using the OIS curve is not material as of September 30, 2013. We are currently working to enhance our operational capability of valuing certain collateralized derivatives using an OIS discount curve within our formal internal control environment. At this time, we do not expect to operationally implement using the OIS curve to determine the fair value of our derivative contracts until 2014.

Supplement to Affordable Housing and Community Investment Programs

In April of 2013, we received approval from the FHFA and our Board of Directors to implement the Community First Fund, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports meeting economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. As a result, in the second quarter of 2013, we reversed the $50 million charge recognized in the fourth quarter of 2011 through "Non-interest expense - Other community investment” in our Statement of Income. Since we already have paid our AHP assessment attributable to the $50 million charge in 2011, our AHP assessment for 2013 will be calculated on 10% of our current year's net earnings (income before assessments) less the $50 million reversal. Refer to our Critical Accounting Polices and Estimates section on page 66 in our 2012 Form 10-K for further details

Critical Accounting Estimates

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents what the impact to net income from credit-related OTTI charges would have been under this adverse scenario based on the classification (prime, Alt-A, or subprime) at the time of origination.  In the table below, in cases where the credit-related OTTI for an investment category is less than $1 million, the amount is not reported. We recorded no actual OTTI in the most recent quarter of 2013 based on the base case scenario.

	Adverse Scenario
As of and for the quarter ended September 30, 2013	# of Securities	Unpaid Principal Balance	Credit- Related OTTI
Prime	2	$3	$—
Subprime	1	—	—
Total private-label MBS	3	$3	$—

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

As of September 30, 2013	Unpaid Principal Balance	Prepayment Rate Weighted Average %	Default Rates Weighted Average %	Loss Severity Weighted Average %	Credit Enhancement Weighted Average %
2006	$687	10.6	20.9	38.3	—
2004 & prior	16	12.3	5.0	30.3	12.8
Total Prime	703	10.6	20.5	38.1	0.3
2006	587	10.5	33.4	43.8	0.1
2005	27	9.6	31.1	45.9	—
2004 & prior	2	13.7	22.4	33.1	21.5
Total Alt-A	616	10.5	33.2	43.9	0.2
2007	8	4.8	59.2	61.9	43.0
2006	769	5.1	60.3	63.0	20.9
2005	43	5.8	54.5	59.3	43.9
2004 & prior	13	8.1	23.1	61.5	39.6
Total Subprime	833	5.2	59.4	62.8	22.6
Total	2,152	8.5	39.2	49.3	8.9
Analyzed by alternative procedures	80
Total MBS	$2,232

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Member Credit Outstanding

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating reflects our assessment of the default risk associated with a member rather than the risk of loss on the credit outstanding.  We manage our credit risk through collateral controls and, based on our risk rating, increase over-collateralization requirements as a member deteriorates.  As a result, we have never suffered a credit loss from a member default. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Of the total credit outstanding, $14.7 billion were advances and $2.0 billion were letters of credit at September 30, 2013, compared to $14.3 billion and $1.4 billion at December 31, 2012.

	September 30, 2013					December 31, 2012
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	433	88%	$16,291	96%	$40,468	453	87%	$14,573	92%	$36,671
4	21	4%	278	2%	603	26	5%	718	4%	1,255
5	38	8%	399	2%	1,117	43	8%	715	4%	1,320
Total	492	100%	$16,968	100%	$42,188	522	100%	$16,006	100%	$39,246

The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third-party custodian on our behalf. The method by which a borrower reports collateral is dependent upon the collateral status to which it is assigned, as well as the type of collateral being pledged. We assign borrowers to a borrowing base (blanket-lien) status, listing-collateral status, or delivery-collateral status. Under a blanket lien status, a borrower may report collateral pledged under a summary borrowing base. For members or a class of collateral on listing status, the member must provide us with loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly. For insurance company members we took delivery of collateral for all advances outstanding regardless of credit rating for the periods presented.

As a result of the collateral and other credit risk mitigation efforts, we believe we are sufficiently well collateralized on our credit outstanding and we have not recorded an allowance for credit losses on our advances or other credit products in the periods presented. We had three borrowers placed into receivership by their regulator during the year-to-date period ended September 30, 2013, and at the time of failure their total advances outstanding were $3 million. All outstanding advances were either repaid or were assumed by the acquirer. No credit losses were incurred on these advances.

We had total credit risk concentrated with members with 10% or more of our total member credit outstanding as follows:

As of September 30, 2013	Total Member Credit Outstanding	% of Total
BMO Harris Bank, N.A.	$2,375	14%

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

We actively monitor our credit exposure and the credit quality of each counterparty, including an assessment of each counterparty's financial performance, capital adequacy, sovereign support and the current market perceptions of the counterparty. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result of this monitoring activity, we may limit or suspend existing unsecured credit limits.

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

In addition, our non-member counterparties must have a rating from an NRSRO of at least Baa or BBB in order to be eligible for an unsecured credit line. Our members who are FDIC-insured financial institutions discussed in (iii) above are eligible Federal Funds counterparties, although our members do not have to meet the NRSRO ratings requirement in order to be eligible for an unsecured credit line. While from time to time we may enter into Federal Funds transactions with our members that meet the qualifications outlined above, the majority of our Federal Funds transactions tend to be with non-member counterparties. As of September 30, 2013, we had $11 million in Federal Funds outstanding to members.

FHFA regulations include limits on the amount of unsecured credit we may extend to any member or non-member counterparty or to a group of affiliated counterparties. Our Board-approved policy limits are lower than those permitted by regulation, and actual limits granted to counterparties may be lower than our internal policy limits. The FHFA limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under FHFA regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The stated percentage that we may offer for term extensions of unsecured credit ranges from 1% to 15% based on the counterparty's credit rating.

FHFA regulations also permit us to extend additional unsecured credit for overnight extensions of credit and for sales of Federal Funds subject to continuing contracts that renew automatically. Our total unsecured exposure to the counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. We were in compliance with the regulatory limits established for our unsecured credit as of and for the periods presented.

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

As of September 30, 2013	A	BBB	Unrated	Total
Domestic U.S.	$—	$175	$14	$189
U.S. branches and agency offices of foreign commercial banks:
Canada	500	—	—	500
Total unsecured credit exposure	$500	$175	$14	$689

We mitigate the credit risk on investments by investing in investments that have short-term maturities. No investments in the above table were longer than of overnight duration.

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

As of September 30, 2013	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$2,232	$(742)	$166	$1,656

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

MPF Loans

We record provisions for credit losses for MPF Loans based on portfolio and market trends related to delinquency rates, loss severities, and prepayment speeds consistent with the percentages of delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our provision declined during 2013 compared to 2012 primarily as a result of a decline in our total outstanding delinquent MPF Loans. For details on our allowance for credit losses, please see Note 8 - Allowance for Credit Losses to the financial statements.

We are exposed to mortgage repurchases in connection with our sale of MPF Xtra loans to Fannie Mae under the MPF Xtra product. If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase an ineligible MPF Xtra loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Xtra loan is viable, we may require the PFI to repurchase that loan from us or indemnify us for related losses. For the nine-month period ending September 30, 2013, we have repurchased $12 million of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae. These repurchases represent repurchase requests that have been resolved during the reporting period. We incurred no material losses on these loans. As of September 30, 2013, we have $60 million related to mortgage loans that represent unresolved claims with Fannie Mae, see Note 15 - Commitments and Contingencies to the financial statements. Specifically, we believe a repurchase request from Fannie Mae may occur; however, it is still uncertain if or when Fannie Mae will request us to repurchase these mortgage loans.

Our mortgage repurchase liability is intended to cover losses associated with all mortgage loans previously sold in connection with the MPF Xtra product for which a breach or representation or warranty has occurred, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, make-whole payment). Our mortgage repurchase liability does not represent the unpaid principal balance for repurchase requests made by Fannie Mae. To estimate our mortgage repurchase liability, we consider the factors outlined below, which are predominantly based on our historical repurchase experience:

•
We only include mortgage loans for which we deem it probable that Fannie Mae will require us to either repurchase the mortgage loan or indemnify them for a loss on the mortgage loan. The fact that a mortgage loan may have a representations and warranties issues does not mean Fannie Mae will request us to repurchase it from or indemnify them; for example, Fannie Mae may decide to retain a performing loan. Our estimate of such mortgage loans is initially based upon outstanding repurchase and indemnification requests related to breaches of representations and warranties discovered during our quality control review process as further discussed in Quality Assurance Process on page 10 in our 2012 Form 10-K. This estimate incorporates Fannie Mae, PFI, and other third party behavior, potential defects or breaches with the mortgage loans, as well as the performing versus nonperforming status of the mortgage loans;

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

Based on these factors we recognized a mortgage repurchase liability to Fannie Mae of $1 million as of September 30, 2013. We also recognized $1 million as of September 30, 2013, as an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (i.e., PFIs). As a result, we did not recognize a loss in our statement of income related to MPF Xtra loan repurchase or indemnification risk to Fannie Mae.

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

•
Our ability to estimate probable repurchase or indemnification requests from Fannie Mae on pools of mortgage loans is limited due to our lack of extended historical experience with repurchase/indemnification demand activity related to the MPF Xtra product. As a result, for purposes of our analysis, we've only assumed probable repurchase or indemnification requests from Fannie Mae in cases where both an actual breach attributable to a mortgage loan has been specifically identified and where we believe Fannie Mae will request us to repurchase or indemnify them (e.g., the mortgage loan is nonperforming). Mortgage loans in the remaining pool in which an actual breach has not yet been identified or where we do not expect Fannie Mae to request us to repurchase or indemnify them for the mortgage loan are excluded from our analysis.

•
Repurchase requests from Fannie Mae may be made up until full repayment of a loan rather than when a purported defect is first identified, so repurchase requests as of a particular date may not reflect total repurchase liability for loans outstanding as of that date as further described in Note 15 - Commitments and Contingencies to the financial statements.

•	Additional repurchase requests and indemnifications not yet identified may result from our quality assurance review of MPF Xtra loans.

As of September 30, 2013, we believe the estimate of reasonably possible losses is zero, as we believe it is probable that we would recover such reasonably possible losses from third parties. We may require PFIs to collateralize repurchase obligations and indemnifications on the basis of their credit condition and size of their repurchase obligation or indemnification. See Risk Factors on page 31 of our 2012 10-K Report for a further description of risks and trends related to our mortgage repurchase liability.

Additionally, PFIs are required to repurchase ineligible MPF Loans held in our portfolio unless we either require the PFI to indemnify us or decide to continue to hold such loans in our portfolio.  The PFI repurchase requirement is a factor in determining our allowance for credit losses.  If a PFI is unable to repurchase ineligible MPF Loans or indemnify us, we would incur a loss to the extent a credit loss is not expected to be recovered from collateral provided by the PFI or alternatively the FDIC.  In this regard, we have not recorded an allowance for credit losses for repurchase requests or indemnifications related to MPF Loans held in our portfolio, as we do not expect to incur any losses after factoring in our recovery claims from PFIs.

Derivative counterparties

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through an FCM with a derivatives clearing organization (clearinghouse). As of September 30, 2013, we held an immaterial amount of cleared derivative contracts.

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

Bilateral Derivatives. We are subject to non-performance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to a counterparty depends on the credit rating of that counterparty. The counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of September 30, 2013.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because the central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2013.

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

The following table presents the derivative positions with non-member counterparties and member institutions to which we had credit exposure. Rating shown is the lowest rating among the three largest NRSROs.

	Derivative Asset Exposure at Fair Value Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
As of September 30, 2013
A rated	$25	$25	$—
Member institutions and MPF delivery commitments	7	—	7
Total derivatives	$32	$25	$7

As of December 31, 2012
AA rated	$1	$—	$1
A rated	31	30	1
Member institutions and MPF delivery commitments	15	—	15
Total derivatives	$47	$30	$17

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

The regulatory environment in which we operate continues to change significantly as regulators continue to implement the Housing and Economic Recovery Act of 2008, as amended, the Dodd-Frank Act and the reforms of the Basel Committee on Bank Supervision. Further, we continue to monitor significant changes proposed as the U.S. Congress considers legislation to reform Fannie Mae and Freddie Mac and make other housing finance changes. Our business, operations, funding costs, rights or obligations, and the business environment in which we carry out our housing finance mission, are likely to be impacted by these developments.

FHFA Developments

Final Rule on Stress Testing. On September 26, 2013, the FHFA issued a final rule which requires each FHLB to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30th of the previous year. The rule provides that the FHFA will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLB must publicly disclose the results of its adverse economic conditions stress test. The final rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for ABS. On September 20, 2013, the FHFA with other U.S. Federal regulators jointly issued a proposed rule with a comment deadline of October 30, 2013, which proposes requiring ABS sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements so long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. At this time, the impact of this rule (if adopted) on our operations is uncertain.

Other Significant Developments

Housing Finance and Housing GSE Reform. We expect Congress to continue to consider reforms for U.S. housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises). Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act). Both proposals would have direct implications for the FHLBs if enacted.

While both proposals reflect the FHFA's efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the FHFA as the primary Federal regulator of the FHLBs. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBs would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBs or subsidiary would not be issued as a consolidated obligation (CO) and would not be treated as a joint and several obligation of any FHLB that has not elected to participate in such issuance.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA and similar loans designed to serve first-time homebuyers and low-and-moderate income borrowers. The FHLBs would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBs. Among other things, for merging FHLBs, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. In addition, the FHFA would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLB or an Enterprise. Also, the PATH Act would remove the requirement that the FHFA adopt regulations establishing standards of community investment or service for FHLBs' members.

We expect Congress to consider these and other changes to the U.S. housing finance system in the coming months. Any such proposal likely would have consequences for the FHLB System and our ability to provide readily accessible liquidity to our members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBs are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.
Basel Committee on Banking Supervision - Final Capital Framework. In July 2013, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC) adopted a final rule and the FDIC (together with the Federal Reserve and OCC, the Financial Regulators) adopted an interim final rule, which was amended September 10, 2013, establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.
The new framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could incent our members to use term advances to create and maintain balance sheet liquidity. Most of our members must begin to comply with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.
Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Financial Regulators issued a proposed rule with a comment deadline of January 31, 2014 for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations; bank holding companies; systemically important, non-bank financial institutions designated for Federal Reserve supervision; certain savings and loan holding companies; depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure; and to such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLB COs would be categorized as Level 2A HQLAs, meaning that they would be subject to a 15 percent haircut and, when combined with the Level 2B category, cannot exceed 40% of the total HQLAs maintained by the institution. At this time, the impact of this rule (if adopted) on the FHLBs' COs is uncertain.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2013
Advances	$(2)	$—	$—	$(3)	$—
MPF Loans	(2)	(6)	(2)	(3)	1
Mortgage Backed Securities	(8)	(2)	(1)	(9)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	13	22	—	12	—
Derivatives	—	(16)	—	—	—
Total	$—	$(2)	$(3)	n/m	$1

As of December 31, 2012
Advances	$(3)	$—	$—	$(4)	$—
MPF Loans	(2)	(2)	(6)	(3)	1
Mortgage Backed Securities	(9)	(1)	(2)	(10)	—
Other interest earning assets	(1)	—	—	(5)	—
Interest-bearing liabilities	10	8	—	9	—
Derivatives	5	(5)	—	—	—
Total	$—	$—	$(8)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of September 30, 2013, our sensitivity to changes in implied volatility was $(2) million, compared to none at December 31, 2012. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of September 30, 2013			As of December 31, 2012
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
6.2	0.6	-0.6	2.4	0.8	-3.5

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of September 30, 2013, our duration gap was 0.5 months, compared to 0.4 months as of December 31, 2012.

As of September 30, 2013, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $393 million, and our market value of equity to book value of equity ratio was 111%. At December 31, 2012, our fair value surplus was $65 million and our market value of equity to book value of equity ratio was 102%. These improvements were primarily caused by the widening of consolidation obligation spreads relative to Libor and in lesser part due to favorable interest rate movement. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed starting on page F-55 in our 2012 Form 10-K.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	September 30, 2013		December 31, 2012
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$126.4	$(185.0)	$115.2	$(185.0)
-100 bp	42.7	(77.5)	72.4	(77.5)
-50 bp	17.4	(30.0)	42.5	(30.0)
-25 bp	7.3	(15.0)	19.8	(15.0)
+25 bp	(5.8)	(30.0)	6.7	(30.0)
+50 bp	(13.6)	(60.0)	28.6	(60.0)
+100 bp	(27.3)	(155.0)	107.4	(155.0)
+200 bp	(15.1)	(370.0)	248.5	(370.0)

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
Defendants currently in the litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Bank of America Corporation; Barclays Capital Inc.; Citigroup, Inc.; Countrywide Financial Corporation, Credit Suisse Securities (USA) LLC; GMAC Mortgage Group LLC, Goldman Sachs & Co., RBS Securities Inc., Sand Canyon Acceptance Corporation, N.A., J.P. Morgan Acceptance Corporation; Long Beach Securities Corp.; Merrill Lynch, Pierce Fenner & Smith Incorporated; Morgan Stanley & Co., Incorporated; Mortgage Asset Securitization Transactions, Inc.; PNC Investments LLC; Sequoia Residential Funding, Inc.; UBS Securities LLC; WaMu Capital Corp.; and Wells Fargo Bank, N.A. One Mortgage Partners Corp., which is affiliated with J.P. Morgan Acceptance Corporation but is not a defendant in these actions, held less than 1% of the Bank's capital stock as of September 30, 2013.
In the Washington action, defendants filed a motion to dismiss on March 4, 2011, which was denied in its entirety on June 17, 2011. The action is proceeding in discovery. In the Illinois action, defendants filed motions to dismiss on May 27, 2011, oral argument was heard on the motions on June 5, 2012, and the court denied defendants' motions in their entirety on September 19, 2012. Sequoia Residential Funding, Inc. and its affiliates filed with the Illinois appellate court a petition for leave to appeal the Cook County Circuit Court's denial of its motion to dismiss for lack of personal jurisdiction. This petition was denied. The action is proceeding in discovery. Certain defendants also filed with the Circuit Court a Motion to Certify Questions of Law for Interlocutory Appeal and to Stay Discovery. This petition was also denied. In the California action, defendants filed demurrers asserting statutes of limitations arguments on December 1, 2011, which were denied in their entirety on June 26, 2012. On August 31, 2012, defendants in the California action filed a second round of demurrers. Briefing on these issues is complete and oral argument is being scheduled.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective as of July 1, 2013[1]

10.1	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, effective January 1, 2013[2]

10.2	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, amended as of January 1, 2013

10.3	Amendment to Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2013

10.4	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1    Filed with our Current Report on Form 8-K on May 30, 2013
2 Filed with our 2013 2Q Form 10-Q on August 8, 2013

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

PMI: Primary Mortgage Insurance.

RCAP: Reduced Capitalization Advance Program

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 6, 2013	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 6, 2013	(Principal Financial Officer and Principal Accounting Officer)

S-1