Form 10-K
period 2013-12-31
Federal Home Loan Bank of Chicago
filed 2014-03-13
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2013, the aggregate par value of the stock held by current and former members was $1,542,987,633. As of February 28, 2014, including mandatorily redeemable capital stock, registrant had 16,542,125 total outstanding shares of Class B Capital Stock.

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

A Glossary of Terms can be found on page 119.

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

Each FHLB operates as a separate entity with its own management, employees, and board of directors. Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district consists of the states of Illinois and Wisconsin. We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent federal agency in the executive branch of the United States (U.S.) government.

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

As of December 31, 2013, we had 344 full time and 11 part time employees.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2013				December 31, 2012
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	368	205	573	75%	376	209	585	76%
Thrifts	73	30	103	14%	73	30	103	14%
Credit unions	25	30	55	7%	24	27	51	7%
Insurance companies	20	7	27	4%	15	7	22	3%
Community Development Financial Institution	1	—	1	—%	1	—	1	—%
Total	487	272	759	100%	489	273	762	100%

The following table presents the concentration of our members by asset size:

As of December 31,	2013	2012
Member Asset Size:
Less than $100 million	29%	31%
$100 million to $1 billion	61%	60%
Excess of $1 billion	10%	9%
Total	100%	100%

Our total number of member institutions declined by three financial institutions in 2013. We lost 21 members due to mergers and acquisitions, three of which resulted after members were placed into receivership by their regulator. Although 19 of these members were acquired by other members in our district, two were acquired by out-of-district institutions.

We added five new insurance company members, five credit unions, seven commercial banks, and one thrift for a total of 18 new members during 2013, as we continue to work toward our goal of building a stronger cooperative by adding new members.

For 2013 and 2012, in addition to having access to the Bank as a source of standby liquidity, 77% and 78% of our total number of members used one or more of our credit products such as advances, letters of credit, or the MPF Program at some point during the year.

Business Overview

We continue to position the Bank to achieve our two strategic goals:

•
Building the member-focused Bank, which involves focusing all areas of the Federal Home Loan Bank of Chicago to conduct a meaningful dialogue with our members about their business and to innovate and deliver excellent products and services to them.

•
Building the MPF Program platform, which is rapidly becoming accepted by most of the other FHLBs as the mortgage aggregation platform for the FHLB System. The platform will serve members of the FHLB System by providing community lenders across the U.S. with access to the secondary mortgage market and a growing array of outlets for the loans they originate.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the entire member-focused business we do as a cooperative bank.

As of December 31,	2013	2012
Advances outstanding to members	$23,489	$14,530
MPF Loans held in portfolio	7,695	10,432
Member focused business on our statements of condition	31,184	24,962
Forward starting advances to members	226	285
Letters of credit	2,103	1,414
MPF Loans on other FHLB statements of condition	23,158	24,256
MPF Xtra loans, held on 3rd party statements of condition [a]	13,964	11,348
Member focused business off our statements of condition	39,451	37,303
Total member focused business	70,635	62,265

Total assets on our statements of condition	68,797	69,584
Total assets plus member focused business off statements of condition	$108,248	$106,887
Member focused bank ratio	65%	58%
Advances as a percent of total consolidated obligations	37%	23%

[a]	For these MPF Xtra loans, we provide programmatic and operational support.

We provide credit to members principally in the form of secured loans called advances (inclusive of forward starting advances), as well as through letters of credit. We provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the MPF Program. We also serve as a critical source of standby liquidity for our members.

Our primary funding source is proceeds from the sale to the public of FHLB debt instruments (consolidated obligations) which are, under the FHLB Act, the joint and several liability of all the FHLBs. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. Additional funds are provided by deposits, other borrowings, and the issuance of capital stock. We also provide members and non-members with correspondent services such as safekeeping, wire transfers, and cash management.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Member Credit Outstanding on page 70.

We offer a variety of fixed- and adjustable-rate advances, with maturities ranging from one day to 30 years. Examples of standard advance structures include the following:

•	Fixed-Rate Advances: Fixed-rate advances have maturities from one day to 30 years.

•
Variable-Rate Advances: Variable-rate advances include advances which have interest rates that reset periodically at a fixed spread to LIBOR, Federal Funds, FHLB discount note rates or some other index. Depending upon the type of advance selected, the member may have an interest-rate cap embedded in the advance, to limit the rate of interest the member would have to pay.

•	Putable Advances: We issue putable, fixed- and floating-rate advances in which we maintain the right to terminate the advance at predetermined exercise dates at par.

•	Callable Advances: We issue callable, fixed-rate advances in which members have the right to prepay the advance on predetermined dates without incurring prepayment or termination fees.

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

We also offer a symmetrical prepayment feature where the member would either pay a prepayment fee or prepay the advance below par upon termination, depending on the benchmark interest rate of the advance at the time of termination.

We may also enter into commitments, called “forward-starting advances", to fund an advance on a negotiated funding date at a predetermined interest rate.

The FHLB Act authorizes us to make advances to eligible non-member housing associates. By regulation, such housing associates must: (i) be approved under Title II of the National Housing Act; (ii) be chartered institutions having succession; (iii) be subject to the inspection and supervision of some governmental agency; (iv) lend their own funds as their principal activity in the mortgage field; and (v) have a financial condition such that advances may be safely made to it. We must approve a housing associate applicant in order for it to be eligible to borrow. We currently have approved four non-member housing associates which are eligible to borrow from the Bank. We had $25 million in advances outstanding to non-member housing associates at December 31, 2013, and $37 million at December 31, 2012.

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

During 2013, many members continued to report to us that they have sufficient levels of liquidity and funds through customer deposits and alternative funding sources. In addition, our competitive environment continues to be impacted by the Federal Reserve’s low interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 19.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Standby Letters of Credit

We provide members with standby letters of credit (also referred to herein as letters of credit) to support obligations to third parties to facilitate residential housing finance, community lending, to achieve liquidity, and for asset-liability management purposes. In particular, members often use letters of credit as collateral for deposits from federal and state governmental agencies. Letters of credit are generally available for terms up to 20 years or for a one year term renewable annually. If we are required to make payment for a beneficiary's draw, these amounts must be reimbursed by the member immediately or may be converted to an advance. Our underwriting and collateral requirements for letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity-based capital stock purchase requirements. We do not expect to be required to make advances under these outstanding letters of credit and did not have to do so at any point in 2013. For more details on our letters of credit see Note 18 - Commitments and Contingencies to the financial statements.

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

In 2008, we discontinued acquiring MPF Loans for investment except for immaterial amounts of MPF Loans that primarily support affordable housing and are guaranteed by the Rural Housing Service of the Department of Agriculture (RHS) or insured by the Department of Housing and Urban Development (HUD). In its place, we introduced the MPF Xtra® product under which we purchase MPF Loans from PFIs and concurrently sell them to Fannie Mae. We earn a nominal fee from the difference between the prices that we pay the PFI and that Fannie Mae pays us, which we expect to cover our cost of acting as master servicer for this product.

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

Under the MPF Xtra product, PFIs sell MPF Loans to us through the MPF Program infrastructure and we concurrently sell them to Fannie Mae as a third party investor. MPF Loans sold under the MPF Xtra product are required to meet the eligibility requirements for the MPF Program. In addition, PFIs generally retain the right and responsibility for servicing these MPF Loans just as they do for the other MPF products. See Mortgage Standards on page 8 and MPF Servicing on page 11. Other MPF Banks offer the MPF Xtra product to their PFIs thereby allowing their PFIs to sell us MPF Loans which we concurrently sell to Fannie Mae.

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

Participation of other FHLBs

The current MPF Banks are the FHLBs of: Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, San Francisco, Seattle, and Topeka. MPF Banks generally acquire whole loans from their respective PFIs, but may also acquire whole loans from a PFI of another MPF Bank with that MPF Bank's permission or they may acquire participations from another MPF Bank.

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

Quality Assurance Process

In our role as MPF Provider, we conduct an initial quality assurance review of a selected sample of conventional loans from each PFI's initial MPF Loan or MPF Xtra loan delivery. We do not currently conduct quality assurance reviews of Government Loans. Subsequently, we perform periodic reviews of a sample of conventional MPF Loans and Xtra loans to determine whether the reviewed loans complied with the MPF Program requirements at the time of acquisition. If the PFI is unable to cure any material defect in a loan, the PFI is obligated to repurchase the loan but may be permitted to provide an indemnification for losses arising from such loan or we may not require the PFI to immediately repurchase the loan if the loan is currently performing. In certain cases we identified negative trends of PFI non-compliance related to our existing portfolio of MPF Loans and purchases of MPF Xtra loans. As a result, we revised our quality assurance practices to increase the number of loans reviewed and continue to evaluate our current practices relative to industry practices. See Mortgage Repurchase Risk on page 74 for a further description of our repurchase risk.

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

See Note 8 - Allowance for Credit Losses to the financial statements and MPF Loans on page 73 for more detailed discussions of the credit enhancement and risk sharing arrangements of the various MPF products.

MPF Loan Participations

At December 31, 2013, 61% of the total unpaid principal balance of MPF Loans we own represents participations in MPF Loans acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the participation percentages in MPF Loans may vary by each master commitment, by agreement of the MPF Bank selling the participation interests (the Lead Bank), us in our role as MPF Provider, and other MPF Banks purchasing a participation interest. The Lead Bank is responsible for monitoring PFI creditworthiness and pledged collateral and for enforcement of the PFI Agreement for the benefit of itself and participating MPF Banks.

The risk sharing and rights of the Lead Bank and participating MPF Bank(s) are as follows:

•	each pays its respective pro rata share of each MPF Loan acquired;

•	each receives its respective pro rata share of principal and interest payments and is responsible for CE Fees based upon its participation percentage for each MPF Loan; and

•
each is responsible for its respective pro rata share of FLA exposure and losses incurred with respect to the master commitment based upon the overall risk sharing percentage for the master commitment and not its participation percentage for any individual MPF Loan.

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

Other Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal Funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Unsecured Short-Term Investments Credit Exposure on page 64.

Our longer-term investment securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from Moody's Investors Service (Moody's), Standard and Poor's Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the carrying value and ratings of these securities, see Investments on page 64. For this purpose, GSE includes Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation. Securities issued by GSEs are not guaranteed by the U.S. government.

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

As we transitioned our primary business to advances, the FHFA previously temporarily waived our regulatory investment limitations to permit us to reinvest a portion of the proceeds from prepayments and maturities of our mortgage assets to purchase MBS issued by GSEs and approved our purchase of FFELP student loan ABS. The FHFA required, and our Board has passed, a resolution that we obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion of how this may impact us, see Risk Factors on page 19. We expect our investment portfolio to continue to decline over time as a result of this limitation. As of December 31, 2013, we held total MBS investments of $19.2 billion, which was 5.2 times our total regulatory capital.

In addition, the FHFA has communicated its interest in keeping the FHLBs focused on activities related to their missions, in part through a request that FHLBs submit core mission asset benchmarks as part of their strategic plans. To the extent that this process results in any requirement to reduce our non-mission-related investments or activities, our results of operations may be adversely affected.

Derivative Activities

We engage in most of our derivatives transactions with major broker-dealers as part of our interest rate risk management and hedging strategies, as further discussed in Hedge Objectives and Strategies on page 78. Although we previously suspended derivatives offerings to members in 2011 as a result of regulatory developments under the Dodd-Frank Act, during 2013 we

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

resumed offering our smaller members access to the derivatives market by entering into interest rate derivatives directly with them. We intend to enter into offsetting derivatives transactions with non-member counterparties in cases where we are not using the interest rate derivatives for our own hedging purposes.

The FHFA's regulations and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Quantitative and Qualitative Disclosures about Market Risk on page 78.

Community Investment Activities

We provide financing and direct funding tools that support the affordable housing and local community lending initiatives of our members that benefit very low, low, and moderate income individuals, households, businesses and neighborhoods.

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

We awarded AHP competitive subsidies of $30 million for the year ended December 31, 2013, and $21 million for the year ended December 31, 2012 for projects designed to provide housing to 4,883 and 2,986 households. Amounts accrued, but not awarded, are recorded as a liability on our statements of condition.

The Downpayment Plus® Program (part of the AHP), in partnership with our members, assists primarily first-time home buyers with down payment and closing cost requirements. During the years ended December 31, 2013, 2012, and 2011, $12 million, $15 million, and $10 million were awarded through Downpayment Plus to assist 1,822, 1,827, and 1,315 very low to moderate income homebuyers. These amounts were in addition to the AHP competitive subsidies noted above.

By regulation, we are required to allocate 10% of our income before assessments to fund AHP. During 2014, we anticipate having $11 million available for Downpayment Plus and $21 million available in grants through AHP.

Community Investment Program (CIP)/Community Economic Development Advance (CEDA) Program - We offer two programs where members may apply for advances to support affordable housing or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare, educational centers, public or private infrastructure projects or commercial businesses. For the years ended December 31, 2013, and 2012, we had $494 million and $517 million respectively, in advances outstanding under the CIP and CEDA programs.

Community First™ Fund - Our Board of Directors approved $50 million in December 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First™ Fund (the Fund). The Fund is an innovative revolving credit facility designed to provide low cost, longer term financing to Community Development Financial Institutions and community development financial intermediaries promoting affordable housing and economic development in our district. We currently plan to make our first commitment in 2014 and plan to continue making commitments until the $50 million is utilized.

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, and other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see Liquidity on page 49.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Funding

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additional funds are provided by deposits, other borrowings, subordinated debt, and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from issuance. Consolidated obligations are issued to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the U.S. government. See Funding on page 50 for further discussion.

Subordinated Debt

No FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of 10-year subordinated notes in 2006. During 2013, we repurchased $56 million of our outstanding subordinated notes through open market purchases. As of December 31, 2013, we have $944 million of subordinated notes outstanding that mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the U.S. government or any of the FHLBs other than us. For further discussion of our subordinated notes, see Note 13 - Subordinated Notes to the financial statements.

Competition

We compete with the U.S. government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. For example, an increase in U.S. Treasury issuance may affect our ability to raise funds because it provides alternative investment options. Furthermore, to the extent that investors perceive Fannie Mae and Freddie Mac or other issuers as having a higher level of government support, their debt securities may be more attractive to investors than FHLB System debt.

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 19 and Funding on page 50.

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

Legislative and Regulatory Developments

The legislative and regulatory environment in which we and our members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (Housing Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and the reforms of the Basel Committee on Bank Supervision. Further, we continue to monitor significant changes proposed as the U.S. Congress considers legislation to reform Fannie Mae and Freddie Mac and make other housing finance changes. Our business operations, funding costs, rights, obligations, and the business environment in which we carry out our mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant FHFA Developments

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the FHFA published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae and Freddie Mac (together, the Enterprises) and the FHLBs (together with the Enterprises, the regulated entities). In addition, the proposed rule would make certain amendments or additions, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopts an enterprise wide risk management program and appoints a chief risk officer with certain enumerated responsibilities;

•
Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	Require each regulated entity’s board to establish committees specifically responsible for the following matters:(a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
Require each FHLB to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLB maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the FHFA has the authority to review a regulated entity's indemnification policies, procedures and practices and may limit or prohibit indemnification payments in furtherance of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014.

Final Rule on Executive Compensation. On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs and the Office of Finance. The final rule addresses the authority of the FHFA Director to approve, disapprove, modify, prohibit, or withhold compensation of certain executive officers of the FHLBs and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLB or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLB or the Office of Finance to comply with the rule may result in supervisory action by the FHFA. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments. On January 28, 2014, the FHFA issued a final rule setting forth the standards that the FHFA will take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this final rule is to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLB or the Office of Finance that is assigned a less than satisfactory composite FHFA examination rating. The final rule became effective on February 27, 2014.

Final Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On December 23, 2013, the FHFA published a final Advisory Bulletin that sets forth standards to guide the FHFA in its supervision of secured lending to insurance company members by the FHLBs. The guidance asserts that lending to insurance company members exposes FHLBs to risks that are not associated with advances to insured depository institution members, arising from differences in each state’s statutory and regulatory regimes and the statutory accounting principles and reporting practices

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

applicable to insurance companies. The standards include consideration of, among other things:

•	an FHLB’s control of pledged collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLB and an insurance company member to document advances and whether that FHLB would be recognized as a secured creditor with a first-priority perfected security interest in the collateral;

•
the FHLB’s documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral; and

•	whether an FHLB has a written plan for the liquidation of insurance company member collateral.

Final Rule on Stress-Testing Requirements. On September 26, 2013, the FHFA issued a final rule that requires each FHLB to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the FHFA will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLB must publicly disclose the results of its severely adverse economic conditions stress test, and we plan to publish such results to our public website at www.fhlbc.com between July 15 and July 31 as required by the rule. The final rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for Asset-backed Securities. On September 20, 2013, the FHFA with other U.S. federal regulators jointly issued a proposed rule, with a comment deadline of October 30, 2013, that proposes requiring asset-backed securities (ABS) sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original proposed rule, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features that, based on historical data, are associated with low risk even in periods of a decline in housing prices and of high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. At this time, the impact of this rule, if adopted, on our operations is uncertain.

Other Significant Developments

Regulation of Systemically Important Nonbank Financial Companies. In 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (FRB) and subject that company to certain heightened prudential standards (commonly referred to as a “systemically important financial institution” or “SIFI”). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three-stage process based on the size of the nonbank financial company, the potential threat that the nonbank financial company could pose to U.S. financial stability, and information collected directly from the company. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities” and thus a “nonbank financial company.” We would likely be deemed a nonbank financial company under these definitions, and as of December 31, 2013, we meet the total consolidated assets and total debt outstanding thresholds for the first stage of analysis established for designating SIFIs. Designation as a SIFI could adversely impact our operations and business if additional Federal Reserve standards result in additional costs, liquidity or capital requirements, and/or restrictions on our business activities.

Housing Finance and Housing GSE Reform. Congress continues to consider reforms for U.S. housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac. Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act). Both proposals would have direct implications for the FHLBs if enacted.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

While both proposals reflect the FHFA’s efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the FHFA as the primary Federal regulator of the FHLBs. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBs would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBs would not be issued as consolidated obligations and would not be treated as joint and several obligations of any FHLB that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for Federal Housing Administration (FHA), Department of Veterans Affairs (VA), and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBs would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of the FHLBs. Among other things, for merging FHLBs, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. In addition, the FHFA would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLB or an Enterprise. Also, the PATH Act would remove the requirement that the FHFA adopt regulations establishing standards of community investment or service for FHLBs’ members.

Congress is expected to consider these and other changes to the U.S. housing finance system in the coming months. Any of these proposals likely would have consequences for the FHLB System and the Bank’s ability to provide readily accessible liquidity to our members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBs are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Money Market Mutual Fund (MMF) Reform. In 2012, the Oversight Council proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The demand for FHLB consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, these reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

Consumer Financial Protection Bureau (CFPB) Final Rule on Qualified Mortgages. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable “safe harbor” from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the FHFA announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages.

The QM liability safe harbor could provide incentives to lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage lending and, in turn, reduce demand for our advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision - Final Capital Framework. In July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency (the OCC) adopted a final rule, and the FDIC (together with the Federal Reserve and the OCC, the Financial Regulators) adopted an interim final rule (which was amended September 10, 2013), establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The FHLBs are not required to meet Basel III requirements, but many FHLB members are subject to these

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

new requirements. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could create incentives for members to use term advances to create and maintain balance-sheet liquidity. Most of our members must begin to comply with the final rule by January 1, 2015, although some larger members were required to begin to comply by January 1, 2014.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Financial Regulators issued a proposed rule with a comment deadline of January 31, 2014, for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision that do not have substantial insurance activities, certain savings and loan holding companies, and depository institutions with $250 billion or more in total assets or $10 billion or more in consolidated total on-balance sheet foreign exposure; and to such organization's consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) to satisfy the LCR, and these HQLAs are further categorized into Levels 1, 2A or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLB consolidated obligations would be Level 2A HQLAs. At this time, the impact of this rule (if adopted) on the FHLB consolidated obligations is uncertain.

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity. On October 30, 2013, the National Credit Union Administration (NCUA) published a final rule requiring, among other things, that federally-insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLB membership as an emergency liquidity source. Accordingly, the final rule may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLB membership or advances. The final rule is scheduled to become effective March 31, 2014.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1A.    Risk Factors.

Business Risks

A prolonged downturn in the U.S. housing markets and other economic conditions, and related U.S. government policies may have an adverse impact on the business of many of our members, and our business and results of operations.

Our business and results of operations are sensitive to the housing and mortgage markets, as well as general market and economic conditions in the U.S. and our district. Slow economic recovery of the U.S. economy continues to have an impact on the business of many of our members, as well as our business and results of operations. There continue to be challenges to the ongoing recovery due to uncertainty about the U.S. fiscal situation, including on-going sequester-related fiscal tightening, the ongoing U.S. debt ceiling debate, the timing in reduction in quantitative easing by the Federal Reserve, and the possibility that global economic growth may be slower than currently anticipated. If these conditions remain unchanged or deteriorate, our business and results of operations could be adversely affected.

In 2013, adverse trends that the U.S. housing market experienced during the 2008 financial crisis continued to reverse, as evidenced by the level of home price appreciation and lower delinquency rates. If this recovery is not sustained and adverse trends reappear in the mortgage lending sector and general business and economic conditions deteriorate significantly, these factors could result in deterioration of our members' credit characteristics, which could cause them to become delinquent or to default on their advances and other credit obligations. As of February 28, 2014, we have not experienced any member payment defaults. In addition, declines in real estate prices or loan performance trends or increases in market interest rates could result in a reduction in the fair value of our collateral securing member credit and the fair value our mortgage-backed securities investments. This change could increase the possibility of under-collateralization increasing the risk of loss in case of a member's failure, or increase the risk of loss on our mortgage-backed securities investments because of additional credit impairment charges. Also, further deterioration in the residential mortgage markets could negatively affect the value of our mortgage loan portfolio and result in possibly additional realized losses if we are forced to liquidate our mortgage portfolio.

During 2013, we lost 21 members due to mergers and acquisitions, three of which resulted after members were placed into receivership by their regulator. Nineteen of these members were acquired by other members in our district and two were acquired by out-of-district institutions. To the extent that the financial services industry experiences significant consolidation or we were to lose a number of members whose business and capital stock investments are significantly substantial, our financial condition and results of operation could be adversely affected.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs. Following the financial crisis, we experienced a sharp decrease in demand for member advances. While our advances increased significantly during 2013, we do not anticipate that our advances will continue to increase at such a rapid rate. As many members continued to report to us that they have sufficient levels of liquidity and funds through deposits, have decreased the size of their balance sheets to improve their capital positions, or have accessed alternative funding sources, it is possible that our advance levels could decrease.

We may make changes in policies, programs, and agreements affecting members' access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services. As a result of these changes some members may choose to obtain financing from alternative sources. For example, we may make changes to our collateral guidelines, including changes in the value we assign to collateral which members are required to pledge to secure their outstanding obligations, including advances. To the extent that members view this tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business which may negatively impact our results of operations or financial condition. Further, many competitors are not subject to the same regulations as us, which may enable those competitors to offer products and terms that we are not able to offer.

The FHLBs also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other government-sponsored enterprises (GSEs), as well as corporate, sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. In addition, to the extent that the FHLB System experiences lower debt funding requirements, including in response to lower advance demands, our debt funding costs could increase. Any of these results could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, through its regulation of the supply of money and credit in the United States. The Federal Reserve's policies directly and indirectly influence the yield on interest-earning assets.

In response to the financial crisis of 2008, the Federal Reserve has taken several measures to depress short-term and longer-term interest rates to stabilize the U.S. housing market, including the issuance of the December 2013 guidance that the federal funds target rate would remain at exceptionally low levels until the employment rate falls below 6.5%. However, the Federal Reserve Board began its so-called "tapering" efforts in January 2014 in light of certain improvements in economic activity and labor market conditions, which consisted of modest reductions of its monthly purchases of agency MBS and longer-term Treasury securities.

These measures as well as other government measures could adversely impact us in various ways, including through lower market yields on investments and continued elevated prepayments on our higher yielding MPF Loans and securities. Given our current limitations on purchasing investments that have a term to maturity in excess of 270 days, we are subject to reinvestment risk. As a result, our net interest income, financial condition and results of operations could be adversely impacted.

Federal and state government authorities, as well as private entities that include financial institutions and residential mortgage loan servicers, have proposed, commenced, or promoted programs designed to provide homeowners with assistance in avoiding residential mortgage foreclosures. Loan modification programs, as well as future legislative, regulatory, or other actions, including amendments to the bankruptcy laws, could also result in the modification of outstanding mortgages loans. In addition, the U.S. Treasury is continuing its efforts to expand refinancing programs for homeowners whose mortgages are greater than their home value, which includes mortgages underlying private-label MBS.

Further, recent settlements involving banking regulators, the federal government, states' attorney generals and large mortgage servicers are also likely to focus on loan modifications and principal write downs. In the current interest rate environment, if these loan modification efforts result in a significant number of prepayments on mortgage loans underlying our investments in MBS, our income could be reduced as we reinvest the proceeds at a lower rate of return or decrease the scale of our balance sheet. Our income could also decline if the FHFA requires us to offer a similar refinancing option for our MPF Loans held in portfolio.

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

We are a GSE organized under the authority of the FHLB Act and are governed by Federal laws and regulations of the FHFA. From time to time, Congress has amended the FHLB Act and adopted other legislation in ways that have significantly affected the FHLBs and the manner in which the FHLBs carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the FHFA could have a negative effect on our ability to conduct business or our costs of doing business. In addition, new or modified legislation or regulations governing our members may affect our ability to conduct business or cost of doing business with our members.

The legislative and regulatory environment for us and our members continues to change as regulators continue to implement the Housing Act in 2008, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and the reforms of the Basel Committee on Bank supervision. The Dodd-Frank Act, in particular, made significant changes to the overall regulatory framework of the U.S. financial system. There are several provisions in the Dodd-Frank Act that could affect the FHLBs or their members, depending on how the various regulators decide to implement this federal law through the issuance of regulations and their enforcement activities. For example, the Financial Stability Oversight Council (Oversight Council), established by the Dodd-Frank Act, issued a final rule that established the standards and procedures for determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board. In making its determination, the Oversight Council will consider whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (e.g., FHFA). If we were designated as a nonbank financial company, we would be subject to additional Federal Reserve

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Board prudential standards, which could adversely impact our operations and business if they result in additional costs, liquidity or capital requirements, and/or restrictions on our business activities. In addition, the Oversight Council and the U.S. Securities and Exchange Commission have proposed recommendations for structural reforms to money market funds that may affect the demand for the FHLBs' consolidated obligations. Because the Dodd-Frank Act requires several regulatory bodies to carry out its provisions, the full effect of this law on us and our members remains uncertain until after the required regulations and reports to Congress are issued and implemented. See Legislative and Regulatory Developments on page 15 for more information about recent regulatory developments, including those that pertain to the Dodd-Frank Act.

Changes in the regulation or status of GSEs and their debt issuance could reduce demand or increase the cost of the FHLBs' debt issuance and adversely affect our earnings.

The FHLBs are GSEs organized under the authority of the FHLB Act and are authorized to issue debt securities to fund their operations and finance housing development in the United States. During the financial crisis, the FHLBs debt pricing came under pressure as investors perceived GSE debt securities, including those securities issued by Fannie Mae and Freddie Mac, as bearing increased risk. This increased perception of risk resulted from the negative financial performance of Fannie Mae and Freddie Mac and the FHFA's action to place them into conservatorship in September 2008. In addition, certain FHLBs had negative financial performance in the past, resulting from MBS credit impairment losses and noncompliance with regulatory capital requirements.

In response to the general decline in the U.S. housing market and overall adverse effect on the GSEs, the U.S. government initiated several programs. One example is the U.S. Treasury's financing arrangements with Fannie Mae and Freddie Mac to help them pay their obligations and fund their business activities. These financing arrangements, along with other programs initiated to stabilize the housing market, are considered temporary until the U.S. government can address reform of the GSEs.

In February 2011, the U.S. Treasury and HUD issued a joint report to the U.S. Congress as mandated by the Dodd-Frank Act. This report provided the U.S. Congress with options to consider, including a plan to wind down Fannie Mae and Freddie Mac as well as significantly reduce the U.S. government's role in housing finance. This plan outlined key reforms to address several areas in the current U.S. mortgage market with the aim to improve consumer protection, transparency to investors, underwriting standards, and other critical measures. Although the FHLBs are not the primary focus of these housing finance reforms, there are several recommendations that could affect the FHLBs' current business activities with their members, particularly large financial institutions. These recommendations include reducing and altering the composition of the FHLBs’ investment portfolios, limiting the level of advances outstanding to individual members and restricting membership to allow each financial institution, inclusive of its affiliates, to be an active member in only a single FHLB.

During 2014, the U.S. Congress continues to consider possible reforms for U.S. housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac. Legislation has been introduced in the U.S. Congress to replace Fannie Mae and Freddie Mac with a new housing finance system to support the secondary mortgage market. Additionally, two new proposals were submitted in the U.S. Congress during 2013: the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) and the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act). Both proposals would have direct implications for us if enacted. See Legislative and Regulatory Developments on page 15. Given the uncertainty and pace of these reforms, the FHLB funding costs and access to funds could be adversely affected by changes in investor's perceptions of the risks associated with the housing GSEs. Additionally, investor concerns about U.S. agency debt and the U.S. agency debt market may also adversely affect the FHLBs' competitive position and result in higher funding costs, which could negatively affect our earnings.

Changes in our statutory or regulatory requirements or policies or in their application could result in changes in, among other things, our cost of funds, liquidity requirements, retained earnings and capital requirements, accounting policies, debt issuance limits, dividend payment limits, the form of dividend payments, capital redemption and repurchase limits, permissible business activities, compliance requirements, the size, scope, or nature of our lending, investment, or MPF Program activities.

Failure to scale the size or composition of our balance sheet and our cost infrastructure to member demand for our products may have a material adverse effect on our results of operations and financial condition.

The size of our current balance sheet may decrease over time as our legacy MPF Loan portfolio pays down and our investment securities mature while we are restricted from purchasing longer-term asset classes. If we were to become a smaller sized institution, or the composition of our balance sheet significantly changes, we would be presented with challenges, such as reducing our cost infrastructure and creating a balance sheet with earning assets that would support that cost infrastructure while providing for future dividends at an appropriate level. Structuring such a balance sheet would be more challenging in a low interest rate environment. If we are unable to successfully transition our balance sheet and cost infrastructure to an appropriate composition and size scaled to member demand, our results of operations and financial condition may be negatively impacted.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Restrictions on the redemption, repurchase, or transfer of our capital stock could result in an illiquid investment for the holder.

Under the GLB Act and FHFA regulations, and our capital plan, our capital stock is subject to redemption upon the expiration of a five-year redemption period. Only capital stock in excess of a member's or former member's minimum investment requirement that was subject to a redemption request, capital stock of a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the applicable redemption period. Further, we may elect to repurchase excess stock of a member from time to time at our sole discretion without regard to the five-year redemption period. Our current practice is to repurchase excess member capital stock within three business days' after receipt of a member redemption request.

If the redemption or repurchase of capital stock would cause us to fail to meet our minimum capital requirements or cause the member or former member to fail to maintain its minimum investment requirement, then such redemption or repurchase would be prohibited by FHFA regulations and our capital plan. We also may decide to suspend the redemption of capital stock if we reasonably believe that such redemptions would cause us to fail to meet our minimum capital requirements. There is no guarantee, however, that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess capital stock. In addition, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member or nonmember shareholder may transfer any of its capital stock to another member or nonmember shareholder, we cannot provide assurance that a member or nonmember shareholder would be allowed to transfer any excess capital stock to another member or nonmember shareholder at any time. There is no guarantee, however, that a member will be able to redeem its investment even at the end of the applicable redemption period, or that we will repurchase any excess stock.

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

For further discussion of our minimum capital requirements, see Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

Prolonged limitations on the payment of dividends and repurchase of excess capital stock may adversely affect the effective operation of our business model.

Our business model is based on the goal of maintaining a balance between our housing mission and our objective to provide a reasonable return on our members' investment in the cooperative. We work to achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay a reasonable dividend on our Class B-2 membership stock and a slightly higher dividend on Class B-1 activity stock in order to recognize those members that are using advances. See Dividend Payments on page 57. Typically, our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings, and our capital declines when we purchase excess capital stock from members as their advances decline.

Under FHFA regulations, the FHLBs may pay dividends on their stock only out of previously retained earnings or current net income, and our ability to pay dividends is subject to statutory and regulatory restrictions and is dependent upon our ability to continue to generate net income. Further, the level of our dividend payments is restricted by our retained earnings and dividend policy and our current Board resolution as further described under Retained Earnings & Dividends on page 57. If we are unable to maintain a reasonable level of net income, we may become unable to pay dividends or the level of dividends could be significantly reduced.

The amount of retained earnings available to an FHLB to pay dividends may also be limited by the provisions of the Joint Capital Enhancement Agreement as further discussed in Joint Capital Enhancement Agreement with Other FHLBs on page 58.

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

Under the GLB Act, holders of Class B Stock own the retained earnings, surplus, undivided profits, and equity reserves of the Bank. Our capital plan provides that, with respect to a liquidation of the Bank, after payment to creditors, Class B Stock will be redeemed at par, or pro rata if liquidation proceeds are insufficient to redeem all of the Capital Stock in full. Any remaining assets will be distributed on a pro rata basis to those members that were holders of Class B Stock immediately prior to such liquidation. With respect to a merger or consolidation affecting us, members will be subject to the terms and conditions of any plan of merger and/or terms established or approved by the FHFA. Our capital plan also provides that its provision governing liquidation or merger is subject to the FHFA's statutory authority to prescribe regulations or orders governing liquidation, reorganization, or merger of an FHLB. Although our members would have an opportunity to ratify any merger agreement in a voluntary merger between us and another FHLB, we cannot predict how the FHFA might exercise its authority with respect to liquidations or reorganizations, or whether any actions taken by the FHFA in this regard would be inconsistent with the provisions of our capital plan or the rights of holders of Class B Stock in the retained earnings of the Bank.

Compliance with regulatory contingency liquidity guidance could restrict investment activities and adversely impact net interest income.

We are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two hypothetical scenarios for the treatment of maturing advances as described in Liquidity Measures on page 49. This regulatory guidance is designed to provide sufficient liquidity and to protect against temporary disruptions in the capital markets that affect the FHLB System's access to funding. To satisfy this liquidity requirement, we maintain increased balances in short-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. Net interest income on investments and advances may be reduced. Also, to the extent that short-term advance pricing is increased, our short-term advances may be less competitive, which may adversely affect advance levels and our net interest income.

Failure to meet minimum regulatory capital requirements could affect the FHLBs' ability to conduct business and could adversely affect their earnings.

Each FHLB is subject to certain minimum capital requirements under the Gramm-Leach-Bliley Act of 1999, which amended the FHLB Act, and FHFA rules and regulations that include total capital, leverage capital, and risk-based capital requirements. The risk-based capital requirement is equal to the sum of an FHLB's credit-risk, market-risk, and operations-risk capital requirements. Only permanent capital, which is defined as retained earnings and the amounts paid for Class B capital stock, can satisfy the risk-based capital requirement. The operations-risk capital requirement is affected by increases in credit-risk and market-risk capital requirements because the operations-risk capital requirement is equal to 30 percent of the sum of the credit-risk and market-risk capital requirements.

Rating downgrades on individual investments may cause the total credit-risk-based capital requirement to rise. Declines in the fair value of an FHLB's investments below certain levels increase that FHLB's market-risk capital requirement. A decline in the market value of private-label mortgage-backed securities may significantly increase an FHLB's market-risk, credit-risk, and operations-risk capital requirements, which could lead to a risk-based capital deficiency.

If we are unable to satisfy our minimum capital requirements, we could be subject to certain capital restoration requirements and prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA, which could adversely affect a member's investment in our capital stock. Furthermore, any suspension of dividends and/or capital stock repurchases and redemptions could decrease member confidence, which in turn could reduce advance demand and net income should members elect to use alternative sources of wholesale funding. As a result of a risk-based capital shortfall, investors could perceive an increased level of risk or deterioration in our performance, which could result in a downgrade in our outlook or our short- or long-term credit ratings. For further discussion of our minimum regulatory capital requirements, see Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Market Risks

As our legacy MPF Loan portfolio decreases and as our investment securities mature, we may experience a future reduction in our net interest income, which may negatively impact our results of operations and financial condition.

Our current business strategy is to limit the concentration of our MPF Loan portfolio relative to our total assets which has resulted in our MPF Loan portfolio decreasing by 26% during 2013. In addition, as discussed in Investments on page 11, we are not permitted to purchase investments that have a term to maturity in excess of 270 days without prior approval from the FHFA. We expect that our overall earning potential may be negatively impacted, as the size of our legacy MPF Loan portfolio and investment securities decrease over time.

A sustained period of low interest rates, rapid changes in interest rates or an inability to successfully manage interest-rate risk could have a material adverse effect on our net interest income.

We realize income primarily from the spread between interest earned on our outstanding advances, MPF Loans and investments less the interest paid on our consolidated obligations and other liabilities. Our financial performance is affected by fiscal and monetary policies of the U.S. government and its agencies, in particular, the Federal Reserve Board's policies to depress short-term and long-term interest rates to stabilize the U.S. housing market. Therefore, our ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of our asset and liability management activities and our level of net interest income. We use a number of measures in our efforts to monitor and manage interest rate risk, including income simulations and duration, market value and convexity sensitivity analyses.

Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is difficult. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets. These assumptions are inherently uncertain and they cannot precisely estimate net interest income and the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Volatility and disruption in the credit markets may have resulted in a higher level of volatility in our interest-rate risk profile and could negatively affect our ability to manage interest-rate risk effectively.

The effect of interest rate changes can be exacerbated by prepayment and extension risk, which is the risk that mortgage-based investments will be refinanced by the borrower in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase and may result in increased premium amortization expense and substandard performance in our mortgage portfolio as we experience a return of principal that we re-invest in a lower rate environment and shorter-term assets due to our 270-day investment restriction. While these prepayments would reduce the asset balance, the associated debt may remain outstanding. See Quantitative and Qualitative Disclosures about Market Risk on page 78 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

The Dodd-Frank Act has also resulted in new statutory and regulatory requirements for derivative transactions, including those transactions we use to hedge interest rate and other risks. As a result of these requirements, beginning in June 2013, certain interest-rate swap transactions are required to be cleared through a third-party central clearinghouse and transacted either directly with a registered swap dealer or through swap execution facilities. Additionally, initial and variation margin is required to be posted for cleared derivatives. The Commodity Futures Trading Commission (CFTC) is expected to issue additional mandatory clearing determinations for other derivative transactions. Furthermore, while we continue to enter into uncleared trades on a bilateral basis, those trades will be subject to additional regulatory requirements, including new mandatory reporting requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Any of these margin and capital requirements could adversely affect the liquidity and pricing of derivative transactions entered into by us, making derivative trades more costly and less attractive as risk management tools. See Note 9 - Derivatives and Hedging Activities to the financial statements for additional information regarding new requirements for our derivative transactions.

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. The severe financial and economic disruptions during the financial crisis of 2008, and the U.S. government's dramatic measures enacted to mitigate the effects, have affected the FHLBs' funding costs and practices. Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on the ability of the FHLB System to issue debt frequently to meet member demand and to refinance our existing outstanding consolidated obligations at attractive rates, maturities and call features, when needed.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLB consolidated obligations.

The U.S. Congress is expected to continue consideration of possible reforms to the U.S. housing finance system. If there are changes to the status, regulation, policies or programs relating to the housing GSEs that impact investors' perception of the systemic risks associated with the housing GSEs, the FHLBs' funding costs and access to funds could be adversely affected. See Legislative and Regulatory Developments on page 15.

We have a significant amount of discount notes outstanding with maturities of one year or less. We are exposed to liquidity risk if there is any significant disruption in the short-term debt markets. If a disruption were prolonged, we may not be able to obtain funding on acceptable terms. Any significant disruption that would prevent us from re-issuing discount notes for an extended period of time as they mature may require us to recognize into income up to $680 million of currently open deferred hedge costs out of other comprehensive income. Without access to the short-term debt markets, the alternative longer-term funding, if available, would increase funding costs and could cause us to increase advance rates, potentially adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations, and the value of FHLB membership.

Our funding costs and/or access to the capital markets and demand for certain of our products could be adversely impacted by any changes in the credit ratings for FHLB System consolidated obligations or our individual credit ratings.

FHLB System consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBs have joint and several liability for all FHLB consolidated obligations, negative developments at any FHLB may affect these credit ratings or result in the issuance of a negative report regardless of an individual FHLB's financial condition and results of operation. In addition, because of the FHLBs' GSE status, the credit ratings of the FHLBs and the FHLB System are generally constrained by the long-term sovereign credit rating of the U.S. government.  If the U.S. government fails to adequately address, based on the credit rating agencies' criteria, its fiscal budget process or statutory debt limit, downgrades to the U.S. sovereign credit rating and outlook may occur. As a result, similar downgrades in the credit ratings and outlook on the FHLBs and FHLB System consolidated obligations may occur even though they are not obligations of the United States.

Although credit rating actions in recent years have not had a material effect on the FHLBs funding costs, uncertainty remains regarding possible longer-term effects resulting from these downgrades. Any future downgrades may result in higher FHLB funding costs and/or disruptions in access to the capital markets and our ability to maintain adequate liquidity. Any reduction in our individual Bank ratings may also trigger additional collateral posting requirements under certain of our derivative instruments. Further, member demand for certain of our products, such as letters of credit, is influenced by our credit rating and a downgrade of our credit rating could weaken member demand for such products.

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

Under the FHLB Act, we are jointly and severally liable with other FHLBs for consolidated obligations issued through the Office of Finance. If another FHLB defaults on its obligation to pay principal or interest on any consolidated obligation, the FHFA has the ability to allocate the outstanding liability among one or more of the remaining FHLBs on a pro rata basis or on any other basis that the FHFA may determine. The likelihood of triggering our joint and several liability obligation depends on many factors, including the financial condition and financial performance of other the other FHLBs. For example, to the extent one or more FHLBs had significant unsecured credit exposures outstanding at the time of counterparty failure, the affected FHLBs may fail to meet their obligations to pay principal or interest on consolidated obligations. If we were required by the FHFA to make payment on consolidated obligations beyond our primary obligation, our financial condition, and results of operations could be negatively affected.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We are subject to various risks on our FFELP ABS investments.

Our FFELP ABS investments are securitizations of student loans that are guaranteed by guarantee agencies whose guaranties are reinsured by the U.S. Department of Education, or re-securitizations of such FFELP ABS. As of December 31, 2013, we held $6.8 billion of FFELP ABS investments.

We are subject to basis risk on these FFELP ABS because the Department of Education is responsible for making interest subsidy payments at a rate that is different from the rate on our FFELP ABS investments. Beginning on April 1, 2012, the Department of Education permitted holders of FFELP loans to permanently change this interest subsidy payment index rate from the previous 3-month commercial paper rate to a 1-month LIBOR rate plus a spread. Most FFELP ABS, including those we hold, pay a floating interest rate at 3-month LIBOR plus a spread. As of December 31, 2013, all FFELP ABS that the Bank holds now reflect an interest subsidy payment rate of 1-month LIBOR plus a spread. Although the change in interest subsidy payments from a 3-month commercial paper rate to a 1-month LIBOR rate reduces the volatility in basis risk now that both the ABS and interest subsidy rates are indexed to LIBOR, we remain subject to basis risk to the extent that these different LIBOR tenors do not move together in the future.

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

We are exposed to credit risk principally through advances or commitments to our members, MPF Loans, MI providers, derivatives counterparties, unsecured counterparties and issuers of investment securities or the collateral underlying them. We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. In addition, we have exposure to credit risk because fair value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions and mortgage assets. Financial institutions have presented a higher degree of credit risk because of the downturn in the housing and capital markets.

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

Advances. The U.S. housing market remains exposed to significant credit risk as the U.S. financial markets stabilize. As a result, many financial institutions, including our members, remain under financial stress exposing us to greater risk that one or more of our members may default on their outstanding obligations to us, including the repayment of advances.

To protect against credit risk for advances, we require advances to be collateralized and have policies and procedures in place to reasonably estimate the value of the collateral. In order to remain fully collateralized, we may require a member to pledge additional collateral, when deemed necessary. This requirement may adversely affect those members that lack additional assets to pledge as collateral. If members are unable to secure their obligations, our advance levels could decrease.

If a member defaults on its obligations, or the FDIC, or any other applicable receiver, fails either to promptly repay all of that failed institution's obligations or to assume the outstanding advances, then we may be required to liquidate the collateral pledged by the failed institution. The volatility of market prices and interest rates could affect the value of the collateral we hold as security for the obligations of our members. The proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations or the operational cost of liquidating the collateral. Default by a member with significant outstanding obligations to us could adversely affect our results of operations and financial condition.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

As we continue to work toward building a stronger cooperative and increasing advances by adding new members, we are actively focusing on institutions that have not traditionally been a large part of our membership, such as insurance companies, community development financial institutions, and housing associates. As we increase our membership to include more non-federally insured members, we face uncertainties surrounding the possible resolution of those members, in part due to our lack of experience in dealing with their regulators and any receivers and other liquidators that may be involved in the resolution of these members. Although we will closely monitor our credit and collateral agreement processes for this segment of members, we may experience credit losses and our business may be adversely affected if we are unable to sufficiently collateralize our risk exposures in the event of potential default by or resolution of these members.

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

If we experience further disruptions in the credit markets, it may increase the likelihood that one of our derivatives counterparties fails to meet their obligations to us. In addition, the recent volatility of market prices could adversely affect the value of the collateral we hold as security for the obligations of these counterparties. See Derivative Counterparties on page 77 for a description of derivatives credit exposure.

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

Federal Funds. We invest in Federal Funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. Because these investments are unsecured, our credit policies and FHFA regulations restrict these investments to short term maturities and certain eligible counterparties. If the credit markets experience further disruptions, it may increase the likelihood that one of our Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds investments, see Unsecured Short-Term Investments Credit Exposure on page 64.

Securities Purchased under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See the table in Investments on page 66 for a summary of counterparty credit ratings for these investments.

The MPF Loans that we hold on our balance sheet and MPF Xtra loans that we sell to Fannie Mae have different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The MPF Program, as compared to our advances products, is more susceptible to credit losses. In recent years, as a result of the weak U.S. housing market, we experienced higher delinquency rates, default rates, and average loan loss severity contributing to increased credit losses on our MPF Loan portfolio. Although the U.S. housing market improved during 2013, it remains fragile and susceptible to delinquency as a result of high unemployment rates. We decreased our allowance for credit losses from $42 million at the previous year-end to $29 million at year-end 2013 consistent with the general positive trends in the housing markets and smaller portfolio of MPF Loans held on our balance sheet. However, to the extent that economic conditions weaken and regional or national home prices decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future. We are exposed to losses on our MPF Loans through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from CE Fees. Our FLA exposure as of December 31, 2013 is $150 million. The next layer of losses after the FLA is allocated to the PFI, or SMI, as applicable, through the CE Amount. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

deterioration and default on their credit enhancement obligations, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product. If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase the MPF Loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Loan is viable, we can require the PFI to repurchase that MPF Loan from us or indemnify us for related losses. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio. As of December 31, 2013, we had $56 million of repurchase requests and indemnifications outstanding to PFIs related to MPF Xtra loans. Because repurchase requests from Fannie Mae may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests received as of a particular date may not reflect total repurchase liability for loans outstanding as of that date. In certain circumstances, Fannie Mae may not make a repurchase or indemnification request until a loan becomes past due or defaults.
In 2013, we enhanced our quality assurance practices and have increased the number of loans reviewed consistent with industry practices, including recent changes to Fannie Mae requirements. Because of the increased number of loan files being reviewed, the number of defects identified may increase, resulting in an increased number of repurchase requests or indemnifications. However, some repurchase requests may not ultimately require us or the PFI to repurchase the loan because we and the PFI may be able to resolve the purported defect. Some of our PFIs from whom we may request repurchase or seek indemnification are highly leveraged and have been adversely affected by recent economic and housing market conditions and disruptions in the financial and credit markets, which may impact their ability to fulfill their indemnification or repurchase obligations to us. Although we require members to pledge collateral to secure all credit outstanding, only in certain cases do we require PFIs to collateralize repurchase obligations and indemnifications given their credit condition and size of their repurchase obligation or indemnification. In the event that a PFI becomes insolvent or otherwise defaults on its repurchase or indemnification obligation to us and we cannot offset the credit loss amount against collateral provided by the PFI, we could experience losses on MPF Loans.
We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions or a natural disaster, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 76.

For a description of the MPF Program, our obligations with respect to credit losses and the PFI's obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance Program on page 7.

Increased delinquency rates, loan modifications, or legal actions could result in additional credit losses on mortgage loans that back our private-label MBS investments, which could adversely affect the yield on or value of these investments.

Prior to February 2007, we invested in private-label MBS, which are backed by subprime, prime, and alternative documentation or Alt-A mortgage loans. We held private-label MBS with a carrying amount of $1.3 billion at December 31, 2013 and recorded no OTTI charges for 2013. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities were subsequently downgraded and sustained realized or projected credit losses due to economic conditions and housing market trends. The depth and duration of these trends continues to affect the market for these private-label MBS, resulting in relatively lower market prices, even though some improvement in the combined fair value of these MBS has been experienced. See Investments on page 64 for a description of these securities.

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

Although the overall U.S. housing market showed signs of recovery in 2013, it remains susceptible to loan delinquencies and loan modifications (including reductions in principal or interest payments) on mortgage loans. If positive trends in the housing markets and housing prices reverse or are less than projected, there may additional credit losses from other-than-temporary impairments. For example, slower economic recovery, in either the U.S. as a whole or in specific regions of the country, or delays in foreclosures could result in higher delinquencies, increasing the risk of credit losses that adversely affect the yield or value of these securities.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Loan modification programs, settlements with the banking regulators, the federal government and the nation's largest mortgages servicers and states' attorneys generals, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, may adversely affect the value of our private-label MBS investments.

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

Improper disclosure of personal data could result in liability and harm our reputation.

Our operations rely on the secure processing, storage, and transmission of a large volume of personally identifiable information of mortgage loan borrowers, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. The continued occurrence of high-profile data breaches at other institutions provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information that we or our vendors store and manage. Improper disclosure of this information could harm our reputation, lead to legal exposure to borrowers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Failures or interruptions in our information systems and other technology may adversely affect our ability to effectively conduct and manage our business.

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

We purchase a significant portion of our data center services, including disaster recovery capabilities, from third party vendors, and if our vendors fail to adequately perform the contracted services in the manner necessary to meet our needs, our business, financial condition, and results of operations may be harmed.

We have engaged various vendors to provide us with data center outsourcing services that include hardware, software support and technology services. Any failure, interruption, or breach in security of these systems, or any disruption of service could result in failures or interruptions in our ability to conduct business. There is no assurance that if or when such failures do occur, that they will be adequately addressed by us or the third parties on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, and results of operations.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of February 28, 2014, we occupy 95,105 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601.  We also maintain 5,553 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

Item 3. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. The litigation was brought in state court in the states of Washington, California and Illinois. The Washington action has been resolved and was dismissed with prejudice on December 5, 2013. The California action has been resolved and was dismissed with prejudice on January 27, 2014. The Illinois action, which currently relates to 23 private label MBS bonds with an aggregate original principal amount of $1.73 billion, is proceeding in discovery.
In the Illinois action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. Defendants in the Illinois litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Barclays Capital Inc.; Credit Suisse Securities (USA) LLC, HSBC Securities (USA) Inc.; Goldman Sachs & Co., RBS Securities Inc.; Sand Canyon Acceptance Corporation, N.A.; Morgan Stanley & Co., Incorporated; PNC Investments LLC; and Sequoia Residential Funding, Inc.
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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B-1 stock and Class B-2 stock which, under the Bank's capital plan has a par value of $100 per share. As of February 28, 2014, we had 16,542,125 shares of capital stock outstanding, including 46,740 shares of mandatorily redeemable capital stock. At February 28, 2014, we had 755 stockholders of record. For details on our capital plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

Information regarding our dividends, including regulatory requirements and restrictions, is set forth in the Retained Earnings & Dividends section on page 57.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. The former members have withdrawn from membership or have merged with out-of-district institutions, but continue to hold capital stock. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 54.

As of	December 31, 2013	December 31, 2012
Commercial banks	$1,084	$1,145
Thrifts	278	308
Credit unions	114	103
Insurance companies	194	94
Community Development Financial Institutions	—	—
Total	1,670	1,650

We repurchased excess capital stock from members totaling $357 million during 2013 and $886 million in 2012, as further discussed in the Repurchase of Excess Capital Stock section on page 56.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 6.    Selected Financial Data.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2013	2012	2011	2010	2009
Net income (loss)	$343	$375	$224	$366	$(65)
Total assessments	33	42	47	132	—
Interest expense [a]	1,061	1,344	1,707	1,997	2,376
Earnings, as adjusted	$1,437	$1,761	$1,978	$2,495	$2,311

Fixed charges:
Interest expense [a]	1,061	1,344	1,707	1,997	2,376
Total fixed charges	$1,061	$1,344	$1,707	$1,997	$2,376

Ratio of earnings to fixed charges	1.35	1.31	1.16	1.25	n/a [b]

[a]	Excludes interest portion of rental expense which was immaterial for all periods.

[b]	Earnings were insufficient to cover fixed charges by $65 million for 2009.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of or for the years ended December 31,	2013		2012	2011		2010		2009
Selected statements of condition data
Total investments [a]	$36,402		$40,750	$40,503		$46,239		$36,793
Advances	23,489		14,530	15,291		18,901		24,148
MPF Loans held in portfolio, gross	7,724		10,474	14,163		18,327		23,852
Less: allowance for credit losses	(29)		(42)	(45)		(33)		(14)
Total assets	68,797		69,584	71,255		84,116		88,074
Consolidated obligations -
Discount notes	31,089		31,260	25,404		18,421		22,139
Bonds	31,987		32,569	39,880		57,849		58,225
Total consolidated obligations, net	63,076		63,829	65,284		76,270		80,364
Mandatorily redeemable capital stock	5		6	4		530		466
Capital stock	1,670		1,650	2,402		2,333		2,328
Total retained earnings	2,028		1,691	1,321		1,099	[b]	708	[c]
Accumulated other comprehensive income (loss)	67		107	(431)		(483)		(658)
Total capital	3,765		3,448	3,292		2,949		2,378
Other selected data at period end
MPF Xtra loan volume funded - total system	$4,671		$6,941	$2,818		$3,411		$3,319
MPF Xtra loan volume funded - Chicago PFIs	2,214		3,636	1,771		2,548		2,973
MPF Xtra loans outstanding [d]	13,964		11,348	7,234		5,655		3,247
Regulatory capital to assets ratio [e]	5.38%		4.81%	6.35%		5.90%		5.11%
Market value of equity to book value of equity	116%		102%	90%		88%		71%
All FHLBs consolidated obligations outstanding (par)	$766,837		$687,902	$691,868		$796,374		$930,617
Number of members	759		762	767		775		792
Total employees (full and part time)	355		329	296		300		329
Total investments as a percent of total assets	53%		59%	57%		55%		42%
Advances as a percent of total assets	34%		21%	21%		22%		27%
MPF Loans as a percent of total assets	11%		15%	20%		22%		27%
Selected statements of income data
Net interest income before provision for credit losses	$450		$572	$537		$777		$580
Provision for (reversal of) credit losses	(2)		9	19		21		10
OTTI (loss), credit portion	—		(15)	(68)		(163)		(437)
Other non-interest gain (loss) excluding OTTI	(1)		(20)	5		36		(70)
Non-interest expense	75	[f]	111	184	[f]	131		128
Net income (loss)	343		375	224		366		(65)
Cash dividends	6		5	2		—		—
Selected annualized ratios and data
Return on average assets	0.53%		0.54%	0.28%		0.41%		(0.07)%
Return on average equity	9.69%		12.90%	7.22%		14.00%		(3.24)%
Average equity to average assets	5.48%		4.19%	3.93%		2.95%		2.23%
Non-interest expense to average assets	0.16%		0.16%	0.17%		0.15%		0.14%
Net yield on average interest-earning assets	0.71%		0.84%	0.69%		0.89%		0.65%
Return on average Regulatory Capital spread to three month LIBOR index	9.74%		11.67%	5.14%		9.58%		(2.49)%
Dividend payout ratio	1.75%		1.32%	1.04%		—%		—%

[a]	Total investments includes investment securities, Federal Funds sold, and securities purchased under agreements to resell.

[b]
Effective July 1, 2010, we selected and applied the fair value option to certain government agency held-to-maturity MBS pursuant to a new FASB issuance. We recorded a cumulative effect adjustment increasing beginning July 1, 2010 retained earnings by $25 million.

[c]
Effective January 1, 2009, we recorded a cumulative effect adjustment increasing retained earnings by $233 million to account for non-credit losses we previously recorded against earnings pursuant to a new FASB issuance governing OTTI accounting.

[d]
MPF Xtra loans are in our held for sale portfolio on our statements of condition, but have a carrying amount of zero since these mortgage loans are purchased from PFIs and concurrently resold to Fannie Mae.

[e]
Effective January 1, 2012, we implemented a new capital plan that resulted in a change to the calculation of our regulatory capital to assets ratio. See Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

[f]
December 31, 2011, non-interest expense included an additional $50 million charge for AHP. In April of 2013, we reversed this $50 million charge after we received approval from the FHFA and our Board of Directors to implement the Community First Fund. See Note 12 - Assessments to the financial statements.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

2013 Financial Highlights

•
We recorded net income of $343 million for 2013, lower than the $375 million earned in 2012. We attribute the decrease primarily to declines in advance prepayment fees and interest income on our declining MPF Loan and investment portfolios during 2013, which was partially offset by settlements in the amount of $99 million in connection with our private-label MBS litigation.

•
We repurchased and extinguished certain higher-cost debt, funded in part using our private-label MBS settlement income, which resulted in a loss of approximately $118 million in other non-interest gain (loss) during 2013. We expect these debt extinguishments to reduce future interest expense.

•
We took steps to position the Bank to absorb mild rate increases and market volatility throughout 2013; as a result, our derivatives and hedging activities gain was $12 million in 2013, up from the loss of $1 million in 2012.

•	We did not have any other-than-temporary impairment (OTTI) charges on our private-label MBS portfolio in 2013, compared to $15 million in OTTI charges in 2012.

•
Non-interest expenses decreased in 2013, primarily due to the reversal of a previous charge of $50 million relative to our Community First Fund. In 2013, non-interest expenses were $75 million compared to $111 million for 2012.

•	Advances outstanding at year-end 2013 were $23.5 billion, 62% higher than the previous year-end level of $14.5 billion.

•
MPF Loans held in portfolio declined $2.7 billion in 2013 to $7.7 billion. These reductions are a direct result of our 2008 decision not to add MPF Loans to our balance sheet. In addition, the mortgage market is shifting from a refinance to purchase market. MPF Xtra loan volume decreased from $6.9 billion for the program overall during 2012 to $4.7 billion during 2013. MPF Xtra loan volume for our PFIs was $3.6 billion in 2012 and $2.2 billion in 2013, representing nearly half of all MPF Xtra loan volume during this time.

•	Total investment securities decreased 8% to $31.4 billion in 2013, reflecting our current investment restriction which limits our ability to acquire longer-term investments.

•	Total assets were $68.8 billion at year end, a decrease of $787 million (or 1%) compared to 2012, as advance growth helped offset the declines in investment securities and MPF Loans.

•
As a result of our strong net income, our retained earnings grew $337 million (net income of $343 million less $6 million of dividends) to more than $2 billion. Our strong earnings over the past several years have substantially increased our retained earnings and allowed us to introduce the new initiatives described below.

•
We awarded $30 million through our competitive Affordable Housing Program (AHP) to help finance 104 affordable housing projects (4,816 affordable housing units) located primarily in Illinois and Wisconsin. This is nearly double the number of projects that received an AHP award the previous year. Based on 2013 earnings, the Bank’s 2014 annual AHP contribution is $21 million for competitive AHP and $11 million for our Downpayment Plus® Program.

•	We remain in compliance with all of our regulatory capital requirements.

Summary and Outlook

Using Retained Earnings to Benefit Members’ Business

In 2013, our retained earnings grew to more than $2 billion. This first enabled the completion of our stock repurchase program and the normalization of stock repurchases for all of our members. Then, our growing financial strength allowed us to offer the Reduced Capitalization Advance Program (RCAP) during the fourth quarter of 2013 to lower the cost of borrowing by providing term advances at a reduced capital stock requirement. Fifty-six members borrowed $9.5 billion in advances through the RCAP. Of these 56 members, 46 are community lenders.

We also began a program to pay a higher dividend for our Class B1 activity-based stock, yet another way of rewarding members that use the Bank for advances. We continued to pay a dividend rate on Class B2 membership stock that is consistent with a money-market rate.

Subject to our performance in the future, we plan to continue to build retained earnings so that we can support members’ short-term financing needs in all economic scenarios and maintain the liquidity of members’ capital stock investment in the Bank. And, as demonstrated through RCAP, we plan to continue offering ways to provide members with greater leverage to borrow from the Bank.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2013 Key Achievements

In addition to using our retained earnings to provide members with long-term benefits, we introduced or completed several other member-focused initiatives in 2013. For example:

•
We actively promoted letters of credit (LOCs) to our members and to municipalities that deposit funds with our members. As a result, letters of credit usage continued to grow as members freed up securities and improved their overall liquidity. Eighty-three members executed new LOCs in 2013, bringing the total number of members with LOCs outstanding in 2013 to 114.

•
We expanded collateral eligibility, which allowed members to increase their existing borrowing capacity as well as increase total collateral value year-over-year by 35%, or $15.3 billion. Total collateral value in excess of the amount required to secure members’ outstanding obligations to the Bank has increased year-over-year by 22%, or $6.1 billion, which gives members more capacity to execute advances and letters of credit in the future.

•
We completed the rollout of eBanking; members are now initiating wire transfers and taking down advances electronically. In fact, we completed our first advance in excess of $100 million through eBanking in September.

•	We continued to invest in the improvement of our current MPF Program infrastructure while also evaluating and beginning to build the infrastructure for additional MPF products.

•	Several FHLBs joined or rejoined the MPF Program, including Dallas, Seattle, and San Francisco. We now support eight other FHLBs through the MPF Program.

•	We prepared for the rollout of the Community First Fund, an innovative credit facility designed to support affordable housing and economic development in our two-state district.

•
We hosted several hundred members at a variety of Bank-sponsored conferences in 2013, including a number of new events: a business technology conference; a conference for members that wanted to learn more about selling into the secondary mortgage market; and seven collateral workshops across the 7th District.

Goals for 2014

We continue to position the Bank to achieve our two strategic goals:

•
Building the member-focused Bank, which involves focusing all areas of the Federal Home Loan Bank of Chicago to conduct a meaningful dialogue with our members about their business and to innovate and deliver excellent products and services to them.

•
Building the MPF Program platform, which is rapidly becoming accepted by most of the other FHLBs as the mortgage aggregation platform for the FHLB System. The platform will serve members of the FHLB System by providing community lenders across the U.S. with access to the secondary mortgage market and a growing array of outlets for the loans they originate.

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

Net interest income is also impacted by fair value and cash flow hedging activity. The low interest rate environment results in negative net interest settlements attributable to open derivative hedges and the amortization of hedge adjustments of closed derivative hedges also reduces net interest income. For further details see the tables of Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option on page 43.

The following tables present the increase or decrease in interest income and expense before the provision for credit losses due to volume or rate variances. Any change due to the combined volume/rate variance has been allocated ratably to volume and rate. The calculation of these components includes the following considerations:

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

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2013 compared to 2012

	2013			2012			Increase (decrease) due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and/or deposit income	$9,542	$9	0.09%	$6,377	$10	0.16%	$5	$(6)	$(1)
Investment securities	29,724	928	3.12%	35,356	1,119	3.16%	(178)	(13)	(191)
Advances	15,195	175	1.15%	14,396	241	1.67%	13	(79)	(66)
MPF Loans held in portfolio	8,775	399	4.55%	12,002	546	4.55%	(147)	—	(147)
Total Interest Income on Assets	63,236	1,511	2.39%	68,131	1,916	2.81%	(307)	(98)	(405)
Consolidated obligation discount notes	23,820	288	1.21%	26,656	307	1.15%	(33)	14	(19)
Consolidated obligation bonds	35,276	716	2.03%	37,329	980	2.63%	(54)	(210)	(264)
Subordinated notes	994	57	5.73%	1,000	57	5.70%	—	—	—
Total Interest Expense on Liabilities	60,090	1,061	1.77%	64,985	1,344	2.07%	(87)	(196)	(283)
Net yield on interest-earning assets	$63,236	$450	0.71%	$68,131	$572	0.84%	$(220)	$98	$(122)

Net interest income changed mainly due to the following:

•
Investment income declined primarily due to the decline in average investment balances as securities matured or paid down. We continue to operate under an FHFA required Board resolution to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For further discussion, see Investments on page 11. We expect our investment portfolio to continue to decline over time as a result of this limitation.

•
Interest income from advances decreased primarily due to the decline in average yield on advances, largely due to a decline in advance prepayment fees in 2013 as detailed in Note 4 - Interest Income and Interest Expense to the financial statements. Throughout 2012, we recognized higher prepayment fee income as many members elected to restructure their outstanding advances to take advantage of the extended low interest rate environment. The majority of these restructured advances were treated as new advances for accounting purposes and therefore, the related prepayment fees were recognized as income in the period of termination.

•
Interest income from MPF Loans continued to decline as expected due to the decreased volume of MPF Loans outstanding, a result of not adding MPF Loans to our balance sheet. Although market mortgage rates began to climb slightly in 2013, we did not experience an increased yield on our MPF Loan portfolio as we are not adding a material amount of new loans to the portfolio at this time. This rate increase may slow the rate of prepayments in our MPF Loan portfolio.

•
Interest expense on our consolidated obligations decreased primarily as higher coupon bonds matured, debt was retired, and as the overall level of debt outstanding declined. During 2013 as higher cost consolidated obligation bonds continued to mature, we were able to replace them with newly issued debt at lower rates.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2012 compared to 2011

	2012			2011			Increase (decrease) in net interest due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and/or deposit income	$6,377	$10	0.16%	$7,349	$8	0.11%	$(1)	$3	$2
Investments	35,356	1,119	3.16%	38,715	1,240	3.20%	(107)	(14)	(121)
Advances	14,396	241	1.67%	15,925	259	1.63%	(25)	7	(18)
MPF Loans held in portfolio	12,002	546	4.55%	15,778	737	4.67%	(176)	(15)	(191)
Total Interest Income on Assets	68,131	1,916	2.81%	77,767	2,244	2.89%	(309)	(19)	(328)
Securities sold under agreements to repurchase	—	—	—%	1,172	17	1.45%	(17)	—	(17)
Consolidated obligation discount notes	26,656	307	1.15%	21,061	357	1.70%	95	(145)	(50)
Consolidated obligation bonds	37,329	980	2.63%	50,739	1,276	2.51%	(337)	41	(296)
Subordinated notes	1,000	57	5.70%	1,000	57	5.70%	—	—	—
Total Interest Expense on Liabilities	64,985	1,344	2.07%	73,972	1,707	2.31%	(259)	(104)	(363)
Net yield on interest-earning assets	$68,131	$572	0.84%	$77,767	$537	0.69%	$(50)	$85	$35

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

•
Interest income from advances decreased primarily due to the decline in average outstanding balances as members either prepaid their advance balances or elected not to renew advances that matured during this time. The increased yield on advances partially offset this decline primarily as a result of higher advance prepayment fees of $65 million, net, compared to $23 million a year prior. Members elected to restructure their outstanding advances with us to take advantage of the extended low interest rate environment in 2012. The majority of these restructurings were treated as new advances for accounting purposes and the related prepayment fees were recognized as income in the period of termination.

•
MPF Loans outstanding continue to decrease as a result of our not adding MPF Loans to our balance sheet. Yields on MPF Loans declined slightly as the higher yield loans in our portfolio are experiencing a higher prepayment rate relative to lower yielding loans. The speed of prepayments on a percentage basis increased in 2012 compared to 2011 as the mortgage market's interest rates declined and the housing market improved, making it more advantageous for borrowers to refinance or sell their properties. When an MPF Loan prepays, any remaining closed basis adjustment related to that loan is immediately recognized and this may cause volatility in interest income as mortgage prepayment activity fluctuates as interest rates rise or fall.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

For the years ended December 31,	2013	2012	2011
Net other-than-temporary impairment (OTTI) charges, credit portion	—	(15)	(68)
Trading securities	(13)	(43)	(61)
Derivatives and hedging activities	12	(1)	70
Instruments held under fair value option	—	2	(12)
Early extinguishment of debt	(118)	—	(20)
Litigation settlement awards	99	—	15
Other, net	19	22	13
Total non-interest gain (loss)	(1)	(35)	(63)

OTTI impairment charges, credit portion

As the economic conditions, and thus the significant inputs used to value our securities stabilized, we did not record additional OTTI in 2013. As we actively monitor the credit quality of our MBS, it is not possible to predict whether we will have additional OTTI charges in the future. Future charges will depend on many factors including economic, financial market, and housing market conditions; and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans increase, and/or there is a further decline in residential real estate values, we could experience additional losses on these investment securities. See Critical Accounting Estimates on page 62 for a discussion on the sensitivity of OTTI to significant inputs based on an adverse case scenario.

Early extinguishment of debt

We repurchased and extinguished certain higher-cost debt, funded in part using our litigation settlement awards, which resulted in a loss of $118 million in 2013. We expect these debt extinguishments to reduce future interest expense.

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. We reached settlements in connection with a number of these defendants during 2013, and we continue to pursue litigation related to these matters. We cannot predict to what extent we will succeed in reaching settlements on this remaining litigation. See Item 3. Legal Proceedings on page 31 for further details.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Most of our total net effect losses from hedging activities were recorded as components of net interest income. This was primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedge relationships. Impacts of these items are detailed in the following table.

	Advances		Investments	MPF Loans	Discount Notes	Bonds	Total
Year ended December 31, 2013
Amortization/accretion of fair value hedges	$5		$—	$(32)	$—	$(23)	$(50)
Amortization/accretion of cash flow hedges	12		—	—	(3)	(2)	7
Net interest settlements fair value hedges	(68)		(139)	—	—	224	17
Net interest settlements cash flow hedges	—		—	—	(262)	—	(262)
Total recorded net interest income	(51)		(139)	(32)	(265)	199	(288)
Fair value hedges	10		9	—	—	(6)	13
Cash flow hedges	—		—	—	6	(2)	4
Economic hedges	—		—	(5)	—	—	(5)
Total recorded derivatives & hedging activities	10		9	(5)	6	(8)	12
Amounts recorded in non-interest gain (loss)
Trading securities - hedged	—		(5)	—	—	—	(5)
Total net effect gain (loss) of hedging activities	$(41)		$(135)	$(37)	$(259)	$191	$(281)
Year ended December 31, 2012
Amortization/accretion of hedging activities	$(10)		$—	$(50)	$(9)	$(32)	$(101)
Net interest settlements [a]	(83)		(132)	(2)	(268)	151	(334)
Total recorded net interest income	(93)		(132)	(52)	(277)	119	(435)
Fair value hedges	10		—	1	—	(11)	—
Cash flow hedges	—		—	—	3	—	3
Economic hedges	—		—	(19)	6	9	(4)
Total recorded derivatives & hedging activities	10		—	(18)	9	(2)	(1)
Amounts recorded in non-interest gain (loss)
Trading securities - hedged	—		(39)	—	—	—	(39)
Instruments held under fair value option	—		—	—	2	—	2
Total net effect gain (loss) of hedging activities	$(83)		$(171)	$(70)	$(266)	$117	$(473)
Year ended December 31, 2011
Amortization/accretion of hedging activities	(20)		—	(51)	(18)	(45)	(134)
Net interest settlements [a]	(142)		(137)	(8)	(312)	295	(304)
Total recorded net interest income	(162)		(137)	(59)	(330)	250	(438)
Fair value hedges	9		(14)	(5)	—	(9)	(19)
Cash flow hedges	37	[b]	—	—	4	—	41
Economic hedges	(1)		(4)	17	1	35	48
Total recorded derivatives & hedging activities	45		(18)	12	5	26	70
Amounts recorded in non-interest gain (loss)
Trading securities - hedged	—		(50)	—	—	—	(50)
Instruments held under fair value option	—		—	—	—	(12)	(12)
Total net effect gain (loss) of hedging activities	(117)		(205)	(47)	(325)	264	(430)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

[b]
The gains on derivatives and hedging activities related to advance cash flow hedging were due to the immediate recognition of previously deferred hedge adjustments as certain advances were prepaid during the period.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

For the years ended December 31,	2013	2012	2011
Compensation and benefits	62	54	59
Other operating expenses	41	37	35
Federal Housing Finance Agency	4	7	11
Office of Finance	3	4	4
Other community investment	(50)	—	50
Litigation settlement legal expense	19	—	2
Other	(4)	9	23
Total non-interest expense	75	111	184

The approvals for our Community First Fund resulted in our recognizing $50 million of additional earnings in 2013, which represents the reversal of the $50 million charge previously recognized in 2011. This reversal was recognized through non-interest expenses, the same account where the original charge was recorded.

Compensation and benefits increased in 2013 as compared to prior years due to increased incentive compensation accruals as we continue to make progress on several Board of Directors-approved incentive compensation targets. We recorded no pension expense in compensation and benefits for 2013 or 2012, a result of the enactment in 2012 of the Moving Ahead for Progress in the 21st Century Act (MAP-21), which contained provisions that stabilized the interest rates used to calculate required pension contributions. We recorded $7 million in pension expense in 2011. Although we were not required under MAP-21 to make pension contributions, we continued to do so as discussed in Note 16 - Employee Retirement Plans to the financial statements. We anticipate that our overfunded status may remain beyond 2013 for a period before we begin to incur pension expense again.

The majority of the improvement in Other non-interest expense was caused by the increase in the gains on sale of our REO recognized as housing prices improved throughout most geographical areas.

In 2013 we settled a portion of our outstanding litigation claims related to our private label MBS. Our legal expenses were contingent on a successful outcome and are recorded as litigation settlement legal expense above. We recorded litigation settlement income gross of these expenses in Non-Interest Gain (Loss) on page 42.

Assessments

Effective with our expense recorded in the second quarter of 2011, we satisfied the outstanding obligation to the Resolution Funding Corporation (REFCORP) as discussed in Note 12 - Assessments to the financial statements. We continue to fund the Affordable Housing Program (AHP) program at a calculated rate of 10% percent of income before assessments. Since the 10% AHP rate was previously calculated after the assessment for REFCORP which is no longer being assessed, the effective rate assessed to AHP was slightly lower than 10% in 2011.
In addition, in 2013, we received approval from the FHFA and our Board of Directors to implement the Community First Fund. As a result, we reversed the $50 million charge (originally recognized in 2011) through "Non-interest expense - Other community investment” in our statements of income. Since we already have paid our AHP assessment attributable to the $50 million charge in 2011, our AHP assessment for 2013 will be calculated on 10% of our current year's net earnings before assessments less the $50 million reversal.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income

For the years ended December 31,	2013	2012	2011
Other comprehensive income (loss)-
Net unrealized gain (loss) on available-for-sale securities	(524)	463	365
Total non-credit OTTI on available-for-sale securities	8	18	8
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale securities	2	2	3
Total non-credit OTTI on held-to-maturity securities	61	85	164
Total net unrealized gain (loss) on cash flow hedges	413	(29)	(488)
Post retirement plans - reclassification to net income	—	(1)	—
Other comprehensive income (loss)	(40)	538	52

Net unrealized gain (loss) on available-for-sale securities

The unrealized losses in 2013 were the result of an increase in market interest rates during the year compared to 2012 and 2011, at which time rates were still falling.

We still have substantial unrealized gains on our AFS securities portfolio in Accumulated Other Comprehensive Income (AOCI). These unrealized gains will only be realized into net income if we sell our AFS securities. See Note 15 - Accumulated Other Comprehensive Income (Loss) to the financial statements for further detail.

Total non-credit OTTI on held-to-maturity securities

Over the past three years we have accreted back into the amortized cost of the held-to-maturity securities the previously incurred non-credit portion of other-than-temporary impairment losses. As these securities approach maturity, we expect these unrealized losses to continue to reverse as principal and interest from the securities are received over time, barring any further credit-related impairment. See Note 15 - Accumulated Other Comprehensive Income (Loss) to the financial statements for further detail.

Total net unrealized gain (loss) on cash flow hedges

Due to the upward trend in interest rates during 2013, we experienced a decline in unrealized losses on our discount note cash flow hedge strategy. As of December 31, 2013, we still have a substantial unrealized loss position in AOCI related to these cash flow hedges. See Note 15 - Accumulated Other Comprehensive Income (Loss) to the financial statements for further detail.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

As of	December 31, 2013	December 31, 2012
Cash and due from banks	$971	$3,564
Federal Funds sold and securities purchased under agreements to resell	5,050	6,500
Investment securities	31,352	34,250
Advances	23,489	14,530
MPF Loans held in portfolio, net	7,695	10,432
Other	240	308
Total assets	$68,797	$69,584
Consolidated obligation discount notes	$31,089	$31,260
Consolidated obligation bonds	31,987	32,569
Subordinated notes	944	1,000
Other	1,012	1,307
Total liabilities	65,032	66,136
Capital stock	1,670	1,650
Total retained earnings	2,028	1,691
Accumulated other comprehensive income (loss)	67	107
Total capital	3,765	3,448
Total liabilities and capital	$68,797	$69,584
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

We would consider increasing our cash liquidity position in the event that potential short-term funding challenges are posed by the political and economic climate. However, this was not necessary at the end of 2013.

Overnight rates for Federal Funds sold and securities purchased under agreements to resell have remained low. In addition, as a result of the European debt crisis we have reduced our exposure to unsecured counterparties in certain countries; see Unsecured Short-Term Investments Credit Exposure on page 64 for further details.

Investment securities

Investment securities continued to decline as securities matured or paid down and the proceeds were primarily used to pay down our consolidated obligations and to redeem a portion of our excess capital stock. In addition, a majority of our investment securities are classified as available-for-sale. As market rates have climbed this year, the value of the portfolio decreased and we incurred a reduction in unrealized gains on this portfolio, as previously discussed in Other Comprehensive Income on page 45.

We continue to operate under an FHFA required Board resolution to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At December 31, 2013, our MBS portfolio was 5.20 times our total regulatory capital and our advances represented 34% of our total assets. For further discussion, see Investments on page 11. We expect our investment portfolio to continue to decline over time as a result of this limitation.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Member demand for advances increased during 2013. During the year, we enhanced our member collateral capacity and improved technological member borrowing tools. In addition, we offered a Reduced Capitalization Advance Program (RCAP) during the fourth quarter of 2013 to lower the cost of borrowing by providing term advances at a reduced capital stock requirement. Fifty-six members borrowed $9.5 billion in advances through the RCAP, with a significant amount of these advances borrowed by a small number of members. Of these 56 members, 46 are community lenders. We also entered into a minimum funding commitment with a member that significantly contributed to the increase in advances. While our advances increased significantly during 2013, we do not anticipate that our advances will continue to increase at such a rapid rate, and it is possible that our advances may decrease to the extent our members elect to utilize alternative funding resources. See Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements for further details on RCAP.

The following table sets forth the current period par amount of advances outstanding for the borrowers with the five largest advance balances:

As of		December 31, 2013
One Mortgage Partners Corp.	[a]	$4,100	18%
Associated Bank, N.A.		2,700	12%
BMO Harris Bank, N.A.		2,375	10%
State Farm Bank, F.S.B.		2,350	10%
The Northern Trust Company		1,635	7%
All other borrowers		10,265	43%
Total par value		$23,425	100%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2013	December 31, 2012
Members
Commercial banks	$13,119	$9,634
Thrifts	3,669	3,312
Credit unions	446	353
Insurance companies	6,128	967
Community Development Financial Institutions	2	1
Members total	23,364	14,267
Former members and Housing Associates	61	73
Total at par	23,425	14,340
Hedging and fair value option adjustments	64	190
Balance on the statements of condition	$23,489	$14,530

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, net

MPF Loans outstanding continue to decline as a result of paydowns and our ongoing strategy to not add MPF Loans to our balance sheet. Thus, the rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages.

The speed of prepayments on a percentage basis has slowed. Mortgage rates started to increase in 2013. Borrowers were not refinancing at the same rates as they had in recent years and the mortgage finance market increasingly became a purchase oriented market but at a lower level of volume compared to the refinancing market. Since we are not adding new MPF Loans to our balance sheet, we expect our MPF Loans held in portfolio balance to continue to decline but now at a somewhat slower rate. Should market mortgage rates rise further in future periods, we could expect prepayment rates to decline further. Should rates decrease, then additional prepayments may occur.

When an MPF Loan prepays, any remaining closed basis adjustment from hedging relationships related to that loan are immediately recognized. This may cause volatility in interest income as mortgage prepayment activity fluctuates as interest rates rise or fall. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate movement.

The following table summarizes information related to our net premium and hedge accounting basis adjustments on MPF Loans.

For the years ended December 31,	2013	2012	2011
Net premium amortization	$10	$13	$19
Net amortization of closed basis adjustments	31	50	51

As of December 31,	2013	2012
Net premium balance on MPF Loans	$29	$38
Cumulative basis adjustments closed portion	66	97
MPF Loans, unpaid principal balance	7,631	10,340
Premium balance as a percent of MPF Loans	0.38%	0.36%

In addition to MPF Loans we hold in portfolio, we also buy, and concurrently resell to Fannie Mae, MPF Xtra loans on behalf of our PFIs and the PFIs of other FHLBs. For more details see Selected Financial Data on page 34.

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

Because Federal Funds sold are unsecured, our current policy and FHFA regulations restrict these investments to short maturities and eligible counterparties as discussed in Unsecured Short-Term Investments Credit Exposure on page 64.  We are currently transacting in overnight Federal Funds only, and our outstanding balance at December 31, 2013 was $500 million.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.

We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience further disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See Investments on page 64 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity include trading securities, maturing advances, and the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - During 2012, our Asset/Liability Management Policy (ALM Policy) required us to maintain overnight liquid assets at least equal to 3.5% of total assets, a level which may be revised by our Asset/Liability Committee. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, and paydowns of advances and MPF Loans with one day to maturity. As of December 31, 2013, our overnight liquidity was $7.2 billion or 10% of total assets, giving us an excess overnight liquidity of $4.8 billion.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2013, we had excess liquidity of $28.7 billion to support member deposits.

Contingency Liquidity - FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a NRSRO. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $18.7 billion as of December 31, 2013.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. We may fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see Risk Factors on page 19.

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

Funding

Conditions in Financial Markets

The U.S. economy grew moderately in 2013 enabling the Federal Reserve to taper its quantitative easing program (in the form of a reduction of Treasury and MBS securities purchases). In anticipation of tapering, yields rose dramatically on bonds beginning in May 2013. The Federal Reserve reduced purchases of both Treasuries and MBS securities by $5 billion at the December 2013 Federal Open Market Committee (FOMC) meeting. Purchases were cut by the same amount at the subsequent FOMC meeting in January 2014. Simultaneously, the Federal Reserve indicated that it “will be appropriate to maintain the target range for the federal funds rate until the unemployment rate declines below 6-1/2 percent, especially if projected inflation continues to run below the Committee’s 2 percent longer-run goal.”

Political turmoil roiled the financial markets in 2013. In January 2013, the “fiscal cliff,” a combination of tax increases and automatic spending reductions, also known as “sequestration,” was partially averted and the statutory “debt ceiling” limit was temporarily raised until mid-May. When the U.S. Treasury hit the “debt ceiling” it employed extraordinary measures to continue to fund the U.S. Government until the middle of October 2013. As the Treasury exhausted its ability to borrow additional funds, the U.S. Treasury Bill market became volatile. On October 16, Congress extended the U.S. debt ceiling to February 7, 2014. In February 2014, Congress again extended the debt ceiling to March 2015.

In preparation for the possibility of disorderly markets caused by potential debt defaults of the U.S. Government in October 2013, we increased our liquidity position in order to fund potential advance demand and repay maturing debt during debt ceiling negotiations. Once the debt ceiling was raised, we reduced our liquidity position to more normal levels at year end. We continued to have ready access to funding during these times despite market volatility.
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the year ended December 31, 2013, net cash provided (used) by operating activities was $843 million. This resulted from net income adjusted for non-cash adjustments, primarily losses due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the year ended December 31, 2013, net cash provided (used) by investing activities was $(2.6) billion. This resulted primarily from increases in advances issued, which was partially offset by maturities related to securities purchased under agreements to resell, principal collected on MPF Loans and net proceeds from the maturities and paydowns of held-to-maturity and available-for-sale investment securities.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the year ended December 31, 2013, net cash provided (used) in our financing activities was $(813) million. This was primarily driven by paydowns of our consolidated obligation discount notes and extinguishments of debt related to our consolidated obligation bonds and subordinated debt.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the years ended December 31,	2013	2012	2011
Discount notes	$(169)	$5,855	$6,989
Bonds	(254)	(7,312)	(18,320)
Total consolidated obligations	$(423)	$(1,457)	$(11,331)

The following table summarizes par values of the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	2013			2012
Par values as of December 31,	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$473,495	$293,342	$766,837	$471,567	$216,335	$687,902
FHLB Chicago as primary obligor	32,492	31,092	63,584	32,659	31,269	63,928
As a percent of the FHLB System	7%	11%	8%	7%	14%	9%

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2013, our consolidated obligations were rated AA+/Aaa (with outlook stable) by S&P and Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

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

	Discount Notes (carrying amount)			Short-Term Consolidated Obligation Bonds (par value)
As of or for the years ended December 31,	2013	2012	2011	2013	2012	2011
Outstanding at period end	$31,089	$31,260	$25,411	$1,000	$1,250	$485
Weighted average rate at period-end	0.07%	0.13%	0.05%	0.17%	0.19%	0.17%
Daily average outstanding for the year-to-date period	$23,820	$26,656	$21,061	$1,720	$823	$997
Weighted average rate for the year-to-date period [a]	0.09%	0.11%	0.13%	0.17%	0.20%	0.36%
Highest outstanding at any month-end during the year-to-date period	$31,089	$31,260	$26,465	$3,000	$1,250	$1,740

[a]	Excludes hedging adjustments.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We comply with FHFA regulations that require we maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of our consolidated obligations outstanding:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	secured advances;

•	mortgages, which have any guaranty, insurance, or commitment from the United States or any agency of the U.S. government;

•
investments described in Section 16(a) of the FHLB Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLB is located; and

•	other securities that are rated Aaa by Moody's or AAA by S&P.

At December 31, 2013, we had eligible assets free from pledges of $68.6 billion, compared to our outstanding consolidated obligations of $63.1 billion.

The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides us with information on capital market developments, manages our relationship with ratings agencies with respect to consolidated obligations, and prepares the FHLBs' combined quarterly and annual financial statements. The Office of Finance will allocate the proceeds from the issuance of consolidated obligations that cannot be issued in sufficient amounts to satisfy all FHLB demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, the proceeds in such circumstances will be allocated among the FHLBs based on regulatory capital unless the Office of Finance determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of disruption in our ability to access the capital market, market conditions or this allocation could adversely impact our ability to finance our operations, which could thereby adversely impact our financial condition and results of operations.

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

Although we issue fixed-rate bullet and callable bonds, we may also issue bonds that have adjustable rates, step-up rates that step-up or increase at fixed amounts on predetermined dates, zero-coupons, and other types of rates. See Note 11 - Consolidated Obligations to the financial statements for details. Bonds are issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling groups.

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

Subordinated Notes

Under the FHLB Act, no FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of subordinated notes in June 2006. As of December 31, 2013, we have $944 million of subordinated notes still outstanding which mature on June 13, 2016.  The subordinated notes were rated Aa2 by Moody's and AA- by S&P at the time of issuance. The subordinated notes are not obligations of, and are not guaranteed by, the U.S. government or any of the FHLBs other than us. See Note 13 - Subordinated Notes to the financial statements for further details.

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

The table below presents average deposit balances and the rate paid for the past three years. Interest expense was not material for all periods presented.

For the years ended December 31,	2013	2012	2011
Average outstanding interest bearing	$733	$728	$730
Average outstanding non-interest bearing	66	106	103
Weighted average rate interest bearing	0.01%	0.01%	0.02%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Capital Resources

Capital Rules

Under our capital plan our stock consists of two sub-classes of stock, Class B1 stock and Class B2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. For a discussion of our capital rules, see Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

Reduced Capitalization Advance Program

On October 8, 2013, we announced a Reduced Capitalization Advance Program (RCAP) that allowed members to borrow one or more advances with an activity stock requirement of only 2.0% for the life of the advance instead of the 5.0% requirement under our capital plan’s general provisions, if the new advances represented an incremental increase in a member’s overall level of advances and had maturity dates of at least one year. Fifty-six members borrowed $9.5 billion in advances through RCAP. Of these 56 members, 46 are community lenders. The initial RCAP expired on December 31, 2013. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as the first RCAP.

Minimum Capital Requirements

We are subject by regulation to the following three capital requirements:

•	total regulatory capital ratio;

•	leverage capital ratio; and

•	risk-based capital.

For tables showing our compliance with the total capital ratio and leverage capital ratio as well as further details on all of our capital requirements, see Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table summarizes our risk based capital amounts. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we were adequately capitalized.

As of	December 31, 2013	December 31, 2012
Capital stock	$1,670	$1,650
Capital stock classified as MRCS	5	6
Total retained earnings	2,028	1,691
Total permanent capital	$3,703	$3,347

Credit risk capital	$1,063	$1,172
Market risk capital	63	16
Operations risk capital	339	357
Total risk based capital requirement	$1,465	$1,545

Excess permanent capital stock over risk based capital requirement	$2,238	$1,802

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

The FHLB Act provides that, in accordance with rules, regulations, and orders that may be prescribed by the FHFA, we may be liquidated or reorganized and our capital stock paid off and retired, in whole or in part, after paying or making a provision for payment of our liabilities. The FHLB Act further provides that, in connection with any such liquidation or reorganization, any other FHLB may, with the approval of the FHFA, acquire our assets and assume our liabilities, in whole or in part. The FHFA has issued an order providing that, in the event of our liquidation or reorganization, the FHFA shall cause us, our receiver, conservator, or other successor, as applicable, to pay or make provision for the payment of all of our liabilities, including those evidenced by the subordinated notes, before making payment to, or redeeming any shares of, capital stock issued by us, including shares as to which a claim for mandatory redemption has arisen.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Capital Amounts

The following table presents our five largest holders of regulatory capital stock and reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

As of December 31, 2013		Capital Stock		MRCS
BMO Harris Bank, N.A.		$170	10%	$—
The Northern Trust Company		142	9%	—
Associated Bank, N.A.		110	7%	—
State Farm Bank, F.S.B.		92	6%	—
One Mortgage Partners Corp.	[a]	82	5%	—
All other members		1,074	63%	5
Total		$1,670	100%	$5

		December 31, 2013	December 31, 2012	Change
Capital stock		$1,670	$1,650	$20
Total retained earnings		2,028	1,691	337
Total permanent capital		3,698	3,341	357
Accumulated other comprehensive income (loss)		67	107	(40)
Total GAAP capital		$3,765	$3,448	$317

Capital Stock		$1,670	$1,650	$20
MRCS		5	6	(1)
Total retained earnings		2,028	1,691	337
Regulatory capital		$3,703	$3,347	$356

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

Components of total GAAP capital changed for the following reasons:

•	Capital stock increased due to several offsetting factors as shown in Statements of Capital on page F-6.

•	Total retained earnings increased due to our income less dividends paid; see Statements of Capital on page F-6.

•	Our unrealized income in AOCI decreased due to several offsetting factors; see Statements of Comprehensive Income on page F-5.

Repurchase of Excess Capital Stock

Pursuant to a resolution required by the FHFA and adopted by our Board of Directors, we continue to repurchase excess capital held by members if we maintain compliance with the following financial and capital thresholds:

•	The ratio of our total capital to total assets is greater than or equal to 4.25%;

•	Our ratio of the Bank's market value of equity to book value of equity is at least 85% on a U.S. GAAP basis;

•	Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Resources on page 54;

•	Compliance with all of our minimum capital requirements;

•	Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most recent expected case income projections; and

•	Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed in Joint Capital Enhancement Agreement with other FHLBs on page 58.

Effective May 28, 2013, we announced completion of our quarterly excess capital stock repurchase program initiated in 2012 and our current practice of repurchasing excess capital stock held by members within three business days of receiving a repurchase request, subject to regulatory requirements and prudent business practices. Since initiating this practice, all capital stock repurchases were made within three business days of receipt of the request. For further discussion, including amounts repurchased during 2013, see Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Retained Earnings & Dividends

Dividend Payments

FHFA rules state that FHLBs may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. Under our capital plan, any dividend declared on Class B1 shares must be greater than or equal to the dividend declared on Class B2 shares for the same period, and dividends may be paid in the form of cash or stock. All dividends we have paid since 2011 have been in cash rather than stock. We first implemented the feature of our capital plan to pay an enhanced dividend on Class B1 activity stock based on the financial results for the third quarter of 2013, which was declared and paid in the fourth quarter.

Under existing Board resolution limits, dividends paid for any given quarter of 2014 must not exceed the following rates on an annualized basis: (1) the average of three-month LIBOR plus 300 basis points on Class B1 capital stock, and (2) the average of three-month LIBOR plus 100 basis points on Class B2 capital stock. The Board has also resolved that payment of any dividend shall not result in our retained earnings falling below the level of retained earnings at the previous year-end. Our Board may not pay dividends above these limits or otherwise modify or terminate this resolution without written consent by the Director of the FHFA. Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results and any other factors the Board determines to be relevant, and be reviewed in accordance with the Board's resolution and our Policy.

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

Quarter in which dividend was declared	Dividends Declared		Annualized Rate
2013
1st quarter	$1		0.30%
2nd quarter	2		0.30%
3rd quarter	1		0.30%
4th quarter, B1 stock	2		1.30%
4th quarter, B2 stock	—	*	0.30%
Total	$6
2012
1st quarter	$1		0.10%
2nd quarter	1		0.25%
3rd quarter	1		0.30%
4th quarter	2		0.35%
	$5

*	Less than $1 million.

On January 28, 2014, our Board of Directors declared a cash dividend for both the average activity-based capital stock (Class B1) and average membership-based capital stock (Class B2), based on our financial results for the fourth quarter of 2013. The dividend declared per share of Class B1 activity stock was at an annualized rate of 1.30% per share while the dividend declared per share of Class B2 membership stock was at an annualized rate of 0.30%.

Joint Capital Enhancement Agreement with other FHLBs

The 12 FHLBs, including us, entered into a Joint Capital Enhancement Agreement (JCE Agreement) intended to enhance the capital position of each FHLB. The intent of the JCE Agreement is to allocate that portion of each FHLB's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLB.

For more information on the JCE Agreement, see Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.

Although restricted retained earnings under the JCE Agreement are included in determining whether we have attained the retained earnings target under the Bank's Retained Earnings and Dividend Policy discussed above, these restricted retained earnings will not be available to pay dividends. We do not believe that the requirement to contribute 20% of our future net income to a restricted retained earnings account under the JCE Agreement will have an impact on our ability to pay dividends except in the most extreme circumstances. There is a provision in the JCE Agreement that if, at any time, our restricted retained earnings were to fall below the required level, we would only be permitted to pay dividends out of (1) current net income not required to be added to our restricted retained earnings and (2) retained earnings that are not restricted.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Off Balance Sheet Arrangements

We provide members with standby letters of credit for a fee as further discussed in Note 18 - Commitments and Contingencies to the financial statements. If we are required to make a payment for a beneficiary's draw under a letter of credit, these amounts are reimbursed by the member or converted into a collateralized advance to the member. We do not expect to be required to make advances under these outstanding letters of credit and did not have to do so at any point in 2013.

As further discussed in Note 18 - Commitments and Contingencies to the financial statements, we have entered into standby bond purchase agreements with the Illinois and Wisconsin state housing authorities within our two-state district whereby we, for a fee, at the request of the applicable authority, agree to purchase and hold the authority's bonds until the designated remarketing agent can find a suitable investor. However, we were not required to purchase any of these bonds in the years presented.

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

The following table summarizes our long-term contractual payments due by period:

	Contractual Payments Due by Period
As of December 31, 2013	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$5,164	$5,424	$8,513	$13,391	$32,492
Subordinated notes	—	944	—	—	944
Delivery commitments - MPF Loans and MPF Xtra	103	—	—	—	103
Other	7	7	7	12	33
Total contractual cash obligations	$5,274	$6,375	$8,520	$13,403	$33,572

[a]	Total excludes projected contractual interest payments for consolidated obligation bonds of $4.1 billion and for subordinated notes of $133 million.

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

The FHFA, in its discretion, may require us to make principal or interest payments due on any of the FHLBs' consolidated obligations. To the extent that we make a payment on a consolidated obligation on behalf of another FHLB, we would be entitled to reimbursement from the non-complying FHLB. However, if the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLBs participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine, even in the absence of a default event by the primary obligor. For additional information regarding consolidated obligations and our joint and several liability, see Note 11 - Consolidated Obligations to the financial statements and Joint and Several Liability on page 61.

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

Overnight Indexed Swaps (OIS)

We recognize that there is an industry trend towards using the overnight index swap (OIS) curve to fair value certain collateralized interest rate exchange agreements. As a result, we performed an analysis using the OIS curve and compared it to using the LIBOR swap curve to ensure that our valuations derived using the LIBOR swap curve were materially consistent with the fair value measurement guidance provided under GAAP. Based on our analysis, we concluded that we will continue to use the LIBOR swap curve rather than the OIS curve to discount cash flows when determining the fair values of our derivative contracts as of December 31, 2013 since the LIBOR-based valuations of our derivatives portfolio produced fair values that were materially reflective of exit prices by market participants. Further, we assessed the potential effect on our hedge accounting and determined that the effect of using the OIS curve is not material as of December 31, 2013. We are currently working to enhance our operational capability of valuing certain collateralized derivatives using an OIS discount curve within our formal internal control environment. At this time, we do not expect to operationally implement using the OIS curve to determine the fair value of our derivative contracts until later in 2014.

Estimating Fair Value

See Note 17 - Fair Value Accounting to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

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

We consider our joint and several liability for consolidated obligations as a related party guarantee, which is scoped out of GAAP guidance pertaining to the initial recognition and measurement of guarantees. As a result, we do not recognize an initial liability for our joint and several liability at fair value. However, we assess on a quarterly basis whether to accrue a liability and recognize a loss related to our joint and several liability. Specifically, we would accrue a liability and an estimated loss attributable to our joint and several liability when both of the following conditions are met:

•	Information available prior to issuance of the financial statements indicates that it is probable a liability had been incurred as of the reporting date of our financial statements and

•	The amount of loss can be reasonably estimated.

We did not accrue a liability for our joint and several liability as of December 31, 2013 and we do not believe a loss is reasonably possible as of December 31, 2013 for the reasons outlined below.

•	The FHFA Director has not notified us that we would be required to assume or pay the consolidated obligation of another FHLB.

•	The current status of the payment/performance risk related to our joint and several liability to other FHLBs.

•
We evaluate other FHLB's commitment to make payments by taking into account their ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the operating performance of the FHLB, based on its publicly available filings. See Consolidated Obligations on page 85.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Estimates

Other-Than-Temporary Impairment (OTTI)

Adverse Case Scenario. In addition to evaluating our private-label MBS under a base case best estimate scenario as discussed in Note 5 - Investment Securities to the financial statements, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This stress test adverse case scenario was primarily based on a short-term housing price forecast that was decreased five percentage points relative to the base case, followed by a recovery path that is 33.0% lower than the base case.

We recorded no actual OTTI in the most recent quarter of 2013 based on the base case scenario. Testing our portfolio under adverse conditions resulted in no significant credit related OTTI.

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

As of December 31, 2013	Unpaid Principal Balance	Prepayment Rate Weighted Average %	Default Rates Weighted Average %	Loss Severity Weighted Average %	Credit Enhancement Weighted Average %
2006	$664	10.1	17.9	37.2	—
2004 & prior	15	11.1	4.5	29.3	12.9
Total Prime	679	10.1	17.6	37.0	0.3
2006	565	10.0	30.5	41.2	0.1
2005	27	8.9	27.4	40.8	—
2004 & prior	2	13.6	20.1	31.6	21.6
Total Alt-A	594	10.0	30.3	41.1	0.2
2007	8	5.4	55.3	59.4	43.4
2006	735	5.7	55.9	60.3	21.0
2005	39	6.5	49.6	56.5	42.9
2004 & prior	14	8.4	21.1	56.8	30.0
Total Subprime	796	5.8	55.0	60.1	22.4
Total	2,069	8.4	35.7	47.1	8.8
Analyzed by alternative procedures	75
Total MBS	$2,144

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management

Operational Risk

Operational risk is the risk of loss resulting from the failure of processes, people, or systems, or from external events. We have established comprehensive risk assessment and management activities, financial and operating policies and procedures, and appropriate insurance coverage to mitigate the likelihood of, and potential losses from, such occurrences.
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
Our executive officers provide periodic reports, as appropriate, to the following Board committees: Risk Management Committee, Operations and Technology Committee, and the Audit Committee.
Business Continuity
In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of business interruption. We have transitioned key information systems infrastructure to vendors with reliable and consistent data recovery capabilities as well as more optimal geographic diversity to provide a more resilient technology infrastructure. We are party to a reciprocal arrangement with the FHLB Dallas to recover operations supporting our banking activities. Both the FHLB Dallas and our off-site recovery plans are subject to periodic testing.

Credit Risk
Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through:

•	short-term investments unsecured credit exposure;

•	investment securities;

•	member credit products;

•	MPF Loans; and

•	derivatives.
We have established policies and procedures to limit and help monitor our exposures to credit risk. We extend credit to members on a fully secured basis (excluding occasional investments in Federal Funds sold with our members as discussed in Unsecured Short-Term Investments Credit Exposure on page 64) and are subject to regulatory limits on the amount of credit that we may extend as well as on the types of underlying collateral that we may accept. We are also subject to certain regulatory limits on the amount of unsecured credit that we may have outstanding to any one counterparty or group of affiliated counterparties associated with Federal Funds sold, commercial paper and derivatives activity, which are based in part on our total regulatory capital. We are authorized to determine compliance with the unsecured credit limits based on the sum of our outstanding regulatory capital stock, and retained earnings.

We track total credit risk with our members, including credit risk on advances plus risks in any of the other categories as described above. We had total credit risk concentrated with members with 10% or more of our total member credit outstanding as follows:

As of December 31, 2013		Total Member Credit Outstanding	% of Total
One Mortgage Partners Corp.	[a]	$4,100	16%
Associated Bank, N.A.		$3,338	13%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investments

For an introduction into our investments see Investments on page 11.

Unsecured Short-Term Investments Credit Exposure

We face credit risk on our unsecured short-term investment portfolio that we maintain to provide funds to meet the credit needs of our members and to maintain liquidity. See Liquidity on page 49 for a discussion of our liquidity management. Excluding investments in U.S. Government and agency debt, our unsecured credit investments can have maturities that range between overnight and nine months and can consist of commercial paper, certificates of deposit, and Federal Funds sold. We are not currently entering into short-term unsecured investments beyond overnight and we are transacting in Federal Funds only.

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
Under our current policy, eligible counterparties for short-term investments are:

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

We comply with FHFA regulations that limit the amount of unsecured credit we may extend to any counterparty or to a group of affiliated counterparties. The FHFA limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. The level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. We may offer for term extensions of unsecured credit ranges from 1% to 15% of eligible regulatory capital based on the counterparty's credit rating.

FHFA regulations permit additional unsecured credit for overnight extensions of credit and for sales of Federal Funds on continuing contracts that renew automatically. Our total unsecured exposure to the counterparty may not exceed twice the above regulatory limit for term exposures, or a total of 2% to 30%.

We do not invest in financial instruments issued by non-U.S. entities (other than those issued by U.S. branches and agency offices of foreign commercial banks) as we are prohibited from doing so by FHFA regulations. Our unsecured credit exposures to U.S. branches or agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. This table does not reflect the foreign sovereign government's credit rating. The unsecured investment credit exposure presented in the table may not reflect the average or maximum exposure during the period as the table reflects only the balances at period end.

December 31, 2013	A rated
U.S. branches and agency offices of foreign commercial banks:
Canada	$500

No investments in the above table were of longer than overnight duration and no investments were with members.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The carrying amounts of our investments are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	Below Investment Grade	Unrated	Carrying Amount
December 31, 2013
Investment securities-
U.S. Government & other governmental related	$—	$4,670	$—	$—	$—	$—	$4,670
State or local housing agency	—	22	—	—	—	—	22
FFELP ABS	18	6,785	—	—	—	—	6,803
MBS:
GSE residential	—	14,649	—	—	—	—	14,649
Government-guaranteed residential	—	3,941	—	—	—	—	3,941
Private-label MBS residential	—	1	74	18	1,161	13	1,267
Total investment securities	18	30,068	74	18	1,161	13	31,352
Federal Funds sold	—	—	500	—	—	—	500
Securities purchased under agreements to resell	—	3,000	850	—	—	700	4,550
Total carrying amount of investments	$18	$33,068	$1,424	$18	$1,161	$713	$36,402

December 31, 2012
Investment securities-
U.S. Government & other governmental related	$—	$4,347	$—	$—	$—	$—	$4,347
State or local housing agency	—	24	—	—	—	—	24
FFELP ABS	25	7,428	—	—	—	—	7,453
MBS:
GSE residential	—	16,630	—	—	—	—	16,630
Government-guaranteed residential	—	4,293	—	—	—	—	4,293
Private-label MBS residential	13	5	90	25	1,367	3	1,503
Total investment securities	38	32,727	90	25	1,367	3	34,250
Securities purchased under agreements to resell	—	1,450	4,100	—	—	950	6,500
Total carrying amount of investments	$38	$34,177	$4,190	$25	$1,367	$953	$40,750

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investment Securities Issuer Concentration

The following table summarizes our investment securities by issuer with a carrying amount exceeding 10% of our stockholders' equity:

December 31, 2013	Carrying Amount	Fair Market Value
Fannie Mae	$12,030	$12,168
Freddie Mac	2,619	2,666
Ginnie Mae	3,737	3,768
SBA	2,779	2,821
US Treasury	1,823	1,823
SLM Student Loan Trust SLMA 2009-1 A	1,753	1,753
SLCLT 2009-1 Student Loan ABS	1,357	1,357
SLM Student Loan Trust SLMA 2009-2 A	1,439	1,439
SLC 2009-3 Student Loan ABS	969	969
SLM Student Loan Trust SLMA 2009-1 A1	1,071	1,071
All Others	1,775	2,218
Total Investment securities	$31,352	$32,053
Categorized as:
Trading securities	$1,899	$1,899
Available-for-sale securities	21,536	21,536
Held-to-maturity securities	7,917	8,618

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Aging and Carrying Amount

The following table presents the aging of our investments for the current year, as well as the carrying amounts for the previous two years. It also discloses the yields by aging categories for the current year.

	2013					2012	2011
As of December 31,	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Carrying Amount	Carrying Amount	Carrying Amount
Trading
U.S. Government & other governmental related	$1,823	$—	$—	$—	$1,823	$1,106	$2,737
MBS:
GSE residential	—	4	—	70	74	120	195
Government guaranteed residential	—	—	—	2	2	3	3
Total trading securities	1,823	4	—	72	1,899	1,229	2,935
Yield on trading securities	0.81%	5.05%	—%	5.09%	0.98%	2.08%	0.52%
AFS
U.S. Government & other governmental related	—	68	82	438	588	754	1,001
FFELP ABS	—	10	117	6,676	6,803	7,453	8,159
MBS:
GSE residential	60	747	10,418	157	11,382	12,228	12,132
Government-guaranteed residential	—	—	—	2,691	2,691	2,950	2,961
Private-label residential	—	—	—	72	72	69	63
Total AFS securities	60	825	10,617	10,034	21,536	23,454	24,316
Yield on AFS securities	3.32%	3.72%	4.39%	4.62%	4.47%	4.23%	4.21%
HTM
U.S. Government & other governmental related	679	60	438	1,082	2,259	2,487	2,573
State or local housing agency obligations	—	—	14	8	22	24	27
MBS:
GSE residential	—	122	1,641	1,430	3,193	4,282	5,761
Government-guaranteed residential	—	—	205	1,043	1,248	1,340	1,414
Private-label residential	—	1	—	1,194	1,195	1,434	1,702
Total HTM securities	679	183	2,298	4,757	7,917	9,567	11,477
Yield on HTM securities	0.60%	3.23%	3.63%	3.82%	3.48%	3.40%	3.64%
Total investment securities	2,562	1,012	12,915	14,863	31,352	34,250	38,728

Federal Funds sold	500	—	—	—	500	—	950
Securities purchased under agreements to resell	4,550	—	—	—	4,550	6,500	825
Total investments	$7,612	$1,012	$12,915	$14,863	$36,402	$40,750	$40,503

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

At December 31, 2013, 36% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

Private-label MBS Prime	Vintage Year of Issue
As of December 31, 2013	2006	2005	2004 and Prior	Total
A	$—	$—	$67	$67
BBB	—	—	8	8
Below investment grade	1,112	27	8	1,147
Unrated	14	—	—	14
Total unpaid principal balance	$1,126	$27	$83	$1,236
Amortized cost	$877	$21	$84	$982
Gross unrealized losses (incl. non-credit OTTI)	(227)	(3)	(1)	(231)
Gross unrealized gains	284	2	1	287
Fair value	$934	$20	$84	$1,038
Weighted average percentage fair value to unpaid principal balance	82.9%	74.1%	101.2%	84.0%
Original weighted average credit support	11.8%	14.2%	3.6%	11.3%
Current weighted average credit support	0.1%	—%	9.3%	0.7%
Weighted average collateral delinquency	14.7%	16.4%	5.7%	14.2%

Private-label MBS Alt-A	Vintage Year of Issue
As of December 31, 2013	2006	2004 and Prior	Total
Below investment grade	$104	$2	$106
Total unpaid principal balance	$104	$2	$106
Amortized cost	$68	$2	$70
Gross unrealized gains (losses)	3	(1)	2
Fair value	$71	$1	$72
Weighted average percentage fair value to unpaid principal balance	68.3%	50.0%	67.9%
Original weighted average credit support	17.8%	6.9%	17.7%
Current weighted average credit support	—%	18.1%	0.3%
Weighted average collateral delinquency	30.8%	11.4%	30.5%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Subprime	Vintage Year of Issue
As of December 31, 2013	2007	2006	2005	2004 and Prior	Total
A	—	—	2	4	6
BBB	—	6	2	3	11
Below investment grade	8	729	36	11	784
Unrated	—	—	—	2	2
Total unpaid principal balance	$8	$735	$40	$20	$803
Amortized cost	$8	$473	$35	$18	$534
Gross unrealized losses (incl. non-credit OTTI)	(1)	(87)	(2)	(1)	(91)
Gross unrealized gains	1	151	3	2	157
Fair value	$8	$537	$36	$19	$600
Weighted average percentage fair value to unpaid principal balance	100.0%	73.1%	90.0%	95.0%	74.7%
Original weighted average credit support	23.0%	22.8%	22.0%	40.9%	23.2%
Current weighted average credit support	43.4%	21.0%	43.1%	28.4%	22.5%
Weighted average collateral delinquency	30.9%	35.0%	31.1%	17.5%	34.3%

The following table summarizes the components of amortized cost of our private label MBS and the life-to-date OTTI credit impairment taken at some point in time on these securities.

As of December 31, 2013	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$2,144	$(742)	$182	$1,584

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

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

Collateral arrangements will vary with borrower credit quality, collateral availability, collateral quality, results of periodic on-site reviews of collateral, and overall borrower credit exposure. On-site collateral verifications are performed on a schedule that varies based upon our assessment of the credit risk of the borrower, the size of the borrower's advances, the types of collateral pledged, and the amount of collateral coverage. Under the security agreement with our borrowers, we have the right to protect our security position with respect to advances, including requiring the pledging of additional collateral, whether or not such additional collateral was required to originate or renew an advance. As a result, we may require the delivery of additional or substitute collateral from any borrower at any time during the life of an advance, including delivery of collateral that would not be eligible to pledge for a new advance. As additional security for a borrower's indebtedness, we have a lien on their capital stock in us.

During 2011, we expanded collateral capacity for those members who executed an updated security agreement to expand the scope of our security interest in certain member assets.  We generally require members to pledge collateral under a blanket lien under which our security interest in collateral is automatically released when such collateral is not necessary to secure a member's outstanding credit obligations and the member has sold or otherwise transferred its interest in the collateral. If we have a lien on collateral that a member wants to pledge at the Federal Reserve and that collateral is not required to adequately secure a member's outstanding credit obligation to us, we may enter into an agreement with the Federal Reserve that releases or subordinates our lien to, and only to, the Federal Reserve. Our lien is still in place with regard to any other creditor, but the Federal Reserve’s lien on assets they take is senior to our lien.

In addition to providing advances, we also offer standby letters of credit to our members and standby bond purchase agreements with state housing authorities within our district, as disclosed in Note 18 - Commitments and Contingencies to the financial statements. To secure letter of credit risks, we require collateral as we do on advances.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating reflects our assessment of the default risk associated with a member rather than the risk of loss on the credit outstanding.  We manage our member-related credit risk through collateral controls and, based on our risk rating, increase over-collateralization requirements as a member's credit quality deteriorates.  As a result, we have never suffered a credit loss from a member default. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Of the total credit outstanding, $23.5 billion were advances and $2.1 billion were letters of credit at December 31, 2013, compared to $14.3 billion and $1.4 billion at December 31, 2012.

	December 31, 2013					December 31, 2012
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	455	90%	$25,262	98%	$52,465	453	87%	$14,573	92%	$36,671
4	16	3%	136	1%	809	26	5%	718	4%	1,255
5	35	7%	307	1%	489	43	8%	715	4%	1,320
Total	506	100%	$25,705	100%	$53,763	522	100%	$16,006	100%	$39,246

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

December 31, 2013		Minimum Margin Majority of Collateral	Maximum Margin Majority of Collateral	Gross Value Reported by Borrowers	Collateral Loan Value	Average Effective Margin
Single-family mortgage loans		38%	95%	$44,787	$33,285	74%
Multi-family mortgage loans		31%	78%	3,429	2,100	61%
Community Financial Institutions	[a]	29%	85%	4,291	2,041	48%
Commercial real estate		20%	70%	4,623	1,944	42%
Home equity loans and lines of credit		15%	47%	7,672	3,007	39%
GSE MBS & CMO		90%	98%	6,191	6,043	98%
GSE securities (excluding MBS & CMO)		94%	98%	832	802	96%
State and local government securities		83%	90%	1,959	1,761	90%
Cash, U.S. government & Treasury securities		85%	100%	151	140	92%
Commercial MBS		89%	93%	2,759	2,553	93%
Student loan securities		92%	92%	94	87	92%
Total Collateral				$76,788	$53,763	70%

[a]	Community Financial Institutions are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

As a result of the collateral and other credit risk mitigation efforts, we believe we are sufficiently well collateralized on our credit outstanding and we have not recorded an allowance for credit losses on our advances or other credit products in the periods presented. Although we had borrowers placed into receivership by their regulator during the year-to-date period ended December 31, 2013, their total advances outstanding at the time of failure were immaterial. All outstanding advances were either repaid or were assumed by the acquirer. No credit losses were incurred on these advances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans

For a description of the MPF Program see Mortgage Partnership Finance Program on page 7.

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

The following table shows our five year trend in our MPF Loan portfolio.

	2013	2012	2011	2010	2009
Recorded investment as of December 31,
MPF Loans past due 90 days or more and still accruing interest [a]	$178	$275	$376	$456	$494
Nonaccrual MPF Loans including nonperforming troubled debt restructurings (TDR) [c]	221	234	211	97	36
TDRs - performing [c]	16	14	6	2	—
Allowance for the years ended December 31,
Allowance for credit losses, beginning balance	$42	$45	$33	$14	$5
Charge-offs [b]	(11)	(12)	(7)	(2)	(1)
Provision for (release of) allowance for credit losses	(2)	9	19	21	10
Allowance for credit losses, ending balance	$29	$42	$45	$33	$14
Gross interest original terms nonaccrual loans/nonperforming TDRs [c]	$11	$10	$7	$4	$1
Interest recognized nonaccrual loans/nonperforming TDRs [c]	1	8	6	3	1

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

[c]
SEC Guide 3 disclosure guidance for troubled debt restructurings differs from GAAP disclosure guidance. Specifically, pursuant to SEC Guide 3, troubled debt restructurings that are on nonaccrual status are reported as a nonaccrual loan while GAAP requires these troubled debt restructurings to be shown as both - that is double-counted as a nonaccrual loan and as a troubled debt restructuring. As a result, the amounts disclosed in this table as troubled debt restructurings will not match the troubled debt restructurings disclosed in Note 8 - Allowance for Credit Losses to the financial statements.

Credit Risk Exposure

Our credit risk exposure on conventional MPF Loans held in our portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, SMI (MPF Plus), the CE Amount, and Recoverable CE Fees. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation. We also face credit risk losses on conventional MPF Loans to the extent such losses are not recoverable under PMI. The portion of our MPF Loan unpaid principal balances outstanding exposed to credit losses was $6.0 billion at December 31, 2013, and $8.3 billion at December 31, 2012. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered. For those loans with an LTV ratio over 80% at origination, we require PMI as noted below. In addition, our credit risk exposure is mitigated for conventional MPF Loans by average FICO® scores at the time of origination that were 735 for loans still outstanding at December 31, 2013.

Our portfolio of MPF Loans includes conventional mortgage loans that may be viewed has having greater credit risk because the borrowers have weaker credit histories. The current MPF Program eligibility criteria for conforming conventional MPF Loans excludes loans to borrowers with a FICO score less than 620. Historically, we accepted MPF Loans from borrowers with FICO scores below 620 provided they met the underwriting standards set forth in the MPF Guides, which require compliance with applicable laws and regulations, including the Interagency Guidance on Nontraditional Mortgage Product Risks (issued October 4, 2006) and the Statement on Subprime Mortgage Lending (issued on July 10, 2007) issued by the Office of the Comptroller of the Currency, Office of the Thrift Supervision, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the National Credit Union Administration. MPF Loans to borrowers with no FICO scores are also eligible for delivery under the MPF Program provided that acceptable alternate documentation of credit history is provided. While we do not classify these loans internally as “subprime” because they are not higher-priced mortgage loans, we have designated member pledged residential mortgage collateral securing credit obligations as “subprime” when (i) the borrower's FICO score is below

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

660 or (ii) if no FICO score is available, when the borrowers total debt-to-income ratio is 50% or greater in order to simplify member collateral reporting. Mortgages that meet the MPF Program's definition of higher-priced mortgage loans are not eligible for delivery under the MPF Program. MPF Loans with borrowers having no FICO scores or with FICO scores less than 660 represent a relatively small portion of our total conventional MPF Loan portfolio.

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

Mortgage Repurchase Risk

We are exposed to mortgage repurchases in connection with our sale of MPF Xtra loans to Fannie Mae under the MPF Xtra product. If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase an ineligible MPF Xtra loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Xtra loan is viable, we may require the PFI to repurchase that loan from us or indemnify us for related losses. For the year ending December 31, 2013, we have repurchased $22 million of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs we incurred no material losses on these loans. As of December 31, 2013, we have $56 million related to mortgage loans that represent unresolved claims with Fannie Mae, see Note 18 - Commitments and Contingencies to the financial statements. Specifically, we believe a repurchase request from Fannie Mae may occur; however, it is still uncertain if or when Fannie Mae will request us to repurchase these mortgage loans.

Our mortgage repurchase liability is an estimate of our losses associated with all mortgage loans previously sold in connection with the MPF Xtra product for which a breach or representation or warranty has occurred, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, indemnification payment). Our mortgage repurchase liability does not represent the unpaid principal balance for repurchase requests made by Fannie Mae or amounts that we may recover from third parties. To estimate our mortgage repurchase liability, we consider the factors outlined below, which are predominantly based on our historical repurchase experience:

•
We only include mortgage loans for which we deem it probable that Fannie Mae will require us to either repurchase the mortgage loan or indemnify them for a loss on the mortgage loan. The fact that a mortgage loan may breach a representation and warranty does not necessarily mean Fannie Mae will request us to repurchase the mortgage loan or indemnify it. For example, Fannie Mae may decide to retain a performing loan even if there has been a breach of a representation or warranty. Our estimate of the likelihood of having to repurchase a mortgage loan involving a breach of a representation or warranty from Fannie Mae is initially based upon outstanding repurchase and indemnification requests related to breaches of representations and warranties discovered during our quality control review process, which is further discussed in Quality Assurance Process on page 9. This estimate incorporates:

◦	Fannie Mae, PFI, and other third party behavior;

◦	Potential defects or breaches with the mortgage loans;

◦	Whether the mortgage loans are performing or nonperforming;

◦	Our potential ability to cure the defects identified in the repurchase demands;

◦	The estimated loss severity upon repurchase of the loan or collateral, and any make-whole settlement or indemnification agreement with Fannie Mae.

Based on these factors we recognized a mortgage repurchase liability to Fannie Mae of less than $1 million as of December 31, 2013. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (i.e., PFIs). As a result, we did not recognize a loss in our statements of income related to MPF Xtra loan repurchase or indemnification risk to Fannie Mae.

While we use the best information available to us in estimating our mortgage repurchase liability, the estimation process is inherently uncertain and imprecise. Factors that may lead to imprecise estimates of our mortgage repurchase liability include, but are not limited to, the following:

•
The mortgage repurchase liability may be influenced by third party (e.g., PFI) servicing practices, the potential actions of Fannie Mae, and the financial condition of our PFIs. These influences continue to evolve and may necessitate revising our estimate of the mortgage repurchase liability.

•
Our ability to estimate probable repurchase or indemnification requests from Fannie Mae on pools of mortgage loans is limited due to our lack of extended historical experience with repurchase/indemnification demand activity related to the MPF Xtra product. As a result, for purposes of our analysis, we assumed only probable repurchase or indemnification requests from Fannie Mae in cases where both an actual breach attributable to a mortgage loan has been specifically identified and where we believe Fannie Mae is likely to request us to repurchase or indemnify them (e.g., the mortgage

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

loan is nonperforming). Mortgage loans in the remaining pool in which an actual breach has not yet been identified or where we do not expect Fannie Mae to request us to repurchase or indemnify them for the mortgage loan are excluded from our analysis.

•
Fannie Mae may seek repurchase of a mortgage loan until full repayment of a loan rather than when a purported defect is first identified. Thus repurchase requests as of a particular date may not reflect total repurchase liability for loans outstanding as of that date as further described in Note 18 - Commitments and Contingencies to the financial statements.

•	Additional repurchase requests and indemnifications not yet identified may result from our quality assurance review of MPF Xtra loans.

As of December 31, 2013, we believe the estimate of reasonably possible losses is zero, as we believe it is probable that we would recover such reasonably possible losses from third parties. We may require PFIs to collateralize repurchase obligations and indemnifications on the basis of their credit condition and size of their repurchase obligation or indemnification. See Risk Factors on page 27 of risks and trends related to our mortgage repurchase liability.

Additionally, PFIs are required to repurchase ineligible MPF Loans held in our portfolio unless we either require the PFI to indemnify us or decide to continue to hold such loans in our portfolio.  The PFI repurchase requirement is a factor in determining our allowance for credit losses.  If a PFI is unable to repurchase ineligible MPF Loans or indemnify us, we would incur a loss to the extent a credit loss is not expected to be recovered from collateral provided by the PFI or, alternatively, from the FDIC.  In this regard, we have not recorded an allowance for credit losses for repurchase requests or indemnifications related to MPF Loans held in our portfolio, as we do not expect to incur any losses after factoring in our recovery claims from PFIs.

Setting Credit Enhancement Levels

The PFI's CE Amount is calculated using an NRSRO model to equal the difference between the amounts of credit enhancement needed for the master commitment to have an estimated rating equivalent to an AA rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product). We recalculate an estimated credit rating of each master commitment quarterly. Through December 31, 2011, this would impact the amount of retained earnings we need to hold. Subsequent to the implementation of our new capital plan on January 1, 2012, this requirement is replaced with a risk based capital calculation that incorporates master commitments with estimated ratings lower than AA ratings. See Liquidity, Funding, and Capital Resources on page 49 for further details.

The conventional MPF Products with CE Amounts were designed to allow for periodic resets of the CE Amount, and for certain products the FLA, for each master commitment because the amount of credit enhancement necessary to maintain our risk of loss equivalent to the losses of an investor in an AA rated mortgage-backed security for any master commitment is usually reduced over time. The Original MPF, MPF 100, and MPF 125 products are initially reset 10 years from the date of the master commitment. The SMI policy for the MPF Plus product is reset after five years and annually thereafter, with any PFI direct CE Amount reset at the same time or starting five years after the date of the master commitment. In addition to scheduled resets, a PFI's CE Amount may be reduced to equal the balance of the MPF Loans in a master commitment if the balance of the MPF Loans equals or is less than the CE Amount.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of December 31, 2013, and 2012, the outstanding balances of MPF Loans under the MPF Plus product were $2.5 billion and $4.0 billion and the amounts of SMI coverage provided against losses were $50 million and $56 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

On a number of MCs we have stopped paying performance CE Fees due to the SMI provider's rating being lowered below an AA rating. Under these circumstances, the PFI has the option to replace the SMI provider, indemnify us for any losses, or forfeit performance CE Fees. Most PFIs have elected to forfeit future performance CE Fees.

Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs. We recovered $4 million, $6 million, and $8 million in Recoverable CE Fees for the years ended December 31, 2013, 2012, and 2011.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the status of our credit enhancement structure on MPF Loans held in portfolio. Unpaid principal balances in this table include REO, as losses in REO impact, and are impacted by, the credit enhancement structure of a master commitment. As defined, PFI CE includes SMI on the Plus product. Government loans are excluded from the table as they are not a factor in the credit enhancement structure.

	As of December 31, 2013
MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI CE + SMI
100	$701	1.98%	4.05%	5.51%
125	208	5.91%	3.70%	7.21%
Plus	4,189	3.44%	2.44%	1.39%
Original	911	2.76%	1.30%	13.72%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio.

PMI Provider Concentration - We are exposed to the risk of non-performance of PMI companies. We receive PMI coverage information only at acquisition of MPF Loans and do not receive notification of any subsequent changes in coverage. The following table details our exposure to companies providing 10% or more of our total PMI coverage for seriously delinquent loans (conventional loans 90 days or more delinquent or in the process of foreclosure):

As of December 31, 2013	Loan Balance	Amount of Coverage	% of Total	Credit Rating at 2/28/2014	[a]	Outlook
Mortgage Guaranty Insurance Corp.	$20	$6	33%	Ba3		Stable
Genworth Mortgage Insurance Corp.	8	2	11%	BB-		Positive
United Guaranty Residential Insurance Co.	7	2	11%	Baa1		Stable
Republic Mortgage Insurance Co.	7	2	11%	R
PMI Mortgage Insurance Co.	9	3	17%	R
All Others	9	3	17%
Total PMI Coverage	$60	$18	100%

[a]	Rating shown is the lowest rating among the three largest NRSROs, and an R rating signifies the insurer is under regulatory supervision.

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

As of December 31, 2013	Par	%
Wisconsin	$952	16%
Illinois	720	12%
California	708	12%
Texas	363	6%
Florida	287	5%
All other states	2,939	49%
Total unpaid principal balance of conventional MPF Loans	$5,969	100%

For further discussion of how concentration risks may affect us, see Risk Factors on page 19.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Derivative Counterparties

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through a Futures Commission Merchant (FCM) with a derivatives clearing organization (clearinghouse). As of December 31, 2013, we held an immaterial amount of cleared derivative contracts.

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

Bilateral Derivatives. We are subject to credit risk due to non-performance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to a counterparty depends on the credit rating of that counterparty. The counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of December 31, 2013.

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because the central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2013.

We actively monitor our counterparties' exposure to European sovereign debt and consider this exposure as a component of our credit risk review process. Due to the significant European sovereign credit concerns, we have reduced new derivatives transactions with European counterparties to reduce our exposure to these counterparties. We may further limit derivatives transactions with other European counterparties in accordance with our risk management policies and regulatory requirements.

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

	Derivative Asset Exposure at Fair Value Net of Cash Collateral	Securities Collateral Held	Net Exposure After Collateral
As of December 31, 2013
A rated	$32	$31	$1
Member institutions and MPF delivery commitments	3	—	3
Total derivatives	$35	$31	$4

As of December 31, 2012
AA rated	$1	$—	$1
A rated	31	30	1
Member institutions and MPF delivery commitments	15	—	15
Total derivatives	$47	$30	$17

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

Cash Flow Hedges

Anticipated Discount Notes - Our hedge objective is to mitigate the variability of cash flows associated with the benchmark interest rate, London Interbank Offer Rate (LIBOR), of variable interest streams associated with the recurring maturity and re-issuance of short-term fixed rate discount notes. The variability in cash flows associated with each new issuance of discount notes results from changes in LIBOR over a specified hedge period caused by the recurring maturity and re-issuance of short-term fixed-rate discount notes over that hedge period. Our hedge strategy may involve the use of forward starting swaps to hedge this variability in cash flows due to changes in LIBOR so that a fixed-rate is secured over the life of the hedge relationship. In effect, we are changing what would otherwise be deemed a variable-rate liability into a fixed-rate liability. The total principal amount at issuance of the discount notes (i.e. net proceeds) and the total principal amount of the discount notes on an ongoing basis is equal to or greater than the total notional on the actual swaps used as hedging instruments. We document at hedge origination, and on an ongoing basis, that our forecasted issuances of discount notes are probable. We measure effectiveness each period using the hypothetical derivative method. The purpose of this measurement is to reclassify the amount of hedge ineffectiveness from AOCI to derivatives and hedging activities in the periods where the actual swap has changed in fair value greater than the hypothetical swap's changes in fair value.

Variable-Rate Advances - We may use an option to hedge a specified future variable cash flow of variable-rate LIBOR-based advances. The option will effectively create a floor on the variable cash flow at a predetermined target rate. These hedges are considered perfectly effective since in each hedge relationship, the critical terms of the LIBOR floor completely match the related terms of the hedged forecasted cash flows. For effective hedges using options, the option premium is reclassified out of AOCI using the floorlet method. Specifically, the initial basis of the instrument at the inception of the hedge is allocated to the respective floorlets comprising the floor. All subsequent changes in fair value of the floor, to the extent deemed effective, are recognized in AOCI. The change in the allocated fair value of each respective floorlet is reclassified out of AOCI when each of the corresponding hedged forecasted transactions impacts earnings.

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

MPF Loans - We discontinued our fair value hedge relationships for MPF Loans during 2012 due to hedge ineffectiveness.

Forward Starting Advances - We enter into fair value hedge relationships between forward starting advances, which represent firm commitments, and interest rate swaps. In such cases, we carry the forward starting advance at fair value with any changes in fair value recognized in non-interest gain (loss) on derivatives and hedging activities. Such changes in fair value are offset by the change in fair value of the interest rate swap (i.e., hedging instrument).

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

Fair Value Option - We elected the fair value option for advances, discount notes, and short-term consolidated obligation bonds for which hedge accounting treatment may not be achieved. Specifically, hedge accounting may not be achieved in cases where it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance even though the interest rate swaps used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of the advance, discount note, and short-term consolidated obligation bonds with the interest rate swap economically hedging it.

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

As of December 31,			Notional Amount
Hedged Item/ Economic Risk Exposure [a]	Hedging Instrument	Hedge Type	2013	2012
Discount Notes	Receive-floating, pay fixed interest rate swap	Cash flow	$6,103	$6,718
Fair value risk exposure related to Discount Notes	Receive-fixed, pay floating interest rate swap	Economic	75	—
Consolidated Obligation Bonds (fixed-rate without options)	Receive-fixed, pay floating interest rate swap (without options)	Fair value	617	2,349
Consolidated Obligation Bonds (fixed-rate with options)	Receive fixed, pay floating interest rate swap (with options)	Fair value	14,313	8,660
Consolidated Obligation Bonds Convert variable rate to a different variable rate to offset embedded option risk	Receive floating with embedded features, pay floating interest rate swap	Fair value	50	50
Fair value risk exposure related to Consolidated Obligation Bonds in which the fair value option was elected.	Receive-fixed, pay floating interest rate swap	Economic	1,000	250
Consolidated Obligation Bonds (fixed-rate with options)	Receive fixed, pay floating interest rate swap (with options)	Economic	20	—
Fair value risk exposure related to Consolidated Obligation Bonds in which the fair value option was elected.	Receive-floating, pay floating interest rate swap	Economic	—	1,000
Available-for-Sale Securities	Receive floating, pay fixed interest rate swap	Fair value	3,983	3,995
The risks arising from changing market prices and volatility of investment securities classified as trading securities.	Receive floating, pay fixed interest rate swap	Economic	—	594
Advances	Receive-floating, pay fixed interest rate swap (without options)	Fair value	2,269	1,854
Advances	Receive-floating, pay fixed interest rate swap (with options)	Fair value	1,011	1,052
Advances converting fixed rate to a variable rate	Pay fixed, receive floating swap	Economic	30	10
Advances	Interest rate swaption	Economic	180	—
Fair value risk exposure related to Advances in which the fair value option was elected.	Pay floating, receive floating basis swap	Economic	4	4
Advances	Cap	Economic	39	38
Duration, convexity and prepayment risk of MPF Loans	A combination of swaps, swaptions, caps, floors and futures	Economic	18,422	22,009
To offset interest rate swaps executed with members by executing interest rate swaps with derivative counterparties	Receive floating interest rate swap, pay-fixed	Economic	57	50
Protects against fair value risk associated with fixed rate mortgage purchase commitments	Mortgage delivery commitment	N/A	203	992
Total			$48,376	$49,625

[a]	Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2013
Advances	$(3)	$—	$—	$(7)	$—
MPF Loans	(2)	(6)	(2)	(3)	1
Mortgage Backed Securities	(7)	(3)	(1)	(9)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	13	22	—	12	—
Derivatives	1	(17)	—	—	—
Total	$1	$(4)	$(3)	n/m	$1

As of December 31, 2012
Advances	$(3)	$—	$—	$(4)	$—
MPF Loans	(2)	(2)	(6)	(3)	1
Mortgage Backed Securities	(9)	(1)	(2)	(10)	—
Other interest earning assets	(1)	—	—	(5)	—
Interest-bearing liabilities	10	8	—	9	—
Derivatives	5	(5)	—	—	—
Total	$—	$—	$(8)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of December 31, 2013, our sensitivity to changes in implied volatility was $(4) million, compared to none at December 31, 2012. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of December 31, 2013			As of December 31, 2012
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
5.9	1.0	-0.9	2.4	0.8	-3.5

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of December 31, 2013, our duration gap was 0.7 months, compared to 0.4 months as of December 31, 2012.

As of December 31, 2013, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $588 million, and our market value of equity to book value of equity ratio was 116%. At December 31, 2012, our fair value surplus was $65 million and our market value of equity to book value of equity ratio was 102%. These improvements were primarily caused by the widening of consolidation obligation spreads relative to LIBOR and in lesser part due to interest rate movement. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	December 31, 2013		December 31, 2012
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$149.3	$(185.0)	$115.2	$(185.0)
-100 bp	62.3	(77.5)	72.4	(77.5)
-50 bp	26.5	(30.0)	42.5	(30.0)
-25 bp	12.4	(15.0)	19.8	(15.0)
+25 bp	(8.3)	(30.0)	6.7	(30.0)
+50 bp	(13.6)	(60.0)	28.6	(60.0)
+100 bp	(12.6)	(155.0)	107.4	(155.0)
+200 bp	21.7	(370.0)	248.5	(370.0)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 8.	Financial Statements and Supplementary Data.

Our Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1.

Supplementary Data - Selected Quarterly Financial Data (Quarter amounts are unaudited)

	Year	4th		3rd	2nd		1st
2013
Interest income	$1,511	$355		$373	$380		$403
Interest expense	1,061	235		254	282		290
Provision for credit losses	(2)	—		—	(2)		—
Net interest income	452	120		119	100		113
Other-than-temporary impairment credit losses	—	—		—	—		—
Non-interest income gain (loss)	(1)	(27)	[a]	(10)	35		1
Non-interest expense	75	49	[b]	26	(25)	[c]	25
Total assessments	33	5		8	11		9
Net income	$343	$39		$75	$149		$80

2012
Interest income	$1,916	$440		$466	$485		$525
Interest expense	1,344	305		326	347		366
Provision for credit losses	9	1		—	2		6
Net interest income	563	134		140	136		153
Other-than-temporary impairment credit losses	(15)	—		—	(14)		(1)
Non-interest income gain (loss)	(20)	(2)		(12)	(13)		7
Non-interest expense	111	21		28	32		30
Total assessments	42	11		10	8		13
Net income	$375	$100		$90	$69		$116

[a]	Includes a loss of $118 million on the early extinguishment of debt and a gain of $99 million on litigation settlement awards. See Results of Operations on page 42 for details.

[b]	Includes $19 million in litigation settlement legal expense, see Results of Operations on page 44 for details.

[c]	Includes a $50 million gain from the reversal regarding the Community First Fund, see Results of Operations on page 44 for details.

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (1992)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2013 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2013 was the election of certain member and independent directors, which occurred in the fourth quarter of 2013 as described above. We conducted this election to fill two open member directorships and two open independent directorships for 2014 designated by the FHFA. In 2013, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 8, 2013, as amended by an 8-K/A filed on December 17, 2013.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2014.

Name	Age	Director Since	Expiration of Term as of December 31,
Steven F. Rosenbaum, Chairman [a]	57	2007	2017
William W. Sennholz, Vice Chairman [b]	48	2008	2014
Diane M. Aigotti [d]	49	2009	2015
James T. Ashworth [a]	62	2013	2016
Owen E. Beacom [a]	55	2012	2015
Edward P. Brady [d]	50	2009	2015
Mary J. Cahillane [d]	62	2011	2016
Mark J. Eppli [d]	52	2012	2017
Thomas M. Goldstein [d,e]	54	2009	2016
Arthur E. Greenbank [a]	59	2010	2016
Thomas L. Herlache [b]	71	2005	2016
Roger L. Lehmann [a]	72	2004	2014
E. David Locke [b]	65	2007	2017
John K. Reinke [b]	62	2012	2015
Leo J. Ries [c]	60	2009	2014
Michael G. Steelman [a]	63	2011	2014
Gregory A. White [c]	50	2009	2017

[a]	Illinois member director.

[b]	Wisconsin member director.

[c]	Public interest director.

[d]	Independent director.

[e]	Mr. Goldstein previously served as a member director from 2005 to 2007.

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

Ms. Aigotti serves on the following Board committees of the Bank: Audit (Vice Chairman) and Risk Management.

James T. Ashworth joined CNB Bank & Trust, N.A. in 1978 and has served as Vice Chairman and Investment Officer of CNB Bank & Trust, N.A. and President and CEO of its holding company, CNB Bank Shares, Inc. since 1989. Mr. Ashworth served as Chairman of the Community Bankers Association of Illinois and as an elected director of the Independent Community Bankers of America, on the state association's Legislative Committee and the national association's Regulation Review Committee.  He also has previously served on the Illinois State Treasurer's Community Bank Advisory Council and as an appointed delegate to the White House Conference on Small Business.

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

Mary J. Cahillane has served as the Vice President of Finance and Investments of The Spencer Foundation since 2003 and is currently its Chief Investment Officer. She previously worked for Bank of America from 1994 to 2003, Continental Bank from 1981 to 1985 and again from 1989 to 1994 and Texas Commerce Bank from 1985 to 1989. Ms. Cahillane also currently serves on the Boards of Forsythe Technology, Inc., IES Abroad, St. Anthony's Hospital, Children's First Fund, and PEAK (Partnership to Educate and Advance Kids). Ms. Cahillane previously served on the Boards of ShoreBank Corporation and ShoreBank. The Board nominated Ms. Cahillane to serve as an independent director based on her knowledge of and experience in financial management and risk management practices, as indicated by her background.

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

Mr. Greenbank serves on the following Board committees of the Bank: Risk Management and Operations & Technology (Vice Chairman).

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

Mr. Herlache serves on the following Board committees of the Bank: Audit, Executive & Governance and Human Resources & Compensation.

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

John K. Reinke has been with The Stephenson National Bank & Trust since 1974 and has served as President there from 2000 to 2013. Mr. Reinke currently serves as Chair of the board of directors of The Stephenson National Bank & Trust subsequent to his retirement from the CEO position in April 2013. Mr. Reinke previously served on the Government Relations Administrative Council for the American Bankers Association. In addition, he served on the Board of the Wisconsin Bankers Association from 2002 through 2008 and as Chairman from 2006 to 2007. Mr. Reinke also has previously served as a Bay Area Medical Center board member and Treasurer, President of the University of Wisconsin - Marinette Foundation, Inc., President of the Menominee Area Chamber of Commerce, Chairman of the M&M Area Community Foundation, M&M Area Great Lakes Sport Fishermen President, M&M YMCA President, and Marinette County Revolving Loan Committee President.

Mr. Reinke serves on the following Board committees of the Bank: Audit, Executive & Governance (Alternate) and Human Resources & Compensation (Chairman).

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

Mr. Rosenbaum serves as the Bank's Chairman of the Board and Chairman of the Executive & Governance Committee. He serves as an ex officio member of the following Board committees: Affordable Housing, Audit, Public Policy, Human Resources & Compensation, Risk Management and Operations & Technology.

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

Mr. Sennholz serves as the Bank's Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He also serves on the following Board committees of the Bank: Executive & Governance (Vice Chairman), Audit (Chairman), and Risk Management.

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

Mr. Steelman serves on the following Board committees of the Bank: Audit, Executive & Governance (Alternate) and Public Policy (Chairman).

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

Audit Committee Report

March 13, 2014

The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on April 23, 2013. Our Board of Directors determined that each Audit Committee member (Directors Sennholz, Aigotti, Cahillane, Herlache, Reinke, Steelman and Rosenbaum) is an “Audit Committee financial expert” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2013 and currently, is not independent, with the exception of Directors Aigotti and Cahillane who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Item 13. Certain Relationships and Related Transactions on page 114.
In accordance with its written charter adopted by the Board of Directors, the Audit Committee, assists the Board in fulfilling its responsibility for oversight of the Federal Home Loan Bank of Chicago's accounting, reporting and financial practices, including the integrity of its financial statements, among other areas.
The Audit Committee is directly responsible for the appointment and oversight of our independent auditors, PricewaterhouseCoopers LLP (PwC), including review of their qualifications, independence and performance. Among other duties, the Audit Committee also oversees:

•	the integrity of the Bank’s financial statements, the Bank’s accounting and financial reporting processes and systems;

•	internal control over the Bank’s financial reporting and safeguarding the Bank’s assets;

•	the programs, policies and compliance systems of the Bank designed to ensure compliance with applicable laws, regulations, other legal and regulatory requirements and policies;

•	practices with respect to risk assessment and risk management;

•	external auditor's qualifications and independence;

•	performance of the internal audit function; and

•	performance of the external auditor.

The Audit Committee annually reviews PwC’s independence and performance in connection with the Committee’s determination of whether to retain PwC or engage another firm as the Bank’s independent auditor. In the course of these reviews, the Committee considered, among other things:

•	PwC’s historical and recent performance on the Bank’s audit, including the results of an internal survey of PwC service and quality;

•	an analysis of PwC’s known legal risks and significant proceedings;

•	external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board (PCAOB) reports on PwC and its peer firms;

•	the appropriateness of PwC’s fees, on both an absolute basis and as compared to its peer firms;

•	PwC’s tenure as the Bank’s independent auditor and its familiarity with Bank operations and businesses, accounting policies and practices and internal control over financial reporting; and

•	PwC’s capability and expertise in auditing the breadth and complexity of Bank operations.

Audit Fees represent fees for professional services provided in connection with the audit of the Bank’s annual financial statements and internal control over financial reporting and reviews of the Bank’s quarterly financial statements, regulatory filings, consents and other SEC matters. Audit Fees remained the same in 2013 consistent with PwC’s commitments following the decision in 2011 to retain PwC as independent auditor. The Committee has reviewed and approved the amount of fees paid to the independent auditors for audit, audit related and other services. The Audit Committee has determined that PwC does not provide any non-audit services that would impair their independence. PwC has served as the independent registered public accounting firm of the Bank since 1990.
In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to the Bank. For lead and concurring audit partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of the Bank’s lead audit partner pursuant to this rotation

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

policy involves a meeting between the Chair of the Audit Committee and the candidate for the role, as well as discussion by the full Committee and with management.
Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PricewaterhouseCoopers LLP as the Bank's independent registered public accounting firm for 2014.
The Audit Committee annually reviews its written charter and practices, and has determined that its charter and practices are consistent with the applicable FHFA regulations and the provisions of the Sarbanes-Oxley Act of 2002.
Among other matters, the Committee also:

•	reviewed the scope of and overall plans for the external and internal audit program;

•	discussed with management and PwC the Bank’s processes for
risk assessment and risk management;

•	reviewed and approved the Bank’s policy with regard to the hiring of former employees of the independent auditor;

•	reviewed and approved the Bank’s policy for the pre-approval of audit and permitted non-audit services by the independent auditor;

•	received reports pursuant to the Bank’s policy for the submission and confidential treatment of communications from employees and others about accounting, internal controls and auditing matters;

•
reviewed with management the scope and effectiveness of the Bank’s disclosure controls and procedures, including for purposes of evaluating the accuracy and fair presentation of the Bank’s financial statements in connection with certifications made by the Bank’s President and Chief Financial Officer; and

•	reviewed significant legal developments and the Bank’s processes for monitoring compliance with law and Bank policies.

The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of any complaints we receive. The Bank encourages employees and third-party individuals and organizations to report concerns about the Bank’s accounting controls, auditing matters or anything else that appears to involve financial or other wrongdoing.
Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the PCAOB and the U.S. Government Accountability Office. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 11 times during 2013, and has regular executive sessions with both internal and external auditors.
In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of non-GAAP financial information) and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including significant accounting policies and judgments) with management, the Bank’s internal auditors and PwC. The Audit Committee also reviewed the Bank’s policies and practices with respect to financial risk assessment, as well as its processes and practices with respect to enterprise risk assessment and management. The Audit Committee discussed with PwC matters required to be discussed by Auditing Standard No. 16 Communications with Audit Committee, as amended, and Rule 2-07 (Communication with Audit Committees) of Regulation S-X. The Audit Committee met with PwC and with the Bank’s internal auditors, in each case, with and without other members of management present, to discuss the results of their respective examinations, the evaluations of the Bank’s internal controls and the overall quality and integrity of the Bank’s financial reporting. Management represented to the Audit Committee that the Bank's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.
Based on the discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report referred to above, the Audit Committee recommended to the Board, and the Board has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission.
As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:
William W. Sennholz (Chairman)
Diane M. Aigotti (Vice Chairman)
Mary J. Cahillane
Thomas L. Herlache
John K. Reinke
Michael G. Steelman
Steven F. Rosenbaum (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2014:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	60	President and Chief Executive Officer	2003
Sanjay K. Bhasin	45	Executive Vice President, Members and Markets	2004
Michael A. Ericson	42	Executive Vice President & Chief Risk Officer	2005
Peter E. Gutzmer	60	Executive Vice President, General Counsel and Corporate Secretary	1985
Thomas H.W. Harper*	48	Executive Vice President, General Auditor	2005
Roger D. Lundstrom	53	Executive Vice President & Chief Financial Officer	1984
Samuel J. Nicita	53	Executive Vice President, Community Investment & Member Products Support	2008
John Stocchetti	57	Executive Vice President, Mortgage Partnership Finance Program	2006
Nancy A. Nottoli	59	Senior Vice President, Bank Services	2012

*
Although Mr. Harper is a non-voting member of the Bank's Executive Team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Securities Exchange Act of 1934 because he is not in charge of a principal business unit, division or function, nor does he perform a similar policy making function.

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

Samuel J. Nicita became Executive Vice President & Group Head, Community Investment and Member Products Support of the Bank in January 2014. Prior to that, he was Senior Vice President & Group Head, Community Investment of the Bank from 2012 to 2014, Community Investment Officer of the Bank from 2011 to 2012, Senior Vice President, Manager Premier Group/Middle Office of the Bank from 2010 to 2011 and Vice President, Manager Premier Group/Middle Office of the Bank from 2008 to 2010.  Prior to joining the Bank, Mr. Nicita was Chief Operating Officer of Highview Capital Management from 2006 to 2008, Director of Operations of Ritchie Capital Management from 2001 to 2006 and held various positions with Chicago Research and Trade (which was acquired by Nations Bank, and later merged with Bank of America) from 1990 to 2001.

John Stocchetti became Executive Vice President & Group Head, Mortgage Partnership Finance Program of the Bank in January 2014.  Prior to that, he was Executive Vice President & Group Head, Products and Operations (formerly Operations and Administration) of the Bank from May 2008 to January 2014, after having served as Senior Vice President, Acting Head of Operations and Administration from April 2008 until then.  Mr. Stocchetti served as Senior Vice President, Project Premier Director of the Bank from 2006 to 2008.  Prior to joining the Bank, Mr. Stocchetti was with Ritchie Capital Management, LLC, serving as Chief Financial Officer from 2005 to 2006 and Director - Business Development from 2004 to 2005.  Previously, Mr. Stocchetti was with Learning Insights, Inc., serving as Chief Executive Officer from 2003 to 2004 and SVP, Operations and Product Management from 2000 to 2003.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2013 named executive officers (NEOs): Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Sanjay Bhasin, Executive Vice President & Group Head, Members and Markets; Michael Ericson, Executive Vice President & Chief Risk Officer; and John Stocchetti, Executive Vice President & Group Head, Mortgage Partnership Finance Program (who formerly served as Group Head of Products and Operations during 2013 until he began to dedicate all of his attention to the Bank’s MPF Program business and operations, effective January 9, 2014).

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

Regulatory Oversight of Executive Compensation

The FHFA provides certain oversight of FHLB executive officer compensation. Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, the FHFA Director must prohibit an FHLB from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the FHFA has directed the FHLBs to submit all compensation actions involving named executive officers to the FHFA for prior review. On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs, as further discussed in Legislative and Regulatory Developments on page 15.

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 103.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan goals, risks and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating operational, market and credit risk principles against the goals, risks and payouts associated with our short-term, deferred and long-term incentive compensation plans. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for each of 2013 and 2014 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2012 Federal Home Loan Bank System Key Position Survey. This survey, conducted by Reimer Consulting, outlines executive and non-executive compensation information for various positions across all 12 FHLBs.

We also engaged McLagan Partners, a compensation consulting firm, to conduct a compensation survey for 2012 that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards and total compensation.  The survey compares our executive officer compensation against three peer groups: (1) commercial banks, (2) other FHLBs, and (3) named executive officers from publicly traded financial institutions with $5 billion to $20 billion in assets. McLagan reviewed the data collection and results with our HR&C Committee and Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants.

The information obtained from the 2012 Federal Home Loan Bank System Key Position Survey and the McLagan Executive Compensation Benchmarking Survey (together, Compensation Surveys) was considered by the Board of Directors, the HR&C Committee and our President and CEO, as appropriate, when making compensation decisions for 2013.

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

Performance-based compensation is split between our short-term, long-term and deferred cash incentive award opportunities, providing incentive for our NEOs to pursue particular business objectives consistent with the overall business strategies and risk management criteria set by our Board of Directors. The plans for our NEOs, although designed to reward both overall Bank performance and individual performance, are heavily weighted toward overall Bank performance. These long-term and deferred award opportunities also serve as a retention incentive for our executives.

In determining executive compensation, we do not have to consider federal income tax effects on the Bank because we are exempt from federal income taxation.

Employment Agreements

All of our NEOs (other than the President and CEO) are at-will employees of the Bank.

Mr. Feldman's employment agreement provides for a four year employment term effective January 1, 2011 through December 31, 2014, unless terminated earlier as provided for in the agreement. The agreement provides for automatic one-year extensions until such date as the Board of Directors or Mr. Feldman gives notice and terminates the automatic extension provision. Under this agreement, the Board of Directors set Mr. Feldman's 2013 base salary at $763,000 after considering his performance and accomplishments during 2012 and the overall competitive market data from the Compensation Surveys.  The Board of Directors decided upon a base salary that would place Mr. Feldman near the 75th percentile of the base salaries paid to other FHLB presidents based upon the complex nature and operations of the Bank relative to the other FHLBs and the importance of his retention.  The HR&C Committee reviews Mr. Feldman's performance annually and in its discretion may recommend an increase in salary to the Board of Directors for approval.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Mr. Feldman’s employment agreement was amended on July 23, 2013 to allow Mr. Feldman to participate in the Bank’s new President and Executive Team Incentive Compensation Plan. Mr. Feldman is also entitled to participate in the Key Employee Long Term Incentive Compensation Plan for the 2012 to 2014 and 2013 to 2015 performance periods after which this long-term incentive component of his compensation will be replaced by the Deferred Award under the President and Executive Team Incentive Compensation Plan discussed below. The Board of Directors may award a discretionary bonus to Mr. Feldman separate from any incentive compensation earned under these plans. In addition, Mr. Feldman is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives. Under the employment agreement, the Bank has agreed to indemnify Mr. Feldman with respect to any tax liabilities and penalties and interest under Section 409A of the Internal Revenue Code of 1986.

For a description of Mr. Feldman's post-termination compensation payable under his employment agreement see Severance Arrangements on page 103.

Base Salary

Base salary is a key component of our compensation program. In making base salary determinations, the HR&C Committee and, with respect to making compensation recommendations for the other executive officers, the President and CEO, review competitive market data from the Compensation Surveys and consider factors such as prior related work experience, individual job performance, and the position's scope of duties and responsibilities within our organizational structure and hierarchy.

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee. The Board of Directors approved a four year employment agreement for Mr. Feldman in 2011 and set his base salary at $763,000 for 2013 as described above.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the HR&C Committee. In setting base salaries, Mr. Feldman and the HR&C Committee will generally consider competitive market data from the Compensation Surveys. The HR&C Committee and Mr. Feldman have determined that the compensation guideline for base salaries for NEOs (other than the President and CEO) should target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the other FHLBs.  Due to the complex nature and operations of the Bank relative to the other FHLBs and the importance of retaining key members of executive management team, salaries for certain NEOs may be targeted above the 75th percentile.  For those NEOs with base salaries below the 75th percentile, the HR&C Committee plans to make adjustments over time to align their salaries with the 75th percentile.

Mr. Bhasin and Mr. Stocchetti both received 5.9% increases in base salary for 2013 from $421,200 to $446,000. This increase for Mr. Bhasin and Mr. Stocchetti, which brings their new base salaries slightly above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs, reflects the increased complexities of their jobs compared to those serving in similar positions at the other FHLBs and their individual performance. Due to similarities in the level of responsibilities and complexity of Mr. Bhasin's and Mr. Stocchetti's positions during 2013, it was determined that their base salaries should be internally equitable to one another for 2013. Mr. Lundstrom received an 8.4% increase in base salary for 2013 from $323,050 to $350,000, which brings his new base salary near the 70th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. Mr. Ericson received a 10.1% increase in base salary for 2013 from $281,650 to $310,000, which brings his new base salary near the 55th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs.

President and Executive Team Incentive Compensation Plan

On January 29, 2013, upon the recommendation of the HR&C Committee, our Board of Directors approved a new President and Executive Team Incentive Compensation Plan (the Incentive Plan). This new plan was designed to be consistent with guidance provided by the FHFA.

The Incentive Plan is a cash-based annual incentive plan with a deferral component that establishes individual incentive award opportunities related to achievement of performance objectives by the Bank and by participants during performance periods. The Incentive Plan provides the Bank’s executive team management, including our NEOs, the opportunity to earn incentive compensation awards based on the Bank’s achievement of certain financial and performance goals established by the Board (the Performance Goals).

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn a short-term annual award during a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period the Board will determine the total Incentive Award of each Incentive Plan participant based on the achievement of the Performance Goals at a minimum, target or maximum level. As approved by the Board for the 2013 - 2016 performance period, the Incentive Award may range for NEOs other than the President & CEO from 40% to 80% of base salary and from 60% to 100% of base salary for the President & CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Goals) and will be deferred during the three-year deferral period. The HR&C Committee may in its discretion increase the Annual Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Goals applicable to such individual.

In determining the Performance Goals under the Incentive Plan, the HR&C Committee strives to:

(1)	balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks;

(2)
make such determination in a manner designed to ensure that participants’ overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies and procedures regarding such compensation arrangements; and

(3)
monitor the success of the Performance Goals and weighting established in prior years, alone and in combination with other incentive compensation awarded to the same participants, and make appropriate adjustments in future calendar years as needed so that payments appropriately incentivize participants and reflect risk.

Performance Goals for Annual Awards

The Incentive Award opportunity for each performance period will be based on Performance Goals established annually by the Board. The Incentive Plan provides that the HR&C Committee and the Board will establish separate Performance Goals for Annual Awards and Deferral Awards. Performance Goals for Deferred Awards will apply during the deferral period and assessment of the achievement of Performance Goals will be determined at the end of each deferral period.

The Performance Goals for the 2013 Annual Awards and total weighting for each goal are as follows:

	Bank-Wide Performance Goals	Weighting for Chief Risk Officer	Weighting for President and Other NEOs
A	Increase in GAAP retained earnings from 12/31/2012 to 12/31/2013	10.00%	15.00%
B	Advances as a percentage of member commercial bank and thrift wholesale funding as of 9/30/2013	6.67%	8.33%
C	Increase in par amount of advances and letters of credit outstanding from 12/31/2012 to 12/31/2013	6.67%	8.33%
D	New volume in the unpaid principal balance of new FHLB member mortgage loans processed through the MPF provider from 2011 to 2013	15.00%	20.00%
E	Implementation of key Bank projects	32.50%	20.00%
F	Total number of training days completed by Bank staff in 2013	7.50%	5.00%
G	Enhance community investment operations	8.34%	9.17%
H	Completion of formal stock repurchase program	13.32%	14.17%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Goal for the 2013 Annual Awards along with actual and weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Goal	Minimum	Target	Maximum	2013 Results	President [a]	Chief Risk Officer [b]	All Other NEOs [b]
A	$209.0 million	$232.0 million	$255.0 million	$337.4 million	15.00%	8.00%	12.00%
B	30.0%	32.0%	34.0%	30.4%	5.33%	2.93%	3.67%
C	$1.200 billion	$2.683 billion	$4.000 billion	$3.600 billion	7.83%	4.94%	6.16%
D	$5.0 billion	$7.0 billion	$9.0 billion	$9.0 billion	20.00%	12.00%	16.00%
E	4 projects	6 projects	8 projects	5.9 projects	15.80%	19.18%	11.80%
F	550 days	700 days	800 days	1,102 days	5.00%	6.00%	4.00%
G	All remediation efforts completed by 12/31/2013	All remediation efforts completed by 6/30/2013	All remediation efforts completed by 6/30/2013 and key process improvements implemented during 2013	All remediation efforts completed by 6/30/2013 and key process improvements implemented during 2013	9.17%	6.67%	7.34%
H	All requested excess capital stock is repurchased	All requested excess capital stock is repurchased, a periodic repurchase schedule is created and one bifurcated dividend is paid	All requested excess capital stock is repurchased, a periodic repurchase schedule is created, one bifurcated dividend is paid, and one offering of advances with reduced capital requirements	All requested excess capital stock is repurchased, a periodic repurchase schedule is created, one bifurcated dividend is paid, and one offering of advances with reduced capital requirements	14.17%	10.66%	11.34%
Total Actual Incentive Award as a % of Salary [c]					92.30%	70.37%	72.30% [d]

[a]
The percentages shown above represent the actual achievement (which includes interpolated amounts where performance fell between the achievement levels) multiplied by (1) the applicable weighting for each goal and (2) the opportunity percentage (which ranges from 60% to 100% of base salary for the President).

[b]
The percentages shown above represent the actual achievement (which includes interpolated amounts where performance fell between the achievement levels) multiplied by (1) the applicable weighting for each goal and (2) the opportunity percentage (which ranges from 40% to 80% of base salary for NEOs other than the President).

[c]
50% of the Total Incentive Award Achieved is the Annual Award, which vested at the end of 2013, and 50% of the Incentive Award is the Deferred Award, which will vest at the end of the 2014-2016 deferral period.

[d]
The HR&C Committee began with an award opportunity of 72.30% for Mr. Bhasin and Mr. Stocchetti. After considering the Bank's overall performance and the individual performance of Mr. Bhasin and Mr. Stocchetti, the HR&C Committee increased the Incentive Award for Mr. Bhasin and Mr. Stocchetti to 78.48% of their base salary.

Performance Goals for Deferred Awards

The Performance Goals for the Deferred Awards during the 2014 - 2016 deferral period and award opportunities (expressed as a percentage of base salary) are set forth in the following table:

	Bank-Wide Performance Goals	Weighting for all NEOs	Minimum	Target	Maximum
A	Maintain market to par value ratio of Bank's capital stock between 3/31/2014 and 12/31/2016	35%	100%	105%	150%
B	Increase in GAAP retained earnings from 12/31/2012 to 12/31/2016	35%	$240 million	$440 million	$590 million
C	Maintain or improve Bank’s examination rating	30%	Maintain rating at 2012 level during deferral period	Improve rating in at least 1 year during deferral period	Improve rating in at least 2 years during deferral period

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee may, in its discretion, reduce or eliminate an Annual Award or a Deferred Award for any applicable performance period under any of the following circumstances: (1) the Bank receives the lowest or second-lowest cumulative rating in its FHFA examination in any calendar year in a particular performance period; (2) the Board determines that a material safety and soundness problem has occurred, or a material risk management deficiency exists at the Bank, or if (a) operational errors or omissions result in material revisions to the Bank’s financial results, information submitted to the FHFA, or to data used to determine Incentive Awards, (b) submission of material information to the Securities and Exchange Commission, the Office of Finance, or the FHFA is materially beyond any deadline or applicable grace period, or (c) the Bank fails to make sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, or other supervisory findings; (3) a Deferred Award may be reduced for each year during the deferral period in which the Bank has negative net income; or (4) with respect to an individual Incentive Plan participant only, (a) such Incentive Plan participant’s job performance is rated less than “Meets Expectations,” either during a performance period or at the scheduled time of an Incentive Award payout, (b) such Incentive Plan participant becomes subject to any disciplinary action at the scheduled time of an Incentive Award payout, or (c) such Incentive Plan participant fails to comply with regulatory requirements or standards, internal control standards, the standards of his or her profession, any internal Bank standard, or fails to perform responsibilities assigned to such Incentive Plan participant under the Bank’s strategic business plan.

The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Goals during the deferral period. For the 2013 - 2016 performance period, the amount of the Deferred Award as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

In addition, the HR&C Committee may in its discretion increase the Annual Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Goals applicable to such individual.

Incentive Plan participants are paid their respective Incentive Awards, if any, in cash following the initial and deferred performance periods, provided that the Incentive Plan participant is actively employed by the Bank at the end of the performance period and also provided that participants may elect to defer some or all of an Incentive Award under our Benefit Equalization Plan. However, if a Incentive Plan participant dies, becomes disabled, or retires on a date that is not more than 18 months before the end of a deferral period, such Incentive Plan participant will be vested at the end of the performance period in a pro rata portion of the Deferred Award such Incentive Plan participant would have received if his or her employment at the Bank continued through the end of the deferral period. Such pro rata portion of the Deferred Award would be calculated by multiplying the applicable Deferred Award by a fraction, the numerator of which is the number of full months such Incentive Plan participant was employed by the Bank during the deferral period, and the denominator of which is 36. For a description of the terms of the Benefit Equalization Plan see Benefit Equalization Plan on page 104.

The Incentive Plan also provides for a one-time final “gap year” award opportunity to compensate Incentive Plan participants for the gap in incentive award payments that will result from the planned discontinuation of the Bank’s Key Employee Long Term Incentive Compensation Plan for Incentive Plan participants. No long-term or deferred incentive compensation would be payable to Incentive Plan participants in calendar year 2016 because of differences between the long-term performance period of the Key Employee Long Term Incentive Compensation Plan and the deferral period under the Incentive Plan. The Incentive Plan establishes a one-time three-year gap year performance period from January 1, 2013 through December 31, 2015. Gap year awards for Incentive Plan participants will be determined under and governed by the terms of the Key Employee Long Term Incentive Compensation Plan as described below.

See President and Executive Team Incentive Compensation Plan on page 107 for the awards made to the NEOs under this plan.

Key Employee Long Term Incentive Compensation Plan

The HR&C Committee believes that long-term incentives for executives align the interests of our shareholder members and our executives. Our NEOs currently participate in a Key Employee Long Term Incentive Compensation Plan under which the HR&C Committee establishes performance periods, performance goals consistent with our long-term business strategies, related performance criteria, performance targets and target values (collectively, goals) for approval by the Board of Directors. The HR&C Committee designates those officers, including our NEOs, who are eligible to participate in the plan for the performance period. The HR&C Committee may make adjustments in the performance goals at any time to reflect major unforeseen transactions, events, or circumstances. Our NEOs will continue to participate in the Key Employee Long Term Incentive Compensation Plan for the 2012 to 2014 and 2013 to 2015 performance periods, after which this long-term incentive component of their compensation will be replaced by the Deferred Award under the President and Executive Team Incentive Compensation Plan discussed above.

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

Award payments under the Key Employee Long Term Incentive Plan for the President and CEO can range, on the basis of performance, from 0% to 50% of annual salary with the target amount being 30% of annual salary as further described in the table below.

President's Potential Awards
Performance Percentage	Award Payment Level
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.5% of annual salary
100% (target amount)	30% of annual salary
Every 1% increase between 100% and 130%	An additional 2/3rds of 1% of annual salary (to a maximum of 50% of annual salary)

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Award payments for the other NEOs under the Key Employee Long Term Incentive Plan can range, on the basis of performance, from 0% to 40% of annual salary with the target amount being 20% of annual salary as further described in the table below.

Executive Team Potential Awards
Performance Percentage	Maximum Award Percentage
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.00% of annual salary
100% (target amount)	20% of annual salary
Every 1% increase between 100% and 130%	An additional 2/3rds of 1% of annual salary (to a maximum of 40% of annual salary)

In connection with determining the award payments for the 2011 to 2013 plan period, the HR&C Committee evaluated the achievement of the performance period goals outlined below.

Target Value	2011 - 2013 Performance Criteria	Percentage Attained
20%	$12 billion increase in the par amount of advances outstanding from 12/31/2010 to 12/31/2013.	—%
10%	$16.1 billion of new volume in the unpaid principal balance of new FHLB member mortgage loans processed through the MPF provider from 2011 to 2013.	150%
60%	$301 million increase in GAAP retained earnings from 12/31/2010 to 12/31/2013.	150%
10%	Improvement in the Bank’s examination rating.	100%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 115% for 2011-2013. This resulted in a potential award amount of 30% of base salary for our executive officers (other than the President & CEO) and 40% for the President & CEO. The HR&C Committee decided to make awards under the plan at these levels based upon the accomplishment of the plan criteria and determined that no award adjustments were warranted.

See Key Employee Long Term Incentive Compensation Plan on page 107 for the awards made to the NEOs under this plan.

As discussed above, we plan to discontinue the Key Employee Long Term Incentive Compensation Plan for those participants in the newly implemented President and Executive Team Incentive Compensation Plan. However, because of differences between the long-term performance period of the Key Employee Long Term Incentive Compensation Plan and the deferral period under the President and Executive Team Incentive Compensation Plan, the HR&C Committee has established the following performance goals for a one-time final “gap year” award opportunity for the 2013 to 2015 performance period:

Target Value	2013-2015 Performance Criteria
15%	$6.538 billion increase in par amount of advances and letters of credit outstanding from 12/31/2012 to 12/31/2015
15%	$21 billion of new volume in the unpaid principal balance of new FHLB member mortgage loans processed through the MPF provider from 1/1/2013 to 12/31/2015
25%	$400 million increase in GAAP retained earnings from 12/31/2012 to 12/31/2015.
20%	12 Bank-sponsored conferences or meetings to which the entire membership is invited from 1/1/2013 to 12/31/2015.
10%	Implementation of Community First Fund.
15%	Improvement in the Bank's examination rating.

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

Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the authority to prohibit or limit any golden parachute or indemnification payment by an FHLB if a payment is made in contemplation of insolvency, the FHLB is insolvent or the payment may result in the preference of one creditor over another. Golden parachute payment means any compensation payment (or any agreement to make any payment) that is (i) contingent on, or by its terms is payable on or after, the termination of the person's employment or affiliation, and (ii) is received on or after insolvency, conservatorship, or receivership of the FHLB or the Director's determination that the FHLB is in a troubled condition (subject to a cease-and-desist order, written agreement, or proceeding, or determined to be in such a condition by the Director). See Legislative and Regulatory Developments on page 15 for discussion of the FHFA’s final rule issued on January 28, 2014 which sets forth the standards that the FHFA will take into consideration when limiting or prohibiting golden parachute payments.

For a further description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 110.

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

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2013, the limitation on annual earnings was $255,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $205,000 in 2013.

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

For 2013, our matching contribution was limited to $15,300 for each employee. For employees hired prior to January 1, 2011 both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2013, the Savings Plan limits the annual additions that can be made to a participating employee's account to $51,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $17,500 per year. In addition, no more than $255,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $5,500 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

We amended our Benefit Equalization Plan, effective as of January 1, 2013, to provide that if an executive officer dies, retires, or terminates employment due to disability when any short-term incentive compensation that was previously earned but deferred in accordance with the deferral provisions of any of the Bank’s incentive compensation plans, we will recalculate the officer’s pension benefits in order to adjust for the fact that such short-term incentive compensation would not otherwise be included in the officer’s base compensation for purposes of calculating pension benefits at the time the executive officer dies, retires or terminates employment due to disability. We will recalculate the employee’s pension benefit as if such deferred amounts had been included in the executive officer’s base compensation and the difference between that calculation and the amount to which the retired, deceased or disabled employee is entitled to under the Benefit Equalization Plan as a result of such calculation will be paid in a lump sum.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Amended Annual Report on Form 10-K for the year ended December 31, 2013.

The HR&C Committee:

John K. Reinke, Chairman
Thomas M. Goldstein, Vice Chairman
Owen E. Beacom
Thomas L. Herlache
Gregory A. White
Steven F. Rosenbaum, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2013.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [a]	All Other Compensation [c]	Total
			Annual Award	Long Term Award
Matthew R. Feldman	2013	$763,000	$352,125	$305,200	$283,000	$15,300	$1,718,625
President and Chief Executive Officer	2012	720,000	360,000	348,840	496,000	15,000	1,939,840
	2011	695,000	474,824	606,596	409,000	14,700	2,200,120

Roger D. Lundstrom	2013	350,000	126,525	105,000	[b]	15,300	596,825
Executive Vice President and Chief Financial Officer	2012	323,050	160,000	65,224	312,000	15,000	875,274
	2011	295,000	98,323	124,047	472,000	14,700	1,004,070

Sanjay K. Bhasin	2013	446,000	175,000	133,800	[b]	15,300	770,100
Executive Vice President and Group Head, Members and Markets	2012	421,200	200,000	85,040	177,000	15,000	898,240
	2011	400,000	166,180	168,200	151,000	14,700	900,080

Michael A. Ericson [d]	2013	310,000	109,074	93,000	[b]	15,300	527,374
Executive Vice President and Chief Risk Officer	2012	281,650	104,070	56,865	101,000	15,000	558,585
	2011	270,000	89,991	113,535	88,000	14,700	576,226

John Stocchetti	2013	446,000	175,000	133,800	102,000	15,300	872,100
Executive Vice President and Group Head, Mortgage Partnership Finance Program	2012	421,200	200,000	85,040	207,000	15,000	928,240
	2011	400,000	133,320	168,200	143,000	11,025	855,545

[a]
The amount reported in this column represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2012 to December 31, 2013.  The change in value resulted primarily from an increase in the discount rates used to calculate the present value of accrued benefits as further described in Retirement and Other Post-Employment Compensation Table and Narrative on page 108.   Adding another year of credited service as well as 2013 annual salary increases also contributed to the change in projected benefit amount.

[b]
During 2013, total pension value for Mr. Lundstrom, Mr. Bhasin and Mr. Ericson decreased by $15,000, $6,000 and $15,000, respectively. In accordance with SEC rules, these negative amounts are not included in this table.

[c]	Amounts reported for all other compensation consists of Bank contributions to employee 401(k) and BEP plans.

[d]	Mr. Ericson was not a named executive officer for 2011.

Narrative to Summary Compensation Table

Compensation under the heading Annual in the Summary Compensation Table is comprised of the Annual Awards under our President and Executive Team Incentive Compensation Plan. Compensation under the heading Long Term in the Summary Compensation table is comprised of awards under our Key Employee Long Term Compensation Plan.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President and Executive Team Incentive Compensation Plan

Annual Awards for 2013 to the NEOs under the President and Executive Team Incentive Compensation Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan page 97.

Name	Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Matthew Feldman	$763,000	46.15%	$352,125
Roger D. Lundstrom	350,000	36.15%	126,525
Sanjay K. Bhasin	446,000	39.24%	175,000
Michael A. Ericson	310,000	35.19%	109,074
John Stocchetti	446,000	39.24%	175,000

[a]	50% of the Total Incentive Award achieved as a percentage of base salary is the Annual Award for 2013.

Key Employee Long Term Incentive Compensation Plan

The table below sets forth the potential and actual awards under the 2011 to 2013 plan. For a description of how these awards were calculated see Key Employee Long Term Incentive Compensation Plan on page 100.

Name	Salary	Actual Long term Award as a % of Salary	Actual Long term Award
Matthew R. Feldman	$763,000	40%	$305,200
Roger D. Lundstrom	350,000	30%	105,000
Sanjay K. Bhasin	446,000	30%	133,800
Michael A. Ericson	310,000	30%	93,000
John Stocchetti	446,000	30%	133,800

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The table below describes the potential NEO awards under the President and Executive Team Incentive Compensation Plan for the plan period covering January 1, 2013, through December 31, 2016, and the Key Employee Long Term Incentive Compensation Plan for the “gap year” plan period covering January 1, 2013 through December 31, 2015. See President and Executive Team Incentive Compensation Plan on page 97 and Key Employee Long Term Incentive Compensation Plan on page 100 for a description of the performance criteria under these plans.

		Estimated Future Payouts under Incentive Plan Awards
Name	Incentive Plan [a]	Minimum	Target	Maximum
Matthew R. Feldman	Annual	$228,900	$305,200	$381,500
	Deferred	264,094	352,125	440,156
	Gap	—	228,900	381,500
Roger D. Lundstrom	Annual	70,000	105,000	140,000
	Deferred	94,894	126,525	158,156
	Gap	—	70,000	140,000
Sanjay K. Bhasin	Annual	89,200	133,800	178,400
	Deferred	131,250	175,000	218,750
	Gap	—	89,200	178,400
Michael A. Ericson	Annual	62,000	93,000	124,000
	Deferred	81,806	109,074	136,343
	Gap	—	62,000	124,000
John Stocchetti	Annual	89,200	133,800	178,400
	Deferred	131,250	175,000	218,750
	Gap	—	89,200	178,400

[a]	Annual: Annual Award under the President and Executive Team Incentive Compensation Plan. The amounts shown are based on the potential awards for each NEO for 2013.
Deferred: Deferred Award under the President and Executive Team Incentive Compensation Plan. The amounts shown reflect the actual Deferred Awards granted for 2014-2016 based on actual performance for 2013. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Goals during the 2014-2016 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Goals.
Gap: 2013 - 2015 "gap year" award under Key Employee Long Term Incentive Compensation Plan.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew R. Feldman [a]	Pension	9.75	$575,000	$—
	BEP	9.75	1,337,000	—
Roger D. Lundstrom	Pension	29.33	1,270,000	—
	BEP	29.33	691,000	—
Sanjay K. Bhasin	Pension	9.08	251,000	—
	BEP	9.08	268,000	—
Michael A. Ericson	Pension	8.42	202,000	—
	BEP	8.42	78,000	—
John Stocchetti	Pension	6.75	331,000	—
	BEP	6.75	346,000	—

[a]	At December 31, 2013 the additional present value of accrued benefits due Mr. Feldman under section (7)(b)(vi) of his employment agreement is $2,110,000.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 103. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant's accumulated benefit is calculated as of December 31, 2013 and 2012. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by 50% of the qualified Pension Plan benefit valued using the 2000 RP Mortality table (static mortality table for lump sums) and 50% of the qualified Pension Plan benefit is valued using the 2000 RP Mortality table (generational mortality table for annuities) valued at an interest rate of 4.95% as of December 31, 2013 and a 4.05% interest rate as of December 31, 2012.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2013 accumulated benefit and the present value of the December 31, 2012 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. Beginning with the postretirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The nonqualified Benefit Equalization Plan benefit is valued using the 2000 RP Mortality table (uses generational mortality table only) at an interest rate of 4.82% as of December 31, 2013 and an interest rate of 4.01% as of December 31, 2012.

The difference between the present value of the December 31, 2013 accumulated benefit and the present value of the December 31, 2012 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY		Registrant Contributions in Last FY	Aggregate Earnings in Last FY [b]	Aggregate Withdrawals/ Distributions [c]	Aggregate Balance of All Plans at Last FYE
Matthew R. Feldman	BEP	$45,670		$—	$177	$—	$190,847
	PICP	—		—	165	(119,035)	—
Roger D. Lundstrom	BEP	53,506		5,810	403	—	417,117
	EICP	—		—	34	(24,649)	—
Sanjay K. Bhasin	BEP	39,246	[d]	4,407	198	—	208,162
	EICP	—		—	58	(41,660)	—
Michael A. Ericson	BEP	4,035		231	25	—	27,477
	EICP	—		—	31	(22,560)	—
John Stocchetti	BEP	135,545	[e]	7,620	527	—	547,145
	EICP	—		—	46	(33,422)	—

[a]	PICP: President's Incentive Compensation Plan. EICP: Executive Incentive Compensation Plan.
The table above includes salary reduction contributions by our NEOs, and matching Registrant Contributions by the Bank under the Benefit Equalization Plan. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 104.

[b]	Not included in 2013 compensation as rate paid was not above a market rate.

[c]	Represents previously deferred amounts for 2011 - 2012 awards under the PICP and EICP plans that were distributed in 2013.

[d]	Includes voluntary EICP deferral of $12,352.

[e]	Includes voluntary EICP deferral of $19,624 and voluntary LTIP deferral of $50,134.

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Compensation Plan Payment	Long-Term Incentive Plan Payment	Health Care	Total
Matthew R. Feldman	$720,000	$228,900	$228,900	$10,866	$1,188,666
Roger D. Lundstrom	700,000	70,000	70,000	25,590	865,590
Sanjay K. Bhasin	421,200	89,200	89,200	17,060	616,660
Michael A. Ericson	281,650	62,000	62,000	17,060	422,710
John Stocchetti	421,200	89,200	89,200	17,060	616,660

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2013 under certain conditions. For purposes of calculating the severance benefit outlined in the table, we have assumed that Mr. Feldman was terminated by us other than for cause or that he terminated his employment for good reason and he would receive the termination payments outlined in his employment agreement and continued Bank-subsidized health care coverage. With respect to Mr. Lundstrom, Mr. Bhasin, Mr. Ericson and Mr. Stocchetti, we have assumed that their employment was terminated by us other than for cause, including a constructive discharge, and these NEOs would receive the termination payments outlined in the Employee Severance Plan and continued Bank-subsidized health care coverage. See Severance Arrangements on page 103.

We have also assumed that the payments under the President and Executive Team Incentive Compensation Plan would be at the applicable minimum amount for that plan. With respect to the Key Employee Long Term Incentive Compensation Plan, we have assumed that the termination of employment either (1) was in connection with a change-of-control or (2) was made by the executive for good reason. In these instances, an executive officer is vested in their potential award for plan periods ending in the year of termination. In this case, we have assumed the applicable plan period would be 2011 to 2013 with an award at the target amount.

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

In connection with setting Director compensation for 2013, our Board of Directors decided to maintain compensation levels at the same amounts as provided for in the prior compensation policy in effect during the latter half of 2012 as follows:

Position	Maximum Total Quarterly Retainers	Maximum Total Meetings Fees	Maximum Total Annual Compensation
Chairman of the Board	$45,000	$45,000	$90,000
Vice-chairman of the Board	40,000	40,000	80,000
Chairman of the Audit Committee	40,000	40,000	80,000
Other Committee Chairman	37,500	37,500	75,000
All other Directors	35,000	35,000	70,000

If a director does not fulfill his or her responsibility by meeting certain performance and attendance criteria set forth in the policy, the director's compensation will be reduced below the maximum amounts shown above. No additional meeting fees will be paid to any director for their participation in any other special meetings or events on behalf of the Board or the Bank, unless such participation results in a director being absent for a Board or Board committee meeting. All directors are also entitled to participate in a non-qualified, unfunded, deferred compensation plan, under which each Bank director has the opportunity to defer all or a portion of the compensation paid under this policy. The Bank reimburses directors for necessary and reasonable travel and related expenses associated with meeting attendance in accordance with the Bank's employee reimbursement policy.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee reviewed Director performance, as required by the revised policy, and determined that all directors serving during 2013 met the criteria necessary to receive their quarterly retainer fees. Per meeting fees reflect actual attendance by the Directors. The table below sets forth Director Compensation for 2013.

Name	2013 Total Fees Earned	2013 Fees Paid in Cash	2013 Fees Deferred [a]
Thomas L. Herlache - Chair	$90,000	$90,000	—
Steven F. Rosenbaum - Vice Chair	80,000	80,000	—
Diane M. Aigotti	70,000	70,000	—
James T. Ashworth	70,000	65,625	$4,375
Owen E. Beacom	70,000	70,000	—
Edward P. Brady	70,000	70,000	—
Mary J. Cahillane	70,000	63,783	6,217
Mark J. Eppli	70,000	70,000	—
Thomas M. Goldstein	75,000	75,000	—
Arthur E. Greenbank	70,000	57,566	12,434
Roger L. Lehmann	75,000	75,000	—
E. David Locke	75,000	75,000	—
John K. Reinke	70,000	70,000	—
Leo J. Ries	70,000	70,000	—
William W. Sennholz - Audit Committee Chair	80,000	80,000	—
Michael G. Steelman	75,000	75,000	—
Gregory A. White	70,000	70,000	—
Total	$1,250,000	$1,226,974	$23,026

[a]	Directors could elect, effective October 1, 2013, to defer fees to a director's non-qualified, unfunded, deferred compensation plan.

In setting Director compensation for 2014, our Board of Directors decided to maintain compensation levels at the same amounts as 2013.

We are a cooperative and our capital stock may only be held by current and former member institutions, so we do not provide compensation to our directors in the form of stock or stock options. In addition, our directors do not participate in any of our incentive or pension plans.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members are for the election of our directors, as more fully discussed in 2013 Director Election on page 87.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of February 28, 2014	Regulatory Capital Stock	% of Total
BMO Harris Bank N.A. 111 West Monroe Street Chicago, Illinois 60690	$170	10%
The Northern Trust Company 50 South LaSalle Street Chicago, Illinois 60603	142	9%
Associated Bank, N. A. 200 North Adams Street Green Bay, Wisconsin 54301	110	7%

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of February 28, 2014	Director Name	Capital Stock	Percent of Total Outstanding Capital
Baylake Bank 217 North 4th Ave. Sturgeon Bay, WI 54235	Thomas L. Herlache	$3.6	0.22%
First Bankers Trust Company, N.A. 1201 Broadway Quincy, IL 62301	Arthur E. Greenbank	2.5	0.15%
McFarland State Bank 5990 Highway 51 McFarland, WI 53558	E. David Locke	2.3	0.14%
Forward Financial Bank 207 West 6th Street Marshfield, WI 54449	William W. Sennholz	2.2	0.13%
Prospect Federal Savings Bank 11139 South Harlem Avenue Worth, IL 60482	Steven F. Rosenbaum	2.1	0.13%
CNB Bank & Trust, N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	1.5	0.09%
First Bank & Trust 820 Church Street Evanston, IL 60201	Owen E. Beacom	1.4	0.09%
The Harvard State Bank 35 North Ayer Street Harvard, IL 60033	Roger L. Lehmann	0.9	0.05%
The Stephenson National Bank & Trust 1820 Hall Ave. Marinette, WI 54143	John K. Reinke	0.8	0.05%
Farmers & Merchants State Bank of Bushnell 484 East Main Street Bushnell, IL 61422	Michael G. Steelman	0.1	0.01%
Total Directors as a group		$17.4	1.06%

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

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or executive officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 86. We have seven independent directors and ten member directors currently serving on our Board.

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

During 2013, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

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

See Information Regarding Current Directors of the Bank on page 87 for more information on our current directors. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

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

Applying the NYSE independence standards to our member directors, our Board determined that only member directors Beacom, Lehmann, Reinke, Rosenbaum, Sennholz and Steelman did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these current member directors meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors is independent under the NYSE independence standards.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been billed by our external accounting firm:

For the Years Ended December 31, (in thousands)	2013	2012
Audit fees	$769	$783
Audit related fees	64	45
Total fees	$833	$828

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

Federal Home Loan Bank of Chicago

PART IV
Item 15.     Exhibits, Financial Statements Schedules.

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 13, 2014 or, as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports, copies of which may be obtained by going to the SEC's website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital plan of the Federal Home Loan Bank of Chicago, as amended and restated effective July 1, 2013 [c]
10.1.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [d]
10.1.2	First Amendment to Sublease Agreement, dated January 26, 2010 [e]
10.2	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [d]
10.3	Advances, Collateral Pledge, and Security Agreement [l]
10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [a]
10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [a]
10.6.1	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement, dated September 15, 2000 [a]
10.6.2	First Amendment to Liquidity Option and Master Participation Agreement, dated April 16, 2001 [a]
10.6.3	Second Amendment to Liquidity Option and Master Participation Agreement, dated January 22, 2004 [a]
10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [g]
10.8.1	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2011 [h]
10.8.2	Amendment to Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2013 [i]
10.9.1	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, effective January 1, 2012 [f]
10.9.2	Federal Home Loan Bank of Chicago President's Incentive Compensation Plan, effective January 1, 2011 [h]
10.10.1	Federal Home Loan Bank of Chicago Executive Incentive Compensation Plan, effective January 1, 2012 [f]
10.10.2	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 [j]
10.11	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, effective January 1, 2013 [k]
10.12	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 [a]
10.13	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 [k]
10.14	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 [l]
10.15	Federal Home Loan Bank of Chicago 2012 Board of Directors Compensation Policy, effective January 1, 2012 [c]
10.16	Federal Home Loan Bank of Chicago 2012 Board of Directors Compensation Policy, effective July 1, 2012 [m]
10.17	Federal Home Loan Bank of Chicago 2012 Board of Directors Compensation Policy, effective October 1, 2012 [m]
10.18	Federal Home Loan Bank of Chicago 2013 Board of Directors Compensation Policy [m]
10.19	Federal Home Loan Bank of Chicago 2014 Board of Directors Compensation Policy
10.20	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 [k]
10.21	Joint Capital Enhancement Agreement, as amended August 5, 2011 [n]
14	The Federal Home Loan Bank of Chicago Code of Ethics [o]
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Federal Home Loan Bank of Chicago

[a]	Filed with our Form 10 on December 14, 2005

[b]	Filed with our 8-K Current Report on December 20, 2011

[c]	Filed with our 8-K Current Report on May 30, 2013

[d]	Filed with our 8-K Current Report on January 15, 2009

[e]	Filed with our 8-K Current Report on February 1, 2010

[f]	Filed with our 2012 2nd Quarter Form 10-Q on August 10, 2012

[g]	Filed with our 8-K Current Report on June 28, 2006

[h]	Filed with our 8-K Current Report on January 7, 2011

[i]	Filed with our 2013 3rd Quarter Form 10-Q on November 6, 2013

[j]	Filed with our 2008 Form 10-K on March 20, 2009

[k]	Filed with our 2013 2nd Quarter Form 10-Q on August 8, 2013

[l]	Filed with our 2007 1st Quarter Form 10-Q on May 11, 2007

[m]	Filed with our 2012 Form 10-K on March 14, 2013

[n]	Filed with our 8-K Current Report on August 5, 2011

[o]	Published on our website at http://www.fhlbc.com/OurCompany/Pages/federal-home-loan-bank-chicago-governance.aspx

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

CEDA: Community Economic Development Advance Program.

CFI: Community Financial Institution - Defined as FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. The average total assets for calendar year-ends 2011-2013 must be $1.108 billion or less ($1.095 billion for 2010-2012 and $1.076 billion for 2009-2011).

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

Federal Home Loan Bank of Chicago

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

Federal Home Loan Bank of Chicago

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

PMI: Primary Mortgage Insurance

RCAP: Reduced Capitalization Advance Program

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

TLGP: The FDIC's Temporary Liquidity Guarantee Program.

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago

2013 Annual Financial Statements and Notes

Federal Home Loan Bank of Chicago

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the “Bank”) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Chicago, IL
March 13, 2014

Federal Home Loan Bank of Chicago

Statements of Condition
(Dollars in millions, except capital stock par value)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$971	$3,564
Federal Funds sold	500	—
Securities purchased under agreements to resell	4,550	6,500
Investment securities -
Trading, $32 and $0 pledged	1,899	1,229
Available-for-sale	21,536	23,454
Held-to-maturity, $8,618 and $10,482 fair value	7,917	9,567
Total investment securities	31,352	34,250
Advances, $30 and $9 carried at fair value	23,489	14,530
MPF Loans held in portfolio, net of allowance for credit losses of $(29) and $(42)	7,695	10,432
Accrued interest receivable	93	116
Derivative assets	35	47
Software and equipment, net of accumulated amortization/depreciation of $(157) and $(157)	33	32
Other assets	79	113
Total assets	$68,797	$69,584
Liabilities
Deposits	$544	$816
Consolidated obligations, net -
Discount notes, $75 and $0 carried at fair value	31,089	31,260
Bonds, $1,021 and $1,251 carried at fair value	31,987	32,569
Total consolidated obligations, net	63,076	63,829
Accrued interest payable	137	156
Mandatorily redeemable capital stock	5	6
Derivative liabilities	108	82
Affordable Housing Program assessment payable	78	78
Other liabilities	140	169
Subordinated notes	944	1,000
Total liabilities	65,032	66,136
Commitments and contingencies - Note 18
Capital
Class B1 Capital stock - putable $100 par value - 6 million and 1 million shares issued and outstanding	629	122
Class B2 Capital stock - putable $100 par value - 10 million and 15 million shares issued and outstanding	1,041	1,528
Total Capital stock	1,670	1,650
Retained earnings - unrestricted	1,853	1,584
Retained earnings - restricted	175	107
Total retained earnings	2,028	1,691
Accumulated other comprehensive income (loss)	67	107
Total capital	3,765	3,448
Total liabilities and capital	$68,797	$69,584

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income
(Dollars in millions)

For the years ended December 31,	2013	2012	2011
Interest income	$1,511	$1,916	$2,244
Interest expense	1,061	1,344	1,707
Net interest income before provision for (reversal of) credit losses	450	572	537
Provision for (reversal of) credit losses	(2)	9	19
Net interest income	452	563	518

Non-interest gain (loss) -
Total other-than-temporary impairment	—	(2)	(17)
Net non-credit portion reclassified to (from) statements of comprehensive income	—	(13)	(51)
Net other-than-temporary impairment (OTTI) charges, credit portion	—	(15)	(68)
Trading securities	(13)	(43)	(61)
Derivatives and hedging activities	12	(1)	70
Instruments held under fair value option	—	2	(12)
Early extinguishment of debt	(118)	—	(20)
Litigation settlement awards	99	—	15
Other, net	19	22	13
Total non-interest gain (loss)	(1)	(35)	(63)

Non-interest expense -
Compensation and benefits	62	54	59
Other operating expenses	41	37	35
Federal Housing Finance Agency	4	7	11
Office of Finance	3	4	4
Other community investment	(50)	—	50
Litigation settlement legal expense	19	—	2
Other	(4)	9	23
Total non-interest expense	75	111	184

Income before assessments	376	417	271

Assessments -
Affordable Housing Program	33	42	30
Resolution Funding Corporation	—	—	17

Net income	$343	$375	$224

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income
(Dollars in millions)

For the years ended December 31,	2013	2012	2011
Net income	$343	$375	$224

Other comprehensive income (loss)-
Net unrealized gain (loss) on available-for-sale securities	(524)	463	365
Total non-credit OTTI on available-for-sale securities	8	18	8
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale securities	2	2	3
Total non-credit OTTI on held-to-maturity securities	61	85	164
Total net unrealized gain (loss) on cash flow hedges	413	(29)	(488)
Post retirement plans - reclassification to net income	—	(1)	—
Other comprehensive income (loss)	(40)	538	52

Comprehensive income	$303	$913	$276

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital
(Dollars and shares in millions)

				Capital Stock - Putable			Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
				Shares		Par Value	Unrestricted	Restricted	Total
Balance, December 31, 2010				23		$2,333	$1,099	$—	$1,099	$(483)	$2,949
Total comprehensive income							192	32	224	52	276
Proceeds from issuance of capital stock				1		75					75
Capital stock reclassified to mandatorily redeemable capital stock				—		(6)					(6)
Cash dividends (0.10% annualized average)							(2)		(2)		(2)
Balance, December 31, 2011				24		$2,402	$1,289	$32	$1,321	$(431)	$3,292

	Capital Stock - Putable - B1			Capital Stock - Putable - B2			Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares		Par Value	Shares		Par Value	Unrestricted	Restricted	Total
Balance, December 31, 2011	—		$—	24		$2,402	$1,289	$32	$1,321	$(431)	$3,292
Total comprehensive income							300	75	375	538	913
Proceeds from issuance of capital stock	1		89	1		102					191
Repurchases of capital stock	—		(6)	(9)		(880)					(886)
Capital stock reclassified to mandatorily redeemable capital stock	(1)		(41)	—		(16)					(57)
Transfers between B1 and B2 capital stock	1	[a]	80	(1)	[a]	(80)
Cash dividends (0.25% annualized average)							(5)		(5)		(5)
Balance, December 31, 2012	1		122	15		$1,528	$1,584	$107	$1,691	$107	$3,448

Balance, December 31, 2012	1		$122	15		$1,528	$1,584	$107	$1,691	$107	$3,448
Total comprehensive income							275	68	343	(40)	303
Proceeds from issuance of capital stock	3		365	1		70					435
Repurchases of capital stock	—		(79)	(3)		(278)					(357)
Capital stock reclassified to mandatorily redeemable capital stock	—		(56)	—		(2)					(58)
Transfers between B1 and B2 capital stock	3		277	(3)		(277)
Cash dividends - class B1 (0.55% annualized average)							(2)		(2)		(2)
Cash dividends - class B2 (0.30% annualized average)							(4)		(4)		(4)
Balance, December 31, 2013	7		$629	10		$1,041	$1,853	$175	$2,028	$67	$3,765

[a]
On January 1, 2012, our capital stock, shares and par value, were converted to B1 and B2 shares under our new capital plan. Prior to that date we had only one class of capital stock. See Note 14 - Capital and Mandatorily Redeemable Capital Stock for more information.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows
(Dollars in millions)

	For the years ended December 31,	2013		2012		2011
Operating	Net income	$343		$375		$224
	Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
	Depreciation and amortization	42		130		171
	Change in net fair value on derivatives and hedging activities	490		(187)		(1,211)
	Change in net fair value on trading securities	13		43		61
	Change in net fair value on assets and liabilities held under the fair value option	—		(2)		12
	Realized losses on other-than-temporarily impaired securities	—		15		68
	Losses (gains) on early extinguishment of debt, incl. $0, $0, and $17 from debt transferred to other FHLBs	118		—		20
	Other adjustments	(11)		18		44
	Net change in -
	Accrued interest receivable	11		4		(17)
	Other assets	(97)		(74)		(77)
	Accrued interest payable	(19)		(47)		(83)
	Other liabilities	(47)		12		36
	Total adjustments	500		(88)		(976)
	Net cash provided by (used in) operating activities	843		287		(752)

Investing	Net change Federal Funds sold	(500)		950		2,068
	Net change securities purchased under agreements to resell	1,950		(5,675)		3,400
	Advances -
	Principal collected	246,301		212,414		88,698
	Issued	(255,387)		(211,664)		(85,118)
	MPF Loans held in portfolio-
	Principal collected	2,814		3,670		4,145
	Purchases	(77)		(73)		(56)
	Trading securities -
	Sales	300		—		—
	Proceeds from maturities and paydowns	2,148		4,459		3,595
	Purchases	(3,122)		(2,796)		(4,944)
	Held-to-maturity securities-
	Short-term held-to-maturity securities, net	78	[a]	(411)	[a]	170	[a]
	Proceeds from maturities	1,705		2,458		2,319
	Purchases	(18)		(19)		(1,042)
	Available-for-sale securities -
	Proceeds from maturities	1,106		1,423		1,120
	Purchases	—		—		(70)
	Proceeds from sale of foreclosed assets	93		68		68
	Capital expenditures for software and equipment	(14)		(8)		(8)
	Net cash provided by (used in) investing activities	(2,623)		4,796		14,345

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2013	2012	2011
Financing	Net change deposits	$(272)	$168	$(171)
	Net change securities sold under agreements to repurchase	—	(400)	(800)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	711,289	554,365	646,974
	Bonds	15,132	46,649	36,067
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(711,458)	(548,510)	(639,985)
	Bonds	(15,386)	(53,961)	(54,387)
	Net proceeds (payments) on derivative contracts with financing element	(69)	(77)	(112)
	Payments for retiring of subordinated debt	(62)	—	—
	Proceeds from issuance of capital stock	435	191	75
	Repurchase or redemption of capital stock	(357)	(886)	—
	Redemptions of mandatorily redeemable capital stock	(59)	(55)	(532)
	Cash dividends paid	(6)	(5)	(2)
	Net cash provided by (used in) financing activities	(813)	(2,521)	(12,873)

	Net increase (decrease) in cash and due from banks	(2,593)	2,562	720
	Cash and due from banks at beginning of period	3,564	1,002	282
	Cash and due from banks at end of period	$971	$3,564	$1,002

Supplemental	Interest paid	$1,010	$1,210	$1,686
	Affordable Housing Program assessments paid	33	25	13
	Resolution Funding Corporation assessments paid	—	—	50
	Capital stock reclassified to mandatorily redeemable capital stock	58	57	6
	Transfer of MPF Loans to real estate owned	81	107	70

[a]	Short-term held-to-maturity securities, net, consists of investment securities that have a maturity of less than 90 days when purchased.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these assumptions and estimates apply to the following:

•	Determination of other-than-temporary impairments of securities;

•	Allowance for credit losses; and

•	Fair value measurements. See Note 2 - Summary of Significant Accounting Policies and Note 17 - Fair Value Accounting for more information.

Actual results could differ from these assumptions and estimates.

[a]	Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

[b]	“Mortgage Partnership Finance”, “MPF”, and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago. “Community First” is a trademark of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Consolidation of Variable Interest Entities
We do not consolidate any of our investments in variable interest entities. Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities (MBS), and Family Federal Education Loan Program (FFELP) asset backed securities (ABS). We determined that we are not the primary beneficiary in any of these investments in variable interest entities as of the periods presented. Our determination that we are not the primary beneficiary was based on our assessment that we do not have the right to direct the activities of and/or have the obligation to absorb losses or receive benefits from our investments in variable interest entities that would be significant to the variable interest entities. Further, we have not provided financial or other support (explicitly or implicitly) during the periods presented in our financial statements to these variable interest entities that we were not previously contractually required to provide nor do we intend to provide such support in the future. Accordingly, we do not consolidate any of our variable interest entities. The carrying amounts and classification of our investments in these variable interest entities are shown in investment securities in our statements of condition. We have no liabilities related to these investments in variable interest entities. Our maximum loss exposure for our variable interest entities is limited to the carrying amount.

Statements of Cash Flows

For purposes of the statements of cash flows, we consider only cash and due from banks as cash and cash equivalents.

Net Presentation of Financial Instruments

We adopted new GAAP disclosure requirements pertaining to offsetting (netting) of assets and liabilities retrospectively for all comparative periods presented effective January 1, 2013. The requirements require disclosure of both gross information and net information related to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing or lending transactions regardless of whether we offset these transactions in our statement of condition. As of December 31, 2013, these rights of offset only apply to our derivatives. We do not have any securities sold under agreements to repurchase, nor do we have any securities borrowing or lending transactions as of December 31, 2013. In this regard, we present our derivative assets and liabilities on a net basis in our statements of condition. Specifically, we net cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or our counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty where we have a legal right of setoff, by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by applying against the debt an amount that our counterparty owes to us. Our right of setoff is enforceable at law. We have analyzed the enforceability of offsetting rights incorporated in our cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or our clearing agent, or both. Based on this analysis, we present a net derivative receivable or payable for all of our transactions through a particular clearing agent with a particular clearinghouse.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Fair Value Option

Assets and liabilities for which we elected the fair value option are carried on our statements of condition at fair value with any changes in fair value immediately recognized as non-interest gain (loss) in our statements of income. Interest on financial assets or liabilities carried at fair value is recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest expense.

Fair Value Measurement

We determine fair value amounts presented in our statements of condition and disclosed in our notes to financial statements using available market information and appropriate valuation techniques. These estimates are based on pertinent information available to us at December 31, 2013, and 2012. Fair value estimates are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on estimated fair value. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

We apply the “portfolio exception” for purposes of determining the nonperformance risk adjustment, if any, to the fair value of our derivative instruments. The “portfolio exception” allows for the nonperformance risk adjustment to the fair value of our derivative assets and derivative liabilities to be measured based on the net counterparty position (i.e. the price that would be received to sell a net long position or transfer a net short position for a particular credit risk exposure), rather than the individual values of financial instruments within the portfolio (i.e., the gross position). Refer to Note 17 - Fair Value Accounting for further details.

Cash and Due from Banks

Cash and due from banks consists of unrestricted reserves at the Federal Reserve Bank of Chicago.

Federal Funds Sold

We utilize Federal Funds sold for short-term liquidity. Federal Funds sold are reflected on the statements of condition at amortized cost.
Securities Purchased under Agreements to Resell

We purchase securities under agreements to resell, primarily on an overnight basis, for short-term liquidity purposes. Securities Purchased under Agreements to Resell are carried at amortized cost. Given their short-term nature, the fair value of the collateral accepted from counterparties approximates the carrying amount of these collateralized financings. The underlying collateral is held in safekeeping in our name by third party custodians. Our counterparty is required to provide an equivalent amount of additional securities as collateral if the fair value of the underlying securities decreases below the fair value required as collateral. If such additional collateral is not provided, the dollar value of the resale agreement will be correspondingly reduced for the shortfall in collateral. While we are permitted by the terms of the underlying agreements to sell or repledge collateral accepted in connection with these activities, we do not do so due to the short-term nature of the transactions.

Investment Securities

Purchases and sales of investment securities are recorded on a trade date basis. Pursuant to FHFA regulations and our internal policies, we are prohibited from investing in financial instruments for speculative purposes. Accordingly, we classify and hold trading securities only for liquidity purposes. For statements of cash flows purposes, we treat trading securities as an investing activity. Securities held to provide additional earnings are classified as Held-to-Maturity (HTM) securities. Classification as HTM requires that we have both the intent and ability to hold the security to maturity. Securities not classified as either trading or HTM, such as securities held for asset-liability management purposes, are classified as Available-for-Sale (AFS). Securities are classified as trading, HTM, or AFS at the time of acquisition and reassessed each subsequent reporting period. HTM securities are carried at their amortized cost basis. Trading and AFS securities are carried at fair value. Changes in fair value of trading securities are recognized in non-interest gain (loss). Changes in fair value of AFS securities are recognized in Accumulated Other Comprehensive Income (Loss) (AOCI), with the exception of AFS securities in which the benchmark interest rate risk is being hedged in a fair value hedge. In such cases, the change in fair value related to the benchmark interest rate is recognized immediately into earnings as a component of non-interest gain (loss) on derivatives and hedging activities.

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

Investment Securities - Other-than-Temporary Impairment (OTTI)

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

Fair Value Write-downs

OTTI is considered to have occurred in the circumstances below. In such cases, the investment security is written down to fair value resulting in a new amortized cost basis, and any deferred amount in AOCI related to the investment security is recognized in earnings.

•	If we decide to sell the investment security and its fair value is less than its amortized cost basis.

•	If, based on available evidence, we believe it is more likely than not that we will be required to sell the investment security before the recovery of its amortized cost basis.

Credit and Non-Credit Loss Write-downs

We recognize write-downs related to credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit related losses are recognized into AOCI when we have not decided to, or we believe it is more likely than not that we will not be required to sell the investment security before the recovery of its amortized cost basis. As a result, OTTI is separated into (a) total OTTI, (b) the amount related to all non-credit related factors and (c) the amount representing the credit loss. The calculation of these amounts is discussed below.

Total OTTI Calculation:

The amount of the total OTTI for either an HTM or AFS security that was not previously impaired is determined as the difference between its amortized cost basis prior to the determination of OTTI and its fair value.

The amount of total OTTI for either an HTM or AFS security that was previously impaired in a prior reporting period is determined as the difference between its carrying value prior to the determination of OTTI and its fair value.

Non-credit OTTI Portion:

Amounts recognized as total OTTI that relate to non-credit factors also are included in the “Portion of non-credit impairment recognized in other comprehensive income”. Credit losses related to previously impaired securities are reclassified out of AOCI into our statements of income line item entitled “non-credit portion reclassified (from) to other comprehensive income.” Subsequent non-credit OTTI related increases in fair value of a previously impaired AFS security will be included in non-credit AOCI to the extent of the amount recognized in the non-credit OTTI portion at the time the AFS security was impaired. Subsequent non-OTTI-related increases in the fair value exceeding the previously recognized non-credit OTTI portion are recognized as an unrealized gain in AOCI. Subsequent decreases in fair value below the carrying value existing at the reporting date in which no impairment is recognized are recognized as an unrealized loss in AOCI.

Refer to Note 5 - Investment Securities for further details of our OTTI analysis.

Subsequent Accretion and Amortization

The OTTI recognized in other comprehensive income for HTM securities is accreted prospectively from other comprehensive income to the carrying amount of the debt security over the remaining life of the debt security on the basis of the amount and timing of future estimated cash flows. This accretion increases the carrying amount of the security and continues until the security is sold, the security matures, or there is an additional OTTI that is recognized into earnings. See Statements of Comprehensive Income on page F-5.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

We evaluate the yield of each impaired HTM or AFS investment security on a quarterly basis. We adjust the yield of these impaired investment securities for subsequent increases or decreases in their estimated cash flows, if any. The adjusted yield is then used to calculate the amount to be recognized into interest income over the remaining life of the investment security so as to match the amount and timing of future cash flows expected to be collected.

Advances

Advances issued to our members are carried at amortized cost unless we elect the fair value option.

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

We offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we may exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. In the event we exercise the put option, the related advance is considered extinguished for accounting purposes.

We also have outstanding advances to members that may be prepaid at the member's option at par on predetermined dates without incurring prepayment or termination fees (callable advances).

Other advances may only be prepaid by the advance borrower paying a make-whole fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance. We recognize prepayment fees and related fair value hedging adjustments at the time an advance is prepaid. The prepayment fees and related fair value hedging adjustments are classified as a component of interest income on our statements of income.

Mortgage Loans

The MPF Program is a secondary mortgage market structure under which we acquire mortgage loans from PFIs, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (MPF Banks). MPF Loans are defined as conforming conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in pools of eligible mortgage loans from other MPF Banks.

Mortgage Loans Held for Sale

MPF Loans acquired and sold under the MPF Xtra product are considered held for sale on our statements of condition. However, there is no carrying amount attributable to such loans since they are contemporaneously acquired and sold on the same day.

We collect fees for processing MPF Xtra loans that are deferred and recognized over the contractual life of the loans, with any unrecognized amount being accelerated upon prepayment of the MPF Xtra loan.

Mortgage Loans Held for Portfolio

We classify MPF Loans as held for portfolio on our statements of condition if we have the intent and ability to hold these MPF Loans to maturity. Such MPF Loans are carried at amortized cost. MPF Loans that qualify for fair value hedge accounting are recorded at their carrying amount, adjusted for changes in fair value due to the hedged risk.

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

Allowance for Credit Losses

An allowance for credit losses is a valuation allowance established by management to provide for probable losses inherent in each of our portfolio segments, if necessary, as of the statements of condition date. A portfolio segment is defined as the first level of disaggregation at which we develop and document a systematic method for determining an allowance for credit losses attributable to our financing receivables, which primarily represents either a credit product (i.e., an advance) or conventional MPF Loan. Credit products with off-balance sheet credit risk, such as standby letters of credit, are also included in the scope of this accounting guidance. We have disaggregated our financing receivables into four portfolio segments. We also have determined that our four portfolio segments do not require further disaggregation into subclasses of our financing receivables - Refer to Note 8 - Allowance for Credit Losses for further details. An allowance for credit losses, if necessary, is recorded as a contra valuation account to the underlying financing receivable to which it relates. Each portfolio segment would have its own separate allowance for credit losses. For these products with off-balance sheet credit risk exposures, an allowance for credit losses would be recorded separately as a liability.

The allowance for credit losses is required to be established at a level that is adequate but not excessive to cover probable credit losses that have been incurred as of the statements of condition date. An inherent loss exists and an estimated loss is accrued by charging the provision for credit losses in the statements of income if, based on available information relating to past events and the current economic environment, it is probable that a loss has been incurred and the amount of the probable loss can be reasonably estimated. Future events are not considered when determining whether an allowance needs to be recorded.

Accounting for Impaired Financing Receivables

We consider a financing receivable impaired when, based on current information and events; it is probable that we will be unable to collect all amounts due according to the contractual terms of the financing receivable agreement.

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

Cash payments received on nonaccrual status loans that relate to contractual interest are recorded as a payable to the PFI rather than interest income. This is because realization of the interest is not reasonably assured. The cash payments that relate to contractual principal received from the PFI are applied to the unpaid principal balance. The amount due to the PFI is established as a payable when a scheduled/scheduled loan is liquidated from Real Estate Owned (REO) as the difference between the cash received upon liquidation and carrying amount of the REO.

A financing receivable that is considered collateral-dependent is measured for impairment based on the fair value of the underlying collateral less estimated selling costs. A conventional MPF Loan would be considered collateral-dependent when credit enhancements under the master commitment from the PFI and/or the fair value of its underlying collateral are insufficient to recover the recorded investment in that conventional MPF Loan plus estimated selling costs and if repayment is only expected to be provided by the sale of the underlying collateral, which is expected to occur when any one of the following circumstances exist:

•	Foreclosure is considered probable.

•	The conventional MPF Loan is 180 days or more past due.

•	In cases where a borrower is in bankruptcy, within 60 days of receipt of the notification of filing from the bankruptcy court.

•	When the conventional MPF Loan represents a troubled debt restructuring (as defined below).

We evaluate whether to record a charge-off on a financing receivable to its allowance for credit losses, if any, upon the occurrence of a confirming event. In the case of conventional MPF Loans, confirming events include the occurrence of an in-substance foreclosure (e.g., the PFI takes legal title of the real estate without having to go through formal foreclosure

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

procedures) or actual foreclosure. A charge-off is recorded if the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment in the conventional MPF Loan after considering the MPF Risk Sharing Structure. See Note 8 - Allowance for Credit Losses for a discussion of how the MPF Risk Sharing Structure is factored into our determination of the allowance for credit losses.

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

Real Estate Owned

REO is recorded in other assets in our statements of condition. REO includes the underlying properties received in satisfaction of MPF Loans resulting from actual or in-substance foreclosures. REO received from properties underlying conventional MPF Loans is initially recorded at fair value less estimated selling costs. Subsequently REO is recorded at the lower of cost or fair value less estimated selling costs.

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

We formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods. We assess hedge effectiveness using regression analysis. We primarily apply the long-haul method of hedge accounting. However, in cases where all conditions are met, we apply the shortcut method. Under the shortcut method we periodically review each hedge relationship to ensure that none of the critical terms of the interest rate swap and hedged item have changed. We also assess the ongoing credit risk of our derivative counterparty. Provided that no critical terms have changed and the derivative counterparty is expected to perform, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. We record the changes in fair value on both the derivative hedging instrument and the hedged item beginning on the derivative's trade date, even when the hedged item has not yet been recognized for accounting purposes; for example, advances and consolidated obligation bonds are not recorded in our financial statements until the transaction settlement date.

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

Economic Hedge Accounting - Derivatives used in economic hedges do not qualify for hedge accounting treatment. Accordingly, such derivatives are carried at fair value with changes in fair value recognized as non-interest gain (loss) in derivatives and hedging activities. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows.

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

Delivery Commitments - Delivery Commitments are considered derivatives and are carried at fair value as a derivative asset or derivative liability, with changes in fair value recognized as non-interest gain (loss) in derivatives and hedging activities. When the Delivery Commitment settles, the current fair value is included in the carrying amount of the MPF Loans, whenever applicable. In the case of an MPF Loan held for portfolio, the adjustment is amortized using the interest method over the contractual life of the MPF Loan in interest income. In the case of MPF Loans under the MPF Xtra product, the adjustment to the basis is offset by a corresponding adjustment to the sales price that is associated with the fair value change to the sales Delivery Commitment concurrently entered into with Fannie Mae.

Written Advance Commitments - An unhedged written advance commitment is accounted for as a firm commitment rather than a derivative instrument as we intend to hold advances for investment purposes upon funding. Firm commitments are accounted for off-balance sheet rather than carried at fair value. However, when we enter into a fair value hedge relationship between the written advance commitment and an interest rate swap, we carry the written advance commitment at fair value with any changes in fair value recognized in non-interest gain (loss) on derivatives and hedging activities. Such changes in fair value are offset by the change in fair value of the interest rate swap (i.e., hedging instrument).

Premises, Software and Equipment

We record software and equipment at cost, less accumulated depreciation and amortization. We assess software and equipment for impairment at least annually or sooner if circumstances or events occur that warrant reviewing software and equipment for impairment. There were no impairment losses recognized in any of the periods presented.

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

Consolidated Obligations

Consolidated obligations are the joint and several liability of the FHLBs and consist of discount notes and consolidated obligation bonds. We only record a liability for consolidated obligations on our statements of condition for the proceeds we receive from the issuance of those consolidated obligations. When consolidated obligations are carried at amortized cost, as opposed to at fair value when we elect the fair value option, the items below are amortized as a component of interest expense using the interest method.

•	Premiums, discounts, concession fees, and hedging adjustments, if any, on callable consolidated obligations are amortized over the estimated life of the consolidated obligations.

•	Premiums, discounts, concession fees, and hedging adjustments, if any, on non-callable and zero-coupon consolidated obligations are amortized to contractual maturity.

We de-recognize a consolidated obligation only if it has been extinguished in the open market or transferred to another FHLB. We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been legally released from being the primary obligor.

Capital and Mandatorily Redeemable Capital Stock

Capital stock is issued and recorded at par. We record the repurchase of our capital stock from our members at par in cases where we initiate the repurchase. The capital stock repurchased is retired. Dividends related to our capital stock are accrued at the expected dividend rate and reported as a reduction of retained earnings in our statements of condition with the offsetting entry to accrued dividend payable upon the date the dividends are declared.
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
See Note 14 - Capital and Mandatorily Redeemable Capital Stock for more information.

Litigation Settlement Awards and related Litigation Settlement Legal Expense

We recognize litigation settlement awards into other non-interest gain (loss) on litigation settlement awards when realized. A litigation settlement award is considered realized when we receive cash or assets that are readily convertible to known amounts of cash or claims to cash. Prior to being recognized, we consider the potential litigation settlement awards to be gain contingencies.

Legal expenses related to litigation settlement awards are contingent based fees for the attorneys representing the Bank. We incur and recognize these contingent based legal fees only if we receive a litigation settlement award. We classify litigation related legal fees in other non-interest expense - litigation settlement legal expense in our statements of income.

On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. We continue to pursue litigation related to these matters.

Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan)

We recognize as a net pension cost our required contribution for the reporting period. We also either recognize a prepaid pension asset when we have contributed in excess of 100% of our minimum required contribution, or a liability for any unpaid contributions required for the reporting period.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January of 2014, the FASB issued new accounting guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The new guidance becomes effective January 1, 2015 for interim and annual periods of the Bank. The new guidance may be adopted under either the modified retrospective transition method or the prospective transition method. We are in the process of determining its effect, if any, on our financial statements and operating activities.
Joint and Several Liability Arrangements
In February of 2013, the FASB issued new accounting guidance for obligations resulting from joint and several liability arrangements. Under the new guidance, joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and any additional estimated amount we expect to pay on behalf of other FHLBs is measured and recognized at the reporting date. As required, we adopted the new guidance effective January 1, 2014 on a retrospective basis. The new guidance is consistent with our previous accounting for joint and several liability arrangements and did not have an effect on our operating activities or financial statements. In addition, our existing accounting for the joint and several liability arrangement did not change since the FASB decided to retain existing GAAP accounting guidance for such guarantees. For further discussion of our joint and several liability see Note 11 - Consolidated Obligations to the financial statements.
Asset Classification and Charge-off Provisions
On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for REO (e.g., use of appraisals). Subsequent to the issuance of AB 2012-02, the FHFA issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. We implemented the asset classification provisions effective January 1, 2014. As permitted under AB 2012-02, we will implement the charge-off provisions effective January 1, 2015 on a prospective basis. We are in the process of determining the financial statement effects, if any, of implementing AB 2012-02 charge-off provisions on our financial condition, results of operations, and cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2013	2012	2011
Interest income -

Federal Funds sold, securities purchased under agreements to resell and deposit income	$9	$10	$8

Investment securities
Trading	13	52	78
Available-for-sale	586	642	653
Held-to-maturity	329	425	509
Total investment securities	928	1,119	1,240

Advances
Advances interest income	143	176	236
Advance prepayment fees, net of fair value hedge gain (loss) of $9, $(23), and $(51)	32	65	23
Total Advances	175	241	259

MPF Loans held in portfolio	399	546	737

Total interest income	1,511	1,916	2,244

Interest expense -

Securities sold under agreements to repurchase	—	—	17

Consolidated obligations
Discount notes	288	307	357
Bonds	716	980	1,276
Total consolidated obligations	1,004	1,287	1,633

Subordinated notes	57	57	57

Total interest expense	1,061	1,344	1,707

Net interest income before provision for (reversal of) credit losses	450	572	537
Provision for (reversal of) credit losses	(2)	9	19
Net interest income	$452	$563	$518

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

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the Statements of Condition. We pledged $32 million of trading securities as collateral for our initial margin with derivative clearing organizations as of December 31, 2013. We did not pledge any investment securities as collateral as of December 31, 2012. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities:

As of	December 31, 2013	December 31, 2012
U.S. Government & other government related	$1,823	$1,106
MBS:
GSE residential	74	120
Government-guaranteed residential	2	3
MBS	76	123
Trading securities	$1,899	$1,229

Through December 31, 2013, and 2012, we had net year-to-date unrealized gains (losses) of $(11) million and $(41) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Non-Credit OTTI Recognized in AOCI (Loss)	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Carrying Amount and Fair Value
As of December 31, 2013
U.S. Government & other government related	$560	$—	$29	$(1)	$588
FFELP ABS	6,395	—	425	(17)	6,803

MBS:
GSE residential	10,888	—	518	(24)	11,382
Government-guaranteed residential	2,572	—	119	—	2,691
Private-label residential	69	—	3	—	72
MBS	13,529	—	640	(24)	14,145
Available-for-sale securities	$20,484	$—	$1,094	$(42)	$21,536

As of December 31, 2012
U.S. Government & other government related	$690	$—	$64	$—	$754
FFELP ABS	6,958	—	508	(13)	7,453

MBS:
GSE residential	11,402	—	880	(54)	12,228
Government-guaranteed residential	2,758	—	192	—	2,950
Private-label residential	78	(8)	—	(1)	69
MBS	14,238	(8)	1,072	(55)	15,247
Available-for-sale securities	$21,886	$(8)	$1,644	$(68)	$23,454

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of December 31, 2013
U.S. Government & other government related	$2,259	$—	$2,259	$42	$(1)	$2,300
State or local housing agency	22	—	22	—	—	22

MBS:
GSE residential	3,193	—	3,193	186	—	3,379
Government-guaranteed residential	1,248	—	1,248	32	—	1,280
Private-label residential	1,515	(320)	1,195	444	(2)	1,637
MBS	5,956	(320)	5,636	662	(2)	6,296
Held-to-maturity securities	$8,237	$(320)	$7,917	$704	$(3)	$8,618

As of December 31, 2012
U.S. Government & other government related	$2,487	$—	$2,487	$139	$—	$2,626
State or local housing agency	24	—	24	—	—	24

MBS:
GSE residential	4,282	—	4,282	377	—	4,659
Government-guaranteed residential	1,340	—	1,340	57	—	1,397
Private-label residential	1,815	(381)	1,434	348	(6)	1,776
MBS	7,437	(381)	7,056	782	(6)	7,832
Held-to-maturity securities	$9,948	$(381)	$9,567	$921	$(6)	$10,482

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
As of December 31, 2013
U.S. Government & other government related	$40	$(1)	$—	$—		$40	$(1)
FFELP ABS	22	—	969	(17)		991	(17)

MBS:
GSE residential	—	—	3,293	(24)		3,293	(24)
Private-label residential	—	—	9	—		9	—
MBS	—	—	3,302	(24)		3,302	(24)
Total	$62	$(1)	$4,271	$(41)		$4,333	$(42)

As of December 31, 2012
FFELP ABS	$—	$—	$1,079	$(13)		$1,079	$(13)

MBS:
GSE residential	40	—	3,540	(54)		3,580	(54)
Private-label residential	—	—	69	(9)	[a]	69	(9)	[a]
MBS	40	—	3,609	(63)		3,649	(63)
Total	$40	$—	$4,688	$(76)		$4,728	$(76)

[a]	Includes $45 million of gross unrealized/unrecognized recoveries in fair value at December 31, 2012.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2013
U.S. Government & other government related	$85	$(1)	$—	$—	$85	$(1)
State or local housing agency	10	—	—	—	10	—
MBS:
GSE residential	10	—	—	—	10	—
Private-label residential	—	—	1,532	(322)	1,532	(322)
MBS	10	—	1,532	(322)	1,542	(322)
Total	$105	$(1)	$1,532	$(322)	$1,637	$(323)

As of December 31, 2012
Private-label residential MBS Held-to-maturity	$—	$—	$1,640	$(387)	$1,640	$(387)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2013	Amortized Cost Basis	Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$679	$679
Due after one year through five years	65	68	60	60
Due after five years through ten years	77	82	452	469
Due after ten years	418	438	1,090	1,114
ABS and MBS without a single maturity date	19,924	20,948	5,636	6,296
Total securities	$20,484	$21,536	$7,917	$8,618

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Interest Rate Payment Terms

The following tables present the interest rate payment terms of AFS and HTM securities at amortized cost basis as of the dates indicated:

	Available-for-Sale		Held-to-Maturity
As of December 31,	2013	2012	2013	2012
Non-MBS:
Fixed-rate	$550	$679	$2,259	$2,488
Variable-rate	6,405	6,969	22	23
Non-MBS	6,955	7,648	2,281	2,511
MBS:
Fixed-rate	12,530	13,093	3,318	4,084
Variable-rate	999	1,145	2,638	3,353
MBS	13,529	14,238	5,956	7,437
Total	$20,484	$21,886	$8,237	$9,948

Other-Than-Temporary Impairment

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

As of December 31, 2013, we had a short-term housing price forecast with projected changes ranging from -5.0% to +7.0% over the twelve month period beginning October 1, 2013. For the vast majority of markets, the short-term forecast has changes ranging from +1.0% to +5.0%.  Thereafter, home prices were projected to recover using one of five different recovery paths.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the projected home price recovery by future months.

	Recovery Range Annualized %
As of December 31, 2013	Low	High
1 - 6 months	0.0%	3.0%
7 - 12 months	1.0%	4.0%
13 - 18 months	2.0%	4.0%
19 - 30 months	2.0%	5.0%
31 - 54 months	2.0%	6.0%
Thereafter	2.3%	5.6%

Based on these inputs and assumptions for the three months ended December 31, 2013, we had no OTTI charges. We also had no OTTI charges for the entire year of 2013.

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

As of December 31, 2013	Unpaid Principal Balance	Amortized Cost Basis	Non-Credit OTTI	Gross Unrealized Gains	Carrying Amount	Fair Value
OTTI AFS Securities- Private-label residential MBS:
Alt-A	$104	$68	—	$3	$71	$71

OTTI HTM Securities- Private-label residential MBS:
Prime	1,155	900	(231)	—	669	956
Subprime	717	448	(89)	—	359	516
OTTI HTM securities	$1,872	$1,348	$(320)	$—	$1,028	$1,472
The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

For the years ended December 31,	2013	2012	2011
Beginning Balance	$717	$712	$653
Additions:
Additional credit losses on securities for which an OTTI charge was previously recognized	—	15	68
Reductions:
Securities sold, matured, or fully prepaid over the period	—	—	(2)
Increases in cash flows expected to be collected that have been recognized into net income	(40)	(10)	(7)
Ending Balance	$677	$717	$712

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features. See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance for credit losses methodology.

As of	December 31, 2013	December 31, 2012
Noncallable/nonputable	$20,259	$11,616
Callable	1,440	776
Putable	1,726	1,948
Total par value	23,425	14,340
Hedging adjustments	39	166
Other adjustments	25	24
Total advances	$23,489	$14,530

The following table presents our advances by redemption terms:

As of December 31, 2013	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$6,154	0.47%		$7,094	$7,876
Due one to two years	2,058	1.30%		1,858	1,756
Due two to three years	1,673	2.99%		1,473	1,137
Due three to four years	3,744	1.39%		3,531	2,991
Due four to five years	8,359	0.31%	[a]	8,037	8,253
Due more than five years	1,437	3.45%		1,432	1,412
Total par value	$23,425	0.99%		$23,425	$23,425

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which are at low current market rates of interest.

The following table presents our advances by payment terms as of the dates indicated:

As of	December 31, 2013	December 31, 2012
Fixed-rate due in one year or less	$5,301	$5,385
Fixed-rate due after one year	5,922	5,679
Total fixed-rate	11,223	11,064
Variable-rate due in one year or less	854	89
Variable-rate due after one year	11,348	3,187
Total variable-rate	12,202	3,276
Total par value	$23,425	$14,340

The following advance borrowers exceeded 10% of our total advances outstanding:

As of December 31, 2013	Par Value Outstanding		% of Total Outstanding
One Mortgage Partners Corp.	$4,100	[a]	18%
Associated Bank, N.A.	2,700		12%
BMO Harris Bank, N.A.	2,375		10%
State Farm Bank, F.S.B.	2,350		10%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase & Co.

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

As of	December 31, 2013	December 31, 2012
Medium term (15 years or less)	$1,672	$2,557
Long term (greater than 15 years)	5,959	7,783
Total unpaid principal balance	7,631	10,340
Net premiums, credit enhancement and deferred loan fees	27	37
Hedging adjustments	66	97
Total before allowance for credit losses	7,724	10,474
Allowance for credit losses on MPF Loans	(29)	(42)
Total MPF Loans held in portfolio, net	$7,695	$10,432

Conventional mortgage loans	$5,969	$8,260
Government insured mortgage loans	1,662	2,080
Total unpaid principal balance	$7,631	$10,340

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

Member Credit Products

We manage our credit exposure to credit products through an integrated approach that provides for an ongoing review of each borrower's financial condition, coupled with what we believe to be conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and FHFA regulations. Specifically, we comply with the FHLB Act, which requires us to obtain sufficient collateral to fully secure credit products. Accordingly, our agreements require that a member provide collateral loan value equal to its credit outstanding (unless we specifically require more for a particular member). We accept investment securities, residential mortgage loans, commercial mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

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

We consider our risk-based approach to determining collateral requirements, including risk-based collateral levels and collateral delivery triggers, to be a primary tool for managing the credit quality on our credit products. For the periods presented, we had rights to collateral on a member-by-member basis that had a collateral loan value that was at least equal to the credit outstanding.

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

•
MPF Plus. The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF Loans purchased under the MC that is not less than the amount of expected losses on the MC. Once the MC is fully funded, the FLA is expected to cover expected losses on that MC, although we may receive the Recoverable CE Fee for a portion of losses incurred under the FLA by withholding CE Fees payable to the PFI.

At December 31, 2013, and December 31, 2012, the total amounts of FLA remaining for losses across all MPF product lines, were $150 million and $187 million.

•	The second layer or portion of credit losses is incurred by third parties as follows:

•	Losses in excess of any FLA up to the CE Amount for that related MC; to the PFI if the CE Amount is a direct liability and/or to the SMI provider if the PFI has selected SMI coverage.

▪	Conventional MPF products were designed to allow for the possibility of periodic downward resets of the CE Amount and for certain products, the FLA, as the outstanding loan balances decline.

•	The third layer of losses is absorbed by the MPF Bank.

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

Review Process

The credit risk analysis of all conventional MPF Loans is performed at the individual MC level to properly determine the degree to which the MPF Risk Sharing Structure is available to recover losses on MPF Loans as recovery is available only from the credit enhancement under each individual MC and cannot be applied from another MC. Our overall allowance for credit losses is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, other collateral related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses consists of: (1) reviewing the change in the rates (i.e., migration or "roll rates") of delinquencies on residential mortgage loans for the entire portfolio; (2) reviewing the two loss severity rates; and (3) estimating credit losses in the remaining portfolio. These procedures are discussed in detail below.

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
Expected roll-rates for MPF Loans are estimated by reviewing the historical delinquency roll rates over the past 12 months. The expected roll-rate assumptions are then applied to the outstanding MPF Loan balances in each delinquency and default category. We may adjust the 12 month roll rates to reflect directional trending. For example, we may increase or decrease the roll rates to more accurately portray the current economic environment as of the reporting date. REO roll rates also are calculated and used in the CE Fee recapture calculation. This is because losses on REO go through the MPF Risk Sharing Structure. The roll rates for MPF Loans in foreclosure and REO are adjusted for the expected repurchase of an MPF Loan where the PFI has breached its underwriting representations and warranties and has a contractual obligation to repurchase an MPF Loan. We then estimate the percentage of MPF Loans in these categories that may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred at the statements of condition date.

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
The total losses resulting after factoring in the MPF Risk Sharing Structure are then calculated. The adjusted total losses are then split into credit losses (GAAP losses) and non-credit losses. Under GAAP, a credit loss only consists of the loss resulting from the timing and amount of unpaid principal on an MPF Loan and does not include periodic expenses incurred during the time period in which an MPF Loan has become REO. Such periodic expenses are non-credit losses, and they are directly expensed through the statements of income as incurred.

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

We monitor our PMI and SMI providers and adjust our allowance for credit losses if we believe it is probable that a loss has been incurred related to a provider. The likelihood of a provider default is based on the rating of the provider and the estimated corporate default rates published by an NRSRO unless the provider has stated it will not pay claims in full, in which case we use what the provider will pay on a claim to adjust our allowance for credit losses. The impact on us of a provider default would include a reduction of PMI proceeds received in the event of a loan-level loss. The impact of an SMI provider default would include a reduction of SMI proceeds in the event of a loan-level loss, except in cases where the PFI acts as a surety for the SMI provider.

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

As of	December 31, 2013		December 31, 2012
Total Severity Rate	35.0%		38.0%
Credit Loss Severity Rate	19.0%		22.0%
Total estimated losses outstanding	$65		$88
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(18)	[a]	(23)	[a]
Our share of total losses	47		65
Less: non-credit losses	(21)		(27)
Credit losses	26		38
Plus: other estimated credit losses in the remaining portfolio	3		4
Allowance for credit losses on conventional MPF Loans	$29		$42

[a]
Represents aggregate of credit enhancements across all master commitments expected to be recovered. Credit enhancement from one master commitment may not be used to offset credit losses incurred by another master commitment.

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

For the years ended December 31,	2013	2012	2011
Balance, beginning of period	$42	$45	$33
Losses charged to the allowance	(11)	(12)	(7)
Provision for (reversal of) credit losses	(2)	9	19
Balance, end of period	$29	$42	$45

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the recorded investment by impairment methodology.

As of	December 31, 2013	December 31, 2012
Specifically identified and individually evaluated for impairment	$22	$30
Homogeneous pools of loans and collectively evaluated for impairment	7	12
Allowance for credit losses on conventional MPF Loans	$29	$42

Individually evaluated for impairment - with an allowance	$215	$230
Collectively evaluated for impairment	5,861	8,190
Total recorded investment	$6,076	$8,420

Government MPF Loans Held for Portfolio

The PFI provides and maintains insurance or a guaranty from governmental agencies, which includes ensuring compliance with all of their requirements, and obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government MPF Loans. Any losses incurred on government MPF Loans that are not recovered from the issuer or guarantor are absorbed by the servicing PFI. Accordingly, our credit risk on government MPF Loans is limited to whether or not the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of the servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of the periods presented. Further, due to the government guarantee or insurance and the servicing PFIs ability to absorb losses, government MPF Loans are not placed on nonaccrual status or disclosed as troubled debt restructurings.

Credit Quality Indicators - All MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

		December 31, 2013			December 31, 2012
As of		Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days		$165	$104	$269	$180	$116	$296
Past due 60-89 days		50	31	81	59	42	101
Past due 90 days or more		202	151	353	254	208	462
Total past due		417	286	703	493	366	859
Total current		5,659	1,401	7,060	7,927	1,741	9,668
Total recorded investment		$6,076	$1,687	$7,763	$8,420	$2,107	$10,527
In process of foreclosure		$108	$51	$159	$149	$76	$225
Serious delinquency rate	[a]	2.81%	7.44%	3.82%	3.03%	9.86%	4.40%
Past due 90 days or more still accruing interest	[b]	$27	$151	$178	$67	$208	$275
On nonaccrual status		$221	$—	$221	$234	$—	$234

[a]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total recorded investment.

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

The table below presents our recorded investment balance in troubled debt restructurings as of the dates presented.

	December 31, 2013			December 31, 2012
As of	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Recorded investment in conventional MPF Loan TDRs	$16	$43	$59	$14	$3	$17

The following table shows the troubled debt restructurings we made on our conventional MPF Loans for the periods presented. A borrower is considered to have defaulted on a troubled debt restructuring if contractually due principal or interest payment is sixty days past due at any time during the past 12 months.

For the years ended December 31,	2013	2012	2011
TDRs made during the periods	$35	$9	$7
TDRs from the previous 12 months that subsequently defaulted during the years	23	7	6

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either date.

	December 31, 2013			December 31, 2012
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans with an allowance	$215	$210	$22	$230	$224	$30

The following table summarizes the average recorded investment of impaired conventional MPF Loans and related interest recognized.

For the years ended December 31,	2013	2012	2011
Average Recorded Investment	$218	$213	$144
Interest Income Recognized	—	8	6

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

Federal Funds sold are short-term uncollateralized financings. The carrying amount of Federal Funds sold approximates their fair value. Federal Funds sold are only evaluated for purposes of an allowance for credit losses if payment is not made when due. In this regard, all Federal Funds sold were repaid according to their contractual terms. As of December 31, 2013, and 2012, all of our Federal Funds sold were of overnight duration.

Securities Purchased under Agreements to Resell are considered collateralized financing arrangements (loans), which we enter into with highly rated counterparties. If the market values of the underlying securities collateralizing these loans decrease below the market value required as collateral, our counterparty must take one of the following actions:

•	Provide additional securities to meet the market value required as collateral; or

•	Remit cash to reduce the loan such that the existing market value of collateral meets the required amount.

If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held, we have determined that no allowance for credit losses was needed for these loans. All loans were repaid according to the contractual terms.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies to the financial statements for our accounting policies for derivatives.

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

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 17 - Fair Value Accounting for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $102 million of collateral at fair value to our derivatives counterparties at December 31, 2013.

Cleared swaps are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. We post initial and variation margin through the clearing member, on behalf of the clearinghouse, which could expose us to institutional credit risk in the event that a clearing member or the clearinghouse fail to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The clearinghouse determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We were not required to post additional initial margin by our clearing agents at December 31, 2013.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation for further discussion. In addition to the cash collateral as noted in the following table, we also posted as of December 31, 2013, $32 million of trading securities, of which $2 million can be sold or repledged, as part of our initial margin related to cleared derivative transactions.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements for which offsetting is permissible under U.S. GAAP.

	December 31, 2013					December 31, 2012
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$28,346	$85		$1,670		$24,678	$103		$2,107
Derivatives not in hedge accounting relationships-
Interest rate swaps	14,199	440		286		13,352	691		656
Interest rate swaptions	4,465	60		—		8,690	160		—
Interest rate caps or floors	1,164	143		—		1,913	223		—
Mortgage delivery commitments	203	3		3		992	15		15
Total	20,031	646		289		24,947	1,089		671
Total before adjustments	$48,377	731		1,959		$49,625	1,192		2,778
Netting adjustments excluding cash collateral		(677)		(677)			(1,120)		(1,120)
Exposure at fair value		54	[a]	1,282			72	[a]	1,658
Cash collateral and related accrued interest on the collateral		(19)		(1,174)			(25)		(1,576)
Derivative assets and liabilities		$35		$108			$47		$82
[a] Includes derivative net accrued interest receivable of $6 million as of December 31, 2013, and $1 million as of December 31, 2012.

The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivative instruments with legal right of offset as well as derivative instruments (i.e., mortgage delivery commitments) without the legal right of offset. As of December 31, 2013, we held an immaterial amount of cleared derivative contracts.

		December 31, 2013					December 31, 2012
As of		Derivative Assets		Derivative Liabilities			Derivative Assets		Derivative Liabilities
Gross recognized amount with legal right of offset		$728	[a]	$1,956			$1,177	[a]	$2,763
Gross amounts of netting adjustments and cash collateral		(696)		(1,851)			(1,145)		(2,696)
Net amounts after offsetting adjustments with legal right of offset		32		105			32		67
Derivatives and cash collateral without legal right of offset		3		3			15		15
Total derivatives recorded in Statements of Condition		35		108			47		82
Less: Noncash collateral received or pledged and not offset-
Cannot be sold or repledged		31		—			30		—
Net amount		$4	[b]	$108	[b]		$17	[b]	$82	[b]

[a]	Includes derivative net accrued interest receivable of $6 million as of December 31, 2013, and $1 million as of December 31, 2012.
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The tables below present the components of derivatives and hedging activities as presented in the statements of income.

For the years ending December 31,	2013	2012	2011
Fair value hedges -
Interest rate swaps	$13	$(2)	$(14)
Other	—	2	(5)
Fair value hedges - ineffectiveness net gain (loss)	13	—	(19)
Cash flow hedges - ineffectiveness net gain (loss)	4	3	41
Economic hedges -
Interest rate swaps	60	(68)	(194)
Interest rate swaptions	(47)	19	142
Interest rate caps/floors	(76)	(31)	19
Mortgage delivery commitments	2	2	—
Net interest settlements	56	74	81
Economic hedges - net gain (loss)	(5)	(4)	48
Net gains (losses) on derivatives and hedging activities	$12	$(1)	$70

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

For the years ending December 31,	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Total Ineffectiveness Gain (Loss) Recognized in Derivatives and Hedging Activities	Net Interest Settlements Classified in Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
2013
Hedged item type -
Available-for-sale investments	$293	$(284)	$9	$(139)	$—
Advances	142	(132)	10	(68)	5
MPF Loans held for portfolio	—	—	—	—	(32)
Consolidated obligation bonds	(458)	452	(6)	224	(23)
Total	$(23)	$36	$13	$17	$(50)
2012
Hedged item type -
Available-for-sale securities	$(75)	$75	$—	$(132)	$—
Advances	9	1	10	(83)	(24)
MPF Loans held for portfolio	1	—	1	(2)	(50)
Consolidated obligation bonds	(40)	29	(11)	151	(28)
Total	$(105)	$105	$—	$(66)	$(102)
2011
Hedged item type -
Available-for-sale investments	$(432)	$418	$(14)	$(137)	$—
Advances	(4)	13	9	(142)	(51)
MPF Loans held for portfolio	—	(5)	(5)	(8)	(51)
Consolidated obligation bonds	276	(285)	(9)	295	(39)
Total	$(160)	$141	$(19)	$8	$(141)

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

For the years ending December 31,	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities		Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Change in OCI	Net Interest Settlements Classified in Net Interest Income
2013
Advances - interest rate floors	$12	$—		$12	$—	$(12)	$—
Discount notes - interest rate caps	(1)	—		(1)	—	1	—
Discount notes - interest rate swaps	(2)	6		4	424	420	(262)	[a]
Bonds - interest rate swaps	(2)	(2)		(4)	—	4	—
Total	$7	$4		$11	$424	$413	$(262)
2012
Advances - interest rate floors	$14	$—		$14	$—	$(14)	$—
Discount notes - interest rate caps	(6)	—		(6)	—	6	—
Discount notes - interest rate swaps	(3)	3		—	(25)	(25)	(268)	[a]
Bonds - interest rate swaps	(4)	—		(4)	—	4	—
Total	$1	$3		$4	$(25)	$(29)	$(268)
2011
Advances - interest rate floors	$31	$37	[b]	$68	$—	$(68)	$—
Discount notes - interest rate caps	(13)	—		(13)	—	13	—
Discount notes - interest rate swaps	(5)	4		(1)	(440)	(439)	(312)	[a]
Bonds - interest rate swaps	(6)	—		(6)	—	6	—
Total	$7	$41		$48	$(440)	$(488)	$(312)

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

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $9 million as of December 31, 2013. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 7 years.

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

Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Other interest-bearing deposits pay interest based on a daily interest rate. The average interest rates paid on deposits were 0.01% during 2013, 0.01% during 2012, and 0.02% during 2011. Interest expense on deposits totaled less than $1 million for each of the past three years.

The following tables present our deposits as of the dates indicated:

As of	December 31, 2013	December 31, 2012
Interest-bearing deposits -
Demand and overnight	$487	$712
Term deposits	3	1
Deposits from other FHLBs for MPF Program	13	15
Interest-bearing deposits	503	728
Non-interest-bearing deposits demand and overnight	41	88
Total deposits	$544	$816

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Consolidated Obligations

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

Regulations require the FHLBs to maintain, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets include: cash, secured advances, securities with an assessment or rating at least equivalent to the current assessment or rating of the FHLB consolidated obligations; the obligations, participations, mortgages, or other securities of or issued by the United States (U.S.) government or certain agencies of the U.S. government; mortgages that have any insurance or commitment for insurance from the U.S. government or its agencies; and such securities as fiduciary and trust funds may invest in under the laws of the state in which each FHLB is located.

As of December 31, 2013, our long-term consolidated obligations were rated AA+/Aaa (with outlook stable) by S&P/ Moody's.

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2013	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$5,164	3.50%	$23,204
One to two years	2,752	2.65%	3,532
Two to three years	2,672	3.59%	2,247
Three to four years	3,860	2.49%	1,985
Four to five years	4,653	1.39%	205
Thereafter	13,391	2.17%	1,319
Total par value	$32,492	2.46%	$32,492

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2013	December 31, 2012
Carrying Amount	$31,089	$31,260
Par Value	31,092	31,269
Weighted Average Interest Rate	0.07%	0.13%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents consolidated obligation bonds outstanding by call feature:

As of	December 31, 2013	December 31, 2012
Noncallable	$12,927	$19,179
Callable	19,565	13,480
Total par value	32,492	32,659
Bond premiums (discounts), net	20	13
Hedging adjustments	(526)	(104)
Fair value option adjustments	1	1
Total consolidated obligation bonds	$31,987	$32,569

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

Inverse Floating Bonds - The coupon rate on these bonds increases as an index declines and decreases as an index rises.

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of	December 31, 2013	December 31, 2012
Fixed rate	$23,771	$27,254
Variable-rate	—	1,000
Step-up	8,090	4,190
Step-down	581	165
Inverse floating	50	50
Total par value	$32,492	$32,659

Concession Fees on Consolidated Obligations. Total concession fees recognized were $5 million, $22 million, and $27 million during the years ended December 31, 2013, 2012, and 2011.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 - Assessments

Affordable Housing Program - The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year's income before assessments plus adjustments as follows:

•	Add interest expense related to mandatorily redeemable capital stock; and

•	Subtract assessment accrued for REFCORP (until the REFCORP obligation was satisfied).

In 2013, we received approval from the FHFA and our Board of Directors to implement the Community First Fund, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. As a result, in 2013, we reversed the $50 million charge recognized in 2011 through "Non-interest expense - Other community investment” in our statements of income. Since we already have paid our AHP assessment attributable to the $50 million charge in 2011, our AHP assessment for 2013 will be calculated on 10% of our current year's net earnings (income before assessments) less the $50 million reversal.

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

The following table summarizes the changes in the AHP payable for the periods indicated:

For the years ended December 31,	2013	2012	2011
AHP balance at beginning of year	$78	$61	$44
AHP expense accrual	33	42	30
Cash disbursements for AHP	(33)	(25)	(13)
AHP balance at end of year	$78	$78	$61

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 – Subordinated Notes

During 2013, we repurchased $56 million of our outstanding subordinated notes through open market purchases. As of December 31, 2013, we have $944 million of subordinated notes outstanding that mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the U.S. government or any FHLBs other than us. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

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

Also pursuant to the regulatory order approving the issuance of subordinated notes, in the event of our liquidation or reorganization, the FHFA shall cause us, our receiver, conservator, or other successor, as applicable, to pay or make provision for the payment of all of our liabilities, including those evidenced by the subordinated notes, before making payment to, or redeeming any shares of, capital stock issued by us, including shares as to which a claim for mandatory redemption has arisen.

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

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2013, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Capital and Mandatorily Redeemable Capital Stock

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

Certain amendments to our capital plan became effective July 1, 2013, which among other things, allow our Board of Directors to set a threshold of between $5 million and $250 million on the amount of Class B2 stock that would otherwise be held for membership if a member has advances outstanding that have an activity stock requirement in excess of the threshold amount. In that case, the amount of Class B2 stock that exceeds such threshold and is necessary to support advance activity is automatically converted into Class B1 stock. This new threshold was initially set at $5 million, which means that we will convert to Class B1 capital stock any capital stock supporting advances that exceed the lesser of the member's membership requirement or $5 million.

Under our capital plan, the Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2.0% and 6.0% of a member's outstanding advances. On October 8, 2013, we announced that our Board had implemented this provision through a Reduced Capitalization Advance Program (RCAP) that allowed members to borrow one or more advances with an activity stock requirement of only 2.0% for the life of the advance instead of the 5.0% requirement under the capital plan’s general provisions, if the new advances represented an incremental increase in a member’s overall level of advances and had maturity dates of at least one year. Each member's activity stock requirement remains at 5.0% for non-RCAP advances. The initial RCAP expired on December 31, 2013.

Finally, under the capital plan, the cap on the membership stock requirement for each member was $163.4 million during 2013. Under the plan, the cap on membership stock is equal to the lesser of (1) a cap set by the Board within a range of $25 million and $250 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31. Although the Board set an initial cap of $250 million, during 2013 the operative cap under the plan of $163.4 million is based on the level of our capital stock at December 31, 2012. Based on the level of our capital stock at December 31, 2013, the operative cap on the membership stock requirement during 2014 is $165.3 million unless the Board sets a new cap.

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 stock to Class B1 stock related to the new threshold will apply on a daily basis. We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member continues to meet its minimum investment requirement and we remain in compliance with our regulatory capital requirements discussed below.

Members that withdraw from membership must wait at least five years after their membership was terminated and all of their capital stock was redeemed or repurchased before being readmitted to membership in any FHLB.

Under our capital plan, any dividend declared on Class B1 shares must be greater than or equal to the dividend declared on Class B2 shares for the same period.  We first implemented this feature of the capital plan to pay an enhanced dividend on Class B1 activity stock based on the financial results of the third quarter of 2013, which was declared and paid in the fourth quarter.  Although future dividend determination will be at our Board’s sole discretion and remain subject to future operating results, existing FHFA-approved Board resolution limits, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant, our Board may, without further FHFA approval, declare dividends for any given quarter of 2014 at rates on an annualized basis not to exceed the following: (1) the average of three-month LIBOR plus 300 basis points on Class B1 capital stock, and (2) the average of three-month LIBOR plus 100 basis points on Class B2 capital stock.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Minimum Capital Requirements

We are subject by regulation to the following three capital requirements:

•	total regulatory capital ratio;

•	leverage capital ratio; and

•	risk-based capital.

For purposes of calculating our compliance with these minimum capital requirements:

•	“Permanent capital” includes our retained earnings plus the amount paid in for our Class B stock, including Class B stock classified as mandatorily redeemable.

•	“Total capital” means the sum of (1) our permanent capital plus (2) any general allowance for losses.

•	“Total assets” are the total assets determined in accordance with GAAP.

Permanent capital and total capital do not include accumulated other comprehensive income (loss).

Total Regulatory Capital Ratio. We must maintain a minimum ratio of total capital to total assets of 4.00%. For safety and soundness reasons, this ratio may be increased by the FHFA with respect to an individual FHLB.

Leverage Capital Ratio. We must also maintain a leverage ratio of total capital to total assets of at least 5.00%. For purposes of determining this leverage ratio, total capital is modified by multiplying our permanent capital by 1.5 and adding to this product all other components of total capital. This ratio also may be increased by the FHFA with respect to an individual FHLB.

Risk-Based Capital. Under the risk-based capital requirement, we must maintain permanent capital equal to the sum of our: (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement; all of which are calculated in accordance with the rules and regulations of the FHFA.

The following table details our minimum capital requirements:

	December 31, 2013		December 31, 2012
As of	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,465	$3,703	$1,545	$3,347
Total regulatory capital	$2,752	$3,703	$2,783	$3,347
Total regulatory capital ratio	4.00%	5.38%	4.00%	4.81%
Leverage capital	$3,440	$5,555	$3,479	$5,021
Leverage capital ratio	5.00%	8.07%	5.00%	7.22%

Regulatory capital and leverage capital do not include accumulated other comprehensive income (loss).

Capital Concentration

As of December 31, 2013, BMO Harris Bank, N.A. held $170 million, or 10%, of our total capital stock outstanding. No other members had capital stock exceeding 10%.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Mandatorily Redeemable Capital Stock

Under our capital plan, we are not required to redeem capital stock until five years after we receive a member's notice of withdrawal or membership is otherwise terminated, subject to the member satisfying all outstanding obligations to us.

The member may cancel its withdrawal notice subject to payment of a cancellation fee equal to a percentage of the par value of the capital stock subject to the cancellation notice. Although we would allow a member to cancel its withdrawal notice, we reclassify the member's equity to a liability because we view membership withdrawal notices as substantive when made. Redemption may be made after the expiration of the five-year period if the terminating member does not have outstanding obligations with us, and we meet our minimum regulatory capital and liquidity requirements.
The following table presents a reconciliation of the dollar amounts, along with the number of current and former members owning the related capital stock, in MRCS for the periods presented.

For the years ended December 31,	2013	2012	2011
MRCS at beginning of year	$6	$4	$530
Capital stock reclassified to MRCS	58	57	6
Redemption of MRCS	(59)	(55)	(532)
MRCS at end of period	$5	$6	$4

Prior to conversion to our new capital plan in January 2012, we redeemed $527 million of MRCS for excess capital stock owned by all former members that was not required to support outstanding obligations on December 28, 2011.

Repurchase of Excess Capital Stock

During 2013, we repurchased excess capital stock of $189 million as part of our quarterly repurchase opportunities in February and May. Effective May 28, 2013, we announced completion of our quarterly excess capital stock repurchases program initiated in 2012 and our current practice of repurchasing excess capital stock held by members within three business days of receiving a repurchase request, subject to regulatory requirements and prudent business practices. Since initiating this practice, all capital stock repurchases were made within three business days of receipt of the request.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 - Accumulated Other Comprehensive Income (Loss)

AOCI Reclassification Disclosures
We adopted a GAAP amendment to AOCI disclosures on a prospective basis effective January 1, 2013. The significant amendments to prior disclosure requirements are shown below and the amended disclosures are presented below for the period ending December 31, 2013. The amendments do not change the current requirements for reporting net income or other comprehensive income. As a result, the amendments did not have any effect on our operating activities or financial statements at the time of adoption.

•	Significant amounts reclassified out of AOCI in their entirety into a statements of income line item within the same reporting period.

•
Cross-references to other disclosures currently required for other reclassification items that are not required to be reclassified directly to net income in their entirety in the same reporting period.

The following table summarizes the income (loss) in AOCI for the periods indicated:

	Available-for-sale		Held-to-maturity
For the years ended December 31,	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total
2011
Beginning balance	$748	$(34)	$(8)	$(630)	$(561)	$2	$(483)
Net change in the period	365	8	3	164	(488)	—	52
Ending balance	$1,113	$(26)	$(5)	$(466)	$(1,049)	$2	$(431)

2012
Beginning balance	$1,113	$(26)	$(5)	$(466)	$(1,049)	$2	$(431)
Net change in the period	463	18	2	85	(29)	(1)	538
Ending balance	$1,576	$(8)	$(3)	$(381)	$(1,078)	$1	$107

2013
Beginning balance	$1,576	$(8)	$(3)	$(381)	$(1,078)	$1	$107
Change in the period before reclassifications to net income	(524)	8	—	61	424	—	(31)
Period amounts reclassified to:
Net interest income	—	—	2	—	(7)	—	(5)
Non-interest gain (loss)	—	—	—	—	(4)	—	(4)
Net change in the period	(524)	8	2	61	413	—	(40)
Ending balance	$1,052	$—	$(1)	$(320)	$(665)	$1	$67

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 16 - Employee Retirement Plans

We participate in the Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. The Pension Plan year runs from July 1 to June 30. Substantially all of our officers and employees are covered by the Pension Plan. The Pension Plan is considered a multiemployer plan under GAAP since assets contributed by an employer are not restricted to provide benefits only to employees of that employer. The Pension Plan is also considered a multiple employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, such as the certified zone status, are not applicable to the Pension Plan. Our risks in participating in the Pension Plan are as follows:

•
The Pension Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pension Plan contributions made by us may be used to provide benefits to participants of other participating employers.

•	If a participating employer withdraws from the Pension Plan, the unfunded obligations of the Pension Plan may be borne by the remaining participating employers, which would include us.

•	If we choose to withdraw from the Pension Plan, we may be required to pay the Pension Plan an amount based on the underfunded status of the Pension Plan, referred to as a withdrawal liability.

Relevant information concerning the Pension Plan is outlined below:

•	The Pension Plan's Employer Identification Number is 135645888 and the Plan Number is 333.

•
A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2013 as of the date of this Form 10-K filing.

•	Our contributions for the years presented were not more than 5% of the total contributions to the Pension Plan.

•	The Pension Plan is not a collective bargaining agreement.

•	We did not pay any surcharges to the Pension Plan.

•	There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

•
The Moving Ahead for Progress in the 21st Century Act (MAP-21), which was enacted in July 2012, affected the comparison between years to the Pension Plan. Specifically, MAP-21 contains provisions that stabilize the interest rates used to calculate required pension contributions. Current historically low interest rates have resulted in significant increases to required pension contributions. The pension provisions of MAP-21 Act increased our pension plan's funded status and, as a result, we were not required to make a contribution in either 2013 or 2012, and we had no net pension cost charged to compensation and benefits expense for years ended December 31, 2013 and December 31, 2012, except for administrative fees.

The following table provides details on our Pension Plan. The funded status is calculated as the market value of plan assets divided by the funding target and reflects contributions received through the plan year ended June 30.

Pension Plan	2013	2012	2011
Pension cost including administrative fees charged to compensation and benefits expense for the year end December 31,	$1	$—	$7
Plan funded status as of the plan year end June 30,	101.3%	108.0%	90.0%
Our portion of plan funded status as of the plan year end June 30,	113.1%	127.0%	106.0%
Our contributions including administrative fees for calendar year ended December 31,	$5	$—	$5

Our voluntary contribution to the Pension Plan in 2013 increased our prepaid pension expense in other assets to $10 million as of December 31, 2013, from $5 million as of December 31, 2012.

In addition to the Pension Plan we have a tax-qualified defined contribution 401(k) plan, an unfunded non-qualified deferred compensation plan and a postretirement health and life insurance benefit plan. The financial amounts related to these plans are immaterial.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 17 - Fair Value Accounting

Fair Value Measurement

Refer to Note 2 - Summary of Significant Accounting Policies for our accounting policies for fair value accounting.

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

Valuation Techniques and Significant Inputs
Assets for which fair value approximates carrying value. Due to the short-term nature and negligible credit risk, we use the carrying amount to estimate fair value of cash and due from banks, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable.

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

Annually, we conduct reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies and control procedures for agency and private-label MBS. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes. While the vendors' proprietary models are not accessible, we reviewed for reasonableness the underlying inputs and assumptions for a sample of securities across different asset classes and duration. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices.

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

•
Implied yields calculated with our OTTI projected cash flows at quarter ends compared to industry benchmarks. Specifically, we calculated an implied yield for our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our OTTI process and compared such yield to the market yield data for comparable securities according to dealers and other third party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

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

As of December 31, 2013, four vendor prices were received for substantially all of our MBS holdings and the final prices were computed by averaging the four prices, excluding any price deemed as an outlier. Based on our review of the pricing methods and controls employed by the third party pricing services and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.
We use one third party pricing service to determine the fair value of agency non-MBS securities (TLGP, SBA, agency bonds and housing development bonds). If available, we compare the prices received from that service to two other third party pricing services to determine if the price is reasonable. If no other third party prices are available we validate against internal models.

We use a hybrid approach to measure the fair value of our FFELP ABS. We use the fair value provided by a third party pricing service or average of pricing services or we use our internal model price. An internal pricing model is used in cases where a fair value is not provided by the pricing service. We assess the reasonableness of the fair value determined by our internal pricing model by comparing comparable FFELP security prices to the fair value provided by vendor pricing services. We

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

use the fair value of the third party pricing service provided it is within 1 point of other pricing services. We use the average fair value of four third party pricing services if their prices are available and present more than 1 point of difference in pricing. The third party pricing service or the internal model price is compared to three other third party pricing services to test for reasonableness.

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

		Range of Values
As of December 31, 2013	Fair Value	Minimum	Maximum
AFS Private-label residential MBS - OTTI	$72	$69	$75

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
Accrued interest receivable and payable. The fair value approximates the recorded carrying amount.

Derivative assets/liabilities. The following table shows the values for our derivative assets that are carried at fair value under a fair value hedge strategy on our Statements of Condition using Level 3 significant inputs. Amounts exclude any related interest receivable.

			Range of Values
As of December 31, 2013	Significant Inputs Curve	Fair Value	Minimum	Maximum
Derivative assets	LIBOR	$17	$17	$17

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
The fair values of each of our derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the fair values of the accrued interest receivable/payable and cash collateral approximate their carrying amounts due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of each of the master netting agreements. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability.
A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
Interest-rate related:

•
LIBOR swap curve. We used the LIBOR swap curve to discount cash flows when determining the fair values of our interest rate exchange agreements.  However, we determined that most market participants had as of December 31, 2012 begun using the overnight index swap (OIS) curve to value certain collateralized interest rate exchange agreements and, as a result, we performed an analysis of the effect of using the OIS curve to ensure the valuations derived using the LIBOR swap curve were materially consistent with the fair value measurement guidance provided under GAAP.  In this regard, we believe that our LIBOR-based derivative valuations of our derivatives portfolio produced fair values that were materially reflective of exit prices by market participants.

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

			Basis Point Range
As of December 31, 2013	Significant Inputs Curve	Fair Value	High	Low
Consolidated obligation bonds	CO	$(69)	0	0

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

We estimate fair values based on: the cost of raising comparable term debt, independent market-based prices received from third party pricing services, or internal valuation models. Our internal valuation models use standard valuation techniques and estimate fair values based on the following significant inputs for those consolidated obligations carried at fair value:

•
CO Curve for fixed-rate, non-callable (bullet) consolidated obligations and a spread to the LIBOR swap curve for callable consolidated obligations based on price indications for callable consolidated obligations from the Office of Finance.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. There was no spread adjustment to the CO Curve used to value consolidated obligations carried at fair value.

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

Impaired MPF Loans and real estate owned. See Assets Measured at Fair Value on a Nonrecurring Basis on page F-59.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Estimates for Financial Instruments

The tables below are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition under the indicated captions. These tables do not represent an estimate of the overall market value of us as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.  The tables below are presented in the following order:

•	Fair values of financial instruments.

•	Financial instruments carried at fair value on a recurring basis on our statements of condition.

•	Assets carried at fair value on a nonrecurring basis on our statements of condition.

			Fair Value Hierarchy
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
As of December 31, 2013
Financial Assets-
Cash and due from banks	$971	$971	$971	$—	$—
Federal Funds sold	500	500	—	500	—
Securities purchased under agreements to resell	4,550	4,550	—	4,550	—
Held-to-maturity securities	7,917	8,618	—	6,981	1,637
Advances	23,489	23,586	—	23,586	—
MPF Loans held in portfolio, net	7,695	8,269	—	8,069	200
Accrued interest receivable	93	93	—	93	—
Financial Liabilities-
Deposits	$(544)	$(544)	$—	$(544)	$—
Consolidated obligation discount notes	(31,089)	(31,089)	—	(31,089)	—
Consolidated obligation bonds	(31,987)	(32,645)	—	(32,576)	(69)	[a]
Accrued interest payable	(137)	(137)	—	(137)	—
Mandatorily redeemable capital stock	(5)	(5)	(5)	—	—
Subordinated notes	(944)	(1,055)	—	(1,055)	—

As of December 31, 2012
Financial Assets-
Cash and due from banks	$3,564	$3,564	$3,564	$—	$—
Securities purchased under agreements to resell	6,500	6,500	—	6,500	—
Held-to-maturity securities	9,567	10,482	—	8,706	1,776
Advances	14,530	14,802	—	14,802	—
MPF Loans held in portfolio, net	10,432	11,227	—	11,015	212
Accrued interest receivable	116	116	—	116	—
Financial Liabilities-
Deposits	$(816)	$(816)	$—	$(816)	$—
Consolidated obligation discount notes	(31,260)	(31,262)	—	(31,262)	—
Consolidated obligation bonds	(32,569)	(34,323)	—	(34,241)	(82)	[a]
Accrued interest payable	(156)	(156)	—	(156)	—
Mandatorily redeemable capital stock	(6)	(6)	(6)	—	—
Subordinated notes	(1,000)	(1,162)	—	(1,162)	—

[a]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

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

As of December 31, 2013	Level 2		Level 3		Netting Adjustment		Total
Financial assets -
Trading securities:
U.S. Government & other government related	$1,823		$—		$—		$1,823
GSE residential MBS	74		—		—		74
Governmental-guaranteed residential MBS	2		—		—		2
Trading Securities	1,899		—		—		1,899
AFS securities:
U.S. Government & other government related	588		—		—		588
FFELP ABS	6,803		—		—		6,803
GSE residential MBS	11,382		—		—		11,382
Government-guaranteed residential MBS	2,691		—		—		2,691
Private-label residential MBS	—		72		—		72
AFS Securities	21,464		72		—		21,536
Advances	30		—		—		30
Derivative assets	712	[a]	19	[a]	(696)	[b]	35
Financial assets at fair value	$24,105		$91		$(696)		$23,500
Level 3 as a percent of total assets at fair value			0.4%

Financial liabilities -
Consolidated obligation discount notes	$(75)		$—		$—		$(75)
Consolidated obligation bonds	(1,021)		(69)	[c]	—		(1,090)
Derivative liabilities	(1,959)	[a]	—		1,851	[b]	(108)
Financial liabilities at fair value	$(3,055)		$(69)		$1,851		$(1,273)
Level 3 as a percent of total liabilities at fair value			5.4%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2012	Level 2		Level 3		Netting Adjustment		Total
Financial assets -
Trading securities:
U.S. Government & other government related	$1,106		$—		$—		$1,106
GSE residential MBS	120		—		—		120
Governmental-guaranteed residential MBS	3		—		—		3
Trading Securities	1,229		—		—		1,229
AFS securities:
U.S. Government & other government related	754		—		—		754
FFELP ABS	7,453		—		—		7,453
GSE residential MBS	12,228		—		—		12,228
Government-guaranteed residential MBS	2,950		—		—		2,950
Private-label residential MBS	—		69		—		69
AFS Securities	23,385		69		—		23,454
Advances	9		—		—		9
Derivative assets	1,160	[a]	32	[a]	(1,145)	[b]	47
Financial assets at fair value	$25,783		$101		$(1,145)		$24,739
Level 3 as a percent of total assets at fair value			0.4%

Financial liabilities -
Consolidated obligation bonds	(1,251)		(82)	[c]	—		(1,333)
Derivative liabilities	(2,778)	[a]	—		2,696	[b]	(82)
Financial liabilities at fair value	$(4,029)		$(82)		$2,696		$(1,415)
Level 3 as a percent of total liabilities at fair value			5.8%

[a]
Our derivative assets are, in part, secured with cash collateral (Level 1) as described in Note 9 - Derivatives and Hedging Activities. However, we view our net derivative assets or liabilities as a single unit of account for purposes of classifying the total balance within the fair value hierarchy. Accordingly, we classify our derivative assets and liabilities as either Level 2 or Level 3 within the fair value hierarchy.

[b]
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

	Available-For-Sale Private-Label MBS			Derivative Assets Interest-Rate Related			Consolidated Obligation Bonds
For the years ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011
Balance at beginning of period	$69	$63	$76	$32	$37	$29	$(82)	$(87)	$(78)
Gains (losses) realized and unrealized:
Recorded in earnings in interest income	3	2	—	—	—	—	—	—	—
Recorded in net unrealized gain/loss on AFS in OCI	3	—	—	—	—	—	—	—	—
Change in fair value recorded in OCI - Non-credit OTTI on AFS securities	8	18	2	—	—	—	—	—	—
Change in fair value recorded in earnings - Derivatives and hedging activities	—	—	—	(13)	(5)	8	13	5	(9)
Paydowns and settlements	(11)	(14)	(15)	—	—	—	—	—	—
Balance at end of period	$72	$69	$63	$19	$32	$37	$(69)	$(82)	$(87)
Total unrealized gains (losses) recorded in earnings (derivatives and hedging activities) and attributable to instruments still held at period end	$3	$2	$—	$—	$—	$8	$—	$5	$(9)

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

	December 31, 2013	December 31, 2012
As of	Level 3	Level 3
Impaired MPF Loans	$200	$212
Real estate owned	10	18
Non-recurring assets measured at fair value	$210	$230

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The tables below summarize the activity related to financial assets and liabilities for which we elected the fair value option. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of the dates presented.

	Advances			Consolidated Obligation Bonds			Consolidated Obligation Discount Notes
For the years ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011
Balance beginning of period	$9	$9	$4	$(1,251)	$(2,631)	$(9,425)	$—	$(11,466)	$(4,864)
New transactions elected for fair value option	21	—	5	(2,880)	(15,690)	(11,174)	(75)	—	(11,610)
Maturities and extinguishments (if any)	—	—	—	3,110	17,070	17,974	—	11,472	5,019
Net gain (loss) on instruments held at fair value	—	—	—	—	—	(11)	—	2	(1)
Change in accrued interest and other	—	—	—	—	—	5	—	(8)	(10)
Balance end of period	$30	$9	$9	$(1,021)	$(1,251)	$(2,631)	$(75)	$—	$(11,466)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	December 31, 2013			December 31, 2012
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$29	$30	$1	$9	$9	$—
Consolidated obligation discount notes	75	75	—	—	—	—
Consolidated obligation bonds	1,020	1,021	1	1,250	1,251	1

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 18 – Commitments and Contingencies

The table below shows our commitments outstanding, which represent off-balance sheet obligations, for the periods presented.

	December 31, 2013				December 31, 2012
As of	Expire within one year		Expire after one year	Total	Expire within one year		Expire after one year	Total
Unsettled consolidated obligation bonds	$220		$—	$220	$175		$—	$175
Unsettled consolidated obligation discount notes	1,000		—	1,000	—		—	—
Member standby letters of credit	1,407		696	2,103	689		725	1,414
Housing authority standby bond purchase agreements	149		258	407	50		382	432
MPF Program mortgage purchase commitments	103		—	103	497		—	497
Unresolved repurchasable loans and indemnifications to Fannie Mae for MPF Xtra loans	56	[a]	—	56	39	[a]	—	39
Advance commitments	125		101	226	—		285	285
Commitments	$3,060		$1,055	$4,115	$1,450		$1,392	$2,842

[a]
Amount includes only mortgage loans for which (1) a breach of an eligibility requirement or other warranty has been specifically identified and (2) we believe Fannie Mae will request us to repurchase or provide an indemnity. Accordingly, these unresolved requests are classified in the expire within one year category. However, these unresolved requests may occur after one year from the reporting date since they do not have an expiration date. If the PFI from which we purchased an ineligible MPF Xtra loan is viable, we may require the PFI to repurchase that loan from us or indemnify us for related losses.  Since we deem it probable that we will recover any losses from the PFIs, we did not recognize a loss in our statement of income related to MPF Xtra loan repurchase or indemnification risk to Fannie Mae.

Joint and several liability. We did not accrue a liability or disclose that a liability is reasonably possible for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2013, and 2012 based on the status of their payment/performance risk as of those reporting dates.

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

See Note 8 - Allowance for Credit Losses for information related to our credit risk for member standby letters of credit and our assessment of whether a liability should be recognized for our off-balance sheet credit risk.

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. These standby bond purchase commitments have original expiration periods of up to 3 years, expiring no later than 2016, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

MPF Program mortgage purchase commitments. We primarily enter into delivery commitments to purchase MPF Xtra mortgage loans from PFIs and simultaneously enter into delivery commitments to resell these loans to Fannie Mae. Commitments are for periods up to 77 days.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date.

Lease Commitments

We have no material operating or capital lease commitments.

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

Note 19 – Transactions with Members and Other FHLBs

We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock.

In the normal course of business, we extend credit to or enter into other transactions with these related parties. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other members who are not considered related parties.

Members

The table below summarizes balances we had with our members as defined above as related parties (including their affiliates). Members represented in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership.

As of	December 31, 2013	December 31, 2012
Assets - Advances	$2,546	$2,500
Liabilities - Deposits	27	106
Equity - Capital Stock	188	239

Other FHLBs

Material amounts of transactions with other FHLBs, if any, are parenthetically identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	March 13, 2014	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 13, 2014	(Principal Financial Officer and Principal Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director's capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2013, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2014
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2014
Roger D. Lundstrom

*/s/ Steven F. Rosenbaum	Chairman of the Board of Directors	March 13, 2014
Steven F. Rosenbaum

*/s/ William W. Sennholz	Vice Chairman of the Board of Directors	March 13, 2014
William W. Sennholz

*/s/ Diane M. Aigotti	Director	March 13, 2014
Diane M. Aigotti

*/s/ James T. Ashworth	Director	March 13, 2014
James T. Ashworth

*/s/ Owen E. Beacom	Director	March 13, 2014
Owen E. Beacom

*/s/ Edward P. Brady	Director	March 13, 2014
Edward P. Brady

S-2

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ Mary J. Cahillane	Director	March 13, 2014
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 13, 2014
Mark J. Eppli

*/s/ Thomas M. Goldstein	Director	March 13, 2014
Thomas M. Goldstein

*/s/ Arthur E. Greenbank	Director	March 13, 2014
Arthur E. Greenbank

*/s/ Thomas L. Herlache	Director	March 13, 2014
Thomas L. Herlache

*/s/ Roger L. Lehmann	Director	March 13, 2014
Roger L. Lehmann

*/s/ E. David Locke	Director	March 13, 2014
E. David Locke

*/s/ John K. Reinke	Director	March 13, 2014
John K. Reinke

*/s/ Leo J. Ries	Director	March 13, 2014
Leo J. Ries

*/s/ Michael G. Steelman	Director	March 13, 2014
Michael G. Steelman

*/s/ Gregory A. White	Director	March 13, 2014
Gregory A. White

* By: /s/ Peter E. Gutzmer		March 13, 2014
Peter E. Gutzmer, Attorney-in-fact

S-3