Form 10-Q
period 2014-03-31
Federal Home Loan Bank of Chicago
filed 2014-05-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
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

As of April 30, 2014, including mandatorily redeemable capital stock, registrant had 17,493,929 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$726	$971
Interest bearing deposits	560	—
Federal Funds sold	2,884	500
Securities purchased under agreements to resell	6,400	4,550
Investment securities -
Trading, $46 and $32 pledged	3,142	1,899
Available-for-sale	21,299	21,536
Held-to-maturity, $7,831 and $8,618 fair value	7,129	7,917
Total investment securities	31,570	31,352
Advances, $30 and $30 carried at fair value	22,372	23,489
MPF Loans held in portfolio, net of allowance for credit losses of $(24) and $(29)	7,294	7,695
Accrued interest receivable	88	93
Derivative assets	38	35
Software and equipment, net of accumulated amortization/depreciation of $(159) and $(157)	32	33
Other assets	75	79
Total assets	$72,039	$68,797
Liabilities
Deposits	$560	$544
Consolidated obligations, net -
Discount notes, $0 and $75 carried at fair value	26,889	31,089
Bonds, $3,408 and $1,021 carried at fair value	39,183	31,987
Total consolidated obligations, net	66,072	63,076
Accrued interest payable	238	137
Mandatorily redeemable capital stock	5	5
Derivative liabilities	57	108
Affordable Housing Program assessment payable	80	78
Other liabilities	113	140
Subordinated notes	944	944
Total liabilities	68,069	65,032
Commitments and contingencies - Note 14
Capital
Class B1 - putable $100 par value - 6 million and 6 million shares issued and outstanding	588	629
Class B2 - putable $100 par value - 11 million and 10 million shares issued and outstanding	1,117	1,041
Total Capital stock	1,705	1,670
Retained earnings - unrestricted	1,915	1,853
Retained earnings - restricted	192	175
Total retained earnings	2,107	2,028
Accumulated other comprehensive income (loss) (AOCI)	158	67
Total capital	3,970	3,765
Total liabilities and capital	$72,039	$68,797
The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2014	2013
Interest income	$355	$403
Interest expense	228	290
Net interest income before provision for credit losses	127	113
Provision for (reversal of) credit losses	(3)	—
Net interest income	130	113

Non-interest gain (loss) on -
Trading securities	(5)	(6)
Derivatives and hedging activities	(14)	2
Instruments held under fair value option	4	1
Other, net	5	4
Total non-interest gain (loss)	(10)	1

Non-interest expense -
Compensation and benefits	16	14
Other operating expenses	10	9
FHFA	1	1
Office of Finance	1	1
Other	2	—
Total non-interest expense	30	25

Income before assessments	90	89

Affordable Housing Program assessment	9	9

Net income	$81	$80

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2014	2013
Net income	$81	$80

Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities	55	(85)
Non-credit OTTI on available-for-sale securities	—	6
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale	—	1
Non-credit OTTI on held-to-maturity securities	14	15
Net unrealized gain (loss) on cash flow hedges	21	85
Post retirement plans - reclassification to net income	1	1
Other comprehensive income (loss)	91	23

Comprehensive income	$172	$103

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1		Capital Stock - Putable - B2		Capital Stock		Retained Earnings				AOCI	Total
	Shares	Value	Shares	Value	Shares	Value	Unrestricted		Restricted	Total
December 31, 2012	1	$122	15	$1,528	16	$1,650	$1,584		$107	$1,691	$107	$3,448
Total comprehensive income							64		16	80	23	103
Proceeds from issuance of capital stock	—	38	—	—	—	38						38
Repurchases of capital stock	—	(1)	(1)	(95)	(1)	(96)						(96)
Capital stock reclassified to mandatorily redeemable capital stock	—	(43)	—	—	—	(43)						(43)
Cash dividends - class B1 (0.30% annualized rate)							—	*		—		—
Cash dividends - class B2 (0.30% annualized rate)							(1)			(1)		(1)
March 31, 2013	1	$116	14	$1,433	15	$1,549	$1,647		$123	$1,770	$130	$3,449

December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853		$175	$2,028	$67	$3,765
Total comprehensive income							64		17	81	91	172
Proceeds from issuance of capital stock	1	84	—	1	1	85						85
Repurchases of capital stock	(1)	(17)	—	(33)	(1)	(50)						(50)
Transfers between B1 and B2 capital stock	(1)	(108)	1	108
Cash dividends - class B1 (1.30% annualized rate)							(1)			(1)		(1)
Cash dividends - class B2 (0.30% annualized rate)							(1)			(1)		(1)
March 31, 2014	6	$588	11	$1,117	17	$1,705	$1,915		$192	$2,107	$158	$3,970

*	Less than $1 million.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Three months ended March 31,	2014		2013
Operating	Net cash provided by (used in) operating activities	$257		$311
Investing	Net change Federal Funds sold	(2,384)		(926)
	Net change securities purchased under agreements to resell	(1,850)		665
	Net change interest bearing deposits	(560)		—
	Advances -
	Principal collected	59,419		62,471
	Issued	(58,271)		(62,368)
	MPF Loans held in portfolio-
	Principal collected	410		786
	Purchases	(11)		(13)
	Trading securities -
	Sales	550		—
	Proceeds from maturities and paydowns	13		244
	Purchases	(1,812)		(1,000)
	Held-to-maturity securities-
	Short-term held-to-maturity securities, net	555	[a]	705	[a]
	Proceeds from maturities	262		494
	Purchases	(11)		(3)
	Available-for-sale securities -
	Proceeds from maturities and sales	287		314
	Proceeds from sale of foreclosed assets	14		25
	Capital expenditures for software and equipment	(2)		(1)
	Net cash provided by (used in) investing activities	(3,391)		1,393
Financing	Net change deposits	16		3
	Net proceeds from issuance of consolidated obligations -
	Discount notes	218,709		199,066
	Bonds	8,425		4,453
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(222,910)		(206,037)
	Bonds	(1,369)		(2,189)
	Net proceeds (payments) on derivative contracts with financing element	(15)		(18)
	Proceeds from issuance of capital stock	85		38
	Repurchase or redemption of capital stock	(50)		(96)
	Redemptions of mandatorily redeemable capital stock	—		(45)
	Cash dividends paid	(2)		(1)
	Net cash provided by (used in) financing activities	2,889		(4,826)
	Net increase (decrease) in cash and due from banks	(245)		(3,122)
	Cash and due from banks at beginning of year	971		3,564
	Cash and due from banks at end of period	$726		$442
Supplemental	Capital stock reclassified to mandatorily redeemable capital stock	$—		$43
	Transfer of MPF Loans to real estate owned	18		23

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements and the following footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2013, included in our Annual Report on Form 10-K (2013 Form 10-K) starting on page F-1, as filed with the SEC.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these assumptions and estimates apply to the following:

•	Determination of other-than-temporary impairments of securities;

•	Allowance for credit losses; and

•	Fair value measurements. See Note 2 - Summary of Significant Accounting Policies and Note 13 - Fair Value Accounting for more information.

Actual results could differ from these assumptions and estimates.

[a]	Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

[b]	“Mortgage Partnership Finance”, “MPF”, and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago. “Community First” is a trademark of the Federal Home Loan Bank of Chicago.

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

Separately, we do not have any securities sold under agreements to repurchase, nor do we have any securities borrowing or lending transactions as of March 31, 2014.

Restricted Retained Earnings

We present restricted retained earnings resulting from the Joint Capital Enhancement Agreement as a separate line item in the Capital section of our statement of condition. This restricted retained earnings amount does not represent expenses or losses determined under GAAP. Further, we do not charge our expenses or losses to this restricted retained earnings amount nor do we transfer any of the restricted retained earnings amount to net income. Refer to Joint Capital Enhancement Agreement on page F-48 in our 2013 Form 10-K for further details.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Our Summary of Significant Accounting Policies can be found in our 2013 Form 10-K starting on page F-11.

Joint and Several Liability Arrangements
We adopted new GAAP guidance applicable to joint and several liability arrangements effective January 1, 2014. Under the new guidance, joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and any additional estimated amount we expect to pay on behalf of other FHLBs is measured and recognized at the reporting date. Transition to the new guidance was done on a retrospective basis. The new guidance did not have an effect on either our current or prior operating activities or financial statements. For further discussion of our joint and several liability see Note 10 - Consolidated Obligations to the financial statements.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January of 2014, the FASB issued new accounting guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to Real Estate Owned (REO). Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The new guidance becomes effective January 1, 2015 for interim and annual periods of the Bank. The new guidance may be adopted under either the modified retrospective transition method or the prospective transition method. We are in the process of determining its effect, if any, on our financial statements and operating activities.
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2014	2013
Interest income -

Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$1	$4

Investment securities -
Trading	7	6
Available-for-sale	143	149
Held-to-maturity	77	90
Total investment securities	227	245

Advances -
Advances interest income	38	36
Advance prepayment fees	1	5
Total Advances	39	41

MPF Loans held in portfolio, net	88	113

Total interest income	355	403

Interest expense -

Consolidated obligations -
Discount notes	67	77
Bonds	147	199
Total consolidated obligations	214	276

Subordinated notes	14	14

Total interest expense	228	290

Net interest income before provision for credit losses	127	113
Provision for (reversal of) credit losses	(3)	—
Net interest income	$130	$113

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

Our major security types presented in the tables below are defined as follows:

•
U.S. Government & other government related may consist of the sovereign debt of the United States; debt issued by Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation; and non mortgage-backed securities of the Small Business Administration, Federal Deposit Insurance Corporation (FDIC), and Tennessee Valley Authority.

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	Government Sponsored Enterprises (GSE) residential consists of mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential consists of MBS issued by Ginnie Mae.

•	Private-label residential MBS.

•	State or local housing agency obligations.

Gains and losses on sales of securities are determined using the specific identification method and are included in non-interest gain (loss) on the statements of income.

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the statements of condition. We pledged $46 million of investment securities as collateral for our initial margin with derivative clearing organizations as of March 31, 2014, and $32 million as of December 31, 2013. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities:

As of	March 31, 2014	December 31, 2013
U.S. Government & other government related	$3,069	$1,823
MBS:
GSE residential	71	74
Government-guaranteed residential	2	2
Total MBS	73	76
Trading securities	$3,142	$1,899

At March 31, 2014, and 2013, we had net year-to-date unrealized gains (losses) of $(5) million and $(6) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Carrying Amount and Fair Value
As of March 31, 2014
U.S. Government & other government related	$524	$30	$—	$554
FFELP ABS	6,272	446	(6)	6,712

MBS:
GSE residential	10,807	532	(14)	11,325
Government-guaranteed residential	2,521	114	—	2,635
Private-label residential	68	5	—	73
Total MBS	13,396	651	(14)	14,033
Total	$20,192	$1,127	$(20)	$21,299

As of December 31, 2013
U.S. Government & other government related	$560	$29	$(1)	$588
FFELP ABS	6,395	425	(17)	6,803

MBS:
GSE residential	10,888	518	(24)	11,382
Government-guaranteed residential	2,572	119	—	2,691
Private-label residential	69	3	—	72
Total MBS	13,529	640	(24)	14,145
Total	$20,484	$1,094	$(42)	$21,536

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of March 31, 2014
U.S. Government & other government related	$1,650	$—	$1,650	$55	$(1)	$1,704
State or local housing agency	21	—	21	—	—	21

MBS:
GSE residential	3,064	—	3,064	192	—	3,256
Government-guaranteed residential	1,226	—	1,226	30	—	1,256
Private-label residential	1,474	(306)	1,168	428	(2)	1,594
Total MBS	5,764	(306)	5,458	650	(2)	6,106
Total	$7,435	$(306)	$7,129	$705	$(3)	$7,831

As of December 31, 2013
U.S. Government & other government related	$2,259	$—	$2,259	$42	$(1)	$2,300
State or local housing agency	22	—	22	—	—	22

MBS:
GSE residential	3,193	—	3,193	186	—	3,379
Government-guaranteed residential	1,248	—	1,248	32	—	1,280
Private-label residential	1,515	(320)	1,195	444	(2)	1,637
Total MBS	5,956	(320)	5,636	662	(2)	6,296
Total	$8,237	$(320)	$7,917	$704	$(3)	$8,618

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2014
FFELP ABS	$4	$—	$963	$(6)	$967	$(6)

MBS:
GSE residential	—	—	2,828	(14)	2,828	(14)
Government-guaranteed residential	30	—	—	—	30	—
Private-label residential	—	—	1	—	1	—
Total MBS	30	—	2,829	(14)	2,859	(14)
Total	$34	$—	$3,792	$(20)	$3,826	$(20)

As of December 31, 2013
U.S. Government & other government related	$40	$(1)	$—	$—	$40	$(1)
FFELP ABS	22	—	969	(17)	991	(17)

MBS:
GSE residential	—	—	3,293	(24)	3,293	(24)
Private-label residential	—	—	9	—	9	—
Total MBS	—	—	3,302	(24)	3,302	(24)
Total	$62	$(1)	$4,271	$(41)	$4,333	$(42)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2014
U.S. Government & other government related	$19	$(1)	$2	$—	$21	$(1)
State or local housing agency	10	—	—	—	10	—
MBS:
GSE residential	41	—	—	—	41	—
Private-label residential	—	—	1,493	(308)	1,493	(308)
Total MBS	41	—	1,493	(308)	1,534	(308)
Total	$70	$(1)	$1,495	$(308)	$1,565	$(309)

As of December 31, 2013
U.S. Government & other government related	$85	$(1)	$—	$—	$85	$(1)
State or local housing agency	10	—	—	—	10	—
MBS:
GSE residential	10	—	—	—	10	—
Private-label residential	—	—	1,532	(322)	1,532	(322)
MBS	10	—	1,532	(322)	1,542	(322)
Total	$105	$(1)	$1,532	$(322)	$1,637	$(323)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of March 31, 2014	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$113	$113
Due after one year through five years	119	126	57	57
Due after five years through ten years	3	3	423	439
Due after ten years	402	425	1,078	1,116
ABS and MBS without a single maturity date	19,668	20,745	5,458	6,106
Total securities	$20,192	$21,299	$7,129	$7,831

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

Significant Inputs Used to Determine OTTI

Our analysis for OTTI on our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee. We use the information provided to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee was formed by the FHLBs to achieve consistency among the FHLBs in their analyses of the OTTI of private-label MBS. We are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields.  Based on these inputs and assumptions for the three months ended March 31, 2014, and 2013, we had no OTTI charges.

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

As of March 31, 2014	Unpaid Principal Balance	Amortized Cost Basis	Non-Credit OTTI	Gross Unrealized Gains	Carrying Amount	Fair Value
OTTI AFS Securities- Private-label residential MBS:
Alt-A	$102	$67	$—	$5	$72	$72
OTTI HTM Securities- Private-label residential MBS:
Prime	$1,124	$883	$(222)	$—	$661	$934
Subprime	696	435	(84)	—	351	504
Total OTTI HTM securities	$1,820	$1,318	$(306)	$—	$1,012	$1,438

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	March 31, 2014	December 31, 2013
Noncallable/nonputable	$19,573	$20,259
Callable	990	1,440
Putable	1,714	1,726
Total par value	22,277	23,425
Hedging adjustments	70	39
Other adjustments	25	25
Total advances	$22,372	$23,489

The following table presents our advances by redemption terms:

As of March 31, 2014	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$4,094	0.67%		$5,084	$5,807
One to two years	1,983	1.46%		1,883	1,550
Two to three years	1,788	3.05%		1,588	1,288
Three to four years	4,146	1.11%		3,761	3,477
Four to five years	8,861	0.27%	[a]	8,561	8,775
More than five years	1,405	3.45%		1,400	1,380
Total par value	$22,277	1.03%		$22,277	$22,277

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

As of	March 31, 2014	December 31, 2013
Medium term (15 years or less)	$1,517	$1,672
Long term (greater than 15 years)	5,714	5,959
Total unpaid principal balance	7,231	7,631
Net premiums, credit enhancement and deferred loan fees	26	27
Hedging adjustments	61	66
Total before allowance for credit losses	7,318	7,724
Allowance for credit losses on MPF Loans	(24)	(29)
Total MPF Loans held in portfolio, net	$7,294	$7,695

Conventional mortgage loans	$5,632	$5,969
Government insured mortgage loans	1,599	1,662
Total unpaid principal balance	$7,231	$7,631

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

For detailed information on these methodologies and our accounting policies please see Note 8 - Allowance for Credit Losses to the financial statements in our 2013 Form 10-K. Any updates to these accounting policies are noted below.

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

Conventional MPF Loans
MPF Risk Sharing Structure

For a definition of MPF Risk Sharing Structure see page F-29 in our 2013 Form 10-K. We share the risk of credit losses on conventional MPF Loan products with our PFIs (excluding the MPF Xtra product) by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment (MC). We require that conventional MPF Loans held in our portfolio be credit enhanced at inception so that our risk of loss is limited to be equivalent to the losses of an investor in an AA rated mortgage backed security. As a part of our methodology to determine the amount of credit enhancement necessary, we analyze the risk characteristics of each MPF Loan using a model licensed from an NRSRO. We use the model to evaluate loan data provided by the PFI as well as other relevant information.

The table below presents the impact of the MPF Risk Sharing Structure and severity rates on our allowance for credit losses. For detailed definitions of how Total Severity Rate and Credit Loss Severity Rate are calculated, see Loss Severity on page F-31 in our 2013 Form 10-K.

As of	March 31, 2014		December 31, 2013
Total Severity Rate	33.0%		35.0%
Credit Loss Severity Rate	18.0%		19.0%
Total estimated losses outstanding	$72		$65
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(30)	[a]	(18)	[a]
Our share of total losses	42		47
Less: non-credit losses	(19)		(21)
Credit losses	23		26
Plus: other estimated credit losses in the remaining portfolio	1		3
Allowance for credit losses on conventional MPF Loans	$24		$29

[a]
Represents aggregate of credit enhancements across all master commitments expected to be recovered. Credit enhancement from one master commitment may not be used to offset credit losses incurred by another master commitment.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

	For the three months ended
	March 31, 2014	March 31, 2013
Balance, beginning of period	$29	$42
Losses charged to the allowance	(2)	(2)
Provision for (reversal of) credit losses	(3)	—
Balance, end of period	$24	$40

The following table presents the recorded investment by impairment methodology.

As of	March 31, 2014	December 31, 2013
Specifically identified and individually evaluated for impairment	$19	$22
Homogeneous pools of loans and collectively evaluated for impairment	5	7
Allowance for credit losses on conventional MPF Loans	$24	$29

Individually evaluated for impairment - with an allowance	$200	$215
Collectively evaluated for impairment	5,531	5,861
Total recorded investment	$5,731	$6,076

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

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

		March 31, 2014			December 31, 2013
As of		Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days		$142	$84	$226	$165	$104	$269
Past due 60-89 days		47	24	71	50	31	81
Past due 90 days or more		188	141	329	202	151	353
Total past due		377	249	626	417	286	703
Total current		5,354	1,375	6,729	5,659	1,401	7,060
Total recorded investment		$5,731	$1,624	$7,355	$6,076	$1,687	$7,763
In process of foreclosure		$102	$56	$158	$108	$51	$159
Serious delinquency rate	[a]	3.33%	8.74%	4.52%	2.81%	7.44%	3.82%
Past due 90 days or more still accruing interest	[b]	$26	$142	$168	$27	$151	$178
On nonaccrual status		$204	$—	$204	$221	$—	$221

[a]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total recorded investment.

[b]
Consists of MPF Loans that are either government mortgage loans or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Troubled Debt Restructurings

The table below presents our recorded investment balance in Troubled Debt Restructurings (TDR) as of the dates presented.

	March 31, 2014			December 31, 2013
As of	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Recorded investment in conventional MPF Loan TDRs	$36	$22	$58	$16	$43	$59

The following table shows the troubled debt restructurings we made on our conventional MPF Loans for the periods presented. A borrower is considered to have defaulted on a TDR if contractually due principal or interest payment is sixty days past due at any time during the past 12 months.

	For the three months ended March 31,
	2014	2013
TDRs made during the periods	$6	$7
TDRs from the previous 12 months that subsequently defaulted during the periods	15	8

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and TDRs. We had no impaired MPF Loans without an allowance for either date.

	March 31, 2014			December 31, 2013
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans with an allowance	$200	$197	$19	$215	$210	$22

The following table summarizes the average recorded investment of impaired conventional MPF Loans. No interest income is recognized on impaired loans.

	For the three months ended
	March 31, 2014	March 31, 2013
Average Recorded Investment	$204	$224

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We evaluate Federal Funds Sold for purposes of determining whether or not an allowance for credit losses should be recorded only if repayment of the contractual amount is past due. All Federal Funds sold were repaid according to the contractual terms, and accordingly, we have not recorded any allowance for credit losses as of March 31, 2014.

Based upon the collateral held as security, we have determined that no allowance for credit losses was needed for our securities purchased under agreements to resell as of March 31, 2014.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Polices to the financial statements in our 2013 Form 10-K for our accounting policies for derivatives.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivative transactions may be entered into through an over-the-counter bilateral agreement with an individual counterparty. Additionally, we clear derivatives transactions through an FCM with a derivatives clearing organization (clearinghouse). We are not a derivatives dealer and do not trade derivatives for speculative purposes.

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 17 - Fair Value Accounting to the financial statements in our 2013 10-K for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $52 million of collateral at fair value to our derivatives counterparties at March 31, 2014.

Cleared swaps are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. We post initial and variation margin through the clearing member, on behalf of the clearinghouse, which could expose us to institutional credit risk in the event that a clearing member or the clearinghouse fail to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The clearinghouse determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We were not required to post additional initial margin by our clearing agents at March 31, 2014.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $46 million of investment securities, of which $2 million can be sold or repledged, as part of our initial margin related to cleared derivative transactions at March 31, 2014.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements for which offsetting is permissible under U.S. GAAP.

	March 31, 2014					December 31, 2013
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$30,441	$63		$1,502		$28,346	$85		$1,670
Total	30,441	63		1,502		28,346	85		1,670
Derivatives not in hedge accounting relationships-
Interest rate swaps	17,948	453		285		14,199	440		286
Interest rate swaptions	3,355	52		—		4,465	60		—
Interest rate caps or floors	1,164	132		—		1,164	143		—
Interest rate future forwards	4	—		—		—	—		—
Mortgage delivery commitments	214	2		2		203	3		3
Total	22,685	639		287		20,031	646		289
Total before adjustments	$53,126	702		1,789		$48,377	731		1,959
Netting adjustments excluding cash collateral		(654)		(654)			(677)		(677)
Exposure at fair value		48	[a]	1,135			54	[a]	1,282
Cash collateral and related accrued interest on the collateral		(10)		(1,078)			(19)		(1,174)
Derivative assets and liabilities		$38		$57			$35		$108
[a] Includes derivative net accrued interest receivable of $13 million as of March 31, 2014, and $6 million as of December 31, 2013.
The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivative instruments with legal right of offset as well as derivative instruments (i.e., mortgage delivery commitments) without the legal right of offset.

		March 31, 2014					December 31, 2013
As of		Derivative Assets		Derivative Liabilities			Derivative Assets		Derivative Liabilities
Derivative instruments with legal right of offset
Bilateral derivatives		$685		$1,689			$707		$1,949
Cleared derivatives		15		98			21		7
Gross recognized amount		700	[a]	1,787			728	[a]	1,956
Bilateral derivatives		(652)		(1,634)			(676)		(1,845)
Cleared derivatives		(12)		(98)			(20)		(6)
Gross amounts of netting adjustments and cash collateral		(664)		(1,732)			(696)		(1,851)
Bilateral derivatives		33		55			31		104
Cleared derivatives		3		—			1		1
Net amounts after offsetting adjustments		36		55			32		105
Bilateral derivatives without legal right of offset		2		2			3		3
Total bilateral derivatives		35		57			34		107
Total cleared derivatives		3		—			1		1
Total derivatives on statements of condition		38		57			35		108
Bilateral derivatives noncash collateral not offset that cannot be sold or repledged		30		—			31		—
Net amount bilateral derivatives		5		57			3		107
Net amount cleared derivatives		3		—			1		1
Net amount of derivatives		$8	[b]	$57	[b]		$4	[b]	$108	[b]
Liability positions with credit exposure				$6					$—

[a]	Includes derivative net accrued interest receivable of $13 million as of March 31, 2014, and $6 million as of December 31, 2013.

[b]
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The tables below present the components of derivatives and hedging activities as presented in the statements of income.

	Three months ended March 31,
For the periods ending	2014	2013
Fair value hedges -
Interest rate swaps	$(6)	$2
Fair value hedges - ineffectiveness net gain (loss)	(6)	2
Cash flow hedges - ineffectiveness net gain (loss)	1	1
Economic hedges -
Interest rate swaps	1	11
Interest rate swaptions	(15)	(6)
Interest rate caps/floors	(10)	(19)
Net interest settlements	15	13
Economic hedges - net gain (loss)	(9)	(1)
Net gains (losses) on derivatives and hedging activities	$(14)	$2

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Total Ineffectiveness Gain (Loss) Recognized in Derivatives and Hedging Activities	Net Interest Settlements Classified in Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
Three months ended March 31, 2014
Hedged item type -
Available-for-sale securities	$(2)	$1	$(1)	$(35)	$—
Advances	(30)	32	2	(20)	(1)
MPF Loans held for portfolio	—	—	—	—	(5)
Consolidated obligation bonds	133	(140)	(7)	61	(5)
Total	$101	$(107)	$(6)	$6	$(11)
Three months ended March 31, 2013
Hedged item type -
Available-for-sale securities	$56	$(55)	$1	$(34)	$—
Advances	26	(23)	3	(17)	(1)
MPF Loans held for portfolio	—	—	—	—	(10)
Consolidated obligation bonds	(87)	85	(2)	47	(7)
Total	$(5)	$7	$2	$(4)	$(18)

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

	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities	Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Net Change in OCI	Net Interest Settlements Classified in Net Interest Income [a]
Three months ended March 31, 2014
Advances - interest rate floors	$3	$—	$3	$—	$(3)	$—
Discount notes - interest rate swaps	(1)	1	—	24	24	(61)
Total	$2	$1	$3	$24	$21	$(61)
Three months ended March 31, 2013
Advances - interest rate floors	$3	$—	$3	$—	$(3)	$—
Discount notes - interest rate swaps	(1)	1	—	88	88	(67)
Total	$2	$1	$3	$88	$85	$(67)

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of     derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $8 million as of March 31, 2014. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 6 years.

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

As of March 31, 2014	Contractual Maturity	Weighted Average Interest Rate	Next Maturity or Call Date
Due in one year or less	$9,541	2.07%	$30,776
One to two years	2,270	3.03%	3,170
Two to three years	4,127	2.36%	2,137
Three to four years	4,845	2.31%	2,100
Four to five years	5,813	1.34%	120
Thereafter	12,951	2.17%	1,244
Total par value	$39,547	2.11%	$39,547

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2014	December 31, 2013
Carrying Amount	$26,889	$31,089
Par Value	26,891	31,092
Weighted Average Interest Rate	0.06%	0.07%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2014	December 31, 2013
Noncallable	$15,792	$12,927
Callable	23,755	19,565
Total par value	39,547	32,492
Bond premiums (discounts), net	19	20
Hedging adjustments	(381)	(526)
Fair value option adjustments	(2)	1
Total consolidated obligation bonds	$39,183	$31,987

Joint and Several Liability

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
The FHFA is required but has not notified us that we would be required to pay any consolidated obligation on behalf of another FHLB. Accordingly, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of March 31, 2014. As a result, we did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2014 and December 31, 2013.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	March 31, 2014			December 31, 2013
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$486,343	$267,597	$753,940	$473,495	$293,342	$766,837
FHLB Chicago as primary obligor	39,547	26,891	66,438	32,492	31,092	63,584
As a percent of the FHLB System	8%	10%	9%	7%	11%	8%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Capital and Mandatorily Redeemable Capital Stock

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

Under our capital plan, our Board of Directors may set a threshold of between $5 million and $250 million on the amount of Class B2 stock that would otherwise be held for membership if a member has advances outstanding that have an activity stock requirement in excess of the threshold amount. In that case, the amount of Class B2 stock that exceeds such threshold and is necessary to support advance activity is automatically converted into Class B1 stock. This threshold is currently set at $5 million, which means that we will convert to Class B1 capital stock any capital stock supporting advances that exceeds the lesser of the member's membership requirement or $5 million.

The Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2.0% and 6.0% of a member's outstanding advances. During 2013, our Board implemented this provision for the first time through a Reduced Capitalization Advance Program (RCAP) offered during the fourth quarter of 2013 that allowed members to borrow one or more advances with an activity stock requirement of only 2.0% as further discussed in Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements in our 2013 Form 10-K.

Finally, under the capital plan, the cap on the membership stock requirement for each member is now $165.3 million. Under the plan, the cap on membership stock is equal to the lesser of (1) a cap set by the Board within a range of $25 million and $250 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31. Although the Board set an initial cap of $250 million, the operative cap under the plan of $165.3 million is based on the level of the Bank's capital stock at December 31, 2013 unless the Board sets a new cap.

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 stock to Class B1 stock related to the $5 million threshold will apply on a daily basis. We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member will continue to meet its minimum investment requirement and we remain in compliance with our regulatory capital requirements.

Our current practice is to repurchase excess capital stock held by members within three business days of receiving a repurchase request, subject to regulatory requirements and prudent business practices. During the first quarter, all capital stock repurchases were made within three business days of receipt of the requests.

Minimum Capital Requirements

For details on our minimum capital requirements, see Minimum Capital Requirements on page F-47 of our 2013 Form 10-K. We complied with our minimum regulatory capital requirements as shown below:

	March 31, 2014		December 31, 2013
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,291	$3,817	$1,465	$3,703
Total regulatory capital	$2,882	$3,817	$2,752	$3,703
Total regulatory capital ratio	4.00%	5.30%	4.00%	5.38%
Leverage capital	$3,602	$5,725	$3,440	$5,555
Leverage capital ratio	5.00%	7.95%	5.00%	8.07%

Total regulatory capital and leverage capital do not include accumulated other comprehensive income (loss). Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Mandatorily Redeemable Capital Stock

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS) in our statements of condition under conditions as further described in Mandatorily Redeemable Capital Stock on page F-48 in our 2013 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the periods indicated:

	Available-for-sale		Held-to-maturity
	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized on Cash Flow Hedges	Post-Retirement Plans	Total AOCI
For the three months ended March 31, 2013
Beginning balance	$1,576	$(8)	$(3)	$(381)	$(1,078)	$1	$107
Net change in the period	(85)	6	1	15	85	1	23
Ending balance	$1,491	$(2)	$(2)	$(366)	$(993)	$2	$130

For the three months ended March 31, 2014
Beginning balance	$1,052	$—	$(1)	$(320)	$(665)	$1	$67
Change in the period before reclassifications to net income	55	—	—	14	24	—	93
Period amounts reclassified to:
Net interest income	—	—	—	—	(2)	—	(2)
Non-interest gain (loss)	—	—	—	—	(1)	—	(1)
Non-interest expense	—	—	—	—	—	1	1
Net change in the period	55	—	—	14	21	1	91
Ending balance	$1,107	$—	$(1)	$(306)	$(644)	$2	$158

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13- Fair Value Accounting

For accounting policies regarding fair values see Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2013 Form 10-K. For a description of the valuation techniques and significant inputs see Note 17 - Fair Value Accounting to the financial statements in our 2013 Form 10-K. There have been no significant changes in our valuation techniques since then. Financial instruments carried at fair value using Level 3 inputs were immaterial at March 31, 2014. We had no transfers between levels 1, 2, and/or 3 for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The tables below are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition. These tables do not represent an estimate of our overall market value as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.  The tables below are presented in the following order:

•	Fair values of financial instruments.

•	Financial instruments measured at fair value on a recurring basis on our statements of condition.

•	Assets measured at fair value on a nonrecurring basis on our statements of condition.

			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Financial Assets-
Cash and due from banks	$726	$726	$726	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	2,884	2,884	—	2,884	—
Securities purchased under agreements to resell	6,400	6,400	—	6,400	—
Held-to-maturity securities	7,129	7,831	—	6,237	1,594
Advances	22,372	22,489	—	22,489	—
MPF Loans held in portfolio, net	7,294	7,842	—	7,654	188
Accrued interest receivable	88	88	—	88	—
Financial Liabilities-
Deposits	$(560)	$(560)	$—	$(560)	$—
Consolidated obligation discount notes	(26,889)	(26,889)	—	(26,889)	—
Consolidated obligation bonds	(39,183)	(39,835)	—	(39,769)	(66)	[a]
Accrued interest payable	(238)	(238)	—	(238)	—
Mandatorily redeemable capital stock	(5)	(5)	(5)	—	—
Subordinated notes	(944)	(1,045)	—	(1,045)	—
December 31, 2013
Financial Assets-
Cash and due from banks	$971	$971	$971	$—	$—
Federal Funds sold	500	500	—	500	—
Securities purchased under agreements to resell	4,550	4,550	—	4,550	—
Held-to-maturity securities	7,917	8,618	—	6,981	1,637
Advances	23,489	23,586	—	23,586	—
MPF Loans held in portfolio, net	7,695	8,269	—	8,069	200
Accrued interest receivable	93	93	—	93	—
Financial Liabilities-
Deposits	$(544)	$(544)	$—	$(544)	$—
Consolidated obligation discount notes	(31,089)	(31,089)	—	(31,089)	—
Consolidated obligation bonds	(31,987)	(32,645)	—	(32,576)	(69)	[a]
Accrued interest payable	(137)	(137)	—	(137)	—
Mandatorily redeemable capital stock	(5)	(5)	(5)	—	—
Subordinated notes	(944)	(1,055)	—	(1,055)	—

[a]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

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

As of March 31, 2014	Level 2		Level 3		Netting Adjustment		Total
Financial assets -
Trading securities:
U.S. Government & other government related	$3,069		$—		$—		$3,069
GSE residential MBS	71		—		—		71
Governmental-guaranteed residential MBS	2		—		—		2
Trading securities	3,142		—		—		3,142
Available-for-sale securities:
U.S. Government & other government related	554		—		—		554
FFELP ABS	6,712		—		—		6,712
GSE residential MBS	11,325		—		—		11,325
Government-guaranteed residential MBS	2,635		—		—		2,635
Private-label residential MBS	—		73		—		73
Available-for-sale securities	21,226		73		—		21,299
Advances	30		—		—		30
Derivative assets	686	[a]	16	[a]	(664)	[b]	38
Total financial assets at fair value	$25,084		$89		$(664)		$24,509
Level 3 as a percent of total assets at fair value			0.4%

Financial liabilities -
Consolidated obligation bonds	$(3,408)		$(66)	[c]	$—		$(3,474)
Derivative liabilities	(1,789)	[a]	—		1,732	[b]	(57)
Total financial liabilities at fair value	$(5,197)		$(66)		$1,732		$(3,531)
Level 3 as a percent of total liabilities at fair value			1.9%

Table continued on next page.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2013	Level 2		Level 3		Netting Adjustment		Total
Financial assets -
Trading securities:
U.S. Government & other government related	$1,823		$—		$—		$1,823
GSE residential MBS	74		—		—		74
Governmental-guaranteed residential MBS	2		—		—		2
Trading securities	1,899		—		—		1,899
Available-for-sale securities:
U.S. Government & other government related	588		—		—		588
FFELP ABS	6,803		—		—		6,803
GSE residential MBS	11,382		—		—		11,382
Government-guaranteed residential MBS	2,691		—		—		2,691
Private-label residential MBS	—		72		—		72
Available-for-sale securities	21,464		72		—		21,536
Advances	30		—		—		30
Derivative assets	712	[a]	19	[a]	(696)	[b]	35
Total financial assets at fair value	$24,105		$91		$(696)		$23,500
Level 3 as a percent of total assets at fair value			0.4%

Financial liabilities -
Consolidated obligation discount notes	(75)		—		—		(75)
Consolidated obligation bonds	(1,021)		(69)	[c]	—		(1,090)
Derivative liabilities	(1,959)	[a]	—		1,851	[b]	(108)
Total financial liabilities at fair value	$(3,055)		$(69)		$1,851		$(1,273)
Level 3 as a percent of total liabilities at fair value			5.4%

[a]
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

	Available-For-Sale Private-Label MBS		Derivative Assets Interest-Rate Related		Consolidated Obligation Bonds
For the three months ended	2014	2013	2014	2013	2014	2013
Balance at beginning of period	$72	$69	$19	$32	$(69)	$(82)
Gains (losses) realized and unrealized:
Change in fair value recorded in earnings - Instruments held under fair value option	—	—	—	—	—	6
Recorded in earnings in interest income	1	1	—	—	—	—
Recorded in net unrealized gain/loss on AFS in OCI	2	—	—	—	—	—
Change in fair value recorded in OCI - Non-credit OTTI on AFS securities	—	6	—	—	—	—
Change in fair value recorded in earnings - Derivatives and hedging activities	—	—	(3)	(5)	3	—
Paydowns and settlements	(2)	(3)	—	—	—	—
Balance at end of period	$73	$73	$16	$27	$(66)	$(76)
Total unrealized gains (losses) recorded in earnings (derivatives and hedging activities) and attributable to instruments still held at period end	$1	$—	$—	$—	$3	$5

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

	March 31, 2014	December 31, 2013
	Level 3	Level 3
Impaired MPF Loans	$188	$200
Real estate owned	10	10
Total non-recurring assets	$198	$210

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

The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option:

	March 31, 2014			March 31, 2013
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$30	$(1,021)	$(75)	$9	$(1,251)	$—
New transactions elected for fair value option	—	(2,660)	—	—	(250)	(75)
Maturities and extinguishments (if any)	—	270	75	—	250	—
Net gain (loss) on instruments held at fair value	—	4	—	—	1	—
Change in accrued interest and other	—	(1)	—	—	—	—
Balance end of period	$30	$(3,408)	$—	$9	$(1,250)	$(75)
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

	March 31, 2014			December 31, 2013
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$30	$30	$—	$29	$30	$1
Consolidated obligation discount notes	—	—	—	75	75	—
Consolidated obligation bonds	3,410	3,408	(2)	1,020	1,021	1

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The table below shows our commitments outstanding, which represent off-balance sheet obligations, for the periods presented.

	March 31, 2014					December 31, 2013
As of	Expire within one year		Expire after one year		Total	Expire within one year		Expire after one year		Total
Unsettled consolidated obligation bonds	$1,010		$—		$1,010	$220		$—		$220
Unsettled consolidated obligation discount notes	—		—		—	1,000		—		1,000
Member standby letters of credit	1,045		616	[b]	1,661	1,407		696	[b]	2,103
Housing authority standby bond purchase agreements	237		116		353	149		258		407
MPF Program mortgage purchase commitments	109		—		109	103		—		103
Unresolved repurchasable loans and indemnifications to Fannie Mae for MPF Xtra loans	74	[a]	—		74	56	[a]	—		56
Committed unused member lines of credit	4,000		—		4,000	—		—		—
Advance commitments	157		57		214	125		101		226
Commitments	$6,632		$789		$7,421	$3,060		$1,055		$4,115

[a]
Amount includes only mortgage loans for which (1) a breach of an eligibility requirement or other warranty has been specifically identified and (2) we believe Fannie Mae will request us to repurchase or provide an indemnity. Accordingly, these unresolved requests are classified in the "expire within one year" category. However, these unresolved requests may occur after one year from the reporting date since they do not have an expiration date. If the PFI from which we purchased an ineligible MPF Xtra loan is viable, we may require the PFI to repurchase that loan from us or indemnify us for related losses.  Since we deem it probable that we will recover any losses from the PFIs, we did not recognize a loss in our statement of income related to MPF Xtra loan repurchase or indemnification risk to Fannie Mae.

[b]	Contains $399 million and $495 million of letters of credit which are renewable annually.

For a description of previously defined terms see Note 18 - Commitments and Contingencies to the financial statements in our 2013 Form 10-K.

Committed unused member lines of credit. A line-of-credit is an agreement that provides our members with the option to take multiple advances up to a specified maximum amount. Portions repaid may be reborrowed under the same arrangement.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Transactions with Members and Other FHLBs

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

	March 31, 2014	December 31, 2013
Assets - Advances	$179	$2,546
Liabilities - Deposits	24	27
Equity - Capital Stock	17	188

Other FHLBs

Material amounts of transactions with other FHLBs, if any, are parenthetically identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	March 31, 2014	December 31, 2013		September 30, 2013	June 30, 2013		March 31, 2013
Selected statements of condition data
Total investments [a]	$41,414	$36,402		$32,731	$37,398		$40,138
Advances	22,372	23,489		14,843	16,663		14,403
MPF Loans held in portfolio, gross	7,318	7,724		8,223	8,904		9,693
Less: allowance for credit losses	(24)	(29)		(32)	(34)		(40)
Total assets	72,039	68,797		61,120	63,502		64,922
Consolidated obligations -
Discount notes	26,889	31,089		19,519	21,583		24,292
Bonds	39,183	31,987		35,840	36,239		34,751
Total consolidated obligations, net	66,072	63,076		55,359	57,822		59,043
Mandatorily redeemable capital stock	5	5		5	3		4
Capital stock	1,705	1,670		1,563	1,540		1,549
Total retained earnings	2,107	2,028		1,991	1,917		1,770
Accumulated other comprehensive income (loss)	158	67		52	31		130
Total capital	3,970	3,765		3,606	3,488		3,449
Other selected data at period end
MPF Xtra loan volume funded - total system	$376	$632		$912	$1,436		$1,691
MPF Xtra loan volume funded - Chicago PFIs	166	261		405	714		834
MPF Xtra loans outstanding [b]	14,040	13,964		13,677	13,219		12,301
Regulatory capital to assets ratio	5.30%	5.38%		5.82%	5.45%		5.12%
Market value of equity to book value of equity	115%	116%		111%	110%		106%
All FHLBs consolidated obligations outstanding (par)	$753,940	$766,837		$720,725	$704,504		$665,975
Number of members	752	759		751	750		758
Total employees (full and part time)	370	355		353	350		336
Total investments as a percent of total assets	57%	53%		54%	59%		62%
Advances as a percent of total assets	31%	34%		24%	26%		22%
MPF Loans as a percent of total assets	10%	11%		13%	14%		15%
Selected statements of income data
Net interest income before provision for credit losses	$127	$120		$119	$98		$113
Provision for (reversal of) credit losses	(3)	—		—	(2)		—
Other non-interest gain (loss) excluding OTTI	(10)	(27)		(10)	35		1
Non-interest expense	30	49		26	(25)		25
Net income (loss)	81	39		75	149		80
Cash dividends	2	2		1	2		1
Selected annualized ratios and data
Return on average assets - Quarter	0.46%	0.25%		0.50%	0.90%		0.46%
Return on average assets - Year-to-date	0.46%	0.53%		0.62%	0.68%		0.46%
Return on average equity - Quarter	8.46%	4.27%		8.51%	16.77%		9.36%
Return on average equity - Year-to-date	8.46%	9.69%		11.58%	13.14%		9.36%
Average equity to average assets	5.46%	5.78%		5.87%	5.35%		4.96%
Non-interest expense to average assets	0.17%	0.31%	[c]	0.17%	(0.15)%	[d]	0.15%
Net yield on average interest-earning assets	0.74%	0.77%		0.81%	0.60%		0.67%
Return on average Regulatory Capital spread to three month LIBOR index	8.54%	4.14%		8.20%	17.10%		9.50%
Dividend payout ratio	2.47%	5.13%		1.33%	1.34%		1.57%

[a]	Total investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF Xtra outstanding loans are not held on our statements of condition. MPF Xtra loans purchased from PFIs are concurrently sold to Fannie Mae. See MPF Program Design beginning on page 7 in our 2013 Form 10-K.

[c]	Includes a $19 million charge for non-recurring litigation legal expenses.

[d]	Includes a $50 million credit for non-recurring other community investment expense reversal.

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2013 Form 10-K on page 19.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2014 Financial Highlights

•	We recorded net income of $81 million for the first quarter of 2014, up slightly from $80 million in the first quarter of 2013.

•
We recognized a decline in interest expense during the first quarter of 2014 compared to the first quarter of 2013, due in large part to our fourth quarter repurchase and extinguishment of certain higher-cost debt.

•
Losses on derivatives and hedging activities were $14 million in the first quarter of 2014 compared to gains of $2 million during the first quarter of 2013 as hedging costs returned to more normal levels.

•	Total assets increased $3.2 billion during the first quarter of 2014, to $72.0 billion at March 31, 2014.

•	We reached $2.1 billion in retained earnings at March 31, 2014.

•	We remained in compliance with all of our regulatory capital requirements.

Summary and Outlook

On April 22, 2014, our Board of Directors declared a cash dividend for both the average activity-based capital stock (Class B1) and average membership-based capital stock (Class B2), based on the Bank’s preliminary financial results for the first quarter of 2014. The dividend declared per share of Class B1 activity stock was at an annualized rate of 1.50%. The dividend declared per share of Class B2 membership stock was at an annualized rate of 0.50%.

As a result of our continued strong results, retained earnings grew to more than $2.1 billion at March 31, 2014. This achievement allows us to continue to pursue our two strategic goals:

•
Build the member-focused Bank. We continue to focus on conducting a meaningful dialogue with members about their business with the goal of innovating and then delivering excellent products and services to members.

•
Build the MPF Program platform to support community lenders in Illinois and Wisconsin, and across the U.S. to provide them with access to the secondary mortgage market and a growing array of outlets for the loans they originate.

One way we are innovating is by pursuing a fundamentally different economic model for an FHLB - one that, we believe, provides outstanding value to members. We believe our strong retained earnings will allow us to be available during all economic scenarios to support members’ short-term financing needs. Secondly, the retained earnings act as a layer of protection for member stock investment in the Bank to protect its value and maintain its liquidity while paying a reasonable dividend. Finally but importantly, this new approach allows us to provide members with greater leverage to borrow from the Bank. The successful Reduced Capitalization Advance Program, which we offered for the first time during the fourth quarter of 2013, is an excellent example of how this works. We intend to explore other ways to enhance the value of membership.

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

•
MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate. Interest income on MPF Loans includes amortization as detailed in MPF Loans Held in Portfolio, net on page 46.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	March 31, 2014			March 31, 2013			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$8,886	$1	0.05%	$11,315	$4	0.14%	$(1)	$(2)	$(3)
Investment securities	30,515	227	2.98%	32,439	245	3.02%	(15)	(3)	(18)
Advances	22,171	39	0.70%	13,883	41	1.18%	24	(26)	(2)
MPF Loans held in portfolio	7,408	88	4.75%	9,853	113	4.59%	(28)	3	(25)
Total Interest Income on Assets	68,980	355	2.06%	67,490	403	2.39%	(20)	(28)	(48)
Consolidated obligation discount notes	28,188	67	0.95%	29,325	77	1.05%	(3)	(7)	(10)
Consolidated obligation bonds	36,417	147	1.61%	33,891	199	2.35%	15	(67)	(52)
Subordinated notes	944	14	5.93%	1,000	14	5.60%	(1)	1	—
Total Interest Expense on Liabilities	65,549	228	1.39%	64,216	290	1.81%	11	(73)	(62)
Net yield on interest-earning assets	$68,980	$127	0.74%	$67,490	$113	0.67%	$(31)	$45	$14

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income changed mainly due to the following:

•
Investment income declined primarily due to the decline in average investment balances as securities matured or paid down. We continue to operate under an FHFA required Board resolution to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days. For further discussion, see Investment Securities on page 45.

•
Interest income from advances decreased primarily due to a decline in prepayment fees compared to the same period in 2013 as detailed in Note 4 - Interest Income and Interest Expense to the financial statements. The decline in prepayment fees was nearly offset by an increase in the volume of average advances outstanding. Increased advance borrowing was partially the result of a Reduced Capitalization Advance Program (RCAP) we offered during the fourth quarter of 2013 to lower the cost of borrowing by providing term advances at a reduced capital stock requirement. See Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements in our 2013 Form 10-K for further details on RCAP.

•
Interest income from MPF Loans continued to decline as expected due to the decreased volume of MPF Loans outstanding, a result of our current business strategy to limit the concentration of our MPF Loan portfolio relative to our total assets. Although market mortgage rates rose throughout 2013 and remained at such levels through the first quarter of 2014, we did not experience a significant increase in yield for that reason as we are not adding a material amount of new loans to our portfolio at this time. The increase in yield was due to reduced net amortization of closed basis adjustments on MPF Loans. See MPF Loans Held in Portfolio, Net on page 46 for further details.

•
Interest expense on our consolidated obligations decreased primarily as a result of our fourth quarter 2013 repurchase and retirement of certain higher cost consolidated obligation bonds outstanding. We may continue to experience improvements in period to period comparisons of consolidated obligation bond interest expense from 2013 to 2014 as our consolidated obligation bond portfolio yield has declined significantly over such time.

Net interest income is also impacted by fair value and cash flow hedging activity. The extended low interest rate environment continued to result in negative net interest settlements attributable to open derivative hedging activity and the amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. For further details see the tables of Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 43.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months ended March 31,
	2014	2013
Trading securities	(5)	(6)
Derivatives and hedging activities	(14)	2
Instruments held under fair value option	4	1
Other, net	5	4
Total non-interest gain (loss)	$(10)	$1

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option

Details on the impact of these items, which include hedge ineffectiveness and economic hedge activity, are detailed in the following tables.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended March 31, 2014
Amortization/accretion of fair value hedges	$(1)	$—	$(5)	$—	$(5)	$(11)
Amortization/accretion of cash flow hedges	3	—	—	(1)	—	2
Net interest settlements fair value hedges	(20)	(35)	—	—	61	6
Net interest settlements cash flow hedges	—	—	—	(61)	—	(61)
Total recorded in net interest income	(18)	(35)	(5)	(62)	56	(64)
Fair value hedges - ineffectiveness net gain (loss)	2	(1)	—	—	(7)	(6)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(9)	—	—	(9)
Total recorded derivatives & hedging activities	2	(1)	(9)	1	(7)	(14)
Amounts recorded in non-interest gain (loss) -
Instruments held under fair value option	—	—	—	—	4	4
Total net effect gain (loss) of hedging activities	$(16)	$(36)	$(14)	$(61)	$53	$(74)

Three months ended March 31, 2013
Amortization/accretion of hedging activities	$2	$—	$(10)	$(1)	$(7)	$(16)
Net interest settlements	(17)	(34)	—	(67)	47	(71)
Total recorded net interest income	(15)	(34)	(10)	(68)	40	(87)
Fair value hedges - ineffectiveness net gain (loss)	3	1	—	—	(2)	2
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(1)	—	—	(1)
Total recorded derivatives & hedging activities	3	1	(1)	1	(2)	2
Amounts recorded in non-interest gain (loss) -
Trading securities - hedged	—	(4)	—	—	—	(4)
Instruments held under fair value option	—	—	—	—	1	1
Total net effect gain (loss) of hedging activities	$(12)	$(37)	$(11)	$(67)	$39	$(88)

Most of our total net effect from hedging activities of $(74) million was recorded as components in net interest income. This was primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedge relationships that were closed (de-designated) at some point in the past but where the derivative instrument is still outstanding.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months ended March 31,
	2014	2013
Compensation and benefits	$16	$14
Other operating expenses	10	9
FHFA	1	1
Office of Finance	1	1
Other	2	—
Total non-interest expense	$30	$25

Compensation and benefits increased in the first quarter of 2014 as compared to the same quarter in 2013 due to an increased employee count of 370 compared to 336. We are adding employees as we continue to build a member-focused bank with the goal of innovating, and then delivering, new products and services while also building the MPF Program platform to support community lenders by providing them with access to the secondary mortgage market to sell loans that they originate.

Other Comprehensive Income

	Three months ended March 31,
	2014	2013
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities	$55	$(85)
Non-credit OTTI on available-for-sale securities	—	6
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale	—	1
Non-credit OTTI on held-to-maturity securities	14	15
Net unrealized gain (loss) on cash flow hedges	21	85
Post retirement plans - reclassification to net income	1	1
Other comprehensive income (loss)	$91	$23

Net unrealized gain (loss) on available-for-sale securities

The unrealized gains in 2014 resulted from a decrease in longer-term market interest rates during the quarter compared to 2013, over which time rates increased. We have substantial unrealized gains on our AFS securities portfolio. These unrealized gains will only be realized into net income if we sell our AFS securities.

Non-credit OTTI on held-to-maturity securities

Over the past several years we have accreted back into the amortized cost of the held-to-maturity securities a portion of the previously incurred non-credit related other-than-temporary impairment losses recorded during the financial crisis. As these securities approach maturity, we expect these unrealized losses to continue to reverse as principal and interest from the securities are received over time, barring any further credit-related impairment.

Total net unrealized gain (loss) on cash flow hedges

The decrease in net unrealized gain on cash flow hedges is due to the flattening of the yield curve relative to the first quarter of 2013. While we experienced a decrease in market interest rates on the far end of the yield curve, as discussed above, we did not experience the same to shorter term rates, which is the duration over which our cash flow hedges are more sensitive. We still have a substantial unrealized loss position in AOCI related to these cash flow hedges.

For further detail on all of the above items, see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2014	December 31, 2013
Cash and due from banks	$726	$971
Federal Funds sold, securities purchased under agreement to resell, and interest bearing deposits	9,844	5,050
Investment securities	31,570	31,352
Advances	22,372	23,489
MPF Loans held in portfolio, net	7,294	7,695
Other	793	240
Total assets	$72,039	$68,797
Consolidated obligation discount notes	$26,889	$31,089
Consolidated obligation bonds	39,183	31,987
Subordinated notes	944	944
Other	1,053	1,012
Total liabilities	68,069	65,032
Capital stock	1,705	1,670
Total retained earnings	2,107	2,028
Accumulated other comprehensive income (loss)	158	67
Total capital	3,970	3,765
Total liabilities and capital	$72,039	$68,797

Cash and due from banks, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

At the end of the first quarter of 2014 as compared to the end of 2013, we increased our liquidity position in an effort to protect against potential short-term funding challenges posed by the political and economic climate that did not materialize. We may retain this level of liquidity for the immediate quarter. As conditions improve we would expect to reduce our liquidity position to more usual amounts. Overnight rates remained at very low levels during the first quarter of 2014.

Investment Securities
A majority of our investment securities are classified as available-for-sale. Investment securities in our available-for-sale and held-to-maturity portfolios continued to decline as securities matured or paid down. Proceeds were primarily used to acquire nine month term U.S. Treasury bills, thus our overall investment securities portfolio was relatively unchanged. We are limited in the new securities we can acquire. The FHFA required, and our Board has passed, a resolution requiring us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At March 31, 2014, our MBS portfolio was 4.96 times our total regulatory capital and our advances represented 31% of our total assets. We expect our available-for-sale and held-to-maturity portfolios to continue to decline over time as a result of this limitation.

Advances

Member demand for advances decreased during the first quarter of 2014 compared to December 31, 2013. Some advances outstanding at December 31, 2013 were short term advances that matured in the first quarter of 2014 and were not renewed. In late 2013, we announced reduced capital stock requirements for certain advance offerings and members took advantage of these benefits to lower their cost of borrowing by increasing advances. We may offer reduced capital stock requirements for certain advances again in 2014.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net

MPF Loans outstanding continue to decline as a result of paydowns. Except for an immaterial amount of loans being acquired under our affordable housing programs, we have not added MPF Loans to our balance sheet since 2008. The rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages.

The speed of prepayments on a percentage basis has slowed as mortgage rates have risen from their historical lows in 2012. Borrowers are not refinancing their existing loans at the same pace as they have, on average, the past several years. When an MPF Loan prepays, any remaining closed basis adjustment related to that loan is immediately recognized. This may cause volatility in interest income as mortgage prepayment activity fluctuates as interest rates rise or fall. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany the mortgage rate fluctuation.

The following table summarizes information related to our net premium and hedge accounting basis adjustments on MPF Loans. We have no open hedge relationships on MPF Loans. As the cumulative basis adjustments closed portion balance gets amortized, the amount of net amortization of closed basis adjustments declines over time. Since this amortization is recorded into interest income, a reduction in amortization results in an increase in the apparent yield as seen in Net Interest Income on page 41.

	March 31, 2014	March 31, 2013
For the three months ended
Net premium amortization	$2	$3
Net amortization of closed basis adjustments	5	9

As of	March 31, 2014	December 31, 2013
Net premium balance on MPF Loans	$27	$29
Cumulative basis adjustments closed portion	61	66
MPF Loans, unpaid principal balance	7,231	7,631
Premium balance as a percent of MPF Loans	0.37%	0.38%

In addition to MPF Loans we hold in portfolio, we also buy, and concurrently resell to Fannie Mae, MPF Xtra loans on behalf of our PFIs and the PFIs of other MPF Banks. For more details see Selected Financial Data on page 37.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2014, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 49 in our 2013 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of March 31, 2014, our overnight liquidity was $13.1 billion or 18% of total assets, giving us an excess overnight liquidity of $10.6 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2014, we had excess liquidity of $24.0 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $17.3 billion as of March 31, 2014.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. We may fund overnight or shorter term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 23 in the Risk Factors section of our 2013 Form 10-K.

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the three months ended March 31, 2014, net cash provided (used) by operating activities was $257 million. This resulted from net income adjusted for non-cash adjustments, primarily an increase in accrued interest payable and gains due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the three months ended March 31, 2014, net cash provided (used) by investing activities was $(3.4) billion. This resulted primarily from purchases of Federal Funds sold, securities purchased under agreements to resell, trading securities, and interest earning deposits offset by principal collected on advances and MPF Loans. We increased our liquid assets to facilitate our ability to fund member advance requests.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the three months ended March 31, 2014, net cash provided (used) in our financing activities was $2.9 billion. This was primarily driven by net issuances of consolidated obligation bonds partially offset by paydowns of our consolidated obligation discount notes. The cash flows from financing activities highlight our shift from short-term to long-term financing as a result of expected market interest rates.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Shorter term discount notes declined significantly during the first three months as we issued more attractively-priced, longer-termed consolidated obligation bonds.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

Three months ended March 31,	2014	2013
Discount notes	$(4,201)	$(6,971)
Bonds	7,056	2,264
Total consolidated obligations	$2,855	$(4,707)

Conditions in Financial Markets

During the first quarter of 2014, economic data showed the economy was performing below expectations. A significant contributor to this performance shortfall is believed to have been the excessively cold winter in the U.S. The yield on the 10 year U.S. Treasury bond fell about 30 basis points to end at 2.72 percent while the two year and five year U.S. Treasury bonds remained relatively unchanged at 0.42% and 1.72% respectively. The Federal Reserve continued to reduce purchases of both Treasuries and MBS securities by an additional $5 million at the January and March Federal Open Market Committee (FOMC) meeting. At the March meeting, the Federal Reserve “reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate.”

On October 16, 2013, Congress extended the U.S. debt ceiling to February 7, 2014. After the debt ceiling date had passed, Congress again extended the debt ceiling to March 2015, avoiding potential market turmoil. In preparation for the possibility of disorderly markets in March, we increased our liquidity position in order to fund potential advance demand and repay maturing debt during debt ceiling negotiations. We continued to have ready access to funding during the quarter.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Capital Resources

Capital Rules and Minimum Capital Requirements

For a description of our current capital rules and minimum capital requirements, see Note 11 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements. As of the date of this filing, we have managed our capital base and assets to remain in compliance with our minimum capital requirements.

Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

	March 31, 2014	December 31, 2013	Change
Capital stock	$1,705	$1,670	$35
Total retained earnings	2,107	2,028	79
Total permanent capital	3,812	3,698	114
Accumulated other comprehensive income (loss)	158	67	91
Total GAAP capital	$3,970	$3,765	$205

Capital Stock	$1,705	$1,670	$35
MRCS	5	5	—
Total retained earnings	2,107	2,028	79
Regulatory capital	$3,817	$3,703	$114

Although we have had no OTTI in 2014, credit deterioration may negatively impact our remaining private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages continue to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 28 of the Risk Factors section of our 2013 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. As discussed in Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements in our 2013 Form 10-K, dividends paid for any given quarter of 2014 must not exceed the following rates on an annualized basis: (1) the average of three-month LIBOR plus 300 basis points on Class B1 capital stock, and (2) the average of three-month LIBOR plus 100 basis points on Class B2 capital stock. The Board has also resolved that payment of any dividend may not result in our retained earnings falling below the level of retained earnings at the previous year-end. Our Board may not pay dividends above these limits or otherwise modify or terminate this resolution without written consent by the Director of the FHFA.

We first implemented the feature of our capital plan to pay an enhanced dividend on Class B1 activity stock based on the financial results for the third quarter of 2013, which was declared and paid in the fourth quarter. On April 22, 2014, our Board of Directors declared a cash dividend at an annualized rate of 1.50% per share of Class B1 activity stock and 0.50% per share of Class B2 membership stock, based on our preliminary financial results for the first quarter of 2014. Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results and any other factors the Board determines to be relevant, and be reviewed in accordance with the Board's resolution and our Retained Earnings and Dividend Policy.

For further information about our Retained Earnings and Dividend Policy, see Retained Earnings and Dividend Policy on page 57 in our 2013 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-48 in our 2013 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

The table below identifies our critical accounting policies and estimates and the page number where a detailed description of each can be found in our 2013 Form 10-K.

Overnight Indexed Swaps (OIS)	Page 60
Estimating Fair Value	Page 60
Joint and Several Liability	Page 61
Other-Than-Temporary Impairment (OTTI)	Page 62
Significant Inputs Used On All Residential Private-Label MBS Securities	Page 62

Critical Accounting Policies

Significant changes in our critical accounting policies from our 2013 Form 10-K are outlined below. Also see
Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements for the impact of changes in accounting policies and recently issued accounting standards on our financial results.

Overnight Indexed Swaps (OIS)

We are currently working to enhance our operational capability of valuing certain collateralized derivatives using an overnight index swap (OIS) discount curve within our formal internal control environment. At this time, we do not expect to operationally implement using the OIS curve to determine the fair value of our derivative contracts until later in 2014. In the meantime, we continue to use the LIBOR swap curve to discount cash flows when determining the fair values of our derivative contracts. As of March 31, 2014, we performed an analysis of the effect of using the OIS curve to ensure the valuations derived using the LIBOR swap curve were materially consistent with the fair value measurement guidance provided under GAAP. In this regard, we believe that our LIBOR-based valuations of our derivatives portfolio produced fair values that were materially reflective of exit prices by market participants. Further, we assessed the potential effect on our hedge accounting and determined that the effect of using the LIBOR swap curve instead of the OIS curve is not material as of March 31, 2014.

Critical Accounting Estimates

Other-Than-Temporary Impairment (OTTI)

Adverse Case Scenario. In addition to evaluating our private-label MBS under a base case best estimate scenario as discussed in Note 5 - Investment Securities to the financial statements in our 2013 Form 10-K, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This stress test adverse case scenario was based on a short-term housing price forecast that was decreased five percentage points followed by a recovery path that is 33.0% lower than the base case.

We recorded no OTTI for the three months ended March 31, 2014 based on the base case scenario (which was unchanged from December 31, 2013). Testing our portfolio under the adverse case scenario resulted in no significant credit related OTTI.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Member Credit Outstanding

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating reflects our assessment of the default risk associated with a member rather than the risk of loss on the credit outstanding.  We manage our credit risk through collateral controls and, based on our risk rating, increase over-collateralization requirements as a member deteriorates.  As a result, we have never suffered a credit loss from a member default. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Of the total credit outstanding, $22.4 billion were advances and $1.7 billion were letters of credit at March 31, 2014, compared to $23.5 billion and $2.1 billion at December 31, 2013.

	March 31, 2014					December 31, 2013
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	447	90%	$23,715	98%	$58,077	455	90%	$25,262	98%	$52,465
4	13	3%	163	1%	798	16	3%	136	1%	809
5	32	7%	257	1%	454	35	7%	307	1%	489
Total	492	100%	$24,135	100%	$59,329	506	100%	$25,705	100%	$53,763

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

Unsecured Short-Term Investments Credit Exposure

We face credit risk on our unsecured short-term investment portfolio that we maintain to provide funds to meet the credit needs of our members and to maintain liquidity. See Liquidity on page 47 for a discussion of our liquidity management. Excluding investments in U.S. Government and agency debt, our unsecured credit investments can have maturities that range between overnight and nine months and can consist of commercial paper, certificates of deposit, and Federal Funds sold. We had no short-term unsecured investments beyond overnight and we are transacting in Federal Funds and interest-bearing deposits only.

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

As of March 31, 2014	AA	A	BBB	Unrated	Total
Domestic U.S. - Interest-Bearing Deposits	$—	$560	$—	$—	$560
Domestic U.S. - Fed Funds Sold	100	—	275	9	384
U.S. branches and agency offices of foreign commercial banks:
Canada - Fed Funds Sold	500	1,500	—	—	2,000
Australia - Fed Funds Sold	500	—	—	—	500
Total unsecured credit exposure	$1,100	$2,060	$275	$9	$3,444

In the above table no investments were longer than of overnight duration; $1.2 billion were with members.

Investment Securities

In addition to private-label MBS, we also hold a variety of other investment securities we believe are low risk and mostly government backed or insured such as GSE debt, and FFELP ABS. There was no material change in the credit ratings of these AA or better rated securities since December 31, 2013, and except for private-label MBS as noted below, we have never taken an impairment charge on these securities. For further details see page 66 in our 2013 Form 10-K.

Our private label MBS are predominantly variable rate securities rated below investment grade BBB. There was no material change in overall credit quality since December 31, 2013, nor have we acquired any new private label MBS. We had no other-than-temporary impairment (OTTI) losses to date in 2014. For further details see page 69 in our 2013 Form 10-K. The following table presents the components of amortized cost of our private label MBS and the life-to-date OTTI credit impairment taken at some point in time on these securities.

As of March 31, 2014	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$2,080	$(742)	$205	$1,543

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

MPF Loans

We record allowances for credit losses for MPF Loans based on portfolio and market trends related to delinquency rates, loss severities, and prepayment speeds consistent with the percentages of delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our allowance declined in 2014 compared to 2013 primarily as a result of a reversal in our provision for credit losses on delinquent MPF Loans. For details on our allowance for credit losses, please see Note 8 - Allowance for Credit Losses to the financial statements.

Mortgage Repurchase Risk

We are exposed to mortgage repurchases in connection with our sale of MPF Xtra loans to Fannie Mae under the MPF Xtra product. If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase an ineligible MPF Xtra loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Xtra loan is viable, we may require the PFI to repurchase that loan from us or indemnify us for related losses. For the three months ended March 31, 2014, we have repurchased $6 million of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs we incurred no material losses on these loans. As of March 31, 2014, we have $62 million related to mortgage loans that represent unresolved claims with Fannie Mae, see Note 14 - Commitments and Contingencies to the financial statements. Specifically, we believe a repurchase request from Fannie Mae may occur; however, it is still uncertain if or when Fannie Mae will request us to repurchase these mortgage loans.

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

•
We only include mortgage loans for which we deem it probable that Fannie Mae will require us to either repurchase the mortgage loan or indemnify them for a loss on the mortgage loan. The fact that a mortgage loan may breach a representation and warranty does not necessarily mean Fannie Mae will request us to repurchase the mortgage loan or indemnify it. For example, Fannie Mae may decide to retain a performing loan even if there has been a breach of a representation or warranty. Our estimate of the likelihood of having to repurchase a mortgage loan involving a breach of a representation or warranty from Fannie Mae is initially based upon outstanding repurchase and indemnification requests related to breaches of representations and warranties discovered during our quality control review process, which is further discussed in Quality Assurance Process on page 9 in our 2013 Form 10-K. This estimate incorporates:

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

Based on these factors we recognized a mortgage repurchase liability to Fannie Mae of less than $1 million as of March 31, 2014. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (i.e., PFIs). As a result, we did not recognize a loss in our statements of income related to MPF Xtra loan repurchase or indemnification risk to Fannie Mae.

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

•
Our ability to estimate probable repurchase or indemnification requests from Fannie Mae on pools of mortgage loans is limited due to our lack of extended historical experience with repurchase/indemnification demand activity related to the MPF Xtra product. As a result, for purposes of our analysis, we assumed only probable repurchase or indemnification requests from Fannie Mae in cases where both an actual breach attributable to a mortgage loan has been specifically identified and where we believe Fannie Mae is likely to request us to repurchase or indemnify them (e.g., the mortgage loan is nonperforming). Mortgage loans in the remaining pool in which an actual breach has not yet been identified or where we do not expect Fannie Mae to request us to repurchase or indemnify them for the mortgage loan are excluded from our analysis.

•
Fannie Mae may seek repurchase of a mortgage loan until full repayment of a loan rather than when a purported defect is first identified. Thus repurchase requests as of a particular date may not reflect total repurchase liability for loans outstanding as of that date as further described in Note 14 - Commitments and Contingencies to the financial statements.

•	Additional repurchase requests and indemnifications not yet identified may result from our quality assurance review of MPF Xtra loans.

As of March 31, 2014, we believe the estimate of reasonably possible losses is zero, as we believe it is probable that we would recover such reasonably possible losses from third parties. We may require PFIs to collateralize repurchase obligations and indemnifications on the basis of their credit condition and size of their repurchase obligation or indemnification. See Risk Factors on pages 27-28 in our 2013 Form 10-K of risks and trends related to our mortgage repurchase liability.

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

Bilateral Derivatives. We are subject to credit risk due to nonperformance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to a counterparty depends on the credit rating of that counterparty. The counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of March 31, 2014.

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because individual counterparties are replaced by the central clearinghouse counterparty and collateral is posted daily for changes in the value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives as of March 31, 2014.

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

The following table presents our derivative positions with credit exposure. Rating used was the lowest rating among the three largest NRSROs.

	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged	Non-cash Collateral Pledged	Net Credit Exposure to Counterparties
As of March 31, 2014
Non-member counterparties -
Asset positions with credit exposure -
Cleared derivatives	$1	$(1)	$—	$—
Liability positions with credit exposure -
Bilateral derivatives -
AA	(13)	14	—	1
BBB	(271)	273	—	2
Cleared derivatives	(84)	87	—	3
Total non-member counterparties	(367)	373	—	6
Member institutions	2	—	—	2
Total	$(365)	$373	$—	$8

As of December 31, 2013
Non-member counterparties -
Asset positions with credit exposure -
Cleared derivatives	$13	$(12)	$—	$1
Member institutions	3	—	—	3
Total	$16	$(12)	$—	$4

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Our business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

FHFA Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the FHFA published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac and the FHLBs (each, a “regulated entity”). In addition, the proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBs, including provisions to:

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

•	Require each regulated entity’s board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
Require each FHLB to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLB maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the FHFA has the authority to review a regulated entity’s indemnification policies, procedures and practices and may limit or prohibit indemnification payments in support of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014.

FHFA Final Rule on Executive Compensation. On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs and the Office of Finance. The final rule addresses the authority of the Director of the FHFA to review the compensation arrangements of executive officers of the FHLBs and to prohibit an FHLB or the Office of Finance from providing compensation to any executive officer that the Director of the FHFA determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule became effective on February 27, 2014.

FHFA Final Rule on Golden Parachute Payments. On January 28, 2014, the FHFA issued a final rule setting forth the standards that the Director of the FHFA will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLB or the Office of Finance that is assigned a less than satisfactory composite FHFA examination rating. The final rule became effective on February 27, 2014.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The FHFA's regulations, its Financial Management Policy, and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations and policies prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. For additional information please see Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 78 in our 2013 Form 10-K.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2014
Advances	$(3)	$—	$—	$(7)	$—
MPF Loans	(2)	(5)	(2)	(3)	1
Mortgage Backed Securities	(7)	(2)	(1)	(8)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	13	21	—	12	—
Derivatives	—	(16)	—	—	—
Total	$—	$(2)	$(3)	n/m	$1

As of December 31, 2013
Advances	$(3)	$—	$—	$(7)	$—
MPF Loans	(2)	(6)	(2)	(3)	1
Mortgage Backed Securities	(7)	(3)	(1)	(9)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	13	22	—	12	—
Derivatives	1	(17)	—	—	—
Total	$1	$(4)	$(3)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of March 31, 2014, our sensitivity to changes in implied volatility was $(2) million, compared to $(4) million at December 31, 2013. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of March 31, 2014			As of December 31, 2013
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
5.1	0.5	-0.3	5.9	1.0	-0.9

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of March 31, 2014, our duration gap was 0.4 months, compared to 0.7 months as of December 31, 2013.

As of March 31, 2014, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $602 million, and our market value of equity to book value of equity ratio was 115%. At December 31, 2013, our fair value surplus was $588 million and our market value of equity to book value of equity ratio was 116%. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed starting on page F-47 in our 2013 Form 10-K.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	March 31, 2014		December 31, 2013
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$135.0	$(185.0)	$149.3	$(185.0)
-100 bp	42.5	(77.5)	62.3	(77.5)
-50 bp	14.4	(30.0)	26.5	(30.0)
-25 bp	5.6	(15.0)	12.4	(15.0)
+25 bp	(5.2)	(30.0)	(8.3)	(30.0)
+50 bp	(8.9)	(60.0)	(13.6)	(60.0)
+100 bp	(6.9)	(155.0)	(12.6)	(155.0)
+200 bp	9.8	(370.0)	21.7	(370.0)

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 85 of our 2013 Form 10-K.

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

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 19 in our 2013 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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

MPF Xtra® product: The MPF Program product under which we acquire MPF Loans from PFIs and concurrently resell them to Fannie Mae.

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

TDR: Troubled debt restructuring.

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 8, 2014	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 8, 2014	(Principal Financial Officer and Principal Accounting Officer)

S-1