Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Chicago
filed 2014-08-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR
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

As of July 31, 2014, including mandatorily redeemable capital stock, registrant had 18,303,381 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$23	$971
Interest bearing deposits	560	—
Federal Funds sold	1,795	500
Securities purchased under agreements to resell	3,950	4,550
Investment securities -
Trading, $54 and $32 pledged	1,684	1,899
Available-for-sale	20,909	21,536
Held-to-maturity, $7,991 and $8,618 fair value	7,227	7,917
Total investment securities	29,820	31,352
Advances, $40 and $30 carried at fair value	24,782	23,489
MPF Loans held in portfolio, net of allowance for credit losses of $(19) and $(29)	6,894	7,695
Accrued interest receivable	86	93
Derivative assets	36	35
Software and equipment, net of accumulated amortization/depreciation of $(162) and $(157)	33	33
Other assets	78	79
Total assets	$68,057	$68,797
Liabilities
Deposits	$532	$544
Consolidated obligations, net -
Discount notes, $0 and $75 carried at fair value	23,795	31,089
Bonds, $4,235 and $1,021 carried at fair value	38,021	31,987
Total consolidated obligations, net	61,816	63,076
Accrued interest payable	137	137
Mandatorily redeemable capital stock	5	5
Derivative liabilities	62	108
Affordable Housing Program assessment payable	84	78
Other liabilities (including $120 and $0 payable to other FHLBs)	243	140
Subordinated notes	944	944
Total liabilities	63,823	65,032
Commitments and contingencies - see Notes to the Financial Statements
Capital
Class B1 - putable $100 par value - 7 million and 6 million shares issued and outstanding	688	629
Class B2 - putable $100 par value - 11 million and 10 million shares issued and outstanding	1,108	1,041
Total Capital stock	1,796	1,670
Retained earnings - unrestricted	1,988	1,853
Retained earnings - restricted	210	175
Total retained earnings	2,198	2,028
Accumulated other comprehensive income (loss) (AOCI)	240	67
Total capital	4,234	3,765
Total liabilities and capital	$68,057	$68,797

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income	$345	$380	$700	$783
Interest expense	226	282	454	572
Net interest income before provision for credit losses	119	98	246	211
Provision for (reversal of) credit losses	(3)	(2)	(6)	(2)
Net interest income	122	100	252	213

Non-interest gain (loss) on -
Trading securities	(7)	(3)	(12)	(9)
Derivatives and hedging activities	2	28	(12)	30
Instruments held under fair value option	(3)	2	1	3
Litigation settlement awards	17	—	17	—
Other, net	4	8	9	12
Total non-interest gain (loss)	13	35	3	36

Non-interest expense -
Compensation and benefits	16	14	32	28
Other operating expenses	12	11	22	20
FHFA	1	1	2	2
Office of Finance	1	1	2	2
Other community investment	—	(50)	—	(50)
Other	1	(2)	3	(2)
Total non-interest expense	31	(25)	61	—

Income before assessments	104	160	194	249

Affordable Housing Program assessment	10	11	19	20

Net income	$94	$149	$175	$229

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$94	$149	$175	$229

Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities	81	(352)	136	(437)
Non-credit OTTI on available-for-sale securities	—	2	—	8
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale	—	—	—	1
Non-credit OTTI on held-to-maturity securities	14	16	28	31
Net unrealized gain (loss) on cash flow hedges	(15)	235	6	320
Post retirement plans	2	—	3	1
Other comprehensive income (loss)	82	(99)	173	(76)

Comprehensive income	$176	$50	$348	$153

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1		Capital Stock - Putable - B2		Total Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted		Restricted	Total	AOCI	Total
December 31, 2012	1	$122	15	$1,528	16	$1,650	$1,584		$107	$1,691	$107	$3,448
Total comprehensive income							194		35	229	(76)	153
Proceeds from issuance of capital stock	1	119	1	40	2	159						159
Repurchases of capital stock	—	(24)	(2)	(189)	(2)	(213)						(213)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(56)	—	—	(1)	(56)						(56)
Transfers between B1 and B2 capital stock	—	(10)	—	10
Cash dividends - class B1 (0.30% annualized rate)							—	*		—		—
Cash dividends - class B2 (0.30% annualized rate)							(3)			(3)		(3)
June 30, 2013	1	$151	14	$1,389	15	$1,540	$1,775		$142	$1,917	$31	$3,488

December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853		$175	$2,028	$67	$3,765
Total comprehensive income							140		35	175	173	348
Proceeds from issuance of capital stock	2	152	—	37	2	189						189
Repurchases of capital stock	(1)	(17)	—	(46)	(1)	(63)						(63)
Transfers between B1 and B2 capital stock	(1)	(76)	1	76
Cash dividends - class B1 (1.40% annualized rate)							(3)			(3)		(3)
Cash dividends - class B2 (0.40% annualized rate)							(2)			(2)		(2)
June 30, 2014	7	$688	11	$1,108	18	$1,796	$1,988		$210	$2,198	$240	$4,234

*	Less than $1 million.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Six months ended June 30,	2014		2013
Operating-	Net cash provided by (used in) operating activities	$333		$486
Investing-	Net change Federal Funds sold	(1,295)		(2,186)
	Net change securities purchased under agreements to resell	600		1,975
	Net change interest bearing deposits	(560)		—
	Advances-
	Principal collected	121,002		142,943
	Issued	(122,233)		(145,168)
	MPF Loans held in portfolio-
	Principal collected	840		1,596
	Purchases	(36)		(33)
	Trading securities-
	Sales	2,002		—
	Proceeds from maturities and paydowns	14		2,008
	Purchases	(1,812)		(1,060)
	Held-to-maturity securities-
	Short-term held-to-maturity securities, net	211	[a]	487	[a]
	Proceeds from maturities	548		946
	Purchases	(18)		(7)
	Available-for-sale securities-
	Proceeds from maturities	782		561
	Proceeds from sale of foreclosed assets	43		53
	Capital expenditures for software and equipment	(5)		(4)
	Net cash provided by (used in) investing activities	83		2,111
Financing-	Net change deposits	(12)		(100)
	Net change in other short-term borrowings from other FHLBs	120		—
	Net proceeds from issuance of consolidated obligations-
	Discount notes	580,193		397,096
	Bonds	13,843		12,865
	Payments for maturing and retiring consolidated obligations-
	Discount notes	(587,486)		(406,772)
	Bonds	(8,113)		(8,784)
	Net proceeds (payments) on derivative contracts with financing element	(30)		(35)
	Proceeds from issuance of capital stock	189		159
	Repurchase or redemption of capital stock	(63)		(213)
	Redemptions of mandatorily redeemable capital stock	—		(59)
	Cash dividends paid	(5)		(3)
	Net cash provided by (used in) financing activities	(1,364)		(5,846)
	Net increase (decrease) in cash and due from banks	(948)		(3,249)
	Cash and due from banks at beginning of year	971		3,564
	Cash and due from banks at end of period	$23		$315
Supplemental-	Capital stock reclassified to mandatorily redeemable capital stock	$—		$56
	Transfer of MPF Loans to real estate owned	37		44

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

Consolidation of Variable Interest Entities

We do not consolidate any of our investments in variable interest entities. Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities (MBS), and Family Federal Education Loan Program (FFELP) asset backed securities (ABS). We determined that we are not the primary beneficiary in any of these investments in variable interest entities as of the periods presented.  Refer to our 2013 Form 10-K Note 1 - Background and Basis of Presentation for further details.

Statements of Cash Flows

For purposes of the statements of cash flows, we consider only cash and due from banks as cash and cash equivalents.

Gross versus Net Presentation of Financial Instruments

We present our derivative assets and liabilities on a net basis in our statements of condition. We net cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or our counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty where we have a legal right of setoff, by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by applying against the debt an amount that our counterparty owes to us. Our right of setoff is enforceable at law. We have analyzed the enforceability of offsetting rights incorporated in our cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or our clearing agent, or both. Based on this analysis, we present a net derivative receivable or payable for all of our transactions through a particular clearing agent with a particular clearinghouse. Our net exposure for derivative transactions may change on a daily basis, which may result in a delay between the time the change in our net exposure is identified and additional collateral is requested, and the time such collateral is received or pledged. Our net exposure also may be affected by a delay in the return of excess collateral. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged relative to our position with a counterparty is recognized as a derivative liability or derivative asset.

We present our securities purchased under agreements to resell on a gross basis. Further, we do not have any securities sold under agreements to repurchase that we would be able to offset against our securities purchased under agreements to resell. Our securities

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

purchased under agreements to resell were fully collateralized for the periods presented based on the fair value of the underlying collateral. As a result, our net exposure for securities purchased under agreements to resell was zero for the periods presented. Separately, we do not have any securities borrowing or lending transactions for the periods presented.

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

Litigation Settlement Awards and related Litigation Settlement Legal Expenses
In the second quarter of 2014 we recognized $17 million in litigation settlement awards, offset by $2 million of litigation settlement legal expenses. The awards were recorded in "Non-interest gain (loss) on - Litigation settlement awards". The expenses were recorded in "Non-interest expense - Other". These awards and expenses were recognized when realized. See page F-17 in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2013 Form 10-K for further details.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June of 2014, the FASB issued new accounting guidance that changes the accounting treatment for repurchase-to-maturity transactions and repurchase financing transactions. The new accounting guidance also requires additional disclosures for these transactions. The key provisions are outlined below. The new accounting guidance is effective for annual and interim reporting periods beginning January 1, 2015. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of January 1, 2015. The new guidance additional disclosure requirements are effective for annual and interim reporting periods beginning January 1, 2015, with the exception of interim disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions, which are effective for reporting periods beginning after March 15, 2015.

•	Repurchase-to-maturity transactions will now be accounted for as secured borrowings rather than as a sale.

•
A repurchase financing, which is a type of repurchase agreement executed contemporaneously with the initial transfer of a financial asset to the same counterparty, will be accounted for as a separate transaction. Existing GAAP generally accounts for the repurchase agreement and initial transfer as linked transactions, which results in the repurchase agreement being recorded as a derivative agreement in the transferee’s financial statements. The repurchase agreement will be accounted for as a secured borrowing by the transferee under the new guidance. The transferor will be required to assess whether the initial transfer of a financial asset qualifies for sales accounting treatment; however, the repurchase agreement is not a factor in determining whether the transferor has surrendered control of the transferred financial assets. Specifically, the transferor’s continuing involvement resulting from the repurchase agreement does not apply when determining sales accounting treatment. Further, the guidance requiring all arrangements to be considered does not apply to the repurchase agreement.

•
Additional disclosures are required by the transferor in cases where the transferor accounted for a transfer of financial assets as a sale but retained substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In particular, the transferor will make disclosures to provide financial statement users with information that allows them to determine the financial statement effect had the transfer not been accounted for as a sale.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

We are in the process of determining what, if any, impact this may have on our operating activities and financial statements.

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. Financial instruments and other contractual rights within the scope of other GAAP guidance are excluded from the scope of this new revenue recognition guidance. In this regard, a majority of our contracts with members would be excluded from the scope of this new guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Step 1: Identify the contract(s) with a customer.

•	Step 2: Identify the performance obligations in the contract.

•	Step 3: Determine the transaction price.

•	Step 4: Allocate the transaction price to the performance obligations in the contract.

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The new revenue recognition guidance becomes effective for annual interim reporting periods beginning January 1, 2017. We are in the process of reviewing our contracts with members to determine the effect, if any, on our operating activities and financial statements.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January of 2014, the FASB issued new accounting guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to Real Estate Owned (REO). Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The new guidance becomes effective January 1, 2015 for interim and annual periods of the Bank. The new guidance may be adopted under either the modified retrospective transition method or the prospective transition method. We are in the process of determining its effect, if any, on our operating activities and financial statements.
Asset Classification and Charge-off Provisions
On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for REO (e.g., use of appraisals). Subsequent to the issuance of AB 2012-02, the FHFA issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. We implemented the asset classification provisions effective January 1, 2014. As permitted under AB 2012-02, we will implement the charge-off provisions effective January 1, 2015 on a prospective basis. We are in the process of determining the financial statement effects, if any, of implementing AB 2012-02 charge-off provisions on our operating activities and financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income -

Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$3	$2	$4	$6

Investment securities -
Trading	8	3	15	9
Available-for-sale	136	148	279	297
Held-to-maturity	74	82	151	172
Total investment securities	218	233	445	478

Advances -
Advance interest income	35	34	73	70
Advance prepayment fees	3	8	4	13
Total Advances	38	42	77	83

MPF Loans held in portfolio, net	86	103	174	216

Total interest income	345	380	700	783

Interest expense -
Discount notes	66	74	133	151
Bonds	147	193	294	392
Total consolidated obligations	213	267	427	543

Subordinated notes	13	15	27	29

Total interest expense	226	282	454	572

Net interest income before provision for credit losses	119	98	246	211
Provision for (reversal of) credit losses	(3)	(2)	(6)	(2)
Net interest income	$122	$100	$252	$213

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

Our major security types presented in the tables below are defined as follows:

•
U.S. Government & other government related may consist of the sovereign debt of the United States; debt issued by Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation; and non-mortgage-backed securities of the Small Business Administration, Federal Deposit Insurance Corporation (FDIC), and Tennessee Valley Authority.

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	Government Sponsored Enterprises (GSE) residential mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential MBS .

•	Private-label residential MBS.

•	State or local housing agency obligations.

Gains and losses on sales of securities are determined using the specific identification method and are included in non-interest gain (loss) on the statements of income.

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the statements of condition. We pledged $54 million of investment securities as collateral for our initial margin with derivative clearing organizations as of June 30, 2014, and $32 million as of December 31, 2013. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities. We had no material gains or losses realized from the sales of trading securities.

As of	June 30, 2014	December 31, 2013
U.S. Government & other government related	$1,613	$1,823
MBS:
GSE residential	69	74
Government-guaranteed residential	2	2
Total MBS	71	76
Trading securities	$1,684	$1,899

At June 30, 2014, and 2013, we had net year-to-date unrealized gains (losses) of $(10) million and $(9) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Carrying Amount and Fair Value
As of June 30, 2014
U.S. Government & other government related	$513	$34	$—	$547
FFELP ABS	6,144	456	(14)	6,586

MBS:
GSE residential	10,555	600	(12)	11,143
Government-guaranteed residential	2,441	119	—	2,560
Private-label residential	68	5	—	73
Total MBS	13,064	724	(12)	13,776
Total	$19,721	$1,214	$(26)	$20,909

As of December 31, 2013
U.S. Government & other government related	$560	$29	$(1)	$588
FFELP ABS	6,395	425	(17)	6,803

MBS:
GSE residential	10,888	518	(24)	11,382
Government-guaranteed residential	2,572	119	—	2,691
Private-label residential	69	3	—	72
Total MBS	13,529	640	(24)	14,145
Total	$20,484	$1,094	$(42)	$21,536

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of June 30, 2014
U.S. Government & other government related	$1,968	$—	$1,968	$69	$(1)	$2,036
State or local housing agency	21	—	21	—	—	21

MBS:
GSE residential	2,908	—	2,908	208	—	3,116
Government-guaranteed residential	1,200	—	1,200	36	—	1,236
Private-label residential	1,422	(292)	1,130	453	(1)	1,582
Total MBS	5,530	(292)	5,238	697	(1)	5,934
Total	$7,519	$(292)	$7,227	$766	$(2)	$7,991

As of December 31, 2013
U.S. Government & other government related	$2,259	$—	$2,259	$42	$(1)	$2,300
State or local housing agency	22	—	22	—	—	22

MBS:
GSE residential	3,193	—	3,193	186	—	3,379
Government-guaranteed residential	1,248	—	1,248	32	—	1,280
Private-label residential	1,515	(320)	1,195	444	(2)	1,637
Total MBS	5,956	(320)	5,636	662	(2)	6,296
Total	$8,237	$(320)	$7,917	$704	$(3)	$8,618

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2014
FFELP ABS	$—	$—	$936	$(14)	$936	$(14)

MBS:
GSE residential	—	—	2,073	(12)	2,073	(12)
Private-label residential	—	—	1	—	1	—
Total MBS	—	—	2,074	(12)	2,074	(12)
Total	$—	$—	$3,010	$(26)	$3,010	$(26)

As of December 31, 2013
U.S. Government & other government related	$40	$(1)	$—	$—	$40	$(1)
FFELP ABS	22	—	969	(17)	991	(17)

MBS:
GSE residential	—	—	3,293	(24)	3,293	(24)
Private-label residential	—	—	9	—	9	—
Total MBS	—	—	3,302	(24)	3,302	(24)
Total	$62	$(1)	$4,271	$(41)	$4,333	$(42)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2014
U.S. Government & other government related	$14	$—	$4	$(1)	$18	$(1)
State or local housing agency	10	—	—	—	10	—
MBS:
GSE residential	—	—	6	—	6	—
Private-label residential	17	—	1,483	(293)	1,500	(293)
Total MBS	17	—	1,489	(293)	1,506	(293)
Total	$41	$—	$1,493	$(294)	$1,534	$(294)

As of December 31, 2013
U.S. Government & other government related	$85	$(1)	$—	$—	$85	$(1)
State or local housing agency	10	—	—	—	10	—
MBS:
GSE residential	10	—	—	—	10	—
Private-label residential	—	—	1,532	(322)	1,532	(322)
MBS	10	—	1,532	(322)	1,542	(322)
Total	$105	$(1)	$1,532	$(322)	$1,637	$(323)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2014	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$464	$464
Due after one year through five years	113	120	54	54
Due after five years through ten years	3	3	431	449
Due after ten years	397	424	1,040	1,090
ABS and MBS without a single maturity date	19,208	20,362	5,238	5,934
Total securities	$19,721	$20,909	$7,227	$7,991

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

Significant Inputs Used to Determine OTTI

Our analysis for OTTI on our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Governance Committee, formed to achieve consistency among the FHLBs in their analyses of OTTI. We use the information provided to generate cash flow projections used in analyzing credit losses and determining OTTI. We are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields. Previously, long-term home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting this quarter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

As of June 30, 2014	Unpaid Principal Balance	Amortized Cost Basis	Non-Credit OTTI	Gross Unrealized Gains	Carrying Amount	Fair Value
OTTI AFS Securities- Private-label residential MBS:
Alt-A	$100	$67	$—	$5	$72	$72
OTTI HTM Securities- Private-label residential MBS:
Prime	$1,090	$856	$(213)	$—	$643	$929
Subprime	674	421	(79)	—	342	508
Total OTTI HTM securities	$1,764	$1,277	$(292)	$—	$985	$1,437

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

	Three months ended June 30,			Six months ended June 30,
	2014		2013	2014	2013
Beginning Balance	$663		$710	$677	$717
Reductions:		3
Increases in cash flows expected to be collected that have been recognized as accretion into net interest income	(14)	5	(9)	(28)	(16)
Ending Balance	$649		$701	$649	$701

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. We did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at June 30, 2014, and December 31, 2013. The following table presents our advances by callable/putable features:

As of	June 30, 2014	December 31, 2013
Noncallable/nonputable	$21,957	$20,259
Callable	990	1,440
Putable	1,709	1,726
Total par value	24,656	23,425
Hedging adjustments	104	39
Other adjustments	22	25
Total advances	$24,782	$23,489

The following table presents our advances by redemption terms:

As of June 30, 2014	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$6,219	0.43%		$7,209	$7,927
One to two years	2,142	1.34%		1,942	1,696
Two to three years	1,778	3.16%		1,620	1,250
Three to four years	4,516	1.13%	[a]	4,089	3,826
Four to five years	8,627	0.23%	[a]	8,427	8,608
More than five years	1,374	3.48%		1,369	1,349
Total par value	$24,656	0.93%		$24,656	$24,656

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

As of	June 30, 2014	December 31, 2013
Medium term (15 years or less)	$1,366	$1,672
Long term (greater than 15 years)	5,465	5,959
Total unpaid principal balance	6,831	7,631
Net premiums, credit enhancement and deferred loan fees	24	27
Hedging adjustments	58	66
Total before allowance for credit losses	6,913	7,724
Allowance for credit losses on MPF Loans	(19)	(29)
Total MPF Loans held in portfolio, net	$6,894	$7,695

Conventional mortgage loans	$5,283	$5,969
Government insured mortgage loans	1,548	1,662
Total unpaid principal balance	$6,831	$7,631

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

As of	June 30, 2014		December 31, 2013
Total Severity Rate	29.0%		35.0%
Credit Loss Severity Rate	15.0%		19.0%
Total estimated losses outstanding	$57		$65
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(23)	[a]	(18)	[a]
Our share of total losses	34		47
Less: non-credit losses	(16)		(21)
Credit losses	18		26
Plus: other estimated credit losses in the remaining portfolio	1		3
Allowance for credit losses on conventional MPF Loans	$19		$29

[a]
Represents aggregate of credit enhancements across all master commitments expected to be recovered. Credit enhancement from one master commitment may not be used to offset credit losses incurred by another master commitment.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of period	$24	$40	$29	$42
Losses charged to the allowance	(2)	(4)	(4)	(6)
Provision for (reversal of) credit losses	(3)	(2)	(6)	(2)
Balance, end of period	$19	$34	$19	$34

The following table presents the recorded investment by impairment methodology on conventional MPF Loans.

As of	June 30, 2014	December 31, 2013
Specifically identified and individually evaluated for impairment	$14	$22
Homogeneous pools of loans and collectively evaluated for impairment	5	7
Allowance for credit losses on conventional MPF Loans	$19	$29

Individually evaluated for impairment - with an allowance	$186	$215
Collectively evaluated for impairment	5,189	5,861
Total recorded investment	$5,375	$6,076

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

		June 30, 2014			December 31, 2013
As of		Conventional	Government	Total	Conventional		Government		Total
Past due 30-59 days		$132	$81	$213	$165		$104		$269
Past due 60-89 days		41	22	63	50		31		81
Past due 90 days or more		173	125	298	202		151		353
Total past due		346	228	574	417		286		703
Total current		5,029	1,345	6,374	5,659		1,401		7,060
Total recorded investment		$5,375	$1,573	$6,948	$6,076		$1,687		$7,763
In process of foreclosure		$93	$52	$145	$108		$51		$159
Serious delinquency rate	[a]	3.24%	7.98%	4.32%	3.37%	[c]	8.94%	[c]	4.58%	[c]
Past due 90 days or more still accruing interest	[b]	$23	$126	$149	$27		$151		$178
On nonaccrual status		$189	$—	$189	$221		$—		$221

[a]	MPF Loans that are 90 days or more past due or in the process of foreclosure as a percentage of the total recorded investment.

[b]
Consists of MPF Loans that are either government mortgage loans or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

[c]
We corrected an error to adjust the serious delinquency rate of MPF Loans disclosed above as of December 31, 2013, as previously reported in our 2013 Form 10-K and in our Form 10-Q as of March 31, 2014.  The error had no effect on our allowance for credit losses as of December 31, 2013, because this rate was not used when determining our allowance for credit losses.  After evaluating the quantitative and qualitative aspects of these adjustments, we concluded that prior period financial statements were not materially misstated. Further, the error had no effect on our 2014 financial statements.

Troubled Debt Restructurings

The table below presents our recorded investment balance in Troubled Debt Restructurings (TDR) as of the dates presented.

	June 30, 2014			December 31, 2013
As of	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Recorded investment in conventional MPF Loan TDRs	$40	$25	$65	$16	$43	$59

The following table shows the troubled debt restructurings we made on our conventional MPF Loans for the periods presented. The amounts were the same pre- and post-modification as we did not record any write-offs of principal.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
TDRs made during the periods	$9	$12	$15	$19

The following table shows the troubled debt restructurings from the previous 12 months that subsequently defaulted during the periods presented. A borrower is considered to have defaulted on a TDR if a contractually due principal or interest payment is sixty days past due at any time during the past 12 months.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
TDRs from the previous 12 months that subsequently defaulted during the periods	$14	$7	$17	$8

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and TDRs. We had no impaired MPF Loans without an allowance for either date.

	June 30, 2014			December 31, 2013
As of	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired conventional MPF Loans with an allowance	$186	$183	$14	$215	$210	$22

The following table summarizes the average recorded investment of impaired conventional MPF Loans. No interest income is recognized on impaired loans.

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Average Recorded Investment	$190	$210	$197	$217

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We evaluate Federal Funds Sold for purposes of determining whether or not an allowance for credit losses should be recorded only if repayment of the contractual amount is past due. All Federal Funds sold were repaid according to the contractual terms, and accordingly, we have not recorded any allowance for credit losses as of June 30, 2014.

Based upon the collateral held as security, we have determined that no allowance for credit losses was needed for our securities purchased under agreements to resell as of June 30, 2014.

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

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $54 million of collateral at fair value to our derivatives counterparties at June 30, 2014.

Cleared swaps are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. We post initial and variation margin through the clearing member, on behalf of the clearinghouse, which could expose us to institutional credit risk in the event that a clearing member or the clearinghouse fail to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The clearinghouse determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We were not required to post additional initial margin by our clearing agents at June 30, 2014.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $54 million of investment securities, of which $2 million can be sold or repledged, as part of our initial margin related to cleared derivative transactions at June 30, 2014.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	June 30, 2014			December 31, 2013
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$30,837	$61	$1,437	$28,346	$85	$1,670
Derivatives not in hedge accounting relationships-
Interest rate swaps	18,496	496	333	14,199	440	286
Interest rate swaptions	2,515	51	—	4,465	60	—
Interest rate caps or floors	1,164	127	—	1,164	143	—
Interest rate future forwards	25	—	—	—	—	—
Mortgage delivery commitments	336	5	4	203	3	3
Derivatives not in hedge accounting relationships	22,536	679	337	20,031	646	289
Derivative amount before adjustments	$53,373	740	1,774	$48,377	731	1,959
Netting adjustments (excluding cash collateral)		(670)	(670)		(677)	(677)
Exposure at fair value		70	1,104		54	1,282
Cash collateral (and related accrued interest)		(34)	(1,042)		(19)	(1,174)
Total derivatives on statements of condition		$36	$62		$35	$108

The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivatives with legal right of offset as well as derivatives (i.e., mortgage delivery commitments) without the legal right of offset.

	Derivative Assets				Derivative Liabilities
As of June 30, 2014	Bilateral	Cleared	Total		Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$715	$20	$735		$1,641	$129	$1,770
Netting adjustments and cash collateral	(684)	(20)	(704)		(1,586)	(126)	(1,712)
Derivatives with legal right of offset - net	31	—	31		55	3	58
Derivatives without legal right of offset	5	—	5		4	—	4
Total derivatives on statements of condition	36	—	36		59	3	62
Derivative noncash collateral not offset that cannot be sold or repledged	29	—	29		—	3	3
Net amount	$7	$—	$7	[a]	$59	$—	$59	[a]

As of December 31, 2013
Derivatives with legal right of offset -
Gross recognized amount	$707	$21	$728		$1,949	$7	$1,956
Netting adjustments and cash collateral	(676)	(20)	(696)		(1,845)	(6)	(1,851)
Derivatives with legal right of offset - net	31	1	32		104	1	105
Derivatives without legal right of offset	3	—	3		3	—	3
Total derivatives on statements of condition	34	1	35		107	1	108
Derivative noncash collateral not offset that cannot be sold or repledged	31	—	31		—	—	—
Net amount	$3	$1	$4	[a]	$107	$1	$108	[a]

[a]
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The tables below present the gain (loss) components of derivatives and hedging activities as presented in the statements of income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2014	2013	2014	2013
Fair value hedges -
Interest rate swaps	$(6)	$9	$(12)	$11
Fair value hedges	(6)	9	(12)	11
Cash flow hedges	—	2	1	3
Economic hedges -
Interest rate swaps	(4)	53	(3)	64
Interest rate swaptions	(1)	(11)	(16)	(17)
Interest rate caps or floors	(5)	(39)	(15)	(58)
Mortgage delivery commitments	1	1	1	1
Net interest settlements	17	13	32	26
Economic hedges	8	17	(1)	16
Gains (losses) on derivatives and hedging activities	$2	$28	$(12)	$30

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (loss)			Net Interest Settlements Classified in Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities
Three months ended June 30, 2014
Hedged item type -
Available-for-sale securities	$(28)	$26	$(2)	$(35)	$—
Advances	(33)	35	2	(20)	(1)
MPF Loans held for portfolio	—	—	—	—	(4)
Consolidated obligation bonds	149	(155)	(6)	65	(5)
Total	$88	$(94)	$(6)	$10	$(10)
Three months ended June 30, 2013
Hedged item type -
Available-for-sale securities	$178	$(172)	$6	$(35)	$—
Advances	72	(69)	3	(17)	(1)
MPF Loans held for portfolio	—	—	—	—	(9)
Consolidated obligation bonds	(329)	329	—	55	(6)
Total	$(79)	$88	$9	$3	$(16)
Six months ended June 30, 2014
Hedged item type -
Available-for-sale securities	$(30)	$27	$(3)	$(70)	$—
Advances	(63)	67	4	(40)	(2)
MPF Loans held for portfolio	—	—	—	—	(9)
Consolidated obligation bonds	282	(295)	(13)	126	(10)
Total	$189	$(201)	$(12)	$16	$(21)
Six months ended June 30, 2013
Hedged item type -
Available-for-sale securities	$234	$(227)	$7	$(69)	$—
Advances	98	(92)	6	(34)	(2)
MPF Loans held for portfolio	—	—	—	—	(19)
Consolidated obligation bonds	(416)	414	(2)	102	(13)
Total	$(84)	$95	$11	$(1)	$(34)

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

	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities	Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Net Change in OCI	Net Interest Settlements Classified in Net Interest Income
Three months ended June 30, 2014
Advances - interest rate floors	$2	$—	$2	$—	$(2)	$—
Discount notes - interest rate swaps	—	—	—	(14)	(14)	(61)	[a]
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$1	$—	$1	$(14)	$(15)	$(61)
Three months ended June 30, 2013
Advances - interest rate floors	$4	$—	$4	$—	$(4)	$—
Discount notes - interest rate caps	(1)	—	(1)	—	1	—
Discount notes - interest rate swaps	—	2	2	239	237	(67)	[a]
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$2	$2	$4	$239	$235	$(67)
Six months ended June 30, 2014
Advances - interest rate floors	$5	$—	$5	$—	$(5)	$—
Discount notes - interest rate swaps	(1)	1	—	10	10	(122)	[a]
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$3	$1	$4	$10	$6	$(122)
Six months ended June 30, 2013
Advances - interest rate floors	$7	$—	$7	$—	$(7)	$—
Discount notes - interest rate caps	(1)	—	(1)	—	1	—
Discount notes - interest rate swaps	(1)	3	2	327	325	(134)	[a]
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$4	$3	$7	$327	$320	$(134)

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $8 million as of June 30, 2014. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 6 years.

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

As of June 30, 2014	Contractual Maturity	Weighted Average Interest Rate	By Next Maturity or Call Date
Due in one year or less	$6,388	1.26%	$29,885
One to two years	3,597	3.24%	3,627
Two to three years	4,965	1.81%	1,578
Three to four years	6,207	1.67%	1,475
Four to five years	4,526	1.45%	450
Thereafter	12,525	2.21%	1,193
Total par value	$38,208	1.92%	$38,208

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2014	December 31, 2013
Carrying Amount	$23,795	$31,089
Par Value	23,797	31,092
Weighted Average Interest Rate	0.06%	0.07%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2014	December 31, 2013
Noncallable	$12,901	$12,927
Callable	25,307	19,565
Total par value	38,208	32,492
Bond premiums (discounts), net	19	20
Hedging adjustments	(221)	(526)
Fair value option adjustments	15	1
Total consolidated obligation bonds	$38,021	$31,987

Joint and Several Liability

The FHFA, at its discretion, may require an FHLB to make principal or interest payments due on any consolidated obligation. Although it has never occurred, to the extent that an FHLB makes a payment on a consolidated obligation on behalf of another FHLB, the paying FHLB would be entitled to a reimbursement from the non-complying FHLB. If the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLB's participation in all consolidated obligations outstanding, or on any other basis the FHFA may prescribe, even in the absence of a default event by the primary obligor. The FHFA is required but has not notified us that we would be required to pay any consolidated obligation on behalf of another FHLB. Accordingly, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of June 30, 2014. As a result, we did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2014 and December 31, 2013.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	June 30, 2014			December 31, 2013
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System	$477,107	$322,873	$799,980	$473,495	$293,342	$766,837
FHLB Chicago as primary obligor	38,208	23,797	62,005	32,492	31,092	63,584
As a percent of the FHLB System	8%	7%	8%	7%	11%	8%

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

The Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2.0% and 6.0% of a member's outstanding advances. During 2013, our Board implemented this provision for the first time through a Reduced Capitalization Advance Program (RCAP) as further discussed in Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements in our 2013 Form 10-K.

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

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-47 of our 2013 Form 10-K. We complied with our minimum regulatory capital requirements as shown below:

	June 30, 2014		December 31, 2013
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,230	$3,999	$1,465	$3,703
Total regulatory capital	$2,722	$3,999	$2,752	$3,703
Total regulatory capital ratio	4.00%	5.88%	4.00%	5.38%
Leverage capital	$3,403	$5,999	$3,440	$5,555
Leverage capital ratio	5.00%	8.81%	5.00%	8.07%

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the periods indicated:

	Available-for-sale		Held-to-maturity		Net Unrealized on Cash Flow Hedges	Post-Retirement Plans		Total AOCI
	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized Gain (Loss)	Non-credit OTTI
Three months ended June 30, 2013
Beginning balance	$1,491	$(2)	$(2)	$(366)	$(993)	$2		$130
Change in the period before reclassifications to net income	(352)	2	—	16	239	—		(95)
Period amounts reclassified to:
Net interest income	—	—	—	—	(2)	—		(2)
Non-interest gain (loss)	—	—	—	—	(2)	—		(2)
Non-interest expense	—	—	—	—	—	—		—
Net change in the period	(352)	2	—	16	235	—		(99)
Ending balance	$1,139	$—	$(2)	$(350)	$(758)	$2		$31

Three months ended June 30, 2014
Beginning balance	$1,107	$—	$(1)	$(306)	$(644)	$2		$158
Change in the period before reclassifications to net income	81	—	—	14	(14)	2		83
Period amounts reclassified to:
Net interest income	—	—	—	—	(1)	—	2	(1)
Non-interest gain (loss)	—	—	—	—	—	—	3	—
Non-interest expense	—	—	—	—	—	—	4	—
Net change in the period	81	—	—	14	(15)	2	5	82
Ending balance	$1,188	$—	$(1)	$(292)	$(659)	$4		$240

Six months ended June 30, 2013
Beginning balance	$1,576	$(8)	$(3)	$(381)	$(1,078)	$1		$107
Change in the period before reclassifications to net income	(437)	8	—	31	327	—		(71)
Period amounts reclassified to:
Net interest income	—	—	1	—	(4)	—		(3)
Non-interest gain (loss)	—	—	—	—	(3)	—		(3)
Non-interest expense	—	—	—	—	—	1		1
Net change in the period	(437)	8	1	31	320	1		(76)
Ending balance	$1,139	$—	$(2)	$(350)	$(758)	$2		$31

Six months ended June 30, 2014
Beginning balance	$1,052	$—	$(1)	$(320)	$(665)	$1		$67
Change in the period before reclassifications to net income	136	—	—	28	10	2		176
Period amounts reclassified to:
Net interest income	—	—	—	—	(3)	—		(3)
Non-interest gain (loss)	—	—	—	—	(1)	—		(1)
Non-interest expense	—	—	—	—	—	1		1
Net change in the period	136	—	—	28	6	3		173
Ending balance	$1,188	$—	$(1)	$(292)	$(659)	$4		$240

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

The tables below are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition. These tables do not represent an estimate of our overall market value as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.  The tables below are presented in the following order:

•	Fair values of financial instruments.

•	Financial instruments measured at fair value on a recurring basis on our statements of condition.

•	Assets measured at fair value on a nonrecurring basis on our statements of condition.

			Fair Value Hierarchy
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Financial Assets-
Cash and due from banks	$23	$23	$23	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	1,795	1,795	—	1,795	—
Securities purchased under agreements to resell	3,950	3,950	—	3,950	—
Held-to-maturity securities	7,227	7,991	—	6,409	1,582
Advances	24,782	24,902	—	24,902	—
MPF Loans held in portfolio, net	6,894	7,502	—	7,326	176
Accrued interest receivable	86	86	—	86	—
Financial Liabilities-
Deposits	$(532)	$(532)	$—	$(532)	$—
Consolidated obligation discount notes	(23,795)	(23,795)	—	(23,795)	—
Consolidated obligation bonds	(38,021)	(38,678)	—	(38,611)	(67)	[a]
Accrued interest payable	(137)	(137)	—	(137)	—
Mandatorily redeemable capital stock	(5)	(5)	(5)	—	—
Subordinated notes	(944)	(1,038)	—	(1,038)	—
December 31, 2013
Financial Assets-
Cash and due from banks	$971	$971	$971	$—	$—
Federal Funds sold	500	500	—	500	—
Securities purchased under agreements to resell	4,550	4,550	—	4,550	—
Held-to-maturity securities	7,917	8,618	—	6,981	1,637
Advances	23,489	23,586	—	23,586	—
MPF Loans held in portfolio, net	7,695	8,269	—	8,069	200
Accrued interest receivable	93	93	—	93	—
Financial Liabilities-
Deposits	$(544)	$(544)	$—	$(544)	$—
Consolidated obligation discount notes	(31,089)	(31,089)	—	(31,089)	—
Consolidated obligation bonds	(31,987)	(32,645)	—	(32,576)	(69)	[a]
Accrued interest payable	(137)	(137)	—	(137)	—
Mandatorily redeemable capital stock	(5)	(5)	(5)	—	—
Subordinated notes	(944)	(1,055)	—	(1,055)	—

[a]	Amount represents debt carried at fair value under a fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Financial Instruments Measured at Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition on a recurring basis. Financial instruments carried at fair value on a recurring basis using Level 3 inputs were immaterial at June 30, 2014. We had no level 1 instruments for either period presented.

As of June 30, 2014	Level 2		Level 3		Netting Adjustment		Total Fair Value
Financial assets -
Trading securities:
U.S. Government & other government related	$1,613		$—		$—		$1,613
GSE residential MBS	69		—		—		69
Governmental-guaranteed residential MBS	2		—		—		2
Trading securities	1,684		—		—		1,684
Available-for-sale securities:
U.S. Government & other government related	547		—		—		547
FFELP ABS	6,586		—		—		6,586
GSE residential MBS	11,143		—		—		11,143
Government-guaranteed residential MBS	2,560		—		—		2,560
Private-label residential MBS	—		73		—		73
Available-for-sale securities	20,836		73		—		20,909
Advances	40		—		—		40
Derivative assets	723	[a]	17	[a]	(704)	[b]	36
Total financial assets at fair value	$23,283		$90		$(704)		$22,669
Level 3 as a percent of total assets at fair value			0.4%

Financial liabilities -
Consolidated obligation bonds	$(4,235)		$(67)	[c]	$—		$(4,302)
Derivative liabilities	(1,774)	[a]	—		1,712	[b]	(62)
Total financial liabilities at fair value	$(6,009)		$(67)		$1,712		$(4,364)
Level 3 as a percent of total liabilities at fair value			1.5%

Table continued on next page.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2013	Level 2		Level 3		Netting Adjustment		Total Fair Value
Financial assets -
Trading securities:
U.S. Government & other government related	$1,823		$—		$—		$1,823
GSE residential MBS	74		—		—		74
Governmental-guaranteed residential MBS	2		—		—		2
Trading securities	1,899		—		—		1,899
Available-for-sale securities:
U.S. Government & other government related	588		—		—		588
FFELP ABS	6,803		—		—		6,803
GSE residential MBS	11,382		—		—		11,382
Government-guaranteed residential MBS	2,691		—		—		2,691
Private-label residential MBS	—		72		—		72
Available-for-sale securities	21,464		72		—		21,536
Advances	30		—		—		30
Derivative assets	712	[a]	19	[a]	(696)	[b]	35
Total financial assets at fair value	$24,105		$91		$(696)		$23,500
Level 3 as a percent of total assets at fair value			0.4%

Financial liabilities -
Consolidated obligation discount notes	(75)		—		—		(75)
Consolidated obligation bonds	(1,021)		(69)	[c]	—		(1,090)
Derivative liabilities	(1,959)	[a]	—		1,851	[b]	(108)
Total financial liabilities at fair value	$(3,055)		$(69)		$1,851		$(1,273)
Level 3 as a percent of total liabilities at fair value			5.4%

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

Level 3 Disclosures for Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
There have been no significant changes in assets and liabilities that are measured at fair value on the statements of condition using significant unobservable inputs (Level 3) in the six months ended June 30, 2014, or 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are subject to being measured at fair value as a result of becoming impaired during the reporting period or in the case of REO when fair value declines during the reporting period. If available, broker price opinions are used to measure impaired MPF Loans or REO. If a current broker price opinion is not available, we estimate fair value based on current actual loss severity rates we have incurred on sales, excluding any estimated selling costs. See Note 8 - Allowance for Credit Losses for further details. Significant increases (decreases) in the loss severity rate input in isolation may result in a significantly lower (higher) fair value measurement.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The table below presents assets that are measured at fair value on a nonrecurring basis in our statements of condition only as of the dates shown.

	June 30, 2014	December 31, 2013
	Level 3	Level 3
Impaired MPF Loans	$176	$200
Real estate owned	10	10
Total non-recurring assets	$186	$210

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

The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option:

	June 30, 2014			June 30, 2013
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$30	$(3,408)	$—	$9	$(1,250)	$(75)
New transactions elected for fair value option	10	(2,275)	—	20	(2,300)	—
Maturities and extinguishments (if any)	—	1,455	—	—	1,000	—
Net gain (loss) on instruments held at fair value	—	(3)	—	—	2	—
Change in accrued interest and other	—	(4)	—	—	—	—
Balance end of period	$40	$(4,235)	$—	$29	$(2,548)	$(75)

For the six months ended
Balance beginning of period	$30	$(1,021)	$(75)	$9	$(1,251)	$—
New transactions elected for fair value option	10	(4,935)	—	20	(2,550)	(75)
Maturities and extinguishments (if any)	—	1,725	75	—	1,250	—
Net gain (loss) on instruments held at fair value	—	1	—	—	3	—
Change in accrued interest and other	—	(5)	—	—	—	—
Balance end of period	$40	$(4,235)	$—	$29	$(2,548)	$(75)
The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	June 30, 2014			December 31, 2013
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$39	$40	$1	$29	$30	$1
Consolidated obligation discount notes	—	—	—	75	75	—
Consolidated obligation bonds	4,220	4,235	15	1,020	1,021	1

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The table below shows our commitments outstanding, which represent off-balance sheet obligations, for the periods presented.

	June 30, 2014					December 31, 2013
As of	Expire within one year		Expire after one year		Total	Expire within one year		Expire after one year		Total
Unsettled consolidated obligation bonds	$335		$—		$335	$220		$—		$220
Unsettled consolidated obligation discount notes	—		—		—	1,000		—		1,000
Member standby letters of credit	1,148		733	[a]	1,881	1,407		696	[a]	2,103
Housing authority standby bond purchase agreements	169		233		402	149		258		407
MPF Program mortgage purchase commitments	172		—		172	103		—		103
Unresolved repurchasable loans and indemnifications to Fannie Mae for MPF Xtra loans	59	[b]	—		59	56	[b]	—		56
Committed unused member lines of credit	4,000	[c]	—		4,000	—		—		—
Advance commitments	211		9		220	125		101		226
Commitments	$6,094		$975		$7,069	$3,060		$1,055		$4,115

[a]	Contains $547 million and $495 million of member standby letters of credit at June 30, 2014, and December 31, 2013, which were renewable annually.

[b]
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

[c]
A committed unused member line of credit is an agreement that provides our members with the option to take multiple advances up to a specified maximum amount, subject to certain conditions. Portions repaid may be reborrowed under the same arrangement.

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

As of	June 30, 2014	December 31, 2013
Assets - Advances	$210	$2,546
Liabilities - Deposits	29	27
Equity - Capital Stock	17	188

Other FHLBs

From time to time, we borrow from, or lend to, other FHLBs at market rates.  At June 30, 2014, we had an outstanding borrowing from another FHLB in the amount of $120 million, which was an overnight borrowing maturing the following business day. Material amounts of transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Selected statements of condition data
Total investments [a]	$36,125	$41,414	$36,402	$32,731	$37,398
Advances	24,782	22,372	23,489	14,843	16,663
MPF Loans held in portfolio, gross	6,913	7,318	7,724	8,223	8,904
Less: allowance for credit losses	(19)	(24)	(29)	(32)	(34)
Total assets	68,057	72,039	68,797	61,120	63,502
Consolidated obligations, net -
Discount notes	23,795	26,889	31,089	19,519	21,583
Bonds	38,021	39,183	31,987	35,840	36,239
Total capital stock	1,796	1,705	1,670	1,563	1,540
Total retained earnings	2,198	2,107	2,028	1,991	1,917
Total capital	4,234	3,970	3,765	3,606	3,488
Other selected data at period end
MPF Xtra loans outstanding [b]	$14,161	$14,040	$13,964	$13,677	$13,219
FHLB systemwide consolidated obligations (par)	799,980	753,940	766,837	720,725	704,504
Number of members	758	752	759	751	750
Total employees (full and part time)	401	370	355	353	350
Selected statements of income data
Net interest income after provision for credit losses	$122	$130	$120	$119	$100
Total non-interest gain (loss)	13	(10)	(27)	(10)	35
Total non-interest expense	31	30	49	26	(25)
Net income	94	81	39	75	149
Other selected data during the periods ended
MPF Xtra loan volume funded - total system	$466	$376	$632	$912	$1,436
MPF Xtra loan volume funded - Chicago PFIs	213	166	261	405	714
Selected annualized ratios
Total regulatory capital ratio	5.88%	5.30%	5.38%	5.82%	5.45%
Market value of equity to book value of equity	117%	115%	116%	111%	110%
Total investments as a percent of total assets	53%	57%	53%	54%	59%
Advances as a percent of total assets	36%	31%	34%	24%	26%
MPF Loans held in portfolio, net as a percent of total assets	10%	10%	11%	13%	14%
Dividend rate on class B1 capital stock-period paid	1.50%	1.30%	1.30%	0.30%	0.30%
Dividend rate on class B2 capital stock-period paid	0.50%	0.30%	0.30%	0.30%	0.30%
Return on average assets - Quarter	0.52%	0.46%	0.25%	0.50%	0.90%
Return on average assets - Year-to-date	0.49%	0.46%	0.53%	0.62%	0.68%
Return on average equity - Quarter	9.10%	8.46%	4.27%	8.51%	16.77%
Return on average equity - Year-to-date	8.77%	8.46%	9.69%	11.58%	13.14%
Average equity to average assets	5.76%	5.46%	5.78%	5.87%	5.35%
Net yield on average interest-earning assets	0.67%	0.74%	0.77%	0.81%	0.60%
Return on average Regulatory Capital spread to three month LIBOR index	9.51%	8.54%	4.14%	8.20%	17.10%
Dividend payout ratio	3.19%	2.47%	5.13%	1.33%	1.34%

[a]	Total investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2014 Financial Highlights

•
We recorded net income of $94 million for the second quarter of 2014, down from $149 million in the second quarter of 2013, a quarter in which we recognized a $50 million gain from the reversal of the previous charge relative to our Community First Fund.

•
We recognized a decline in interest expense of $56 million during the second quarter of 2014 compared to the second quarter of 2013, due in large part to our fourth quarter 2013 repurchase and extinguishment of certain higher-cost debt. This contributed to our net interest income increasing by $22 million during the second quarter of 2014 compared to the same period in 2013.

•
Gains on derivatives and hedging activities were $2 million in the second quarter of 2014 compared to gains of $28 million during the second quarter of 2013, primarily as a result of less volatile hedging costs, which is consistent with hedging strategies of our more simplified balance sheet.

•	Total assets declined $4 billion during the second quarter of 2014, to $68 billion at June 30, 2014, as our investments and MPF Loans continued to pay down.

•	We remained in compliance with all of our regulatory capital requirements.

Summary and Outlook

We reached $2.2 billion in retained earnings as of June 30, 2014. Our strong pool of retained earnings acts as a layer of protection for members’ stock investment in the Bank and allows us to be available during all economic scenarios to support members and their communities. We have also focused on ways to help our members benefit from our growing financial strength. Last year, we initiated a program we called the Reduced Capitalization Advances Program (RCAP) which proved popular with many members. On July 28, 2014, we announced that we will offer the RCAP again beginning in the third quarter as further discussed in Capital Resources on page 50.

On July 22, 2014, our Board of Directors declared a cash dividend for both the average activity-based capital stock (Class B1) and average membership-based capital stock (Class B2), based on the Bank’s preliminary financial results for the second quarter of 2014. The dividend declared per share of Class B1 activity stock was at an annualized rate of 1.50%. The dividend declared per share of Class B2 membership stock was at an annualized rate of 0.50%.

In the second quarter, we also made progress on two important member-focused initiatives that we believe will provide our members with long-term benefits:

•
Supporting Our Members by Supporting Their Communities. As a result of an ongoing dialogue over the past few years with our members, we have started shifting toward a more holistic approach to building healthy communities. This approach includes our traditional affordable housing programs and products as well as the Community First™ Fund and outreach to Community Development Financial Institutions. We announced in June that the Wisconsin Women’s Business Initiative Corporation (WWBIC) has been selected as the first partner in our Community First Fund and will receive a $1.25 million 10-year loan. Among the unique features of the $50 million Community First Fund is its capacity to support economic development in addition to our traditional emphasis on affordable housing. WWBIC is an organization committed to economic development in both urban and rural areas across Wisconsin. WWBIC will use its funding to provide lending capital for small business development and to offer micro-loans to businesses that may not qualify for traditional loans from financial institutions.

•
Improving Access to the Secondary Mortgage Market. Even though our approach to community investment has evolved, our goals remain the same: To build the member-focused Bank and to build the MPF Program platform to support community lenders in Illinois, Wisconsin, and across the U.S. This platform provides members that participate in the MPF Program access to the secondary mortgage market through a growing number of outlets and investors. In June, for example, we announced a partnership with Redwood Trust to offer the new MPF Direct product, which will help members offer high-balance, fixed-rate loans to their customers.

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

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	June 30, 2014			June 30, 2013			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$11,441	$3	0.10%	$10,882	$2	0.07%	$—	$1	$1
Investment securities	28,776	218	3.03%	29,517	233	3.16%	(6)	(9)	(15)
Advances	23,700	38	0.64%	15,437	42	1.09%	23	(27)	(4)
MPF Loans held in portfolio	6,985	86	4.92%	9,087	103	4.53%	(24)	7	(17)
Total Interest Income on Assets	70,902	345	1.95%	64,923	380	2.34%	(7)	(28)	(35)
Consolidated obligation discount notes	26,152	66	1.01%	24,862	74	1.19%	4	(12)	(8)
Consolidated obligation bonds	40,185	147	1.46%	35,901	193	2.15%	23	(69)	(46)
Subordinated notes	944	13	5.51%	1,000	15	6.00%	(1)	(1)	(2)
Total Interest Expense on Liabilities	67,281	226	1.34%	61,763	282	1.83%	26	(82)	(56)
Net yield on interest-earning assets	$70,902	$119	0.67%	$64,923	$98	0.60%	$(33)	$54	$21

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	June 30, 2014			June 30, 2013			Increase (decrease) due to
For the six months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$10,171	$4	0.08%	$11,097	$6	0.11%	$(1)	$(1)	$(2)
Investment securities	29,641	445	3.00%	30,780	478	3.11%	(18)	(15)	(33)
Advances	22,939	77	0.67%	14,664	83	1.13%	47	(53)	(6)
MPF Loans held in portfolio	7,195	174	4.83%	9,468	216	4.56%	(52)	10	(42)
Total Interest Income on Assets	69,946	700	2.00%	66,009	783	2.37%	(24)	(59)	(83)
Consolidated obligation discount notes	27,165	133	0.98%	27,081	151	1.12%	—	(18)	(18)
Consolidated obligation bonds	38,311	294	1.53%	34,902	392	2.25%	38	(136)	(98)
Subordinated notes	944	27	5.72%	1,000	29	5.80%	(2)	—	(2)
Total Interest Expense on Liabilities	66,420	454	1.37%	62,983	572	1.82%	36	(154)	(118)
Net yield on interest-earning assets	$69,946	$246	0.70%	$66,009	$211	0.64%	$(60)	$95	$35

Net interest income changed mainly due to the following:

•
Investment income declined primarily due to the decline in average investment balances as securities matured or paid down. We continue to operate under an FHFA-required Board resolution to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days. For further information, see Investment Securities on page 47. This decline is partially offset by continued accretion of expected improvements in the present value of cash flows associated with securities that were previously charged with credit related OTTI. For the three and six months ended June 30, 2014, we recorded interest income of $14 million and $28 million due to such accretion. For the comparable periods in 2013, accretion was $9 million and $16 million. Future accretion is dependent upon how estimated market conditions may impact the projected cash flows, and may vary from past experience.

•
Interest income from advances decreased primarily due to a decline in prepayment fees compared to the same periods in 2013 as detailed in Note 4 - Interest Income and Interest Expense to the financial statements. Excluding the effect of prepayment fees, interest income from advances increased slightly, but with large offsetting changes in volume and rates. Increased volume was partially the result of a Reduced Capitalization Advance Program (RCAP) we offered during the fourth quarter of 2013 to lower the cost of borrowing by providing term advances at a reduced capital stock requirement. The effect of increased volume was offset by a continued decline in rates on advances. See Note 6 - Advances to the financial statements for details on advance maturities.

•
Interest income from MPF Loans continued to decline as expected due to the decreased volume of MPF Loans outstanding, a result of our current business strategy to limit the concentration of our MPF Loan portfolio relative to our total assets. The increase in yield was primarily due to reduced amortization of basis adjustments on closed hedges on MPF Loans. See MPF Loans Held in Portfolio, Net on page 48 for further details.

•
Interest expense decreased primarily as a result of our fourth quarter 2013 repurchase and retirement of long term consolidated obligation bonds that were carrying high interest rates. These bonds were replaced with significantly lower-rate funding. Market rates on our short term discount notes also declined for the periods presented.

Net interest income is also impacted by fair value and cash flow hedging activity. The extended low interest rate environment continued to result in negative net interest settlements attributable to open derivative hedging activity. The amortization of hedge adjustments of closed derivative hedging activity into net interest income also reduced net interest income. For further details see the tables of Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 44 and 45.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Trading securities	$(7)	$(3)	$(12)	$(9)
Derivatives and hedging activities	2	28	(12)	30
Instruments held under fair value option	(3)	2	1	3
Litigation settlement awards	17	—	17	—
Other, net	4	8	9	12
Total non-interest gain (loss)	$13	$35	$3	$36

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. We reached settlements with several of the defendants during the second quarter of 2014, as reflected above. We continue to pursue litigation related to these matters. We cannot predict to what extent we will be successful in this remaining litigation. See Item 3. Legal Proceedings on page 61 for further details.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option

Gains (losses) on derivatives and hedging activities were lower in 2014 compared to 2013, primarily as a result of less volatile hedging costs, which is consistent with hedging strategies of our more simplified balance sheet along with a more stable economy. Details on the impact of these items, which include hedge ineffectiveness and economic hedge activity, are detailed in the following tables.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended June 30, 2014
Amortization/accretion	1	—	(4)	—	(6)	(9)
Net interest settlements	(20)	(35)	—	(61)	65	(51)
Total recorded in net interest income	(19)	(35)	(4)	(61)	59	(60)
Fair value hedges - ineffectiveness net gain (loss)	2	(2)	—	—	(6)	(6)
Economic hedges - net gain (loss)	—	—	8	—	—	8
Total recorded derivatives & hedging activities	2	(2)	8	—	(6)	2
Instruments held under fair value option	—	—	—	—	(3)	(3)
Total net effect gain (loss) of hedging activities	$(17)	$(37)	$4	$(61)	$50	$(61)

Three months ended June 30, 2013
Amortization/accretion	3	—	(9)	(1)	(7)	(14)
Net interest settlements	(17)	(35)	—	(67)	55	(64)
Total recorded in net interest income	(14)	(35)	(9)	(68)	48	(78)
Fair value hedges - ineffectiveness net gain (loss)	3	6	—	—	—	9
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	2	—	2
Economic hedges - net gain (loss)	—	—	17	—	—	17
Total recorded derivatives & hedging activities	3	6	17	2	—	28
Instruments held under fair value option	—	—	—	—	2	2
Total net effect gain (loss) of hedging activities	$(11)	$(29)	$8	$(66)	$50	$(48)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Six months ended June 30, 2014
Amortization/accretion	3	—	(9)	(1)	(11)	(18)
Net interest settlements	(40)	(70)	—	(122)	126	(106)
Total recorded in net interest income	(37)	(70)	(9)	(123)	115	(124)
Fair value hedges - ineffectiveness net gain (loss)	4	(3)	—	—	(13)	(12)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(1)	—	—	(1)
Total recorded derivatives & hedging activities	4	(3)	(1)	1	(13)	(12)
Instruments held under fair value option	—	—	—	—	1	1
Total net effect gain (loss) of hedging activities	$(33)	$(73)	$(10)	$(122)	$103	$(135)

Six months ended June 30, 2013
Amortization/accretion	5	—	(19)	(2)	(14)	(30)
Net interest settlements	(34)	(69)	—	(134)	102	(135)
Total recorded in net interest income	(29)	(69)	(19)	(136)	88	(165)
Fair value hedges - ineffectiveness net gain (loss)	6	7	—	—	(2)	11
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	3	—	3
Economic hedges - net gain (loss)	—	—	16	—	—	16
Total recorded derivatives & hedging activities	6	7	16	3	(2)	30
Trading securities - hedged	—	(4)	—	—	—	(4)
Instruments held under fair value option	—	—	—	—	3	3
Total net effect gain (loss) of hedging activities	$(23)	$(66)	$(3)	$(133)	$89	$(136)

Most of our total net effect from hedging activities was recorded as components in net interest income. This was primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedge relationships that were closed (de-designated) at some point in the past but where the derivative instrument is still outstanding.

Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Compensation and benefits	$16	$14	$32	$28
Other operating expenses	12	11	22	20
FHFA	1	1	2	2
Office of Finance	1	1	2	2
Other community investment	—	(50)	—	(50)
Other	1	(2)	3	(2)
Total non-interest expense	$31	$(25)	$61	$—

Compensation and benefits increased in 2014 as compared to the same periods in 2013. We had 401 employees as of June 30, 2014, compared to 350 as of June 30, 2013, which includes 28 and 13 interns, respectively. We are adding employees as we continue to build a member-focused bank with the goal of innovating, and then delivering, new products and services while also building the MPF Program platform to support community lenders by providing them with access to the secondary mortgage market to sell the loans that they originate.

The approvals for our Community First Fund resulted in our recognizing $50 million in earnings in the second quarter of 2013, which represents the reversal of the $50 million charge previously recognized in the fourth quarter of 2011. This reversal was recognized through non-interest expenses, the same account where the original charge was recorded.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities	$81	$(352)	136	(437)
Non-credit OTTI on available-for-sale securities	—	2	—	8
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale	—	—	—	1
Non-credit OTTI on held-to-maturity securities	14	16	28	31
Net unrealized gain (loss) on cash flow hedges	(15)	235	6	320
Post retirement plans	2	—	3	1
Other comprehensive income (loss)	$82	$(99)	173	(76)

Net unrealized gain (loss) on available-for-sale securities

The unrealized gains in 2014 resulted from a decrease in longer-term market interest rates compared to 2013, when rates were increasing. We have substantial unrealized gains on our AFS securities portfolio. These unrealized gains will only be realized into net income if we sell our AFS securities before maturity. If we do not sell these securities, the gains will eventually reverse when they mature.

Non-credit OTTI on held-to-maturity securities

Over the past several years we have accreted back into the carrying amount of these securities a portion of the previously incurred non-credit related OTTI that we recorded during the financial crisis. As these securities approach maturity, we expect these unrealized losses to continue to reverse as principal and interest from the securities are received over time, barring any further credit-related impairment.

Total net unrealized gain (loss) on cash flow hedges

The decrease in net unrealized gain (loss) on cash flow hedges is due to the flattening of the yield curve relative to 2013. While market interest rates decreased on the longer term end of the interest rate yield curve, shorter term rates were relatively stable. Our cash flow hedges are more sensitive over the longer term duration. We still have a substantial unrealized loss position in AOCI related to these cash flow hedges.

For details on the above items, see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2014	December 31, 2013
Cash and due from banks, Federal Funds sold, securities purchased under agreement to resell, and interest bearing deposits	$6,328	$6,021
Investment securities	29,820	31,352
Advances	24,782	23,489
MPF Loans held in portfolio, net	6,894	7,695
Other	233	240
Total assets	$68,057	$68,797
Consolidated obligation discount notes	$23,795	$31,089
Consolidated obligation bonds	38,021	31,987
Subordinated notes	944	944
Other	1,063	1,012
Total liabilities	63,823	65,032
Capital stock	1,796	1,670
Total retained earnings	2,198	2,028
Accumulated other comprehensive income (loss)	240	67
Total capital	4,234	3,765
Total liabilities and capital	$68,057	$68,797

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

At the end of the first quarter of 2014 as compared to the end of 2013, we increased our liquidity position in an effort to protect against potential short-term funding challenges posed by the political and economic climate that may have materialized. As conditions improved in the second quarter we reduced our liquidity position to more usual amounts. Overnight rates remained at very low levels during the first half of 2014.

Investment Securities
A majority of our investment securities are classified as available-for-sale. Investment securities declined as securities matured or paid down. We continue to operate under an FHFA required Board resolution to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At June 30, 2014, our MBS portfolio was 4.59 times our total regulatory capital and our advances represented 36% of our total assets, thus we expect our portfolios to continue to decline over time as a result of this limitation.

Advances

Member demand for advances increased slightly during the second quarter of 2014 compared to December 31, 2013. In late 2013, we announced reduced capital stock requirements (RCAP) for certain advance offerings and members have taken advantage of these benefits to lower their cost of borrowing by increasing advances. On July 28, 2014, we announced that we will offer the RCAP again beginning in the third quarter of 2014.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net

MPF Loans continued to decline as expected, a result of our current business strategy to limit the concentration of our MPF Loan portfolio relative to our total assets. The rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages, which has slowed as mortgage rates have risen from their historical lows in 2012. Borrowers are not refinancing their existing loans at the same pace as they had previously. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany fluctuation in mortgage rates.

When an MPF Loan prepays, any remaining basis adjustment on a closed hedge related to that loan is immediately recognized. This may cause volatility in interest income as mortgage prepayment activity fluctuates with interest rates. The following table summarizes our net premium and closed hedge basis adjustments on MPF Loans. We currently have no open hedges on MPF Loans. As the closed basis adjustments get amortized, the amount of amortization declines over time. Since this amortization is recorded into interest income, a reduction in amortization results in an increase in the apparent yield as seen in Net Interest Income on page 42 and 43.

	June 30, 2014	June 30, 2013
For the three months ended
Net premium amortization	$1	$3
Net amortization of closed basis adjustments	3	10

For the six months ended
Net premium amortization	$3	$6
Net amortization of closed basis adjustments	8	19

As of	June 30, 2014	December 31, 2013
Net premium balance on MPF Loans	$26	$29
Cumulative basis adjustments closed portion	58	66
MPF Loans, unpaid principal balance	6,831	7,631
Premium balance as a percent of MPF Loans	0.38%	0.38%

In addition to MPF Loans we hold in portfolio, we also buy, and concurrently resell to Fannie Mae, MPF Xtra loans on behalf of our PFIs and the PFIs of other MPF Banks. For more details see Selected Financial Data on page 38.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2014, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 49 in our 2013 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of June 30, 2014, our overnight liquidity was $9.1 billion or 13% of total assets, giving us an excess overnight liquidity of $6.8 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2014, we had excess liquidity of $26.2 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $17.3 billion as of June 30, 2014.

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

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the six months ended June 30, 2014, net cash provided (used) by operating activities was $333 million. This resulted from net income adjusted for non-cash adjustments, primarily gains due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the six months ended June 30, 2014, net cash provided (used) by investing activities was $83 million. This resulted primarily from a decline in total investment securities and principal collected on MPF Loans offset by new advances, which is consistent with our objective to transition to our primary business of making advances to our members. We also increased our liquid assets to facilitate our ability to fund member advance requests.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the six months ended June 30, 2014, net cash provided (used) in our financing activities was $(1.364) billion. This was primarily driven by net issuances of consolidated obligation bonds partially offset by paydowns of our consolidated obligation discount notes. The cash flows from financing activities highlight our shift from short-term to long-term financing as a result of expected market interest rates.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Shorter term discount notes declined significantly during the first six months as we issued more attractively-priced, longer-termed consolidated obligation bonds.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

Six months ended June 30,	2014	2013
Discount notes	$(7,293)	$(9,676)
Bonds	5,730	4,081
Total consolidated obligations	$(1,563)	$(5,595)

Conditions in Financial Markets

During the second quarter of 2014, the Federal Reserve continued to reduce purchases of both U.S. Treasuries and MBS securities by an additional $5 billion at the April and June Federal Open Market Committee meetings.  Despite the continued tapering, interest rates have yet to increase significantly as geopolitical events in the Ukraine and the Middle East and European Central Bank monetary easing have driven demand for U.S. Treasuries.  The 10-year Treasury rate closed the quarter at 2.53%, which was 19 basis points below the end of the first quarter.

Capital Resources

Capital Rules and Minimum Capital Requirements

For a description of our current capital rules and minimum capital requirements, see Note 11 – Capital Stock and Mandatorily Redeemable Capital Stock to the financial statements. As of the date of this filing, we have managed our capital base and assets to remain in compliance with our minimum capital requirements.

Reduced Capital Advance Program

On July 28, 2014, we announced a second offering under our Reduced Capitalization Advance Program (RCAP) that will allow members to borrow one or more advances with an activity stock requirement of only 2.0% for the life of the advance instead of the 5.0% requirement under our capital plan's general provisions, if the new advances represented an incremental increase in a member's overall level of advances and had maturity dates of at least one year. We plan to make $5 billion in RCAP advances available through this offering from August 15, 2014 through November 17, 2014.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

	June 30, 2014	December 31, 2013	Change
Capital stock	$1,796	$1,670	$126
Total retained earnings	2,198	2,028	170
Total permanent capital	3,994	3,698	296
Accumulated other comprehensive income (loss)	240	67	173
Total GAAP capital	$4,234	$3,765	$469

Capital Stock	$1,796	$1,670	$126
MRCS	5	5	—
Total retained earnings	2,198	2,028	170
Regulatory capital	$3,999	$3,703	$296

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

On July 22, 2014, our Board of Directors declared a cash dividend at an annualized rate of 1.50% per share of Class B1 activity stock and 0.50% per share of Class B2 membership stock, based on our preliminary financial results for the second quarter of 2014. Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results and any other factors the Board determines to be relevant, and be reviewed in accordance with the Board's resolution and our Retained Earnings and Dividend Policy.

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

Overnight Indexed Swaps (OIS)

We are currently working to enhance our operational capability of valuing certain collateralized derivatives using an overnight index swap (OIS) discount curve within our formal internal control environment. At this time, we do not expect to operationally implement using the OIS curve to determine the fair value of our derivative contracts until later in 2014. In the meantime, we continue to use the LIBOR swap curve to discount cash flows when determining the fair values of our derivative contracts. As of June 30, 2014, we performed an analysis of the effect of using the OIS curve to ensure the valuations derived using the LIBOR swap curve were materially consistent with the fair value measurement guidance provided under GAAP. In this regard, we believe that our LIBOR-based valuations of our derivatives portfolio produced fair values that were materially reflective of exit prices by market participants. Further, we assessed the potential effect on our hedge accounting and determined that the effect of using the LIBOR swap curve instead of the OIS curve is not material as of June 30, 2014.

Critical Accounting Estimates

Other-Than-Temporary Impairment (OTTI)

We recorded no OTTI for the three months ended June 30, 2014 based on the base case (best estimate) scenario as discussed in Note 5 - Investment Securities. Testing our portfolio under an adverse case scenario (short-term housing price forecast decreased five percentage points relative to the base case, followed by a recovery path that is 33.0% lower than the base case) resulted in no significant credit related OTTI.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Member Credit Outstanding

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating reflects our assessment of the default risk associated with a member rather than the risk of loss on the credit outstanding.  We manage our credit risk through collateral controls and, based on our risk rating, increase over-collateralization requirements as a member deteriorates.  As a result, we have never suffered a credit loss from a member default. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Of the total credit outstanding, $24.8 billion were advances and $1.9 billion were letters of credit at June 30, 2014, compared to $23.5 billion and $2.1 billion at December 31, 2013.

	June 30, 2014					December 31, 2013
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	467	92%	$26,320	99%	$70,688	455	90%	$25,262	98%	$52,465
4	11	2%	132	—%	257	16	3%	136	1%	809
5	28	6%	251	1%	420	35	7%	307	1%	489
Total	506	100%	$26,703	100%	$71,365	506	100%	$25,705	100%	$53,763

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

Unsecured Short-Term Investments Credit Exposure

We face credit risk on our unsecured short-term investment portfolio that we maintain to provide funds to meet the credit needs of our members and to maintain liquidity. See Liquidity on page 49 for a discussion of our liquidity management. Our policy permits unsecured credit investments that can have maturities up to nine months and can consist of commercial paper, certificates of deposit, and Federal Funds sold.

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

As of June 30, 2014	AA	A	BBB	Unrated	Total
Domestic U.S. - Interest-Bearing Deposits	$—	$560	$—	$—	$560
Domestic U.S. - Fed Funds Sold	—	—	275	20	295
U.S. branches and agency offices of foreign commercial banks:
Canada - Fed Funds Sold	—	1,000	—	—	1,000
Australia - Fed Funds Sold	500	—	—	—	500
Total unsecured credit exposure	$500	$1,560	$275	$20	$2,355

In the above table no investments were longer than of overnight duration; $698 million were with members.

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

As of June 30, 2014	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$2,010	$(742)	$222	$1,490

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

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

Mortgage Repurchase Risk

We are exposed to mortgage repurchases in connection with our sale of MPF Xtra loans to Fannie Mae under the MPF Xtra product. If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase an ineligible MPF Xtra loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Xtra loan is viable, we may require the PFI to repurchase that loan from us or indemnify us for related losses. For the three and six months ended June 30, 2014, we have repurchased $9 million and $15 million, of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs we incurred no material losses on these loans. As of June 30, 2014, we have $59 million related to mortgage loans that represent unresolved claims with Fannie Mae, see Note 14 - Commitments and Contingencies to the financial statements. Specifically, we believe a repurchase request from Fannie Mae may occur; however, it is still uncertain if or when Fannie Mae will request us to repurchase these mortgage loans.

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

Based on these factors we recognized a mortgage repurchase liability to Fannie Mae of less than $1 million as of June 30, 2014. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (i.e., PFIs). As a result, we did not recognize a loss in our statements of income related to MPF Xtra loan repurchase or indemnification risk to Fannie Mae.

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

As of June 30, 2014, we believe the estimate of reasonably possible losses is zero, as we believe it is probable that we would recover such reasonably possible losses from third parties. We may require PFIs to collateralize repurchase obligations and indemnifications on the basis of their credit condition and size of their repurchase obligation or indemnification. See Risk Factors on pages 27-28 in our 2013 Form 10-K of risks and trends related to our mortgage repurchase liability.

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

Bilateral Derivatives. We are subject to credit risk due to nonperformance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to a counterparty depends on the credit rating of that counterparty. The counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of June 30, 2014.

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because individual counterparties are replaced by the central clearinghouse counterparty and collateral is posted daily for changes in the value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2014.

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

The following table presents our derivative positions with credit exposure. Rating used was the lowest rating among the three largest NRSROs.

	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged	Non-cash Collateral Pledged [a]	Net Credit Exposure to Counterparties
As of June 30, 2014
Non-member counterparties -
Asset positions with credit exposure -
Bilateral derivatives -
AA rated	$1	$—	$—	$1
A rated	8	(7)	—	1
Liability positions with credit exposure -
Bilateral derivatives -
AA rated	$(56)	$56	$—	$—
Cleared derivatives	(108)	106	54	52
Total non-member counterparties	(155)	155	54	54
Member institutions	5	—	—	5
Total	$(150)	$155	$54	$59

As of December 31, 2013
Non-member counterparties -
Asset positions with credit exposure -
Cleared derivatives	$14	$(13)	$32	$33
Member institutions	3	—	—	3
Total	$17	$(13)	$32	$36

[a]	Non-cash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the clearinghouses for cleared derivatives.

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

Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

•
require institutional prime money market funds to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	include enhanced diversification, disclosure and stress-testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds;

The final regulations do not change the existing regulatory treatment of FHLB consolidated obligations as liquid assets. FHLB consolidated discount notes continue to be included in the definition of “daily liquid assets”, and the definition of “weekly liquid assets” continues to include FHLB consolidated discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLB consolidated obligations is unknown.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2014
Advances	$(3)	$—	$—	$(7)	$—
MPF Loans	—	(5)	(3)	(2)	1
Mortgage Backed Securities	(7)	(1)	(1)	(8)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	11	17	—	10	—
Derivatives	—	(13)	—	—	—
Total	$—	$(2)	$(4)	n/m	$1

As of December 31, 2013
Advances	$(3)	$—	$—	$(7)	$—
MPF Loans	(2)	(6)	(2)	(3)	1
Mortgage Backed Securities	(7)	(3)	(1)	(9)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	13	22	—	12	—
Derivatives	1	(17)	—	—	—
Total	$1	$(4)	$(3)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As noted in the above table, our sensitivity to changes in implied volatility was $(2) million as of June 30, 2014, compared to $(4) million at December 31, 2013. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of June 30, 2014			As of December 31, 2013
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
4.4	0.4	0.4	5.9	1.0	-0.9

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of June 30, 2014, our duration gap was 0.3 months, compared to 0.7 months as of December 31, 2013.

As of June 30, 2014, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $721 million, and our market value of equity to book value of equity ratio was 117%. At December 31, 2013, our fair value surplus was $588 million and our market value of equity to book value of equity ratio was 116%. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed starting on page F-47 in our 2013 Form 10-K.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	June 30, 2014		December 31, 2013
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$138.7	$(185.0)	$149.3	$(185.0)
-100 bp	38.9	(77.5)	62.3	(77.5)
-50 bp	14.8	(30.0)	26.5	(30.0)
-25 bp	6.3	(15.0)	12.4	(15.0)
+25 bp	(1.0)	(30.0)	(8.3)	(30.0)
+50 bp	(3.2)	(60.0)	(13.6)	(60.0)
+100 bp	(9.2)	(155.0)	(12.6)	(155.0)
+200 bp	(24.3)	(370.0)	21.7	(370.0)

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. The litigation was brought in state court in the states of Washington, California and Illinois. The Washington action has been resolved and was dismissed with prejudice on December 5, 2013. The California action has been resolved and was dismissed with prejudice on January 27, 2014. The Illinois action, which currently relates to 17 private label MBS bonds with an aggregate original principal amount of $1.43 billion, is proceeding in discovery.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 7, 2014	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 7, 2014	(Principal Financial Officer and Principal Accounting Officer)

S-1