Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Chicago
filed 2014-11-06
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
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

As of October 31, 2014, including mandatorily redeemable capital stock, registrant had 18,089,639 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$8,413	$971
Interest bearing deposits	560	—
Federal Funds sold	1,783	500
Securities purchased under agreements to resell	—	4,550
Investment securities -
Trading, $58 and $32 pledged	822	1,899
Available-for-sale	20,379	21,536
Held-to-maturity, $7,403 and $8,618 fair value	6,685	7,917
Total investment securities	27,886	31,352
Advances, $73 and $30 carried at fair value	26,766	23,489
MPF Loans held in portfolio, net of allowance for credit losses of $(16) and $(29)	6,422	7,695
Accrued interest receivable	81	93
Derivative assets	30	35
Software and equipment, net of accumulated amortization/depreciation of $(165) and $(157)	33	33
Other assets	57	79
Total assets	$72,031	$68,797
Liabilities
Deposits	$530	$544
Consolidated obligations, net -
Discount notes, $1,531 and $75 carried at fair value	30,507	31,089
Bonds, $3,213 and $1,021 carried at fair value	35,239	31,987
Total consolidated obligations, net	65,746	63,076
Accrued interest payable	200	137
Mandatorily redeemable capital stock	5	5
Derivative liabilities	54	108
Affordable Housing Program assessment payable	83	78
Other liabilities	125	140
Subordinated notes	944	944
Total liabilities	67,687	65,032
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 - putable $100 par value - 7 million and 7 million shares issued and outstanding	703	629
Class B2 - putable $100 par value - 11 million and 10 million shares issued and outstanding	1,098	1,041
Total Capital stock	1,801	1,670
Retained earnings - unrestricted	2,072	1,853
Retained earnings - restricted	232	175
Total retained earnings	2,304	2,028
Accumulated other comprehensive income (loss) (AOCI)	239	67
Total capital	4,344	3,765
Total liabilities and capital	$72,031	$68,797

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income	$333	$373	$1,033	$1,156
Interest expense	195	254	649	826
Net interest income before provision for credit losses	138	119	384	330
Reversal of allowance for credit losses	(2)	—	(8)	(2)
Net interest income	140	119	392	332

Non-interest gain (loss) on -
Trading securities	(6)	(2)	(18)	(11)
Derivatives and hedging activities	1	(11)	(11)	19
Instruments held under fair value option	10	(2)	11	1
Early extinguishment of debt	1	1	1	1
Litigation settlement awards	1	—	18	2
Other, net	4	4	13	14
Total non-interest gain (loss)	11	(10)	14	26

Non-interest expense -
Compensation and benefits	17	16	49	44
Other operating expenses	12	8	34	28
Federal Housing Finance Agency	1	1	3	3
Office of Finance	1	1	3	3
Other community investment	—	—	—	(50)
Other	(3)	—	—	(2)
Total non-interest expense	28	26	89	26

Income before assessments	123	83	317	332

Affordable Housing Program assessment	13	8	32	28

Net income	$110	$75	$285	$304

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$110	$75	$285	$304

Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities	(99)	(13)	37	(450)
Non-credit OTTI on available-for-sale securities	—	—	—	8
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale	—	1	—	2
Non-credit OTTI on held-to-maturity securities	15	15	43	46
Net unrealized gain (loss) on cash flow hedges	85	19	91	339
Post retirement plans	(2)	(1)	1	—
Other comprehensive income (loss)	(1)	21	172	(55)

Comprehensive income	$109	$96	$457	$249

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1		Capital Stock - Putable - B2		Total Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted		Restricted	Total	AOCI	Total
December 31, 2012	1	$122	15	$1,528	16	$1,650	$1,584		$107	$1,691	$107	$3,448
Total comprehensive income							244		60	304	(55)	249
Proceeds from issuance of capital stock	2	164	—	60	2	224						224
Repurchases of capital stock	—	(42)	(1)	(211)	(1)	(253)						(253)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(56)	—	(2)	(1)	(58)						(58)
Transfers between B1 and B2 capital stock	3	303	(3)	(303)
Cash dividends - class B1 (0.30% annualized rate)							—	*		—		—
Cash dividends - class B2 (0.30% annualized rate)							(4)			(4)		(4)
September 30, 2013	5	$491	11	$1,072	16	$1,563	$1,824		$167	$1,991	$52	$3,606

December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853		$175	$2,028	$67	$3,765
Total comprehensive income							228		57	285	172	457
Proceeds from issuance of capital stock	2	234	1	43	3	277						277
Repurchases of capital stock	(1)	(45)	(1)	(101)	(2)	(146)						(146)
Transfers between B1 and B2 capital stock	(1)	(115)	1	115
Cash dividends - class B1 (1.43% annualized rate)							(5)			(5)		(5)
Cash dividends - class B2 (0.43% annualized rate)							(4)			(4)		(4)
September 30, 2014	7	$703	11	$1,098	18	$1,801	$2,072		$232	$2,304	$239	$4,344

*	Less than $1 million.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Nine months ended September 30,	2014		2013
Operating-	Net cash provided by (used in) operating activities	$592		$702
Investing-	Net change Federal Funds sold	(1,283)		(689)
	Net change securities purchased under agreements to resell	4,550		4,450
	Net change interest bearing deposits	(560)		—
	Advances-
	Principal collected	188,332		203,141
	Issued	(191,556)		(203,545)
	MPF Loans held in portfolio-
	Principal collected	1,353		2,303
	Purchases	(64)		(61)
	Trading securities-
	Sales	2,002		50
	Proceeds from maturities and paydowns	867		2,136
	Purchases	(1,812)		(1,364)
	Held-to-maturity securities-
	Short-term held-to-maturity securities, net	503	[a]	630	[a]
	Proceeds from maturities	833		1,364
	Purchases	(22)		(11)
	Available-for-sale securities-
	Proceeds from maturities	1,157		843
	Proceeds from sale of foreclosed assets	76		75
	Capital expenditures for software and equipment	(8)		(9)
	Net cash provided by (used in) investing activities	4,368		9,313
Financing-	Net change deposits	(14)		(218)
	Net proceeds from issuance of consolidated obligations-
	Discount notes	924,591		526,897
	Bonds	16,891		14,397
	Payments for maturing and retiring consolidated obligations-
	Discount notes	(925,174)		(538,635)
	Bonds	(13,888)		(10,760)
	Net proceeds (payments) on derivative contracts with financing element	(46)		(53)
	Proceeds from issuance of capital stock	277		224
	Repurchase or redemption of capital stock	(146)		(253)
	Redemptions of mandatorily redeemable capital stock	—		(59)
	Cash dividends paid	(9)		(4)
	Net cash provided by (used in) financing activities	2,482		(8,464)
	Net increase (decrease) in cash and due from banks	7,442		1,551
	Cash and due from banks at beginning of year	971		3,564
	Cash and due from banks at end of period	$8,413		$5,115
Supplemental-	Capital stock reclassified to mandatorily redeemable capital stock	$—		$58
	Transfer of MPF Loans to real estate owned	51		63

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

Consolidation of Variable Interest Entities

We do not consolidate any of our investments in variable interest entities. Our investments in variable interest entities include, but are not limited to, senior interests in private label mortgage backed securities (MBS), and Family Federal Education Loan Program (FFELP) asset backed securities (ABS). We determined that we are not the primary beneficiary in any of these investments in variable interest entities as of the periods presented.  Refer to our 2013 Form 10-K Note 1 - Background and Basis of Presentation to the financial statements for further details.

Statements of Cash Flows

For purposes of the statements of cash flows, we consider only cash and due from banks as cash and cash equivalents.

Gross versus Net Presentation of Financial Instruments

We present our derivative assets and liabilities on a net basis in our statements of condition. We net cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or our counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty where we have a legal right of setoff, by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by applying against the debt an amount that our counterparty owes to us. Our right of setoff is enforceable at law. We have analyzed the enforceability of offsetting rights incorporated in our cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or our clearing agent, or both. Based on this analysis, we present a net derivative asset or liability for all of our transactions through a particular clearing agent with a particular clearinghouse.

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

We present our securities purchased under agreements to resell, if any, on a gross basis in our statements of condition. Our securities purchased under agreements to resell were fully collateralized for the periods presented based on the fair value of the underlying collateral. Separately, we do not have any securities sold under agreements to repurchase or securities borrowing or lending transactions for the periods presented.

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

Litigation Settlement Awards and related Litigation Settlement Legal Expenses
In the third quarter of 2014 we recognized $1 million in litigation settlement awards, slightly offset by litigation settlement legal expenses. Litigation settlement awards received for the nine months ended September 30, 2014 is $18 million. The awards were recorded in "Non-interest gain (loss) on - Litigation settlement awards". The expenses were recorded in "Non-interest expense - Other". These awards and expenses were recognized when realized. See page F-17 in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2013 Form 10-K for further details.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August of 2014, the FASB issued new guidance with respect to how to reclassify certain government-guaranteed mortgage loans upon foreclosure for accounting purposes. The new guidance requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure provided the conditions shown below are met.

•	The loan has a government guarantee that is not separable from the loan before foreclosure.

•
At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee and the creditor has the ability to recover under that claim.

•	At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate value is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. Our foreclosed government MPF Loans are now classified in Real Estate Owned (REO) in Other Assets. Under the new guidance, we would reclassify our government MPF Loans to a receivable account in Other Assets upon foreclosure regardless of whether or not the Bank has received legal title or a deed in lieu. We do not expect any effect on our statements of income since our credit risk on government MPF Loans is limited to whether or not the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. We expect to adopt this new guidance on a prospective basis for government MPF Loans. Specifically, government MPF Loans foreclosed on or after January 1, 2015, will be classified as a receivable rather than REO. We do not expect the new guidance to have a material effect on our operating activities or our financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June of 2014, the FASB issued new accounting guidance that changes the accounting treatment for repurchase-to-maturity transactions and repurchase financing transactions. The key provisions include, but are not limited to: requiring repurchase-to-maturity provisions to be accounted for as secured borrowings rather than as sales, requiring the initial transfer and repurchase agreement in repurchase financing transactions to be accounted for as separate rather than linked transactions, and new disclosure requirements. The new accounting guidance is effective for annual and interim reporting periods beginning January 1, 2015. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of January 1, 2015. We are in the process of determining what, if any, impact this may have on our operating activities and financial statements.

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. Financial instruments and other contractual rights within the scope of other GAAP guidance are excluded from the scope of this new revenue recognition guidance. In this regard, it is expected that a majority of our contracts with members would be excluded from the scope of this new guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January of 2014, the FASB issued new accounting guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to Real Estate Owned (REO). Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The new guidance becomes effective January 1, 2015 for interim and annual periods of the Bank. Our existing practice of reclassifying MPF Loans is consistent with this new guidance. As a result, we do not need to select a transition method and we do not believe the new guidance will have any effect on our operating activities and financial statements.
Asset Classification and Charge-off Provisions
On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 mandates a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for REO (e.g., use of appraisals). Subsequent to the issuance of AB 2012-02, the FHFA issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. We implemented the asset classification provisions effective January 1, 2014. As permitted under AB 2012-02, we will implement the charge-off provisions effective January 1, 2015 on a prospective basis. We do not anticipate the timing of our credit loss recognition to be affected by implementing AB 2012-02 given that the timing of our current credit loss recognition is based on the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000, and the guidance in AB 2012-02 considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy. We are in the process of determining the financial statement effects, if any, of implementing AB 2012-02 charge-off provisions on our operating activities and financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income -

Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$2	$1	$6	$7

Investment securities -
Trading	6	2	21	11
Available-for-sale	136	145	415	442
Held-to-maturity	72	79	223	251
Total investment securities	214	226	659	704

Advances -
Advance interest income	35	37	108	107
Advance prepayment fees, including related hedge adjustment gains (losses) of $0, $10, $0, and $10	4	17	8	30
Total Advances	39	54	116	137

MPF Loans held in portfolio, net	78	92	252	308

Total interest income	333	373	1,033	1,156

Interest expense -

Consolidated obligations -
Discount notes	68	71	201	222
Bonds	114	170	408	562
Total consolidated obligations	182	241	609	784

Subordinated notes	13	13	40	42

Total interest expense	195	254	649	826

Net interest income before provision for credit losses	138	119	384	330
Reversal of allowance for credit losses	(2)	—	(8)	(2)
Net interest income	$140	$119	$392	$332

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

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	Government Sponsored Enterprises (GSE) residential mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential MBS.

•	Private-label residential MBS.

•	State or local housing agency obligations.

Gains and losses on sales of securities are determined using the specific identification method and are included in non-interest gain (loss) on the statements of income.

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the statements of condition. We pledged $58 million of investment securities as collateral for our initial margin with derivative clearing organizations as of September 30, 2014, and $32 million as of December 31, 2013. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities. We had no material gains or losses realized from the sales of trading securities.

As of	September 30, 2014	December 31, 2013
U.S. Government & other government related	$754	$1,823
Residential MBS:
GSE	66	74
Government-guaranteed	2	2
Total Residential MBS	68	76
Trading securities	$822	$1,899

At September 30, 2014, and 2013, we had net year-to-date unrealized gains (losses) of $(4) million and $(11) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Carrying Amount and Fair Value
As of September 30, 2014
U.S. Government & other government related	$481	$30	$—	$511
FFELP ABS	6,019	435	(10)	6,444

Residential MBS:
GSE	10,371	531	(6)	10,896
Government-guaranteed	2,352	102	—	2,454
Private-label	67	7	—	74
Total Residential MBS	12,790	640	(6)	13,424
Total	$19,290	$1,105	$(16)	$20,379

As of December 31, 2013
U.S. Government & other government related	$560	$29	$(1)	$588
FFELP ABS	6,395	425	(17)	6,803

Residential MBS:
GSE	10,888	518	(24)	11,382
Government-guaranteed	2,572	119	—	2,691
Private-label	69	3	—	72
Total Residential MBS	13,529	640	(24)	14,145
Total	$20,484	$1,094	$(42)	$21,536

We had no proceeds or gains (losses) on the sale of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of September 30, 2014
U.S. Government & other government related	$1,618	$—	$1,618	$66	$(1)	$1,683
State or local housing agency	18	—	18	—	—	18

Residential MBS:
GSE	2,793	—	2,793	186	—	2,979
Government-guaranteed	1,165	—	1,165	30	—	1,195
Private-label	1,368	(277)	1,091	438	(1)	1,528
Total Residential MBS	5,326	(277)	5,049	654	(1)	5,702
Total	$6,962	$(277)	$6,685	$720	$(2)	$7,403

As of December 31, 2013
U.S. Government & other government related	$2,259	$—	$2,259	$42	$(1)	$2,300
State or local housing agency	22	—	22	—	—	22

Residential MBS:
GSE	3,193	—	3,193	186	—	3,379
Government-guaranteed	1,248	—	1,248	32	—	1,280
Private-label	1,515	(320)	1,195	444	(2)	1,637
Total Residential MBS	5,956	(320)	5,636	662	(2)	6,296
Total	$8,237	$(320)	$7,917	$704	$(3)	$8,618

We had no proceeds or gains (losses) on the sale of HTM securities for the periods presented.

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2014
FFELP ABS	$3	$—	$921	$(10)	$924	$(10)

Residential MBS:
GSE	—	—	2,033	(6)	2,033	(6)
Private-label	—	—	1	—	1	—
Total Residential MBS	—	—	2,034	(6)	2,034	(6)
Total	$3	$—	$2,955	$(16)	$2,958	$(16)

As of December 31, 2013
U.S. Government & other government related	$40	$(1)	$—	$—	$40	$(1)
FFELP ABS	22	—	969	(17)	991	(17)

Residential MBS:
GSE	—	—	3,293	(24)	3,293	(24)
Private-label	—	—	9	—	9	—
Total Residential MBS	—	—	3,302	(24)	3,302	(24)
Total	$62	$(1)	$4,271	$(41)	$4,333	$(42)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2014
U.S. Government & other government related	$14	$—	$4	$(1)	$18	$(1)
State or local housing agency	10	—	—	—	10	—
Residential MBS:
GSE	—	—	5	—	5	—
Private-label	15	—	1,435	(278)	1,450	(278)
Total Residential MBS	15	—	1,440	(278)	1,455	(278)
Total	$39	$—	$1,444	$(279)	$1,483	$(279)

As of December 31, 2013
U.S. Government & other government related	$85	$(1)	$—	$—	$85	$(1)
State or local housing agency	10	—	—	—	10	—
Residential MBS:
GSE	10	—	—	—	10	—
Private-label	—	—	1,532	(322)	1,532	(322)
Total Residential MBS	10	—	1,532	(322)	1,542	(322)
Total	$105	$(1)	$1,532	$(322)	$1,637	$(323)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of September 30, 2014	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$175	$175
Due after one year through five years	96	101	54	54
Due after five years through ten years	2	2	395	410
Due after ten years	383	408	1,012	1,062
ABS and MBS without a single maturity date	18,809	19,868	5,049	5,702
Total securities	$19,290	$20,379	$6,685	$7,403

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

Significant Inputs Used to Determine OTTI

Our analysis for OTTI on our private-label MBS includes key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Governance Committee, formed to achieve consistency among the FHLBs in their analyses of OTTI. We use the information provided to generate cash flow projections used in analyzing credit losses and determining OTTI. We are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields. Previously, long-term home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting with the second quarter of 2014, a unique path was projected for each geographic area based on an internally developed framework derived from historical data. Based on these inputs and assumptions for the three and nine months ended September 30, 2014, and 2013, we had no OTTI charges.

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

As of September 30, 2014	Unpaid Principal Balance	Amortized Cost Basis	Non-Credit OTTI	Gross Unrealized Gains	Carrying Amount	Fair Value
OTTI AFS Securities- Private-label residential MBS:
Alt-A	$98	$65	$—	$7	$72	$72

OTTI HTM Securities- Private-label residential MBS:
Prime	$1,051	$828	$(203)	$—	$625	$895
Subprime	652	407	(74)	—	333	500
Total OTTI HTM securities	$1,703	$1,235	$(277)	$—	$958	$1,395

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

	Three months ended September 30,			Nine months ended September 30,
	2014		2013	2014	2013
Beginning Balance	$649		$701	$677	$717
Reductions:		3
Increases in cash flows expected to be collected that have been recognized as accretion into net interest income	(15)	5	(11)	(43)	(27)
Ending Balance	$634		$690	$634	$690

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. We did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative at September 30, 2014, and December 31, 2013. The following table presents our advances by callable/putable features:

As of	September 30, 2014	December 31, 2013
Noncallable/nonputable	$23,985	$20,259
Callable	964	1,440
Putable	1,699	1,726
Total par value	26,648	23,425
Hedging adjustments	98	39
Other adjustments	20	25
Total advances	$26,766	$23,489

The following table presents our advances by redemption terms:

As of September 30, 2014	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$5,571	0.36%		$6,533	$7,269
One to two years	2,818	1.80%		2,668	2,089
Two to three years	1,518	2.74%		1,360	1,102
Three to four years	4,377	1.03%	[a]	3,900	3,859
Four to five years	10,776	0.20%	[a]	10,604	10,766
More than five years	1,588	3.05%		1,583	1,563
Total par value	$26,648	0.85%		$26,648	$26,648

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

As of	September 30, 2014	December 31, 2013
Medium term (15 years or less)	$1,222	$1,672
Long term (greater than 15 years)	5,138	5,959
Total unpaid principal balance	6,360	7,631
Net premiums, credit enhancement and deferred loan fees	24	27
Hedging adjustments	54	66
Total before allowance for credit losses	6,438	7,724
Allowance for credit losses on MPF Loans	(16)	(29)
Total MPF Loans held in portfolio, net	$6,422	$7,695

Conventional mortgage loans	$4,941	$5,969
Government insured mortgage loans	1,419	1,662
Total unpaid principal balance	$6,360	$7,631

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

As of	September 30, 2014		December 31, 2013
Total Severity Rate	27%		35%
Credit Loss Severity Rate	13%		19%
Total estimated losses outstanding	$51		$65
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(20)	[a]	(18)	[a]
Our share of total losses	31		47
Less: non-credit losses	(16)		(21)
Credit losses	15		26
Plus: other estimated credit losses in the remaining portfolio	1		3
Allowance for credit losses on conventional MPF Loans	$16		$29

[a]
Represents aggregate of credit enhancements across all master commitments expected to be recovered. Credit enhancement from one master commitment may not be used to offset credit losses incurred by another master commitment.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of period	$19	$34	$29	$42
Losses charged to the allowance	(1)	(2)	(5)	(8)
Provision for (reversal of) credit losses	(2)	—	(8)	(2)
Balance, end of period	$16	$32	$16	$32

The following table presents the recorded investment by impairment methodology on conventional MPF Loans.

As of	September 30, 2014	December 31, 2013
Specifically identified and individually evaluated for impairment	$12	$22
Homogeneous pools of loans and collectively evaluated for impairment	4	7
Allowance for credit losses on conventional MPF Loans	$16	$29

Individually evaluated for impairment - with an allowance	$172	$215
Collectively evaluated for impairment	4,855	5,861
Total recorded investment	$5,027	$6,076

Government MPF Loans Held for Portfolio

The PFI provides and maintains insurance or a guaranty from governmental agencies, which includes ensuring compliance with all of their requirements, and obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government MPF Loans. Any losses incurred on government MPF Loans that are not recovered from the government insurer or guarantor are absorbed by the servicing PFI. Accordingly, our credit risk on government MPF Loans is limited to whether or not the servicing PFI fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on our assessment of the servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of the periods presented. Further, due to the government guarantee or insurance and the servicing PFIs ability to absorb losses, government MPF Loans are not placed on nonaccrual status or disclosed as troubled debt restructurings.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

		September 30, 2014				December 31, 2013
As of		Conventional	Government		Total	Conventional		Government		Total
Past due 30-59 days		$141	$88		$229	$165		$104		$269
Past due 60-89 days		38	24		62	50		31		81
Past due 90 days or more		165	40	[a]	205	202		151		353
Total past due		344	152		496	417		286		703
Total current		4,683	1,291		5,974	5,659		1,401		7,060
Total recorded investment		$5,027	$1,443		$6,470	$6,076		$1,687		$7,763
Also in process of foreclosure		$85	$12	[a]	$97	$108		$51		$159
Serious delinquency rate	[b]	3.30%	2.77%	[a]	3.18%	3.37%	[c]	8.94%	[c]	4.58%	[c]
Past due 90 days or more still accruing interest	[d]	$25	$40		$65	$27		$151		$178
On nonaccrual status		$176	$—		$176	$221		$—		$221

[a]
During the third quarter of 2014, as permitted under our MPF Program Guides for Government MPF Loans, one of our servicers elected at their option to repurchase $109 million of their delinquent loans from us at their outstanding unpaid principal balance, rather than continue to advance to us payments of principal and interest when they are not collecting these amounts from the borrower.

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

[d]
Consists of MPF Loans that are either government guaranteed or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

Troubled Debt Restructurings

The table below presents our recorded investment balance in Troubled Debt Restructurings (TDR) as of the dates presented.

As of	September 30, 2014	December 31, 2013
Performing	$44	$16
Nonperforming	26	43
Total	$70	$59

The following table shows the troubled debt restructurings we made on our conventional MPF Loans for the periods presented. The amounts were the same pre- and post-modification as we did not record any write-offs of principal.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
TDRs made during the periods	$10	$8	$25	$27

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
TDRs from the previous 12 months that subsequently defaulted during the periods	$17	$15	$19	$17

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and TDRs. We had no impaired MPF Loans without an allowance for either date.

As of	September 30, 2014	December 31, 2013
Recorded Investment	$172	$215
Unpaid Principal Balance	170	210
Related Allowance	12	22

The following table summarizes the average recorded investment of impaired conventional MPF Loans. No interest income was recognized on impaired loans.

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Average Recorded Investment	$176	$219	$190	$218

Term Federal Funds Sold

We evaluate Federal Funds Sold for purposes of determining whether or not an allowance for credit losses should be recorded only if repayment of the contractual amount is past due. All Federal Funds sold were repaid according to the contractual terms, and accordingly, we have not recorded any allowance for credit losses as of September 30, 2014.

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

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $48 million of collateral at fair value to our derivatives counterparties at September 30, 2014.

Cleared swaps are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. We post initial and variation margin through the clearing member, on behalf of the clearinghouse, which could expose us to institutional credit risk in the event that a clearing member or the clearinghouse fail to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The clearinghouse determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We were not required to post additional initial margin by our clearing agents at September 30, 2014.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $58 million of investment securities, of which $4 million can be sold or repledged, as part of our initial margin related to cleared derivative transactions at September 30, 2014.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	September 30, 2014			December 31, 2013
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$31,386	$53	$1,323	$28,346	$85	$1,670
Derivatives not in hedge accounting relationships-
Interest rate swaps	19,243	455	276	14,199	440	286
Interest rate swaptions	2,315	48	—	4,465	60	—
Interest rate caps or floors	1,164	110	—	1,164	143	—
Interest rate futures	41	—	—	—	—	—
Mortgage delivery commitments	304	3	3	203	3	3
Derivatives not in hedge accounting relationships	23,067	616	279	20,031	646	289
Derivative amount before adjustments	$54,453	669	1,602	$48,377	731	1,959
Netting adjustments (excluding cash collateral)		(617)	(617)		(677)	(677)
Exposure at fair value		52	985		54	1,282
Cash collateral (and related accrued interest)		(22)	(931)		(19)	(1,174)
Total derivatives on statements of condition		$30	$54		$35	$108

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivatives with legal right of offset as well as derivatives (i.e., mortgage delivery commitments) without the legal right of offset. At September 30, 2014, we had $4 million of additional net credit exposure on cleared derivatives due to instances where our pledged non-cash collateral to a counterparty exceeded our net derivative liability position. We had no comparable exposure at December 31, 2013.

	Derivative Assets				Derivative Liabilities
As of September 30, 2014	Bilateral	Cleared	Total		Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$637	$29	$666		$1,460	$139	$1,599
Netting adjustments and cash collateral	(611)	(28)	(639)		(1,409)	(139)	(1,548)
Derivatives with legal right of offset - net	26	1	27		51	—	51
Derivatives without legal right of offset	3	—	3		3	—	3
Total derivatives on statements of condition	29	1	30		54	—	54
Cash collateral for initial margin	—	1	1
Noncash collateral pledged (received)	(25)	54	29		—	—	—
Net amount	$4	$56	$60	[a]	$54	$—	$54	[a]

As of December 31, 2013
Derivatives with legal right of offset -
Gross recognized amount	$707	$21	$728		$1,949	$7	$1,956
Netting adjustments and cash collateral	(676)	(20)	(696)		(1,845)	(6)	(1,851)
Derivatives with legal right of offset - net	31	1	32		104	1	105
Derivatives without legal right of offset	3	—	3		3	—	3
Total derivatives on statements of condition	34	1	35		107	1	108
Noncash collateral pledged (received)	(31)	—	(31)		—	—	—
Net amount	$3	$1	$4	[a]	$107	$1	$108	[a]

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

The tables below present the gain (loss) components of derivatives and hedging activities as presented in the statements of income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2014	2013	2014	2013
Fair value hedges -
Interest rate swaps	$(3)	$2	$(15)	$13
Fair value hedges	(3)	2	(15)	13
Cash flow hedges	—	1	1	4
Economic hedges -
Interest rate swaps	1	(2)	(2)	62
Interest rate swaptions	(4)	(20)	(20)	(37)
Interest rate caps or floors	(17)	(7)	(32)	(65)
Mortgage delivery commitments	1	—	2	1
Net interest settlements	23	15	55	41
Economic hedges	4	(14)	3	2
Gains (losses) on derivatives and hedging activities	$1	$(11)	$(11)	$19

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (loss)			Net Interest Settlements Classified in Net Interest Income [a]	Hedge Adjustments Amortized into Net Interest Income [b]
	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities
Three months ended September 30, 2014
Hedged item type -
Available-for-sale securities	$50	$(50)	$—	$(35)	$—
Advances	7	(5)	2	(20)	(1)
MPF Loans held for portfolio	—	—	—	—	(4)
Consolidated obligation bonds	(57)	52	(5)	63	(1)
Total	$—	$(3)	$(3)	$8	$(6)
Three months ended September 30, 2013
Hedged item type -
Available-for-sale securities	$7	$(6)	$1	$(35)	$—
Advances	10	(9)	1	(16)	9
MPF Loans held for portfolio	—	—	—	—	(8)
Consolidated obligation bonds	37	(37)	—	62	(5)
Total	$54	$(52)	$2	$11	$(4)
Nine months ended September 30, 2014
Hedged item type -
Available-for-sale securities	$20	$(23)	$(3)	$(105)	$—
Advances	(56)	62	6	(60)	(3)
MPF Loans held for portfolio	—	—	—	—	(13)
Consolidated obligation bonds	225	(243)	(18)	189	(11)
Total	$189	$(204)	$(15)	$24	$(27)
Nine months ended September 30, 2013
Hedged item type -
Available-for-sale securities	$241	$(233)	$8	$(104)	$—
Advances	108	(101)	7	(50)	7
MPF Loans held for portfolio	—	—	—	—	(27)
Consolidated obligation bonds	(379)	377	(2)	164	(18)
Total	$(30)	$43	$13	$10	$(38)

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

	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities	Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Net Change in OCI	Net Interest Settlements Classified in Net Interest Income
Three months ended September 30, 2014
Advances - interest rate floors	$4	$—	$4	$—	$(4)	$—
Discount notes - interest rate swaps	(1)	—	(1)	87	88	(62)	[a]
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$2	$—	$2	$87	$85	$(62)	[a]
Three months ended September 30, 2013
Advances - interest rate floors	$3	$—	$3	$—	$(3)	$—
Discount notes - interest rate swaps	(1)	1	—	21	21	(66)	[a]
Bonds - interest rate swaps	(1)	—	(1)	—	1	—
Total	$1	$1	$2	$21	$19	$(66)	[a]
Nine months ended September 30, 2014
Advances - interest rate floors	$9	$—	$9	$—	$(9)	$—
Discount notes - interest rate swaps	(2)	1	(1)	97	98	(184)	[a]
Bonds - interest rate swaps	(2)	—	(2)	—	2	—
Total	$5	$1	$6	$97	$91	$(184)	[a]
Nine months ended September 30, 2013
Advances - interest rate floors	$10	$—	$10	$—	$(10)	$—
Discount notes - interest rate caps	(1)	—	(1)	—	1	—
Discount notes - interest rate swaps	(2)	4	2	348	346	(200)	[a]
Bonds - interest rate swaps	(2)	—	(2)	—	2	—
Total	$5	$4	$9	$348	$339	$(200)	[a]

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $8 million as of September 30, 2014. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 6 years.

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

As of September 30, 2014	Contractual Maturity	Weighted Average Interest Rate	By Next Maturity or Call Date
Due in one year or less	$3,652	1.39%	$26,789
One to two years	3,925	2.89%	3,515
Two to three years	5,980	1.90%	1,948
Three to four years	5,072	1.56%	1,200
Four to five years	4,829	1.56%	833
Thereafter	12,021	2.25%	1,194
Total par value	$35,479	1.98%	$35,479

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2014	December 31, 2013
Carrying Amount	$30,507	$31,089
Par Value	30,512	31,092
Weighted Average Interest Rate	0.06%	0.07%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	September 30, 2014	December 31, 2013
Noncallable	$11,477	$12,927
Callable	24,002	19,565
Par value	35,479	32,492
Bond premiums (discounts), net	19	20
Hedging adjustments	(272)	(526)
Fair value option adjustments	13	1
Total consolidated obligation bonds	$35,239	$31,987

Joint and Several Liability

The FHFA, at its discretion, may require an FHLB to make principal or interest payments due on any consolidated obligation. Although it has never occurred, to the extent that an FHLB makes a payment on a consolidated obligation on behalf of another FHLB, the paying FHLB would be entitled to a reimbursement from the non-complying FHLB. If the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLB's participation in all consolidated obligations outstanding, or on any other basis the FHFA may prescribe, even in the absence of a default event by the primary obligor. The FHFA is required but has not notified us that we would be required to pay any consolidated obligation on behalf of another FHLB. Accordingly, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of September 30, 2014. As a result, we did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2014 and December 31, 2013.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	September 30, 2014			December 31, 2013
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$489,270	$327,680	$816,950	$473,495	$293,342	$766,837
FHLB Chicago as primary obligor	35,479	30,512	65,991	32,492	31,092	63,584
As a percent of the FHLB System	7%	9%	8%	7%	11%	8%

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

The Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2% and 6% of a member's outstanding advances. During 2013, our Board implemented this provision for the first time through a Reduced Capitalization Advance Program (RCAP) as further discussed in Note 14 - Capital and Mandatorily Redeemable Capital Stock to the financial statements in our 2013 Form 10-K. A second offering of up to $5 billion in advances under RCAP began on August 15, 2014 and will expire on November 17, 2014. The second offering allows members to borrow one or more advances with an activity stock requirement of 2% for the life of the advance instead of the 5% requirement under our capital plan's provisions, if the new advances represent an incremental increase in member's overall level of advances and had maturity dates of at least one year. Each member's activity stock requirement remains at 5% for non-RCAP advances.

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

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-47 of our 2013 Form 10-K. We complied with our minimum regulatory capital requirements as shown below:

	September 30, 2014		December 31, 2013
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,184	$4,110	$1,465	$3,703
Total regulatory capital	$2,881	$4,110	$2,752	$3,703
Total regulatory capital ratio	4.00%	5.71%	4.00%	5.38%
Leverage capital	$3,602	$6,164	$3,440	$5,555
Leverage capital ratio	5.00%	8.56%	5.00%	8.07%

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

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the periods indicated:

	Available-for-sale		Held-to-maturity		Net Unrealized on Cash Flow Hedges	Post-Retirement Plans		Total AOCI
	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized Gain (Loss)	Non-credit OTTI
Three months ended September 30, 2014
Beginning balance	$1,188	$—	$(1)	$(292)	$(659)	$4		$240
Change in the period before reclassifications to net income	(99)	—	—	15	87	(2)		1
Period amounts reclassified to:
Net interest income	—	—	—	—	(2)	—	2	(2)
Net change in the period	(99)	—	—	15	85	(2)	5	(1)
Ending balance	$1,089	$—	$(1)	$(277)	$(574)	$2		$239

Three months ended September 30, 2013
Beginning balance	$1,139	$—	$(2)	$(350)	$(758)	$2		$31
Change in the period before reclassifications to net income	(13)	—	—	15	21	—		23
Period amounts reclassified to:
Net interest income	—	—	1	—	(1)	—		—
Non-interest gain (loss)	—	—	—	—	(1)	—		(1)
Non-interest expense	—	—	—	—	—	(1)		(1)
Net change in the period	(13)	—	1	15	19	(1)		21
Ending balance	$1,126	$—	$(1)	$(335)	$(739)	$1		$52

Nine months ended September 30, 2014
Beginning balance	$1,052	$—	$(1)	$(320)	$(665)	$1		$67
Change in the period before reclassifications to net income	37	—	—	43	97	—		177
Period amounts reclassified to:
Net interest income	—	—	—	—	(5)	—		(5)
Non-interest gain (loss)	—	—	—	—	(1)	—		(1)
Non-interest expense	—	—	—	—	—	1		1
Net change in the period	37	—	—	43	91	1		172
Ending balance	$1,089	$—	$(1)	$(277)	$(574)	$2		$239

Nine months ended September 30, 2013
Beginning balance	$1,576	$(8)	$(3)	$(381)	$(1,078)	$1		$107
Change in the period before reclassifications to net income	(450)	8	—	46	348	—		(48)
Period amounts reclassified to:
Net interest income	—	—	2	—	(5)	—		(3)
Non-interest gain (loss)	—	—	—	—	(4)	—		(4)
Net change in the period	(450)	8	2	46	339	—		(55)
Ending balance	$1,126	$—	$(1)	$(335)	$(739)	$1		$52

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

The tables below are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition. These tables do not represent an estimate of our overall market value as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.  The tables below are presented in the following order:

•	Fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis on our statements of condition.

•	Financial instruments measured at fair value on a recurring basis on our statements of condition.

•	Assets measured at fair value on a nonrecurring basis on our statements of condition.

	Carrying Amount		Fair Value Hierarchy
		Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Financial Assets-
Cash and due from banks	$8,413	$8,413	$8,413	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	1,783	1,783	—	1,783	—
Held-to-maturity securities	6,685	7,403	—	5,875	1,528
Advances	26,766	26,875	—	26,875	—
MPF Loans held in portfolio, net	6,422	6,957	—	6,795	162
Accrued interest receivable	81	81	—	81	—
Financial Liabilities-
Deposits	(530)	(530)	—	(530)	—
Consolidated obligation discount notes	(30,507)	(30,507)	—	(30,507)	—
Consolidated obligation bonds	(35,239)	(35,819)	—	(35,757)	(62)	[a]
Accrued interest payable	(200)	(200)	—	(200)	—
Mandatorily redeemable capital stock	(5)	(5)	(5)	—	—
Subordinated notes	(944)	(1,026)	—	(1,026)	—

December 31, 2013
Financial Assets-
Cash and due from banks	$971	$971	$971	$—	$—
Federal Funds sold	500	500	—	500	—
Securities purchased under agreements to resell	4,550	4,550	—	4,550	—
Held-to-maturity securities	7,917	8,618	—	6,981	1,637
Advances	23,489	23,586	—	23,586	—
MPF Loans held in portfolio, net	7,695	8,269	—	8,069	200
Accrued interest receivable	93	93	—	93	—
Financial Liabilities-
Deposits	(544)	(544)	—	(544)	—
Consolidated obligation discount notes	(31,089)	(31,089)	—	(31,089)	—
Consolidated obligation bonds	(31,987)	(32,645)	—	(32,576)	(69)	[a]
Accrued interest payable	(137)	(137)	—	(137)	—
Mandatorily redeemable capital stock	(5)	(5)	(5)	—	—
Subordinated notes	(944)	(1,055)	—	(1,055)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Financial Instruments Measured at Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on the statements of condition on a recurring basis. Financial instruments carried at fair value on a recurring basis using Level 3 inputs were immaterial at September 30, 2014. We had no Level 1 instruments for either period presented.

As of September 30, 2014	Level 2	Level 3		Derivative Netting Adjustment and Cash Collateral		Total Fair Value
Financial assets -
Trading securities:
U.S. Government & other government related	$754	$—				$754
GSE residential MBS	66	—				66
Governmental-guaranteed residential MBS	2	—				2
Trading securities	822	—				822
Available-for-sale securities:
U.S. Government & other government related	511	—				511
FFELP ABS	6,444	—				6,444
GSE residential MBS	10,896	—				10,896
Government-guaranteed residential MBS	2,454	—				2,454
Private-label residential MBS	—	74				74
Available-for-sale securities	20,305	74				20,379
Advances	73	—				73
Derivative assets	657	12		$(639)	[a]	30
Total financial assets at fair value	$21,857	$86		$(639)		$21,304
Level 3 as a percent of total assets at fair value		0.4%

Financial liabilities -
Consolidated obligation discount notes	$(1,531)	$—				$(1,531)
Consolidated obligation bonds	$(3,213)	$(62)	[b]			$(3,275)
Derivative liabilities	(1,602)	—		$1,548	[a]	(54)
Total financial liabilities at fair value	$(6,346)	$(62)		$1,548		$(4,860)
Level 3 as a percent of total liabilities at fair value		1.3%

Table continued on next page.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

As of December 31, 2013	Level 2	Level 3		Derivative Netting Adjustment and Cash Collateral		Total Fair Value
Financial assets -
Trading securities:
U.S. Government & other government related	$1,823	$—				$1,823
GSE residential MBS	74	—				74
Governmental-guaranteed residential MBS	2	—				2
Trading securities	1,899	—				1,899
Available-for-sale securities:
U.S. Government & other government related	588	—				588
FFELP ABS	6,803	—				6,803
GSE residential MBS	11,382	—				11,382
Government-guaranteed residential MBS	2,691	—				2,691
Private-label residential MBS	—	72				72
Available-for-sale securities	21,464	72				21,536
Advances	30	—				30
Derivative assets	712	19		$(696)	[a]	35
Total financial assets at fair value	$24,105	$91		$(696)		$23,500
Level 3 as a percent of total assets at fair value		0.4%

Financial liabilities -
Consolidated obligation discount notes	(75)	—				(75)
Consolidated obligation bonds	(1,021)	(69)	[b]			(1,090)
Derivative liabilities	(1,959)	—		$1,851	[a]	(108)
Total financial liabilities at fair value	$(3,055)	$(69)		$1,851		$(1,273)
Level 3 as a percent of total liabilities at fair value		5.4%

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

[b]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Level 3 Disclosures for Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

There have been no significant changes in assets and liabilities that are measured at fair value on the statements of condition using significant unobservable inputs (Level 3) in the nine months ended September 30, 2014, or 2013.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The table below presents assets that are measured at fair value on a nonrecurring basis in our statements of condition only as of the dates shown.

	September 30, 2014	December 31, 2013
	Level 3	Level 3
Impaired MPF Loans	$162	$200
Real estate owned	8	10
Non-recurring assets measured at fair value	$170	$210

Fair Value Option
We elected the fair value option for advances, discount notes, and consolidated obligation bonds for which hedge accounting treatment may not be achieved. Specifically, hedge accounting may not be achieved in cases where it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance even though the interest rate swaps used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of the advance, discount note, and short-term consolidated obligation bonds with the interest rate swap economically hedging it. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of the dates presented.

The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option:

	September 30, 2014			September 30, 2013
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$40	$(4,235)	$—	$29	$(2,548)	$(75)
New transactions elected for fair value option	30	(705)	(1,531)	—	(330)	—
Maturities and extinguishments (if any)	—	1,725	—	—	500	—
Net gain (loss) on instruments held at fair value	3	7	—	—	(2)	—
Change in accrued interest and other	—	(5)	—	—	(2)	—
Balance end of period	$73	$(3,213)	$(1,531)	$29	$(2,382)	$(75)
For the nine months ended
Balance beginning of period	$30	$(1,021)	$(75)	$9	$(1,251)	$—
New transactions elected for fair value option	40	(5,640)	(1,531)	20	(2,880)	(75)
Maturities and extinguishments (if any)	—	3,450	75	—	1,750	—
Net gain (loss) on instruments held at fair value	3	8	—	—	1	—
Change in accrued interest and other	—	(10)	—	—	(2)	—
Balance end of period	$73	$(3,213)	$(1,531)	$29	$(2,382)	$(75)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	September 30, 2014			December 31, 2013
As of	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Advances	$70	$73	$3	$29	$30	$1
Consolidated obligation bonds	3,200	3,213	13	1,020	1,021	1
Discount notes	1,531	1,531	—	75	75	—

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The table below shows our commitments outstanding, which represent off-balance sheet obligations, for the periods presented.

	September 30, 2014					December 31, 2013
As of	Expire within one year		Expire after one year		Total	Expire within one year		Expire after one year		Total
Unsettled consolidated obligation bonds	$941		$—		$941	$220		$—		$220
Unsettled consolidated obligation discount notes	—		—		—	1,000		—		1,000
Member standby letters of credit	1,463		1,184	[a]	2,647	1,407		696	[a]	2,103
Housing authority standby bond purchase agreements	183		205		388	149		258		407
MPF Program mortgage purchase commitments	154		—		154	103		—		103
Unresolved repurchasable loans and indemnifications to Fannie Mae for MPF Xtra loans	59	[b]	1		60	56	[b]	—		56
Committed unused member lines of credit	4,000	[c]	—		4,000	—		—		—
Advance commitments	174		109		283	125		101		226
Commitments	$6,974		$1,499		$8,473	$3,060		$1,055		$4,115

[a]	Contains $960 million and $495 million of member standby letters of credit at September 30, 2014, and December 31, 2013, which were renewable annually.

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

Members

The table below summarizes balances we had with our members as defined above as related parties (including their affiliates). Members represented in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership. We had no members at or over the 10% threshold at September 30, 2014; the transactions listed below as of that date were with members whose officers or directors served on our Board. At December 31, 2013, we had one member at or over the 10% threshold, in addition to members whose officers or directors served on our Board.

As of	September 30, 2014	December 31, 2013
Assets - Advances	$153	$2,546
Liabilities - Deposits	18	27
Equity - Capital Stock	17	188

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs at market rates. These transactions are overnight, maturing the following business day.  Transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Selected statements of condition data
Total investments [a]	$30,229	$36,125	$41,414	$36,402	$32,731
Advances	26,766	24,782	22,372	23,489	14,843
MPF Loans held in portfolio, gross	6,438	6,913	7,318	7,724	8,223
Less: allowance for credit losses	(16)	(19)	(24)	(29)	(32)
Total assets	72,031	68,057	72,039	68,797	61,120
Consolidated obligations, net -
Discount notes	30,507	23,795	26,889	31,089	19,519
Bonds	35,239	38,021	39,183	31,987	35,840
Total capital stock	1,801	1,796	1,705	1,670	1,563
Total retained earnings	2,304	2,198	2,107	2,028	1,991
Total capital	4,344	4,234	3,970	3,765	3,606
Other selected data at period end
MPF Xtra loans outstanding [b]	$14,298	$14,161	$14,040	$13,964	$13,677
FHLB systemwide consolidated obligations (par)	816,950	799,980	753,940	766,837	720,725
Number of members	757	758	752	759	751
Total employees (full and part time)	391	401	370	355	353
Selected statements of income data
Net interest income after provision for credit losses	$140	$122	$130	$120	$119
Total non-interest gain (loss)	11	13	(10)	(27)	(10)
Total non-interest expense	28	31	30	49	26
Net income	110	94	81	39	75
Other selected data during the periods ended
MPF Xtra loan volume funded - total system	$591	$466	$376	$632	$912
MPF Xtra loan volume funded - Chicago PFIs	281	213	166	261	405
Selected annualized ratios
Total regulatory capital ratio	5.71%	5.88%	5.30%	5.38%	5.82%
Market value of equity to book value of equity	116%	117%	115%	116%	111%
Total investments as a percent of total assets	42%	53%	57%	53%	54%
Advances as a percent of total assets	37%	36%	31%	34%	24%
MPF Loans held in portfolio, net as a percent of total assets	9%	10%	10%	11%	13%
Dividend rate on class B1 capital stock-period paid	1.50%	1.50%	1.30%	1.30%	0.30%
Dividend rate on class B2 capital stock-period paid	0.50%	0.50%	0.30%	0.30%	0.30%
Return on average assets - Quarter	0.62%	0.52%	0.46%	0.25%	0.50%
Return on average assets - Year-to-date	0.53%	0.49%	0.46%	0.53%	0.62%
Return on average equity - Quarter	10.16%	9.10%	8.46%	4.27%	8.51%
Return on average equity - Year-to-date	9.26%	8.77%	8.46%	9.69%	11.58%
Average equity to average assets	6.07%	5.76%	5.46%	5.78%	5.87%
Net yield on average interest-earning assets	0.79%	0.67%	0.74%	0.77%	0.81%
Return on average Regulatory Capital spread to three month LIBOR index	10.53%	9.51%	8.54%	4.14%	8.20%
Dividend payout ratio	3.64%	3.19%	2.47%	5.13%	1.33%

[a]	Total investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

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

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and related regulations and proposals and legislation related to housing finance and GSE reform; changes by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator, including regulatory changes to FHLB membership requirements recently proposed by the FHFA; the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2014 Financial Highlights

•	We recorded net income of $110 million for the third quarter of 2014, up from $75 million in the third quarter of 2013.

•
We recognized a decline in interest expense of $59 million during the third quarter of 2014 compared to the third quarter of 2013, due in large part to our fourth quarter 2013 repurchase and extinguishment of certain higher-cost debt. This contributed to our net interest income increasing by $21 million during the third quarter of 2014 compared to the same period in 2013.

•
Cash and due from banks increased from approximately $1.0 billion at December 31, 2013, to $8.4 billion at September 30, 2014, as we took advantage of the very low interest rates in the market by issuing debt in the form of four-week discount notes. The majority of our liquidity was kept as cash at the Federal Reserve, as rates on interbank Federal Funds or securities purchased under agreements to resell were essentially zero at September 30, 2014.

•
Total assets increased $3.2 billion during the first three quarters of 2014, to $72 billion at September 30, 2014, as we experienced growth in advances and our liquidity portfolios, partially offset by continued declines in our investments and MPF Loans as they continued to pay down.

•	We remained in compliance with all of our regulatory capital requirements.

Summary and Outlook

We continue to grow our retained earnings to help protect the value and liquidity of members’ stock investment in the Bank and to permit us to serve as a solid source of liquidity and term financing in all economic scenarios. We reached $2.3 billion in retained earnings as of September 30, 2014.

On October 28, 2014, our Board of Directors declared a cash dividend for both the average activity-based capital stock (Class B1) and average membership-based capital stock (Class B2), based on the Bank’s preliminary financial results for the third quarter of 2014. The dividend declared per share of Class B1 activity stock was at an annualized rate of 2.00%. The dividend declared per share of Class B2 membership stock was at an annualized rate of 0.50%. This quarter, the Board of Directors increased the dividend per share of Class B1 activity stock from 1.50% to 2.00% to acknowledge that members, through their utilization of Bank advances, provide support to the entire cooperative.

In the third quarter, we also made progress on two important member-focused initiatives that we believe will provide our members with long-term benefits:

•
Reduced Capitalization Advance Program. We are using our growing financial strength to add value to Bank membership in other ways, such as the Reduced Capitalization Advance Program (RCAP). Members have the opportunity to take new advances with an activity stock requirement of 2% for the life of the advance rather than the 5% requirement under the general provisions of the capital plan. The current RCAP is available until November 17, 2014. We have made $5 billion in RCAP advances available, and they are being processed on a first-come, first-served basis until the planned amount is exhausted. Many of our members took advantage of the 2013 RCAP, and this year’s member participation already exceeds last year’s; as of September 30, 2014, 24% of our borrowing members have participated in either the 2013 or 2014 RCAP and as of October 31, 2014, that participation increased to 32%. Of the $5 billion made available for the current RCAP, our members have borrowed $3.3 billion as of October 31, 2014.

•
Supporting our Members by Supporting Their Communities. The Community First™ Fund, a $50 million revolving loan fund that provides direct support to community development financial institutions, community development loan funds, and state housing finance agencies serving Illinois and Wisconsin, launched in June by naming the Wisconsin Women’s Business Initiative Corporation the first fund partner. We announced that in October, IFF, a community development financial institution and member of the Bank, was selected as the fund’s second partner and will receive a $10 million, 10-year loan. IFF serves our entire district by strengthening nonprofit organizations and the communities they serve through community development lending and consulting services. IFF will use its funding to provide lending capital for affordable housing, supportive housing, and community facilities that may not qualify for traditional loans from financial institutions.

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

•
MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate. Interest income on MPF Loans includes amortization as detailed in MPF Loans Held in Portfolio, net on page 49.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	September 30, 2014			September 30, 2013			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$10,538	$2	0.08%	$6,469	$1	0.06%	$1	$—	$1
Investment securities	28,210	214	3.03%	28,868	226	3.13%	(5)	(7)	(12)
Advances	24,934	39	0.63%	15,284	54	1.41%	34	(49)	(15)
MPF Loans held in portfolio	6,537	78	4.77%	8,374	92	4.39%	(20)	6	(14)
Total Interest Income on Assets	70,219	333	1.90%	58,995	373	2.53%	10	(50)	(40)
Consolidated obligation discount notes	28,971	68	0.94%	17,805	71	1.60%	45	(48)	(3)
Consolidated obligation bonds	36,279	114	1.26%	37,099	170	1.83%	(4)	(52)	(56)
Subordinated notes	944	13	5.51%	1,000	13	5.20%	(1)	1	—
Total Interest Expense on Liabilities	66,194	195	1.18%	55,904	254	1.82%	40	(99)	(59)
Net yield on interest-earning assets	$70,219	$138	0.79%	$58,995	$119	0.81%	$(30)	$49	$19

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	September 30, 2014			September 30, 2013			Increase (decrease) due to
For the nine months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$10,294	$6	0.08%	$9,538	$7	0.10%	$1	$(2)	$(1)
Investment securities	29,363	659	2.99%	30,136	704	3.11%	(18)	(27)	(45)
Advances	23,611	116	0.66%	14,873	137	1.23%	81	(102)	(21)
MPF Loans held in portfolio	6,973	252	4.82%	9,099	308	4.51%	(72)	16	(56)
Total Interest Income on Assets	70,241	1,033	1.96%	63,646	1,156	2.42%	(8)	(115)	(123)
Consolidated obligation discount notes	27,773	201	0.96%	23,955	222	1.24%	36	(57)	(21)
Consolidated obligation bonds	37,626	408	1.45%	35,642	562	2.10%	31	(185)	(154)
Subordinated notes	944	40	5.65%	1,000	42	5.60%	(2)	—	(2)
Total Interest Expense on Liabilities	66,343	649	1.30%	60,597	826	1.82%	65	(242)	(177)
Net yield on interest-earning assets	$70,241	$384	0.73%	$63,646	$330	0.69%	$(73)	$127	$54

Net interest income changed mainly due to the following:

•
Investment interest income declined primarily due to the decline in average investment balances as securities matured or paid down. We continue to operate under an FHFA-required Board resolution to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days. For further information, see Investment Securities on page 48. This decline is partially offset by continued accretion of expected improvements in the present value of cash flows associated with securities that were previously charged with credit related OTTI. For the three and nine months ended September 30, 2014, we recorded interest income of $15 million and $43 million due to such accretion. For the comparable periods in 2013, accretion was $11 million and $27 million. Future accretion is dependent upon how estimated market conditions may impact the projected cash flows, and may vary from past experience.

•
Interest income from advances decreased primarily due to a decline in rates compared to the same periods in 2013. See Note 6 - Advances to the financial statements for details on advance rates. The rate decline was largely offset by increases in volume, partially the result of a Reduced Capitalization Advance Program (RCAP) we offered during the fourth quarter of 2013 to lower the cost of borrowing by providing term advances at a reduced capital stock requirement. We started offering another RCAP beginning in the third quarter of 2014. See Note 11 - Capital and Mandatorily Redeemable Capital Stock to the financial statements for further information.

•
Interest income from MPF Loans continued to decline as expected due to the decreased volume of MPF Loans outstanding. The increase in yield was primarily due to reduced amortization of basis adjustments on closed hedges on MPF Loans. See MPF Loans Held in Portfolio, Net on page 49 for further details.

•
Interest expense decreased primarily as a result of our fourth quarter 2013 repurchase and retirement of long term consolidated obligation bonds that were carrying high interest rates. These bonds were replaced with significantly lower-rate funding. Market rates on our short term discount notes also declined for the periods presented.

Net interest income is also impacted by fair value and cash flow hedging activity. For details see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on pages 44 and 45.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trading securities	$(6)	$(2)	$(18)	$(11)
Derivatives and hedging activities	1	(11)	(11)	19
Instruments held under fair value option	10	(2)	11	1
Early extinguishment of debt	1	1	1	1
Litigation settlement awards	1	—	18	2
Other, net	4	4	13	14
Total non-interest gain (loss)	$11	$(10)	$14	$26

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. We reached settlements with several of the defendants during the second and third quarters of 2014, as reflected above. We continue to pursue litigation related to these matters. We cannot predict to what extent we will be successful in this remaining litigation. See Legal Proceedings on page 64 for further details.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option

Gains (losses) on derivatives and hedging activities were smaller in 2014 compared to 2013, primarily as a result of less volatile hedging costs, which is consistent with hedging strategies of our more simplified balance sheet along with a more stable economy.

Most of our total net effect from hedging activities was recorded as a component of net interest income. This was primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedge relationships that were closed (de-designated) at some point in the past but where the previously hedged instrument is still outstanding.

Details on the impact of these items, which include hedge ineffectiveness and economic hedge activity, are in the following tables.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended September 30, 2014
Amortization/accretion	$3	$—	$(4)	$(1)	$(2)	$(4)
Net interest settlements	(20)	(35)	—	(62)	63	(54)
Total recorded in net interest income	(17)	(35)	(4)	(63)	61	(58)
Fair value hedges - ineffectiveness net gain (loss)	2	—	—	—	(5)	(3)
Economic hedges - net gain (loss)	—	—	(4)	—	8	4
Total recorded derivatives & hedging activities	2	—	(4)	—	3	1
Instruments held under fair value option	3	—	—	—	7	10
Total net effect gain (loss) of hedging activities	$(12)	$(35)	$(8)	$(63)	$71	$(47)
Three months ended September 30, 2013
Amortization/accretion	$12	$—	$(8)	$(1)	$(6)	$(3)
Net interest settlements	(16)	(35)	—	(66)	62	(55)
Total recorded in net interest income	(4)	(35)	(8)	(67)	56	(58)
Fair value hedges - ineffectiveness net gain (loss)	1	1	—	—	—	2
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(14)	—	—	(14)
Total recorded derivatives & hedging activities	1	1	(14)	1	—	(11)
Trading securities - hedged	—	(1)	—	—	—	(1)
Instruments held under fair value option	—	—	—	—	(2)	(2)
Total net effect gain (loss) of hedging activities	$(3)	$(35)	$(22)	$(66)	$54	$(72)

Nine months ended September 30, 2014
Amortization/accretion	$6	$—	$(13)	$(2)	$(13)	$(22)
Net interest settlements	(60)	(105)	—	(184)	189	(160)
Total recorded in net interest income	(54)	(105)	(13)	(186)	176	(182)
Fair value hedges - ineffectiveness net gain (loss)	6	(3)	—	—	(18)	(15)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(5)	—	8	3
Total recorded derivatives & hedging activities	6	(3)	(5)	1	(10)	(11)
Trading securities - hedged	—	—	—	—	—	—
Instruments held under fair value option	3	—	—	—	8	11
Total net effect gain (loss) of hedging activities	$(45)	$(108)	$(18)	$(185)	$174	$(182)
Nine months ended September 30, 2013
Amortization/accretion	$17	$—	$(27)	$(3)	$(20)	$(33)
Net interest settlements	(50)	(104)	—	(200)	164	(190)
Total recorded in net interest income	(33)	(104)	(27)	(203)	144	(223)
Fair value hedges - ineffectiveness net gain (loss)	7	8	—	—	(2)	13
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	4	—	4
Economic hedges - net gain (loss)	—	—	2	—	—	2
Total recorded derivatives & hedging activities	7	8	2	4	(2)	19
Trading securities - hedged	—	(5)	—	—	—	(5)
Instruments held under fair value option	—	—	—	—	1	1
Total net effect gain (loss) of hedging activities	$(26)	$(101)	$(25)	$(199)	$143	$(208)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Compensation and benefits	$17	$16	$49	$44
Other operating expenses	12	8	34	28
Federal Housing Finance Agency	1	1	3	3
Office of Finance	1	1	3	3
Other community investment	—	—	—	(50)
Other	(3)	—	—	(2)
Total non-interest expense	$28	$26	$89	$26

Compensation and benefits increased in 2014 as compared to the same periods in 2013. We had 391 employees as of September 30, 2014, compared to 353 as of September 30, 2013. We are continuing to add employees in areas of need in order to continue to enhance our member-focused bank, with the goal of innovating, and then delivering, new products and services to our members. We are also continuing to build the MPF Program platform to support community lenders by providing them with access to the secondary mortgage market to sell the loans that they originate.

The majority of increase in other operating expenses was information technology related. The increase in these non-capital expenses primarily related to enhanced information technology security, MPF Program and customer relationship management systems.

The approvals for our Community First Fund resulted in our recognizing $50 million in earnings in the second quarter of 2013, which represents the reversal of the $50 million charge previously recognized in 2011. This reversal was recognized through non-interest expenses, the same account where the original charge was recorded.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities	$(99)	$(13)	$37	$(450)
Non-credit OTTI on available-for-sale securities	—	—	—	8
Net unrealized gain (loss) on held-to-maturity securities transferred from available-for-sale	—	1	—	2
Non-credit OTTI on held-to-maturity securities	15	15	43	46
Net unrealized gain (loss) on cash flow hedges	85	19	91	339
Post retirement plans	(2)	(1)	1	—
Other comprehensive income (loss)	$(1)	$21	$172	$(55)

Net unrealized gain (loss) on available-for-sale securities

The year-to-date unrealized gains in 2014 resulted from a decrease in longer-term market interest rates compared to 2013, when rates were increasing. This was partially offset by losses in the third quarter of 2014 when interest rates began to rise from the end of the second quarter. Subsequent to September 30, 2014, we have again experienced a general decline in market interest rates, leading to an increase in fair value on our AFS portfolio. We have a substantial unrealized gain position in AOCI related to our AFS securities portfolio, which will only be realized into net income if we sell our AFS securities before maturity. If we do not sell these securities, the gains will eventually reverse to zero within AOCI when they mature.

Non-credit OTTI on held-to-maturity securities

Over the past several years we have accreted back into the carrying amount of these securities a portion of the previously incurred non-credit OTTI recorded during the financial crisis. As these securities approach maturity, we expect these unrealized losses to continue to reverse as principal and interest from the securities are received over time, barring any further credit-related impairment.

Total net unrealized gain (loss) on cash flow hedges

The year-to-date decrease in net unrealized gain (loss) on cash flow hedges is due to a decrease in long term interest rates compared to 2013.  During the 3rd quarter of 2014, long term interest rates increased compared to the second quarter, partially offsetting the decrease in net unrealized gain (loss).  While longer term market interest rates changed, short term rates were relatively stable.  Our cash flow hedges are more sensitive to changes in longer term rates.  We still have a substantial unrealized loss position in AOCI related to these cash flow hedges.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2014	December 31, 2013
Cash and due from banks, Federal Funds sold, securities purchased under agreement to resell, and interest bearing deposits	$10,756	$6,021
Investment securities	27,886	31,352
Advances	26,766	23,489
MPF Loans held in portfolio, net	6,422	7,695
Other	201	240
Total assets	$72,031	$68,797

Consolidated obligation discount notes	$30,507	$31,089
Consolidated obligation bonds	35,239	31,987
Subordinated notes	944	944
Other	997	1,012
Total liabilities	67,687	65,032
Capital stock	1,801	1,670
Total retained earnings	2,304	2,028
Accumulated other comprehensive income (loss)	239	67
Total capital	4,344	3,765
Total liabilities and capital	$72,031	$68,797

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

Our liquidity position at the end of the third quarter of 2014 as compared to the end of 2013 increased, as we took advantage of the very low interest rates in the market by issuing debt in the form of four-week discount notes. The majority of our liquidity was kept as cash at the Federal Reserve, as rates on interbank Federal Funds or securities purchased under agreements to resell were on average less than one basis point at September 30, 2014.

Investment Securities
A majority of our investment securities are classified as available-for-sale. Investment securities declined as securities matured or paid down. We continue to operate under an FHFA required Board resolution to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At September 30, 2014, our MBS portfolio was 4.35 times our total regulatory capital and our advances represented 37% of our total assets, thus we expect our portfolios to continue to decline over time as a result of this limitation.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Member demand for advances increased during 2014 compared to December 31, 2013. In late 2013, we announced our Reduced Capitalization Advance Program (RCAP) and members have taken advantage of these benefits to lower their cost of borrowing by increasing advances. We began a second RCAP offering during the third quarter of 2014. See Note 11 - Capital and Mandatorily Redeemable Capital Stock to the financial statements for further information.

In addition, the average term length of our advances have become longer, especially in the category "due four to five years" range which increased by $2.4 billion. For further details, see Note 6 - Advances to the financial statements in this Form 10-Q for the terms of our advances outstanding at September 30, 2014, and for advance terms outstanding at December 31, 2013, see Note 6 - Advances to the financial statements in our 2013 Form 10-K.

MPF Loans Held in Portfolio, Net

MPF Loans continued to decline as expected, a result of our current business strategy to limit the concentration of our MPF Loan portfolio relative to our total assets. The rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages, which has slowed as mortgage rates have been slowly rising from their historical lows. Borrowers are not refinancing their existing loans at the same pace as they had previously. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany fluctuation in mortgage rates.

When an MPF Loan prepays, any remaining basis adjustment on a closed hedge related to that loan is immediately recognized. This may cause volatility in interest income as mortgage prepayment activity fluctuates with interest rates. The following table summarizes our net premium and closed hedge basis adjustments on MPF Loans. We currently have no open hedges on MPF Loans. As the closed basis adjustments get amortized, the amount of amortization declines over time. Since this amortization is recorded into interest income, a reduction in amortization results in an increase in the apparent yield as seen in Net Interest Income on pages 42 and 43.

	September 30, 2014	September 30, 2013
For the three months ended
Net premium amortization	$2	$2
Net amortization of closed basis adjustments	4	8

For the nine months ended
Net premium amortization	$5	$8
Net amortization of closed basis adjustments	12	27

As of	September 30, 2014	December 31, 2013
Net premium balance on MPF Loans	$25	$29
Cumulative basis adjustments closed portion	54	66
MPF Loans, unpaid principal balance	6,360	7,631
Premium balance as a percent of MPF Loans	0.39%	0.38%

In addition to MPF Loans we hold in portfolio, we also buy, and concurrently resell to Fannie Mae, MPF Xtra loans on behalf of our PFIs and the PFIs of other MPF Banks. For more details see Selected Financial Data on page 38.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2014, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 49 in our 2013 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of September 30, 2014, our overnight liquidity was $12.6 billion or 18% of total assets, giving us an excess overnight liquidity of $10.1 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the United States Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2014, we had excess liquidity of $36.3 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $25.1 billion as of September 30, 2014.

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

Funding
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  Net cash provided (used) by operating activities was $592 million for the nine months ended September 30, 2014. This resulted from net income adjusted for non-cash adjustments, which primarily is attributable to the change in net unrealized fair value adjustments on derivatives and hedging activities as well as unrealized net adjustments related to open fair value and cash flow hedges.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. Net cash provided (used) by investing activities was $4.4 billion for the nine months ended September 30, 2014. This resulted primarily from a decline in total investment securities and principal collected on MPF Loans offset by new advances, which is consistent with our objective to transition to our primary business of making advances to our members.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. Net cash provided (used) in our financing activities was $2.5 billion for the nine months ended September 30, 2014. This was primarily driven by net issuances of consolidated obligation bonds partially offset by paydowns of our consolidated obligation discount notes. The cash flows from financing activities highlight our shift from short-term to long-term financing as a result of expected market interest rate movement.

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

Shorter term discount notes declined while longer term bonds increased during the first nine months of 2014, as well as during the comparable period in 2013, as the longer term consolidated obligation bonds were more attractively priced during these periods.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

Nine months ended September 30,	2014	2013
Discount notes	$(583)	$(11,738)
Bonds	3,003	3,637
Total consolidated obligations	$2,420	$(8,101)

Conditions in Financial Markets

During the third quarter of 2014, the Federal Reserve continued to reduce purchases of both U.S. Treasuries and MBS securities by an additional $5 billion at the July and September Federal Open Market Committee meetings.  Despite the continued tapering, interest rates remained bound in a narrow range for the third quarter.  In October 2014, interest rates fell dramatically due to slowing world growth, a stronger U.S. dollar, and a falling U.S. stock market. The 10-year Treasury rate fell more than 30 basis points to 2.15% by the middle of October 2014.

Capital Resources

Capital Rules and Minimum Capital Requirements

For a description of our current capital rules and minimum capital requirements, see Note 11 – Capital and Mandatorily Redeemable Capital Stock to the financial statements. As of the date of this filing, we have managed our capital base and assets to remain in compliance with our minimum capital requirements.

Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

	September 30, 2014	December 31, 2013	Change
Capital stock	$1,801	$1,670	$131
Total retained earnings	2,304	2,028	276
Total permanent capital	4,105	3,698	407
Accumulated other comprehensive income (loss)	239	67	172
Total GAAP capital	$4,344	$3,765	$579

Capital Stock	$1,801	$1,670	$131
MRCS	5	5	—
Total retained earnings	2,304	2,028	276
Regulatory capital	$4,110	$3,703	$407

Although we have had no OTTI in 2014, credit deterioration may negatively impact our remaining private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages were to increase, or there is a further decline in residential real estate value. We cannot predict if or when such

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 28 of the Risk Factors section of our 2013 Form 10-K.

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

On October 28, 2014 our Board of Directors declared a cash dividend at an annualized rate of 2.00% per share of Class B1 activity stock and 0.50% per share of Class B2 membership stock, based on our preliminary financial results for the third quarter of 2014. Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results and any other factors the Board determines to be relevant, and be reviewed in accordance with the Board's resolution and our Retained Earnings and Dividend Policy.

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

Overnight Indexed Swaps (OIS)

We are currently working to enhance our operational capability of valuing certain derivatives using an overnight index swap (OIS) discount curve within our formal internal control environment. At this time, we expect to operationally implement using the OIS curve to determine the fair value of our derivative contracts in early 2015. In the meantime, we continue to use the LIBOR swap curve to discount cash flows when determining the fair values of our derivative contracts. As of September 30, 2014, we performed an analysis of the effect of using the OIS curve to ensure the valuations derived using the LIBOR swap curve were materially consistent with the fair value measurement guidance provided under GAAP. In this regard, we believe that our LIBOR-based valuations of our derivatives portfolio produced fair values that were materially reflective of exit prices by market participants. Further, we assessed the potential effect on our hedge accounting and determined that the effect of using the LIBOR swap curve instead of the OIS curve is not material as of September 30, 2014.

Critical Accounting Estimates

Other-Than-Temporary Impairment (OTTI)

We recorded no OTTI for the three months ended September 30, 2014 based on the base case (best estimate) scenario as discussed in Note 5 - Investment Securities - Other-Than-Temporary Impairment. Testing our portfolio under an adverse case scenario resulted in no significant credit related OTTI (based on a short-term housing price forecast that was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that were 33% lower than the base case).

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Member Credit Outstanding

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating reflects our assessment of the default risk associated with a member rather than the risk of loss on the credit outstanding.  We manage our credit risk through collateral controls and, based on our risk rating, increase over-collateralization requirements as a member deteriorates.  As a result, we have never suffered a credit loss from a member default. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Of the total credit outstanding, $26.8 billion were advances and $2.6 billion were letters of credit at September 30, 2014, compared to $23.5 billion and $2.1 billion at December 31, 2013.

	September 30, 2014					December 31, 2013
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	479	92%	$29,035	98%	$72,628	455	90%	$25,262	98%	$52,465
4	14	3%	183	1%	314	16	3%	136	1%	809
5	26	5%	238	1%	384	35	7%	307	1%	489
Total	519	100%	$29,456	100%	$73,326	506	100%	$25,705	100%	$53,763

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

Unsecured Short-Term Investments Credit Exposure

We face credit risk on our unsecured short-term investment portfolio that we maintain to provide funds to meet the credit needs of our members and to maintain liquidity. See Liquidity on page 50 for a discussion of our liquidity management. Our policy permits unsecured credit investments that can have maturities up to nine months and can consist of commercial paper, certificates of deposit, and Federal Funds sold.

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

As of September 30, 2014	AA	A	BBB	Unrated	Total
Domestic U.S. - Interest-Bearing Deposits	$—	$560	$—	$—	$560
Domestic U.S. - Fed Funds Sold	—	—	275	8	283
U.S. branches and agency offices of foreign commercial banks:
Canada - Fed Funds Sold	—	1,000	—	—	1,000
Australia - Fed Funds Sold	500	—	—	—	500
Total unsecured credit exposure	$500	$1,560	$275	$8	$2,343

In the above table no investments were longer than of overnight duration; $686 million were with members.

Investment Securities

We hold a variety of investment securities we believe are low risk and mostly government backed or insured such as GSE debt, and FFELP ABS. There was no material change in the credit ratings of these AA or better rated securities since December 31, 2013, and except for private-label MBS as noted below, we have never taken an impairment charge on these securities. For further details see page 66 in our 2013 Form 10-K.

Our private label MBS are predominantly variable rate securities rated below investment grade BBB. There was no material change in overall credit quality since December 31, 2013, nor have we acquired any new private label MBS. We had no other-than-temporary impairment (OTTI) losses to date in 2014. For further details see page 69 in our 2013 Form 10-K.

The following table presents the components of amortized cost of all our private label MBS (whether or not impaired), and where applicable, the life-to-date OTTI credit impairment taken over time on some of these securities. For further details on the impaired securities, see Note 5 - Investment Securities - Other-Than-Temporary Impairment to the financial statements.

As of September 30, 2014	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$1,936	$(742)	$241	$1,435

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

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

Mortgage Repurchase Risk

We are exposed to mortgage repurchases in connection with our sale of MPF Xtra loans to Fannie Mae under the MPF Xtra product. If a loan eligibility requirement or other warranty is breached, Fannie Mae could require us to repurchase an ineligible MPF Xtra loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Xtra loan is viable, we may require the PFI to repurchase that loan from us or indemnify us for related losses. For the three and nine months ended September 30, 2014, we have repurchased $10 million and $25 million, of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs we incurred no material losses on these loans. As of September 30, 2014, we have $59 million related to mortgage loans that represent unresolved claims with Fannie Mae, see Note 14 - Commitments and Contingencies to the financial statements. Specifically, we believe a repurchase request from Fannie Mae may occur; however, it is still uncertain if or when Fannie Mae will request us to repurchase these mortgage loans.

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

Based on these factors we recognized a mortgage repurchase liability to Fannie Mae of less than $1 million as of September 30, 2014. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (i.e., PFIs). As a result, we did not recognize a loss in our statements of income related to MPF Xtra loan repurchase or indemnification risk to Fannie Mae.

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

As of September 30, 2014, we believe the estimate of reasonably possible losses is zero, as we believe it is probable that we would recover such reasonably possible losses from third parties. We may require PFIs to collateralize repurchase obligations and indemnifications on the basis of their credit condition and size of their repurchase obligation or indemnification. See Risk Factors on pages 27-28 in our 2013 Form 10-K of risks and trends related to our mortgage repurchase liability.

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

Bilateral Derivatives. We are subject to credit risk due to nonperformance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to a counterparty depends on the credit rating of that counterparty. The counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of September 30, 2014.

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because individual counterparties are replaced by the central clearinghouse counterparty and collateral is posted daily for changes in the value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2014.

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
As of September 30, 2014
Non-member counterparties -
Asset positions with credit exposure -
Bilateral derivatives -
A rated	$11	$(11)	$—	$—
Cleared derivatives	—	—	4	4
Liability positions with credit exposure -
Bilateral derivatives -
AA rated	(12)	13	—	1
Cleared derivatives	(111)	112	54	55
Total non-member counterparties	(112)	114	58	60
Member institutions	3	—	—	3
Total	$(109)	$114	$58	$63
As of December 31, 2013
Non-member counterparties -
Asset positions with credit exposure -
Cleared derivatives	$14	$(13)	$32	$33
Member institutions	3	—	—	3
Total	$17	$(13)	$32	$36

[a]	Non-cash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the clearinghouses for cleared derivatives.

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

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities.

On October 22, 2014, the FHFA and other U.S. federal regulators jointly approved a final rule requiring sponsors of asset-backed securities (ABS) to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43 percent; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain owner-occupied mortgage loans secured by three-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by community development financial institutions). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to-four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. We are currently assessing the impact of the final rule and have not yet determined the effect, if any, that this rule, may have on our operations. The final rule will be effective one year after publication in the Federal Register for residential mortgage-backed securitizations and two years after publication for all other securitization types.

FHFA Proposed Rule on FHLB Membership.

On September 12, 2014, the FHFA issued a proposed rule that would:

•
Impose a new test on all FHLB members that requires them to maintain at least 1% of their assets in long-term first-lien home mortgage loans, including mortgage backed securities (MBS), on an ongoing basis, with maturities of five years or more to maintain their membership in their respective FHLB. The proposal also suggests the possibility of a 2% or a 5% test as options.

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current regulations), at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in the FHLBs.

•
Eliminate all currently eligible captive insurance companies from FHLB membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that FHLBs could make to these members during the sunset period. Under the proposed rule, a "captive" insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities.

•
Clarify how an FHLB should determine the principal place of business of insurance companies or community development financial institutions for purposes of membership. Current rules define an institution’s “principal place of business” as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Comments on the proposed rule are due by January 12, 2015. For a discussion of how this rule may impact us if adopted as proposed, see Risk Factors on page 64.

Basel Committee on Bank Supervision - Liquidity Coverage Ratio.

On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain a stock of “high quality liquid assets” (HQLA) that is no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to the FHLBs but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLB System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run off includes 25% of FHLB advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A HQLA, where 0% and 15% run-off assumptions apply, respectively.  At this time, the impact of the final rule is uncertain. The final rule requires that all covered companies be fully compliant by January 1, 2017.

Joint Proposed Rule on Margin and Capital Requirements for Covered Swap Entities.

On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the FHFA (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Covered Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, “Covered Swap Entities”). Comments on the Proposed Rule are due by November 24, 2014.

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) adopted its version of the Proposed Rule (CFTC Proposed Rule) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule are due by December 2, 2014.
The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure to a mandatory two-way initial margin requirement.  The amount of initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold); and sets forth haircuts for certain collateral asset classes.  Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.
The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.
Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015 and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We would not be a Covered Swap Entity under the Proposed Rule, although the FHFA has discretion to designate us a Covered Swap Entity. Rather, we would be a financial end-user under the Proposed Rule, and would likely have material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.
Since we are currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on our costs. However, if the Proposed Rule’s initial margin requirement is adopted, it is anticipated that our cost of engaging in non-cleared swaps would increase.

SEC Final Regulations on Money Market Mutual Fund Reform.

On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

•
Require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments.

•	Allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily.

•	Include enhanced diversification, disclosure, and stress testing requirements as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLB consolidated obligations as liquid assets. FHLB consolidated discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLB consolidated discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLB consolidated obligations is unknown.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2014
Advances	$(3)	$—	$—	$(8)	$—
MPF Loans	(2)	(4)	(3)	(2)	1
Mortgage Backed Securities	(6)	(1)	(1)	(7)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	11	18	—	11	—
Derivatives	1	(14)	—	—	—
Total	$—	$(1)	$(4)	n/m	$1

As of December 31, 2013
Advances	$(3)	$—	$—	$(7)	$—
MPF Loans	(2)	(6)	(2)	(3)	1
Mortgage Backed Securities	(7)	(3)	(1)	(9)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	13	22	—	12	—
Derivatives	1	(17)	—	—	—
Total	$1	$(4)	$(3)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As noted in the above table, our sensitivity to changes in implied volatility was $(1) million as of September 30, 2014, compared to $(4) million at December 31, 2013. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of September 30, 2014			As of December 31, 2013
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
3.5	-0.3	-0.4	5.9	1.0	-0.9

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of September 30, 2014, our duration gap was -0.2 months, compared to 0.7 months as of December 31, 2013.

As of September 30, 2014, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $676 million, and our market value of equity to book value of equity ratio was 116%. At December 31, 2013, our fair value surplus was $588 million and our market value of equity to book value of equity ratio was 116%. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed starting on page F-47 in our 2013 Form 10-K.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	September 30, 2014		December 31, 2013
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$122.6	$(185.0)	$149.3	$(185.0)
-100 bp	23.6	(77.5)	62.3	(77.5)
-50 bp	3.0	(30.0)	26.5	(30.0)
-25 bp	(0.8)	(15.0)	12.4	(15.0)
+25 bp	5.5	(30.0)	(8.3)	(30.0)
+50 bp	11.4	(60.0)	(13.6)	(60.0)
+100 bp	19.6	(155.0)	(12.6)	(155.0)
+200 bp	45.6	(370.0)	21.7	(370.0)

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

In the Illinois action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. Defendants in the Illinois litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Goldman Sachs & Co., RBS Securities Inc.; Sand Canyon Acceptance Corporation; and Morgan Stanley & Co., Incorporated.

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

Regulatory changes to the FHLB membership eligibility requirements could reduce the value of Bank membership and adversely affect our business.

The FHFA has proposed regulatory changes to the eligibility requirements for FHLB members, which include among other things, imposing new ongoing membership requirements and eliminating currently eligible captive insurance companies from FHLB membership as further discussed in Legislative and Regulatory Developments on page 58.
If adopted as proposed, the regulation may reduce the value of Bank membership to the extent that the ongoing membership requirements restrict members’ access to liquidity and the Bank’s MPF Program or cause them to modify their business and balance sheet in order to comply with these ongoing requirements. Further, to the extent that such ongoing membership requirements constrict our membership over time and result in reduced demand for our products and lower capital stock investments, our results of operations and financial condition may be adversely impacted.
In addition, if the proposed regulatory changes are adopted in their current form, our three current captive insurance company members would have their membership terminated five years after the rule is finalized. As of September 30, 2014, our captive insurance company members had $7.2 billion in advances outstanding at par, which is 27% of our total advances outstanding, and held $175 million in capital stock, which is 10% of our total capital stock outstanding.

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

PMI: Primary Mortgage Insurance.

RCAP: Reduced Capitalization Advance Program.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 6, 2014	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 6, 2014	(Principal Financial Officer and Principal Accounting Officer)

S-1