Form 10-K
period 2014-12-31
Federal Home Loan Bank of Chicago
filed 2015-03-12
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2014, the aggregate par value of the stock held by current and former members was $1,801,284,858. As of February 28, 2015, including mandatorily redeemable capital stock, registrant had 19,151,950 total outstanding shares of Class B Capital Stock.

FEDERAL HOME LOAN BANK OF CHICAGO

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1. Business.

Where to Find More Information

The Federal Home Loan Bank of Chicago a maintains a website located at www.fhlbc.com where we make available our financial statements and other information regarding us and our products free of charge. We are required to file with the Securities and Exchange Commission (SEC) an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website that contains these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. Information on these websites, or that can be accessed through these websites, does not constitute a part of this annual report.

A Glossary of Terms can be found on page 121.

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

As of December 31, 2014, we had 390 full time and 15 part time employees.

Mission Statement

Our mission is to partner with our member shareholders in Illinois and Wisconsin to provide them competitively priced funding, a reasonable return on their investment in the Bank, and support for community investment activities.

[a]	Unless otherwise specified, references to we, us, our and the Bank are to the Federal Home Loan Bank of Chicago.

[b]
“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, “Downpayment Plus”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago. "MPF Direct" and "MPF Government MBS" are trademarks of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2014				December 31, 2013
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	354	199	553	75%	368	205	573	75%
Thrifts	72	29	101	13%	73	30	103	14%
Credit unions	28	35	63	8%	25	30	55	7%
Insurance companies	25	7	32	4%	20	7	27	4%
Community Development Financial Institutions	2	—	2	—%	1	—	1	—%
Total	481	270	751	100%	487	272	759	100%

The following table presents the concentration of our members by asset size:

As of December 31,	2014	2013
Member Asset Size:
Less than $100 million	27%	29%
$100 million to $1 billion	62%	61%
Excess of $1 billion	11%	10%
Total	100%	100%

Our total number of member institutions declined by eight financial institutions in 2014. We lost 27 members due to mergers and acquisitions, three of which resulted after members were placed into receivership by their regulator. Although 24 of these members were acquired by other members in our district, three were acquired by out-of-district institutions.

We added five insurance company members, ten credit unions, three commercial banks, and one community development financial institution for a total of 19 new members during 2014, as we continue to work toward our goal of building a stronger cooperative by adding new members.

For 2014 and 2013, in addition to having access to the Bank as a source of standby liquidity, 80% and 77% of our total number of members used one or more of our credit products such as advances, letters of credit, or the MPF Program at some point during the year.

Business Overview

Our strategy revolves around two goals:

•
Building the member-focused Bank, which involves all areas of the Bank coming together to deliver excellent products and services to our members. Being member-focused means applying the resources of the Bank to enhance the value of membership.

•
Building the MPF business, which is rapidly becoming accepted by most of the other FHLBs as the mortgage aggregation platform for the FHLB System. We have the opportunity and responsibility to manage the products, operations and administration of a platform that provides community lenders across the U.S. with access to the secondary mortgage market and to have an important voice in how housing finance reform takes shape in the U.S.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table represents our view of the mission-focused business we do as a cooperative bank.

Par value as of December 31,	2014	2013
Advances outstanding	$32,303	$23,425
MPF Loans held in portfolio	5,999	7,631
Primary mission assets	38,302	31,056

Consolidated obligations	$65,461	$63,584
Primary mission assets to consolidated obligations ratio	59%	49%

MPF Program Loans held by other third party investors [a]	$37,668	$37,122
Member standby letters of credit	3,617	2,103
Small Business Administration investments	2,616	2,745
Housing authority standby bond purchase agreements	417	407
Advance commitments	262	226
Housing development authority bonds	22	22
Member derivatives	22	29
Community First Fund loans and commitments	11	—
Supplemental mission assets and activities	44,635	42,654
Total primary and supplemental mission assets and activities	$82,937	$73,710

[a]	For these loans, we provide programmatic and operational support.

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

We also offer features designed to meet our members' business needs such as the following:

•
Symmetrical prepayment feature where the member would either pay a prepayment fee or prepay the advance below par upon termination, depending on the benchmark interest rate of the advance at the time of termination.

•	Commitment feature, called “forward-starting advances", to fund an advance on a negotiated funding date at a predetermined interest rate.

•	Expander feature, which allows a member one or multiple opportunities to increase the principal amount of the advance.

The FHLB Act authorizes us to make advances to eligible non-member housing associates. By regulation, such housing associates must: (i) be approved under Title II of the National Housing Act; (ii) be chartered institutions having succession; (iii) be subject to the inspection and supervision of some governmental agency; (iv) lend their own funds as their principal activity in the mortgage field; and (v) have a financial condition such that advances may be safely made to it. We must approve a housing associate applicant in order for it to be eligible to borrow. We currently have approved four non-member housing associates which are eligible to borrow from the Bank. We had $10 million in advances outstanding to non-member housing associates at December 31, 2014, and $25 million at December 31, 2013.

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

During 2014, many members continued to report to us that they have sufficient levels of liquidity and funds through customer deposits and alternative funding sources. In addition, our competitive environment continues to be impacted by the Federal Reserve’s low interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 19.

Standby Letters of Credit

We provide members with standby letters of credit (also referred to herein as letters of credit) to support obligations to third parties to facilitate residential housing finance, community lending, to achieve liquidity, and for asset-liability management purposes. In particular, members often use letters of credit as collateral for deposits from federal and state governmental agencies. Letters of credit are generally available for terms up to 20 years or for a one year term renewable annually. If we are required to make payment for a beneficiary's draw, these amounts either must be reimbursed by the member immediately or may be converted to an advance. Our underwriting and collateral requirements for letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity-based capital stock purchase requirements. We do not expect to be required to make advances under these outstanding letters of credit and did not have to do so at any point in 2014. For more details on our letters of credit see Note 17 - Commitments and Contingencies to the financial statements.

Mortgage Partnership Finance® Program

Introduction

We developed the MPF® Program to provide an additional source of liquidity to our members and to allow us to invest in mortgages to help fulfill our housing mission. The MPF Program is a secondary mortgage market structure under which we acquired and funded eligible mortgage loans from or through PFIs, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (collectively, MPF Loans). MPF Loans are conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 to 30 years or participations in such mortgage loans that are acquired under the MPF Program.

Our current business strategy limits the concentration of our MPF Loan portfolio relative to our total assets, therefore, we sell a 100% participation interest to another MPF Bank for MPF Loans acquired under our conventional portfolio products and we acquire an immaterial amount of Government Loans.

In 2008, the first non-portfolio product that we introduced was the MPF Xtra® product under which we purchase MPF Loans from PFIs and concurrently sell them to the Federal National Mortgage Association (Fannie Mae). We earn a nominal fee over time from the difference between the prices that we pay the PFI and that Fannie Mae pays us, which we expect to cover our cost of acting as master servicer for this product.

In 2014, we introduced two new mortgage products as part of the MPF Program product suite. Under the MPF Direct TM product, we purchase high-balance mortgage loans from PFIs and concurrently sell them to a third party investor. We also introduced the MPF Government MBSTM product under which we aggregate Government Loans in order to issue securities guaranteed by the Government National Mortgage Association (Ginnie Mae) that are backed by such Government Loans. We did not have any transactions under these new products for the year ended December 31, 2014.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Product	Mortgage Type	Loan Balance	Retained in Our Held for Investment Portfolio?	Servicing
Original MPF, MPF 100; MPF 125 and MPF Plus (and its variation, MPF 35)	Conventional	Conforming	Yes, but may sell participation interests	Servicing Retained and Released
MPF Government	Government	Conforming	Yes	Servicing Retained and Released
MPF Xtra	Conventional	Conforming	Sold to Fannie Mae	Servicing Retained and Released
MPF Direct	Conventional	High Balance (up to $729,000 for 1 unit)	Sold to Third Party Investor	Servicing Released
MPF Government MBS	Government	Conforming	Securitized in Ginnie Mae MBS	Servicing Retained

MPF Program Design

We have entered into agreements with other participating FHLBs under which we and they (together, the MPF Banks) acquire MPF Loans from member PFIs and we provide programmatic and operational support in our role as MPF Provider for which we receive a fee. The MPF Program portfolio products were designed to allocate the risks of MPF Loans among the MPF Banks and PFIs. For MPF Loans held in portfolio, the MPF Banks are responsible for managing the interest rate risk, prepayment risk, and liquidity risk associated with such investment.

We developed four MPF Loan products in which PFIs share in the associated credit risk of conventional MPF Loans held in our portfolio in order to meet the FHFA Acquired Member Assets (AMA) regulation requirements (Original MPF, MPF 100, MPF 125 and MPF Plus (or its variation, MPF 35)). Government Loans purchased under the MPF Government product also qualify as AMA and are insured or guaranteed by one of the following government agencies: the Federal Housing Administration (FHA); the Department of Veterans Affairs (VA); Rural Housing Service of the Department of Agriculture (RHS); or Department of Housing and Urban Development (HUD) (collectively, Government Loans).

In addition to our portfolio MPF products, PFIs sell eligible MPF Loans to us through the MPF Program infrastructure and we concurrently sell them to Fannie Mae under the MPF Xtra product and to third party investors under the MPF Direct product. Under our MPF Government MBS product, PFIs sell us Government Loans that we intend to hold in our portfolio for a short period of time until such loans are pooled into Ginnie Mae MBS. Other MPF Banks that offer these three products to their PFIs thereby allow their PFIs to sell MPF Loans directly to us. See Mortgage Standards on page 10 and MPF Servicing on page 11.

In connection with each mortgage loan sale to our third party investors, we make customary warranties regarding the eligibility of the mortgage loans. If an eligibility requirement or other warranty is breached, the applicable third party investor could require us to repurchase the MPF Loan. Such a breach is normally also a breach of the originating PFI's representations and warranties under the PFI Agreement or the MPF Origination Guide and MPF Servicing Guide (together, the MPF Guides), and we can require the PFI to repurchase that MPF Loan from us.

Under the MPF Xtra product and the MPF Government MBS product, PFIs retain the right and responsibility for servicing these MPF Loans or sell the servicing to an eligible PFI as similarly done for the MPF products held in our portfolio. Under our agreements with Fannie Mae and Ginnie Mae, we are responsible for the servicing of the MPF Loans, even though the servicing is performed by the PFIs. If a PFI were to breach its servicing obligations, we have the right to terminate its servicing rights and move the servicing to another qualified PFI and require the breaching PFI to indemnify us for any loss arising from such breach. The MPF Direct product is servicing released only and the servicing of MPF Direct loans is transferred to the third party investor at mortgage loan origination. We do not have any responsibilities related to the servicing of MPF Loans delivered under the MPF Direct product.

If a PFI that is a member of another MPF Bank wishes to sell or service MPF Loans under the MPF Xtra, MPF Direct or MPF Government MBS products, its MPF Bank must authorize it and agree to enforce its PFI Agreement for our benefit, which would include enforcing the PFI's obligation to repurchase ineligible MPF Loans and to indemnify us for any losses we incur due to the PFI's breach.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Participation of other FHLBs

The current MPF Banks are the FHLBs of: Atlanta, Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, San Francisco, Seattle, and Topeka. MPF Banks generally acquire whole loans from their respective PFIs or they may acquire participations from another MPF Bank. Under the MPF Xtra, MPF Direct and MPF Government MBS products, we acquire whole loans from PFIs of other MPF Banks with that MPF Bank’s permission.

PFI Eligibility

Members and eligible housing associates may apply to become PFIs of their respective MPF Bank. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (PFI Agreement) that provides the terms and conditions for the sale of MPF Loans, including required credit enhancement, and for the servicing of MPF Loans. All of the PFI's obligations under the PFI Agreement are secured in the same manner as other obligations of the PFI, under its advances agreement with the MPF Bank. The MPF Bank has the right under the PFI Agreement to request additional collateral to secure the PFI's obligations.

PFI Responsibilities

For conventional MPF Loan products held in our portfolio, PFIs retain a portion of the credit risk on the MPF Loans acquired by an MPF Bank by providing credit enhancement (CE Amount) which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). Each MPF Loan delivered by a PFI is linked to a master commitment so that the cumulative CE Amount, if applicable, can be determined for each master commitment. The PFI's CE Amount covers losses for conventional MPF Loans under a master commitment in excess of the MPF Bank's first loss account (FLA). The FLA is a memo account used to track the MPF Bank's exposure to losses until the CE Amount is available to cover losses. PFIs are paid a fee for managing credit risk (CE Fee) and in some instances, all or a portion of the CE Fee may be performance-based. See MPF Risk Sharing Structure in Note 8 - Allowance for Credit Losses to the financial statements for discussion of the credit enhancement and risk sharing arrangements for the conventional MPF products held in portfolio.

PFIs must comply with the MPF Program requirements contained in the MPF Guides which include: eligibility requirements for PFIs, anti-predatory lending policies, loan eligibility, underwriting requirements, loan documentation, and custodian requirements. The MPF Guides also detail the PFI's servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

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

MPF Products

Eight MPF Loan products have been developed to date: Original MPF, MPF 100, MPF 125, and MPF Plus (or its variation, MPF 35) products, which are conventional portfolio products; the MPF Government product, which is also a portfolio product; and the MPF Xtra, MPF Direct and MPF Government MBS products, in which MPF Loans acquired are not retained in our portfolio.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following is an MPF Product Comparison Table:

Product Name	First Loss Account Size	PFI Credit Enhancement Description	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [a]	Servicing Fee Retained by PFI
Original MPF	3 to 6 basis points/added each year based on the unpaid balance	Equivalent to AA	7 to 11 basis points/year - paid monthly	No	25 basis points/year
MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	7 to 10 basis points/year - paid monthly; performance-based after 2 or 3 years	Yes - After first 2 to 3 years	25 basis points/year
MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	6 to 10 basis points/year - paid monthly; performance-based	Yes	25 basis points/year
MPF Plus	An agreed upon amount not less than expected losses	0-20 bps after FLA and SMI to AA	13-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year
MPF 35 (a variation of MPF Plus)	An agreed upon amount not less than expected losses	After FLA to AA	9-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year
MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year [b]
MPF Xtra [c]	N/A	N/A	N/A	N/A	25 basis points/year
MPF Direct [d]	N/A	N/A	N/A	N/A	N/A
MPF Government MBS [e]	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	Based on Note Rate

[a]	Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.

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

[c]	MPF Loans acquired under the MPF Xtra product are concurrently sold to Fannie Mae and are not retained in our portfolio.

[d]	MPF Loans acquired under the MPF Direct product are concurrently sold to third party investors and are not retained in our portfolio.

[e]	MPF Loans acquired under the MPF Government MBS product are intended to be included in our held for sale portfolio for a short period of time until pooled into Ginnie Mae mortgage-backed securities.

See Note 8 - Allowance for Credit Losses to the financial statements and MPF Loans on page 73 for more detailed discussions of the credit enhancement and risk sharing arrangements of the various MPF products.

Mortgage Standards

PFIs are required to deliver mortgage loans that meet the underwriting and eligibility requirements in the MPF Guides, unless a PFI was previously granted waivers that exempt a PFI from complying with specified provisions of the MPF Guides. The underwriting and eligibility guidelines in the MPF Guides applicable to the conventional MPF Loans held in our portfolio are broadly summarized as follows:

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

Government MPF Loans have the same parameters as conventional MPF Loans except that their LTVs may not exceed the LTV limits set by the applicable government agency and they must meet the requirements to be insured or guaranteed by the applicable government agency. For MPF products in which MPF Loans are not held in our portfolio, PFIs are required to deliver mortgage loans that meet the applicable investor or government agency eligibility and underwriting requirements.

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

Quality Assurance Process

In our role as MPF Provider, we conduct a quality assurance review of a selected sample of MPF Loans for each PFI periodically. Subsequently, we perform periodic reviews of a sample of conventional MPF Loans to determine whether the reviewed loans complied with the MPF Program requirements at the time of acquisition. If the PFI is unable to cure any material defect in a loan, the PFI is obligated to repurchase the loan but may be permitted to provide an indemnification for losses arising from such loan or we may reserve our remedies if the loan is currently performing. See Mortgage Repurchase Risk on page 74 for a further description of our repurchase risk.

MPF Loan Participations

At December 31, 2014, 59% of the total unpaid principal balance of MPF Loans we own represents participations in MPF Loans acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the participation percentages in MPF Loans may vary by each master commitment, by agreement of the MPF Bank selling the participation interests (the Lead Bank), us in our role as MPF Provider, and other MPF Banks purchasing a participation interest. The Lead Bank is responsible for monitoring PFI creditworthiness, managing the PFI's pledged collateral and enforcing the PFI Agreement for the benefit of itself and participating MPF Banks.

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

MPF Servicing

The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF Loans it delivers, which includes loan collections and remittances, default management, loss mitigation, foreclosure and disposition of real estate acquired through foreclosure or deed in lieu of foreclosure. With respect to the MPF Xtra and MPF Government MBS products, we are contractually obligated to Fannie Mae and Ginnie Mae, respectively, with respect to servicing of the related MPF Loans. In both cases, our contractual agreements recognize that our PFIs will act as servicers of such MPF Loans.

Upon liquidation of any MPF Loan, the servicing PFI submits a realized loss calculation which is reviewed by our service provider and adjusted for any losses arising from the PFI's failure to perform in accordance with the MPF Guides.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

If there is a loss on a conventional MPF Loan held in our portfolio, the loss is allocated to the master commitment and shared between us, any participating MPF Bank and the PFI in accordance with the risk-sharing structure.

We monitor the PFI's compliance with MPF Program requirements throughout the servicing process. Minor servicing lapses are charged to the PFI. Major servicing lapses could result in a PFI's servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicer.

Although PFIs or their servicing affiliates generally service the MPF Loans delivered by the PFI, certain PFIs choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another servicer, which is permitted with the consent of the MPF Bank(s) involved.

Competition

We face competition in acquiring MPF loans from other participants in the mortgage secondary market. Secondary market participants include, but are not limited to, dealers, banks, hedge funds, money managers, insurance companies, large mortgage aggregators, private investors and other GSEs such as Fannie Me and Freddie Mac. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. As a result, our ongoing fee revenue derived from transaction services under the MPF Xtra product may be affected by the volume of business done by our competitors. We primarily compete on the basis of transaction structure, price, products, and services offered.

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

•
whole mortgages or other whole loans, other than, (1) those acquired under our MPF Program, (2) certain investments targeted to low-income persons or communities, (3) certain marketable direct obligations of state, local, or tribal government units or agencies, that are investment quality, (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and, (5) certain foreign housing loans authorized under the FHLB Act;

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

As we transitioned our primary business to advances, the FHFA previously temporarily waived our regulatory investment limitations to permit us to reinvest a portion of the proceeds from prepayments and maturities of our mortgage assets to purchase MBS issued by GSEs and approved our purchase of FFELP student loan ABS. The FHFA requires that we obtain its approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. During 2014 we received FHFA approval to purchase bonds issued by two of our non-member housing associates, although our investment in these bonds during 2014 was immaterial to our portfolio. We expect our investment portfolio to continue to decline over time as a result of this limitation. For further discussion of how this may impact us, see Risk Factors on page 19. As of December 31, 2014, we held total MBS investments of $17.5 billion, which was 4.06 times our total regulatory capital.

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

Derivative Activities

We engage in most of our derivatives transactions with major broker-dealers as part of our interest rate risk management and hedging strategies, as further discussed in Hedge Objectives and Strategies on page 78. We also enter into interest rate derivatives directly with our members in order to provide them with access to the derivatives market. We intend to enter into offsetting derivatives transactions with non-member counterparties in cases where we are not using the interest rate derivatives for our own hedging purposes.

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

Outlined below is a more detailed description of our mission-related programs that we administer and fund:

Affordable Housing Program (AHP) - We offer AHP subsidies in the form of direct grants to members to stimulate affordable rental and homeownership opportunities for households with incomes at or below 80% of the area's median income, adjusted for family size. By regulation, we are required to contribute 10% of our income before assessments to fund AHP. Of that required contribution, we may allocate up to the greater of $4.5 million or 35% to provide funds to members participating in our homeownership set-aside programs.

Direct grants are available primarily under our competitive AHP to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of rental or owner-occupied housing. We awarded competitive

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

AHP subsidies of $22 million for the year ended December 31, 2014, and $30 million for the year ended December 31, 2013 for projects designed to provide housing to 1,747 and 4,883 households, respectively. Amounts accrued, but not awarded, are recorded as a liability on our statements of condition.

In addition, direct grants are available to members under our Downpayment Plus® homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling or rehabilitation costs in conjunction with an acquisition. During the years ended December 31, 2014 and 2013, we awarded $18 million and $12 million through our Downpayment Plus programs to assist 2,339 and 1,822 very low to moderate income homebuyers.

During 2015, we anticipate having $15 million available for our Downpayment Plus programs and $29 million available in grants through our competitive AHP.

Community Investment Program (CIP)/Community Economic Development Advance (CEDA) Program - We offer two programs where members may apply for advances to support affordable housing or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare, educational centers, public or private infrastructure projects or commercial businesses. For the years ended December 31, 2014, and 2013, we had $600 million and $494 million respectively, in advances outstanding under the CIP and CEDA programs.

Community First ® Fund - Our Board of Directors approved $50 million in 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First Fund (the Fund). The Fund is an innovative revolving credit facility designed to provide low cost, longer term financing to Community Development Financial Institutions, community development loan funds and state housing finance authorities promoting affordable housing and economic development in our district. We approved our first loans under the Fund in 2014 and as of December 31, 2014, had $5 million in funded loans outstanding and $6 million in unfunded loan commitments.

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

Subordinated Debt

No FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of 10-year subordinated notes in 2006. During 2013, we repurchased $56 million of our outstanding subordinated notes through open market purchases. As of December 31, 2014, we have $944 million of subordinated notes outstanding that mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the U.S. government or any of the FHLBs other than us. For further discussion of our subordinated notes, see Note 12 - Subordinated Notes to the financial statements.

Competition

We compete with the U.S. government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. For example, a change in the types or an increase in the amounts of U.S. Treasury issuance may affect our ability to raise funds because it provides

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

alternative investment options. Furthermore, to the extent that investors perceive Fannie Mae and Freddie Mac or other issuers as having a higher level of government support, their debt securities may be more attractive to investors than FHLB System debt.

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

Pursuant to FHFA regulations, we plan to publish the results of our annual severely adverse economic conditions stress test to our public website at www.fhlbc.com between July 15 and July 31.

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

Legislative and Regulatory Developments

The legislative and regulatory environment in which we and our members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Our business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance, community lending and liquidity mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant FHFA Developments

FHFA Proposed Rule on FHLB Membership. On September 12, 2014, the FHFA issued a proposed rule that would:

•
Impose a new test on all FHLB members that requires them to maintain at least 1% of their assets in long term first-lien home mortgage loans, including MBS backed by such loans, on an ongoing basis, and with maturities of five years or more to maintain their membership in their respective FHLB. The proposal also suggests the possibility of a 2% or a 5% test as options;

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current regulations), at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in the FHLBs;

•
Eliminate all currently eligible captive insurance companies from FHLB membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that FHLBs could make to these members during the sunset period. Under the proposed rule, a captive insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities; and

•
Clarify how an FHLB should determine the “principal place of business” of an insurance company or Community Development Financial Institution (CDFI) for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLB after issuance of the final rule. Current rules define an institution’s principal place of business as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

If the proposed rule is adopted in its current form, our financial condition and results of operation may be materially impacted due to loss of members and potential members. Refer also to discussion included in Risk Factors on page 19.

Joint Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the FHFA (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, referred to as Covered Swap Entities). Comments on the Proposed Rule were due by November 24, 2014.

The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015 and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

We would not be a Covered Swap Entity under the Proposed Rule, although the FHFA has discretion to designate us as a Covered Swap Entity. Rather, we would be a financial end-user under the Proposed Rule, and would likely have material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

In addition, on September 17, 2014, the Commodity Futures Trading Commission (“CFTC”) adopted its version of the Proposed Rule (“CFTC Proposed Rule”) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule were due by December 2, 2014.

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the FHFA published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac, and the FHLBs (each a "regulated entity"). In addition, the proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBs, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopt an enterprise wide risk management program and appoint a chief risk officer with certain enumerated responsibilities;

•
Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	Require each regulated entity’s board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance; and

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

Comments on the proposed rule were due by May 15, 2014.

Final Rule on Executive Compensation. On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs and the Office of Finance. The final rule addresses the authority of the FHFA Director to: 1) approve executive officer agreements that provide for compensation in connection with termination of employment and 2) review the compensation arrangements of executive officers of the FHLBs and to prohibit an FHLB or the Office of Finance from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments. On January 28, 2014, the FHFA issued a final rule setting forth the standards that the FHFA will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLB or the Office of Finance that is assigned a less than satisfactory composite FHFA examination rating. The final rule became effective on February 27, 2014.

Other Significant Developments

Basel Committee on Bank Supervision - Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets, which will be subject to less stringent requirements under the LCR rule. The LCR rule requires such covered companies to maintain investments of “high quality liquid assets” (HQLA) that are no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to an FHLB but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLB System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run-off includes 25% of FHLB advances maturing

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

within 30 days, to the extent such advances are not secured by Level 1 or Level 2A HQLA, where 0% and 15% run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule became effective January 1, 2015 and requires that all covered companies be fully compliant by January 1, 2017.

Money Market Mutual Fund Reform. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, which became effective October 14, 2014, will, among other things:

•
Require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	Allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	Include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLB consolidated obligations as liquid assets. FHLB consolidated discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBs’ consolidated discount notes with a remaining maturity of up to 60 days. The future impact of these regulations on demand for FHLB consolidated obligations is unknown.

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities (ABS). On October 22, 2014, the FHFA and other U.S. federal regulators jointly approved a final rule requiring sponsors of asset-backed securities (ABS) to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43%, and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain owner-occupied mortgage loans secured by three-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by CDFIs). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to-four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. We have not yet determined the effect, if any, that this rule may have on our operations. The final rule became effective February 23, 2015. Compliance with the rule with respect to ABS collateralized by residential mortgages is required beginning December 24, 2015 and compliance with the rule with regard to all other classes of ABS is required beginning December 24, 2016.

Taxation and AHP Assessments

We are exempt from all federal, state, and local taxation except for real estate property taxes, which are a component of our lease payments for office space or on real estate we own as a result of foreclosure on MPF Loans. In lieu of taxes, we set aside funds for our AHP at a calculated rate of 10% of income before assessments. For details on our assessments, see Note 11 - Affordable Housing Program to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1A.    Risk Factors.

Business Risks

A prolonged downturn in the U.S. housing markets and other economic conditions, and related U.S. government policies may have an adverse impact on the business of many of our members, and our business and results of operations.

Our business and results of operations are sensitive to the housing and mortgage markets, as well as general market and economic conditions in the U.S. and our district. There continue to be challenges to the ongoing economic recovery due to uncertainty about the U.S. fiscal situation and the U.S. housing market due to the lack of real wage growth and stringent underwriting requirements, which deter potential buyers from taking advantage of low interest rates. If these conditions remain unchanged or deteriorate, our business and results of operations could be adversely affected.

In 2014, adverse trends that the U.S. housing market experienced following the 2008 financial crisis continued to reverse, as evidenced by the level of home price appreciation, improved inventory levels, and lower delinquency rates. If this recovery is not sustained and adverse trends reappear in the mortgage lending sector and general business and economic conditions deteriorate significantly, these factors could result in deterioration of our members' credit characteristics, which could cause them to become delinquent or to default on their advances and other credit obligations. As of February 28, 2015, we have not experienced any member payment defaults. In addition, declines in real estate prices or loan performance trends or increases in market interest rates could result in a reduction in the fair value of our collateral securing member credit and the fair value our mortgage-backed securities investments. This change could increase the possibility of under-collateralization increasing the risk of loss in case of a member's failure, or increase the risk of loss on our mortgage-backed securities investments because of additional credit impairment charges. Also, deterioration in the residential mortgage markets could negatively affect the value of our mortgage loan portfolio and result in possibly additional realized losses if we are forced to liquidate our mortgage portfolio.

During 2014, we lost 27 members due to mergers and acquisitions, three of which resulted after members were placed into receivership by their regulator. Twenty-four of these members were acquired by other members in our district and three were acquired by out-of-district institutions. To the extent that the financial services industry experiences significant consolidation or we were to lose a number of members whose business and capital stock investments are significantly substantial, our financial condition and results of operation could be adversely affected.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs. Following the financial crisis, we experienced a sharp decrease in demand for member advances. While our advances increased significantly during 2013 and 2014, we do not anticipate that our advances will continue to increase at such a rapid rate. As many members continued to report to us that they have sufficient levels of liquidity and funds through deposits, have decreased the size of their balance sheets to improve their capital positions, or have accessed alternative funding sources, it is possible that our advance levels could decrease.

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

As the economy continues to recover from the financial crisis of 2008 and subsequent economic downturn, the Federal Reserve has maintained several measures to depress short-term and longer-term interest rates to stabilize the U.S. housing and financial markets, including the issuance of guidance that the federal funds target rate would remain at exceptionally low levels based on employment and inflation goals. However, the Federal Reserve Board concluded its so-called "quantitative easing" asset purchase program in October 2014 in light of certain improvements in labor market conditions and underlying strength in the broader economy, although it maintained its existing policy of reinvesting principal payments from its agency debt and agency MBS.

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

In September 2014, the FHFA proposed regulatory changes to the eligibility requirements for FHLB members, which include among other things, imposing new ongoing membership requirements and eliminating currently eligible captive insurance companies from FHLB membership as further discussed in Legislative and Regulatory Developments on page 15.
If adopted as proposed, the regulation may reduce the value of Bank membership to the extent that the ongoing membership requirements restrict members’ access to liquidity and the Bank’s MPF Program or cause them to modify their business and balance sheet in order to comply with these ongoing requirements. Further, to the extent that such ongoing membership requirements constrict our membership over time and result in reduced demand for our products and lower capital stock investments, our results of operations and financial condition may be adversely impacted. In addition, if the proposed regulatory changes are adopted in their current form, our three current captive insurance company members, one of which was our largest

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

advance borrower and capital stock holder as of December 31, 2014, would have their membership terminated five years after the rule is finalized. As of December 31, 2014, our captive insurance company members had a total of $11.5 billion in advances outstanding at par, which is 36% of our total advances outstanding, and held a total of $261 million in capital stock, which is 14% of our total capital stock outstanding.

Furthermore, the legislative and regulatory environment for us and our members continues to change as regulators continue to implement the Housing Act in 2008, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and the reforms of the Basel Committee on Bank supervision. The Dodd-Frank Act, in particular, made significant changes to the overall regulatory framework of the U.S. financial system. There are several provisions in the Dodd-Frank Act that could affect the FHLBs or their members, depending on how the various regulators decide to implement this federal law through the issuance of regulations and their enforcement activities. For example, the Financial Stability Oversight Council (Oversight Council), established by the Dodd-Frank Act, issued a final rule that established the standards and procedures for determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board. In making its determination, the Oversight Council will consider whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (e.g., FHFA). If we were designated as a nonbank financial company, we would be subject to additional Federal Reserve Board prudential standards, which could adversely impact our operations and business if they result in additional costs, liquidity or capital requirements, and/or restrictions on our business activities. In addition, the Oversight Council and the U.S. Securities and Exchange Commission have proposed recommendations for structural reforms to money market funds that may affect the demand for the FHLBs' consolidated obligations. Because the Dodd-Frank Act requires several regulatory bodies to carry out its provisions, the full effect of this law on us and our members remains uncertain until after the required regulations and reports to Congress are issued and implemented. See Legislative and Regulatory Developments on page 15 for more information about recent regulatory developments, including those that pertain to the Dodd-Frank Act.

Changes in the regulation or status of GSEs and their debt issuance could reduce demand or increase the cost of the FHLBs' debt issuance and adversely affect our earnings.

The FHLBs are GSEs organized under the authority of the FHLB Act and are authorized to issue debt securities to fund their operations and finance housing development in the United States. During the financial crisis, the FHLBs debt pricing came under pressure as investors perceived GSE debt securities, including those securities issued by Fannie Mae and Freddie Mac, as bearing increased risk. This increased perception of risk resulted from the negative financial performance of Fannie Mae and Freddie Mac and the FHFA's action to place them into conservatorship in September 2008. In addition, credit impairment of private-label MBS resulted in a negative effect on certain FHLBs’ financial performance in the past.

During 2014, the U.S. Congress continued to consider possible reforms for U.S. housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac. Given the uncertainty surrounding the timing and pace of these reforms, the FHLBs’ funding costs and access to funds could be adversely affected by changes in investor's perceptions of the risks associated with the housing GSEs. Additionally, investor concerns about U.S. agency debt and the U.S. agency debt market may also adversely affect the FHLBs' competitive position and result in higher funding costs, which could negatively affect our earnings.

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

The size of our current balance sheet may decrease over time as our legacy MPF Loan portfolio pays down and our investment securities mature while we are restricted from purchasing longer-term asset classes. If we were to become a smaller sized institution, or the composition of our balance sheet significantly changes, we would be presented with challenges, such as reducing our cost infrastructure and creating a balance sheet with earning assets that would support that cost infrastructure while providing for future dividends at an appropriate level. Structuring such a balance sheet would be more challenging in a low interest rate environment. In addition, as we incur development and operating costs related to new products and initiatives, we may not generate enough member demand and volume to recover such costs. If we are unable to successfully transition our balance sheet and cost infrastructure to an appropriate composition and size scaled to member demand, our results of operations and financial condition may be negatively impacted.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Restrictions on the redemption, repurchase, or transfer of our capital stock could result in an illiquid investment for the holder.

Under the GLB Act and FHFA regulations, and our capital plan, our capital stock is subject to redemption upon the expiration of a five-year redemption period. Only capital stock in excess of a member's or former member's minimum investment requirement that was subject to a redemption request, capital stock of a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the applicable redemption period. Further, we may elect to repurchase excess stock of a member from time to time at our sole discretion without regard to the five-year redemption period. Our current practice is to repurchase excess member capital stock within three business days' after receipt of a member request.

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

For further discussion of our minimum capital requirements, see Note 13 - Capital to the financial statements.

Limitations on the payment of dividends and repurchase of excess capital stock may adversely affect the effective operation of our business model.

Our business model is based on the goal of maintaining a balance between our housing mission and our objective to provide a reasonable return on our members' investment in the cooperative. We work to achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using advances, which contributes to the overall health of the entire cooperative. See Dividend Payments on page 57. Typically, our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings, and our capital declines when we purchase excess capital stock from members as their advances decline.

Under FHFA regulations, the FHLBs may pay dividends on their stock only out of previously retained earnings or current net income, and our ability to pay dividends is subject to statutory and regulatory restrictions and is dependent upon our ability to continue to generate net income. Further, the level of our dividend payments is restricted by our retained earnings and dividend policy as further described under Retained Earnings & Dividends on page 57. If we are unable to maintain a reasonable level of net income, we may become unable to pay dividends or maintain a higher dividend on Class B1 activity stock or the level of dividends could be significantly reduced.

The amount of retained earnings available to an FHLB to pay dividends may also be limited by the provisions of the Joint Capital Enhancement Agreement as further discussed in Joint Capital Enhancement Agreement with Other FHLBs on page 58.

To the extent that current and prospective members determine that our dividend is insufficient or our ability to pay future dividends or repurchase excess capital stock is limited, we may be unable to expand our membership and may experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

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

Failure to meet minimum regulatory capital requirements could affect our ability to conduct business and could adversely affect our earnings.

We are subject to certain minimum capital requirements under the FHLB Act, as amended, and FHFA rules and regulations that include total capital, leverage capital, and risk-based capital requirements. If we are unable to satisfy our minimum capital requirements, we could be subject to certain capital restoration requirements and prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA, which could adversely affect a member's investment in our capital stock. Furthermore, any suspension of dividends and/or capital stock repurchases and redemptions could decrease member confidence, which in turn could reduce advance demand and net income should members elect to use alternative sources of wholesale funding. As a result of a risk-based capital shortfall, investors could perceive an increased level of risk or deterioration in our performance, which could result in a downgrade in our outlook or our short- or long-term credit ratings. For further discussion of our minimum regulatory capital requirements, see Note 13 - Capital to the financial statements.

Market Risks

As our legacy MPF Loan portfolio decreases and as our investment securities mature, we may experience a future reduction in our net interest income, which may negatively impact our results of operations and financial condition.

Our current business strategy is to limit the concentration of our MPF Loan portfolio relative to our total assets which has resulted in our MPF Loan portfolio decreasing by 21% during 2014. In addition, as discussed in Investments on page 12, we are not permitted to purchase investments that have a term to maturity in excess of 270 days without prior approval from the FHFA. We expect that our overall earning potential may be negatively impacted, as the size of our legacy MPF Loan portfolio and investment securities decrease over time.

A sustained period of low interest rates, rapid changes in interest rates or an inability to successfully manage interest-rate risk could have a material adverse effect on our net interest income.

We realize net interest income primarily from the spread between interest earned on our outstanding advances, MPF Loans and investments less the interest paid on our consolidated obligations and other liabilities. Our business and results of operations are affected significantly by the fiscal and monetary policies of the U.S. government and its agencies, including, the Federal Reserve Board's policies to depress short-term and long-term interest rates to stabilize the U.S. economy. Therefore, our ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of our asset and liability management activities and our level of net interest income. We use a number of measures in our efforts to monitor and manage interest rate risk, including income simulations and duration, market value and convexity sensitivity analyses.

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

Interest rate changes can exacerbate prepayment and extension risk, which is the risk that mortgage-based investments will be refinanced by the borrower in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase and may result in lower interest income and substandard performance in our mortgage portfolio as we experience a return of principal that we re-invest in a lower rate environment and shorter-term assets due to our 270-day investment restriction. In addition, while these prepayments would reduce the asset balance, the associated debt may remain outstanding at above-market rates. Conversely, when interest rates increase, we may experience extension risk, which is the risk that our mortgage-based investments will remain outstanding longer than expected at below-market yields. Any rapid change in interest rates could adversely affect our net interest income. See Quantitative and Qualitative Disclosures about Market Risk on page 78 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. The severe financial and economic disruptions during the most recent financial crisis, and the U.S. government's dramatic measures enacted to mitigate the effects, have affected the FHLBs' funding costs and practices. Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on the ability of the FHLB System to issue debt frequently to meet member demand and to refinance our existing outstanding consolidated obligations at attractive rates, maturities and call features, when needed. A significant portion of our advances are issued at interest rates that reset periodically at a fixed spread to FHLB discount note rates, so member demand for such advances may decrease to the extent that the FHLB System is unable to continue to issue debt at attractive rates.

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLB consolidated obligations.

We have a significant amount of discount notes outstanding with maturities of one year or less. We are exposed to liquidity risk if there is any significant disruption in the short-term debt markets. If a disruption were prolonged, we may not be able to obtain funding on acceptable terms. Any significant disruption that would prevent us from re-issuing discount notes for an extended period of time as they mature may require us to recognize into income up to $589 million of currently open deferred hedge costs out of other comprehensive income. Without access to the short-term debt markets, the alternative longer-term funding, if available, would increase funding costs and could cause us to increase advance rates, potentially adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations, and the value of FHLB membership.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Although credit rating actions in recent years have not had a material effect on the FHLBs funding costs, any future downgrades may result in higher FHLB funding costs and/or disruptions in access to the capital markets and our ability to maintain adequate liquidity. Any reduction in our individual Bank ratings may also trigger additional collateral posting requirements under certain of our derivative instruments. Further, member demand for certain of our products, such as letters of credit, is influenced by our credit rating and a downgrade of our credit rating could weaken member demand for such products.

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

Our FFELP ABS investments are securitizations of student loans that are guaranteed by guarantee agencies whose guaranties are reinsured by the U.S. Department of Education, or re-securitizations of such FFELP ABS. As of December 31, 2014, we held $6.2 billion of FFELP ABS investments.

We are subject to basis risk on these FFELP ABS because the Department of Education is responsible for making interest subsidy payments at a rate that is different from the rate on our FFELP ABS investments. Beginning in 2012, the Department of Education permitted holders of FFELP loans to permanently change this interest subsidy payment index rate from the previous 3-month commercial paper rate to a 1-month LIBOR rate plus a spread. Most FFELP ABS, including those we hold, pay a floating interest rate at 3-month LIBOR plus a spread. As of December 31, 2014, all FFELP ABS that the Bank holds now reflect an interest subsidy payment rate of 1-month LIBOR plus a spread. Although the change in interest subsidy payments from a 3-month commercial paper rate to a 1-month LIBOR rate reduces the volatility in basis risk now that both the ABS and interest subsidy rates are indexed to LIBOR, we remain subject to basis risk to the extent that these different LIBOR tenors do not move together in the future.

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

We are exposed to credit risk principally through advances or commitments to our members, MPF Loans, MI providers, derivatives counterparties, unsecured counterparties and issuers of investment securities or the collateral underlying them. We

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. In addition, we have exposure to credit risk because fair value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions and mortgage assets. Financial institutions have presented a higher degree of credit risk because of the recent downturn in the housing and capital markets.

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

Advances. The U.S. housing market remains exposed to significant credit risk as the U.S. economy continues to recover. Although the rate of member failures was significantly lower in 2014, many financial institutions, including our members, remain under financial stress exposing us to greater risk that one or more of our members may default on their outstanding obligations to us, including the repayment of advances.

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

As we continue to work toward building a stronger cooperative and increasing advances by adding new members, we are actively focusing on institutions that have not traditionally been a large part of our membership, such as insurance companies, community development financial institutions, and housing associates. As we increase our membership to include more non-federally insured members and increase credit outstanding to such members, we face uncertainties surrounding the possible resolution of those members, in part due to our lack of experience in dealing with their regulators and any receivers and other liquidators that may be involved in the resolution of these members. Although we will closely monitor our credit and collateral agreement processes for this segment of members, we may experience credit losses and our business may be adversely affected if we are unable to sufficiently collateralize our risk exposures in the event of potential default by or resolution of these members.

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

If we experience further disruptions in the credit markets, it may increase the likelihood that one of our derivatives counterparties fails to meet their obligations to us. In addition, the recent volatility of market prices could adversely affect the value of the collateral we hold as security for the obligations of these counterparties. See Derivative Counterparties on page 76 for a description of derivatives credit exposure.

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

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See the table in Investment Securities on page 66 for a summary of counterparty credit ratings for these investments.

Our MPF Program products have different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The MPF Program, as compared to our advances products, is more susceptible to credit losses. In recent years, as a result of the weak U.S. housing market, we experienced higher delinquency rates, default rates, and average loan loss severity contributing to increased credit losses on our MPF Loan portfolio. Although the U.S. housing market continued to stabilize during 2014, it remains fragile as many potential homebuyers are not taking out mortgages due to the lack of wage growth and stringent underwriting requirements. We decreased our allowance for credit losses from $29 million at the previous year-end to $15 million at year-end 2014 consistent with the general positive trends in the housing markets and smaller portfolio of MPF Loans held on our balance sheet. However, to the extent that economic conditions weaken and regional or national home prices decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future. We are exposed to losses on our MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from withholding performance based CE Fees (Recoverable CE Fees). Our FLA exposure as of December 31, 2014 is $133 million. The next layer of losses after the FLA is allocated to the PFI, or SMI, as applicable, through the CE Amount. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit deterioration and default on their credit enhancement obligations, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

Under the MPF Government MBS product, we absorb any associated credit losses if we are unable to recover from the servicer or the insuring or guarantying government agency.

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third-party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Loan is viable, we can require the PFI to repurchase that MPF Loan from us or indemnify us for related losses. Under the MPF Direct product, if a PFI is insolvent, our repurchase liability is limited to a PFI’s failure to deliver the required loan documentation and excludes repurchases for breaches of loan level representations and warranties. As of December 31, 2014, we had $62 million of repurchase requests and indemnifications outstanding to PFIs related to MPF Xtra loans and no outstanding repurchase requests or indemnifications for our new MPF Direct and MPF Government MBS products. Because repurchase requests from third-party investors may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests received as of a particular date may not reflect total repurchase liability for loans outstanding as of that date. In certain circumstances, third party investors may not make a repurchase or indemnification request until a loan becomes past due or defaults. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio, as further discussed in Mortgage Repurchase Risk on page 74.
Some of our PFIs from whom we may request repurchase or seek indemnification are highly leveraged and have been adversely affected by recent economic and housing market conditions and disruptions in the financial and credit markets, which may impact their ability to fulfill their indemnification or repurchase obligations to us. Although we require members to pledge collateral to secure all outstanding credit obligations, only in certain cases do we require PFIs to collateralize repurchase obligations and indemnifications given their credit condition and size of their repurchase obligation or indemnification. In the event that a PFI becomes insolvent or otherwise defaults on its repurchase or indemnification obligation to us and we cannot offset the credit loss amount against collateral provided by the PFI, we could experience losses on MPF Loans.

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

Prior to 2007, we invested in private-label MBS, which are backed by subprime, prime, and alternative documentation or Alt-A mortgage loans. We held private-label MBS with a carrying amount of $1.1 billion at December 31, 2014 and recorded no OTTI charges for 2013 and 2014. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities were subsequently downgraded and sustained realized or projected credit losses due to economic conditions and housing market trends. The depth and duration of these trends continues to affect the market for these private-label MBS, resulting in relatively lower market prices, even though some improvement in the combined fair value of these MBS has been experienced. See Investments on page 64 for a description of these securities.

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

In general, during 2014 the housing market continued to stabilize, as prices have moderated and inventory levels have improved, but it continues to face ongoing challenges such as lack of real wage growth and tight credit standards, which deter potential buyers from taking advantage of low interest rates. If positive trends in the housing markets and housing prices reverse or are less than projected, there may additional credit losses from other-than-temporary impairments. For example, slower economic recovery, in either the U.S. as a whole or in specific regions of the country, or delays in foreclosures could result in higher delinquencies, increasing the risk of credit losses that adversely affect the yield or value of these securities.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Operational Risks

We rely on quantitative models to manage risk, to make business decisions and to value our assets and liabilities. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of both internal and external business and financial models to measure and monitor our risk exposures, including interest rate, prepayment and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, risk management, transactions, and products, and for financial reporting. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, the assumptions used for our models may not keep pace with changing conditions. Inaccurate data or assumptions in these models are likely to produce unreliable results. For example, uncertainty in the housing and mortgage markets may increase our exposure to the inherent risks associated with the reliance on internal models that use key assumptions to project future trends and performance. Although we regularly adjust our internal models in response to changes in economic conditions and the housing market and rely on our vendors to adjust our external models, the risk remains that our internal models could produce unreliable results or estimates that vary considerably from actual results.

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

Failures or interruptions in our information systems and other technology, including as a result of cyber attacks, may adversely affect our ability to effectively conduct and manage our business.

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services require a complex and sophisticated operating environment supported by operating systems, which may be purchased, custom-developed, or out-sourced. Maintaining the effectiveness and efficiency of the technology used in our operations is dependent on the continued timely implementation of technology solutions and systems necessary to effectively manage the Bank and mitigate risk, which may require significant capital expenditures. If we are unable to maintain these technological capabilities, including retention of key technology personnel, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised. To the extent that the measures we take to protect the security of our information systems do not prevent a failure or breach, including events resulting from a cyber attack, we may be unable to manage our business effectively or experience losses, reputational damage or other harm. To date, we have not experienced any material effect or losses related to cyber attacks or other breaches.

We purchase a significant portion of our data center services, including disaster recovery capabilities, from third party vendors, and if our vendors fail to adequately perform the contracted services in the manner necessary to meet our needs, our business, financial condition, and results of operations may be harmed.

We have engaged various vendors to provide us with data center outsourcing services that include hardware, software support and technology services. Any failure, interruption, or breach in security of these systems, or any disruption of service, including as a result of our transition from existing to new data centers, could result in failures or interruptions in our ability to conduct business. There is no assurance that if or when such failures do occur, that they will be adequately addressed by us or the third parties on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, and results of operations.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The performance of our MPF Loan portfolio depends in part upon third parties and defaults by one or more of these third parties on its obligations to us could adversely affect our results of operations or financial condition.

Mortgage Servicing. We rely on PFIs and third-party servicers to perform mortgage loan servicing activities for our MPF Loans held in portfolio. With respect to the MPF Xtra and MPF Government MBS products, we are contractually obligated to Fannie Mae and Ginnie Mae, respectively, with respect to servicing of the related MPF Loans. In both cases, our contractual agreements recognize that our PFIs will act as servicers of such MPF Loans.

Servicing activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, advancing principal and interest under scheduled remittance options, maintaining applicable government agency insurance or guaranty, reporting loan delinquencies, loss mitigation and disposition of real estate acquired through foreclosure or deed-in-lieu of foreclosure. If current housing market trends negatively decline, the number of delinquent mortgage loans serviced by PFIs and third party servicers could increase. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. In the event that any of these entities fails to perform its servicing duties, we could experience a temporary interruption in collecting principal and interest or even credit losses on MPF Loans or incur additional costs associated with obtaining a replacement servicer if the servicer fails to indemnify us for its breaches. Similarly if any of our servicers become ineligible to continue to perform servicing activities under MPF Program guidelines, we could incur additional costs to obtain a replacement servicer. If a PFI servicer fails to perform its servicing responsibilities, we can potentially recover losses we incur from the collateral pledged to us under our Advances, Collateral Pledge and Security Agreement with the PFI, however, the amount of collateral pledged thereunder is not sized to cover a specific amount related to servicing obligations. If a third-party servicer is not one of our members, we would not have this additional remedy.

Master Servicing. We act as master servicer for the MPF Program. In this regard, we have engaged a vendor for master servicing, Wells Fargo Bank N.A., which monitors the PFIs' compliance with the MPF Program requirements and issues periodic reports to us. While we manage MPF Program cash flows, if the vendor should refuse or be unable to provide the necessary service, we may be required to engage another vendor which could result in delays in reconciling MPF Loan payments to be made to us or increased.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of February 28, 2015, we occupy 95,105 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601.  We also maintain 5,518 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

Item 3. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. The litigation was brought in state court in the states of Washington, California and Illinois. The Washington action has been resolved and was dismissed with prejudice on December 5, 2013. The California action has been resolved and was dismissed with prejudice on January 27, 2014. The Illinois action, which currently relates to 15 private label MBS bonds with an aggregate original principal amount of $950 million, is proceeding in discovery.
In the Illinois action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. As of February 28, 2015, defendants in the Illinois litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Goldman Sachs & Co.; RBS Securities Inc.; Sand Canyon Acceptance Corporation; and Morgan Stanley & Co., Incorporated.
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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our capital plan has a par value of $100 per share. As of February 28, 2015, we had 19,151,950 shares of capital stock outstanding, including 85,973 shares of mandatorily redeemable capital stock. At February 28, 2015, we had 746 stockholders of record. For details on our capital plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 13 - Capital to the financial statements.

Information regarding our dividends, including regulatory requirements and restrictions, is set forth in the Retained Earnings & Dividends section on page 57.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. The former members have withdrawn from membership or have merged with out-of-district institutions, but continue to hold capital stock. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 53.

As of	December 31, 2014	December 31, 2013
Commercial banks	$1,096	$1,084
Thrifts	289	278
Credit unions	135	114
Insurance companies	382	194
Total	1,902	1,670

We repurchased excess capital stock from members totaling $160 million during 2014 and $357 million in 2013, as further discussed in the Repurchase of Excess Capital Stock section on page 56.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 6.    Selected Financial Data.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2014	2013	2012	2011	2010
Net income (loss)	$392	$343	$375	$224	$366
Total assessments	44	33	42	47	132
Interest expense [a]	841	1,061	1,344	1,707	1,997
Earnings, as adjusted	$1,277	$1,437	$1,761	$1,978	$2,495

Fixed charges:
Interest expense [a]	841	1,061	1,344	1,707	1,997
Total fixed charges	$841	$1,061	$1,344	$1,707	$1,997

Ratio of earnings to fixed charges	1.52	1.35	1.31	1.16	1.25

[a]	Excludes interest portion of rental expense which was immaterial for all periods.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of or for the years ended December 31,	2014	2013		2012		2011		2010
Selected statements of condition data
Total investments [a]	$32,745	$36,402		$40,750		$40,503		$46,239
Advances	32,485	23,489		14,530		15,291		18,901
MPF Loans held in portfolio, gross	6,072	7,724		10,474		14,163		18,327
Less: allowance for credit losses	(15)	(29)		(42)		(45)		(33)
Total assets	71,841	68,797		69,584		71,255		84,116
Consolidated obligations, net -
Discount notes	31,054	31,089		31,260		25,404		18,421
Bonds	34,251	31,987		32,569		39,880		57,849
Total capital stock	1,902	1,670		1,650		2,402		2,333
Total retained earnings	2,406	2,028		1,691		1,321		1,099	[b]
Total capital	4,525	3,765		3,448		3,292		2,949
Other selected data at period end
MPF Xtra loans outstanding [c]	14,474	13,964		11,348		7,234		5,655
FHLB systemwide consolidated obligations (par)	847,175	766,837		687,902		691,868		796,374
Number of members	751	759		762		767		775
Total employees (full and part time)	405	355		329		296		300
Selected statements of income data
Net interest income after provision for credit losses	$528	$452		$563		$518		$756
OTTI (loss), credit portion	—	—		(15)		(68)		(163)
Total non-interest gain (loss)	32	(1)		(35)		(63)		(127)
Total non-interest expense	124	75	[d]	111		184	[d]	131
Net income	392	343		375		224		366
Other selected data during the periods ended
MPF Xtra loan volume funded - total system	2,037	4,671		6,941		2,818		3,411
MPF Xtra loan volume funded - Chicago PFIs	975	2,214		3,636		1,771		2,548
Selected annualized ratios and data
Total regulatory capital ratio	6.01%	5.38%		4.81%	[e]	6.35%		5.90%
Market value of equity to book value of equity	114%	116%		102%		90%		88%
Total investments as a percent of total assets	46%	53%		59%		57%		55%
Advances as a percent of total assets	45%	34%		21%		21%		22%
MPF Loans held in portfolio, net, as a percent of total assets	8%	11%		15%		20%		22%
Dividend rate on class B1 activity capital stock-period paid	1.58%	0.55%		0.25%		0.10%		—%
Dividend rate on class B2 membership capital stock-period paid	0.45%	0.30%		0.25%		0.10%		—%
Return on average assets	0.55%	0.53%		0.54%		0.28%		0.41%
Return on average equity	9.35%	9.69%		12.90%		7.22%		14.00%
Average equity to average assets	5.83%	5.48%		4.19%		3.93%		2.95%
Net yield on average interest-earning assets	0.74%	0.71%		0.84%		0.69%		0.89%
Return on average Regulatory Capital spread to three month LIBOR index	9.61%	9.74%		11.67%		5.14%		9.58%
Cash dividends	$14	$6		$5		$2		$—
Dividend payout ratio	3.57%	1.75%		1.32%		1.04%		—%

[a]	Total investments include investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

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

[d]
December 31, 2011, non-interest expense included an additional $50 million charge for AHP. In April of 2013, we reversed this $50 million charge after we received approval from the FHFA and our Board of Directors to implement the Community First Fund. See Note 11 - Affordable Housing Program to the financial statements.

[e]
Effective January 1, 2012, we implemented a new capital plan that resulted in a change to the calculation of our regulatory capital to assets ratio. For further details refer to our Note 13 - Capital to the financial statements to our 2012 Form 10-K.

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

•
the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; our ability to successfully transition to a new business model, implement business process improvements and scale our size to our members' borrowing needs; the extent to which our members use our advances as part of their core financing rather than just as a back-up source of liquidity; and our ability to generate enough volume in new products to cover our costs related to developing such products;

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

•
changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

investment opportunities; changes in our cost of funds due to concerns over U.S. fiscal policy, and any related rating agency actions impacting FHLB consolidated obligations;

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

•
the pace of technological change and our ability to develop and support technology and information systems, including our ability to protect the security of our information systems and manage any failures, interruptions or breaches in our information systems or technology services provided to us through third-party vendors;

•	our ability to attract and retain skilled employees;

•	the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities; and

•	our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 19.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

2014 Financial Highlights

•	We recorded net income of $392 million compared to the $343 million in 2013.

•
We recorded other non-interest gain (loss) of $32 million compared to a loss of $1 million for 2013. We incurred losses on early extinguishments of certain higher-cost debt of $118 million during 2013; we had no such losses during 2014. This positive variance was offset partially by the recognition of $27 million in private-label MBS litigation settlement awards in 2014, compared to $99 million received from such settlements during 2013.

•
Non-interest expense was $124 million compared to $75 million for 2013 (inclusive of the $50 million reversal related to the Community First Fund in 2013). Although we experienced increased operating expenses related to information technology (IT) infrastructure and IT security upgrades, these increases were offset by reductions in legal expenses related to private-label MBS litigation.

•	Total investment securities decreased 13% in 2014 to $27.3 billion reflecting our current investment restriction which limits our ability to acquire longer-term investments.

•
Advances outstanding were $32.5 billion, up from the previous year-end level of $23.5 billion. We again offered the popular Reduced Capitalization Advance Program (RCAP), which a record number of members used. RCAP allows members to fund new longer term advances with 2% capital stock instead of 5%. The number of members that participated in RCAP more than doubled to 126 from 56 in 2013. Members borrowed $9 billion in 2014 and $9.5 billion in 2013 through RCAP.

•
MPF Loans held in portfolio declined $1.6 billion in 2014 to $6.1 billion. Although the mortgage market was shifting back to a refinance market towards the end of the year, the overall origination volumes for the year were down. MPF Xtra loan origination volume across all of the FHLBs that offer this product decreased from $4.7 billion during 2013 to $2.0 billion during 2014. MPF Xtra loan volume for PFIs in our district was $975 million in 2014 and $2.2 billion in 2013, representing nearly half of all MPF Xtra loan volume during these two years.

•
Total assets were $71.8 billion compared to $68.8 billion at year-end 2013. Advance growth helped offset the declines in investment securities and MPF Loans. We anticipate that the overall size of the Bank will decrease as MPF Loans and investment securities continue to pay down and mature.

•	Letter of Credit (LCs) commitments increased to $3.6 billion from $2.1 billion at year-end 2013. Over 140 members had outstanding LCs up from 114 members in 2013.

•	We remained in compliance with all of our regulatory capital requirements.

Summary and Outlook

Maximizing the Benefits of Membership

During 2014 more members benefited from our expanded products and community investment activities, and we increased our dividend on Class B1 activity stock. In January 2015 we announced that we are reducing membership investment requirements for our members. These were just some ways we sought to maximize the benefits of membership in the Bank.

Year over year growth in advances was outstanding. Members are increasingly using advances to meet both their short-term liquidity and long-term funding needs. At year-end almost 400 members had advances outstanding totaling $32.5 billion compared to more than 380 members with $23.5 billion advances outstanding at year-end 2013. We believe the $9 billion increase in total borrowings is reflective of the benefits members receive.

Members that actively use the Bank for advances contribute to the health of the entire cooperative. To recognize this contribution, we continued to pay a higher dividend on Class B1 activity stock. The dividend declared per share of Class B1 activity stock increased 25 basis points to an annualized rate of 2.25% for the fourth quarter of 2014 while remaining at 0.50% per share of Class B2 membership stock.

In addition, to reduce the cost of accessing the cooperative for virtually all members, in January 2015 the Board of Directors lowered the membership investment requirements in the Bank. Previously, the amount of membership stock an institution maintained at the Bank depended on which was greater: $10,000 or 1% of the member’s mortgage assets. The Board reduced that requirement at its January 2015 meeting; the floor is now the greater of either $10,000 or 0.85% of a member’s mortgage assets. The Board also adjusted the cap on membership stock downward to $75 million.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Together these actions signal our resolve to build a capital structure for a member-focused Bank that acknowledges the unique differences in how members use the Bank while providing benefits across the entire membership.

Increasing Access to the Secondary Mortgage Market

Supporting members’ communities through the MPF Program is a strategic focus. In 2014, we initiated programs for two products that will provide members with additional outlets and investors for the mortgages they originate and want to sell to the secondary market. MPF Direct is designed to help members offer high-balance, fixed-rate loans to their customers while the MPF Government MBS product allows the Bank to issue securities guaranteed by Ginnie Mae and backed by mortgages originated by members. We are in the final stages of rolling out both products and plan to offer them more widely by the second quarter of 2015. In addition, we plan to continue to enhance our product offerings based on the feedback we have received in order to better meet member needs.

Investing in Members’ Communities

In 2015, we are celebrating 25 years of the Affordable Housing Program (AHP). Congress created AHP in 1989, and we made our first investments in members' communities the following year. In 2014 alone, we awarded $22 million through the competitive AHP to help finance 43 affordable housing projects (1,747 housing units) located primarily in Illinois and Wisconsin. Based on 2014 earnings, the Bank’s 2015 annual AHP contribution is $29 million for competitive AHP and $15 million for our Downpayment Plus Program.

Also in 2014 we named our first two partners in the Community First Fund, a $50 million revolving loan fund. Wisconsin Women’s Business Initiative Corporation in Milwaukee is providing lending capital for small business development, including micro loans, and IFF is providing lending capital for affordable housing, supportive housing, and community facilities throughout Illinois and Wisconsin.

In January 2015, we selected Forward Community Investments (FCI), a community development financial institution located in Madison, WI, as a Community First Fund partner; FCI will use its funding to expand its existing loan fund that provides low-cost, flexible financing to nonprofit organizations that develop affordable housing and community facilities and promote economic and community development. FCI intends to leverage the Community First Fund loan with investments from other organizations, including Bank member institutions, to help support community lending projects that address critical needs of communities throughout Wisconsin.

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

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2014 compared to 2013

	2014			2013			Increase (decrease) due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and/or deposit income	$10,468	$7	0.07%	$9,542	$9	0.09%	$1	$(3)	$(2)
Investment securities	28,568	870	3.05%	29,724	928	3.12%	(36)	(22)	(58)
Advances	25,056	158	0.63%	15,195	175	1.15%	113	(130)	(17)
MPF Loans held in portfolio	6,762	327	4.83%	8,775	399	4.55%	(92)	20	(72)
Total Interest Income on Assets	70,854	1,362	1.92%	63,236	1,511	2.39%	(14)	(135)	(149)
Consolidated obligation discount notes	28,889	269	0.93%	23,820	288	1.21%	61	(80)	(19)
Consolidated obligation bonds	37,014	518	1.40%	35,276	716	2.03%	35	(233)	(198)
Subordinated notes	944	54	5.72%	994	57	5.73%	(3)	—	(3)
Total Interest Expense on Liabilities	66,847	841	1.26%	60,090	1,061	1.77%	93	(313)	(220)
Net yield on interest-earning assets	$70,854	$521	0.74%	$63,236	$450	0.71%	$(107)	$178	$71

Net interest income changed mainly due to the following:

•
Investment interest income declined primarily due to the decline in average investment balances as securities matured or paid down. Our ability to make new investments that have a term to maturity in excess of 270 days is restricted. For further information, see Investments on page 12. This decline was partially offset by continued accretion of expected improvements in the present value of cash flows associated with securities that were previously charged with credit related OTTI. For 2014, we recorded additional interest income of $57 million due to such accretion. For 2013, accretion was $40 million. Future accretion is dependent upon how estimated market conditions may impact the projected cash flows, and may vary from past experience.

•
Interest income from advances decreased primarily due to a decline in rates and a decline in prepayment fees recognized in 2014 compared to 2013. See Note 6 - Advances to the financial statements for details on advance rates. The rate decline was largely offset by increases in volume, which was partially the result of a Reduced Capitalization Advance Program (RCAP) we started offering during the fourth quarter of 2013 to lower the cost of borrowing by providing term advances at a reduced capital stock requirement. We reopened the RCAP beginning in the third quarter of 2014. See Reduced Capitalization Advance Program on page 54 for further information.

•
Interest income from MPF Loans continued to decline as expected due to the decreased volume of MPF Loans outstanding. The increase in yield was primarily due to reduced amortization of basis adjustments on closed hedges on MPF Loans. See MPF Loans Held in Portfolio, Net on page 48 for further details.

•
Interest expense decreased primarily as a result of our fourth quarter 2013 repurchase and retirement of long term consolidated obligation bonds that were carrying high interest rates. These bonds were replaced with significantly lower-rate funding. Market rates on our short term discount notes also declined on average in 2014 compared to 2013.

Net interest income is also impacted by fair value and cash flow hedging activity. For details see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 42.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2013 compared to 2012

	2013			2012			Increase (decrease) in net interest due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold and securities purchased under agreements to resell	$9,542	$9	0.09%	$6,377	$10	0.16%	$5	$(6)	$(1)
Investments	29,724	928	3.12%	35,356	1,119	3.16%	(178)	(13)	(191)
Advances	15,195	175	1.15%	14,396	241	1.67%	13	(79)	(66)
MPF Loans held in portfolio	8,775	399	4.55%	12,002	546	4.55%	(147)	—	(147)
Total Interest Income on Assets	63,236	1,511	2.39%	68,131	1,916	2.81%	(307)	(98)	(405)
Consolidated obligation discount notes	23,820	288	1.21%	26,656	307	1.15%	(33)	14	(19)
Consolidated obligation bonds	35,276	716	2.03%	37,329	980	2.63%	(54)	(210)	(264)
Subordinated notes	994	57	5.73%	1,000	57	5.70%	—	—	—
Total Interest Expense on Liabilities	60,090	1,061	1.77%	64,985	1,344	2.07%	(87)	(196)	(283)
Net yield on interest-earning assets	$63,236	$450	0.71%	$68,131	$572	0.84%	$(220)	$98	$(122)

Net interest income changed mainly due to the following:

•	Investment income declined primarily due to the decline in average investment balances as securities matured or paid down.

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

•
Interest income from MPF Loans continued to decline as expected due to the decreased volume of MPF Loans outstanding, a result of not adding MPF Loans to our balance sheet. Although market mortgage rates began to climb slightly in 2013, we did not experience an increased yield on our MPF Loan portfolio as we were not adding a material amount of new loans to the portfolio at that time.

•
Interest expense on our consolidated obligations decreased primarily as higher coupon bonds matured, debt was retired, and as the overall level of debt outstanding declined. During 2013 as higher cost consolidated obligation bonds continued to mature, we were able to replace them with newly issued debt at lower rates.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

For the years ended December 31,	2014	2013	2012
Net other-than-temporary impairment (OTTI) charges, credit portion	$—	$—	$(15)
Trading securities	(19)	(13)	(43)
Derivatives and hedging activities	(7)	12	(1)
Instruments held under fair value option	13	—	2
Early extinguishment of debt	—	(118)	—
Litigation settlement awards	27	99	—
Other, net	18	19	22
Total non-interest gain (loss)	$32	$(1)	$(35)

OTTI impairment charges, credit portion

As the economic conditions improved, and thus the significant inputs used to value our securities stabilized, we did not record additional OTTI in 2014 or 2013. As we actively monitor the credit quality of our MBS, it is not possible to predict whether we will have additional OTTI charges in the future. Future charges will depend on many factors including economic, financial market, and housing market conditions; and the actual and projected performance of the loan collateral underlying our MBS. If delinquency and/or loss rates on mortgages loans increase, and/or there is a deterioration in residential real estate values, we could experience additional losses on these investment securities. See Critical Accounting Estimates on page 62 for a discussion on the sensitivity of OTTI to significant inputs based on an adverse case scenario.

Early extinguishment of debt

In 2013, we repurchased and extinguished certain higher-cost debt at a loss, funded in part using our litigation settlement awards, with the intent to reduce future interest expense.

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. We reached settlements in connection with a number of these defendants during 2014 and 2013, and we continue to pursue litigation related to these matters. We cannot predict to what extent we will succeed in the remaining litigation. See Item 3. Legal Proceedings on page 31 for further details.

Other, net

We earned a fee as the master servicer for other FHLBs participating in the MPF Program. These amounted to $10 million, $10 million, and $9 million for the years ended December 31, 2014, 2013, and 2012.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Gains (losses) on derivatives and hedging activities have declined to relatively smaller amounts in the past three years compared to years prior to 2012, primarily as a result of less volatile hedging costs, which is consistent with hedging strategies of our more simplified balance sheet along with a more stable economy.

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

Gains on our instruments held under fair value option were mostly driven by the increase in the two year swap rate during 2014, which is a significant valuation input for the shorter-term consolidated obligation bonds for which we elect the fair value option.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Details on the impact of these items, which include hedge ineffectiveness and economic hedge activity, are in the following table.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Year ended December 31, 2014
Amortization/accretion	$5	$—	$(17)	$(2)	$(14)	$(28)
Net interest settlements	(81)	(140)	—	(246)	253	(214)
Total recorded net interest income	(76)	(140)	(17)	(248)	239	(242)
Fair value hedges - ineffectiveness net gain (loss)	9	(4)	—	—	(27)	(22)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	2	—	2
Economic hedges - net gain (loss)	(2)	—	—	1	14	13
Total recorded derivatives & hedging activities	7	(4)	—	3	(13)	(7)
Trading securities - hedged	—	—	—	—	—	—
Instruments held under fair value option	2	—	—	1	10	13
Total net effect gain (loss) of hedging activities	$(67)	$(144)	$(17)	$(244)	$236	$(236)

Year ended December 31, 2013
Amortization/accretion	$17	$—	$(32)	$(3)	$(25)	$(43)
Net interest settlements	(68)	(139)	—	(262)	224	(245)
Total recorded net interest income	(51)	(139)	(32)	(265)	199	(288)
Fair value hedges - ineffectiveness net gain (loss)	10	9	—	—	(6)	13
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	6	(2)	4
Economic hedges - net gain (loss)	—	—	(5)	—	—	(5)
Total recorded derivatives & hedging activities	10	9	(5)	6	(8)	12
Trading securities - hedged	—	(5)	—	—	—	(5)
Total net effect gain (loss) of hedging activities	$(41)	$(135)	$(37)	$(259)	$191	$(281)

Year ended December 31, 2012
Amortization/accretion	$(10)	$—	$(50)	$(9)	$(32)	$(101)
Net interest settlements	(83)	(132)	(2)	(268)	151	(334)
Total recorded net interest income	(93)	(132)	(52)	(277)	119	(435)
Fair value hedges - ineffectiveness net gain (loss)	10	—	1	—	(11)	—
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	3	—	3
Economic hedges - net gain (loss)	—	—	(19)	6	9	(4)
Total recorded derivatives & hedging activities	10	—	(18)	9	(2)	(1)
Trading securities - hedged	—	(39)	—	—	—	(39)
Instruments held under fair value option	—	—	—	2	—	2
Total net effect gain (loss) of hedging activities	$(83)	$(171)	$(70)	$(266)	$117	$(473)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

For the years ended December 31,	2014	2013	2012
Compensation and benefits	$66	$62	$54
Other operating expenses	48	41	37
Other community investment	—	(50)	—
Litigation settlement legal expense	3	19	—
Other	7	3	20
Total non-interest expense	$124	$75	$111

Compensation and benefits increased in 2014, as compared to the same periods in 2013 and 2012. We had 405 employees as of December 31, 2014, compared to 355 and 329 as of December 31, 2013, and 2012. We are continuing to add employees in order to continue to enhance our member-focused bank, with the goal of innovating, and then delivering, new products and services to our members. We have also increased staff as we continue to build the MPF Program platform to support community lenders by providing them with access to the secondary mortgage market to sell the loans that they originate.

The majority of increase in other operating expenses was information technology related. The increase in these expenses primarily related to enhanced information technology security, and MPF Program and customer relationship management systems.

The approvals for our Community First Fund resulted in our recognizing $50 million in earnings in the second quarter of 2013, which represents a reversal of the $50 million charge previously recognized in 2011. This reversal was recognized through non-interest expenses, the same account where the original charge was recorded.

We incurred litigation settlement fees upon legal settlement awards. See Non-Interest Gain (Loss) on page 42 for further details.

The majority of the improvement in the Other category is related to our real estate owned (REO) as a result of foreclosures. As the economy has improved so have our results on our REO portfolio.

Assessments

We fund the Affordable Housing Program (AHP) program at a calculated rate of 10% percent of income before assessments. However, in 2013, we received approval from the FHFA and our Board of Directors to implement the Community First Fund. As a result, we reversed in 2013 a $50 million charge we originally recorded in 2011 through "Non-interest expense - Other community investment” in our statements of income. Since we already have paid our AHP assessment attributable to the charge in 2011, our AHP assessment for 2013 was calculated on the 10% excluding the reversal.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

For the years ended December 31,	2014	2013	2012
Other comprehensive income (loss) -
Net unrealized gain (loss) - available-for-sale securities	$8	$(524)	$463
Non-credit OTTI - held-to-maturity securities	56	61	85
Net unrealized gain (loss) - cash flow hedges	85	413	(29)
Other	1	10	19
Other comprehensive income (loss)	$150	$(40)	$538

Net unrealized gain (loss) on available-for-sale securities

The year-to-date unrealized gains in 2014 resulted from a small decrease in longer-term market interest rates compared to 2013. We have a substantial unrealized gain position in Accumulated Other Comprehensive Income (Loss) (AOCI) related to our available-for-sale (AFS) securities portfolio, which will only be realized into net income if we sell our AFS securities before maturity. If we do not sell these securities, the gains will eventually reverse to zero within AOCI when they mature.

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

Total net unrealized gain (loss) on cash flow hedges

The year-to-date unrealized gains in 2014 on cash flow hedges is due to the small decrease in long term interest rates compared to 2013.  While longer term market interest rates declined, short term rates were up slightly.  Our cash flow hedges are more sensitive to changes in longer term rates.  We still have a substantial unrealized loss position in AOCI related to these cash flow hedges.

For further information on all of the above activity in Other Comprehensive Income (Loss) see Note 14 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

As of	December 31, 2014	December 31, 2013
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$5,827	$6,021
Investment securities	27,260	31,352
Advances	32,485	23,489
MPF Loans held in portfolio, net	6,057	7,695
Other	212	240
Total assets	$71,841	$68,797

Consolidated obligation discount notes	$31,054	$31,089
Consolidated obligation bonds	34,251	31,987
Subordinated notes	944	944
Other	1,067	1,012
Total liabilities	67,316	65,032
Capital stock	1,902	1,670
Total retained earnings	2,406	2,028
Accumulated other comprehensive income (loss)	217	67
Total capital	4,525	3,765
Total liabilities and capital	$71,841	$68,797

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
Our liquidity position at the end of 2014 as compared to the end of 2013 was relatively unchanged, as we continue to take advantage of the very low interest rates in the market by issuing debt in the form of short term discount notes and investing it in short term assets. The majority of our liquidity at December 31, 2014 was kept as securities purchased under agreements to resell, as rates on other options were on average less.

Investment Securities

Although a majority of our investment securities are classified as available-for-sale, investment securities in all three categories of trading, available-for-sale, and held-to-maturity declined as securities matured or paid down. We are required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At December 31, 2014, our MBS portfolio was 4.06 times our total regulatory capital and our advances represented 45% of our total assets, thus we expect our portfolios to continue to decline over time until we reach this limitation.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Member demand for advances increased during 2014 compared to December 31, 2013. In late 2013, we announced our Reduced Capitalization Advance Program (RCAP) and members have taken advantage of these benefits to lower their cost of borrowing by increasing advances. We reopened the RCAP during the third quarter of 2014, which contributed to the increase in advances. See Reduced Capitalization Advance Program on page 54 for further information. We also have a significant funding long-term commitment with a member that contributes to the level of outstanding advances. While our advances increased significantly during 2014, we do not anticipate that our advances will continue to increase at such a rapid rate, and it is possible that our advances may decrease to the extent our members elect to utilize alternative funding resources.

In addition, the average terms of our advances have become longer, with the largest issuances occurring in the category "due four to five years" range where we added approximately $7 billion in new advances during the year. For further details, see Note 6 - Advances to the financial statements for the terms of our advances outstanding at December 31, 2014; and for advance terms outstanding at December 31, 2013, see Note 6 - Advances to the financial statements in our 2013 Form 10-K.

The following table sets forth the current period par amount of advances outstanding for the borrowers with the five largest advance balances:

As of		December 31, 2014
One Mortgage Partners Corp.	[a]	$11,000	34%
Associated Bank, N.A.		3,500	11%
State Farm Bank, F.S.B.		2,600	8%
BMO Harris Bank, N.A.		2,375	7%
The Northern Trust Company		1,500	5%
All other borrowers		11,328	35%
Total par value		$32,303	100%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2014	December 31, 2013
Members
Commercial banks	$13,885	$13,119
Thrifts	3,905	3,669
Credit unions	631	446
Insurance companies	13,836	6,128
Community Development Financial Institutions	7	2
Members total	32,264	23,364
Former members and Housing Associates	39	61
Total at par	32,303	23,425
Hedging and other adjustments	182	64
Balance on the statements of condition	$32,485	$23,489

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net

MPF Loans continued to decline as expected, a result of our current business strategy to limit the concentration of our MPF Loan portfolio relative to our total assets. The rate of decline in our MPF Loan balance is dependent upon the speed at which borrowers prepay their mortgages, which has slowed as mortgage rates for the most part of 2014 have risen from their historical lows, although rates declined a bit for a period of time towards the end of 2014. As a result of the rate movements in 2014, as well as the seasoned nature of our MPF portfolio, borrowers are not refinancing their existing loans at the same pace as they had previously. We cannot predict the extent to which future mortgage rates will rise or fall, or the extent of prepayment activity that will accompany fluctuation in mortgage rates. However, to the extent significant prepayment activity occurs, this may cause volatility to our interest income. Specifically, when an MPF Loan prepays, any cumulative basis adjustments are recognized as a reduction to interest income. As a result, the effective yield in subsequent reporting periods may be higher since the cumulative basis adjustments closed portion balance is reduced - that is, the amount amortized attributable to the cumulative basis adjustments - closed portion in subsequent reporting periods will be lower resulting in an apparent higher yield as seen in Net Interest Income on page 39. The table below summarizes our net premium and closed hedge basis adjustments on MPF Loans. We currently have no open hedges on MPF Loans.

For the years ended December 31,	2014	2013	2012
Net premium amortization	$7	$10	$13
Net amortization of closed basis adjustments	16	31	50

As of December 31,	2014	2013
Net premium balance on MPF Loans	$24	$29
Cumulative basis adjustments closed portion	50	66
MPF Loans, unpaid principal balance	5,999	7,631
Premium balance as a percent of MPF Loans	0.40%	0.38%

In addition to MPF Loans we hold in portfolio, we also bought, and concurrently resold to Fannie Mae, MPF Xtra loans on behalf of our PFIs and the PFIs of other MPF Banks. For more details see Selected Financial Data on page 34.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

We are required to maintain liquidity pursuant to FHFA regulations and guidance, and pursuant to policies established by our Board of Directors.

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

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, paydowns of advances, MPF Loans with one day to maturity and inter FHLB loans with one day to maturity. As of December 31, 2014, our overnight liquidity was $8.5 billion or 12% of total assets. This amount represents excess overnight liquidity of $6.0 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2014, we had excess liquidity of $34.6 billion to support member deposits.

Contingency Liquidity - FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions that are considered to be of investment quality. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $19.6 billion as of December 31, 2014.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

FHLB P&I Funding and Contingency Plan Agreement. We have entered into an agreement with the other FHLBs and the Office of Finance regarding the Federal Reserve's intraday funding process to provide a mechanism for the FHLBs to provide liquidity to avert a shortfall in the timely payment of principal and interest on any consolidated obligations by one or more FHLBs. We may increase our liquidity ratio for the month of July each year to mitigate the risk that we are required to fund under the FHLB P&I Funding and Contingency Plan Agreement. Through the date of this report, no FHLB has been required to fund under this contingency agreement.

Funding

Conditions in Financial Markets

During 2014, the Federal Reserve periodically reduced purchases of both Treasuries and MBS until October, when the program ended. Despite the reduced purchases, the 10-year Treasury rate fell 0.86 percent to end the year at 2.17 percent. Slower growth in the United States and the developed world seemed to be the catalyst for the fall in longer-term rates. The 2-year Treasury rate rose 0.29 percent to end the year at 0.67 percent reflecting future anticipated interest rate hikes by the Federal Reserve Open Market Committee, which many analysts currently forecast will begin sometime in 2015. We continued to have ready access to funding during the year.

Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the year ended December 31, 2014, net cash provided (used) by operating activities was $620 million. This resulted from net income adjusted for non-cash adjustments, primarily losses due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the year ended December 31, 2014, net cash provided (used) by investing activities was $(3.4) billion. This net change was driven by our objective to transition our primary business to advances and reduce our total investment securities such that our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. In this regard, the net change resulted primarily from a net increase in advances issued of $(8.9) billion along with an increase in interest bearing deposits of $(0.6) million partially offset by the following:

•	Portfolio runoff of total investment securities through maturities and paydowns of $4.5 billion; and

•	principal collections on MPF Loans held in portfolio of $1.7 billion.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the year ended December 31, 2014, net cash provided (used) in our financing activities was $2.2 billion. This resulted primarily from the net increase in consolidated obligation bonds issued as shown below and net capital stock issued.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the years ended December 31,	2014	2013	2012
Discount notes	$(37)	$(169)	$5,855
Bonds	1,931	(254)	(7,312)
Total consolidated obligations	$1,894	$(423)	$(1,457)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2014, our consolidated obligations were rated AA+/Aaa (with outlook stable) by S&P and Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

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

	Discount Notes (carrying amount)			Short-Term Consolidated Obligation Bonds (par value)
As of or for the years ended December 31,	2014	2013	2012	2014	2013	2012
Outstanding at period end	$31,054	$31,089	$31,260	$1,000	$1,000	$1,250
Weighted average rate at period-end	0.09%	0.07%	0.13%	0.11%	0.17%	0.19%
Daily average outstanding for the year-to-date period	$28,889	$23,820	$26,656	$2,696	$1,720	$823
Weighted average rate for the year-to-date period [a]	0.07%	0.09%	0.11%	0.11%	0.17%	0.20%
Highest outstanding at any month-end during the year-to-date period	$32,464	$31,089	$31,260	$4,300	$3,000	$1,250

[a]	Excludes hedging adjustments.

We comply with FHFA regulations that require we maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount of our consolidated obligations outstanding:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	secured advances;

•	mortgages, which have any guaranty, insurance, or commitment from the United States or any agency of the U.S. government; and

•
investments described in Section 16(a) of the FHLB Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLB is located.

At December 31, 2014, we had eligible assets free from pledges of $71.6 billion, compared to our outstanding consolidated obligations of $65.3 billion.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Consolidated Obligation Bonds

Consolidated obligation bonds (bonds) satisfy term funding requirements and are issued under various programs. The maturities of these securities may range from less than one year to over 20 years, but they are not subject to any statutory or regulatory limits on maturity. The bonds can be fixed or adjustable rate, and callable or non-callable. We also offer fixed-rate, non-callable (bullet) bonds via the FHLBs' Tap issue program. This program uses specific maturities that may be reopened daily during a three month period through competitive auctions. The goal of the Tap program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

Although we issue fixed-rate bullet and callable bonds, we may also issue bonds that have adjustable rates, step-up rates that step-up or increase at fixed amounts on predetermined dates, zero-coupons, and other types of rates. See Note 10 - Consolidated Obligations to the financial statements for details. Bonds are issued and distributed daily through negotiated or competitively bid transactions with approved underwriters or selling groups.

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

We also participate in the Global Issuances Program, under which the FHLB System, through the Office of Finance, maintains a process for scheduled issuance of global fixed-rate consolidated bonds. As part of this process, management from each FHLB determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBs' orders do not meet the minimum debt issuance size, each FHLB receives an allocation of proceeds equal to the larger of the FHLB's commitment or the ratio of the individual FHLB's capital to total capital of all of the FHLBs. If the FHLBs' commitments exceed the minimum debt issuance size, then the proceeds are allocated based on actual commitment amount. The FHLBs can, however, pass on any scheduled calendar slot and decline to issue any global consolidated obligations under this program upon agreement of at least eight of the 12 FHLBs.

Consolidated Obligation Discount Notes

The FHLBs sell consolidated obligation discount notes (discount notes) in the capital markets to provide short-term funds for advances to members, for seasonal and cyclical fluctuations in savings flows, and for mortgage financing and investments. Discount notes have maturities up to 365 days and are sold through a selling group and through other authorized securities dealers. Discount notes are sold at a discount and mature at par.

On a daily basis, we may request specific amounts of discount notes with specific maturity dates to be offered by the Office of Finance at a specific cost for sale to underwriters in the selling group. One or more other FHLBs may also request an amount of discount notes with the same maturity to be offered for sale for their benefit on the same day. The Office of Finance commits to issue discount notes on behalf of the participating FHLBs when underwriters in the selling group submit orders for the specific discount notes offered for sale. We may receive from zero to 100% of the requested proceeds depending on: the maximum costs we or other FHLBs participating in the same discount notes, if any, are willing to pay for the discount notes; the amount of orders for the discount notes submitted by underwriters; and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance.

Twice weekly, we may also request specific amounts of discount notes with fixed maturity dates ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the selling group. One or more FHLBs may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. We may receive from zero to 100% of the requested proceeds depending on the amounts and costs for the discount notes bid by the underwriters and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance. The majority of our issuances are conducted via the twice weekly auctions.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Subordinated Notes

Under the FHLB Act, no FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of subordinated notes in June 2006. As of December 31, 2014, we have $944 million of subordinated notes still outstanding which mature on June 13, 2016.  The subordinated notes were rated Aa2 by Moody's and AA- by S&P at the time of issuance. The subordinated notes are not obligations of, and are not guaranteed by, the U.S. government or any of the FHLBs other than us. See Note 12 - Subordinated Notes to the financial statements for further details.

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

For the years ended December 31,	2014	2013	2012
Average outstanding interest bearing	$567	$733	$728
Average outstanding non-interest bearing	46	66	106
Weighted average rate interest bearing	0.01%	0.01%	0.01%

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

The Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2% and 6% of a member's outstanding advances. Our Board implemented this provision through a Reduced Capitalization Advance Program (RCAP) as further discussed below. Each member's activity stock requirement remains at 5% for non-RCAP advances.

Our initial capital plan membership stock requirement was the greater of either $10,000 or 1.0% of a member's mortgage assets, subject to adjustment by the Board within a range of 0.5% to 2% of a member's mortgage assets. In January 2015, the Board reduced this membership stock requirement to the greater of either $10,000 or 0.85% of a member’s mortgage assets. A member’s investment in membership stock is subject to a cap equal to the lesser of (1) a dollar cap set by the Board within a range of $25 million and $250 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31. During 2014, the operative cap was $165.8 million based on the level of our capital stock at December 31, 2013. In January 2015, the Board reduced the dollar cap on membership stock from $250 million to $75 million, which is less than 9.9% of the Bank’s total capital stock at December 31, 2014 and thus the operative cap during 2015 unless the Board sets a new cap.

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 stock to Class B1 stock related to the threshold will apply on a daily basis. We plan to implement the revised membership stock requirements discussed above during our annual recalculation in the second quarter of 2015, using each member's mortgage assets as of December 31, 2014.

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

Under the terms of our capital plan, our Board of Directors is authorized to amend the capital plan, and the FHFA must approve all such amendments before they become effective.

Reduced Capitalization Advance Program

During 2014, we reopened our Reduced Capitalization Advance Program (RCAP) that allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 5% requirement under our capital plan’s general provisions, if the new advances represented an incremental increase in a member’s overall level of advances and had maturity dates of at least one year. Fifty-six members borrowed $9.5 billion through RCAP during 2013 and 126 members borrowed $9 billion during 2014. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as prior RCAP offerings.

Minimum Capital Requirements

We are subject by regulation to the following three capital requirements:

•	total regulatory capital ratio;

•	leverage capital ratio; and

•	risk-based capital.

For tables showing our compliance with the total capital ratio and leverage capital ratio as well as further details on all of our capital requirements, see Note 13 - Capital to the financial statements.

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

As of	December 31, 2014	December 31, 2013
Capital stock	$1,902	$1,670
Capital stock classified as MRCS	9	5
Total retained earnings	2,406	2,028
Total permanent capital	$4,317	$3,703

Credit risk capital	$832	$1,063
Market risk capital	35	63
Operations risk capital	260	339
Total risk based capital requirement	$1,127	$1,465

Excess permanent capital stock over risk based capital requirement	$3,190	$2,238

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

•
In no case may we redeem or repurchase capital stock if either our Board of Directors or the FHFA determines that we have incurred, or are likely to incur, losses resulting or expected to result in a charge against capital stock. In addition to being able to prohibit capital stock redemptions and repurchases, our Board has a right to call for additional capital stock purchases by members, as a condition of continuing membership, as needed for us to satisfy our statutory and regulatory capital requirements.

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

As of December 31, 2014	Capital Stock		MRCS
One Mortgage Partners Corp. [a]	$250	13%	$—
BMO Harris Bank, N.A.	170	9%	—
The Northern Trust Company	154	8%	—
Associated Bank, N.A.	118	6%	—
State Farm Bank, F.S.B.	109	6%	—
All other members	1,101	58%	9
Total	$1,902	100%	$9

	December 31, 2014	December 31, 2013	Change
Capital stock	$1,902	$1,670	$232
Total retained earnings	2,406	2,028	378
Total permanent capital	4,308	3,698	610
Accumulated other comprehensive income (loss)	217	67	150
Total GAAP capital	$4,525	$3,765	$760

Capital Stock	$1,902	$1,670	$232
MRCS	9	5	4
Total retained earnings	2,406	2,028	378
Regulatory capital	$4,317	$3,703	$614

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Components of total GAAP capital changed for the following reasons:

•	The increase in capital stock corresponds to our increase in advances and our members' response to the RCAP program; see Statements of Capital to the financial statements.

•	Total retained earnings increased due to our net income less dividends paid; see Statements of Capital to the financial statements.

•
AOCI increased primarily due to an increase in unrealized gains attributable to cash flow hedges resulting from a decline in interest rates and the accretion of Non-credit OTTI - held-to-maturity securities in AOCI to the related OTTI Held-to-maturity securities; see Other Comprehensive Income (Loss) on page 45.

Repurchase of Excess Capital Stock

We continue to repurchase excess capital stock held by members if we maintain compliance with the following financial and capital thresholds:

•	The ratio of our total capital to total assets is greater than or equal to 4.25%;

•	Our ratio of the Bank's market value of equity to book value of equity is at least 85% on a U.S. GAAP basis;

•	Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Resources on page 53;

•	Compliance with all of our minimum capital requirements;

•	Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most recent expected case income projections; and

•	Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed in Joint Capital Enhancement Agreement with other FHLBs on page 58.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

During 2013, we announced completion of our quarterly excess capital stock repurchase program and our current practice of repurchasing excess capital stock held by members within three business days of receiving a repurchase request, subject to regulatory requirements and prudent business practices. Since initiating this practice, all capital stock repurchases were made within three business days of receipt of the request. For further information on amounts repurchased, see Statements of Capital to the financial statements.

Retained Earnings & Dividends

Dividend Payments

FHFA rules state that FHLBs may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. Under our capital plan, any dividend declared on Class B1 shares must be greater than or equal to the dividend declared on Class B2 shares for the same period, and dividends may be paid in the form of cash or stock. All dividends we have paid since 2011 have been in cash rather than stock. We have paid an enhanced dividend on Class B1 activity stock since the fourth quarter of 2013.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which, as last updated in December 2014, establishes target retained earnings for the Bank to mitigate several risks and exposures and provide a cushion against the potential for loss that could impact shareholder value. Specifically, the Policy requires us to establish an overall target for retained earnings comprised of the following components:

•
Risk-based target based on the greater of the estimates using (1) existing regulatory requirements with components for credit risk, market risk and operations risk, (2) results of our annual stress test, and (3) parametric value-at-risk estimates for credit and market risk; each of those three alternatives incorporate additional estimates for exposures related to (1) deterioration in market value when the Bank’s market to book value of equity ratio on a U.S. GAAP basis is less than 100%, (2) repurchase risk that arises from obligations to third party investors for loans originated under the MPF Program, (3) accounting risk related to hedge accounting and OTTI accounting adjustments to our other comprehensive income and hedging-related accounting adjustments to the book value basis of advances, MPF Loan portfolio and consolidated obligations that may impact our net income as they are amortized, and (4) the amount of loans outstanding under the Bank’s Community First Fund;

•	Earnings-based target that would allow the Bank to pay a reasonable return on member capital in low rate and low member usage environments; and

•
Capital ratio target of 4.5% of total regulatory capital to total assets after calculating regulatory capital to include any losses for adverse and severely adverse stress test scenarios, which target is greater than the minimum requirement set by FHFA regulation.

Under the Policy, we may, but are not required, to pay a dividend out of our net income (with certain adjustments as described below) based on our attainment of the retained earnings target on a quarterly basis and management's assessment of the current adequacy of retained earnings. The Policy's dividend payout schedule provides for no dividend if we meet less than 70% of the risk-based requirement portion of the retained earnings target, with a maximum dividend of between 30-80% of adjusted net income depending on the level of the earnings-based component of the retained earnings target. For these purposes, adjusted net income is income resulting directly from certain business activities, excluding income from such activities as advance prepayments, transfers of debt to other FHLBs and gains or losses resulting from certain hedge practices. Dividends that are permitted under the Policy but not paid in any given quarter may be applied to subsequent quarters if certain requirements set forth in the Policy are met.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Our Board of Directors declared quarterly cash dividends at annualized percentage rates per $100 of par value as presented in the below table (based on the previous quarter's earnings).

Quarter in which dividend was declared (recorded) and paid	Dividends		Annualized Rate
2014
1st quarter, B1 activity stock	$1		1.30%
1st quarter, B2 membership stock	1		0.30%
2nd quarter, B1 activity stock	2		1.50%
2nd quarter, B2 membership stock	1		0.50%
3rd quarter, B1 activity stock	2		1.50%
3rd quarter, B2 membership stock	2		0.50%
4th quarter, B1 activity stock	4		2.00%
4th quarter, B2 membership stock	1		0.50%
Total	$14
2013
1st quarter	$1		0.30%
2nd quarter	2		0.30%
3rd quarter	1		0.30%
4th quarter, B1 activity stock	2		1.30%
4th quarter, B2 membership stock	—	*	0.30%
Total	$6

*	Less than $1 million.

On January 27, 2015, our Board of Directors declared a cash dividend for both the average activity-based capital stock (Class B1) and average membership-based capital stock (Class B2), based on our financial results for the fourth quarter of 2014. The dividend declared per share of Class B1 activity stock was at an annualized rate of 2.25% per share while the dividend declared per share of Class B2 membership stock was at an annualized rate of 0.50%.

Joint Capital Enhancement Agreement with other FHLBs

The 12 FHLBs, including us, entered into a Joint Capital Enhancement Agreement (JCE Agreement) intended to enhance the capital position of each FHLB. The intent of the JCE Agreement is to allocate that portion of each FHLB's earnings to a separate retained earnings account at that FHLB.

For more information on the JCE Agreement, see Note 13 - Capital to the financial statements.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Off Balance Sheet Arrangements

We provide members with standby letters of credit for a fee as further discussed in Note 17 - Commitments and Contingencies to the financial statements. If we are required to make a payment for a beneficiary's draw under a letter of credit, these amounts are reimbursed by the member or converted into a collateralized advance to the member. We do not expect to be required to make advances under these outstanding letters of credit and did not have to do so at any point in 2014.

As further discussed in Note 17 - Commitments and Contingencies to the financial statements, we have entered into standby bond purchase agreements with the Illinois and Wisconsin state housing authorities within our two-state district whereby we, for a fee, at the request of the applicable authority, agree to purchase and hold the authority's bonds until the designated remarketing agent can find a suitable investor. However, we were not required to purchase any of these bonds in the years presented.

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

The following table summarizes our long-term contractual payments due by period:

	Contractual Payments Due by Period
As of December 31, 2014	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$3,532	$11,446	$9,941	$9,482	$34,401
Subordinated notes	—	944	—	—	944
Delivery commitments - MPF Loans and MPF Xtra	143	—	—	—	143
Other	4	7	11	16	38
Total contractual cash obligations	$3,679	$12,397	$9,952	$9,498	$35,526

[a]	Total excludes projected contractual interest payments for consolidated obligation bonds of $3.5 billion and for subordinated notes of $80 million.

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

Overnight Indexed Swaps (OIS)

We recognize that there is an industry trend towards using the overnight index swap (OIS) curve to fair value certain collateralized interest rate exchange agreements. As a result, we performed an analysis using the OIS curve and compared it to using the LIBOR swap curve to ensure that our valuations derived using the LIBOR swap curve were materially consistent with the fair value measurement guidance provided under GAAP. Based on our analysis, we concluded that the effect of using the LIBOR swap curve rather than the OIS curve to discount cash flows when determining the fair values of our derivative contracts produced fair values that were materially reflective of exit prices by market participants as of December 31, 2014. Further, we assessed the potential effect on our hedge accounting and determined that the effect of using the OIS curve was not material as of December 31, 2014. We began using the OIS curve to determine the fair value of our derivative contracts during the first quarter of 2015. The initial effect of using the OIS curve was not material to our operating activities or financial statements.

Estimating Fair Value

See Note 16 - Fair Value Accounting to the financial statements for the amounts of our assets and liabilities classified as Levels 1, 2, or 3.

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

Joint and Several Liability

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

The FHFA, at its discretion, may require an FHLB to make principal or interest payments due on any consolidated obligation. Although it has never occurred, to the extent that an FHLB makes a payment on a consolidated obligation on behalf of another FHLB, the paying FHLB would be entitled to a reimbursement from the non-complying FHLB. If the FHFA determines that the non-complying FHLB is unable to satisfy its direct obligations (as primary obligor), then the FHFA may allocate the outstanding liability among the remaining FHLBs on a pro rata basis in proportion to each FHLB's participation in all consolidated obligations outstanding, or on any other basis the FHFA may prescribe, even in the absence of a default event by the primary obligor. The FHFA is required but has not notified us that we would be required to pay any consolidated obligation on behalf of another FHLB. We also review the current status of the payment/performance risk related to our joint and several liability to other FHLBs. Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2014, and as a result, we did not accrue a liability. For additional information regarding consolidated obligations and our joint and several liability, see Note 10 - Consolidated Obligations to the financial statements and see Consolidated Obligations on page 85 for further details.

Separately, we consider our joint and several liability for consolidated obligations as a related party guarantee, which is scoped out of GAAP guidance pertaining to the initial recognition and measurement of guarantees. As a result, we do not recognize an initial liability for our joint and several liability at fair value.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Estimates

Other-Than-Temporary Impairment (OTTI)

Adverse Case Scenario. In addition to evaluating our private-label MBS under a base case best estimate scenario as discussed in Note 5 - Investment Securities to the financial statements, we performed a cash flow analysis for each of these securities under a more stressful adverse housing price scenario. This adverse case scenario was primarily based on a short-term housing price forecast that started at five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that were 33.0% lower than the base case.

We recorded no actual OTTI in 2014 based on the base case scenario. Testing our portfolio under adverse conditions would have resulted in no significant credit related OTTI.

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

As of December 31, 2014	Unpaid Principal Balance	Prepayment Rate Weighted Average %	Default Rates Weighted Average %	Loss Severity Weighted Average %	Credit Enhancement Weighted Average %
Prime	596	12.7	13.3	35.7	0.3
Alt-A	531	13.7	25.2	38.9	0.2
Subprime	679	6.3	47.6	61.7	21.1
Total	1,806	10.6	29.7	46.4	8.1
Analyzed by alternative procedures	59
Total MBS	$1,865

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

Credit Risk
Credit risk is the risk of loss due to default or non-performance of an obligor or counterparty. We are exposed to credit risk principally through:

•	short-term investments unsecured credit exposure;

•	securities purchased under agreements to resell;

•	investment securities;

•	member credit products;

•	MPF Loans;

•	derivatives; and

•	Community First Fund.
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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We track total credit risk with our members, including credit risk on advances plus any of the other categories as listed above. We had total credit risk concentrated with members with 10% or more of our total member credit outstanding as follows:

As of December 31, 2014	Total Member Credit Outstanding	% of Total
One Mortgage Partners Corp. [a]	$12,350	34%
Associated Bank, N.A.	3,714	10%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Investments

For an introduction to our investments see Investments on page 12.

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

We comply with FHFA regulations that limit the amount of unsecured credit we may extend to any counterparty or to a group of affiliated counterparties. The FHFA limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. The level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. We may approve term extensions of unsecured credit ranging from 1% to 15% of eligible regulatory capital based on the counterparty's credit rating.

FHFA regulations permit additional unsecured credit for overnight extensions of credit and for sales of Federal Funds on continuing contracts that renew automatically. Our total unsecured exposure to a counterparty on this basis may not exceed twice the above regulatory limit for term exposures, or a total of 2% to 30%.

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

December 31, 2014	AA	A rated	Unrated	Total
Domestic U.S.
Interest bearing deposits	$—	$560	$—	$560
Federal Funds sold	—	—	25	25
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Canada	500	600	—	1,100
Netherlands	—	400	—	400
Total unsecured credit exposure	$500	$1,560	$25	$2,085

In the above table all $2.085 billion were in the "Due 2 days through 30 days" duration category and $595 million were with members; any amounts over a 10% concentration are included in the amounts in Total Member Credit Outstanding column in the table on page 64.

Securities Purchased Under Agreements to Resell

We invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  Securities purchased under agreements to resell are secured by collateral of marketable securities held by a third-party custodian. If the fair value of the accepted collateral decreases below the fair value amount required as collateral, our counterparty is required to provide an equivalent amount of additional securities as collateral to make up the shortfall. Details of these securities by credit rating are disclosed along with investment securities and other unsecured short-term investments, such as Federal Funds sold, in the following tables.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

In addition to private-label MBS, we also hold a variety of other investment securities we believe are low risk and mostly government backed or insured such as GSE debt and FFELP ABS. We are not permitted by regulation to hold any European sovereign debt or other foreign sovereign debt.

In 2011, S&P downgraded the U.S. long-term sovereign rating from AAA to AA+ with a negative outlook, while Moody's confirmed its Aaa U.S. Government bond rating, but with a negative outlook. These actions impacted the bond ratings of certain government backed or insured securities, including those of the GSEs as well as the FFELP ABS, which we currently hold in our investment portfolio.
The carrying amounts of our investments are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	Below Investment Grade	Unrated	Carrying Amount
December 31, 2014
Investment securities-
U.S. Government & other governmental related	$—	$2,832	$—	$—	$—	$—	$2,832
State or local housing agency	—	21	—	—	—	—	21
FFELP ABS	12	6,209	—	—	—	—	6,221
MBS:
GSE residential	—	13,585	—	—	—	—	13,585
Government-guaranteed residential	—	3,476	—	—	—	—	3,476
Private-label MBS residential	—	1	58	23	1,030	13	1,125
Total investment securities	12	26,124	58	23	1,030	13	27,260
Interest bearing deposits	—	—	560	—	—	—	560
Federal Funds sold	—	500	1,000	—	—	25	1,525
Securities purchased under agreements to resell	—	2,250	1,150	—	—	—	3,400
Total carrying amount of investments	$12	$28,874	$2,768	$23	$1,030	$38	$32,745

December 31, 2013
Investment securities-
U.S. Government & other governmental related	$—	$4,670	$—	$—	$—	$—	$4,670
State or local housing agency	—	22	—	—	—	—	22
FFELP ABS	18	6,785	—	—	—	—	6,803
MBS:
GSE residential	—	14,649	—	—	—	—	14,649
Government-guaranteed residential	—	3,941	—	—	—	—	3,941
Private-label MBS residential	—	1	74	18	1,161	13	1,267
Total investment securities	18	30,068	74	18	1,161	13	31,352
Federal Funds sold	—	—	500	—	—	—	500
Securities purchased under agreements to resell	—	3,000	850	—	—	700	4,550
Total carrying amount of investments	$18	$33,068	$1,424	$18	$1,161	$713	$36,402

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investment Securities Issuer Concentration

The following table summarizes our investment securities by issuer with a carrying amount exceeding 10% of our stockholders' equity:

December 31, 2014	Carrying Amount	Fair Market Value
Fannie Mae	$11,122	$11,267
Freddie Mac	2,463	2,507
Ginnie Mae	3,301	3,328
SBA	2,650	2,724
SLM Student Loan Trust SLMA 2009-1 A	1,608	1,608
SLCLT 2009-1 Student Loan ABS	1,257	1,257
SLM Student Loan Trust SLMA 2009-2 A	1,338	1,338
SLC 2009-3 Student Loan ABS	877	877
SLM Student Loan Trust SLMA 2009-1 A1	996	996

All Others	1,648	2,064
Total Investment securities	$27,260	$27,966
Categorized as:
Trading securities	$167	$167
Available-for-sale securities	19,975	19,975
Held-to-maturity securities	7,118	7,824

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Aging and Carrying Amount

The following table presents the aging of our investments for the current year, as well as the carrying amounts for the previous two years. It also discloses the yields by aging categories for the current year.

	2014					2013	2012
As of December 31,	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Carrying Amount	Carrying Amount	Carrying Amount
Trading securities-
U.S. Government & other governmental related	$102	$—	$—	$—	$102	$1,823	$1,106
MBS:
GSE residential	—	2	—	61	63	74	120
Government guaranteed residential	—	—	1	1	2	2	3
Trading securities	102	2	1	62	167	1,899	1,229
Yield on trading securities	1.75%	5.05%	2.02%	4.47%	2.80%	0.98%	2.08%

AFS securities-
U.S. Government & other governmental related	—	100	2	406	508	588	754
State or local housing agency	—	2	—	1	3
FFELP ABS	—	17	53	6,151	6,221	6,803	7,453
MBS:
GSE residential	—	7,496	3,198	133	10,827	11,382	12,228
Government-guaranteed residential	—	—	—	2,345	2,345	2,691	2,950
Private-label residential	—	—	—	71	71	72	69
AFS securities	—	7,615	3,253	9,107	19,975	21,536	23,454
Yield on AFS securities	—%	4.47%	4.19%	3.97%	4.20%	4.47%	4.23%

HTM securities-
U.S. Government & other governmental related	806	54	383	979	2,222	2,259	2,487
State or local housing agency obligations	—	—	16	2	18	22	24
MBS:
GSE residential	—	238	1,343	1,114	2,695	3,193	4,282
Government-guaranteed residential	—	—	177	952	1,129	1,248	1,340
Private-label residential	—	—	—	1,054	1,054	1,195	1,434
HTM securities	806	292	1,919	4,101	7,118	7,917	9,567
Yield on HTM securities	0.59%	3.64%	3.52%	3.45%	3.15%	3.48%	3.40%

Total investment securities	908	7,909	5,173	13,270	27,260	31,352	34,250
Interest bearing deposits	560	—	—	—	560	—	—
Federal Funds sold	1,525	—	—	—	1,525	500	—
Securities purchased under agreements to resell	3,400	—	—	—	3,400	4,550	6,500
Total investments	$6,393	$7,909	$5,173	$13,270	$32,745	$36,402	$40,750

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

At December 31, 2014, 36% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

Private-label MBS Prime	Vintage Year of Issue
As of December 31, 2014	2006	2005	2004 and Prior	Total
A	$—	$—	$53	$53
BBB	—	—	4	4
Below investment grade	980	23	9	1,012
Unrated	14	—	—	14
Total unpaid principal balance	$994	$23	$66	$1,083
Amortized cost	$786	$19	$67	$872
Gross unrealized losses (incl. non-credit OTTI)	(191)	(3)	(1)	(195)
Gross unrealized gains	248	2	2	252
Fair value	$843	$18	$68	$929
Weighted average percentage fair value to unpaid principal balance	84.8%	78.3%	103.0%	85.8%
Original weighted average credit support	11.8%	14.2%	3.5%	11.3%
Current weighted average credit support	0.1%	—%	8.8%	0.6%
Weighted average collateral delinquency	14.1%	12.7%	4.3%	13.5%

Private-label MBS Alt-A	Vintage Year of Issue
As of December 31, 2014	2006	2004 and Prior	Total
Below investment grade	$95	$1	$96
Total unpaid principal balance	$95	$1	$96
Amortized cost	$65	$1	$66
Gross unrealized gains (losses)	5	—	5
Fair value	$70	$1	$71
Weighted average percentage fair value to unpaid principal balance	73.7%	100.0%	74.0%
Original weighted average credit support	17.8%	6.8%	17.6%
Current weighted average credit support	—%	27.5%	0.4%
Weighted average collateral delinquency	27.9%	12.5%	27.7%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Private-label MBS Subprime	Vintage Year of Issue
As of December 31, 2014	2007	2006	2005	2004 and Prior	Total
A	$—	$—	$—	$4	$4
BBB	—	15	2	2	19
Below investment grade	6	620	27	8	661
Unrated	—	—	—	2	2
Total unpaid principal balance	$6	$635	$29	$16	$686
Amortized cost	$5	$402	$24	$14	$445
Gross unrealized losses (incl. non-credit OTTI)	—	(68)	(1)	(1)	(70)
Gross unrealized gains	—	159	3	2	164
Fair value	$5	$493	$26	$15	$539
Weighted average percentage fair value to unpaid principal balance	83.3%	77.6%	89.7%	93.8%	78.6%
Original weighted average credit support	23.0%	22.6%	21.7%	41.6%	23.1%
Current weighted average credit support	46.4%	20.0%	37.8%	35.1%	21.3%
Weighted average collateral delinquency	34.0%	33.8%	30.2%	17.9%	33.2%

The following table presents the components of amortized cost of our private label MBS (whether or not impaired), and where applicable, the life-to-date OTTI credit impairment taken over time on some of these securities. For further details on the impaired securities, see Note 5 - Investment Securities to the financial statements.

As of December 31, 2014	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$1,866	$(742)	$260	$1,384

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Member Credit Outstanding

Collateral Arrangements

We intend to manage our credit exposure to credit products through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with what we believe to be conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and FHFA regulations. Specifically, we comply with the FHLB Act, which requires us to obtain sufficient collateral to fully secure credit products. Accordingly, our agreements require that a member provide collateral loan value equal to its credit outstanding (unless we specifically require more for a particular member). The estimated collateral loan value required to secure each member's credit products is calculated for securities, by multiplying a percentage margin by the fair value of each security adjusted for lendable collateral and for loans, by multiplying a percentage margin by the unpaid principal balance of pledged loans, along with any applicable ineligibility discount factor. We accept investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

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

Under our collateral guidelines, members may pledge mortgage loans and MBS that could include subprime and nontraditional mortgage loans. For collateral purposes, we generally define a subprime mortgage loan as a first-lien loan or a simultaneous second-lien loan secured by a 1-4 family residential property made at the time of origination to a borrower with (1) a FICO score of 660 or below; or (2) if no FICO score is available, a total debt-to-income ratio of 50% or greater, however for MBS, if the debt-to-income ratio is 50% or greater but the loan is seasoned for more than five years and is performing, the MBS will be presumed to be not subprime. Nontraditional mortgage loans consist of closed-end, adjustable-rate mortgages that allow the borrower to defer repayment of interest, unless the mortgage is underwritten at the fully indexed rate and contains annual caps on interest rate increases. As part of the credit review process, we may require more collateral or limit or restrict members from pledging subprime and nontraditional mortgage loans or subprime and nontraditional mortgage MBS as collateral, if we determine that a member has a concentration of them in its pledged collateral.

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

Collateral arrangements may vary with lien structure, borrower credit quality, collateral availability, collateral quality, results of periodic on-site reviews of collateral, and overall borrower credit exposure. On-site collateral verifications are performed on a schedule that varies based upon our assessment of the credit risk of the borrower, the size of the borrower's advances, the types of collateral pledged, and the amount of collateral coverage. Under the security agreement with our borrowers, we have the right to protect our security position with respect to advances, including requiring the pledging of additional collateral, whether or not such additional collateral was required to originate or renew an advance. As a result, we may require the delivery of additional or substitute collateral from any borrower at any time during the life of an advance, including delivery of collateral that would not be eligible to pledge for a new advance. As additional security for a borrower's indebtedness, we have a lien on their capital stock in us.

We generally require members to pledge collateral under a blanket lien under which our security interest in collateral is automatically released when such collateral is not necessary to secure a member's outstanding credit obligations and the member has sold or otherwise transferred its interest in the collateral.

In addition to providing advances, we also offer standby letters of credit to our members and standby bond purchase agreements with state housing authorities within our district, as disclosed in Note 17 - Commitments and Contingencies to the financial statements. To secure letter of credit risks, we require collateral as we do on advances.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating reflects our assessment of the default risk associated with a member rather than the risk of loss on the credit outstanding.  We manage our credit risk through collateral controls and, based on our risk rating, increase over-collateralization requirements as a member deteriorates.  As a result, we have never suffered a credit loss from a member default. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Of the total credit outstanding, $32.5 billion were advances and $3.6 billion were letters of credit at December 31, 2014, compared to $23.5 billion and $2.1 billion at December 31, 2013.

	December 31, 2014					December 31, 2013
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	481	92%	$35,651	98%	$76,797	455	90%	$25,262	98%	$52,465
4	15	3%	183	1%	331	16	3%	136	1%	809
5	25	5%	240	1%	388	35	7%	307	1%	489
Total	521	100%	$36,074	100%	$77,516	506	100%	$25,705	100%	$53,763

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

The following table describes the collateral loan values assigned to the types of collateral we accept for advances.

December 31, 2014	Minimum Margin Majority of Collateral	Maximum Margin Majority of Collateral	Gross Value Reported by Borrowers	Collateral Loan Value	Average Effective Margin
Single-family mortgage loans	38%	95%	$48,462	$38,012	78%
Multi-family mortgage loans	41%	78%	4,083	2,580	63%
Community Financial Institutions [a]	13%	50%	4,323	1,850	43%
Commercial real estate	19%	70%	6,326	2,631	42%
Home equity loans and lines of credit	15%	53%	10,431	4,189	40%
GSE MBS & CMO	92%	98%	4,890	4,762	97%
GSE securities (excluding MBS & CMO)	95%	98%	886	852	96%
State and local government securities	79%	90%	11,234	10,097	90%
Cash, U.S. government & Treasury securities	85%	100%	237	216	91%
Commercial MBS	88%	89%	7,023	6,204	88%
Student loan securities	64%	94%	60	39	65%
Total Collateral			$97,955	$71,432	73%

[a]	Community Financial Institutions are subject to expanded statutory collateral provisions, which allow them to pledge secured small business, small farm, or small agri-business loans.

As a result of the collateral and other credit risk mitigation efforts, we believe our credit outstanding is sufficiently well collateralized and we have not recorded an allowance for credit losses on our advances or other credit products in the periods presented. Although we had borrowers placed into receivership by their regulator during the year ended December 31, 2014, their total advances outstanding at the time of failure were immaterial. All outstanding advances were either repaid or were assumed by the acquirer. No credit losses were incurred on these advances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

MPF Loans

For a description of the MPF Program see Mortgage Partnership Finance Program on page 7.

We record allowances for credit losses for MPF Loans due to portfolio and market trends related to delinquency rates, loss severities, and prepayment speeds consistent with the percentages of delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. For details on our allowance for credit losses, please see Note 8 - Allowance for Credit Losses to the financial statements.

The following table shows our five year trend in our MPF Loan portfolio.

	2014	2013	2012	2011	2010
Recorded investment as of December 31,
MPF Loans past due 90 days or more and still accruing interest [a]	$69	$178	$275	$376	$456
Nonaccrual MPF Loans including nonperforming troubled debt restructurings (TDR)	163	221	234	211	97
TDRs - performing	48	16	14	6	2
Total	$280	$415	$523	$593	$555

Allowance for credit losses for the years ended December 31,
Balance, beginning of period	$29	$42	$45	$33	$14
Losses charged to the allowance [b]	(7)	(11)	(12)	(7)	(2)
Provision for (reversal of) credit losses	(7)	(2)	9	19	21
Balance, end of period	$15	$29	$42	$45	$33
Gross interest original terms nonaccrual loans/nonperforming TDRs	$9	$11	$10	$7	$4
Interest recognized nonaccrual loans/nonperforming TDRs	2	1	8	6	3

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

Credit Risk Exposure

Our credit risk exposure on conventional MPF Loans held in our portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The portion of our MPF Loan unpaid principal balances exposed to credit losses was $4.6 billion at December 31, 2014, and $6.0 billion at December 31, 2013. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan balance, has not been considered.

Our portfolio of MPF Loans includes conventional mortgage loans that may be viewed has having greater credit risk because the borrowers have weaker credit histories. The current MPF Program eligibility criteria for conforming conventional MPF Loans excludes loans to borrowers with a FICO score less than 620. Historically, we accepted MPF Loans from borrowers with FICO scores below 620 provided they met the underwriting standards set forth in the MPF Guides, which require compliance with applicable laws and regulations, including the Interagency Guidance on Nontraditional Mortgage Product Risks (issued October 4, 2006) and the Statement on Subprime Mortgage Lending (issued on July 10, 2007) issued by the Office of the Comptroller of the Currency, Office of the Thrift Supervision, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the National Credit Union Administration. MPF Loans to borrowers with no FICO scores are also eligible for delivery under the MPF Program provided that acceptable alternate documentation of credit history is provided. We do not classify these loans internally as “subprime” because they are not higher-priced mortgage loans. Mortgages that meet the MPF Program's definition of higher-priced mortgage loans are not eligible for delivery under the MPF Program. MPF Loans with borrowers having no FICO scores or with FICO scores less than 660 represent a relatively small portion of our total conventional MPF Loan portfolio.

For MPF Loans, the MPF Program allows for varying levels of documentation with respect to borrower income, and the level of documentation is considered when determining the amount of credit enhancement required for each master commitment under

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

the NRSRO model we utilize to set the CE Amount. To date, we have not experienced material differences in loss or delinquency rates based on documentation levels of our conventional MPF Loans held in our portfolio.

Under the MPF Government MBS product, we must advance the scheduled principal and interest payments to the securities holders of Ginnie Mae MBS that we issued if the servicing PFI defaults on its obligations to advance. Once MPF Government MBS loans are ninety days delinquent, we have the option to repurchase the mortgage loan out of the security and work with a servicer to mitigate the credit loss.

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third party investors under the MPF Direct product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the ineligible MPF Loan or provide an indemnity. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses. Under the MPF Direct product, if a PFI is insolvent, our repurchase liability is limited to a PFI’s failure to deliver the required loan documentation and excludes repurchases for breaches of loan level representations and warranties. In addition, if we purchased the ineligible MPF Loan from a PFI of another MPF Bank, the MPF Bank will indemnify us for any losses we may incur.

For the year ending December 31, 2014, we have repurchased $33 million of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae, compared to $22 million for the year ended December 31, 2013, and no material repurchases in 2012. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs we incurred no material losses on these loans. As of December 31, 2014, we have $62 million of unpaid principal with respect to mortgage loans that represent unresolved claims with Fannie Mae in which a repurchase demand may occur; see Note 17 - Commitments and Contingencies to the financial statements. We did not estimate any mortgage repurchase liability with respect to MPF Direct loans or MPF Government loans since no MPF Loans were purchased under these new products as of December 31, 2014.

Our mortgage repurchase liability is an estimate of our losses associated with all mortgage loans previously sold in connection with the MPF Xtra product for which a breach or representation or warranty has occurred, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, indemnification payment). Our mortgage repurchase liability does not represent the unpaid principal balance for repurchase requests made by Fannie Mae or amounts that we may recover from third parties. To estimate our mortgage repurchase liability, we consider the factors outlined below, which are predominantly based on our historical repurchase experience:

•
We only include mortgage loans for which we deem it probable that Fannie Mae will require us to either repurchase the mortgage loan or indemnify them for a loss on the mortgage loan. The fact that a mortgage loan may breach a representation and warranty does not necessarily mean Fannie Mae will request us to repurchase the mortgage loan or indemnify it. For example, Fannie Mae may decide to retain a performing loan even if there has been a breach of a representation or warranty. Our estimate of our repurchase risk of MPF Xtra loans is initially based upon outstanding repurchase and indemnification requests received from Fannie Mae and breaches of representations and warranties discovered during our quality control review process, which is further discussed in Quality Assurance Process on page 11. This estimate incorporates:

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

Based on these factors we recognized a mortgage repurchase liability to Fannie Mae of less than $1 million as of December 31, 2014. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (i.e., PFIs). As a result, we did not recognize a loss in our statements of income related to MPF Xtra loan repurchase or indemnification risk to Fannie Mae.

While we use the best information available to us in estimating our mortgage repurchase liability for MPF Xtra loans, the estimation process is inherently uncertain and imprecise. Factors that may lead to imprecise estimates of our mortgage repurchase liability include, but are not limited to, the following:

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

•
Fannie Mae may seek repurchase of a mortgage loan until full repayment of a loan rather than when a purported defect is first identified. Thus repurchase requests as of a particular date may not reflect total repurchase liability for loans outstanding as of that date as further described in Note 17 - Commitments and Contingencies to the financial statements.

•	Additional repurchase requests and indemnifications not yet identified may result from our quality assurance review of MPF Xtra loans.

As of December 31, 2014, we believe the estimate of reasonably possible losses is zero, as we believe it is probable that we would recover such reasonably possible losses from third parties. We may require PFIs to collateralize repurchase obligations and indemnifications on the basis of their credit condition and size of their repurchase obligation or indemnification. See Risk Factors on page 27 of risks and trends related to our mortgage repurchase liability.

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

Setting Credit Enhancement Levels

The PFI's CE Amount is calculated using an NRSRO model to equal the difference between the amounts of credit enhancement needed for the master commitment to have an estimated rating equivalent to an AA rated mortgage-backed security and our initial FLA exposure (which is zero for the Original MPF product). Quarterly, we recalculate an estimated credit rating of each master commitment with estimated ratings lower than AA ratings in conjunction with our risk based capital calculation. See Liquidity, Funding, and Capital Resources on page 49 for further details.

The CE Amounts of conventional MPF Products held in our portfolio are periodically reset, and for certain products the FLA is also reset, for each master commitment because the amount of credit enhancement necessary to maintain our risk of loss equivalent to the losses of an investor in an AA rated mortgage-backed security for any master commitment is usually reduced over time.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the master commitment and having a deductible initially equal to the FLA. As of December 31, 2014, and 2013, the outstanding balances of MPF Loans under the MPF Plus product were $1.9 billion and $2.5 billion and the amounts of SMI coverage provided against losses were $48 million and $50 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure.

On a number of MCs we have stopped paying performance CE Fees due to the SMI provider's rating being lowered below an AA rating. Under these circumstances, the PFI has the option to replace the SMI provider, indemnify us for any losses, or forfeit performance CE Fees. Most PFIs have elected to forfeit future performance CE Fees.

Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE Fees otherwise paid to our PFIs. We recovered $3 million, $4 million, and $6 million in Recoverable CE Fees for the years ended December 31, 2014, 2013, and 2012.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the status of our credit enhancement structure on conventional MPF Loans held in portfolio. Unpaid principal balances in this table include REO, as losses in REO impact, and are impacted by, the credit enhancement structure of a master commitment. As defined, PFI CE Amount includes SMI on the MPF Plus product. Government Loans are excluded from the table as they are not directly credit enhanced by the PFI.

	As of December 31, 2014
MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI CE + SMI
100	$538	3.46%	4.06%	4.11%
125	168	8.88%	3.78%	5.70%
Plus	3,229	5.69%	2.91%	1.61%
Original	721	3.61%	1.55%	11.75%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

Concentration Risks

In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio.

Geographic Concentration - While we have MPF Loans throughout the United States, our largest concentrations of conventional MPF Loans held in portfolio were secured by properties located in states as noted in the following table. An overall decline in the economy, residential real estate market, or the occurrence of a natural disaster could adversely affect the value of the mortgaged properties in these states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect our business, results of operations, and financial condition.

The following table summarizes the par value of our conventional MPF Loans state concentrations for the top five states. Government guaranteed loans are excluded.

As of December 31, 2014	Par	%
Wisconsin	$742	16%
Illinois	567	12%
California	531	11%
Texas	273	6%
Florida	218	5%
All other states	2,288	50%
Total unpaid principal balance of conventional MPF Loans	$4,619	100%

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

Bilateral Derivatives. We are subject to credit risk due to nonperformance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to a counterparty depends on the credit rating of that counterparty. The counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of December 31, 2014.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because individual counterparties are replaced by the central clearinghouse counterparty and collateral is posted daily for changes in the value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2014.

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
As of December 31, 2014
Non-member counterparties -
Asset positions with credit exposure -
Bilateral derivatives -
A rated	$7	$(6)	$—	$1
Liability positions with credit exposure -
Bilateral derivatives -
A rated	(16)	16	—	—
Cleared derivatives	(166)	168	71	73
Non-member counterparties	(175)	178	71	74
Member institutions	3	—	—	3
Total	$(172)	$178	$71	$77
As of December 31, 2013
Non-member counterparties -
Asset positions with credit exposure -
Cleared derivatives	$14	$(13)	$32	$33
Member institutions	3	—	—	3
Total	$17	$(13)	$32	$36

[a]	Non-cash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the clearinghouses for cleared derivatives.

Community First Fund

Our credit objective associated with the Community First Fund is to preserve the $50 million in capital of the Community First Fund. We meet this objective through conservative credit limits and terms, underwriting standards, and deal structures designed to minimize credit losses.

Community Development Financial Institutions (CDFIs) applying to receive unsecured funds as a partner to the Community First Fund (CFF) are not required (by regulation) to join as members or required to meet those minimum standards, although all CDFIs applying for funds through the Community First Fund will need to meet our policies and underwriting standards for obtaining unsecured CFF credit.

As with regulated entities, we utilize a CAMEL approach to evaluating CDFI creditworthiness. Our review focuses on capital, asset quality, management, earnings and liquidity. Each of these key factors is assessed.

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

The optionality embedded in certain advances can create interest rate risk. When a member prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a member's decision to prepay an advance. When we offer advances (other than short-term advances) that a member may prepay or expand (increase the par amount at a later date) without a fee, we may finance such advances with callable or noncallable debt or otherwise hedge with derivatives.

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

We manage duration, convexity, curve, and volatility as part of our hedging activities. We analyze the risk of our mortgage assets on a regular basis and consider the interest rate environment under various rate scenarios. We also perform analyses of the duration and convexity of the portfolio. We hedge the duration and convexity of MPF Loans by using a combination of derivatives placed in hedge accounting relationships, in economic hedge relationships, or through the use of callable and noncallable debt. Duration and convexity risks arise principally because of the prepayment option embedded in our MPF Loans. As interest rates become more volatile, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity, as discussed below, may increase resulting in an increase in hedging costs.

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

Fair Value Hedges

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

Advances - Interest rate swaps, swaptions, and futures contracts may be used to hedge the duration and convexity of the advances portfolio; as well as the prepayment risk on advances and the expander feature risk, which allows a member one or multiple opportunities to increase the principal amount of the advance. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on advances. We may also purchase cancelable swaps to minimize the prepayment risk embedded in the advances.

MPF Loans - Interest rate swaps, swaptions, and futures contracts may be used to hedge the duration and convexity of the MPF Loan portfolio and prepayment risk on MPF Loans. We issue both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on MPF Loans. We may also purchase cancelable swaps to minimize the prepayment risk embedded in the MPF Loans.

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

As of December 31,			Notional Amount
Hedge Type	Hedged Item/ Economic Risk Exposure [a]	Hedging Instrument	2014	2013
Cash flow	Discount Notes	Receive-floating, pay fixed interest rate swap	$6,463	$6,103
Fair value	Available-for-Sale Securities	Receive floating, pay fixed interest rate swap	3,969	3,983
Fair value	Advances	Receive-floating, pay fixed interest rate swap (without options)	2,811	2,269
Fair value	Advances	Receive-floating, pay fixed interest rate swap (with options)	1,006	1,011
Fair value	Consolidated Obligation Bonds (fixed-rate without options)	Receive-fixed, pay floating interest rate swap (without options)	1,168	617
Fair value	Consolidated Obligation Bonds (fixed-rate with options)	Receive fixed, pay floating interest rate swap (with options)	15,473	14,313
Fair value	Consolidated Obligation Bonds	Other	50	50
Economic	Advances	Pay fixed, receive floating swap	85	30
Economic	Advances	Interest rate swaps or swaptions	495	180
Economic	Advances	Interest rate cap	39	39
Economic	Advances	Other	—	4
Economic	Duration, convexity and prepayment risk of MPF Loans	A combination of swaps, swaptions, caps, floors and futures	16,715	18,423
Economic	Fair value risk exposure related to Discount Notes	Receive-fixed, pay floating interest rate swap	1,799	75
Economic	Fair value risk exposure related to Consolidated Obligation Bonds in which the fair value option was elected.	Receive-fixed, pay floating interest rate swap	25	1,000
Economic	Consolidated Obligation Bonds (fixed-rate with options)	Receive fixed, pay floating interest rate swap (with options)	2,975	20
Economic	To offset interest rate swaps executed with members by executing interest rate swaps with derivative counterparties	Receive floating interest rate swap, pay-fixed	43	57
N/A	Protects against fair value risk associated with fixed rate mortgage purchase commitments	Mortgage delivery commitment	284	203
	Total		$53,400	$48,377

[a]	Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2014
Advances	$(3)	$—	$—	$(11)	$—
MPF Loans	(1)	(3)	(3)	(2)	1
Mortgage Backed Securities	(6)	(1)	(1)	(7)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	10	12	—	9	—
Derivatives	2	(9)	—	—	—
Total	$1	$(1)	$(4)	n/m	$1

As of December 31, 2013
Advances	$(3)	$—	$—	$(7)	$—
MPF Loans	(2)	(6)	(2)	(3)	1
Mortgage Backed Securities	(7)	(3)	(1)	(9)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	13	22	—	12	—
Derivatives	1	(17)	—	—	—
Total	$1	$(4)	$(3)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of December 31, 2014, our sensitivity to changes in implied volatility was -$1 million. At December 31, 2013, our sensitivity to changes in implied volatility was -$4 million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of December 31, 2014			As of December 31, 2013
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
3.2	-0.3	0.2	5.9	1.0	-0.9

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of December 31, 2014, our duration gap was -0.2 months, compared to 0.7 months as of December 31, 2013.

As of December 31, 2014, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $618 million, and our market value of equity to book value of equity ratio was 114%. At December 31, 2013, our fair value surplus was $588 million and our market value of equity to book value of equity ratio was 116%. The decline in market value to book value ratio was driven by the increase in our capital and the gradual pay down of assets at a fair value premium to book value that are replaced by assets at par. This is a trend that is expected to continue. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 13 - Capital to the financial statements.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	December 31, 2014		December 31, 2013
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$118.6	$(185.0)	$149.3	$(185.0)
-100 bp	28.5	(77.5)	62.3	(77.5)
-50 bp	(0.6)	(30.0)	26.5	(30.0)
-25 bp	(2.4)	(15.0)	12.4	(15.0)
+25 bp	4.1	(30.0)	(8.3)	(30.0)
+50 bp	9.2	(60.0)	(13.6)	(60.0)
+100 bp	12.9	(155.0)	(12.6)	(155.0)
+200 bp	7.0	(370.0)	21.7	(370.0)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 8.	Financial Statements and Supplementary Data.

Our Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1.

Supplementary Data - Selected Quarterly Financial Data (Quarter amounts are unaudited)

	Year		4th		3rd		2nd		1st
2014
Interest income	$1,362		$329		$333		$345		$355
Interest expense	841		192		195		226		228
Provision for credit losses	(7)		1		(2)		(3)		(3)
Net interest income	528		136		140		122		130
Non-interest gain (loss)	32	[a]	18	[a]	11	[a]	13	[a]	(10)
Non-interest expense	124	[b]	35	[b]	28		31	[b]	30
AHP assessment	44		12		13		10		9
Net income	$392		$107		$110		$94		$81

2013
Interest income	$1,511		$355		$373		$380		$403
Interest expense	1,061		235		254		282		290
Provision for credit losses	(2)		—		—		(2)		—
Net interest income	452		120		119		100		113
Non-interest gain (loss)	(1)		(27)	[c]	(10)		35		1
Non-interest expense	75		49	[d]	26		(25)	[e]	25
AHP assessment	33		5		8		11		9
Net income	$343		$39		$75		$149		$80

[a]
Includes a gain of $27 million on litigation settlement awards occurring in the 4th, 3rd, and 2nd quarters in the amounts of $9 million, $1 million, and $17 million. See Non-Interest Gain (Loss) on page 42 for details.

[b]	Includes $3 million in litigation settlement legal expense occurring in the 4th and 2nd quarters in the amounts of $1 million and $2 million. See Non-Interest Expense on page 44 for details.

[c]	Includes a loss of $118 million on the early extinguishment of debt and a gain of $99 million on litigation settlement awards. See Non-Interest Gain (Loss) on page 42 for details.

[d]	Includes $19 million in litigation settlement legal expense. See Non-Interest Expense on page 44 for details.

[e]	Includes a $50 million gain from the reversal regarding the Community First Fund. See Non-Interest Expense on page 44 for details.

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our Board is comprised of a combination of industry directors elected by the Bank's member institutions (referred to as member directors) on a state-by-state basis and independent public interest directors elected by a plurality of the Bank's members (referred to as independent directors). No member of the Bank's management may serve as a director of an FHLB. Our Board currently includes ten member directors and six independent directors. In addition, there is currently a vacant independent directorship to which our Board will appoint another independent director in accordance with the rules discussed below. Under the FHLB Act, there are no matters that are submitted to shareholders for votes with the exception of the annual election of the Bank's directors.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2014 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2014 was the election of certain member and independent directors, which occurred in the fourth quarter of 2014 as described above. We conducted this election to fill three open member directorships and one open independent directorship for 2015 designated by the FHFA. In 2014, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 13, 2014, as amended by an 8-K/A filed on December 17, 2014.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2015.

Name	Age	Director Since	Expiration of Term as of December 31,
Steven F. Rosenbaum, Chairman [a]	58	2007	2017
William W. Sennholz, Vice Chairman [b]	49	2008	2018
Diane M. Aigotti [d]	50	2009	2015
James T. Ashworth [a]	63	2013	2016
Owen E. Beacom [a]	56	2012	2015
Edward P. Brady [d]	51	2009	2015
Mary J. Cahillane [d]	63	2011	2016
Mark J. Eppli [d]	53	2012	2017
Arthur E. Greenbank [a]	60	2010	2016
Thomas L. Herlache [b]	72	2005	2016
E. David Locke [b]	66	2007	2017
David R. Pirsein [a]	62	2015	2018
John K. Reinke [b]	63	2012	2015
Leo J. Ries [c]	61	2009	2018
Michael G. Steelman [a]	64	2011	2018
Gregory A. White [c]	51	2009	2017

[a]	Illinois member director.

[b]	Wisconsin member director.

[c]	Public interest director.

[d]	Independent director.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Mr. Ashworth serves on the following Board committees of the Bank: Affordable Housing (Chairman), Executive & Governance (Alternate) and Human Resources & Compensation (Vice Chairman).

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

Mr. Beacom serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology.

Edward P. Brady has served as president/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988.  He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady is a former director of Freestar Bank, served as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Board of Economic Development Council for McLean County, and other community organizations. Mr. Brady currently serves as second vice chairman of the National Association of Home Builders. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

Mr. Brady serves on the following Board committees of the Bank: Affordable Housing, Executive & Governance (Alternate) and Public Policy (Chairman).

Mary J. Cahillane has served as the Vice President of Finance and Investments of The Spencer Foundation since 2003 and is currently its Chief Investment Officer. She previously worked for Bank of America from 1994 to 2003, Continental Bank from 1981 to 1985 and again from 1989 to 1994 and Texas Commerce Bank from 1985 to 1989. Ms. Cahillane also currently serves on the Boards of Forsythe Technology, Inc., IES Abroad, St. John Berchmans School, Children's First Fund, and PEAK (Partnership to Educate and Advance Kids). Ms. Cahillane previously served on the Boards of ShoreBank Corporation and ShoreBank. The Board nominated Ms. Cahillane to serve as an independent director based on her knowledge of and experience in financial management and risk management practices, as indicated by her background.

Ms. Cahillane serves on the following Board committees of the Bank: Audit, Executive & Governance and Risk Management (Chairman).

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

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing and Risk Management (Vice Chairman).

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

Mr. Greenbank serves on the following Board committees of the Bank: Public Policy and Operations & Technology (Vice Chairman).

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

David R. Pirsein has served as President & CEO of First National Bank in Pinckneyville, First Perry Bancorp Inc. and its subsidiary, First National Insurance Services, Inc. since 2005. He has been an active Community Banker for over 35 years. Mr. Pirsein is a board member and Executive committee member of the Shazam Inc. board, an EFT network and payments processor. He is the Southern Illinois Regional Vice-Chairman and board member of the Community Bankers Association of Illinois and a board member of its subsidiary, the Community BancService Corp. He currently serves as Treasurer and Finance chairman of the Pinckneyville Community Hospital Board, and as President of the Foundation for the Future of Pinckneyville Board. He also serves on the board of governors of the Southern Illinois Real Estate Title Company, LLC. He is an active participant on the Pinckneyville strategic planning committee and is a Chamber member. Mr. Pirsein previously served two terms on the St. Louis Federal Reserve Board where he held the position of Audit committee chairman for several years. He graduated from SIU Carbondale with a degree in Finance and Banking and has attended many banking schools, including the Graduate School of Banking in Madison, WI.

Mr. Pirsein serves on the following Board committees of the Bank: Public Policy and Operations & Technology.

John K. Reinke has been with The Stephenson National Bank & Trust since 1974 and has served as President there from 2000 to 2013. Mr. Reinke currently serves as Chair of the board of directors of The Stephenson National Bank & Trust subsequent to his retirement from the President & CEO position in April 2013. Mr. Reinke previously served on the Government Relations Administrative Council for the American Bankers Association. In addition, he served on the Board of the Wisconsin Bankers Association from 2002 through 2008 and as Chairman from 2006 to 2007. Mr. Reinke also has previously served as a Bay Area Medical Center board member and Treasurer, President of the University of Wisconsin - Marinette Foundation, Inc., President of the Menominee Area Chamber of Commerce, Chairman of the M&M Area Community Foundation, M&M Area Great Lakes Sport Fishermen President, M&M YMCA President, and Marinette County Revolving Loan Committee President.

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

William W. Sennholz joined Forward Financial Bank (formerly Marshfield Savings Bank) in Marshfield, Wisconsin, in 2005 as President and CEO. Prior to his service with Forward Financial Bank, he served as President, CEO, and Chairman of the Board of Clarke County State Bank in Osceola, Iowa, from 2002 to 2005. From 1997 to 2002, Mr. Sennholz was the Vice President, Senior Lending Officer at Peoples State Bank in Wausau, Wisconsin. He held various positions of increasing responsibility at M&I First American Bank from 1989 to 1997. In addition to his duties as a director of the Bank, Mr. Sennholz is also a director for St. Joseph's Hospital (a 500+ bed hospital), the Vice Chair of the Marshfield Area YMCA, Chairman of the Marshfield Economic Development Board, and a council member of Hope Lodge (a lodging facility for cancer patients and their families).

Mr. Sennholz serves as the Bank's Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He also serves on the following Board committees of the Bank: Audit (Chairman) and Risk Management.

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

Mr. Steelman serves on the following Board committees of the Bank: Affordable Housing, Audit, Executive & Governance (Alternate) and Risk Management.

Gregory A. White has been the President and Chief Executive Officer for LEARN Charter Schools located in Chicago, Illinois, from 2008 to present. Mr. White is leading an entrepreneurial effort to grow this nationally recognized network of high performing schools from eight schools serving 3,600 students to 16 schools serving 8,000 students. Mr. White was Vice President, Strategy and Operations, of The Chicago Community Trust, from 2006 to 2008. He was Co-Founder and Partner, Chicago Venture Partners, LP, from 1998 to 2006, and President, Corporate Advisory Services, from 1995 to 2006. Mr. White was also a Board Chairman of Learn Charter Schools for four years, a board Member for over ten years and Board Chairman of Lakefront Supportive Housing for three years, and Board Chairman, Citizens Advisory Board, Chicago Transit Authority, for three years. The Board nominated Mr. White to serve as an independent director based on his experience representing consumer and community interests in credit needs and housing, as indicated by his background.

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

Audit Committee Report

March 12, 2015

The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on July 22, 2014. Our Board of Directors determined that each Audit Committee member (Directors Sennholz, Aigotti, Cahillane, Herlache, Reinke, Steelman and Rosenbaum) is an “Audit Committee financial expert” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2014 and currently, is not independent, with the exception of Directors Aigotti and Cahillane who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Item 13. Certain Relationships and Related Transactions on page 116.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Audit Fees represent fees for professional services provided in connection with the audit of the Bank’s annual financial statements and internal control over financial reporting and reviews of the Bank’s quarterly financial statements, regulatory filings, consents and other SEC matters. Audit Fees increased in 2014; in addition to the agreed fee increases following the decision in 2011 to retain PwC as independent auditor, PwC requested additional fees as a result of the additional cost associated with implementing various recommendations from the PCAOB.

The Committee has reviewed and approved the amount of fees paid to the independent auditors for audit, audit related and other services. The Audit Committee has determined that PwC does not provide any non-audit services that would impair their independence. PwC has served as the independent registered public accounting firm of the Bank since 1990.

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to the Bank. For lead and concurring audit partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of the Bank’s lead audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate for the role, as well as discussion by the full Committee and with management.

Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PricewaterhouseCoopers LLP as the Bank's independent registered public accounting firm for 2015.

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

Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the PCAOB and the U.S. Government Accountability Office. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 11 times during 2014, and has regular executive sessions with both internal and external auditors.

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

Based on the discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report referred to above, the Audit Committee recommended to the Board, and the Board has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2014, for filing with the Securities and Exchange Commission.

As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

William W. Sennholz (Chairman)
Diane M. Aigotti (Vice Chairman)
Mary J. Cahillane
Thomas L. Herlache
John K. Reinke
Michael G. Steelman
Steven F. Rosenbaum (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2015:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	61	President and Chief Executive Officer	2003
Michael A. Ericson	43	Executive Vice President, Members and Markets	2005
Peter E. Gutzmer	61	Executive Vice President, General Counsel and Corporate Secretary	1985
Thomas H.W. Harper*	49	Executive Vice President, General Auditor	2005
Michelle Jonson	41	Executive Vice President & Chief Risk Officer	2000
Roger D. Lundstrom	54	Executive Vice President & Chief Financial Officer	1984
Samuel J. Nicita	54	Executive Vice President, Community Investment & Member Products Support	2008
John Stocchetti	58	Executive Vice President, Mortgage Partnership Finance Group and the Project Management Office	2006
Nancy A. Nottoli	60	Senior Vice President, Bank Services	2012

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

Michael A. Ericson became Executive Vice President & Group Head, Members and Markets in July 2014. Prior to that, he was Executive Vice President & Chief Risk Officer of the Bank from 2008 to 2014 and Senior Vice President of Accounting Policy and SEC Reporting from 2005 to 2008. Prior to that, Mr. Ericson was Senior Vice President of Accounting Policy and SEC Reporting since joining the Bank in January 2005. Prior to joining the Bank, Mr. Ericson was Vice President, Accounting Policy at Bank One before the merger with JPMorgan Chase and became Global Treasury Controller at JPMorgan Chase subsequent to the merger from 2003 to 2004. Mr. Ericson was Senior Manager with PricewaterhouseCoopers LLP in the Financial Services group from 1994 to 2003.

Peter E. Gutzmer has been Executive Vice President, General Counsel, and Corporate Secretary of the Bank since 2003 leading the law, government and industry relations, regulatory affairs and corporate secretary functions. Mr. Gutzmer is also the Bank's Chief Compliance Officer. Mr. Gutzmer was Senior Vice President, General Counsel and Corporate Secretary of the Bank from 1992 to 2003, and General Counsel of the Bank from 1985 to 1991. Prior to his employment with the Bank, Mr. Gutzmer held various legal positions with LaSalle Bank, N.A. (and its predecessor) from 1980 to 1985.

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

Michelle Jonson became Executive Vice President, Chief Risk Officer of the Bank in July 2014. Prior to that, she was Senior Vice President and interim Co-Head of the Members and Markets Group since May 2014. Previously, Ms. Jonson served as Managing Director of the sales, member support, and member marketing relations functions since 2011. In 2000, Ms. Jonson

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

joined the Bank and has managed various responsibilities around pricing, funding, and hedging of Advances and MPF, and developing operational risk strategies for the Members and Markets Group. Prior to joining the Bank, Ms. Jonson worked as an Investment Analyst for Aon Advisors. She received her CFA charter designation in 2008.

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

John Stocchetti became Executive Vice President & Group Head, Mortgage Partnership Finance Group and Project Management Office in January 2014.  Prior to that he was Executive Vice President & Group Head, Products and Operations (formerly Products, Operations and Technology) of the Bank since 2008, after serving as Senior Vice President, Acting Head of Operations and Administration from April 2008 until then.  Mr. Stocchetti served as Senior Vice President, Project Premier Director of the Bank from 2006 to 2008, where he led the effort to implement an enterprise-wide systems platform and re-engineer around it.  Prior to joining the Bank, Mr. Stocchetti served in several positions, including Chief Financial Officer, with Ritchie Capital Management, LLC from 2004 to 2006.  Previously, Mr. Stocchetti was with Learning Insights, Inc., from 1997 to 2004. From 1995 to 1997, Mr. Stocchetti was a Senior Vice President with NationsBank CRT where he was the head of interest rate derivative operations on a global basis and the Chief Operation Officer of NationsBanc Financial Products. From 1978 to 1995, Mr. Stocchetti was with Continental Bank where he held various positions, the last of which was as Managing Director of Derivative Products.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2014 named executive officers (NEOs): Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Michael Ericson, Executive Vice President & Group Head, Members and Markets (who formerly served as the Bank’s Chief Risk Officer until becoming the Group Head of Members and Markets, effective July 14, 2014); Peter Gutzmer, Executive Vice President, General Counsel & Corporate Secretary; and John Stocchetti, Executive Vice President & Group Head, Mortgage Partnership Finance Group and the Project Management Office.

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

Regulatory Oversight of Executive Compensation

The FHFA provides certain oversight of FHLB executive officer compensation. Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, the FHFA Director must prohibit an FHLB from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the FHFA has directed the FHLBs to submit all compensation actions involving named executive officers to the FHFA for prior review. On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs, as further discussed in Legislative and Regulatory Developments on page 17.

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 104.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan goals, risks and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating operational, market and credit risk principles against the goals, risks and payouts associated with our short-term, deferred and long-term incentive compensation plans. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for each of 2014 and 2015 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2013 Federal Home Loan Bank System Key Position Survey. This survey, conducted by Reimer Consulting, outlines executive and non-executive compensation information for various positions across all 12 FHLBs.

We also engaged McLagan Partners, a compensation consulting firm, to conduct a broad-based compensation survey for 2013 that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards and total compensation.  The survey compares our executive officer compensation against three peer groups: (1) commercial banks, (2) other FHLBs, and (3) named executive officers from publicly traded financial institutions with $5 billion to $20 billion in assets. McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our HR&C Committee.

The information obtained from the 2013 Federal Home Loan Bank System Key Position Survey and the McLagan Executive Compensation Benchmarking Survey (together, Compensation Surveys) was considered by the Board of Directors, the HR&C Committee and our President and CEO, as appropriate, when making compensation decisions for 2014.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. We generally do not provide perquisites to our executives as part of our compensation program, and during 2014 none of our executives have received perquisites in excess of $10,000 in annual value.

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

Mr. Feldman's employment agreement in effect during 2014 provided for a four-year employment term effective January 1, 2011 through December 31, 2014. The Bank entered into a new employment agreement with Mr. Feldman effective January 1, 2015, as reported in an 8-K filed on January 30, 2015.

The Board of Directors set Mr. Feldman's 2014 base salary at $808,780 after considering his performance and accomplishments during 2013 and the overall competitive market data from the Compensation Surveys, which brings Mr. Feldman's base salary above the 90th percentile of the base salaries paid to other FHLB presidents. The Board of Directors determined that this was appropriate based upon his tenure and experience, the complex nature and operations of the Bank relative to the other FHLBs and the importance of his retention.  The HR&C Committee reviews Mr. Feldman's performance annually and in its discretion may recommend an increase in salary to the Board of Directors for approval.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Mr. Feldman’s employment agreement in effect during 2014 allows Mr. Feldman to participate in the Bank’s President and Executive Team Incentive Compensation Plan. Mr. Feldman is also entitled to participate in the Key Employee Long Term Incentive Compensation Plan for the 2012 to 2014 and 2013 to 2015 performance periods after which this long-term incentive component of his compensation will be replaced by the Deferred Award under the President and Executive Team Incentive Compensation Plan discussed below. In addition, Mr. Feldman is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives. Under the employment agreement, the Bank has agreed to indemnify Mr. Feldman with respect to any tax liabilities and penalties and interest under Section 409A of the Internal Revenue Code of 1986.

For a description of Mr. Feldman's post-termination compensation payable under his employment agreement in effect during 2014, see Severance Arrangements on page 104.

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

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee, and set Mr. Feldman’s base salary at $808,780 for 2014 as described above.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the HR&C Committee. In setting base salaries, Mr. Feldman and the HR&C Committee will generally consider competitive market data from the Compensation Surveys. The HR&C Committee and Mr. Feldman have determined that the compensation guideline for base salaries for NEOs (other than the President and CEO) should generally target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the other FHLBs.  Due to the complex nature and operations of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team, salaries for certain NEOs may be targeted above the 75th percentile.  For those NEOs with base salaries below the 75th percentile, the HR&C Committee plans to make adjustments over time to align their salaries with the 75th percentile.

Mr. Stocchetti received a 4.5% increase in base salary for 2014 from $446,000 to $466,050, which maintains his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his job compared to those serving in similar positions at the other FHLBs and his individual performance. Mr. Gutzmer received a 3.0% increase in base salary for 2014 from $296,400 to $305,300, which maintains his base salary slightly above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects his tenure and experience. Mr. Lundstrom received a 3.0% increase in base salary for 2014 from $350,000 to $360,500, which brings his new base salary slightly below the 70th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs.

While serving as Chief Risk Officer, Mr. Ericson received a 9.0% increase in base salary for 2014 from $310,000 to $337,900, to better align his base salary to the 75th percentile of base salaries paid to other Chief Risk Officers within the FHLB System. Mr. Ericson received an additional 6.5% increase in base salary to $360,000 effective with his promotion to Group Head of Members and Markets on July 14, 2014, which brings his new base salary slightly below the 85th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his new position as compared to those serving in similar positions at the other FHLBs.

President and Executive Team Incentive Compensation Plan

Since 2013 our NEOs have participated in our President and Executive Team Incentive Compensation Plan (the Incentive Plan), which is a cash-based annual incentive plan with a deferral component that establishes individual incentive award opportunities related to achievement of performance objectives by the Bank and by participants during performance periods. The Incentive Plan provides the Bank’s executive team management, including our NEOs, the opportunity to earn incentive compensation awards based on the Bank’s achievement of certain financial and performance goals established by the Board (the Performance Goals).

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn an annual award during a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period the Board will determine the total Incentive Award of each Incentive Plan participant based on the achievement of the Performance Goals at a minimum, target or maximum level. As approved by the Board for the 2014 - 2017 performance period, the Incentive Award may range for NEOs other than the President & CEO from 40% to 80% of base salary and from 60% to 100% of base salary for the President & CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Goals) and will be deferred during the three-year deferral period. The HR&C Committee may in its discretion increase the Annual Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Goals applicable to such individual.

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

The Performance Goals for the 2014 Annual Awards and total weighting for each goal are as follows:

	Performance Goals	Weighting for Chief Risk Officer	Weighting for President and Other NEOs
A	Change in the percentage of outstanding advances as a proportion of consolidated obligations issued on 12/31/13 compared to 12/31/14	7.50%	10.00%
B	Increase in the par amount of advances outstanding plus letters of credit from 12/31/13 to 12/31/14	12.50%	15.00%
C	Advances as a percentage of member commercial banks and thrift wholesale funding as of 9/30/14	7.50%	10.00%
D	Creation of a database to collect, maintain and report on feedback by all Bank community investment program constituents	2.50%	2.50%
E	Expand community investment outreach	2.50%	2.50%
F	New volume in the unpaid principal balance of new FHLB member mortgage loans in the MPF traditional and MPF Xtra products processed through MPF Provider in 2014	7.50%	10.00%
G	Completion of written strategic business review of MPF Program and operational re-engineering review of MPF Provider	10.00%	10.00%
H	Ratio of ineligible loans to total loans sampled in MPF Provider quality control review	12.50%	10.00%
I	Remediation of 2013 FHFA examination findings	10.00%	10.00%
J	Implementation of key Bank projects	27.50%	20.00%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Goal for the 2014 Annual Awards along with actual and weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Goal	Minimum	Target	Maximum	2014 Results	President [a]	Chief Risk Officer [b]	All Other NEOs [b]
A	4.0%	6.4%	8.0%	12.50%	10.00%	6.00%	8.00%
B	$4.5 billion	$9.4 billion	$14.9 billion	$14.7 billion	14.90%	9.92%	11.90%
C	34.5%	35.5%	36.5%	36.47%	9.94%	5.96%	7.94%
D	Complete by 10/31/14	Complete by 8/31/14	Complete by 6/30/14	Completed by 8/31/14	2.00%	1.50%	1.50%
E	40 visits to sites, sponsors, members and other stakeholders	45 visits to sites, sponsors, members and other stakeholders	50 visits to sites, sponsors, members and other stakeholders	73 visits to sites, sponsors, members and other stakeholders	2.50%	2.00%	2.00%
F	$5.0 billion	$7.0 billion	$9.0 billion	$5.4 billion	6.39%	3.29%	4.39%
G	Complete strategic plan review by 9/30/14. Complete 2014 strategic plan initiatives and re-engineering reviews by 12/31/14	Complete strategic plan review by 6/30/14. Complete 2014 strategic plan initiatives by 12/31/14 and re-engineering review by 9/30/14	Complete strategic plan review by 4/30/14. Complete 2014 strategic plan initiatives by 12/31/14 and re-engineering review by 7/31/14	Completed strategic plan review by 6/30/14. Completed 2014 strategic plan initiatives by 12/31/14 and re-engineering review by 9/30/14	8.00%	6.00%	6.00%
H	5%	3%	2%	4.00%	7.00%	6.25%	5.00%
I	Complete 100% of the remediation action plans within 90 days of the agreed upon date for each	Complete 100% of the remediation action plans by 10/31/14	Complete 100% of the remediation action plans by the agreed upon date for each	Completed 100% of the remediation actions plan by 10/31/14	8.14%	6.14%	6.14%
J	4 projects	6 projects	8 projects	6 projects	16.00%	16.50%	12.00%
Total Actual Incentive Award as a % of Salary [c]					84.87%	63.56% [d]	64.87% [e]

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

[c]
50% of the Total Incentive Award Achieved is the Annual Award, which vested at the end of 2014, and 50% of the Incentive Award is the Deferred Award, which will vest at the end of the 2015-2017 deferral period.

[d]
As a result of Mr. Ericson’s promotion from Chief Risk Officer to Group Head of Members and Markets effective July 14, 2014, his award opportunity percentage reflects the weighting applicable to the Chief Risk Officer for seven months of 2014 and the weighting applicable to all other NEOs for five months of 2014.

[e]
The HR&C Committee began with an award opportunity of 64.87% for Mr. Stocchetti. After considering the Bank's overall performance and Mr. Stocchetti's individual performance, the HR&C Committee increased the Incentive Award for Mr. Stocchetti to 77.84% of his base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Performance Goals for Deferred Awards

The Performance Goals for the Deferred Awards during the 2015 - 2017 deferral period and award opportunities (expressed as a percentage of base salary) are set forth in the following table:

	Performance Goals	Weighting for all NEOs	Minimum	Target	Maximum
A	Ratio of the market value to par value of the Bank's capital stock as of 12/31/17	25%	>100%	>105%	>150%
B	Maintain the three minimum regulatory capital ratios at each month end through 12/31/17	25%	At least 104 capital requirements	At least 106 capital requirements	In all 36 months (108 capital requirements)
C	Maintain positive annual net income for 2015, 2016 and 2017	25%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters
D	Maintain or improve Bank’s examination rating	25%	Maintain rating during the deferral period	Improve rating in at least 1 year during the deferral period	Improve rating in at least 2 years during the deferral period

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

The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Goals during the deferral period. For the 2014 - 2017 performance period, the amount of the Deferred Award as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

In addition, the HR&C Committee may in its discretion increase the Annual Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Goals applicable to such individual.

Incentive Plan participants are paid their respective Incentive Awards, if any, in cash following the initial and deferred performance periods, provided that the Incentive Plan participant is actively employed by the Bank at the end of the performance period and also provided that participants may elect to defer some or all of an Incentive Award under our Benefit Equalization Plan. However, if a Incentive Plan participant dies, becomes disabled, or retires on a date that is not more than 18 months before the end of a deferral period, such Incentive Plan participant will be vested at the end of the performance period in a pro rata portion of the Deferred Award such Incentive Plan participant would have received if his or her employment at the Bank continued through the end of the deferral period. Such pro rata portion of the Deferred Award would be calculated by multiplying the applicable Deferred Award by a fraction, the numerator of which is the number of full months such Incentive Plan participant was employed by the Bank during the deferral period, and the denominator of which is 36. For a description of the terms of the Benefit Equalization Plan see Benefit Equalization Plan on page 105.

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

See President and Executive Team Incentive Compensation Plan on page 108 for the awards made to the NEOs under this plan.

Key Employee Long Term Incentive Compensation Plan

The HR&C Committee believes that long-term incentives for executives align the interests of our shareholder members and our executives. Our NEOs currently participate in a Key Employee Long Term Incentive Compensation Plan under which the HR&C Committee establishes performance periods, performance goals consistent with our long-term business strategies, related performance criteria, performance targets and target values (collectively, goals) for approval by the Board of Directors. The HR&C Committee designates those officers, including our NEOs, who are eligible to participate in the plan for the performance period. The HR&C Committee may make adjustments in the performance goals at any time to reflect major unforeseen transactions, events, or circumstances. Our NEOs will continue to participate in the Key Employee Long Term Incentive Compensation Plan for the 2013 to 2015 performance period, after which this long-term incentive component of their compensation will be replaced by the Deferred Award under the President and Executive Team Incentive Compensation Plan discussed above.

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

In connection with determining the award payments for the 2012 to 2014 plan period, the HR&C Committee evaluated the achievement of the performance period goals outlined below.

Target Value	2012 - 2014 Performance Criteria	Percentage Attained
20%	$10.0 billion increase in the par amount of advances outstanding from 12/31/2011 to 12/31/2014.	148.20%
10%	$15.0 billion of new volume in the unpaid principal balance of new FHLB member mortgage loans processed through the MPF provider from 2012 to 2014.	150%
60%	$414.0 million increase in GAAP retained earnings from 12/31/2011 to 12/31/2014.	150%
10%	Improvement in the Bank’s examination rating.	100%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 145% for 2012-2014. This resulted in a potential award amount of 40% of base salary for our executive officers (other than the President & CEO) and 50% for the President & CEO. The HR&C Committee decided to make awards under the plan at these levels based upon the accomplishment of the plan criteria and determined that no award adjustments were warranted.

See Key Employee Long Term Incentive Compensation Plan on page 108 for the awards made to the NEOs under this plan.

As discussed above, we plan to discontinue the Key Employee Long Term Incentive Compensation Plan for those participants in the newly implemented President and Executive Team Incentive Compensation Plan after the final “gap year” award opportunity for the 2013 to 2015 performance period.

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

Mr. Feldman's employment agreement in effect during 2014 provided that in the event his employment with the Bank was terminated either by him with good reason (as defined in the agreement), by the Bank other than for cause (as defined in the agreement), by non-renewal by the Bank of the agreement, or as a result of the death or disability of Mr. Feldman, Mr. Feldman was entitled to receive the following payments:

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

If Mr. Feldman's employment with the Bank was terminated by the Bank for cause or by Mr. Feldman other than for good reason, Mr. Feldman would be entitled only to the amounts in items (1) and (2) above.

The employment agreement provided that Mr. Feldman would not be entitled to any other compensation, bonus or severance pay from the Bank other than as specified above and any vested rights which he has under any pension, thrift, or other benefit plan, excluding the severance plan. The right to receive termination payments as outlined above was contingent upon, among other things, Mr. Feldman signing a general release of all claims against the Bank in such form as the Bank requires.

Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the authority to prohibit or limit any golden parachute or indemnification payment by an FHLB if a payment is made in contemplation of insolvency, the FHLB is insolvent or the payment may result in the preference of one creditor over another. Golden parachute payment means any compensation payment (or any agreement to make any payment) that is (i) contingent on, or by its terms is payable on or after, the termination of the person's employment or affiliation, and (ii) is received on or after insolvency, conservatorship, or receivership of the FHLB or the Director's determination that the FHLB is in a troubled condition (subject to a cease-and-desist order, written agreement, or proceeding, or determined to be in such a condition by the Director). See Legislative and Regulatory Developments on page 17 for discussion of the FHFA’s final rule issued on January 28, 2014, which sets forth the standards that the FHFA will take into consideration when limiting or prohibiting golden parachute payments.

For a further description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 111.

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

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2014, the limitation on annual earnings was $260,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $210,000 in 2014.

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

For 2014, our matching contribution was limited to $15,600 for each employee. For employees hired prior to January 1, 2011, both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2014, the Savings Plan limits the annual additions that can be made to a participating employee's account to $52,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $17,500 per year. In addition, no more than $260,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $5,500 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Our Benefit Equalization Plan provides that if an executive officer dies, retires, or terminates employment due to disability when any short-term incentive compensation that was previously earned but deferred in accordance with the deferral provisions of any of the Bank’s incentive compensation plans, we will recalculate the officer’s pension benefits in order to adjust for the fact that such short-term incentive compensation would not otherwise be included in the officer’s base compensation for purposes of calculating pension benefits at the time the executive officer dies, retires or terminates employment due to disability. We will recalculate the employee’s pension benefit as if such deferred amounts had been included in the executive officer’s base compensation and the difference between that calculation and the amount to which the retired, deceased or disabled employee is entitled to under the Benefit Equalization Plan as a result of such calculation will be paid in a lump sum.

The Pension Plan benefit under the Benefit Equalization Plan is an amount equal to the difference between the Pension Plan formula without considering legislative limitations, and the benefits which may be provided under the Pension Plan considering such limitations. The Benefit Equalization Plan also allows employees to make additional salary reduction contributions up to the maximum percentages allowed under the Savings Plan and to receive matching contributions up to the maximum percentages under the Savings Plan, in each case without giving effect to laws limiting annual additions. Salary reduction contributions and earnings under the Benefit Equalization Plan are treated as deferred income. Effective January 1, 2014, Savings Plan related contributions and earnings in the Benefit Equalization Plan earn interest at the 20 quarter (five year) moving average of the five year Federal Home Loan Bank consolidated obligation bond rate.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Amended Annual Report on Form 10-K for the year ended December 31, 2014.

The HR&C Committee:

John K. Reinke, Chairman
James T. Ashworth, Vice Chairman
Owen E. Beacom
Thomas L. Herlache
Gregory A. White
Steven F. Rosenbaum, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The table below sets forth summary compensation information for our NEOs for 2014.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [a]	All Other Compensation [c]	Total
			Annual Award	Long Term Award
Matthew R. Feldman	2014	$808,780	$343,206	$404,390	$1,232,000	$15,600	$2,803,976
President and Chief Executive Officer	2013	763,000	352,125	305,200	283,000	15,300	1,718,625
	2012	720,000	360,000	348,840	496,000	15,000	1,939,840

Roger D. Lundstrom	2014	359,625	116,928	144,200	1,151,000	15,600	1,787,353
Executive Vice President and Chief Financial Officer	2013	350,000	126,525	105,000	[b]	15,300	596,825
	2012	323,050	160,000	65,224	312,000	15,000	875,274

Michael A. Ericson	2014	345,872	115,783	144,000	266,000	15,600	887,255
Executive Vice President and Chief Risk Officer	2013	310,000	109,074	93,000	[b]	15,300	527,374
	2012	281,650	104,070	56,865	101,000	15,000	558,585

Peter E. Gutzmer [d]	2014	304,558	99,024	122,120	1,040,000	15,600	1,581,302
Executive Vice President and General Counsel

John Stocchetti	2014	464,379	181,396	186,420	473,000	15,600	1,320,795
Executive Vice President and Group Head, Mortgage Partnership Finance Group and the Project Management Office	2013	446,000	175,000	133,800	102,000	15,300	872,100
	2012	421,200	200,000	85,040	207,000	15,000	928,240

[a]
The amount reported in this column represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2013 to December 31, 2014.  The change in value resulted primarily from a decrease in the discount rates used to calculate the present value of accrued benefits as further described in Retirement and Other Post-Employment Compensation Table and Narrative on page 109.   Adding another year of credited service as well as 2014 annual salary increases also contributed to the change in projected benefit amount.

[b]	During 2013, total pension value for Mr. Lundstrom and Mr. Ericson decreased, for each by $15,000. In accordance with SEC rules, these negative amounts are not included in this table.

[c]	Amounts reported for all other compensation consists of Bank contributions to employee 401(k) and BEP plans.

[d]	Mr. Gutzmer was not a named executive officer for 2012 and 2013.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President and Executive Team Incentive Compensation Plan

Annual Awards for 2014 to the NEOs under the President and Executive Team Incentive Compensation Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan page 98.

Name	Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Matthew Feldman	$808,780	42.44%	$343,206
Roger D. Lundstrom	360,500	32.43%	116,928
Michael A. Ericson	360,000	32.16%	115,783
Peter E. Gutzmer	305,300	32.43%	99,024
John Stocchetti	466,050	38.92%	181,396

[a]	50% of the Total Incentive Award achieved as a percentage of base salary is the Annual Award for 2014.

Key Employee Long Term Incentive Compensation Plan

The table below sets forth the actual awards under the 2012 to 2014 plan. For a description of how these awards were calculated see Key Employee Long Term Incentive Compensation Plan on page 102.

Name	Salary	Actual Long term Award as a % of Salary	Actual Long term Award
Matthew R. Feldman	$808,780	50%	$404,390
Roger D. Lundstrom	360,500	40%	144,200
Michael A. Ericson	360,000	40%	144,000
Peter Gutzmer	305,300	40%	122,120
John Stocchetti	466,050	40%	186,420

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The table below describes the potential NEO awards under the President and Executive Team Incentive Compensation Plan for the plan period covering January 1, 2014, through December 31, 2017. See President and Executive Team Incentive Compensation Plan on page 98 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Incentive Plan Awards
Name	Incentive Plan [a]	Minimum	Target	Maximum
Matthew R. Feldman	Annual	$242,634	$323,512	$404,390
	Deferred	257,404	343,206	429,007
Roger D. Lundstrom	Annual	72,100	108,150	144,200
	Deferred	87,696	116,928	146,160
Michael A. Ericson	Annual	72,000	108,000	144,000
	Deferred	86,837	115,783	144,729
Peter E. Gutzmer	Annual	61,060	91,590	122,120
	Deferred	74,268	99,024	123,780
John Stocchetti	Annual	93,210	139,815	186,420
	Deferred	136,047	181,396	226,745

[a]	Annual: Annual Award under the President and Executive Team Incentive Compensation Plan. The amounts shown are based on the potential awards for each NEO for 2014.
Deferred: Deferred Award under the President and Executive Team Incentive Compensation Plan. The amounts shown reflect the actual Deferred Awards granted for 2015-2017 based on actual performance for 2014. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Goals during the 2015-2017 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Goals.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew R. Feldman [a]	Pension	10.75	$802,000	$—
	BEP	10.75	2,342,000	—
Roger D. Lundstrom	Pension	30.33	1,785,000	—
	BEP	30.33	1,327,000	—
Michael A. Ericson	Pension	9.42	347,000	—
	BEP	9.42	199,000	—
Peter E. Gutzmer	Pension	29.17	2,270,000	—
	BEP	29.17	1,198,000	—
John Stocchetti	Pension	7.75	498,000	—
	BEP	7.75	652,000	—

[a]	At December 31, 2014 the additional present value of accrued benefits due Mr. Feldman under section (7)(b)(vi) of his employment agreement is $2,790,000.

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 104. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The participant's accumulated benefit is calculated as of December 31, 2014 and 2013. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date.  As of December 31, 2013, 50% of the Pension Plan benefit is valued using the RP-2000 static mortality table for annuitants projected to 2013 and 50% of the Pension Plan benefit is valued using the RP-2000 static mortality table for lump sums projected to 2013. As of December 31, 2014, 50% of the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2014) and 50% of the Pension Plan benefit is valued using the RP-2000 static mortality table for lump sums projected to 2014.  The interest rates used are 4.95% as of December 31, 2013 and 3.95% as of December 31, 2014.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2014 accumulated benefit and the present value of the December 31, 2013 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2013, the Benefit Equalization Plan benefit is valued using the RP-2000 static mortality table for annuitants projected to 2013. As of December 31, 2014, the Benefit Equalization Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2014). The interest rates used are 4.82% as of December 31, 2013 and 3.84% as of December 31, 2014.

The difference between the present value of the December 31, 2014 accumulated benefit and the present value of the December 31, 2013 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY [b]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE
Matthew R. Feldman	BEP	$49,790	$—	$3,572	$—	$244,209
Roger D. Lundstrom	BEP	59,714	6,640	7,596	—	491,067
Michael A. Ericson	BEP	6,711	509	492	—	35,189
Peter E. Gutzmer	BEP	1,365	—	414	—	25,808
John Stocchetti	BEP	155,431	8,678	11,168	—	722,424

[a]
The table above includes salary reduction contributions by our NEOs, and matching Registrant Contributions by the Bank under the Benefit Equalization Plan. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 105.

[b]	Not included in 2014 compensation as rate paid was not above a market rate.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Compensation Plan Payment	Long-Term Incentive Plan Payment	Health Care	Total
Matthew R. Feldman	$808,780	$242,634	$242,634	$11,673	$1,305,721
Roger D. Lundstrom	721,000	72,100	72,100	27,487	892,687
Michael A. Ericson	360,000	72,000	72,000	18,324	522,324
Peter E. Gutzmer	610,600	61,060	61,060	27,487	760,207
John Stocchetti	466,050	93,210	93,210	18,324	670,794

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2014, under certain conditions. For purposes of calculating the severance benefit outlined in the table, we have assumed that Mr. Feldman was terminated by us other than for cause or that he terminated his employment for good reason and he would receive the termination payments outlined in his employment agreement in effect during 2014 and continued Bank-subsidized health care coverage. With respect to Mr. Lundstrom, Mr. Ericson, Mr. Gutzmer and Mr. Stocchetti, we have assumed that their employment was terminated by us other than for cause, including a constructive discharge, and these NEOs would receive the termination payments outlined in the Employee Severance Plan and continued Bank-subsidized health care coverage. See Severance Arrangements on page 104.

We have also assumed that the payments under the President and Executive Team Incentive Compensation Plan would be at the applicable minimum amount for that plan. With respect to the Key Employee Long Term Incentive Compensation Plan, we have assumed that the termination of employment either (1) was in connection with a change-of-control or (2) was made by the executive for good reason. In these instances, an executive officer is vested in their potential award for plan periods ending in the year of termination. In this case, we have assumed the applicable plan period would be 2012 to 2014 with an award at the target amount.

In addition to the amounts indicated above, our NEOs are entitled to receive benefits under the Benefit Equalization Plan and the Pension Plan in accordance with the terms of those plans.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for time spent reviewing Bank materials, preparing for meetings, participating in other Bank activities and actual time spent attending the meetings of the Board of Directors and its committees. Directors are also reimbursed for reasonable Bank-related travel expenses. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, we participated in an FHLB System review of director compensation in June 2013 which includes a director compensation study prepared by McLagan Partners. The McLagan study includes separate analysis of director compensation broken into five subgroups: small banks ($5 billion to $19.9 billion asset size); medium banks ($20 billion to $29.9 billion asset size); large banks ($30 billion to $100 billion asset size); Fannie Mae; Freddie Mac; and the Office of Finance.

In connection with setting Director compensation for 2014, our Board of Directors decided to maintain compensation levels at the same amounts as provided for in the prior compensation policy in effect during 2013 as follows:

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee reviewed Director performance, as required by the revised policy, and determined that all directors serving during 2014 met the criteria necessary to receive their quarterly retainer fees. Per meeting fees reflect actual attendance by the Directors. The table below sets forth Director Compensation for 2014.

Name	2014 Total Fees Earned	2014 Fees Paid in Cash	2014 Fees Deferred [a]
Steven F. Rosenbaum - Chair	$90,000	$72,000	$18,000
William W. Sennholz - Vice Chair/Audit Committee Chair	80,000	80,000	—
Diane M. Aigotti	70,000	70,000	—
James T. Ashworth	70,000	49,000	21,000
Owen E. Beacom	70,000	70,000	—
Edward P. Brady	70,000	70,000	—
Mary J. Cahillane	70,000	52,500	17,500
Mark J. Eppli	70,000	70,000	—
Thomas M. Goldstein	75,000	75,000	—
Arthur E. Greenbank	70,000	35,000	35,000
Thomas L. Herlache	70,000	70,000	—
Roger L. Lehmann	75,000	75,000	—
E. David Locke	75,000	75,000	—
John K. Reinke	75,000	75,000	—
Leo J. Ries	70,000	70,000	—
Michael G. Steelman	75,000	75,000	—
Gregory A. White	70,000	70,000	—
Total	$1,245,000	$1,153,500	$91,500

[a]	Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan.

In setting Director compensation for 2015, our Board of Directors decided to maintain compensation levels at the same amounts as 2014.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members are for the election of our directors, as more fully discussed in 2014 Director Election on page 87.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of February 28, 2015	Regulatory Capital Stock	% of Total
One Mortgage Partners Corp. [a] 10 South Dearborn St., Suite 413 Chicago, IL 60603	$250	13.05%
BMO Harris Bank N.A. 111 West Monroe Street Chicago, IL 60690	170	8.90%
The Northern Trust Company 50 South LaSalle Street Chicago, IL 60603	154	8.06%
Associated Bank, N. A. 200 North Adams Street Green Bay, WI 54301	118	6.14%
State Farm Bank, FSB 3 State Farm Plaza Bloomington, IL 61791	99	5.17%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of February 28, 2015	Director Name	Capital Stock	Percent of Total Outstanding Capital
Baylake Bank 217 North 4th Ave. Sturgeon Bay, WI 54235	Thomas L. Herlache	$4.2	0.22%
First Bank & Trust 820 Church Street Evanston, IL 60201	Owen E. Beacom	2.6	0.14%
McFarland State Bank 5990 Highway 51 McFarland, WI 53558	E. David Locke	2.3	0.12%
Prospect Federal Savings Bank 11139 South Harlem Avenue Worth, IL 60482	Steven F. Rosenbaum	2.1	0.11%
First Bankers Trust Company, N.A. 1201 Broadway Quincy, IL 62301	Arthur E. Greenbank	2.0	0.11%
Forward Financial Bank 207 West 6th Street Marshfield, WI 54449	William W. Sennholz	2.0	0.10%
CNB Bank & Trust, N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	1.5	0.08%
The Stephenson National Bank & Trust 1820 Hall Ave. Marinette, WI 54143	John K. Reinke	1.3	0.07%
First National Bank in Pinckneyville 210 S. Main Street Pinckneyville, IL 62274	David R. Pirsein	0.5	0.03%
Farmers & Merchants State Bank of Bushnell 484 East Main Street Bushnell, IL 61422	Michael G. Steelman	0.1	0.01%
Total Directors as a group		$18.6	0.98%

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

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or executive officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 86. We have six independent directors and ten member directors currently serving on our Board.

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

During 2014, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

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

Applying the NYSE independence standards to our member directors, our Board determined that only member directors Beacom, Lehmann, Reinke, Rosenbaum and Steelman did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these current member directors meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors is independent under the NYSE independence standards.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm:

For the Years Ended December 31, (in thousands)	2014	2013
Audit fees	$842	$769
Audit related fees	71	64
Total fees	$913	$833

Audit fees were for professional services rendered for the audits of our financial statements. Audit related fees were for other assurance and related services. No tax related fees were paid. No other fees were paid for financial information system design, implementation, or software license fees.

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

Federal Home Loan Bank of Chicago

PART IV
Item 15.     Exhibits, Financial Statements Schedules.

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 12, 2015, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports, copies of which may be obtained by going to the SEC's website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital plan of the Federal Home Loan Bank of Chicago, as amended and restated effective July 1, 2013 [c]
10.1.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [d]
10.1.2	First Amendment to Sublease Agreement, dated January 26, 2010 [e]
10.2	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [d]
10.3	Advances, Collateral Pledge, and Security Agreement [l]
10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [a]
10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [a]
10.6.1	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement, dated September 15, 2000 [a]
10.6.2	First Amendment to Liquidity Option and Master Participation Agreement, dated April 16, 2001 [a]
10.6.3	Second Amendment to Liquidity Option and Master Participation Agreement, dated January 22, 2004 [a]
10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [f]
10.8.1	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2011 [g]
10.8.2	Amendment to Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2013 [i]
10.9	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2015 [h]
10.10	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 [j]
10.11	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, effective January 1, 2013 [k]
10.12	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 [a]
10.13	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 [k]
10.14	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 [l]
10.15	Federal Home Loan Bank of Chicago 2013 Board of Directors Compensation Policy [m]
10.16	Federal Home Loan Bank of Chicago 2014 Board of Directors Compensation Policy [n]
10.17	Federal Home Loan Bank of Chicago 2015 Board of Directors Compensation Policy
10.18	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 [k]
10.19	Joint Capital Enhancement Agreement, as amended August 5, 2011 [o]
14	The Federal Home Loan Bank of Chicago Code of Ethics [p]
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[a]	Filed with our Form 10 on December 14, 2005

[b]	Filed with our 8-K Current Report on December 20, 2011

[c]	Filed with our 8-K Current Report on May 30, 2013

[d]	Filed with our 8-K Current Report on January 15, 2009

Federal Home Loan Bank of Chicago

[e]	Filed with our 8-K Current Report on February 1, 2010

[f]	Filed with our 8-K Current Report on June 28, 2006

[g]	Filed with our 8-K Current Report on January 7, 2011

[h]	Filed with our 8-K Current Report on January 30, 2015

[i]	Filed with our 2013 3rd Quarter Form 10-Q on November 6, 2013

[j]	Filed with our 2008 Form 10-K on March 20, 2009

[k]	Filed with our 2013 2nd Quarter Form 10-Q on August 8, 2013

[l]	Filed with our 2007 1st Quarter Form 10-Q on May 11, 2007

[m]	Filed with our 2012 Form 10-K on March 14, 2013

[n]	Filed with our 2013 Form 10-K on March 13, 2014

[o]	Filed with our 8-K Current Report on August 5, 2011

[p]	Published on our website at http://www.fhlbc.com/OurCompany/Pages/federal-home-loan-bank-chicago-governance.aspx

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

CE Amount: A PFI's assumption of credit risk on conventional MPF Loan products held in an MPF Bank's portfolio that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI. Does not apply to the MPF Xtra, MPF Direct or MPF Government MBS product.

CE Fee: Credit enhancement fee. PFIs are paid a credit enhancement fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance based.

CEDA: Community Economic Development Advance Program.

CFI: Community Financial Institution - Defined as FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. The average total assets for calendar year-ends 2012-2014 must be $1.123 billion or less ($1.108 billion for 2011-2013 and $1.095 billion for 2010-2012).

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

Ginnie Mae: Government National Mortgage Association.

Ginnie Mae MBS: Mortgage-backed securities guaranteed by Ginnie Mae.

GLB Act: Gramm-Leach-Bliley Act of 1999.

Government Loans: Mortgage loans insured or guaranteed by the Federal Housing Administration (FHA), the Department of Housing and Urban Development (HUD), the Department of Veteran Affairs (VA) or Department of Agriculture Rural Housing Service (RHS).

GSE: Government sponsored enterprise.

Housing Act: Housing and Economic Recovery Act of 2008, enacted July 30, 2008.

HR&C Committee: Human Resources and Compensation Committee.

HUD: Department of Housing and Urban Development.

HTM: Held-to-maturity securities.

Federal Home Loan Bank of Chicago

JCE Agreement: Joint Capital Enhancement Agreement entered into by all 12 FHLBs, effective February 28, 2011 and amended August 5, 2011, which is intended to enhance the capital position of each FHLB. The intent of the agreement is to allocate that portion of each FHLB's earnings to a separate retained earnings account at that FHLB.

Lead Bank: MPF Bank selling interests in MPF Loans.

LIBOR: London Interbank Offered Rate.

LTV: Loan-to-value ratio.

Master Commitment (MC): Pool of MPF Loans purchased or funded by an MPF Bank.

MBS: Mortgage-backed securities.

MI: Mortgage Insurance.

Moody's: Moody's Investors Service.

MPF®: Mortgage Partnership Finance.

MPF Banks: FHLBs that participate in the MPF program.

MPF Direct TM product: The MPF Program product under which we acquire high-balance MPF Loans from PFIs and concurrently resell them to a third party investor.

MPF Government MBS TM product: The MPF Program product under which we aggregate Government Loans acquired from PFIs in order to issue securities guaranteed by the Ginnie Mae that are backed by such Government Loans.

MPF Guides: MPF Origination Guide and MPF Servicing Guide.

MPF Loans: Conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program.

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

Federal Home Loan Bank of Chicago

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

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago

2014 Annual Financial Statements and Notes

Federal Home Loan Bank of Chicago

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the “Bank”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Chicago, IL
March 12, 2015

Federal Home Loan Bank of Chicago

Statements of Condition
(Dollars in millions, except capital stock par value)

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$342	$971
Interest bearing deposits	560	—
Federal Funds sold	1,525	500
Securities purchased under agreements to resell	3,400	4,550
Investment securities -
Trading, $71 and $32 pledged	167	1,899
Available-for-sale	19,975	21,536
Held-to-maturity, $7,824 and $8,618 fair value	7,118	7,917
Total investment securities	27,260	31,352
Advances, $83 and $30 carried at fair value	32,485	23,489
MPF Loans held in portfolio, net of allowance for credit losses of $(15) and $(29)	6,057	7,695
Derivative assets	29	35
Other assets	183	205
Total assets	$71,841	$68,797
Liabilities
Deposits -
Noninterest bearing	$49	$41
Interest bearing, $13 and $13 from other FHLBs	617	503
Total Deposits	666	544
Consolidated obligations, net -
Discount notes, $1,799 and $75 carried at fair value	31,054	31,089
Bonds, $2,785 and $1,021 carried at fair value	34,251	31,987
Total consolidated obligations, net	65,305	63,076
Derivative liabilities	55	108
Affordable Housing Program assessment payable	90	78
Other liabilities	256	282
Subordinated notes	944	944
Total liabilities	67,316	65,032
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 8 million and 7 million shares issued and outstanding	827	629
Class B2 membership stock - putable $100 par value - 11 million and 10 million shares issued and outstanding	1,075	1,041
Total capital stock	1,902	1,670
Retained earnings - unrestricted	2,152	1,853
Retained earnings - restricted	254	175
Total retained earnings	2,406	2,028
Accumulated other comprehensive income (loss) (AOCI)	217	67
Total capital	4,525	3,765
Total liabilities and capital	$71,841	$68,797
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income
(Dollars in millions)

For the years ended December 31,	2014	2013	2012
Interest income	$1,362	$1,511	$1,916
Interest expense	841	1,061	1,344
Net interest income before provision for (reversal of) credit losses	521	450	572
Provision for (reversal of) credit losses	(7)	(2)	9
Net interest income	528	452	563

Non-interest gain (loss) on -
Total other-than-temporary impairment	—	—	(2)
Non-credit portion reclassified to (from) statements of comprehensive income	—	—	(13)
Net other-than-temporary impairment (OTTI) charges, credit portion	—	—	(15)
Trading securities	(19)	(13)	(43)
Derivatives and hedging activities	(7)	12	(1)
Instruments held under fair value option	13	—	2
Early extinguishment of debt	—	(118)	—
Litigation settlement awards	27	99	—
Other, net	18	19	22
Total non-interest gain (loss)	32	(1)	(35)

Non-interest expense -
Compensation and benefits	66	62	54
Other operating expenses	48	41	37
Other community investment	—	(50)	—
Litigation settlement legal expense	3	19	—
Other	7	3	20
Total non-interest expense	124	75	111

Income before assessments	436	376	417

Affordable Housing Program assessment	44	33	42

Net income	$392	$343	$375

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income
(Dollars in millions)

For the years ended December 31,	2014	2013	2012
Net income	$392	$343	$375

Other comprehensive income (loss) -
Net unrealized gain (loss) - available-for-sale securities	8	(524)	463
Non-credit OTTI - held-to-maturity securities	56	61	85
Net unrealized gain (loss) - cash flow hedges	85	413	(29)
Other	1	10	19
Other comprehensive income (loss)	150	(40)	538

Comprehensive income	$542	$303	$913

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Total Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853	$175	$2,028	$67	$3,765
Total comprehensive income							313	79	392	150	542
Proceeds from issuance of capital stock	3	351	1	45	4	396					396
Repurchases of capital stock	(1)	(46)	(1)	(114)	(2)	(160)					(160)
Capital stock reclassified to mandatorily redeemable capital stock	—	—	—	(4)	—	(4)					(4)
Transfers between classes of capital stock	(1)	(107)	1	107
Cash dividends - class B1 (1.58% annualized average)							(9)		(9)		(9)
Cash dividends - class B2 (0.45% annualized average)							(5)		(5)		(5)
December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525

December 31, 2012	1	$122	15	$1,528	16	$1,650	$1,584	$107	$1,691	$107	$3,448
Total comprehensive income							275	68	343	(40)	303
Proceeds from issuance of capital stock	3	365	1	70	4	435					435
Repurchases of capital stock	—	(79)	(3)	(278)	(3)	(357)					(357)
Capital stock reclassified to mandatorily redeemable capital stock	—	(56)	—	(2)	—	(58)					(58)
Transfers between classes of capital stock	3	277	(3)	(277)
Cash dividends - class B1 (0.55% annualized average)							(2)		(2)		(2)
Cash dividends - class B2 (0.30% annualized average)							(4)		(4)		(4)
December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853	$175	$2,028	$67	$3,765

December 31, 2011	—	$—	24	$2,402	24	2,402	$1,289	$32	$1,321	$(431)	$3,292
Total comprehensive income							300	75	375	538	913
Proceeds from issuance of capital stock	1	89	1	102	2	191					191
Repurchases of capital stock	—	(6)	(9)	(880)	(9)	(886)					(886)
Capital stock reclassified to mandatorily redeemable capital stock	(1)	(41)	—	(16)	(1)	(57)					(57)
Transfers between classes of capital stock	1	80	(1)	(80)
Cash dividends (0.25% annualized average)							(5)		(5)		(5)
December 31, 2012	1	$122	15	$1,528	16	$1,650	$1,584	$107	$1,691	$107	$3,448
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows
(Dollars in millions)

	For the years ended December 31,	2014		2013		2012
Operating	Net income	$392		$343		$375
	Adjustments to reconcile net income to net cash provided by (used in) operating activities -
	Depreciation and amortization	21		42		130
	Change in net fair value on derivatives and hedging activities	309		490		(187)
	Change in net fair value on trading securities	19		13		43
	Change in net fair value on assets and liabilities held under the fair value option	(13)		—		(2)
	Realized losses on other-than-temporarily impaired securities	—		—		15
	Losses (gains) on early extinguishment of debt	—		118		—
	Other adjustments	(21)		(11)		18
	Net change in -
	Other assets	(65)		(86)		(70)
	Other liabilities	(22)		(66)		(35)
	Total adjustments	228		500		(88)
	Net cash provided by (used in) operating activities	620		843		287

Investing	Net change interest bearing deposits	(560)		—		—
	Net change Federal Funds sold	(1,025)		(500)		950
	Net change securities purchased under agreements to resell	1,150		1,950		(5,675)
	Advances -
	Principal collected	222,943		246,301		212,414
	Issued	(231,821)		(255,387)		(211,664)
	MPF Loans held in portfolio -
	Principal collected	1,732		2,814		3,670
	Purchases	(85)		(77)		(73)
	Trading securities -
	Sales	2,002		300		—
	Proceeds from maturities and paydowns	1,916		2,148		4,459
	Purchases	(2,208)		(3,122)		(2,796)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	(135)	[a]	78	[a]	(411)	[a]
	Proceeds from maturities and paydowns	1,064		1,705		2,458
	Purchases	(28)		(18)		(19)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	1,555		1,106		1,423
	Purchases	(3)		—		—
	Proceeds from sale of foreclosed assets	88		93		68
	Other assets	(11)		(14)		(8)
	Net cash provided by (used in) investing activities	$(3,426)		$(2,623)		$4,796

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2014	2013	2012
Financing	Net change deposits	$122	$(272)	$168
	Net change securities sold under agreements to repurchase	—	—	(400)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	1,205,177	711,289	554,365
	Bonds	20,109	15,132	46,649
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(1,205,214)	(711,458)	(548,510)
	Bonds	(18,178)	(15,386)	(53,961)
	Net proceeds (payments) on derivative contracts with financing element	(61)	(69)	(77)
	Payments for retiring of subordinated debt	—	(62)	—
	Proceeds from issuance of capital stock	396	435	191
	Repurchase or redemption of capital stock	(160)	(357)	(886)
	Redemptions of mandatorily redeemable capital stock	—	(59)	(55)
	Cash dividends paid	(14)	(6)	(5)
	Net cash provided by (used in) financing activities	2,177	(813)	(2,521)

	Net increase (decrease) in cash and due from banks	(629)	(2,593)	2,562
	Cash and due from banks at beginning of period	971	3,564	1,002
	Cash and due from banks at end of period	$342	$971	$3,564

Supplemental	Interest paid	$829	$1,010	$1,210
	Affordable Housing Program assessments paid	32	33	25
	Capital stock reclassified to mandatorily redeemable capital stock	4	58	57
	Transfer of MPF Loans to real estate owned	63	81	107

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these assumptions and estimates apply to the following:

•	Fair value measurements;

•	Determination of other-than-temporary impairments of securities; and

•	Allowance for credit losses.

Actual results could differ from these assumptions and estimates. See Note 2 - Summary of Significant Accounting Policies and Note 16 - Fair Value Accounting for more information.

Consolidation of Variable Interest Entities
We do not consolidate any of our investments in variable interest entities since we are not the primary beneficiary. We classify variable interest entities as investment securities in our statements of condition. Such investment securities include, but are not limited to, senior interests in private label mortgage backed securities (MBS) and Federal Family Education Loan Program - asset backed securities (FFELP ABS).
The carrying amount for these investment securities is driven by our investment intent - that is, whether we hold the investment security as held-to-maturity, available-for-sale or trading. We have no liabilities related to these investments in variable interest entities. We have not provided financial or other support (explicitly or implicitly) to these investment securities that we were not previously contractually required to provide nor do we intend to provide such support in the future. Our maximum loss exposure for these investment securities is limited to their carrying amount, see Note 2 - Summary of Significant Accounting Policies for more information.

Net Presentation of Financial Instruments

We adopted new GAAP disclosure requirements pertaining to offsetting (netting) of assets and liabilities retrospectively for all comparative periods presented effective January 1, 2013. The requirements require disclosure of both gross information and net information related to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing or lending transactions regardless of whether we offset these transactions in our statements of condition. For the periods presented to date, these rights of offset only apply to our derivatives. See Note 2 - Summary of Significant Accounting Policies for more information.

[a]	Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

[b]
“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago. "MPF Direct" and "MPF Government MBS" are trademarks of the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Consolidation of Variable Interest Entities

We determine whether or not to consolidate a variable interest entity based on whether or not we consider ourselves to be the primary beneficiary. We would consider us to be the primary beneficiary if both of the following conditions apply:

•	We have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

•
We have the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Net Presentation of Financial Instruments

We present our derivative assets and liabilities on a net basis in our statements of condition. Specifically, we net cash collateral, including initial and variation margin, and accrued interest received from, or pledged to, clearing agents and/or our counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty where we have a legal right of setoff, by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by applying against the debt an amount that our counterparty owes to us. Our right of setoff is enforceable at law. We have analyzed the enforceability of offsetting rights incorporated in our cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the clearinghouse or our clearing agent, or both. Based on this analysis, we present a net derivative asset or liability for all of our transactions through a particular clearing agent with a particular clearinghouse. Our policy is to report securities purchased under agreements to resell and securities sold under agreements to repurchase, if any, and securities borrowing transactions, if any, on a gross basis.

Fair Value Measurement

Fair value represents the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. Fair value amounts presented in our statements of condition and disclosed in our notes to financial statements are based on observable market transactions when available. If observable market transactions are not available, we determine fair value using an applicable valuation technique that maximizes the use of relevant observable inputs and assumptions based on market information available to us as of the presented reporting dates. Although we believe our estimated fair values are reasonable, there are inherent limitations in any valuation technique. Specifically, assumptions and inputs used with any valuation technique often require significant judgments from a market participant perspective, and accordingly, fair value estimates are highly subjective in nature. Such significant judgments include, but are not limited to, the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Using different assumptions and inputs could have a material effect on our estimated fair values. Therefore, the fair value amounts presented in our statements of condition and disclosed in our notes to financial statements are not necessarily indicative of the amounts that would be realized in current market transactions. Our fair value estimates are made as of a specific point in time, which is as of the balance sheet date; and accordingly, such fair value estimates are susceptible to material changes thereafter.

We apply the “portfolio exception” for purposes of determining the nonperformance risk adjustment, if any, to the fair value of our derivative instruments. The “portfolio exception” allows for the nonperformance risk adjustment to the fair value of our derivative assets and derivative liabilities to be measured based on the net counterparty position (i.e. the price that would be received to sell a net long position or transfer a net short position for a particular credit risk exposure), rather than the individual values of financial instruments within the portfolio (i.e., the gross position). Refer to Note 16 - Fair Value Accounting for further details.

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

Cash and Due From Banks

We consider only cash and due from banks as cash and cash equivalents. Cash and due from banks consists of unrestricted reserves at the Federal Reserve Bank of Chicago.

Interest Bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

We utilize these investments for short-term liquidity purposes and carry them at amortized cost in our statements of condition. Collateral accepted from our counterparties related to resale agreements are held in safekeeping in our name by third party custodians. We are contractually permitted to sell or repledge such accepted collateral but we do not do so given the short-term nature of resale agreements. The fair value of the accepted collateral approximates the carrying amount of the resale agreements in our statements of condition. If the fair value of the accepted collateral decreases below the fair value amount required as collateral, our counterparty is required to provide an equivalent amount of additional securities as collateral to make up the shortfall. If our counterparty does not provide such additional collateral, we reduce the carrying amount of the resale agreement by the amount of the shortfall in collateral.

Investment Securities

We record purchases and sales of investment securities (securities) on a trade date basis. Securities are classified as either trading, held-to-maturity (HTM), or available-for-sale (AFS) at the time of acquisition and reassessed each subsequent reporting period based on the criteria outlined below.

•
Securities held solely for liquidity purposes are classified as trading securities in our statements of condition. We do not hold trading securities for speculative purposes since we are prohibited from doing so pursuant to FHFA regulations and our internal policies.

•	Securities held to provide additional earnings are classified as HTM securities. Classification as HTM requires that we have both the intent and ability to hold the security to maturity.

•	Securities not classified as either trading or HTM, such as securities held for asset-liability management purposes, are classified as AFS.

Our accounting policy for trading, HTM and AFS securities is outlined below.

•
Trading securities are carried at fair value. Fair value changes related to trading securities are recognized in non-interest gain (loss). This includes fair value changes related to purchase premiums/discounts, except for zero coupon securities such as U.S. Treasury bills. In such cases, the initial discount is accreted to interest income. Cash flows from trading securities are treated as an investing activity.

•	HTM securities are carried at their amortized cost basis.

•
AFS securities are carried at fair value. Changes in fair value of AFS securities are recognized in Accumulated Other Comprehensive Income (Loss) (AOCI), except when AFS securities are in a fair value hedge relationship in which we are hedging the benchmark interest rate risk. In such cases, fair value changes related to the benchmark interest rate is recognized immediately into earnings as a component of non-interest gain (loss) on derivatives and hedging activities.

•
Premiums/discounts on HTM and AFS securities that have a prepayment feature are amortized/accreted to interest income using the interest method over the estimated lives of the securities based on anticipated prepayments. If a difference arises between the prepayments anticipated and actual prepayments received, we recalculate the effective yield to reflect actual payments to date and anticipated future payments.

•	Premiums/discounts on HTM and AFS securities that do not have a prepayment feature are amortized/accreted to interest income over the contractual life of the securities.

•	Gains and losses on sales of securities are determined using the specific identification method and are included in non-interest gain (loss) on the statements of income.

Investment Securities - Other-than-Temporary Impairment (OTTI)

We perform an OTTI assessment whenever the fair value of a security is less than its amortized cost basis as of the reporting date. Amortized cost basis includes adjustments made to the cost of a security for accretion, amortization, collection of cash, previous OTTI recognized into earnings (less any cumulative effect adjustments) and fair value hedge accounting adjustments.

Fair Value Write-downs

An OTTI security is written down to fair value under the following circumstances:

•	If we decide to sell the security and its fair value is less than its amortized cost basis.

•	If, based on available evidence, we believe it is more likely than not that we will be required to sell the security before

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

the recovery of its amortized cost basis.

Credit and Non-Credit Loss Write-downs

We recognize write-downs related to credit losses into earnings on securities in an unrealized loss position for which we do not expect to recover the entire amortized cost basis. Non-credit related losses are recognized into AOCI when we have not decided to, or we believe it is more likely than not that we will not be required to sell the security before the recovery of its amortized cost basis. As a result, OTTI is separated into (a) total OTTI, (b) the amount related to all non-credit related factors and (c) the amount representing the credit loss. The calculation of these amounts is discussed below.

Total OTTI Calculation:

The amount of the total OTTI for either an HTM or AFS security that was not previously impaired is determined as the difference between its amortized cost basis prior to the determination of OTTI and its fair value.

The amount of total OTTI for either an HTM or AFS security that was previously impaired in a prior reporting period is determined as the difference between its carrying amount prior to the determination of OTTI and its fair value.

Non-credit OTTI Portion:

Amounts recognized as total OTTI that relate to non-credit factors also are included in the "Non-credit OTTI - held-to-maturity securities" in other comprehensive income. Credit losses related to previously impaired securities are reclassified out of AOCI into our statements of income line item entitled “Non-credit portion reclassified to (from) statements of comprehensive income.” Subsequent non-credit OTTI related increases in fair value of a previously impaired AFS security will be included in non-credit AOCI to the extent of the amount recognized in the non-credit OTTI portion at the time the AFS security was impaired. Subsequent non-OTTI-related increases in the fair value exceeding the previously recognized non-credit OTTI portion are recognized as an unrealized gain in AOCI. Subsequent decreases in fair value below the carrying amount existing at the reporting date in which no impairment is recognized are recognized as an unrealized loss in AOCI. Refer to Note 5 - Investment Securities for further details of our OTTI analysis.

Subsequent Accretion and Amortization

We prospectively accrete the OTTI recognized in other comprehensive income for HTM securities to the security's carrying amount over its remaining life. The accretion is based on the amount and timing of the security's future estimated cash flows. This accretion increases the security's carrying amount until we derecognize the security (e.g., at maturity) or until we recognize additional OTTI on that security. See Statements of Comprehensive Income on page F-5.

We evaluate the yield of each impaired HTM or AFS security on a quarterly basis. We adjust the impaired security's yield for subsequent increases or decreases in its estimated cash flows, if any. The adjusted yield is then used to calculate the amount to be recognized into interest income over the remaining life of the impaired security.

Advances

Advances issued to our members are carried on an amortized cost basis, which includes premiums and discounts, if any, and cumulative basis adjustments related to ongoing (open) and/or discontinued (closed) fair value hedges (fair value hedging adjustments). An exception occurs when we elect the fair value option for an advance. In such cases, we carry the advance at fair value. See Note 16 - Fair Value Accounting to the financial statements for further discussion. Cumulative basis adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges (cash flow hedging adjustments) are classified in AOCI. We amortize the items below into interest income over the contractual life of advances carried on an amortized cost basis using the interest method:

•	Premiums and discounts, if any;

•	Closed fair value hedging adjustments; and

•	Closed cash flow hedging adjustments.

We offer putable advances. With a putable advance, we have the right to terminate the advance at predetermined exercise dates at par, which we may exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. In the event we exercise the put option, the related advance is considered extinguished for accounting purposes.

We also have outstanding advances to members that may be prepaid at the member's option at par on predetermined dates without incurring prepayment or termination fees (callable advances). Other advances, including symmetrical prepayment advances, may only be prepaid subject to a fee sufficient to make us financially indifferent to a borrower's decision to prepay an

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

advance. In the case of our standard advance products, the fee cannot be less than zero; however, symmetrical prepayment advances remove this floor, resulting in a potential prepayment below par under certain circumstances. We recognize prepayment fees and any hedging adjustments attributable to the prepaid advance into interest income on our statements of income at the time the advance is prepaid.

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

Mortgage Loans Held in Portfolio

We classify MPF Loans held in portfolio on our statements of condition if we have the intent and ability to hold these MPF Loans to maturity. MPF Loans are carried on an amortized cost basis, which includes fees and closed hedging adjustments as discussed below.

Fee and Fair Value Hedging Adjustment Recognition in the Statements of Income

The following are amortized as a component of interest income over the contractual life of the MPF Loan using the interest method:

•	Agent fees (i.e., market risk premiums or discounts paid to or received from PFIs).

•	Any origination net fees or costs representing yield adjustments.

•	Closed fair value hedging adjustments.

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

Allowance for Credit Losses

We have disaggregated our financing receivables (e.g., advances and MPF Loans) into four portfolio segments. Refer to
Note 8 - Allowance for Credit Losses for further details. A portfolio segment is defined as the first level of disaggregation at which we develop and document a systematic method for determining an allowance for credit losses attributable to our financing receivables. An allowance for credit losses is a contra asset valuation account on our statements of condition, and it is separately established for each portfolio segment by management to provide for probable losses, if any, for the reporting periods presented. An allowance for credit losses is required to be established at a level that is adequate but not excessive to cover probable credit losses that have been incurred as of the statements of condition date. An inherent loss exists and an estimated loss is accrued by charging the provision for credit losses in the statements of income if, based on available information relating to past events and the current economic environment, it is probable that a loss has been incurred and the amount of the probable loss can be reasonably estimated. Future events are not considered when determining whether an allowance needs to be recorded. A separate liability rather than a contra asset valuation account is established for credit products with off-balance sheet credit risk exposures, such as standby letters of credit.

Accounting for Impaired Financing Receivables

We consider a financing receivable impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the financing receivable agreement.

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

Cash payments received on nonaccrual status conventional MPF Loans that relate to contractual interest are recorded as a payable to the PFI rather than interest income. This is because realization of the interest is not reasonably assured. The cash payments that relate to contractual principal received from the PFI are applied to the unpaid principal balance. The amount due to the PFI is established as a payable when a schedule/schedule loan is liquidated from Real Estate Owned (REO) as the difference between the cash received upon liquidation and carrying amount of the REO.

A financing receivable that is considered collateral-dependent is measured for impairment based on the fair value of the underlying collateral less estimated selling costs. A conventional MPF Loan would be considered collateral-dependent when credit enhancements under the master commitment from the PFI and/or the fair value of its underlying collateral are insufficient to recover the recorded investment in that conventional MPF Loan plus estimated selling costs and if repayment is only expected to be provided by the sale of the underlying collateral. The recorded investment in a conventional MPF Loan is its face amount increased or decreased by applicable accrued interest and unamortized premium, discount, finance charges, or acquisition costs and may also reflect a previous direct charge-off. Repayment is only expected to be provided by the sale of the underlying collateral when any one of the following circumstances exist:

•	Foreclosure is considered probable.

•	The conventional MPF Loan is 180 days or more past due.

•	In cases where a borrower is in bankruptcy, within 60 days of receipt of the notification of filing from the bankruptcy court.

•	When the conventional MPF Loan represents a troubled debt restructuring (as defined below).

We evaluate whether to record a charge-off on a financing receivable to its allowance for credit losses, if any, upon the occurrence of a confirming event. In the case of conventional MPF Loans, confirming events include when we obtain legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to us to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. A charge-off is recorded if the fair value of the underlying collateral, less estimated selling costs, is less than the recorded investment in the conventional MPF Loan after considering the MPF Risk Sharing Structure. We then reclassify the conventional MPF Loan to Real Estate Owned (REO). See Note 8 - Allowance for Credit Losses for a discussion of how the MPF Risk Sharing Structure is factored into our determination of the allowance for credit losses.

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

Derivatives

We carry all derivatives at fair value in our statements of condition. We designate derivatives either as fair value hedges, cash flow hedges, or economic hedges. We use fair value hedges to offset changes in the fair value or benchmark interest rate related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. We use cash flow hedges to offset an exposure to variability in expected future cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability (such as all or certain future interest payments on variable-rate debt) or a forecasted transaction (such as the variability of cash flows attributable to changes in LIBOR attributable to rolling short-term discount notes). We utilize economic hedges to reduce a particular risk. Refer to Note 9 - Derivatives and Hedging Activities for additional disclosures.

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

Discontinuance of Derivative Hedge Accounting - We discontinue derivative hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) a hedged firm commitment no longer meets the definition of a firm commitment. In all situations in which hedge accounting is discontinued and the derivative remains outstanding as an economic hedge, we will carry the derivative at its fair value on the statements of condition and will recognize further changes in the fair value of the derivative as non-interest gain (loss) in derivatives and hedging activities.

Derivative hedge accounting for discontinued fair value and cash flow hedges is outlined below.

•
We begin amortizing a closed fair value hedging adjustment on a hedged asset or liability into interest income or interest expense, whichever is appropriate, over its remaining life using the interest method at the time the hedge relationship is discontinued.

•
We begin amortizing a closed cash flow hedging adjustment on a hedged item from AOCI into interest income or interest expense when earnings are affected by the original forecasted transaction. An exception occurs in the case of cash flow hedges that are discontinued because the forecasted transaction is no longer probable (i.e., the forecasted transaction will not occur in the originally expected period or within an additional two month period of time thereafter). In such cases, any related closed cash flow hedging adjustment that was in AOCI is immediately recognized as non-interest gain (loss) in derivatives and hedging activities.

Economic Hedges - Derivatives used in economic hedges do not qualify for hedge accounting treatment. Accordingly, such derivatives are carried at fair value with changes in fair value recognized as non-interest gain (loss) in derivatives and hedging activities.

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

Delivery Commitments - Delivery Commitments are considered derivatives and are carried at fair value as a derivative asset or derivative liability, with changes in fair value recognized as non-interest gain (loss) in derivatives and hedging activities. When the Delivery Commitment settles, the current fair value is included in the carrying amount of the MPF Loans, whenever applicable. In the case of an MPF Loan held in portfolio, the adjustment is amortized using the interest method over the contractual life of the MPF Loan in interest income. In the case of MPF Loans under the MPF Xtra product, the adjustment to the basis is offset by a corresponding adjustment to the sales price that is associated with the fair value change to the sales Delivery Commitment concurrently entered into with Fannie Mae.

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

Derivative Contracts with a Financing Element - Cash flows associated with derivatives are primarily reflected as cash flows from operating activities. However, if an other-than-insignificant financing element is present at the derivative's inception, we classify such cash flows as a financing activity. We define the term “insignificant” as an amount that is less than 10% of the present value of an at-the-market derivative’s fully prepaid amount.

Other Assets

Real Estate Owned - REO is recorded in other assets in our statements of condition. REO received from properties underlying conventional MPF Loans is initially recorded at fair value less estimated selling costs. Subsequently REO is recorded at the lower of cost or fair value less estimated selling costs.

Software and Equipment - Software and equipment are included in other assets and carried at amortized cost in our statements of condition. Software and equipment is depreciated over the applicable estimated life on a straight-line basis. We assess software and equipment for impairment at least annually or sooner if circumstances or events occur that warrant reviewing software and equipment for impairment. There were no impairment losses recognized in any of the periods presented. Our balances in software and equipment were immaterial for all periods presented.

Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. Members that service mortgage loans and other FHLBs participating in the MPF Program may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans.

Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Other interest-bearing deposits pay interest based on a daily interest rate. The average interest rates paid on deposits was 1 basis point or less and the interest expense totaled less than $1 million for each of the past three years.

Consolidated Obligations

Consolidated obligations consist of discount notes and consolidated obligation bonds. Consolidated obligations are the joint and several liability of the FHLBs. We adopted new GAAP guidance applicable to joint and several liability arrangements effective January 1, 2014. Under the new guidance, joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and any additional estimated amount we expect to pay on behalf of other FHLBs is measured and recognized as of the reporting date. Transition to the new guidance was done on a retrospective basis. The new guidance did not have an effect on either our current or prior operating activities or financial statements. For further discussion of our joint and several liability see Note 10 - Consolidated Obligations to the financial statements.

We carry consolidated obligations on an amortized cost basis, which includes premiums and discounts, if any, and cumulative basis adjustments related to ongoing (open) and/or discontinued (closed) fair value hedges (fair value hedging adjustments). An exception occurs when we elect the fair value option for a consolidated obligation. In such cases, we carry the consolidated obligation at fair value. See Note 16 - Fair Value Accounting to the financial statements for further discussion. Cumulative

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

basis adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges (cash flow hedging adjustments) are classified in AOCI. Deferred concession fees on consolidated obligations are classified in other assets in our statements of conditions. We amortize the items below into interest expense for consolidated obligations carried on an amortized cost basis using the interest method.

•
Premiums, discounts, concession fees, and closed cash flow hedging adjustments on callable consolidated obligations are amortized over the estimated life of the consolidated obligations. Closed fair value hedge adjustments related to a callable consolidated obligation also is amortized over its estimated life as a yield adjustment unless that callable consolidated obligation is extinguished. In such cases, the related fair value hedging adjustment, if any, is included as the determination of the gain or loss on debt extinguishment.

•
Premiums, discounts, concession fees, and closed cash flow hedging adjustments on non-callable and zero-coupon consolidated obligations are amortized over the contractual life of the consolidated obligations. Closed fair value hedge adjustments related to non-callable and zero-coupon consolidated obligations also are amortized over their contractual life as a yield adjustment unless such consolidated obligations are extinguished. In such cases, the related fair value hedging adjustment, if any, is included as the determination of the gain or loss on debt extinguishment.

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

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS), a liability on our statements of condition, once we become unconditionally obligated to redeem capital stock by transferring cash at a specified or determinable date (or dates) or upon an event certain to occur. Capital stock is reclassified to MRCS at fair value. The fair value of capital stock subject to mandatory redemption is its par value (as indicated by contemporaneous member purchases and sales at par value) plus any dividends related to the capital stock which are also reclassified as a liability, accrued at the expected dividend rate, and reported as a component of interest expense. Our stock can only be acquired and redeemed or repurchased at par value. It is not traded and no market mechanism exists for the exchange of stock outside our cooperative structure. Amounts of MRCS were immaterial for all periods presented.

Litigation Settlement Awards and related Litigation Settlement Legal Expense

On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. While we continue to pursue litigation related to these matters, we have recognized partial settlements and related contingent legal fees as noted in our statements of income starting in 2013.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Amendments to Consolidation Analysis

In February of 2015, the FASB issued amended guidance concerning consolidation analysis. The new guidance is intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The primary focus of the new guidance is as follows:

•
Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for entities in several industries that typically make use of limited partnerships or VIEs.
The new guidance will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the new guidance to affect our financial condition, results of operations, or cash flows.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. Our foreclosed government MPF Loans were previously classified in Real Estate Owned (REO) in Other Assets. Under the new guidance, we would reclassify our government MPF Loans to a receivable account in Other Assets upon foreclosure regardless of whether or not the Bank has received legal title or a deed in lieu. We prospectively adopted this new guidance on January 1, 2015 for government MPF Loans. Specifically, government MPF Loans foreclosed on or after January 1, 2015, will be classified as a receivable rather than REO. The new guidance did not have a material effect on our operating activities or our financial statements since our credit risk on government MPF Loans is limited to whether or not the servicing PFI fails to pay for losses not covered by FHA insurance, or VA, HUD, or RHS guarantees.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.

In August of 2014, the FASB issued guidance that requires an entity's management to assess the entity's ability to continue as a going concern. Specifically, for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise “substantial doubt” about the entity’s ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity is unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance becomes effective for the interim and annual periods ending after December 15, 2016, and early application is permitted. The adoption of this guidance is not expected to have any effect on our financial condition or results of operations.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June of 2014, the FASB issued new accounting guidance that changes the accounting treatment for repurchase-to-maturity transactions and repurchase financing transactions. The key provisions include, but are not limited to: requiring repurchase-to-maturity provisions to be accounted for as secured borrowings rather than as sales, requiring the initial transfer and repurchase agreement in repurchase financing transactions to be accounted for as separate rather than linked transactions, and new disclosure requirements. We adopted the new accounting guidance effective January 1, 2015. The new guidance did not have an effect on our operating activities or financial statements.

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. Financial instruments and other contractual rights within the scope of other GAAP guidance are excluded from the scope of this new revenue recognition guidance. In this regard, it is expected that a majority of our contracts with members and other FHLBs or investors under the MPF Program would be excluded from the scope of this new guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Step 1: Identify the contract(s) with a customer.

•	Step 2: Identify the performance obligations in the contract.

•	Step 3: Determine the transaction price.

•	Step 4: Allocate the transaction price to the performance obligations in the contract.

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The new revenue recognition guidance becomes effective for annual interim reporting periods beginning January 1, 2017. We are in the process of reviewing our contracts with members to determine the expected effect, if any, on our operating activities and financial statements.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January of 2014, the FASB issued new accounting guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. We adopted the new guidance effective January 1, 2015 on a prospective basis. The new guidance is consistent with our previous accounting and did not have an effect on our operating activities or financial statements.

Asset Classification and Charge-off Provisions
On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), and provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for conventional MPF Loans that are classified as Substandard, Doubtful, or Loss; and REO related to conventional MPF Loans. Under AB 2012-02, we will use an Automated Valuation Methodology (AVM). Our prior practice was to determine fair value using broker price opinions, if available, to measure impaired conventional MPF Loans and REO. If a current broker price opinion was not available, we estimated fair value based on our current actual loss severity rates we have incurred on sales, excluding any estimated selling costs.

Subsequent to the issuance of AB 2012-02, the FHFA issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. We implemented the asset classification provisions effective January 1, 2014. We prospectively adopted the remaining provisions of AB 2012-02 on January 1, 2015, and we recorded a $12 million charge-off to our allowance for credit losses on MPF Loans to conform our charge-off policies to AB 2012-02.  The AB 2012-02 allowance for credit losses measurement guidance did not have a material effect on our financial condition, results of operations, or cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2014	2013	2012
Interest income -

Interest bearing deposits, Federal Funds sold and securities purchased under agreements to resell	$7	$9	$10

Investment securities -
Trading	23	13	52
Available-for-sale	553	586	642
Held-to-maturity	294	329	425
Total investment securities	870	928	1,119

Advances -
Advance interest income	146	143	176
Advance prepayment fees, including related hedge adjustment gains (losses) of $(1), $9, and $(23)	12	32	65
Total Advances	158	175	241

MPF Loans held in portfolio	327	399	546

Total interest income	1,362	1,511	1,916

Interest expense -

Consolidated obligations -
Discount notes	269	288	307
Bonds	518	716	980
Total consolidated obligations	787	1,004	1,287

Subordinated notes	54	57	57

Total interest expense	841	1,061	1,344

Net interest income before provision for (reversal of) credit losses	521	450	572
Provision for (reversal of) credit losses	(7)	(2)	9
Net interest income	$528	$452	$563

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

Our major security types presented in the tables below are defined as follows:

•
U.S. Government & other government related may consist of the sovereign debt of the United States; debt issued by Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation; and non-mortgage-backed securities of the Small Business Administration and Tennessee Valley Authority.

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	Government Sponsored Enterprises (GSE) residential mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed residential, multifamily, and reverse mortgage MBS.

•	Private-label residential MBS.

•	State or local housing agency obligations.

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the statements of condition. We pledged $71 million of investment securities as collateral for our initial margin with derivative clearing organizations as of December 31, 2014, and $32 million as of December 31, 2013. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities. We had no material gains or losses realized from the sales of trading securities.

As of	December 31, 2014	December 31, 2013
U.S. Government & other government related	$102	$1,823
Residential MBS:
GSE	63	74
Government-guaranteed	2	2
Total Residential MBS	65	76
Trading securities	$167	$1,899

At December 31, 2014, and 2013, we had net year-to-date unrealized gains (losses) of $1 million and $(11) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Carrying Amount and Fair Value
As of December 31, 2014
U.S. Government & other government related	$479	$29	$—	$508
State or local housing agency	3	—	—	3
FFELP ABS	5,824	408	(11)	6,221

Residential MBS:
GSE	10,285	550	(8)	10,827
Government-guaranteed	2,258	87	—	2,345
Private-label	66	5	—	71
Total Residential MBS	12,609	642	(8)	13,243
Total	$18,915	$1,079	$(19)	$19,975

As of December 31, 2013
U.S. Government & other government related	$560	$29	$(1)	$588
FFELP ABS	6,395	425	(17)	6,803

Residential MBS:
GSE	10,888	518	(24)	11,382
Government-guaranteed	2,572	119	—	2,691
Private-label	69	3	—	72
Total Residential MBS	13,529	640	(24)	14,145
Total	$20,484	$1,094	$(42)	$21,536

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of December 31, 2014
U.S. Government & other government related	$2,222	$—	$2,222	$76	$(1)	$2,297
State or local housing agency	18	—	18	—	—	18

Residential MBS:
GSE	2,695	—	2,695	189	—	2,884
Government-guaranteed	1,129	—	1,129	28	—	1,157
Private-label	1,318	(264)	1,054	415	(1)	1,468
Total Residential MBS	5,142	(264)	4,878	632	(1)	5,509
Total	$7,382	$(264)	$7,118	$708	$(2)	$7,824

As of December 31, 2013
U.S. Government & other government related	$2,259	$—	$2,259	$42	$(1)	$2,300
State or local housing agency	22	—	22	—	—	22

Residential MBS:
GSE	3,193	—	3,193	186	—	3,379
Government-guaranteed	1,248	—	1,248	32	—	1,280
Private-label	1,515	(320)	1,195	444	(2)	1,637
Total Residential MBS	5,956	(320)	5,636	662	(2)	6,296
Total	$8,237	$(320)	$7,917	$704	$(3)	$8,618

We had no sales of HTM securities for the periods presented.

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2014
U.S. Government & other government related	$48	$—	$—	$—	$48	$—
State or local housing agency	3	—	—	—	3	—
FFELP ABS	14	—	877	(11)	891	(11)

Residential MBS:
GSE	—	—	1,996	(8)	1,996	(8)
Private-label	—	—	16	—	16	—
Total Residential MBS	—	—	2,012	(8)	2,012	(8)
Total	$65	$—	$2,889	$(19)	$2,954	$(19)

As of December 31, 2013
U.S. Government & other government related	$40	$(1)	$—	$—	$40	$(1)
FFELP ABS	$22	$—	$969	$(17)	$991	$(17)

Residential MBS:
GSE	—	—	3,293	(24)	3,293	(24)
Private-label	—	—	9	—	9	—
Total Residential MBS	—	—	3,302	(24)	3,302	(24)
Total	$62	$(1)	$4,271	$(41)	$4,333	$(42)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2014
U.S. Government & other government related	$13	$—	$5	$(1)	$18	$(1)
State or local housing agency	10	—	—	—	10	—

Residential MBS:
GSE	—	—	5	—	5	—
Private-label	12	—	1,384	(265)	1,396	(265)
Total Residential MBS	12	—	1,389	(265)	1,401	(265)
Total	$35	$—	$1,394	$(266)	$1,429	$(266)

As of December 31, 2013
U.S. Government & other government related	$85	$(1)	$—	$—	$85	$(1)
State or local housing agency	10	—	—	—	10	—

Residential MBS:
GSE	10	—	—	—	10	—
Private-label	—	—	1,532	(322)	1,532	(322)
Total Residential MBS	10	—	1,532	(322)	1,542	(322)
Total	$105	$(1)	$1,532	$(322)	$1,637	$(323)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2014	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$806	$806
Due after one year through five years	96	101	54	54
Due after five years through ten years	2	2	399	416
Due after ten years	384	408	981	1,039
ABS and MBS without a single maturity date	18,433	19,464	4,878	5,509
Total securities	$18,915	$19,975	$7,118	$7,824

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Interest Rate Payment Terms

The following tables present the interest rate payment terms of AFS and HTM securities at amortized cost basis as of the dates indicated:

	Available-for-Sale		Held-to-Maturity
As of December 31,	2014	2013	2014	2013
Non-MBS:
Fixed-rate	$472	$550	$2,222	$2,259
Variable-rate	5,834	6,405	18	22
Non-MBS	6,306	6,955	2,240	2,281
Residential MBS:
Fixed-rate	11,689	12,530	2,917	3,318
Variable-rate	920	999	2,225	2,638
Residential MBS	12,609	13,529	5,142	5,956
Total	$18,915	$20,484	$7,382	$8,237

Other-Than-Temporary Impairment Analysis

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

As of December 31, 2014, we had a short-term housing price forecast with projected changes ranging from -4.0% to +7.0% over the twelve month period beginning October 1, 2014 for all markets. For the vast majority of markets, the short-term forecast has changes ranging from -1.0% to +6.0%.  Previously, long-term home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting with the second quarter of 2014, a unique path was projected for each geographic area based on an internally developed framework derived from historical data.

Based on these inputs and assumptions, we had no OTTI charges for the years ended December 31, 2014, and 2013.

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

As of December 31, 2014	Unpaid Principal Balance	Amortized Cost Basis	Non-Credit OTTI	Gross Unrealized Gains	Carrying Amount	Fair Value
OTTI AFS Securities- Private-label residential MBS:
Alt-A	$95	$65	—	$5	$70	$70

OTTI HTM Securities- Private-label residential MBS:
Prime	1,019	806	(194)	—	612	862
Subprime	630	392	(70)	—	322	485
Total OTTI HTM securities	$1,649	$1,198	$(264)	$—	$934	$1,347

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

For the years ended December 31,	2014	2013	2012
Beginning Balance	$677	$717	$712
Additions:
Additional credit losses on securities for which an OTTI charge was previously recognized	—	—	15
Reductions:
Increases in cash flows expected to be collected that have been recognized as accretion into net interest income	(57)	(40)	(10)
Ending Balance	$620	$677	$717

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	December 31, 2014	December 31, 2013
Noncallable/nonputable	$29,666	$20,259
Callable	964	1,440
Putable	1,673	1,726
Total par value	32,303	23,425
Hedging adjustments	166	39
Other adjustments	16	25
Total advances	$32,485	$23,489
The following table presents our advances by redemption terms:

As of December 31, 2014	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$7,080	0.46%		$7,992	$8,450
Due one to two years	2,405	2.15%		2,205	1,904
Due two to three years	3,924	1.35%		3,711	3,185
Due three to four years	8,749	0.36%	[a]	8,427	8,644
Due four to five years	8,207	0.27%	[a]	8,035	8,207
Due more than five years	1,938	2.62%		1,933	1,913
Total par value	$32,303	0.75%		$32,303	$32,303

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at current interest rates.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our advances by payment terms as of the dates indicated:

As of	December 31, 2014	December 31, 2013
Fixed-rate due in one year or less	$4,078	$5,301
Fixed-rate due after one year	6,086	5,922
Total fixed-rate	10,164	11,223
Variable-rate due in one year or less	3,002	854
Variable-rate due after one year	19,137	11,348
Total variable-rate	22,139	12,202
Total par value	$32,303	$23,425

The following advance borrowers exceeded 10% of our total advances outstanding:

As of December 31, 2014	Par Value Outstanding		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	34%
Associated Bank, N.A.	3,500		11%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

We lend to members within our district according to federal statutes, including the FHLB Act, and FHFA regulations. The FHLB Act requires us to obtain sufficient collateral to fully secure our advances, and we do not expect to incur any credit losses on advances. We perfect our security interest in pledged collateral and enter into control agreements for securities collateral. We take a risk-based approach in requiring delivery of pledged collateral. We have policies and procedures in place that are designed to manage our credit risk, including requirements for restrictions on borrowing, verifications of collateral and monitoring of borrowings and the borrower's financial condition. Based on the collateral pledged as security for advances and our credit analyses of our borrowers' financial condition and our credit extension and collateral policies, we expect to collect all amounts due according to the contractual terms of our advances. See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans

The following table presents information on MPF Loans held in our portfolio by contractual maturity at the time of purchase. All are fixed-rate. Government is comprised of loans insured by the Federal Housing Administration (FHA) and loans guaranteed by the Department of Veteran Affairs (VA), Department of Housing and Urban Development (HUD) or Department of Agriculture Rural Housing Service (RHS).

As of	December 31, 2014	December 31, 2013
Medium term (15 years or less)	$1,094	$1,672
Long term (greater than 15 years)	4,905	5,959
Total unpaid principal balance	5,999	7,631
Net premiums, credit enhancement and deferred loan fees	23	27
Hedging adjustments	50	66
Total before allowance for credit losses	6,072	7,724
Allowance for credit losses on MPF Loans	(15)	(29)
Total MPF Loans held in portfolio, net	$6,057	$7,695

Conventional mortgage loans	$4,619	$5,969
Government insured mortgage loans	1,380	1,662
Total unpaid principal balance	$5,999	$7,631

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

Member Credit Products

We consider our risk-based approach to determining collateral requirements, including risk-based collateral levels and collateral delivery triggers, and our credit extension policies as the primary tools for managing the credit quality on our credit products. For the periods presented:

•
We had rights to collateral on a member-by-member basis that had a collateral loan value that was at least equal to the credit outstanding. The estimated collateral loan value required to secure each member's credit products is calculated for securities, by multiplying a percentage margin by the fair value of each security adjusted for lendable collateral and for loans, by multiplying a percentage margin by the unpaid principal balance of pledged loans, along with any applicable ineligibility discount factor.

•	We have not recorded any allowance for credit losses for our credit products based upon our credit analysis and the repayment history on credit products.

•	We had no credit products that were past due, on nonaccrual status, involved in a troubled debt restructuring or otherwise considered impaired.

•	We have not recorded a liability to reflect an allowance for credit losses for our credit products with off-balance sheet credit exposures.

Conventional MPF Loans Held in Portfolio

MPF Risk Sharing Structure

Our allowance for credit losses methodology factors in the allocation of losses for conventional MPF products held in our portfolio as further described below. The credit risk analysis determines the degree to which layers of the MPF Risk Sharing Structure are available to recover losses on MPF Loans. PFIs deliver MPF Loans into pools designated by product specific master commitments (MCs). The credit risk analysis is performed at an individual MC level as loss recovery is MC-specific and no risk layer can be applied across a PFI's MCs. With respect to participation interests in MPF Loans, losses are allocated amongst the participating MPF Banks pro-ratably based upon their respective percentage participation interest in the related MC. Credit losses are absorbed under the MPF Risk Sharing Structure in the following order:

▪	Borrower's equity.

▪	Any primary mortgage insurance (PMI).

▪	The PFI. We will withhold a PFI's scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the FLA (as further described below).

▪
Us or pro-rata with another MPF Bank in the case of a participation. Our first layer of exposure is referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point in which a PFI's credit enhancement obligation (CE Amount) would cover the next layer of losses. Our FLA exposure varies by MPF Loan product type - that is, Original MPF, MPF 100 and 125, and MPF Plus (or its variation, MPF 35).

•	The PFI. The PFI's CE Amount, which may include proceeds from a provider of supplemental mortgage guaranty insurance (SMI).

•	Us or pro-rata with another MPF Bank in the case of a participation. We and the participating MPF Bank, if applicable, will absorb any losses after the CE Amount has been exhausted.

Conventional MPF products were designed to allow for the possibility of periodic downward resets of the CE Amount and for certain products, the FLA, as the outstanding loan balances decline. At December 31, 2014, and December 31, 2013, the total amounts of FLA remaining for us for losses across all MPF product lines, were $133 million and $150 million, respectively.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Review Process

Our overall allowance for credit losses is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, other collateral related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses consists of: (1) reviewing the change in the rates (i.e., migration or "roll rates") of delinquencies on residential mortgage loans for the entire portfolio; (2) reviewing the total severity rate and the credit loss severity rate; and (3) estimating credit losses in the remaining portfolio.

Loss Severity

The Total Severity Rate and the Credit Loss Severity Rate calculations, as defined further below, are based on analysis of MPF Loans that have experienced a credit loss in the previous 12 months. The analysis is done on a rolling 12 month basis.

•
Total Severity Rate: This severity rate is based on the total losses experienced and expenses incurred on conventional MPF Loans under the MPF Risk Sharing Structure. Specifically, this severity rate includes all credit losses related to contractual principal and interest due on impaired conventional MPF Loans, REO sale losses, and periodic expenses incurred through the life cycle of a conventional MPF Loan, such as real estate taxes and attorney fees incurred after the MPF Loan is transferred to REO.

•
Credit Loss Severity Rate: The second severity rate only includes credit losses attributable to the contractual principal amount due on impaired conventional MPF Loan portfolios that either were not collected or were not received on a timely basis.

The Total Severity Rate includes total losses and expenses to prevent our allowance for credit losses from being understated. This ensures the portion of the MPF Risk Sharing Structure utilized to absorb non-credit losses is not being included when calculating the amount to be utilized to absorb credit losses.

We may adjust these severity rates to reach the final Total Severity Rate and Credit Loss Severity Rate used in the allowance for credit losses methodology. Adjustments may include factors that exist in the current economic environment, such as the FHFA Purchase-Only index, as of the reporting date.

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

As of	December 31, 2014		December 31, 2013
Total Severity Rate	27.0%		35.0%
Credit Loss Severity Rate	13.0%		19.0%
Total estimated losses outstanding	$49		$65
Less: losses expected to be absorbed by MPF Risk Sharing Structure	(19)	[a]	(18)	[a]
Our share of total losses	30		47
Less: non-credit losses	(16)		(21)
Credit losses	14		26
Plus: other estimated credit losses in the remaining portfolio	1		3
Allowance for credit losses on conventional MPF Loans	$15		$29

[a]
Represents aggregate of credit enhancements across all master commitments expected to be recovered. Credit enhancement from one master commitment may not be used to offset credit losses incurred by another master commitment.

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

For the years ended December 31,	2014	2013	2012
Balance, beginning of period	$29	$42	$45
Losses charged to the allowance	(7)	(11)	(12)
Provision for (reversal of) credit losses	(7)	(2)	9
Balance, end of period	$15	$29	$42

The following table presents the recorded investment by impairment methodology on conventional MPF Loans.

As of	December 31, 2014	December 31, 2013
Specifically identified and individually evaluated for impairment	$12	$22
Homogeneous pools of loans and collectively evaluated for impairment	3	7
Allowance for credit losses on conventional MPF Loans	$15	$29

Individually evaluated for impairment - with an allowance	$160	$215
Collectively evaluated for impairment	4,538	5,861
Total recorded investment	$4,698	$6,076

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Government MPF Loans Held for Portfolio

The PFI provides and maintains insurance or a guaranty from governmental agencies, which includes ensuring compliance with all of their requirements, and obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government MPF Loans. Any losses incurred on government MPF Loans that are not recovered from the government insurer or guarantor are absorbed by the servicing PFI. Accordingly, our credit risk on government MPF Loans is limited to whether or not the servicing PFI fails to pay for losses not covered by FHA insurance, or VA, HUD or RHS guarantees. In this regard, based on our assessment of the servicing PFIs, we did not establish an allowance for credit losses for our government MPF Loan portfolio as of the periods presented. Further, due to the government guarantee or insurance and the servicing PFIs ability to absorb losses, government MPF Loans are not placed on nonaccrual status or disclosed as troubled debt restructurings.

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators.

		December 31, 2014				December 31, 2013
As of		Conventional	Government		Total	Conventional		Government		Total
Past due 30-59 days		$138	$92		$230	$165		$104		$269
Past due 60-89 days		43	23		66	50		31		81
Past due 90 days or more		153	44	[a]	197	202		151		353
Total past due		334	159		493	417		286		703
Total current		4,364	1,246		5,610	5,659		1,401		7,060
Total recorded investment		$4,698	$1,405		$6,103	$6,076		$1,687		$7,763
Also in process of foreclosure		$77	$11	[a]	$88	$108		$51		$159
Serious delinquency rate	[b]	3.28%	3.15%	[a]	3.25%	3.37%	[c]	8.94%	[c]	4.58%	[c]
Past due 90 days or more still accruing interest	[d]	$25	$44	[a]	$69	$27		$151		$178
On nonaccrual status		$163	$—		$163	$221		$—		$221

[a]
During 2014, as permitted under our MPF Program Guides for Government MPF Loans, one of our servicers elected at its option to repurchase $109 million of its delinquent loans from us at its outstanding unpaid principal balance, rather than continue to advance to us payments of principal and interest when it is not collecting these amounts from the borrower.

[b]	Serious delinquency rate is defined as 90 days or more past due or in the process of foreclosure, as a percentage of the total recorded investment.

[c]
We corrected an error to adjust the serious delinquency rate of MPF Loans as of December 31, 2013, in our 2013 Form 10-K. Because this rate was not used when determining our allowance for credit losses, the error had no effect on our allowance for credit losses as of December 31, 2013. After evaluating the quantitative and qualitative aspects of these adjustments, we concluded that prior period financial statements were not materially misstated. Further, the error had no effect on our 2014 financial statements.

[d]
Past due 90 days or more still accruing interest consists of MPF Loans that are either government guaranteed or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Troubled Debt Restructurings

In the event a borrower qualifies for a troubled debt restructuring under our program, we modify the borrower's monthly payment for a period of up to 36 months to try to achieve a target housing expense ratio of not more than 31% of their monthly qualifying income.  Any and all delinquent interest on the loan may be capitalized as long as the resulting principal balance does not exceed the original principal balance, otherwise all delinquent interest is written off.  Next, we re-amortize the new outstanding balance to reflect a principal and interest payment for a term not to exceed 40 years and attempt to achieve the target housing expense ratio. This results in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted.  If the target housing expense ratio is still not met, we reduce the interest rate in 0.125% increments below the original note rate, to a floor rate of 3.00% for up to 36 months, in an effort to further reduce principal and interest payments again, until the target housing expense ratio is met. We do not record any write-offs of principal.

As of December 31, 2014 and 2013, our recorded investment balances of mortgage loans classified as troubled debt restructurings were $73 million and $59 million, respectively. The financial amounts related to troubled debt restructurings are not material to our financial condition, results of operations, or cash flows.

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. We had no impaired MPF Loans without an allowance for either date.

As of	December 31, 2014	December 31, 2013
Recorded Investment	$160	$215
Unpaid Principal Balance	158	210
Related Allowance	12	22

The following table summarizes the average recorded investment of impaired conventional MPF Loans and related interest recognized.

For the years ended December 31,	2014	2013	2012
Average Recorded Investment	$184	$218	$213
Interest Income Recognized	—	—	8

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

Federal Funds sold are only evaluated for purposes of an allowance for credit losses if payment is not made when due. In this regard, all Federal Funds sold were repaid according to their contractual terms. We did not establish an allowance for credit losses for Securities Purchased Under Agreements to Resell since all payments due under the contractual terms have been received and because we hold sufficient underlying collateral.

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

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 16 - Fair Value Accounting for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $50 million of collateral at fair value to our derivatives counterparties at December 31, 2014.

Cleared swaps are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. We post initial and variation margin through the clearing member, on behalf of the clearinghouse, which could expose us to institutional credit risk in the event that a clearing member or the clearinghouse fail to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The clearinghouse determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We were not required to post additional initial margin by our clearing agents at December 31, 2014.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $71 million of investment securities, of which $71 million can be sold or repledged, as part of our initial margin related to cleared derivative transactions at December 31, 2014.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	December 31, 2014					December 31, 2013
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$30,940	$53		$1,348		$28,346	$85		$1,670
Derivatives not in hedge accounting relationships-
Interest rate swaps	19,159	487		329		14,199	440		286
Interest rate swaptions	1,850	56		—		4,465	60		—
Interest rate caps or floors	1,164	105		—		1,164	143		—
Interest rate futures	3	—		—		—	—		—
Mortgage delivery commitments	284	3		3		203	3		3
Derivatives not in hedge accounting relationships	22,460	651		332		20,031	646		289
Gross derivative amount before adjustments	$53,400	704		1,680		$48,377	731		1,959
Netting adjustments and cash collateral		(675)	[a]	(1,625)	[a]		(696)	[a]	(1,851)	[a]
Total derivatives on statements of condition		$29		$55			$35		$108

[a]
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed by us with the same clearing agent and/or counterparty. Cash collateral posted was $978 million and $1.2 billion at December 31, 2014, and 2013. Cash collateral received was $29 million and $24 million at December 31, 2014, and 2013.

The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivatives with legal right of offset as well as derivatives (i.e., mortgage delivery commitments) without the legal right of offset. At December 31, 2014, we had $4 million of additional net credit exposure on cleared derivatives due to instances where our pledged non-cash collateral to a counterparty exceeded our net derivative liability position. We had no comparable exposure at December 31, 2013.

	Derivative Assets			Derivative Liabilities
As of December 31, 2014	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$656	$45	$701	$1,466	$211	$1,677
Netting adjustments and cash collateral	(632)	(43)	(675)	(1,414)	(211)	(1,625)
Derivatives with legal right of offset - net	24	2	26	52	—	52
Derivatives without legal right of offset	3	—	3	3	—	3
Total derivatives on statements of condition	27	2	29	55	—	55
Noncash collateral received (pledged)	23	—	23	—	—	—
Net amount [a]	$4	$2	$6	$55	$—	$55

As of December 31, 2013
Derivatives with legal right of offset -
Gross recognized amount	$707	$21	$728	$1,949	$7	$1,956
Netting adjustments and cash collateral	(676)	(20)	(696)	(1,845)	(6)	(1,851)
Derivatives with legal right of offset - net	31	1	32	104	1	105
Derivatives without legal right of offset	3	—	3	3	—	3
Total derivatives on statements of condition	34	1	35	107	1	108
Noncash collateral received (pledged)	31	—	31	—	—	—
Net amount [a]	$3	$1	$4	$107	$1	$108

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The table below presents the gain (loss) details of derivatives and hedging activities as presented in the statements of income.

For the years ending December 31,	2014	2013	2012
Fair value hedges -
Interest rate swaps	$(22)	$13	$(2)
Other	—	—	2
Fair value hedges	(22)	13	—
Cash flow hedges	2	4	3
Economic hedges -
Interest rate swaps	(17)	60	(68)
Interest rate swaptions	(11)	(47)	19
Interest rate caps or floors	(37)	(76)	(31)
Interest rate futures	(1)	—	—
Mortgage delivery commitments	2	2	2
Net interest settlements	77	56	74
Economic hedges	13	(5)	(4)
Gains (losses) on derivatives and hedging activities	$(7)	$12	$(1)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income.

	Gain (loss)
For the years ending December 31,	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Net Interest Settlements Classified in Net Interest Income	[a]	Hedge Adjustments Amortized into Net Interest Income	[b]
2014
Hedged item type -
Available-for-sale securities	$(4)	$—	$(4)	$(140)		$—
Advances	(123)	132	9	(81)		(5)
MPF Loans held for portfolio	—	—	—	—		(17)
Consolidated obligation bonds	310	(337)	(27)	253		(12)
Total	$183	$(205)	$(22)	$32		$(34)
2013
Hedged item type -
Available-for-sale securities	$293	$(284)	$9	$(139)		$—
Advances	142	(132)	10	(68)		5
MPF Loans held for portfolio	—	—	—	—		(32)
Consolidated obligation bonds	(458)	452	(6)	224		(23)
Total	$(23)	$36	$13	$17		$(50)
2012
Hedged item type -
Available-for-sale securities	$(75)	$75	$—	$(132)		$—
Advances	9	1	10	(83)		(24)
MPF Loans held for portfolio	1	—	1	(2)		(50)
Consolidated obligation bonds	(40)	29	(11)	151		(28)
Total	$(105)	$105	$—	$(66)		$(102)

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

For the years ending December 31,	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified to Derivatives and Hedging Activities	Total Reclassified Into Statements of Income	Effective Portion Recorded in AOCI	Net Change in OCI	Net Interest Settlements Classified in Net Interest Income
2014
Advances - interest rate floors	$10	$—	$10	$—	$(10)	$—
Discount notes - interest rate swaps	(2)	2	—	93	93	(246)	[a]
Bonds - interest rate swaps	(2)	—	(2)	—	2	—
Total	$6	$2	$8	$93	$85	$(246)	[a]
2013
Advances - interest rate floors	$12	$—	$12	$—	$(12)	$—
Discount notes - interest rate caps	(1)	—	(1)	—	1	—
Discount notes - interest rate swaps	(2)	6	4	424	420	(262)	[a]
Bonds - interest rate swaps	(2)	(2)	(4)	—	4	—
Total	$7	$4	$11	$424	$413	$(262)	[a]
2012
Advances - interest rate floors	$14	$—	$14	$—	$(14)	$—
Discount notes - interest rate caps	(6)	—	(6)	—	6	—
Discount notes - interest rate swaps	(3)	3	—	(25)	(25)	(268)	[a]
Bonds - interest rate swaps	(4)	—	(4)	—	4	—
Total	$1	$3	$4	$(25)	$(29)	$(268)	[a]

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $1 million as of December 31, 2014. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 6 years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

The FHLBs issue consolidated obligations through the Office of Finance as their agent. Consolidated obligations consist of discount notes and consolidated obligation bonds. Consolidated discount notes are issued primarily to raise short-term funds. Discount notes are issued at less than their face amount and redeemed at par value when they mature. The maturity of consolidated bonds range from less than one year to over 20 years, but they are not subject to any statutory or regulatory limits on maturity.

Regulations require the FHLBs to maintain, in the aggregate, unpledged qualifying assets in an amount equal to the consolidated obligations outstanding. Qualifying assets include: cash, secured advances, the obligations, participations, mortgages, or other securities of or issued by the United States (U.S.) government or certain agencies of the U.S. government; mortgages that have any insurance or commitment for insurance from the U.S. government or its agencies; and such securities as fiduciary and trust funds may invest in under the laws of the state in which each FHLB is located.

As of December 31, 2014, our long-term consolidated obligations were rated AA+/Aaa (with outlook stable) by S&P/ Moody's.

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2014	Contractual Maturity	Weighted Average Interest Rate	By Next Maturity or Call Date
Due in one year or less	$3,532	2.06%	$26,137
One to two years	3,858	2.65%	3,273
Two to three years	7,588	1.86%	2,433
Three to four years	3,732	1.29%	519
Four to five years	6,209	1.55%	828
Thereafter	9,482	2.45%	1,211
Total par value	$34,401	2.01%	$34,401

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2014	December 31, 2013
Carrying Amount	$31,054	$31,089
Par Value	31,060	31,092
Weighted Average Interest Rate	0.09%	0.07%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	December 31, 2014	December 31, 2013
Noncallable	$11,046	$12,927
Callable	23,355	19,565
Par value	34,401	32,492
Bond premiums (discounts), net	17	20
Hedging adjustments	(177)	(526)
Fair value option adjustments	10	1
Total consolidated obligation bonds	$34,251	$31,987

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

Inverse Floating Bonds - The coupon rate on these bonds increases as an index declines and decreases as an index rises.

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of	December 31, 2014	December 31, 2013
Fixed-rate	$24,081	$23,771
Variable-rate	500	—
Step-up	9,040	8,090
Step-down	730	581
Inverse floating	50	50
Total par value	$34,401	$32,492

Total concession fees on consolidated obligations recognized in interest expense were $7 million, $5 million, and $22 million during the years ended December 31, 2014, 2013, and 2012.

Joint and Several Liability on Behalf of Another FHLB

We do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2014. As a result, we did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2014 and December 31, 2013.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	December 31, 2014			December 31, 2013
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$484,812	$362,363	$847,175	$473,495	$293,342	$766,837
FHLB Chicago as primary obligor	34,401	31,060	65,461	32,492	31,092	63,584
As a percent of the FHLB System	7%	9%	8%	7%	11%	8%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 - Affordable Housing Program

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLBs must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year's income before assessments excluding any interest expense related to mandatorily redeemable capital stock. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation established by the FHFA. We accrue AHP expense monthly based on our regulatory income and recognize an AHP liability. As subsidies are provided, the AHP liability is reduced.

In 2013, we received approval from the FHFA and our Board of Directors to implement the Community First Fund, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. As a result, in 2013, we reversed the $50 million charge recognized in 2011 through "Non-interest expense - Other community investment” in our statements of income. Since we already have paid our AHP assessment attributable to the $50 million charge in 2011, our AHP assessment for 2013 was calculated on 10% of that year's net earnings (income before assessments) excluding the reversal.

The following table summarizes the changes in the AHP payable for the periods indicated:

For the years ended December 31,	2014	2013	2012
AHP balance at beginning of year	$78	$78	$61
AHP expense accrual	44	33	42
Cash disbursements for AHP	(32)	(33)	(25)
AHP balance at end of year	$90	$78	$78

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 – Subordinated Notes

As of December 31, 2014, we have $944 million of subordinated notes outstanding that mature on June 13, 2016. During 2013, we repurchased $56 million of our outstanding subordinated notes through open market purchases. The subordinated notes are not obligations of, and are not guaranteed by, the U.S. government or any FHLBs other than us. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

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

We may not defer interest on the subordinated notes for more than five consecutive years and in no event beyond their maturity date. If we defer interest payments on the subordinated notes, interest will continue to accrue and will compound at a rate of 5.625% per annum. Any interest deferral period ends when we satisfy all minimum regulatory leverage ratios to which we are subject, after taking into account all deferred interest and interest on such deferred interest. During the periods when interest payments are deferred, we may not declare or pay dividends on, or redeem, repurchase, or acquire our capital stock (including mandatorily redeemable capital stock). As of December 31, 2014, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments.

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

Under our capital plan, any dividend declared on Class B1 shares must be greater than or equal to the dividend declared on Class B2 shares for the same period. We have paid an enhanced dividend on Class B1 activity stock since the fourth quarter of 2013. Future dividend determination remains at our Board's sole discretion and subject to future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table details our minimum capital requirements:

	December 31, 2014		December 31, 2013
As of	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,127	$4,317	$1,465	$3,703
Total regulatory capital	$2,874	$4,317	$2,752	$3,703
Total regulatory capital ratio	4.00%	6.01%	4.00%	5.38%
Leverage capital	$3,592	$6,475	$3,440	$5,555
Leverage capital ratio	5.00%	9.01%	5.00%	8.07%

Regulatory capital and leverage capital do not include accumulated other comprehensive income (loss).

Capital Concentration

As of December 31, 2014, One Mortgage Partners Corp. held $250 million, or 13%, of our total capital stock outstanding. No other members had capital stock exceeding 10%. One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Repurchase of Excess Capital Stock

During 2013, we announced completion of our quarterly excess capital stock repurchases program initiated in 2012 and our current practice of repurchasing excess capital stock held by members within three business days of receiving a repurchase request, subject to regulatory requirements and prudent business practices. Since initiating this practice, all capital stock repurchases were made within three business days of receipt of the request.

Joint Capital Enhancement Agreement

The 12 FHLBs, including us, entered into a Joint Capital Enhancement Agreement, as later amended (JCE Agreement) and implemented in the FHLBs' capital plans. The intent of the JCE Agreement is to enhance the capital position of each FHLB by allocating that portion of each FHLB's earnings to a separate restricted retained earnings account at that FHLB.

The JCE Agreement provides that each FHLB is required to contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the periods indicated:

	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized Gain (Loss) Cash Flow Hedges
For the years ended December 31,	Available-for-sale Securities	Held-to-maturity Securities		Other	Total AOCI
2014
Beginning balance	$1,052	$(320)	$(665)	$—	$67
Change in the period before reclassifications to net income	8	56	93	—	157
Period amounts reclassified to:
Net interest income	—	—	(6)	—	(6)
Non-interest gain (loss)	—	—	(2)	—	(2)
Non-interest expense	—	—	—	1	1
Net change in the period	8	56	85	1	150
Ending balance	$1,060	$(264)	$(580)	$1	$217

2013
Beginning balance	$1,576	$(381)	$(1,078)	$(10)	$107
Change in the period before reclassifications to net income	(524)	61	424	8	(31)
Period amounts reclassified to:
Net interest income	—	—	(7)	2	(5)
Non-interest gain (loss)	—	—	(4)	—	(4)
Net change in the period	(524)	61	413	10	(40)
Ending balance	$1,052	$(320)	$(665)	$—	$67

2012
Beginning balance	$1,113	$(466)	$(1,049)	$(29)	$(431)
Net change in the period	463	85	(29)	19	538
Ending balance	$1,576	$(381)	$(1,078)	$(10)	$107

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 - Employee Retirement Plans

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

•
A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2014 as of the date of this Form 10-K filing.

•	Our contributions for the years presented were not more than 5% of the total contributions to the Pension Plan.

•	The Pension Plan is not a collective bargaining agreement.

•	We did not pay any surcharges to the Pension Plan.

•	There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

•
The Moving Ahead for Progress in the 21st Century Act (MAP-21), which was enacted in July 2012, affected the comparison between years to the Pension Plan. Specifically, MAP-21 contains provisions that stabilize the interest rates used to calculate required pension contributions. Current historically low interest rates have resulted in significant increases to required pension contributions. The pension provisions of MAP-21 Act increased our pension plan's funded status. As a result, we were not required to make a contribution in 2014, 2013 or 2012, and thus we had no net pension cost in compensation and benefits expense (except for a small amount of administrative fees) for the years ended December 31, 2014, 2013 and 2012.

The following table provides details on our Pension Plan. The funded status is calculated as the market value of plan assets divided by the funding target and reflects contributions received through the plan year ended June 30.

Pension Plan	2014	2013	2012
Pension cost including administrative fees charged to compensation and benefits expense for the year end December 31,	$1	$1	$—
Plan funded status as of the plan year end June 30,	111.3%	101.3%	108.0%
Our portion of plan funded status as of the plan year end June 30,	128.0%	113.1%	127.0%
Our contributions including administrative fees for calendar year ended December 31,	$5	$5	$—
Total voluntary prepaid pension contributions, in other assets, as of December 31,	$14	$10	$5

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

Note 16 - Fair Value Accounting

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

Valuation Techniques and Significant Inputs
Assets for which fair value approximates carrying amount. Due to the short-term nature and negligible credit risk, we use the carrying amount to estimate fair value of cash and due from banks, interest bearing deposits, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable.

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

As of December 31, 2014, four vendor prices were received for substantially all of our MBS holdings and the final prices were computed by taking the median of the four prices, excluding any outlier price deemed as unreasonable. Based on our review of the pricing methods and controls employed by the third party pricing services and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.
We use one third party pricing service to determine the fair value of agency non-MBS securities (SBA, agency bonds and housing development bonds). If available, we compare the prices received from that service to two other third party pricing services to determine if the price is reasonable. If no other third party prices are available we validate against internal models.

We use a hybrid approach to measure the fair value of our FFELP ABS. We use the fair value provided by a third party pricing service or average of pricing services or we use our internal model price. An internal pricing model is used in cases where a fair value is not provided by the pricing service. We assess the reasonableness of the fair value determined by our

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

internal pricing model by comparing comparable FFELP security prices to the fair value provided by vendor pricing services. We use the fair value of the third party pricing service provided it is within one point of other pricing services. We use the average fair value of four third party pricing services if their prices are available and present more than one point of difference in pricing. The third party pricing service or the internal model price is compared to three other third party pricing services to test for reasonableness.

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

		Range of Values
As of December 31, 2014	Fair Value	Minimum	Maximum
Available-For-Sale Private-Label MBS	$71	$69	$72

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

Mortgage loans held in portfolio. We measure the fair value of our entire mortgage loan portfolio based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises, and adjust that fair value amount for impaired mortgage loans held within the portfolio. Impaired conventional MPF Loans are adjusted to par value less our allowance for credit losses. Impaired government MPF Loans are adjusted to par value since that is the amount we ultimately expect to realize. The prices of the referenced mortgage-backed securities and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, and cash flow remittance between our mortgage loans and the referenced mortgage-backed securities. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.
Accrued interest receivable and payable. The fair value approximates the recorded carrying amount.

Derivative assets/liabilities. The following table shows the values for our derivative assets that are carried at fair value under a fair value hedge strategy on our Statements of Condition using Level 3 significant inputs. Amounts exclude any related interest receivable, so amounts will not be the same as in subsequent fair value tables which include accrued interest receivable.

			Range of Values
As of December 31, 2014	Significant Inputs Curve	Fair Value	Minimum	Maximum
Derivative assets	LIBOR	$10	$10	$10

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

As of December 31, 2014	Significant Inputs Curve	Fair Value
Consolidated obligation bonds	CO	$(63)

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

Impaired MPF Loans and real estate owned. See Assets Measured at Fair Value on a Nonrecurring Basis on page F-55.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Estimates for Financial Instruments

The tables below are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition. These tables do not represent an estimate of our overall market value as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.  The tables below are presented in the following order:

•	Fair values of financial instruments not measured at fair value on a recurring or nonrecurring basis on our statements of condition.

•	Financial instruments carried at fair value on a recurring basis on our statements of condition.

•	Assets measured at fair value on a nonrecurring basis on our statements of condition.

			Fair Value Hierarchy
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
As of December 31, 2014
Financial Assets -
Cash and due from banks	$342	$342	$342	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	1,525	1,525	—	1,525	—
Securities purchased under agreements to resell	3,400	3,400	—	3,400	—
Held-to-maturity securities	7,118	7,824	—	6,356	1,468
Advances	32,485	32,546	—	32,546	—
MPF Loans held in portfolio, net	6,057	6,585		6,435	150
Accrued interest receivable	83	83	—	83	—
Financial Liabilities -
Deposits	$(666)	$(666)	$—	$(666)	$—
Consolidated obligation discount notes	(31,054)	(31,055)	—	(31,055)	—
Consolidated obligation bonds	(34,251)	(34,831)	—	(34,768)	(63)	[a]
Accrued interest payable	(127)	(127)	—	(127)	—
Mandatorily redeemable capital stock	(8)	(8)	(8)	—	—
Subordinated notes	(944)	(1,013)	—	(1,013)	—

As of December 31, 2013
Financial Assets -
Cash and due from banks	$971	$971	$971	$—	$—
Federal Funds sold	500	500	—	500	—
Securities purchased under agreements to resell	4,550	4,550	—	4,550	—
Held-to-maturity securities	7,917	8,618	—	6,981	1,637
Advances	23,489	23,586	—	23,586	—
MPF Loans held in portfolio, net	7,695	8,269	—	8,069	200
Accrued interest receivable	93	93	—	93	—
Financial Liabilities -
Deposits	$(544)	$(544)	$—	$(544)	$—
Consolidated obligation discount notes	(31,089)	(31,089)	—	(31,089)	—
Consolidated obligation bonds	(31,987)	(32,645)	—	(32,576)	(69)	[a]
Accrued interest payable	(137)	(137)	—	(137)	—
Mandatorily redeemable capital stock	(5)	(5)	(5)	—	—
Subordinated notes	(944)	(1,055)	—	(1,055)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our assets and liabilities measured at fair value on the statements of condition on a recurring basis.

As of December 31, 2014	Level 2	Level 3		Netting Adj.		Total
Trading securities:
U.S. Government & other government related	$102	$—				$102
GSE residential MBS	63	—				63
Governmental-guaranteed residential MBS	2	—				2
Trading securities	167	—				167
Available-for-sale securities:
U.S. Government & other government related	508	—				508
State or local housing agency	3	—				3
FFELP ABS	6,221	—				6,221
GSE residential MBS	10,827	—				10,827
Government-guaranteed residential MBS	2,345	—				2,345
Private-label residential MBS	—	71				71
Available-for-sale securities	19,904	71				19,975
Advances	83	—				83
Derivative assets	691	13		$(675)	[a]	29
Total financial assets at fair value	$20,845	$84		$(675)		$20,254
Level 3 as a percent of total assets at fair value		0.4%
Consolidated obligation discount notes	$(1,799)	$—				$(1,799)
Consolidated obligation bonds	(2,785)	(63)	[b]			(2,848)
Derivative liabilities	(1,680)	—		$1,625	[a]	(55)
Total financial liabilities at fair value	$(6,264)	$(63)		$1,625		$(4,702)
Level 3 as a percent of total liabilities at fair value		1.3%

As of December 31, 2013
Trading securities:
U.S. Government & other government related	$1,823	$—				$1,823
GSE residential MBS	74	—				74
Governmental-guaranteed residential MBS	2	—				2
Trading securities	1,899	—				1,899
Available-for-sale securities:
U.S. Government & other government related	588	—				588
FFELP ABS	6,803	—				6,803
GSE residential MBS	11,382	—				11,382
Government-guaranteed residential MBS	2,691	—				2,691
Private-label residential MBS	—	72				72
Available-for-sale securities	21,464	72				21,536
Advances	30	—				30
Derivative assets	712	19		$(696)	[a]	35
Total financial assets at fair value	$24,105	$91		$(696)		$23,500
Level 3 as a percent of total assets at fair value		0.4%
Consolidated obligation discount notes	(75)	—				(75)
Consolidated obligation bonds	(1,021)	(69)	[b]			(1,090)
Derivative liabilities	(1,959)	—		$1,851	[a]	(108)
Total financial liabilities at fair value	$(3,055)	$(69)		$1,851		$(1,273)
Level 3 as a percent of total liabilities at fair value		5.4%

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

The table below presents assets that are measured at fair value on a nonrecurring basis in our statements of condition only as of the dates shown.

	December 31, 2014	December 31, 2013
As of	Level 3	Level 3
Impaired MPF Loans	$150	$200
Real estate owned	9	10
Non-recurring assets measured at fair value	$159	$210

Level 3 Reconciliation
The following table presents a reconciliation of assets and liabilities that are measured at fair value on the statements of condition using significant unobservable inputs (Level 3):

	Available-For-Sale Private-Label MBS			Derivative Assets Interest-Rate Related			Consolidated Obligation Bonds
For the years ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
Balance at beginning of period	$72	$69	$63	$19	$32	$37	$(69)	$(82)	$(87)
Gains (losses) recorded in earnings:
Interest income	4	3	2
Change in fair value - Derivatives and hedging activities				(6)	(13)	(5)	6	13	5
Gains (loses) recorded in OCI -
Net unrealized on AFS securities	2	3	—
Non-credit OTTI on AFS securities	—	8	18
Paydowns and settlements	(7)	(11)	(14)	—	—	—	—	—	—
Balance at end of period	$71	$72	$69	$13	$19	$32	$(63)	$(69)	$(82)
Total unrealized gains (losses) recorded in earnings and attributable to instruments still held at period end	$4	$3	$2	$—	$—	$—	$6	$—	$5

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Option
We elected the fair value option for advances, discount notes, and consolidated obligation bonds where hedge accounting treatment may not be achieved. Specifically, hedge accounting may not be achieved in cases where it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance even though the interest rate swaps used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of the advance, discount note, and short-term consolidated obligation bonds with the interest rate swap economically hedging it. We determined that no adjustments to the fair values of our instruments recorded under the fair value option for instrument-specific credit risk were necessary as of the dates presented.
The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option.

	Advances			Consolidated Obligation Bonds			Consolidated Obligation Discount Notes
For the years ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
Balance beginning of period	$30	$9	$9	$(1,021)	$(1,251)	$(2,631)	$(75)	$—	$(11,466)
New transactions elected for fair value option	55	21	—	(6,188)	(2,880)	(15,690)	(1,799)	(75)	—
Maturities and extinguishments (if any)	(4)	—	—	4,420	3,110	17,070	75	—	11,472
Net gain (loss) on instruments held at fair value	2	—	—	10	—	—	1	—	2
Change in accrued interest and other	—	—	—	(6)	—	—	(1)	—	(8)
Balance end of period	$83	$30	$9	$(2,785)	$(1,021)	$(1,251)	$(1,799)	$(75)	$—

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	December 31, 2014			December 31, 2013
As of	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Unpaid Principal Balance (UPB)	$80	$2,775	$1,800	$29	$1,020	$75
Fair Value	83	2,785	1,799	30	1,021	75
Fair Value Over (Under) UPB	3	10	(1)	1	1	—

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 17 – Commitments and Contingencies

The table below shows our commitments outstanding, which represent off-balance sheet obligations, for the periods presented.

	December 31, 2014				December 31, 2013
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$91	$—		$91	$220	$—		$220
Unsettled consolidated obligation discount notes	—	—		—	1,000	—		1,000
Member standby letters of credit	2,410	1,207	[a]	3,617	1,407	696	[a]	2,103
Housing authority standby bond purchase agreements	155	262		417	149	258		407
Committed unused member lines of credit	4,000	—		4,000	—	—		—
Advance commitments	158	104		262	125	101		226
Other commitments	211	—		211	159	—		159
Commitments	$7,025	$1,573		$8,598	$3,060	$1,055		$4,115

[a]	Contains $974 million and $495 million of member standby letters of credit at December 31, 2014 and December 31, 2013, which were renewable annually.

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

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. These standby bond purchase commitments have original expiration periods of up to 5 years, expiring no later than 2019, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

Committed unused member lines of credit. A committed unused member line of credit is an agreement that provides our members with the option to take multiple advances up to a specified maximum amount, subject to certain conditions. Amounts repaid may be reborrowed under the same arrangement.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date.

Other. Consists of commitments to purchase mortgage loans, commitments related to the MPF Xtra product, and Community First Fund loans we have committed to fund but not yet distributed.

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

Note 18 – Transactions with Members and Other FHLBs

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

Members

The table below summarizes balances we had with our members as defined above as related parties (including their affiliates). Members represented in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership. As noted in Note 13 - Capital, we had one member at or over the 10% threshold at December 31, 2014; the transactions listed below as of that date include that member plus other members whose officers or directors served on our Board. At December 31, 2013, we also had one member at or over the 10% threshold, in addition to members whose officers or directors served on our Board.

As of	December 31, 2014	December 31, 2013
Assets - Interest bearing deposits	$560	$—
Assets - Advances	11,159	2,546
Assets - Advance Interest Receivable	2	—
Liabilities - Deposits	26	27
Equity - Capital Stock	267	188

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs at market rates. These transactions are overnight, maturing the following business day.  We also act as a master servicer for other FHLBs participating in the MPF Program. These FHLBs deposit money with us to facilitate their transactions and we also charge them a fee to cover a portion of our operating costs. If material, these and other transactions with the other FHLBs are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	March 12, 2015	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 12, 2015	(Principal Financial Officer and Principal Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director's capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2014, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2015
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015
Roger D. Lundstrom

*/s/ Steven F. Rosenbaum	Chairman of the Board of Directors	March 12, 2015
Steven F. Rosenbaum

*/s/ William W. Sennholz	Vice Chairman of the Board of Directors	March 12, 2015
William W. Sennholz

*/s/ Diane M. Aigotti	Director	March 12, 2015
Diane M. Aigotti

*/s/ James T. Ashworth	Director	March 12, 2015
James T. Ashworth

*/s/ Owen E. Beacom	Director	March 12, 2015
Owen E. Beacom

*/s/ Edward P. Brady	Director	March 12, 2015
Edward P. Brady

S-2

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ Mary J. Cahillane	Director	March 12, 2015
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 12, 2015
Mark J. Eppli

*/s/ Arthur E. Greenbank	Director	March 12, 2015
Arthur E. Greenbank

*/s/ Thomas L. Herlache	Director	March 12, 2015
Thomas L. Herlache

*/s/ E. David Locke	Director	March 12, 2015
E. David Locke

*/s/ David R. Pirsein	Director	March 12, 2015
David R. Pirsein

*/s/ John K. Reinke	Director	March 12, 2015
John K. Reinke

*/s/ Leo J. Ries	Director	March 12, 2015
Leo J. Ries

*/s/ Michael G. Steelman	Director	March 12, 2015
Michael G. Steelman

*/s/ Gregory A. White	Director	March 12, 2015
Gregory A. White

* By: /s/ Peter E. Gutzmer		March 12, 2015
Peter E. Gutzmer, Attorney-in-fact

S-3